Form 10-K/A
period 1992-12-31
NATIONAL PATENT DEVELOPMENT CORP
filed 1994-01-04
CIK 70415

FORM 10-K/A
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                  Amendment No. 3 to

                 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                        For the Fiscal Year Ended December 31, 1992
                                          OR
                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934
                           For the transition period from     to

                            Commission File Number 1-7234
                       NATIONAL PATENT DEVELOPMENT CORPORATION
                (Exact name of Registrant as specified in its charter)

             Delaware                            13-1926739
          (State of Incorporation)           (I.R.S. Employer
                                             Identification No.)

          9 West 57th Street, New York, NY               10019
          (Address of principal executive offices)     (Zip Code)

          Registrant's telephone number, including area code:(212) 826-8500

          Securities registered pursuant to Section 12(b) of the Act:

          Title of Each Class Name of each exchange on which registered
          Common Stock, $.01 Par Value       American Stock Exchange, Inc.
                                             Pacific Stock Exchange, Inc.

          Securities registered pursuant to Section 12(g) of the Act:
          None

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.   Yes X  No

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

          As of March 15, 1993, the aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $.01 per share, held by non- affiliates was approximately $55,777,770 based on the closing price of the Common Stock on the














          American Stock Exchange on March 15, 1993. None of the Class B Capital Stock, par value $.01 per share, was held by non-affiliates.

          Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the most recent practicable date.

          Class                              Outstanding at March 15, 1993
          Common Stock, par value $.01 per share       16,250,955 shares
          Class B Capital Stock, par value $.01 per share   250,000 shares

          DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's definitive Proxy Statement for its 1993 Annual Meeting of Stockholders is incorporated by reference into Part III hereof.




















































          Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations is hereby amended and restated in its entirety as follows:

          Item 7.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations


          RESULTS OF OPERATIONS

          Overview
          During 1992, the loss before income taxes and extraordinary items was $13,178,000 compared to income of $1,157,000 in 1991 and a loss of $39,265,000 in 1990. The change from a profit in 1991 to a loss in 1992 was primarily the result of the public offering by General Physics Corporation (GP) in October 1991, through which the Company sold 68% of its GP common stock and recognized a gain on the transaction of $18,844,000. The Company currently owns approximately 28% of GP. The effect of the gain on GP was partially offset by improved operating results achieved in 1992 by the remaining companies within the Physical Science Group, GPS Technologies, Inc. (GPS) (formerly General Physics Services Corp.), a 92% owned subsidiary, and GTS Duratek, Inc. (Duratek), an approximately 80% owned subsidiary. At the corporate level, improved operating results were partially the result of gains recognized on the sale of certain investments and the continuing reduction in interest expense as a result of reduced short-term borrowings, lower rates of interest on the Company's variable rate obligations and reduced interest on the Company's Swiss Debt obligation due to the Company's continuing practice of repurchasing its Swiss Debt from time to time. The improved operating results within the Physical Science Group were due to both GPS and Duratek achieving operating profits in 1992 as opposed to operating losses in 1991. GPS achieved a significant turnaround as a result of reduced losses at its subsidiary, GP International Engineering & Simulation, Inc. (GPI), an operating profit generated for the first time by its subsidiary GP Environmental Services, Inc. (GPE) and an overall improvement within the core businesses of GPS. Duratek showed an improvement in operations during 1992 as a result of increased sales and gross profit in both its Environmental Technology and Consulting and Temporary Technical Staff businesses, as well as the impact of the effort in the latter half of 1991 to consolidate and streamline its administrative structure. The improvements in operations achieved by the current members of the Physical Science Group and at the corporate level were partially offset by an increased operating loss at the Electronics Group and reduced operating profits at the Optical Plastics Group. The Electronics Group, which is Eastern Electronics Manufacturing Corporation (Eastern), the Company's electronic assembly and manufacturing subsidiary, incurred increased operating losses due to reduced sales, increased operating costs and the effect of reserves taken for obsolete inventory. The Optical Plastics Group, which is MXL Industries, Inc. (MXL), the Company's injection molding and coating subsidiary, had a small decrease in operating profit as a result of weakness in the precision tooling part of its business, as well as reduced orders from a number of MXL's established customers in the beginning of 1992. The Health Care Group's operating loss and the Distribution Group's operating profit remained virtually unchanged.

          During 1991, income before income taxes and extraordinary items was $1,157,000 compared to a loss of $39,265,000 for 1990. The improved performance in 1991 was the result of the $18,844,000 gain recognized on the sale of GP common stock, reduced operating losses within the Health Care Group and increased operating profits in the Physical Science Group. At the corporate level, the improved results were partially the result of reduced interest expense, primarily due to repayments of short-term borrowings, lower rates of interest on the Company's variable rate obligations, and reduced interest on the Company's Swiss Debt obligations due to repurchases of the Swiss Debt during 1990 and 1991. In addition, in 1991 the Company realized a net foreign currency transaction gain of $3,042,000 as compared to a net currency transaction loss of $4,356,000 incurred in 1990, as a result of the Company's decision not to hedge its Swiss Franc denominated debt. The Health Care Group incurred reduced operating losses in 1991 due to improved results at Interferon Sciences, Inc. (ISI), the Company's 53% owned subsidiary, and lower losses recognized at National Patent Medical (NPM). The reduced operating loss at ISI was the result of reduced research and development costs, due to ISI focusing its resources on the production of commercial quantities of ALFERONR N Injection, ISI's FDA approved product for the treatment of recurring and refractory external genital warts. The Company realized reduced operating losses at NPM in 1991 due to the transfer in April 1991 of substantially all the assets and business of the Company's NPM division to a partnership in which the Company had a 49% interest. In 1992, as a result of an initial public offering, the partnership was disolved, and the Company currently owns 14% of NPM Healthcare Products, Inc. (NPMH) (see Note 11(d) of the Notes to Consolidated Financial Statements). The Physical Science Group achieved improved operating profits since 1990's results were impacted by a $4,954,000 writeoff of an investment by GP (see Note 11(a) of the Notes to Consolidated Financial Statements). In connection with the public offering in 1991, GP transferred certain assets and businesses to GPS (see Note 2 of the Notes to Consolidated Financial Statements). The Company currently owns approximately 28% of GP, and since October 3, 1991 accounts for its investment in GP on the equity basis. The improved operating results of GP and GPS within the Physical Science Group were partially offset by an operating loss incurred by Duratek due to the net effect of reduced gross margin achieved in 1991 and the costs incurred during the year to invest in environmental remediation technology, as well as a $1,202,000 net gain recognized on the sale of two lines of business in 1990 (see Note 11(b) and (c) of the Notes to Consolidated Financial Statements). The improvements in operations achieved by the Health Care Group, the Physical Science Group and at the corporate level were partially offset by reduced operating profits at the Distribution Group in 1991. The Distribution Group incurred a small decrease in operating profits due to reduced sales and gross margin as a result of the continuing weakness in the northeast economy. The Optical Plastics and the Electronics Groups' operating profits remained virtually unchanged.

          Sales
          Consolidated sales from continuing operations decreased by $63,168,000 in 1992, to $195,765,000, as a result of the transfer in April 1991 of a majority interest in NPMH, in which the Company currently has a 14% interest, and the public offering by GP in October 1991. The decrease was partially offset by increased sales within the Distribution Group and by the remaining companies in the Physical Science Group. Sales decreased by $34,158,000 in 1991 to $258,933,000, primarily within the Health Care Group as a result of the transfer in April 1991 of a majority interest in NPM.

          The Physical Science Group sales decreased from $164,135,000 in 1990 to $162,727,000 in 1991 and to $109,303,000 in 1992. During
          1992, sales decreased by $53,424,000, due to the public offering by GP on October 3, 1991, from which time the results of GP were accounted for on the equity basis, since the Company's percentage of ownership was reduced to approximately 28%. In 1991, the Physical Science Group included sales of $62,325,000 for GP. The loss of GP's sales in 1992 was partially offset by increased sales at both GPS and Duratek. Duratek generated increased sales in 1992 as a result of work performed on two new environmental technology projects, as well as an increase in services provided by the consulting and temporary technical staff support business. GPS generated increased revenues in new business areas such as environmental analytical services and full scope simulation. These increases at GPS were partially offset by a reduction in revenue for certain subcontracts, which terminated in 1991, for construction management services provided to the Department of the Army. In 1991, the decrease was due to the public offering by GP in October 1991, partially offset by an increase in work performed by GP for the Department of Energy during the first nine months of 1991.

          The Distribution Group sales decreased from $66,511,000 in 1990, to $64,788,000 in 1991, and increased to $68,450,000 in 1992.
          The increase of $3,662,000, or 6%, in 1992 was attributable to the introduction during the year of a new line of hardware supplies. The 1991 decrease of $1,723,000, or 3%, was primarily due to the continuing overall weakness of the northeast economy.


          The Health Care Group sales decreased from $45,907,000 in 1990, to $14,607,000 in 1991, and to $4,042,000 in 1992. The
          $10,565,000 reduction in sales in 1992 was due to the transfer on April 8, 1991 of a majority interest in NPM, partially offset by increased sales by ISI of ALFERONR N Injection to its marketing partner, the Purdue Frederick Company (Purdue). In December 1991, Purdue agreed to purchase an aggregate of 45,000 vials of ALFERONR N Injection from the Company over approximately a six month period which commenced in March 1992 and was completed in September 1992. During the twelve month period ended December 31, 1992, Purdue sold (including samples) approximately 2,400 vials of ALFERONR N Injection per month. The Company is currently discussing future requirements of ALFERONR N Injection with Purdue. Pending resolution of this issue with Purdue, the Company has temporarily suspended its production of ALFERONR N Injection. In 1991, the decrease of $31,300,000 was due to the transfer of a majority interest in NPM, as discussed above. The loss of NPM's sales was partially offset by ISI which commenced sales of ALFERONR N Injection in July 1991 from its expanded manufacturing facility, which was concurrent with the national introduction of the product by Purdue.

          The Optical Plastics Group sales decreased from $9,486,000 in 1990, to $9,454,000 in 1991, and to $7,862,000 in 1992. The
          decreased sales in 1992 was due to weakness at MXL's precision tooling division, as well as reduced orders from a number of MXL's established customers in the beginning of 1992.

          The Electronics Group sales increased from $6,872,000 in 1990, to $7,151,000 in 1991, and decreased to $5,968,000 in 1992. The decreased sales in 1992 was the result of the weakness in the electronics industry, particularly among some of the major computer and electronics companies which comprise Eastern's customer base.

          Gross margin
          Consolidated gross margin was $42,711,000, or 15% of net sales in 1990, $36,013,000 or 14% of net sales in 1991 and $29,772,000 or
          15% of net sales in 1992. In 1992, the decrease in gross margin of $6,241,000 occurred primarily in the Physical Science Group as a result of the public offering by GP in October 1991, and to a lesser extent, in the Health Care Group due to the transfer in April 1991 of a majority interest in NPM in which the Company currently has a 14% interest. The reduced gross margin in 1992 was partially offset by increased gross margin achieved by the Distribution Group as a result of increased sales. In 1991, the decrease in gross margin of $6,698,000 occurred primarily in the Health Care Group due to the transfer in April 1991 of a majority interest in NPM, as discussed above.

          The Physical Science Group gross margin decreased from $18,867,000, or 12% of net sales in 1990, to $18,370,000, or 11%
          of net sales in 1991, and to $13,728,000 or 13% of net sales in 1992. In 1992, the decreased gross margin was due to the public offering by GP in October 1991, partially offset by increased gross margins at Duratek and GPS. The increased gross margin dollars and percentage at GPS was due to increased sales, significant profit improvements at GPI and GPE during 1992, as well as an improved mix of services performed at higher margins within the core businesses. Duratek achieved increased gross margins in 1992 as a result of increased revenues generated by its environmental technology projects. In 1991, the decrease in gross margin was attributable to reduced sales and gross margin percentage at Duratek. This decrease was partially offset by increased gross margin at GPS as a result of steps taken to reduce costs, which led to an increased gross margin percentage.

          The Distribution Group gross margin decreased from $12,657,000 or 19% of net sales in 1990, to $11,679,000 or 18% in 1991, and increased to $12,355,000 or 18% of sales in 1992. In 1992, the increased gross margin was the result of increased sales due to the introduction of a new line of hardware products. In 1991, the decrease in gross margin was due to reduced sales and gross margin percentage. The reduced sales volume was a result of the continuing weakness in the northeast economy and the reduced gross margin percentage was due to competitive pressures within the industry.

          The Health Care Group gross margin decreased from $7,788,000, or 17% of net sales in 1990, to $2,509,000 or 17% of net sales in 1991, and to $358,000 or 9% of net sales in 1992. The decrease in gross margin in 1991 and 1992 was the result of the transfer on April 8, 1991 of a majority interest in NPM, as discussed above. The reduced gross margin percentage in 1992 is attributable to the low gross margin percentages achieved by ISI due to the writedown of inventory to its estimated net realizable value, as a result of increased unit production costs caused by limited production volumes.

          The Optical Plastics Group gross margin increased from $2,885,000, or 30% of net sales in 1990, to $3,231,000 or 34% of net sales in 1991, and decreased to $2,740,000 or 35% of net sales in 1992. In 1992, the reduced gross margin was the result of reduced sales volume. In 1991, the increase in gross margin dollars and percentage was attributable to an increased gross margin percentage at MXL due to a favorable change in the product mix.

          The Electronics Group gross margin decreased from $389,000 or 6% of net sales in 1990, to $221,000 or 3% of net sales in 1991, and increased to $561,000 or 9% of net sales in 1992. The increased gross margin in 1992, in spite of reduced sales at Eastern, was attributable to improved gross margin percentages as a result of a better product mix, a reduction in the fixed manufacturing costs and improved operating efficiencies. In 1991, the reduced gross margin percentage was the result of operating inefficiencies, which led to unabsorbed overhead.

             Investment and other income, net
          Investment and other income was $413,000 in 1990, $2,790,000 in 1991 and $6,221,000 in 1992. In 1992, the increase in investment and other income, net was primarily due to two factors. In 1992, the Company realized increased gains on the sales of certain investments, and recognized an expense for reserves taken and losses realized on certain assets of $1,336,000 in 1992 as compared to $4,774,000 in 1991. In 1992, the Company realized a net foreign currency transaction gain of $3,362,000. In 1991, the increase in investment and other income, net was primarily due to two factors. In 1991, the Company realized a net foreign currency transaction gain of $3,042,000, compared to a loss of $4,356,000 in 1990. This net gain was partially offset by $4,774,000 of reserves taken and losses realized on certain assets and investments in 1991. The reserves were taken in 1992 and 1991 due primarily to reduced values and impairments relating to long-term investments and related assets accounted for on the cost basis.

          At December 31, 1992, there was an aggregate of SFr. 60,769,000 of Swiss denominated indebtedness outstanding, of which SFr. 58,889,000 represents principal amount outstanding and SFr. 1,880,000 represents interest accrued thereon. Foreign currency valuation fluctuations may adversely affect the results of operations and financial condition of the Company. In order to protect itself against currency valuation fluctuations, the Company has at times swapped or hedged a portion of its obliga-tions denominated in Swiss Francs. At December 31, 1992, the Company had not hedged its Swiss Franc obligations. If the value of the Swiss Franc to the U.S. dollar increases, the Company will recognize transaction losses on the unhedged portion of its Swiss Franc obligations. On December 31, 1992, the value of the Swiss Franc to the U.S. dollar was 1.4657. There can be no assurance that the Company will be able to swap or hedge obligations denominated in foreign currencies at prices acceptable to the Company or at all. The Company will continue to review this policy on a continuing basis.

          Selling, general, and administrative expenses
          Selling, general and administrative expenses (SG&A) decreased from $50,607,000 in 1990 to $38,356,000 in 1991 and to
          $36,274,000 in 1992. In 1992, the decrease in SG&A expenses was primarily due to decreases in the Health Care Group and the Physical Science Group as a result of the transfer on April 8,

          1991 of a majority interest in NPM and the public offering by GP in October 1991, respectively. The decrease was partially offset by increased SG&A within the Distribution Group as a result of Five Star's expansion into the hardware supply distribution business and increased SG&A within the Electronics Group due to costs connected with Eastern's efforts to restructure its business operations. In 1991, the decrease in SG&A occurred within all operating groups of the Company. The major decrease occurred within the Health Care Group due to the transfer on April 8, 1991 of a majority interest in NPM, as discussed above. In addition, the Distribution, Physical Science and Electronics Groups were all successful in implementing steps to control and reduce SG&A costs, as was the Company at the corporate level.

          Research and development costs
          The Company's research and development activities are conducted both internally and under various types of arrangements at outside facilities. Research and development costs were $7,892,000, $4,651,000 and $4,645,000 for 1990, 1991, and 1992,
          respectively. In 1992, ISI experienced increased research and development costs because of increased levels of research on ALFERONR N Gel, ALFERONR LDO and other proprietary research. The increased spending at ISI in 1992 was offset by reduced spending on various corporate projects. In 1991, the decrease was due to a reduced level of research and development at ISI, relating to ALFERONR N Injection, as a result of ISI focusing its resources on the production of commercial quantities of ALFERONR N Injection.

          Interest expense
          Interest expense aggregated $20,447,000 in 1990, $15,579,000 in 1991 and $11,044,000 in 1992. In 1992, the Company continued to reduce its interest expense at the corporate level as a result of reduced short-term borrowings, lower rates of interest on the Company's variable rate obligations and reduced interest on the Company's Swiss Debt obligations due to the Company's practice of repurchasing Swiss Debt from time to time. In 1991, the decreased interest expense was the result of reduced short-term borrowings incurred at lower interest rates, and reduced long-term debt. In addition, in 1992 and 1991, the Company experienced cost savings associated with the Company's decision not to hedge its Swiss Franc obligations.

          Income taxes and extraordinary item
          Income tax benefit (expense) from operations for 1990, 1991, and 1992 was $1,272,000, $(549,000) and $(427,000), respectively.
          The Company's income tax benefit in 1990 is primarily attributable to the reversal of $1,289,000 of deferred taxes of GP, a then 92% owned subsidiary, which taxes were offset by the operating losses and tax credits of the Company. This income tax benefit exceeded Duratek's separate company Federal income tax expense and the Company's state and local tax expense by $1,272,000 for 1990.

          In 1992, the Company's loss before income taxes from operations exceeded its gains from extraordinary items: therefore, no income tax expense applicable to such extraordinary gains was recognized. The income tax expense for 1992 of $427,000 represents state and local income taxes.

          In 1991, despite the Company's $1,157,000 income before income taxes from operations, no Federal income tax expense was recognized. This is due principally to significant permanent differences between financial and tax reporting of 1991 transactions, including the elimination for tax purposes of the $18,844,000 gain on the sale of GP stock, net of a gain recognized only for tax purposes upon ISI ceasing to be a member of the Company's consolidated Federal income tax return group on May 31, 1991. The income tax expense for 1991 of $549,000 represents state and local income taxes.

          In 1990, the Company's loss before income taxes from operations exceeded its gains from extraordinary items; therefore, no income tax expense applicable to such extraordinary gains was recognized.

          As of December 31, 1992, the Company has approximately $30,566,000 of consolidated net operating losses available for financial statement reporting purposes. ISI, on a separate company basis, has approximately $10,600,000 of net operating loss carryforwards available to apply against its separate company future taxable income. Such losses expire before or in the year 2007.

          Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," will be adopted by the Company in 1993 on a prospective basis. This standard requires that deferred income taxes be recorded following the liability method of accounting and adjusted periodically when income tax rates change. As of December 31, 1992, the Company was not carrying any deferred tax accounts. Adoption of the new Statement will not have a material effect on the Company's financial condition or results of operations.

          Liquidity and capital resources
          At December 31, 1992, the Company had cash, cash equivalents and marketable securities totaling $22,474,000. ISI, GPS and Duratek had cash, cash equivalents and marketable securities of $9,082,000 at December 31, 1992. The minority interests of these companies are owned by the general public, and therefore, the assets of these subsidiaries have been dedicated to the operations of these companies and may not be readily available for the general corporate purpose of the parent.

             The Company believes that it has sufficient cash, cash equivalents and marketable securities and borrowing availability under existing and potential lines of credit to satisfy its cash requirements until the first scheduled maturity of its Swiss Franc denominated indebtedness on March 1, 1995. However, in order for the Company to meet its long-term cash needs, which include the repayment of $34,244,000 of Swiss Franc denominated indebtedness scheduled to mature in 1995 and $11,005,000 of Swiss Franc denominated indebtedness which is scheduled to mature in 1996, the Company must obtain additional funds. The Company has reduced and is continuing to reduce its long-term debt through the issuance of equity securities in exchange for long-term debt and is also exploring new credit arrangements on an ongoing basis. However, there is no assurance that the Company will be able to obtain any new credit arrangements.

          At December 31, 1992, the Five Star Group was not in compliance with various covenants. Management has advised the bank of such violations and does not anticipate any problems in obtaining a waiver of these violations and an extension of the current line.

          For the year ended December 31, 1992, the Company's working capital decreased by $10,683,000 to $44,877,000, reflecting the decrease in cash, cash equivalents, restricted cash and marketable securities, which were used to fund the loss and the reduction of long-term debt. During 1992, the Company reduced its long-term debt by $6,244,000. Consolidated cash and cash equivalents decreased by $6,075,000 to $17,921,000 at December 31, 1992.

          The decrease in cash and cash equivalents of $6,075,000 in 1992 primarily resulted from cash used in operations of $12,040,000 offset by cash provided by investing and financing activities of $5,277,000 and $688,000, respectively. Cash used in operations was primarily required to fund the operating loss for the year. The cash from investing activities was provided by the sales of certain investments and marketable securities, partially offset by investment in property, plant and equipment and intangible assets. Financing activities consisted primarily of repayments and reductions in short-term borrowings and repayments of long-term debt, offset by proceeds from short-term borrowing as well as the elimination of restrictions on a portion of the Company's cash. At December 31, 1992, the Company at the parent company level had substantially exhausted its ability to borrow funds from its subsidiaries under their respective line of credit arrangements.

          The Company's principal manufacturing facilities were constructed subsequent to 1976 and management does not anticipate having to replace major facilities in the near term. As of December 31, 1992, the Company has not contractually committed itself for any other new major capital expenditures.

             Item 8. Financial Statements and Supplementary Data is hereby amended and restated in its entirety as follows:

          Item 8.  Financial Statements and Supplementary Data



                                                                   Page


          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

          Independent Auditors' Report                              28

          Financial Statements:
             Consolidated Balance Sheets - December 31, 1992
              and 1991                                              29

             Consolidated Statements of Operations - Years ended
              December 31, 1992, 1991, and 1990                     31

             Consolidated Statements of Changes in Stockholders'
              Equity - Years ended December 31, 1992, 1991,
               and 1990                                             32

             Consolidated Statements of Cash Flows - Years ended
              December 31, 1992, 1991, and 1990                     34

             Notes to Consolidated Financial Statements             37

          SUPPLEMENTARY DATA
             Selected Quarterly Financial Data                      62





















                             INDEPENDENT AUDITORS' REPORT



          The Board of Directors and Stockholders
          National Patent Development Corporation:


          We have audited the consolidated financial statements of National Patent Development Corporation and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Patent Development Corporation and subsidiaries at December 31, 1992 and 1991, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1992, in conformity with generally accepted accounting principles.







                                             KPMG PEAT MARWICK

          New York, New York
          March 16, 1993









              NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS





                                                          (in thousands)
          December 31,                                    1992       1991
          Assets
          Current assets
          Cash and cash equivalents                    $ 17,921  $ 23,996
          Restricted cash                                 1,200     5,000
          Marketable securities, at lower of cost
           or market                                      4,553     6,972
          Accounts and other receivables (of which
           $9,970 and $10,040 are from government contracts)
           less allowance for doubtful accounts
           of $1,581 and $1,795                          41,171    42,812
          Inventories                                    24,353    22,130
          Costs and estimated earnings in excess of
           billings on uncompleted contracts, of which
           $5,073 and $3,150 relates to government
           contracts                                     10,702     8,690
          Prepaid expenses and other current assets       4,009     4,158
          Total current assets                          103,909   113,758
          Investments and advances                       23,168    30,317
          Property, plant and equipment, at cost         43,583    40,227
          Less accumulated depreciation and
           amortization                                 (22,043)  (18,296)
                                                         21,540    21,931

          Intangible assets, net of accumulated
           amortization of $23,987 and $21,670
          Goodwill                                       29,421    29,614
          Patents, licenses and deferred charges          3,547     4,332
                                                         32,968    33,946

          Investment in financed assets                   5,507     8,003

          Other assets                                    5,557     6,086
                                                       $192,649  $214,041











               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS (Continued)


                    (in thousands, except shares and par value per share )

          December 31,                                   1992      1991
          Liabilities and Stockholders' Equity
          Current liabilities
          Current maturities of long-term debt         $  7,067  $  6,069
          Short-term borrowings                          28,977    26,317
          Accounts payable and accrued expenses          18,992    19,930
          Billings in excess of costs and estimated
           earnings on uncompleted contracts              3,996     5,857
          Income taxes payable                                         25

          Total current liabilities                      59,032    58,198

          Long-term debt less current maturities         57,085    67,222

          Notes payable for financed assets               3,109     5,840

          Minority interests                              9,600    10,376

          Commitments and contingencies

          Stockholders' equity
          Preferred stock, authorized 10,000,000
           shares, par value $.01 per share, none
           issued
          Common stock, authorized 30,000,000
           shares, par value $.01 per share,
           issued 15,934,840 and 15,089,184
           shares (of which 22,645 and 125,417
           shares are held in the treasury)                 159       151
          Class B capital stock, authorized 2,800,000
           shares, par value $.01 per share, issued
           and outstanding 250,000 shares                     2         2
          Capital in excess of par value                 96,713    94,828
          Deficit                                       (33,051)  (21,108)
          Treasury stock, at cost                                  (1,468)

          Total stockholders' equity                     63,823    72,405
                                                       $192,649  $214,041




             See accompanying notes to consolidated financial statements.






               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS


                         (in thousands, except per share data)

          Years ended December 31,          1992
                                                      1991        1990
          Revenues
          Sales                            $195,765  $258,933   $293,091
          Investment and other income, net
           (including interest income
           of $1,275, $941 and $3,517)        6,221     2,790        413
                                            201,986   261,723    293,504
          Costs and expenses
          Cost of goods sold                165,993   222,920    250,380
          Selling, general and
           administrative                    36,274    38,356     50,607
          Research and development            4,645     4,651      7,892
          Interest                           11,044    15,579     20,447
                                            217,956   281,506    329,326
          Gain on sale of stock of a subsidiary
                                                       18,844

          Loss on disposal of businesses, net
                                                                  (3,752)

          Minority interests                  2,792     2,096        309
          Income (loss) before income taxes
           and extraordinary items          (13,178)    1,157    (39,265)
          Income tax (expense) benefit         (427)     (549)     1,272
          Income (loss) before
           extraordinary items              (13,605)      608    (37,993)
          Extraordinary items
          Early extinguishment of debt        1,662     2,037      5,215
          Reduction of income taxes from
           carryforward of net operating losses
                                                                      40

                                              1,662     2,037      5,255
          Net income (loss)                $(11,943) $  2,645   $(32,738)
          Income (loss) per share
          Income (loss) before
           extraordinary items             $   (.86) $    .04   $  (3.32)
          Extraordinary items                   .10       .13        .46
          Net income (loss) per share      $   (.76) $    .17   $  (2.86)



             See accompanying notes to consolidated financial statements.










               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS



          (in thousands)
          Years ended December 31,           1992      1991      1990

          Cash flows from operations:

          Net income (loss)                $(11,943) $  2,645   $(32,738)
          Adjustments to reconcile net income
            (loss) to net cash used in
            operating activities:
           Depreciation and amortization      6,107     8,542     10,140
           Deferred taxes                                         (1,289)

           Loss on investment                                      4,954

           Gain on sale of stock of a subsidiary
                                                      (18,844)

           Gain from early extinguishment
            of debt                          (1,662)   (2,037)    (5,215)
           Changes in other operating items,
            net of effect of acquisitions
            and disposals:
           Accounts and other receivables     1,641    (1,243)   (11,018)
           Inventories                       (2,223)    4,574      1,497
           Costs and estimated earnings in
            excess of billings on uncompleted
            contracts                        (2,012)    3,158     (1,169)
           Prepaid expenses and other
            current assets                      279       529      4,099
           Accounts payable and accrued
            expenses                           (341)   (3,040)     4,382
           Billings in excess of costs and
            estimated earnings on uncompleted
            contracts                        (1,861)    2,719      2,080
           Income taxes payable                 (25)     (452)       381
          Total adjustments                     (97)   (6,094)     8,842
          Net cash used in operations      $(12,040) $ (3,449)  $(23,896)














               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

          (in thousands)
          Years ended December 31,            1992      1991
                                                               1990

          Cash flows from investing activities:

          Proceeds from public sale of
           a subsidiary's stock               $      $ 43,997  $
          Proceeds from disposal of business
                                                        7,192

          Proceeds from sale of an investment
                                              4,500
          Marketable securities               2,419    (6,743)    6,749
          Additions to property, plant and
           equipment, net                    (3,399)   (2,079)   (9,791)
          Additions to financed assets                             (328)

          Additions to intangible assets (1,339) (705) (3,167) Reduction of (additions to)
           investments and other assets       3,096     1,018
                                                                 (3,952)
          Net cash provided by (used in)
           investing activities               5,277    42,680   (10,489)

          Cash flows from financing activities:

          Repayments of short-term
           borrowings                        (6,150)  (31,827)   (4,218)
          Proceeds from short-term borrowings
                                              8,810              23,436
          Decrease in restricted cash         3,800    10,000
          Proceeds from issuance of
           long-term debt                       203     7,561     5,383
          Reduction of long-term debt        (6,244)  (15,675)   (2,523)
          Repayments of notes payable for
           financed assets                      (28)     (207)   (3,426)
          Proceeds from public sale of
           common stock by a subsidiary                 9,588

          Proceeds from issuance of common stock
                                                        1,539

          Proceeds from issuance of stock
           by a subsidiary                                750

          Exercise of common stock options
           and warrants                         282       718        20
          Issuance of treasury stock             15       825       284
          Purchases of treasury stock                              (702)

          Net cash provided by (used in)
           financing activities                 688   (16,728)   18,254
          Net (decrease) increase in cash
           and cash equivalents              (6,075)   22,503   (16,131)
          Cash and cash equivalents at
           beginning of year                 23,996     1,493    17,624
          Cash and cash equivalents
           at end of year                  $ 17,921  $ 23,996 $   1,493


               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)






          (in thousands)
          Years ended December 31,           1992      1991    1990
          Supplemental disclosures of
           cash flow information:

          Cash paid during the year for:
           Interest                       $   8,324   $14,138 $ 17,638
           Income taxes                   $     703   $ 1,472 $  1,335
          Supplemental schedule of
           noncash transactions:

          Additions to (reduction of)
           intangibles                    $           $  (532)$    455
          Reduction of debt                   1,819     7,430      290
          Issuances of treasury stock        (1,468)   (2,098)    (745)
          Additions to other assets
           and prepaid expenses                 130       275
          Reduction of accounts payable         597
          Reduction of accrued interest payable
                                                        1,744

          Issuances of common stock          (1,078)   (6,819)

           Swiss Bond Exchange Transaction:
             Old Bonds retired                                   4,659

             Accrued interest thereon                              188

             Deferred finance costs attributable
              to Old Bonds retired                                (653)

             Value of stock and warrants issued
                                                                (2,717)

             Gain on exchange
                                                                (1,477)






             See accompanying notes to consolidated financial statements.










               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                      Notes to Consolidated Financial Statements

          1.  Summary of significant accounting policies

          Principles of consolidation and investments. The consolidated financial statements include the operations of National Patent Development Corporation and its majority-owned subsidiaries (the Company). Investments in 20% - 50% owned companies are accounted for on the equity basis, and marketable equity securities of less than 20% owned companies are accounted for at the lower of cost or market. Other investments in less than 20% owned companies are accounted for on the cost basis. All significant intercompany balances and transactions have been eliminated in consolidation.

          Statements of cash flows. For purposes of the statement of cash flows, the Company considers all highly liquid instruments with maturities of three months or less from purchase date to be cash equivalents. Certain reclassifications have been made for 1991 and 1990 to conform with the current year's presentation.

          Marketable securities. Marketable securities at December 31, 1992 and 1991 consisted of United States Government obligations, carried on the balance sheet at cost by the Company. The market value of marketable securities at December 31, 1992 and 1991 was $4,606,000 and $7,042,000, respectively.

          Inventories. Inventories are valued at the lower of cost or market, principally using the first-in, first-out (FIFO) method.

          Foreign currency transactions.  The Company's Swiss Bonds (see
          Note 8) are subject to currency fluctuations and the Company has hedged portions of such debt from time to time. During the years ended December 31, 1992, 1991, and 1990, the Company realized foreign currency transaction gains (losses) of $3,362,000, $3,042,000 and $(4,356,000), respectively. These amounts are included in investment and other income, net. At December 31, 1992, the Company had not hedged its Swiss Franc obligations.

          Contract revenue and cost recognition. The Company provides services under time-and-materials, cost-plus-fixed-fee, and fixed-price contracts. Revenue from contracts is recognized on the percentage-of-completion method as costs are incurred and includes estimated fees at predetermined rates. Differences between recorded costs, estimated fees, and final billings are recognized in the period in which they become determinable.
          Costs and estimated earnings in excess of billings on uncompleted contracts are recorded as an asset. Billings in excess of costs and estimated earnings on uncompleted contracts are recorded as a liability. Generally, contracts provide for the billing of costs incurred and estimated fees on a monthly basis and do not provide for retainage. Retainages, amounts subject to future negotiation, amounts expected to be collected after one year, and amounts related to claims are not material.

          Property, plant, and equipment. Property, plant, and equipment are carried at cost. Major additions and improvements are capitalized while maintenance and repairs which do not extend the lives of the assets are expensed currently. Gain or loss on the disposition of property, plant, and equipment is recognized in operations when realized.

          Depreciation. The Company provides for depreciation of property, plant and equipment primarily on a straight-line basis over the following estimated useful lives:

            CLASS OF ASSETS                     USEFUL LIFE

           Buildings and improvements           5 to 40 years
           Machinery, equipment and furniture
            and fixtures                        3 to 20 years
           Leasehold improvements               Shorter of asset life
                                                or term of lease

          Intangible assets. The excess of cost over the fair value of net assets of businesses acquired is recorded as goodwill and is amortized on a straight-line basis generally over periods ranging from 5 to 40 years. The Company capitalizes costs incurred to obtain and maintain patents and licenses. Patent costs are amortized over the lesser of 17 years or the remaining lives of the patents, and license costs over the lives of the licenses. The Company also capitalizes costs incurred to obtain long-term debt financing. Such costs are amortized on an effective yield basis over the terms of the related debt and such amortization is classified as interest expense in the Consolidated Statements of Operations.

          The periods of amortization of goodwill are evaluated at least annually to determine whether events and circumstances warrant revised estimates of useful lives. This evaluation considers, among other factors, expected cash flows and profits of the businesses to which the goodwill relates. Goodwill is written off when it becomes evident that it has become permanently impaired.

          Treasury stock. Treasury stock is recorded at cost. Reissuances of treasury stock are valued at market value at the date of reissuance. The cost of the treasury stock is relieved from the treasury stock account and the difference between the cost and market value is recorded as additional paid in capital

          Pension plan.  The Company had a defined benefit pension plan

          (the Plan) for employees of certain divisions and subsidiaries. Effective December 31, 1991, the Plan benefits were frozen (see
          Note 12).

          Income taxes. The Company files a consolidated Federal income tax return that includes each domestic subsidiary in which the Company has at least 80% voting control. Investment tax credits arising prior to 1986 are recognized as a reduction of the provision for income taxes in the year in which they are utilized. Deferred taxes, to the extent allowable, are provided to give effect to timing differences between financial and tax reporting, principally relating to depreciation and amortization of property, plant, and equipment, and the effect of the difference between the accrual basis and cash basis of accounting for tax return reporting purposes, which method General Physics Corporation (GP), a previously 92% owned subsidiary of the Company (see Note 2), followed.

          Earnings (loss) per share. Per share data is based on the weighted average number of shares outstanding, including Class B capital stock, and dilutive common stock equivalents. Presentation of fully diluted earnings per share is not required because the effect is less than 3% or is antidilutive. The weighted average number of shares outstanding for the years ended December 31, 1992, 1991 and 1990 were 15,771,301, 15,393,781 and
          11,457,519, respectively.

          2. GPS Technologies, Inc.

          On October 3, 1991, General Physics Corporation (GP) completed a public offering of 4 million shares of common stock at a price of $13 per share. The Company offered 3,846,540 shares of stock, and the remainder was offered by certain non-affiliated shareholders. The Company received net proceeds after expenses of $43,997,000, and from the proceeds was required to make several repayments of long-term debt and short-term borrowings. The Company repaid $16,735,000 of short-term borrowings, $5,163,000 of long-term debt and $2,039,000 of accrued interest payable on its Swiss Convertible Bonds. Included in expenses were legal, printing and accounting costs, bonuses paid to key employees of the Company, as well as other costs. The Company recognized a gain of $18,844,000 from this transaction.

          In connection with the public offering, a reorganization was effected on September 25, 1991 whereby GP transferred certain operations and related assets and liabilities to a new subsidiary, GPS Technologies, Inc. (GPS), formerly named General Physics Services Corp. GP retained the business, assets and liabilities of its Nuclear Services, Department of Energy Services and Environmental Services Groups. Included among the businesses and assets transferred to GPS were certain leases of property and equipment, and two finance subsidiaries that own power plant control room simulators. As a result of the public offering and the reorganization, the Company owns approximately 28% of GP and 92% of GPS. The financial position and results of operations of GP are included in the consolidated accounts of the Company for all periods presented through September 30, 1991. On October 3, 1991, the Company's ownership fell below 50%. Thereafter, the Company's investment in GP has been accounted for on the equity basis and the Company's share of GP's income (loss) for the three months ended December 31, 1991 and year ended December 31, 1992, in the amount of $432,000 and $(144,000), respectively, after the amortization of the underlying goodwill, is included in the caption "Investment and other income, net" appearing in the consolidated statements of operations. The financial position and results of operations of GPS are included in the consolidated accounts of the Company. At December 31, 1992, the Company's investment in GP was $11,772,000, of which $7,008,000 represents the difference between the carrying amount of the investment and the amount of the underlying equity in the net assets. Such amount is included in investments and advances on the Company's consolidated balance sheet and is being amortized on a straight-line basis over its estimated benefit period, 30 years. For the year ended December 31, 1992, GP had revenues of $73,314,000, net income of $139,000 and $17,052,000 of stockholders' equity.

          The accompanying consolidated financial statements include the following amounts for the newly organized GP, as if the transfer of certain operations and related assets and liabilities to GPS had occurred on January 1, 1990 (in thousands):

                                   Nine Months             Year ended
                                   ended September 30,     December 31,
                                      1991
                                                             1990

          Revenues                  $  62,325
                                                           $ 61,505
          Income from continuing
           operations                   4,979
                                                              5,394


          3. Interferon Sciences, Inc.

          Interferon Sciences, Inc. (ISI) is a 53% owned subsidiary of the Company. It is engaged in the manufacture and sale of ALFERONR N Injection, ISI's first product commercially approved by the FDA for the treatment of recurring and refractory external genital warts and the research and development of other alpha interferon based products for the treatment of viral diseases, cancers and diseases of the immune system.

          On October 29, 1991, ISI completed a public offering of 2,300,000 shares of its common stock at $5.00 per share resulting in net proceeds to ISI of approximately $9,588,000. In connection with the public offering, the Company converted its outstanding advance to ISI at September 30, 1991 of $4,985,000 into $2,200,000 of common stock and contributed the remainder to capital in excess of par value.

          On May 30, 1991, the Company exchanged its ISI Class B common stock for an equal number of shares of common stock. As a result, on that date, ISI ceased to be included in the Company's consolidated Federal income tax return.

          On April 12, 1991, ISI, the Company, The Purdue Frederick Company (Purdue Frederick) and certain other companies (The Purdue Affiliates) entered into an agreement (the Funding Agreement). Under the terms of the Funding Agreement, (i) The Purdue Affiliates agreed to purchase $3,600,000 of ISI common stock at a price of $4.10 per share (which occurred on June 14, 1991), (ii) on June 3, 1991, the Company exchanged $3,800,000 of the Company's common stock (with a guaranteed value of $3,800,000 of proceeds for ISI from the sale of the Company's common stock) for an equal value of ISI common stock and, (iii) Purdue Frederick agreed to convert $1,975,000 of the prepayments for product made by it, $850,000 in 1990, $425,000 in January 1991, and $700,000
          in February 1991 into shares of ISI common stock at $4.10 per share (which occurred on June 14, 1991). Between August and October, 1991, ISI received $1,200,000 in net proceeds from the sale of the Company's common stock and the Company paid ISI the remaining $2,600,000 on October 31, 1991 (which represents the difference between the guaranteed amount of $3,800,000 and the amount realized from the sale of the ISI common stock which was $1,200,000).

          4. Inventories

          Inventories, consisting of material, labor, and overhead, are classified as follows (in thousands):

          December 31,                         1992        1991
          Raw materials                      $  2,536   $   2,899
          Work in process                       1,713       1,573
          Finished goods                       17,316      14,754
          Land held for resale                  2,788       2,904
                                             $ 24,353    $ 22,130


          5. Property, plant, and equipment

          Property, plant and equipment consists of the following
          (in thousands):

          December 31,                         1992
                                                           1991
          Land                               $    314   $     314
          Buildings and improvements            8,754       8,247

          Machinery and equipment              22,039      20,134
          Furniture and fixtures                7,175       7,042
          Leasehold improvements                4,829       4,471
          Construction in progress                472          19
                                               43,583      40,227
           Accumulated depreciation and
           amortization                       (22,043)    (18,296)
                                             $ 21,540    $ 21,931

          6. Short-term borrowings

          Short-term borrowings are as follows (in thousands):

          December 31,                         1992       1991
          Revolving Credit and Term Loan
           Agreement (a)                     $  4,196    $ 10,346
          Line of Credit Agreement (b)         13,506       9,384
          Revolving Credit and Term Loan
           Agreement (c)                        3,700       1,750
          Revolving Loan and Line of Credit
           Arrangements (d)                     1,153       1,088
          Revolving Line of Credit Agreement (e)
                                                6,239       3,749
          Note Payable (f)                        183
                                             $ 28,977    $ 26,317

          (a) On April 8 and October 3, 1991, the Company entered into two amendments to its November 1, 1989, $15,000,000 Revolving Credit and Term Loan Agreement (the Loan Agreement). Under the terms of the amendments, the outstanding balance of $10,346,000 at October 3, 1991, was payable in nine equal quarterly installments of $1,150,000 which commenced on March 31, 1992. The loan is collateralized by (i) 1,768,000 shares of the common stock of GP (approximately 28% of the outstanding common stock of GP), (ii) 100% of the capital stock of MXL Industries, Inc. and (iii) $5,000,000 in cash. The 1,768,000 shares of GP common stock also serve as collateral for the GPS Loan agreement (see Note 6(c)). On September 9, 1992, the Company amended the Loan Agreement. Under the terms of the amendment, the outstanding balance at January 1, 1992 is payable in four quarterly installments of $1,150,000, $2,308,000, $1,156,000 and $5,732,000, commencing
          September 30, 1992. In October 1992, the bank released the $5,000,000 in cash collateral, which was used to reduce the loan balance and the last scheduled payment by $5,000,000. The bank has agreed to defer the December 31, 1992 payment of $2,308,000 to April 1993. The entire loan balance of $4,196,000 at December 31, 1992 has been classified as a current liability. The loan bears interest at a rate equal to 1/2% in excess of the bank's prime rate.

          (b) In April 1990, Five Star Group, Inc., (Five Star) entered into a three year line of credit arrangement with a bank. Five Star may borrow up to a maximum of $17,000,000, subject to the level of its qualified accounts receivable and inventory, at an interest rate of 3/4% in excess of the prime rate, subject to reduction, based upon certain financial criteria. At December 31, 1992, the interest rate was 6.75%. The line of credit is secured by substantially all the intangible and tangible property of Five Star. As part of the agreement, the Company may borrow up to a maximum of $7,000,000 from Five Star. The amount that the Company can borrow from Five Star is reduced by $250,000 per quarter in 1993. As of December 31, 1992, $13,506,000 was borrowed by Five Star. The agreement, among other things, limits the amount that Five Star may borrow from other sources, the amount and nature of certain expenditures, acquisitions and sales of assets, and the amount that Five Star can loan or dividend to the Company.

          The agreement has several covenants, including provisions regarding working capital, tangible net worth, leverage and cash flow ratios. As of December 31, 1992, Five Star was not in compliance with various covenants. Management has advised the bank of such violations and does not anticipate any problems in obtaining a waiver of these violations and an extension of the current line.

          (c) On October 3, 1991, GPS entered into an Amended and Restated Revolving Credit and Term Loan and Security Agreement (the Agreement) with two banks. The new Agreement provides for a Term Loan of $5,000,000 and additional Revolving Credit borrowings of up to $5,000,000. Borrowings under the Agreement are provided equally by the participating banks, secured by accounts receivable, and bear interest at rates set by such banks under options provided for in the Agreement. The balances of the Term Loan and Revolving Credit Loan at December 31, 1992 were $2,917,000 (see Note 8) and $3,700,000, respectively. Borrowings under the Revolving Credit Loan are subject to certain limitations. At December 31, 1992, an additional $1,300,000 was available based on these limitations. Such Agreement, among other things, limits the amount that GPS may borrow from other sources and the amount and nature of certain expenditures and requires GPS to maintain tangible net worth, working capital, cash flow, and debt ratios, as defined in the Agreement. In addition, 1,768,000 shares of GP common stock held by the Company serve as collateral for the Agreement (see Note 6(a)). Term Loan borrowings are due in quarterly installments which commenced December 31, 1991 and end on September 30, 1994.

          (d) In August 1991, Eastern Electronics Manufacturing Corporation (Eastern) assigned the remaining balance on its line of credit with a bank to a finance company, with whom Eastern entered into a Security Agreement. Under the terms of the Agreement, Eastern can borrow up to 80% of the net amount of eligible and outstanding accounts receivable, as defined, at an interest rate of 5 1/2% over the prime rate of interest (11.5% at

          December 31, 1992).  At December 31, 1992, $1,153,000 was
          borrowed under the Agreement.

          (e) On November 2, 1990, GTS Duratek, Inc. (Duratek), a then 63% owned subsidiary, purchased General Technical Services, Inc.
          (GTS) from GP for a purchase price of $7,500,000 in cash, 3,500,000 shares of Duratek's common stock and a $1,250,000 note. GTS, based in Columbia, Maryland, is a supplier of high-tech temporary personnel to utilities, Government agencies, and commercial businesses. GTS is a major national supplier of several categories of technical specialists to utilities and a leading regional supplier of high-tech computer and communications specialists. On December 31, 1992, Duratek issued 450,000 original shares of Duratek common stock to GPS in exchange for the $1,250,000 note and $150,000 of accrued interest. After the acquisition of GTS and the retirement of the note and accrued interest, approximately 50% of the outstanding shares of Duratek's common stock is owned by GPS (after the reorganization discussed in Note 2) and 30% of the shares are owned by the Company. The Company, as a result of owning 92% of GPS, now controls approximately 80% of Duratek.

          On February 9, 1993, Duratek entered into a $7,000,000 Revolving Line of Credit (the Line) and a $400,000 Loans to Facility (the Facility) for fixed asset purchases with a commercial bank. Term Loans under the Facility will be due over a 48 month period from the date of issue. The Facility is secured by the specific fixed assets financed under the Facility. The Line bears interest at the bank's prime interest rate plus 1% and is secured by the accounts receivable, inventory and property, plant and equipment of Duratek. The Line requires Duratek to meet certain covenants concerning, among other things, minimum tangible net worth, total liabilities to tangible net worth, and profitability. It also contains limitations with respect to dividends or other distributions to stockholders, mergers, acquisitions, and research and development expenses. Short-term borrowings during 1991 and 1992 were under an agreement similar to the current agreement described above. At December 31, 1992, borrowings were $6,239,000 and $198,000 was available under the Line.

          (f) In December 1992, the Company repurchased SFr. 1,264,000 of its outstanding Swiss Bonds for a $466,000 Note, which bears interest at 1/2% per month, due February 24, 1993. The Note is secured by 250,000 shares of the Company's common stock. The principal amount of the Note may be reduced by the proceeds from the sale of the common stock by the Company. At December 31, 1992, the balance of the Note, reduced for the proceeds from the sale of the Company's common stock, was $183,000. The balance was repaid in February 1993.

          7. Accounts payable and accrued expenses


          Accounts payable and accrued expenses are comprised of the following (in thousands):

          December 31,                             1992       1991
          Accounts payable                       $  9,824   $ 10,357
          Payroll and related costs                 3,969      3,436
          Interest                                  1,385      1,813
          Other                                     3,814      4,324
                                                 $ 18,992   $ 19,930


          8. Long-term debt
             Long-term debt is comprised of the following (in thousands):


          December 31,                             1992       1991
          8% Swiss Bonds due 1995 (a)            $ 20,075   $ 20,666
          6% Convertible Swiss Bonds due 1995 (b) 9,733 11,570 5.75% Convertible Swiss Bonds
           due 1995 (b)                             4,436      6,277
          5.625% Convertible Swiss Bonds
           due 1996 (c)                             5,887      6,819
          7% Dual Currency Convertible Bonds
           due 1996 (c)                             5,118      5,459
          12% Subordinated Debentures due 1997 (d)
                                                    6,932      7,191
          Term loan with banks (Note 6 (c))         2,917      4,583
          Note payable for manufacturing facility
           and equipment (h)                        3,026      4,019
          Notes payable in connection with
           settlement of litigation (e) and (f)       951      1,137
          Notes payable in connection with
           the acquisition of subsidiaries                       202

          Equipment lease obligations (2)           1,582      1,832
          9.6% Industrial Revenue Bond (3) (g)        195        390
          Mortgage Notes maturing 1993 (1)            130        183
          Note payable, due in 1993 (i)               459        459
                                                   61,441     70,787
          Less current maturities                   4,356      3,565
                                                 $ 57,085   $ 67,222

          (1) Secured by manufacturing and other facilities.
          (2) Secured by assets held under capital lease obligations.
          (3) Secured by equipment of ISI.

          (a) On December 20, 1989, in exchange for Swiss Francs (SFr.) 32,420,000 ($20,318,000) of its 6% Convertible Swiss Bonds due March 7, 1995, SFr. 26,335,000 ($16,515,000) of its 5.75%
          Convertible Swiss Bonds due May 9, 1995, and SFr. 26,685,000 ($16,734,000) of its 5.625% Convertible Swiss Bonds due March 18, 1996, (collectively, the Old Bonds), each in the principal amount of SFr. 5,000, plus all unpaid accrued interest thereon, the Company issued: (a) SFr. 51,264,000 ($32,140,000) of its 8% Swiss

          Bonds due March 1, 1995, each in the principal amount of SFr. 3,000, (the New Bonds) of which SFr. 35,433,000 are currently outstanding, (b) 17,088 Reset Warrants, each of which entitles the holder to purchase 75 shares of the Company's common stock, at a price determined by formula, exercisable until March 1, 1995, (c) 17,088 Common Stock Warrants, each of which entitles the holder to acquire without further consideration shares of the Company's common stock with a market value of SFr. 250, exercisable until March 1, 1995, and (d) SFr. 750 in cash.

          The Company recorded an original issue discount on the New Bonds of 40%, based upon exchange values estimated by the Swiss exchange agent. Expenses of the exchange offer totaled
          $2,116,000. The discount and the offering expenses, which have been deferred, are being amortized over the term of the New Bonds.

          (b) On March 7, 1985, the Company issued, pursuant to a Swiss Public Bond Issue Agreement, 6% Convertible Bonds due March 7, 1995 representing an aggregate principal amount of SFr. 60,000,000, of which SFr. 14,265,000 are currently outstanding (see (a) above). The outstanding bonds are convertible into 245,358 shares of the Company's common stock at any time prior to February 10, 1995 at a conversion price of approximately $39.67 per share based on an exchange rate of SFr 1.4657 per U.S. $1.00. In addition, on May 9, 1985, the Company issued, pursuant to a second Swiss Public Bond Issue Agreement, 5.75% Convertible Bonds due May 9, 1995, representing an aggregate principal amount of SFr. 50,000,000, of which SFr. 6,500,000 are currently outstanding (see (a) above). These outstanding bonds are convertible into 139,100 shares of the Company's common stock at a conversion price of $31.88 per share based on an exchange rate of SFr 1.4657 per U.S. $1.00 at any time prior to April 22, 1995. Expenses of both Swiss Public Bond Issues totaled approximately $1,793,000 and at December 31, 1992 and 1991, the unamortized balances of such expenses were $91,000 and $153,000, respectively.

          (c) On March 18, 1986, the Company issued, pursuant to a third Swiss Public Bond Issue Agreement, 5.625% Convertible Bonds payable in 1996, representing an aggregate principal amount of SFr. 50,000,000, of which SFr. 8,635,000 are currently outstanding (see (a) above). Additionally, the Company issued 7% Dual Currency Convertible Bonds, payable in 1996, representing an aggregate principal amount of SFr. 25,000,000, but payable at maturity at the fixed amount of $15,000,000. The outstanding Bonds are convertible into 333,001 shares of the Company's common stock at any time prior to March 8, 1996 at a conversion price of $35.17 per share based on an exchange rate of SFr 1.4657 per U.S. $1.00. Under certain circumstances, the Company may redeem all of the Bonds (but not a part only) at a redemption price equal to par value. Expenses related to the issuance of the Bonds totaled approximately $1,660,000 and at December 31, 1992 and 1991, the unamortized balances of such expenses were $65,000 and $179,000, respectively. The Dual Currency Bonds were issued as part of the Company's overall financing strategy, without any intent to either speculate in foreign exchange or to hedge any existing foreign currency exposure. It is the Company's policy to record periodic interest expense on the Dual Currency Bonds at the then current exchange rate. At December 31, 1992 and 1991, based on year end exchange rates, the effective rates of interest would be 8% and 8.6%, respectively. At December 31, 1992, the effective rate of interest of 8% would result in an additional $51,000 of interest expense per year, through March 1996.

          On August 10, 1990, the Company completed an Exchange Offer pursuant to which it received $4,659,000 of its 7% Dual Currency Convertible Bonds due March 18, 1996 (Bonds). In exchange, the Company issued 540,444 shares of its Common Stock and warrants to purchase 465,900 shares of the Common Stock, par value $.01 per share, of ISI, the Company's 53% owned subsidiary, exercisable at a price of $6.88 per share until August 16, 1992. The Exchange Offer was completed on August 10, 1990 and the Company recorded an extraordinary gain of $1,477,000 on the early extinguishment of the Bonds. During February 1992, ISI called the warrants, resulting in net proceeds to ISI of $2,956,000 from the issuance of 432,600 shares of ISI common stock upon exercise of the warrants.

          In addition to the bonds exchanged (see (a) above), during 1992, 1991 and 1990 the Company repurchased a portion of each of the Swiss Public Bond Issues as well as Dual Currency Convertible Bonds and recorded extraordinary gains from the early extinguishment of the Bonds of $1,662,000, $2,037,000 and $3,738,000, respectively.

          (d) During the third quarter of 1987, the Company issued $12,500,000 of Subordinated Debentures (Debentures) which mature in 1997. Each $100 principal amount Debenture was sold with warrants to purchase four shares of the Company's common stock at a price of $18.50 per share. Expenses of the offering amounted to approximately $1,908,000 and as of December 31, 1992 and 1991, the unamortized balances of such expenses were $550,000 and $690,000. In connection with the terms of the Debentures, the Company is subject to certain covenants which limit the amount that may be used for the payment of dividends and for the purchase of the Company's outstanding equity securities (common or Class B). In September 1990, under the terms of an Indenture, the Debentures became exchangeable for the Company's Common Stock, for the remaining term of the Debentures, at a price of approximately $5.00 per share. In 1992 and 1991, $179,000 and $4,919,000, respectively, of Debentures were converted into 35,933 and 989,756 shares, respectively, of the Company's Common Stock. At December 31, 1992, the Debentures are convertible into approximately 1,395,000 shares of the Company's Common Stock.

          (e) In March 1987, the Company and Ryder International Corporation (Ryder) agreed to a settlement of litigation relating to the Company's CaridexR system. Under the terms of the settlement agreement, the Company agreed to pay Ryder (i) $1,000,000 in cash; (ii) $2,000,000 in common stock of the Company (133,333 shares, valued at $2,000,000 were issued from treasury stock during 1987, and subsequently repurchased for $2,000,000 during 1988); and (iii) $300,000 per year (in cash or common stock of the Company) for a ten year period commencing January 15, 1988, the present value of which is discounted at 10%, and included in long-term debt.

          (f) In May 1987, the Company and George K. Burke, Sr. and Concetta J. Burke (the Burkes) settled a lawsuit asserting various claims for relief against the Company with respect to several agreements concerning the marketing and development of the EPICR system of intravenous devices, which the Company had discontinued in December 1983. As a result of the settlement the Burkes received $500,000 in cash upon execution of the settlement agreement and are receiving $250,000 a year (in cash or common stock of the Company) for a five year period commencing in May 1988. In 1987, the Company recorded an additional loss from this discontinued operation totaling $1,500,000, representing the present value of the amounts due the Burkes plus the costs relating to the litigation and settlement. The final payment was made in the common stock of the Company in 1992.

          (g) During May 1983, ISI, a 53% controlled subsidiary of the Company, completed the sale of a 9.6% $1,450,000 Industrial Revenue Bond to the New Jersey Economic Development Authority. The net proceeds were used to pay for laboratory construction and equipment. The terms of the bond indenture call for annual principal installments of $195,000 through 1993.

          (h) In March 1990, ISI borrowed $4,200,000 from a subsidiary of a bank at an effective interest rate of 12.4% principally for the expansion of its manufacturing facility. The loan calls for monthly payments of $41,500 for months 1 to 24, which is comprised of interest only, and $139,500 (principal and interest) for months 25 to 60. The loan is secured by certain equipment of ISI and is guaranteed by the Company (see Note 10).

          (i) In December 1991, ISI issued a $459,000 note to Purdue Pharma L.P., an affiliate of The Purdue Frederick Company, its marketing partner. The note bears interest at 7.5% per annum, and requires payment of interest and principal on December 31, 1993.

          (j) In connection with the 1986 purchase of 834,000 shares of GP common stock, the Company issued four convertible notes totaling

          $18,348,000 to the sellers of such shares. The notes were payable as amended on January 2, 1990, 1991 and 1992 and bore interest at an annual rate of 10%.

          On December 31, 1990, the Company entered into a second note modification agreement, amending the above terms. Under the terms of this second note modification agreement, the Company agreed to pay the holders $2,000,000 plus accrued interest on the entire unpaid principal balance on January 2, 1991; $1,558,000, plus accrued interest on the entire unpaid principal balance which was due on June 1, 1991 and September 30, 1991 and the total of $5,116,000 plus accrued interest on the entire unpaid principal balance which was due on January 2, 1992. In consideration for the above modification agreement, the Company issued 125,000 shares of its treasury stock to the principal holder of the convertible notes and pledged as additional collateral its then approximately 80% controlling interest in Duratek. The treasury stock issued was valued at $375,000, and was recognized as interest expense during the debt modification period in 1991. In June 1991, the Company issued 225,763 shares of treasury stock in satisfaction of $846,000 of principal and accrued interest due in June 1991.

          In October 1991, as a result of the GP public offering and reorganization (see Note 2), the remaining unpaid balance of $5,116,000 plus accrued interest was repaid, and all related collateral was released.

          Aggregate annual maturities of long-term debt outstanding at December 31, 1992 for each of the next five years are as follows (in thousands):

                    1993                     $  4,356
                    1994                        3,305
                    1995                       35,057
                    1996                       11,253
                    1997                        7,197

          9. Investment in finance subsidiaries

          GPS Technologies, Inc. is a high technology service company that assists industry and the Navy in maximizing the effectiveness of their equipment and facilities through the rigorous training of technical personnel and the development and implementation of operational procedures and maintenance programs. GPS conducts certain of its services using power plant training simulators, the majority of which are owned by its clients. However, at December 31, 1992, two simulators are owned by wholly owned subsidiaries of GPS.

          Through these subsidiaries, GPS has entered into long-term agreements with two domestic utilities to provide nuclear power plant simulator training services along with the attendant nuclear power plant training simulators and related training equipment. Under the provisions of the agreements, the subsidiaries obtained non-recourse long-term financing from a bank to finance the purchase of the simulators and training equipment. The agreements provide that the subsidiaries are compensated, in part, for use of the simulators on essentially a lease financing basis.

          The agreements provide that the payments by the utilities will enable the subsidiaries to recover the cost of the simulators plus interest at floating rates which range from prime to 115% of prime, as well as the cost of simulator replacement parts, taxes, and insurance. Such amounts will be sufficient to fully service the related long-term debt discussed below. All training services are performed by GPS personnel and are billed at established hourly rates. Revenues for these services are recognized by GPS.

          Under the agreements, the utilities have options to purchase the simulators and other training equipment at the end of the loan terms.

          Non-recourse long-term debt relating to the simulators consists of the following (in thousands):

          December 31,                 1992            1991
          Notes payable to bank (1)  $ 5,820        $ 8,344
          Less current maturities      2,711          2,504
          Long-term debt             $ 3,109        $ 5,840

          (1) These loans bear interest at floating rates, which range from the bank's prime rate to 115% of the bank's prime rate, and are payable in monthly installments over periods of up to 15 years from the initial dates of each of the loans.

          The loans are secured by the equipment and all rights under the agreements with the utilities. Under these agreements, GPS has agreed to guarantee the service performance with the utilities but has not guaranteed the obligations of its subsidiaries under the loan agreements. GPS has also agreed to maintain a minimum debt to equity ratio, a minimum tangible net worth and a minimum working capital, as defined. One of these notes was paid in January 1991, as the related simulator was purchased by the utility for a price equal to the remaining loan balance.

          Aggregate annual maturities of the non-recourse notes payable at December 31, 1992 for each of the succeeding years are as follows (in thousands):

                             1993          $ 2,711
                             1994            2,529

                                          33














                             1995              580

          Summarized combined financial information of the finance subsidiaries is as follows (in thousands):
          December 31,                        1992        1991
          Balance Sheet Data
          Assets
          Investments in financed assets    $ 5,507     $ 8,003
          Other assets                          439         531
          Total assets                      $ 5,946     $ 8,534
          Liabilities and stockholder's equity
          Non-recourse notes payable        $ 5,820     $ 8,344
          Other liabilities                      27          96
          Stockholder's equity                   99          94
          Total liabilities and stockholder's
           equity                           $ 5,946     $ 8,534

          10. Treasury stock transactions

          In 1990, the Company issued 250,000 shares of its treasury stock as collateral to secure $4,200,000 borrowed by ISI from a subsidiary of a bank (see Note 8(h)). In addition, in 1990, the Company granted 48,200 shares of treasury stock to certain employees.

          In December 1990, as part of a second note modification agreement, the Company issued 125,000 shares of its treasury stock to the principal seller of the shares of GP common stock to the Company (see Note 8(j)).

          Treasury stock was issued as follows in 1992 and 1991:


                                           Number of Shares
                                            1992          1991

          In settlement of litigation
           (see Note 8(e) and (f))                         205,245
          Investment banking fees                           78,348
          Interest due on note payable
           (see Note 8(j))                                 225,763
          Note payable                                      93,788
          Purchase stock of subsidiary                      19,608
          Employee bonuses                                   2,250
          Repurchase 8% Swiss Bonds           97,772        69,142
          ISI funding agreement                             50,000
          In payment of interest due
           on 8% Swiss Bonds                               200,000
          Consulting fees                      5,000        73,335
          Other                                            136,142
                                             102,772     1,153,621

          11. Disposal of businesses

          (a) On July 15, 1988, GP acquired a 13.3% interest in a joint venture that was formed to develop, construct and operate a wood-burning power plant and sawmill in Redding, California, for a price of $3,500,000. GP had also provided advances, including deferred interest, to the joint venture of $1,454,000. This investment of $4,954,000 was written off in 1990 as the power plant and sawmill have been closed and the joint venture has relinquished its control in the project.

          (b) In August 1990, Duratek sold certain of the assets used in its domestic commercial low-level radioactive waste processing business at nuclear power plants to Chem-Nuclear Systems, Inc. (Chem-Nuclear). Duratek received $3,930,000 in cash at closing and a $100,000 note. In addition, Duratek entered into a five year agreement to supply Chem-Nuclear with DurasilR products, which provides for minimum aggregate purchases of approximately $900,000 through 1995, of which approximately $530,000 is remaining at December 31, 1992. Duratek has recorded a $2,619,000 gain on the disposal of this business.

          (c) On December 31, 1990, Duratek sold the outstanding stock of Matrix Recovery Systems, Inc. (Matrix) to the former principal owner of Matrix. Matrix, based in Gainsville, Florida, uses a proprietary passive solar still technology to recycle acetone and other solvents. In consideration for the above, Duratek paid the former owner $50,000 and also agreed to assume additional obligations up to $60,000. In consideration therefor, Duratek has received various releases and indemnifications from the former shareholders as well as the new owner. In 1990, the cost of selling Matrix, as well as its operating loss totaled $1,417,000. Matrix was acquired by Duratek in April 1989.

          (d) On April 8, 1991, the Company transferred substantially all the assets of its National Patent Medical Division to a new partnership, National Patent Medical Partnership, L.P. (NPM). In return, the Company received a 49% interest in the partnership, $7,200,000 in cash and a $1,800,000 note at the prime rate of interest plus 1/2%. The note is due in two equal installments in 1996 and 1997. In addition, the new partnership repaid $4,000,000 of short-term borrowings attributable to the National Patent Medical Division. The Company did not recognize any gain or loss as a result of this transaction. NPM is involved in the manufacturing and distribution of first-aid products, surgical dressings and other disposable hospital products. The financial position and results of operations of NPM are included in the consolidated accounts of the Company for all periods presented through April 8, 1991, the date that the Company's ownership of NPM fell below 50%. Since then, the accounts of NPM have not
          been consolidated with those of the Company.   NPM's net sales
          and operating loss through April 8, 1991 were $11,129,000 and $(81,000), respectively. For the year ended December 31, 1990, NPM had sales of $44,546,000 and an operating loss of

          $(1,251,000).  In November 1992, NPM Healthcare Products, Inc.
          (NPMH), a successor to NPM, completed an initial public offering. As a result of the public offering, the Company received approximately $4,500,000 in net proceeds, which approximated the carrying value of the shares sold, and currently owns 14% of NPMH.

          The Company has accounted for its investment in NPMH on equity basis for the period from April 9, 1991, when its equity in NPMH fell below 50%, to December 31, 1991, and for the period from January 1, 1992 to October 1992, when its equity fell to approximately 14% as a result of the public offering. The Company's share in the net income (loss) of NPMH for the periods ended December 31, 1991 and October 31, 1992, amounted to $(805,000) and $35,000, respectively, after amortization of the underlying goodwill. At December 31, 1992, the Company's investment in NPMH was $3,914,000.

          12. Pension and investment plans

          The Company had a Defined Benefit Pension Plan (the Plan) for employees of certain divisions and subsidiaries. Benefits were based primarily on years of service and a fixed rate of benefits per year of service. Contributions were intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

          Effective December 31, 1991, the Plan benefits were frozen. Accrued vested benefits will be paid to terminated participants in the form of a lump sum distribution in cases where the accrued vested benefit is less than $3,500. Terminated participants can elect a lump sum distribution if the accrued vested benefit is greater than $3,500 but less than $7,500.

          In the event that the accrued vested benefit exceeds the $7,500 payable limit as outlined in the Plan, payment will be deferred until a terminated vested participant reaches age 65 or elects early retirement at an earlier date, at age 60 or later. The pension expense amounted to $23,000, $552,000 and $528,000, for 1992, 1991 and 1990, respectively.

          The following table sets forth the funded status of the plan and the amount recognized in the Company's Consolidated Balance Sheets (in thousands):

          December 31,                        1992       1991     1990
          Actuarial present value of benefit
           plan obligations:
          Accumulated benefit obligation (including
           vested benefits of $3,976,
           $3,967 and $2,847)                 $ (3,976)$ (3,967) $(3,138)
          Projected benefit obligation for service

           rendered to date                   $ (3,976)$ (3,967) $(4,004)
          Plan assets at fair value              3,120    2,659    1,998
          Projected benefit obligation in excess of
           plan assets                            (856)  (1,308)  (2,006)
          Unrecognized net gain from past experience
           different from that assumed                               302
          Unrecognized net obligation
           being recognized over 18 years                            556
          Unrecognized prior service cost                            230
          Additional minimum liability                              (222)
          Accrued pension cost included in accounts
           payable and accrued expenses in the
           consolidated balance sheets         $  (856) $ 1,308) $(1,140)

          The net periodic pension expense is as follows:
          Service cost-benefits earned         $
                                                      $     346
                                                               $     329
          Interest cost on projected benefit
           obligations                             340      360      338
          Actual return on plan assets            (317)    (209)     293
          Net amortization and deferral                      55     (432)
          Net periodic pension expense         $    23 $    552 $    528

          The Company's assumptions used as of December 31, 1992, 1991, and 1990 in determining the pension cost and pension cost liability shown above were as follows:

          Percent                             1992       1991     1990
          Discount rate                       8.5
                                                         8.5
                                                                  9
          Rate of salary progression
                                                                  6
          Long-term rate of return on assets
                                              10
                                                        10
                                                                 10

          Effective March 1, 1992, the Company adopted the 1992 401(K) Savings Plan (the Savings Plan). Effective December 31, 1991, the Plan participants would no longer accrue benefits under the Defined Benefit Pension Plan, but became eligible to participate in the Company's Savings Plan.

          The Company's Savings Plan is for employees who have completed one year of service; however, past vesting service credit was recognized for employees who participated in the Savings Plan at the date of initial enrollment, March 1, 1992.

          The Savings Plan permits pre-tax contributions to the Savings Plan by participants pursuant to Section 401(K) of the Internal Revenue Code of 2% to 6% of base compensation. The Company matches 40% of the participants' eligible contributions based on a formula set forth in the Savings Plan. Participants are fully vested in their contributions and may withdraw such contributions at time of employment termination, or at age 59 1/2 or earlier in the event of financial hardship. Amounts otherwise are paid at retirement or in the event of death or disability. Employer contributions vest at a rate of 20% per year.

          The Savings Plan is administered by a trustee appointed by the Board of Directors of the Company and all contributions are held by the trustee and invested at the participants' direction in various mutual funds. The expense associated with the Savings Plan was $214,000 in 1992.

          The Company does not provide any post-retirement benefits other than pensions to its employees.

          13. Income taxes

          The components of pretax income (loss) are as follows (in
          thousands):
          Years ended December 31,           1992     1991     1990

          Operations                        $(13,178)$ 1,157  $(39,265)
          Extraordinary gain                   1,662
                                                       2,037     5,215
                                            $(11,516)$ 3,194  $(34,050)

          The components of income tax expense (benefit) are as follows (in thousands):
          Years ended December 31,           1992     1991     1990

          Current
           State                            $    427 $   549   $    17
          Deferred
           Federal
                                                                (1,289)
                                            $    427
                                                    $    549  $ (1,272)

          In 1990, the Company's loss before income taxes and extraordinary items exceeded its gains from extraordinary items; therefore, no income tax expense applicable to such extraordinary gains was recognized.

          In 1991, despite the Company's $1,157,000 income before income taxes, as well as its $2,037,000 gain from extraordinary item, no Federal income tax expense was recognized. This is due principally to significant permanent differences between financial and tax reporting of 1991 transactions, including the elimination for tax purposes of the $18,844,000 gain on the sale of GP stock net of a gain recognized only for tax purposes upon ISI ceasing to be a member of the Company's consolidated Federal income tax return group on May 31, 1991. The income tax expense for 1991 of $549,000 represents state and local income taxes.

          In 1992, the Company's loss before income taxes exceeded its gains from extraordinary items; therefore, no income tax expense applicable to such extraordinary gains was recognized. The income tax expense for 1992 of $427,000 represents state and local income taxes.

          The Company's deferred income tax benefit from operations for the year ended December 31, 1990 is primarily attributable to the reversal of approximately $1,289,000 of deferred taxes of GP which were offset by the current operating losses of the Company. This income tax benefit exceeded Duratek's separate company Federal income tax expense and the Company's state and local income tax expense for 1990. No additional benefit was attributed to the Company's loss from operations in 1990; rather such losses were utilized to offset most of the taxes that would otherwise have been payable on the extraordinary gains.

          As of December 31, 1992, the Company has approximately $30,566,000 of consolidated Federal net operating loss carryovers for financial reporting purposes and $20,484,000 of consolidated net operating loss carryovers for Federal income tax return purposes, which expire beginning in the years 2001 through 2007. These losses do not include the $10,600,000 and $5,625,000 of net operating losses, respectively, attributable to ISI under the Federal consolidated return rules, which ISI retained upon ceasing to be a member of the Company's consolidated income tax return group. In addition, for Federal income tax purposes, the Company has approximately $3,200,000 of available credit carryovers which have been previously utilized for financial reporting purposes.

          Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," will be adopted by the Company in 1993 on a prospective basis. This standard requires that deferred income taxes be recorded following the liability method of accounting and adjusted periodically when income tax rates change. As of December 31, 1992, the Company was not carrying any deferred tax accounts. Adoption of the new standard will not have a material effect on the Company's financial condition or results of operations.

          14. Stock options, warrants and other shares reserved

          Under the Company's non-qualified stock option plan, employees and certain other parties may be granted options to purchase shares of common stock. The options may be granted at a price not less than 85% of the fair market value of the common stock on the date of grant and are exercisable over periods not exceeding ten years from the date of grant. Shares of common stock are also reserved for issuance pursuant to other agreements, as described below. Changes in options and warrants outstanding during 1990, 1991, and 1992, options and warrants exercisable and shares reserved for issuance at December 31, 1990, 1991, and 1992 are as follows:


                             Common Stock
                                            Class B Capital Stock
          Options and warrants
                              Price Range     Number
                                                     Price Range    Number
          outstanding
                                per share  of shares
                                                      per share
                                                                 of shares
          December 31, 1989 $5.125-22.00
                                          3,629,489 $5.125- 5.75
                                                                1,550,000

          Granted            2.25 -
                                    5.875
                                          3,787,434  2.25
                                                                1,550,000
          Exercised          5.125
                                             (4,000)
          Terminated         5.125-22.00
                                         (3,085,189) 5.125- 5.75
                                                               (1,550,000)
          December 31, 1990  2.25 -
                                   18.50
                                          4,327,734  2.25
                                                                1,550,000
          Granted            3.75 -
                                    5.625
                                             90,000
          Exercised          2.25 -
                                    3.75
                                           (247,700)
          Terminated         2.25 -
                                   15.00
                                           (232,750)
          December 31, 1991  2.25 -
                                   18.50
                                          3,937,284  2.25
                                                                1,550,000
          Granted            2.25 - 2.75     32,500
          Exercised          2.25          (128,930)
          Terminated         2.25 -18.50   (540,850)
          December 31, 1992  2.25 - 6.00  3,300,004  2.25       1,550,000
          Options and warrants
           exercisable
          December 31, 1990  2.25 -
                                   18.50
                                          2,832,794  2.25
                                                                1,550,000
          December 31, 1991  2.25 -
                                   18.50
                                          3,571,864  2.25
                                                                1,550,000
          December 31, 1992  2.25 -
                                    6.00
                                          3,177,264  2.25
                                                                1,550,000
          Shares reserved for
           issuance
          December 1990
                                         10,289,814
                                                                1,550,000
          December 1991
                                         11,258,647
                                                                1,550,000
          December 1992
                                         10,583,723
                                                                1,550,000

          At December 31, 1992, 1991, and 1990, options outstanding included 2,017,334 shares for two officers who are principal shareholders of the Company. In October 1990, previously issued options to these officers were cancelled and reissued at a price of $2.25 per share. In addition, in October 1990, each of the two officers received options to purchase 325,000 shares, 50% exercisable in 1990 and 50% exercisable in 1991, at a price of $2.25 per share. In December 1992, the exercisable period of 200,000 options previously granted in December 1987, was extended to December 1997.

          Class B capital stock aggregating 1,550,000 shares at December 31, 1992, 1991, and 1990 were reserved for issuance to these same two officers. In October 1990, 1,550,000 shares were cancelled and reissued at a price of $2.25 per share.

          The holders of common stock are entitled to one vote per share and the holders of Class B capital stock are entitled to ten votes per share on all matters without distinction between classes, except when approval of a majority of each class is required by statute. The Class B capital stock is convertible at any time, at the option of the holders of such stock, into shares of common stock on a share-for-share basis. Common shares reserved for issuance at December 31, 1992, 1991, and 1990 include 1,800,000 shares in connection with Class B shares. Options and warrants outstanding and shares reserved for issuance at December 31, 1989 included 155,805 shares, which could have been purchased for $22.00 per share under warrants issued to purchasers of Units of Interferon Sciences Research Partners,

          Ltd. These warrants expired in 1990. At December 31, 1992, 1991, and 1990, shares reserved for issuance also included 827,000, 827,000 and 3,557,000 shares, respectively, that could be issuable upon the conversion of all of the originally issued Old Swiss Bonds (see Notes 8(b) and (c)). At December 31, 1992, the Old Swiss Bonds were convertible into 552,000 shares of common stock. In addition, at December 31, 1991 and 1990 shares reserved for issuance included 500,000 shares that could have been purchased for $18.50 per share under warrants issued in connection with the 12% Subordinated Debentures issued during 1987 (see Note 8(d)). The warrants expired in July 1992.

          15. Business segments

          The operations of the Company consist of the following business segments:
          Physical Science Group - products and services for the power industry, as well as for governmental agencies and industry in general; Distribution Group - wholesale distribution of paint, stain, hardware and paint sundry items; Health Care Group - interferon research and production; Optical Plastics Group - the manufacture and distribution of coated and molded plastic products; Electronics Group - electronic manufacturing and assembly.

          The segment information for 1991 and 1990 has been restated to reflect the current classification which the Company believes better reflects its current operations. The principal change is the separation of the former Industrial Group into its two components, Optical Plastics and Electronics. In addition, the Consumer Products Group has been renamed the Distribution Group.

          The following tables set forth the revenues and operating results (in thousands) attributable to each line of business and include a reconciliation of the groups' revenues to consolidated revenues and operating results to consolidated income (loss) from operations before income taxes and extraordinary items for the periods presented.

          Years ended December 31,      1992       1991       1990
          Revenues
          Physical Science             $109,966   $163,922   $163,603
          Distribution                   69,121     65,624     67,143
          Health Care                     4,762     14,909     46,607
          Optical Plastics                8,015      9,573      9,478
          Electronics                     5,481      7,271      6,865
          Other                             851        461        180
                                        198,196    261,760    293,876
          Investment and other
           income, net                    3,790        (37)      (372)
          Total revenues               $201,986   $261,723   $293,504


          Operating results
          Physical Science             $  2,410   $  5,346   $  2,284
          Distribution                    2,877      2,852      3,227
          Health Care                    (6,583)    (5,690)    (9,787)
          Optical Plastics                1,565      1,855      1,491
          Electronics                    (1,849)      (707)      (750)
          Other                             (99)      (463)        57
          Total operating profit (loss)  (1,679)     3,193     (3,478)
          Interest expense              (11,044)   (15,579)   (20,447)
          Indirect administrative expenses,
           net of gains or losses from
           dispositions of investments,
           minority interests, foreign currency
           exchange gains
           or losses, and other revenue    (455)    13,543    (15,340)
          Income (loss) from operations before
           income taxes and extraordinary
            items                      $(13,178) $   1,157  $ (39,265)

          Operating profits represent gross revenues less operating expenses. In computing operating profits, none of the following items have been added or deducted; general corporate expenses, foreign currency transaction gains and losses, investment income and interest expense.

          For the years ended December 31, 1992, 1991 and 1990, sales to the United States government and its agencies represented approximately 18%, 9% and 13%, respectively, of sales.

          Additional information relating to the Company's business segments is as follows (in thousands):

          December 31,                  1992       1991       1990
          Identifiable assets
          Physical Science             $ 79,271  $  92,959   $134,966
          Distribution                   32,584     29,306     33,038
          Health Care                    21,486     37,407     47,732
          Optical Plastics                7,051      6,714      6,388
          Electronics                     6,858      7,364      8,835
          Corporate and other            45,399     40,291     38,605
                                       $192,649   $214,041   $269,564

          Years ended December 31,      1992        1991      1990
          Additions to property, plant,
           and equipment, net
          Physical Science             $  1,490 $      705 $      (86)
          Distribution                      723        338        237
          Health Care                       241        441      7,542
          Optical Plastics                  887        588        478
          Electronics                        20        (22)     1,277
          Corporate and other                38         29        343
                                       $  3,399  $   2,079  $   9,791

          Years ended December 31,      1992        1991      1990
          Depreciation and amortization
          Physical Science             $  2,299 $    2,940  $   3,661
          Distribution                      718        688        742
          Health Care                     1,048      1,248      2,627
          Optical Plastics                  578        660        501
          Electronics                       165        357        848
          Corporate and other             1,299      2,649      1,761
                                       $  6,107 $    8,542   $ 10,140

          Identifiable assets by industry segment are those assets that are used in the Company's operations in each segment. Corporate and other assets are principally cash and cash equivalents, marketable securities and unallocated intangibles.

          Accounts receivable and costs and estimated earnings of billings on uncompleted contracts related to government agencies amounted to $9,970,000 and $5,073,000 at December 31, 1992 and $10,040,000
          and $3,150,000 at December 31, 1991.

          16. Fair value of financial instruments

          The carrying value of financial instruments including cash, short-term investments, accounts receivable,restricted cash, accounts payable and short-term borrowings approximate estimated market values because of short maturities and interest rates that approximate current rates.

          The carrying values of investments approximate fair values based upon quoted market prices. The investments for which there is no quoted market price are not significant.

          The estimated fair value for the Company's major long-term debt components are as follows (in thousands):


                                              December 31, 1992
                                               Carrying
                                                        Estimated
                                                amount fair value

          Swiss Bonds                           $40,131   $15,048
          7% Dual Currency Convertible Bonds      5,118     1,459
          12% Subordinated Debentures             6,932     4,159
          Other long-term debt                    9,260     9,260

          Limitations. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

          17. Commitments and contingencies

          The Company has several noncancellable leases which cover real property, machinery and equipment and certain manufacturing facilities. Such leases expire at various dates with, in some cases, options to extend their terms.

          Minimum rentals under long-term operating leases are as follows (in thousands):

                                         Real     Machinery &
                                        property   equipment    Total
          1993                           $ 5,362      $ 1,693   $ 7,055
          1994                             4,881        1,361     6,242
          1995                             3,983          548     4,531
          1996                             1,825          176     2,001
          1997                             1,513           35     1,548
          After 1997                       5,899            2     5,901
          Total                          $23,463      $ 3,815   $27,278

          Several of the leases contain provisions for rent escalation based primarily on increases in real estate taxes and operating costs incurred by the lessor. Rent expense for real and personal property was approximately $7,806,000, $4,691,000 and $9,710,000 for 1992, 1991, and 1990, respectively.

          In February 1986, Duratek completed its initial public offering of common stock. In connection with Duratek's public offering, the Company issued to certain officers of Duratek and the Company 358,609 options for the purchase of Duratek common stock owned by the Company at a price equal to the greater of (a) $1.75 per share or (b) the net book value per share of Duratek's common stock as of the end of the most recently completed fiscal quarter which ends not less than 60 days before the date of exercise of such option. In 1991, an additional 270,000 options for the purchase of Duratek common stock owned by the Company at a price of $1.90 per share were issued to certain employees and officers of the Company. Through December 31, 1992, 21,350 options under the plan were exercised, 57,500 were cancelled, and at December 31, 1992, 239,100 options are currently exercisable. At December 31, 1992, the Company owned approximately 80% of Duratek.

          Duratek has issued a letter of credit relating to a project to provide three mobile radioactive wastewater systems to a foreign utility. The letter of credit expires on the earlier of the completion of the project or May 31, 1993, and is secured by a $929,000 deposit classified as restricted cash on the Company's balance sheet at December 31, 1992.

          The Company is party to several lawsuits incidental to its business. It is not possible at the present time to estimate the ultimate legal and financial liability, if any, of the Company in respect to such litigation; however, management believes that the ultimate liability, if any, will not have a material adverse effect on the Company's Consolidated Financial Statements.

      National Patent                                   Supplementary Data
     Development Corporation
     and Subsidiaries

     SELECTED QUARTERLY FINANCIAL DATA
     (unaudited)                                                                                  (in thousands, except per share da
                                                                                                         Three Months Ended
                           March 31, June 30, Sept. 30,Dec. 31,                                                               March
                             1992     1992      1992    1992    1991    1991      1991     1991
     Sales                  $45,759  $51,594   $52,554 $45,858 $77,148 $69,201   $67,617  $44,967
     Gross margin             6,562    9,297     8,664   5,249  10,472  10,625     9,796    5,120
     Income (loss) before
      extraordinary items       384   (5,674)   (7,284) (1,031)    356  (2,190)   (6,193)   9,184
     Net income (loss)        1,321   (5,228)   (7,284)   (752)    356  (2,190)   (5,887)  10,366
     Earnings (loss) per share:
     Before extraordinary items                                 .02     (.36)     (.46)
     Net income (loss)          .07     (.33)     (.46)   (.05)    .03    (.17)     (.42)     .60


        Since the Company reported net losses for the quarters ended June 30, 1991 and
        September 30, 1991, common stock equivalents had an antidilutive effect and were not considered when computing the loss per share for such quarters.  However, because the
        Company was profitable in the first and fourth quarters of 1991 and for the full year of 1991, common stock equivalents were considered when computing the income per share for such periods.  As a result, the sum of the per share data for each of the quarters in 1991 is different from the per share data for the full year.










                                      SIGNATURE




          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        NATIONAL PATENT DEVELOPMENT
                                        CORPORATION



                                        By: /s/ Jerome I. Feldman
                                           Jerome I. Feldman, President
                                           and Chief Executive Officer


          Dated: January 3, 1994


























