Form 10-Q/A
period 1993-09-30
NATIONAL PATENT DEVELOPMENT CORP
filed 1994-01-04
CIK 70415

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                   AMENDMENT NO. 2
                                          TO
                                     FORM 10-Q/A


          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the quarter ended September 30, 1993

                                          or

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the transition period from               to

          Commission File Number:                   1-7234


                       NATIONAL PATENT DEVELOPMENT CORPORATION
                (Exact Name of Registrant as Specified in its Charter)

          Delaware                                               13-1926739

          (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization                Identification No.)

          9 West 57th Street, New York, NY                       10019

          (Address of principal executive offices)               (Zip code)
          (212) 826-8500

          (Registrant's telephone number, including area code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period) that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.


                              Yes     X                     No


          Number of shares outstanding of each of issuer's classes of common stock as of November 12, 1993:


                     Common Stock          18,522,594 shares














                  Class B Capital             250,000 shares


               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                  TABLE OF CONTENTS


                                                                 Page No.

          Part I.  Financial Information


               Consolidated Condensed Balance Sheets -
                September 30, 1993 and December 31, 1992           1

               Consolidated Condensed Statements of Operations-
                Three Months and Nine Months Ended September 30,
                  1993 and 1992                                    3

               Consolidated Condensed Statements of Cash Flows -
                Nine Months Ended September 30, 1993 and 1992      4

               Notes to Consolidated Condensed Financial
                Statements                                         6

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations               10

               Qualification Relating to Financial Information    15

          Part II. Other Information                              16

          Signatures                                              17


































             Part I. Financial information is herebyamended and restated in its entirety as follows:

                            PART I.  FINANCIAL INFORMATION

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED CONDENSED BALANCE SHEETS

                                     (unaudited)

                                    (in thousands)

                                              September 30,  December 31,
                                               1993
                                                               1992
                           ASSETS

          Current assets

          Cash and cash equivalents               $ 10,608       $ 17,921
          Restricted cash                                           1,200
          Marketable securities, at lower
           of cost or market                                        4,553
          Accounts and other receivables, of which
           $9,563 and $9,970 is from
           government contracts                     42,136         41,171
          Inventories                               21,748         24,353
          Costs and estimated earnings in excess
            of billings on uncompleted contracts,
            of which $4,527 and $5,073 relates to
            government contracts                    12,441         10,702
          Prepaid expenses and other current assets
                                                     4,696          4,009

          Total current assets                      91,629        103,909

          Investments                               27,218         23,168

          Property, plant and equipment, at cost    35,112         43,583
          Less accumulated depreciation            (19,942)       (22,043)
                                                    15,170         21,540

          Intangible assets, net of amortization    30,738         32,968

          Investment in financed assets              3,497          5,507

          Other assets                               3,608          5,557
                                                  $171,860       $192,649



          See accompanying notes to the consolidated condensed financial statements.

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

                                     (unaudited)

                                    (in thousands)

                                              September 30, December 31,
                                                  1993
                                                                1992
          LIABILITIES AND STOCKHOLDERS' EQUITY

          Current liabilities

          Current maturities of long-term debt    $  5,746       $  7,067
          Short-term borrowings                     22,357         28,977
          Accounts payable and accrued expenses     19,841         18,992
          Billings in excess of costs and estimated
            earnings on uncompleted contracts        6,612          3,996

          Total current liabilities                 54,556         59,032

          Long-term debt less current maturities    48,039         57,085

          Notes payable for financed assets            959          3,109

          Minority interests and other               2,482          9,600

          Stockholders' equity

          Common stock                                 180            159
          Class B capital stock                          2              2
          Capital in excess of par value           103,010         96,713
          Deficit                                  (37,368)       (33,051)
          Total stockholders' equity                65,824         63,823
                                                  $171,860       $192,649


          See accompanying notes to the consolidated condensed financial statements.

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                     (Unaudited)

                        (in thousands, except per share data)


                                    Three months
                                                        Nine months

                                  ended September 30,
                                                      ended September 30,
                                     1993
                                              1992
                                                        1993
                                                                 1992
             Revenues
           Sales                    $ 47,250 $ 52,554  $147,328  $149,907
           Investment and other
            income, net               (1,163)
                                               (3,803)    2,305
                                                                   (1,013)
                                      46,087   48,751   149,633   148,894
          Costs and expenses
           Costs of goods sold        39,649   43,890   124,574   125,384
           Selling, general &
            administrative             9,042
                                                8,651    27,237    25,885
           Research & development        223
                                                1,141     2,539     3,371
           Interest                    2,173    2,878     7,133     8,479
                                      51,087   56,560   161,483   163,119
          Minority interests              45
                                                  641     2,048     1,900

          Gain on disposition of stock
           of a subsidiary and
           an affiliate                3,795              3,795

          Loss before income taxes
            and extraordinary item    (1,160)  (7,168)   (6,007)  (12,325)
          Income tax expense              46
                                                 (116)     (129)     (249)
          Loss before extraordinary
           item                       (1,114)  (7,284)   (6,136)  (12,574)

          Extraordinary item
           Early extinguishment
            of debt                    1,462
                                                          1,819     1,383

          Net income (loss)         $    348 $ (7,284) $ (4,317) $(11,191)

          Income (loss) per share
           Loss before extraordinary
            item                    $   (.06) $  (.46) $   (.37)  $  (.80)
            Extraordinary item           .08

                                                            .11
                                                                      .09
            Income (loss) per share $    .02  $  (.46) $   (.26)  $  (.71)
          Dividends per share         none
                                                none      none      none


            See accompanying notes to the consolidated condensed financial statements.

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                     (Unaudited)
                                    (in thousands)

                                                     Nine months

                                                    ended September 30,
                                                     1993         1992
          Cash flows from operations:
          Net loss                                  $ (4,317)    $(11,191)
          Adjustments to reconcile net income
           to net cash provided by (used for)
           operating activities:
           Depreciation and amortization               4,169        4,318
           Gains from early extinguishment of debt    (1,819)      (1,383)
           Gain from disposition of stock in
            subsidiaries                              (3,795)
           Change in other operating assets and
            liabilities                                2,004       (7,799)
           Total adjustments                             559       (4,864)
           Net cash used for operations               (3,758)     (16,055)

          Cash flows from investing activities:
          Marketable securities                          651       (1,409)
          Additions to property, plant & equipment    (3,245)      (2,792)
          Additions to intangible assets                (110)        (587)
          Change in investments and other assets, net
                                                         (81)       2,453
          Net cash used for investing activities      (2,785)      (2,335)

          Cash flows from financing activities:
          Proceeds from short-term borrowings         21,624        6,932
          Repayments of short-term borrowings        (28,244)        (132)
          Decrease in restricted cash                  1,200
          Increase in long-term debt                  11,801         4,613
          Repayment of notes payable for financed
           assets, net                                                (29)
          Reduction of long-term debt                 (8,677)      (1,655)
          Exercise of common stock options and warrants
                                                         118          190
          Proceeds from stock purchase agreement
           entered into by a previously
           consolidated subsidiary                     1,408
          Net cash provided by (used for) financing
           activities                                   (770)       9,919
          Net decrease in cash and cash equivalents   (7,313)      (8,471)
          Cash and cash equivalents at the beginning
           of the periods                             17,921       28,996
          Cash and cash equivalents at the
           end of the periods                       $ 10,608     $ 20,525

          See accompanying notes to the consolidated condensed financial statements.

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)

                                     (Unaudited)

                                    (in thousands)





                                                      Nine months

                                                    ended September 30,
                                                     1993        1992


          Supplemental disclosures of cash
           flow information:

          Cash paid during the periods for:

            Interest                                 $ 4,615      $ 5,815
            Income taxes                             $   576      $   606




          See accompanying notes to the consolidated condensed financial statements.

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                     (Unaudited)


          1.   Inventories

               Inventories are valued at the lower of cost or market, principally using the first-in, first-out (FIFO) method. Inventories consisting of material, labor, and overhead are classified as follows (in thousands):


                                   September 30,
                                                      December 31,
                                     1993                1992
          Raw materials             $  1,221           $  2,536
          Work in process                642              1,713
          Finished goods              17,185             17,316
          Land held for resale         2,700              2,788
                                    $ 21,748           $ 24,353



          2.   Long-term debt

               Long-term debt consists of the following (in thousands):


                                   September 30,
                                                      December 31,
                                     1993                1992
          8% Swiss bonds            $  8,526           $ 20,075
          Swiss convertible bonds     19,530             25,174
          New 5% Swiss bonds           3,006
          Subordinated debentures      6,912              6,932
          Other                       12,960              9,260
                                      50,934             61,441
          Less current maturities      2,895              4,356
                                    $ 48,039           $ 57,085

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

                                     (Unaudited)

          2.   Long-term debt (Continued)

               The Company commenced an Exchange Offer on July 12, 1993, for any and all of its Swiss Franc denominated 8% Bonds Due March 1, 1995, 6% Convertible Bonds due March 7, 1995, 5 % Convertible Bonds due May 9, 1995, 5 % Convertible bonds due March 18, 1996 (collectively, the "Old Swiss Franc Bonds" and 7% Dual Currency Bonds due March 18, 1996 (the "Old U.S. Dollar Bonds" and collectively with the Old Swiss Franc Bonds, the "Old Bonds"). The purpose of the Exchange Offer was to reduce the Company's long-term indebtedness and related interest expense.

               The consideration offered by the Company for each SFr. 1,000 principal amount of Old Swiss Franc Bonds validly tendered and not withdrawn prior to the Expiration Date (August 19, 1993) was:
          a) 5% U.S. dollar denominated Convertible Bonds of the Company due August 31, 1999 (the "New Bonds") in a principal amount of $130 and convertible into 30 shares of the Company's Common Stock ("Common Stock"), b) 54 shares of Common Stock, c) 26 shares of Common Stock of Interferon Sciences, Inc. (the "ISI Common Stock"), d) 26 shares of Common Stock of GTS Duratek, Inc. (the "Duratek Common Stock") and e) $43 in cash.

               The consideration offered by the Company for each $1,000 principal amount of Old U.S. Dollar Bonds validly tendered and not withdrawn prior to the Expiration Date was: a) New Bonds in a principal amount of $200 and convertible into 46 shares of Common Stock, b) 81 shares of Common Stock, c) 39 shares of ISI Common Stock, d) 39 shares of Duratek Common Stock and e) $60 in cash.

               On the Expiration Date the Company accepted the following amounts of Old Bonds for exchange: SFr. 3,640,000 of the 6% Bonds due March 7, 1995, SFr. 1,125,000 of the 5 % Bonds due May 9, 1995, SFr. 2,765,000 of the 5 % Bonds due March 18, 1996, SFr.
          16,761,000 of the 8% Bonds due March 1, 1995 and $882,000 of the 7% Bonds due March 18, 1996. Under the terms of the Offer, the Company issued the following amounts of consideration to the exchanging bondholders a) 1,385,586 shares of Common Stock, valued at $5,582,000, b) 667,134 shares of ISI Common Stock, valued at $2,536,000, c) 667,134 shares of Duratek Common Stock, valued at $2,536,000, d) $3,340,080 principal amount of New Bonds which will be convertible into 767,833 shares of the Common Stock, and e) $1,099,368 in cash. The Company recorded an original issue discount on the New Bonds of 10%, based upon exchange values estimated by the Swiss exchange agent.

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

                                     (Unaudited)

          2.   Long-term debt (Continued)

               As a result of the Exchange Offer, the Company realized a gain of $3,795,000 from the issuance of the ISI and Duratek Common Stock, included in "Investment and other income, net", on the Consolidated Condensed Statements of Operations, and an extraordinary gain from the early extinguishment of debt of $1,227,000. In addition, as a result of the inclusion of a portion of the Company's shares of common stock of ISI as part of the consideration in the Exchange Offer, the Company currently owns less than 50% of ISI, and therefore now accounts for the results of ISI on the equity basis. The Company's investment in ISI of $5,727,000, or 6,975,000 shares of ISI common stock, is included in "Investments" on the Consolidated Condensed Balance Sheet.

          3.   Revolving credit and term agreements

          a) In April, 1993, each of the Five Star Group, Inc. ("Five Star") and MXL Industries, Inc. ("MXL") entered into a revolving credit and term loan agreement (the "Five Star Loan Agreement" and "MXL Loan Agreement"). The Five Star Loan Agreement provided for a $20,000,000 revolving credit facility (the "Five Star Revolving Credit Facility") and a $5,000,000 term loan (the "Five Star Term Loan"). The Five Star Revolving Credit Facility is a three year committed facility which allows Five Star to borrow amounts equal to 40% of Eligible Inventory (as defined) and 75% of Eligible Receivables (as defined). As of September 30, 1993, $12,126,000 was borrowed under the Five Star Revolving Credit Facility and Five Star had additional availability of $1,925,000.

               The Five Star Term Loan is repayable in 10 quarterly payments of approximately $417,000 commencing October 31, 1993, and a final payment of approximately $833,000 on July 1, 1996. The Five Star Revolving Credit Agreement and the Five Star Term Loan are secured by all of the assets of Five Star and 1,359,375 shares of common stock of Interferon Sciences, Inc. and 1,062,500 shares of common stock of General Physics Corporation, which were contributed to Five Star in connection with the forgoing transactions.

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

                                     (Unaudited)

          3.   Revolving credit and term agreements (Continued)

               The MXL Loan Agreement provides for a $1,500,000 revolving credit facility (the "MXL Revolving Credit Facility") and a $4,500,000 term loan (The "MXL Term Loan"). The MXL Revolving Credit Facility is a three year committed facility which allows MXL to borrow amounts equal to 20% of Eligible Inventory (as defined) and 80% of Eligible Receivables (as defined). As of September 30, 1993, there were no borrowings under the MXL Revolving Credit Facility. The MXL Term Loan is repayable in 11 quarterly payments commencing on October 31, 1993 with a final payment of $750,000 on July 1, 1996. The facilities are secured by all of the assets (other than certain equipment) of MXL and by 816,625 shares of common stock of Interferon Sciences, Inc. and 637,500 shares of common stock of General Physics Corporation, which were contributed to MXL in connection with the forgoing transactions.

               The Five Star Revolving Credit Facility and Five Star Term Loan and the MXL Revolving Credit Agreement and MXL Term Loan are guaranteed by the Company. The Company's guaranty is secured by 5,477,282 shares of common stock of Interferon Sciences, Inc. and 71,407 shares of common stock of General Physics Corporation.

               The use of proceeds of the Five Star Term Loan and the MXL Term Loan are as follows:

          Loan to the Company to repay short-term debt          $3,100,000
          Loan to the Company                                    2,300,000
          Available to repurchase Swiss Debt Obligations         4,100,000
          Total Term Loans of Five Star and MXL                 $9,500,000

          b) On June 30, 1993, GPS Technologies, Inc. (GPS) entered into a three year $10,000,000 credit facility. The credit facility is secured by the accounts receivable and fixed assets of GPS. The initial $5,000,000 of the credit facility is fixed at an interest rate of 7.98% and the second $5,000,000 of the credit facility bears interest at a rate equal to 1.25% in excess of the bank's prime rate. At September 30, 1993, $5,073,000 was borrowed under the credit facility.

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                              AND RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS

             During the quarter ended September 30, 1993, the Company completed an Exchange Offer for a significant portion of its Swiss Denominated Debt (see Note 2 to the Notes to the Consolidated Condensed Financial Statements). As a result of the Exchange Offer the Company's long-term debt was reduced by approximately $12,000,000 and interest expense will be reduced by approximately $2,000,000 per year. In addition, as a result of the inclusion of a portion of the Company's shares of common stock of Interferon Sciences, Inc. (ISI) as part of the consideration in the Exchange Offer, the Company currently owns less than 50% of ISI, and therefore now accounts for the results of ISI on the equity basis. The Company realized an extraordinary gain on the early extinguishment of debt relating to the Exchange Offer of $1,227,000.

             The Company incurred a loss before income taxes and extraordinary item of $1,160,000 and $6,007,000 for the quarter and nine months ended September 30, 1993, as compared with a loss of $7,168,000 and $12,325,000 for the corresponding periods of 1992. The decrease in the Company's loss before income taxes and extraordinary item is due to several factors. Included in investment and other income, net for the quarter and nine months ended September 30, 1993, is $(1,442,000) and $(61,000), respectively, of foreign currency transaction losses compared to losses of $(5,069, 000) and $(4,399,000) for the corresponding periods of 1992. In addition, the Company recorded $475,000 and $2,392,000 of reserves taken and losses realized on certain assets and investments during the quarter and nine months ended September 30, 1992. As a result of the Exchange Offer discussed above, the Company realized a gain of $3,795,000 from the issuance of a portion of the Company's shares of common stock of ISI and Duratek during the third quarter of 1993. In addition, the Company achieved reduced interest expense at the corporate level for the periods in 1993, as a result of reduced short-term borrowings at lower interest rates, and reduced long-term debt. At September 30,1993, there was an aggregate of SFr. 36,095,000 of Swiss denominated indebtedness outstanding, of which SFr. 33,988,000 represents principal amount outstanding and SFr. 2,107,000 represents interest accrued thereon. Foreign currency valuation fluctuations may adversely affect the results of operations and financial condition of the Company. At September 30, 1993, the Company had not hedged its Swiss Franc obligations. If the value of the Swiss Franc to the U.S. dollar increases, the Company will recognize transaction losses on its Swiss Franc obligations. On September 30, 1993, the value of the Swiss Franc to the U.S. dollar was approximately 1.425 to 1. There can be no assurance that the Company will be able to swap or hedge obligations denominated in foreign currencies at prices acceptable to the Company or at all. The Company will continue to review this policy on a continuing basis.

          Sales

             For the quarter ended September 30, 1993, consolidated sales decreased by $5,304,000 to $47,250,000 from the $52,554,000 recorded in the corresponding quarter of 1992. For the nine months ended September 30, 1993, consolidated sales decreased by $2,579,000 to $147,328,000 from $149,907,000 recorded for the nine months ended September 30, 1992. The decreased sales for the 1993 periods were primarily the result of the Health Care Group (ISI) having no sales of ALFERONR N Injection to the Purdue Frederick Company (Purdue) in 1993. In addition, The Electronics Group and the Physical Science Group also had reduced sales. The reduced sales for the periods within the Physical Science Group was the result of decreases in revenues generated by the consulting and staff augmentation segment of Duratek business. The above decreases for the nine months ended September 30, 1993 were partially offset by increased sales experienced by the Distribution Group for the period.

          Gross margin

             Consolidated gross margin of $7,601,000, or 16%, for the quarter ended September 30, 1993 decreased by $1,063,000 when compared to the consolidated gross margin of $8,664,000, or 16%, for the quarter ended September 30, 1992. For the nine months ended September 30, 1993, consolidated gross margin of $22,754,000 or 15% of consolidated sales decreased by $1,769,000 when compared to $24,523,000 or 16% of consolidated sales earned in the nine months ended September 30, 1992. The decreased gross margin for the quarter is primarily attributable to reduced gross margins achieved by the Optical Plastics Group and the Physical Science Group, as a result of reduced sales, and changes in their respective product and customer mix . The reduced gross margin for the nine months ended September 30, 1993 was primarily the result of the suspension of production by ISI of ALFERONR N Injection, and the effect of ongoing facility costs incurred by ISI during the period.

          Selling, general and administrative expenses

             For the quarter and nine months ended September 30, 1993, selling, general and administrative expenses (SG&A) of $9,042,000 and $27,237,000 was $391,000 and $1,352,000 higher than the
          $8,651,000 and $25,885,000 of SG&A expenses incurred during the quarter and nine months ended September 30, 1992. The increase for the quarter and nine months ended September 30, 1993 was primarily attributable to increased costs incurred by the Distribution and Physical Science Groups. The increase was partially offset by reduced SG&A in the Health Care Group due to ISI being accounted for on the equity basis during the third quarter, as a result of the Exchange Offer, in which the Company's interest in ISI fell below 50%.

          Research and development

             For the quarter and nine months ended September 30, 1993, research and development expense was $223,000 and $2,539,000, compared to $1,141,000 and $3,371,000 for the quarter and nine months ended September 30, 1992. The reduced research and development expense for the periods was due to ISI being accounted for on the equity basis during the third quarter of 1993, as a result of the Exchange Offer, in which the Company's interest in ISI fell below 50%.

          Interest expense

             For the quarter and nine months ended September 30, 1993, interest expense was $2,173,000 and $7,133,000, compared to $2,878,000 and $8,479,000 for the third quarter and nine months ended September 30, 1992. The decreased interest expense for these periods was the result of reduced short-term borrowings, at lower rates of interest on the Company's variable rate obligations, and reduced long-term debt.

          Investment and other income, net

             Investment and other income, net of $2,632,000 and $6,100,000 for the quarter and nine months ended September 30, 1993, increased by $6,435,000 and $7,113,000, respectively, as compared to $(3,803,000) and $(1,013,000) for the corresponding periods of 1992. The change was principally due to the following factors; $(1,442,000) and $(61,000) of foreign currency transaction losses recognized during the quarter and nine months ended September 30, 1993, compared to losses of $(5,069,000) and $(4,399,000) for the corresponding periods of 1992. In addition, the Company recorded $475,000 and $2,392,000 of reserves taken and losses realized on certain assets and long-term investments accounted for by the cost method during the quarter and nine months ended September 30, 1992. In addition, for the quarter and nine months ended September 30, 1993, the Company realized reduced revenues relating to interest income, and equity in the income of 20% to 50% owned subsidiaries, as compared to the quarter and nine months ended September 30, 1992. During the quarter ended September 30, 1993 the Company realized a $3,795,000 gain from the issuance of ISI and Duratek common stock as a result of the Exchange Offer (see Note 2 of the Notes to the Consolidated Condensed Financial Statements).

          NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                           LIQUIDITY AND CAPITAL RESOURCES



             The Company believes that it has sufficient cash, cash equivalents and marketable securities and borrowing availability under existing and potential lines of credit to satisfy its cash requirements until the first scheduled maturity of its Swiss Franc denominated indebtedness on March 1, 1995. However, in order for the Company to meet its long-term cash needs, which include the repayment of $19,734,000 of Swiss Franc denominated indebtedness scheduled to mature in 1995 and $8,322,000 of Swiss Franc denominated indebtedness which is scheduled to mature in 1996, the Company must obtain additional funds. The Company has reduced and is continuing to reduce its long-term debt through the issuance of equity securities in exchange for long-term debt and is also exploring new credit arrangements on an ongoing basis. However, there is no assurance that the Company will be able to obtain any new credit arrangements.


                At September 30, 1993, the Company had cash, cash equivalents and marketable securities totaling $10,608,000. Of these amounts, approximately $8,680,000 is held by the parent company and is available for the general corporate purposes of the parent.


             In April 1993, the Company entered into new revolving credit and term loan agreements (See Note 3 to the Notes to the Consolidated Condensed Financial Statements). As a result of the new agreements, the Company repaid approximately $3,100,000 of short-term borrowing and received approximately $2,300,000 of cash for general corporate purposes.

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                   QUALIFICATION RELATING TO FINANCIAL INFORMATION

                                  September 30, 1993



             The financial information included herein is unaudited. In addition, the financial information does not include all disclosures required under generally accepted accounting principles because certain note information included in the Company's Annual Report has been omitted; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods. The results for the 1993 interim period are not necessarily indicative of results to be expected for the entire year.

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                             PART II.  OTHER INFORMATION



          Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

                 a. Exhibits

                    1. $25,000,000 Secured Revolving Credit and Term Loan
                       Agreement by and among Five Star Group, Inc., National Westminster Bank, USA, United Jersey Bank/Central, N.A., and National Westminster Bank, N.J., as agent, dated April 29, 1993.

                    2. $6,000,000 Secured Revolving Credit and Term Loan
                       Agreement by and among MXL Industries, Inc.,
                       National Westminster Bank, USA, United Jersey Bank/Central, N.A., and National Westminster Bank, N.J., as agent, dated April 29, 1993.

                 b. Reports on Form 8-K

                 There were no reports on Form 8-K filed for the period ended September 30, 1993.

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES



                                  September 30, 1993


                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                        NATIONAL PATENT DEVELOPMENT
                                        CORPORATION


          DATE: January 3, 1994

                                        BY: /s/Jerome I. Feldman
                                           Jerome I. Feldman
                                           President and Chief
                                           Executive Officer


          DATE: January 3, 1994

                                        BY: /s/Scott N. Greenberg
                                           Scott N. Greenberg
                                           Vice President,
                                           Chief Financial Officer