Form 10-K/A
period 1992-12-31
NATIONAL PATENT DEVELOPMENT CORP
filed 1994-01-19
CIK 70415

FORM 10-K/A
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                  Amendment No. 4 to

                 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                        For the Fiscal Year Ended December 31, 1992
                                          OR
                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from ______ to ______

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

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.   Yes  X     No ___
                                                   ___

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

                                                       Outstanding
               Class                                   at March 15, 1993
          Common Stock,
          par value $.01 per share                    16,250,955 shares
          Class B Capital Stock,
          par value $.01 per share                       250,000 shares

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

          Investment and other income, net
          Investment and other income was $413,000 in 1990, $2,790,000 in 1991 and $6,221,000 in 1992. In 1992, the increase in investment and other income, net was primarily due to two factors. In 1992, the Company realized increased gains on the sales of certain investments, and recognized an expense for reserves taken and losses realized on certain assets of $1,336,000 in 1992 as compared to $4,774,000 in 1991. In 1992, the Company realized a net foreign currency transaction gain of $3,362,000. In 1991, the increase in investment and other income, net was primarily due to two factors. In 1991, the Company realized a net foreign currency transaction gain of $3,042,000, compared to a loss of $4,356,000 in 1990. This net gain was partially offset by $4,774,000 of reserves taken and losses realized on certain assets and investments in 1991. The reserves were taken in 1992 and 1991 due primarily to reduced values and impairments relating to long-term investments and related assets accounted for on the cost basis. The Company evaluates its long-term investments at least annually. An investment is written down or written off if it is judged to have sustained a decline in value which is other than temporary. During 1991, a 19% interest in and advances to a vendor and distributor of pay telephones was written down by $3,100,000, to an estimated residual value of $175,000, since the telephone company ceased marketing its principal product in 1991. This resulted from (a) the loss by the telephone company of two major vending accounts in 1991, which substantially reduced revenues and (b) the telephone company's effort to sell telephones as well as to vend them was unsuccessful in 1991. Based upon the fact that the remaining vending revenues were insufficient to support operations the telephone company ceased operations. In preparing the financial statements for the year ended December 31, 1990, the Company reviewed business plans of the telephone company and determined that the carrying value of the investment in the telephone company could be recovered from future revenues. This determination was based upon recent successes in both vending and selling telephones and its projected cash flow, which was estimated to be approximately breakeven for 1991. In addition, the telephone company had inventory in telephones and parts justifying the Company's investment. However, due to the telephone company losing two major vending accounts in 1991, the telephone company could not support operations and determined that without substantial ongoing vending operations, the telephone company could not sell existing inventory and parts. In 1992, the estimated residual value of $175,000 of this investment, which was based upon estimated proceeds on liquidation of telephone equipment, was written off since it was determined that such sales could not be consummated. Additionally, in 1992, the Company fully reserved its investment of $305,000 in a medical blood center company.
          The blood center company ceased operations in 1992 as its major investor, a large financial institution, decided to no longer provide financing and working capital. In 1991 and prior years, the medical blood center company received substantial funding for its centers and the financial institution provided working capital and equity financing. In both 1991 and 1992, a number of other relatively small investments were written off or written down because the Company's periodic evaluations indicated declines in value which were judged to be other than temporary.

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


          Dated: January 12, 1994