Form 10-K
period 1993-12-31
NATIONAL PATENT DEVELOPMENT CORP
filed 1994-04-05
CIK 70415

FORM 10-K
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                        For the Fiscal Year Ended December 31, 1993
                                          OR
                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934
                            For the transition period from       to

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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

          As of March 15, 1994, the aggregate market value of the outstanding shares of the Registrant's Common Stock, par value
          $.01 per share, held by non-affiliates was approximately
          $87,454,237 based on the closing price of the Common Stock on the American Stock Exchange on March 15, 1994. None of the Class B Capital Stock, par value $.01 per share, was held by non-affiliates.














          Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the most recent practicable date.

          Class                              Outstanding at March 15, 1994
          Common Stock,
          par value $.01 per share            20,299,388 shares
          Class B Capital Stock,
          par value $.01 per share               250,000 shares

          DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's definitive Proxy Statement for its 1994 Annual Meeting of Stockholders is incorporated by reference into Part III hereof.





















































                                  TABLE OF CONTENTS
                                                                 Page
          PART I
               Item 1.  Business

                    (a)  General Development of Business          1
                    (b)  Financial Information About
                          Industry Segments                       2
                    (c)  Narrative Description of Business        2
                    (d)  Financial Information About Foreign
                          and Domestic Operations and Export
                          Sales                                   16

               Item 2.  Properties                                16

               Item 3.  Legal Proceedings                         17

               Item 4.  Submission of Matters to a Vote of
                        Security Holders                          17

          PART II
               Item 5.  Market for the Registrant's Common
                        Equity and Related Stockholder
                        Matters                                   17

               Item 6.  Selected Financial Data                   19

               Item 7.  Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                                20

               Item 8.  Financial Statements and Supplementary
                        Data                                      30

               Item 9.  Changes in and Disagreements with
                        Accountants on Accounting and Financial
                        Disclosure                                70

          PART III
               Item 10. Directors and Executive Officers of the
                        Registrant                                70

               Item 11. Executive Compensation                    70

               Item 12. Security Ownership of Certain Beneficial
                        Owners and Management                     70

               Item 13. Certain Relationships and Related
                        Transactions                              70

          PART IV
               Item 14. Exhibits, Financial Statement Schedules,
                        and Reports on Form 8-K                   71















                                        PART I


          Item 1.  Business

                    (a)  General Development of Business

               National Patent Development Corporation (the "Company"), incorporated in Delaware in 1959, is primarily a holding company, which is a legal entity separate and distinct from its various operating subsidiaries. The Company's operations consist of four operating business segments: Physical Science, Distribution, Optical Plastics and Electronics. The Company also has an investment in two companies in the Health Care industry.

               The Company's Physical Science Group consists of (i) GPS Technologies, Inc. ("GPS"), an approximately 92% owned subsidiary and (ii) GTS Duratek, Inc. ("Duratek"), an approximately 66% owned subsidiary.

               GPS provides a wide range of management and technical training as well as specialized engineering services to various commercial industries and the United States government. Principal clients of GPS include electric utilities, process industries, manufacturing plants, Federal agencies, and the aerospace industries. In addition, the Company currently owns approximately a 28% investment in General Physics Corporation ("General Physics"), which provides a wide range of personnel training and technical support services to the domestic commercial nuclear power industry, United States Departments of Energy and Defense, as well as environmental engineering, training and support services to governmental and commercial clients.

               Duratek's operations consist of two operating groups: (1) "Environmental Services" engaged in cleanup of water and other liquids containing radioactive and/or hazardous (mixed waste) contaminants and minimum additive vitrification for long-term stabilization of such waste, and (2)"Consulting and Staff Augmentation" services. Duratek provides services for various utility, industry, government and commercial clients.

               The Company's Distribution Group, incorporated under the name Five Star Group, Inc. ("Five Star"), is engaged in the wholesale distribution of home decorating, hardware and finishing products.

               The Company's Health Care Group consists of an approximately 36% investment in Interferon Sciences, Inc. ("ISI"). ISI is a biopharmaceutical company engaged in the manufacture and sale of ALFERON N Injection and the research and development of other uses of ALFERON N Injection and other alpha interferon-based formulations for the treatment of certain viral diseases, cancers, and diseases of the immune system.














               The Company currently owns approximately a 14% investment in American White Cross, Inc. (formerly, NPM Healthcare Products, Inc., "White Cross"). White Cross is a leading manufacturer and marketer of private label adhesive and cotton based health and personal care products.

               The Company's Optical Plastics Group, through its wholly owned subsidiary MXL Industries, Inc. ("MXL") manufactures molded and coated optical products, such as shields and face masks and non-optical plastic products.

               The Company's Electronics Group, through its subsidiary Eastern Electronics Mfg. Corporation is engaged in contract manufacturing, such as printed circuit board assembly for the electronics industry.

               (b)  Financial Information About Industry Segments

               Certain financial information about business segments (classes of similar products or services) is included in Note 17 of Notes to Consolidated Financial Statements.

               (c)  Narrative Description of Business

          RECENT DEVELOPMENTS

          GENERAL PHYSICS CORPORATION AND
          GPS TECHNOLOGIES, INC. PROPOSED TRANSACTION

               On January 13, 1994, General Physics signed a Letter of Intent with GPS and the Company to acquire substantially all of the operating assets of GPS and certain of its subsidiaries. The Company currently owns approximately 92% of the outstanding common stock of GPS and approximately 28% of the outstanding common stock of General Physics. On March 28, 1994 the Board of Directors of both GPS and General Physics approved the transaction. The parties are currently negotiating the terms of a definitive agreement and the transaction is anticipated to close as soon as practicable in the second half of 1994, if all necessary approvals are obtained and conditions satisfied.

               The purchase price has a current present value of approximately $36 million based on current market prices. The purchase price will be payable to GPS as follows: $10 million cash; 3.5 million shares of General Physics common stock valued at approximately $13,500,000 (based upon the price per share of General Physics common stock prior to the announcement of the transaction which was $3.875); warrants to acquire 1,000,000 shares of General Physics common stock at $6.00 per share valued at approximately $1,300,000; warrants to acquire up to 475,644 additional shares of General Physics common stock at $7 per share valued at approximately $500,000; a $15 million ten-year senior subordinated debenture (the "Debentures") valued at approximately $10,700,000, accruing interest at 6% per annum, interest payable only for the first five years, with 70% of principal payable in equal quarterly installments during the remaining five years until maturity. The values assigned to each component of consideration were based upon discussions with the independent investment banker to the Independent Committee of General Physics and the investment banker to GPS. Portions of the cash and stock consideration of the purchase price will be (a) used to repay outstanding bank debt of $5,650,000 (as of December 31, 1993) and long-term debt of GPS of $8,809,000 (as of December 31, 1993) to be repaid to the Company. In addition $1.5 million of Debentures are held in escrow for the benefit of General Physics in connection with certain indemnification obligations.

               The transaction was recommended by an Independent Committee of General Physics' Board of Directors and was approved by the Board of Directors of both General Physics and GPS and is contingent upon the occurrence of certain events, including, without limitation: approval of the transaction by the stockholders of both General Physics and GPS.

               The Company anticipates that if the aforementioned transaction is consummated, it will own approximately 52% of the outstanding common stock of General Physics, and if the Company were to exercise all of its warrants, it will own approximately 58% of the outstanding common stock of General Physics.

               Although an agreement in principle has been reached, there can be no assurance that a definitive agreement will be successfully negotiated and signed, or that the transaction will close as anticipated.


          PHYSICAL SCIENCE GROUP

          GPS TECHNOLOGIES, INC.

          General

               GPS Technologies, Inc. ("GPS"), provides a wide range of management and technical training as well as specialized engineering consulting services to various industries and the United States Government. GPS's principal clients include electric utilities, process industries, manufacturing plants, Federal agencies, and the aerospace industry. As of December 31, 1993, GPS and its subsidiaries employed nearly 800 people and maintained 27 office locations throughout the United States.

               GPS is organized into three operating Business Units: the Training and Technical Services Division Business Unit, the Engineering and Technical Services Business Unit, and the Federal

          Systems Business Unit. The Training & Technical Services Business Unit, and the Engineering & Technical Services Business Unit are each comprised of several Strategic Business Units ("SBUs"), with each SBU focused on a specific customer, project, industry, product, service, or geographic area or some combination thereof. GPS Technologies, Inc. Federal Systems Group, a wholly-owned subsidiary of GPS, forms the Federal Systems Business Unit and is comprised of three divisions, each providing services to a specifc segment of the Federal government. GP Environmental Services, Inc. ("GPES"), General Physics Asia Pte. Ltd., and General Physics (Malaysia) Sdn. Bhd., all wholly-owned subsidiaries of GPS, operate with other SBUs within the Engineering & Technical Services Business Unit.

          The Training & Technical Services Business Unit

               The Training & Technical Services Business Unit focuses on the human performance improvement needs of GPS' commercial and government customers, providing technical training and other technical services to customers who design, operate, and maintain equipment and facilities. This Business Unit analyzes the human, organizational, and technical issues confronting its customers and recommends solutions to improve performance. Business Unit staff possess expertise in a wide variety of subject matter and instruction design, with a subject matter diversity frequently allowing GPS to supplement the expertise within the customer organization and offer comprehensive, turn-key solutions.

               Customers of the Training & Technical Business Unit represent a wide range of industries with diverse technical and geographic needs. This Business Unit is organized into eleven SBUs.

          The Engineering & Technical Services Business Unit

               The Engineering & Technical Services Business Unit provides engineering services to the Government, utilities and petrochemical industries. Multi-discipline capabilities include mechanical, structural, chemical, electrical, environmental, and systems engineering, augmented with nondestructive examination, industrial chemistry, and computer aided design/drafting technical services. Specialized engineering expertise is recognized nationally in areas of mechanical integrity programs including design, analysis, inspection and safety of capital intensive and inherently hazardous facilities and systems, and in electric power generation including operations, maintenance and performance engineering.

               This Business Unit's engineering and technical services are designed to increase reliability and availability of plants and facilities, reduce probability of component failure and address consequences of component or system failure. Components include pressure vessels, above and underground tanks, boilers, piping systems, rotating equipment and associated instrumentation and controls. This Business Unit also provides a full service environmental analytical laboratory with certified specialization in soils, water, and military ordinance analysis and testing.
          The Engineering & Technical Services Business Unit is comprised of seven SBUs.

          The Federal Systems Business Unit

               GPS Technologies, Inc. Federal Systems Group, a wholly-owned subsidiary of GPS, is comprised of three divisions providing technical services to a variety of commands within the Department of the Navy and other Federal government agencies. These services include program management support, multi-media/video production, technical training, quality assurance and independent verification and validation of weapon systems, weapon systems life cycle support,and full spectrum integrated logistics support. Major customers include NAVAIR, NAVSEA, Naval Research, Development, Test and Evaluation Laboratories, and related Naval commands. Additionally, the Federal Systems Business Unit provides services to several non-DOD agencies of the Federal Government, including the Internal Revenue Service, the Office of Personnel Management and the Department of Energy. The Business Unit is organized into three divisions.

               GP International Engineering and Simulation, Inc. provides real-time, high fidelity, engineering grade modeling and simulation of nuclear power plant systems for inclusion in new full-scale power plant control room simulators, such as in used in training simulators worldwide. Similar services are also provided to upgrade existing simulators. Simulators and engineering services are provided to a variety of domestic, European, and far eastern clients.

          Customers

               GPS provides services to more than 320 customers,including several of the largest companies in the United States. Other significant customers include the Department of the Navy, the Department of the Air Force, the Department of the Army, major automotive manufacturers, major defense contractors and other United States Government agencies. Revenue from the United States Government accounted for approximately 46% of GPS' revenue for the year ended December 31, 1993. However, such revenue was derived from many separate contractors and subcontracts with a variety of Government agencies and contractors, that are regarded by GPS as separate customers. United States Government contracts generally are terminable by the United States Government at any time. However no significant terminations have occurred.



          Contracts

               GPS is currently providing services under more than 500 contracts, many of which are General Service Agreements pursuant to which multiple purchase orders are placed. GPS' contracts with its customers provide for charges on a time-and-materials basis, a fixed-price basis and a cost-plus-fee basis.

          Competition

               The principal competitive factors in GPS's markets are the experience and capability of technical personnel, performance, reputation and price. GPS's principal resource is its technical personnel.

          GTS DURATEK, INC.

          General

               GTS Duratek, Inc. ("Duratek") was incorporated in the State of Delaware in December 1982. At December 31, 1993 Duratek was an approximately 66% controlled subsidiary of the Company.

               Duratek's operations consist of two operating groups: (i) "Environmental Services", engaged in cleanup of water and other liquids containing radioactive and/or hazardous (mixed waste) contaminants and in-furnance vitrification for long-term stabilization of such waste, and (ii) "Consulting and Staff-Augmentation" services. Duratek provides services for various utility, industry, government and commercial clients.

               During 1992, Environmental Services received a U.S. Department of Energy ("DOE") funded contract called MAWS for minimum additive waste stabilization. This agreement enabled Environmental Services to further develop its vitrification technology being used for processing actual mixed waste in a demonstration at the DOE's Fernald facility.

               During 1993 Duratek designed, constructed and operated a 300 kilogram per day vitrification melter ("Duramelter") at Fernald under the first phase of the MAWS project and began the second phase requiring processing of actual mixed waste through the melter that it designed and built at Fernald under varying controlled operating conditions. During 1993, Duratek was also awarded a $1.2 million contract to study the chemical composition of waste streams at DOE sites across the country to determine their suitability for conversion into glass using the MAWS technology. Additionally, at the end of 1993 Duratek was awarded a $13.9 million three year contract to stabilize 700,000 gallons of mixed waste sludges at the DOE's Savannah River nuclear weapons production site. This project is Duratek's first commercial scale project using its vitrification technology to convert the nuclear weapons by-product waste materials into glass for long term stabilization and storage.

               Consulting and Staff Augmentation revenues decreased by 12% due to lower utilization of contract services by its commercial nuclear power customers. This decrease resulted from an overall effort by electric utilities to reduce operating costs in response to competitive pressures to become low cost producers of electric power. The group continued to provide support to Duke Power, Vermont Yankee, New York Power Authority, Tennessee Valley Authority, GPUN, the DOE, and to a number of other utility, commercial, and government customers. Duke Power accounted for approximately 20% of Duratek's revenue in 1993. In addition, new service contracts were won with Philadelphia Electric and Duke Power. In response to the changing market conditions Duratek implemented additional cost reduction efforts and expanded services to include higher margin non-destructive examination
          (NDE) and professional health physics training and consulting.

          Environmental Services

               Environmental Services provides products and services to support the DOE and its prime contractors in research and development, development and implementation of minimum additive vitrification (glass making) process for long-term waste stabilization, waste water cleanup, advanced site remediation processes, consulting, and analysis. Environmental Services' principal products are its proprietary DURASILR ion exchange media, its Enhanced Volume Reduction (EVRTM) processing system, Heat Enhanced Dewatering (HEDTM) system and Integrated Nuclear Waste Removal System which is a combination of EVR and HED.
          These systems and the DURASIL ion exchange media are similar to those products formerly used in the domestic commercial nuclear power plant low-level radioactive waste business sold to Chem-Nuclear Systems, Inc. ("Chem-Nuclear") in 1990. Duratek continues to sell DURASIL products to Chem-Nuclear. Duratek also has the right to sell processing systems and ion exchange media to government agencies such as the DOE and Department of Defense ("DOD") and to nuclear power plants outside the U.S. In addition to liquid waste treatment, Environmental Services is engaged in the development of in-furnace vitrification for long-term stabilization of mixed waste.

               DOE's Five Year Plan states that environmental cleanup and refurbishment of inactive DOE nuclear facilities is a critical objective. Many of the remediation tasks at these facilities involve dealing with wastes that are both radioactive and hazardous. Restrictions on disposal of these "mixed" wastes and limited burial space further compound the problem. The DOE and its prime contractors are looking for innovative new approaches for separating the radioactive and hazardous components and for long-term stabilization of these wastes. Management believes that its experience in mixed waste streams and its newly developed vitrification technology give Duratek an advantage in this market.

          Consulting and Staff Augmentation

               Duratek's Consulting and Staff Augmentation Group
          ("Consulting") provides technicians, specialists, and professionals in a wide range of consulting, training and staff augmentation services for a broad base of utility, industrial, commercial, and government clients.

               According to the Nuclear News publication of "The World List of Nuclear Power Plants", March 1993, there are 119 nuclear power generating units in the United States. Of that number, approximately 107 are operational and the remainder are in long-term shutdown or under construction. To control costs, utilities maintain their permanent staffs at the level needed for steady-state power operations. They supplement their full-time staffs during refueling and maintenance outages with skilled contract personnel. These temporary personnel typically work under the general supervision of members of the full-time staffs of utilities.

               Although services for operating nuclear power plants provides a considerable market, the fact that no new plants have been ordered in over 10 years means that the current market will expand through incorporation of changes required by new regulations; extensive overhaul required to extend the life of aging plants; replacement of major components such as steam generators; startup of newly built plants and those recovering from long-term shutdown; and decommissioning of plants that have reached the end of their useful lives.

               Building on its solid base of nuclear power industry clients, Duratek has expanded its services in quality assurance/control, radiation protection, computer and communications, and environmental technologies. Duratek's potential client base has been expanded to include other industries, government agencies and commercial businesses. Since many of the skills needed for support at commercial nuclear power plants are readily transferable to the DOE cleanup market, Duratek is also expanding its consulting and staff augmentation services in that area.

          GENERAL PHYSICS CORPORATION

               The Company currently owns approximately a 28% investment in General Physics Corporation ("General Physics"). General Physics provides a wide range of personnel training, engineering, environmental and technical support services to the domestic commercial nuclear power industry and to the DOE and DOD.

          General Physics believes it is a leader in the field of developing training materials, conducting training programs and providing support services to operators, technical staff and management personnel at commercial nuclear power plants and at nuclear weapons production and waste processing sites in the United States.

               General Physics currently provides services to more than 400 clients, including eight of the largest electric power companies in the United States and four prime contractors serving the DOE. During 1993, Westinghouse Savannah River Company ("Westinghouse"), a prime contractor at DOE facilities, accounted for approximately 23% of General Physics' revenue. No other customer accounted for more than 10% of General Physics' revenue during 1993. Prior to October, 1988, when it started its DOE Services business, the Company derived virtually all of its revenue from contracts with nuclear utilities.

               From late 1988 through mid 1992, General Physics experienced growth in revenue primarily from services provided to the DOE at its Savannah River site under subcontracts with Westinghouse, and to a lesser extent from services provided to the commercial nuclear power industry. During 1992 and 1993, General Physics experienced lower levels of contract activity at DOE facilities which resulted in declining revenue. General Physics Nuclear Services revenue was adversely affected in 1993 by cost reduction efforts at many commercial nuclear utilities which are expected to continue. Environmental Services revenue increased slightly in 1993 and General Physics was recently awarded a one-year contract with four option years to provide environmental engineering support services at the DOD's Aberdeen Proving Ground. This contract has a potential value of approximately $17 million if all option years are exercised.

               In January 1994, General Physics acquired substantially all of the operating businesses of Cygna Energy Services (CES), other than its non-nuclear seismic engineering business. CES provides design engineering, seismic engineering, systems engineering, materials management and safety analysis services to the commercial nuclear power industry and to the DOE.

               In January 1994, General Physics also entered into a letter of intent to acquire substantially all of the assets and operations of GPS. GPS provides a wide range of training, engineering, technical support and analytical services to various commercial industries, fossil powered electric generating plants and the DOD. Although an agreement in principle has been reached, there can be no assurance that a definitive agreement will be successfully negotiated or that the transaction will close as anticipated. See "Recent Developments - General Physics' Corporation and GPS Technologies, Inc. Proposed Transaction".


          DISTRIBUTION GROUP

          FIVE STAR GROUP, INC.

               The Distribution Group, incorporated under the name Five Star Group, Inc. ("Five Star"), is engaged in the wholesale distribution of home decorating, hardware and finishing products. Five Star has three strategically located warehouses and office locations, with approximately 380,000 square feet of space in New Jersey, New York and Connecticut, which enables Five Star to service the market from Maine to Virginia.

               Five Star is the largest distributor in the U.S. of paint sundry items, interior and exterior stains, brushes, rollers and caulking compounds and offers products from leading manufacturers such as Olympic, Cabot, Thompson, Dap, 3-M, Minwax and Rustoleum. Five Star distributes its products to retail dealers which include discount chains, lumber yards, "do-it-yourself" centers, hardware stores and paint suppliers principally in the northeast region. It carries an extensive inventory of the products it distributes and provides delivery generally within 48 to 72 hours from the placement of an order.

               The primary working capital investment for Five Star is inventory. Inventory levels will vary throughout the year reflecting the seasonal nature of the business. Five Star's strongest sales are typically in March through October because of strong seasonal consumer demand for its products. As a result, inventory levels tend to peak in the spring and reach their lowest levels in late fall.

               The largest customer accounted for approximately 12% of Five Star's sales in 1993 and its 10 largest customers accounted for approximately 29% of such sales. No other customer accounted for in excess of 10% of Five Star's sales in 1993. All such customers are unaffiliated companies and neither Five Star nor the Company has a long-term contractual relationship with any of them.

               Competition within the industry is intense. There are much larger national companies commonly associated with national franchises such as Servistar and True Value as well as smaller regional distributors all of whom offer similar products and services. Additionally, in some instances manufacturers will bypass the distributor and choose to sell and ship their products directly to the retail outlet. The principal means of competition for Five Star are its strategically placed distribution centers and its extensive inventory of quality name brand products. Five Star will continue to focus its efforts on supplying its products to its customers at a competitive price and on a timely, and consistent basis. In the future, Five Star will attempt to acquire complementary distributors and to expand the distribution of its line of private-label products sold under the "Five Star" name.

          HEALTH CARE

          INTERFERON SCIENCES, INC.

               Interferon Sciences, Inc. ("ISI") is a biopharmaceutical company engaged in the manufacture and sale of ALFERON N Injection and the research and development of other uses of ALFERON N Injection and other alpha interferon-based formulations for the treatment of certain viral diseases, cancers,and diseases of the immune system.

               ALFERON N Injection is the only natural-source, multi-species alpha interferon product approved by the FDA for sale in the United States and is approved for the intralesional treatment of refractory (resistant to other treatment) or recurring external genital warts in patients 18 years of age or older.

               On March 5, 1985, the United States Patent and Trademark Office issued a patent to Hoffmann-La Roche Inc. ("Hoffmann") claiming purified human alpha (leukocyte) interferon (regardless of how it is produced). ISI obtained a non-exclusive license from Hoffmann which allows ISI to make, use, and sell in the United States, without a potential patent infringement claim from Hoffmann, (i) ALFERON N Injection for the treatment of genital warts, (ii) injectable formulations of interferon alfa-n3 (which is the same active ingredient contained in ALFERON N Injection) for the treatment of patients who are refractory to recombinant interferon therapy, (iii) low dose oral formulations of alpha interferon for the treatment of human disease, and (iv) topical formulations of interferon alfa-n3(which is the same active ingredient contained in ALFERON N Injection). Hoffmann presently owns approximately 3% of the common stock of ISI.

               ALFERON N Injection is marketed and distributed in the United States exclusively by Purdue Pharma L.P. ("Purdue"), utilizing the sales force of The Purdue Frederick Company, a privately-held United States pharmaceutical company. In addition, ISI has exclusive marketing and distribution agreements with Mundipharma Pharmaceutical Company in Canada and with Industria Farmaceutica Andromaco in Mexico. ISI has an option to reacquire the United States, Canadian, and Mexican marketing and distribution rights under certain terms and conditions. Submissions for regulatory approval to sell ALFERON N Injection have been filed in Austria, Canada, Israel, Mexico and the United Kingdom.

               At the present time, alpha interferon injectable products are approved for 17 different medical uses in 63 countries. In 1993, the worldwide alpha interferon injectable market was estimated to be over $1 billion. In an effort to expand the market for ALFERON N Injection in the United States and obtain additional regulatory approvals around the world, ISI is presently conducting three multi-center randomized, open dose ranging studies with patients infected with hepatitis C virus. In addition, based upon favorable results from an in vitro study and a Phase 1 clinical study conducted at Walter Reed Army Institute of Research in Bethesda, Maryland on 20 asymptomatic HIV infected patients, ISI is planning a multi-center, randomized, controlled clinical trial with asymptomatic HIV-infected patients. ISI is also planning to conduct clinical trials utilizing ALFERON N Injection for the treatment of Kaposi's sarcoma in patients with AIDS and hepatitis B.

               Additional products under development by ISI include ALFERON N Gel and ALFERON LDO. ALFERON N Gel is a topical interferon preparation which ISI believes has potential in the treatment of cervical dysplasia, recurrent genital herpes, other viral diseases, and cancers. A clinical trial using ALFERON N Gel for the treatment of patients with cervical dysplasia is currently underway at Columbia Presbyterian Medical Center. ALFERON LDO is a low dose oral liquid alpha interferon preparation which ISI believes has potential for treating the symptoms of patients infected with the HIV virus and other viral diseases. ISI conducted two clinical trials using ALFERON LDO on patients infected with HIV virus at New York's Mount Sinai Hospital. The National Institute of Allergy and Infectious Disease ("NIAID") is planning to conduct a randomized, double-blind, placebo controlled clinical study with low dose alpha interferons administered orally (including ALFERON LDO) to determine interferon's effect on HIV related symptoms.

               On May 28, 1993, David Blech, the Chief Executive Officer, sole shareholder and a director of D. Blech & Company, Incorporated ("DBC"), and ISI entered into a Purchase Agreement (the "Purchase Agreement"), pursuant to which David Blech or his designees purchased for $4.00 per unit, an aggregate of 2,500,000 units ("Units"), each Unit consisting of two shares of common stock, one Class A Warrant to purchase one share of common stock at an exercise price of $3.25 per share and one Class B Warrant to purchase one share of common stock at an exercise price of $5.00 per share. The Class A Warrants and the Class B Warrants expire on August 31, 2000.

               Pursuant to the Purchase Agreement, a 10-year Voting Agreement (the "Voting Agreement") among David Blech, the Company, Five Star and MXL became effective as of May 28, 1993 pursuant to which the Company, Five Star and MXL agreed to (a) vote all of their shares of common stock (an aggregate of 6,985,148 shares as of the date hereof), for the election of the Blech Nominees as directors of ISI unless Blech or his designees dispose of more than 1,000,000 shares of Common Stock and (b)

          restrict transfer of the Common Stock held by them for one year, subject to certain exceptions. Pursuant to the Voting Agreement, Mr. Blech and any other purchasers under the Purchase Agreement agreed to vote for the election of two nominees of NPDC as directors of the Company unless NPDC, MXL and Five Star dispose of more than 2,000,000 shares of Common Stock.

               Concurrently with the execution of the Purchase Agreement, ISI entered into a Consulting Agreement with DBC under which ISI agreed to pay $100,000 per year, payable monthly, to DBC for advisory services with respect to the Company's field of interest and business, strategic and commercial matters related to the biotechnology industry. The term of the Consulting Agreement was one year and commenced on June 1, 1993.

          AMERICAN WHITE CROSS, INC.

               The Company currently owns approximately a 14% investment in American White Cross, Inc. (formerly, NPM Healthcare Products, Inc.), ("White Cross"). White Cross is a leading manufacturer and marketer of private label adhesive and cotton based health and personal care products. White Cross' primary products include adhesive bandages, cotton swabs, cosmetic puffs, rounds and squares, waterproof tape, sterile cotton balls, first aid kits and cotton coil used in the packaging of drugs and vitamins in bottles. White Cross also sells adhesive bandages under its own national brand products, including Mickey & Pals (marketed under license from The Walt Disney Company) and STAT-STRIP (patented easy opening bandages).

          OPTICAL PLASTICS GROUP

               The Optical Plastics Group is engaged in the manufacture of molded and coated optical products, such as shields and face masks and non-optical plastic products through the Company's wholly owned subsidiary MXL Industries, Inc. ("MXL").

               MXL is a state-of-the-art injection molder and precision coater of large optical products such as shields and face masks and non-optical plastics. MXL believes that the principal strengths of its business are its state-of-the-art injection molding equipment, advanced production technology, high quality standards, and on time deliveries. Through its Woodland Mold and Tool Division, MXL also designs and engineers state-of-the-art injection molding tools as well as providing a commodity custom molding shop.

               As the market for optical injection molding, tooling and coating is focused, MXL believes that the combination of its proprietary "Anti-Fog" coating, precise processing of the "Anti-Scratch" coatings, and precise molding and proprietary grinding and polishing methods for its injection tools will enable it to increase its sales in the future and to expand into related products.

               MXL uses only polycarbonate resin to manufacture shields, face masks and lenses for over 55 clients in the safety, recreation and military industries. For its manufacturing work as a subcontractor in the military industry, MXL is required to comply with various federal regulations including Military Specifications and Federal Acquisition Regulations for military end use applications.

               MXL is dependent upon one client which accounts for approximately 27% of MXL's total sales and another client which accounts for approximately 16% of MXL's total sales. Over the last several years, MXL has implemented a variety of programs designed to reduce its overhead expenses, enhance its processing capabilities, improve operating efficiency and expand the range of services offered to its customers.

               The Company's sales and marketing effort concentrates on industry trade shows. In addition, the Company employs one marketing and sales executive and one sales engineer.

          ELECTRONICS GROUP

               The Electronics Group, through Eastern Electronics Mfg. Corporation ("Eastern") is engaged in contract manufacturing for the electronics industry. Eastern offers a variety of services to its customers ranging from printed circuit board assemblies, to in-circuit testing, to functional testing, to turnkey production and to final system production. Eastern's customers are among the largest United States electronics companies.

               There is significant competition within the electronics industry for contract manufacturing from much larger national companies as well as smaller companies. While the electronics industry at large is experiencing a downturn in business, Eastern feels that the lessening of off-shore competition and "just in time" manufacturing requirements will enable it to compete more effectively in the changing environment. The principal means of competition for Eastern are its twenty two years of experience in printed circuit board assembly, state-of-the-art automatic insertion, surface mount equipment and state-of-the-art in circuit test equipment.

          RESEARCH AND DEVELOPMENT

               For the year ended December 31, 1993, NPDC incurred $2,847,000 as research and development costs, $2,181,000 of which were incurred at ISI.



          EMPLOYEES

               At December 31, 1993, the Company and its subsidiaries employed approximately 1,722 persons, including approximately 16 in the Company's headquarters, 1,257 in the Physical Science Group, 283 in the Distribution Group, 73 in the Optical Plastics Group and 58 in the Electronics Group. Of these, approximately 4 persons were engaged in research and development. The Company considers its employee relations to be satisfactory.

          EXECUTIVE OFFICERS

                    The following table sets forth the names of the principal executive officers of the Company as of March 15, 1994 and their positions with the Company. The principal business experience of the executive officers for the last five years is also described below.

          Name                     Age       Position

          Jerome I. Feldman        65   President, Chief Executive
                                        Officer and a Director since 1959

          Martin M. Pollak         66   Executive Vice President,
                                        Treasurer and a Director since 1959

          Scott N. Greenberg       37   Vice President, Chief Financial
                                        Officer since 1989, and a Director
                                        since 1987

          Lawrence M. Gordon       40   General Counsel since 1986,
                                        Vice President since 1991

               Jerome I. Feldman is a founder, and since 1959 has been President, Chief Executive Officer and a director of the Company.

               Martin M. Pollak is a founder, and since 1959 has been Executive Vice President, Treasurer and a director of the Company.

               Scott N. Greenberg has been Vice President, Chief Financial Officer of the Company since 1989 and a Director since 1987.

               Lawrence M. Gordon is Vice President, General Counsel of the Company. Mr. Gordon has been General Counsel of the Company since 1986 and Vice President since 1991.

          PATENTS AND LICENSES

                    The operating businesses of NPDC are not materially dependent upon patents, or patent and know-how licenses. The know-how and expertise gained with respect to the manufacture and sale of its products, acquired as a result of its license and ownership of patents, are of greater importance to its future ability to manufacture and sell such products than are the patents themselves.

               (d) Financial Information about Foreign and Domestic operations and Export Sales.

                    The Company has no material Foreign Operations or Export Sales.

          Item 2.  Properties

                    The following table sets forth information with respect to the material physical properties owned or leased by NPDC and its subsidiaries:

                                       Lease     Square
          Activity and Location  Own   Expires   Footage   Description

          East Hanover, NJ       No    2002      219,000   Office &
                                                           Warehouse

          Port Washington, NY    No    1996       49,000   Office &
                                                           Warehouse

          Newington, CT          No    1996      112,000   Office &
                                                           Warehouse
          Optical Plastics

          Lancaster, PA          Yes   N/A       33,000    Manufacturing,
                                                           Warehouse and
                                                           Office

          Westmont, IL           Yes   N/A       12,594    Office,
                                                           Warehouse &
                                                           Manufacturing
          Electronics

          E. Hartford, CT        No    1996      35,000    Office,
                                                           Warehouse &
                                                           Manufacturing
          Physical Science

          Columbia, MD           No    1995      12,075    Office

          Beltsville, MD         No    1994       8,500    Office,
                                                           Manufacturing,
                                                           Warehouse &
                                                           Laboratory



          Pittsburgh, PA         No    1994       4,800    Repair Shop &
                                                           Warehouse

          Groton, CT,            No    1995      136,654   Office
          Gaithersburg, MD &
          Columbia, MD

               The facilities owned or leased by NPDC are considered to be suitable and adequate for their intended uses and are considered to be well maintained and in good condition.

                    In addition to the above properties, NPDC also leases office space in New York, New York.

          Item 3.  Legal Proceedings

                    The Company is a party to several lawsuits incidental to its business. It is not possible at the present time to estimate the ultimate legal and financial liability, if any, of the Company in respect to such litigations; however, management believes that the ultimate liability, if any, will not have a material adverse effect on the Company's Consolidated Financial Statements.

          Item 4.  Submission of Matters to a Vote of Security Holders

                    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                       PART II


          Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

                    The Company's Common Stock, $.01 par value, is traded on the American Stock Exchange, Inc. and the Pacific Stock Exchange, Inc. The following tables present its high and low market prices for the last two years.

                                  Quarter     High       Low

               1993               First       3 5/8      2 1/2
                                  Second      4 1/4      2 1/2
                                  Third       3 3/4      2 7/8
                                  Fourth      5 3/4      3 7/16

               1992               First       5 5/8      4 1/8
                                  Second      4 5/8      3 3/8
                                  Third       3 3/4      2 13/16
                                  Fourth      3 1/4      2 1/16

               The number of shareholders of record of the Common Stock as of March 15, 1994 was 5,275. On March 15, 1994, the closing price of the Common Stock on the American Stock Exchange was $4.44. In March 1989, the Company decided to discontinue payment of its quarterly dividend because the Board of Directors believed that the resources available for the quarterly dividend would be better invested in operations and the reduction of long-term debt.











































                                NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES             Item 6.  Selected Financial Dat

            Operating Data                         (in thousands, except per share data)

            Years ended December 31,             1993     1992      1991      1990      1989
            Revenues                          $193,041  $201,986  $261,723  $293,504  $278,470
            Sales                              189,683   195,765   258,933   293,091   268,168
            Gross margin                        27,519    29,772    36,013    42,711    45,402
            Research and development costs       2,847     4,645     4,651     7,892     7,196
            Interest expense                     8,325    11,044    15,579    20,447    19,520
            Income (loss) before discontinued
             operations and extraordinary
             items                              (7,796)  (13,605)      608   (37,993)  (17,014)
            Net income (loss)                   (5,977)  (11,943)    2,645   (32,738)    6,797
            Earnings (loss) per share
            Income (loss) before discontinued
             operations and extraordinary
              items                           $   (.46)  $  (.86) $    .04  $  (3.32)  $ (1.20)
            Net income (loss)                     (.35)     (.76)      .17     (2.86)      .62
            Cash dividends declared per share


            Balance Sheet Data

            December 31,                        1993      1992      1991      1990        1989
            Cash, cash equivalents, restricted
             cash and marketable securities   $ 10,976  $ 23,674  $ 35,968  $ 16,722  $ 39,602
            Short-term borrowings               21,390    28,977    26,317    62,144    42,926
            Working capital                     33,224    44,877    55,560    25,316    62,533
            Total assets                       166,057   192,649   214,041   269,564   302,179
            Long-term debt                      40,858    61,441    70,787    91,888    97,249
            Stockholders' equity                67,438    63,823    72,405    55,416    84,379






          Item 7.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations


          RESULTS OF OPERATIONS

          Overview
          During 1993, the Company took steps to significantly reduce its long-term debt. The Company, through an Exchange Offer for a large portion of its Swiss Denominated Debt (See Note 9(a) to Notes to Consolidated Financial Statements), as well as other repurchases from various bondholders throughout 1993, was able to reduce its long-term debt by approximately $20,583,000. As a result of the reduction in long-term debt, the Company will be able to reduce its annual interest expense by approximately $2,100,000. Due to the inclusion of a portion of the Company's shares of common stock of Interferon Sciences, Inc. (ISI) as part of the consideration in the Exchange Offer in the third quarter of 1993, the Company currently owns less than 50% of ISI (36%), and therefore now accounts for the results of ISI on the equity basis. In 1993, the Company realized an extraordinary gain, net of taxes, on the early extinguishment of debt of $1,819,000. In 1993, the Company also incurred reduced interest expense at the corporate level on the Company's long-term Swiss Debt obligations due to the Company's continuing practice of repurchasing and reducing its Swiss Debt. In addition, the Company incurred reduced interest relating to short-term borrowings due to reduced borrowings at lower rates of interest.

          In 1993, the loss before income taxes and extraordinary item was $8,371,000, as compared to a loss of $13,178,000 in 1992 and income of $1,157,000 in 1991. The decrease in the loss in 1993 is due to several factors. As a result of the Exchange Offer discussed above, the Company realized a $3,795,000 gain from the transfer of a portion of the Company's holdings of shares of ISI and GTS Duratek, Inc.'s (Duratek) common stock. In addition, the Company realized a gain of $1,353,000 on the issuance of common stock and common stock warrants by Duratek, relating to its acquisition of an option to acquire certain technologies relating to the vitrification of certain medical and hazardous wastes.
          The Health Care and the Electronics Groups experienced reduced operating losses in 1993. The Health Care Group which is comprised of the results of ISI experienced reduced operating losses in 1993 as a result of ISI being accounted for on the equity basis commencing in the third quarter of 1993. The Electronics Group, which is Eastern Electronics Manufacturing Corporation (Eastern), the Company's electronic assembly and manufacturing subsidiary, incurred reduced operating losses as a result of their successful efforts to reduce overhead and costs of sales. The above improvements in 1993 were partially offset by reduced operating profits at the Distribution and Physical Science Groups, in addition to a foreign currency transaction gain of $901,000 realized in 1993 as compared to a net foreign currency transaction gain of $3,362,000 realized in 1992, relating to the Company's decision not to hedge its Swiss denominated debt. The Distribution Group, which is the Five Star Group, Inc. (Five Star), the Company's distributor of home decorating,hardware and finishing products had reduced operating profits as a result of reduced gross margin percentages and increased operating costs. The Physical Science Group, which is comprised of GPS Technologies Inc. (GPS), a 92% owned subsidiary, and GTS Duratek, Inc. (Duratek), a 66% owned subsidiary, had reduced operating profits as a result of losses incurred by Duratek due to reduced revenues and gross margin percentages achieved. The Optical Plastics Group, which is MXL Industries, Inc. (MXL), the Company's injection molding and coating subsidiary, had a marginal decrease in operating profits.

          During 1992, the loss before income taxes and extraordinary items was $13,178,000 compared to income of $1,157,000 in 1991. The change from a profit in 1991 to a loss in 1992 was primarily the result of the public offering by General Physics Corporation (GP) in October 1991, through which the Company sold 68% of its GP common stock and recognized a gain on the transaction of $18,844,000. The Company currently owns approximately 28% of GP. The effect of the gain on GP was partially offset by improved operating results achieved in 1992 by the remaining companies within the Physical Science Group, GPS and Duratek. At the corporate level, improved operating results in 1992 were partially the result of gains recognized on the sale of certain investments and the continuing reduction in interest expense as a result of reduced short-term borrowings, lower rates of interest on the Company's variable rate obligations and reduced interest on the Company's Swiss Debt obligation due to the Company's continuing practice of repurchasing its Swiss Debt from time to time. The improved operating results within the Physical Science Group were due to both GPS and Duratek achieving operating profits in 1992 as opposed to operating losses in 1991. GPS achieved a significant turnaround as a result of reduced losses at its subsidiary, GP International Engineering & Simulation, Inc. (GPI), an operating profit generated for the first time by its subsidiary GP Environmental Services, Inc. (GPE) and an overall improvement within the core businesses of GPS. Duratek showed an improvement in operations during 1992 as a result of increased sales and gross profit in both its Environmental Services and Consulting and Staff Augmentation businesses, as well as the impact of the effort in the latter half of 1991 to consolidate and streamline its administrative structure. The improvements in operations achieved by the current members of the Physical Science Group and at the corporate level were partially offset by an increased operating loss at the Electronics Group and reduced operating profits at the Optical Plastics Group. The Electronics Group, incurred increased operating losses due to reduced sales and inceased operating costs and the effect of

          reserves taken for obsolete inventory.   The Optical Plastics
          Group had a small decrease in operating profit as a result of weakness in the precision tooling part of its business, as well as reduced orders from a number of MXL's established customers in the beginning of 1992. The Health Care Group's operating loss and the Distribution Group's operating profit remained virtually unchanged in 1992.

          Sales

          Consolidated sales from continuing operations decreased by $6,082,000 in 1993 to $189,683,000 as a result of reduced sales in the Physical Science, Health Care and Electronics Groups, partially offset by increased sales achieved by the Distribution Group. Sales decreased by $63,168,000 in 1992, to $195,765,000, as a result of the transfer in April 1991 of a majority interest in American White Cross, Inc. (AWC), formerly NPM Healthcare, Inc., in which the Company currently has a 14% interest, and the public offering by GP in October 1991, which resulted in GP and AWC no longer being consolidated entities. The decrease in 1992 was partially offset by increased sales within the Distribution Group and by the remaining companies in the Physical Science Group.

          The Physical Science Group sales decreased from $162,727,000 in 1991 to $109,303,000 in 1992 and to $102,977,000 in 1993. The
          reduced sales of $6,326,000 in 1993 were primarily attributable to reduced sales achieved by Duratek as a result of reduced revenues generated by its consulting and staff augmentation business, as a result of a reduced demand for services provided to nuclear utilities. In addition, Duratek's sales decreased as a result of reduced revenues achieved by the environmental services business due to delays in the award of certain technology contracts by the Department of Energy. During 1992, sales decreased by $53,424,000, due to the public offering by GP on October 3, 1991, from which time the results of GP were accounted for on the equity basis, since the Company's percentage of ownership was reduced to approximately 28%. In 1991, the Physical Science Group included sales of $62,325,000 for GP. The loss of GP's sales in 1992 was partially offset by increased sales at both GPS and Duratek. Duratek generated increased sales in 1992 as a result of work performed on two new environmental technology projects, as well as an increase in services provided by the consulting and staff augmentation business. GPS generated increased revenues in new business areas such as environmental analytical services and full scope simulation. These increases at GPS were partially offset by a reduction in revenue for certain subcontracts, which terminated in 1991, for construction management services provided to the Department of the Army.

          The Distribution Group sales increased from $64,788,000 in 1991 to $68,450,000 in 1992 and to $74,109,000 in 1993. The increase of $5,659,000, or 8% in 1993 was due to reduced competition in one of Five Star's geographic regions, as well as continued growth in the hardware business, which was introduced in 1992. The increase of $3,662,000, or 6%, in 1992 was attributable to the introduction during the year of a new line of hardware supplies.

          The Health Care Group sales decreased from $14,607,000 in 1991 to $4,042,000 in 1992 and to zero in 1993. The reduction in sales in 1993 was due to ISI not having any sales of its product, ALFERONR N Injection, in 1993. In January 1994, ISI received an order for 45,000 vials of ALFERONR N Injection from the Purdue Frederick Company (Purdue). As a result of the Exchange Offer, through which the Company's interest in ISI fell below 50%, ISI is currently being accounted for on the equity basis. The $10,565,000 reduction in sales in 1992 was due to the transfer on April 8, 1991 of a majority interest in AWC, partially offset by increased sales by ISI of ALFERONR N Injection to its marketing partner, Purdue. In December 1991, Purdue agreed to purchase an aggregate of 45,000 vials of ALFERONR N Injection from the Company over approximately a six month period which commenced in March 1992 and was completed in September 1992.

          The Optical Plastics Group sales decreased from $9,454,000 in 1991 to $7,862,000 in 1992 and to $7,817,000 in 1993. The
          decreased sales in 1992 was due to weakness at MXL's precision tooling division, as well as reduced orders from a number of MXL's established customers in the beginning of 1992.

          The Electronics Group sales decreased from $7,151,000 in 1991 to $5,968,000 in 1992 and to $3,836,000 in 1993. The decreased sales in 1992 and the continued weakness in 1993 was the result of the weakness in the electronics industry and Eastern's plan to concentrate its efforts on sales to customers who provide more profitable margins.

          Gross margin

          Consolidated gross margin was $36,013,000 or 14% of net sales in 1991, $29,772,000 or 15% of net sales in 1992 and $27,519,000 or
          15% in 1993. In 1993, the decrease in gross margin of $2,253,000 occurred within the Health Care, Distribution and Physical Science Groups. In 1992, the decrease in gross margin of $6,241,000 occurred primarily in the Physical Science Group as a result of the public offering by GP in October 1991, and to a lesser extent, in the Health Care Group due to the transfer in April 1991 of a majority interest in AWC in which the Company currently has a 14% interest. The reduced gross margin in 1992 was partially offset by increased gross margin achieved by the Distribution Group as a result of increased sales.

          The Physical Science Group gross margin decreased from

          $18,370,000, or 11% of net sales in 1991 to $13,728,000 or 13% of net sales in 1992 and to $12,941,000, or 13% of net sales in 1993. In 1993, the reduced gross margin was primarily attributable to reduced gross margins achieved by Duratek as a result of reduced sales as well as a decrease in the gross margin percentage achieved within Duratek's consulting and staff augmentation business because of increasing competitive pressures within the industry. The reduced gross margin achieved by Duratek was partially offset by GPS, which generated increased gross margins as a result of an improved mix of services during 1993. In 1992, the decreased gross margin was due to the public offering by GP in October 1991, partially offset by increased gross margins at Duratek and GPS. The increased gross margin dollars and percentage at GPS was due to increased sales, significant profit improvements at GPI and GPE during 1992, as well as an improved mix of services performed at higher margins within the core businesses. Duratek achieved increased gross margins in 1992 as a result of increased revenues generated by its environmental technology projects.

          The Distribution Group gross margin increased from $11,679,000 or 18% in 1991 to $12,355,000 or 18% of sales in 1992 and decreased to $11,718,000 or 16% in 1993. In 1993, the reduced gross margin was the result of the reduced gross margin percentage achieved in 1993. The reduced gross margin percentage in 1993 was the result of a change in the product mix as well as competitive price pressures within the industry. In 1994, the Group has started taking steps to reduce its costs of sales in order to improve its operating margins in the future. In 1992, the increased gross margin was the result of increased sales due to the introduction of a new line of hardware products.

          The Health Care Group gross margin decreased from $2,509,000 or 17% of net sales in 1991 to $358,000 or 9% of net sales in 1992 and to $(699,000) in 1993. The negative gross margin in 1993 was the result of facility costs incurred by ISI, notwithstanding the suspension of production, and lack of sales of ALFERONR N Injection during 1993. The decrease in gross margin in 1992 was the result of the transfer on April 8, 1991 of a majority interest in AWC, as discussed above. The reduced gross margin percentage in 1992 is attributable to the low gross margin percentages achieved by ISI due to the write-down of inventory to its estimated net realizable value, as a result of increased unit production costs caused by limited production volumes.

          The Optical Plastics Group gross margin decreased from $3,231,000 or 34% of net sales in 1991 to $2,740,000 or 35% of net sales in 1992 and to $2,642,000 or 34% of net sales in 1993. The small decrease in gross margin in 1993 was the result of marginally reduced sales and gross margin percentage. In 1992, the reduced gross margin was the result of reduced sales volume.


          The Electronics Group gross margin increased from $221,000 or 3% of net sales in 1991 to $561,000 or 9% of net sales in 1992 and decreased to $546,000 or 14% of net sales in 1993. The small decrease in gross margin in 1993 and increased gross margin in 1992, in spite of reduced sales at Eastern in both years, was attributable to the continuing improvement in gross margin percentages as a result of a better product mix, a reduction in the fixed manufacturing costs and improved operating efficiencies.

          Investment and other income, net

          Investment and other income was $2,790,000 in 1991, $6,221,000 in 1992 and $3,358,000 in 1993, respectively. In 1993 the decrease in investment and other income, net was primarily attributable to a net foreign currency transaction gain of $901,000 in 1993 as compared to a gain of $3,362,000 in 1992. In addition, in 1993 the Company realized reduced revenues relating to interest income, and in the equity in earnings of 20% to 50% owned subsidiaries as compared to 1992. These decreases were partially offset by reserves taken and losses realized by the Company on certain assets and investments in 1992. In 1992, the increase in investment and other income, net was primarily due to two factors. In 1992, the Company realized increased gains on the sales of certain investments, and recognized an expense for reserves taken and losses realized on certain assets of $1,336,000 in 1992 as compared to $4,774,000 in 1991. In 1992, the Company realized a net foreign currency transaction gain of $3,362,000, as compared to a gain of $3,042,000 in 1991. The reserves were taken in 1992 and 1991 due primarily to reduced values and impairments relating to long-term investments and related assets accounted for on the cost basis. The Company evaluates its long-term investments at least annually. An investment is written down or written off if it is judged to have sustained a decline in value which is other than temporary. During 1991, a 19% interest in and advances to a vendor and distributor of pay telephones was written down by $3,100,000, to an estimated residual value of $175,000, since the telephone company ceased marketing its principal product in 1991. This resulted from (a) the loss by the telephone company of two major vending accounts in 1991, which substantially reduced revenues and (b) the telephone company's effort to sell telephones as well as to vend them was unsuccessful in 1991. Based upon the fact that the remaining vending revenues were insufficient to support operations the telephone company ceased operations. In 1992, the estimated residual value of $175,000 of this investment, which was based upon estimated proceeds on liquidation of telephone equipment, was written off since it was determined that such sales could not be consummated. Additionally, in 1992, the Company fully reserved its investment of $305,000 in a medical blood center company. The blood center company ceased operations in 1992 as its major investor, a large financial institution, decided to no longer provide financing and working capital. In 1991 and prior years, the medical blood center company received substantial funding for its centers and the financial institution provided working capital and equity financing. In both 1991 and 1992, a number of other relatively small investments were written off or written down because the Company's periodic evaluations indicated declines in value which were judged to be other than temporary.

          At December 31, 1993, there was an aggregate of SFr. 25,398,000 of Swiss denominated indebtedness outstanding, of which SFr. 23,680,000 represents principal amount outstanding and SFr. 1,718,000 represents interest accrued thereon. Foreign currency valuation fluctuations may adversely affect the results of operations and financial condition of the Company. In order to protect itself against currency valuation fluctuations, the Company has at times swapped or hedged a portion of its obliga-tions denominated in Swiss Francs. At December 31, 1993, the Company had not hedged its Swiss Franc obligations. If the value of the Swiss Franc to the U.S. Dollar increases, the Company will recognize transaction losses on the portion of its Swiss Franc obligations which are not hedged. On December 31, 1993, the value of the Swiss Franc to the U.S. Dollar was 1.485 to 1.
          There can be no assurance that the Company will be able to swap or hedge obligations denominated in foreign currencies at prices acceptable to the Company or at all. The Company will continue to review this policy on a continuing basis.

          Selling, general, and administrative expenses

          Selling, general and administrative expenses (SG&A) decreased from $38,356,000 in 1991 to $36,274,000 in 1992 and to
          $35,600,000 in 1993. In 1993, the decrease in SG&A was primarily attributable to ISI being accounted for on the equity basis during the third quarter of 1993, as a result of the Exchange Offer discussed above, in which the Company's interest in ISI fell below 50%. In addition, the Electronics Group also experienced reduced SG&A expenses as a result of reduced personnel requirements due to reduced sales in 1993 and Eastern's continuing effort to streamline its organization. The reduced SG&A within the Health Care and Electronics Groups in 1993 were partially offset by increased SG&A incurred by the Distribution and Physical Science Groups. The increased SG&A at The Physical Science Group was due to increased operating costs and the increased SG&A at the Distribution Group was the result of the large increase in sales which led to increased selling expenses, as well as additional costs incurred by Five Star to support the growth in sales. The Optical Plastics Group had a marginal increase in SG&A in 1993. In 1992, the decrease in SG&A expenses was primarily due to decreases in the Health Care Group and the Physical Science Group as a result of the transfer on April 8, 1991 of a majority interest in AWC and the public offering by GP in October 1991, respectively. The decrease was partially offset by increased SG&A within the Distribution Group as a result of Five Star's expansion into the hardware supply distribution business and increased SG&A within the Electronics Group due to costs connected with Eastern's efforts to restructure its business operations.

          Research and development costs

          The Company's research and development activities are conducted both internally and under various types of arrangements at outside facilities. Research and development costs, which are primarily attributable to ISI, were $4,651,000, $4,645,000 and $2,847,000 for 1991, 1992, 1993, respectively. In 1993, the reduced research and development costs were the result of the Company's ownership in ISI falling below 50% in the third quarter of 1993, due to the Exchange Offer discussed above, and therefore, the Company began accounting for ISI on the equity method from that time. In 1992, ISI experienced increased research and development costs because of increased levels of research on ALFERONR N Gel, ALFERONR LDO and other proprietary research. The increased spending at ISI in 1992 was offset by reduced spending on various corporate projects.

          Interest expense

          Interest expense aggregated $15,579,000 in 1991, $11,044,000 in 1992 and $8,325,000 in 1993. The reduced interest expense in 1992 and the further reduction in 1993, was the result of the Company's continuing successful effort to reduce its interest expense at the corporate level due to reduced short-term borrowings, lower rates of interest on the Company's variable rate obligations and reduced interest on the Company's Swiss Debt obligations due to the Exchange Offer in 1993 and the Company's practice of repurchasing Swiss Debt from time to time.

          Income taxes and extraordinary item

          Income tax benefit (expense) from operations for 1991, 1992 and 1993 was $(549,000), $(427,000) and $575,000, respectively.

          In 1993, the Company recorded an income tax benefit of $1,043,000, of which $973,000 relates to Federal income taxes, in continuing operations as a result of the income tax expense allocated to the extraordinary gain recognized on the early extinguishment of debt under the provisions of FASB No. 109.

          In 1992, the Company's loss before income taxes from operations exceeded its gains from extraordinary items: therefore, pursuant to accounting policies of the Company, then in effect under APB No. 11, "Accounting for Income Taxes", no income tax expense applicable to such extraordinary gains was recognized. The income tax expense for 1992 of $427,000 represents state and local income taxes.

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

          As of December 31, 1993, the Company has approximately
          $34,770,000 of consolidated net operating losses available for financial statement reporting purposes.

          Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," was adopted by the Company in 1993 on a prospective basis. (See Note 15 to the Consolidated Financial Statements). This standard requires that deferred income taxes be recorded following the liability method of accounting and adjusted periodically when income tax rates change. As of December 31, 1993, the Company was not carrying any deferred tax accounts. Adoption of the new Statement did not have a material effect on the Company's financial condition or results of operations.

          Liquidity and capital resources

          At December 31, 1993, the Company had cash, cash equivalents and marketable securities totaling $10,976,000. GPS and Duratek had cash, cash equivalents and marketable securities of $547,000 at December 31, 1993. The minority interests of these companies are owned by the general public, and therefore, the assets of these subsidiaries have been dedicated to the operations of these companies and may not be readily available for the general corporate purpose of the parent.

          The Company believes that it has sufficient cash, cash equivalents and marketable securities and borrowing availability under existing and potential lines of credit to satisfy its cash requirements until the first scheduled maturity of its Swiss Franc denominated indebtedness on March 1, 1995. However, in order for the Company to meet its long-term cash needs, which include the repayment of $12,757,000 of Swiss Franc denominated indebtedness scheduled to mature in 1995 and $7,115,000 of Swiss Franc denominated indebtedness which is scheduled to mature in 1996, the Company must obtain additional funds from among various sources. The Company has historically reduced its long-term debt through the issuance of equity securities in exchange for long-

          term debt. In addition to its ability to issue equity securities, the Company believes that it has sufficient marketable long-term investments, as well as the ability to obtain additional funds from its operating subsidiaries and the potential to enter into new credit arrangements. The Company reasonably believes that it will be able to accomplish some or all of the above transactions in order to fund the scheduled repayment of the Company's long-term Swiss debt in 1995.

          For the year ended December 31, 1993, the Company's working capital decreased by $11,653,000 to $33,224,000, reflecting the effect of the Company's interest in ISI falling below 50%, and being accounted for on the equity basis. Consolidated cash and cash equivalents decreased by $6,945,000 to $10,976,000 at December 31, 1993.

          The decrease in cash and cash equivalents of $6,945,000 in 1993 primarily resulted from the effect of the Company's interest in ISI falling below 50%, and being accounted for on the equity basis as well as cash used, in operations of $2,507,000, investing activities of $2,593,000 and financing activities of $1,845,000. Cash used in operations was primarily required to fund the operating loss for the year. The cash used in investing activities was for increases in certain investments and for investment in property, plant and equipment and intangible assets. Financing activities consisted primarily of repayments and reductions in short-term borrowings and repayments of long-term debt, offset by proceeds from short-term borrowings and long-term debt. At December 31, 1993, the Company at the parent company level had substantially exhausted its ability to borrow funds from its subsidiaries under their respective line of credit arrangements.

          The Company's principal manufacturing facilities were constructed subsequent to 1976 and management does not anticipate having to replace major facilities in the near term. As of December 31, 1993, the Company has not contractually committed itself for any other new major capital expenditures.















          Item 8.  Financial Statements and Supplementary Data



                                                                   Page


          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

          Independent Auditors' Report                              31

          Financial Statements:
             Consolidated Balance Sheets - December 31, 1993
              and 1992                                              32

             Consolidated Statements of Operations - Years ended
              December 31, 1993, 1992, and 1991                     34

             Consolidated Statements of Changes in Stockholders'
              Equity - Years ended December 31, 1993, 1992,
               and 1991                                             35

             Consolidated Statements of Cash Flows - Years ended
              December 31, 1993, 1992, and 1991                     37

             Notes to Consolidated Financial Statements             40

          SUPPLEMENTARY DATA (Unaudited)

             Selected Quarterly Financial Data                      69























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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Patent Development Corporation and subsidiaries at December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1993, in conformity with generally accepted accounting principles.

          As discussed in Note 15 the Company has adopted SFAS No. 109, "Accounting for Income Taxes", as of January 1, 1993.


                                             KPMG Peat Marwick

          New York, New York
          March 30, 1994











              NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS




                              (in thousands, except per share data)
          December 31,                                    1993       1992
          Assets
          Current assets
          Cash and cash equivalents                    $ 10,976  $ 17,921
          Restricted cash                                           1,200
          Marketable securities, at lower of
           aggregate cost or market                                 4,553
          Accounts and other receivables (of which
           $7,694 and $9,970 are from government
           contracts) less allowance
           for doubtful accounts of $1,689 and $1,581    36,285    41,171
          Inventories                                    22,605    24,353
          Costs and estimated earnings in excess of
           billings on uncompleted contracts, of which
           $2,913 and $5,073 relates to government
           contracts                                     13,081    10,702
          Prepaid expenses and other current assets       4,160     4,009
          Total current assets                           87,107   103,909
          Investments and advances                       28,303    23,168
          Property, plant and equipment, at cost         33,873    43,583
          Less accumulated depreciation and
           amortization                                 (20,035)  (22,043)
                                                         13,838    21,540

          Intangible assets, net of accumulated
           amortization of $24,691 and $23,987
          Goodwill                                       25,463    29,421
          Patents, licenses and deferred charges          4,641     3,547
                                                         30,104    32,968

          Investment in financed assets                   2,797     5,507

          Other assets                                    3,908     5,557
                                                       $166,057  $192,649











               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS (Continued)

             (in thousands, except shares and par value per share)

          December 31,                                   1993      1992
          Liabilities and Stockholders' Equity
          Current liabilities
          Current maturities of long-term debt        $   6,750  $  7,067
          Short-term borrowings                          21,390    28,977
          Accounts payable and accrued expenses          20,256    18,992
          Billings in excess of costs and estimated
           earnings on uncompleted contracts              5,487     3,996
          Total current liabilities                      53,883    59,032

          Long-term debt less current maturities         36,638    57,085

          Notes payable for financed assets                 579     3,109

          Minority interests                              3,277     9,600

          Commitments and contingencies

          Common stock issued subject to
           repurchase obligation                          4,242

          Stockholders' equity
          Preferred stock, authorized 10,000,000
           shares, par value $.01 per share, none
           issued
          Common stock, authorized 30,000,000
           shares, par value $.01 per share,
           issued 19,023,357 and 15,934,840
           shares (of which 22,645
           shares are held in the treasury)                 190       159
          Class B capital stock, authorized 2,800,000
           shares, par value $.01 per share, issued
           and outstanding 250,000 shares                     2         2
          Capital in excess of par value                106,274    96,713
          Deficit                                       (39,028)  (33,051)
          Total stockholders' equity                     67,438    63,823
                                                       $166,057  $192,649




             See accompanying notes to consolidated financial statements.





               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                   (in thousands, except per share data)
          Years ended December 31,           1993      1992       1991

          Revenues

          Sales                            $189,683  $195,765   $258,933
          Investment and other income, net
           (including interest income
           of $875, $1,275 and $941)          3,358     6,221      2,790
                                            193,041   201,986    261,723
          Costs and expenses
          Cost of goods sold                162,164   165,993    222,920
          Selling, general and
           administrative                    35,600    36,274     38,356
          Research and development            2,847     4,645      4,651
          Interest                            8,325    11,044     15,579
                                            208,936   217,956    281,506
          Gain on sale of stock of
           a subsidiary                                           18,844
          Gain on disposition of stock of
           a subsidiary and an affiliate      3,795
          Gain on issuance of stock by a
           subsidiary                         1,353
          Minority interests                  2,376     2,792      2,096
          Income (loss) before income taxes
           and extraordinary item            (8,371)  (13,178)     1,157
          Income tax benefit (expense)          575      (427)      (549)
          Income (loss) before
           extraordinary item                (7,796)  (13,605)       608
          Extraordinary item
          Early extinguishment of debt,
           net of income tax in 1993          1,819     1,662      2,037

          Net income (loss)                $ (5,977) $(11,943)  $  2,645
          Income (loss) per share
          Income (loss) before
           extraordinary item              $   (.46)  $  (.86)  $    .04
          Extraordinary item                    .11       .10        .13
          Net income (loss) per share      $   (.35) $   (.76)  $    .17



             See accompanying notes to consolidated financial statements.





               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
                    Consolidated Statement of Changes in Stockholders Equity
                          Years ended December 31, 1993, 1992, and 1991

             (in thousands, except shares, par value per share and per share amounts)

                                                         Class B Capital in                      Total
                                                Common   capital    excess             Treasury  stock
				                                            stock    stock      of par              stock    holders'
                                             ($.01 Par) ($.01 Par)  Value    Deficit    at cost   equity

     Balance at December 31, 1990                 $132      $   2  $93,522   $(23,753)  $(14,487) $55,416
     Exercise of stock options and warrants          2                 526                            528
     Issuances of treasury stock
      (1,153,621 common shares)                                     (9,907)             13,019     3,112
     Conversion of 12% debentures                   10               4,377                         4,387
     Issuance of stock in connection with
      Swiss Bonds                                    4               1,899                         1,903
     Shares issuable in settlement of debt                             529                           529
     Issuances of stock to a subsidiary              2               1,156                         1,158
     Issuance and sale of common stock               1                 382                           383
     Effect of issuance and sale of
      stock by a subsidiary, net                                     2,344
     Net income                                                               2,645                2,645
     Balance at December 31, 1991                $ 151      $   2  $94,828 $(21,108)  $ (1,468)  $72,405
















                            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Changes in Stockholders' Equity (continued)
                            Years ended December 31, 1993, 1992, and 1991

              (in thousands, except shares, par value per share and per share amounts)

                                                         Class B Capital in                       Total
                                                Common   capital    excess             Treasury   stock-
                                                 stock    stock     of par              stock    holders'
                                            ($.01 Par) ($.01 Par)    value   Deficit    at cost  equity


     Balance at December 31, 1991               $ 151       $   2 $ 94,828  $(21,108) $ (1,468)  $72,405
      (102,772 common shares)                                       (1,074)              1,468       394
     Net loss                                                                (11,943)            (11,943)
     Conversion of 12% Debentures                   1                  164                           165
     Issuance of stock in connection
      with Swiss Bonds                              2                  911                           913
     Effect of exercise of warrants to
      purchase the stock of a subsidiary                               674                           674
     Shares issuable in settlement of debt                             186                           186
     Issuance and sale of common stock              3                  744                           747
     Balance at December 31, 1992                 159           2   96,713   (33,051)             63,823
     Exercise of stock options and warrants         2                  410                           412
     Net loss                                                                 (5,977)             (5,977)
     Conversion of 12% Debentures                                       82                            82
     Issuance of stock in connection
      with Swiss Bonds                             26                8,694                         8,720
     Issuance and sale of common stock              3                  375                           378
     Balance at December 31, 1993               $ 190     $    2  $106,274  $(39,028)            $67,438


                                         See accompanying notes to consolidated financial statements.







               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS



          (in thousands)
          Years ended December 31,             1993      1992       1991

          Cash flows from operations:

          Net income (loss)                 $  (5,977) $(11,943)    $2,645
           Adjustments to reconcile net
           income (loss) to net cash used
           in operating activities:
           Depreciation and amortization        5,296     6,107      8,542
           Income tax benefit allocated to
            continuing operations              (1,043)
           Gain on sale of stock of
            a subsidiary                                           (18,844)
           Gain from early extinguishment
            of debt, net of income
            tax in 1993                        (1,819)   (1,662)   ( 2,037)
           Gain on disposition of stock of a
            subsidiary and an affiliate        (3,795)
           Gain on issuance of stock by
            a subsidiary                       (1,353)
           Changes in other operating items,
            net of effect of acquisitions
            and disposals:
           Accounts and other receivables       4,817     1,641     (1,243)
           Inventories                           (381)   (2,223)     4,574
           Costs and estimated earnings in
            excess of billings on
            uncompleted contracts              (2,379)   (2,012)     3,158
           Prepaid expenses and other
            current assets                        (44)      279        529
           Accounts payable and accrued
            expenses                            2,680      (341)    (3,040)
           Billings in excess of costs and
            estimated earnings on
            uncompleted contracts               1,491    (1,861)     2,719
           Income taxes payable                             (25)       452
          Total adjustments                     3,470       (97)    (6,094)
          Net cash used in operations        $ (2,507) $(12,040)   $(3,449)








               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

          (in thousands)
          Years ended December 31,              1993      1992     1991

          Cash flows from investing activities:

          Proceeds from public sale of
           a subsidiary's stock                $       $        $ 43,997
          Proceeds from disposal of business                       7,192
          Proceeds from sale of an investment             4,500
          Marketable securities                   651     2,419   (6,743)
          Additions to property, plant and
           equipment, net                      (2,077)   (3,399)  (2,079)
          Additions to intangible assets         (303)   (1,339)   (705)
          Reduction of (additions to)
           investments and other assets          (864)    3,096    1,018
          Net cash provided by (used in)
           investing activities                (2,593)    5,277   42,680

          Cash flows from financing activities:

          Repayments of short-term
           borrowings                         (28,011)   (6,150) (31,827)
          Proceeds from short-term borrowings  20,424     8,810
          Decrease in restricted cash           1,200     3,800   10,000
          Proceeds from issuance of
           long-term debt                      10,973       203    7,561
          Reduction of long-term debt          (8,515)   (6,244) (15,675)
          Repayments of notes payable for
           financed assets                                  (28)    (207)
          Proceeds from public sale of
           common stock by a subsidiary                            9,588
          Proceeds from issuance of common stock  198              1,539
          Proceeds from issuance of stock
           by a subsidiary                      1,473                750
          Exercise of common stock options
           and warrants                           413       282      718
          Issuance of treasury stock                         15      825
          Net cash provided by (used in)
           financing activities                (1,845)      688  (16,728)
          Net (decrease) increase in cash
           and cash equivalents                (6,945)   (6,075)  22,503
          Cash and cash equivalents at
           beginning of year                   17,921    23,996    1,493
          Cash and cash equivalents
           at end of year                    $ 10,976  $ 17,921 $ 23,996




               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)






          (in thousands)
          Years ended December 31,             1993      1992    1991
          Supplemental disclosures of
           cash flow information:

          Cash paid during the year for:
           Interest                         $   5,344   $ 8,324 $ 14,138
           Income taxes                     $     692   $   703 $  1,472
          Supplemental schedule of
           noncash transactions:

          Reduction of intangibles          $           $       $   (532)
          Reduction of debt                    21,900     1,819    7,430
          Issuances of treasury stock                    (1,468)  (2,098)
          Additions to other assets
           and prepaid expenses                   179       130      275
          Reduction of accounts payable                     597
          Reduction of accrued interest payable   607              1,744
          Issuances of common stock            (8,981)   (1,078)  (6,819)

          Issuance of long-term debt           (3,006)
          Common stock issued subject
           to repurchase obligation            (4,242)
          Gain on disposition of stock of a
           subsidiary and an affiliate         (3,795)
          Gain on exchange of debt before
           income tax effect                   (2,662)




             See accompanying notes to consolidated financial statements.












               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                      Notes to Consolidated Financial Statements

          1.  Summary of significant accounting policies

          Principles of consolidation and investments. The consolidated financial statements include the operations of National Patent Development Corporation and its majority-owned subsidiaries (the Company). Investments in 20% - 50% owned companies are accounted for on the equity basis, and marketable equity securities of less than 20% owned companies are accounted for at the lower of aggregate cost or market. Other investments in less than 20% owned companies are accounted for on the cost basis. All significant intercompany balances and transactions have been eliminated in consolidation.

          Statements of cash flows. For purposes of the statement of cash flows, the Company considers all highly liquid instruments with maturities of three months or less from purchase date to be cash equivalents.

          Marketable securities. Marketable securities at December 31, 1992 consisted of United States Government obligations, carried on the balance sheet at cost by the Company. The market value of marketable securities at December 31, 1992 was $4,606,000.

          Inventories. Inventories are valued at the lower of cost or market, principally using the first-in, first-out (FIFO) method.

          Foreign currency transactions.  The Company's Swiss Bonds (see
          Note 9) are subject to currency fluctuations and the Company has hedged portions of such debt from time to time. During the years ended December 31, 1993, 1992, and 1991, the Company realized foreign currency transaction gains of $901,000, $3,362,000 and $3,042,000, respectively. These amounts are included in investment and other income, net. At December 31, 1993, the Company had not hedged its Swiss Franc obligations.

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

          Treasury stock. Treasury stock is recorded at cost. Reissuances of treasury stock are valued at market value at the date of reissuance. The cost of the treasury stock is relieved from the treasury stock account and the difference between the cost and market value is recorded as additional paid in capital

          Sales of stock by a subsidiary. The Company records in the Consolidated Statement of Operations any gain or loss realized when a subsidiary sells its shares at an offering price which differs from the Company's carrying amount per share of such subsidiary's stock.

          Income taxes. The Company files a consolidated Federal income tax return that includes each domestic subsidiary in which the Company has at least 80% voting control. The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", effective Janaury 1, 1993. Adoption of the new Statement did not have a significant effect on the Company's financial condition or results of operations.

          Income (loss) per share. Per share data is based on the weighted average number of shares outstanding, including Class B capital stock, and dilutive common stock equivalents. Presentation of fully diluted earnings per share is not required because the effect is less than 3% or is antidilutive. The weighted average number of shares outstanding for the years ended December 31, 1993, 1992 and 1991 were 17,125,900, 15,771,301 and 15,393,781, respectively.

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

          In connection with the public offering, a reorganization was effected on September 25, 1991 whereby GP transferred certain operations and related assets and liabilities to a new subsidiary, GPS Technologies, Inc. (GPS), formerly named General Physics Services Corp. GP retained the business, assets and liabilities of its Nuclear Services, Department of Energy Services and Environmental Services Groups. Included among the businesses and assets transferred to GPS were certain leases of property and equipment, and two finance subsidiaries that own power plant control room simulators. As a result of the public offering and the reorganization, the Company owns approximately 28% of GP and 92% of GPS. The financial position and results of operations of GP are included in the consolidated accounts of the Company for all periods presented through September 30, 1991. On October 3, 1991, the Company's ownership fell below 50%. Thereafter, the Company's investment in GP has been accounted for on the equity basis and the Company's share of GP's income (loss) for the three months ended December 31, 1991 and years ended December 31, 1992 and 1993 in the amount of $432,000, $(144,000)
          and $316,000, respectively, after the amortization of the underlying goodwill, is included in the caption "Investment and other income, net" appearing in the consolidated statements of operations. The financial position and results of operations of GPS are included in the consolidated accounts of the Company. At December 31, 1993, the Company's investment in GP was approximately $11,753,000, of which $6,829,000 represents the difference between the carrying amount of the investment and the amount of the underlying equity in the net assets. Such amount is included in investments and advances on the Company's consolidated balance sheet and is being amortized on a straight-line basis over its estimated benefit period, 30 years. At December 31, 1993, the Company owned 1,771,407 shares of GP with a total market value of $6,864,000.

          Condensed financial information for GP is as follows as of December 31, 1993 and 1992 and for the years then ended (in thousands):

                                        1993           1992

               Total assets           $21,872        $23,086
               Stockholders' equity    17,584         17,052
               Revenues                62,402         73,314
               Net income               1,763            139

          3. GTS Duratek, Inc.

          On November 2, 1990, GTS Duratek, Inc. (Duratek), a majority owned subsidiary, purchased General Technical Services, Inc.
          (GTS) from GP for a purchase price of $7,500,000 in cash, 3,500,000 shares of Duratek's common stock and a $1,250,000 note. GTS, based in Columbia, Maryland, is a supplier of consulting and staff augmentation services to utilities, Government agencies, and commercial businesses. On December 31, 1992, Duratek issued 450,000 shares of Duratek common stock to GPS in exchange for the $1,250,000 note and $150,000 of accrued interest. In 1993, the Company distributed 667,134 shares of Duratek stock as part of an Exchange Offer (See Note 9(a)).
          After the acquisition of GTS, the retirement of the note and accrued interest and the Exchange Offer, approximately 46% of the outstanding shares of Duratek's common stock is owned by GPS (after the reorganization discussed in Note 2) and 20% of the shares are owned by the Company. The Company, as a result of owning 92% of GPS, now controls approximately 66% of Duratek. Duratek also provides environmental services which includes the cleanup of water and other liquids containing radioactive and/or hazardous (mixed waste) contaminants and in-furnace vitrification for long-term stabilization of such waste.

          In the fourth quarter of 1993, Duratek entered into a series of agreements which resulted in the formation of a 50% owned company,Vitritek Environmental, Inc. (Vitritek). The purpose of Vitritek is to develop technologies relating to the vitrification of medical, hazardous and asbestos waste. In consideration for its 50% interest in Vitritek, Duratek contributed its option to acquire all rights, title and interest in certain medical and hazardous waste vitrification technologies. Duratek acquired this option for warrants to purchase 500,000 shares of Duratek's common stock for $4.00 per share and cash of $500,000 provided by the owners of the other 50% interest in Vitritek. The warrants expire on September 30, 1997. In connection with these transactions, Duratek agreed to sell to the two principal shareholders of the corporation which contributed certain technologies relating to asbestos waste vitrification, and who hold the other 50% interest in Vitritek, a total of 562,500 shares of Duratek's common stock at $4.00 per share. Duratek received in consideration for the shares, $1,500,000 in cash, and the two shareholders' interests in other assets valued at $750,000.

          4. Interferon Sciences, Inc.

          Interferon Sciences, Inc. (ISI) is a 36% owned affiliate of the Company. It is engaged in the manufacture and sale of ALFERONR N Injection, ISI's first product commercially approved by the FDA for the treatment of recurring and refractory external genital warts, and the research and development of other alpha interferon based products for the treatment of viral diseases, cancers and diseases of the immune system.

          On July 12, 1993, the Company commenced an Exchange Offer for its Swiss Franc denominated Bonds and its Dual Currency Bonds. (See
          Note 9(a)). As a result of the inclusion of a portion of the Company's shares of Common Stock of ISI as part of the consideration in the Exchange Offer, the Company's ownership in ISI fell below 50%, and therefore, commencing during the third quarter of 1993, the Company accounted for the results of ISI on the equity basis. The Company's investment in ISI of approximately $6,167,000 is included in "Investments and Advances" on the Consolidated Balance Sheet. At December 31, 1993, the Company owned 6,985,000 shares of ISI, with a market value of $32,743,000. The Company's share of ISI's loss included in Investment and other income, net is $857,000 in 1993.

          At December 31, 1993 and for the year then ended, condensed financial information for ISI is as follows (in thousands):



               Total assets                    $20,301
               Stockholders' equity             17,131

               Revenues                             51
               Net loss                         (8,460)

          On May 28, 1993, David Blech, the Chief Executive Officer, sole shareholder and a director of D. Blech & Company, Incorporated
          (DBC), and ISI entered into a Purchase Agreement (the Purchase Agreement), pursuant to which David Blech or his designees purchased for $4.00 per unit, an aggregate of 2,500,000 units (Units), each Unit consisting of two shares of common stock of ISI; one Class A Warrant to purchase one share of common stock of ISI at an exercise price of $3.25 per share and one Class B Warrant to purchase one share of common stock of ISI at an exercise price of $5.00 per share. The Class A Warrants and the Class B Warrants expire on August 31, 2000. The purchasers have certain registration rights as to the securities acquired by them under the Purchase Agreement.

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

          5. Inventories

          Inventories, consisting of material, labor, and overhead, are classified as follows (in thousands):

          December 31,                         1993        1992
          Raw materials                      $  2,836   $   2,536
          Work in process                         675       1,713
          Finished goods                       16,394      17,316
          Land held for resale                  2,700       2,788
                                             $ 22,605    $ 24,353

          6. Property, plant, and equipment

          Property, plant and equipment consists of the following
          (in thousands):

          December 31,                         1993        1992

          Land                               $    173   $     314
          Buildings and improvements            1,365       8,754
          Machinery and equipment              19,308      22,039
          Furniture and fixtures                7,951       7,175
          Leasehold improvements                5,076       4,829
          Construction in progress                            472
                                               33,873      43,583
           Accumulated depreciation and
           amortization                       (20,035)    (22,043)
                                             $ 13,838    $ 21,540

          7. Short-term borrowings

          Short-term borrowings are as follows (in thousands):

          December 31,                         1993       1992
          Revolving Credit and Term Loan
           Agreement (a)                     $           $  4,196
          Line of Credit Agreement (b)         11,732      13,506
          Revolving Credit and Term Loan
           Agreement (c)                        5,650       3,700
          Revolving Loan and Line of Credit
           Arrangements (d)                       898       1,153
          Revolving Line of Credit
           Agreement (e)                        3,110       6,239
          Notes Payable (f)                                   183
                                             $ 21,390    $ 28,977

          (a) On April 8 and October 3, 1991, the Company entered into two amendments to its November 1, 1989, $15,000,000 Revolving Credit and Term Loan Agreement (the Loan Agreement). Under the terms of the amendments, the outstanding balance of $10,346,000 at October 3, 1991, was payable in nine equal quarterly installments of $1,150,000 which commenced on March 31, 1992. The loan bore interest at a rate equal to % in excess of the bank's prime rate. On September 9, 1992, the Company amended the Loan Agreement. Under the terms of the amendment, the outstanding balance at January 1, 1992 is payable in four quarterly installments of $1,150,000, $2,308,000, $1,156,000 and
          $5,732,000, commencing September 30, 1992. In October 1992, the bank released the $5,000,000 in cash collateral, which was used to reduce the loan balance and the last scheduled payment by $5,000,000. The bank agreed to defer the December 31, 1992 payment of $2,308,000 to April 1993. The entire loan balance of $4,196,000 at December 31, 1992 was classified as a current liability. In April 1993, the Company repaid the balance of the loan. (See Note 7(b)).

          (b) In April 1990, the Five Star Group, Inc., (Five Star) entered into a three year line of credit arrangement with a bank. Five Star could borrow up to a maximum of $17,000,000, subject to the level of its qualified accounts receivable and inventory, at an interest rate of 3/4% in excess of the prime rate, subject to reduction, based upon certain financial criteria. The line of credit was secured by substantially all the intangible and tangible property of Five Star. As part of the agreement, the Company could borrow up to a maximum of $7,000,000 from Five Star. As of December 31, 1992, $13,506,000 was borrowed by Five Star.

          In April 1993, Five Star and MXL Industries, Inc. ("MXL") entered into a revolving credit and term loan agreement (the "Five Star Loan Agreement" and "MXL Loan Agreement"). The Five Star Loan Agreement, which replaced the above agreement, provided for a $20,000,000 revolving credit facility (the "Five Star Revolving Credit Facility") and a $5,000,000 term loan (the "Five Star Term Loan"). The Five Star Revolving Credit Facility is a three year committed facility which allows Five Star to borrow amounts equal to 40% of Eligible Inventory (as defined) and 75% of Eligible Receivables (as defined) at an interest rate of 1% in excess of the prime rate. At December 31, 1993, the interest rate was 7%. As of December 31 1993, $11,732,000 was borrowed under the Five Star Revolving Credit Facility and Five Star had no additional availability.

          The Five Star Term Loan is repayable in 10 quarterly payments of approximately $417,000 which commenced October 31, 1993, and a final payment of approximately $830,000 on April 30, 1996. The Five Star Term Loan bears interest at 1 % in excess of the prime rate, and was 7 % at December 31, 1993. The Five Star Revolving Credit Agreement and the Five Star Term Loan are secured by all of the assets of Five Star and 1,359,375 shares of common stock of ISI and 1,062,500 shares of common stock of GP, which were contributed to Five Star in connection with the forgoing transactions. At December 31, 1993, $4,583,000 was outstanding under the Five Star Term Loan.


          The MXL Loan Agreement provides for a $1,500,000 revolving credit facility (the "MXL Revolving Credit Facility") and a $4,500,000 term loan (The "MXL Term Loan"). The MXL Revolving Credit Facility is a three year committed facility which allows MXL to borrow amounts equal to 25% of Eligible Inventory (as defined) and 80% of Eligible Receivables (as defined) at an interest rate of 1% in excess of the prime rate. At December 31, 1993, the interest rate was 7%. As of December 31, 1993, there were no borrowings under the MXL Revolving Credit Facility and the balance of the MXL Term Loan was $4,125,000. The MXL Term Loan is repayable in 10 quarterly payments of approximately $375,000, which commenced on October 31, 1993 with a final payment of $750,000 on April 30, 1996. The MXL Term Loan bears interest at 1 % in excess of the prime rate, and was 7 % at December 31, 1993. The facilities are secured by all of the assets (other than certain equipment) of MXL and by 815,625 shares of common stock of ISI and 637,500 shares of common stock of GP, which were contributed to MXL in connection with the forgoing transactions.

          The Five Star Revolving Credit Facility and Five Star Term Loan and the MXL Revolving Credit Agreement and MXL Term Loan are guaranteed by the Company. The Agreements, among other things, limit the amount that Five Star and MXL may borrow from other sources,the amount and nature of certain expenditures, acquisitions and sales of assets, and the amount that Five Star and MXL can loan or dividend to the Company. The agreements have several covenants, including provisions regarding working capital, tangible net worth, leverage and cash flow ratios.

          (c) On October 3, 1991, GPS entered into an Amended and Restated Revolving Credit and Term Loan and Security Agreement (the Agreement) with two banks. The Agreement provided for a Term Loan of $5,000,000 and additional Revolving Credit borrowings of up to $5,000,000. Borrowings under the Agreement were provided equally by the participating banks, secured by accounts receivable, and bore interest at rates set by such banks under options provided for in the Agreement. Such Agreement, among other things, limited the amount that GPS may borrow from other sources and the amount and nature of certain expenditures and required GPS to maintain tangible net worth, working capital, cash flow, and debt ratios, as defined in the Agreement. Term Loan borrowings were due in quarterly installments which commenced December 31, 1991 and were to end on September 30, 1994.

          On June 30, 1993, GPS replaced the above agreement with a new three year $10,000,000 credit facility. The credit facility is secured by the accounts receivable and fixed assets of GPS. The initial $5,000,000 of the credit facility is fixed at an interest rate of 7.98% and the second $5,000,000 of the credit facility bears interest at a rate equal to 1.25% in excess of the bank's prime rate. At December 31, 1993, $5,650,000 was borrowed under the credit facility.

          (d) In August 1991, Eastern Electronics Manufacturing Corporation (Eastern) assigned the remaining balance on its line of credit with a bank to a finance company, with whom Eastern entered into a Security Agreement. Under the terms of the Agreement, Eastern can borrow up to 80% of the net amount of eligible and outstanding accounts receivable, as defined, at an interest rate of 5 1/2% over the prime rate of interest (11.5% at December 31, 1993). At December 31, 1993, $898,000 was borrowed under the Agreement.

          (e) On February 9, 1993, Duratek entered into a $7,000,000 Revolving Line of Credit (the Line) and a $400,000 Loans to Facility (the Facility) for fixed asset purchases with a commercial bank. On June 11, 1993, the Line was increased to $7,750,000 and the Facility was increased to $750,000. Term Loans under the Facility will be due over a 36 month period from the date of issue and bear interest at the bank's prime rate plus 1 %. The Facility is secured by the specific fixed assets financed under the Facility. The Line bears interest at the bank's prime interest rate plus 1% and is secured by the accounts receivable, inventory and property, plant and equipment of Duratek. The Line requires Duratek to meet certain covenants concerning, among other things, minimum tangible net worth, total liabilities to tangible net worth, and profitability. It also contains limitations with respect to dividends or other distributions to stockholders, mergers, acquisitions, and research and development expenses. Short-term borrowings during 1992 were under an agreement similar to the current agreement described above. At December 31, 1993, borrowings were $3,110,000 under the Line and $500,000 is outstanding under the Facility.

          (f) In December 1992, the Company repurchased SFr. 1,264,000 of its outstanding Swiss Bonds for a $466,000 Note, which bore interest at 1/2% per month, due February 24, 1993. The Note was secured by 250,000 shares of the Company's common stock. The principal amount of the Note could be reduced by the proceeds from the sale of the common stock by the Company. At December 31, 1992, the balance of the Note, reduced for the proceeds from the sale of the Company's common stock, was $183,000. The balance was repaid in February 1993.

          8. Accounts payable and accrued expenses

          Accounts payable and accrued expenses are comprised of the following (in thousands):

          December 31,                             1993       1992

          Accounts payable                       $ 10,234   $  9,824

          Payroll and related costs                 4,202      3,969
          Interest                                  1,369      1,385
          Other                                     4,451      3,814
                                                 $ 20,256   $ 18,992
          9. Long-term debt
             Long-term debt is comprised of the following (in thousands):


          December 31,                             1993       1992

          5% Convertible Bonds due 1999 (a)      $  2,300   $
          8% Swiss Bonds due 1995 (b)               4,572     20,075
          6% Convertible Swiss Bonds due 1995 (c) 5,815 9,733 5.75% Convertible Swiss Bonds
           due 1995 (c)                             2,370      4,436
          5.625% Convertible Swiss Bonds
           due 1996 (d)                             3,189      5,887
          7% Dual Currency Convertible Bonds
           due 1996 (d)                             3,926      5,118
          12% Subordinated Debentures due 1997 (e)  6,829      6,932
          Term loan with banks (Note 7(b))          8,708      2,917
          Note payable for manufacturing facility
           and equipment (i)                                   3,026
          Notes payable in connection with
           settlement of litigation (f) and (g)       951        951
          Equipment lease obligations (2)           2,198      1,582
          9.6% Industrial Revenue Bond (3) (h)                   195
          Mortgage Notes maturing 1993 (1)                       130
          Note payable (j)                                       459
                                                   40,858     61,441
          Less current maturities                   4,220      4,356
                                                 $ 36,638   $ 57,085

          (1) Secured by manufacturing and other facilities.
          (2) Secured by assets held under capital lease obligations.
          (3) Secured by equipment of ISI.

          (a) The Company commenced an Exchange Offer on July 12, 1993, for any and all of its Swiss Franc denominated 8% Bonds due March 1, 1995, 6% Convertible Bonds due March 7, 1995, 5 % Convertible Bonds due May 9, 1995, 5 % Convertible bonds due March 18, 1996 (collectively, the "Old Swiss Franc Bonds") and 7% Dual Currency Bonds due March 18, 1996 (the "Old U.S. Dollar Bonds" and collectively with the Old Swiss Franc Bonds, the "Old Bonds"). The purpose of the Exchange Offer was to reduce the Company's long-term indebtedness and related interest expense.

               The consideration offered by the Company for each SFr. 1,000 principal amount of Old Swiss Franc Bonds validly tendered and not withdrawn prior to the Expiration Date (August 19, 1993) was:
          a) 5% U.S. dollar denominated Convertible Bonds of the Company due August 31, 1999 (the "New 5% Bonds") in a principal amount of

          $130 and convertible into 30 shares of the Company's Common Stock ("Common Stock"), b) 54 shares of Common Stock, c) 26 shares of Common Stock of ISI (the "ISI Common Stock"), d) 26 shares of Common Stock of Duratek (the "Duratek Common Stock") and e) $43 in cash.

               The consideration offered by the Company for each $1,000 principal amount of Old U.S. Dollar Bonds validly tendered and not withdrawn prior to the Expiration Date was: a) New 5% Bonds in a principal amount of $200 and convertible into 46 shares of Common Stock, b) 81 shares of Common Stock, c) 39 shares of ISI Common Stock, d) 39 shares of Duratek Common Stock and e) $60 in cash.

               On the Expiration Date the Company accepted the following amounts of Old Bonds for exchange: SFr. 3,640,000 of the 6% Bonds due March 7, 1995, SFr. 1,125,000 of the 5 % Bonds due May 9, 1995, SFr. 2,765,000 of the 5 % Bonds due March 18, 1996, SFr.
          16,806,000 of the 8% Bonds due March 1, 1995 and $882,000 of the 7% Bonds due March 18, 1996. Under the terms of the Offer, which included all unpaid accrued interest thereon, the Company issued the following amounts of consideration to the exchanging bondholders a) 1,385,586 shares of Common Stock, valued at $5,582,000, b) 667,134 shares of ISI Common Stock, valued at $2,536,000, c) 667,134 shares of Duratek Common Stock, valued at $2,536,000, d) $3,340,080 principal amount of New 5% Bonds which will be convertible into 767,833 shares of the Common Stock, and
          e) $1,099,368 in cash. The Company recorded an original issue discount on the New 5% Bonds of 10%. At December 31, 1993, $2,536,000 of the New 5% Bonds were outstanding.

               As a result of the Exchange Offer, the Company realized a gain of $3,795,000 from the issuance of the ISI and Duratek Common Stock, and an extraordinary gain from the early extinguishment of debt, before income tax effect, of $1,227,000.

          (b) On December 20, 1989, in exchange for Swiss Francs (SFr.) 32,420,000 ($20,318,000) of its 6% Convertible Swiss Bonds due March 7, 1995, SFr. 26,335,000 ($16,515,000) of its 5.75%
          Convertible Swiss Bonds due May 9, 1995, and SFr. 26,685,000 ($16,734,000) of its 5.625% Convertible Swiss Bonds due March 18, 1996, (collectively, the Old Bonds), each in the principal amount of SFr. 5,000, plus all unpaid accrued interest thereon, the Company issued: (a) SFr. 51,264,000 ($32,140,000) of its 8% Swiss
          Bonds due March 1, 1995, each in the principal amount of SFr. 3,000, (the New Bonds) of which SFr. 7,401,000 are currently outstanding, (b) 17,088 Reset Warrants, each of which entitles the holder to purchase 75 shares of the Company's common stock, at a price determined by formula, exercisable until March 1, 1995, (c) 17,088 Common Stock Warrants, each of which entitles the holder to acquire without further consideration shares of the Company's common stock with a market value of SFr. 250, exercisable until March 1, 1995, and (d) SFr. 750 in cash.

          The Company recorded an original issue discount on the New Bonds of 40%, based upon exchange values estimated by the Swiss exchange agent. Expenses of the exchange offer totaled
          $2,116,000. The discount and the offering expenses, which have been deferred, are being amortized over the term of the New Bonds.

          (c) On March 7, 1985, the Company issued, pursuant to a Swiss Public Bond Issue Agreement, 6% Convertible Bonds due March 7, 1995 representing an aggregate principal amount of SFr. 60,000,000, of which SFr. 8,635,000 are currently outstanding (see (a) and (b) above). The outstanding bonds are convertible into 148,522 shares of the Company's common stock at any time prior to February 10, 1995 at a conversion price of approximately $39.15 per share based on an exchange rate of SFr 1.485 per U.S. $1.00. In addition, on May 9, 1985, the Company issued, pursuant to a second Swiss Public Bond Issue Agreement, 5.75% Convertible Bonds due May 9, 1995, representing an aggregate principal amount of SFr. 50,000,000, of which SFr. 3,520,000 are currently outstanding (see (a) and (b) above). These outstanding bonds are convertible into 75,328 shares of the Company's common stock at a conversion price of $31.47 per share based on an exchange rate of SFr 1.485 per U.S. $1.00 at any time prior to April 22, 1995. Expenses of both Swiss Public Bond Issues totaled approximately $1,793,000 and at December 31, 1993 and 1992, the unamortized balances of such expenses were $30,000 and $91,000, respectively.

          (d) On March 18, 1986, the Company issued, pursuant to a third Swiss Public Bond Issue Agreement, 5.625% Convertible Bonds payable in 1996, representing an aggregate principal amount of SFr. 50,000,000, of which SFr. 4,735,000 are currently outstanding (see (a) and (b) above). Additionally, the Company issued 7% Dual Currency Convertible Bonds, payable in 1996, representing an aggregate principal amount of SFr. 25,000,000, but payable at maturity at the fixed amount of $15,000,000. The outstanding Bonds are convertible into 218,800 shares of the Company's common stock at any time prior to March 8, 1996 at a conversion price of $34.71 per share based on an exchange rate of SFr 1.485 per U.S. $1.00. Under certain circumstances, the Company may redeem all of the Bonds (but not a part only) at a redemption price equal to par value. Expenses related to the issuance of the Bonds totaled approximately $1,660,000 and at December 31, 1993 and 1992, the unamortized balances of such expenses were $61,000 and $132,000, respectively. The Dual Currency Bonds were issued as part of the Company's overall financing strategy, without any intent to either speculate in foreign exchange or to hedge any existing foreign currency exposure. It is the Company's policy to record periodic interest expense on the Dual Currency Bonds at the then current exchange rate. At December 31, 1993 and 1992, based on year end exchange rates, the effective rates of interest would be approximately 8%. At December 31, 1993, the effective rate of interest of approximately 8% would result in an additional $33,000 of interest expense per year, through March 1996.

          On August 10, 1990, the Company completed an Exchange Offer pursuant to which it received $4,659,000 of its 7% Dual Currency Convertible Bonds due March 18, 1996 (Bonds). In exchange, the Company issued 540,444 shares of its Common Stock and warrants to purchase 465,900 shares of the Common Stock, par value $.01 per share, of ISI, currently the Company's 36% owned affiliate, exercisable at a price of $6.88 per share until August 16, 1992. The Exchange Offer was completed on August 10, 1990 and the Company recorded an extraordinary gain of $1,477,000 on the early extinguishment of the Bonds. During February 1992, ISI called the warrants, resulting in net proceeds to ISI of $2,956,000 from the issuance of 432,600 shares of ISI common stock upon exercise of the warrants.

          In addition to the bonds exchanged (see (a) and (b) above), during 1993, 1992 and 1991 the Company repurchased a portion of each of the Swiss Public Bond Issues as well as Dual Currency Convertible Bonds. Extraordinary gains from the early extinguishment of the Bonds in all such transactions amounted to $1,819,000 (net of income taxes), $1,662,000 and $2,037,000, respectively.

          (e) During the third quarter of 1987, the Company issued $12,500,000 of Subordinated Debentures (Debentures) which mature in 1997. Each $100 principal amount Debenture was sold with warrants to purchase four shares of the Company's common stock at a price of $18.50 per share. Expenses of the offering amounted to approximately $1,908,000 and as of December 31, 1993 and 1992, the unamortized balances of such expenses were $432,000 and $550,000. In connection with the terms of the Debentures, the Company is subject to certain covenants which limit the amount that may be used for the payment of dividends and for the purchase of the Company's outstanding equity securities (common or Class B). In September 1990, under the terms of an Indenture, the Debentures became exchangeable for the Company's Common Stock, for the remaining term of the Debentures, at a price of approximately $5.00 per share. In 1993 and 1992, $82,000 and $179,000, respectively, of Debentures were converted into 16,579 and 35,933 shares, respectively, of the Company's Common Stock. At December 31, 1993, the Debentures are convertible into approximately 1,374,000 shares of the Company's Common Stock.

          (f) In March 1987, the Company and Ryder International
          Corporation (Ryder) agreed to a settlement of litigation relating to the Company's CaridexR system. Under the terms of the settlement agreement, the Company agreed to pay Ryder (i) $1,000,000 in cash; (ii) $2,000,000 in common stock of the

          Company (133,333 shares, valued at $2,000,000 were issued from treasury stock during 1987, and subsequently repurchased for $2,000,000 during 1988); and (iii) $300,000 per year (in cash or common stock of the Company) for a ten year period commencing January 15, 1988, the present value of which is discounted at 10%, and included in long-term debt.

          (g) In May 1987, the Company and George K. Burke, Sr. and Concetta J. Burke (the Burkes) settled a lawsuit asserting various claims for relief against the Company with respect to several agreements concerning the marketing and development of the EPICR system of intravenous devices, which the Company had discontinued in December 1983. As a result of the settlement the Burkes received $500,000 in cash upon execution of the settlement agreement and received $250,000 a year (in cash or common stock of the Company) for a five year period commencing in May 1988.
          In 1987, the Company recorded an additional loss from this discontinued operation totaling $1,500,000, representing the present value of the amounts due the Burkes plus the costs relating to the litigation and settlement. The final payment was made in the common stock of the Company in 1992.

          (h) During May 1983, ISI, a currently 36% controlled affiliate of the Company, completed the sale of a 9.6% $1,450,000 Industrial Revenue Bond to the New Jersey Economic Development Authority. The net proceeds were used to pay for laboratory construction and equipment. The terms of the bond indenture call for annual principal installments of $195,000 through 1993.

          (i) In March 1990, ISI borrowed $4,200,000 from a subsidiary of a bank at an effective interest rate of 12.4% principally for the expansion of its manufacturing facility. The loan calls for monthly payments of $41,500 for months 1 to 24, which is comprised of interest only, and $139,500 (principal and interest) for months 25 to 60. The loan is secured by certain equipment of ISI and is guaranteed by the Company.

          (j) In December 1991, ISI issued a $459,000 note to Purdue Pharma L.P., an affiliate of The Purdue Frederick Company, its marketing partner. The note bears interest at 7.5% per annum, and required payment of interest and principal on December 31, 1993, which was subsequently extended to April 27, 1994. As a result of the Exchange Offer (See (a)), ISI is currently accounted for on the equity basis.

          Aggregate annual maturities of long-term debt outstanding at December 31, 1993 for each of the next five years are as follows (in thousands):

                    1994                     $  4,220
                    1995                       17,052
                    1996                       10,007

                                          54














                    1997                        7,235
                    1998                           44

          10. Investment in finance subsidiaries

          GPS Technologies, Inc. is a high technology service company that assists industry and the Navy in maximizing the effectiveness of their equipment and facilities through the rigorous training of technical personnel and the development and implementation of operational procedures and maintenance programs. GPS conducts certain of its services using power plant training simulators, the majority of which are owned by its clients. However, at December 31, 1993, two simulators are owned by wholly owned subsidiaries of GPS.

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

          Under the agreements, the utilities have options to purchase the simulators and other training equipment at the end of the loan terms.

          Non-recourse long-term debt relating to the simulators consists of the following (in thousands):

          December 31,                 1993            1992

          Notes payable to bank (1)  $ 3,109        $ 5,820
          Less current maturities      2,530          2,711
          Long-term debt             $   579        $ 3,109

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

          Aggregate annual maturities of the non-recourse notes payable at December 31, 1993 for each of the succeeding years are as follows (in thousands):

                             1994          $ 2,530
                             1995              579

          Summarized combined financial information of the finance subsidiaries is as follows (in thousands):

          December 31,                        1993        1992

          Balance Sheet Data
          Assets
          Investments in financed assets    $ 2,797     $ 5,507
          Other assets                          413         439
          Total assets                      $ 3,210     $ 5,946
          Liabilities and stockholders'
           equity
          Non-recourse notes payable        $ 3,109     $ 5,820
          Other liabilities                                  27
          Stockholders' equity                  101          99
          Total liabilities and
           stockholders' equity             $ 3,210     $ 5,946

          11. Common stock issued subject to repurchase obligation

          During the fourth quarter of 1993, the Company entered into several privately negotiated agreements (the Agreements), pursuant to which it reacquired previously outstanding Swiss Bonds in exchange for newly issued common stock. In addition to common stock, the Company issued to the exchanging bondholder in each transaction a non-negotiable, non interest bearing promissory note (the Note) in a principal amount equal to the market value of the common stock issued in the exchange. The recipient in each transaction obtained the rights, exercisable within approximately a one year period from the date of the Agreement, to sell, retain, or return to the Company the common stock received, in whole or in part. Net proceeds of any sales of common stock by the recipient during the period reduces the amount due under the Note, and sales of common stock for net proceeds equal to or in excess of the principal amount of the

          Note would cause the Note to be deemed as paid in full. Any excess proceeds of sale of the stock over the principal amount of the Note are retained by the stockholder.

          The Company has accounted for the issuance of the common stock as permanent equity to the extent of the proceeds of subsequent sales of stock by the recipients, and as temporary equity for the balance of the market value of the common stock issued. The Notes serve as a guarantee of the amounts which may be refundable to the recipients of the common stock under the Agreement. The Company's maximum repurchase or refund obligation under these Agreements as of December 31, 1993 aggregated $4,242,000.

          12. Treasury stock transactions

          Treasury stock was issued as follows in 1992 and 1991:

                                                 Number of Shares
                                               1992          1991

          In settlement of litigation
           (see Note 9(f) and (g))                         205,245
          Investment banking fees                           78,348
          Interest due on note payable                     225,763
          Note payable                                      93,788
          Purchase stock of subsidiary                      19,608
          Employee bonuses                                   2,250
          Repurchase 8% Swiss Bonds           97,772        69,142
          ISI funding agreement                             50,000
          In payment of interest due
           on 8% Swiss Bonds                               200,000
          Consulting fees                      5,000        73,335
          Other                                            136,142
                                             102,772     1,153,621

          There were no issuances of treasury stock in 1993.

          13. Disposal of business

               On April 8, 1991, the Company transferred substantially all the assets of its National Patent Medical Division to a new partnership, National Patent Medical Partnership, L.P. (NPM). In return, the Company received a 49% interest in the partnership, $7,200,000 in cash and a $1,800,000 note at the prime rate of interest plus 1/2%. The note is due in two equal installments in 1996 and 1997. In addition, the new partnership repaid $4,000,000 of short-term borrowings attributable to the National Patent Medical Division. The Company did not recognize any gain or loss as a result of this transaction. NPM is involved in the manufacturing and distribution of first-aid products, surgical dressings and other disposable hospital products. The financial position and results of operations of NPM are included in the consolidated accounts of the Company for all periods presented through April 8, 1991, the date that the Company's ownership of NPM fell below 50%. Since then, the accounts of NPM have not been consolidated with those of the Company. NPM's net sales and operating loss through April 8, 1991 were $11,129,000 and $(81,000), respectively. In November 1992, NPM Healthcare Products, Inc. (NPMH), a successor to NPM, completed an initial public offering. As a result of the public offering, the Company received approximately $4,500,000 in net proceeds, which approximated the carrying value of the shares sold.

          The Company has accounted for its investment in NPMH on the equity basis for the period from April 9, 1991, when its equity in NPMH fell below 50%, to December 31, 1991, and for the period from January 1, 1992 to October 1992, when its equity fell to approximately 14% as a result of the public offering. The Company's share in the net income (loss) of NPMH for the periods ended December 31, 1991 and October 31, 1992, amounted to $(805,000) and $35,000, respectively, after amortization of the underlying goodwill. At December 31, 1993, the Company's investment in NPMH was $3,914,000. In 1994, NPMH changed its name to American White Cross, Inc.

          14. Employee benefit plans

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

          In the event that the accrued vested benefit exceeds the $7,500 payable limit as outlined in the Plan, payment will be deferred until a terminated vested participant reaches age 65 or elects early retirement at an earlier date, at age 60 or later. The pension expense amounted to $377,000, $23,000 and $552,000, for 1993, 1992 and 1991, respectively.

          The following table sets forth the funded status of the plan and the amount recognized in the Company's Consolidated Balance Sheets (in thousands):

          December 31,                           1993     1992    1991


          Actuarial present value of benefit
           plan obligations:
          Accumulated benefit obligation (including
           vested benefits of $4,838,
           $3,976 and $3,967)                 $ (4,917)$ (3,976) $(3,967)
          Projected benefit obligation for
           service rendered to date           $ (4,917)$ (3,976) $(3,967)
          Plan assets at fair value              3,528    3,120    2,659
          Projected benefit obligation in
           excess of plan assets                (1,389)    (856)  (1,308)
          Unrecognized net loss from past
           experience different
           from that assumed                       339
          Accrued pension cost included in accounts
           payable and accrued expenses in the
           consolidated balance sheets         $(1,050) $  (856) $(1,308)
          The net periodic pension expense
           is as follows:
          Service cost-benefits earned         $        $        $   346
          Interest cost on projected benefit
           obligations                             341      340      360
          Actual return on plan assets            (414)    (317)    (209)
          Net amortization and deferral
           and other                               450                55
          Net periodic pension expense         $   377  $    23  $   552

          The Company's assumptions used as of December 31, 1993, 1992, and 1991 in determining the pension cost and pension cost liability shown above were as follows:
                                                       Percent
                                               1993      1992     1991
          Discount rate                       7.5         8.5      8.5

          Long-term rate of return
           on assets                         10.0        10.0     10.0


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

          The Savings Plan permits pre-tax contributions to the Savings Plan by participants pursuant to Section 401(K) of the Internal Revenue Code of 2% to 6% of base compensation. The Company matches 40% of the participants' eligible contributions based on a formula set forth in the Savings Plan. Participants are fully vested in their contributions and may withdraw such contributions at time of employment termination, or at age 59 or earlier in the event of financial hardship. Amounts otherwise are paid at retirement or in the event of death or disability. Employer contributions vest at a rate of 20% per year.

          The Savings Plan is administered by a trustee appointed by the Board of Directors of the Company and all contributions are held by the trustee and invested at the participants' direction in various mutual funds. The expense associated with the Savings Plan was $236,000 and $214,000 in 1993 and 1992, respectively. During the first quarter of 1993, the Company adopted Statement of Financial Accounting Standard No. 106 (SFAS No. 106), "Employers' Accounting for Post Retirement Benefits Other Than Pensions". This statement requires that the expected cost of post retirement benefits be fully accrued by the first date of full benefit eligibility, rather then expensing the benefit when payment is made. As the Company generally does not provide post retirement benefits, other than pension, the new statement did not have any material effect on the Company's financial condition or results of operations.

          15. Income taxes

          The components of pretax income (loss) are as follows (in
          thousands):
          Years ended December 31,           1993      1992     1991

          Continuing operations            $(8,371) $(13,178) $  1,157
          Extraordinary gain                 2,862     1,662     2,037
                                           $(5,509) $(11,516) $  3,194

          The components of income tax benefit (expense) from continuing operations are as follows (in thousands):
          Years ended December 31,           1993      1992      1991

          Current
           State and local,net             $  (398)   $ (427)  $  (549)
           Federal tax benefit                 973
                                           $   575    $ (427)  $  (549)

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

          In 1993, the Company recorded an income tax benefit of $1,043,000, of which $973,000 relates to Federal income taxes, in continuing operations as a result of the income tax expense allocated to the extraordinary gain recognized on the early extinguishment of debt under the provisions of FASB No. 109.

          As of December 31, 1993, the Company has approximately
          $22,520,000 of consolidated net operating loss carryovers for Federal income tax return purposes, which expire beginning in the years 2002 through 2008. In addition, the Company has approximately $2,784,000 of available credit carryovers.

          Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). This statement requires that deferred income taxes be recorded following the liability method of accounting and adjusted periodically when income tax rates change. Adoption of the new Statement did not have a material effect on the Company's financial condition or results of operations since the Company does not carry any deferred tax accounts on its balance sheet.

          A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on the Company's recent history of annual net losses, that a full valuation allowance is appropriate.

          The Company has, as of December 31, 1993, deferred tax assets of approximately $19,267,000, deferred tax liabilities of approximately $5,909,000 and a valuation allowance of approximately $13,358,000.

          These deferred tax assets and liabilities relate to the following as of December 31, 1993 (in thousands):

          Deferred tax assets
          Accounts receivable, principally due
           to allowance for doubtful accounts            $   618
          Investment in partially owned companies          6,492
          Inventory                                           55
          Lawsuit settlements                                468
          Accrued expenses                                    67
          Net operating loss carryforwards                 8,783
          Investment tax credit carryforwards              2,784

          Deferred tax liabilities                        19,267

          Property and equipment, principally due to
           differences in depreciation                             1,885
          Unamortized debt discount                                1,224
          Unrealized exchange gain                                 2,383
          State taxes                                                417
                                                                   5,909
          Net deferred tax assets                                 13,358
          Less valuation allowance                               (13,358)
          Net deferred taxes                                    $


          16. Stock options, warrants and other shares reserved

          Under the Company's non-qualified stock option plan, employees and certain other parties may be granted options to purchase shares of common stock. The options may be granted at a price not less than 85% of the fair market value of the common stock on the date of grant and are exercisable over periods not exceeding ten years from the date of grant. Shares of common stock are also reserved for issuance pursuant to other agreements, as described below. Changes in options and warrants outstanding during 1991, 1992, and 1993, options and warrants exercisable and shares reserved for issuance at December 31, 1991, 1992, and 1993 are as follows:

                                     Common Stock      Class B Capital Stock
          Options and warrants  Price Range    Number  Price Range    Number
          outstanding            per share   of Shares  Per Share    of shares
          December 31, 1990  2.25 -  18.50   5,609,334    2.25       1,550,000
          Granted            3.75 -   5.625     90,000
          Exercised          2.25 -   3.75    (247,700)
          Terminated         2.25 -  15.00    (232,750)
          December 31, 1991  2.25 -  18.50   5,218,885    2.25       1,550,000
          Granted            2.25 -   2.75     32,500
          Exercised          2.25            (128,930)
          Terminated         2.25 -18.50     (540,850)
          December 31, 1992  2.25 - 6.00    4,581,604     2.25       1,550,000
          Granted            2.875- 4.125      18,000
          Exercised          2.25 - 5.15     (175,125)
          Terminated         2.25 - 5.625     (47,040)
          December 31, 1993  2.25 - 6.00    4,377,439     2.25       1,550,000
          Options and warrants
           exercisable
          December 31, 1991  2.25 -18.50    4,853,464     2.25       1,550,000
          December 31, 1992  2.25 - 6.00    4,458,864     2.25       1,550,000
          December 31, 1993  2.25 - 6.00    4,317,679     2.25       1,550,000
          Shares reserved for
           issuance
          December 1991                    11,258,647                1,550,000
          December 1992                    10,583,723                1,550,000
          December 1993                    11,387,458                1,550,000


          At December 31, 1993, 1992, and 1991, options outstanding included 2,017,334 shares for two officers who are principal shareholders of the Company. In December 1992, the exercisable period of 200,000 options previously granted in December 1987, was extended to December 1997.

          Class B capital stock aggregating 1,550,000 shares at December 31, 1993, 1992, and 1991 were reserved for issuance to these same two officers.

          The holders of common stock are entitled to one vote per share and the holders of Class B capital stock are entitled to ten votes per share on all matters without distinction between classes, except when approval of a majority of each class is required by statute. The Class B capital stock is convertible at any time, at the option of the holders of such stock, into shares of common stock on a share-for-share basis. Common shares reserved for issuance at December 31, 1993, 1992, and 1991 include 1,800,000 shares in connection with Class B shares.

          At December 31, 1993, 1992, and 1991, shares reserved for issuance were primarily related to shares reserved for options, warrants and the conversion of long-term debt.

          17. Business segments

          The operations of the Company consist of the following business segments:

          Physical Science Group - products and services for the power industry, as well as for governmental agencies and industry in general; Distribution Group - wholesale distribution of home decorating, hardware and finishing products; Health Care Group - interferon research and production; Optical Plastics Group - the manufacture and distribution of coated and molded plastic products; Electronics Group - electronic manufacturing and assembly.

          As a result of the Exchange Offer, (See Note 9(a)), ISI is currently accounted for on the equity basis. Therefore, its operating activities are reflected in the Health Care Group only through the completion of the Exchange Offer (See Note 4).

          The following tables set forth the revenues and operating results (in thousands) attributable to each line of business and include a reconciliation of the groups' revenues to consolidated revenues and operating results to consolidated income (loss) from operations before income taxes and extraordinary items for the periods presented.

          Years ended December 31,      1993       1992       1991


          Revenues

          Physical Science             $103,152   $109,966   $163,922
          Distribution                   74,974     69,121     65,624
          Health Care                     1,533      4,762     14,909
          Optical Plastics                7,952      8,015      9,573
          Electronics                     3,815      5,481      7,271
          Other                             989        851        461
                                        192,415    198,196    261,760
          Investment and other
           income, net                      626      3,790        (37)
          Total revenues               $193,041   $201,986   $261,723

          Operating results
          Physical Science             $    500   $  2,410   $  5,346
          Distribution                    1,948      2,877      2,852
          Health Care                    (4,431)    (6,583)    (5,690)
          Optical Plastics                1,378      1,565      1,855
          Electronics                      (821)    (1,849)      (707)
          Other                            (587)       (99)      (463)
          Total operating profit (loss)  (2,013)    (1,679)     3,193
          Interest expense               (8,325)   (11,044)   (15,579)
          Indirect administrative expenses,
           net of gains or losses from
           dispositions of investments,
           minority interests, foreign
           currency exchange gains
           or losses, and other revenue   1,967       (455)    13,543
          Income (loss) from operations
           before income taxes and
           extraordinary item          $ (8,371) $ (13,178) $   1,157

          Operating profits represent gross revenues less operating expenses. In computing operating profits, none of the following items have been added or deducted; general corporate expenses, foreign currency transaction gains and losses, investment income and interest expense.

          For the years ended December 31, 1993, 1992 and 1991, sales to the United States government and its agencies represented approximately 17%, 18% and 9%, respectively, of sales.

          Additional information relating to the Company's business segments is as follows (in thousands):

          December 31,                    1993       1992       1991

          Identifiable assets
          Physical Science             $ 74,551  $  79,271   $ 92,959
          Distribution                   34,255     32,584     29,306
          Health Care                               21,486     37,407
          Optical Plastics                7,129      7,051      6,714

          Electronics                     6,001      6,858      7,364
          Corporate and other            44,121     45,399     40,291
                                       $166,057   $192,649   $214,041

          Years ended December 31,        1993       1992       1991

          Additions to property,
           plant, and equipment, net
          Physical Science             $  1,360   $  1,490   $    705
          Distribution                      557        723        338
          Health Care                                  241        441
          Optical Plastics                   41        887        588
          Electronics                        30         20        (22)
          Corporate and other                89         38         29
                                       $  2,077   $  3,399   $  2,079

          Years ended December 31,        1993       1992       1991

          Depreciation and amortization
          Physical Science             $  2,193  $   2,299   $  2,940
          Distribution                      710        718        688
          Health Care                       552      1,048      1,248
          Optical Plastics                  876        578        660
          Electronics                       165        165        357
          Corporate and other               800      1,299      2,649
                                        $ 5,296  $   6,107   $  8,542

          Identifiable assets by industry segment are those assets that are used in the Company's operations in each segment. Corporate and other assets are principally cash and cash equivalents, marketable securities and un-allocated intangibles.

          18. Fair value of financial instruments

          The carrying value of financial instruments including cash, short-term investments, accounts receivable,restricted cash, accounts payable and short-term borrowings approximate estimated market values because of short maturities and interest rates that approximate current rates.

          The carrying values of investments, other than those accounted for on the equity basis, approximate fair values based upon quoted market prices. The investments for which there is no quoted market price are not significant.

          The estimated fair value for the Company's major long-term debt components are as follows (in thousands):

                                 December 31, 1993         December 31, 1992
                                 Carrying Estimated        Carrying Estimated
                                 amount fair value         amount fair value


          Swiss Bonds             $15,946  $12,429       $40,131   $15,048
          5% Convertible Bonds      2,300    2,231
          7% Dual Currency
           Convertible Bonds        3,926    1,743         5,118     1,459
          12% Subordinated
           Debentures               6,829    5,805         6,932     4,159
          Other long-term debt     11,857   11,857         9,260     9,260

          Limitations. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

          19. Commitments and contingencies

          The Company has several noncancellable leases which cover real property, machinery and equipment and certain manufacturing facilities. Such leases expire at various dates with, in some cases, options to extend their terms.

          Minimum rentals under long-term operating leases are as follows (in thousands):
                                         Real     Machinery &
                                        property   equipment    Total
          1994                           $ 5,191      $ 1,536   $ 6,727
          1995                             4,188          737     4,925
          1996                             2,083          336     2,419
          1997                             1,462          131     1,593
          1998                             1,252           26     1,278
          After 1998                       5,203           12     5,215
          Total                          $19,379      $ 2,778   $22,157

          Several of the leases contain provisions for rent escalation based primarily on increases in real estate taxes and operating costs incurred by the lessor. Rent expense for real and personal property was approximately $7,792,000, $7,806,000 and $4,691,000 for 1993, 1992 and 1991, respectively.

          In February 1986, Duratek completed its initial public offering of common stock. In connection with Duratek's public offering, the Company issued to certain officers of Duratek and the Company 358,609 options for the purchase of Duratek common stock owned by the Company at a price equal to the greater of (a) $1.75 per share or (b) the net book value per share of Duratek's common stock as of the end of the most recently completed fiscal quarter which ends not less than 60 days before the date of exercise of such option. In 1991, an additional 270,000 options for the purchase of Duratek common stock owned by the Company at a price of $1.90 per share were issued to certain employees and officers of the Company. Through December 31, 1993, 28,600 options under the plan were exercised, 57,500 were cancelled, and at December 31, 1993, 369,750 options are currently exercisable. At December 31, 1993, the Company owned approximately 66% of Duratek.

          The Company is party to several lawsuits and claims incidental to its business, including claims regarding environmental matters, one of which is in the early stages of investigation. It is not possible at the present time to estimate the ultimate legal and financial liability, if any, of the Company in respect to such litigation and claims; however, management believes that the ultimate liability, if any, will not have a material adverse effect on the Company's Consolidated Financial Statements.

          20.  Subsequent event

          On January 13, 1994, GP signed a Letter of Intent with GPS and the Company to acquire substantially all of the operating assets of GPS and certain of its subsidiaries. The Company currently owns approximately 92% of the outstanding common stock of GPS and approximately 28% of the outstanding common stock of GP. On March 28, 1994, the Board of Directors of both GP and GPS approved the transaction. The parties are currently negotiating the terms of a definitive agreement and the transaction is anticipated to close as soon as practicable in the second half of 1994, if all necessary approvals are obtained and conditions satisfied.

          The purchase price has a current present value of approximately $36 million based on current market prices. The purchase price will be payable to GPS as follows: $10 million cash; 3.5 million shares of GP common stock valued at approximately $13,500,000 (based upon the price per share of GP common stock prior to the announcement of the transaction which was $3.875); warrants to acquire 1,000,000 shares of GP common stock at $6.00 per share valued at approximately $1,300,000; warrants to acquire up to 475,644 additional shares of GP common stock at $7 per share valued at approximately $500,000; a $15 million ten-year senior subordinated debenture valued at approximately $10,700,000, accruing interest at 6% per annum, interest payable only for the first five years, with 70% of principal payable in equal quarterly installments during the remaining five years until maturity.

          Portions of the cash and stock consideration of the purchase price will be (a) used to repay outstanding bank debt of $5,650,000 (as of December 31, 1993) and long-term debt of GPS of $8,809,000 (as of December 31, 1993) to be repaid to the Company. In addition, $1.5 million of Debentures are held in escrow for the benefit of GP in connection with certain indemnification obligations.

          The transaction is contingent upon the occurrence of certain events, including, without limitation, approval of the transaction by the stockholders of both GPS and GP.

          The Company anticipates that if the aforementioned transaction is consummated, it will own approximately 52% of the outstanding common stock of GP, and if the Company were to exercise all of its warrants, it will own approximately 58% of the outstanding common stock of GP.

          The Company will account for this transaction as a purchase of GP. The Company believes that any gain or loss to be recognized on this transaction would not be significant, since the transaction (based upon the currently contemplated assets to be sold), if consummated, is expected to be consummated at or near the carrying value of the underlying assets.

          Although an agreement in principle has been reached, there can be no assurance that a definitive agreement will be successfully negotiated and signed, or that the transaction will close as anticipated.


































      National Patent                                   Supplementary Data
     Development Corporation
     and Subsidiaries


     SELECTED QUARTERLY FINANCIAL DATA
     (unaudited)             (in thousands, except per share data)
                                    Three Months Ended


                           March 31,June 30, Sept. 30,Dec. 31,March 31,June 30, Sept. 30,Dec. 31,
                             1993    1993      1993    1993     1992    1992      1992     1992



     Sales                  $44,964 $55,114   $47,250 $42,355  $45,759 $51,594   $52,554  $45,858
     Gross margin             6,193   8,960     7,601   4,765    6,562   9,297     8,664    5,249
     Income (loss) before
      extraordinary item *   (2,904) (1,988)     (581) (2,323)     384  (5,674)   (7,284)  (1,031)
     Net income (loss)       (2,778) (1,887)      348  (1,660)   1,321  (5,228)   (7,284)    (752)

     Earnings (loss) per share:

     Before extraordinary
      item *                   (.18)   (.12)     (.03)                                                          (.12)     .02    (.3
     Net income (loss)         (.17)   (.11)      .02    (.09)     .07    (.33)     (.46)    (.05)


        *     Reclassified in 1993 to conform with Statement of Financial Accounting Standards
              No. 109, "Accounting for Income Taxes" presentation.










          Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

               There have been no Reports on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting a disagreement on any matter of accounting principle or financial statement disclosure.

                                       PART III

          Item 10.  Directors and Executive Officers of the Registrant

               Information with respect to the directors of NPDC is incorporated herein by reference to NPDC's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this Report.

          Item 11.  Executive Compensation

               Information with respect to Executive Compensation is incorporated herein by reference to NPDC's definitive proxy statement pursuant to Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this report.

          Item 12.  Security Ownership of Certain Beneficial Owners and
                    Management

               Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference to NPDC's definitive proxy statement pursuant to Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report.

          Item 13.  Certain Relationships and Related Transactions

               Information with respect to Certain relationships and related transactions is incorporated herein by reference to NPDC's definitive proxy statement pursuant to Regulation 14A, which statement will be filed not later than 120 days after the end of the fiscal year covered by this Report.










                                       PART IV

          Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                                     Page
          (a)(1)   The following financial statements are included
                   in Part II,
                   Item 8. Financial Statements and Supplementary
                   Data:
                   Independent Auditors' Report                        31

                   Financial Statements:

                   Consolidated Balance Sheets - December 31,
                   1993 and 1992                                       32

                   Consolidated Statements of Operations -
                   Years ended December 31, 1993, 1992 and 1991        34

                   Consolidated Statements of Changes in
                   Stockholders' Equity - Years ended
                   December 31, 1993, 1992 and 1991                    35

                   Consolidated Statements of Cash Flows -
                   Years ended December 31, 1993, 1992 and 1991        37

                   Notes to Consolidated Financial
                   Statements                                          40

          (a)(2)   Financial Statement Schedules.*

          (a)(3)   Exhibit - Consent of Independent Auditors.

          (b) There were no Reports on Form 8-K filed by the Registrant during the last quarter of the period covered by this report.




          *To be filed by Amendment.











                                      SIGNATURES

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

                                 NATIONAL PATENT DEVELOPMENT
                                 CORPORATION


                                      BY:    /s/ Jerome I. Feldman
                                             Jerome I. Feldman, President
                                             and Chief Executive Officer

          Dated:  March 30, 1994

                   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                Title


          /s/Jerome I. Feldman     President and Chief Executive
             Jerome I. Feldman     Officer and Director (Principal
                                   Executive Officer)

          /s/Martin M. Pollak      Executive Vice President,Treasurer
             Martin M. Pollak      and Director

          /s/Scott N. Greenberg    Vice President, Chief Financial
             Scott N. Greenberg    a Director (Principal Financial and
                                   Accounting Officer)

          /s/Ogden R. Reid         Director
             Ogden R. Reid

          /s/Roald Hoffmann, Ph.D. Director
             Roald Hoffmann, Ph.D.

          /s/Paul A. Gould         Director
             Paul A. Gould

          Dated:  March 30, 1994







                                 INDEX TO EXHIBITS


                    The following is a list of all exhibits filed as part of this Report.


                                                            SEQUENTIAL
          EXHIBIT NO.              DOCUMENT                 PAGE NO.

          3.1 Certificate of Amendment of Restated Certificate of Incorporation of the Registrant filed on July 2, 1984. Incorporated by reference to Exhibit
                         3.1 of the Registrant's Form 10-K for
                         the year ended December 31, 1984.

          3.2 Amendment to the Restated Certificate of Incorporation dated June 30, 1987. Incorporated by reference to Exhibit
                         3.2 of the Registrants Annual Report
                         on Form 10-K for the year ended
                         December 31, 1987.

          3.3            Amended By-Laws of the Registrant.
                         Incorporated by reference to Exhibit
                         3.3 of the Registrants Annual Report
                         on Form 10-K for the year ended
                         December 31, 1986.

          10.1           1973 Non-Qualified Stock Option Plan of
                         the Registrant, as amended. Incorporated herein by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

          10.2 Swiss Public Bond Issue Agreement dated as of February 8, 1985 between the Regis-trant and a consortium of Swiss banks. Incorporated by reference to the Regis-srant's Form 8-K filed on March 8, 1985.

          10.3 Swiss Public Bond Issue Agreement dated as of May 9, 1985, between the Registrant and a consortium of Swiss banks. Incor-porated herein by reference to Exhibit
                         10.37 of the Registrant's Form 10-K for
                         the year ended December 31, 1985.

          10.4 Swiss Public Bond Issue Agreement dated as of February 28, 1986, between the Registrant and a consortium of Swiss Banks. Incorporated herein by reference to Exhibit 10.38 of the Registrant's Form














                         10-K for the year ended December 31,
                         1985.

          10.5 Registrant's 401(k) Savings Plan, dated January 29, 1992, effective March 1, 1992. Incorporated herein by reference to Exhibit 10.12 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.

          10.6 $25,000,000 Secured Revolving Credit and Term Loan Agreement by and among Five Star Group, Inc., National Westminster Bank, USA, United Jersey Bank/Central, N.A., and National Westminster Bank, N.J., as agent, dated April 29, 1993. Incorporated herein by reference to the Registrants Form 8-K dated July 12, 1993.

          10.7           $6,000,000 Secured Revolving Credit and
                         Term Loan Agreement by and among MXL
                         Industries, Inc., National Westminster Bank,
                         USA, United Jersey Bank/Central, N.A., and
                         National Westminster Bank, N.J., as agent, dated April 29, 1993. Incorporated herein by reference to the Registrants Form 8-K dated July 12, 1993.

          10.8 Schedule 13E-4 dated July 12, 1993. Incor-porated herein by reference to Exhibit 4.2 of the Registrant's Registration Statement on Form S-3 No. (33-66634) filed on
                         July 28, 1993.

          10.9           Amendment No. 1 to Schedule 13E-4 dated August
                         12, 1993.  Incorporated herein by reference to
                         Exhibit 4.4 of Amendment No. 1 to the Registrant's Registration Statement on Form S-3 No. (33-66634) filed on September 9, 1993.

          10.10 Amendment No. 2 to Schedule 13E-4 dated September 1, 1993. Incorporated herein by reference to
                         Exhibit 4.5 of Amendment No. 1 to the Registrant's Registration Statement on Form S-3 No. (33-
                         66634) filed on September 9, 1993.

          13             Not Applicable

          18             Not Applicable

          19             Not Applicable

          22             Subsidiaries of the Registrant*















          23             Not Applicable

          24             Consent of Independent Auditors*

          27             Not Applicable

          28             Not Applicable



          * Filed herewith.