Form 10-K/A
period 1993-12-31
NATIONAL PATENT DEVELOPMENT CORP
filed 1994-04-29
CIK 70415

FORM 10-K/A
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

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

          Registrant's telephone number, including area code: (212) 826-8500

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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

          As of March 15, 1994, the aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $.01 per share, held by non- affiliates was approximately $87,454,237 based on the closing price of the Common Stock on the American Stock Exchange on March 15, 1994. None of the Class B Capital Stock, par value $.01 per share, was held by non-














          affiliates.

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

















































               Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K is hereby amended in its entirely as follows:

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

           (a)(2)  Financial Statement Schedules.

                   Schedule II - Amounts receivable from related
                   parties and underwriters, promoters and
                   employees other than related parties              i

                   Schedule III - Condensed financial
                   information of registrant                         ii

                   Schedule VIII - Valuation and qualifying
                   accounts                                          x

                   Schedule IX - Short-term borrowings               xi

                   Schedule X - Supplementary income statement
                   information                                       xii

                   Independent Auditors' Report                      xiii

           (a)(3)  Exhibit - Consent of Independent Auditors.


                                          71














           (b) There were no Reports on Form 8-K filed by the Registrant during the last quarter of the period covered by this report.


















































                                          72














               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                     SCHEDULE II


              AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
                  PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES



          Name of Debtor

                             Balance at Additions  Deductions  Balance at
                              Beginning   Amounts   Amounts    End of Year
                              of Year     Loaned  Collected    Not Current


          Year ended December 31, 1993:

          Lawrence M. Gordon   $200,000  $   -      $200,0002     $   -


          Year ended December 31, 1992:

          Lawrence M. Gordon   $    -    $500,000    $300,000    $200,0001



          (1) The above represents a note receivable due on July 9, 1997. Interest at 6% per annum is payable quarterly.

          (2) The above is a note receivable recorded on the balance sheet of Interferon Sciences, Inc. (ISI). As a result of the Company's interest in ISI falling below 50% in 1993, ISI is accounted for on the equity method, and accordingly the balance of $150,000 at December 31, 1993 is not included in the Company's financial statements. During 1993, $50,000 of the note receivable was repaid by the borrower.

                       NATIONAL PATENT DEVELOPMENT CORPORATION

                                     SCHEDULE III

                    CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                               CONDENSED BALANCE SHEET

                                    (in thousands)





           ASSETS

          Current assets                                    December 31,
                                                            1993      1992
          Cash and cash equivalents                    $  9,058  $ 12,524
          Restricted cash                                             270
          Accounts and other receivables                  2,768     2,741
          Inventories                                     2,877     2,948
          Prepaid expenses and other current assets         471       519

          Total current assets                           15,174    19,002

          Investments in subsidiaries                   164,122   162,769

          Other investments and advances                 14,807    23,003

          Property, plant and equipment, at cost          4,655     4,633
          Less accumulated depreciation                  (4,423)   (4,179)
                                                            232       454

          Intangible assets, net of amortization            915     2,350

          Other assets                                       76       237
                                                       $195,326  $207,815




            See accompanying notes to the condensed financial statements.

                       NATIONAL PATENT DEVELOPMENT CORPORATION

                               SCHEDULE III (Continued)

                         CONDENSED BALANCE SHEET (Continued)

                                    (in thousands)



                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             December 31,
          Current liabilities                               1993      1992

          Current maturities of long-term debt         $    205   $
          Short-term borrowings                                     4,379
          Accounts payable and accrued expenses           3,626     2,862

          Total current liabilities                       3,831     7,241

          Long-term debt, less current maturities        29,747    53,131

          Amounts due subsidiaries, net                  90,068    83,620

          Commitments and contingencies

          Common stock issued subject to
           repurchase obligation                          4,242

          Stockholders' equity

          Common stock                                      190       159
          Class B capital stock                               2         2
          Capital in excess of par value                106,274    96,713
          Deficit                                       (39,028)  (33,051)

          Total stockholders' equity                     67,438    63,823
                                                       $195,326  $207,815



            See accompanying notes to the condensed financial statements.

                       NATIONAL PATENT DEVELOPMENT CORPORATION

                               SCHEDULE III (Continued)

                          CONDENSED STATEMENT OF OPERATIONS

                        (in thousands, except per share data)

                                                Year ended December 31,
          Revenues                                  1993      1992     1991
            Sales                               $   945   $   915  $12,406
            Investment and other income, net      1,388     3,767      396
                                                  2,333     4,682   12,802
          Costs and expenses
            Cost of goods sold                      573       632    9,746
            Selling, general and administrative   8,294     8,131    9,647
            Research and development                326       301      784
            Interest                              6,414     8,769   11,808
                                                 15,607    17,833   31,985
          Gain on sale of stock of a subsidiary                     18,844

          Gain on disposition of stock of
           a subsidiary and an affiliate          3,795

          Gain on issuance of stock of
           a subsidiary                           1,353

          Equity in earnings (losses) of
           subsidiaries                            (713)     (454)     947

          Income (loss) before income taxes
           and extraordinary item                (8,839)  (13,605)     608

          Income tax benefit                      1,043

          Income (loss) before extraordinary item(7,796)  (13,605)     608

          Extraordinary item
          Gain from early extinguishment
           of debt, net of tax of
            $1,043 in 1993                        1,819     1,662    2,037
          Net income (loss)                     $(5,977) $(11,943) $ 2,645

          Income (loss) per share
           Income (loss) before extraordinary
            item                                $  (.46)$    (.86)  $  .04
            Extraordinary item                      .11       .10      .13

          Income (loss) per share               $  (.35)$    (.76)  $  .17

            See accompanying notes to the condensed financial statements.

                       NATIONAL PATENT DEVELOPMENT CORPORATION

                               SCHEDULE III (Continued)

                          CONDENSED STATEMENT OF CASH FLOWS

                                    (in thousands)

                                               Year ended December 31,
                                                    1993      1992     1991
          Cash flows from operations:
          Net income (loss)                    $ (5,977) $(11,943) $ 2,645
          Adjustments to reconcile net income
            to net cash provided by
            operating activities:
           Depreciation and amortization            798     1,332    3,928
           Equity in (earnings) losses
            of subsidiaries                         713       454     (947)
           Income tax benefit allocated to
            continuing operations                (1,043)
           Gain on sale of stock of a subsidiary                   (18,844)
           Gain on disposition of stock of
            a subsidiary and an affiliate        (3,795)
           Gain on issuance of stock of
            a subsidiary                         (1,353)
           Gains from early extinguishment
            of debt, net of income tax in 1993   (1,819)   (1,662)  (2,037)
           Changes in other operating items       1,662      (204)   2,764
          Total adjustments                      (4,837)      (80) (15,136)
          Net cash used for operations          (10,814)  (12,023) (12,491)

          Cash flows from investing activities:
          Proceeds from public sale of
           a subsidiary's stock                                     43,997
          Proceeds from disposal of business                         7,192
          Proceeds from sale of an investment               4,500
          Marketable securities                                        229
          Additions to property, plant & equipment  (22)       34   (1,891)
          Reduction of (additions to)
           intangible assets                        477             (1,083)
          Reduction of investments and
           other assets, net                     13,841     5,787    2,340
          Net cash provided by investing
           activities                            14,296    10,321   50,784

          Cash flows from financing activities:
          Net repayments of short-term borrowings(4,379)   (5,967) (18,499)
          Decrease in restricted cash               270     4,730   10,000
          Reduction of long-term debt            (3,450)   (2,683) (15,039)
          Proceeds from issuance of common stock    198              1,539
          Exercise of common stock options
           and warrants                             413       282      718

                       NATIONAL PATENT DEVELOPMENT CORPORATION

                               SCHEDULE III (Continued)

                          CONDENSED STATEMENT OF CASH FLOWS

                                    (in thousands)

                                                    Year ended December 31,
                                                    1993      1992     1991



          Issuance of treasury stock            $         $    15  $   825
          Net cash used for financing
           activities                            (6,948)   (3,623) (20,456)

          Net increase (decrease) in
           cash and cash equivalents             (3,466)   (5,325)  17,837
          Cash and cash equivalents
           at beginning of year                  12,524    17,849       12
          Cash and cash equivalents at
           end of year                          $ 9,058  $ 12,524 $ 17,849

                       NATIONAL PATENT DEVELOPMENT CORPORATION

                               SCHEDULE III (Continued)

                    CONDENSED STATEMENT OF CASH FLOWS (Continued)

                        (in thousands, except per share data)




                                                    Year ended December 31,
                                                    1993     1992     1991


          Supplemental disclosures of cash flow information:

          Cash paid during the year for:
            Interest                            $ 2,375  $ 6,145  $ 9,201
            Income taxes                        $    44  $   103  $   139

          Supplemental schedule of noncash transactions:

          Increase in investment in
           subsidiaries                         $        $        $ 4,985
          Reduction of intangibles                                   (532)
          Additions to other assets and
           prepaid expenses                         179      130      275
          Reduction of accrued interest payable     607             1,744
          Reduction of debt                      21,900    1,819    7,430
          Additions to (reduction of)
           receivables from affiliates                       597   (4,985)
          Issuances of treasury stock                     (1,468)  (2,098)
          Issuances of common stock              (8,981)  (1,078)
          Issuance of long-term debt             (3,006)
          Common stock issued subject to
           repurchase obligation                 (4,242)
          Gain on disposition of stock
           of a subsidiary and
           an affiliate                          (3,795)
          Gain on exchange of debt,
           before income tax effect              (2,662)





            See accompanying notes to the condensed financial statements.

                       NATIONAL PATENT DEVELOPMENT CORPORATION

                               SCHEDULE III (Continued)

                       NOTES TO CONDENSED FINANCIAL STATEMENTS

          Note (a): INVENTORIES

                  Inventories are valued at the lower cost or market, principally using the first-in, first-out (FIFO) method of costing. Inventories consisting of material, labor, and overhead are classified as follows (in thousands):

                                                         December 31,
                                                    1993         1992
                  Raw materials                 $    95      $    89
                  Work in process                     2            1
                  Finished goods                     80           70
                  Land for resale                 2,700        2,788
                                                $ 2,877      $ 2,948

          Note (b): LONG-TERM DEBT

                  Long-term debt consists of the following (in thousands):

                                                         December 31,
                                                    1993         1992
                  5% Convertible Bonds        $   2,300
                  8% Swiss Bonds                  4,572     $ 20,075
                  Old Swiss convertible bonds    15,300       25,173
                  12% Subordinated debentures     6,829        6,932
                  Notes payable in
                   connection with settlements
                    of litigation                   951          951
                                                 29,952       53,131
                  Less current maturities           205
                                               $ 29,747     $ 53,131

          Aggregate annual maturities of long-term debt outstanding at December 31, 1993 for each of the next five years are as follows (in thousands):


                          1994                $   205
                          1995                 12,983
                          1996                  7,363
                          1997                  7,101
                          1998                    -

          See Note 9 of the Notes to Consolidated Financial Statements for additional information with respect to the Company's long-term debt.

                       NATIONAL PATENT DEVELOPMENT CORPORATION

                               SCHEDULE III (Continued)

                 NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)





          Note (c):    COMMITMENTS AND CONTINGENCIES

          The Company has several noncancellable leases which cover real property and machinery and equipment. Such leases expire at various dates with, in some cases, options to extend their terms.

          Minimum rentals under long-term operating leases are as follows (in thousands):




                                    Real       Machinery &
                                   property   equipment      Total
                       1994       $  640       $  92         $  732
                       1995          636          57            693
                       1996          636          22            658
                       1997          636           7            643
                       1998          656                        656
                       After 1998  2,584                      2,584
                       Total      $5,788       $ 178         $5,966





          Several of the leases contain provisions for rent escalation based primarily on increases in real estate taxes and operating costs incurred by the lessor.

          The Company is party to several lawsuits incidental to its business. It is not possible at the present time to estimate the ultimate legal and financial liability, if any, of the Company with respect to such litigation; however, management believes that the ultimate liability, if any, will not have a material adverse effect on the Company's Financial Statements.

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                    SCHEDULE VIII





          Valuation and qualifying accounts (in thousands)

                                             Additions
                                 Balance at Charged to            Balance at
                                  Beginning   Costs &             Close of
                                  of Period  Expenses Deductions(a) Period
          Year ended December 31, 1993:

           Allowance for doubtful
            accounts                 $1,581     $1,077      $  969  $1,689

          Year ended December 31, 1992:

           Allowance for doubtful
            accounts                  1,795      1,287       1,501   1,581

          Year ended December 31, 1991:

           Allowance for doubtful
            accounts                  1,341      1,409         955   1,795



          (a) Write-off of uncollectible accounts, net of recoveries.

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                     SCHEDULE IX



          Short-term borrowings
          (in thousands)


                                                                  Weighted
                                              Maximum   Average    Average
                                 Weighted      Amount    Amount   Interest
                                 Average  OutstandingOutstanding     Rate
                      Balance at Interest  During theDuring the During the
                     End of Year   Rate      Year     Year (a)  Year (b)

          Year ended December 31, 1993

           Short-term
            borrowings   $21,390    7.46%     $30,212    $23,768      8.2%


          Year ended December 31, 1992

           Short-term
            borrowings   $28,977    6.99%     $33,795    $30,729     9.18%


          Year ended December 31, 1991

           Short-term
            borrowings   $26,317    7.11%     $51,629    $41,017     9.28%




          (a) Average amount outstanding during the year is computed by dividing the total of the average monthly outstanding principal balances by 12.

          (b) Average interest rate for the year is computed by dividing the actual short-term interest expense by the average short-term debt outstanding.

          See Note 7 of the Notes to Consolidated Financial Statements for additional information with respect to the Company's short-term borrowings.

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                      SCHEDULE X







          B.  Supplementary income statement information



          Year ended December 31,            1993        1992        1991

          Amortization of intangibles    $   *     $2,317,000  $4,231,000



          * Less than 1% of total revenues

                             INDEPENDENT AUDITORS' REPORT




          The Board of Directors and Stockholders
          National Patent Development Corporation


          Under date of March 30, 1994, we reported on the consolidated balance sheet of National Patent Development Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in the annual report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

          In our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                                    KPMG Peat Marwick






          New York, New York
          March 30, 1994

                                      SIGNATURE


               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        NATIONAL PATENT DEVELOPMENT
                                        CORPORATION


                                        BY:  Scott N. Greenberg
                                             Vice President &
                                             Chief Financial Officer

          Dated:  April 29, 1994