Form 10-Q
period 1994-03-31
NATIONAL PATENT DEVELOPMENT CORP
filed 1994-05-13
CIK 70415

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q



          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the quarter ended March 31, 1994

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


                         Yes  X    No


          Number of shares outstanding of each of issuer's classes of common stock as of May 12, 1994:


                          Common Stock          20,310,706 shares
                       Class B Capital             250,000 shares
















               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                  TABLE OF CONTENTS


                                                               Page No.

          Part I.  Financial Information


               Consolidated Condensed Balance Sheets -
                 March 31, 1994 and December 31, 1993              1

               Consolidated Condensed Statements of Operations-
                 Three Months Ended March 31, 1994 and 1993        3

               Consolidated Condensed Statements of Cash Flows -
                 Three Months Ended March 31, 1994 and 1993        4

               Notes to Consolidated Condensed Financial
                 Statements                                        6

               Management's Discussion and Analysis of Financial
                 Condition and Results of Operations               8

               Qualification Relating to Financial Information    11

          Part II. Other Information                              12

          Signatures                                              13






































                            PART I.  FINANCIAL INFORMATION

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED CONDENSED BALANCE SHEETS

                                    (in thousands)


                                                  March 31,   December 31,
                                                      1994           1993
                           ASSETS               (unaudited)             *

          Current assets

          Cash and cash equivalents               $  9,848       $ 10,976
          Accounts and other receivables            37,667         36,285
          Inventories                               26,616         22,605
          Costs and estimated earnings
           in excess of billings on
           uncompleted contracts                    15,528         13,081
          Prepaid expenses and other
           current assets                            3,613          4,160

          Total current assets                      93,272         87,107

          Investments and advances                  27,282         28,303

          Property, plant and equipment, at cost    35,255         33,873
          Less accumulated depreciation            (20,786)       (20,035)
                                                    14,469         13,838

          Intangible assets, net of amortization    29,607         30,104

          Investment in financed assets              2,246          2,797

          Other assets                               3,226          3,908
                                                  $170,102       $166,057


          * The Consolidated Condensed Balance Sheet as of December 31, 1993 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.

          See accompanying notes to the consolidated condensed financial statements.

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

                                    (in thousands)


                                                  March 31,   December 31,
                                                      1994           1993
          LIABILITIES AND STOCKHOLDERS' EQUITY  (unaudited)             *

          Current liabilities

          Current maturities of long-term debt
           and notes payable                      $ 17,281       $  6,750
          Short-term borrowings                     26,537         21,390
          Accounts payable and accrued expenses     22,492         20,256
          Billings in excess of costs and
           estimated earnings on
           uncompleted contracts                     4,693          5,487

          Total current liabilities                 71,003         53,883

          Long-term debt less current maturities    25,778         36,638

          Notes payable for financed assets                           579

          Minority interests and other               3,287          3,277

          Common stock issued subject to
           repurchase obligation                     3,876          4,242

          Stockholders' equity

          Common stock                                 192            190
          Class B capital stock                          2              2
          Capital in excess of par value           107,452        106,274
          Deficit                                  (41,488)       (39,028)
          Total stockholders' equity                66,158         67,438
                                                  $170,102       $166,057

          * The Consolidated Condensed Balance Sheet as of December 31, 1993 has been summarized from the Company's audited Consolidated Balance sheet as of that date.


          See accompanying notes to the consolidated condensed financial statements.

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                     (Unaudited)

                        (in thousands, except per share data)
                                                       Three months
                                                      ended March 31,

                                                      1994      1993
          Revenues
            Sales                                 $ 45,232  $ 44,964
            Investment and other income, net          (752)    1,908
                                                    44,480    46,872
          Costs and expenses
            Costs of goods sold                     36,985    38,771
            Selling, general & administrative        8,198     8,297
            Research & development                     120     1,190
            Interest                                 1,503     2,473
                                                    46,806    50,731
          Minority interests                           (68)      920

          Loss before income tax
            expense and extraordinary item          (2,394)   (2,939)
          Income tax benefit (expense)                 (66)       35
          Loss before extraordinary item            (2,460)   (2,904)

          Extraordinary item
           Early extinguishment of debt,
            net of income tax in 1993                            126

          Net loss                                $ (2,460) $ (2,778)

          Income (loss) per share
            Loss before extraordinary
             item                                 $   (.13) $   (.18)
            Extraordinary item                                   .01
            Net loss per share                    $   (.13) $   (.17)
          Dividends per share                       none      none



          See accompanying notes to the consolidated condensed financial statements.

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                     (Unaudited)

                                    (in thousands)

                                                       Three months
                                                      ended March 31,
                                                      1994      1993
          Cash flows from operations:

          Net loss                               $  (2,460) $ (2,778)
          Adjustments to reconcile net loss
            to net cash provided by (used for)
            operating activities:
            Depreciation and amortization            1,248     1,579
            Income tax benefit allocated to
             continuing operations                               (73)
            Gains from early extinguishment of debt             (126)
            Changes in other operating items        (5,680)   (3,232)
            Total adjustments                       (4,432)   (1,852)
            Net cash used for operations            (6,892)   (4,630)

          Cash flows from investing activities:

          Reduction in marketable securities                     299
          Additions to property, plant & equipment  (1,382)     (673)
          Additions to intangible assets                        (387)
          Reduction in (additions to) investments
           and other assets, net                     1,685    (1,322)
          Net cash provided by (used for)
           investing activities                        303    (2,083)

          Cash flows from financing activities:

          Net proceeds from (repayments of)
           short-term borrowings                     5,147      (204)
          Proceeds from issuance of long-term debt     924       626
          Reduction of long-term debt                 (778)   (1,769)
          Proceeds from issuance of common stock        88
          Exercise of common stock options
           and warrants                                 80        36
          Net cash provided by (used for)
           financing activities                      5,461    (1,311)

          Net decrease in cash and cash equivalents (1,128)   (8,024)
          Cash and cash equivalents at the
           beginning of the periods                 10,976    17,921
          Cash and cash equivalents at the end
           of the periods                         $  9,848  $  9,897

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)

                                     (Unaudited)

                                    (in thousands)

                                                       Three months
                                                      ended March 31,
                                                      1994      1993
          Supplemental disclosures of cash
           flow information:

          Cash paid during the periods for:
            Interest                               $   919   $ 2,603
            Income taxes                           $   143   $   212







          See accompanying notes to the consolidated condensed financial statements.

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                     (Unaudited)



          1.   Inventories

               Inventories are valued at the lower cost or market, principally using the first-in, first-out (FIFO) method. Inventories consisting of material, labor, and overhead are classified as follows (in thousands):

                                     March 31,     December 31,
                                        1994         1993
          Raw materials             $   2,682    $   2,836
          Work in process                 675          675
          Finished goods               20,559       16,394
          Land held for resale          2,700        2,700
                                    $  26,616    $  22,605



          2.   Long-term debt

               Long-term debt consists of the following (in thousands):

                                      March 31,      December 31,
                                         1994          1993
          8% Swiss bonds              $  4,910    $    4,572
          Swiss convertible bonds       15,887        15,300
          New 5% convertible bonds       2,300         2,300
          12% Subordinated debentures    6,790         6,829
          Other                         10,582        11,857
                                        40,469        40,858
          Less current maturities       14,691         4,220
                                      $ 25,778    $   36,638

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

                                     (Unaudited)


          3.   Subsequent event

               On April 7, 1994, General Physics Corporation (GP) entered into an agreement with GPS Technologies, Inc. (GPS) and the Company to acquire substantially all of the operating assets of GPS and certain of its subsidiaries. The Company currently owns approximately 92% of the outstanding common stock of GPS and approximately 28% of the outstanding common stock of GP. GP agreed to pay GPS a purchase price with current present value of approximately $36 million based on current market prices. The purchase price will be payable to GPS as follows: $10 million in cash; 3.5 million shares of GP common stock valued at approximately $13,500,000 (based upon the price per share of GP common stock prior to the announcement of the transaction which was $3.875); warrants to acquire 1,000,000 shares of GP common stock at $6.00 per share valued at approximately $1,300,000; warrants to acquire up to 475,644 additional shares of GP common stock at $7 per share valued at approximately $500,000; and 6% Senior Subordinated Debentures due 2004 (the "Debentures"), in the aggregate principal amount of $15,000,000, valued at approximately $10,700,000. The values assigned to each component of consideration were based upon discussions with the independent investment banker to the Independent Committee of GP and the investment banker to GPS. Portions of the cash and stock consideration of the purchase price will be (a) used to repay outstanding bank debt of $5,650,000 and long-term debt of GPS of $8,809,000 to be repaid to the Company and (b) held in escrow.

               The transaction is contingent upon the occurrence of certain events, including, without limitation, the approval of the transaction by the stockholders of GP and GPS. The transaction is anticipated to close as soon as practicable in the second half of 1994, if all necessary approvals are obtained and conditions satisfied. The Company anticipates that, if the aforementioned transaction is consummated, it will own approximately 52% of the outstanding common stock of GP, and if the Company were to exercise all of its warrants, it would own approximately 58% of the outstanding common stock of GP. The Company will account for this transaction as a purchase by the Company of GP.

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS

             The Company had a loss before income taxes and extraordinary item of $(2,394,000) for the quarter ended March 31, 1994 compared to $(2,939,000) for the quarter ended March 31, 1993. During the first quarter of 1994, the Company realized net foreign currency transaction losses of $(897,000), as compared to a gain of $670,000 for the first quarter of 1993 as a result of the weakness of the U.S. dollar relative to the Swiss Franc and the Company's decision not to hedge its Swiss currency obligations. At March 31, 1994, there was an aggregate of SFr. 26,318,000 of Swiss denominated indebtedness outstanding, of which SFr. 23,823,000 represents principal amount outstanding and SFr. 2,495,000 represents interest accrued thereon. Foreign currency valuation fluctuations may adversely affect the results of operations and financial condition of the Company. In order to protect itself against currency valuation fluctuations, the Company has at times swapped or hedged a portion of its obligations denominated in Swiss Francs. At March 31, 1994, the Company had not hedged its Swiss Franc obligations. If the value of the Swiss Franc to the U.S. dollar increases, the Company will recognize transaction losses on its Swiss Franc obligations. On March 31, 1994, the value of the Swiss Franc to the U.S. dollar was 1.4120 to 1. There can be no assurance that the Company will be able to swap or hedge obligations denominated in foreign currencies at prices acceptable to the Company or at all. The Company will continue to review this policy on a continuing basis.

             The foreign currency transaction loss was offset by reduced interest expense due to a reduction in long-term debt, as well as improved operating results within the Optical Plastics and Physical Science Groups. The Optical Plastics Group achieved improved operating results due to increased sales and gross margin percentages. The Physical Science Group achieved improved results due to a favorable change in the mix of products and services provided to its customers.

          Sales

             For the quarter ended March 31, 1994, consolidated sales increased by $268,000 to $45,232,000 from the $44,964,000 in the corresponding quarter of 1993. The increased sales were the result of increased sales within the Distribution and Optical Plastics Groups, offset by reduced sales by the Physical Science Group due to the end of a long-term staff augmentation contract at GTS Duratek, Inc. (Duratek).

          Gross margin

             Consolidated gross margin of $8,247,000, or 18%, for the quarter ended March 31, 1994, increased by $2,054,000 compared to the consolidated gross margin of $6,193,000, or 14%, for the quarter ended March 31, 1993. The increased gross margin in 1994 was primarily the result of increased sales and gross margin percentage achieved by the Optical Plastics Group, as well increased gross margin achieved by the Physical Science Group due to the higher gross margin generated by Duratek's Environmental Services business and a more profitable mix of services generated by GPS Technologies, Inc.

          Selling, general and administrative expenses

             For the three months ended March 31, 1994, selling, general and administrative (SG&A) expenses were $8,198,000 compared to the $8,297,000 incurred in the first quarter of 1993. The decrease in SG&A for the first quarter of 1994 was the result of ISI being accounted for on the equity method since the third quarter of 1993, partially offset by increased costs incurred by the Distribution, Optical Plastics and Physical Sciences Groups.

          Interest expense

             For the three months ended March 31, 1994, interest expense was $1,503,000 compared to $2,473,000 for the three months ended March 31, 1993. The decreased interest expense for the quarter was the result of reduced long-term debt.

          Investment and other income, net

             Investment and other income, net of $(752,000) for the quarter ended March 31, 1994, decreased by $2,660,000 as compared to $1,908,000 for the first quarter of 1993. The reduced investment and other income was principally due to the effect of the following two factors; $(897,000) and $670,000 of foreign currency transaction gains (losses), for the quarters ended March 31, 1994 and 1993, respectively, and a loss of $(770,000) realized in the quarter ended March 31, 1994, on the share of losses of 20% to 50% owned subsidiaries, compared to $175,000 earned in the quarter ended March 31, 1993, as a result of the results of Interferon Sciences, Inc. (ISI) being accounted for on the equity basis since the third quarter of 1993. For the quarter ended March 31, 1994, the Company's share of ISI's loss was $845,000. In the quarter ended March 31, 1993, ISI was included in the consolidated results of the Company and its loss was therefore not reflected in Investment and other income, net.

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                           LIQUIDITY AND CAPITAL RESOURCES

             The Company believes that it has sufficient cash, cash equivalents and borrowing availability under existing and potential lines of credit to satisfy its cash requirements until the first scheduled maturity of its Swiss Franc denominated indebtedness on March 1, 1995. However, in order for the Company to meet its long-term cash needs, which include the repayment of $13,518,000 of Swiss Franc denominated indebtedness scheduled to mature in 1995 and $7,279,000 of Swiss Franc denominated indebtedness which is scheduled to mature in 1996, the Company must obtain additional funds from among various sources. The Company has historically reduced its long-term debt through the issuance of equity securities in exchange for long-term debt. In addition to its ability to issue equity securities, the Company believes that it has sufficient marketable long-term investments, as well as the ability to obtain additional funds from its operating subsidiaries and the potential to enter into new credit arrangements. The Company reasonably believes that it will be able to accomplish some or all of the above transactions in order to fund the scheduled repayment of the Company's long-term Swiss debt in 1995.

             At March 31, 1994, the Company had cash and, cash equivalents totaling $9,848,000. GPS Technologies, Inc. and GTS Duratek, Inc. had cash and, cash equivalents of $392,000 at March 31, 1994. The minority interests of these two companies are owned by the general public, and therefore the assets of these subsidiaries have been dedicated to the operations of these companies and may not be readily available for the general corporate purpose of the parent.

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                   QUALIFICATION RELATING TO FINANCIAL INFORMATION

                                    March 31, 1994




             The financial information included herein is unaudited. In addition, the financial information does not include all disclosures required under generally accepted accounting principles because certain note information included in the Company's Annual Report has been omitted; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results for the 1994 interim period are not necessarily indicative of results to be expected for the entire year.

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                             PART II.  OTHER INFORMATION




          Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

                    a.  Exhibits

                        none

                    b.  Reports

                        none

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES



                                    March 31, 1994


                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                        NATIONAL PATENT DEVELOPMENT
                                        CORPORATION


          DATE: May 13, 1994            BY: Jerome I. Feldman
                                            President and Chief
                                            Executive Officer


          DATE: May 13, 1994            BY: Scott N. Greenberg
                                            Vice President,
                                            Chief Financial Officer