Form 10-Q
period 1994-06-30
NATIONAL PATENT DEVELOPMENT CORP
filed 1994-08-15
CIK 70415

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q


          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the quarter ended June 30, 1994

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
          (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)          Identification No.)

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

                    Yes    X                      No

          Number of shares outstanding of each of issuer's classes of common stock as of August 9, 1994:


                            Common Stock        23,854,255 shares
                            Class B Capital        250,000 shares


















               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                  TABLE OF CONTENTS


                                                                  Page No.

          Part I.  Financial Information


                   Consolidated Condensed Balance Sheets -
                    June 30, 1994 and December 31, 1993                1

                   Consolidated Condensed Statements of Operations -
                    Three Months and Six Months Ended June 30,
                    1994 and 1993                                      3

                   Consolidated Condensed Statements of Cash Flows -
                    Six Months Ended June 30, 1994 and 1993            4

                   Notes to Consolidated Condensed Financial
                    Statements                                         6

                   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                9

                   Qualification Relating to Financial Information     14

          Part II.  Other Information                                  15

                    Signatures                                         16





















                            PART I.  FINANCIAL INFORMATION

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED CONDENSED BALANCE SHEETS

                                    (in thousands)

                                                  June 30,    December 31,
                                                    1994          1993
                           ASSETS               (unaudited)         *

          Current assets

          Cash and cash equivalents               $ 10,475       $ 10,976
          Accounts and other receivables            45,312         36,285
          Inventories                               24,735         22,605
          Costs and estimated earnings in excess
           of billings on uncompleted contracts     16,919         13,081
          Prepaid expenses and other current
           assets                                    3,904          4,160

          Total current assets                     101,345         87,107

          Investments and advances                  26,988         28,303

          Property, plant and equipment, at cost    35,607         33,873
          Less accumulated depreciation            (21,388)       (20,035)
                                                    14,219         13,838

          Intangible assets, net of amortization    29,105         30,104

          Investment in financed assets              1,521          2,797

          Other assets                               3,523          3,908
                                                  $176,701       $166,057


          * The Consolidated Condensed Balance Sheet as of December 31, 1993 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.

          See accompanying notes to the consolidated condensed financial statements.

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                    (in thousands)


                                                 June 30,     December 31,
                                                    1994          1993
          LIABILITIES AND STOCKHOLDERS' EQUITY  (unaudited)         *

          Current liabilities

          Current maturities of long-term debt
           and notes payable                      $ 20,592       $  6,750
          Short-term borrowings                     29,475         21,390
          Accounts payable and accrued expenses     24,462         20,256
          Billings in excess of costs and
           estimated earnings on uncompleted
            contracts                                8,195          5,487

          Total current liabilities                 82,724         53,883

          Long-term debt less current maturities    22,419         36,638

          Notes payable for financed assets            199            579

          Minority interests and other               3,621          3,277

          Common stock issued subject to
           repurchase obligation                     1,510          4,242

          Stockholders' equity

          Common stock                                 198            190
          Class B capital stock                          2              2
          Capital in excess of par value           109,859        106,274
          Deficit                                  (43,831)       (39,028)
          Total stockholders' equity                66,228         67,438
                                                  $176,701       $166,057


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

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                        (in thousands, except per share data)

                                         Three months     Six months
                                        ended June 30,   ended June 30,

                                         1994     1993    1994     1993
           Revenues
            Sales                     $ 52,191 $ 55,114 $ 97,423 $100,078
            Investment and other
              income, net               (1,258)   1,560   (2,010)   3,468
                                        50,933   56,674   95,413  103,546

          Costs and expenses
            Cost of goods sold          42,692   46,154   79,677   84,925
            Selling, general &
             administrative              9,169    9,898   17,367   18,195
            Research & development         105    1,126      225    2,316
            Interest                     1,451    2,487    2,954    4,960
                                        53,417   59,665  100,223  110,396
          Minority interests               (36)   1,083     (104)   2,003
          Gain on issuance of stock
           by a subsidiary                 229               229
          Loss before income taxes and
            extraordinary item          (2,291)  (1,908)  (4,685)  (4,847)
          Income tax expense               (52)     (80)    (118)     (45)
          Loss before extraordinary
           item                         (2,343)  (1,988)  (4,803)  (4,892)

          Extraordinary item
            Early extinguishment
             of debt, net of income tax
             in 1993                                101               227

          Net loss                     $(2,343) $(1,887) $(4,803) $(4,665)

          Loss per share
           Loss before extraordinary
            item                       $  (.12) $  (.13) $  (.25) $  (.31)
           Extraordinary item                       .01               .02
          Net loss per share           $  (.12) $  (.12) $  (.25) $  (.29)
          Dividends per share             none     none    none     none


          See accompanying notes to the consolidated condensed financial statements.

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                     (Unaudited)

                                    (in thousands)
                                                           Six months
                                                         ended June 30,
                                                         1994      1993
          Cash flows provided by (used for) operations:

          Net loss                                      $(4,803)  $(4,665)
          Adjustments to reconcile net income
            to net cash used for operating activities:
            Depreciation and amortization                 2,152     3,049
            Gains from early extinguishment of debt                  (357)
            Changes in other operating items             (7,634)   (3,805)
            Total adjustments                            (5,482)   (1,113)
            Net cash used for operations                (10,285)   (5,778)

          Cash flows provided by (used for) investing activities:

          Marketable securities                                       651
          Additions to property, plant & equipment       (1,734)   (1,433)
          Additions to intangible assets, net              (239)      (10)
          Reduction of investments and other
           assets, net                                    2,332     1,053
          Net cash provided by investing activities         359       261

          Cash flows provided by (used for) financing activities:

          Net proceeds from (repayments of)
           short-term borrowings                          8,085    (8,660)
          Decrease in restricted cash                               1,200
          Proceeds from issuance of long-term debt        3,163    17,283
          Reduction of long-term debt                    (2,011)   (7,765)
          Exercise of common stock options and warrants     100        91
          Proceeds from issuance of common stock             88
          Proceeds from stock purchase agreement
           entered into by a subsidiary                             1,408
          Net cash provided by financing activities       9,425     3,557

          Net decrease in cash and cash equivalents        (501)   (1,960)
          Cash and cash equivalents at the beginning
           of the periods                                10,976    17,921
          Cash and cash equivalents at the end
           of the periods                               $10,475   $15,961

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                     (Unaudited)

                                    (in thousands)


                                                         Six months
                                                        ended June 30,
                                                     1994          1993

          Supplemental disclosures of
           cash flow information:

          Cash paid during the periods for:
           Interest                               $ 2,135       $ 3,563
           Income taxes                           $   261       $   352




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

                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                     (Unaudited)

          1.   Inventories

               Inventories are valued at the lower of cost or market, principally using the first-in, first-out (FIFO) method. Inventories consisting of material, labor, and overhead are classified as follows (in thousands):
                                                June 30,      December
                                                  1994          1993
          Raw materials                         $ 2,686       $ 2,836
          Work in process                           423           675
          Finished goods                         18,926        16,394
          Land held for resale                    2,700         2,700
                                                $24,735       $22,605

          2.   Long-term debt

               Long-term debt consists of the following (in thousands):

                                                June 30,      December
                                                  1994          1993
          8% Swiss bonds                        $ 5,308       $ 4,572
          Swiss convertible bonds                16,594        15,300
          New 5% convertible bonds                2,080         2,300
          12% Subordinated debentures             6,790         6,829
          Other                                  10,755        11,857
                                                 41,527        40,858
          Less current maturities                19,108         4,220
                                                $22,419       $36,638

               On June 10, 1993, the Company commenced an Exchange Offer for up to 60% of its Swiss denominated 8% Bonds due March 1, 1995, 6% Convertible Bonds due March 7, 1995, 5 % Convertible Bonds due May 9, 1995, 5 % Convertible Bonds due March 18, 1996 and 7% Dual Currency Bonds due March 18, 1996, ("the Bonds").
          The Company offered for exchange its Common Stock with a value of $1,000 for each $1,000 principal amount of the Bonds.

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                     (Unaudited)


          2.   Long-term debt (Continued)

               In addition, the Company offered for exchange its Common Stock with a value of SFr. 1,000 for each SFr. 1,000 principal amount of the Bonds. Accrued interest the Old Bonds accepted for exchange by the Company will be paid in Common Stock of the Company. The purpose of the Exchange Offer is to reduce the Company's long-term indebtedness and related interest expense.

               In July, as a result of the Exchange Offer, the Company received an aggregate of SFr. 2,569,000 principal amount of its Swiss denominated bonds and $1,377,000 of its 7% Dual Currency Convertible Bonds. In addition, the Company completed two private transactions for SFr. 6,515,000 principal amount of its Swiss denominated bonds and $45,000 of its 7% Dual Currency Convertible Bonds.

               As a result of the above transactions, the Company will issue approximately 3,222,000 shares of its common stock, reduce its long-term debt by approximately $8,100,000, increase shareholders' equity by approximately $9,100,000 and will reduce its interest expense by approximately $750,000 on an annual basis.

          3.   GPS Technologies, Inc.

               On April 7, 1994, General Physics Corporation (GP) entered into an agreement with GPS Technologies, Inc. (GPS) and the Company to acquire substantially all of the operating assets of GPS and certain of its subsidiaries. The Company currently owns approximately 92% of the outstanding common stock of GPS and approximately 28% of the outstanding common stock of GP. GP agreed to pay GPS a purchase price with a then present value of approximately $36 million. The purchase price will be payable to GPS as follows: $10 million in cash; 3.5 million shares of GP common stock valued at approximately $13,500,000 (based upon the price per share of GP common stock prior to the announcement of the transaction which was $3.875); warrants to acquire 1,000,000 shares of GP common stock at $6.00 per share valued at approximately $1,300,000; warrants to acquire up to 475,644 additional shares of GP common stock at $7 per share valued at approximately $500,000; and 6% Senior Subordinated Debentures due 2004 (the "Debentures"), in the aggregate principal amount of $15,000,000, valued at approximately $10,700,000. The values assigned to each component of consideration were based upon (i) discussions with the independent investment banker to the Independent Committee of GP and the investment banker to GPS and
          (ii) negotiations between the Independent Committee of GP and the Board of Directors of GPS. Portions of the cash and stock consideration of the purchase price will be (a) used to repay outstanding bank debt, which as of June 30, 1994 was $6,800,000 and long-term debt of GPS, which as of June 30, 1994 was $9,400,000 to be repaid to the Company and (b) held in escrow.

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

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                              AND RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS

            The Company incurred a loss before income taxes and extraordinary item of $2,291,000 and $4,685,000 for the quarter and six months ended June 30, 1994, as compared with a loss of $1,908,000 and $4,847,000 for the corresponding periods of 1993. The increase in the Company's loss before extraordinary item is due to several factors. Included in investment and other income, net for the quarter and six months ended June 30, 1994, is $1,115,000 and $2,012,000, respectively, of foreign currency transaction losses, compared to gains of $711,000 and $1,381,000 for the corresponding periods of 1993. For the quarter and six months ended June 30, 1994, the foreign currency transaction losses were partially offset by reduced interest expense at the corporate level, as a result of reduced long-term debt, as well as increased operating profits achieved by the Physical Science and Optical Plastics Group. Foreign currency valuation fluctuations may adversely affect the results of operations and financial condition of the Company. At June 30, 1994, the Company had not hedged its Swiss franc obligations. If the value of the Swiss franc to the U.S. dollar increases, the Company will recognize transaction losses on its Swiss franc obligations. On June 30, 1994, the value of the Swiss franc to the U.S. dollar was approximately 1.3335 to 1. There can be no assurance that the Company will be able to swap or hedge obligations denominated in foreign currencies at prices acceptable to the Company or at all. The Company will continue to review this policy on a continuing basis. In July 1994, as a result of the transactions discussed in Note 2 to the Notes to the consolidated condensed financial statements, the Company had approximately SFr. 16,500,000 of Swiss denominated debt outstanding, of which approximately SFr. 15,000,000 represents principal amount outstanding and approximately SFr. 1,500,000 represents interest accrued thereon.

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                        AND RESULTS OF OPERATIONS (Continued)


          Sales

            For the quarter ended June 30, 1994, consolidated sales decreased by $2,923,000 to $52,191,000 from the $55,114,000 recorded in the corresponding quarter of 1993. For the six months ended June 30, 1994, consolidated sales decreased by $2,655,000 to $97,423,000 from $100,078,000 recorded for the six months ended June 30, 1993. The decreased sales during the periods were the result of reduced sales in the Physical Science Group, partially offset by increased sales within the Optical Plastics Group. In addition, the Electronics Group also had reduced sales. The reduced sales within the Physical Science Group were the result of the end of a long-term staff augmentation contract at GTS Duratek, Inc. (Duratek), partially offset by increased Environmental Services revenues, as well as the sale by GPS Technologies, Inc. (GPS) of its interest in General Physics International Engineering and Simulation, Inc.
          (GPI) to a new joint venture in which GPS has a minority position, in 1994. For the quarter ended June 30, 1993, GPI had sales of $3,408,000.

          Gross margin

            Consolidated gross margin of $9,499,000, or 18%, for the quarter ended June 30, 1994, increased by $539,000 when compared to the consolidated gross margin of $8,960,000, or 16%, for the quarter ended June 30, 1993. For the six months ended June 30, 1994, consolidated gross margin of $17,746,000 or 18% of consolidated sales increased by $2,593,000 when compared to $15,153,000 or 15% of consolidated sales earned in the six months ended June 30, 1993. The increased gross margin for the quarter and six months ended June 30, 1994, was primarily the result of increased sales and gross margin percentage achieved by the Optical Plastics Group, as well increased gross margin achieved by the Physical Science Group due to the higher gross margin generated by Duratek's Environmental Services business and a more profitable mix of services generated by GPS.

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                        AND RESULTS OF OPERATIONS (Continued)

          Selling, general and administrative expenses

            For the quarter and six months ended June 30, 1994, selling, general and administrative expenses (SG&A) of $9,169,000 and $17,367,000 were $729,000 and $828,000 lower than the $9,898,000 and $18,195,000 of SG&A expenses incurred during the quarter and six months ended June 30, 1993. The decrease in SG&A for the quarter and six months ended June 30, 1994, was the result of Interferon Sciences, Inc. (ISI) being accounted for on the equity method since the third quarter of 1993, partially offset by increased costs incurred by the Distribution Group.

          Research and development

            Research and development costs of $105,000 and $225,000 for the quarter and six months ended June 30, 1994, were reduced significantly when compared to costs of $1,126,000 and $2,316,000 for the quarter and six months ended June 30, 1993, as a result of ISI being accounted for on the equity basis since June 1993.

          Interest expense

            For the quarter and six months ended June 30, 1994, interest expense was $1,451,000 and $2,954,000, compared to $2,487,000 and
          $4,960,000 for the second quarter and six months ended June 30, 1993. The decreased interest expense for the periods was the result of reduced long-term debt.

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                        AND RESULTS OF OPERATIONS (Continued)


          Investment and other income, net

            Investment and other income, net of $(1,258,000) and $(2,010,000) for the quarter and six months ended June 30, 1994, decreased by $2,818,000 and $5,478,000, respectively, as compared to $1,560,000 and $3,468,000 for the corresponding periods of 1993. The change was principally due to two factors; $1,115,000 and $2,012,000 of foreign currency transaction losses recognized during the quarter and six months ended June 30, 1994, compared to gains of $711,000 and $1,381,000 for the corresponding periods of 1993 and a loss of $1,050,000 and $1,820,000 realized in the quarter and six months ended June 30, 1994, respectively, on the share of losses of 20% to 50% owned subsidiaries, compared to $175,000 and $351,000 earned in the quarter and six months ended June 30, 1993, respectively, primarily as a result of the results of Interferon Sciences, Inc. (ISI) being accounted for on the equity basis since the third quarter of 1993. For the quarter and six months ended June 30, 1994, the Company's share of ISI's loss was $900,000 and $1,620,000, respectively. In the quarter and six months ended June 30, 1993, ISI was included in the consolidated results of the Company and its loss was therefore not reflected in Investment and other income, net.

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                           LIQUIDITY AND CAPITAL RESOURCES



            The Company believes that it has sufficient cash, cash equivalents and borrowing availability under existing and potential lines of credit to satisfy its cash requirements until the first scheduled maturity of its Swiss Franc denominated indebtedness on March 1, 1995. However, in order for the Company to meet its long-term cash needs, which include the repayment, (after giving effect to the July 1994 transactions described in
          Note 2 to the Consolidated Condensed Financial Statements) of approximately $9,700,000 of Swiss Franc denominated indebtedness scheduled to mature in 1995 and approximately $4,200,000 of Swiss Franc denominated indebtedness which is scheduled to mature in 1996, the Company must obtain additional funds from among various sources. The Company has historically reduced its long-term debt through the issuance of equity securities in exchange for long-
          term debt.    In addition to its ability to issue equity
          securities, the Company believes that it has sufficient marketable long-term investments, as well as the ability to obtain additional funds from its operating subsidiaries and the potential to enter into new credit arrangements. The Company reasonably believes that it will be able to continue to accomplish some or all of the above transactions in order to fund the scheduled repayment of the Company's long-term Swiss debt in 1995.

            At June 30, 1994, the Company had cash and, cash equivalents totaling $10,475,000. GPS and Duratek had cash and, cash equivalents of $116,000 at June 30, 1994. The minority interests of these two companies are owned by the general public, and therefore the assets of these subsidiaries have been dedicated to the operations of these companies and may not be readily available for the general corporate purpose of the parent.

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                   QUALIFICATION RELATING TO FINANCIAL INFORMATION

                                    June 30, 1994



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

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                             PART II.  OTHER INFORMATION


          Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    At the Annual Meeting of shareholders held on June 8, 1994, the following matters were voted upon:

                 a. Jerome I. Feldman, Scott N. Greenberg, Paul A. Gould,
                    Roald Hoffmann, Martin M. Pollak and Ogden R. Reid were elected to serve as directors of the Registrant for a one year term.

                 b. The proposal to amend the Company's Restated
                    Certificate of Incorporation to increase the total number of authorized shares of Common Stock which the Company shall have authority to issue from 30,000,000 to 40,000,000 shares was adopted with a vote of 15,172,217 votes for and 454,941 votes against the adoption of this proposal

                 c. The proposal to reappoint KPMG Peat Marwick as auditors was adopted with a vote of 15,464,198 votes for and 85,612 votes against the adoption of this proposal.

          Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

                 a. Exhibits

                    Copy of Notice and Proxy Statement for Annual Meeting of Shareholders held on June 18, 1994, filed with the Securities and Exchange Commission pursuant to Section 14 of the Securities Exchange Act of 1934 and incorporated herein by reference.

                 b. Reports on Form 8-K

                    There were no reports filed on Form 8-K for the period ended June 30, 1994.

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES



                                    June 30, 1994


                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                             NATIONAL PATENT DEVELOPMENT
                                             CORPORATION


          DATE: August 12, 1994              BY:  Scott N. Greenberg
                                                  Vice President and
                                                  Chief Financial Officer


          DATE: August 12, 1994              BY:  Jerome I. Feldman
                                                  President and Chief
                                                  Executive Officer