Form 10-Q
period 1994-09-30
NATIONAL PATENT DEVELOPMENT CORP
filed 1994-11-14
CIK 70415

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                      FORM 10-Q


          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the quarter ended September 30, 1994

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


                              Yes       X                   No


          Number of shares outstanding of each of issuer's classes of common stock as of November 11, 1994:


                     Common Stock          24,610,683 shares
                  Class B Capital             250,000 shares


               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                  TABLE OF CONTENTS


                                                                 Page No.

          Part I.  Financial Information


               Consolidated Condensed Balance Sheets -
                September 30, 1994 and December 31, 1993           1

               Consolidated Condensed Statements of Operations-
                Three Months and Nine Months Ended September 30,
                  1994 and 1993                                    3

               Consolidated Condensed Statements of Cash Flows -
                Nine Months Ended September 30, 1994 and 1993      4

               Notes to Consolidated Condensed Financial
                Statements                                         6

               Management's Discussion and Analysis of Financial
                Condition and Results of Operations               10

               Qualification Relating to Financial Information    15

          Part II. Other Information                              16

          Signatures                                              22




                            PART I.  FINANCIAL INFORMATION

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED CONDENSED BALANCE SHEETS

                                     (unaudited)

                                    (in thousands)

                                               September 30,    December 31,
                                                   1994           1993
                           ASSETS

          Current assets

          Cash and cash equivalents              $ 13,689       $ 10,976
          Accounts and other receivables,
           of which $5,205 and $7,694 is from
           government contracts                    56,871         36,285
          Inventories                              24,327         22,605
          Costs and estimated earnings in
           excess of billings on uncompleted
           contracts, of which $8,957 and $2,913
           relates to government
           contracts                               13,764         13,081
          Prepaid expenses and other
           current assets                           4,639          4,160

          Total current assets                    113,290         87,107

          Investments                              14,070         28,303

          Property, plant and equipment,
           at cost                                 37,775         33,873
          Less accumulated depreciation           (23,019)       (20,035)
                                                   14,756         13,838
          Intangible assets, net of
           amortization                            37,768         30,104

          Investment in financed assets             1,200         2,797

          Other assets                              3,469         3,908
                                                 $184,553      $166,057


          See accompanying notes to the consolidated condensed financial statements.




               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

                                     (unaudited)

                                    (in thousands)

                                               September 30,   December 31,
                                                   1994           1993
          LIABILITIES AND STOCKHOLDERS' EQUITY

          Current liabilities

          Current maturities of long-term debt   $ 15,301     $   6,750
          Short-term borrowings                    33,545        21,390
          Accounts payable and accrued expenses    27,654        20,256
          Billings in excess of costs and
           estimated earnings on uncompleted
           contracts                                4,086         5,487

          Total current liabilities                80,586        53,883

          Long-term debt less current maturities   17,687        36,638

          Notes payable for financed assets                         579

          Minority interests and other             11,876         3,277

          Common stock issued subject to
           repurchase obligation                    1,510         4,242

          Stockholders' equity

          Common stock                                 240          190
          Class B capital stock                          2            2
          Capital in excess of par value           119,890      106,274


          Deficit                                  (46,255)     (39,028)
          Net unrealized loss on
           available-for-sale securities              (983)
          Total stockholders' equity                72,894       67,438
                                                  $184,553     $166,057


          See accompanying notes to the consolidated condensed financial statements.







               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                     (Unaudited)
                        (in thousands, except per share data)


                                     Three months            Nine months
                                  ended September 30,    ended September 30,
                                      1994     1993         1994      1993
          Revenues
           Sales                  $ 52,340  $ 47,250   $149,763  $ 147,328
           Investment and other
            income, net               (139)   (1,163)    (2,149)     2,305
                                     52,201   46,087    147,614    149,633
          Costs and expenses
           Costs of goods sold       44,332   39,649    124,009    124,574
           Selling, general &
            administrative            8,654    9,042     26,021     27,237
           Research & development       124      223        349      2,539
           Interest                   1,453    2,173      4,407      7,133
                                     54,563   51,087    154,786    161,483
          Minority interests             86       45        (18)     2,048

          Gain on disposition of
           stock of a subsidiary
           and an affiliate                    3,795        229      3,795

          Loss before income taxes
            and extraordinary item   (2,276) ( 1,160)    (6,961)    (6,007)
          Income tax benefit
           (expense)                   (183)     579       (301)      534
          Loss before
           extraordinary item        (2,459)    (581)    (7,262)     (5,473)

          Extraordinary item
           Early extinguishment
            of debt, net of
            income tax                   35      929         35       1,156

          Net income (loss)        $ (2,424)   $ 348   $ (7,227)    $(4,317)

          Income (loss) per share
           Loss before
           extraordinary item      $   (.11)   $(.03)  $   (.35)    $  (.33)
            Extraordinary item                   .05                    .07
            Income (loss) per
             share                 $   (.11)   $ .02   $   (.35)    $  (.26)
          Dividends per share        none       none       none        none

            See accompanying notes to the consolidated condensed financial statements.

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                     (Unaudited)

                                    (in thousands)


                                                        Nine months
                                                     ended September 30,
                                                         1994    1993
          Cash flows from operations:
          Net loss                                  $ (7,227)  $(4,317)
          Adjustments to reconcile net income
           to net cash provided by (used for)
           operating activities:
           Depreciation and amortization               3,232     4,169
           Gains from early extinguishment of debt       (35)   (1,156)
           Gain from disposition of stock in
            subsidiaries                                        (3,795)
           Change in other operating assets and
            liabilities                               (6,989)    2,004
           Total adjustments                          (3,792)    1,222
           Net cash used for operations              (11,019)   (3,095)

          Cash flows from investing activities:
          Sales of certain net assets and
           businesses of a susidiary                   4,470
          Marketable securities                                    651
          Additions to property, plant & equipment    (2,266)   (3,245)
          Additions to intangible assets              (3,626)     (110)
          Change in investments and other assets, net  2,331       (81)
          Net cash provided by (used for)
           investing activities                       $  909   $(2,785)






            See accompanying notes to the consolidated condensed financial statements.







               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)

                                     (Unaudited)

                                    (in thousands)


                                                         Nine months
                                                      ended September 30,
                                                         1994    1993

          Cash flows from financing activities:

          Proceeds from short-term borrowings        $17,810    $21,624
          Repayments of short-term borrowings         (5,655)   (28,244)
          Decrease in restricted cash                             1,200
          Increase in long-term debt                   3,871     11,801
          Reduction of long-term debt                 (3,491)    (9,340)
          Exercise of common stock options and
           warrants                                      100        118
          Proceeds from issuance of stock
           by a previously consolidated
            subsidiary                                            1,408
          Proceeds from issuance of common stock         188
          Net cash provided by (used for)
           financing activities                       12,823     (1,433)
          Net increase (decrease) in cash
           and cash equivalents                        2,713     (7,313)
          Cash and cash equivalents at the
           beginning of the periods                   10,976     17,921
          Cash and cash equivalents at the
           end of the periods                       $ 13,689   $ 10,608

          Supplemental disclosures of cash
           flow information:

          Cash paid during the periods for:

            Interest                                 $ 3,198   $ 4,615
            Income taxes                             $   480   $   576




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

                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                     (Unaudited)


          1.   Inventories

               Inventories are valued at the lower of cost or market, principally using the first-in, first-out (FIFO) method. Inventories consisting of material, labor, and overhead are classified as follows (in thousands):

                                   September 30,      December 31,
                                      1994               1993
          Raw materials             $  2,842           $  2,836
          Work in process                421                675
          Finished goods              18,364             16,394
          Land held for resale         2,700              2,700
                                    $ 24,327           $ 22,605

          2.   Long-term debt

               Long-term debt consists of the following (in thousands):

                                    September 30,     December 31,
                                       1994               1993
          8% Swiss bonds            $  3,299           $  4,572
          Swiss convertible bonds     10,425             15,300
          New 5% Swiss bonds           2,080              2,300
          12% Subordinated debentures  6,788              6,829
          Other                        9,296             11,857
                                      31,888             40,858
          Less current maturities     14,201              4,220
                                    $ 17,687           $ 36,638

















               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

                                     (Unaudited)


          2.   Long-term debt (Continued)

               On June 10, 1994, the Company commenced an Exchange Offer for up to 60% of its Swiss denominated 8% Bonds due March 1, 1995, 6% Convertible Bonds due March 7, 1995, 5 % Convertible Bonds due May 9, 1995, 5 % Convertible Bonds due March 18, 1996 and 7% Dual Currency Bonds due March 18, 1996, ("the Bonds").
          The Company offered for exchange its Common Stock with a value of $1,000 for each $1,000 principal amount of the Bonds. In addition, the Company offered for exchange its Common Stock with a value of SFr. 1,000 for each SFr. 1,000 principal amount of the Bonds. Accrued interest on the Bonds accepted for exchange by the Company was paid in Common Stock of the Company. The purpose of the Exchange Offer is to reduce the Company's long-term indebtedness and related interest expense.

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

               As a result of the above transactions, the Company issued approximately 3,222,000 shares of its common stock, reduced its long-term debt by approximately $8,100,000, increased shareholders' equity by approximately $9,100,000 and will reduce its interest expense by approximately $750,000 on an annual basis. For the nine months ended September 30, 1994, the Company realized an extraordinary gain on the early extinguishment of debt, net of taxes, of $35,000.














               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

                                     (Unaudited)


          3.   General Physics Corporation

               On August 31, 1994, General Physics Corporation, a formerly 28% owned subsidiary, (GP) acquired substantially all of the operations and assets of SGLG, Inc. (SGLG) (formerly GPS Technologies, Inc.), a 92% owned subsidiary, and assumed certain liabilities of SGLG, related to its business of providing management and technical training services, and specialized engineering consulting services, to various commercial industries and to the United States government. However, for accounting and financial reporting purposes, the transaction will be treated as a reverse acquisition of GP by SGLG since, among other factors, the Company became the beneficial owner of approximately 54% of the outstanding shares of GP's common stock as a result of the transaction. The assets acquired by GP also included all of the outstanding common stock of four wholly-owned subsidiaries of
          SGLG: GPS Technologies, Inc. Federal Systems Group ("GPSTFSG"), which provides technical services to the U.S. Department of the Navy and other federal government agencies; GP Environmental Services, Inc. (GPES), which provides environmental laboratory analytical services; and General Physics Asia Pte. Ltd., located in Singapore, and General Physics (Malaysia) Sdn. Bhd., located in Malaysia, which provide operations support, engineering and technical services to power and process industries in Southeast Asia.

               The consideration paid by GP totalled approximately $36,000,000 and consisted of (a) $10,000,000 in cash, (b)
          3,500,000 shares of GP common stock, (c) GP's 6% Senior Subordinated Debentures due 2004 in the aggregate principal amount of $15,000,000 ($1,500,000 of which was paid into escrow), (valued at $10,700,000 after a $4,300,000 discount), (d) warrants to purchase an aggregate of 1,000,000 shares of GP common stock at $6.00 per share, and (e) warrants to purchase an aggregate of 475,664 shares of GP common stock at $7.00 per share. In addition, GP entered into a lease with SGLG of certain fixed assets of SGLG for a period of 10 years for an aggregate rent of $2,000,000, payable in equal quarterly installments of $50,000.








               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

                                     (Unaudited)


          3.   General Physics Corporation (Continued)


               The cash portion of the purchase price for the SGLG operations and assets was derived from funds borrowed by GP under a $20,000,000 revolving credit facility secured by liens on the assets of GPC, GPSTFSG, GPES and Inventory Management Corporation, all wholly-owned subsidiaries of GPC. The revolving credit facility was established with a bank on August 31, 1994, and permits GPC to borrow funds at a rate of interest equal to the bank's prime rate or LIBOR, plus 2.5% as determined by GP.

               Prior to the transaction, the Company directly and indirectly owned approximately 28% of the outstanding common stock of GP, and approximately 92% of the outstanding common stock of SGLG. As a result of the transaction, the Company directly or indirectly owns approximately 54% of the outstanding common stock of GP. The Company did not recognize a gain or loss on this transaction.

               The following information shows on a pro-forma basis, the results of operations as if the above transactions had occurred as of January 1, 1993 (in thousands):

                                          Nine months ended September 30,
                                               1994                1993

          Revenues                           $184,064            $197,929

          Loss before extraordinary
           item                                (7,103)             (4,879)

          Net loss                             (7,068)             (3,723)

          Loss per share before
           extraordinary item                    (.34)               (.29)

          Loss per share                         (.34)               (.22)








               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

                                     (Unaudited)

          4. Adoption of new Accounting Principle - Accounting for Certain Investments in Debt and Equity Securities

               In 1994 the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities: ("SFAS No. 115"). The Company's marketable securities consist of corporate equity securities. Under SFAS No. 115, the Company classifies these equity securities as available-for-sale and records the securities at their fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized.

               A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

               Realized gains and losses for securities classified as available-for-sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

               Marketable investment securities at December 31, 1993 consist of common stocks. Equity securities at that date are stated at the lower of aggregate cost or market value.

               The amortized cost, gross unrealized holding losses and fair value for available-for-sale securities at September 30, 1994, were as follows:

                                                   Gross
                                Amortized        Unrealized
                                  Cost         Holding Losses      Fair Value

          Available-for-sale:
          Equity Securities    $3,117,000        $(983,000)        $2,134,000





               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                              AND RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS

             The Company incurred a loss before income taxes and extraordinary item of $2,276,000 and $6,961,000 for the quarter and nine months ended September 30, 1994, as compared with a loss of $1,160,000 and $6,007,000 for the corresponding periods of 1993. The increase in the Company's loss before income taxes and extraordinary item is due to several factors. Included in investment and other income, net for the quarter and nine months ended September 30, 1994, is $351,000 and $2,363,000, respectively, of foreign currency transaction losses compared to losses of $1,442,000 and $61,000 for the corresponding periods of 1993. The reduced currency loss for the third quarter has been offset by increased losses incurred by Interferon Sciences, Inc.
          (ISI), the Company's approximately 36% owned affiliate. In addition, as a result of an Exchange Offer in July 1993 for a significant portion of its Swiss Denominated Debt, the Company realized a gain of $3,795,000 from the issuance of a portion of the Company's holdings of shares of common stock of ISI and GTS Duratek, Inc. (Duratek) during the third quarter of 1993, due to such shares being included as part of the consideration for the Exchange Offer. For the quarter and nine months ended September 30, 1994, the effect of the gain realized in 1993 was partially offset by reduced interest expense at the corporate level, as a result of reduced long-term debt, as well as increased operating profits achieved by the Optical Plastics and Physical Science Groups. At September 30, 1994, there was an aggregate of SFr. 16,672,000 of Swiss denominated indebtedness outstanding, of which SFr. 14,630,000 represents principal amount outstanding and SFr. 2,042,000 represents interest accrued thereon. At September 30, 1994, the Company had not hedged its Swiss Franc obligations. If the value of the Swiss Franc to the U.S. dollar increases, the Company will recognize transaction losses on its Swiss Franc obligations. On September 30, 1994, the value of the Swiss Franc to the U.S. dollar was approximately 1.2882 to 1. There can be no assurance that the Company will be able to swap or hedge obligations denominated in foreign currencies at prices acceptable to the Company or at all. The Company will continue to review this policy on a continuing basis.

          Sales

             For the quarter ended September 30, 1994, consolidated sales increased by $5,090,000 to $52,340,000 from the $47,250,000 recorded in the corresponding quarter of 1993. For the nine months ended September 30, 1994, consolidated sales increased by

          $2,435,000 to $149,763,000 from $147,328,000 recorded for the nine months ended September 30, 1993. The increased sales for the 1994 periods were primarily the result of increased sales within the Optical Plastics, Physical Science and the Distribution Groups, partially offset by reduced sales within the Electronics Group. The increased sales within the Physical Science Group were the result of the inclusion of General Physics Corporation (GP) in the consolidated results of the Company as of September 1, 1994 (see Note 3 to the Consolidated Condensed Financial Statements), offset by the end of a long-term staff augmentation contract at Duratek, which in turn was partially offset by increased Environmental Services revenues at Duratek, as well as the sale by SGLG, Inc. (SGLG), formerly GPS Technologies, Inc., of its interest in General Physics International Engineering and Simulation, Inc. (GPI) to a new joint venture in which GPS has a minority position, in 1994. For the quarter and nine months ended September 30, 1993, GPI had sales of $2,425,000 and $5,833,000, respectively.

          Gross margin

             Consolidated gross margin of $8,008,000, or 15%, for the quarter ended September 30, 1994 increased by $407,000 when compared to the consolidated gross margin of $7,601,000, or 16%, for the quarter ended September 30, 1993. For the nine months ended September 30, 1994, consolidated gross margin of $25,754,000 or 17% of consolidated sales increased by $3,000,000 when compared to $22,754,000 or 15% of consolidated sales earned in the nine months ended September 30, 1993. The increased gross margin for the quarter and six months ended September 30, 1994, was primarily the result of increased sales and gross margin percentage achieved by the Optical Plastics Group, as well increased gross margin achieved by the Physical Science Group due to the higher gross margin generated by Duratek's Environmental Services business, a more profitable mix of services generated by SGLG, and the gross margin earned by GP in September 1994.

          Selling, general and administrative expenses

             For the quarter and nine months ended September 30, 1994, selling, general and administrative expenses (SG&A) of $8,654,000 and $26,021,000 were $388,000 and $1,216,000 lower than the
          $9,042,000 and $27,237,000 of SG&A expenses incurred during the quarter and nine months ended September 30, 1993. The decrease in SG&A for the nine months ended September 30, 1994 was due to ISI being accounted for on the equity basis since the third quarter of 1993 and reduced costs incurred at the corporate level, partially offset by increased costs incurred by the Distribution Group.




          Research and development

             Research and development costs of $124,000 and $349,000 for the quarter and nine months ended September 30, 1994, were reduced significantly when compared to costs of $223,000 and $2,539,000 for the quarter and nine months ended September 30, 1993, as a result of ISI being accounted for on the equity basis since June 1993.

          Interest expense

             For the quarter and nine months ended September 30, 1994, interest expense was $1,453,000 and $4,407,000, compared to $2,173,000 and $7,133,000 for the third quarter and nine months ended September 30, 1993. The decreased interest expense for the periods was the result of reduced long-term debt.

          Investment and other income, net

             Investment and other income, net of $(139,000) and $(2,149,000) for the quarter and nine months ended September 30, 1994, increased by $1,024,000 and decreased by $4,454,000, respectively, as compared to $(1,163,000) and $2,305,000 for the corresponding periods of 1993. The change was principally due to the following factors; $(351,000) and $(2,363,000) of foreign currency transaction losses recognized during the quarter and nine months ended September 30, 1994, compared to losses of $(1,442,000) and $(61,000) for the corresponding periods of 1993. In addition, for the quarter and nine months ended September 30, 1994, the Company realized losses of $1,400,000 and $3,404,000, compared to $778,000 and $427,000 earned for the quarter and nine months ended September 30, 1993, respectively, relating to income of 20% to 50% owned subsidiaries, primarily as a result of ISI being accounted for on the equity basis since the third quarter of 1993.

          Adoption of new accounting principle - Accounting for certain investments in debt and equity securities

             In 1994 the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (see Note 4 of Notes to Consolidated Condensed Financial Statements). There was no material effect on the Company's financial condition or results of operations as a result of the adoption of this principle.




          NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                           LIQUIDITY AND CAPITAL RESOURCES


             The Company believes that it has sufficient cash, cash equivalents and borrowing availability under existing and potential lines of credit to satisfy its cash requirements until the first scheduled maturity of its Swiss Franc denominated indebtedness on March 1, 1995. However, in order for the Company to meet its cash needs thereafter, which include the repayment of approximately $9,614,000 of Swiss Franc denominated indebtedness scheduled to mature in 1995 and approximately $4,110,000 of Swiss Franc denominated indebtedness which is scheduled to mature in 1996, the Company must obtain additional funds from among various sources. The Company has historically reduced its long-term debt through the issuance of equity securities in exchange for long-term debt. In addition to its ability to issue equity securities, the Company believes that it has sufficient marketable long-term investments, as well as the ability to obtain additional funds from its operating subsidiaries and the potential to enter into new credit arrangements. The Company reasonably believes that it will be able to continue to accomplish some or all of the above transactions in order to fund the scheduled repayment of the Company's long-term Swiss debt in 1995.

             At September 30, 1994, the Company had cash and, cash equivalents totaling $13,689,000. GP, SGLG, American Drug Company and Duratek had cash and, cash equivalents of $560,000 at September 30, 1994. The minority interests of these four companies are owned by the general public, and therefore the assets of these subsidiaries have been dedicated to the operations of these companies and may not be readily available for the general corporate purpose of the parent.



               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                   QUALIFICATION RELATING TO FINANCIAL INFORMATION

                                  September 30, 1994



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




               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                             PART II.  OTHER INFORMATION



          Item 5.

                 The following information is provided in response to Item 7 in the Form 8-K filed on September 14, 1994.

                 a. Financial statements of business acquired:
                    The consolidated balance sheets of General Physics Corporation (GP) and subsidiaries as of December 31, 1993 and 1992, and the related statements of operations, changes in stockholders equity and cash flows for each of the years in the three-year period ended December 31, 1993, and the related notes to the consolidated financial statements, included in GP's Form 10-K dated March 29, 1994, are hereby incorporated by reference.

                 b. Pro forma financial information:
                    The following unaudited pro forma combined statements of operations have been prepared based upon the historical statements of operations of the Company and GP and give effect to the Transaction as if it had occurred on January 1, 1993 and January 1, 1994. The transaction has been accounted for using the purchase method. The Company owns approximately 54% of the outstanding shares of GP after the Transaction. The pro forma financial statements are not necessarily indicative of the actual financial position or results of operations that would have been achieved if the transactions had occurred as of or for the period indicated, or of future results that may be achieved.



               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
                          PRO FORMA STATEMENT OF OPERATIONS
                                     (unaudited)
                                    (in thousands)

                             Nine months ended September 30, 1994
                                    Actual    GP   Adjustments     Proforma

          Revenues
           Sales                 $149,763 $36,250                 $186,013
           Investment and other
            income, net            (2,149)               $200  (e)  (1,949)
                                  147,614  36,250                  184,064

          Costs and expenses
           Cost of goods sold     124,009  33,279        (952) (a) 156,336
           Selling, general &
            administrative         26,021   4,050      (1,587) (b)  28,484
           Research & development     349                              349
           Interest                 4,407                 422  (c)   4,829
                                  154,786  37,329                  189,998

          Gain on disposition of
           a subsidiary and
            an affiliate              229                              229

          Minority interests          (18)               (493) (d)    (511)

          Loss before income taxes
           and extraordinary item  (6,961) (1,079)                  (6,216)

          Income tax benefit
           (expense)                 (301)    360        (946) (f)    (887)

          Loss before
           extraordinary item      (7,262)   (719)                  (7,103)

          Early extinguishment
           of debt, net of
            income tax in 1993         35                               35

          Net loss                $(7,227)  $(719)                 $(7,068)

          Loss per  share before
           extraordinary item       $(.35)                           $(.34)

          Extraordinary item

          Net loss per share        $(.35)                           $(.34)




               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                    PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

                            Year Ended September 30, 1994

                              Adjustments (in thousands)

          (a)  To adjust cost of goods for the transaction as follows:

               Reduce salaries and benefits for
                employees not retained                                $952

          (b) To adjust selling, general and administrative expenses for the transaction as follows:

               Reduce salaries and benefits for
                employees not retained                              $1,010
               Reduce rent and related costs
                for duplicate facilities                               150
               Reduce other administrative costs
                such as insurance and professional fees                327
               Record amortization of excess cost over
                fair value of assets acquired                          (25)
               Reduce amortization of goodwill for
                the effect of the transaction                          125
                                                                    $1,587

          (c)  To adjust interest expense as follows:

               Eliminate SGLG interest                                $169
               Record interest expense on bank borrowings
                assuming $10 million at 7 %                           (591)
                                                                     $(422)

          (d)  To adjust minority interest as follows:

               Adjust minority interest related to
                businesses and assets acquired
                 from SGLG from 8% to 46%                            $(149)

               Record minority interest of 46%
                pertaining to GPC                                     (344)
                                                                     $(493)

          (e)  To adjust investment and other income, net as follows:

               Eliminate share of loss related
                to investment in GP                                   $200

          (f)  To adjust income tax expense                          $(946)


               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
                    PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                                     (unaudited)
                                    (in thousands)
                                      Year ended December 31, 1993
                                    Actual   GP    Adjustments     Proforma

          Revenues
           Sales                 $189,683 $62,402                 $252,085
           Investment and other
            income, net             3,358               $(441) (e)   2,917
                                  193,041  62,402                  255,002

          Costs and expenses
           Cost of goods sold     162,164  55,422        (744) (a) 216,842
           Selling, general &
            administrative         35,600   4,180      (2,016) (b)  37,764
           Research & development   2,847                            2,847
           Interest                 8,325                 499  (c)   8,824
                                  208,936  59,602                  266,277

          Gain on disposition of
           a subsidiary and
            an affiliate            3,795                            3,795

          Gain on issuance of
           stock of a subsidiary    1,353                            1,353

          Minority interests        2,376              (1,725) (d)     651

          Loss before income taxes
           and extraordinary item  (8,371)  2,800                   (5,476)

          Income tax benefit
           (expense)                  575  (1,037)     (1,140) (f)  (1,602)

          Income (loss) before
           extraordinary item      (7,796)  1,763                   (7,078)

          Early extinguishment
           of debt, net of
           income tax in 1993       1,819                            1,819

          Net income (loss)       $(5,977) $1,763                  $(5,259)

          Loss per  share before
           extraordinary item       $(.46)                           $(.42)

          Extraordinary item          .11                              .11

          Net loss per share        $(.35)                           $(.31)

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                    PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS

                             Year Ended December 31, 1993

                              Adjustments (in thousands)

          (a)  To adjust cost of goods for the transaction as follows:

               Reduce salaries and benefits for
                employees not retained                                $744

          (b) To adjust selling, general and administrative expenses for the transaction as follows:

               Reduce salaries and benefits for
                employees not retained                              $1,340
               Reduce rent and related costs
                for duplicate facilities                               200
               Reduce other administrative costs
                such as insurance and professional fees                339
               Record amortization of excess cost over
                fair value of assets acquired                          (33)
               Reduce amortization of goodwill for
                the effect of the transaction                          170
                                                                    $2,016

          (c)  To adjust interest expense as follows:

               Eliminate SGLG interest                                $276
               Record interest expense on bank borrowings
                assuming $10 million at 7 %                           (775)
                                                                     $(499)

          (d)  To adjust minority interest as follows:

               Adjust minority interest related to
                businesses and assets acquired
                 from SGLG from 8% to 46%                            $(260)

               Record minority interest of 46%
                pertaining to GPC                                   (1,465)
                                                                   $(1,725)

          (e)  To adjust investment and other income, net as follows:

               Eliminate share of income related to
                investment in GP                                     $(441)

          (f)  To adjust income tax expense                        $(1,140)



               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                       PART II.  OTHER INFORMATION (Continued)


          Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

               a.   Exhibits

                    None

               b.   Reports on Form 8-K

                    A report on Form 8-K dated August 31, 1994 reporting event under Item 2 was filed on September 14, 1994.




               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES



                                  September 30, 1994


                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                        NATIONAL PATENT DEVELOPMENT
                                        CORPORATION


          DATE: November 14, 1994       BY: Jerome I. Feldman
                                            President and Chief
                                            Executive Officer


          DATE: November 14, 1994       BY: Scott N. Greenberg
                                            Vice President,
                                            Chief Financial Officer



