Form 10-K
period 1994-12-31
NATIONAL PATENT DEVELOPMENT CORP
filed 1995-04-17
CIK 70415

FORM 10-K
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1994
                                          OR
               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934
                            For the transition period from       to

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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. //

          As of March 21, 1995, the aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $.01 per share, held by non-affiliates was approximately $45,327,419 based on the closing price of the Common Stock on the American Stock Exchange on March 21, 1995. None of the Class B Capital Stock, par value $.01 per share, was held by non-affiliates.

          Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the most recent practicable date.

          Class                              Outstanding at March 21, 1995
          Common Stock,
          par value $.01 per share            25,734,591 shares
          Class B Capital Stock,
          par value $.01 per share               250,000 shares

          DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's definitive Proxy Statement for its 1994 Annual Meeting of Stockholders is incorporated by reference into Part III hereof.





                                  TABLE OF CONTENTS
                                                                 Page
          PART I
               Item 1.  Business

                    (a)  General Development of Business          1
                    (b)  Financial Information About
                          Industry Segments                       2
                    (c)  Narrative Description of Business        2
                    (d)  Financial Information About Foreign
                          and Domestic Operations and Export
                          Sales                                  23

               Item 2.  Properties                               23

               Item 3.  Legal Proceedings                        23

               Item 4.  Submission of Matters to a Vote of
                        Security Holders                         23

          PART II
               Item 5.  Market for the Registrant's Common
                        Equity and Related Stockholder
                        Matters                                  24

               Item 6.  Selected Financial Data                  25

               Item 7.  Management's Discussion and Analysis of
                        Financial Condition and Results of
                        Operations                               26

               Item 8.  Financial Statements and Supplementary
                        Data                                     36

               Item 9.  Changes in and Disagreements with
                        Accountants on Accounting and
                        Financial Disclosure                     76

          PART III
               Item 10. Directors and Executive Officers
                        of the Registrant                        76

               Item 11. Executive Compensation                   76

               Item 12. Security Ownership of Certain
                        Beneficial Owners and Management         76

               Item 13. Certain Relationships and Related
                        Transactions                             76

          PART IV
               Item 14. Exhibits, Financial Statement Schedules,
                        and Reports on Form 8-K                  76



                                        PART I


          Item 1.  Business

                    (a)  General Development of Business

          National Patent Development Corporation (the "Company"), incorporated in Delaware in 1959, is primarily a holding company, which is a legal entity separate and distinct from its various operating subsidiaries. The Company's operations consist of three operating business segments: Physical Science, Distribution and Optical Plastics. The Company also has an investment in one company in the health care industry and an investment in one company in the environmental technology and consulting area. In addition, the Company owns approximately 54% of the outstanding shares of common stock in a company that distributes generic pharmaceutical products in Russia.

               The Company's Physical Science Group consists of (i)SGLG, Inc. (formerly, GPS Technologies, Inc.) ("SGLG"), an approximately 92% owned subsidiary and (ii) General Physics Corporation ("General Physics"), an approximately 51% owned subsidiary.

                General Physics provides a wide range of personnel training, engineering, environmental and technical support services to commercial nuclear and fossil power utilities, the United States Departments of Defense ("DOD") and Energy (the "DOE"), Fortune 500 companies and other commercial and governmental customers. SGLG is a holding company that has a 35% interest in GSE Systems, Inc., a software simulator company and in addition owns a small finance subsidiary.

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

               In addition, the Company has a division, Hydro Med Sciences ("HMS"), involved in the manufacture of medical devices, drugs and cosmetic polymer products.

               The Company's investment in the health care industry currently consists of approximately 31% investment in Interferon Sciences, Inc. ("ISI"). ISI is a biopharmaceutical company engaged in the manufacture and sale of ALFERON N Injection, the only product approved by the United States Food and Drug Administration ("FDA") that is based upon a natural source, multi-species alpha interferon ("Natural Alpha Interferon"). ALFERON N Injection is approved for the treatment of certain types of genital warts. ISI also is developing its existing injectable, topical, and/or oral formulations of Natural Alpha Interferon for the potential treatment of HIV, hepatitis C, hepatitis B, multiple sclerosis, cancers, and other indications.

               The Company currently owns approximately 40% of the currently outstanding shares of common stock of GTS Duratek, Inc.("Duratek"). Duratek's operations consist of two operating groups: (1) "Technology Group" (formerly Environmental Services) is engaged in converting radioactive, hazardous and mixed (both radioactive and hazardous) waste to glass, using in-furnace vitrification processes, and removing radioactive and/or hazardous contaminants from waste water and other liquids using filtration and ion exchange processes, and (2) "Services Group" (formerly Consulting and Staff Augmentation) engaged in consulting, engineering, training and staff augmentation services. Duratek provides services and technologies for various utility, industrial, governmental and commercial clients.

               The Company owns approximately 54% of the outstanding common stock of American Drug Company ("ADC"), which was organized in 1993, as a wholly-owned subsidiary of the Company to initiate marketing activities for American generic pharmaceutical and medical pharmaceutical in Russia and the Commonwealth of Independent states (the "CIS"). ADC's subsidiary, NPD Trading
          (USA) Inc. provides consulting services to Western businesses in Russia and Eastern Europe. ADC intends to make sales of American-made generic pharmaceutical and health care products for sale under its own label in Russia and the CIS.

               In December 1994, the Company decided to sell its Eastern Electronics Manufacturing Corporation subsidiary ("Eastern"), which was the only company in the electronics group. As a result of this decision, the Company has reflected Eastern as a discontinued operation.

          (b)  Financial Information About Industry Segments

               Certain financial information about business segments classes of similar products or services) is included in Note 17 of Notes to Consolidated Financial Statements.

          (c)  Narrative Description of Business






          PHYSICAL SCIENCE GROUP

          GENERAL PHYSICS CORPORATION

          General

               General Physics Corporation ("General Physics") provides a wide range of personnel training, engineering, environmental and technical support services to commercial nuclear and fossil power utilities, the United States Departments of Defense ("DOD") and Energy (the "DOE"), Fortune 500 companies and other commercial and governmental customers. General Physics believes it is a leader in the field of developing training materials, conducting training programs and providing support services to operators, technical staff and management personnel.

               In January 1994, General Physics acquired substantially all of the operating businesses of Cygna Energy Services("CES"), other than its non-nuclear seismic engineering business. CES provides design engineering, seismic engineering, materials management and safety analysis services to the commercial nuclear power industry and to the DOE.

               On August 31, l994, General Physics acquired substantially all of the assets and operations of SGLG, Inc. (formerly GPS Technologies) and certain of its subsidiaries (together the "GPST Businesses") for approximately $34 million, consisting of $10 million cash, 3,500,000 shares of General Physics common stock, warrants to acquire up to 1,000,000 shares of General Physics common stock at $6.00 per share, warrants to acquire up to 475,664 shares of General Physics common stock at $7.00 per share, and General Physics' 6% ten year senior subordinated debentures in the aggregate principal amount of $15 million. The senior subordinated debentures require payment of interest only on a quarterly basis for the first five years, quarterly installments of $525,000 principal plus interest for the next five years and the balance of $4.3 million at maturity. The fair value of the senior subordinated debentures was estimated to be $10.7 million at the date of the acquisition.

               The Company which owned approximately 92% of the GPST Businesses and 28% of General Physics prior to the transaction, owned approximately 54% of the outstanding shares of General Physics after the acquisition.

               General Physics is organized into four groups: Training and Technology, Engineering and Applied Sciences, Federal Systems and Department of Energy. General Physics performance is significantly affected by the timing of performance on contracts. Results of operations are not seasonal, since contracts are performed throughout the year.


               While General Physics continues to provide services to the DOE and DOD and the commercial nuclear power industry, it is unsure what effect cutbacks will have on future results. In response to these factors, General Physics has begun to focus its marketing resources on expanding management and technical training services to the manufacturing and process industries, and specialized engineering services to Federal agencies. During the latter part of 1994 General Physics experienced growth in these areas and anticipates future growth to come from these areas. In addition, General Physics continues to take steps to reduce costs by eliminating positions and implementing other cost cutting activities.

               The following table sets forth the approximate pro forma revenue attributable to the categories of services provided by General Physics for the year ended December 31, 1994 assuming 12 months revenue for each of SGLG and General Physics.


               (in thousands)

          Training and Technology Services                  $ 46,466
          DOD Services                                        18,078
          DOE Services                                        18,805
          Engineering Services                                31,781
          Total Revenue                                     $115,130


               General Physics currently provides services to more than 410 clients, including eight of the largest electric power companies in the United States and four prime contractors serving the DOE. During 1994, no customer accounted for more than 10% of General Physics revenue. Prior to October, 1988, when it started its DOE services business, General Physics derived virtually all of its revenue from contracts with nuclear utilities.

          TRAINING AND TECHNOLOGY GROUP

               The Training and Technology Group focuses on training and human performance improvement needs of commercial nuclear utilities, Fortune 500 and other commercial companies, and government customers, providing technical training and other technical services to customers that design, operate, and maintain equipment and facilities. This Group analyzes the human, organizational and technical issues confronting its customers and recommends solutions to improve performance.

          DOE SERVICES GROUP

               The DOE has overall responsibility for the nation's nuclear weapons complex. The operation of United States Government nuclear weapons production and waste processing facilities recently has, like the commercial nuclear power industry, come under increasingly intense public scrutiny. The DOE has since the late 1980's focused its attention upon the safe production of nuclear weapons and, in particular, the cleanup of serious pollution problems at active and inactive weapons plants in more than 30 states. As a result, the DOE has begun a research and cleanup program that it estimates could cost $200 billion or more over the next 30 years. General Physics organized its DOE services group in order to take advantage of the United States Government's increased focus on environmental, health and safety matters at DOE facilities (and the DOE's resulting desire to improve personnel training and support services to a level consistent with that of the commercial nuclear power industry). The DOE typically does not itself perform many of the tasks relating to nuclear weapons production and waste processing at these facilities; rather, it awards large, multi-year, cost-plus-award-fee prime contracts to companies such as Westinghouse, Martin Marietta and EG & G. These prime contractors, in turn, enter into a large number of contracts with firms such as General Physics to provide a wide variety of services in support of nuclear weapons production and waste processing facilities. The Group at the DOE's Savannah River site, a 300-square mile nuclear weapons production and waste processing site near Aiken, South Carolina predominantly provides professional services in such areas as the development and upgrade of detailed operating and maintenance procedures, training program design, development and accreditation assistance, maintenance engineering, technical support and quality assurance and various other engineering and operations support services. General Physics also has staff augmentation contracts at many of the DOE's research laboratories including Los Alamos National Laboratory, Princeton Plasma Physics Laboratory, Lawrence Livermore National Laboratory, and Brookhaven National Laboratory for similar services.

          ENGINEERING AND APPLIED SCIENCES GROUP

               The Engineering and Applied Sciences Group provides engineering services to the Government, utilities and petrochemical industries. Multi-discipline capabilities include environmental, mechanical, structural, chemical, electrical, and systems engineering, augmented with nondestructive examination, industrial chemistry, and computer aided design/drafting technical services. Specialized engineering expertise is recognized nationally in areas of mechanical integrity programs (including design, analysis, inspection and safety of capital intensive and inherently hazardous facilities and systems) and electric power generation (including operations, maintenance and performance engineering).

          FEDERAL SYSTEMS GROUP (FSG)

               GPS Technologies, Inc. Federal Systems Group, a wholly-owned subsidiary, provides technical services to a variety of commands within the Department of the Navy and other Federal Government agencies. These services include program management support, multi-media/video production, technical training, quality assurance and independent verification and validation of weapon systems, weapon systems life cycle support and full spectrum integrated logistics support. Major customers include: NAVAIR, NAVSEA, Naval Research, Development, Test and Evaluation Laboratories, and related Naval commands. Additionally, this Group provides services to several non-DOD agencies of the Federal Government, including the Internal Revenue Service, the Office of Personnel Management and the DOE, and to several commercial clients including Electronic Data Systems Corp. and Trane Air Conditioning.

          CONTRACTS

               General Physics is currently performing under approximately
          700 contracts.   General Physics' contracts with its clients
          provide for charges on a time-and-materials basis, a fixed-price basis or a cost-plus-fixed-fee basis. General Physics' subcontracts with the Government have predominantly been cost-plus-fixed-fee contracts and time-and-materials contracts. As with all United States Government contractors, General Physics is required to comply with the Federal Acquisition Regulations and the Government Cost Accounting Standards with respect to all of the services provided to the United States Government and agencies thereof. These Regulations and Standards govern the procurement of goods and services by the United States Government and the nature of costs that can be charged with respect to such goods and services. General Physics does not believe that complying with these Regulations and Standards places it in any competitive disadvantage. In addition, all such contracts are subject to audit by a designated government audit agency, which in most cases is the Defense Contract Audit Agency (the DCAA). Although these contracts are subject to audit, General Physics anticipates no material cost disallowances. The DCAA has audited the General Physics contracts through 1989 without any material disallowances. The following table illustrates the percentage of total pro forma revenue attributable to each type of contract for the year ended December 31, 1994 assuming 12 months for each of SGLG and General Physics.


                              Percentage of Total Revenue
                              Year Ended December 31,

                                               1994
               Time-and Materials               37%
               Fixed-Price                      39%
               Cost-plus-Fixed-Fee              24%
                                               100%

          CUSTOMERS

               General Physics provides services to more than 410 customers, including several of the largest companies in the United States. Significant customers include commercial nuclear utilities, the Department of the Navy, the Department of the Air Force, the Department of the Army, major automotive manufacturers, major defense contractors, and other United States Government agencies. Revenue from the United States Government accounted for approximately 48% of the pro forma revenue of the Company for 1994 assuming 12 months for each of SGLG and General Physics. However, such revenue was derived from many separate contracts and subcontracts with a variety of Government agencies and contractors that are regarded by General Physics as separate customers. In 1994 no other customer accounted for more than 10% of General Physics revenue.

          COMPETITION

               The principal competitive factors in General Physics markets are the experience and capability of technical personnel, performance, reputation and price. A significant factor determining the business available to General Physics and its competitors is the ability of customers to use their own personnel to perform services provided by General Physics and its competitors. Another factor affecting the competitive environment is the small, specialty companies located at or near particular customer facilities which are dedicated solely to servicing the technical needs of those particular facilities. In the DOE services industry, competition comes from a number of companies, including defense contractors, architect-engineering firms, smaller independent service companies such as the Company and small and disadvantaged businesses under Section 8(a) of the Small Business Administration Act. Competition in the industries served by the Federal Systems Group is strong and comes from large defense contractors and other service corporations, many of which have significantly greater resources than General Physics as well as competition from small and disadvantaged businesses, which receive certain preferential treatment in the awarding of government contracts.




          PERSONNEL

                As of March 1, 1995, General Physics employed 1312 persons. Many of General Physics' employees perform multiple functions depending upon changes in the mix of demand for the services provided by General Physics. None of General Physics' employees is represented by a labor union. General Physics generally has not entered into employment agreements with its employees, but has employment agreements with certain officers. General Physics believes its relations with its employees are good.

          BACKLOG

               As of December 31, 1994, General Physics' backlog for services under signed contracts and subcontracts was approximately $64,844,000 consisting of approximately $22,278,000 respectively, for the Training and Technology Group, approximately $6,613,000, for the DOE Group, approximately $25,392,000, for the Engineering and Applied Sciences Group and approximately $10,561,000, for the Federal Systems Group.
          General Physics anticipates that most of its backlog as of December 31, 1994 will be recognized as revenue during 1995; however, the rate at which services are performed under certain contracts, and thus the rate at which backlog will be recognized, is at the discretion of the client, and most contracts are, as mentioned above, subject to termination by the client upon written notice.

          ENVIRONMENTAL STATUTES AND REGULATIONS

               General Physics provides environmental engineering services to its clients, including the development and management of site environmental remediation plans. Due to the increasingly strict requirements imposed by Federal, state and local environmental laws and regulations (including without limitation, the Clean Water Act, the Clean Air Act, Superfund, the Resource Conservation and Recovery Act and the Occupational Safety and Health Act), General Physics' opportunities to provide such services may increase.

               General Physics activities in connection with providing environmental engineering services may also subject General Physics itself to such Federal, state and local environmental laws and regulations. Although General Physics subcontracts most remediation construction activities and all removal and off-site disposal and treatment of hazardous substances, General Physics could still be held liable for clean-up or violations of such laws as an "operator" or otherwise under such Federal, state and local environmental laws and regulations with respect to a site where it has provided environmental engineering and support services. General Physics believes, however, that it is in compliance in all material respects with such environmental laws and regulations.

          DISTRIBUTION GROUP

          FIVE STAR GROUP, INC.

               The Distribution Group, incorporated under the name Five Star Group, Inc. ("Five Star"), is engaged in the wholesale distribution of home decorating, hardware and finishing products. Five Star has two strategically located warehouses and office locations, with approximately 380,000 square feet of space in New Jersey and Connecticut, which enables Five Star to service the market from Maine to Virginia.

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

               The largest customer accounted for approximately 13% of Five Star's sales in 1994 and its 10 largest customers accounted for approximately 27% of such sales. No other customer accounted for in excess of 10% of Five Star's sales in 1994. All such customers are unaffiliated companies and neither Five Star nor the Company has a long-term contractual relationship with any of them.

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

               MXL is dependent upon one client which accounts for approximately 38% of MXL's total sales and another client which accounts for approximately 14% of MXL's total sales. Over the last several years, MXL has implemented a variety of programs designed to reduce its overhead expenses, enhance its processing capabilities, improve operating efficiency and expand the range of services offered to its customers.

               The Company's sales and marketing effort concentrates on industry trade shows. In addition, the Company employs one marketing and sales executive and one sales engineer.

          HYDRO MED SCIENCES

               Hydro Med Sciences ("HMS") is a division of the Company involved in the manufacture of medical devices, drugs and cosmetic polymer products. HMS was established to investigate potential uses of a unique group of polymers called HydronR in applications other than the soft contact lens area. These polymers, which absorb water without dissolving, are excellent candidates for biomedical applications.

               HMS has been involved in the development of human and veterinary drugs, as well as medical and dental devices since the early 1970's. HMS developed the Syncro-Mate BR implant which is presently manufactured by HMS and sold in the United States by Sanofi Animal Health, Inc., and is used for the synchronized breeding of bovine heifers. This product was the first veterinary drug implant to be approved by the FDA.

               HMS also commercially manufactures a solvent soluble, water insoluble HydronR polymer for use in a series of cosmetic products, such as hand and body lotions, facial, whole body and fragile eye moisturizers and sunscreens.

               HMS also has been collaborating with The Population Council on the development of an implant for humans capable of delivering luteinizing hormone releasing hormone (LHRH) at controlled therapeutic levels for one to two years. This implant is currently in Phase I clinical trials for the treatment of prostatic cancer. The purpose of this study is to determine appropriate dose and elicit any unexpected adverse reactions.

          THE COMPANY'S INVESTMENTS

          GTS DURATEK, INC.

          GENERAL

               GTS DURATEK INC. ("Duratek") was incorporated in the State of Delaware in December 1982. At December 31, 1994, Duratek was an approximately 61% controlled subsidiary of the Company. However, as of March 1 1995, the Company owned approximately 40% of the outstanding shares of common stock of Duratek.

               Duratek's operations consist of two operating groups: (i) "Technology Group" engaged in converting radioactive, hazardous and mixed (both radioactive and hazardous waste to glass, using in-furnace vitrification processes, and removing radioactive and/or hazardous contaminants from waste water and other liquids using filtration and ion exchange processes and (2) "Services Group" (formerly Consulting and Staff Augmentation)engaged in consulting, engineering, training, and staff augmentation services. Duratek provides services and technologies for various utility, industrial, governmental, and  commercial clients.

               On January 24, 1995, the Company sold 1,666,667 shares of its Duratek common stock at a price of $3.00 per share to The Carlyle Group ("Carlyle") in connection with a $16 million financing by Duratek with Carlyle, a Washington, D.C. based private merchant bank. In addition, the Company granted Carlyle an option to purchase up to an additional 500,000 shares of the Company's Duratek common stock over the next year at $3.75 per share (the "Carlyle Transaction").

               Duratek received $16 million from Carlyle in exchange for 160,000 shares of newly issued 8% cumulative convertible preferred stock (convertible into 5,333,333 shares of Duratek common stock at $3.00 per share). Duratek granted Carlyle an option to purchase up to 1,250,000 shares of newly issued Duratek common stock from Duratek over the next four years.

               As of March 1, 1995, the Company owned 3,534,972 shares of Duratek common stock (approximately 40% of the currently outstanding shares of common stock). Assuming, (i) Carlyle converted all of its cumulative convertible preferred stock into Duratek common stock and exercised its option to purchase additional shares of Duratek common stock from each of Duratek and National Patent and (ii) National Patent employees exercised their options to purchase an aggregate of 497,750 shares of Duratek common stock, the Company would own 2,537,222 shares of Duratek common stock (approximately 16.5% of the then outstanding shares of common stock).

          TECHNOLOGY GROUP

               During 1991 and 1992, Duratek and The Catholic University of America's Vitreous State Laboratory (VSL) jointly conducted bench-scale vitrification research with the U.S. Department of Energy ("DOE") waste simulants and actual DOE radioactive and mixed waste samples. This led to the l992 award of a $3.4 million DOE-funded contract to conduct a minimum additive waste stabilization (MAWS) demonstration, which enabled the Company to significantly advance the development of its vitrification technology. The MAWS project integrated soil washing, water purification, and in-furnace vitrification to reduce waste volume and then convert the reduced waste to a durable, leach-resistant form (glass) for long-term storage or burial.

               During the first half of l993, Duratek designed, built and operated a l00 kilogram-per-day pilot-scale melter at the VSL to gather test data while building a similar 300 kilogram-per-day unit at the DOE's Fernald Environmental Management Project (FEMP) for the MAWS demonstration. These melters were designated DuraMelter 100 and 300, respectively.


               Duratek engineers and operators started up the DuraMelter 300 at the FEMP in September 1993 and began conducting continuous melt campaigns with nonradioactive waste stimulants. In August 1994, following approximately one year of nonradioactive test melts, the Company operators processed about 7,000 gallons of FEMP wastes consisting of soil wash concentrates , contaminated with uranium, thorium and other heavy metals, blended with magnesium-fluoride sludge from Pit #5. Duratek thus became the first company to successfully complete a continuous vitrification run with low-level radioactive waste at a DOE site.

               The MAWS success led to a $1.2 million DOE-funded contract for Duratek and the VSL to characterize and catalog the physical and chemical properties of nationwide DOE waste streams. The data gathered will be the basis for a compositional envelope: a sophisticated computerized model which will be used to determine which waste streams can be blended in a vitrification process to achieve the MAWS goals of substantial waste volume reduction and long-term waste form stability.

               Near the end of l993, Duratek won a $13.9 million, three-year contract in competition with companies providing traditional waste stabilization methods- to stabilize 700,000 gallons of uranium-contaminated sludge at the DOE's Savannah River Site. Duratek is designing and building its first commercial-scale melter, a DuraMelter 5,000 for the project.

               In 1994, Duratek won a DOE-funded contract worth approximately $2 million to design, build and test a high-temperature melter and "gem" matching ( a device which converts the molten glass discharge stream into droplets) for Fernald Environmental Restoration Management Company's (FERMCO) CRU4 project.

          SERVICES GROUP

               The Services Group provides technical personnel to support nuclear power plant outages and operation and DOE environmental restoration projects. The group has retained its major customers: Duke Power Company, Vermont Yankee Nuclear Power "Corporation, New York Power Authority, Tennessee Valley Authority, GPU Nuclear Corporation, PECO Energy Company (formerly Philadelphia Electric Company), and FERMCO.

               Through efforts to expand its higher margin professional services business, the Services Group has increased its consulting and training sales.

               The Services Group has also aligned its services to support and complement the Technology Group's environmental restoration business. These include environmental safety and health consulting and training, hazardous materials training, quality assurance/quality control and radiological controls. Waste melter operator trainees are often recruited from the Services Group Field Work Force.

          INTERFERON SCIENCES, INC.

               Interferon Sciences, Inc. ("ISI"), which was incorporated in Delaware in May 1980, commenced operations in January 1981, by obtaining from the Company, assets relating to its programs in human alpha (leukocyte) interferon, recombinant DNA, and hybridoma technology.

               ISI is a biopharmaceutical company engaged in the manufacture and sale of ALFERON N Injection, the only product approved by the United States Food and Drug Administration ("FDA") that is based upon a natural source, multi-species alpha interferon ("Natural Alpha Interferon"). ALFERON N Injection is approved for the treatment of certain types of genital warts. ISI also is developing its existing injectable, topical, and/or oral formulations of Natural Alpha Interferon for the potential treatment of HIV, hepatitis C, hepatitis B, multiple sclerosis, cancers, and other indications. Interferons occur naturally in the body, in essence nature's own medicine. Interferons are a group of proteins produced and secreted by cells to combat diseases.

               Currently, various alpha interferon products, approved for 17 different medical uses in over 60 countries, are, as a group, one of the largest selling of all biopharmaceuticals with estimated 1994 sales approaching $2 billion. The majority of these sales consisted of sales of alpha interferon produced from genetically engineered cells (recombinant alpha interferon).

               ALFERON N Injection is approved for sale in the United States for the intralesional treatment of adults with refractory (resistant to other treatment) or recurring external genital warts. ALFERON N Injection is marketed and distributed in the United States exclusively by Purdue Pharma L.P. through its affiliate, The Purdue Frederick Company (collectively, "Purdue"). Submissions for regulatory approval to sell ALFERON N Injection for the treatment of genital warts have been filed in Austria, Canada, Hong Kong, Israel, Mexico, Singapore and the United Kingdom. Regulatory approval to sell ALFERON N Injection was recently obtained in Mexico.

               Additional products under development by ISI include ALFERON N Gel and ALFERON LDO. ALFERON N Gel is a topical interferon preparation which ISI believes has potential in the treatment of cervical dysplasia, recurrent genital herpes, other viral diseases, and cancers. ALFERON LDO is a low dose oral liquid alpha interferon formulation which ISI believes has potential for treating certain symptoms of patients infected with the HIV virus and treating other viral diseases.

          CLINICAL TRIALS SUMMARY

               In an effort to obtain approval to market Natural Alpha Interferon for additional indications in the United States and around the world, ISI is focusing its research program on conducting and planning various clinical trials for new indications.

               The table appearing below summarizes the data concerning clinical trials of ALFERON N Injection, ALFERON N Gel, and ALFERON LDO being conducted or proposed to be conducted.























          PRODUCT        POTENTIAL APPLICATION/             STATUS OF CLINICAL TRIAL(1)   SPONSOR
                         INDICATIONS

          ALFERON N      HIV  infected patients:
          Injection
                         Asymptomatic                       Initial Phase 1 completed     Walter
                                                                                          Reed(2)

                         Asymptomatic/Symptomatic           Phase 2/3 in final stages of  ISI
                                                            planning


                         Comparison of side effects in      Phase 1 completed             Purdue
                         healthy subjects with
                         recombinant alpha interferon

                         Hepatitis C                        Three multi-center Phase 2    ISI(3)
                                                            in progress

                         Kaposi's sarcoma                   Phase 2 in progress           ISI
                         (in AID's patients)

                         Small cell lung cancer             Phase 2 to commence shortly   Investi-
                                                                                          gator(5)

                         Multiple Sclerosis                 Phase 2 being planned         ISI

                         Hepatitis B                        Phase 2 proposed              (4)

          ALFERON N      Cervical dysplasia                 Phase 2 completed             ISI
          Gel
                         Cervical dysplasia                 Phase 2 to commence shortly   Investi-
                         (in HIV-infected patients)                                       igator(5)



                         Mucocutaneous herpes in            Phase 2 proposed              (4)
                         immunocompromised patients

                         Recurrent genital herpes           Phase 2 proposed              (4)

          ALFERON        HIV-infected patients              Initial Phase 2 completed     ISI
          LDO
                         HIV-infected patients              Phase 2 in final stages of    NIAID
                                                            planning

          (1)  Generally, clinical trials for pharmaceutical products are conducted in three phases. In Phase 1, studies are conducted to determine safety and tolerance. In Phase
               2, studies are conducted to gain preliminary evidence as to the efficacy of the product as well as additional safety data. In Phase 3, studies are conducted to provide sufficient data to establish safety and statistical proof of efficacy in a specific dose. Phase 3 is the final stage of such clinical studies prior to the submission of an application for approval of a new drug or licensure of a  biological product or for new uses of a previously-approved product.

          (2)  Partially funded by Purdue.

          (3)  Previously funded by Purdue; currently funded by ISI.

          (4)  The sponsor and the timing of this trial will be dependent upon future funding.

          (5)  Investigator-sponsored IND.



               In March 1995, ISI entered into an amendment of the 1994 Purdue Amendments (the "1995 Purdue Amendment") pursuant to which ISI obtained an option, exercisable until June 30, 1995, (the "Option") to reacquire the marketing and distribution rights from Purdue and Mundipharma. The 1995 Amendment provides for (i) the payment of $3 million in cash upon exercise of the option and
          (ii) the issuance of 2.5 million shares of Common Stock. Eighteen months from the date of exercise of the Option by ISI (the "Valuation Date"), the 2.5 million shares of Common Stock must have a value of at least $9 million, which value will be calculated using the average of the closing bid and asked prices of the Common Stock as quoted by NASDAQ National Market System for the ten trading days ending two days prior to the Valuation Date. In the event of a shortfall, ISI has agreed to issue a note, for such shortfall, if any, which will bear interest at the prime rate, and will become due and payable 24 months from the Valuation Date. ISI agrees that the 2.5 million shares of Common Stock will be registered and freely tradeable 18 months from the date of exercise of the ISI option. The 1995 Purdue Amendment, if exercised, would replace in its entirety the royalty obligations and the Repurchase Option contained in the 1994 Amendments with Purdue and Mundipharma.

          OTHER MARKETING AND DISTRIBUTION ARRANGEMENTS

               In February 1994, ISI entered into an exclusive distribution agreement for ALFERON N Injection in Mexico with Andromaco, a privately-held pharmaceutical company headquartered in Mexico City which specializes in oncology and immunology products.
          Under the agreement, Andromaco applied for and recently obtained approval from the Mexican regulatory authorities to sell ALFERON N Injection in Mexico. As part of the agreement, Andromaco also agreed to sponsor clinical research with ALFERON N Injection in Mexico. The agreement also establishes performance milestones for the maintenance of exclusive distribution rights by Andromaco in Mexico. In addition, ISI has a buy-out option to reacquire the marketing and distribution rights in Mexico under certain terms and conditions.

               On February 7, 1995 ISI concluded an agreement with Fujimoto Diagnostics, Inc. ("Fujimoto") of Osaka, Japan, for the commercialization of ALFERON N Injection in Japan (the "Fujimoto Agreement"). Fujimoto is affiliated with Fujimoto Pharmaceutical Company, a 60-year old company with facilities in Central Japan. The Fujimoto Agreement grants Fujimoto exclusive rights to develop, distribute and sell ALFERON N Injection and ALFERON N Gel in Japan. Pursuant to the terms of the Fujimoto Agreement, Fujimoto agreed to fund and conduct all preclinical and clinical studies required for regulatory approval in Japan. For the injectable product, ALFERON N Injection, Fujimoto will initially focus on its use for the treatment of patients infected with the hepatitis C virus. ISI will supply Fujimoto with ALFERON N

          Injection and will also manufacture and supply Fujimoto with ALFERON N Gel. The first indication to be developed for ALFERON N Gel has not yet been finalized. Fujimoto will also purchase certain quantities of ALFERON N Injection and ALFERON N Gel at agreed-upon prices during the preclinical and clinical phases. In connection with the Fujimoto Agreement, Fujimoto purchased $1,500,000 of Common Stock and agreed to purchase an additional $500,000 of Common Stock on February 6, 1996, based on the then current market price.

               Although ISI has exclusive marketing and distribution agreements with Purdue, Mundipharma, Andromaco and Fujimoto and has the right to sell ALFERON N Injection in the Returned Territories, no sales of ALFERON N Injection can be made in Canada, or the Returned Territories until such product is approved for sale in these countries. Submissions for regulatory approval to sell ALFERON N Injection for treatment of genital warts have been filed in Canada, Austria, Hong Kong, Israel, and the United Kingdom and has been obtained in Mexico. There can be no assurance, however, that any such approval will be granted.

          AMERICAN DRUG COMPANY

                American Drug Company ("ADC") was organized in 1993, as a wholly-owned subsidiary of the Company to initiate marketing activities for American generic pharmaceutical and medical products in Russia and the Commonwealth of Independent States (the "CIS"). The Company's predecessor, NPD Trading (USA), Inc. ("NPD Trading"), was formed in January 1990 as a wholly-owned subsidiary of the Company to provide consulting services to Western businesses in Russia and Eastern Europe.

               In August 1994, the Company entered into a Transfer and Distribution Agreement (the "Distribution Agreement") with ADC whereby the Company transferred to ADC, (the "Distribution") immediately prior to the closing of the Distribution, all of its interest in NPD Trading and in two newly-formed, 50% owned joint ventures, in exchange for (i) the issuance by ADC of 6,990,990 shares of Common Stock to the Company (ii) the issuance of approximately 6,017,775 shares of Common Stock to the Company's stockholders and (iii) the issuance of 6,017,775 warrants to be distributed to the Company's stockholders. Each warrant is exercisable for a period of two years commencing on August 5, 1994, at an exercise price per share of $1.00, subject to ADC's right to cancel unexercised warrants under certain circumstances. Upon the consummation of this reorganization, NPD Trading became a wholly-owned subsidiary of ADC.

                 The Distribution was at the rate of one share plus one warrant to purchase one share of common stock at an exercise price of $1.00, expiring August 5, 1996, for every four outstanding shares of Common Stock of the Company. Upon completion of the Distribution, ADC became a separate public company.

               ADC's diverse activities to date have focused on developing, and assisting Western businesses to develop, trade, manufacturing and investment opportunities in Russia, the Czech and Slovak Republics and, to a lesser extent, other countries of the CIS and Eastern Europe. ADC intends to make sales of American-made generic pharmaceutical and health care products for sale under its own label in Russia and the CIS.

               In 1993, ADC initiated activities aimed at the export of American-made generic pharmaceutical (prescription drugs and over-the-counter personal care products) and other medical products and equipment to Russia and the CIS. Among the products anticipated to be sold by ADC are antibiotic ointments, pain relief medication, vitamins, bandages, prescription injectable anti-cancer drugs, antibiotics and other prescription drugs. ADC has launched marketing operations with major Russian hospitals, individual Russian pharmacies, and other hospitals and clinics throughout the CIS, as well as with distributors in the region. ADC has initiated these operations in order to enable consumers to benefit from the superior quality and low cost of American-made generic drug and medical products in markets in which ADC believes demand for such products to be high and availability limited. ADC intends to register, market and sell a wide variety of products under its own label and to develop a distribution of its products throughout the CIS. In October 1994, ADC's "Shiny" brand baking soda toothpaste with fluoride and its "Aurora" feminine maxi pads and mini shields received medical certification by health authorities in Russia.

               ADC believes that contracting for the supply of its products enables it to avoid significant capital expenditures and the time and expense associated with the U.S. Food and Drug Administration (the "FDA") approval process. ADC has entered into some supply agreements with chemical and pharmaceutical manufacturers to date and is currently in negotiations with several others. The terms of each of these agreements may vary, but generally provide for the supply to ADC of approximately five or six generic pharmaceutical products, in a variety of potency levels, for marketing and resale under the ADC label in Russia and other states which formerly comprised the Soviet Union. The agreements generally carry a ten-year term with options to renew for successive one-year periods. They prohibit price increases on products supplied to ADC during the first year of the agreement unless a substantial increase in the price of raw materials occurs. The agreements also provide that ADC will pay all foreign registration fees and labeling costs and that the supplier will undertake the labeling and packaging of all products sold to ADC in accordance with federal regulations. In addition, the supplier represents that products will be manufactured in accordance with the good manufacturing practices established by the FDA and that it will name ADC as an additional insured on product liability policies providing sufficient coverage.

               In its four years of operation, ADC has provided through its subsidiary, NPD Trading, a broad range of business services to a significant number of American and Western corporations. ADC's employees have backgrounds in diverse disciplines, such as medicine, law, engineering, physics and international economics, which appropriately meet the industrial makeup of ADC's clients. ADC is able to provide the contacts necessary for interested clients to locate a venture partner and to establish viable financing. Recognizing that successful conclusion of project negotiations in this region often depends upon financing, ADC works closely with the U.S. Exim-Bank, OPIC, the World Bank and its affiliates, including the European Bank for Reconstruction and Development, as well as private commercial banks. Additionally, ADC advises its clients with respect to new commercial, tax, currency and other laws of Eastern Europe, as well as U.S. foreign government regulations and policies which directly affect business operations.

          RESEARCH AND DEVELOPMENT

               For the year ended December 31, 1994, NPDC incurred $431,000 as research and development costs.

          EMPLOYEES

               At December 31, 1994, the Company and its subsidiaries employed 2,368 persons, including 16 in the Company's headquarters, 1,840 in the Physical Science Group, 340 in the Distribution Group, 74 in the Optical Plastics Group and 51 at Eastern Electronics, which is a discontinued operation. Of these, 4 persons were engaged in research and development. The Company considers its employee relations to be satisfactory.


          EXECUTIVE OFFICERS

               The following table sets forth the names of the principal executive officers of the Company as of March 21, 1995 and their positions with the Company. The principal business experience of the executive officers for the last five years is also described below.

          Name                     Age       Position

          Jerome I. Feldman        66        President, Chief Executive
                                             Officer and a Director since
                                             1959

          Martin M. Pollak         67        Executive Vice President,
                                             Treasurer and a Director since
                                             1959

          Scott N. Greenberg       38        Vice President, Chief
                                             Financial Officer since 1989,
                                             and a Director since 1987

          Lawrence M. Gordon       41        General Counsel since 1986,
                                             Vice President since 1991

          Robert A. Feinberg       32        Vice President Corporate
                                             Development, since January
                                             1995


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

               Robert A. Feinberg is Vice President, Corporate Development of the Company since January 1995. From July 1990 to January 1995, Mr. Feinberg was an Assistant United States Attorney in the Criminal Division of the United States Attorney's Office for the Eastern District of New York. From October 1988 to June 1990, Mr. Feinberg was an associate with the law firm of Debevoise & Plimpton in New York City.


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

               (d) Financial Information about Foreign and Domestic operations and Export Sales. The Company has no material Foreign Operations or Export Sales.

          ITEM 2. PROPERTIES

               The following information describes the material physical properties owned or leased by the Company and its subsidiaries.

               The Company leases approximately 10,000 square feet of space for its New York City principal executive offices. The Company's Physical Science Group leases (i) approximately 78,000 square feet of an office building in Columbia, Maryland and (ii) approximately 275,000 square feet of office space at various other locations throughout the United States and (iii) 37 branch offices of General Physics occupy approximately 197,000 square feet of this space.

               The Distribution Group leases 219,000 square feet in New Jersey and 112,000 square feet in Connecticut. The Optical Plastics Group owns 33,000 square feet of office space in Lancaster, PA and 12,594 square feet of office space in Westmont, IL.

               The facilities owned or leased by NPDC are considered to be suitable and adequate for their intended uses and are considered to be well maintained and in good condition.

          ITEM 3. LEGAL PROCEEDINGS

                   The Company is not a party to any legal proceedings the outcome of which is believed by management to have a reasonable likelihood of having any material effect upon the Company's business, results of operations, or financial condition.

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

                                  Quarter     High       Low

               1994               First       4 7/8      3 7/8
                                  Second      3 15/16    2 11/16
                                  Third       3 3/8      2 5/8
                                  Fourth      2 13/16    1 1/2

               1993               First       3 5/8      2 1/2
                                  Second      4 1/4      2 1/2
                                  Third       3 3/4      2 7/8
                                  Fourth      5 3/4      3 7/16

               The number of shareholders of record of the Common Stock as of March 21, 1995 was 5,275. On March 21, 1995, the closing price of the Common Stock on the American Stock Exchange was 1 13/16. In March 1989, the Company decided to discontinue payment of its quarterly dividend because the Board of Directors believed that the resources available for the quarterly dividend would be better invested in operations and the reduction of long-term debt.

                               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

  Item 6.  Selected Financial Data

            Operating Data                         (in thousands, except per share data)

            Years ended December 31,              1994      1993      1992      1991      1990

            Revenues                          $202,966  $189,225  $196,506  $254,452  $286,639
            Sales                              204,774   185,846   189,797   251,782   286,219
            Gross margin                        32,559    26,974    29,211    35,792    42,087
            Research and development costs         431     2,847     4,645     4,651     7,892
            Interest expense                     6,458     8,199    10,866    15,438    20,261
            Income (loss) before discontinued
             operations and extraordinary
             items                             (11,397)   (6,849)  (11,578)    1,456   (33,304)
            Net income (loss)                  (13,971)   (5,977)  (11,943)    2,645   (32,738)
            Earnings (loss) per share
            Income (loss) before discontinued
             operations and extraordinary
              items                           $   (.52)  $  (.40) $   (.73) $    .10   $ (2.91)
            Net income (loss)                     (.64)     (.35)     (.76)      .17     (2.86)
            Cash dividends declared per share

            Balance Sheet Data

            December 31,                        1994      1993      1992      1991
            Cash, cash equivalents, restricted
             cash and marketable securities   $ 10,075  $ 10,976  $ 23,674  $ 35,968  $ 16,722
            Short-term borrowings               31,060    21,390    28,977    26,317    62,144
            Working capital                     25,823    33,224    44,877    55,560    25,316
            Total assets                       175,546   166,057   192,649   214,041   269,564
            Long-term debt                      31,213    40,858    61,441    70,787    91,888
            Stockholders' equity                65,165    67,438    63,823    72,405    55,416




          Item 7.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations


          RESULTS OF OPERATIONS

          Overview

          During 1994 the Company continued its overall plan of debt reduction, as well as the strengthening of its operating companies. As a result of an Exchange Offer as well as several other repurchases from various bondholders throughout the year, (See Note 10 to Notes to Consolidated Financial Statements) the Company was able to significantly reduce its Swiss Debt by approximately $6,716,000. In addition, in the first quarter of 1995, the Company repurchased an additional SFr. 8,386,000 of Swiss Debt. At March 24, 1995 the Company had approximately $3,700,000 of Swiss Debt due in 1995 and approximately $3,300,000 of Swiss Debt due in 1996. The continuing reduction of the Company's long-term debt has resulted in reduced interest expense at the Corporate level. In September 1994, the Company strengthened one of its core operating companies when General Physics Corporation (GP) acquired substantially all the assets of SGLG, Inc. (formerly GPS Technologies, Inc) (See Note 2 to Consolidated Financial Statements).

          In 1994, the loss before income taxes, discontinued operation and extraordinary item was $10,648,000, as compared to a loss of $7,424,000 in 1993. The increase in the loss is due to several factors. Investment and other income (expense), net, decreased from $3,379,000 in 1993 to a loss of $1,808,000 in 1994. The
          $5,187,000 reduction is due to a foreign currency transaction loss of $2,124,000 realized in 1994 as compared to a net foreign currency transaction gain of $901,000 realized in 1993, related to the Company's decision not to hedge its Swiss denominated debt, as well as increased losses incurred on investments in 20% to 50% owned subsidiaries due to increased losses attributable to the Company's 36% investment in Interferon Sciences, Inc. (ISI). The loss recognized in 1994 relating to ISI was $4,409,000, compared to $1,599,000 in 1993. In 1993, an additional $2,074,000 of ISI's loss was included in the Company's consolidated results of operations through September 1993, when the Company's investment in ISI fell below 50%. The increased loss incurred on investments in 20% to 50% subsidiaries was partially offset by gains realized on the sale of certain investments. In addition, in 1993 the Company realized a $3,975,000 gain from the transfer in an Exchange Offer of a portion of the Company's holdings of shares of ISI and GTS Duratek, Inc.'s (Duratek) common stock and an additional $1,353,000 on the issuance of common stock and common stock warrants by Duratek, relating to its acquisition of an option to acquire certain technologies relating to the vitrification of certain medical wastes. The above losses were partially offset by increased operating profits at the Optical Plastics and Physical Science Groups due to increased sales and gross margin percentage and dollars within both groups. The Optical Plastics Group, which is MXL Industries, Inc. (MXL), the Company's injection molding and coating subsidiary, experienced increased operating profits due to both increased sales and gross margin percentage. The Physical Science Group was comprised of GP and Duratek. GP provides engineering, environmental, training, analytical and technical support services to the commercial power industries, the US government and industry in general. Duratek provides cleanup and vitrification of radioactive or contaminated waste streams, as well as services to various utilities, the government and commercial clients. The Distribution Group, which is the Five Star Group, Inc. (Five Star), the Company's distributor of home decorating, hardware and finishing products, had reduced operating profits as a result of costs incurred to close its Long Island, New York warehouse and consolidate its sales volume into Five Star's New Jersey facility.

          In 1993, the loss before income taxes, discontinued operation and extraordinary item was $7,424,000, as compared to a loss of $11,151,000 in 1992. The decrease in the loss in 1993 is due to several factors. As a result of the Exchange Offer discussed above, the Company realized a $3,795,000 gain from the transfer of a portion of the Company's holdings of shares of ISI and Duratek common stock. In addition, the Company realized a gain of $1,353,000 on the issuance of common stock and common stock warrants by Duratek. The Health Care Group experienced reduced operating losses in 1993. The Health Care Group, which was comprised of the results of ISI, experienced reduced operating losses in 1993 as a result of ISI being accounted for on the equity basis commencing in the third quarter of 1993. The above improvements in 1993 were partially offset by reduced operating profits at the Distribution and Physical Science Groups, in addition to a foreign currency transaction gain of $901,000 realized in 1993 as compared to a net foreign currency transaction gain of $3,362,000 realized in 1992, relating to the Company's decision not to hedge its Swiss denominated debt. The Distribution Group had reduced operating profits as a result of reduced gross margin percentages and increased operating costs. The Physical Science Group had reduced operating profits as a result of losses incurred by Duratek due to reduced revenues and gross margin percentages achieved. The Optical Plastics Group had a marginal decrease in operating profits.



          Sales

          Consolidated sales from continuing operations decreased by $3,951,000 in 1993 to $185,846,000 and increased by $18,928,000 in 1994 to $204,774,000. In 1994, the Company achieved increased sales in the Physical Science, Distribution and Optical Plastics Groups. In 1993 the reduced sales were the result of reduced sales in the Physical Science and Health Care Groups, partially offset by increased sales achieved by the Distribution Group.

          The Physical Science Group's sales decreased from $109,303,000 in 1992 to $102,977,000 in 1993 and increased to $118,421,000 in
          1994. The increased sales of $15,444,000 in 1994 were the result of consolidating the sales of GP since September 1, 1994 (See
          Note 2 to the consolidated Financial Statements). In addition, Duratek also achieved increased sales as a result of work performed under a three year contract to construct a vitrification facility for the conversion of mixed waste into stable glass. The reduced sales of $6,326,000 in 1993 were primarily attributable to reduced sales achieved by Duratek as a result of reduced revenues generated by its consulting and staff augmentation business, as a result of a reduced demand for services provided to nuclear utilities. In addition, Duratek's sales decreased as a result of reduced revenues achieved by the environmental services business due to delays in the award of certain technology contracts by the Department of Energy.

          The Distribution Group sales increased from $68,450,000 in 1992 to $74,109,000 in 1993 and to $75,551,000 in 1994. The increase of $1,442,000 in 1994 was due to the continued growth of the hardware business. The increase of $5,659,000, or 8% in 1993 was due to reduced competition in one of Five Star's geographic regions, as well as continued growth in the hardware business, which was introduced in 1992.

          The Health Care Group sales decreased from $4,042,000 in 1992 to zero in 1993 and 1994. The reduction in sales in 1993 was due to ISI not having any sales of its product, ALFERONR N Injection, in 1993. As a result of the Exchange Offer, through which the Company's interest in ISI fell below 50%, ISI is currently being accounted for on the equity basis. In 1994, the results of ISI were recorded on the equity basis, and therefore, its sales were not included with those of the Company.

          The Optical Plastics Group sales decreased from $7,862,000 in 1992 to $7,817,000 in 1993 and increased to $9,290,000 in 1994.
          The increased sales in 1994 was the result of increased orders from MXL's largest customer, due to increased worldwide demand for its product.


          Gross margin

          Consolidated gross margin was $29,211,000 or 15% of net sales in 1992, $26,974,000 or 14% in 1993 and $32,559,000 or 16% in 1994.
          The increased gross margin of $5,585,000 in 1994 occurred primarily within the Optical Plastics and Physical Science Groups. In 1993, the decrease in gross margin of $2,237,000 occurred within the Health Care, Distribution and Physical Science Groups.

          The Physical Science Group gross margin decreased from $13,728,000 or 13% of net sales in 1992 to $12,941,000, or 13%
          in 1993 and increased to $16,670,000 or 14% in 1994.  In 1994, the increased gross margin was attributable to both GP and Duratek. GP realized increased gross margin due to higher revenues, reduced overhead and higher direct labor utilization. Duratek realized increased gross margin in 1994 as a result of increased sales as well as higher margins achieved on both technology and services contracts. In 1993, the reduced gross margin was primarily attributable to reduced gross margins achieved by Duratek as a result of reduced sales as well as a decrease in the gross margin percentage achieved within Duratek's consulting and staff augmentation business because of increasing competitive pressures within the industry. The reduced gross margin achieved by Duratek was partially offset by SGLG, which generated increased gross margins as a result of an improved mix of services during 1993.

          The Distribution Group gross margin decreased from $12,355,000 or 18% of sales in 1992 to $11,718,000 or 16% in 1993 and increased to $11,785,000 or 16% in 1994. In 1994, the increased gross margin was due to increased sales. The gross margin in 1994 was affected by increased warehousing costs incurred as a result of the decision to close Five Star's New York facility and to consolidate its operations into the New Jersey facility. The increased warehousing costs were partially offset by increased margins achieved due to changes in merchandising practices. In 1995, the Group has started taking steps to reduce its warehousing costs through the implementation of advanced warehouse management systems. In 1993, the reduced gross margin was the result of the reduced gross margin percentage achieved in 1993. The reduced gross margin percentage in 1993 was the result of a change in the product mix as well as competitive price pressures within the industry.

          The Health Care Group gross margin decreased from $358,000 or 9% of net sales in 1992 to $(699,000) in 1993. The negative gross margin in 1993 was the result of facility costs incurred by ISI, notwithstanding the suspension of production, and lack of sales of ALFERONR N Injection during 1993. As a result of the Exchange

          Offer in 1993, through which the Company's interest in ISI fell below 50%, ISI is currently being accounted for on the equity basis.

          The Optical Plastics Group gross margin decreased from $2,740,000 or 35% of net sales in 1992 to $2,642,000 or 34% of net sales in 1993 and increased to $3,635,000 or 39% of net sales in 1994.
          The small decrease in gross margin in 1993 was the result of marginally reduced sales and gross margin percentage. In 1994, the increased gross margin was the result of increased sales as well as an improved mix of products.

          Investment and other income (expense), net

          Investment and other income (expense) was $6,709,000 in 1992, $3,379,000 in 1993 and $(1,808,000) in 1994, respectively. In
          1994, the $5,187,000 reduction in Investment and other income (expense), net was due to two factors. The Company realized a foreign currency transaction loss of $2,124,000 in 1994, as compared to a net foreign currency transaction gain of $901,000 realized in 1993, related to the Company's decision not to hedge its Swiss denominated debt. In addition, the Company recognized increased losses on their investments in 20% to 50% owned subsidiaries as a result of the Company's share of ISI's loss, which was $4,409,000, being included in Investment and other income (expense), net for the year ended December 31, 1994. In 1993, the results of ISI were consolidated with the Company for the first nine months of the year, until the Company's ownership fell below 50%. The results of operations for ISI have been accounted for on the equity method since the fourth quarter of 1993, and the Company recognized a $1,599,000 loss in 1993 related to its equity investment in ISI. The above losses were partially offset by increased gains realized on the sale of certain investments in 1994. In 1993, the decrease in Investment and other income (expense), net, was primarily attributable to a net foreign currency transaction gain of $901,000 in 1993 as compared to a gain of $3,362,000 in 1992. In addition, in 1993 the Company realized reduced revenues relating to interest income, and in the equity in earnings of 20% to 50% owned subsidiaries as compared to 1992. These decreases were partially offset by reserves taken and losses realized by the Company on certain assets and investments in 1992. The reserves were taken in 1992 due primarily to reduced values and impairments relating to long-term investments and related assets accounted for on the cost basis. The Company evaluates its long-term investments at least annually. An investment is written down or written off if it is judged to have sustained a decline in value which is other than temporary. In 1992, the estimated residual value of a 19% interest in, and advances to, a vendor and distributor of pay telephones totaling $175,000, which was based upon estimated proceeds on liquidation of telephone equipment, was written off since it was determined that such sales could not be consummated. Additionally, in 1992, the Company fully reserved its investment of $305,000 in a medical blood center company. The blood center company ceased operations in 1992 as its major investor, a large financial institution, decided to no longer provide financing and working capital. In prior years, the blood center company received substantial funding for its centers and the financial institution provided working capital and equity financing. In 1992, a number of other relatively small investments were written off or written down because the Company's periodic evaluations indicated declines in value which were judged to be other than temporary.

          At December 31, 1994, there was an aggregate of SFr. 15,963,000 of Swiss denominated indebtedness outstanding, of which SFr. 14,084,000 represents principal amount outstanding and SFr. 1,879,000 represents interest accrued thereon. Foreign currency valuation fluctuations may adversely affect the results of operations and financial condition of the Company. In order to protect itself against currency valuation fluctuations, the Company has at times swapped or hedged a portion of its obliga-tions denominated in Swiss Francs. At December 31, 1994, the Company had not hedged its Swiss Franc obligations. If the value of the Swiss Franc to the U.S. Dollar increases, the Company will recognize transaction losses on the portion of its Swiss Franc obligations which are not hedged. On December 31, 1994, the value of the Swiss Franc to the U.S. Dollar was 1.308 to 1.
          There can be no assurance that the Company will be able to swap or hedge obligations denominated in foreign currencies at prices acceptable to the Company or at all. The Company will continue to review this policy on a continuing basis. As of March 24, 1995 the Company had reduced the aggregate principal amount outstanding to SFr. 5,749,000.

          Selling, general, and administrative expenses

          Selling, general and administrative expenses (SG&A) decreased from $34,352,000 in 1992 to $34,255,000 in 1993 and increased to
          $34,301,000 in 1994. In 1994, the marginal increase was primarily the result of increased general and administrative expenses incurred by the Distribution Group, primarily as a result of costs associated with the closing of Five Star's New York warehouse and the consolidation of the New York sales and operations into the New Jersey facility, as well as increased depreciation and amortization expense. Five Star has taken steps in 1995 to reduce their overall level of general & administrative costs. American Drug Company (ADC) also incurred increased SG&A as a result of increased consulting expenses and costs related to the opening and staffing of the Moscow office. ADC is the

          Company's 54% owned subsidiary which exports American made generic and prescription drugs and over-the-counter healthcare products in both Russia and the Commonwealth of Independent States. The increased general & administrative costs at Five Star and ADC were partially mitigated by ISI being accounted for on the equity basis since the third quarter of 1993 and reduced costs incurred at the corporate level. In 1993, the decrease in SG&A was primarily attributable to ISI being accounted for on the equity basis during the third quarter of 1993, as a result of the Exchange Offer discussed above, in which the Company's interest in ISI fell below 50%. The reduced SG&A within the Health Care Group in 1993 was partially offset by increased SG&A incurred by the Distribution and Physical Science Groups. The increased SG&A at The Physical Science Group was due to increased operating costs and the increased SG&A at the Distribution Group was the result of the large increase in sales which led to increased selling expenses, as well as additional costs incurred by Five Star to support the growth in sales. The Optical Plastics Group had a marginal increase in SG&A in 1993.

          Research and development costs

          The Company's research and development activities are conducted both internally and under various types of arrangements at outside facilities. Research and development costs, which were primarily attributable to ISI, were $4,645,000, $2,847,000 and $431,000 for 1992, 1993 and 1994, respectively. In 1993, the reduced research and development costs were the result of the Company's ownership in ISI falling below 50% in the third quarter of 1993. Due to the Exchange Offer discussed above the Company began accounting for ISI on the equity method from that time.

          Interest expense

          Interest expense aggregated $10,866,000 in 1992, $8,199,000 in 1993 and $6,458,000 in 1994. The reduced interest expense in 1993 and the further reduction in 1994, was the result of the Company's continuing successful effort to reduce its interest expense at the corporate level due to reduced interest on the Company's Swiss Debt obligations due to the Exchange Offers in 1993 and 1994, as well as the Company's practice of repurchasing Swiss Debt from time to time.

          Income taxes and accounting developments

          Income tax expense (benefit) from operations for 1992, 1993 and 1994 was $427,000, $(575,000) and $749,000, respectively.

          In 1994, the Company recorded an income tax expense of $749,000. The current income tax provision of $283,000 represents the estimated taxes payable by the Company for the year ended December 31, 1994. The deferred income tax provision of $466,000 represents the deferred taxes of GP, the Company's 51% owned subsidiary.

          In 1993, the Company recorded an income tax benefit of $1,043,000, of which $973,000 relates to Federal income taxes, in continuing operations as a result of the income tax expense allocated to the extraordinary gain recognized on the early extinguishment of debt under the provisions of FASB No. 109.

          In 1992, the Company's loss before income taxes from operations exceeded its gains from extraordinary items: therefore, pursuant to accounting policies of the Company then in effect under APB No. 11, "Accounting for Income Taxes", no income tax expense applicable to such extraordinary gains was recognized. The income tax expense for 1992 of $427,000 represents state and local income taxes.

          As of December 31, 1994, the Company has approximately
          $23,920,000 of consolidated net operating losses available for Federal income tax purposes.

          Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". There was no material effect on the Company's financial condition or results of operations as a result of the adoption of this principle.

          Liquidity and capital resources

          At December 31, 1994, the Company had cash and cash equivalents totaling $10,075,000. GP, SGLG, ADC and Duratek had cash and cash equivalents of $412,000 at December 31, 1994. The minority interests of these companies are owned by the general public, and therefore, the assets of these subsidiaries have been dedicated to the operations of these companies and may not be readily available for the general corporate purposes of the parent. At March 24, 1995 the Company had cash, cash equivalents and marketable securities totaling $10,000,000, of which the Company's publicly held subsidiaries, GP, SGLG, and ADC had cash, cash equivalents and marketable securities totaling $66,000. In addition, MXL had cash, cash equivalents and marketable securities totaling $1,153,000, which is not available to the Company due to restrictions within MXL's Line of credit agreement (See Note 8 to the Consolidated Financial Statements).

          The Company has sufficient cash, cash equivalents and marketable securities and borrowing availability under existing and potential lines of credit to satisfy its cash requirements for its Swiss Franc denominated indebtedness due in 1995, which totaled approximately $3,700,000 at March 24, 1995. As of April 3, 1995, the Company had not yet paid approximately $3,000,000 of such indebtedness which was due in March 1995
          (See Note 10(a) to the Consolidated Financial Statements).
          In order for the Company to meet its long-term cash needs, which include the repayment of approximately $3,300,000 of Dual Currency and Swiss Franc denominated indebtedness scheduled to mature in 1996, the Company must obtain additional funds from among various sources. The
          Company has historically reduced its long-term debt through the issuance of equity securities in exchange for long-term debt. In addition to its ability to issue equity securities, the Company believes that it has sufficient marketable long-term investments, as well as the ability to obtain additional funds from its operating subsidiaries and the potential to enter into new credit arrangements. The Company reasonably believes that it will be able to accomplish some or all of the above transactions in order to fund the scheduled repayment of the Company's long-term Swiss debt in 1996.

          For the year ended December 31, 1994, the Company's working capital decreased by $7,401,000 to $25,823,000, reflecting the effect of increased current maturities of long-term debt and short-term borrowings, partially offset by increased current assets related to GP. Consolidated cash and cash equivalents decreased by $901,000 to $10,075,000 at December 31, 1994.

          The decrease in cash and cash equivalents of $901,000 in 1994 primarily resulted from the effect of cash used, in operations of $4,918,000 and investing activities of $4,696,000, partially offset by cash provided by financing activities of $8,713,000. Cash used in operations was primarily required to fund the operating loss for the year. The cash used in investing activities was for increases in investments in property, plant and equipment and intangible assets, partially offset by cash provided from the sale of certain assets and businesses of a subsidiary. Financing activities consisted primarily of repayments and reductions in short-term borrowings and repayments of long-term debt, offset by proceeds from short-term borrowings and long-term debt. At December 31, 1994, the Company at the parent company level had substantially exhausted its ability to borrow funds from its subsidiaries under their respective line of credit arrangements.

          The Company's principal manufacturing facilities were constructed subsequent to 1976 and management does not anticipate having to replace major facilities in the near term. As of December 31,

          1994, the Company has not contractually committed itself for any other new major capital expenditures.


          Item 8.  Financial Statements and Supplementary Data

                                                                   Page


          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

          Independent Auditors' Report                              37

          Financial Statements:
             Consolidated Balance Sheets - December 31, 1994
              and 1993                                              38

             Consolidated Statements of Operations - Years ended
              December 31, 1994, 1993, and 1992                     40

             Consolidated Statements of Changes in Stockholders'
              Equity - Years ended December 31, 1994, 1993,
               and 1992                                             41

             Consolidated Statements of Cash Flows - Years ended
              December 31, 1994, 1993, and 1992                     43

             Notes to Consolidated Financial Statements             46

          SUPPLEMENTARY DATA (Unaudited)

             Selected Quarterly Financial Data                      75




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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Patent Development Corporation and subsidiaries at December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

          As discussed in Note 19, the Company has adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity
          Securities," as of January 1, 1994.

                                             KPMG Peat Marwick LLP

          New York, New York
          April 3, 1995


              NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS




                                                          (in thousands)
          December 31,                                     1994      1993
          Assets
          Current assets
          Cash and cash equivalents                    $ 10,075  $ 10,976
          Accounts and other receivables (of which
           $15,152 and $7,694 are from government
           contracts) less allowance for doubtful
           accounts of $2,092 and $1,689                 52,487    36,285
          Inventories                                    20,642    22,605
          Costs and estimated earnings in excess of
           billings on uncompleted contracts, of which
           $6,897 and $2,913 relates to government
           contracts                                     15,237    13,081
          Prepaid expenses and other current assets       6,770     4,160
          Total current assets                          105,211    87,107
          Investments and advances                       11,600    28,303
          Property, plant and equipment, at cost         37,423    33,873
          Less accumulated depreciation and
           amortization                                 (22,843)  (20,035)
                                                         14,580    13,838
          Intangible assets, net of accumulated
           amortization of $26,970 and $24,691
          Goodwill                                       35,986    25,463
          Patents, licenses and deferred charges          1,039     4,641
                                                         37,025    30,104

          Investment in financed assets                     684     2,797

          Other assets                                    6,446     3,908
                                                       $175,546  $166,057

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS (Continued)

                (in thousands, except shares and par value per share)

          December 31,                                     1994      1993
          Liabilities and Stockholders' Equity
          Current liabilities
          Current maturities of long-term debt        $  14,279  $  6,750
          Short-term borrowings                          31,060    21,390
          Accounts payable and accrued expenses          27,958    20,256
          Billings in excess of costs and estimated
           earnings on uncompleted contracts              6,091     5,487
          Total current liabilities                      79,388    53,883

          Long-term debt less current maturities         17,513    36,638

          Notes payable for financed assets                           579

          Minority interests                             11,970     3,277

          Commitments and contingencies

          Common stock issued subject to
           repurchase obligation                          1,510     4,242

          Stockholders' equity
          Preferred stock, authorized 10,000,000
           shares, par value $.01 per share, none
           issued
          Common stock, authorized 40,000,000
           and 30,000,000 shares, par value
           $.01 per share, issued 24,140,757
           and 19,023,357 shares (of which 22,645
           shares are held in treasury)                     241       190
          Class B capital stock, authorized 2,800,000
           shares, par value $.01 per share, issued
           and outstanding 250,000 shares                     2         2
          Capital in excess of par value                119,856   106,274
          Deficit                                       (53,151)  (39,028)
          Net unrealized loss on
           available-for-sale securities                 (1,783)
          Total stockholders' equity                     65,165    67,438
                                                       $175,546  $166,057


             See accompanying notes to consolidated financial statements.


               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except per share data)

          Years ended December 31,             1994      1993       1992
          Revenues
          Sales                            $204,774  $185,846   $189,797
          Investment and other income
           (expense), net (including
           interest income of $360,
           $875 and $1,275)                  (1,808)    3,379      6,709
                                            202,966   189,225    196,506
          Costs and expenses
          Cost of goods sold                172,215   158,872    160,586
          Selling, general and
           administrative                    34,301    34,255     34,352
          Research and development              431     2,847      4,645
          Interest                            6,458     8,199     10,866
                                            213,405   204,173    210,449
          Gain on disposition of stock of
           a subsidiary and an affiliate                3,795
          Gain on issuance of stock by a
           subsidiary                                   1,353
          Minority interests                   (209)    2,376      2,792
          Loss before income taxes,
           discontinued operation
           and extraordinary item           (10,648)   (7,424)   (11,151)
          Income tax expense (benefit)          749      (575)       427
          Loss before discontinued operation
           and extraordinary item           (11,397)   (6,849)   (11,578)

          Discontinued operation
          Loss from discontinued operation   (2,574)     (947)    (2,027)
          Loss before extraordinary item    (13,971)   (7,796)   (13,605)

          Extraordinary item
          Early extinguishment of debt,
           net of income tax in 1993                    1,819      1,662

          Net loss                        $ (13,971) $ (5,977)  $(11,943)
          Loss per share
          Loss before discontinued
           operation and extraordinary
           item                            $   (.52)  $  (.40)  $   (.73)
          Discontinued operation               (.12)     (.06)      (.13)
          Extraordinary item                              .11        .10
          Net loss per share               $   (.64) $   (.35)  $   (.76)

             See accompanying notes to consolidated financial statements.

                           NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
                          Consolidated Statements of Changes in Stockholders' Equity

                                 Years ended December 31, 1994, 1993, and 1992

                   (in thousands, except shares, par value per share and per share amounts)


                                                                              Net
                                                                           unrealized
                                              Class B  Capital in
                                      Common  capital     excess
                                      stock    stock      of par           for-sales    stock    holders'
                                  ($.01 Par)($.01 Par)    value    Deficit securities  at cost  equity
     Balance at December 31, 1991     $ 151      $   2  $ 94,828  $(21,108)           $ (1,468)  $72,405
     Exercise of stock options
      and warrants                        2                  280                                     282
     Issuances of treasury stock
      (102,772 common shares)                             (1,074)                        1,468       394
     Net loss                                                      (11,943)                      (11,943)
     Conversion of 12% Debentures         1                  164                                     165
     Issuance of stock in
      connection with Swiss Bonds         2                  911                                     913
     Effect of exercise of
      warrants to purchase the
      stock of a subsidiary                                  674                                     674
     Shares issuable in
      settlement of debt                                     186                                     186
     Issuance and sale of
      common stock                        3                  744                                     747
     Balance at December 31, 1992       159          2    96,713   (33,051)                       63,823
     Exercise of stock options
      and warrants                        2                  410                                     412
     Net loss                                                       (5,977)                       (5,977)
     Conversion of 12% Debentures                             82                                      82
     Issuance of stock
      in connection with
      Swiss Bonds                        26                8,694                                   8,720
     Issuance and sale of
      common stock                        3                  375                                     378

                           NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
                    Consolidated Statements of Changes in Stockholders' Equity (Continued)

                                 Years ended December 31, 1994, 1993, and 1992

                   (in thousands, except shares, par value per share and per share amounts)


                                                                               Net
                                                                           unrealized
                                              Class B  Capital in
                                      Common  capital     excess           available-  Treasury    stock-
                                       stock   stock      of par            for-sales   stock    holders'
                                  ($.01 Par)($.01 Par)     value   Deficit securities   at cost  equity

     Balance at December 31, 1993       190         2    106,274   (39,028)                       67,438
     Implementation of SFAS 115                                                1,157               1,157
     Exercise of stock options
      and warrants                        1                   98                                      99
     Issuance of stock in
      connection with
      Swiss Bonds                        42                9,953                                   9,995
     Transfer from common stock issued
      subject to repurchase obligation    5                2,727                                   2,732
     Conversion of 12% Debentures                             35                                      35
     Distribution of shares in
      a subsidiary                                                    (152)                         (152)
     Issuance and sale of
      common stock                        3                  769                                     772
     Net unrealized loss on
      available-for-sales securities                                          (2,940)             (2,940)
     Net loss                                                      (13,971)                      (13,971)
     Balance at December 31, 1994     $ 241    $    2   $119,856  $(53,151)  $(1,783)            $65,165


                         See accompanying notes to consolidated financial statements.





               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS



          (in thousands)
          Years ended December 31,               1994      1993     1992

          Cash flows from operations:

          Net loss                         $  (13,971) $ (5,977)  $(11,943)
          Adjustments to reconcile net
           loss to net cash used
           in operating activities:
           Provision for discontinued
           operation                            1,570
           Depreciation and amortization        6,063     5,296      6,107
           Income tax benefit allocated to
            continuing operations                        (1,043)
           Gain from early extinguishment
            of debt, net of income
            tax in 1993                                  (1,819)    (1,662)
           Gain on disposition of stock of a
            subsidiary and an affiliate                  (3,795)
           Gain on issuance of stock by
            a subsidiary                                 (1,353)
           Changes in other operating items,
            net of effect of acquisitions
            and disposals:
           Accounts and other receivables      (3,887)    4,817       1,641
           Inventories                          1,163      (381)     (2,223)
           Costs and estimated earnings in
            excess of billings on
            uncompleted contracts               1,349    (2,379)     (2,012)
           Prepaid expenses and other
            current assets                       (817)      (44)        279
           Accounts payable and accrued
            expenses                            4,626     2,680        (341)
           Billings in excess of costs and
            estimated earnings on
            uncompleted contracts              (1,014)    1,491      (1,861)
           Income taxes payable                                         (25)
          Net cash used in operations        $ (4,918) $ (2,507)    $(12,040)




               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

          (in thousands)
          Years ended December 31,               1994      1993     1992

          Cash flows from investing activities:

          Sales of certain net assets and
           businesses of a subsidiary         $ 4,470  $        $
          Proceeds from sale of an investment                      4,500
          Marketable securities                             651    2,419
          Additions to property, plant and
           equipment                           (4,006)   (2,077)  (3,399)
          Additions to intangible assets       (5,824)     (303)  (1,339)
          Reduction of (additions to)
           investments and other assets           664      (864)   3,096
          Net cash provided by (used in)
           investing activities                (4,696)   (2,593)   5,277

          Cash flows from financing activities:

          Repayments of short-term
           borrowings                          (5,650)  (28,011)  (6,150)
          Proceeds from short-term borrowing   15,320    20,424    8,810
          Decrease in restricted cash                     1,200    3,800
          Proceeds from issuance of
           long-term debt                       3,638    10,973      203
          Reduction of long-term debt          (4,882)   (8,515)  (6,244)
          Repayments of notes payable for
           financed assets                                           (28)
          Proceeds from issuance of
           common stock                           188       198
          Proceeds from issuance of stock
           by a subsidiary                                1,473
          Exercise of common stock options
           and warrants                            99       413      282
          Issuance of treasury stock                                  15
          Net cash provided by (used in)
           financing activities                 8,713    (1,845)     688
          Net decrease in cash
           and cash equivalents                  (901)   (6,945)  (6,075)
          Cash and cash equivalents at
           beginning of year                   10,976    17,921   23,996
          Cash and cash equivalents
           at end of year                    $ 10,075  $ 10,976 $ 17,921




               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)






          (in thousands)
          Years ended December 31,               1994      1993     1992
          Supplemental disclosures of
           cash flow information:

          Cash paid during the year for:
           Interest                         $   4,147   $ 5,344 $  8,324
           Income taxes                     $     607   $   692 $    703
          Supplemental schedule of
           noncash transactions:


          Reduction of debt                 $   9,167   $21,900  $  1,819
          Issuances of treasury stock                             (1,468)
          Additions to other assets
           and prepaid expenses                   100       179      130
          Reduction of accounts payable           267                597
          Reduction of accrued interest payable 1,045       607
          Issuances of common stock           (10,579)   (8,981)  (1,078)

          Issuance of long-term debt                     (3,006)
          Common stock issued subject
           to repurchase obligation                      (4,242)
          Gain on disposition of stock of a
           subsidiary and an affiliate                   (3,795)
          Gain on exchange of debt before
           income tax effect                             (2,662)




             See accompanying notes to consolidated financial statements.

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                      Notes to Consolidated Financial Statements

          1.  Summary of significant accounting policies

          Principles of consolidation and investments. The consolidated financial statements include the operations of National Patent Development Corporation and its majority-owned subsidiaries (the Company). Investments in 20% - 50% owned companies are accounted for on the equity basis. All significant intercompany balances and transactions have been eliminated in consolidation.

          Statements of cash flows. For purposes of the statements of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less from purchase date to be cash equivalents.

          Marketable investment securities. Marketable investment securities at December 31, 1994 consist of U.S. corporate equity securities. The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (Statement 115) at January 1, 1994. Under Statement 115, the Company classifies its marketable equity securities as available-for-sale.

          Inventories. Inventories are valued at the lower of cost or market, principally using the first-in, first-out (FIFO) method.

          Foreign currency transactions.  The Company's Swiss Bonds (see
          Note 10) are subject to currency fluctuations and the Company has hedged portions of such debt from time to time. During the years ended December 31, 1994, 1993, and 1992, the Company realized foreign currency transaction gains (losses) of $(2,124,000), $901,000 and $3,362,000, respectively. These amounts are included in Investment and other income (expense), net. At December 31, 1994, the Company had not hedged its Swiss Franc obligations.

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

          Property, plant and equipment. Property, plant and equipment are carried at cost. Major additions and improvements are capitalized while maintenance and repairs which do not extend the lives of the assets are expensed currently. Gain or loss on the disposition of property, plant and equipment is recognized in operations when realized.

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

          Treasury stock. Treasury stock is recorded at cost. Reissuances of treasury stock are valued at market value at the date of reissuance. The cost of the treasury stock is relieved from the treasury stock account and the difference between the cost and market value is recorded as additional paid in capital.

          Sales of stock by a subsidiary. The Company records in the Consolidated Statements of Operations any gain or loss realized when a subsidiary sells its shares at an offering price which differs from the Company's carrying amount per share of such subsidiary's stock.

          Income taxes. The Company files a consolidated Federal income tax return that includes each domestic subsidiary in which the Company has at least 80% voting control. The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", effective January 1, 1993. Adoption of the new Statement did not have a significant effect on the Company's financial condition or results of operations.

          Income (loss) per share. Per share data is based on the weighted average number of shares outstanding, including Class B capital stock, and dilutive common stock equivalents. Presentation of fully diluted earnings per share is not required because the effect is less than 3% or is antidilutive. The weighted average number of shares outstanding for the years ended December 31, 1994, 1993 and 1992 was 21,724,665, 17,125,900 and 15,771,301,
          respectively.

          2.   General Physics Corporation

               On August 31, 1994, General Physics Corporation, a formerly 28% owned affiliate, (GP) acquired substantially all of the operations and assets of SGLG, Inc. (SGLG) (formerly GPS Technologies, Inc.), a 92% owned subsidiary, and assumed certain liabilities of SGLG, related to its business of providing management and technical training services, and specialized engineering consulting services, to various commercial industries and to the United States government. However, for accounting and financial reporting purposes, the transaction has been treated as a reverse acquisition of GP by SGLG since, among other factors, the Company became the beneficial owner of approximately 54% of the outstanding shares of GP's common stock as a result of the transaction. The assets acquired by GP also included all of the outstanding common stock of four wholly-owned subsidiaries of
          SGLG: GPS Technologies, Inc. Federal Systems Group (GPSTFSG), which provides technical services to the U.S. Department of the Navy and other federal government agencies; GP Environmental Services, Inc. (GPES), which provides environmental laboratory analytical services; and General Physics Asia Pte. Ltd., located in Singapore, and General Physics (Malaysia) Sdn. Bhd., located in Malaysia, which provide operations support, engineering and technical services to power and process industries in Southeast Asia.

               The consideration paid by GP totaled approximately $34,000,000 and consisted of (a) $10,000,000 in cash, (b)
          3,500,000 shares of GP common stock, (c) GP's 6% Senior Subordinated Debentures due 2004 in the aggregate principal amount of $15,000,000 ($1,500,000 of which was paid into escrow), (valued at $10,700,000 after a $4,300,000 discount), (d) warrants to purchase an aggregate of 1,000,000 shares of GP common stock at $6.00 per share, and (e) warrants to purchase an aggregate of 475,664 shares of GP common stock at $7.00 per share. In addition, GP entered into a lease with SGLG of certain fixed assets of SGLG for a period of 10 years for an aggregate rent of $2,000,000, payable in equal quarterly installments of $50,000. The Company did not recognize a gain or loss on this transaction.

               The cash portion of the purchase price for the SGLG operations and assets was derived from funds borrowed by GP under a $20,000,000 revolving credit facility secured by liens on the assets of GP, GPSTFSG, GPES and Inventory Management Corporation, all wholly-owned subsidiaries of GP. The revolving credit facility was established with a bank on August 31, 1994, and permits GPC to borrow funds at a rate of interest equal to the bank's prime rate or LIBOR, as determined by GP.

               Prior to the transaction, the Company directly and indirectly owned approximately 28% of the outstanding common stock of GP, and approximately 92% of the outstanding common stock of SGLG. The Company currently owns directly or indirectly approximately 51% of the outstanding common stock of GP.

               In December 1994, as part of the above transaction, SGLG distributed its shares of GTS Duratek, Inc. (Duratek) common stock, totaling 3,950,000 shares, on a pro rata basis to its shareholders. Therefore, the Company received 3,630,538 shares of Duratek, and the minority shareholders received the remaining 319,462 shares.

               From October 3, 1991 through August 31, 1994, the Company's investment in GP has been accounted for on the equity basis and the Company's share of GP's income (loss) for the eight months ended August 31, 1994 and the years ended December 31, 1993 and 1992 in the amount of $(719,000), $316,000 and $(144,000), respectively, after the amortization of the underlying goodwill, was included in the caption "Investment and other income (expense), net" appearing in the consolidated statements of operations. The financial position and results of operations of SGLG were included in the consolidated accounts of the Company for the years ended December 31, 1992, 1993 and 1994.


               The following information shows on a pro forma basis, the results of operations for the Company as if the above transaction had occurred as of January 1, 1993 (in thousands):

                                             Year ended December 31,
                                                1994         1993
                                                   (unaudited)

          Revenues                           $239,416      $251,187

          Loss before discontinued
          operation and extraordinary item    (11,238)       (6,132)

          Net loss                            (13,812)       (5,260)

          Loss per share before discontinued
           operation and extraordinary item      (.52)         (.36)

          Loss per share                         (.64)         (.31)

          The above pro forma information is not necessarily indicative of the actual financial position or results of operations that would have been achieved if the transactions had occurred as of or for the period indicated, or of future results that may be achieved.

          3. GTS Duratek, Inc.

               On January 24, 1995, the Company sold 1,666,667 shares of common stock of its subsidiary, GTS Duratek,Inc. (Duratek) at a price of $3.00 per share to The Carlyle Group (Carlyle) in connection with a $16 million financing by Duratek with Carlyle, a Washington, D.C. based private merchant bank. In addition, the Company granted Carlyle an option to purchase up to an additional 500,000 shares of the Company's Duratek common stock over the next year at $3.75 per share.

               Duratek received $16 million from Carlyle in exchange for 160,000 shares of newly issued 8% cumulative convertible preferred stock (convertible into 5,333,333 shares of Duratek common stock at $3.00 per share). Duratek granted Carlyle an option to purchase up to 1,250,000 shares of newly issued Duratek common stock from Duratek over the next four years.

               As a result of the above transaction, the Company owns 3,534,972 shares of Duratek's common stock (approximately 40% of the outstanding shares of common stock). As a result of the Company's ownership in Duratek falling below 50%, commencing on January 24, 1995 the Company will account for its investment in Duratek on the equity basis.


          In connection with the transaction, Carlyle will have the right, through its preferred stock, to elect a majority of Duratek's Board of Directors. Upon conversion of the preferred stock, Carlyle would own approximately 50% of Duratek's common stock if all of its options are exercised.

          On November 2, 1990, Duratek purchased General Technical Services, Inc. (GTS) from GP for a purchase price of $7,500,000 in cash, 3,500,000 shares of Duratek's common stock and a $1,250,000 note. GTS, based in Columbia, Maryland, is a supplier of consulting and staff augmentation services to utilities, Government agencies, and commercial businesses. On December 31, 1992, Duratek issued 450,000 shares of Duratek common stock to GP in exchange for the $1,250,000 note and $150,000 of accrued interest. In 1993, the Company distributed 667,134 shares of Duratek stock as part of an Exchange Offer (See Note 10(b)). In December 1994, SGLG distributed all its Duratek shares to its shareholders on a pro rata basis, (See Note 2), thereby, reducing the Company's voting percentage. Duratek also provides environmental services which includes the cleanup of water and other liquids containing radioactive and/or hazardous (mixed waste) contaminants and in-furnace vitrification for long-term stabilization of such waste.

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

          4. Interferon Sciences, Inc.

          At March 31, 1995, Interferon Sciences, Inc. (ISI) is a 31% owned affiliate of the Company. It is engaged in the manufacture and sale of ALFERONR N Injection, ISI's first product commercially approved by the FDA for the treatment of recurring and refractory external genital warts, and the research and development of other alpha interferon based products for the treatment of viral diseases, cancers and diseases of the immune system. At December 31, 1994, the Company owned 36% of ISI.

          On July 12, 1993, the Company commenced an Exchange Offer for its Swiss Franc denominated Bonds and its Dual Currency Bonds. (See
          Note 10(b)). As a result of the inclusion of a portion of the Company's shares of Common Stock of ISI as part of the consideration in the Exchange Offer, the Company's ownership in ISI fell below 50%, and therefore, commencing during the third quarter of 1993, the Company accounted for the results of ISI on the equity basis. The Company's investment in ISI of approximately $2,224,000 as of December 31, 1994 is included in "Investments and Advances" on the Consolidated Balance Sheet of which $1,072,000 represents the Company's percentage of underlying net assets and $1,152,000 represents goodwill. At December 31, 1994, the Company owned 6,975,000 shares of ISI, with a market value of $9,373,000. The Company's share of ISI's loss included in Investment and other income (expense), net is $4,409,000 in 1994.

          Condensed financial information for ISI is as follows as of December 31, 1994 and 1993 and for the years then ended (in thousands):
                                                  1994    1993


               Total assets                     $8,182   $20,301
               Stockholders' equity              2,979    17,131
               Revenues                          1,166        51
               Net loss                        (12,078)   (8,460)

          5. American Drug Company

          The Company owns approximately 54% of the outstanding common stock of American Drug Company (ADC), which was organized in 1993, as a wholly-owned subsidiary of the Company to initiate marketing activities for American generic pharmaceutical and medical pharmaceuticals in Russia and the Commonwealth of Independent States (the "CIS"). ADC's subsidiary, NPD Trading
          (USA), Inc. provides consulting services to Western businesses in Russia and Eastern Europe. ADC intends to make sales of American-made generic pharmaceutical and health care products for sale under its own label in Russia and the CIS.


          In August 1994, pursuant to a Transfer and Distribution Agreement, the Company distributed 46% of its interest in ADC to the Company's shareholders. In addition, ADC issued warrants to the Company's shareholders to purchase its stock for a period of two years, subject to cancellation under certain circumstances.

          6. Inventories

          Inventories, consisting of material, labor and overhead, are classified as follows (in thousands):

          December 31,                           1994        1993
          Raw materials                      $  1,973   $   2,836
          Work in process                         462         675
          Finished goods                       15,557      16,394
          Land held for resale                  2,650       2,700
                                             $ 20,642    $ 22,605

          7. Property, plant and equipment

          Property, plant and equipment consists of the following
          (in thousands):

          December 31,                           1994        1993

          Land                               $    173   $     173
          Buildings and improvements            1,367       1,365
          Machinery and equipment              16,357      19,308
          Furniture and fixtures               14,650       7,951
          Leasehold improvements                4,876       5,076
                                               37,423      33,873
           Accumulated depreciation and
           amortization                       (22,843)    (20,035)
                                             $ 14,580    $ 13,838

          8. Short-term borrowings

          Short-term borrowings are as follows (in thousands):

          December 31,                           1994        1993

          Line of Credit Agreement (a)       $ 12,409     $11,732
          Revolving Credit and Term Loan
           Agreement (b)                                    5,650
          Revolving Loan and Line of Credit
           Arrangements (c)                       920         898
          Revolving Line of Credit
           Agreement (d)                        7,631       3,110
          Revolving Credit Agreement (e)       10,100
                                             $ 31,060    $ 21,390

          (a) In April 1993, Five Star Group, Inc. (Five Star) and MXL Industries, Inc. (MXL) each entered into a revolving credit and term loan agreement (the "Five Star Loan Agreement" and "MXL Loan Agreement"). The Five Star Loan Agreement provided for a $20,000,000 revolving credit facility (the "Five Star Revolving Credit Facility") and a $5,000,000 term loan (the "Five Star Term Loan"). The Five Star Revolving Credit Facility is a three year committed facility which allows Five Star to borrow amounts equal to 50% of Eligible Inventory (as defined) and 75% of Eligible Receivables (as defined) at an interest rate of 1% in excess of the prime rate. At December 31, 1994, the interest rate was 9.5%. As of December 31, 1994, $12,409,000 was borrowed under the Five Star Revolving Credit Facility and Five Star had no additional availability.

          The Five Star Term Loan is repayable in 10 quarterly payments of approximately $417,000 which commenced October 31, 1993, and a final payment of approximately $830,000 on April 30, 1996. The Five Star Term Loan bears interest at 1.375% in excess of the prime rate, and was 9.875% at December 31, 1994. The Five Star Revolving Credit Agreement and the Five Star Term Loan are secured by all of the assets of Five Star and 1,359,375 shares of common stock of ISI and 1,062,500 shares of common stock of GP, which were contributed to Five Star in connection with the forgoing transactions. At December 31, 1994, $2,916,000 was outstanding under the Five Star Term Loan.

          The MXL Loan Agreement provides for a $1,500,000 revolving credit facility (the "MXL Revolving Credit Facility") and a $4,500,000 term loan (the "MXL Term Loan"). The MXL Revolving Credit Facility is a three year committed facility which allows MXL to borrow amounts equal to 25% of Eligible Inventory (as defined) and 80% of Eligible Receivables (as defined) at an interest rate of 1% in excess of the prime rate. As of December 31, 1994, there were no borrowings under the MXL Revolving Credit Facility and the balance of the MXL Term Loan was $2,625,000. The MXL Term Loan is repayable in 10 quarterly payments of approximately $375,000, which commenced on October 31, 1993 with a final payment of $750,000 on April 30, 1996. The MXL Term Loan bears interest at 1.375% in excess of the prime rate, and was 9.875% at December 31, 1994. The facilities are secured by all of the assets (other than certain equipment) of MXL and by 815,625 shares of common stock of ISI and 637,500 shares of common stock of GP, which were contributed to MXL in connection with the forgoing transactions.

          The Five Star Revolving Credit Facility and Five Star Term Loan and the MXL Revolving Credit Agreement and MXL Term Loan are guaranteed by the Company. As additional collateral for the above agreements, the Company has provided SFr. 6,582,000 principal amount of the Company's Swiss Bonds, which had been reacquired by the Company from the bondholders, but not cancelled. In April 1993, $4,196,000 of the proceeds were used to repay the balance of a revolving credit and term loan agreement entered into by the Company. The Agreements, among other things, limit the amount that Five Star and MXL may borrow from other sources,the amount and nature of certain expenditures, acquisitions and sales of assets, and the amount that Five Star and MXL can loan or dividend to the Company. The agreements have several covenants, including provisions regarding working capital, tangible net worth, leverage and cash flow ratios. As of March 31, 1995 the Company was not in compliance with certain provisions as a result of the non-payment of approximately $3,000,000 of Swiss Bonds. Management has advised the bank of such violations and has obtained a waiver.

          (b) On June 30, 1993, SGLG entered into a new three year $10,000,000 credit facility, which replaced a previous agreement. The credit facility was secured by the accounts receivable and fixed assets of SGLG. The initial $5,000,000 of the credit facility was fixed at an interest rate of 7.98% and the second $5,000,000 of the credit facility bore interest at a rate equal to 1.25% in excess of the bank's prime rate. At December 31, 1993, $5,650,000 was borrowed under the credit facility. As a result of the acquisition by GP on August 31,1994 of substantially all the assets and operations of SGLG (see Note 2) the balance of the credit facility was repaid.

          (c) In August 1991, Eastern Electronics Manufacturing Corporation (Eastern) assigned the outstanding balance on its line of credit with a bank to a finance company, with whom Eastern entered into a Security Agreement. Under the terms of the Agreement, Eastern can borrow up to 80% of the net amount of eligible and outstanding accounts receivable, as defined, at an interest rate of 5 1/2% over the prime rate of interest (14% at December 31, 1994). At December 31, 1994, $920,000 was borrowed under the Agreement.

          (d) On February 9, 1993, Duratek entered into a $7,000,000 Revolving Line of Credit (the Line) and a $400,000 Loans to Facility (the Facility) for fixed asset purchases with a commercial bank. On June 11, 1993, the Line was increased to $7,750,000 and the Facility was increased to $750,000. Term Loans under the Facility will be due over a 36 month period from the date of issue and bear interest at the bank's prime rate plus 1.5%. The Facility is secured by the specific fixed assets financed under the Facility. The Line bears interest at the bank's prime interest rate plus 1% and is secured by the accounts receivable, inventory and property, plant and equipment of Duratek. The Line requires Duratek to meet certain covenants concerning, among other things, minimum tangible net worth, total liabilities to tangible net worth, and profitability. It also contains limitations with respect to dividends or other distributions to stockholders, mergers, acquisitions, and research and development expenses. At December 31, 1994, borrowings were $7,631,000 under the Line and $425,000 is outstanding under the Facility. In January 1995, Duratek used proceeds from the Carlyle financing (See Note 3) to retire amounts outstanding under the Line. On February 2, 1995, Duratek had $7,000,000 available under the Line.

          (e) On August 31, 1994, GP entered into a $20,000,000 secured revolving credit agreement with a commercial bank. Borrowings under this agreement bear interest at the prime rate, which was 8.5% at December 31, 1994. This agreement contained certain covenants, which among other things, limit the amount and nature of certain expenditures and requires GP to maintain certain financial ratios. There were available borrowings of approximately $7,900,000, based upon 80% of available accounts receivable, under this agreement at December 31, 1994.

          9. Accounts payable and accrued expenses

          Accounts payable and accrued expenses are comprised of the following (in thousands):

          December 31,                               1994       1993

          Accounts payable                       $ 15,371   $ 10,234
          Payroll and related costs                 4,098      4,202
          Interest                                  1,882      1,369
          Other                                     6,607      4,451
                                                 $ 27,958   $ 20,256
          10. Long-term debt

             Long-term debt is comprised of the following (in thousands):


          December 31,                               1994       1993

          5% Convertible Bonds due 1999 (b)      $  2,129   $  2,300
          8% Swiss Bonds due 1995 (a)(c)            2,999      4,572
          6% Convertible Swiss Bonds
           due 1995 (a)(d)                          4,036      5,815
          5.75% Convertible Swiss Bonds
           due 1995 (d)                             2,014      2,370
          5.625% Convertible Swiss Bonds
           due 1996 (e)                             1,716      3,189
          7% Dual Currency Convertible Bonds
           due 1996 (e)                             2,391      3,926

          12% Subordinated Debentures
           due 1997 (f)                             6,783      6,829
          Term loan with banks (Note 8(a))          5,541      8,708
          Senior Subordinated Debentures (g)          801
          Notes payable in connection with
           settlement of litigation (h)               745        951
          Equipment lease obligations (*)           2,058      2,198
                                                   31,213     40,858
          Less current maturities                  13,700      4,220
                                                 $ 17,513   $ 36,638

          (*) Secured by assets held under capital lease obligations.

          (a) On June 10, 1994, the Company commenced an Exchange Offer for up to 60% of its Swiss denominated 8% Bonds due March 1, 1995, 6% Convertible Bonds due March 7, 1995, 5.75% Convertible Bonds due May 9, 1995, 5.625% Convertible Bonds due March 18, 1996 and 7% Dual Currency Bonds due March 18, 1996, ("the Bonds"). The Company offered for exchange its Common Stock with a value of $1,000 for each $1,000 principal amount of the Bonds. In addition, the Company offered for exchange its Common Stock with a value of SFr. 1,000 for each SFr. 1,000 principal amount of the Bonds. Accrued interest on the Bonds accepted for exchange by the Company was paid in Common Stock of the Company. The purpose of the Exchange Offer was to reduce the Company's long-term indebtedness and related interest expense.

          In July, as a result of the Exchange Offer, the Company received an aggregate of SFr. 2,569,000 principal amount of its Swiss denominated bonds and $1,377,000 of its 7% Dual Currency Convertible Bonds. In addition, the Company completed four private transactions for SFr. 6,971,000 principal amount of its Swiss denominated bonds and $159,000 of its 7% Dual Currency Convertible Bonds.

          As a result of the above transactions, the Company issued approximately 3,406,000 shares of its common stock and reduced its long-term debt by approximately $8,582,000.

          In the first quarter of 1995, the Company repurchased SFr. 8,386,000 of its Swiss denominated bonds and $309,000 of its Dual Currency Bonds, in exchange for a combination of cash, the Company's common stock and notes. At March 24, 1995, the Company had SFr. 4,434,000 and $2,082,000 due in 1995, and SFr. 1,415,000
          due in 1996.

          The Company did not pay the balance of approximately $3,000,000 due on its 8% and 6% Swiss Bonds in March 1995; however, the Company is conducting discussions with the trustee for the Swiss bond holders. The Company believes that it will be able to enter into an agreement for the repayment of such Swiss Bonds. At April 3, 1995, the Company has sufficient cash and cash equivalents available to repay its Swiss Bonds due in 1995.

          (b) The Company commenced an Exchange Offer on July 12, 1993, for any and all of the Bonds. The purpose of the Exchange Offer was to reduce the Company's long-term indebtedness and related interest expense.

               The consideration offered by the Company for each SFr. 1,000 principal amount of the Bonds validly tendered and not withdrawn prior to the Expiration Date (August 19, 1993) was: a) 5% U.S. dollar denominated Convertible Bonds of the Company due August 31, 1999 (the "New 5% Bonds") in a principal amount of $130 and convertible into 30 shares of the Company's Common Stock ("Common Stock"), b) 54 shares of Common Stock, c) 26 shares of Common Stock of ISI (the "ISI Common Stock"), d) 26 shares of Common Stock of Duratek (the "Duratek Common Stock") and e) $43 in cash.

               The consideration offered by the Company for each $1,000 principal amount of the Bonds validly tendered and not withdrawn prior to the Expiration Date was: a) New 5% Bonds in a principal amount of $200 and convertible into 46 shares of Common Stock, b) 81 shares of Common Stock, c) 39 shares of ISI Common Stock, d) 39 shares of Duratek Common Stock and e) $60 in cash.

               On the Expiration Date the Company accepted the following amounts of Old Bonds for exchange: SFr. 3,640,000 of the 6% Bonds due March 7, 1995, SFr. 1,125,000 of the 5.75% Bonds due May 9, 1995, SFr. 2,765,000 of the 5.625% Bonds due March 18, 1996, SFr.
          16,806,000 of the 8% Bonds due March 1, 1995 and $882,000 of the 7% Bonds due March 18, 1996. Under the terms of the Offer, which included all unpaid accrued interest thereon, the Company issued the following amounts of consideration to the exchanging bondholders: a) 1,385,586 shares of Common Stock, valued at $5,582,000, b) 667,134 shares of ISI Common Stock, valued at $2,536,000, c) 667,134 shares of Duratek Common Stock, valued at $2,536,000, d) $3,340,080 principal amount of New 5% Bonds which will be convertible into 767,833 shares of the Common Stock, and
          e) $1,099,368 in cash. The Company recorded an original issue discount on the New 5% Bonds of 10%. At December 31, 1994, $2,309,000 of the New 5% Bonds were outstanding.

               As a result of the Exchange Offer, in 1993 the Company realized a gain of $3,795,000 from the issuance of the ISI and Duratek Common Stock, and an extraordinary gain from the early extinguishment of debt, before income tax effect, of $1,227,000.

          (c) On December 20, 1989, in exchange for Swiss Francs (SFr.) 32,420,000 ($20,318,000) of its 6% Convertible Swiss Bonds due

          March 7, 1995, SFr. 26,335,000 ($16,515,000) of its 5.75%
          Convertible Swiss Bonds due May 9, 1995, and SFr. 26,685,000 ($16,734,000) of its 5.625% Convertible Swiss Bonds due March 18, 1996, (collectively, the Old Bonds), each in the principal amount of SFr. 5,000, plus all unpaid accrued interest thereon, the Company issued: (a) SFr. 51,264,000 ($32,140,000) of its 8% Swiss
          Bonds due March 1, 1995, each in the principal amount of SFr. 3,000, (the New Bonds) of which SFr. 2,389,000 are outstanding at December 31, 1994, (b) 17,088 Reset Warrants, each of which entitles the holder to purchase 75 shares of the Company's common stock, at a price determined by formula, exercisable until March 1, 1995, (c) 17,088 Common Stock Warrants, each of which entitles the holder to acquire without further consideration shares of the Company's common stock with a market value of SFr. 250, exercisable until March 1, 1995, and (d) SFr. 750 in cash.

          The Company recorded an original issue discount on the New Bonds of 40%, based upon exchange values estimated by the Swiss exchange agent. Expenses of the exchange offer totaled
          $2,116,000. The discount and the offering expenses, which have been deferred, are being amortized over the term of the New Bonds.

          (d) On March 7, 1985, the Company issued, pursuant to a Swiss Public Bond Issue Agreement, 6% Convertible Bonds due March 7, 1995 representing an aggregate principal amount of SFr. 60,000,000, of which SFr. 5,280,000 are outstanding as of December 31, 1994 (see (a) and (b) above). The outstanding bonds are convertible into 90,816 shares of the Company's common stock at any time prior to February 10, 1995 at a conversion price of approximately $44.45 per share based on an exchange rate of SFr.
          1.308 per U.S. $1.00. In addition, on May 9, 1985, the Company issued, pursuant to a second Swiss Public Bond Issue Agreement, 5.75% Convertible Bonds due May 9, 1995, representing an aggregate principal amount of SFr. 50,000,000, of which SFr. 2,635,000 are outstanding as of December 31, 1994 (see (a) and
          (b) above). These outstanding bonds are convertible into 56,389 shares of the Company's common stock at a conversion price of $35.73 per share based on an exchange rate of SFr. 1.308 per U.S. $1.00 at any time prior to April 22, 1995.

          (e) On March 18, 1986, the Company issued, pursuant to a third Swiss Public Bond Issue Agreement, 5.625% Convertible Bonds payable in 1996, representing an aggregate principal amount of SFr. 50,000,000, of which SFr. 2,245,000 are currently outstanding (see (a), (b) and (c) above). Additionally, the Company issued 7% Dual Currency Convertible Bonds, payable in 1996, representing an aggregate principal amount of SFr. 25,000,000, but payable at maturity at the fixed amount of $15,000,000. The outstanding Bonds are convertible into 120,862 shares of the Company's common stock at any time prior to March 8, 1996 at a conversion price of $39.41 per share based on an exchange rate of SFr 1.308 per U.S. $1.00. Under certain circumstances, the Company may redeem all of the Bonds (but not a part only) at a redemption price equal to par value. The Dual Currency Bonds were issued as part of the Company's overall financing strategy, without any intent to either speculate in foreign exchange or to hedge any existing foreign currency exposure. It is the Company's policy to record periodic interest expense on the Dual Currency Bonds at the then current exchange rate. At December 31, 1994 and 1993, based on year end exchange rates, the effective rates of interest would be approximately 9% and 8%, respectively. At December 31, 1994, the effective rate of interest of approximately 9% would result in an additional $55,000 of interest expense per year, through March 1996.

          On August 10, 1990, the Company completed an Exchange Offer pursuant to which it received $4,659,000 of its 7% Dual Currency Convertible Bonds due March 18, 1996 (Bonds). In exchange, the Company issued 540,444 shares of its Common Stock and warrants to purchase 465,900 shares of the Common Stock, par value $.01 per share, of ISI, the Company's affiliate, exercisable at a price of $6.88 per share until August 16, 1992. The Exchange Offer was completed on August 10, 1990 and the Company recorded an extraordinary gain of $1,477,000 on the early extinguishment of the Bonds. During February 1992, ISI called the warrants, resulting in net proceeds to ISI of $2,956,000 from the issuance of 432,600 shares of ISI common stock upon exercise of the warrants.

          In addition to the bonds exchanged (see (a), (b) and (c) above), during 1994, 1993 and 1992 the Company repurchased a portion of each of the Swiss Public Bond Issues as well as Dual Currency Convertible Bonds. Extraordinary gains from the early extinguishment of the Bonds in all such transactions amounted to zero, $1,819,000 (net of income taxes) and $1,662,000, in 1994,
          1993 and 1992, respectively.

          (f) During the third quarter of 1987, the Company issued $12,500,000 of Subordinated Debentures (Debentures) which mature in 1997. Each $100 principal amount Debenture was sold with warrants to purchase four shares of the Company's common stock at a price of $18.50 per share. Expenses of the offering amounted to approximately $1,908,000 and as of December 31, 1994 and 1993, the unamortized balances of such expenses were $308,000 and $432,000. In connection with the terms of the Debentures, the Company is subject to certain covenants which limit the amount that may be used for the payment of dividends and for the purchase of the Company's outstanding equity securities (common or Class B). In September 1990, under the terms of an Indenture, the Debentures became exchangeable for the Company's Common Stock, for the remaining term of the Debentures, at a price of approximately $5.00 per share. In 1994 and 1993, $35,000 and $82,000, respectively, of Debentures were converted into 7,042 and 16,579 shares, respectively, of the Company's Common Stock. At December 31, 1994, the Debentures are convertible into approximately 1,365,000 shares of the Company's Common Stock.

          (g) In August 1994, GP, as a result of the acquisition of substantially all the assets of SGLG (See Note 2), issued $15 million of 6% Senior Subordinated Debentures, which have a carrying value of $10,813,000, net of a debt discount of $4,187,000. The debentures are unsecured and require payments of interest only on a quarterly basis through June 30, 1999, quarterly principal installments of $525,000 plus interest through June 30, 2004 and the balance of $4.5 million on June 30, 2004. The debentures are subordinated to borrowings under the line of credit agreement. At December 31, 1994, the carrying value of the debentures held by the Company was $10,012,000, which was eliminated in consolidation, and the remaining $801,000 of debentures were held by the minority shareholders of SGLG.

          (h) In March 1987, the Company and Ryder International Corporation (Ryder) agreed to a settlement of litigation relating to the Company's CaridexR system. Under the terms of the settlement agreement, the Company agreed to pay Ryder amongst other things, $300,000 per year (in cash or common stock of the Company) for a ten year period commencing January 15, 1988, the present value of which is discounted at 10%, and included in long-term debt.

          Aggregate annual maturities of long-term debt outstanding at December 31, 1994 for each of the next five years are as follows (in thousands):

                    1995                     $ 13,700
                    1996                        7,351
                    1997                        7,188
                    1998                           44
                    1999                        2,249

          11. Investment in finance subsidiaries

          SGLG, Inc. (formerly GPS Technologies, Inc., See Note 2) through two subsidiaries, has entered into long-term agreements with two domestic utilities to provide non-recourse long-term financing from a bank to finance the purchase of two simulators and training equipment. The agreements provide that the subsidiaries are compensated, in part, for use of the simulators on essentially a lease financing basis.

          The agreements provide that the payments by the utilities will enable the subsidiaries to recover the cost of the simulators plus interest at floating rates which range from prime to 115% of prime, as well as the cost of simulator replacement parts, taxes, and insurance. Such amounts will be sufficient to fully service the related long-term debt discussed below. All nuclear power plant simulator training services are performed by GP personnel and are billed at established hourly rates. Revenues for these services are recognized by GP.

          Under the agreements, the utilities have options to purchase the simulators and other training equipment at the end of the loan terms.

          Non-recourse long-term debt relating to the simulators consists of the following (in thousands):

          December 31,                  1994           1993

          Notes payable to bank        $ 579        $ 3,109
          Less current maturities        579          2,530
          Long-term debt               $            $   579

          The loans are secured by the equipment and all rights under the agreements with the utilities. Under these agreements, SGLG has agreed to guarantee the service performance with the utilities but has not guaranteed the obligations of its subsidiaries under the loan agreements. SGLG has also agreed to maintain a minimum debt to equity ratio, a minimum tangible net worth and a minimum working capital, as defined.

          12. Common stock issued subject to repurchase obligation

          During the fourth quarter of 1993, the Company entered into several privately negotiated agreements (the Agreements), pursuant to which it reacquired previously outstanding Swiss Bonds in exchange for newly issued common stock. In addition to common stock, the Company issued to the exchanging bondholder in each transaction a non-negotiable, non-interest bearing promissory note (the Note) in a principal amount equal to the market value of the common stock issued in the exchange. The recipient in each transaction obtained the rights, exercisable within approximately a one year period from the date of the Agreement, to sell, retain, or return to the Company the common stock received, in whole or in part. Net proceeds of any sales of common stock by the recipient during the period reduces the amount due under the Note, and sales of common stock for net proceeds equal to or in excess of the principal amount of the Note would cause the Note to be deemed as paid in full. Any excess proceeds of sale of the stock over the principal amount of the Note are retained by the stockholder.

          The Company has accounted for the issuance of the common stock as permanent equity to the extent of the proceeds of subsequent sales of stock by the recipients, and as temporary equity for the balance of the market value of the common stock issued. The Notes serve as a guarantee of the amounts which may be refundable to the recipients of the common stock under the Agreement. The Company's maximum repurchase or refund obligation under these Agreements as of December 31, 1994 aggregated $1,510,000. Shares as to which the holders' rights of return to the Company expired during 1994 were transferred to stockholders' equity.

          13. Employee benefit plans

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

          In the event that the accrued vested benefit exceeds the $7,500 payable limit as outlined in the Plan, payment will be deferred until a terminated vested participant reaches age 65 or elects early retirement, at age 60 or later. The pension expense amounted to $31,000, $377,000 and $23,000, for 1994, 1993 and
          1992, respectively.

          The following table sets forth the funded status of the plan and the amount recognized in the Company's Consolidated Balance Sheets (in thousands):

          December 31,                            1994     1993     1992

          Actuarial present value of benefit
           plan obligations:
          Accumulated benefit obligation (including
           vested benefits of $4,436,
           $4,838 and $3,976)                 $ (4,469)$ (4,917) $(3,976)
          Projected benefit obligation for
           service rendered to date           $ (4,469)$ (4,917) $(3,976)
          Plan assets at fair value              3,405    3,528    3,120

          Projected benefit obligation in
           excess of plan assets                (1,064)  (1,389)    (856)
          Unrecognized net loss from past
           experience different
           from that assumed                                339
          Accrued pension cost included in accounts
           payable and accrued expenses in the
           consolidated balance sheets         $(1,064) $(1,050) $  (856)
          The net periodic pension expense
           is as follows:
          Service cost-benefits earned         $        $        $
          Interest cost on projected benefit
           obligations                             360      341      340
          Actual return on plan assets            (350)    (414)    (317)
          Net amortization and deferral
           and other                                21      450
          Net periodic pension expense         $    31  $   377  $    23

          The Company's assumptions used as of December 31, 1994, 1993, and 1992 in determining the pension cost and pension cost liability shown above were as follows:
                                                       Percent
                                                  1994     1993     1992
          Discount rate                            8.25     7.5      8.5
          Long-term rate of return
           on assets                              10.0     10.0     10.0

          Effective March 1, 1992, the Company adopted the 1992 401(K) Savings Plan (the Savings Plan). Effective December 31, 1991, the Plan participants would no longer accrue benefits under the Defined Benefit Pension Plan, but became eligible to participate in the Company's Savings Plan.

          The Company's Savings Plan is available to employees who have completed one year of service; however, past vesting service credit was recognized for employees who participated in the Savings Plan at the date of initial enrollment, March 1, 1992.

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

          The Savings Plan is administered by a trustee appointed by the

          Board of Directors of the Company and all contributions are held by the trustee and invested at the participants' direction in various mutual funds. The expense associated with the Savings Plan was $285,000, $236,000 and $214,000 in 1994, 1993 and 1992,
          respectively. During the first quarter of 1993, the Company adopted Statement of Financial Accounting Standard No. 106 (SFAS No. 106), "Employers' Accounting for Post Retirement Benefits Other Than Pensions". This statement requires that the expected cost of post retirement benefits be fully accrued by the first date of full benefit eligibility, rather then expensing the benefit when payment is made. As the Company generally does not provide post retirement benefits, other than pension, the new statement did not have any material effect on the Company's financial condition or results of operations.

          14. Income taxes

          The components of pretax income (loss) are as follows (in
          thousands):
          Years ended December 31,            1994      1993      1992

          Continuing operations           $(10,648) $ (7,424) $(11,151)
          Discontinued operation            (2,574)     (947)   (2,027)
          Extraordinary gain, net
           of income tax effect in 1993                1,819     1,662


          The components of income tax (benefit) expense from continuing operations are as follows (in thousands):
          Years ended December 31,            1994      1993      1992

          Current
           State and local                 $   283    $  398   $   427
           Federal tax (benefit) expense                (973)
                                               283      (575)      427
          Deferred
           State and local                      11
           Federal                             455
                                               466
                                           $   749    $ (575)  $   427

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

          For U.S. Federal income tax purposes, a parent corporation with an 80% or greater equity interest in its subsidiary may file a consolidated tax return. Accordingly, the Company and its greater than 80% owned subsidiaries will file a consolidated Federal income tax return for the year ended December 31, 1994. The subsidiaries, in which the Company has an equity ownership between 50% and 80%, are consolidated for financial reporting purposes, but file separate U.S. Federal income tax returns for the year ended December 31, 1994. In 1994, the Company recorded an income tax expense of $749,000. The current income tax provision of $283,000 reflected above, represents the estimated taxes payable by the Company for the year ended December 31, 1994. The deferred income tax provision of $466,000 represents the deferred taxes of GP, the Company's 51% owned subsidiary.

          As of December 31, 1994, the Company has approximately $23,920,000 of net operating loss carryovers consisting of $19,424,000 with respect to net operating losses generated from the Company's consolidated tax return and $4,496,000 generated by ADC and Duratek as separate tax filers for Federal income tax return purposes. These carryovers expire in the years 2000 through 2008. In addition, the Company has approximately $2,784,000 of available credit carryovers which expire in the years 1998 through 2003.

          Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). This statement requires that deferred income taxes be recorded following the liability method of accounting and adjusted periodically when income tax rates change. Adoption of the new statement did not have a material effect on the Company's financial statements or results of operations since the Company did not carry any deferred tax accounts on its balance sheet for the year ended December 31, 1993.

          The tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities that are included in the net deferred tax assets are summarized as follows:

          December 31,                                  1994         1993
          Deferred tax assets
          Accounts receivable, principally due
           to allowance for doubtful accounts      $    854      $   618
          Investment in partially owned companies     3,151        6,492
          Inventory                                     406           55


          Lawsuit settlements                           351          468
          Accrued expenses                              310           67
          Litigation accrual                            535
          Other accrued liabilities                     496
          Net operating loss carryforwards            9,329        8,783
          Investment tax credit carryforwards         2,784        2,784
          Deferred tax assets                        18,216       19,267

          Deferred tax liabilities
          Property and equipment, principally due to
           differences in depreciation                1,650        1,885
          Unamortized debt discount                      65        1,224
          Unrealized exchange gain                    1,555        2,383
          State taxes                                   115          417
          Prepaid expenses                              186
          Deferred tax liabilities                    3,571        5,909
          Net deferred tax assets                    14,645       13,358
          Less valuation allowance                  (13,170)     (13,358)
          Net deferred tax asset                    $ 1,475    $


          In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible. Management considers income taxes paid in the past three years and future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which temporary differences are deductible, management has determined that it is more likely than not, that results of future operation will generate sufficient taxable income to realize the deferred tax assets of GP, which is not included in the Company's Federal income tax return.
          However, a full valuation allowance is appropriate for the Company and its greater than 80% owned subsidiaries included in the Company's consolidated Federal income tax return, based on the Company's recent history of annual net losses. As a result, effective December 31, 1994, the Company has deferred tax assets of approximately $18,216,000, deferred tax liabilities of $3,571,000 and a valuation allowance of approximately $13,170,000.

          15. Discontinued operation

          In December 1994, the Company decided to sell its Eastern Electronics Manufacturing Corporation (Eastern) subsidiary, which was the only company in the Electronics Group. As a result of the decision to sell Eastern, the Company reflected Eastern as a discontinued operation. In 1994, the Company wrote down various assets to their estimated net realizable value and recorded a $100,000 reserve for the cost of discontinuing Eastern, totaling $1,570,000. The total loss for discontinued operation recognized in 1994 was $2,574,000, of which $1,789,000 was from operations and $785,000 was a loss on disposal, which included $100,000 for expected losses through the date of disposal.

          The consolidated statements of operations have been restated for all years presented to report the results of discontinued operations for Eastern separately from continuing operations and where applicable, related notes to the consolidated financial statements exclude the amounts for discontinued operations. The balance sheets for 1993 have not been reclassified from those previously presented.

          Assets and liabilities of Eastern included in the consolidated balance sheet at December 31, 1994 were as follows (in thousands):

          Current assets          $ 3,284
          Current liabilities      (1,247)
                                    2,037
          Property and equipment    1,155

          16. Stock options, warrants and other shares reserved

          Under the Company's non-qualified stock option plan, employees and certain other parties may be granted options to purchase shares of common stock. The options may be granted at a price not less than 85% of the fair market value of the common stock on the date of grant and are exercisable over periods not exceeding ten years from the date of grant. Shares of common stock are also reserved for issuance pursuant to other agreements, as described below. Changes in options and warrants outstanding during 1992, 1993, and 1994, options and warrants exercisable and shares reserved for issuance at December 31, 1992, 1993, and 1994 are as follows:
                                    Common Stock       Class B Capital Stock
          Options and warrants Price Range    Number   Price Range    Number
          outstanding            per share of shares    per share  of shares
          December 31, 1991 $2.25 -18.50  5,218,884    $2.25       1,550,000
          Granted            2.25 - 2.75     32,500
          Exercised          2.25          (128,930)
          Terminated         2.25 -18.50   (540,850)
          December 31, 1992  2.25 - 6.00  4,581,604     2.25       1,550,000
          Granted            2.875- 4.125    18,000
          Exercised          2.25 - 5.15   (175,125)
          Terminated         2.25 - 5.625   (47,040)
          December 31, 1993  2.25 - 6.00     4,377,439  2.25    1,550,000

          Granted
          Exercised          2.25           (43,100)
          Terminated         2.25 - 4.50    (26,280)
          December 31, 1994  2.25 - 6.00  4,308,059   2.25      1,550,000
          Options and warrants
           exercisable
          December 31, 1992  2.25 - 6.00  4,458,864   2.25      1,550,000
          December 31, 1993  2.25 - 6.00  4,317,679   2.25      1,550,000
          December 31, 1994  2.25 - 6.00  4,288,909   2.25      1,550,000
          Shares reserved for
           issuance
          December 31, 1992              10,583,723             1,550,000
          December 31, 1993              11,387,458             1,550,000
          December 31, 1994              13,357,471             1,550,000



          At December 31, 1994, 1993, and 1992, options outstanding included 2,017,334 shares for two officers who are principal shareholders of the Company. In December 1992, the exercisable period of 200,000 options previously granted in December 1987, was extended to December 1997.

          Class B Capital stock aggregating 1,550,000 shares at December 31, 1994, 1993, and 1992 were reserved for issuance to these same two officers.

          The holders of common stock are entitled to one vote per share and the holders of Class B capital stock are entitled to ten votes per share on all matters without distinction between classes, except when approval of a majority of each class is required by statute. The Class B capital stock is convertible at any time, at the option of the holders of such stock, into shares of common stock on a share-for-share basis. Common shares reserved for issuance at December 31, 1994, 1993, and 1992 include 1,800,000 shares in connection with Class B shares.

          At December 31, 1994, 1993, and 1992, shares reserved for issuance were primarily related to shares reserved for options, warrants and the conversion of long-term debt.

          17. Business segments

          The operations of the Company consist of the following business segments:

          Physical Science Group - products and services for the power industry, as well as for governmental agencies and industry in general; Distribution Group - wholesale distribution of home decorating, hardware and finishing products; Health Care Group - interferon research and production; Optical Plastics Group - the manufacture and distribution of coated and molded plastic products.

          As a result of the Exchange Offer, (See Note 10(b)), ISI is currently accounted for on the equity basis. Therefore, its operating activities are reflected in the Health Care Group only through the completion of the Exchange Offer in 1993 (See Note
          4).

          The following tables set forth the revenues and operating results (in thousands) attributable to each line of business and include a reconciliation of the groups' revenues to consolidated revenues and operating results to consolidated income (loss) from operations before income taxes, discontinued operation and extraordinary item for the periods presented.

          Years ended December 31,         1994       1993       1992

          Revenues

          Physical Science             $119,341   $103,152   $109,966
          Distribution                   76,746     74,974     69,121
          Optical Plastics                9,426      7,952      8,015
          Health Care                                1,533      4,762
          Other                           2,649        989        851
                                        208,162    188,600    192,715
          Investment and other
           income (expense), net         (5,196)       625      3,791
          Total revenues               $202,966   $189,225   $196,506

          Operating results
          Physical Science             $  5,053   $    500   $  2,410
          Distribution                    1,484      1,948      2,877
          Optical Plastics                2,227      1,378      1,565
          Health Care                               (4,431)    (6,583)
          Other                          (1,854)      (587)       (99)
          Total operating profit (loss)   6,910     (1,192)       170
          Interest expense               (6,458)    (8,199)   (10,866)
          Indirect administrative expenses,
           net of gains or losses from
           dispositions of investments,
           minority interests, foreign
           currency exchange gains
           or losses, and other revenue (11,100)     1,967       (455)
          Loss from operations
           before income taxes,
           discontinued operation
           and extraordinary item     $ (10,648) $  (7,424) $ (11,151)

          Operating profits represent gross revenues less operating expenses. In computing operating profits, none of the following items have been added or deducted; general corporate expenses, foreign currency transaction gains and losses, investment income and interest expense.

          For the years ended December 31, 1994, 1993 and 1992, sales to the United States government and its agencies represented approximately 23%, 17% and 18%, respectively, of sales.

          Additional information relating to the Company's business segments is as follows (in thousands):

          December 31,                     1994       1993       1992

          Identifiable assets
          Physical Science             $104 572  $  74,551   $ 79,271
          Distribution                   42,879     34,255     32,584
          Optical Plastics               11,552      7,129      7,051
          Health Care                                          21,486
          Corporate and other            12,104     44,121     45,399
          Assets relating to
           discontinued operation         4,439      6,001      6,858
                                       $175,546   $166,057   $192,649

          Years ended December 31,         1994       1993       1992

          Additions to property,
           plant, and equipment, net
          Physical Science            $   2,599   $  1,360   $  1,490
          Distribution                    1,336        557        723
          Optical Plastics                  189         41        887
          Health Care                                             241
          Corporate and other                62         89         38
          Discontinued operation, net      (180)        30         20
                                       $  4,006   $  2,077   $  3,399

          Years ended December 31,         1994       1993       1992

          Depreciation and amortization
          Physical Science             $  3,523  $   2,193   $  2,299
          Distribution                    1,000        710        718
          Optical Plastics                  839        876        578
          Health Care                                  552      1,048
          Corporate and other               503        800      1,299
          Discontinued operation            198        165        165
                                        $ 6,063  $   5,296   $  6,107

          Identifiable assets by industry segment are those assets that are used in the Company's operations in each segment. Corporate and other assets are principally cash and cash equivalents, marketable securities and unallocated intangibles.

          18. Fair value of financial instruments

          The carrying value of financial instruments including cash, short-term investments, accounts receivable, accounts payable and short-term borrowings approximate estimated market values because of short maturities and interest rates that approximate current rates.

          The carrying values of investments, other than those accounted for on the equity basis, approximate fair values based upon quoted market prices. The investments for which there is no quoted market price are not significant.

          The estimated fair value for the Company's major long-term debt components are as follows (in thousands):

                                 December 31, 1994       December 31, 1993
                                Carrying Estimated      Carrying Estimated
                                 amount fair value       amount fair value

          Swiss Bonds             $10,765  $ 9,537      $15,946   $12,429
          5% Convertible Bonds      2,129    1,980        2,300     2,231
          7% Dual Currency
           Convertible Bonds        2,391    1,769        3,926     1,743
          12% Subordinated
           Debentures               6,783    3,052        6,829     5,805
          Other long-term debt      9,145    9,145       11,857    11,857

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

          19. Adoption of new Accounting Principle - Accounting for Certain Investments in Debt and Equity Securities

               As of January 1, 1994 the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). The Company's marketable securities consist of corporate equity securities which are included in Investments and Advances on the Consolidated Balance Sheet. Under SFAS No. 115, the Company classifies these equity securities as available-for-sale and records the securities at their fair value. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. The effect of the change in accounting principle did not have a material effect on the Company's financial condition or results of operations.

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

               Marketable investment securities at December 31, 1994 consist of common stocks.

               The amortized cost, gross unrealized holding losses and fair value for available-for-sale securities at December 31, 1994, were as follows (in thousands):

                                                 Gross
                                Amortized      Unrealized
                                  Cost        Holding Losses    Fair Value

          Available-for-sale:
          Equity Securities      $9,186        $(1,783)         $7,403

               The gains and losses realized on available-for-sale securities sold in 1994 were as follows (in thousands):

                            Unamortized         Sales           Realized
                               Cost          Proceeds         gain (loss)
   Cost
          Realized loss        $1,850          $1,514              $ (336)
          Realized gain           461           1,260                 799
          Net realized
           gain (loss)         $2,311          $2,774              $  463

          20. Commitments and contingencies

          The Company has several noncancellable leases which cover real property, machinery and equipment and certain manufacturing facilities. Such leases expire at various dates with, in some cases, options to extend their terms.

          Minimum rentals under long-term operating leases are as follows (in thousands):
                                         Real     Machinery &
                                        property   equipment    Total
          1995                           $ 4,899      $ 1,115   $ 6,014
          1996                             2,795          851     3,646
          1997                             2,308          707     3,015
          1998                             1,874          715     2,589
          1999                             1,756          711     2,467
          After 1999                       3,973          101     4,074
          Total                          $17,605      $ 4,200   $21,805

          Several of the leases contain provisions for rent escalation based primarily on increases in real estate taxes and operating costs incurred by the lessor. Rent expense for real and personal property was approximately $8,114,735, $7,792,000 and $7,806,000 for 1994, 1993 and 1992, respectively.

          In February 1986, Duratek completed its initial public offering of common stock. In connection with Duratek's public offering, the Company issued to certain officers of Duratek and the Company 358,609 options for the purchase of Duratek common stock owned by the Company at a price equal to the greater of (a) $1.75 per share or (b) the net book value per share of Duratek's common stock as of the end of the most recently completed fiscal quarter which ends not less than 60 days before the date of exercise of such option. In 1991, an additional 270,000 options for the purchase of Duratek common stock owned by the Company at a price of $1.90 per share were issued to certain employees and officers of the Company. Through December 31, 1994, 28,600 options under the plan were exercised, 57,500 were cancelled, and at December 31, 1994, 423,750 options are currently exercisable. At December 31, 1994, the Company owned approximately 61% of Duratek and currently owns approximately 40% (See Note 3).

          In 1990, ISI entered into a 5 year loan, principally for the expansion of its manufacturing facility. The loan is secured by certain equipment of ISI and is guaranteed by the Company. At December 31, 1994, the balance of the loan was $409,000.

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



                                          74


     National Patent                                   Supplementary Data
     Development Corporation
     and Subsidiaries


     SELECTED QUARTERLY FINANCIAL DATA
     (unaudited)                                                                                                 (in thousands, exce
                                                                                                                   Three Months Ende

                           March 31,June 30, Sept. 30,Dec. 31,March 31,June 30, Sept. 30,Dec. 31,
                             1994    1994      1994    1994     1993    1993      1993     1993

     Sales                  $44,530 $51,430   $51,653 $57,161  $43,996 $54,129   $46,392  $41,329
     Gross margin             8,012   9,514     7,911   7,122    6,005   8,834     7,524    4,611
     Income (loss) before
      discontinued operation
      and extraordinary
      item *                 (2,217) (2,059)   (2,174) (4,947)  (2,777) (1,809)     (292)  (1,971)
     Net income (loss)       (2,460) (2,343)   (2,424) (6,744)  (2,778) (1,887)      348   (1,660)

     Earnings (loss) per share:

     Before discontinued
      operation and
      extraordinary item *     (.11)   (.10)     (.10)                                                         (.20)    (.17)   (.11
     Net income (loss)         (.13)   (.12)     (.11)   (.28)    (.17)   (.11)      .02     (.09)


        *     Prior quarters have been restated to reflect the discontinued operation.







                                                  75



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


                                      76




                    (a)(1)  The following financial statements are
        included in Part II, Item 8. Financial Statements and
        Supplementary Data:

                                                           Page

                    Independent Auditors' Report             37

                    Financial Statements:

                    Consolidated Balance Sheets -
                    December 31, 1994 and 1993               38

                    Consolidated Statements of
                    Operations - Years ended
                    December 31, 1994, 1993 and 1992         40

                    Consolidated Statements of Changes in
                    Stockholders' Equity - Years ended
                    December 31, 1994, 1993 and 1992         41

                    Consolidated Statements of Cash
                    Flows - Years ended December 31,
                    1994, 1993 and 1992                      43

                    Notes to Consolidated Financial
                    Statements                               46



                    (a)(3)    Exhibit

                              Consent of Independent Auditors.

                    (b)       There were no Reports on Form 8-K filed
        by the Registrant during the last quarter of the period covered by this report.













                                      77






                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NATIONAL PATENT DEVELOPMENT
                                 CORPORATION


                                    BY:    Jerome I. Feldman,
                                           President and Chief
                                           Executive Officer

        Dated: April 14, 1995

                 Pursuant to the requirements of the Securities
        Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                Title


        Jerome I. Feldman        President and Chief Executive Officer
                                 and Director (Principal Executive
                                 Officer)

        Martin M. Pollak         Executive Vice President, Treasurer
                                 and Director

        Scott N. Greenberg       Vice President, Chief Financial
                                 Officer, and Director (Principal
                                 Financial and Accounting Officer)

        Ogden R. Reid            Director


        Roald Hoffmann, Ph.D.    Director


        Paul A. Gould            Director


        Herbert Silverman        Director

        Dated:  April 14, 1995



                                      78




                                 INDEX TO EXHIBITS


                    The following is a list of all exhibits filed as part of this Report.


                                                            SEQUENTIAL
          EXHIBIT NO.              DOCUMENT                 PAGE NO.


          3.1            Certificate of Amendment of Restated
                         Certificate of Incorporation of the
                         Registrant dated June 3, 1994 and
                         filed on June 13, 1994.*

          3.2            Amended By-Laws of the Registrant.
                         Incorporated by reference to Exhibit
                         3.3 of the Registrants Annual Report
                         on Form 10-K for the year ended
                         December 31, 1986.

          10.1           1973 Non-Qualified Stock Option Plan of
                         the Registrant, as amended. Incorporated herein by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

          10.2           Swiss Public Bond Issue Agreement dated
                         as of February 8, 1985 between the Regis-trant and a consortium of Swiss banks.
                         Incorporated by reference to the Regis-
                         srant's Form 8-K filed on March 8, 1985.

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



                                          i



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

          10.8           Stock Purchase Agreement dated as of
                         January 24, 1995 among Carlyle Partners
                         II, L.P., Carlyle International
                         Partners III, L.P., C/S International
                         Partners, Carlyle-GTSD Partners, L.P.,
                         Carlyle-GTSD Partners II, L.P. and GTS
                         Duratek, Inc. and the Registrant.
                         Incorporated herein by reference to
                         Exhibit 4.1 to the Registrants Form
                         8-K dated January 24, 1995.

          10.9           Stockholders Agreement dated as of
                         January 24, 1995 by and among GTS
                         Duratek, Inc., Carlyle Partners II,
                         L.P., Carlyle International Partners
                         III, L.P., C/S International Partners,
                         Carlyle-GTS Partners, L.P., and the
                         Registrant. Incorporated herein by
                         reference to Exhibit 4.2 to the
                         Registrants Form 8-K dated January
                         24, 1995.




                                          ii














          10.10          Registration Rights Agreement dated
                         as of January 24, 1995 by and among
                         GTS Duratek, Inc., Carlyle Partners
                         II, L.P., Carlyle International
                         Partners III, L.P., C/S International
                         Partners, Carlyle-GTS Partners, L.P.,
                         and the Registrant. Incorporated
                         herein by reference to Exhibit 4.3 to
                         the Registrants Form 8-K dated January
                         24, 1995.

          13             Not Applicable

          18             Not Applicable

          19             Not Applicable

          21             Subsidiaries of the Registrant*

          22             Not Applicable

          23             Consent of Independent Auditors*

          27             Not Applicable

          28             Not Applicable



          * Filed herewith.





















                                         iii







