Form 10-K/A
period 1994-12-31
NATIONAL PATENT DEVELOPMENT CORP
filed 1995-05-01
CIK 70415

FORM 10K/A
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. /X/

          As of March 21, 1995, the aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $.01 per share, held by non-affiliates was approximately $45,327,419 based on the closing price of the Common Stock on the American Stock Exchange on March 21, 1995. None of the Class B Capital Stock, par value $.01 per share, was held by non-affiliates.

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

          DOCUMENTS INCORPORATED BY REFERENCE     None


                                        PART I


          Item 1. Business is hereby amended and restated in its entirety as follows:

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

                                          1


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

          FEDERAL SYSTEMS GROUP (FSG)

               GPS Technologies, Inc. Federal Systems Group, a wholly-owned agencies. These services include program management support, multi-media/video production, technical training, quality assurance and independent verification and validation of weapon systems, weapon systems life cycle support and full spectrum integrated logistics support. Major customers include: NAVAIR, NAVSEA, Naval Research, Development, Test and Evaluation Laboratories, and related Naval commands. Additionally, this Group provides services to several non-DOD agencies of the Federal Government, including the Internal Revenue Service, the Office of Personnel Management and the DOE, and to several commercial clients including Electronic Data Systems Corp. and Trane Air Conditioning.

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

               General Physics activities in connection with providing environmental engineering services may also subject General Physics itself to such Federal, state and local environmental laws and regulations. Although General Physics subcontracts most remediation construction activities and all removal and off-site disposal and treatment of hazardous substances, General Physics could still be held liable for clean-up or violations of such laws as an "operator" or otherwise under such Federal, state and local environmental laws and regulations with respect to a site where it has provided environmental enginering and support services. General Physics believes, however, that it is in compliance in all material respects with such environmental laws and regulations.

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

          PRODUCT        POTENTIAL APPLICATION/   STATUS OF CLINICALTRIAL(1)              SPONSOR
          INDICATIONS

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


          Item 10. Directors and Executive Officers of the Registrant is hereby amended and restated in its entirety as follows:

          EXECUTIVE OFFICERS AND DIRECTORS

               The following table sets forth certain information concerning the principal executive officers and directors of the Company as of March 21, 1995. The principal business experience of the executive officers and directors for the last five years is also described below.

          Name                     Age       Position

          Jerome I. Feldman        66        President, Chief Executive
                                             Officer and a  Director since
                                             1959

          Martin M. Pollak         67        Executive Vice President,
                                             Treasurer and a Director since
                                             1959

          Scott N. Greenberg       38        Vice President, Chief
                                             Financial Officer since 1989,
                                             and a Director since 1987

          Lawrence M. Gordon       41        General Counsel since 1986,
                                             Vice President since 1991

          Robert A. Feinberg       32        Vice President Corporate
                                             Development, since January
                                             1995

          Paul A. Gould            49        Director

          Roald Hoffmann, Ph.D.    57        Director

          Ogden R. Reid            68        Director

          Herbert R. Silverman     77        Director

               Jerome I. Feldman is founder of, and since 1959, has been President and Chief Executive Officer and a Director of the Company. He has been Chairman of the Executive Committee and a Director of Interferon, which is a biopharmaceutical company engaged in the manufacture and sale of ALFERON N Injection since 1981; a Director since 1981 and Chairman of the Board from 1985 to January 1995 of GTS Duratek Inc, ("Duratek") a company which provides environmental technology and consulting services to various utilities, industrial and commercial clients; a Director since 1987, Chairman of the Executive Committee since 1988 and Chief Executive Officer since September 1994 of GPC, a company which provides personnel training and technical support services to the domestic commercial nuclear power industry and to the United States Department of Energy; President since October 1994 and Chief Executive Officer, Chairman of the Executive Committee and a Director of SGLG since 1991, a holding company; and a director and consultant to American Drug Company ("ADC"), a generic drug distribution company since January 1994. He has been a Director of Hamilton Financial Services, Inc., a financial service holding company since 1983. Mr. Feldman is also a Trustee of the New England Colleges Fund and of Bard College.

               Martin M. Pollak is founder of, and since 1959, has been Executive Vice President, Treasurer and a Director of the Company. He has been Chairman of the Board of Interferon since 1981; a Director of Duratek since 1983 and Chairman of the Executive Committee from 1985 to January 1995; a Director of GPC since 1987 and Chairman of the Board since 1988; Chairman of the Board of SGLG since 1991; and President, Chief Executive Officer and a director of ADC since January 1994. Mr. Pollak is Chairman of the Czech and Slovak United States Economic Counsel and a member of the Board of Trustees of the Worcester Foundation for Experimental Biology and a Director of Brandon Systems Corporation, a personnel recruiting company, since 1986.

               Scott N. Greenberg has been a Director of the Company since 1987, Vice President and Chief Financial Officer since 1989 and Vice President, Finance from 1985. He has been a Director of GPC since 1987; a Director of SGLG since 1991; Chief Financial Officer and a Director of ADC since January 1994 and from 1991 to January 1995, a Director of Duratek.

               Lawrence M. Gordon is Vice President, General Counsel of the Company. Mr. Gordon has been General Counsel of the Company since 1986 and Vice President since 1991. He has been a Director of GPC since October 1994.

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

               Paul A. Gould has been a Director of the Company since 1993. He has been Managing Director since 1979 of Allen & Company Incorporated, an investment banking firm. He has been a Director since 1992 of Liberty Media Corp., a cable programming company and a Director since April 1994 of Resource Recycling Technologies, Inc., which is engaged in solid waste material management alternatives.


               Roald Hoffmann, Ph.D. has been a Director of the Company since 1988 and a Director of Interferon since 1991. He has been a John Newman Professor of Physical Science at Cornell University since 1974. Dr. Hoffmann is a member of the National Academy of Sciences and the American Academy of Arts and Sciences. In 1981, he shared the Nobel Prize in Chemistry with Dr. Kenichi Fukui.

               Ogden R. Reid has been a Director of the Company since 1979. He has been a Director of Interferon since 1982; a Director of GPC since 1988 and Vice Chairman and Director of SGLG since 1992; from 1991 to January 1995 he was Vice Chairman of the Board of Duratek. Mr. Reid had been Editor and Publisher of the New York Herald Tribune and of its International Edition; United States Ambassador to Israel; a six-term member of the United States Congress and a New York State Environmental Commissioner.

               Herbert R. Silverman has been a Director of the Company since November 1994. Since 1975 he has been a Senior Advisor to Bank Julius Baer (New York), Zurich, Switzerland, Chairman of the Executive Committee of Baer American Banking Corporation since 1976 and is a member of the Board of Directors of Partners Funds, Inc. and Focus Fund, both of which are mutual stock funds managed by Neuberger & Berman since 1965. He is also a life trustee of New York University and New York University Medical Center.

          Section 16 Reporting

               Section 16(a) of the Securities Exchange Act 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the American Stock Exchange, Inc. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

               Based solely on its review of copies of such forms received by it and written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during the period January 1, 1994 to March 30, 1995, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except for Paul A. Gould, a Director of the Company, who filed a late report on Form 4.

          Board of Directors

               The Board of Directors has the responsibility for establishing broad corporate policies and for the overall performance of the Company, although it is not involved in day-to-day operating details. Members of the Board are kept informed of the Company's business by various reports and documents sent to them as well as by operating and financial reports made at Board and Committee meetings. The Board held three meetings in 1994, at which all of the directors attended the meetings of the Board and Committees on which they served, except for Roald Hoffmann, who attended fewer than 75% of the meetings.

          Directors Compensation

               Directors who are not employees of the Company receive a fee of $1,500 for each meeting of the Board of Directors attended, but do not receive any additional compensation for service on committees of the Board of Directors. Officers of the Company do not receive additional compensation for serving as directors.

          Executive Committee

               The Executive Committee, consisting of Jerome I. Feldman and Martin M. Pollak, meets on call and has authority to act on most matters during the intervals between Board meetings. The committee formally acted 26 times in 1994 through unanimous written consents.

          Audit Committee

               The Audit Committee reviews the internal controls of the Company and the objectivity of its financial reporting. It meets with appropriate Company financial personnel and the Company's independent certified public accountants in connection with these reviews. This committee recommends to the Board the appointment of the independent certified public accountants, subject to the ratification by the stockholders at the Annual Meeting, to serve as auditors for the following year in examining the books and records of the Company. This Committee met twice in 1994. The Audit Committee currently consists of Ogden R. Reid, Roald Hoffmann and Paul A. Gould.

          Item 11. Executive Compensation is hereby amended and restated in its entirety as follows:

               The following table and notes present the compensation paid by the Company and subsidiaries to its Chief Executive Officer and the Company's most highly compensated executive officers for 1994.




                              SUMMARY COMPENSATION TABLE

                                        Annual Compensation
                                                     Salary       Bonus
          Name and Principal Position     Year          ($)         ($)

          Jerome I. Feldman               1994      322,3       40,000(1)
          President and Chief             1993      316,526    120,000
          Executive Officer               1992      326,243        -0-

          Martin M. Pollak                1994      322,259     40,000(2)
          Executive Vice President        1993      315,110        -0-
          and Treasurer                   1992      325,110    151,250

          Scott N. Greenberg              1994      216,375     20,000(1)
          Vice President and              1993      156,625        -0-
          Chief Financial Officer         1992      151,000        -0-

          Lawrence M. Gordon              1994      233,205     50,000(1)
          Vice President and              1993      183,20      50,000
          General Counsel                 1992      183,507        -0-

          (1) For 1994, Messrs. Feldman, Pollak, Greenberg and Gordon received their respective cash bonuses for services rendered to Interferon.

          (2) For 1994, $150,000, of Mr. Pollak's compensation was paid by ADC, as a consequence of his services to both companies.

                                           Long Term
                                         Compensation
                                               Awards
                                              Options       All Other
          Name and Principal Position        ($)          Compensation

          Jerome I. Feldman                  -0-              3,696(1)
          President and Chief                -0-              3,598(l)
          Executive Officer                  -0-             253,491(1)

          Martin M. Pollak                   -0-              3,696(1)
          Executive Vice President           -0-              3,598(1)
          and Treasurer                      -0-             253,491(1)

          Scott N. Greenberg                 -0-               3,696(3)
          Vice President and                 -0-               3,598
          Chief Financial Officer         22,500               2,932

          Lawrence M. Gordon                 -0-               3,696(3)
          Vice President and                 -0-               2,937
          General Counsel                    -0-               3,392

          (1) Includes $3,696, $3,598 and $3,491 as a matching

          contribution by the Company to the 401(k) Savings Plan, and $250,000 in 1992 pursuant to a Non-Compete Agreement between Messrs. Feldman and Pollak and SmithKline Beecham Corporation. See "Employment Contracts and Termination of Employment and Change in Control Arrangements."

          (2) Constitutes matching contributions made by ADC and the Company equally on behalf of Mr. Pollak pursuant to the Company's 401(k) Savings Plan.

          (3) Matching contribution by the Company to the 401(k) Savings
          Plan.

              For the year ended 1994, none of the named executive officers were granted non-qualified stock options.

              The following table and notes set forth information for the named executive officers regarding the exercise of stock options during 1994 and unexercised options held at the end of 1994.









                   AGGREGATED OPTION EXERCISES AT DECEMBER 31, 1994
                              AND YEAR-END OPTION VALUES


                                 Shares Acquired
                                     on Exercise
                                        (#) (1)             Value Realized
                                                            ($)

          Name

          Jerome I. Feldman                  -0-            -0-
          Martin M. Pollak                   -0-            -0-
          Scott N. Greenberg                 -0-            -0-
          Lawrence M. Gordon                 -0-            -0-


                                            Number of Unexercised
                                            Options at December 31,
                                                   1994  (#)
                                            Exercisable/Unexercisable

          Name

          Jerome I. Feldman                1,778,667(2)       -0-
          Martin M. Pollak                 1,788,667(2)       -0-
          Scott N. Greenberg                 184,700          -0-
          Lawrence M. Gordon                 144,100          -0-


                                             Value of Unexercised
                                           In-the-Money Options at
                                             December 31, 1994 ($)
          Name                        Exercisable/Unexercisable(3)

          Jerome I. Feldman        -0-                       -0-
          Martin M. Pollak         -0-                       -0-
          Scott N. Greenberg       -0-                       -0-
          Lawrence M. Gordon       -0-                       -0-


          (1) None of the named executive officers exercised any stock options during 1994.

          (2) Includes 775,000 Class B Options, which options are convertible into shares of Common Stock on a share for share basis.

          (3) Calculated based on the closing price of the Common Stock (1.8125) as reported by the American Stock Exchange on December 30, 1994.


          Compensation Committee Interlocks and Insider Participation

               During the year ended December 31, 1994 the Company did not have a Compensation Committee and the entire Board of Directors made decisions on compensation of the Company's executives. Mr. Feldman, the Company's Chief Executive Officer and a director, Mr. Pollak, the Company's Executive Vice President and Treasurer and a director and Mr. Greenberg, the Company's Vice President and Chief Financial Officer and a director participated in Board executive compensation deliberations.

          Employment Contracts

               Agreements with Messrs. Feldman and Pollak. The Company entered into an Agreement with its President and Chief Executive Officer, Jerome I. Feldman, and with its Executive Vice President and Treasurer, Martin M. Pollak (the "Employees"), which was extended for an additional year by vote of the entire Board as of January 1, 1995.

               Pursuant to the Agreements, Mr. Feldman will serve as President and Chief Executive Officer of the Company and Mr. Pollak will serve as Executive Vice President and Treasurer of the Company for the period through December 31, 1995. The Agreements provide for each Employee to receive annual compensation (a minimum base salary) of $300,000 (subject to increase by the Board of Directors).

          Item 12. Security Ownership of Certain Beneficial Owners and Management is hereby amended and restated in its entirety as follows:

               As of March 21, 1995, no person was known to the Company to own beneficially more than 5% of the Common Stock or Class B Stock of the Company except as set forth below.

               The following table shows as of such date the Class B Stock beneficially owned directly by Mr. Jerome I. Feldman, President and Chief Executive Officer and a director of the Company, and Mr. Martin M. Pollak, Executive Vice President and Treasurer and a director of the Company. (For information with respect to the shares of Common Stock beneficially owned by Messrs. Feldman and Pollak, see "Security Ownership of Directors and Named Executive Officers"):









                                             Amount of
          Title of    Name and Address       Beneficial          Percent
          Class       of Beneficial Owners   Ownership           of Class

          Class B     Jerome I. Feldman      900,000 shares(1)   50(2)
                      c/o National Patent
                      Development Corp.
                      9 West 57th Street
                      Suite 4170
                      New York, NY 10019

          Class B     Martin M. Pollak       900,000 shares(1)   50(2)
                      c/o National Patent
                      Development Corp.
                      9 West 57th Street
                      Suite 4170
                      New York, NY 10019

          (1) Includes 775,000 shares each for Messrs. Feldman and Pollak which they currently have the right to purchase pursuant to the exercise of stock options.

          (2) Percentage could increase up to approximately 88% if either individual exercised all of his stock options and the other individual did not exercise any.

               Based upon the Common Stock and Class B Stock of the Company outstanding at March 21, 1995, Mr. Feldman and Mr. Pollak controlled in the aggregate approximately 10.6% of the voting power of all voting securities of the Company. This percentage for Mr. Feldman and Mr. Pollak would increase to approximately 45% if they exercised all the presently outstanding options to purchase shares of the Common Stock and Class B Stock of the Company held by them.

               On March 26, 1986, Mr. Feldman and Mr. Pollak entered into an agreement (i) granting each other the right of first refusal over the sale or hypothecation of the Class B Stock and options to purchase Class B Stock now owned or subsequently acquired by each of them and (ii) in the event of the death of either of them granting the survivor a right of first refusal over the sale or hypothecation of the Class B Stock or options to acquire shares of Class B Stock held by the estate of the decedent. The aforesaid right of first refusal is for the duration of the life of the survivor of Mr. Feldman or Mr. Pollak.

               Merrill Lynch & Co., Inc., Merrill Lynch Group, Inc., Princeton Services, Inc., Fund Asset Management, L.P., Princeton Services, Inc. and Merrill Lynch Phoenix Fund, Inc. filed a 13-G which disclosed the ownership of 1,426,100 shares of the Common Stock representing approximately 5.9% of the outstanding Common Stock as of December 31, 1994.

             SECURITY OWNERSHIP OF DIRECTORS AND NAMED EXECUTIVE OFFICERS

               The following table sets forth, as of March 21, 1995, beneficial ownership of shares of Common Stock of the Company and subsidiaries by each director, each of the named executive officers and all directors and executive officers as a group.

                                                        Total Number of
                                                    Shares Beneficially
          Name                                                    Owned


          Jerome I. Feldman(1)(2)(3)(4)(5)                    2,161,636
          Martin M. Pollak(1)(2)(3)(4)(5)                     2,161,373
          Scott N. Greenberg(3)(4)                              201,300
          Roald Hoffmann, Ph.D.(3)(4)(6)                         22,800
          Ogden R. Reid(3)(4)(5)(6)                              17,000
          Paul A. Gould(1)(4)(6)                                212,600
          Herbert R. Silverman                                    5,000
          Lawrence M. Gordon(1)(3)(4)                           146,612
          Directors and Executive Officers as a Group
          (9 persons) (1)(3)(4)                               4,928,346

                                                             Percent of
                                                           Common Stock
                                                                  Owned

          Jerome I. Feldman (1)(2)(3)(4)(5)                        7.82
          Martin M. Pollak (1)(2)(3)(4)(5)                         7.82
          Scott N. Greenberg(3)(4)                                    *
          Ogden R. Reid(3)(4)(6)                                      *
          Roald Hoffmann, Ph.D.(3)(6)                                 *
          Paul A. Gould(1)(4)(6)                                      *
          Herbert R. Silverman                                        *
          Lawrence M. Gordon (1)(3)(4)                                *
          Directors and Executive Officers as a Group
          (9 persons)(1)(3)(4)                                    16.46
















                                                     Of Total Number of
                                                    Shares Beneficially
                                                                 Owned,
                                                    Shares Which May Be
                                                Acquired Within 60 Days

          Jerome I. Feldman(1)(2)(3)(4)(5)                    1,778,667
          Martin M. Pollak(1)(2)(3)(4)(5)                     1,788,667
          Scott N. Greenberg(3)(4)                              184,700
          Roald Hoffmann, Ph.D.(3)(6)                            21,000
          Ogden R. Reid(3)(6)                                    16,000
          Paul A. Gould(1)(6)                                     6,000
          Herbert A. Silverman                                      -0-
          Lawrence M. Gordon(1)(3)(4)                           144,100
          Directors and Executive Officers as a Group
          (9 persons)(1)(3)(4)                                3,939,134

          * The number of shares owned is less than one percent of the outstanding shares of Common Stock.

          (1) Included in the table are 125,000 shares for each of Messrs. Feldman and Pollak which they currently have the right to acquire through the conversion of shares of Class B Stock into shares of Common Stock which they currently own, (see "Principal Holders of Securities"). Also included in the table are 2,904 shares for a foundation of which Mr. Feldman is a trustee and 6,469 shares for a foundation of which Mr. Pollak is a trustee. Also included in the table are 4,426 shares for Mr. Feldman, 2,414 shares for Mr. Pollak and 2,012 shares for Mr. Gordon and 8,852 shares for all directors and executive officers as a group, issuable upon the conversion of bonds issued with the Company's 12% Subordinated Debentures Due 1997. Mr. Feldman disclaims beneficial ownership of the 2,414 shares issuable upon conversion of bonds held by his wife pursuant to the Debentures. Messrs. Feldman, Pollak and Gould disclaim beneficial ownership of 4,691, 23,006 and 100 shares, respectively, held by members of their families which are included in the table.

          (2) Included in the table are options to purchase 775,000 shares of Class B Options for each of Messrs. Feldman and Pollak which they currently have the right to acquire through the exercise of stock options, which shares are convertible into shares of Common Stock.

          (3) Of the directors and executive officers of the Company, the following beneficially own the number of shares of common stock of Interferon Sciences, Inc. ("Interferon") indicated: Jerome I. Feldman 496,450 (2.16%); Martin M. Pollak 482,500 (2.10%); Scott
          N. Greenberg 165,000 (.73%); Roald Hoffmann 3,000(.013%) Ogden R. Reid 7,100 (.032%) and Lawrence M. Gordon 182,500 (.80%). These shares include 480,000, 480,000, 165,000, 3,000, 7,000 and
          182,500 shares for Messrs. Feldman, Pollak, Greenberg, Hoffmann,

          Reid and Gordon, respectively, which are subject to currently exercisable stock options. In addition, all directors and executive officers as a group beneficially own 1,336,500 shares, of which 1,317,500 shares are subject to currently exercisable stock options. Certain members of the families of Messrs. Feldman and Pollak hold 2,950 and 1,000 shares, respectively, as to which Messrs. Feldman and Pollak disclaim beneficial ownership. Mr. Feldman and Mr. Pollak through their ownership of the Company's Common Stock, may be deemed to beneficially own an aggregate of 6,975,148 shares of Common Stock of Interferon beneficially owned by the Company, Five Star Group, Inc. ("Five Star") and MXL Industries, Inc. ("MXL"), wholly owned subsidiaries of the Company. However, Mr. Feldman and Mr. Pollak disclaim beneficial ownership of such 6,975,148 shares (7,471,598 and 7,457,648 shares in the aggregate for Mr. Feldman and Mr. Pollak, respectively). The total number of shares owned by all directors and executive officers of the Company as a group (other than Messrs. Feldman and Pollak) is 1.6% of the outstanding shares of Interferon's common stock. All such persons have sole voting and investment power as to all shares except as indicated.

              (4) Of the directors and executive officers of the Company, the following beneficially own the number of shares of common stock of General Physics Corporation ("GPC") indicated: Jerome I. Feldman-58,766 (.6%), of which 56,666 are subject to currently exercisable stock options; Martin M. Pollak-63,036 (.6%), of which 56,666 are subject to currently exercisable stock options and 470 are warrants to acquire 470 shares of GPC Common Stock, Scott N. Greenberg-29,333, of which 28,333 are subject to currently exercisable stock options (.21%) and Ogden R. Reid 5,000 (.04%), all of which are subject to currently exercisable stock options. In addition, all directors and executive officers as a group beneficially own 9,000 shares. Mr. Feldman and Mr. Pollak through their ownership of the Company's Common Stock, may be deemed to beneficially own an aggregate of 5,120,495 shares of GPC beneficially owned by the Company, Five Star and MXL, wholly-owned subsidiaries of the Company. However, Mr. Feldman and Mr. Pollak disclaim beneficial ownership of such 5,120,495 shares (5,122,595 and 5,126,395 shares in the aggregate for Mr. Feldman and Mr. Pollak, respectively). The total number of shares owned by all directors and executive officers of the Company as a group (other than Messrs. Feldman and Pollak) is .01% of the outstanding shares of GPC's common stock. All such persons have sole voting and investment power as to all shares except as indicated.

          (5) Member of the Executive Committee.

          (6) Member of the Audit Committee.

              As of March 21, 1995 the Company owned 4,800,148 shares of Interferon common stock, constituting approximately 21% of the outstanding shares, Five Star owned approximately 1,359,375 shares constituting approximately 6% and MXL owned approximately 815,625 shares constituting approximately 4% of the outstanding shares of Interferon Common Stock. Accordingly, the Company's voting control of Interferon is approximately 31%.

              As of March 21, 1995 the Company owned 3,420,495 shares of GPC common stock, constituting approximately 34% of the outstanding shares, Five Star owned 1,062,500 shares constituting approximately 10% and MXL owned 637,500 shares constituting approximately 6% of the outstanding shares of GPC common stock. All of the shares of GPC common stock owned by the Company, Five Star and MXL have been pledged to a bank as collateral to secure indeptedness owed to such bank. In addition, the Company owns warrants to purchase 1,357,355 shares of GPC common stock. Accordingly, the Company's voting control of GPC is approximately 56.28%.

              As of March 1, 1995 the Company owned 2,842,300 shares of SGLG, Inc. ("SGLG") common stock, constituting approximately 92% of the outstanding shares. In addition, Mr. Pollak owns 1,000 shares of SGLG common stock.

          Item 13. Certain Relationships and Related Transactions is hereby amended and restated in its entirety as follows:

          GTS Duratek, Inc.

               On January 24, 1995, the Company sold 1,666,667 shares of its Duratek common stock at a price of $3.00 per share to the Carlyle Group ("Carlyle") in connection with a $16 million financing by Duratek with Carlyle, a Washington, D.C. based private merchant bank. In addition, the Company granted Carlyle an option to purchase up to an additional 500,000 shares of Duratek common stock over the next year at $3.75 per share (the "Carlyle Transaction").

               Duratek received $16 million from Carlyle in exchange for 160,000 shares of newly issued 8% cumulative convertible preferred stock (convertible into 5,333,333 shares of Duratek common stock at $3.00 per share). Duratek granted Carlyle an option to purchase up to 1,250,000 shares of newly issued Duratek common stock from Duratek over the next four years.

               As of March 1, 1995, the Company owns 3,534,972 shares of Duratek common stock (approximately 40.4% of the currently outstanding shares of common stock). Assuming, (i) Carlyle converted all of its cumulative convertible preferred stock into Duratek common stock and exercised its option to purchase additional shares of Duratek common stock from each of Duratek and the Company and (ii) the Company's employees exercised their options to purchase an aggregate of 497,750 shares of Duratek common stock, the Company would own 2,537,222 shares of Duratek common stock (approximately 16.5% of the then outstanding shares of common stock).

               In connection with the Carlyle Transaction, Carlyle will have the right, through its preferred stock, to elect a majority of Duratek's Board of Directors. Upon conversion of the preferred stock, Carlyle would own approximately 50% of Duratek's common stock if all of its options are exercised.

                                       PART IV

          Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K is hereby amended and restated in its entirety as follows:

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

                    (a)(2)    Financial Statement Schedules

                    Schedule I -  Condensed Financial
                                  Information of Registrant   i

                    Schedule II - Valuation and Qualifying
                                  Accounts                   ii

                    Independent Auditors' Report              x

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

                                             NATIONAL PATENT DEVELOPMENT
                                             CORPORATION


                                             BY:  Jerome I. Feldman,
                                                  President and Chief
                                                  Executive Officer

          Dated: May 1, 1995






























                       NATIONAL PATENT DEVELOPMENT CORPORATION

                                      SCHEDULE I

                    CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                               CONDENSED BALANCE SHEET

                                    (in thousands)





           ASSETS

          Current assets                                    December 31,
                                                           1994      1993
          Cash and cash equivalents                    $  9,165  $  9,058
          Accounts and other receivables                    903     2,768
          Inventories                                     2,747     2,877
          Prepaid expenses and other current assets         937       471

          Total current assets                           13,752    15,174

          Investments in subsidiaries                    79,247   164,122

          Other investments and advances                  7,253    14,807

          Property, plant and equipment, at cost          4,684     4,655
          Less accumulated depreciation                  (4,540)   (4,423)
                                                            144       232

          Intangible assets, net of amortization            772       915

          Other assets                                    1,877        76
                                                       $103,045  $195,326




            See accompanying notes to the condensed financial statements.











                                          i



                       NATIONAL PATENT DEVELOPMENT CORPORATION

                                SCHEDULE I (Continued)

                         CONDENSED BALANCE SHEET (Continued)

                                    (in thousands)



                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            December 31,
          Current liabilities                              1994      1993

          Current maturities of long-term debt         $  9,275   $   205
          Accounts payable and accrued expenses           3,526     3,626

          Total current liabilities                      12,801     3,831

          Long-term debt, less current maturities        13,539    29,747

          Amounts due subsidiaries, net                  10,030    90,068

          Commitments and contingencies

          Common stock issued subject to
           repurchase obligation                          1,510     4,242

          Stockholders' equity

          Common stock                                      241       190
          Class B capital stock                               2         2
          Capital in excess of par value                119,856   106,274
          Deficit                                       (53,151)  (39,028)
          Net unrealized loss on available-for-
          -sale securities                               (1,783)

          Total stockholders' equity                     65,165    67,438
                                                       $103,045  $195,326



            See accompanying notes to the condensed financial statements.


                                         ii



                       NATIONAL PATENT DEVELOPMENT CORPORATION
                                SCHEDULE I (Continued)

                          CONDENSED STATEMENT OF OPERATIONS
                        (in thousands, except per share data)

                                                   Year ended December 31,
          Revenues                                 1994      1993     1992
            Sales                               $   812   $   945  $   915
            Investment and other income
             (expense), net                      (3,899)    1,388    3,767
                                                 (3,087)    2,333    4,682
          Costs and expenses
            Cost of goods sold                      586       573      632
            Selling, general and administrative   6,847     8,294    8,131
            Research and development                431       326      301
            Interest                              4,086     6,414    8,769
                                                 11,950    15,607   17,833
          Gain on disposition of stock of
           a subsidiary and an affiliate                    3,795

          Gain on issuance of stock of
           a subsidiary                                     1,353
          Equity in earnings of subsidiaries      3,640       234    1,573
          Loss before income taxes,
           discontinued operation and
           extraordinary item                   (11,397)   (7,892) (11,578)
          Income tax benefit                                1,043
          Loss before discontinued
           operation and extraordinary item     (11,397)   (6,849) (11,578)

          Discontinued operation
          Loss from discontinued operation       (2,574)     (947)  (2,027)
          Loss before extraordinary item        (13,971)   (7,796) (13,605)

          Extraordinary item
          Gain from early extinguishment
           of debt, net of tax of $1,043
           in 1993                                          1,819    1,662
          Net loss                             $(13,971) $ (5,977)$(11,943)

          Income (loss) per share
          Loss before discontinued
           operation and extraordinary item     $  (.52) $   (.40)  $ (.73)

          Discontinued operation                   (.12)     (.06)    (.13)
          Extraordinary item                                  .11      .10
          Net loss per share                    $  (.64) $   (.35)  $ (.76)

          See accompanying notes to the condensed financial statements. Prior years have been restated to reflect the discontinued operation.

                                         iii



                       NATIONAL PATENT DEVELOPMENT CORPORATION

                                SCHEDULE I (Continued)

                          CONDENSED STATEMENT OF CASH FLOWS

                                    (in thousands)

                                                   Year ended December 31,
                                                   1994      1993     1992

          Cash flows from operations:

          Net loss                             $(13,971)  $(5,977)$(11,943)
          Adjustments to reconcile net income
            to net cash provided by
            operating activities:
           Depreciation and amortization            392       798    1,332
           Equity in earnings of subsidiaries    (3,640)     (234)  (1,573)
           Provision for discontinued operation   1,570
           Share of loss of discontinued
            operation                             1,004       947    2,027
           Income tax benefit allocated to
            continuing operations                          (1,043)
           Gain on disposition of stock of
            a subsidiary and an affiliate                  (3,795)
           Gain on issuance of stock of
            a subsidiary                                   (1,353)
           Gains from early extinguishment
            of debt, net of income tax in 1993             (1,819)  (1,662)
           Changes in other operating items         994     1,662     (204)
           Net cash used for operations         (13,651)  (10,814) (12,023)

          Cash flows from investing activities:
          Proceeds from sale of an investment                        4,500
          (Additions to) reductions of
          property, plant & equipment               (29)      (22)      34
          Reduction of (additions to)
           intangible assets                        (37)      477
          Reduction of investments and
           other assets, net                     11,473    13,841    5,787
          Net cash provided by investing
           activities                            11,407    14,296   10,321



                                          iv



                       NATIONAL PATENT DEVELOPMENT CORPORATION

                                SCHEDULE I (Continued)

                          CONDENSED STATEMENT OF CASH FLOWS

                                    (in thousands)

                                                    Year ended December 31,
                                                    1994      1993     1992



          Cash flows from financing activities:

          Net repayments of short-term borrowings $      $ (4,379) $(5,967)
          Decrease in restricted cash                         270    4,730
          Reduction of long-term debt              (295)   (3,450)  (2,683)
          Proceeds from issuance of common stock    188       198
          Exercise of common stock options
           and warrants                              99       413      282
          Proceeds from issuance of
           long-term debt                         2,359

          Issuance of treasury stock                                    15
          Net cash provided by (used
           for) financing activities              2,351    (6,948)  (3,623)

          Net increase (decrease) in
           cash and cash equivalents                107    (3,466)  (5,325)
          Cash and cash equivalents
           at beginning of year                   9,058    12,524   17,849
          Cash and cash equivalents at
           end of year                          $ 9,165   $ 9,058 $ 12,524


                                          v



                       NATIONAL PATENT DEVELOPMENT CORPORATION

                                SCHEDULE I (Continued)

                    CONDENSED STATEMENT OF CASH FLOWS (Continued)

                        (in thousands, except per share data)




                                                   Year ended December 31,
                                                    1994     1993     1992


          Supplemental disclosures of cash flow information:

          Cash paid during the year for:
            Interest                            $ 1,009  $ 2,375  $ 6,145
            Income taxes                        $    42  $    44  $   103

          Supplemental schedule of noncash transactions:

          Additions to other assets and
           prepaid expenses                         100      179      130
          Reduction of accrued interest payable   1,045      607
          Reduction of debt                       9,167   21,900    1,819
          Reduction of accounts payable             267               597
          Issuances of treasury stock                              (1,468)
          Issuances of common stock             (10,579)  (8,981)  (1,078)
          Issuance of long-term debt                      (3,006)
          Common stock issued subject to
           repurchase obligation                          (4,242)
          Gain on disposition of stock
           of a subsidiary and
           an affiliate                                   (3,795)
          Gain on exchange of debt,
           before income tax effect                       (2,662)





            See accompanying notes to the condensed financial statements.


                                          vi




                       NATIONAL PATENT DEVELOPMENT CORPORATION

                                SCHEDULE I (Continued)

                       NOTES TO CONDENSED FINANCIAL STATEMENTS

          1.      INVENTORIES

                  Inventories are valued at the lower cost or market, principally using the first-in, first-out (FIFO) method of costing. Inventories consisting of material, labor, and overhead are classified as follows (in thousands):

                                                         December 31,
                                                    1994         1993
                  Raw materials                 $    50      $    95
                  Work in process                     1            2
                  Finished goods                     46           80
                  Land for resale                 2,650        2,700
                                                $ 2,747      $ 2,877

          2.      LONG-TERM DEBT

                  Long-term debt consists of the following (in thousands):

                                                         December 31,
                                                    1994         1993
                  5% Convertible Bonds         $  2,129     $  2,300
                  8% Swiss Bonds                  2,999     $  4,572
                  Old Swiss convertible bonds    10,158       15,300
                  12% Subordinated debentures     6,783        6,829
                  Notes payable in
                   connection with settlements
                    of litigation                   745          951
                                                 22,814       29,952
                  Less current maturities         9,275          205
                                               $ 13,539     $ 29,747

          Aggregate annual maturities of long-term debt outstanding at December 31, 1994 for each of the next five years are as follows (in thousands):


                          1995                $ 9,275
                          1996                  4,355
                          1997                  7,055
                          1998
                          1999                  2,129

          See Note 10 of the Notes to Consolidated Financial Statements for additional information with respect to the Company's long-term debt.

                                         vii



                       NATIONAL PATENT DEVELOPMENT CORPORATION

                                SCHEDULE I (Continued)

                 NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)





          3.    COMMITMENTS AND CONTINGENCIES

          The Company has several noncancellable leases which cover real property and machinery and equipment. Such leases expire at various dates with, in some cases, options to extend their terms.

          Minimum rentals under long-term operating leases are as follows (in thousands):




                                    Real       Machinery &
                                   property   equipment      Total
                       1995       $  636     $    92         $  728
                       1996          636          46            682
                       1997          636          29            665
                       1998          656          15            671
                       1999          656          10            666
                       After 1999  1,968                      1,968
                       Total      $5,188       $ 192         $5,380





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


                                         viii


               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                     SCHEDULE II





          Valuation and qualifying accounts (in thousands)

                                             Additions
                                 Balance at Charged to             Balance
                                  Beginning   Costs &             Close of
                                  of Period  Expenses Deductions(a) Period

          Year ended December 31, 1994:

           Allowance for doubtful
            accounts                 $1,689     $1,733      $1,330  $2,092


          Year ended December 31, 1993:

           Allowance for doubtful
            accounts                  1,581      1,077         969   1,689

          Year ended December 31, 1992:

           Allowance for doubtful
            accounts                  1,795      1,287       1,501   1,581




          (a) Write-off of uncollectible accounts, net of recoveries.


















                                          ix



                             INDEPENDENT AUDITORS' REPORT





          The Board of Directors and Stockholders
          National Patent Development Corporation

          Under date of April 3, 1995, we reported on the consolidated balance sheet of National Patent Development Corporation and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1994, as contained in the annual report on Form 10-K for the year ended 1994. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management.
          Our responsibility is to express an opinion on these financial statement schedules based on our audits.

          In our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                               KPMG Peat Marwick LLP

          New York, New York
          April 3, 1995














                                          x