Form 10-Q
period 1995-03-31
NATIONAL PATENT DEVELOPMENT CORP
filed 1995-05-15
CIK 70415

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q



          [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
          For the quarter ended March 31, 1995

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


                         Yes  X    No


          Number of shares outstanding of each of issuer's classes of common stock as of May 10, 1995:


                          Common Stock          26,812,321 shares
                       Class B Capital             250,000 shares












               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                  TABLE OF CONTENTS



                                                              Page No.

          Part I.  Financial Information


               Consolidated Condensed Balance Sheets -
                 March 31, 1995 and December 31, 1994              1

               Consolidated Condensed Statements of Operations-
                 Three Months Ended March 31, 1995 and 1994        3

               Consolidated Condensed Statements of Cash Flows -
                 Three Months Ended March 31, 1995 and 1994        4

               Notes to Consolidated Condensed Financial
                 Statements                                        6

               Management's Discussion and Analysis of Financial
                 Condition and Results of Operations               8

               Qualification Relating to Financial Information    11

          Part II. Other Information                              12

          Signatures                                              13



                            PART I.  FINANCIAL INFORMATION

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED CONDENSED BALANCE SHEETS

                                    (in thousands)


                                                  March 31,   December 31,
                                                      1995           1994
                           ASSETS               (unaudited)             *

          Current assets

          Cash and cash equivalents               $  9,009       $ 10,075
          Accounts and other receivables            41,163         52,487
          Inventories                               24,619         20,642
          Costs and estimated earnings
           in excess of billings on
           uncompleted contracts                    12,931         15,237
          Prepaid expenses and other
           current assets                            6,154          6,770

          Total current assets                      93,876        105,211

          Investments and advances                  15,470         11,600

          Property, plant and equipment, at cost    31,544         37,423
          Less accumulated depreciation            (20,173)       (22,843)
                                                    11,371         14,580

          Intangible assets, net of amortization    33,293         37,025

          Investment in financed assets                 85            684

          Other assets                               3,338          6,446
                                                  $157,433       $175,546


          * The Consolidated Condensed Balance Sheet as of December 31, 1994 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.

          See accompanying notes to the consolidated condensed financial statements.



               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

                                    (in thousands)


                                                  March 31,   December 31,
                                                      1995           1994
          LIABILITIES AND STOCKHOLDERS' EQUITY  (unaudited)             *

          Current liabilities

          Current maturities of long-term debt
           and notes payable                      $ 11,011       $ 14,279
          Short-term borrowings                     25,376         31,060
          Accounts payable and accrued expenses     26,193         27,958
          Billings in excess of costs and
           estimated earnings on
           uncompleted contracts                     4,175          6,091

          Total current liabilities                 66,755         79,388

          Long-term debt less current maturities    11,706         17,513

          Minority interests and other               9,426         11,970

          Common stock issued subject to
           repurchase obligation                     1,522          1,510

          Stockholders' equity

          Common stock                                 266            241
          Class B capital stock                          2              2
          Capital in excess of par value           122,387        119,856
          Deficit                                  (52,704)       (53,151)
          Net unrealized loss on available-
           for-sale securities                      (1,927)        (1,783)
          Total stockholders' equity                68,024         65,165
                                                  $157,433       $175,546

          * The Consolidated Condensed Balance Sheet as of December 31, 1994 has been summarized from the Company's audited Consolidated Balance sheet as of that date.


          See accompanying notes to the consolidated condensed financial statements.

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                        (in thousands, except per share data)

                                                        Three months

                                                      ended March 31,
                                                      1995      1994
          Revenues
            Sales                                 $ 46,552  $ 44,530
            Investment and other income
             (expense), net                           (134)     (752)
                                                    46,418    43,778
          Costs and expenses
            Costs of goods sold                     39,282    36,518
            Selling, general & administrative        7,162     7,865
            Interest                                   998     1,482
                                                    47,442    45,865
          Gain on sale of stock of a subsidiary      2,567

          Minority interests                          (300)      (68)

          Income (loss) before income taxes,
           discontinued operation and
           extraordinary item                        1,243    (2,155)
          Income tax expense                          (297)      (66)
          Income (loss) before discontinued
           operation and extraordinary item            946    (2,221)

          Discontinued operation
           Loss from discontinued operation           (727)     (239)
          Income (loss) before extraordinary item      219    (2,460)

          Extraordinary item
           Early extinguishment of debt,
            net of income tax                          228

          Net income (loss)                      $     447  $ (2,460)

          Income (loss) per share
          Income (loss) before discontinued
           operation and extraordinary item       $    .04  $   (.11)
           Discontinued operation                     (.03)     (.02)
           Extraordinary item                          .01

           Net income (loss) per share            $    .02  $   (.13)
           Dividends per share                      none      none

          See accompanying notes to the consolidated condensed financial statements.

                                          3
             NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                    (in thousands)

                                                        Three months
                                                      ended March 31,
                                                     1995      1994
          Cash flows from operations:

          Net income (loss)                        $   447  $ (2,460)
          Adjustments to reconcile net
           income (loss) to net cash
           provided by (used for)
           operating activities:
            Provision for discontinued operation       700
            Depreciation and amortization            2,319     1,248
            Gains from early extinguishment
             of debt                                  (228)
            Gain on sale of stock of a
             subsidiary                             (2,567)
            Changes in other operating items        (2,236)   (5,680)
            Net cash used for operations            (1,565)   (6,892)

          Cash flows from investing activities:

          Proceeds from sale of stock
           of a subsidiary                           5,000
          Additions to property, plant
           & equipment                              (1,809)   (1,382)
          Additions to intangible assets              (427)
          Reduction in (additions to)
           investments and other assets, net           291     1,685
          Net cash provided by (used for)
           investing activities                      3,055       303

          Cash flows from financing activities:

          Net proceeds from short-term borrowings    1,947     5,147
          Proceeds from issuance of
           long-term debt                                        924
          Reduction of long-term debt               (4,503)     (778)
          Proceeds from issuance of common stock                  88
          Exercise of common stock options
           and warrants                                           80
          Net cash provided by (used for)
           financing activities                     (2,556)    5,461


               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)

                                     (Unaudited)

                                    (in thousands)


                                                        Three months

                                                      ended March 31,
                                                      1995      1994

          Net decrease in cash and cash
           equivalents                            $ (1,066) $ (1,128)
          Cash and cash equivalents at the
           beginning of the periods                 10,075    10,976
          Cash and cash equivalents at the end
           of the periods                            9,009     9,848

          Supplemental disclosures of cash
           flow information:

          Cash paid during the periods for:
            Interest                              $  1,137  $    919
            Income taxes                          $    328  $    143







          See accompanying notes to the consolidated condensed financial statements.














                                          5
              NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                     (Unaudited)


          1.   Inventories

               Inventories are valued at the lower of cost or market, principally using the first-in, first-out (FIFO) method. Inventories consisting of material, labor, and overhead are classified as follows (in thousands):



                                       March 31,  December 31,
                                           1995        1994
          Raw materials               $   1,763   $   1,973
          Work in process                   534         462
          Finished goods                 19,709      15,557
          Land held for resale            2,613       2,650

                                       $ 24,619    $ 20,642


          2.   Long-term debt

               Long-term debt consists of the following (in thousands):


                                       March 31,    December 31,
                                          1995          1994

          8% Swiss bonds              $  1,385    $  2,999
          Swiss convertible bonds        5,763      10,157
          New 5% convertible bonds       2,129       2,129
          12% Subordinated debentures    6,783       6,783
          Other                          6,657       9,145
                                        22,717      31,213
          Less current maturities       11,011      13,700
                                        11,706    $ 17,513







               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

                                     (Unaudited)

          3.   Subsequent event

               On April 7, 1995, the Company entered into a $5,000,000 Term Loan Agreement, of which the Company received $4,900,000 after closing fees. The Term Loan is payable in sixteen consecutive quarterly installments, commencing on June 30, 1996. The first fifteen installments will be $250,000 and the last installment shall be $1,250,000. The Company will use the proceeds to repay and refinance its Swiss denominated long-term debt due in 1995 and 1996. The Term Loan is secured by certain assets of the Company and requires the Company to meet certain financial covenants.

               In addition, General Physics Corporation (GP), the Company's 51% owned subsidiary entered into a new $20,000,000 secured revolving credit agreement with a commercial bank, and terminated its previous credit agreement. Borrowings under the new credit agreement bear interest at the prime rate or at a rate which is 1.75% over LIBOR, whichever rate is elected by GP. The new credit agreement is secured by the accounts receivable of GP and certain of its subsidiaries, and contains certain covenants which, among other things, limit the amount and nature of certain expenditures by GP, and requires GP to maintain certain financial ratios.




















            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

                                RESULTS OF OPERATIONS

             The Company had income (loss) before income taxes, discontinued operation and extraordinary item of $1,243,000 for the quarter ended March 31, 1995 compared to a loss of $(2,155,000) for the quarter ended March 31, 1994. The improved operating results were primarily the result of the $2,567,000 gain recognized by the Company on the sale of 1,666,667 shares of the Company's GTS Duratek, Inc. (Duratek) common stock in January 1995. As a result of the transaction, the Company's ownership fell below 50% and commencing in January 1995, the Company will account for its investment in Duratek on the equity basis. In addition, the Company had reduced interest expense due to a reduction in long-term debt, as well as improved operating results at the Company's Hydro Med Sciences division.

             During the first quarter of 1995, the Company realized net foreign currency transaction losses of $(1,069,000), as compared to a loss of $(897,000) for the first quarter of 1994. This was a result of the weakness of the U.S. dollar relative to the Swiss Franc and the Company's decision not to hedge its Swiss currency obligations. At March 31, 1995, there was an aggregate of SFr. 6,849,000 of Swiss denominated indebtedness outstanding, of which SFr. 5,749,000 represents principal amount outstanding and approximately SFr. 1,100,000 represents interest accrued thereon. Foreign currency valuation fluctuations may adversely affect the results of operations and financial condition of the Company. In order to protect itself against currency valuation fluctuations, the Company has at times swapped or hedged a portion of its obligations denominated in Swiss Francs. At March 31, 1995, the Company had not hedged its Swiss Franc obligations. If the value of the Swiss Franc to the U.S. dollar increases, the Company will recognize transaction losses on its Swiss Franc obligations. On March 31, 1995, the value of the Swiss Franc to the U.S. dollar was 1.133 to 1. There can be no assurance that the Company will be able to swap or hedge obligations denominated in foreign currencies at prices acceptable to the Company or at all. The Company will continue to review this policy on a continuing basis.

          Sales
             For the quarter ended March 31, 1995, consolidated sales increased by $2,022,000 to $46,552,000 from the $44,530,000 in the corresponding quarter of 1994. The increased sales were the result of increased sales within the Distribution and Physical Science Groups. The increased sales within the Physical Science
                                          8

          Group were the result of consolidating the sales of General Physics Corporation (GP) since September 1994, partially offset by Duratek being accounted for on the equity basis since January 1995.

          Gross margin

             Consolidated gross margin of $7,270,000, or 16%, for the quarter ended March 31, 1995, decreased by $742,000 compared to the consolidated gross margin of $8,012,000, or 18%, for the quarter ended March 31, 1994. The decreased gross margin in 1995 was principally the result of decreased gross margin achieved by the Physical Science Group primarily due to the Company's ownership in Duratek falling below 50% in January 1995, and the Company accounting for the results of Duratek on the equity basis from that time, partially offset by increased gross margin achieved by GP as a result of GP being included in the consolidated results since September 1994.

          Selling, general and administrative expenses

             For the three months ended March 31, 1995, selling, general and administrative (SG&A) expenses were $7,162,000 compared to the $7,865,000 incurred in the first quarter of 1994. The decrease in SG&A for the first quarter of 1995 was the result of Duratek being accounted for on the equity method since January 1995.

          Interest expense

             For the three months ended March 31, 1995, interest expense was $998,000 compared to $1,482,000 for the three months ended March 31, 1994. The decreased interest expense for the quarter was the result of reduced long-term debt.

          Investment and other income (expense), net

             Investment and other income (expense), net of $(134,000) for the quarter ended March 31, 1995, improved by $618,000 as compared to $(752,000) for the first quarter of 1994. The reduced expense was principally due to the effect of the following factors; a loss of $(275,000) realized in the quarter ended March 31, 1995, on the share of losses of 20% to 50% owned subsidiaries, compared to a loss of $(770,000) recognized in the quarter ended March 31, 1994, partially offset by $(1,069,000) and $(897,000) of foreign currency transaction losses, for the quarters ended March 31, 1995 and 1994, respectively. For the quarter ended March 31, 1995 and 1994, the Company's share of ISI's loss was $(335,000) and $(845,000). In addition, the Company achieved increased investment income in 1995 due to increased cash balances and higher short-term interest rates.


                                          9
            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
                           LIQUIDITY AND CAPITAL RESOURCES

             At March 31, 1995, the Company had cash and cash equivalents totaling $9,009,000. GP, SGLG and American Drug Company had cash and, cash equivalents of $271,000 at March 31, 1995. The minority interests of these two companies are owned by the general public, and therefore the assets of these subsidiaries have been dedicated to the operations of these companies and may not be readily available for the general corporate purpose of the parent. In addition, MXL Industries, Inc. had cash and cash equivalents totaling $641,000, which was not available to the Company due to restrictions within MXL's line of credit agreement.

             The Company has sufficient cash, cash equivalents and marketable securities, and borrowing availability under existing and potential lines of credit to satisfy its cash requirements for its Swiss Franc denominated indebtedness due in 1995, which totaled approximately $3,816,000 at March 31, 1995. The Company had not yet paid approximately $2,874,000 of such indebtedness which was due in March 1995. In order for the Company to meet its long-term cash needs, which include the repayment of approximately $3,332,000 of Dual Currency and Swiss Franc denominated indebtedness scheduled to mature in 1996, the Company must obtain additional funds from among various sources. The Company has historically reduced its long-term debt through the issuance of equity securities in exchange for long-term debt. In addition to its ability to issue equity securities, the Company believes that it has sufficient marketable long-term investments, as well as the ability to obtain additional funds from its operating subsidiaries and the potential to enter into new credit arrangements. The Company reasonably believes that it will be able to accomplish some or all of the above transactions in order to fund the scheduled repayment of the Company's long-term Swiss debt in 1996.












                                          10

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                   QUALIFICATION RELATING TO FINANCIAL INFORMATION

                                    March 31, 1995

             The financial information included herein is unaudited. In addition, the financial information does not include all disclosures required under generally accepted accounting principles because certain note information included in the Company's Annual Report has been omitted; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results for the 1995 interim period are not necessarily indicative of results to be expected for the entire year.





                                   11

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                             PART II.  OTHER INFORMATION




          Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

                    a.   Exhibits

                         3.ii Amended By-Laws of the Registrant.

                         10. Credit Agreement dated April 7, 1995 among the Registrant, General Physics Corporation, Inventory Management Corporation, GP Environmental Services, Inc. and GPS Technologies, Inc. Federal Systems Group and NatWest Bank, N.A.


                    b.  Reports

                        none


























                                          12

               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES



                                    March 31, 1995


                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                        NATIONAL PATENT DEVELOPMENT
                                        CORPORATION


          DATE: May 12, 1995            BY: Jerome I. Feldman
                                            President and Chief
                                            Executive Officer


          DATE: May 12, 1995            BY: Scott N. Greenberg
                                            Vice President,
                                            Chief Financial Officer


























                                          13