Form 10-Q
period 1995-06-30
NATIONAL PATENT DEVELOPMENT CORP
filed 1995-08-14
CIK 70415

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended June 30, 1995

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

                          		Yes    X     				No

Number of shares outstanding of each of issuer's classes of common stock as of August 11, 1995:


                  Common Stock            	26,953,957 shares
                  Class B Capital            	250,000 shares



             NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS



                                                              		Page No.

Part I.	Financial Information


			Consolidated Condensed Balance Sheets -
				June 30, 1995 and December 31, 1994                           	1

			Consolidated Condensed Statements of Operations -
				Three Months and Six Months Ended June 30,
				1995 and 1994	                                                 3

			Consolidated Condensed Statements of Cash Flows -
				Six Months Ended June 30, 1995 and 1994                       	4

			Notes to Consolidated Condensed Financial
				Statements                                                    	6

			Management's Discussion and Analysis of Financial
				Condition and Results of Operations                           	8

			Qualification Relating to Financial Information                12

Part II.	Other Information                                       	13

				Signatures                                                   	14



                        PART I.  FINANCIAL INFORMATION

           NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (in thousands)

                                                   	June 30, 	December 31,
                                                     	1995      	1994
                 ASSETS	                          (unaudited)     	*

Current assets

Cash and cash equivalents                         	 $ 11,810   	$ 10,075
Accounts and other receivables                       	44,663   	52,487
Inventories                                          	19,488   	20,642
Costs and estimated earnings in excess
 of billings on uncompleted contracts	                11,137   	15,237
Prepaid expenses and other current
 assets                                               	4,509    	6,770

Total current assets	                                 91,607  	105,211

Investments and advances                             	15,418   	11,600

Property, plant and equipment, at cost	               32,159   	37,423
Less accumulated depreciation                       	(20,978) 	(22,843)
                                                     	11,181   	14,580

Intangible assets, net of amortization	               33,175   	37,025

Investment in financed assets                                 	   	684

Other assets                                            4,080   	6,446
                                                    	$155,461 $175,546


* The Consolidated Condensed Balance Sheet as of December 31, 1994 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.

See accompanying notes to the consolidated condensed financial statements.


            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

               CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

                                 (in thousands)


                                                  	June 30,    	December 31,
	                                                     1995          	1994
LIABILITIES AND STOCKHOLDERS' EQUITY             	(unaudited)	         *

Current liabilities

Current maturities of long-term debt
 and notes payable                                	$  6,926      	$ 14,279
Short-term borrowings                               	25,759        	31,060
Accounts payable and accrued expenses               	21,943        	27,958
Billings in excess of costs and
 estimated earnings on uncompleted
  contracts                                          	6,018         	6,091

Total current liabilities                            60,646        	79,388

Long-term debt less current maturities              	17,355        	17,513

Minority interests and other                         	9,419        	11,970

Common stock issued subject to
 repurchase obligation                               	1,522         	1,510

Stockholders' equity

Common stock                                           	267           	241
Class B capital stock	                                    2             	2
Capital in excess of par value                     	122,576       	119,856
Deficit                                            	(54,246)      	(53,151)
Net unrealized loss on
 available-for-sale securities                      	(2,080)       	(1,783)
Total stockholders' equity                          	66,519        	65,165
                                                  	$155,461      	$175,546


* The Consolidated Condensed Balance Sheet as of December 31, 1994 has been summarized from the Company's audited Consolidated Balance sheet as of that date.


See accompanying notes to the consolidated condensed financial statements.



            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                       (Unaudited)

                          (in thousands, except per share data)

                                             		Three months 		Six months
                                                  			ended June 30,

                                        	1995      	1994      	1995     	1994
Revenues
 Sales	                              $ 48,416  	$ 51,430  	$ 94,968  $ 95,960
 Investment and other
  income (expense), net                  	812    	(1,258)       678   	(2,010)
	                                      49,228  	  50,172    	95,646  	 93,950

Costs and expenses
 Cost of goods sold                   	40,584    	41,916    	79,866   	78,434
 Selling, general & administrative	     7,387     	9,034    	14,549   	16,899
 Interest                              	1,435     	1,418     	2,433    	2,900
	                                      49,406    	52,368    	96,848   	98,233
Minority interests                      	(204)     	 (36)     	(504)   	 (104)
Gain on sale of stock of a subsidiary			                      2,567
Gain on issuance of stock
 by a subsidiary	                                   	229      		229
Income (loss) before income taxes,
 discontinued operation
  and extraordinary item                	(382)   	(2,003)      	861   	(4,158)
Income tax expense                      	(528)      	(52)     	(825)    	(118)

Income (loss) before discontinued
 operation and extraordinary item       	(910)    (2,055	        36   	(4,276)

Discontinued operation
 Loss from discontinued operation       	(412)      (288)   	(1,139)    	(527)

Loss before extraordinary item         (1,322)    (2,343)   	(1,103)  	(4,803)

Extraordinary item
 Extinguishment of debt                  (220)                    8

Net loss                             	$(1,542)  	$(2,343)  	$(1,095) 	$(4,803)

Loss per share
 Loss before discontinued operation
 and extraordinary item              	$  (.03)   $  (.10)  	$        	$  (.22)
Discontinued operation                  	(.02)     	(.02)     	(.04)    	(.03)
 Extraordinary item                      (.01)
Net loss per share                    $  (.06)  	$  (.12)  	$  (.04)	 $  (.25)
Dividends per share                      	none      	none      	none     	none


See accompanying notes to the consolidated condensed financial statements.


               NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                     (Unaudited)

                                   (in thousands)
                                                            		Six months
		                                                          ended June 30,
	                                                        1995       	1994
Cash flows from operations:

Net loss                                               	$(1,095)  	$(4,803)
Adjustments to reconcile net income
  to net cash used for operating activities:
  Provision for discontinued operation	                   1,100
  Depreciation and amortization                          	2,573     	2,152
  Gains from early extinguishment of debt	                   (8)
  Gain on sale of stock of a subsidiary                 	(2,567)
  Changes in other operating items	                         277    	(7,634)
  Net cash provided by (used for) operations               	280   	(10,285)

Cash flows from investing activities:

Proceeds from sale of stock of a subsidiary              	5,000
Additions to property, plant & equipment                (1,803)    	(1,734)
Additions to intangible assets, net                      	(679)      	(239)
Reduction of (additions to) investments
 and other assets, net                                   	(172)     	2,332
Net cash provided by investing activities               	2,346        	359

Cash flows from financing activities:

Net proceeds from short-term borrowings                 	2,330      	8,085
Proceeds from issuance of long-term debt                	4,910      	3,163
Reduction of long-term debt                             (8,131)    	(2,011)
Exercise of common stock options and warrants                        		100
Proceeds from issuance of common stock		                                88
Net cash (used for) provided by
 financing activities                                    	(891)     	9,425

Net increase (decrease) in cash and
 cash equivalents                                       	1,735       	(501)
Cash and cash equivalents at the beginning
 of the periods                                         10,075     	10,976
Cash and cash equivalents at the end
 of the periods                                       	$11,810  	$10,475


          NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)

                                  (Unaudited)

                                (in thousands)


                                                          		Six months
                                                          ended June 30,
                                                        1995     	1994

Supplemental disclosures of
 cash flow information:

Cash paid during the periods for:
 Interest                                              $ 2,589  	$ 2,135
 Income taxes                                         	$   479  	$   261




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

	Inventories are valued at the lower of cost or market, principally using the first-in, first-out (FIFO) method. Inventories consisting of material, labor, and overhead are classified as follows (in thousands):

                                                  June 30,  		December 31,
                                                   		1995       		1994
Raw materials                                    	$ 1,539    		$ 1,973
Work in process                                      	465        		462
Finished goods                                    	17,484     		15,557
Land held for resale	                                          		2,650
                                                		$19,488    		$20,642

2.	Long-term debt

	Long-term debt consists of the following (in thousands):

                                               		 June 30,		  December 31,
		                                                   1995       		1994
8% Swiss bonds                                   	$   113    		$ 2,999
8% Swiss bonds due                                   2000       	2,340
Swiss convertible bonds                            	2,014     		10,157
New 5% convertible bonds                           	2,129      		2,129
12% Subordinated debentures                        	6,783      		6,783
Other                                            		10,902     		 9,145
		                                                 24,281     		31,213
Less current maturities                             6,926     		13,700
                                                		$17,355  		$17,513


	On June 28, 1995, the Company's Exchange Offer for certain issues of its outstanding indebtedness expired. The Company accepted for exchange Swiss Francs ("SFr.") 1,299,000 of its 8% Swiss Bonds due March 1, 1995, SFr. 1,120,000 of its Convertible Swiss Bonds due March 7, 1995, SFr. 945,000 of its 5.75% Convertible Bonds due May 9, 1995, SFr. 795,000 of its 5.625% Convertible Bonds due March 18, 1996, and $1,212,000 of its 7% Dual Currency Bonds due March 18, 1996. In exchange for the forgoing bonds, the Company issued, an aggregate of SFr. 3,604,000 of new 8% Swiss Bonds, due June 28, 2000 (the "New 8% Bonds") and paid $2,873,000 in cash. The New 8% Bonds were valued at $ 2,340,000(after an original issue discount of 25%). The principal and interest on the New 8% Bonds are payable either in cash or in shares of common stock of the Company, at the option of the Company.

The Company reduced its long-term debt due in 1995 and 1996 by $4,824,000 and realized a loss of $220,000 on the Exchange Offer.




           NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

                                 (Unaudited)

3.	Term loan

	On April 7, 1995, the Company entered into a $5,000,000 Term Loan Agreement, of which the Company received approximately $4,900,000 after closing fees. The Term Loan is payable in sixteen consecutive quarterly installments, commencing on June 30, 1996. The first fifteen installments will be $250,000 and the last installment shall be $1,250,000. The Company has used a portion of the proceeds in July 1995 to repay and refinance its Swiss denominated long-term debt due in 1995 and 1996. The Term Loan is secured by certain assets of the Company and requires the Company to meet certain financial covenants.


4.	Revolving agreement

	On April 7, 1995, General Physics Corporation (GP), the Company's 51% owned subsidiary, entered into a new $20,000,000 secured revolving credit agreement with a commercial bank, and terminated its previous credit agreement. Borrowings under the new credit agreement bear interest at the prime rate or at a rate which is 1.75% over LIBOR, whichever rate is elected by GP. The new credit agreement is secured by the accounts receivable of GP and certain of its subsidiaries, and contains certain covenants which, among other things, limit the amount and nature of certain expenditures by GP, and requires GP to maintain certain financial ratios.





             NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                           AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS

	The Company incurred income (loss) before income taxes, discontinued operation and extraordinary item of $(382,000) and $861,000 for the quarter and six months ended June 30, 1995, as compared with a loss of $(2,003,000) and ($4,158,000) for the corresponding periods of 1994. The improvement in the Company's results before discontinued operation and extraordinary item is due to several factors. The improved operating results were primarily the result of the $2,567,000 gain recognized by the Company on the sale of 1,666,667 shares of the Company's GTS Duratek, Inc. (Duratek) common stock in January 1995. As a result of the transaction, the Company's ownership fell below 50% and commencing in January 1995, the Company has accounted for its investment in Duratek on the equity basis. Included in investment and other income(expense), net for the quarter and six months ended June 30, 1995, is $78,000 and $(991,000), respectively, of foreign currency transaction gains (losses), compared to losses of $(1,115,000) and $(2,012,000) for the corresponding periods of 1994. The Physical Science Group achieved increased operating profits in 1995. In addition, for the quarter and six months ended June 30, 1995, the Company also achieved reduced interest expense at the corporate level, as a result of reduced long-term debt.

	Foreign currency valuation fluctuations may adversely affect the results of operations and financial condition of the Company.  At June 30, 1995, the
Company had not hedged its Swiss franc obligations.  If the value of the Swiss franc to the U.S. dollar increases, the Company will recognize transaction losses on its Swiss franc obligations.  On June 30, 1995, the value of the
Swiss franc to the U.S. dollar was approximately 1.1485 to 1.  There can be no assurance that the Company will be able to swap or hedge obligations denominated in foreign currencies at prices acceptable to the Company or at all.  The Company will continue to review this policy on a continuing basis.
At June 30, 1995, the Company had approximately SFr. 4,698,000 of Swiss denominated debt outstanding, of which approximately SFr. 4,298,000 represents principal amount outstanding and approximately SFr. 400,000 represents interest accrued thereon.


           NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                   AND RESULTS OF OPERATIONS (Continued)


Sales

	For the quarter ended June 30, 1995, consolidated sales decreased by $3,014,000 to $48,416,000 from the $51,430,000 recorded in the corresponding quarter of 1994. For the six months ended June 30, 1995, consolidated sales decreased by $992,000 to $94,968,000 from $95,960,000 recorded for the six months ended June 30, 1994. The decreased sales during the periods were the result of reduced sales in the Distribution Group, partially offset by increased sales within the Physical Science and Optical Plastics Group. The decreased sales within the Distribution Group was the result of the loss of a significant customer. The increased sales within the Physical Science Group were the result of consolidating the sales of General Physics Corporation (GP) since September 1994, partially offset by Duratek being accounted for on the equity basis since January 1995.

Gross margin

	Consolidated gross margin of $7,832,000, or 16%, for the quarter ended June
30, 1995, decreased by $1,682,000 when compared to the consolidated gross margin of $9,514,000, or 18%, for the quarter ended June 30, 1994.  For the six months ended June 30, 1995, consolidated gross margin of $15,102,000 or
16% of consolidated sales decreased by $2,424,000 when compared to $17,526,000 or 18% of consolidated sales earned in the six months ended June 30, 1994.
The decreased gross margin in 1995 was principally the result of decreased gross margin achieved by the Distribution and Physical Science Groups.  The
decreased gross margin within the Physical Science Group is primarily due to the Company's ownership in Duratek falling below 50% in January 1995, and the
Company accounting for the results of Duratek on the equity basis from that time, partially offset by GP being included in the consolidated results since
September 1994.  The reduced gross margin percentage is the result of continued pressure from customers within certain areas of GP's business to reduce costs.  The reduced gross margin in the Distribution Group was the result of reduced sales.



          NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS (Continued)

Selling, general and administrative expenses

	For the quarter and six months ended June 30, 1995, selling, general and administrative expenses (SG&A) of $7,387,000 and $14,549,000 were $1,647,000 and $2,350,000 lower than the $9,034,000 and $16,899,000 of SG&A expenses incurred during the quarter and six months ended June 30, 1994. The decrease in SG&A for the quarter and six months ended June 30, 1995, was principally the result of Duratek being accounted for on the equity method since January 1995.

Interest expense

	For the quarter and six months ended June 30, 1995, interest expense was $1,435,000 and $2,433,000, compared to $1,418,000 and $2,900,000 for the second quarter and six months ended June 30, 1994. The decreased interest expense for the six months ended June 30, 1995, was the result of reduced long-term debt.

Investment and other income (expense), net

	Investment and other income (expense), net of $812,000 and $678,000 for the quarter and six months ended June 30, 1995 increased by $2,070,000 and
$2,688,000, respectively, as compared to $(1,258,000) and $(2,010,000) for the corresponding periods of 1994.  The change was principally due to two factors;
$78,000 and $(991,000) of foreign currency transaction gains (losses)
recognized during the quarter and six months ended June 30, 1995, compared to losses of $(1,115,000) and $(2,012,000) for the corresponding periods of 1994, and a loss of $312,000 and $595,000 realized in the quarter and six months ended June 30, 1995, respectively, on the share of losses of 20% to 50% owned affiliates, compared to $1,050,000 and $1,820,000 losses realized in the quarter and six months ended June 30, 1994, respectively, primarily due to the results of Interferon Sciences, Inc. (ISI) being accounted for on the equity basis.  For the quarter and six months ended June 30, 1995, the Company's share of ISI's loss was $320,000 and $655,000, as compared to $900,000 and
$1,620,000, for the corresponding periods of 1994.  In addition, the Company achieved increased investment income in 1995 due to increased cash balances and higher short-term interest rates.


           NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                       LIQUIDITY AND CAPITAL RESOURCES


	At June 30, 1995, the Company had cash and cash equivalents totaling $11,810,000. A liability of approximately $2,873,000, which was included in "Accounts payable and accrued expenses" on the Consolidated Condensed Balance Sheet, relating to the Exchange Offer (See Note 2 to the Consolidated Condensed Financial Statements) was paid in July 1995. GP, SGLG and American Drug Company had cash and, cash equivalents of $1,818,000 at March 31, 1995. The minority interests of these two companies are owned by the general public, and therefore the assets of these subsidiaries have been dedicated to the operations of these companies and may not be readily available for the general corporate purpose of the parent. MXL Industries, Inc., a 100% owned subsidiary, had cash and cash equivalents totaling $1,061,000, which was not available to the Company due to restrictions within MXL's line of credit agreement. In addition, GP under its revolving credit agreement (See Note 4 to the Consolidated Condensed Financial Statements) can loan up to $2,000,000 to the Company at the prime rate of interest.

	The Company has sufficient cash, cash equivalents and marketable securities, and borrowing availability under existing and potential lines of credit to satisfy its cash requirements for its Swiss Franc denominated indebtedness due in 1995 and 1996, which totaled approximately $713,000 and $1,415,000, respectively at June 30, 1995. In order for the Company to meet its long-term cash needs, which include the repayment of approximately $6,783,000 of 12% Subordinated debentures scheduled to mature in 1997, the Company must obtain additional funds from among various sources. The Company has historically reduced its long-term debt through the issuance of equity securities in exchange for long-term debt. In addition to its ability to issue equity securities, the Company believes that it has sufficient marketable long-term investments, as well as the ability to obtain additional funds from its operating subsidiaries and the potential to enter into new credit arrangements. The Company reasonably believes that it will be able to accomplish some or all of the above transactions in order to fund the scheduled repayment of the Company's 12% Subordinated debentures in 1997.




           NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

               QUALIFICATION RELATING TO FINANCIAL INFORMATION

                               June 30, 1995



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

         	 (i) Exhibit 27 -  Financial Data Schedule

       	b.	Reports on Form 8-K

         		There were no reports filed on Form 8-K for the period ended June
30, 1995.




           NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES


                                June 30, 1995


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                          			NATIONAL PATENT DEVELOPMENT
		                                          	CORPORATION


DATE: August 11, 1995	                       BY: Scott N. Greenberg
				                                          			Vice President and
			                                             	Chief Financial Officer


DATE: August 11, 1995	                       BY: Jerome I. Feldman
			                                           			President and Chief
			                                             	Executive Officer