Form 10-Q
period 1995-09-30
NATIONAL PATENT DEVELOPMENT CORP
filed 1995-11-16
CIK 70415

THIS DOCUMENT IS A COPY OF THE FORM 10-Q FOR THE THIRD
QUARTER ENDED SEPTEMBER 30, 1995 FILED ON NOVEMBER 15, 1995
PURSUANT TO RULE 201 TEMPORARY HARDSHIP EXEMPTION.

               UNITED STATES SECURITIES AND EXCHANGE
                     COMMISSION WASHINGTON, D.C. 20549
                          FORM 10-Q
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarter ended September 30, 1995

                             or

[  ]  Transition Report Pursuant to Section 13 or  15(d)  of
the Securities Exchange Act of 1934
For the transition period from          to
Commission File Number:                 1-7234

                NATIONAL PATENT DEVELOPMENT CORPORATION
         (Exact Name of Registrant as Specified in its Charter)
Delaware                                          13-1926739
(State  or  other jurisdiction of             (I.R.S. Employer
incorporation  or organization                Identification No.)

9 West 57th Street, New York, NY                       10019
(Address of principal executive offices)               (Zip code)
(212) 826-8500

(Registrant's telephone number, including area code)  212-230-9500


Indicate by check mark whether the registrant (1) has filedall reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period) that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.


                    Yes       X                   No

Number of shares outstanding of each of issuer's classes of common stock as of November 10, 1995:

            Common Stock                    5,571,780 shares
            Class B Capital                    62,500 shares

             NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS



                                                             Page No.

Part I.  Financial Information


     Consolidated Condensed Balance Sheets -
      September 30, 1995 and December 31, 1994                   1

     Consolidated Condensed Statements of OperationsThree
      Months and Nine Months Ended September 30,
      1995 and 1994                                              3

     Consolidated Condensed Statements of Cash Flows Nine
      Months Ended September 30, 1995 and 1994                   4

     Notes to Consolidated Condensed Financial Statements        6

     Management's Discussion and Analysis of Financial
      Condition and Results of Operations                        9

     Qualification Relating to Financial Information            13

Part II. Other Information                                      14

Signatures                                                      15

                       PART I.  FINANCIAL INFORMATION

           NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED BALANCE SHEETS

                              (in thousands)

                                             September 30,   December 31,
                                                  1995            1994
                 ASSETS                       (unaudited)         (a)


Current assets

Cash and cash equivalents                     $  6,838       $ 10,075
Accounts and other receivables,
 of which $8,881 and $15,152 is from
 government contracts                           39,596         52,487
Inventories                                     18,734         20,642
Costs and estimated earnings in
 excess of billings on uncompleted
 contracts, of which $1,734 and $2,092
 relates to government
contracts                                       10,871         15,237
Prepaid expenses and other
current assets                                   3,790          6,770

Total current assets                            79,829        105,211

Investments                                     26,549         11,600

Property, plant and equipment,
at cost                                         32,658         37,423
Less accumulated depreciation                  (23,635)       (22,843)
                                                 9,023         14,580

Intangible assets, net of
amortization                                    29,794         37,025

Investment in financed assets
                                                                  684

Other assets                                     3,886          6,446
                                              $149,081       $175,546

(a) The Consolidated Condensed Balance Sheet as of December 31, 1994 has been summarized from the Company's audited Balance Sheet as of that date.

See accompanying notes to the consolidated condensed financial statements.


           NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

              CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

                              (in thousands)

                                             September 30,   December 31,
                                                      1995          1994
LIABILITIES AND STOCKHOLDERS' EQUITY           (unaudited)          (a)


Current liabilities

Current maturities of long-term debt            $  3,872     $  14,279
Short-term borrowings                             19,569        31,060
Accounts payable and accrued expenses             18,896        27,958
Billings in excess of costs and
 estimated earnings on uncompleted
 contracts                                         6,849         6,091

Total current liabilities                         49,186        79,388

Long-term debt less current maturities            19,725        17,513

Minority interests and other                       9,432        11,970

Common stock issued subject to
   repurchase obligation                           1,646         1,510
Stockholders' equity *
Common stock                                          67            60
Class B capital stock                                  2             2
Capital in excess of par value                   123,211       120,037
Deficit                                          (52,267)      (53,151)
Net unrealized loss on
 available-for-sale securities                    (1,921)       (1,783)
Total stockholders' equity                        69,092        65,165
                                                $149,081      $175,546

(a) The Consolidated Condensed Balance Sheet as of December 31, 1994 has been summarized from the Company's audited Balance Sheet as of that date.

* Stockholders' equity has been restated to reflect the effect of the one for four reverse stock split (See Note 5(a) to the Consolidated Condensed Financial Statements).

See accompanying notes to the consolidated condensed financial statements.



            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                (Unaudited)
                     (in thousands, except per share data)

                                      Three months       Nine months
                                 ended September 30,   ended September 30,
                                   1995         1994       1995        1994
Revenues
Sales                          $ 47,551     $ 51,653   $142,519    $147,613
 Investment and other
  income (expense), net             246         (139)       924      (2,149)
                                 47,797       51,514    143,443     145,464
Costs and expenses
 Costs of goods sold             39,444       43,742    119,310     122,176
 Selling, general &
  administrative                  9,419        8,432     23,968      25,331
 Interest                         1,203        1,417      3,636       4,317
                                 50,066       53,591    146,914     151,824
Minority interests                 (314)          86       (818)        (18)
Gain on sale of stock by
affiliates                         5,912                  5,912         229
Gain on disposition of stock of
 a subsidiary                                             2,567
Income (loss) before income taxes,
 discontinued operation and
 extraordinary item                3,329      (1,991)     4,190      (6,149)
Income tax expense                  (248)       (183)    (1,073)       (301)
Income (loss) before discontinued
 operation and extraordinary item  3,081      (2,174)     3,117      (6,450)
 Discontinued operation           (1,015)       (285)    (2,154)       (812)
Income (loss) before
     extraordinary item            2,066      (2,459)       963      (7,262)

Extraordinary item
 Extinguishment of debt,
  net of income tax                  (87)         35        (79)         35

Net income (loss)                $ 1,979    $ (2,424)   $   884   $  (7,227)

Income (loss) per share *
 Income (loss) before discontinued
  operation and extraordinary
  item                           $   .45    $   (.38)   $   .47   $   (1.24)
 Discontinued operation             (.15)       (.05)      (.33)       (.16)
 Extraordinary item                 (.01)        .01       (.01)        .01
 Income (loss) per share         $   .29    $   (.42)   $   .13   $   (1.39)
Dividends per share                 none        none       none       none

* All periods have been restated to reflect the effect of the one for four reverse stock split (See Note 5(a) to the Consolidated Condensed Financial Statements).

See accompanying notes to the consolidated condensed financial statements.


             NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                (Unaudited)

                               (in thousands)


                                                       Nine months
                                                      ended September 30,
                                                        1995        1994
Cash flows from operations:
Net income (loss)                                    $   884   $  (7,227)
Adjustments to reconcile net income
 to net cash provided by (used for)
 operating activities:
 Provision for discontinued operation                  2,075
  Depreciation and amortization                        3,640       3,232
  Loss (gain) from extinguishment of debt                 79         (35)
 Gain from disposition of stock in
  subsidiaries                                        (2,567)
 Gain on sale of stock by affiliates                  (5,912)
 Change in other operating assets and
  liabilities                                          3,792      (6,989)
Net cash provided by (used for) operations             1,991     (11,019)

Cash flows from investing activities:
Proceeds from sale of stock of a subsidiary            5,000
Sales of certain net assets and
 businesses of a subsidiary
                                                                   4,470
Additions to property, plant & equipment              (1,701)     (2,266)
Additions to intangible assets                          (988)     (3,626)
Reduction of investments and other assets, net           139       2,331
Net cash provided by
 investing activitie                                $  2,450     $   909






See accompanying notes to the consolidated condensed financial statements.




           NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)

                                 (Unaudited)

                                (in thousands)


                                                        Nine months
                                                    ended September 30,
                                                      1995        1994

Cash flows from financing activities:

Proceeds from short-term borrowings               $  7,160    $ 17,810
Repayments of short-term borrowings                (11,020)     (5,655)

Proceeds from issuance of long-term debt             4,910       3,871
Reduction of long-term debt                         (8,728)     (3,491)
Exercise of common stock options and
  warrants
                                                                   100

Proceeds from issuance of common stock                             188
Net cash provided by (used for)
  financing activities                              (7,678)     12,823
Net increase (decrease) in cash
  and cash equivalents                              (3,237)      2,713
Cash and cash equivalents at the
beginning of the periods                            10,075      10,976
Cash and cash equivalents at the
  end of the periods                               $ 6,838   $  13,689
Supplemental disclosures of cash
 flow information:

Cash paid during the periods for:

  Interest                                        $ 3,939    $   3,198
  Income taxes                                    $   421    $     480


See accompanying notes to the consolidated condensed financial statements.



           NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                               (Unaudited)


1.   Inventories
     Inventories are valued at the lower of cost or market,principally using the first-in, first-out (FIFO) method. Inventories consisting of material, labor, and overhead are classified as follows (in thousands):

                                         September 30,      December 31,
                                                  1995              1994

Raw materials                                 $    663          $  1,973
Work in process                                    505               462
Finished goods                                  17,566            15,557
Land held for resale                                               2,650
                                              $ 18,734          $ 20,642

2.   Long-term debt

     Long-term debt consists of the following (in thousands):

                                           September 30,      December 31,
                                                    1995              1994

8% Swiss bonds                                  $    127          $  2,999
8% Swiss bonds due 2000                            2,365
Swiss convertible bonds                            2,007            10,157
New 5% Swiss bonds                                 2,129             2,129
12% Subordinated debentures                        6,759             6,783
Other                                             10,210             9,145
                                                  23,598            31,213
Less current maturities                            3,872            13,700
                                                $ 19,725          $ 17,513




             NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (Continued)

                                   (Unaudited)

2.   Long-term debt (Continued)

     On June 28, 1995, the Compan's Exchange Offer for certain issues of its outstanding indebtedness expired. The Company accepted for exchange
Swiss  Francs ("SFr.") 1,299,000 of its 8% Swiss Bonds due March 1, 1995,
SFr. 1,120,000 of its Convertible Swiss Bonds due March 7, 1995, SFr.
945,000 of its 5.75% Convertible Bonds due May 9, 1995, SFr. 795,000 of its 5.625% Convertible Bonds due March 18, 1996, and $1,212,000 of its 7% Dual Currency Bonds due March 18, 1996. In exchange for the forgoing bonds, the Company issued an aggregate of SFr. 3,604,000 of new 8% Swiss Bonds, due June 28, 2000 (the "New 8% Bonds") and paid $2,873,000 in cash.
The New 8% Bonds were valued at $ 2,340,000(after an original issue discount of 25%). The principal and interest on the New 8% Bonds are payable either in cash or in shares of common stock of the Company, at the option of the Company.

The Company reduced its long-term debt due in 1995 and 1996 by $4,824,000 and realized a loss of $220,000 on the Exchange Offer.

3.   Term loan

     On April 7, 1995, the Company entered into a $5,000,000 Term Loan Agreement, of which the Company received approximately $4,900,000 after closing fees. The Term Loan is payable in sixteen consecutive quarterly installments, commencing on June 30, 1996. The first fifteen installments will be $250,000 and the last installment shall be $1,250,000. The Company has used a portion of the proceeds in July 1995 to repay and refinance certain of its Swiss denominated long-term debt due in 1995 and 1996. The Term Loan is secured by certain assets of the Company and requires the Company to meet certain financial covenants.

4.   Revolving credit agreement

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


       NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                            (Continued)

                            (Unaudited)

5.   Subsequent events

(a)  On September 20, 1995, the Company's stockholders and
Board of Directors approved the proposal to amend the Company's Restated Certificate of Incorporation to effect a one-for-four reverse stock split of its Common Stock. The reverse stock split was effective on October 6, 1995 (the
"Effective Date"). As of September 20, 1995, there were
27,115,240 shares of common stock outstanding and after the Effective Date there were approximately 6,778,810 shares of Common Stock outstanding.




      On the Effective Date, the shares of common stock held by stockholders of record were converted into the amount of whole shares of new common stock equal to the number of their shares divided by four, with any fractional shares rounded up to the next whole share.

      The balance sheets at September 30, 1995 and December 31, 1994 as well as the earnings (loss) per share for the quarter and nine months ended September 30, 1995 and 1994 have been restated to reflect the reverse split as if it had occurred on January 1, 1994.

(b) On October 23, 1995, Five Star, MXL and the Company entered into various amendments to the Five Star Loan Agreement and the MXL Loan Agreement. Under the terms of the amendments, (i) Five Star is allowed to borrow 80% of Eligible Receivables (as defined), (ii) MXL is allowed to lend Five Star and the Company up to an additional $750,000 and $500,000, respectively and (iii) the Five Star and MXL Term Loans were restructured and as of November 1, 1995, MXL owed $3,960,000 under the MXL Term Loan and Five Star's Term Loan was repaid in its entirety. In addition, both Five Star and MXL are permitted to loan or dividend to the Company 50% of their Excess Cash Flow (as defined).





         NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS

                       RESULTS OF OPERATIONS

     The Company realized income before income taxes, discontinued operation and extraordinary item of $3,329,000 and $4,190,000 for the quarter and nine months ended September 30, 1995, as compared with a loss of $(1,991,000) and ($6,149,000) for the corresponding periods of 1994. The improvement in the Company's results before discontinued operation and extraordinary item is due to several factors. The improved results were primarily the result of a $5,912,000 gain recognized during the third quarter of 1995 as a result of the issuance of common stock by Interferon Sciences, Inc. (ISI) and the initial public offering by GSE Systems, Inc. (GSES). At September 30, 1995, the Company owns approximately 22% of ISI and controls 26% of GSES. In addition, in January 1995, the Company recognized a $2,567,000 gain on the sale of 1,666,667 shares of the Company's GTS Duratek, Inc. (Duratek) common stock. As a result of the above transaction, the Company's ownership in Duratek fell below 50% and commencing in January 1995, the Company has accounted for this investment on the equity basis. Included in investment and other income(expense), net for the quarter and nine months ended September 30, 1995, is $70,000 and $1,061,000, respectively, of foreign currency transaction losses, compared to losses of $351,000 and $2,363,000 for the corresponding periods of 1994. The Physical Science and Optical Plastics Groups achieved increased operating profits in 1995, partially offset by reduced operating profits achieved by the Distribution Group. In addition, for the quarter and nine months ended September 30, 1995, the Company also achieved reduced interest expense at the corporate level, as a result of reduced long-term debt.


 Foreign currency valuation fluctuations may adversely affect the results of operations and financial condition of the Company. At September 30, 1995, the Company had not hedged its Swiss franc obligations. If the value of the Swiss franc to the U.S. dollar increases, the Company will recognize transaction losses on its Swiss franc obligations. On September 30, 1995, the value of the Swiss franc to the U.S. dollar was approximately 1.1553 to 1. There can be no assurance that the Company will be able to swap or hedge obligations denominated in foreign currencies at prices acceptable to the Company or at all. The Company will continue to review this policy on a continuing basis. At September 30, 1995, the Company had approximately SFr. 4,738,000 of Swiss denominated debt outstanding, of which approximately SFr. 4,338,000 represents principal amount outstanding and approximately SFr. 400,000 represents interest accrued thereon.





          NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                                   CONDITION

                        AND RESULTS OF OPERATIONS (Continued)

Sales

      For the quarter ended September 30, 1995, consolidated sales decreased by $4,102,000 to $47,551,000 from the $51,653,000 recorded in the corresponding quarter of 1994. For the nine months ended September 30, 1995, consolidated sales decreased by $5,094,000 to $142,519,000 from $147,613,000 recorded for the nine months ended September 30, 1994. The decreased sales during the periods were the result of reduced sales in the Distribution Group, partially offset by increased sales within the Physical Science and Optical Plastics Group. The decreased sales within the Distribution Group was the result of the loss of a significant customer. The increased sales within the Physical Science Group were the result of consolidating the sales of General Physics Corporation (GP) since September 1994, partially offset by Duratek being accounted for on the equity basis since January 1995.

Gross margin

     Consolidated gross margin of $8,107,000, or 17%, for the quarter ended September 30, 1995, decreased by $196,000 when compared to the consolidated gross margin of $7,911,000, or 15%, for the quarter ended September 30, 1994. For the nine months ended September 30, 1995, consolidated gross margin of $23,209,000 or 16% of consolidated sales decreased by $2,228,000 when compared to $25,437,000 or 17% of consolidated sales earned in the nine months ended September 30, 1994. The decreased gross margin in 1995 was principally the result of decreased gross margin achieved by the Distribution and Physical Science Groups. The decreased gross margin within the Physical Science Group is primarily due to the Company's ownership in Duratek falling below 50% in January 1995, and the Company accounting for the results of Duratek on the equity basis from that time, partially offset by GP being included in the consolidated results since September 1994. The reduced gross margin in the Distribution Group was the result of reduced sales.

Selling, general and administrative expenses

      For the quarter and nine months ended September 30, 1995, selling, general and administrative expenses (SG&A) of $9,419,000 and $23,968,000 were $987,000 higher and
$1,363,000 lower than the $8,432,000 and $25,331,000 of SG&A expenses incurred during the quarter and nine months ended September 30, 1994. The increase for the quarter ended September 30, 1995, was primarily the result of the recording of a reserve of approximately $1,015,000 by General Physics Corporation during the third quarter of 1995 related to potentially uncollectable revenue recorded in years prior to December
1993.  The decrease in SG&A for the nine months ended
September 30, 1995, was principally the result of Duratek being accounted for on the equity method since January 1995 partially offset by the above write-off.





         NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                               CONDITION

                      AND RESULTS OF OPERATIONS (Continued)

Interest expense

     For the quarter and nine months ended September 30, 1995, interest expense was $1,203,000 and $3,636,000, compared to $1,417,000 and $4,317,000 for the second quarter and nine months ended September 30, 1994. The decreased interest expense for the nine months ended September 30, 1995, was the result of reduced long-term debt.


Investment and other income (expense), net

   Investment and other income (expense), net, of $246,000 and $924,000 for the quarter and nine months ended September 30, 1995 increased by $385,000 and $3,073,000, respectively, as compared to $(139,000) and $(2,149,000) for the corresponding periods of 1994. The change was principally due to two factors; $70,000 and $1,061,000 of foreign currency transaction losses recognized during the quarter and nine months ended September 30, 1995, compared to losses of $351,000 and $2,363,000 for the corresponding periods of 1994, and reduced losses recognized in 1995 by Interferon Sciences, Inc. (ISI), the Company's 22% owned affiliate.





        NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                      LIQUIDITY AND CAPITAL RESOURCES


      At September 30, 1995, the Company had cash and cash equivalents totaling $6,838,000. GP, SGLG, Inc. and American Drug Company had cash and, cash equivalents of $645,000 at September 30, 1995. The minority interests of these three companies are owned by the general public, and therefore the assets of these subsidiaries have been dedicated to the operations of these companies and may not be readily available for the general corporate purpose of the parent.
In addition, GP under its revolving credit agreement (See
Note 4 to the Consolidated Condensed Financial Statements) can loan up to $2,000,000 to the Company at the prime rate of interest.

      The Company has sufficient cash, cash equivalents and marketable securities, and borrowing availability under existing and potential lines of credit to satisfy its cash requirements for its Swiss Franc denominated indebtedness due in 1995 and 1996, which totaled approximately $724,000 and $1,411,000, respectively at September 30, 1995. In order for the Company to meet its long-term cash needs, which include the repayment of approximately $6,759,000 of 12% Subordinated debentures scheduled to mature in 1997, the Company must obtain additional funds from various sources. The Company has historically reduced its longterm debt through the issuance of equity securities in exchange for long-term debt. In addition to its ability to issue equity securities, the Company believes that it has sufficient marketable long-term investments, as well as the ability to obtain additional funds from its operating subsidiaries and the potential to enter into new credit arrangements. The Company reasonably believes that it will be able to accomplish some or all of the above transactions in order to fund the scheduled repayment of the Company's 12% Subordinated debentures in 1997.





         NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                QUALIFICATION RELATING TO FINANCIAL INFORMATION

                            September 30, 1995


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





            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                           PART II.  OTHER INFORMATION


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the Annual Meeting of shareholders held on September 20, 1995, the following matters were voted upon:

     a.   Jerome I. Feldman, Scott N. Greenberg, Paul A.
Gould,Roald Hoffmann, Martin M. Pollak, Herbert A. Silverman and
Ogden R. Reid were elected to serve as directors of the Registrant for a one year term.

     b. The proposal to amend the Company's Restated Certificate of Incorporation to effect a Reverse Stock Split in which each four shares of issued Common Stock of the Registrant, whether issued and outstanding or held in treasury was changed into one share of new Common Stock of the Company was adopted with a vote of 17,372,104 votes for and 1,997,020 votes against from the Common Stock and 2,500,000 votes for and no votes against from Class B Capital Stock for the adoption of this proposal.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

          (3) Amended Restated Certificate of Incorporation filed with the Secretary of State for the State of Delaware on October 6, 1995.

          (10.1)    Amendment dated October 23, 1995 to the
Loan Agreement dated April 29, 1993 between Five Star Group, Inc.
and NatWest Bank N.A., filed herewith.

          (10.2)    Amendment and Supplement dated October 23, 1995 to
the Loan Agreement dated April 29, 1993 between MXL, Industries,
Inc. and NatWest Bank N.A. filed herewith.

          (22)      Copy of Notice and Proxy Statement for Annual
Meeting of Shareholders held on September 20, 1995, filed with the Securities and Exchange Commission pursuant to
Section 14 of the Securities Exchange Act of 1934 and incorporated herein by reference.

     b.   Reports on Form 8-K

          There were no reports filed on Form 8-K for the period ended September 30, 1995.







        NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES



                            September 30, 1995


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                    NATIONAL PATENT DEVELOPMENT
                                     CORPORATION


DATE: November 14, 1995             Jerome I. Feldman
                                    President & Chief
                                    Executive Officer


DATE: November 14, 1995             Scott N. Greenberg
                                    Vice President &
                                    Chief Financial Officer