Form 10-K
period 1995-12-31
NATIONAL PATENT DEVELOPMENT CORP
filed 1996-04-01
CIK 70415

FORM 10K
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
              For the Fiscal Year Ended December 31, 1995

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

Title of Each Class Name of each exchange on which registered:

Common Stock, $.01 Par Value       American Stock Exchange, Inc.
                                   Pacific Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X     No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/
As of March 1, 1996, the aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $.01 per share, held by non-affiliates was approximately $59,058,090 based on the closing price of the Common Stock on the American Stock Exchange on March 1, 1996. None of the Class B Capital Stock, par value $.01 per share, was held by non-affiliates.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the most recent practicable date.

Class                              Outstanding at March 1, 1996

Common Stock,
par value $.01 per share           6,959,554 shares

Class B Capital Stock,
par value $.01 per share              62,500 shares

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders is incorporated by reference into Part III hereof.

                             TABLE OF CONTENTS
                                                       Page
PART I
    Item 1.  Business

         (a)  General Development of Business          1
         (b)  Financial Information About
               Industry Segments                       2
         (c)  Narrative Description of Business        2
         (d)  Financial Information About Foreign
               and Domestic Operations and Export
               Sales                                  22

    Item 2.  Properties                               22

    Item 3.  Legal Proceedings                        22

    Item 4.  Submission of Matters to a Vote of
             Security Holders                         22

PART II
    Item 5.  Market for the Registrant's Common
             Equity and Related Stockholder
             Matters                                  24

    Item 6.  Selected Financial Data                  25

    Item 7.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                               26

    Item 8.  Financial Statements and Supplementary
             Data                                     35

    Item 9.  Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure                     80

PART III
    Item 10. Directors and Executive Officers
             of the Registrant                        81

    Item 11. Executive Compensation                   81

    Item 12. Security Ownership of Certain
             Beneficial Owners and Management         81

    Item 13. Certain Relationships and Related
             Transactions                             81

PART IV
    Item 14. Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K                  82

                                 PART I


Item 1.  Business

         (a)  General Development of Business

    National Patent Development Corporation (the "Company"), incorporated in Delaware in 1959, is primarily a holding company, which is a legal entity separate and distinct from its various operating subsidiaries. The Company's operations consist of three operating business segments: Physical Science, Distribution and Optical Plastics. The Company also has an investment in one company in the health care industry and an investment in one company in the waste treatment solution area. In addition, the Company owns approximately 54% of the outstanding shares of common stock of a company that distributes generic pharmaceutical products in Russia.

    The Company's Physical Science Group consists of (i)SGLG,
Inc. ("SGLG"), an approximately 92% owned subsidiary and (ii)
General Physics Corporation ("General Physics"), an approximately
51% owned subsidiary.

     General Physics provides a wide range of engineering, environmental, training, analytical and technical support services to commercial nuclear and fossil power utilities, the United States Departments of Defense (the "DOD") and Energy (the "DOE"), Fortune 500 companies and other commercial and governmental customers. In addition, General Physics has an approximately 7% interest in GSE Systems, Inc. ("GSE"), a software simulator company. SGLG is a holding company that has a 19% interest in GSE.

    The Company's Distribution Group, incorporated under the name Five Star Group, Inc. ("Five Star"), is engaged in the wholesale distribution of home decorating, hardware and finishing products.

    The Company's Optical Plastics Group, through its wholly owned subsidiary MXL Industries, Inc. ("MXL"), manufactures molded and coated optical products, such as shields and face masks and non-optical plastic products.

    In addition, the Company has a division, Hydro Med Sciences
("HMS"), involved in the manufacture of medical devices, drugs and cosmetic polymer products.

    The Company's investment in the health care industry consists of an approximately 22% investment in Interferon
Sciences, Inc. ("ISI"). ISI is a biopharmaceutical company currently engaged in the manufacture and sale of ALFERON N

Injection, the only product approved by the United States Food and Drug Administration ("FDA") that is based upon the natural source, multi-species alpha interferon ("Natural Alpha Interferon"). ALFERON N Injection is approved for the treatment of certain types of genital warts and is also being developed by ISI for the potential treatment of hepatitis C, hepatitis B, HIV, multiple sclerosis, cancers, and other indications.

    The Company currently owns approximately 31% of the outstanding shares of common stock of GTS Duratek, Inc.("Duratek"). Duratek provides waste treatment solutions for radioactive, hazardous, mixed and other wastes. On March 20, 1996, Duratek filed a registration statement with the Securities and Exchange Commission relating to a proposed offering of 3,600,000 shares of common stock of which 2,500,000 shares (3,040,000 shares if the underwriter's over-allotment option is exercised) will be sold by Duratek and 1,000,000 will be sold by the Company.

    The Company owns approximately 54% of the outstanding common stock of American Drug Company ("ADC"), which was organized in 1993, as a wholly-owned subsidiary of the Company to initiate marketing activities for generic pharmaceutical and medical products in Russia and the Commonwealth of Independent States (the "CIS"). ADC's wholly owned subsidiary, NPD Trading (USA) Inc. ("NPD Trading") provides services to Western businesses in Russia and Eastern Europe. In 1993, ADC initiated activities to make sales of American-made generic pharmaceutical and health care products for sale in Russia and the CIS. Among the products currently being sold by ADC are toothpaste, sanitary napkins, antibiotic ointments and bandages.

(b)  Financial Information About Industry Segments

    Certain financial information about business segments
(classes of similar products or services) is included in Note 17 of Notes to Consolidated Financial Statements.

(c)  Narrative Description of Business


PHYSICAL SCIENCE GROUP

GENERAL PHYSICS CORPORATION

General

    General Physics Corporation ("General Physics") provides a wide range of engineering, environmental, training, analytical and technical support services to commercial nuclear and fossil power utilities, the United States Departments of Defense (the "DOD") and Energy (the "DOE"), Fortune 500 companies and other commercial and governmental customers. General Physics believes it is a leader in the field of developing training materials, conducting training programs and providing engineering and technical support services to operators, technical staff and management personnel of capital-intensive facilities.

    General Physics is organized into four groups: Training and Technology, Engineering and Applied Sciences, Federal Systems and Department of Energy. General Physics' performance is significantly affected by the timing of performance on contracts. Results of operations are not seasonal, since contracts are performed throughout the year.

    The following table sets forth the approximate revenue attributable to the categories of services provided by General
Physics for the year ended December 31, 1995:

                                                 (in thousands)
    Training and Technology Services             $47,704
    Federal Systems                              $23,924
    DOE Services                                 $ 8,503
    Engineering Applied Sciences                 $27,418
    Total Revenue                               $107,549

    While General Physics continues to provide services to the DOE and DOD and the commercial nuclear power industry, it is unsure what effect cutbacks will have on future results. In response to these factors, General Physics has focused its marketing resources on expanding management and technical training services to manufacturing and process industries, and specialized engineering services to federal agencies and process industries. During the latter part of 1994 and in 1995, General Physics experienced growth in these areas and anticipates future growth to come from these areas.

    General Physics currently provides services to more than 345 clients, including eight of the largest electric power companies in the United States and four prime contractors serving the DOE. During 1995 services related to the United States Government represented approximately 53% of revenue, however such revenue was derived from many separate contracts and subcontracts within a variety of Government agencies and contractors that are regarded by General Physics as separate customers. No other customer represented 10% or more of General Physics' revenue.

TRAINING AND TECHNOLOGY GROUP

    The Training and Technology Group focuses on training and human performance improvement needs of commercial nuclear utilities, Fortune 500 and other commercial companies, and governmental customers, providing technical training and other technical services to customers that design, operate, and maintain equipment and facilities. This Group analyzes the human, organizational and technical issues confronting its customers and recommends solutions to improve performance.

Nuclear Services

    General Physics has provided services at one time or another to virtually all of the 110 licensed commercial nuclear power plants in the United States. Historically, these services have been provided to 38 power plants that have boiling water reactors (rather than pressurized water reactors); however, the Company currently derives a substantial portion of its nuclear services revenue at power plants that have pressurized water reactors, and is capable of providing training, engineering and technical support services at both types of plants.

    Compliance with regulations at, and the efficient operation of, a nuclear power plant require a well-trained engineering, operations and maintenance staff. General Physics develops training programs, prepares training materials, conducts training courses and provides other training-related services for commercial nuclear power plants. In addition to the training services it provides, General Physics also furnishes a wide variety of engineering, technical and management support services to the commercial nuclear power industry, specializing in services which improve plant operation and maintenance and ultimately increase plant availability.

    General Physics anticipates there will be continuing pressure on the gross profit margins in the nuclear services area as a result of commercial nuclear utilities trying to reduce costs.

Fortune 500 and Other Commercial Customers

    Fortune 500 and other commercial customers represent a wide range of industries with diverse technical and geographic needs.
These industries include automotive, forest products, steel, food and beverage, pharmaceutical and others.

Automotive Services

    General Physics is a full service training provider for the automotive industry. Since 1987, General Physics has participated in a strategic business partnership with the General Motors (GM)Corporate Organization and Employee Development Staff. Each year several thousand GM employees attend courses conducted by General Physics. Additionally, training and consulting services are provided on a project basis to many divisions of GM, including GM Overseas Corporation, Beijing office.

Industrial Training Services

    General Physics develops and provides customized training programs to the forest products, food and beverage, and petrochemical industries. These services focus on continuous improvements in the maintenance and operations aspects of plants and facilities. General Physics supports several customers by providing complete process line or facility start-up services.

Manufacturing Services

    General Physics offers training and technical services to manufacturing concerns predominantly along the East Coast. General Physics frequently supports the introduction of new work practices associated with lean manufacturing, work teams and engineering. General Physics' combination of technical skills and work practices training help meet the need of a very diverse customer base, including Ford Electronics, U.S. Steel, Owens-Brockway Inc., Bell and Howell Co. and the United States Department of the Treasury.

Government

    General Physics operates the training center in Edgewood, Maryland supporting the United States Army's chemical weapons demilitarization program. General Physics provides training for personnel who will operate and maintain demilitarization plants at seven locations across the country. General Physics has trained chemical demilitarization specialists from Russia as part of a effort to introduce U.S. technology and approaches for Russian chemical munitions demilitarization programs. In March 1996, the DOD awarded Government and Environmental Services Company ("GESECO") a subsidiary of Westinghouse Electric Corporation, a nine year $575 million contract to destroy chemical weapons at the Anniston Army Depot. General Physics will be a subcontractor to GESECO, responsible for training and operations engineering. The value of the subcontract to General Physics is not presently determinable.

    General Physics anticipates that the need for its services with Fortune 500 and other commercial customers will continue to grow.

DOE SERVICES GROUP

    The DOE has overall responsibility for the nation's nuclear weapons complex. General Physics organized its DOE services group in order to take advantage of the United States Government's increased focus on environmental, health and safety matters at DOE facilities (and the DOE's resulting desire to improve personnel training and support services to a level consistent with that of the commercial nuclear power industry). The DOE typically does not itself perform many of the tasks relating to nuclear weapons production and waste processing at these facilities; rather, it awards large, multi-year, cost-plus-award-fee prime contracts to prime contractors who in turn, enter into a large number of contracts with firms such as General Physics to provide a wide variety of services in support of nuclear weapons production and waste processing facilities. The Group at the DOE's Savannah River site, a 300-square mile nuclear weapons production and waste processing site near Aiken, South Carolina predominantly provides professional services in such areas as the development and upgrade of detailed operating and maintenance procedures, training program design, development and accreditation assistance, maintenance engineering, technical support and quality assurance and various other engineering and operations support services. In July 1995, General Physics was one of four companies awarded an architect engineering contract by Westinghouse.

ENGINEERING AND APPLIED SCIENCES GROUP

    The Engineering and Applied Sciences Group provides engineering services to the Government, utilities and the petrochemical industry. Multi-discipline capabilities include environmental, mechanical, structural, chemical, electrical and systems engineering, augmented with nondestructive examination, industrial chemistry, and computer aided design/drafting technical services. Specialized engineering expertise is recognized nationally in areas of mechanical integrity programs (including design, analysis, inspection and safety of capital intensive and inherently hazardous facilities and systems) and electric power generation (including operations, maintenance and performance engineering).

    The Group's engineering and technical services are designed to increase reliability and availability of plants and facilities, reduce probability of component failure and address consequences of component or system failure. This Group also provides a full service environmental analytical laboratory, with certified specialization in soils, water, and military ordinance analysis and testing.

Pressure Systems Technology/Design and Analysis

    General Physics provides mechanical, facility, civil/structural, welding, and electrical engineering design services for existing and new systems and equipment. Customers include the DOE, Phillips Laboratory at Edwards AFB, Arnold Engineering Development Center, AeroJet General Corp., the NASA Lewis Research Center, commercial research facilities and chemical and petroleum manufacturers.

Systems Engineering

    General Physics provides expert and support personnel to The
                                6

Johns Hopkins University Applied Physics Laboratory in the areas of systems engineering and computer science, focusing on the design, testing and evaluation of new and modified Navy combat systems. These services include a wide range of computer support capabilities, including computer analysts, programmers, computer scientists, data reduction specialists, and computer operators.

Plant Performance Improvement Services

    General Physics provides computer systems, engineering chemistry, and technical training services to improve the efficiency and reliability of hydro and fossil power plants for the utility and independent power generation industry. Senior staff of this group are routinely employed as expert witnesses in the area of power plant engineering and operations.

FEDERAL SYSTEMS GROUP

    The Federal Systems Group provides technical services to a variety of commands within the Department of the Navy and other Federal Government agencies. These services include program management support, multi-media/video production, technical training, quality assurance and independent verification and validation of weapon systems, weapon systems life cycle support and full spectrum integrated logistics support. Major customers include: NAVSEA, Naval Research, Development, Test and Evaluation Laboratories, and related Naval commands. Additionally, this Group provides services to several non-DOD agencies of the Federal Government, including the Internal Revenue Service, the Office of Personnel Management and to several commercial clients including Electronic Data Systems Corp. and Bell and Howell-Postal Systems, Inc.

CONTRACTS

    General Physics is currently performing under approximately
900 contracts. General Physics' contracts with its clients provide for charges on a time-and-materials basis, a fixed-price basis or a cost reimbursable basis.

    General Physics' time-and-materials contracts generally provide for it to bill for services based upon the hourly labor rates of the employees performing the services and the actual expenses incurred, each multiplied by a specified mark-up factor, up to a certain aggregate dollar amount. General Physics time-and-materials contracts include certain contracts under which it has agreed to provide training, engineering and technical services at fixed hourly rates (subject to adjustment for labor costs). While General Physics clients often modify nature and timing of services to be performed, no significant terminations of its time-and-materials contracts have occurred.

    General Physics' fixed-price contracts provide for it to perform specified services for a fixed price. General Physics bears the risk that increased or unexpected costs required to perform the specified services may reduce its profit or cause it to sustain a loss, but General Physics has the opportunity to derive increased profits if the costs required to perform the specific services are less than expected. General Physics growth in the government arenas in 1995, were largely under fixed-price contract vehicles. Fixed price contracts generally permit the client to terminate the contract on written notice; in the event of such termination, General Physics would typically, at a minimum, be paid a proportionate amount of the fixed price. No significant terminations of General Physics fixed-price contracts have occurred over the last three years.

    General Physics' cost reimbursable contracts provide for it to be reimbursed for its actual cost plus a specified fee. These contracts also are generally subject to termination at the convenience of the client. If a contract is determined, General Physics typically would be reimbursed for its costs to the date of termination, plus the cost of an orderly termination, and paid a proportionate amount of the fee. No significant terminations of General Physics cost reimbursable contracts have occurred.

    General Physics' subcontracts with the United States Government have predominantly been cost reimbursable contracts and time-and-materials contracts. As with all Government contractors, General Physics is required to comply with the Federal Acquisition Regulations and the Government Cost Accounting Standards with respect to all of the services provided to the United States Government and agencies thereof. These Regulations and Standards govern the procurement of goods and services by the United States Government and the nature of costs that can be charged with respect to such goods and services. General Physics does not believe that complying with these Regulations and Standards places it in any competitive disadvantage. In addition, all such contracts are subject to audit by a designated government audit agency, which in most cases is the Defense Contract Audit Agency (the DCAA). Although these contracts are subject to audit, General Physics has not previously experienced material cost disallowances. The DCAA has audited General Physics contracts through 1993 without any material disallowances. The following table illustrates the percentage of total revenue attributable to each type of contract for the year ended December 31, 1995.

Percentage of Total Revenue Year Ended December 31,1995


    Time-and Materials                           36%
    Fixed-Price                                  44%
    Cost Reimbursable                            20%
                                                 100%

COMPETITION

    The principal competitive factors in General Physics' markets are the experience and capability of technical personnel, performance, reputation and price. Services such as those provided by General Physics Training and Technology Group and Engineering and Applied Services Group are performed by many of the customers themselves, architectural and engineering firms that design and construct power plants, major suppliers of equipment and independent service companies such as General Physics. A significant factor determining the business available to General Physics and its competitors is the ability of customers to use their own personnel to perform services provided by General Physics and its competitors. Competition has increased as architectural and engineering firms have devoted additional efforts to these areas as their work in other areas has diminished. Another factor affecting the competitive environment is the existence of small, specialty companies which are located at or near particular customer facilities which are dedicated solely to servicing the technical needs of those particular facilities.

    In the DOE services industry, competition comes from a number of companies, including defense contractors, architect-engineering firms, smaller independent service companies such as General Physics and small and disadvantaged businesses under
Section 8(a) of the Small Business Administration Act.

    Competition in the industries served by the Federal Systems Group is strong and comes from large defense contractors and other service corporations, many of which have significantly greater resources than General Physics as well as competition from small and disadvantaged businesses, which receive certain preferential treatment in the awarding of government contracts.

PERSONNEL

    General Physics principal resource is its technical personnel. General Physics' future success will depend to a degree upon its continued ability to hire, train, integrate into its operations and retain professionals.

    As of March 1, 1996, General Physics employed approximately 1,250 persons. Many of General Physics' employees perform multiple functions depending upon changes in the mix of demand for the services provided by General Physics. None of General Physics' employees is represented by a labor union. General Physics generally has not entered into employment agreements with its employees. General Physics believes its relations with its employees are good.

BACKLOG

    As of December 31, 1995, General Physics' backlog for services under signed contracts and subcontracts was approximately $61,871,000 consisting of approximately $30,451,000 for the Training and Technology Group, approximately $4,737,000, for the DOE Services Group, approximately $18,940,000, for the Engineering and Applied Sciences Group and approximately $7,743,000, for the Federal Systems Group. General Physics anticipates that most of its backlog as of December 31, 1995 will be recognized as revenue during 1996; however, the rate at which services are performed under certain contracts, and thus the rate at which backlog will be recognized, is at the discretion of the client, and most contracts are, as mentioned above, subject to termination by the client upon written notice.

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

DISTRIBUTION GROUP

FIVE STAR GROUP, INC.

    The Distribution Group, incorporated under the name Five
Star Group, Inc. ("Five Star"), is engaged in the wholesale distribution of home decorating, hardware and finishing products. Five Star has two strategically located warehouses and office locations, with approximately 322,000 square feet of space in New Jersey and Connecticut, which enables Five Star to service the market from Maine to Virginia.

    Five Star is the largest distributor in the U.S. of paint sundry items, interior and exterior stains, brushes, rollers and caulking compounds and offers products from leading manufacturers such as Cabot, Dap, 3-M, Minwax and Rustoleum. Five Star distributes its products to retail dealers which include discount chains, lumber yards, "do-it-yourself" centers, hardware stores and paint suppliers principally in the northeast region. It carries an extensive inventory of the products it distributes and provides delivery generally within 24 to 72 hours from the placement of an order.

    The primary working capital investment for Five Star is inventory. Inventory levels will vary throughout the year reflecting the seasonal nature of the business. Five Star's strongest sales are typically in March through October because of strong seasonal consumer demand for its products. As a result, inventory levels tend to peak in the spring and reach their lowest levels in late fall.

    The largest customer accounted for approximately 7% of Five Star's sales in 1995 and its 10 largest customers accounted for approximately 15% of such sales. No other customer accounted for in excess of 10% of Five Star's sales in 1995. All such customers are unaffiliated companies and neither Five Star nor the Company has a long-term contractual relationship with any of them.

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

MXL INDUSTRIES, INC.

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

    MXL is dependent upon one client which accounts for approximately 39% of MXL's total sales and MXL's 10 largest customers accounted for approximately 89% of its total sales.

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

     HMS has been involved in the development of human and veterinary drugs, as well as medical and dental devices since the early 1970's. HMS developed the Syncro-Mate BR implant which is presently manufactured by HMS and sold in the United States by Rhone-Merieux, Inc. and is used for the synchronized breeding of bovine heifers. This product was the first veterinary drug implant to be approved by the FDA.

     HMS also commercially manufactures a solvent soluble, water insoluble HydronR polymer for use in a series of cosmetic products, such as hand and body lotions, facial, whole body and fragile eye moisturizers and sunscreens.

     HMS also has been collaborating with The Population Council on the development of an implant for humans capable of delivering luteinizing hormone releasing hormone (LHRH) at controlled therapeutic levels for one to two years. This implant is currently in Phase II clinical trials for the treatment of prostatic cancer. The purpose of this study is to determine appropriate dose and elicit any unexpected adverse reactions.

THE COMPANY'S INVESTMENTS

GTS Duratek, INC.

GENERAL

     GTS Duratek, Inc.("Duratek") provides waste treatment solutions for radioactive, hazardous, mixed and other wastes. Duratek's strategy is (i) to provide the low cost solution to process contaminated waste streams, (ii) to combine its proprietary technologies and technical support services to provide full-service waste treatment, and (iii) to team, where appropriate, with other companies with complementary expertise to advance Duratek treatment solutions within its target markets and into new markets. Duratek believes its customers benefit from significant cost savings as compared to other commercially-available alternatives. To implement its waste treatment technologies and provide related technical support services, Duratek has a staff of highly skilled personnel with significant environmental services experience.

     Duratek's targeted markets are the former nuclear weapon production sites administered by the United States Department of Energy ("DOE"), commercial radioactive waste generators and selected hazardous and other waste generators. Duratek believes it is well positioned to compete in these markets because it has processed or currently has contracts to process waste at two DOE sites and two commercial waste sites.

     In serving these markets, Duratek has achieved the following milestones: (i) the first to vitrify low-level radioactive waste at a DOE site (Fernald, Ohio); (ii) the award and construction of the first commercial-scale vitrification project for low-level radioactive waste at a DOE site (Savannah River M-Area Project);
(iii) the successful conversion of commercial nuclear power plant radioactive waste into glass and the construction of a commercial-scale vitrification facility in Barnwell, South Carolina; and (iv) the selection to design and build a vitrification system for radon-containing sludge at the DOE's K-65 silos at Fernald, Ohio.

     Duratek waste treatment technologies include vitrification, thermal desorption and ion exchange and can be used independently or in tandem to solve the waste disposal or storage problems of its customers. Duratek vitrification technology converts waste to environmentally stable, leach-resistant glass through a patented high-temperature melter system, known as a DuraMeltertm. The thermal desorption and ion exchange technologies are used by Duratek to treat petrochemical and liquid radioactive waste streams, respectively, and can be used to separate the waste streams into components that can be either be safely stored, recycled or used as additives in the vitrification of other waste streams. Duratek ability to integrate its waste treatment technologies enable it to handle a diversity of waste streams in a cost effective manner.

     Duratek has over 450 engineers, consultants and technicians who support and complement its waste treatment services and also provide a consistent source of revenue and the complementary expertise for Duratek to expand and diversify its waste treatment technologies. The services provided by Duratek include staff augmentation and outage support, principally to assist nuclear power plants during regular maintenance shutdowns, environmental and computer consulting and environmental safety training.

     In serving these markets, Duratek has achieved the following milestones; (i) the first to vitrify low-level radioactive waste at a DOE site (Fernald, Ohio); (ii) the award and construction of the first commercial-scale vitrification project for low-level radioactive wastes at a DOE site (Savannah River M-Area Project);
(iii) constructed a commercial-scale vitrification facility in Barnwell, South Carolina and the successful conversion of commercial nuclear power plant radioactive waste into glass and the construction of a commercial-scale vitrification facility in Barnwell, South Carolina, and (iv) the selection of vitrification to design and build a vitrification system for radon-containing sludge at the DOE's K-65 silos at Fernald, Ohio.

     Duratek has developed the following joint venture and collaborative arrangements in order to advance the commercialization of its waste treatment technologies and increase the number of markets that it serves:

     The Vitreous State Laboratory of The Catholic University of America in Washington, D.C. ("VSL"). Duratek has an established research and development relationship with the VSL, one of the leading research centers in the world for glass technology, including vitrification of waste.

     Chem-Nuclear Systems, Inc. ("Chem-Nuclear"). In September 1994, Duratek established a joint venture with Chem-Nuclear, a subsidiary of WMX Technologies, Inc., to jointly pursue the treatment and disposal of commercial low-level radioactive waste generated by nuclear power plants, hospitals, research laboratories and industrial facilities.

     BNFL, Inc. ("BNFL"). In November 1995, Duratek formed a strategic alliance with BNFL to jointly pursue up to five major
DOE waste treatment projects. BNFL is the U.S. subsidiary of British Nuclear Fuels, one of the largest processors of radioactive waste in the world.

     The Carlyle Group ("Carlyle").  In January 1995, Carlyle, a
Washington, D.C. - based private merchant bank, made a significant investment in Duratek and provided Duratek with strong financial support and experience with companies that contract with the federal government.

     On March 20, 1996, Duratek filed a registration statement with the Securities and Exchange Commission relating to a proposed offering of 3,600,000 shares of common stock, of which 2,500,000 shares (3,040,000 shares if the underwriters' over-allotment option is exercised) will be sold by Duratek and 1,000,000 shares are intended to be sold by the Company (the "Duratek Public Offering"). Duratek intends to use the net proceeds from the offering to expand its waste treatment technology operations, for working capital, funding waste treatment technology projects, research and development, and for possible acquisitions. Duratek will not receive any of the proceeds of the sales of shares by the Company. Donaldson, Lufkin & Jenrette Securities Corporation, Deutsche Morgan Grenfell, and Gruntal & Co., Incorporated are serving as representatives of the underwriters for the offering.

     As of February 22, 1996, the Company owns 2,947,972 shares of Duratek common stock (approximately 30.8% of the outstanding shares of common stock). After completion of the Duratek Public Offering, the Company would be the beneficial owner of approximately 15.3% of the then outstanding common stock and Carlyle will own approximately 16.9% of the then outstanding common stock and 94.2% of the outstanding shares of Duratek 8% Cumulative Convertible Redeemable Preferred Stock (the "Convertible Preferred Stock"), or an aggregate of 40.6% of the outstanding voting securities of Duratek after the Duratek Public Offering. In addition Carlyle has an option to purchase 1,177,278 shares of Duratek Common Stock at any time prior to January 24, 1999 for $3.75 per share.

     Carlyle and the Company have entered into a stockholders' agreement in which each agreed to vote the shares of stock beneficially owned by them so that a majority of Duratek's Board of Directors will be comprised of the Carlyle designees, and the remaining directors will be Duratek's president and designees of the Company.

INTERFERON SCIENCES, INC.

     ISI is a biopharmaceutical company engaged in the manufacture and sale of ALFERON R N Injection, the only product approved by the United States Food and Drug Administration ("FDA") that is based upon a natural source, multi-species alpha interferon ("Natural Alpha Interferon"). ALFERON N Injection is approved for the treatment of certain types of genital warts and is being developed by ISI for the potential treatment of hepatitis C, hepatitis B, HIV, multiple sclerosis, cancers, and other indications. Interferons occur naturally in the body, in essence nature's own medicine. Interferons are a group of proteins produced and secreted by cells to combat diseases.

     Substantially all of ISI's revenues, to date, have been generated from the sale of ALFERON N Injection. ALFERON N Injection is currently marketed and distributed in the United States exclusively by Purdue Pharma L.P. ("Purdue Pharma" and collectively with its affiliates, "Purdue"). ISI has an option to repurchase the marketing rights for ALFERON N Injection in the United States and Canada from Purdue for $5,029,133, subject to reduction in certain circumstances, plus 750,000 shares of ISI common stock.

     In the second quarter of 1996, ISI plans to actively pursue FDA approval to label and promote ALFERON N Injection for use in combination with traditional primary treatment (with surgical or chemical methods) as a way to reduce the recurrence of genital warts. In the first quarter of 1995, ISI entered into an agreement with Fujimoto Diagnostics, Inc. ("Fujimoto") for the development and marketing of ALFERON N Injection and ALFERON N GEL in Japan. In addition, ISI's Natural Alpha Interferon Injectable product was approved for sale in Mexico for the treatment of genital warts and is marketed under the trade name ALTEMOL(R) by Industria Farmaceutica Andromaco S.A. De C.V.

("Andromaco").

     As of March 31, 1995, ISI obtained a non-exclusive license from Hoffmann-La Roche, Inc. ("Hoffmann") and from Hoffmann-La Roche Ltd. ("Roche") which grants ISI the worldwide rights to make, use, and sell, without a potential patent infringement claim from Hoffmann or Roche, any formulation of Natural Alpha Interferon. The 1995 license will enable the Company, if successful in obtaining necessary regulatory approvals, to expand the formulations of Natural Alpha Interferon it makes, uses, and sells in the United States and the rest of the world and to market its products for the treatment of additional indications.

     ISI also is developing ALFERON N Gel and ALFERON LDO (R),
ISI's topical and oral formulation of Natural Alpha Interferon.

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


PRODUCT       POTENTIAL APPLICATION/          STATUS OF CLINICAL TRIAL(1)       SPONSOR
                    INDICATIONS

ALFERON N      HIV infected patients              Initial Phase 1 completed     (2)
INJECTION                                         Phase 3 in final stages       ISI(3)
                                                  of planning

               Comparison of side effects in      Phase 1 completed             Purdue
               healthy subjects with
               recombinant alpha interferon

               Hepatitis C                        Three multi-center Phase 2    ISI(4)
                                                  two completed, one in progress

               Hepatitis C                        Phase 2 in Mexico expected to (5)
                                                  commence in the near future

               Hepatitis C                        Phase 3 being planned         ISI (3)

               Kaposi's sarcoma                   Phase 2 in progress           ISI
               (in AID's patients)

               Small cell lung cancer             Phase 2 open for enrollment   Investi-
                                                                                gator(6)

               Multiple Sclerosis                 Phase 2 Proposed              ISI(7)

               Hepatitis B                        Phase 2 proposed              (7)

ALFERON N      Cervical dysplasia                 Phase 2 completed             ISI
Gel
               Cervical dysplasia                 Phase 2 open for enrollment   Investi-
               (in HIV-infected patients)                                       gator(6)

               Mucocutaneous herpes in            Phase 2 proposed              (7)
               immuno-compromised patients



               Recurrent genital herpes           Phase 2 proposed              (7)

ALFERON        HIV-infected patients              Initial Phase 2 completed     ISI
LDO
               HIV-infected patients              Phase 2 in final stages of    NIAID
                                                  planning                      (5)(6)

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

(2)  Sponsored by Walter Reed Army Institute of Research ("Walter Reed").  Funded by
     Purdue and ISI.

(3)  This trial may be funded in whole or in part from ISI's working capital.  If not funded in whole from ISI's working capital, the timing of this trial will be dependent upon ISI's ability to obtain additional funding or a sponsor.

(4)  Previously funded by Purdue; currently funded by ISI.

(5)  Sponsored by Industria Farmaceutica Andromaco, S.A. De C.V. ("Andromaco").  Notice of
     Claimed Investigational Exemption for a New Drug ("IND") has been filed.

(6)  ISI provides clinical supplies.

(7)  This trial will not be funded from ISI's working capital.
     The timing of this trial will be dependent upon ISI's ability to obtain additional funding or a sponsor.



AMERICAN DRUG COMPANY

      American Drug Company ("ADC") was organized in 1993, as a wholly-owned subsidiary of the Company to initiate marketing activities for American generic pharmaceutical and medical products in Russia and the Commonwealth of Independent States
(the "CIS"). ADC's wholly-owned subsidiary, NPD Trading (USA),
Inc. ("NPD Trading"), was formed in January 1990 as a wholly-owned subsidiary of the Company to provide services to Western businesses in Russia and Eastern Europe.

     In August 1994, the Company entered into a Transfer and Distribution Agreement (the "Distribution Agreement") with ADC whereby the Company transferred to ADC, (the "Distribution") immediately prior to the closing of the Distribution, all of its interest in NPD Trading and in two newly-formed, 50% owned joint ventures, in exchange for (i) the issuance by ADC of 6,990,900 shares of Common Stock to the Company (ii) the issuance of 6,017,775 shares of Common Stock to be distributed to the Company's stockholders and (iii) the issuance of 6,017,775 warrants to be distributed to the Company's stockholders. Each warrant is exercisable for a period of two years from August 5, 1994, at an exercise price per share of $1.00, subject to ADC's right to cancel unexercised warrants under certain circumstances.
Upon the consummation of this reorganization, NPD Trading became a wholly-owned subsidiary of ADC. The Distribution was at the rate of one share plus one warrant to purchase one share of common stock for every four then outstanding shares of Common
Stock of the Company. Upon completion of the Distribution, ADC became a separate public company from the Company. For a description of ADC's cash position, and the Company's future funding commitments to ADC, see Note 5 of Notes to Consolidated
Financial Statements.

     ADC develops and assists Western businesses to develop investment, manufacturing and trade opportunities and business relationships in Russia, the Czech and Slovak Republics, and other countries of Eastern Europe.

     ADC's Products and Operations. In 1993, ADC initiated activities aimed at the export of American-made generic pharmaceutical (prescription drugs and over-the-counter personal care products) and other medical products and equipment to Russia and the CIS. Among the products currently being sold by ADC are toothpaste, sanitary napkins, antibiotic ointments, and bandages.
ADC anticipates adding the following products to its line:
vitamins, prescription injectable anti-cancer drugs, antibiotics and other prescription drugs. ADC has launched marketing operations with major Russian hospitals, individual Russian pharmacies, and other hospitals and clinics throughout the CIS, as well as with distributors in the region.



     ADC has established a network of local distributors to sell its products in major Russian cities, including Moscow, St.
Petersburg, Vladivostok, Rostovon-Don, Kazan, and in Almaty,
Kazakhstan.  In addition, ADC began negotiations and in early
1996 concluded arrangements with an American-managed bonded warehouse facility for the storage and distribution of its goods from a central point in Moscow.

     At the end of 1995, ADC had completed registration for 21 products, including ADC "Shiny" toothpaste, ADC "Aurora" feminine products, ADC "Triasept", "Acortine", "Proderm", "Pramoxin,
"Diaderm" antibiotic creams and ointments, and ADC "Quick Aid" bandages. Approvals by the Russian health authorities have been received for another 6 products, and registrations are expected to be finalized for these additional products in the first half of 1996. All of the Company's products are bilingually labeled in Russian and English languages. Sales of the Company's products began in 1995.

Consulting Services

     In its five years of operation, ADC's subsidiary, NPD
Trading has provided a range of business services to a number of American and Western corporations. ADC's employees have backgrounds in diverse disciplines, such as law, engineering, international trade and economics, which appropriately meet the industrial makeup of ADC's clients. The successful conclusion of project negotiations in this region often depends upon financing;
therefore ADC works closely with the U.S. Exim-Bank, OPIC, the World Bank and its affiliates, including the European Bank for Reconstruction and Development, as well as private commercial banks. Additionally, ADC advises its clients with respect to new commercial, tax, currency and other laws of Eastern Europe, as well as U.S. foreign government regulations and policies which directly affect business operations. ADC represents several companies in the Russian market for sales of medical equipment.

     The Company's principal executive offices are located at 1730 Rhode Island Avenue, N.W., Washington D.C. 20036. The
Company maintains offices in Washington D.C., New York, Prague and Moscow.

RESEARCH AND DEVELOPMENT

     For the year ended December 31, 1995, NPDC incurred $388,000 as research and development costs.

EMPLOYEES

     At December 31, 1995, the Company and its subsidiaries employed 1,614 persons, including 16 in the Company's headquarters, 1,221 in the Physical Science Group, 245 in the



Distribution Group and 82 in the Optical Plastics Group. Of these, 5 persons were engaged in research and development. The
Company considers its employee relations to be satisfactory.

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



PART II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters

          The Company's Common Stock, $.01 par value, is traded on the American Stock Exchange, Inc. and the Pacific Stock
Exchange, Inc. The following tables present its high and low market prices for the last two years, taking into account the reverse stock split which became effective on October 6, 1995.

                       Quarter     High       Low

    1995               First       9.50       6.50
                       Second      9.75       6.75
                       Third       9.00       6.50
                       Fourth*     10.75      7.25

    1994               First       19.50      15.50
                       Second      15.75      10.75
                       Third       13.50      10.50
                       Fourth      11.25       6.00

*On September 20, 1995, the Company's shareholders and Board of
Directors approved the proposal to amend the Company's Restated
Certificate of Incorporation to effect a one-for-four reverse stock split of its Common Stock. The reverse stock split became effective on October 6, 1995

    The number of shareholders of record of the Common Stock as of March 1, 1996 was 3,888. On March 1, 1996, the closing price of the Common Stock on the American Stock Exchange was 8 3/4. In
March 1989, the Company decided to discontinue payment of its quarterly dividend because the Board of Directors believed that the resources available for the quarterly dividend would be better invested in operations and the reduction of long-term debt.



                         NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

Item 6.  Selected Financial Data



Operating Data                         (in thousands, except per share data)

Years ended December 31,                      1995      1994      1993      1992      1991
Revenues                                  $186,154  $202,966  $189,225  $196,506  $254,452
Sales                                      185,025   204,774   185,846   189,797   251,782
Gross margin                                28,322    32,559    26,974    29,211    35,792
Research and development costs                 388       431     2,847     4,645     4,651
Interest expense                             5,019     6,458     8,199    10,866    15,438
Income (loss) before discontinued
 operations and extraordinary items          4,032   (11,397)   (6,849)  (11,578)    1,456
Net income (loss)                            1,012   (13,971)   (5,977)  (11,943)    2,645
Earnings (loss) per share  *
Income (loss) before discontinued
 operations and extraordinary items       $    .60   $ (2.10) $  (1.60) $  (2.94)  $   .38
Net income (loss)                              .15               (2.57)              (1.40)         (3.03)      .69
Cash dividends declared per share
Balance Sheet Data
December 31,                                1995      1994      1993      1992                      1991
Cash, cash equivalents, restricted
 cash and marketable securities           $ 11,657  $ 10,075  $ 10,976  $ 23,674  $ 35,968
Short-term borrowings                       18,043    31,060    21,390    28,977    26,317
Working capital                             32,949    25,823    33,224    44,877    55,560
Total assets                               151,720   175,546   166,057   192,649   214,041
Long-term debt                              23,932    31,213    40,858    61,441    70,787
Stockholders' equity                        70,998    65,165    67,438    63,823    72,405

*All periods have been restated to reflect the effect of the one for four reverse stock split (See
Note 16 to the consolidated financial statements).
Notes:(a) General Physics Corporation's (GP) results of operations were consolidated with the results of the Company from January 1, 1991 to October 2, 1991 and from September 1, 1994 through December 31,
1995.  The balance sheets of GP have been consolidated with the Company at December 31, 1995 and 1994.
For all other periods GP's financial data has been accounted for on the equity basis.
  (b) Interferon Sciences, Inc.'s (ISI) results of operations were consolidated with the results of the Company from January 1, 1991 through September 1993.  The balance sheets of ISI were consolidated with the Company at December 31, 1992 and 1991.  For all other periods ISI's financial data has been accounted for on the equity basis.
  (c) GTS Duratek, Inc., (Duratek) results of operations were consolidated with the results of the
Company from January 1, 1991 through December 31, 1994.  The balance sheets of Duratek were consolidated with the Company at December 31, 1994, 1993, 1992 and 1991.  At December 31, 1995 and for the year then ended Duratek's financial data has been accounted for on the equity basis.

See Managements' discussion and analysis of financial condition and results operations for further details.

                                                       25

Item 7. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Overview

At December 31, 1994 the Company owed $13,156,000 in Swiss Bonds, Swiss Convertible Bonds and Dual Currency Bonds (the Bonds) which were due in 1995 and 1996. In 1995, the Company exchanged (see Note 11(a) to the consolidated financial statements) or repurchased the majority of the Bonds. At December 31, 1995 there was a total of $1,998,000 of the above Bonds outstanding, which were fully redeemed during the first quarter of 1996. In 1995, total long-term debt and short-term borrowings decreased by a total of $11,457,000 from December 31, 1994, net of the effect of the deconsolidation of GTS Duratek, Inc. (Duratek) in January 1995 (See Note 3 to the consolidated financial statements). The reduction in the Company's long-term debt and short-term borrowings has led to a corresponding decrease in interest expense at the corporate level. In addition, the Company has the potential to improve its liquidity in 1996, as a result of the Company's Duratek, affiliate filing a registration statement with the Securities and Exchange Commission, in March 1996, relating to a proposed offering in which the Company will sell 1,000,000 shares of Duratek common stock (see Liquidity and capital resources).

In 1995, income before income taxes, discontinued operation and extraordinary item was $5,819,000 as compared to a loss of $10,648,000 in 1994. The improvement in operations is due to several factors. In the first and fourth quarters of 1995, the Company sold 1,667,000 and 500,000 shares, respectively of Duratek common stock, resulting in the recognition of a $3,768,000 gain. As a result of the first sale of the Duratek common stock, the Company's ownership in Duratek fell below 50%, and commencing in January 1995, the Company accounted for its investment in Duratek, which totaled $4,121,000 at December 31, 1995, on the equity basis (see Note 3 to the consolidated financial statements). In addition, the Company recorded an unrealized gain totaling $3,183,000 on the transfer of 250,000 shares of Duratek common stock from long-term investments to trading securities. During the third quarter of 1995, the Company realized a $5,912,000 gain as a result of the issuance of common stock by Interferon Sciences, Inc. (ISI), a 22% owned affiliate, and the initial public offering by GSE Systems, Inc.(GSES), a 26% controlled affiliate. The Company also realized Investment and other income, net of $1,129,000 in 1995 compared to a net expense of $1,808,000 in 1994. The improvement is due to several factors including a foreign currency transaction loss of $1,066,000 in 1995 compared to a foreign currency transaction loss of $2,124,000 realized in 1994, related to the Company's decision not to hedge its Swiss denominated debt, and reduced losses incurred on investments in 20% to 50% owned affiliates. These improvements were partially offset by a $785,000 loss recognized due to the permanent impairment of an available-for-sale security. In 1995, the Company also incurred reduced interest expense as a result of reduced long-term debt at the corporate level. Operating profits improved for the year ended December 31, 1995 within the Optical Plastics and Physical Science Groups, and decreased marginally within the Distribution Group. The Optical Plastics Group, which is MXL Industries,Inc.(MXL), the Company's injection molding and coating subsidiary, generated increased operating profits due to both increased sales and gross margin percentage. The Physical Science Group, which is primarily General Physics Corporation
(GP), a 51% owned subsidiary, experienced improved operating results due to the results of GP being included in the consolidated results of operations for the full year(see Note 2 to the consolidated financial statements). GP provides a wide range of training, engineering, environmental and technical support services to commercial nuclear and fossil power utilities, the United States Departments of Defense and Energy, Fortune 500 companies and other commercial and governmental customers. The Distribution Group, which is the Five Star Group, Inc. (Five Star), the Company's distributor of home decorating, hardware and finishing products, had marginally reduced operating profits due to reduced sales and the related gross margin, offset by significantly reduced operating costs.

In 1994, the loss before income taxes, discontinued operation and extraordinary item was $10,648,000, as compared to a loss of $7,424,000 in 1993. The increase in the loss was due to several factors. Investment and other income (expense), net, decreased from $3,379,000 in 1993 to a loss of $1,808,000 in 1994. The
$5,187,000 reduction is due to a foreign currency transaction loss of $2,124,000 realized in 1994 as compared to a net foreign currency transaction gain of $901,000 realized in 1993, related to the Company's decision not to hedge its Swiss denominated debt, as well as increased losses incurred on investments in 20% to 50% owned affiliates due to increased losses attributable to the Company's 36% investment in ISI. The loss recognized on the equity basis in 1994 relating to ISI was $4,409,000, compared to $1,599,000 in 1993. In 1993, an additional $2,074,000 of ISI's loss was included in the Company's consolidated results of operations through September 1993, when the Company's investment in ISI fell below 50%. The increased loss incurred in 1994 on investments in 20% to 50% affiliates was partially offset by gains realized on the sale of certain investments. In addition, in 1993 the Company realized a $3,795,000 gain from the transfer in an Exchange Offer of a portion of the Company's holdings of shares of ISI and Duratek common stock and an additional $1,353,000 on the issuance of common stock and common stock warrants by Duratek, relating to Duratek's acquisition of an option to acquire certain technologies relating to the vitrification of certain medical wastes. The above losses in 1994 were partially offset by increased operating profits at the Optical Plastics and Physical Science Groups due to increased sales and gross margin percentage and dollars within both groups. The Optical Plastics Group experienced increased operating profits due to both increased sales and gross margin percentage. The Physical Science Group was comprised of GP, from September 1994, and Duratek. The Distribution Group had reduced operating profits as a result of costs incurred to close its Long Island, New York warehouse and consolidate its sales volume into Five Star's New Jersey facility.

Sales

Consolidated sales from continuing operations increased from $185,846,000 in 1993 to $204,774,000 in 1994 and decreased by
$19,749,000 to $185,025,000 in 1995.  In 1995, the Company had
reduced sales within the Physical Science and Distribution Groups, partially offset by increased sales achieved by the Optical Plastics Group. In 1994, the Company achieved increased sales in the Physical Science, Distribution and Optical Plastics Groups.

The Physical Science Group's sales increased from $102,977,000 in 1993 to $118,421,000 in 1994 and decreased to $107,549,000 in
1995. The reduced sales in 1995 were due to the results of Duratek being accounted for on the equity basis since January 1995, partially offset by the consolidation of the results of GP since September 1994 (see Note 2 to the consolidated financial statements). The increased sales of $15,444,000 in 1994 were the result of consolidating the sales of GP since September 1, 1994. Changes in sales of the Physical Science Group as a result of changes in prices or volume of services provided were not significant. In addition, Duratek also achieved increased sales in 1994 as a result of work performed under a three year contract to construct a vitrification facility for the conversion of mixed waste into stable glass.

The Distribution Group sales increased from $74,109,000 in 1993, to $75,551,000 in 1994 and decreased to $65,098,000 in 1995. The reduced sales in 1995 were the result of the loss of a major retail chain as a customer, partially mitigated by a general increase in business among numerous independent retail stores.
In 1996, Five Star commenced selling to the major retail chain again, but is unable at this time to predict what the sales volume will be in the future. The increase in 1994 was due to the continued growth of the hardware business.

The Optical Plastics Group sales increased from $7,817,000 in 1993, to $9,290,000 in 1994 and to $10,949,000 in 1995. The
improved sales in 1995 were the result of increased sales throughout MXL's entire customer base. The increased sales in 1994 was the result of increased orders from MXL's largest customer, due to increased worldwide demand for its product.

Gross margin

Consolidated gross margin was $26,974,000 or 14% in 1993, $32,559,000 or 16% in 1994 and $28,322,000 or 15% of net sales in
1995. The reduced gross margin of $4,237,000 in 1995 occurred primarily within the Physical Science Group, and to a lesser extent within the Distribution Group, partially offset by increased gross margins achieved by the Optical Plastics Group. The increased gross margin of $5,585,000 in 1994 occurred primarily within the Optical Plastics and Physical Science Groups.

The Physical Science Group gross margin increased from $12,941,000, or 13% in 1993 to $16,670,000 or 14% in 1994 and
decreased to $12,368,000 or 12% in 1995. The decreased gross margin in 1995 was due to the Company's ownership in Duratek falling below 50% in January 1995, and the Company accounting for Duratek on the equity basis from that time, partially offset by GP being included in the consolidated results since September 1994. The reduced gross margin percentage is the result of historically lower gross margins earned by GP due to the nature of its business. In both 1995 and 1994, GP has increased its gross margin percentage through its continuing efforts to reduce overhead costs as a percent of revenue, as well as the achievement of higher direct labor utilization. In 1994, the increased gross margin was attributable to both GP and Duratek. GP realized increased gross margin due to higher revenues, reduced overhead and higher direct labor utilization. Duratek realized increased gross margin in 1994 as a result of increased sales as well as higher margins achieved on both technology and services contracts.

The Distribution Group gross margin increased from $11,718,000 or 16% in 1993 to $11,785,000 or 16% in 1994 and decreased to
$10,966,000 or 17% in 1995. In 1995, the reduced gross margin was the result of reduced sales, partially mitigated by an increased gross margin percentage. The increased gross margin percentage in 1995 was the result of reduced warehousing costs due to the successful implementation of Five Star's advanced warehouse management system , as well as the consolidation of Five Star's New York warehouse into the New Jersey facility. In 1994, the increased gross margin was due to increased sales. The gross margin in 1994 was affected by increased warehousing costs incurred as a result of the decision to close Five Star's New York facility and to consolidate its operations into the New Jersey facility. The increased warehousing costs in 1994 were partially offset by increased margins achieved due to changes in merchandising practices.

The Optical Plastics Group gross margin increased from $2,642,000 or 34% of net sales in 1993 to $3,635,000 or 39% of net sales in 1994 and to $4,336,000 or 40% of net sales in 1995. In 1995, the increased gross margin was primarily the result of increased sales. In 1994, the increased gross margin was the result of increased sales as well as an improved mix of products.

The Health Care Group gross margin was $(699,000) in 1993. The negative gross margin in 1993 was the result of excess/idle facility costs incurred by ISI, notwithstanding the suspension of production, and lack of sales of ALFERONR N Injection during 1993. As a result of the Exchange Offer in 1993, through which the Company's interest in ISI fell below 50%, ISI is currently being accounted for on the equity basis.

Investment and other income (expense), net

Investment and other income (expense) was $3,379,000 in 1993 and $(1,808,000) in 1994 and $1,129,000 in 1995, respectively. The improvement in 1995 is due to several factors including a foreign currency transaction loss of $1,066,000 in 1995 compared to a foreign currency transaction loss of $2,124,000 realized in 1994, related to the Company's decision not to hedge its Swiss denominated debt, and reduced losses incurred on investments in 20% to 50% owned affiliates. These improvements were partially offset by a $785,000 loss recognized due to the permanent impairment of an available for sale security. In 1994, the $5,187,000 reduction in Investment and other income (expense), net from 1993 was due to two factors. The Company realized a foreign currency transaction loss of $2,124,000 in 1994, as compared to a net foreign currency transaction gain of $901,000 realized in 1993, related to the Company's decision not to hedge its Swiss denominated debt. In addition, the Company recognized increased losses on investments in 20% to 50% owned affiliates as a result of the Company's share of ISI's loss, which was $4,409,000, being included in Investment and other income (expense), net for the year ended December 31, 1994. In 1993, the results of ISI were consolidated with the Company for the first nine months of the year, until the Company's ownership fell below 50%. The results of operations for ISI have been accounted for on the equity method since the fourth quarter of 1993, and the Company recognized a $1,599,000 loss in 1993 related to its equity investment in ISI. The above losses were partially offset by increased gains realized on the sale of certain investments in 1994.

Selling, general, and administrative expenses

Selling, general and administrative expenses (SG&A) increased from $34,255,000 in 1993 to $34,301,000 in 1994 and decreased to
$29,984,000 in 1995. In 1995, the reduced SG&A was primarily the result of reduced SG&A within the Physical Science Group primarily due to Duratek being accounted for on the equity basis since January 1995, partially offset by increased SG&A incurred by GP due to the recording of an approximately $1,015,000 reserve related to potentially uncollectible revenue recorded in years prior to 1993. In addition the Distribution Group incurred reduced SG&A in 1995 as a result of Five Star's reduced sales commissions paid due to reduced sales, as well as the success of its continuing effort to consolidate and streamline its organization. In 1994, the marginal increase was primarily the result of increased general and administrative expenses incurred by the Distribution Group, primarily as a result of costs associated with the closing of Five Star's New York warehouse and the consolidation of the New York sales and operations into the New Jersey facility, as well as increased depreciation and amortization expense. American Drug Company (ADC) also incurred increased SG&A as a result of increased consulting expenses and costs related to the opening and staffing of the Moscow office. ADC is the Company's 54% owned subsidiary which exports American made generic and prescription drugs and over-the-counter healthcare products in both Russia and the Commonwealth of Independent States. The increased general & administrative costs at Five Star and ADC were partially mitigated by ISI being accounted for on the equity basis since the third quarter of 1993 and reduced costs incurred at the corporate level.

Research and development costs

The Company's research and development activities are conducted both internally and under various types of arrangements at outside facilities. Research and development costs were $2,847,000, $431,000 and $388,000 for 1993, 1994 and 1995,
respectively. In 1993, research and development costs were primarily attributable to ISI. Due to the Exchange Offer in the third quarter of 1993 (see Note 11(b) to the consolidated financial statements), the Company's ownership in ISI fell below 50%, and the Company began accounting for ISI on the equity method from that time. In 1994 and 1995, research and development costs were incurred at the Company's Hydro Med Sciences division relating to the Hydron polymer.

Interest expense

Interest expense aggregated $8,199,000 in 1993, $6,458,000 in 1994 and $5,019,000 in 1995. The reduced interest expense in 1994 and the further reduction in 1995, was the result of the Company's continuing successful effort to reduce its interest expense at the corporate level due to reduced interest on the Company's Swiss Debt obligations due to the Exchange Offers in 1993, 1994 and 1995 (see Note 11(a)(b)(c) to the consolidated financial statements), as well as the Company's practice of repurchasing Swiss Debt from time to time.

Income taxes

Income tax expense (benefit) from operations for 1993, 1994 and 1995 was $(575,000), $749,000 and $1,787,000, respectively.

In 1995, the Company recorded an income tax expense of $1,787,000. The current income tax provision of $258,000 represents the estimated taxes payable by the Company for the year ended December 31, 1995. The deferred income tax provision of $1,529,000 represents the deferred taxes of GP, the Company's
51% owned subsidiary.

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

As of December 31, 1995, the Company has approximately
$23,204,000 of consolidated net operating losses available for Federal income tax purposes.

Accounting developments

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Statement 121 requires the Company to estimate the future cash flows expected to result from the use and eventual disposition of its property, plant and equipment and other long lived assets, and if the sum of such cash flows is less than the carrying amount of these assets, to recognize an impairment loss to the extent, if any, that the carrying amount of the assets exceeds their fair values. The Company believes that expected future cash flows derived from these assets will be at least equal to their carrying values, and that no impairment loss will be indicated.

In December 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), effective for years beginning after December 15, 1995. Under SFAS 123, the Company may elect either a "fair value" based method or the current "intrinsic value" based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," for its stock-based compensation arrangements. Under the "intrinsic value" based method, the Company will be required to disclose in the footnotes to the consolidated financial statements net income and earnings per share computed under the "fair value" based method. The Company has elected to continue accounting for stock-based compensation arrangements using the "intrinsic value" based method; therefore, the adoption of SFAS 123 will not impact the Company's results of operations or financial condition.

Liquidity and capital resources

At December 31, 1995, the Company had cash and cash equivalents totaling $8,094,000. GP, SGLG, Inc. and ADC had cash and cash equivalents of $186,000 at December 31, 1995. The minority interests of these companies are owned by the general public, and therefore, the assets of these subsidiaries have been dedicated to the operations of these companies and may not be readily available for the general corporate purposes of the parent.

The Company has sufficient cash, cash equivalents and marketable securities and borrowing availability under existing and potential lines of credit (See Note 9(a) and (d) to the consolidated financial statements) to satisfy its cash requirements for its Swiss Franc denominated indebtedness due in 1996, which totaled approximately $1,998,000 at December 31, 1995, and was fully redeemed during the first quarter of 1996.
At December 31, 1995, approximately $4,000,000 was available to the Company under MXL's and GP's credit agreements. In order for the Company to meet its long-term cash needs, which include the repayment of approximately $6,749,000 of 12% Subordinated Debentures scheduled to mature in 1997, the Company must obtain additional funds from various sources. The Company has historically reduced its long-term debt through the issuance of equity securities in exchange for long-term debt. In addition to its ability to issue equity securities, the Company believes that it has sufficient marketable long-term investments, as well as the ability to obtain additional funds from its operating subsidiaries and the potential to enter into new credit arrangements. At December 31, 1995, the Company had classified 250,000 shares of Duratek stock valued at $3,563,000 as marketable securities, as a result of the transfer from long-term investments to trading securities. On March 20, 1996, Duratek filed a registration statement with the Securities and Exchange Commission relating to a proposed offering of 3,600,000 shares of common stock, of which 2,500,000 shares (3,040,000 shares if the underwriters' over-allotment option is exercised) will be sold by Duratek and 1,000,000 will be sold by the Company. After the sale of the 1,000,000 shares of Duratek common stock, the Company will still own 1,948,000 shares of Duratek common stock. The Company reasonably believes that it will be able to accomplish some or all of the above transactions in order to fund the scheduled repayment of the Company's 12% Subordinated Debentures.

For the year ended December 31, 1995, the Company's working capital increased by $7,126,000 to $32,949,000, reflecting the effect of decreased current maturities of long-term debt and short-term borrowings, partially offset by reduced current assets related to Duratek. Consolidated cash and cash equivalents decreased by $1,981,000 to $8,094,000 at December 31, 1995.

The decrease in cash and cash equivalents of $1,981,000 in 1995 primarily resulted from the effect of cash used by financing activities of $8,125,000, partially offset by cash provided by operations of $1,099,000 and investing activities of $5,045,000. The cash provided by investing activities was primarily from proceeds from sale of stock of a subsidiary, partially offset by additions to property, plant and equipment. Financing activities consisted primarily of repayments and reductions in short-term borrowings and repayments of long-term debt, offset by proceeds from short-term borrowings and long-term debt.

The Company's principal manufacturing facilities were constructed subsequent to 1976 and management does not anticipate having to replace major facilities in the near term. As of December 31, 1995, the Company has not contractually committed itself for any other new major capital expenditures.

Item 8.  Financial Statements and Supplementary Data

                                                        Page

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENTS OF NATIONAL PATENT DEVELOPMENT
 CORPORATION AND SUBSIDIARIES:

  Independent Auditors' Report                           38

  Consolidated Balance Sheets - December 31, 1995
   and 1994                                              39

  Consolidated Statements of Operations - Years ended
   December 31, 1995, 1994, and 1993                     41

  Consolidated Statements of Changes in Stockholders'
   Equity - Years ended December 31, 1995, 1994,
    and 1993                                             43

  Consolidated Statements of Cash Flows - Years ended
   December 31, 1995, 1994, and 1993                     45

  Notes to Consolidated Financial Statements             48

SUPPLEMENTARY DATA (Unaudited)

  Selected Quarterly Financial Data                      79

FINANCIAL STATEMENTS OF GSE SYSTEMS, INC.:

GSE SYSTEMS, INC. AND SUBSIDIARIES:

  Report of Independent Accountants                     *

  Consolidated Balance Sheets as of December 31,
   1994 and 1995                                        *

  Consolidated Statements of Operations for the
   period April 14, 1994 through December 31,
   1994 and for the year ended December 31, 1995        *


_________

*Incorporated herein by reference to Exhibit 99 to the Annual
Report on Form 10-K of National Patent Development Corporation for the year ended December 31, 1995.

  Consolidated Statements of Stockholders' Equity
   (Deficit) for the period April 14, 1994
   through December 31, 1994 and for the year
   ended December 31, 1995                              *
  Consolidated Statements of Cash Flows for the
   period April 14, 1994 through December 31,
   1994 and for the year ended December 31, 1995        *

  Notes to Consolidated Financial Statements            *

SIMULATION SYSTEMS & SERVICES TECHNOLOGIES
COMPANY AND MSHI, INC.:                                 *

  Report of Independent Accountants                     *

  Consolidated Statements of Operations for
   the eight months ended August 31, 1993,
   for the four months ended December 31, 1993,
   and for the period January 1, 1994 through
   April 13, 1994                                       *

  Consolidated Statements of Stockholder's Equity
   for the eight months ended August 31, 1993,
   for the four months ended December 31, 1993
   and for the period January 1, 1994 through
   April 13, 1994                                       *

  Consolidated Statements of Cash Flows for the
   eight months ended August 31, 1993, for the
   four months ended December 31, 1993 and for the
   period January 1, 1994 though April 13, 1994         *

  Notes to Consolidated Financial Statements            *

  GP INTERNATIONAL ENGINEERING & SIMULATION, INC.:      *

  Report of Independent Accountants                     *

  Statements of Operations for the year ended December
   31, 1993 and for the period January 1, 1994
   through April 13, 1994                               *

  Statements of Stockholder's Equity (Deficit) for
   the year ended December 31, 1993 and for the
   period January 1, 1994 through April 13, 1994        *
__________

*Incorporated herein by reference to Exhibit 99 to the Annual
Report on Form 10-K of National Patent Development Corporation for the year ended December 31, 1995.

  Statements of Cash Flows for the year ended December
   31, 1993 and for the period January 1, 1994
   through April 13, 1994                               *

  Notes to Consolidated Financial Statements            *

  EUROSIM AB:                                           *

  Report of Independent Accountants                     *

  Statements of Operations for the year ended December
   31, 1993 and for the period January 1, 1994
   through April 13, 1994                               *

  Statements of Stockholder's Equity for the year ended
   December 31, 1993 and for the period January 1,
   1994 through April 13, 1994                          *

  Statements of Cash Flows for the year ended December
   31, 1993 and for the period January 1, 1994
   through April 13, 1994                               *

   Notes to Financial Statements                        *

___________

*Incorporated herein by reference to Exhibit 99 to the Annual
Report on Form 10-K of National Patent Development Corporation for the year ended December 31, 1995.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Patent Development Corporation and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                  KPMG Peat Marwick LLP

New York, New York
March 28, 1996

         NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS




                                                     (in thousands)
December 31,                                    1995      1994
Assets
Current assets
Cash and cash equivalents                   $  8,094  $ 10,075
Marketable securities                          3,563
Accounts and other receivables (of which
 $13,013 and $15,152 are from government
 contracts) less allowance for doubtful
 accounts of $3,066 and $2,092                39,466    52,487
Inventories                                   20,444    20,642
Costs and estimated earnings in excess of
 billings on uncompleted contracts, of which
 $1,473 and $6,897 relates to government
 contracts                                     9,118    15,237
Prepaid expenses and other current assets      3,640     6,770
Total current assets                          84,325   105,211
Investments and advances                      21,452    11,600
Property, plant and equipment, at cost        33,367    37,423
Less accumulated depreciation and
 amortization                                (24,374)  (22,843)
                                               8,993    14,580
Intangible assets, net of accumulated
 amortization of $27,901 and $26,970
Goodwill                                      32,999    35,986
Patents, licenses and deferred charges            54     1,039
                                              33,053    37,025

Investment in financed assets                              684

Other assets                                   3,897     6,446
                                            $151,720  $175,546

         NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

           (in thousands, except shares and par value per share)

December 31,                                    1995      1994
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt        $  4,167  $ 14,279
Short-term borrowings                         18,043    31,060
Accounts payable and accrued expenses         20,865    27,958
Billings in excess of costs and estimated
 earnings on uncompleted contracts             8,301     6,091
Total current liabilities                     51,376    79,388

Long-term debt less current maturities        19,765    17,513

Minority interests                             9,581    11,970

Commitments and contingencies

Common stock issued subject to
 repurchase obligation                                   1,510

Stockholders' equity *
Preferred stock, authorized 10,000,000
 shares, par value $.01 per share, none
 issued
Common stock, authorized 40,000,000
 shares, par value $.01 per share,
 issued 6,825,723 and 6,035,190 shares
 (of which 1,497 and 5,661 shares are
 held in treasury)                                68        60
Class B capital stock, authorized 2,800,000
 shares, par value $.01 per share, issued
 and outstanding 62,500 shares                     1         1
Capital in excess of par value               125,419   120,038
Deficit                                      (52,139)  (53,151)
Net unrealized loss on
 available-for-sale securities                (1,440)   (1,783)
Minimum pension liability adjustment            (911)
Total stockholders' equity                    70,998    65,165
                                            $151,720  $175,546

* Stockholders' equity has been restated to reflect the effect of the one for four reverse stock split (See Note 16 to the consolidated financial statements).

       See accompanying notes to consolidated financial statements.

         NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS

                   (in thousands, except per share data)


Years ended December 31,            1995      1994       1993

Revenues

Sales                           $185,025  $204,774   $185,846
Investment and other income
 (expense), net (including
 interest income of $555,
 $360 and $875)                    1,129    (1,808)     3,379
                                 186,154   202,966    189,225
Costs and expenses

Cost of goods sold               156,703   172,215    158,872
Selling, general and
 administrative                   29,984    34,301     34,255
Research and development             388       431      2,847
Interest                           5,019     6,458      8,199
                                 192,094   213,405    204,173
Gain on disposition of stock of
 a subsidiary and an affiliate     3,768                3,795
Gain on issuance of stock by a
 subsidiary and affiliates         5,912                1,353
Unrealized gain on transfer from
 long-term investments to
 trading securities                3,183

Minority interests                (1,104)     (209)     2,376

Income (loss) before income taxes,
 discontinued operation
 and extraordinary item            5,819   (10,648)    (7,424)

Income tax expense (benefit)       1,787       749       (575)
Income (loss) before discontinued
 operation and extraordinary
 item                              4,032   (11,397)    (6,849)

Discontinued operation
Loss from discontinued operation  (2,941)   (2,574)      (947)
Income (loss) before
 extraordinary item                1,091   (13,971)    (7,796)

        NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

           (in thousands, except shares and par value per share)


Years ended December 31,            1995      1994        1993

Extraordinary item

Extinguishment of debt,
 (net of income tax)                (79)                1,819

Net income (loss)                $ 1,012  $(13,971)  $ (5,977)

Income (loss) per share  *
Income (loss) before discontinued
 operation and extraordinary
 item                            $   .60   $ (2.10)   $ (1.60)

Discontinued operation              (.44)     (.47)      (.22)
Extraordinary item                  (.01)                 .42
Net income (loss) per share      $   .15   $ (2.57)   $ (1.40)



       See accompanying notes to consolidated financial statements.

* All periods have been restated to reflect the effect of the one for four reverse stock split (See Note 16 to the consolidated financial statements).

                        NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                       Consolidated Statements of Changes in Stockholders' Equity

                              Years ended December 31, 1995, 1994, and 1993

                (in thousands, except shares, par value per share and per share amounts)


                                                                         Net
                                                                      unrealized
                                         Class B  Capital in                 gain (loss) on  Minimum   Total
                                 Common  capital     excess                     available-   pension   stock-
                                 stock    stock      of par           for-sales   liability holders'
                             ($.01 Par)($.01 Par)    value    Deficit securities adjustment  equity
Balance at December 31, 1992     $ 40 *      $1 *  $96,833 * $(33,051)                      $63,823
Exercise of stock options
 and warrants                                          412                                      412
Net loss                                                       (5,977)                       (5,977)
Conversion of 12% Debentures                            82                                       82
Issuance of stock in connection
 with Swiss Bonds                   7                8,713                                    8,720
Issuance and sale of common stock   1                  377                                      378
Balance at December 31, 1993       48         1    106,417    (39,028)                       67,438
Implementation of SFAS 115                                                1,157               1,157
Exercise of stock options and
 warrants                                               99                                       99
Issuance of stock in connection
 with Swiss Bonds                  10                9,985                                    9,995
Transfer from common stock issued
 subject to repurchase obligation   1                2,731                                    2,732
Conversion of 12% Debentures                            35                                       35
Distribution of shares in a
 subsidiary                                                      (152)                         (152)
Issuance and sale of common stock   1                  771                                      772
Net unrealized loss on
 available-for-sales securities                                          (2,940)             (2,940)
Net loss                                                      (13,971)                      (13,971)


                        NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Changes in Stockholders' Equity (Continued)

                              Years ended December 31, 1995, 1994, and 1993

                (in thousands, except shares, par value per share and per share amounts)


                                                                          Net
                                                                      unrealized
                                         Class B  Capital in                 gain (loss) on Minimum     Total
                                 Common  capital     excess           available-   pension    stock-
                                  stock   stock      of par            for-sales liability  holders'
                             ($.01 Par)($.01 Par)     value   Deficit securities adjustment equity
Balance at December 31, 1994       60 *       1 *  120,038 *  (53,151)   (1,783)             65,165
Minimum pension liability
 adjustment                                                                           (911)    (911)
Net unrealized gain on
 available-for-sales securities                                             343                 343
Net income                                                      1,012                         1,012
Issuance of stock in connection
 with Swiss Bonds                   6                3,725                                    3,731
Issuance and sale of common stock   2                1,046                                    1,048
Transfer from common stock issued
 subject to repurchase obligation                      610                                      610
Balance at December 31, 1995     $ 68       $ 1   $125,419   $(52,139)  $(1,440)    $ (911) $70,998


* All periods have been restated to reflect the effect of the one-for-four reverse stock split (See
Note 16 to the consolidated financial statements.)

                      See accompanying notes to consolidated financial statements.

         NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS


(in thousands)
Years ended December 31,              1995      1994     1993

Cash flows from operations:

Net income (loss)                 $  1,012  $(13,971) $ (5,977)
Adjustments to reconcile net
 income (loss) to net cash used
 in operating activities:
 Provision for discontinued
 operation                           2,460     1,570
 Depreciation and amortization       4,316     6,063     5,296
 Income tax benefit allocated to
  continuing operations                                (1,043)
 Loss (gain) from extinguishment
  of debt, net of income tax            79             (1,819)
 Gain on disposition of stock of a
  subsidiary and an affiliate       (3,768)            (3,795)
 Gain on issuance of stock by
  a subsidiary and affiates         (5,912)            (1,353)
 Unrealized gain on transfer from
  long-term investments to
  trading securities                (3,183)
 Changes in other operating items,
  net of effect of acquisitions
  and disposals:
 Accounts and other receivables      1,228    (3,887)   4,817
 Inventories                        (1,687)    1,163     (381)
 Costs and estimated earnings in
  excess of billings on
  uncompleted contracts              6,119     1,349    (2,379)
 Prepaid expenses and other
  current assets                     2,993      (817)     (44)
 Accounts payable and accrued
  expenses                          (4,768)    4,626    2,680
 Billings in excess of costs and
  estimated earnings on
  uncompleted contracts              2,210    (1,014)   1,491
Net cash provided by (used in)
 operations                        $ 1,099  $ (4,918) $ (2,507)

         NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

(in thousands)
Years ended December 31,              1995      1994     1993

Cash flows from investing activities:

Proceeds from sale of stock of
 a subsidiary                      $ 7,051  $         $
Sales of certain net assets and
 businesses of a subsidiary                    4,470
Marketable securities                                     651
Additions to property, plant and
 equipment, net                     (2,006)   (4,006)  (2,077)
Additions to intangible assets        (388)   (5,824)    (303)
Reduction of (additions to)
 investments and other assets          388       664     (864)
Net cash provided by (used in)
 investing activities                5,045    (4,696) (2,593)

Cash flows from financing activities:

Repayments of short-term
 borrowings                        (11,020)   (5,650) (28,011)
Proceeds from short-term borrowings  5,634    15,320   20,424
Decrease in restricted cash                             1,200
Proceeds from issuance of
 long-term debt                      5,162     3,638   10,973
Reduction of long-term debt         (8,145)   (4,882)       (8,515)
Proceeds from issuance of
 common stock                          244       188      198
Proceeds from issuance of stock
 by a subsidiary                                        1,473
Exercise of common stock options
 and warrants                                     99      413
Net cash (used in) provided by
 financing activities               (8,125)    8,713   (1,845)
Net decrease in cash
 and cash equivalents               (1,981)     (901)  (6,945)
Cash and cash equivalents at
 beginning of year                  10,075    10,976   17,921
Cash and cash equivalents
 at end of year                   $  8,094  $ 10,075 $ 10,976

         NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

(in thousands)
Years ended December 31,              1995      1994     1993
Supplemental disclosures of
 cash flow information:

Cash paid during the year for:
 Interest                        $   4,577   $ 4,147 $  5,344
 Income taxes                    $     655   $   607 $    692
Supplemental schedule of
 noncash transactions:


Reduction of debt                  $ 6,250   $ 9,167  $21,900
Additions to other assets
 and prepaid expenses                  625       100      179
Reduction of accounts payable                    267
Reduction of accrued
 interest payable                              1,045      607
Increase in accrued pension
 liability                            (911)
Issuances of common stock           (4,535)  (10,579)  (8,981)

Issuance of long-term debt          (2,340)            (3,006)
Common stock issued subject
 to repurchase obligation                              (4,242)
Gain on disposition of stock of a
 subsidiary and an affiliate                           (3,795)
Gain on exchange of debt before
 income tax effect                                     (2,662)
Minimum pension liability adjustment   911


       See accompanying notes to consolidated financial statements.

         NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                Notes to Consolidated Financial Statements

1. Description of business and summary of significant accounting policies

Description of business. National Patent Development Corporation (the "Company"), is primarily a holding company, which is a legal entity separate and distinct from its various operating subsidiaries. The Company's operations consist of three operating business segments: Physical Science, Distribution and Optical Plastics. In addition, the Company owns approximately 54% of the outstanding shares of common stock of the American Drug Company (See Note 5). The Company also has a 22% investment in Interferon Sciences, Inc. (See Note 4), a 31% investment in GTS Duratek, Inc. (See Note 3) and controls 26% of GSE Systems, Inc. (See Note 6), a company in the business of software simulation and controls. The Company's Physical Science Group, through its 51% owned subsidiary, General Physics Corporation, provides a wide range of services in training, engineering, environmental and technical support services to commercial nuclear and fossil power utilities, the United States Departments of Defense ("DOD") and Energy (the "DOE"), Fortune 500 companies and other commercial and governmental customers. The Company's Distribution Group, incorporated under the name Five Star Group, Inc. (Five Star), is engaged in the wholesale distribution of home decorating, hardware and finishing products. The Company's Optical Plastics Group, through its wholly owned subsidiary MXL Industries, Inc. (MXL) manufactures molded and coated optical products, such as shields and face masks and non-optical plastic products.

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

Marketable securities. Marketable securities at December 31, 1995 consist of U.S. corporate equity securities. The Company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (Statement 115) as of January 1, 1994. Under

Statement 115, the Company classifies its marketable equity securities as trading and available-for-sale.

Inventories. Inventories are valued at the lower of cost or market, principally using the first-in, first-out (FIFO) method.

Foreign currency transactions.  The Company's Swiss Bonds (see
Note 11) are subject to currency fluctuations and the Company has hedged portions of such debt from time to time. During the years ended December 31, 1995, 1994, and 1993, the Company realized foreign currency transaction gains (losses) of $(1,066,000), $(2,124,000) and $901,000, respectively. These amounts are included in Investment and other income (expense), net. At December 31, 1995, the Company had not hedged its Swiss Franc obligations. The Company's 54% owned subsidiary, the American Drug Company (See Note 5) conducts its business primarily in U.S. dollars.

Contract revenue and cost recognition. The Company provides services under time-and-materials, cost-plus-fixed-fee and fixed-price contracts. Revenue is recognized as costs are incurred and includes estimated fees at predetermined rates. Differences between recorded costs and estimated earnings and final billings are recognized in the period in which they become determinable. Costs and estimated earnings in excess of billings on uncompleted contracts are recorded as a current asset. Billings in excess of costs and estimated earnings on uncompleted contracts are recorded as a current liability. Generally, contracts provide for the billing of costs incurred and estimated earnings on a monthly basis. Retainages, amounts subject to future negotiation and amounts which are expected to be collected after one year are not material for any period.

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

Reverse stock split. As a result of a one-for-four reverse stock split effective on October 6, 1995, all shares and per share information have been restated.

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

Income (loss) per share. Per share data is based on the weighted average number of shares outstanding, including Class B capital stock, and dilutive common stock equivalents. Presentation of fully diluted earnings per share is not required because the effect is less than 3% or is antidilutive. The weighted average number of shares outstanding for the years ended December 31, 1995, 1994 and 1993, was 6,637,639, 5,431,166 and 4,281,475,
respectively.

Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Concentrations of credit risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and accounts receivable. The Company places its cash investments with high quality financial institutions and limits the amount of credit exposure to any one institution. With respect to accounts receivable, 33% are related to United States government contracts, and the remainder are dispersed among various industries, customers and geographic regions.

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

     The cash portion of the purchase price for the SGLG operations and assets was derived from funds borrowed by GP under a $20,000,000 revolving credit facility secured by liens on the assets of GP, GPSTFSG, GPES and Inventory Management Corporation, all wholly-owned subsidiaries of GP (See Note 9(d)).

     Prior to the transaction, the Company directly and indirectly owned approximately 28% of the outstanding common stock of GP, and approximately 92% of the outstanding common stock of SGLG. The Company currently owns directly or indirectly approximately 51% of the outstanding common stock of GP and approximately 92% of the outstanding common stock of SGLG.

     In December 1994, as part of the above transaction, SGLG distributed its shares of GTS Duratek, Inc. (Duratek) common stock, totaling 3,950,000 shares, on a pro rata basis to its shareholders. Therefore, the Company received 3,630,538 shares of Duratek, and the minority shareholders received the remaining 319,462 shares.

     From October 3, 1991 through August 31, 1994, the Company's investment in GP has been accounted for on the equity basis and the Company's share of GP's income (loss) for the eight months ended August 31, 1994 and the year ended December 31, 1993 in the amount of $(719,000) and $316,000, respectively, after the amortization of the underlying goodwill, was included in the caption "Investment and other income (expense), net" appearing in the consolidated statements of operations. The financial position and results of operations of SGLG were included in the consolidated accounts of the Company for the years ended December 31, 1995, 1994 and 1993.

     The following information shows on a pro forma basis, the results of operations for the Company as if the above transaction had occurred as of January 1, 1993 (in thousands):

                                                       Year ended December 31,
                                     1994          1993
                                             (unaudited)

Revenues                                      $239,416     $251,187

Loss before discontinued
operation and extraordinary item               (11,238)      (6,132)

Net loss                                       (13,812)      (5,260)

Loss per share before discontinued
 operation and extraordinary item                 (.13)        (.09)

Loss per share                                    (.16)        (.08)

The above pro forma information is not necessarily indicative of the actual financial position or results of operations that would have been achieved if the transactions had occurred as of or for the period indicated, or of future results that may be achieved.

3. GTS Duratek, Inc.

     On January 24, 1995, the Company sold 1,666,667 shares of common stock of GTS Duratek,Inc. (Duratek) at a price of $3.00 per share to The Carlyle Group (Carlyle) in connection with a $16 million financing by Duratek with Carlyle, a Washington, D.C. based private merchant bank. In addition, the Company granted Carlyle an option, which was exercised in December 1995, to purchase up to an additional 500,000 shares of the Company's Duratek common stock over the next year at $3.75 per share.

     Duratek received $16 million from Carlyle in exchange for 160,000 shares of newly issued 8% cumulative convertible preferred stock (convertible into 5,333,333 shares of Duratek common stock at $3.00 per share). Duratek granted Carlyle an option to purchase up to 1,250,000 shares of newly issued Duratek common stock from Duratek over the next four years.

     As a result of the above transactions, at December 31, 1995 the Company owns approximately 2,948,000 shares of Duratek's common stock (approximately 31% of the outstanding shares of common stock). As a result of the Company's ownership in Duratek falling below 50%, commencing on January 24, 1995 the Company has accounted for its investment in Duratek on the equity basis.

In connection with the transaction, Carlyle will have the right, through its preferred stock, to elect a majority of Duratek's Board of Directors. Upon conversion of the preferred stock, Carlyle would own approximately 50% of Duratek's common stock if all of its options are exercised.

On March 20, 1996, Duratek filed a registration statement with the Securities and Exchange Commission relating to a proposed offering of 3,600,000 shares of common stock of which 2,500,000 shares (3,040,000 shares if the underwriters' over-allotment option is exercised) will be sold by Duratek and 1,000,000 will be sold by the Company.

Duratek is an integrated environmental services and technology firm with proprietary waste processing systems applicable to radioactive, hazardous, mixed and other wastes.

The Company's investment in Duratek of approximately $4,121,000 as of December 31, 1995, is included in Investments and advances on the consolidated balance sheet of which $2,447,000 represents the Company's percentage of underlying net assets and $1,674,000 represents goodwill. At December 31, 1995, the Company owned 2,948,000 shares of Duratek, of which 250,000 shares have been classified as Marketable securities, (See Note 19). The total shares held of 2,948,000 have a market value of $42,009,000. The Company's share of Duratek's income included in Investment and other income (expense), net is $31,000 in 1995.

Condensed financial information for Duratek is as follows as of December 31, 1995 and for the year then ended (in thousands):

          Current assets                   $28,780
          Non current assets                 9,880
          Current liabilities                4,665
          Non current liabilities           10,123
          Redeemable convertible
           preferred stock                  14,609
          Stockholders' equity               9,257
          Revenues                          40,418
          Gross profit                       8,197
          Net income                            60

4. Interferon Sciences, Inc.

Interferon Sciences, Inc. (ISI) is a 22% owned affiliate of the Company. It is engaged in the manufacture and sale of ALFERONR N Injection, ISI's first product commercially approved by the FDA for the treatment of recurring and refractory external genital warts, and the research and development of other alpha interferon based products for the treatment of viral diseases, cancers and diseases of the immune system.

On July 12, 1993, the Company commenced an Exchange Offer for its Swiss Franc denominated Bonds and its Dual Currency Bonds. (See
Note 11(b)). As a result of the inclusion of a portion of the Company's shares of Common Stock of ISI as part of the consideration in the Exchange Offer, the Company's ownership in ISI fell below 50%, and therefore, commencing during the third quarter of 1993, the Company accounted for the results of ISI on the equity basis.

The information relating to the Company's investment in ISI is as follows (in thousands):

                                             1995          1994
Investments and advances:
     Underlying assets                    $ 2,837        $ 1,072
     Goodwill                                 924          1,152
     Total                                  3,761          2,224

Number of shares owned                      7,475          6,975
Market value of share                     $14,016        $ 9,373
Equity in income (loss) included
 in Investment and other income
 (expenses), net                           (1,953)        (4,409)

Condensed financial information for ISI is as follows as of December 31, 1995 and 1994 and for the years then ended (in thousands):
                                       1995              1994
    Current assets                  $ 8,188           $ 1,691
    Non current assets                5,765             6,491
    Current liabilities               1,126             2,473
    Non current liabilities                             2,730
    Stockholders' equity             12,827             2,979
    Revenues                          1,296             1,166
    Gross margin                     (1,780)           (1,612)
    Net loss                         (7,372)          (12,078)

5. American Drug Company

The Company owns approximately 54% of the outstanding common stock of American Drug Company (ADC), which was organized in 1993, as a wholly-owned subsidiary of the Company to initiate marketing activities for American generic pharmaceutical and medical pharmaceuticals in Russia and the Commonwealth of Independent States (the "CIS"). ADC's subsidiary, NPD Trading
(USA), Inc. provides consulting services to Western businesses in Russia and Eastern Europe. ADC sells American-made generic pharmaceutical and health care products under its own label in Russia and the CIS.

In August 1994, pursuant to a Transfer and Distribution Agreement, the Company distributed 46% of its interest in ADC to the Company's shareholders. In addition, ADC issued warrants to the Company's shareholders to purchase its stock for a period of two years, subject to cancellation under certain circumstances.

6. GSE Systems, Inc.

In March 1994, GP and SGLG contributed assets to a newly formed, multi party joint venture, GSE Systems, Inc. (GSES), for 10% and 35% ownership interests in the joint venture, respectively. GSES designs, develops and delivers business and technology solutions by applying process control, data acquisition, simulation, and business software, systems and services to the energy, process and manufacturing industries worldwide. On August 1, 1995, GSES completed an initial public offering of 1,500,000 shares of its common stock at $14 per share. As a result of the offering, the Company recognized a gain on issuance of stock by an affiliate of approximately $3,137,000 and at December 31, 1995, controls 26% of GSES.

The Company accounts for its investment in GSES on the equity basis. The Company's investment in GSES of approximately $8,944,000 as of December 31, 1995 is included in Investments and advances on the consolidated balance sheet, of which $5,476,000 represents the Company's percentage of underlying net assets and $3,468,000 represents goodwill. At December 31, 1995, the Company controls 1,125,000 shares of GSES with a market value of $16,172,000. The Company's share of GSES's income included in Investment and other income (expense), net is $1,237,000 in 1995.

Condensed financial information for GSES is as follows as of December 31, 1995 and for the year then ended (in thousands):

    Current assets                   $41,507
    Non current assets                 9,853
    Current liabilities               24,961
    Non current liabilities            5,783
    Stockholders' equity              20,616
    Revenue                           85,302
    Gross profit                      27,926
    Net income                         3,490

7. Inventories

Inventories, consisting of material, labor and overhead, are classified as follows (in thousands):

December 31,                          1995        1994
Raw materials                       $  580   $   1,973
Work in process                        219         462
Finished goods                      19,645      15,557
Land held for resale                             2,650
                                  $ 20,444    $ 20,642

8. Property, plant and equipment

Property, plant and equipment consists of the following
(in thousands):

December 31,                          1995        1994

Land                              $    173   $     173
Buildings and improvements           1,374       1,367
Machinery and equipment             11,072      16,357
Furniture and fixtures              13,878      14,650
Leasehold improvements               6,870       4,876
                                    33,367      37,423
Accumulated depreciation and
 amortization                      (24,374)    (22,843)
                                  $  8,993    $ 14,580

9. Short-term borrowings

Short-term borrowings are as follows (in thousands):

December 31,                          1995        1994

Line of Credit Agreement (a)      $ 14,593     $12,409
Revolving Loan and Line of Credit
 Arrangements (b)                                  920
Revolving Line of Credit
 Agreement (c)                                   7,631
Revolving Credit Agreement (d)       3,450      10,100
                                  $ 18,043    $ 31,060

(a) In April 1993, Five Star Group, Inc. (Five Star) and MXL Industries, Inc. (MXL) each entered into a revolving credit and term loan agreement (the "Five Star Loan Agreement" and "MXL Loan Agreement"), which was amended on October 23, 1995. The Five Star Loan Agreement provided for a $20,000,000 revolving credit facility (the "Five Star Revolving Credit Facility") and a $5,000,000 loan (the "Five Star Term Loan"). The Five Star Revolving Credit Facility is a three year committed facility which allows Five Star to borrow amounts up to 50% of Eligible Inventory (as defined) and 80% of Eligible Receivables (as defined) at an interest rate of 1% in excess of the prime rate.

At December 31, 1995, the interest rate was 9.5%.  As of December
31, 1995, $14,593,000 was borrowed under the Five Star Revolving
Credit Facility and Five Star had $282,000 available.

As of November 1, 1995, the Five Star Term Loan, which was $1,667,000 on October 30, 1995, was repaid in its entirety. The Five Star Revolving Credit Agreement is secured by all of the assets of Five Star and 1,359,375 shares of common stock of ISI and 1,062,500 shares of common stock of GP, which were contributed to Five Star in connection with the forgoing transactions.

The amended MXL Loan Agreement provides for a $1,500,000 revolving credit facility (the "MXL Revolving Credit Facility") and a $4,500,000 term loan, which was adjusted to a balance of $3,960,000 at November 1, 1995 (the "MXL Term Loan"). The MXL Revolving Credit Facility is a three year committed facility which allows MXL to borrow amounts equal to 25% of Eligible Inventory (as defined) and 80% of Eligible Receivables (as defined) at an interest rate of 1% in excess of the prime rate. As of December 31, 1995, there were no borrowings under the MXL Revolving Credit Facility and the balance of the MXL Term Loan was $3,713,000. MXL had $822,000 available under its Revolving Credit Facility at December 31, 1995. At December 31, 1995, under the terms of the revolving credit agreement, approximately $2,000,000 was available to the Company. The amended MXL Term Loan is repayable in 16 quarterly payments of approximately $247,500, which commenced on October 31, 1995. The MXL Term Loan bears interest at 1.375% in excess of the prime rate, and was 9.875% at December 31, 1995. The facilities are secured by all of the assets (other than certain equipment) of MXL and by 815,625 shares of common stock of ISI and 637,500 shares of common stock of GP, which were contributed to MXL in connection with the forgoing transactions.

The Five Star Revolving Credit Facility and Five Star Term Loan and the MXL Revolving Credit Agreement and MXL Term Loan are guaranteed by the Company. In April 1993, $4,196,000 of the proceeds from the original term loans were used to repay the balance of a revolving credit and term loan agreement entered into by the Company. The amended Agreements, among other things, limit the amount that Five Star and MXL may borrow from other sources, the amount and nature of certain expenditures, acquisitions and sales of assets, and the amount that Five Star and MXL can loan or dividend to the Company. Under the terms of the amended agreements, MXL is allowed to lend Five Star and the Company up to an additional $750,000 and $500,000, respectively. The agreements have several covenants, including provisions regarding working capital, tangible net worth, leverage and cash flow ratios.

(b) In August 1991, Eastern Electronics Manufacturing Corporation (Eastern) assigned the outstanding balance on its line of credit with a bank to a finance company, with whom Eastern entered into a Security Agreement. As part of management's plan to discontinue the operations of Eastern (See
Note 15), the balance was repaid and the facility cancelled in 1995.

(c) On February 9, 1993, Duratek entered into a $7,000,000 Revolving Line of Credit (the Line) and a $400,000 Loans to Facility (the Facility) for fixed asset purchases with a commercial bank. On June 11, 1993, the Line was increased to $7,750,000 and the Facility was increased to $750,000. In January 1995, Duratek used proceeds from the Carlyle financing (See Note 3) to retire amounts outstanding under the Line and as a result of the Company's ownership in Duratek falling below 50%, the Company currently accounts for its investment in Duratek on the equity basis.

(d) On August 31, 1994, GP entered into a $20,000,000 secured revolving credit agreement with a commercial bank. Borrowings under this agreement bore interest at the prime rate. This agreement contained certain covenants, which among other things, limited the amount and nature of certain expenditures and required GP to maintain certain financial ratios.

On April 7, 1995, the Company and GP entered into a new three year $20,000,000 secured revolving credit agreement with a commercial bank, and terminated the above credit agreement. Borrowings under the new credit agreement bear interest at the prime rate (8.5% at December 31, 1995) or 1.75% over LIBOR (7.43% at December 31, 1995), whichever rate is elected by GP. The new credit agreement is secured by the accounts receivable of GP and certain of its subsidiaries, and contains certain covenants which, among other things, limit the amount and nature of certain expenditures by GP, and requires GP to maintain certain financial ratios. At December 31, 1995, under the terms of the new credit agreement, approximately $2,000,000 was available to the Company. At December 31, 1995, $3,450,000 was borrowed under the new credit agreement and there were available borrowings of $16,550,000 under the agreement.

10. Accounts payable and accrued expenses

Accounts payable and accrued expenses are comprised of the following (in thousands):

December 31,                              1995       1994

Accounts payable                      $ 12,833   $ 15,371
Payroll and related costs                4,130      4,098
Interest                                   425      1,882
Other                                    3,477      6,607
                                      $ 20,865   $ 27,958
11. Long-term debt

   Long-term debt is comprised of the following (in thousands):

December 31,                              1995       1994

8% Swiss Bonds, due 2000 (a)           $ 2,365     $
5% Convertible Bonds due 1999 (c)        2,249      2,129
8% Swiss Bonds due 1995 (b)(d)             247      2,999
6% Convertible Swiss Bonds
 due 1995 (b)(e)                           494      4,036
5.75% Convertible Swiss Bonds
 due 1995 (e)                              104      2,014
5.625% Convertible Swiss Bonds
 due 1996 (f)                              538      1,716
7% Dual Currency Convertible Bonds
 due 1996 (f)                              615      2,391
12% Subordinated Debentures
 due 1997 (g)                            6,749      6,783
Term loan with banks (Note 9(a))         3,713      5,541
Senior Subordinated Debentures (h)         827        801
Notes payable in connection with
 settlement of litigation (i)              521        745

Term loan with bank (j)                  5,000
Equipment lease obligations (*)            510      2,058
                                        23,932     31,213
Less current maturities                  4,167     13,700
                                      $ 19,765   $ 17,513

(*) Secured by assets held under capital lease obligations.

(a) On June 28, 1995, the Company's Exchange Offer for certain issues of its outstanding indebtedness expired. The Company accepted for exchange Swiss Francs ("SFr") 1,299,000 of its 8% Swiss Bonds due March 1, 1995, SFr. 1,120,000 of its Convertible Swiss Bonds due March 7, 1995, SFr. 945,000 of its 5.75% Convertible Bonds due May 9, 1995, SFr. 795,000 of its 5.625% Convertible Bonds due March 18, 1996, and $1,212,000 of its 7% Dual Currency Bonds due March 18, 1996. In exchange for the forgoing bonds, the Company issued an aggregate of SFr. 3,604,000 of new 8% Swiss Bonds, due June 28, 2000 (the "New 8% Bonds") and paid $2,873,000 in cash. The New 8% Bonds were valued at

$2,340,000 (after an original issue discount of 25%). The principal and interest on the New 8% Bonds are payable either in cash or in shares of common stock of the Company, at the option of the Company.

As a result of the Exchange Offer, the Company reduced its long-term debt due in 1995 and 1996 by $4,824,000 and realized a loss of $393,000 on the Exchange Offer.

(b) On June 10, 1994, the Company commenced an Exchange Offer for up to 60% of its Swiss denominated 8% Bonds due March 1, 1995, 6% Convertible Bonds due March 7, 1995, 5.75% Convertible Bonds due May 9, 1995, 5.625% Convertible Bonds due March 18, 1996 and 7% Dual Currency Bonds due March 18, 1996, ("the Bonds"). The Company offered for exchange its Common Stock with a value of $1,000 for each $1,000 principal amount of the Bonds. In addition, the Company offered for exchange its Common Stock with a value of SFr. 1,000 for each SFr. 1,000 principal amount of the Bonds. Accrued interest on the Bonds accepted for exchange by the Company was paid in Common Stock of the Company. The purpose of the Exchange Offer was to reduce the Company's long-term indebtedness and related interest expense.

In July 1994, as a result of the Exchange Offer, the Company received an aggregate of SFr. 2,569,000 principal amount of its Swiss denominated bonds and $1,377,000 of its 7% Dual Currency Convertible Bonds. In addition, the Company completed four private transactions for SFr. 6,971,000 principal amount of its Swiss denominated bonds and $159,000 of its 7% Dual Currency Convertible Bonds.

As a result of the above transactions, the Company issued approximately 852,000 shares of its common stock and reduced its long-term debt by approximately $8,582,000.

(c) The Company commenced an Exchange Offer on July 12, 1993, for any and all of the Bonds. The purpose of the Exchange Offer was to reduce the Company's long-term indebtedness and related interest expense.

    The consideration offered by the Company for each SFr. 1,000 principal amount of the Bonds validly tendered and not withdrawn prior to the Expiration Date (August 19, 1993) was: a) 5% U.S. dollar denominated Convertible Bonds of the Company due August 31, 1999 (the "New 5% Bonds") in a principal amount of $130 and convertible into 8 shares of the Company's Common Stock ("Common Stock"), b) 14 shares of Common Stock, c) 26 shares of Common Stock of ISI (the "ISI Common Stock"), d) 26 shares of Common Stock of Duratek (the "Duratek Common Stock") and e) $43 in cash.

    The consideration offered by the Company for each $1,000 principal amount of the Bonds validly tendered and not withdrawn prior to the Expiration Date was: a) New 5% Bonds in a principal amount of $200 and convertible into 12 shares of Common Stock, b) 21 shares of Common Stock, c) 39 shares of ISI Common Stock, d) 39 shares of Duratek Common Stock and e) $60 in cash.

    On the Expiration Date the Company accepted the following amounts of Old Bonds for exchange: SFr. 3,640,000 of the 6% Bonds due March 7, 1995, SFr. 1,125,000 of the 5.75% Bonds due May 9, 1995, SFr. 2,765,000 of the 5.625% Bonds due March 18, 1996, SFr.
16,806,000 of the 8% Bonds due March 1, 1995 and $882,000 of the 7% Bonds due March 18, 1996. Under the terms of the Offer, which included all unpaid accrued interest thereon, the Company issued the following amounts of consideration to the exchanging bondholders: a) 346,397 shares of Common Stock, valued at $5,582,000, b) 667,134 shares of ISI Common Stock, valued at $2,536,000, c) 667,134 shares of Duratek Common Stock, valued at $2,536,000, d) $3,340,080 principal amount of New 5% Bonds which will be convertible into 191,959 shares of the Common Stock, and
e) $1,099,368 in cash. The Company recorded an original issue discount on the New 5% Bonds of 10%. At December 31, 1995, $2,309,000 of the New 5% Bonds were outstanding.

    As a result of the Exchange Offer, in 1993 the Company realized a gain of $3,795,000 from the issuance of the ISI and Duratek Common Stock, and an extraordinary gain from the early extinguishment of debt, before income tax effect, of $1,227,000.

(d) On December 20, 1989, as part of an Exchange offer for its Swiss Denominated Bonds, the Company issued: (a) SFr. 51,264,000 ($32,140,000) of its 8% Swiss Bonds due March 1, 1995, each in the principal amount of SFr. 3,000, (the New Bonds) of which SFr. 285,000 are outstanding at December 31, 1995, (b) 17,088 Reset Warrants, each of which entitled the holder to purchase 19 shares of the Company's common stock, at a price determined by formula, which were exercisable until March 1, 1995, (c) 17,088 Common Stock Warrants, each of which entitled the holder to acquire without further consideration shares of the Company's common stock with a market value of SFr. 250, which were exercisable until March 1, 1995, and (d) SFr. 750 in cash. During the first quarter of 1996 all the outstanding 8% Swiss Bonds plus accrued interest were fully redeemed for cash.

(e) On March 7, 1985, the Company issued, pursuant to a Swiss Public Bond Issue Agreement, 6% Convertible Bonds due March 7, 1995 representing an aggregate principal amount of SFr. 60,000,000, of which SFr. 570,000 were outstanding as of December 31, 1995. In addition, on May 9, 1985, the Company issued, pursuant to a second Swiss Public Bond Issue Agreement, 5.75%

Convertible Bonds due May 9, 1995, representing an aggregate principal amount of SFr. 50,000,000, of which SFr. 120,000 were outstanding as of December 31, 1995. In the first quarter of 1996, all the outstanding 6% and 5.75% Convertible Bonds, plus accrued interest were fully redeemed for cash.

(f) On March 18, 1986, the Company issued, pursuant to a third Swiss Public Bond Issue Agreement, 5.625% Convertible Bonds payable in 1996, representing an aggregate principal amount of SFr. 50,000,000, of which SFr. 620,000 are currently outstanding at December 31, 1995. Additionally, the Company issued 7% Dual Currency Convertible Bonds, payable in 1996, representing an aggregate principal amount of SFr. 25,000,000, but payable at maturity at the fixed amount of $15,000,000. The Dual Currency Bonds were issued as part of the Company's overall financing strategy, without any intent to either speculate in foreign exchange or to hedge any existing foreign currency exposure. In the first quarter of 1996, all the outstanding 5.625% Convertible Bonds and 7% Dual Currency Bonds were fully redeemed at maturity.

In addition to the bonds exchanged (see (a), (b) and (c) above), during 1995, 1994 and 1993 the Company repurchased a portion of each of the Swiss Public Bond Issues as well as Dual Currency Convertible Bonds. Extraordinary gains (losses) from the extinguishment of the Bonds in all such transactions (net of income taxes), amounted to $(79,000), zero and $1,819,000 in 1995, 1994 and 1993, respectively.

(g) During the third quarter of 1987, the Company issued $12,500,000 of Subordinated Debentures (Debentures) which mature in 1997. Each $100 principal amount Debenture was sold with warrants to purchase one share of the Company's common stock at a price of $74.00 per share. In connection with the terms of the Debentures, the Company is subject to certain covenants which limit the amount that may be used for the payment of dividends and for the purchase of the Company's outstanding equity securities (common or Class B). In September 1990, under the terms of an Indenture, the Debentures became exchangeable for the Company's Common Stock, for the remaining term of the Debentures, at a price of approximately $20.00 per share. In 1995 and 1994, zero and $35,000, respectively, of Debentures were converted into zero and 1,761 shares, respectively, of the Company's Common Stock. At December 31, 1995, the Debentures are convertible into approximately 339,000 shares of the Company's Common Stock. At December 31, 1995, the Company was precluded from paying dividends under the terms of the Debentures.

(h)In August 1994, GP, as a result of the acquisition of substantially all the assets of SGLG (See Note 2), issued $15 million of 6% Senior Subordinated Debentures, which have a carrying value of $11,173,000, net of a debt discount of $3,827,000. The debentures are unsecured and require payments of interest only on a quarterly basis through June 30, 1999, quarterly principal installments of $525,000 plus interest through June 30, 2004 and the balance of $4.5 million on June 30, 2004. The debentures are subordinated to borrowings under the line of credit agreement. At December 31, 1995, the carrying value of the debentures held by the Company was $10,346,000, which was eliminated in consolidation, and the remaining $827,000 of debentures were held by the minority shareholders of SGLG.

(i)In March 1987, the Company and Ryder International Corporation (Ryder) agreed to a settlement of litigation relating to the Company's CaridexR system. Under the terms of the settlement agreement, the Company agreed to pay Ryder amongst other things, $300,000 per year (in cash or common stock of the Company) for a ten year period commencing January 15, 1988, the present value of which is discounted at 10%, and included in long-term debt.

(j) On April 7, 1995, the Company entered into a $5,000,000 Term Loan Agreement with a bank, of which the Company received approximately $4,910,000 after closing fees. The interest rate is at the bank's prime rate of interest plus 2%. At December 31, 1995, the interest rate was 10.5%. The Term Loan is payable in sixteen consecutive quarterly installments, commencing on June 30, 1996. The first fifteen installments will be $250,000 and the last installment shall be $1,250,000. The Company has used a portion of the proceeds in July 1995 to repay and refinance certain of its Swiss denominated long-term debt due in 1995 and 1996. The Term Loan is secured by certain assets of the Company and requires the Company to meet certain financial covenants.

Aggregate annual maturities of long-term debt outstanding at December 31, 1995 for each of the next five years are as follows
(in thousands):

         1996                       $4,167
         1997                        9,269
         1998                        2,160
         1999                        4,158
         2000                        3,646

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

The Company has accounted for the issuance of the common stock as permanent equity to the extent of the proceeds of subsequent sales of stock by the recipients, and as temporary equity for the balance of the market value of the common stock issued. The Notes serve as a guarantee of the amounts which may be refundable to the recipients of the common stock under the Agreement. The Company's maximum repurchase or refund obligation under these Agreements as of December 31, 1994 aggregated $1,510,000. In 1995, the Company paid $900,000 and issued an additional 16,100 shares to the Noteholder, in exchange for the cancellation of the Note. At December 31, 1995, there was no common stock issued subject to repurchase obligation.

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

In the event that the accrued vested benefit exceeds the $7,500 payable limit as outlined in the Plan, payment will be deferred until a terminated vested participant reaches age 65 or elects early retirement, at age 60 or later. The pension expense amounted to $26,000, $31,000 and $377,000, for 1995, 1994 and
1993, respectively.

The following table sets forth the funded status of the plan and the amount recognized in the Company's Consolidated Balance
Sheets (in thousands):

December 31,                           1995     1994     1993

Actuarial present value of benefit
 plan obligations:
Accumulated benefit obligation (including
 vested benefits of $5,365,
 $4,436 and $4,838)                $ (5,890)$ (4,469) $(4,917)
Projected benefit obligation for
 service rendered to date          $ (5,890)$ (4,469) $(4,917)
Plan assets at fair value             4,353    3,405    3,528
Projected benefit obligation in
 excess of plan assets               (1,537)  (1,064)  (1,389)
Unrecognized net loss from past
 experience different
 from that assumed                      911               339
Minimum pension liability              (911)
Accrued pension cost included in
 accounts payable and accrued
 expenses in the consolidated
 balance sheets                     $(1,537) $(1,064) $(1,050)
The net periodic pension expense
 is as follows:
Service cost-benefits earned        $        $        $
Interest cost on projected benefit
 obligations                            420      360      341
Actual return on plan assets           (424)    (350)    (414)
Net amortization and deferral
 and other                               30       21      450
Net periodic pension expense        $    26  $    31  $   377

The Company's assumptions used as of December 31, 1995, 1994, and 1993 in determining the pension cost and pension cost liability shown above were as follows:
                                            Percent
                                       1995     1994     1993
Discount rate                          7.25     8.25      7.5
Long-term rate of return
 on assets                             10.0     10.0     10.0

Financial Accounting Standards Board Statement No. 87 (FASB No.
87) requires that a company record an additional minimum pension liability to the extent that a company's accumulated pension benefit obligation exceeds the fair value of pension plan assets and accrued pension liabilities. This additional minimum pension liability is offset by an intangible asset, not to exceed prior service costs of the pension plan. Amounts in excess of prior service costs are reflected as a reduction in stockholders' equity.

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

The Savings Plan is administered by a trustee appointed by the Board of Directors of the Company and all contributions are held by the trustee and invested at the participants' direction in various mutual funds. The expense associated with the Savings Plan was $223,000, $285,000 and $236,000 in 1995, 1994 and 1993,
respectively.

14. Income taxes

For U.S. Federal income tax purposes, a parent corporation with an 80% or greater equity interest in its subsidiary may file a consolidated tax return. Accordingly, the Company and its greater than 80% owned subsidiaries will file a consolidated Federal income tax return for the year ended December 31, 1995. The subsidiaries in which the Company has an equity ownership between 50% and 80%, are consolidated for financial reporting purposes, but file separate U.S. Federal income tax returns for the year ended December 31, 1995.

The components of pretax income (loss) are as follows (in thousands):

Years ended December 31,           1995      1994      1993

Continuing operations          $  5,819 $ (10,648) $ (7,424)
Discontinued operation           (2,941)   (2,574)     (947)

The components of income tax expense (benefit) from continuing operations are as follows (in thousands):
Years ended December 31,           1995      1994      1993

Current
 State and local                $   221    $  283   $   398
 Federal tax expense (benefit)       37                (973)
                                    258       283      (575)
Deferred
 State and local                    206        11
 Federal                          1,323       455
                                  1,529       466
                                $ 1,787    $  749   $  (575)

The difference between the provision for income taxes computed at the statutory rate and the reported amount of tax expense attributable to consolidated earnings from continuing operations is as follows at December 31, 1995:

    Federal income tax rate                 35.0%
    State and local taxes net
     of Federal benefit                      4.8
    Items not deductible -
     primarily amortization of goodwill     14.0
    Valuation allowance adjustment         (22.6)
    Other                                    (.5)
    Effective tax rate                      30.7%

The decrease in the valuation allowance in 1995 was attributable to various adjustments that affect the 1995 income tax provision as well as the deconsolidation of Duratek. The deconsolidation of Duratek resulted in a decrease in deferred tax assets and a corresponding decrease in the valuation allowance. Such adjustment had no effect on the 1995 income tax provision.

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

In 1995, the Company recorded an income tax expense of $1,787,000. The current income tax provision of $258,000 reflected above, represents the estimated taxes payable by the Company for the year ended December 31, 1995. The deferred income tax provision of $1,529,000 represents the deferred taxes of GP, the Company's 51% owned subsidiary.

As of December 31, 1995, the Company has approximately $23,204,000 of net operating loss carryovers consisting of $21,155,000 with respect to net operating losses generated from the Company's consolidated tax return and $2,049,000 generated by ADC as a separate tax filer for Federal income tax return purposes. These carryovers expire in the years 2001 through 2010. In addition, the Company has approximately $2,784,000 of available credit carryovers which expire in the years 1998 through 2003.

In 1993, the Company adopted Statement of Financial Accounting
Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109).
This statement requires that deferred income taxes be recorded following the liability method of accounting and adjusted periodically when income tax rates change.

The tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities that are included in the net deferred tax assets are summarized as follows:

December 31,                                 1995         1994
Deferred tax assets
Accounts receivable, principally due
 to allowance for doubtful accounts     $    799        $ 854
Investment in partially owned companies                 3,151
Inventory                                     57          406
Lawsuit settlements                          234          351
Accrued expenses                             929          310
Litigation accrual                                        535
Other accrued liabilities                     66          496
Net operating loss carryforwards           9,028        9,329
Investment tax credit carryforwards        2,784        2,784
Deferred tax assets                       13,897       18,216

Deferred tax liabilities
Property and equipment, principally due to
 differences in depreciation               1,274        1,650
Unamortized debt discount                                  65
Unrealized exchange gain                   1,139        1,555

State taxes                                               115
Prepaid expenses                             129          186
Unrealized marketable security gain        1,243
Investment in partially owned companies    1,918
Deferred tax liabilities                   5,703        3,571
Net deferred tax assets                    8,194       14,645
Less valuation allowance                  (8,248)     (13,170)
Net deferred tax asset (liability)       $   (54)     $ 1,475

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible. Management considers income taxes paid in the past three years and future taxable income in making this assessment. A full valuation allowance is appropriate for the Company and its greater than 80% owned subsidiaries included in the Company's consolidated Federal income tax return, based on the Company's recent history of annual net losses. As a result, effective December 31, 1995, the Company has deferred tax assets of approximately $13,897,000, deferred tax liabilities of $5,703,000 and a valuation allowance of approximately $8,248,000. The net deferred tax liability of $54,000 results from GP, which is not included in the Company's Federal income tax return.

15. Discontinued operation

In December 1994, the Company decided to sell its Eastern Electronics Manufacturing Corporation (Eastern) subsidiary, which was the only company in the Electronics segment. As a result of the decision to sell Eastern, the Company reflected Eastern as a discontinued operation. In 1994, the Company wrote down various assets to their estimated net realizable value and recorded a $100,000 reserve for the cost of discontinuing Eastern, totaling $1,570,000. The total loss for discontinued operation recognized in 1994 was $2,574,000, of which $1,789,000, which included an $800,000 write-down of inventories, was from operations and $785,000 was a loss on disposal, which was comprised of: (a) a $200,000 write-down of property and equipment; (b) a $485,000 write-off of goodwill relating to Eastern; (c) $100,000 for expected losses through the date of disposal. In 1995,the Company recognized an operating loss from discontinued operation of $2,941,000, of which $2,610,000 was incurred on the sale of inventory, write-offs of accounts receivable and sales of fixed assets. In addition, $331,000 in operating expenses were incurred during 1995. The Company sold or otherwise liquidated substantially all of Eastern's assets during 1995. It plans to sell its remaining fixed assets during the first six months of

1996, and to recover its current assets during 1996.

The consolidated statements of operations have been restated for all years presented to report the results of discontinued operations for Eastern separately from continuing operations and where applicable, related notes to the consolidated financial statements exclude the amounts for discontinued operations.

Assets and liabilities of Eastern included in the consolidated balance sheet at December 31, 1995 and 1994 were as follows (in thousands):
                              1995         1994
Current assets               $  250      $ 3,284
Current liabilities             120        1,247
Property and equipment          100        1,155

16. Common Stock, stock options, warrants and other shares reserved

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

The balance sheets at December 31, 1995 and 1994 and as well as the earnings (loss) per share for the years ended December 31, 1995, 1994 and 1993 have been restated to reflect the reverse split as if it had occurred on January 1, 1993.

(b) Under the Company's non-qualified stock option plan, employees and certain other parties may be granted options to purchase shares of common stock. The options may be granted at a price not less than 85% of the fair market value of the common stock on the date of grant and are exercisable over periods not exceeding ten years from the date of grant. Shares of common stock are also reserved for issuance pursuant to other agreements, as described below. Changes in options and warrants outstanding during 1993, 1994, and 1995, options and warrants exercisable and shares reserved for issuance at December 31, 1993, 1994, and 1995 are as follows:

                              Common Stock              Class B Capital Stock
Options and warrants      Price Range    Number          Price Range    Number
outstanding                 per share    of shares        per share  of shares
December 31, 1992    $9.00 -   24.00     1,145,401        $9.00        387,500
Granted              11.50 -   16.50         4,500
Exercised             9.00 -   20.60       (43,782)
Terminated            9.00 -   22.50       (11,760)
December 31, 1993     9.00 -   24.00     1,094,359         9.00        387,500
Granted
Exercised             9.00                 (10,774)
Terminated            9.00 -   18.00        (6,570)
December 31, 1994     9.00 -   24.00      1,077,015        9.00        387,500
Granted               8.375-    8.50        451,239        8.50        125,000
Exercised
Terminated            9.00 -   20.50      (651,182)
December 31, 1995     8.375-   24.00       877,072         8.50-9.00   512,500
Options and warrants
 exercisable

December 31, 1993     9.00    -24.00     1,079,420         9.00        387,500
December 31, 1994     9.00    -24.00     1,072,228         9.00        387,500
December 31, 1995     8.375-   24.00       770,685         8.50- 9.00  512,500
Shares reserved for
 issuance

December 31, 1993                        2,846,865                     387,500
December 31, 1994                        3,339,368                     387,500
December 31, 1995                        2,106,665                     512,500

At December 31, 1995, 1994, and 1993, options outstanding included 629,334, 504,334 and 504,334 shares for two officers who are principal shareholders of the Company.

Class B Capital stock aggregating 512,500, 387,500 and 387,500 shares at December 31, 1995, 1994, and 1993 were reserved for issuance to these same two officers.

The holders of common stock are entitled to one vote per share and the holders of Class B capital stock are entitled to ten votes per share on all matters without distinction between classes, except when approval of a majority of each class is required by statute. The Class B capital stock is convertible at any time, at the option of the holders of such stock, into shares of common stock on a share-for-share basis. Common shares reserved for issuance at December 31, 1995, 1994, and 1993 include 512,500, 387,500 and 387,500 shares, respectively in connection with Class B shares.

At December 31, 1995, 1994, and 1993, shares reserved for issuance were primarily related to shares reserved for options, warrants and the conversion of long-term debt.

17. Business segments

The operations of the Company consist of the following business segments:

Physical Science Group - products and services for the power industry, as well as for governmental agencies and industry in general; Distribution Group - wholesale distribution of home decorating, hardware and finishing products; Optical Plastics Group - the manufacture and distribution of coated and molded plastic products; Health Care Group - interferon research and production.

As a result of the Exchange Offer, (See Note 11(c)), ISI is currently accounted for on the equity basis. Therefore, its operating activities are reflected in the Health Care Group only through the completion of the Exchange Offer in 1993 (See Note
4).

The following tables set forth the revenues and operating results attributable to each line of business and include a reconciliation of the groups' revenues to consolidated revenues and operating results to consolidated income (loss) from operations before income taxes, discontinued operation and extraordinary item for the periods presented (in thousands):

Years ended December 31,        1995       1994       1993

Revenues
Physical Science            $111,804   $119,341   $103,152
Distribution                  66,229     76,746     74,974
Optical Plastics              11,103      9,426      7,952
Health Care                                          1,533
Other                          1,579      2,649        989
                             190,715    208,162    188,600
Investment and other
 income (expense), net        (4,201)    (5,196)       625
Total revenues              $186,154   $202,966   $189,225

Operating results
Physical Science            $  5,883   $  5,053   $    500
Distribution                   1,374      1,484      1,948
Optical Plastics               2,661      2,227      1,378
Health Care                                         (4,431)
Other                         (4,099)    (1,854)      (587)
Total operating profit (loss)  5,819      6,910     (1,192)
Interest expense              (5,019)    (6,458)    (8,199)
Indirect administrative
 expenses, net of gains or
 losses from dispositions of
 investments, minority interests,
 foreign currency exchange
 gains or losses, and other
 revenue                       5,019    (11,100)     1,967
Income (loss) from operations
 before income taxes,
 discontinued operation
 and extraordinary item     $  5,819  $ (10,648) $  (7,424)

Operating profits represent gross revenues less operating expenses. In computing operating profits, none of the following items have been added or deducted; general corporate expenses, foreign currency transaction gains and losses, investment income and interest expense.

For the years ended December 31, 1995, 1994 and 1993, sales to the United States government and its agencies represented approximately 31%, 23% and 17%, respectively, of sales.

Additional information relating to the Company's business segments is as follows (in thousands):

December 31,                    1995       1994       1993

Identifiable assets
Physical Science            $ 82,022   $104 572  $  74,551
Distribution                  44,400     42,879     34,255
Optical Plastics              12,267     11,552      7,129
Corporate and other           12,681     12,104     44,121
Assets relating to
 discontinued operation          350      4,439      6,001
                            $151,720   $175,546   $166,057

Years ended December 31,        1995       1994       1993

Additions to property,
 plant, and equipment, net
Physical Science            $  1,555   $  2,599   $  1,360
Distribution                     352      1,336        557
Optical Plastics                 565        189         41
Corporate and other               39         62         89
Discontinued operation, net     (505)      (180)        30
                            $  2,006   $  4,006   $  2,077

Years ended December 31,        1995       1994       1993

Depreciation and amortization
Physical Science            $  1,785   $  3,523  $   2,193
Distribution                   1,069      1,000        710
Optical Plastics                 788        839        876
Health Care                                            552
Corporate and other              674        503        800
Discontinued operation                      198        165
                             $ 4,316    $ 6,063  $   5,296

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

The estimated fair value for the Company's major long-term debt components are as follows (in thousands):

                                    December 31, 1995       December 31, 1994
                                   Carrying Estimated       Carrying Estimated
                                    amount fair value       amount fair value

8% Swiss Bonds due 2000              $2,365   $1,987        $         $
Swiss Bonds                           1,383    1,176         10,765     9,537
5% Convertible Bonds                  2,249    2,092          2,129     1,980
7% Dual Currency
 Convertible Bonds                      615      553          2,391     1,769
12% Subordinated
 Debentures                           6,749    4,859          6,783     3,052
Other long-term debt                 10,571   10,571          9,145     9,145

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

19.  Accounting for certain investments in debt and equity
     Securities

     As of January 1, 1994 the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). The Company's marketable securities consist of corporate equity securities which are included in both Marketable securities and Investments and advances on the consolidated balance sheet. Under SFAS No. 115, the Company classifies these equity securities as either trading or available-for-sale and records the securities at their fair value. Trading securities are held principally for the purpose of selling them in the near term. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized.

     A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. In 1995, the Company recognized a permanent impairment in one of its available-for-sale securities, and recorded a loss of $785,000, which is included in Investment and other income (expense), net.

     Realized gains and losses for securities classified as available-for-sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

     Marketable securities at December 31, 1995 consists of 250,000 shares of Duratek common stock, which were transferred from long-term investments to trading securities, during 1995 resulting in the recognition of a $3,183,000 gain on the transfer.

     The gross unrealized holding losses and fair value for available-for-sale securities were as follows (in thousands):

                                      Gross
                                    Unrealized
                       Cost       Holding Losses                Fair Value

Available-for-sale:
Equity Securities

December 31, 1995    $2,210            $(1,440)                 $  770
December 31, 1994     9,186             (1,783)                  7,403


    The gains and losses realized on available-for-sale securities sold were as follows (in thousands):

                                      Sales                    Realized
                        Cost       Proceeds                 gain (loss)
December 31, 1994:
Realized loss         $1,850         $1,514                    $ (336)
Realized gain            461          1,260                       799
Net realized
 gain                 $2,311         $2,774                    $  463

The Company did not realize any gains or losses on available-for-sale securities for the year ended December 31, 1995.

20. Recent accounting developments

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Statement 121 requires the Company to estimate the future cash flows expected to result from the use and eventual disposition of its property, plant and equipment and other long lived assets, and if the sum of such cash flows is less than the carrying amount of these assets, to recognize an impairment loss to the extent, if any, that the carrying amount of the assets exceeds their fair values. The Company believes that expected future cash flows derived from these assets will be at least equal to their carrying values, and that no impairment loss will be indicated.

In December 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), effective for years beginning after December 15, 1995. Under SFAS 123, the Company may elect either a "fair value" based method or the current "intrinsic value" based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," for its stock-based compensation arrangements. Under the "intrinsic value" based method, the

Company will be required to disclose in the footnotes to the consolidated financial statements net income and earnings per share computed under the "fair value" based method. The Company has elected to continue accounting for stock-based compensation arrangements using the "intrinsic value" based method; therefore, the adoption of SFAS 123 will not impact the Company's results of operations or financial condition.

21. Commitments and contingencies

(a) The Company has several noncancellable leases which cover real property, machinery and equipment and certain manufacturing facilities. Such leases expire at various dates with, in some cases, options to extend their terms.

Minimum rentals under long-term operating leases are as follows
(in thousands):
                                Real   Machinery &
                             property    equipment     Total
1996                          $ 3,941      $ 1,026   $ 4,967
1997                            3,451          877     4,328
1998                            2,746          852     3,598
1999                            2,267          851     3,118
2000                            2,217          237     2,454
After 2000                      2,981           49     3,030
Total                         $17,603       $3,892   $21,495

Several of the leases contain provisions for rent escalation based primarily on increases in real estate taxes and operating costs incurred by the lessor. Rent expense for real and personal property was approximately $5,598,000, $8,115,000 and $7,792,000 for 1995, 1994 and 1993, respectively.

(b) In February 1986, Duratek completed its initial public offering of common stock. In connection with Duratek's public offering, the Company issued to certain officers of Duratek and the Company 358,609 options for the purchase of Duratek common stock owned by the Company at a price equal to the greater of (a) $1.75 per share or (b) the net book value per share of Duratek's common stock as of the end of the most recently completed fiscal quarter which ends not less than 60 days before the date of exercise of such option. In 1991, an additional 270,000 options for the purchase of Duratek common stock owned by the Company at a price of $1.90 per share were issued to certain employees and officers of the Company. Through December 31, 1995, 44,600 options under the plan were exercised, 57,500 were cancelled, and at December 31, 1995, 465,750 options are currently exercisable. At December 31, 1995, the Company owned approximately 31% of Duratek (See Note 3).

(c) The Company is party to several lawsuits and claims incidental to its business, including claims regarding environmental matters, one of which is in the early stages of investigation. It is not possible at the present time to estimate the ultimate legal and financial liability, if any, of the Company in respect to such litigation and claims; however, management believes that the ultimate liability, if any, will not have a material adverse effect on the Company's consolidated financial statements.

National Patent                                   Supplementary Data
Development Corporation
and Subsidiaries

SELECTED QUARTERLY FINANCIAL DATA
(unaudited)                                                      (in thousands, except per share data)
                                                three months ended

                     March 31,June 30, Sept. 30,Dec. 31,March 31,June 30, Sept. 30,Dec. 31,
                       1995    1995      1995    1995     1994    1994      1994     1994
Sales                 $46,552 $48,416   $47,551 $42,506  $44,530 $51,430   $51,653  $57,161
Gross margin            7,270   7,832     8,107   5,113    8,012   9,514     7,911    7,122
Income (loss) before
 discontinued operation
 and extraordinary
 item                     946    (910)    3,081     915   (2,217) (2,059)   (2,174)  (4,947)
Net income (loss)         447  (1,542)    1,979     128   (2,460) (2,343)   (2,424)  (6,744)

Earnings (loss) per share: *

Before discontinued
 operation and
 extraordinary item       .15    (.14)      .45     .14     (.46)   (.42)     (.38)    (.84)
Net income (loss)         .07    (.23)      .29     .02     (.51)   (.47)     (.42)   (1.17)


*     All periods have been restated to reflect the effect of the one-for-four reverse stock split.

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

PART III


Item 10.     Directors and Executive Officers of the Registrant

   Information with respect to the directors of the Company is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this Report.

Item 11.     Executive Compensation

   Information with respect Executive Compensation is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this Report.

Item 12.     Security Ownership of Certain Beneficial Owners and
             Management

   Information with respect to Security Ownership of Certain Beneficial Owners is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this Report.

Item 13.     Certain Relationships and Related Transactions

   Information with respect to Certain Relationships and Related Transactions is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this Report.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

 (a)(1)   The following financial statements are included in Part
          II, Item 8. Financial Statements and Supplementary
          Data:

          FINANCIAL STATEMENTS OF NATIONAL PATENT DEVELOPMENT
          CORPORATION AND SUBSIDIARIES:

                                                            Page

          Independent Auditors' Report                      38

          Financial Statements:

          Consolidated Balance Sheets -
           December 31, 1995 and 1994                       39


          Consolidated Statements of
           Operations - Years ended
           December 31, 1995, 1994 and 1993                 41

          Consolidated Statements of Changes in
           Stockholders' Equity - Years ended
           December 31, 1995, 1994 and 1993                 43

          Consolidated Statements of Cash
           Flows - Years ended December 31,
           1995, 1994 and 1993                              45

          Notes to Consolidated Financial
           Statements                                       48

          FINANCIAL STATEMENTS OF GSE SYSTEMS, INC.:        *

          GSE SYSTEMS, INC. AND SUBSIDIARIES:               *

          Report of Independent Accountants                 *

          Consolidated Balance Sheets as of
           December 31, 1994 and 1995                       *

          Consolidated Statements of Operations for the
           period April 14, 1994 through December 31,
           1994 and for the year ended December 31,
           1995                                             *

          Consolidated Statements of Stockholders' Equity
           (Deficit) for the period April 14, 1994
           through December 31, 1994 and for the year
           ended December 31, 1995                     *

          Consolidated Statements of Cash Flows for the
           period April 14, 1994 through December 31,
           1994 and for the year ended December 31, 1995    *

          Notes to Consolidated Financial Statements        *

          SIMULATION SYSTEMS & SERVICES TECHNOLOGIES
          COMPANY AND MSHI, INC.:                           *

          Report of Independent Accountants                 *

          Consolidated Statements of Operations for
           the eight months ended August 31, 1993,
           for the four months ended December 31, 1993,
           and for the period January 1, 1994 through
           April 13, 1994                                   *

          Consolidated Statements of Stockholder's Equity
           for the eight months ended August 31, 1993,
           for the four months ended December 31, 1993
           and for the period January 1, 1994 through
           April 13, 1994                                   *

          ___________

          * Incorporated herein by reference to Exhibit 99 to the Annual Report on Form 10-K of National Patent
            Development Corporation for the year ended December
            31, 1995.

          Consolidated Statements of Cash Flows for the
           eight months ended August 31, 1993, for the
           four months ended December 31, 1993 and for
           the period January 1, 1994 though April 13,
           1994                                             *

          Notes to Consolidated Financial Statements        *

          GP INTERNATIONAL ENGINEERING & SIMULATION, INC.:  *

          Report of Independent Accountants                 *

          Statements of Operations for the year ended
           December 31, 1993 and for the period
           January 1, 1994 through April 13, 1994      *

          Statements of Stockholder's Equity (Deficit) for
           the year ended December 31, 1993 and for the
           period January 1, 1994 through April 13, 1994    *

          Statements of Cash Flows for the year ended
           December 31, 1993 and for the period
           January 1, 1994 through April 13, 1994      *

          Notes to Consolidated Financial Statements        *

          EUROSIM AB:                                       *

          Report of Independent Accountants                 *

          Statements of Operations for the year ended
           December 31, 1993 and for the period
           January 1, 1994 through April 13, 1994      *

          Statements of Stockholder's Equity for the
           year ended December 31, 1993 and for the
           period January 1, 1994 through April 13, 1994    *

          Statements of Cash Flows for the year ended
           December 31, 1993 and for the period
           January 1, 1994 through April 13, 1994      *

          Notes to Financial Statements                     *

          __________

          * Incorporated herein by reference to Exhibit 99 to the Annual Report on Form 10-K of National Patent
            Development Corporation for the year ended December
            31, 1995.

 (a)(2) Financial Statement Schedules - will be filed by amendment.

 (a)(3)   Exhibits

          Consent of KPMG Peat Marwick LLP, Independent
          Auditors.

          Consent of Coopers & Lybrand, L.L.P., Independent
          Accountants.

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

                              NATIONAL PATENT DEVELOPMENT
                              CORPORATION


                               BY:  Jerome I. Feldman,
                                   President and Chief
                                   Executive Officer

Dated: March 29, 1996


  Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

     Signatures                    Title



Jerome I. Feldman                  President, Chief Executive
                                   Officer and Director
                                   (Principal Executive Officer)


Martin M. Pollak                   Executive Vice President
                                   and Treasurer and Director


Scott N. Greenberg                 Vice President and Chief
                                   Financial Officer and
                                   Director
                                   (Principal Financial and
                                   Accounting Officer)


Ogden R. Reid                      Director



Dated:  March 29, 1996

                            INDEX TO EXHIBITS

          The following is a list of all exhibits filed as part of this Report.


                                                  SEQUENTIAL
EXHIBIT NO.              DOCUMENT                 PAGE NO.


3.1            Amended Restated Certificate of
               Incorporation of the Registrant
               filed on October 5, 1995.
               Incorporated herein by reference
               to Exhibit 3 of the Registrant's
               Form 10-Q for the third quarter
               ended September 30, 1995.

3.2            Amended By-Laws of the Registrant.
               Incorporated by reference to Exhibit
               3(ii) of the Registrants Form 10-Q
               for the first quarter ended March
               31, 1995.  On Form 10-K for the year
               ended December 31, 1986.

10.1           1973 Non-Qualified Stock Option Plan of
               the Registrant, as amended. Incorporated herein by reference to Exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992.

10.2           Swiss Public Bond Issue Agreement dated
               as of February 8, 1985 between the Regis-trant and a consortium of Swiss banks.
               Incorporated by reference to the Regis-
               trant's Form 8-K filed on March 8, 1985.

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

                                (i)

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

10.8           Amendment dated October 23, 1995 to the Loan
               Agreement dated April 29, 1993 between Five
               Star Group, Inc. and NatWest Bank N.A.
               Incorporated herein by reference to Exhibit
               10.1 of the Registrant's Form 10-Q for the third quarter ended September 30, 1995.

10.9 Amendment and Supplement dated October 23, 1995 to the Loan Agreement dated April 29, 1993 between MXL Industries, Inc. and
               NatWest Bank N.A. Incorporated herein by reference to Exhibit 10.2 of the Registrant's Form 10-Q for the third quarter ended September 30, 1995.

10.10          Stock Purchase Agreement dated as of
               January 24, 1995 among Carlyle Partners
               II, L.P., Carlyle International
               Partners III, L.P., C/S International
               Partners, Carlyle-GTSD Partners, L.P.,
               Carlyle-GTSD Partners II, L.P. and GTS

                                  (ii)

               Duratek, Inc. and the Registrant.
               Incorporated herein by reference to
               Exhibit 4.1 to the Registrants Form
               8-K dated January 24, 1995.

10.11          Stockholders Agreement dated as of
               January 24, 1995 by and among GTS
               Duratek, Inc., Carlyle Partners II,
               L.P., Carlyle International Partners
               III, L.P., C/S International Partners,
               Carlyle-GTS Partners, L.P., and the
               Registrant. Incorporated herein by
               reference to Exhibit 4.2 to the
               Registrants Form 8-K dated January
               24, 1995.

10.12          Registration Rights Agreement dated
               as of January 24, 1995 by and among
               GTS Duratek, Inc., Carlyle Partners
               II, L.P., Carlyle International
               Partners III, L.P., C/S International
               Partners, Carlyle-GTS Partners, L.P.,
               and the Registrant. Incorporated
               herein by reference to Exhibit 4.3 to
               the Registrants Form 8-K dated January
               24, 1995.

13             Not Applicable

18             Not Applicable

19             Not Applicable

21             Subsidiaries of the Registrant*

22             Not Applicable

23             Consent of KPMG Peat Marwick LLP, Independent
               Auditors*

23.1           Consent of Coopers & Lybrand L.L.P., Independent
               Accountants*

27             Not Applicable

28             Not Applicable

99 Financial Statements of GSE Systems, Inc. and predecessor companies contained in Item 8 of the Annual Report on Form 10-K of GSE Systems, Inc.

                                     (iii)
               for the year ended December 31, 1995.
               Incorporated by reference to Item 8 of the Annual
               Report on Form 10-K of GSE Systems, Inc. for the year ended December 31, 1995.






* Filed herewith.
                                           (iv)