Form 10-K/A
period 1995-12-31
NATIONAL PATENT DEVELOPMENT CORP
filed 1996-04-29
CIK 70415

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

  (a)(2)   Financial Statement Schedules

          Schedule I - Condensed Financial Information of
          Registrant                                        i

          Schedule II - Valuation and Qualifying Accounts   x

          Independent Auditors' Report                      xi

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

Dated: April 26, 1996

                  NATIONAL PATENT DEVELOPMENT CORPORATION

                                SCHEDULE I

               CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          CONDENSED BALANCE SHEET

                              (in thousands)



 ASSETS

Current assets                                December 31,
                                             1995      1994
                                                       (a)
Cash and cash equivalents                $  5,950  $  9,165
Marketable securities                       3,563

Accounts and other receivables              2,536       903

Inventories                                    72     2,747

Prepaid expenses and other current assets     435       937

Total current assets                       12,556    13,752

Investments in subsidiaries                64,409    69,235

Note receivable from subsidiary            10,346    10,012

Other investments and advances             12,508     7,253

Property, plant and equipment, at cost      4,718     4,684
Less accumulated depreciation              (4,640)   (4,540)
                                               78       144

Intangible assets, net of amortization        725       772

Other assets                                2,690     1,877
                                         $103,312  $103,045



(a) The December 31, 1994 Balance Sheet has been restated for comparative purposes.

    See accompanying notes to the condensed financial statements.

                   NATIONAL PATENT DEVELOPMENT CORPORATION

                              (in thousands)


           LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 December 31,
Current liabilities                             1995      1994

Current maturities of long-term debt        $  2,996  $  9,275
Accounts payable and accrued expenses          2,976     3,526

Total current liabilities                      5,972    12,801

Long-term debt, less current maturities       15,886    13,539

Amounts due subsidiaries, net                 10,456    10,030

Commitments and contingencies

Common stock issued subject to
 repurchase obligation                                   1,510

Stockholders' equity *

Preferred stock
Common stock                                      68        60
Class B capital stock                              1         1
Capital in excess of par value               125,419   120,038
Deficit                                      (52,139)  (53,151)
Net unrealized loss on available-for-
- -sale securities                              (1,440)   (1,783)
Minimum pension liability adjustment            (911)

Total stockholders' equity                    70,998    65,165
                                            $103,312  $103,045


* Stockholders' equity has been restated to reflect the effect of the one for four reverse stock split, which was effective on October 6, 1995.

   See accompanying notes to the condensed financial statements.

                  NATIONAL PATENT DEVELOPMENT CORPORATION

                     CONDENSED STATEMENT OF OPERATIONS

                   (in thousands, except per share data)


                                        Year ended December 31,
                                        1995      1994     1993
Revenues
Sales                                $ 1,024   $   812  $   945
Investment and other income
   (expense), net                       (744)   (3,899)   1,388
                                         280    (3,087)   2,333
Costs and expenses

Cost of goods sold                       582       586      573
  Selling, general and administrative  7,511     6,847    8,294
  Research and development               388       431      326
  Interest                             2,511     4,086    6,414
                                      10,992    11,950   15,607
Gain on disposition of stock of
 a subsidiary and an affiliate         3,768              3,795

Gain on issuance of stock of
 a subsidiary and an affiliate         2,055              1,353
Unrealized gain on transfer from
 long-term investments to trading
 securities                            3,183
Equity in earnings of subsidiaries
 (including $3,857 of gain on issuance
 of stock by an affiliate in 1995)     5,903     3,640      234
Income (loss) before income taxes,
 discontinued operation and
 extraordinary item                    4,197   (11,397)  (7,892)
Income tax (expense) benefit            (165)             1,043
Income (loss) before discontinued
 operation and extraordinary item      4,032   (11,397)  (6,849)

Discontinued operation
Loss from discontinued operation      (2,941)   (2,574)    (947)
Income (loss) before
 extraordinary item                    1,091   (13,971)  (7,796)

                   NATIONAL PATENT DEVELOPMENT CORPORATION

                   (in thousands, except per share data)



                                      Year ended December 31,
                                        1995      1994     1993

Extraordinary item
Extinguishment of debt, net of
 income tax expense                      (79)             1,819
Net income (loss)                    $ 1,012  $(13,971) $(5,977)

Income (loss) per share  *
Income (loss) before discontinued
 operation and extraordinary item    $   .60  $  (2.10) $ (1.60)

Discontinued operation                  (.44)     (.47)    (.22)
Extraordinary item                      (.01)               .42
Net income (loss) per share          $   .15  $  (2.57) $ (1.40)





* All periods have been restated to reflect the effect of the one for four reverse stock split, which was effective on October 6, 1995.



  See accompanying notes to the condensed financialstatements.

                   NATIONAL PATENT DEVELOPMENT CORPORATION

                     CONDENSED STATEMENT OF CASH FLOWS

                              (in thousands)

                                       Year ended December 31,
                                        1995      1994     1993

Cash flows from operations:

Net income (loss)                     $ 1,012 $(13,971) $(5,977)
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
 Depreciation and amortization           208       392      798
 Equity in earnings of subsidiaries   (5,903)   (3,640)    (234)
 Provision for discontinued operation  2,460     1,570
 Share of loss of discontinued
  operation                              481     1,004      947
 Income tax benefit allocated to
  continuing operations                                  (1,043)
 Gain on disposition of stock of
  a subsidiary and an affiliate       (3,768)            (3,795)
 Gain on issuance of stock of
  a subsidiary and an affiliate       (2,055)            (1,353)
 Unrealized gain on transfer from
  long-term investments to trading
  securities                          (3,183)
 Extinguishment of debt, net
 of income tax                            79             (1,819)
 Changes in other operating items     (2,010)      994    1,662
 Net cash used for operations        (12,679)  (13,651) (10,814)

Cash flows from investing activities:
Proceeds from sale of stock of
 a subsidiary                          7,051
Additions to property, plant
 & equipment                             (34)      (29)     (22)
Additions to intangible assets            (6)      (37)     477
Reduction of investments and
 other assets, net                     3,052    11,473   13,841
Net cash provided by investing
 activities                           10,063    11,407   14,296

                  NATIONAL PATENT DEVELOPMENT CORPORATION

                     CONDENSED STATEMENT OF CASH FLOWS

                              (in thousands)

                                         Year ended December 31,
                                         1995      1994     1993

Cash flows from financing activities:

Net repayments of short-term
 borrowings                            $         $     $ (4,379)
Decrease in restricted cash                                 270
Reduction of long-term debt           (5,753)     (295)  (3,450)
Proceeds from issuance of
 common stock                            244       188      198
Exercise of common stock options
 and warrants                                       99      413
Proceeds from issuance of
 long-term debt                        4,910     2,359

Net cash provided by (used
 for) financing activities              (599)    2,351   (6,948)

Net(decrease) increase in
 cash and cash equivalents            (3,215)      107   (3,466)
Cash and cash equivalents
 at beginning of year                  9,165     9,058   12,524
Cash and cash equivalents at
 end of year                         $ 5,950   $ 9,165  $ 9,058
























                                     -12

                  NATIONAL PATENT DEVELOPMENT CORPORATION

               CONDENSED STATEMENT OF CASH FLOWS (Continued)

                   (in thousands, except per share data)



                                         Year ended December 31,
                                         1995     1994     1993


Supplemental disclosures of cash flow information:

Cash paid during the year for:
  Interest                             $   813  $ 1,009  $ 2,375
  Income taxes                         $    98  $    42  $    44

Supplemental schedule of noncash transactions:

Additions to other assets and
 prepaid expenses                          625      100      179
Reduction of accrued interest
 payable                                          1,045      607
Reduction of debt                        6,250    9,167   21,900
Reduction of accounts payable                       267
Increase in accrued pension
 liability                                (911)
Issuances of common stock               (4,535) (10,579)  (8,981)
Issuance of long-term debt              (2,340)           (3,006)
Common stock issued subject to
 repurchase obligation                                    (4,242)
Gain on disposition of stock
 of a subsidiary and an affiliate                         (3,795)
Gain on exchange of debt,
 before income tax effect                                 (2,662)
Minimum pension liability
 adjustment                                911




    See accompanying notes to the condensed financial statements.

                   NATIONAL PATENT DEVELOPMENT CORPORATION

                  NOTES TO CONDENSED FINANCIAL STATEMENTS

1.     INVENTORIES

       Inventories are valued at the lower cost or market, principally using the first-in, first-out (FIFO) method of costing. Inventories consisting of material, labor, and overhead are classified as follows (in thousands):

                                             December 31,
                                         1995         1994
       Raw materials                  $   40       $   50
       Work in process                                  1
       Finished goods                     32           46
       Land for resale                              2,650
                                      $   72       $2,747

2.     LONG-TERM DEBT

       Long-term debt consists of the following (in thousands):

                                             December 31,
                                         1995         1994
       8% Swiss Bonds due 2000       $ 2,365      $
       5% Convertible Bonds            2,249        2,129
       8% Swiss Bonds                    247        2,999
       Old Swiss convertible bonds     1,751       10,158
       12% Subordinated debentures     6,749        6,783
       Term loan with bank             5,000
       Notes payable in connection
        with settlements of litigation   521          745
                                      18,882       22,814
       Less current maturities         2,996        9,275
                                     $15,886      $13,539

Aggregate annual maturities of long-term debt outstanding at December 31, 1995 for each of the next five years are as follows
(in thousands):

               1996                  2,996
               1997                  8,021
               1998                  1,000
               1999                  3,249
               2000                  3,365

     See Note 11 of the Notes to Consolidated Financial Statements for additional information with respect to the Company's long-term debt.

                  NATIONAL PATENT DEVELOPMENT CORPORATION

3.    COMMITMENTS AND CONTINGENCIES

The Company has several noncancellable leases which cover real property and machinery and equipment. Such leases expire at various dates with, in some cases, options to extend their terms.

Minimum rentals under long-term operating leases are as follows
(in thousands):

                         Real     Machinery &
                        property   equipment      Total
            1996       $  636     $    92         $  728
            1997          636          76            712
            1998          656          49            705
            1999          656          36            692
            2000          656          20            676
            After 2000  1,312                      1,312
            Total      $4,552       $ 273         $4,825

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

         NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                SCHEDULE II


Valuation and qualifying accounts (in thousands)

                                     Additions
                         Balance at  Charged to               Balance at
                          Beginning    Costs &                Close of
                          of Period   Expenses Deductions(a)  Period

Year ended December 31,
 1995:

 Allowance for doubtful
  accounts                $2,092      $2,077       $1,103     $3,066

Year ended December 31,
 1994:

 Allowance for doubtful
  accounts                $1,689      $1,733       $1,330     $2,092

Year ended December 31,
 1993:

 Allowance for doubtful
  accounts                 1,581       1,077          969      1,689




(a) Write-off of uncollectible accounts, net of recoveries.

                        INDEPENDENT AUDITORS' REPORT





The Board of Directors and Stockholders
National Patent Development Corporation

Under date of March 28, 1996, we reported on the consolidated balance sheet of National Patent Development Corporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1995, as contained in the annual report on Form 10-K for the year ended 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                           KPMG Peat Marwick LLP


New York, New York
March 28, 1996