Form 10-K/A
period 1995-12-31
NATIONAL PATENT DEVELOPMENT CORP
filed 1996-05-10
CIK 70415

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

In 1995, income before income taxes, discontinued operation and extraordinary item was $5,819,000 as compared to a loss of $10,648,000 in 1994. The improvement in operations is due to several factors. In the first and fourth quarters of 1995, the Company sold 1,667,000 and 500,000 shares, respectively of Duratek common stock, resulting in the recognition of a $3,768,000 gain. As a result of the first sale of the Duratek common stock, the Company's ownership in Duratek fell below 50%, and commencing in January 1995, the Company accounted for its investment in Duratek, which totaled $4,121,000 at December 31, 1995, on the equity basis (see Note 3 to the consolidated financial statements). In addition, the Company recorded an unrealized gain totaling $3,183,000 on the transfer of 250,000 shares of Duratek common stock from long-term investments to trading securities. During the third quarter of 1995, the Company realized a $5,912,000 gain as a result of the issuance of common stock by Interferon Sciences, Inc. (ISI), a 22% owned affiliate, and the initial public offering by GSE Systems, Inc.(GSES), a 26% controlled affiliate. The $5,912,000 gain was comprised of a $3,137,000 gain realized primarily on the issuance of 1,725,000 shares of common stock (including the over-allotment option) at $14.00 per share by GSES in July 1995 and a $2,775,000 gain realized primarily as a result of the issuance of 12,000,000 shares of common stock by ISI at $1.20 per share in August and September 1995. The Company also realized Investment and other income, net of $1,129,000 in 1995 compared to a net expense of
                             26

$1,808,000 in 1994. The improvement is due to several factors including a foreign currency transaction loss of $1,066,000 in 1995 compared to a foreign currency transaction loss of $2,124,000 realized in 1994, related to the Company's decision not to hedge its Swiss denominated debt, and reduced losses incurred on investments in 20% to 50% owned affiliates. These improvements were partially offset by a $785,000 loss recognized due to the permanent impairment of an available-for-sale security. In 1995, the Company also incurred reduced interest expense as a result of reduced long-term debt at the corporate level. Operating profits improved for the year ended December 31, 1995 within the Optical Plastics and Physical Science Groups, and decreased marginally within the Distribution Group and within American Drug Company, the Company's 54% owned subsidiary, which is not part of an operating segment. The Optical Plastics Group, which is MXL Industries,Inc. (MXL), the Company's injection molding and coating subsidiary, generated increased operating profits due to both increased sales and gross margin percentage. The Physical Science Group, which is primarily General Physics Corporation (GP), a 51% owned subsidiary, experienced improved operating results due to the results of GP being included in the consolidated results of operations for the full year(see Note 2 to the consolidated financial statements). GP provides a wide range of training, engineering, environmental and technical support services to commercial nuclear and fossil power utilities, the United States Departments of Defense and Energy, Fortune 500 companies and other commercial and governmental customers. The Distribution Group, which is the Five Star Group, Inc. (Five Star), the Company's distributor of home decorating, hardware and finishing products, had marginally reduced operating profits due to reduced sales and the related gross margin, offset by significantly reduced operating costs.

In 1994, the loss before income taxes, discontinued operation and extraordinary item was $10,648,000, as compared to a loss of $7,424,000 in 1993. The increase in the loss was due to several factors. Investment and other income (expense), net, decreased from $3,379,000 in 1993 to a loss of $1,808,000 in 1994. The
$5,187,000 reduction is due to a foreign currency transaction loss of $2,124,000 realized in 1994 as compared to a net foreign currency transaction gain of $901,000 realized in 1993, related to the Company's decision not to hedge its Swiss denominated debt, as well as increased losses incurred on investments in 20% to 50% owned affiliates due to increased losses attributable to the Company's 36% investment in ISI. The loss recognized on the equity basis in 1994 relating to ISI was $4,409,000, compared to $1,599,000 in 1993. In 1993, an additional $2,074,000 of ISI's loss was included in the Company's consolidated results of operations through September 1993, when the Company's investment in ISI fell below 50%. The increased loss incurred in 1994 on investments in 20% to 50% affiliates was partially offset by gains realized on the sale of certain investments. In addition, in 1993 the Company realized a $3,795,000 gain from the transfer in an Exchange Offer of a portion of the Company's holdings of shares of ISI and Duratek common stock and an additional $1,353,000 on the issuance of common stock and common stock
                               28
warrants by Duratek, relating to Duratek's acquisition of an option to acquire certain technologies relating to the vitrification of certain medical wastes. The above losses in 1994 were partially offset by increased operating profits at the Optical Plastics and Physical Science Groups due to increased sales and gross margin percentage and dollars within both groups.

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

The Optical Plastics Group sales increased from $7,817,000 in 1993, to $9,290,000 in 1994 and to $10,949,000 in 1995. The
improved sales in 1995 were the result of increased sales throughout MXL's entire customer base. The increased sales in 1994 was the result of increased orders from MXL's largest customer, due to increased worldwide demand for its product.
                             29

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

The Physical Science Group gross margin increased from $12,941,000, or 13% in 1993 to $16,670,000 or 14% in 1994 and
decreased to $12,368,000 or 12% in 1995. The decreased gross margin in 1995 was due to the Company's ownership in Duratek falling below 50% in January 1995, and the Company accounting for Duratek on the equity basis from that time, partially offset by GP being included in the consolidated results since September 1994. Duratek achieved a gross margin of $7,111,000 in 1994 but zero was included in consolidated gross margin for 1995 for Duratek, which has been accounted for on the equity method since January 1995. The reduced gross margin percentage is the result of historically lower gross margins earned by GP due to the nature of its business. In both 1995 and 1994, GP has increased its gross margin percentage through its continuing efforts to reduce overhead costs as a percent of revenue, as well as the achievement of higher direct labor utilization. In 1994, the increased gross margin was attributable to both GP and Duratek. GP realized increased gross margin due to higher revenues, reduced overhead and higher direct labor utilization. Duratek realized increased gross margin in 1994 as a result of increased sales as well as higher margins achieved on both technology and services contracts.

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

The Optical Plastics Group gross margin increased from $2,642,000 or 34% of net sales in 1993 to $3,635,000 or 39% of net sales in 1994 and to $4,336,000 or 40% of net sales in 1995. In 1995, the increased gross margin was primarily the result of increased
                               30
sales. In 1994, the increased gross margin was the result of increased sales as well as an improved mix of products.

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

The increase in investments and advances of $9,852,000 was principally the result of the deconsolidation of Duratek in which the Company's investment was $4,121,000 at December 31, 1995 and the recognition of a gain of $3,137,000 as a result of the issuance of common stock by GSES. At December 31, 1995, the Company's investments and advances of $21,452,000 were primarily its investments in Duratek, ISI and GSES, which were $4,121,000, $3,761,000 and $8,944,000, respectively.

Selling, general, and administrative expenses

Selling, general and administrative expenses (SG&A) increased from $34,255,000 in 1993 to $34,301,000 in 1994 and decreased to
                                   31

$29,984,000 in 1995. In 1995, the reduced SG&A was primarily the result of reduced SG&A of $3,985,000 within the Physical Science Group primarily due to Duratek, which incurred SG&A of $5,926,000 in 1994, being accounted for on the equity basis since January 1995, partially offset by increased SG&A of $1,941,000 incurred by GP largely due to the recording of an approximately $1,015,000 reserve related to potentially uncollectible revenue recorded in years prior to 1993. In the process of reviewing the results of a previous audit by the Defense Contract Audit Agency, GP determined that, based upon the information then available, it was not probable that the government would approve payment of a rate differential related to overruns in certain cost-plus-fixed-fee contracts which were completed prior to 1993. Since the rate differential had been recognized as revenue over a series of prior years, GP set up a reserve in the third quarter of 1995 against the estimated amount of the rate differential believed likely to be noncollectible. In addition the Distribution Group incurred reduced SG&A of $773,000 in 1995 as a result of Five Star's reduced sales commissions paid due to reduced sales, as well as the success of its continuing effort to consolidate and streamline its organization. In 1994, the marginal increase was primarily the result of increased general and administrative expenses incurred by the Distribution Group, primarily as a result of costs associated with the closing of Five Star's New York warehouse and the consolidation of the New York sales and operations into the New Jersey facility, as well as increased depreciation and amortization expense. American Drug Company
(ADC) also incurred increased SG&A as a result of increased consulting expenses and costs related to the opening and staffing of the Moscow office. ADC is the Company's 54% owned subsidiary which exports American made generic and prescription drugs and over-the-counter healthcare products in both Russia and the Commonwealth of Independent States. The increased general & administrative costs at Five Star and ADC were partially mitigated by ISI being accounted for on the equity basis since the third quarter of 1993 and reduced costs incurred at the corporate level.

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

Interest expense

Interest expense aggregated $8,199,000 in 1993, $6,458,000 in
                                32

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

In December 1995, the Financial Accounting Standards Board issued
Statement No. 123, "Accounting for Stock-Based Compensation"
                              33

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

The Company has sufficient cash, cash equivalents and marketable securities and borrowing availability under existing and potential lines of credit (See Note 9(a) and (d) to the consolidated financial statements) to satisfy its cash requirements for its Swiss Franc denominated indebtedness due in 1996, which totaled approximately $1,998,000 at December 31, 1995, and was fully redeemed during the first quarter of 1996.
At December 31, 1995, approximately $4,000,000 was available to the Company under MXL's and GP's credit agreements. In order for the Company to meet its long-term cash needs, which include the repayment of approximately $6,749,000 of 12% Subordinated Debentures scheduled to mature in 1997, the Company must obtain additional funds from various sources. The Company has historically reduced its long-term debt through the issuance of equity securities in exchange for long-term debt. In addition to its ability to issue equity securities, the Company believes that it has sufficient marketable long-term investments, as well as the ability to obtain additional funds from its operating subsidiaries and the potential to enter into new credit arrangements. At December 31, 1995, the Company had classified 250,000 shares of Duratek stock valued at $3,563,000 as marketable securities, as a result of the transfer from long-term investments to trading securities. On March 20, 1996, Duratek filed a registration statement with the Securities and Exchange Commission relating to a proposed offering of 3,600,000 shares of common stock, of which 2,500,000 shares (3,040,000 shares if the underwriters' over-allotment option is exercised) will be sold by Duratek and 1,000,000 will be sold by the Company. After the sale of the 1,000,000 shares of Duratek common stock, the Company will still own 1,948,000 shares of Duratek common stock. The Company reasonably believes that it will be able to accomplish some or all of the above transactions in order to fund the
                             34
scheduled repayment of the Company's 12% Subordinated Debentures.

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

The Company is required to meet certain financial covenants pursuant to its loan agreements, and is currently in compliance with these covenants.

The Company's principal manufacturing facilities were constructed subsequent to 1976 and management does not anticipate having to replace major facilities in the near term. As of December 31, 1995, the Company has not contractually committed itself for any other new major capital expenditures.

Item 8. Financial Statements and Supplementary Data are hereby amended and restated in its entirety as follows:

                                                        Page

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENTS OF NATIONAL PATENT DEVELOPMENT
 CORPORATION AND SUBSIDIARIES:

  Independent Auditors' Report                           39

  Consolidated Balance Sheets - December 31, 1995
   and 1994                                              40

  Consolidated Statements of Operations - Years ended
   December 31, 1995, 1994, and 1993                     42

  Consolidated Statements of Changes in Stockholders'
   Equity - Years ended December 31, 1995, 1994,
    and 1993                                             44

  Consolidated Statements of Cash Flows - Years ended
   December 31, 1995, 1994, and 1993                     46

  Notes to Consolidated Financial Statements             49

SUPPLEMENTARY DATA (Unaudited)

  Selected Quarterly Financial Data

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

*Incorporated herein by reference to Exhibit 99 to the Annual Report on Form 10-K of National Patent Development Corporation for the year ended December 31, 1995.
  Statements of Cash Flows for the
year ended December 31, 1993 and for the period January 1, 1994
through April 13, 1994                                  *

  Notes to Consolidated Financial Statements            *

  EUROSIM AB:                                           *

  Report of Independent Accountants                     *

  Statements of Operations for the year ended December
   31, 1993 and for the period January 1, 1994
   through April 13, 1994                               *

  Statements of Stockholder's Equity for the year ended
                                     37

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

Inventories.  Inventories are valued at the lower of cost or market, principally using the first-in, first-out (FIFO) method.
                               49

Foreign currency transactions.  The Company's Swiss Bonds (see
Note 11) are subject to currency fluctuations and the Company has hedged portions of such debt from time to time, but not within the three year period ended December 31, 1995. During the years ended December 31, 1995, 1994, and 1993, the Company realized foreign currency transaction gains (losses) of $(1,066,000), $(2,124,000) and $901,000, respectively. These amounts are included in Investment and other income (expense), net. At December 31, 1995, the Company had not hedged its Swiss Franc obligations. The Company's 54% owned subsidiary, the American Drug Company (See Note 5) conducts its business primarily in U.S. dollars.

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

Intangible assets. The excess of cost over the fair value of net assets of businesses acquired is recorded as goodwill and is amortized on a straight-line basis generally over periods ranging from 5 to 40 years. The Company capitalizes costs incurred to obtain and maintain patents and licenses. Patent costs are amortized over the lesser of 17 years or the remaining lives of the patents, and license costs over the lives of the licenses. The Company also capitalizes costs incurred to obtain long-term debt financing. Such costs are amortized on an effective yield basis over the terms of the related debt and such amortization is
                                 50
classified as interest expense in the Consolidated Statements of Operations.

The periods of amortization of goodwill are evaluated at least annually to determine whether events and circumstances warrant revised estimates of useful lives. This evaluation considers, among other factors, expected cash flows and profits of the businesses to which the goodwill relates. Based upon the periodic analysis, goodwill is written down or written off if it appears that future profits or cash flows will be insufficient to recover such goodwill.

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

Concentrations of credit risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and accounts receivable. The Company places its cash investments with high quality financial institutions and limits the amount of credit exposure to any one institution. With respect to accounts receivable, 33% are related to United States government
                               51
contracts, and the remainder are dispersed among various industries, customers and geographic regions.

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

3. GTS Duratek, Inc.

     On January 24, 1995, the Company sold 1,666,667 shares of common stock of GTS Duratek,Inc. (Duratek) at a price of $3.00 per share to The Carlyle Group (Carlyle) in connection with a $16 million financing by Duratek with Carlyle, a Washington, D.C. based private merchant bank. In addition, the Company granted Carlyle an option, which was exercised in December 1995, to purchase up to an additional 500,000 shares of the Company's Duratek common stock over the next year at $3.75 per share. The Company realized a gain of $3,768,000 on sales of Duratek common stock, primarily in these two transactions.

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

In 1995, the Company realized a $2,775,000 gain on issuance of stock by this affiliate, primarily as the result of the issuance of 12,000,000 shares of Common Stock by ISI at $1.20 per share in August and September 1995.

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

5. American Drug Company

The Company owns approximately 54% of the outstanding common stock of American Drug Company (ADC), which was organized in
                                   55

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

6. GSE Systems, Inc.

In March 1994, GP and SGLG contributed assets to a newly formed, multi party joint venture, GSE Systems, Inc. (GSES), for 10% and 35% ownership interests in the joint venture, respectively. GSES designs, develops and delivers business and technology solutions by applying process control, data acquisition, simulation, and business software, systems and services to the energy, process and manufacturing industries worldwide. On August 1, 1995, GSES completed an initial public offering of 1,725,000 shares (including an over-allotment option) of its common stock at $14 per share. As a result of the offering, the Company recognized a gain on issuance of stock by an affiliate of approximately $3,137,000 and at December 31, 1995, controls 26% of GSES.

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

(a) In April 1993, Five Star Group, Inc. (Five Star) and MXL Industries, Inc. (MXL) each entered into a revolving credit and term loan agreement (the "Five Star Loan Agreement" and "MXL Loan Agreement"), which was amended on October 23, 1995. The Five Star Loan Agreement provided for a $20,000,000 revolving credit facility (the "Five Star Revolving Credit Facility") and a $5,000,000 loan (the "Five Star Term Loan"). The Five Star Revolving Credit Facility is a three year committed facility which allows Five Star to borrow amounts up to 50% of Eligible Inventory (as defined) and 80% of Eligible Receivables (as defined) at an interest rate of 1% in excess of the prime rate. At December 31, 1995, the interest rate was 9.5%. As of December 31, 1995, $14,593,000 was borrowed under the Five Star Revolving
                              57

Credit Facility and Five Star had $282,000 available.

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

(b) In August 1991, Eastern Electronics Manufacturing Corporation (Eastern) assigned the outstanding balance on its line of credit with a bank to a finance company, with whom Eastern entered into a Security Agreement. As part of management's plan to discontinue the operations of Eastern (See
Note 15), the balance was repaid and the facility cancelled in
1995.
                               58

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

(b) On June 10, 1994, the Company commenced an Exchange Offer for up to 60% of its Swiss denominated 8% Bonds due March 1, 1995, 6% Convertible Bonds due March 7, 1995, 5.75% Convertible Bonds due May 9, 1995, 5.625% Convertible Bonds due March 18,
                               60

1996 and 7% Dual Currency Bonds due March 18, 1996, ("the Bonds"). The Company offered for exchange its Common Stock with a value of $1,000 for each $1,000 principal amount of the Bonds. In addition, the Company offered for exchange its Common Stock with a value of SFr. 1,000 for each SFr. 1,000 principal amount of the Bonds. Accrued interest on the Bonds accepted for exchange by the Company was paid in Common Stock of the Company. The purpose of the Exchange Offer was to reduce the Company's long-term indebtedness and related interest expense.

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

    On the Expiration Date the Company accepted the following amounts of Old Bonds for exchange: SFr. 3,640,000 of the 6% Bonds due March 7, 1995, SFr. 1,125,000 of the 5.75% Bonds due May 9, 1995, SFr. 2,765,000 of the 5.625% Bonds due March 18, 1996, SFr.
16,806,000 of the 8% Bonds due March 1, 1995 and $882,000 of the 7% Bonds due March 18, 1996. Under the terms of the Offer, which included all unpaid accrued interest thereon, the Company issued the following amounts of consideration to the exchanging bondholders: a) 346,397 shares of Common Stock, valued at $5,582,000, b) 667,134 shares of ISI Common Stock, valued at $2,536,000, c) 667,134 shares of Duratek Common Stock, valued at $2,536,000, d) $3,340,080 principal amount of New 5% Bonds which
                                 61
will be convertible into 191,959 shares of the Common Stock, and
e) $1,099,368 in cash. The Company recorded an original issue discount on the New 5% Bonds of 10%. At December 31, 1995, $2,309,000 of the New 5% Bonds were outstanding.

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

(f) On March 18, 1986,the Company issued, pursuant to a third Swiss Public Bond Issue Agreement, 5.625% Convertible Bonds payable in 1996, representing an aggregate principal amount of SFr. 50,000,000, of which SFr. 620,000 are currently outstanding at December 31, 1995. Additionally, the Company issued 7% Dual Currency Convertible Bonds, payable in 1996, representing an aggregate principal amount of SFr. 25,000,000, but payable at maturity at the fixed amount of $15,000,000. The Dual Currency Bonds were issued as part of the Company's overall financing strategy, without any intent to either speculate in foreign exchange or to hedge any existing foreign currency exposure. In the first quarter of 1996, all the outstanding 5.625% Convertible Bonds and 7% Dual Currency Bonds were fully redeemed at maturity.

In addition to the bonds exchanged (see (a), (b) and (c) above), during 1995, 1994 and 1993 the Company repurchased a portion of each of the Swiss Public Bond Issues as well as Dual Currency Convertible Bonds. Extraordinary gains (losses) from the extinguishment of the Bonds in all such transactions (net of
                             62

income taxes), amounted to $(79,000), zero and $1,819,000 in 1995, 1994 and 1993, respectively.

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

(j) On April 7, 1995, the Company entered into a $5,000,000 Term Loan Agreement with a bank, of which the Company received approximately $4,910,000 after closing fees. The interest rate is at the bank's prime rate of interest plus 2%. At December 31, 1995, the interest rate was 10.5%. The Term Loan is payable in sixteen consecutive quarterly installments, commencing on June 30, 1996. The first fifteen installments will be $250,000 and the last installment shall be $1,250,000. The Company has used a portion of the proceeds in July 1995 to repay and refinance certain of its Swiss denominated long-term debt due in 1995 and 1996. The Term Loan is secured by certain assets of the Company
                                63
and requires the Company to meet certain financial covenants.

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

Effective December 31, 1991, the Plan benefits were frozen. Accrued vested benefits will be paid to terminated participants in the form of a lump sum distribution in cases where the accrued
                               64
vested benefit is less than $3,500. Terminated participants can elect a lump sum distribution if the accrued vested benefit is greater than $3,500 but less than $7,500.

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

Financial Accounting Standards Board Statement No. 87 (FASB No.
87) requires that a company record an additional minimum pension
                                65
liability to the extent that a company's accumulated pension benefit obligation exceeds the fair value of pension plan assets and accrued pension liabilities. This additional minimum pension liability is offset by an intangible asset, not to exceed prior service costs of the pension plan. Amounts in excess of prior service costs are reflected as a reduction in stockholders' equity.

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

The difference between the provision for income taxes computed at the statutory rate and the reported amount of tax expense attributable to consolidated earnings from continuing operations is as follows:

December 31,                          1995    1994      1993
Federal income tax rate                 35.0%  (35.0)%   (35.0)%
State and local taxes net
 of Federal benefit                      4.8     2.0       3.0
Items not deductible -
 primarily amortization of goodwill     14.0     6.0       5.0
Valuation allowance adjustment         (22.6)
GP acquisition of SGLG                          33.00
Deconsolidation of ISI                                    17.00
Other                                    (.5)    1.0       2.0
Effective tax rate                      30.7%    7.0%     (8.0)%

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

In 1994, the Company recorded an income tax expense of $749,000. The current income tax provision of $283,000 reflected above,
                              67
represents the estimated taxes payable by the Company for the year ended December 31, 1994. The deferred income tax provision of $466,000 represents the deferred taxes of GP, the Company's 51% owned subsidiary.

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

15. Discontinued operation

In December 1994, the Company decided to sell its Eastern Electronics Manufacturing Corporation (Eastern) subsidiary, which was the only company in the Electronics segment. As a result of the decision to sell Eastern, the Company reflected Eastern as a discontinued operation. In 1994, the Company wrote down various assets to their estimated net realizable value and recorded a $100,000 reserve for the cost of discontinuing Eastern, totaling $1,570,000. Net realizable value of the segment's fixed assets
                                69
was estimated based upon a prior appraisal and net realizable value of the segment's inventories was estimated based upon negotiations with a prospective purchaser in a bulk sale transaction. Goodwill was written off as non-recoverable. The total loss for discontinued operation recognized in 1994 was $2,574,000, of which $1,789,000, which included an $800,000 write-down of inventories, was from operations and $785,000 was a loss on disposal, which was comprised of: (a) a $200,000 write-down of property and equipment; (b) a $485,000 write-off of goodwill relating to Eastern; (c) $100,000 for expected losses through the date of disposal. In 1995,the Company recognized an operating loss from discontinued operation of $2,941,000, of which $2,610,000 was incurred on the sale of inventory, write-offs of accounts receivable and sales of fixed assets. In addition, $331,000 in operating expenses were incurred during 1995. The Company sold or otherwise liquidated substantially all of Eastern's assets during 1995. It plans to sell its remaining fixed assets during the first six months of 1996, and to recover its current assets during 1996. The segment's current assets, consisting principally of trade receivables, are stated at estimated net realizable value based upon a review of collectibility. The carrying amount of property and equipment was determined based on discussions with prospective buyers.

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

                              Common Stock              Class B Capital Stock
Options and warrants      Price Range    Number          Price Range   Number
outstanding                 per share    of shares       per share  of shares
December 31, 1992        $ 9.00 - 24.00  1,145,401       $9.00        387,500
Granted                   11.50 - 16.50     4,500
Exercised                  9.00 - 20.60   (43,782)
Terminated                 9.00 - 22.50   (11,760)
December 31, 1993          9.00 - 24.00  1,094,359        9.00        387,500
Granted
Exercised                  9.00           (10,774)
Terminated                 9.00 - 18.00    (6,570)
December 31, 1994          9.00 - 24.00  1,077,015        9.00        387,500
Granted                    8.375-  8.50    451,239        8.50        125,000
Exercised
Terminated                9.00 -  20.50   (651,182)
December 31, 1995         8.375-  24.00    877,072        8.50 -9.00  512,500
Options and warrants
 exercisable

December 31, 1993         9.00 - 24.00   1,079,420        9.00        387,500
December 31, 1994         9.00 - 24.00   1,072,228        9.00        387,500
December 31, 1995         8.375- 24.00     770,685        8.50 -9.00  512,500
Shares reserved for
 issuance

December 31, 1993                        2,846,865                    387,500
December 31, 1994                        3,339,368                    387,500
December 31, 1995                        2,106,665                    512,500

At December 31, 1995, 1994, and 1993, options outstanding included 629,334, 504,334 and 504,334 shares for two officers who are principal shareholders of the Company.

Class B Capital stock aggregating 512,500, 387,500 and 387,500 shares at December 31, 1995, 1994, and 1993 were reserved for issuance to these same two officers.

The holders of common stock are entitled to one vote per share and the holders of Class B capital stock are entitled to ten
                                    71
votes per share on all matters without distinction between classes, except when approval of a majority of each class is required by statute. The Class B capital stock is convertible at any time, at the option of the holders of such stock, into shares of common stock on a share-for-share basis. Common shares reserved for issuance at December 31, 1995, 1994, and 1993 include 512,500, 387,500 and 387,500 shares, respectively in connection with Class B shares.

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

The following tables set forth the revenues and operating results attributable to each line of business and include a reconciliation of the groups' revenues to consolidated revenues and operating results to consolidated income (loss) from operations before income taxes, discontinued operation and extraordinary item for the periods presented (in thousands):

Years ended December 31,        1995       1994       1993

Revenues
Physical Science            $111,804   $119,341   $103,152
Distribution                  66,229     76,746     74,974
Optical Plastics              11,103      9,426      7,952
Health Care                                          1,533
Other                          1,579      2,649        989
                             190,715    208,162    188,600
Investment and other
 income (expense), net        (4,561)    (5,196)       625
Total revenues              $186,154   $202,966   $189,225

Operating results
Physical Science            $  5,883   $  5,053   $    500
Distribution                   1,374      1,484      1,948
Optical Plastics               2,661      2,227      1,378
Health Care                                         (4,431)
Other (principally American
 Drug Company)                (1,575)    (1,854)      (587)
Total operating profit (loss)             8,343      6,910
(1,192)
Interest expense              (5,019)    (6,458)    (8,199)
Indirect administrative
 expenses (at the holding
 company level), net of gains or
 losses from dispositions of
 investments, minority interests,
 foreign currency exchange
 gains or losses, and other
 revenue                       2,495    (11,100)     1,967
Income (loss) from operations
 before income taxes,
 discontinued operation
 and extraordinary item     $  5,819  $ (10,648) $  (7,424)

Operating profits represent gross revenues less operating expenses. In computing operating profits, none of the following items have been added or deducted; general corporate expenses at the holding company level, foreign currency transaction gains and losses, investment income and interest expense. General corporate expenses at the holding company level, which are primarily salaries, occupancy costs, professional fees and costs associated with being a publicly traded company, totaled approximately $6,173,000, $6,177,000 and $6,595,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

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

The estimated fair value for the Company's major long-term debt components are as follows (in thousands):

                                    December 31, 1995       December 31, 1994
                                   Carrying Estimated       Carrying Estimated
                                    amount fair value       amount fair value

8% Swiss Bonds due 2000             $2,365   $1,987         $         $
Swiss Bonds                          1,383    1,176          10,765     9,537

5% Convertible Bonds                 2,249    2,092           2,129     1,980
7% Dual Currency
 Convertible Bonds                     615      553           2,391     1,769
12% Subordinated
 Debentures                          6,749    4,859           6,783     3,052
Other long-term debt                10,571   10,57   1        9,145     9,145

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

19.  Accounting for certain investments in debt and equity
     Securities

     As of January 1, 1994 the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). The Company's marketable securities consist of corporate equity securities which are included in both Marketable securities, which are expected to be sold within one year, and Investments and advances on the consolidated balance sheet Under SFAS No. 115, the Company classifies these equity securities as either trading or available-for-sale and records the securities at their fair value. Trading securities are held principally for the purpose of selling them in the near term. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized.

     A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. In 1995, the Company recognized a permanent impairment in one of its available-for-sale securities as a result of receipt of a tender offer at a price below the Company's carrying cost, and recorded a loss of $785,000 to adjust the carrying amount to the tender offer price, which loss is included in Investment and other income (expense), net.


     Realized gains and losses for securities classified as available-for-sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

     Marketable securities at December 31, 1995 consists of 250,000 shares of Duratek common stock, which were transferred from long-term investments available-for-sale to trading securities during 1995 resulting in the recognition of a $3,183,000 gain on the transfer, representing the excess of the quoted market value of such shares on the date of transfer over the Company's carrying amount. At December 31, 1995, the Company was permitted to sell approximately 295,000 shares of Common Stock of Duratek pursuant to Rule 144 of the Securities Act of 1933. At December 31, 1995, the Company had determined to sell promptly 250,000 shares of its Duratek Common Stock in 1996 pursuant to Rule 144, and therefore, classified such securities in the trading category.

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

                              NATIONAL PATENT DEVELOPMENT
                              CORPORATION


                               BY:  Scott N. Greenberg
                                   Vice President and Chief
                                   Financial Officer

Dated: May 10, 1996