Form 10-Q
period 1996-03-30
NATIONAL PATENT DEVELOPMENT CORP
filed 1996-05-15
CIK 70415

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarter ended March 31, 1996

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


               Yes  X    No


Number of shares outstanding of each of issuer's classes of common stock as of May 10, 1996:


Common Stock                      7,324,284 shares
Class B Capital                      62,500 shares

    NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                        TABLE OF CONTENTS


                                                         Page No.

Part I.  Financial Information


     Consolidated Condensed Balance Sheets -
      March 31, 1996 and December 31, 1995                 1

     Consolidated Condensed Statements of Operations-
      Three Months Ended March 31, 1996 and 1995           3

     Consolidated Condensed Statements of Cash Flows -
      Three Months Ended March 31, 1996 and 1995           4

     Notes to Consolidated Condensed Financial
      Statements                                           6

     Management's Discussion and Analysis of Financial
      Condition and Results of Operations                  7

     Qualification Relating to Financial Information      10

Part II. Other Information                                11

Signatures                                                12

                 PART I.  FINANCIAL INFORMATION

    NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

              CONSOLIDATED CONDENSED BALANCE SHEETS

                         (in thousands)


                                        March 31, December 31,
                                            1996         1995
                 ASSETS               (unaudited)           *

Current assets

Cash and cash equivalents                $  6,988     $  8,094
Marketable securities                       4,063        3,563
Accounts and other receivables             44,551       39,466
Inventories                                22,460       20,444
Costs and estimated earnings
 in excess of billings on
 uncompleted contracts                      9,230        9,118
Prepaid expenses and other
 current assets                             3,638        3,640

Total current assets                       90,930       84,325

Investments and advances                   21,773       21,452

Property, plant and equipment, at cost     34,437       33,367
Less accumulated depreciation            (25,066)     (24,374)
                                            9,371        8,993

Intangible assets, net of amortization     32,435       33,053

Other assets                                3,859        3,897
                                         $158,368     $151,720


* The Consolidated Condensed Balance Sheet as of December 31,
1995 has been summarized from the Company's audited Consolidated
Balance Sheet as of that date.

See accompanying notes to the consolidated condensed financial statements.

    NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                         (in thousands)


                                             March 31, December 31,
                                                 1996         1995
LIABILITIES AND STOCKHOLDERS' EQUITY       (unaudited)           *

Current liabilities

Current maturities of long-term debt
 and notes payable                             $ 2,036       4,167
Short-term borrowings                           20,167      18,043
Accounts payable and accrued expenses           23,726      20,865
Billings in excess of costs and
 estimated earnings on
 uncompleted contracts                           8,734       8,301

Total current liabilities                       54,663      51,376

Long-term debt less current maturities          19,129      19,765

Minority interests and other                     9,711       9,581

Stockholders' equity

Common stock                                        72          68
Class B capital stock                                1           1
Capital in excess of par value                 129,259     125,419
Deficit                                        (52,056)    (52,139)
Net unrealized loss on available-
 for-sale securities                            (1,500)     (1,440)
Minimum pension liability adjustment              (911)       (911)
Total stockholders' equity                      74,865      70,998
                                              $158,368    $151,720

*The Consolidated Condensed Balance Sheet as of December 31, 1995 has been summarized from the Company's audited Consolidated Balance sheet as of that date.


See accompanying notes to the consolidated condensed financial statements.

    NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                           (Unaudited)
              (in thousands, except per share data)

                                                 Three months
                                                 ended March 31,
                                             1996         1995
Revenues
  Sales                                  $ 48,156    $ 46,552
  Investment and other income
   (expense), net                           1,745        (134)
                                           49,901       46,418
Costs and expenses
  Costs of goods sold                      41,064      39,282
  Selling, general & administrative         6,911       7,162
  Interest                                  1,001         998
                                           48,976      47,442
Gain on sale of stock of a subsidiary                   2,567

Minority interests                           (325)       (300)

Income before income taxes,
 discontinued operation and
 extraordinary item                           600       1,243
Income tax expense                           (517)       (297)
Income before discontinued
 operation and extraordinary item              83         946

Discontinued operation
 Loss from discontinued operation                        (727)
Income before extraordinary item               83         219

Extraordinary item
 Extinguishment of debt,
  net of income tax                                       228

Net income                                 $   83      $  447

Income per share
Income before discontinued
 operation and extraordinary item          $  .01      $  .15
 Discontinued operation                                  (.12)
 Extraordinary item                                       .04

 Net income per share                      $  .01     $   .07
 Dividends per share                       none          none

See accompanying notes to the consolidated condensed financial statements.

    NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                           (Unaudited)

                         (in thousands)

                                                  Three months
                                                 ended March 31,
                                             1996          1995
Cash flows from operations:

Net income                                 $   83       $   447
Adjustments to reconcile net
 income to net cash
 provided by (used for)
 operating activities:
  Provision for discontinued operation                      700
  Depreciation and amortization             1,469         2,319
  Gains from early extinguishment
   of debt                                                (228)
  Gain on sale of stock of a
   subsidiary                                           (2,567)
  Unrealized gain on trading securities     (500)
  Changes in other operating items        (3,865)       (2,236)
  Net cash used for operations            (2,813)       (1,565)

Cash flows from investing activities:

Proceeds from sale of stock
 of a subsidiary                                          5,000
Additions to property, plant
 & equipment                              (1,070)       (1,809)
Additions to intangible assets              (159)         (427)
Reduction in investments and
 other assets, net                             22           291
Net cash (used for) provided by
 investing activities                     (1,207)         3,055

Cash flows from financing activities:

Net proceeds from short-term borrowings     2,124         1,947
Proceeds from issuance of
 long-term debt                               400
Reduction of long-term debt               (2,143)       (4,503)
Proceeds from issuance of common stock      2,533
Net cash provided by (used for)
 financing activities                       2,914       (2,556)

    NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                           (Unaudited)

                         (in thousands)

                                                  Three months
                                                 ended March 31,
                                              1996         1995

Net decrease in cash and cash
 equivalents                             $ (1,106)     $ (1,066)
Cash and cash equivalents at the
 beginning of the periods                   8,094        10,075
Cash and cash equivalents at the end
 of the periods                          $  6,988      $  9,009

Supplemental disclosures of cash
 flow information:

Cash paid during the periods for:
  Interest                               $  1,122      $  1,137
  Income taxes                           $    155      $    328







See accompanying notes to the consolidated condensed financial statements.

    NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           (Unaudited)

1.   Inventories

     Inventories are valued at the lower of cost or market, principally using the first-in, first-out (FIFO) method.
Inventories consisting of material, labor, and overhead are classified as follows (in thousands):


                                     March 31,   December 31,
                                         1996           1995

Raw materials                         $   786       $    580
Work in process                           212            219
Finished goods                         21,462         19,645
                                     $ 22,460       $ 20,444


2.   Long-term debt

     Long-term debt consists of the following (in thousands):


                                      March 31,    December 31,
                                           1996          1995

8% Swiss bonds due 2000                $  1,772       $  2,365
Swiss convertible bonds                                  1,751
5% convertible bonds due 1999             2,249          2,249
8% Swiss Bonds due 1995                                    247
12% Subordinated debentures               6,742          6,749
Term loans with banks                     8,465          8,713
Other                                     1,937          1,858
                                         21,165         23,932
Less current maturities                   2,036          4,167
                                       $ 19,129       $ 19,765

    NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS

                      RESULTS OF OPERATIONS

      The Company had income before income taxes, discontinued operation and extraordinary item of $600,000 for the quarter ended March 31, 1996 compared to income of $1,243,000 for the quarter ended March 31, 1995. The reduced operating results were primarily the result of the $2,567,000 gain recognized by the Company on the sale of 1,666,667 shares of the Company's GTS Duratek, Inc. (Duratek) common stock in January 1995. As a result of that transaction, the Company's ownership fell below 50% and commencing in January 1995, the Company accounted for its investment in Duratek on the equity basis.

       The gain recognized on the sale of the Duratek stock in the first quarter of 1995 was partially offset by a net foreign currency transaction loss of $(1,069,000) for the first quarter of 1995. The Company realized a foreign currency transaction gain of $80,000 in the first quarter of 1996. The Company had improved operating results within the Physical Science Group and Distribution Group partially offset by reduced operating profits within the Optical Plastics Group and at the Company's Hydro Med Sciences (HMS) division.

Sales

      For the quarter ended March 31, 1996, consolidated sales increased by $1,604,000 to $48,156,000 from the $46,552,000 in the corresponding quarter of 1995. The increased sales were the result of increased sales within the Distribution Group and Physical Science Group, partially offset by reduced sales within the Optical Plastics Group and by HMS. The increased sales within the Physical Science Group were the result of General Physics Corporation's (GP) expansion of managerial and technical training services in manufacturing and process industries, partially offset by reduced activity at commercial nuclear power utilities and U.S. Department of Energy facilities. The increased sales within the Distribution Group, which is comprised of the Five Star Group, Inc. (Five Star), were the result of sales generated by a major retail chain, which was not a customer of Five Star during the first nine months of 1995. The reduced sales within the Optical Plastic Group were due to a slowdown by MXL Industries, Inc.'s major customer as a result of the customer's decision to reduce its inventory level. The reduced sales within HMS were due to the timing of sales to two customers.

Gross margin

       Consolidated gross margin of $7,092,000, or 15%, for the quarter ended March 31, 1996, decreased by $178,000 compared to the consolidated gross margin of $7,270,000, or 16%, for the
                                9
quarter ended March 31, 1995. The decreased gross margin in 1996 was principally the result of decreased gross margin achieved by the Optical Plastics Group and by HMS as a result of reduced sales levels, partially offset by increased gross margin generated by Five Star due to increased sales.

Selling, general and administrative expenses

       For the three months ended March 31, 1996, selling, general and administrative (SG&A) expenses were $6,911,000 compared to the $7,162,000 incurred in the first quarter of 1995. The decrease in SG&A for the first quarter of 1996 was the result of the efforts by Five Star during 1995 to consolidate and streamline its organization.

Investment and other income (expense), net

       Investment and other income (expense), net of $1,745,000 for the quarter ended March 31, 1996, improved by $1,879,000 as compared to $(134,000) for the first quarter of 1995. The change was principally due to the effect of the following factors: (i) $75,000 of income earned in the quarter ended March 31, 1996, on the share of equity income from its 20% to 50% owned subsidiaries, compared to a loss of $(275,000) recognized in the quarter ended March 31, 1995; (ii) a foreign currency transaction gain of $80,000 for the quarter ended March 31, 1996, compared to a loss of $(1,069,000) incurred in the first quarter of 1995;
(iii) a $500,000 unrealized gain on trading securities, due to the increase in their market value at March 31, 1996.

Income tax expense

       The income tax expense of $517,000 for the quarter ended March 31, 1996, primarily relates to GP, which is not included in the Company's consolidated Federal income tax return.

    NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                 LIQUIDITY AND CAPITAL RESOURCES




       At March 31, 1996, the Company had cash and cash equivalents totaling $6,988,000. GP, SGLG and American Drug Company had cash and, cash equivalents of $264,000 at March 31, 1996. The minority interests of these two companies are owned by the general public, and therefore the assets of these subsidiaries have been dedicated to the operations of these companies and may not be readily available for the general corporate purposes of the parent.

      In April 1996, the Company sold 1,000,000 shares of Duratek common stock, and realized net proceeds of $17,700,000. The Company currently owns approximately 1,846,000 shares of Duratek common stock. During the first quarter of 1996, the Company completed a private placement of its common stock, totaling approximately $2,300,000. The Company used the proceeds from this transaction to retire long-term debt, which was currently due. As a result of the above transaction, the Company has sufficient cash, cash equivalents and marketable securities and borrowing availability under existing and potential lines of credit to satisfy its cash requirements for the repayment of approximately $6,742,000 of 12% Subordinated Debentures scheduled to mature in 1997. In addition to its ability to issue equity securities, the Company believes that it has sufficient marketable long-term investments, the ability to obtain additional funds from its operating subsidiaries and the potential to enter into new credit arrangements in order to fund its working capital requirements.

    NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

         QUALIFICATION RELATING TO FINANCIAL INFORMATION

                         March 31, 1996

      The financial information included herein is unaudited. In addition, the financial information does not include all disclosures required under generally accepted accounting principles because certain note information included in the Company's Annual Report has been omitted; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results for the 1996 interim period are not necessarily indicative of results to be expected for the entire year.

    NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                   PART II.  OTHER INFORMATION




Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits

               none

          B.   Reports

               none

    NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                         March 31, 1996

                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                  NATIONAL PATENT DEVELOPMENT
                                  CORPORATION


DATE: May 14, 1996                Jerome I. Feldman
                                  President &
                                  Chief Executive Officer


DATE: May 14, 1996                Scott N. Greenberg
                                  Vice President,
                                  Chief Financial Officer