Form 10-K/A
period 1995-12-31
NATIONAL PATENT DEVELOPMENT CORP
filed 1996-06-07
CIK 70415

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

In 1995, income before income taxes, discontinued operation and extraordinary item was $5,819,000 as compared to a loss of $10,648,000 in 1994. The improvement in operations is due to several factors. In the first and fourth quarters of 1995, the Company sold 1,667,000 and 500,000 shares, respectively of Duratek common stock, resulting in the recognition of a $3,768,000 gain. As a result of the first sale of the Duratek common stock, the Company's ownership in Duratek fell below 50%, and commencing in January 1995, the Company accounted for its investment in Duratek, which totaled $4,121,000 at December 31, 1995, on the equity basis (see Note 3 to the consolidated financial statements). In addition, the Company recorded an unrealized gain totaling $3,183,000 on the transfer of 250,000 shares of Duratek common stock from long-term investments to trading securities. During the third quarter of 1995, the Company realized a $5,912,000 gain as a result of the issuance of common stock by Interferon Sciences, Inc. (ISI), a 22% owned affiliate, and the initial public offering by GSE Systems, Inc.(GSES), a 26% controlled affiliate. The $5,912,000 gain was comprised of a $3,137,000 gain realized primarily on the issuance of 1,725,000 shares of common stock (including the over-allotment option) at $14.00 per share by GSES in July 1995 and a $2,775,000 gain realized primarily as a result of the issuance of 12,000,000 shares of common stock by ISI at $1.20 per share in August and September 1995. The Company also realized Investment and other income, net of $1,129,000 in 1995 compared to a net expense of $1,808,000 in 1994. The improvement is due to several factors including a foreign currency transaction loss of $1,066,000 in
                                  1

1995 compared to a foreign currency transaction loss of $2,124,000 realized in 1994, related to the Company's decision not to hedge its Swiss denominated debt, and reduced losses incurred on investments in 20% to 50% owned affiliates. These improvements were partially offset by a $785,000 loss recognized due to the permanent impairment of an available-for-sale security. In 1995, the Company also incurred reduced interest expense as a result of reduced long-term debt at the corporate level. Operating profits improved for the year ended December 31, 1995 within the Optical Plastics and Physical Science Groups, and decreased marginally within the Distribution Group and within American Drug Company, the Company's 54% owned subsidiary, which is not part of an operating segment. The Optical Plastics Group, which is MXL Industries,Inc. (MXL), the Company's injection molding and coating subsidiary, generated increased operating profits due to both increased sales and gross margin percentage. The Physical Science Group, which is primarily General Physics Corporation (GP), a 51% owned subsidiary, experienced improved operating results due to the results of GP being included in the consolidated results of operations for the full year(see Note 2 to the consolidated financial statements). GP provides a wide range of training, engineering, environmental and technical support services to commercial nuclear and fossil power utilities, the United States Departments of Defense and Energy, Fortune 500 companies and other commercial and governmental customers. The Distribution Group, which is the Five Star Group, Inc. (Five Star), the Company's distributor of home decorating, hardware and finishing products, had marginally reduced operating profits due to reduced sales and the related gross margin, offset by significantly reduced operating costs.

In 1994, the loss before income taxes, discontinued operation and extraordinary item was $10,648,000, as compared to a loss of $7,424,000 in 1993. The increase in the loss was due to several factors. Investment and other income (expense), net, decreased from $3,379,000 in 1993 to a loss of $1,808,000 in 1994. The
$5,187,000 reduction is due to a foreign currency transaction loss of $2,124,000 realized in 1994 as compared to a net foreign currency transaction gain of $901,000 realized in 1993, related to the Company's decision not to hedge its Swiss denominated debt, as well as increased losses incurred on investments in 20% to 50% owned affiliates due to increased losses attributable to the Company's 36% investment in ISI. The loss recognized on the equity basis in 1994 relating to ISI was $4,409,000, compared to $1,599,000 in 1993. In 1993, an additional $2,074,000 of ISI's loss was included in the Company's consolidated results of operations through September 1993, when the Company's investment in ISI fell below 50%. The increased loss incurred in 1994 on investments in 20% to 50% affiliates was partially offset by gains realized on the sale of certain investments. In addition, in 1993 the Company realized a $3,795,000 gain from the transfer in an Exchange Offer of a portion of the Company's holdings of shares of ISI and Duratek common stock and an additional $1,353,000 on the issuance of common stock and common stock warrants by Duratek, relating to Duratek's acquisition of an option to acquire certain technologies relating to the vitrification of certain medical wastes. The above losses in
                                  2

1994 were partially offset by increased operating profits at the Optical Plastics and Physical Science Groups due to increased sales and gross margin percentage and dollars within both groups. The Optical Plastics Group experienced increased operating profits due to both increased sales and gross margin percentage. The Physical Science Group was comprised of GP, from September 1994, and Duratek. The Distribution Group had reduced operating profits as a result of costs incurred to close its Long Island, New York warehouse and consolidate its sales volume into Five Star's New Jersey facility.

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

The Optical Plastics Group gross margin increased from $2,642,000 or 34% of net sales in 1993 to $3,635,000 or 39% of net sales in 1994 and to $4,336,000 or 40% of net sales in 1995. In 1995, the increased gross margin was primarily the result of increased sales. In 1994, the increased gross margin was the result of increased sales as well as an improved mix of products.
                             4

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

Investment and other income (expense), net

Investment and other income (expense) was $3,379,000 in 1993 and $(1,808,000) in 1994 and $1,129,000 in 1995, respectively. The improvement in 1995 is due to several factors including a foreign currency transaction loss of $1,066,000 in 1995 compared to a foreign currency transaction loss of $2,124,000 realized in 1994, related to the Company's decision not to hedge its Swiss denominated debt, and reduced losses incurred on investments in 20% to 50% owned affiliates. Although the Company is exposed to foreign currency transaction losses as a result of its Swiss denominated indebtedness, the Company considers its risk of loss to be acceptable due in part to the reduced amount of such indebtedness at December 31, 1995, as well as during the first quarter of 1996. Accordingly, the Company has not hedged such risk at December 31, 1995 and will review this policy on a continuing basis. These improvements were partially offset by a $785,000 loss recognized due to the permanent impairment of an available for sale security. In 1994, the $5,187,000 reduction in Investment and other income (expense), net from 1993 was due to two factors. The Company realized a foreign currency transaction loss of $2,124,000 in 1994, as compared to a net foreign currency transaction gain of $901,000 realized in 1993, related to the Company's decision not to hedge its Swiss denominated debt. In addition, the Company recognized increased losses on investments in 20% to 50% owned affiliates as a result of the Company's share of ISI's loss, which was $4,409,000, being included in Investment and other income (expense), net for the year ended December 31, 1994. In 1993, the results of ISI were consolidated with the Company for the first nine months of the year, until the Company's ownership fell below 50%. The results of operations for ISI have been accounted for on the equity method since the fourth quarter of 1993, and the Company recognized a $1,599,000 loss in 1993 related to its equity investment in ISI. The above losses were partially offset by increased gains realized on the sale of certain investments in 1994.

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

Selling, general, and administrative expenses
                                 5

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

Accounting developments

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Statement 121 requires the Company to estimate the future cash flows expected to result from the use and eventual disposition of its property, plant and equipment and other long lived assets, and if the sum of such cash flows is less than the carrying amount of these assets, to recognize an impairment loss to the extent, if any, that the carrying amount of the assets exceeds their fair values. The Company believes that expected future cash flows derived from these assets will be at least equal to their carrying values, and that no impairment loss will be indicated.
                                  7

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

The Company has sufficient cash, cash equivalents and marketable securities and borrowing availability under existing and potential lines of credit (See Note 9(a) and (d) to the consolidated financial statements) to satisfy its cash requirements for its Swiss Franc denominated indebtedness due in 1996, which totaled approximately $1,998,000 at December 31, 1995, and was fully redeemed during the first quarter of 1996.
At December 31, 1995, approximately $4,000,000 was available to the Company under MXL's and GP's credit agreements. In order for the Company to meet its long-term cash needs, which include the repayment of approximately $6,749,000 of 12% Subordinated Debentures scheduled to mature in 1997, the Company must obtain additional funds from various sources. The Company has historically reduced its long-term debt through the issuance of equity securities in exchange for long-term debt. In addition to its ability to issue equity securities, the Company believes that it has sufficient marketable long-term investments, as well as the ability to obtain additional funds from its operating subsidiaries and the potential to enter into new credit arrangements. At December 31, 1995, the Company had classified 250,000 shares of Duratek stock valued at $3,563,000 as marketable securities, as a result of the transfer from long-term investments to trading securities. On March 20, 1996, Duratek filed a registration statement with the Securities and Exchange Commission relating to a proposed offering of 3,600,000 shares of common stock, of which 2,500,000 shares (3,040,000 shares if the underwriters' over-allotment option is exercised) will be sold by Duratek and 1,000,000 will be sold by the Company. After the sale of the 1,000,000 shares of Duratek common stock, the Company will still own 1,948,000 shares of Duratek common stock. The
                                 8

Company reasonably believes that it will be able to accomplish some or all of the above transactions in order to fund the scheduled repayment of the Company's 12% Subordinated Debentures.

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

Item 8. Financial Statements and Supplementary Data are hereby amended and restated in its entirety as follows:

                                                        Page

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENTS OF NATIONAL PATENT DEVELOPMENT
 CORPORATION AND SUBSIDIARIES:

  Independent Auditors' Report                           13
  Consolidated Balance Sheets - December 31, 1995
   and 1994                                              14

  Consolidated Statements of Operations - Years ended
   December 31, 1995, 1994, and 1993                     16

  Consolidated Statements of Changes in Stockholders'
   Equity - Years ended December 31, 1995, 1994,
    and 1993                                             18

  Consolidated Statements of Cash Flows - Years ended
   December 31, 1995, 1994, and 1993                     20

  Notes to Consolidated Financial Statements             22

SUPPLEMENTARY DATA (Unaudited)

  Selected Quarterly Financial Data                      52

FINANCIAL STATEMENTS OF GSE SYSTEMS, INC.: *

GSE SYSTEMS, INC. AND SUBSIDIARIES: *

  Report of Independent Accountants                     55

  Consolidated Balance Sheets as of December 31,
   1994 and 1995                                        56

_________

* The financial statements of (1) GSE Systems, Inc. and
Subsidiary ("GSES"), (2) Simulation Systems & Services
Technologies Company and MSHI, Inc, (3) GP International
Engineering & Simulation, Inc. and (4) EUROSIM AB are included herein in accordance with Rule 3-09 of Regulation S-X.

  Consolidated Statements of Operations for the
   period April 14, 1994 through December 31,
   1994 and for the year ended December 31, 1995                   58

  Consolidated Statements of Stockholders' Equity
   (Deficit) for the period April 14, 1994
   through December 31, 1994 and for the year
   ended December 31, 1995                                         59

  Consolidated Statements of Cash Flows for the
   period April 14, 1994 through December 31,
   1994 and for the year ended December 31, 1995                60

  Notes to Consolidated Financial Statements                    61

SIMULATION SYSTEMS & SERVICES TECHNOLOGIES
COMPANY AND MSHI, INC.: *

  Report of Independent Accountants                             79

  Consolidated Statements of Operations for
   the eight months ended August 31, 1993,
   for the four months ended December 31, 1993,
   and for the period January 1, 1994 through
   April 13, 1994                                               80

  Consolidated Statements of Stockholder's Equity
   for the eight months ended August 31, 1993,
   for the four months ended December 31, 1993
   and for the period January 1, 1994 through
   April 13, 1994                                               81

  Consolidated Statements of Cash Flows for the
   eight months ended August 31, 1993, for the
   four months ended December 31, 1993 and for the
   period January 1, 1994 though April 13, 1994                 82

  Notes to Consolidated Financial Statements                    84

  GP INTERNATIONAL ENGINEERING & SIMULATION, INC.: *

  Report of Independent Accountants                             91
_________

* The financial statements of (1) GSE Systems, Inc. and
Subsidiary ("GSES"), (2) Simulation Systems & Services
Technologies Company and MSHI, Inc, (3) GP International
Engineering & Simulation, Inc. and (4) EUROSIM AB are included herein in accordance with Rule 3-09 of Regulation S-X.

  Statements of Operations for the year ended December
  31, 1993 and for the period January 1, 1994
  through April 13, 1994                                            92

  Statements of Stockholder's Equity (Deficit) for
   the year ended December 31, 1993 and for the
   period January 1, 1994 through April 13, 1994                    93

  Statements of Cash Flows for the year ended December
   31, 1993 and for the period January 1, 1994
   through April 13, 1994                                           94

  Notes to Consolidated Financial Statements                        95

  EUROSIM AB: *

  Report of Independent Accountants                                100

  Statements of Operations for the year ended December
   31, 1993 and for the period January 1, 1994
   through April 13, 1994                                          101

  Statements of Stockholder's Equity for the year ended
   December 31, 1993 and for the period January 1,
   1994 through April 13, 1994                                     102

  Statements of Cash Flows for the year ended December
   31, 1993 and for the period January 1, 1994
   through April 13, 1994                                          103

   Notes to Financial Statements                                   104
_________

* The financial statements of (1) GSE Systems, Inc. and
Subsidiary ("GSES"), (2) Simulation Systems & Services
Technologies Company and MSHI, Inc, (3) GP International
Engineering & Simulation, Inc. and (4) EUROSIM AB are included herein in accordance with Rule 3-09 of Regulation S-X.

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

         NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share data)

Years ended December 31,            1995      1994       1993
Revenues
Sales                           $185,025  $204,774   $185,846
Investment and other income
 (expense), net (including
 interest income of $555,
 $360 and $875)                    1,129    (1,808)     3,379
                                 186,154   202,966    189,225
Costs and expenses

Cost of goods sold               156,703   172,215    158,872
Selling, general and
 administrative                   29,984    34,301     34,255
Research and development             388       431      2,847
Interest                           5,019     6,458      8,199
                                 192,094   213,405    204,173
Gain on disposition of stock of
 a subsidiary and an affiliate     3,768                3,795
Gain on issuance of stock by a
 subsidiary and affiliates         5,912                1,353
Unrealized gain on transfer from
 long-term investments to
 trading securities                3,183

Minority interests                (1,104)     (209)     2,376

Income (loss) before income taxes,
 discontinued operation
 and extraordinary item            5,819   (10,648)    (7,424)

Income tax expense (benefit)       1,787       749       (575)
Income (loss) before discontinued
 operation and extraordinary
 item                              4,032   (11,397)    (6,849)

Discontinued operation
Loss from operations                (331)   (1,789)      (947)
Loss on disposal, including
 provision of $100 in 1994 for
 operating losses during
 phase-out-period                 (2,610)     (785)

Loss from discontinued operation  (2,941)   (2,574)      (947)
Income (loss) before
 extraordinary item                1,091   (13,971)    (7,796)

        NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

           (in thousands, except shares and par value per share)

Years ended December 31,            1995      1994        1993

Extraordinary item

Extinguishment of debt,
 (net of income tax)                (79)                1,819

Net income (loss)                $ 1,012  $(13,971)  $ (5,977)

Income (loss) per share  *
Income (loss) before discontinued
 operation and extraordinary
 item                            $   .60   $ (2.10)   $ (1.60)

Discontinued operation              (.44)     (.47)      (.22)
Extraordinary item                  (.01)                 .42
Net income (loss) per share      $   .15   $ (2.57)   $ (1.40)



       See accompanying notes to consolidated financial statements.

* All periods have been restated to reflect the effect of the one for four reverse stock split (See Note 16 to the consolidated financial statements).

                        NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                        Consolidated Statements of Changes in Stockholders'Equity

                              Years ended December 31, 1995, 1994, and 1993

                 (in thousands, except shares, par value per share and per share amounts)


                                                                                         Net
                                                                                  unrealized
                                              Class B   Capital in            gain (loss) on     Minimum     Total
                                    Common    capital       excess                available-     pension    stock-
                                     stock      stock       of par                 for-sales     liability  holders'
                                ($.01 Par)  ($.01 Par)       value    Deficit     securities    adjustment  equity
Balance at December 31, 1992        $ 40 *       $1 *     $96,833*   $(33,051)                              $63,823
Exercise of stock options
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

                 Consolidated Statements of Changes in Stockholders' Equity (Continued)

                              Years ended December 31, 1995, 1994, and 1993

                (in thousands, except shares, par value per share and per share amounts)

                                                                                          Net
                                                                                   unrealized
                                Class B     Capital in                         gain (loss) on  Minimum     Total
                                 Common        capital     excess                  available-  pension     stock-
                                  stock          stock     of par                   for-sales liability  holders'
                             ($.01 Par)     ($.01 Par)      value    Deficit       securities adjustment  equity

Balance at December 31, 1994       60*            1*      120,038*   (53,151)                    (1,783)  65,165
Minimum pension liability
 adjustment                                                                                        (911)   (911)
Net unrealized gain on
 available-for-sales securities                                                           343                343
Net income                                                             1,012                               1,012
Issuance of stock in connection
 with Swiss Bonds                   6                       3,725                                          3,731
Issuance and sale of common stock   2                       1,046                                          1,048
Transfer from common stock issued
 subject to repurchase obligation                            610                                             610
Balance at December 31, 1995     $ 68          $ 1      $125,419    $(52,139)         $(1,440)   $ (911) $70,998


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

Foreign currency transactions.  The Company's Swiss Bonds (see
Note 11) are subject to currency fluctuations and the Company has hedged portions of such debt from time to time, but not within the three year period ended December 31, 1995. During the years
                                 22
ended December 31, 1995, 1994, and 1993, the Company realized foreign currency transaction gains (losses) of $(1,066,000), $(2,124,000) and $901,000, respectively. These amounts are included in Investment and other income (expense), net. At December 31, 1995, the Company had not hedged its Swiss Franc obligations. The Company's 54% owned subsidiary, the American Drug Company (See Note 5) conducts its business primarily in U.S. dollars.

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

Concentrations of credit risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and accounts receivable. The Company places its cash investments with high quality financial institutions and limits the amount of credit exposure to any one institution. With respect to accounts receivable, 33% are related to United States government contracts, and the remainder are dispersed among various industries, customers and geographic regions.
                                23

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

     In December 1994, as part of the above transaction, SGLG distributed its shares of GTS Duratek, Inc. (Duratek) common stock, totaling 3,950,000 shares, on a pro rata basis to its
                                24
shareholders. Therefore, the Company received 3,630,538 shares of Duratek, and the minority shareholders received the remaining 319,462 shares.

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

In connection with the transaction, Carlyle will have the right, through its preferred stock, to elect a majority of Duratek's
Board of Directors.  Upon conversion of the preferred stock,
                                 26

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

On July 12, 1993, the Company commenced an Exchange Offer for its Swiss Franc denominated Bonds and its Dual Currency Bonds. (See
Note 11(b)). As a result of the inclusion of a portion of the Company's shares of Common Stock of ISI as part of the consideration in the Exchange Offer, the Company's ownership in ISI fell below 50%, and therefore, commencing during the third quarter of 1993, the Company accounted for the results of ISI on
                                27
the equity basis.

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

The amended MXL Loan Agreement provides for a $1,500,000 revolving credit facility (the "MXL Revolving Credit Facility")
                               30
and a $4,500,000 term loan, which was adjusted to a balance of $3,960,000 at November 1, 1995 (the "MXL Term Loan"). The MXL Revolving Credit Facility is a three year committed facility which allows MXL to borrow amounts equal to 25% of Eligible Inventory (as defined) and 80% of Eligible Receivables (as defined) at an interest rate of 1% in excess of the prime rate. As of December 31, 1995, there were no borrowings under the MXL Revolving Credit Facility and the balance of the MXL Term Loan was $3,713,000. MXL had $822,000 available under its Revolving Credit Facility at December 31, 1995. At December 31, 1995, under the terms of the revolving credit agreement, approximately $2,000,000 was available to the Company. The amended MXL Term Loan is repayable in 16 quarterly payments of approximately $247,500, which commenced on October 31, 1995. The MXL Term Loan bears interest at 1.375% in excess of the prime rate, and was 9.875% at December 31, 1995. The facilities are secured by all of the assets (other than certain equipment) of MXL and by 815,625 shares of common stock of ISI and 637,500 shares of common stock of GP, which were contributed to MXL in connection with the forgoing transactions.

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

(b) On June 10, 1994, the Company commenced an Exchange Offer for up to 60% of its Swiss denominated 8% Bonds due March 1, 1995, 6% Convertible Bonds due March 7, 1995, 5.75% Convertible Bonds due May 9, 1995, 5.625% Convertible Bonds due March 18,
                                   33

1996 and 7% Dual Currency Bonds due March 18, 1996, ("the Bonds"). The Company offered for exchange its Common Stock with a value of $1,000 for each $1,000 principal amount of the Bonds. In addition, the Company offered for exchange its Common Stock with a value of SFr. 1,000 for each SFr. 1,000 principal amount of the Bonds. Accrued interest on the Bonds accepted for exchange by the Company was paid in Common Stock of the Company. The purpose of the Exchange Offer was to reduce the Company's long-term indebtedness and related interest expense.

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

    On the Expiration Date the Company accepted the following amounts of Old Bonds for exchange: SFr. 3,640,000 of the 6% Bonds due March 7, 1995, SFr. 1,125,000 of the 5.75% Bonds due May 9, 1995, SFr. 2,765,000 of the 5.625% Bonds due March 18, 1996, SFr.
16,806,000 of the 8% Bonds due March 1, 1995 and $882,000 of the 7% Bonds due March 18, 1996. Under the terms of the Offer, which included all unpaid accrued interest thereon, the Company issued the following amounts of consideration to the exchanging bondholders: a) 346,397 shares of Common Stock, valued at $5,582,000, b) 667,134 shares of ISI Common Stock, valued at $2,536,000, c) 667,134 shares of Duratek Common Stock, valued at $2,536,000, d) $3,340,080 principal amount of New 5% Bonds which
                                 34
will be convertible into 191,959 shares of the Common Stock, and
e) $1,099,368 in cash. The Company recorded an original issue discount on the New 5% Bonds of 10%. At December 31, 1995, $2,309,000 of the New 5% Bonds were outstanding.

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

(g) During the third quarter of 1987,the Company issued $12,500,000 of Subordinated Debentures (Debentures) which mature in 1997. Each $100 principal amount Debenture was sold with warrants to purchase one share of the Company's common stock at a price of $74.00 per share. In connection with the terms of the Debentures, the Company is subject to certain covenants which limit the amount that may be used for the payment of dividends and for the purchase of the Company's outstanding equity securities (common or Class B). In September 1990, under the terms of an Indenture, the Debentures became exchangeable for the Company's Common Stock, for the remaining term of the Debentures, at a price of approximately $20.00 per share. In 1995 and 1994, zero and $35,000, respectively, of Debentures were converted into zero and 1,761 shares, respectively, of the Company's Common Stock. At December 31, 1995, the Debentures are convertible into approximately 339,000 shares of the Company's Common Stock. At December 31, 1995, the Company was precluded from paying dividends under the terms of the Debentures.

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

(j) On April 7, 1995, the Company entered into a $5,000,000 Term Loan Agreement with a bank, of which the Company received approximately $4,910,000 after closing fees. The interest rate is at the bank's prime rate of interest plus 2%. At December 31, 1995, the interest rate was 10.5%. The Term Loan is payable in sixteen consecutive quarterly installments, commencing on June 30, 1996. The first fifteen installments will be $250,000 and
                                  36
the last installment shall be $1,250,000. The Company has used a portion of the proceeds in July 1995 to repay and refinance certain of its Swiss denominated long-term debt due in 1995 and 1996. The Term Loan is secured by certain assets of the Company and requires the Company to meet certain financial covenants.

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

15. Discontinued operation

In December 1994, the Company decided to sell its Eastern Electronics Manufacturing Corporation (Eastern) subsidiary, which was the only company in the Electronics segment. As a result of the decision to sell Eastern, the Company reflected Eastern as a discontinued operation. In 1994, the Company wrote down various assets to their estimated net realizable value and recorded a $100,000 reserve for the cost of discontinuing Eastern, totaling $1,570,000. Net realizable value of the segment's fixed assets was estimated based upon a prior appraisal and net realizable value of the segment's inventories was estimated based upon negotiations with a prospective purchaser in a bulk sale transaction. Goodwill was written off as non-recoverable. The total loss for discontinued operation recognized in 1994 was $2,574,000, of which $1,789,000, which included an $800,000 write-down of inventories, was from operations and $785,000 was a loss on disposal, which was comprised of: (a) a $200,000 write-down of property and equipment; (b) a $485,000 write-off of goodwill relating to Eastern; (c) $100,000 for expected losses through the date of disposal. In 1995,the Company recognized a loss from discontinued operation of $2,941,000, of which a total of $2,610,000 was a loss on disposal incurred on the sale of inventory ($1,550,000), write-offs of accounts receivable
                               42

($360,000) and sales of fixed assets ($700,000). At the time the Company adopted a plan of disposal in December 1994, the Company was in negotiations to sell a substantial portion of its specific use inventory. These negotiations subsequently broke off and the Company therefore fully reserved this inventory in 1995. The December 31, 1994 estimated net realizable value of Eastern's fixed assets was based upon a prior appraisal, but the actual sale in 1995 resulted in less proceeds than prior estimates. Receivable write-offs in 1995 were caused when the Company liquidated its assets rather than selling its inventory as part of a continuing business, therefore making it more difficult to collect the outstanding receivables. In addition, $331,000 in operating expenses were incurred during 1995. The Company sold or otherwise liquidated substantially all of Eastern's assets during 1995. It plans to sell its remaining fixed assets during the first six months of 1996, and to recover its current assets during 1996. The segment's current assets, consisting principally of trade receivables, are stated at estimated net realizable value based upon a review of collectibility. The carrying amount of property and equipment was determined based on discussions with prospective buyers.

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

                              Common Stock               Class B Capital Stock
Options and warrants      Price Range    Number          Price Range    Number
outstanding                 per share    of shares       per share    of shares
December 31, 1992         $9.00 -24.00   1,145,401       $9.00        387,500
Granted                   11.50 -16.50       4,500
Exercised                  9.00 -20.60     (43,782)
Terminated                 9.00 -22.50     (11,760)
December 31, 1993          9.00 -24.00   1,094,359        9.00        387,500
Granted
Exercised                  9.00            (10,774)
Terminated                 9.00 -18.00      (6,570)
December 31, 1994          9.00 -24.00   1,077,015        9.00        387,500
Granted                    8.375- 8.50     451,239        8.50        125,000
Exercised
Terminatd                  9.00 -20.50    (651,182)
December 31, 1995          8.375-24.00     877,072        8.50-9.00   512,500
Options and warrants
 exercisable

December 31, 1993          9.00 -24.00   1,079,420        9.00        387,500
December 31, 1994          9.00 -24.00   1,072,228        9.00        387,500
December 31, 1995          8.375-24.00     770,685        8.50-9.00   512,500
Shares reserved for
 issuance
December 31, 1993                        2,846,865                    387,500
December 31, 1994                        3,339,368                    387,500
December 31, 1995                        2,106,665                    512,500

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

20. Recent accounting developments

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Statement 121 requires the Company to estimate the future cash flows expected to result from the use and eventual disposition of its property, plant and equipment and other long lived assets, and if the sum of such cash flows is less than the carrying amount of these assets, to recognize an impairment loss to the extent, if any, that the carrying amount of the assets exceeds their fair values. The Company believes that expected future cash flows derived from these assets will be at least
                                 49
equal to their carrying values, and that no impairment loss will be indicated.

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

(b) In February 1986, Duratek completed its initial public offering of common stock. In connection with Duratek's public offering, the Company issued to certain officers of Duratek and the Company 358,609 options for the purchase of Duratek common stock owned by the Company at a price equal to the greater of (a) $1.75 per share or (b) the net book value per share of Duratek's common stock as of the end of the most recently completed fiscal quarter which ends not less than 60 days before the date of exercise of such option. In 1991, an additional 270,000 options for the purchase of Duratek common stock owned by the Company at a price of $1.90 per share were issued to certain employees and officers of the Company. Through December 31, 1995, 44,600
                                 50
options under the plan were exercised, 57,500 were cancelled, and at December 31, 1995, 465,750 options are currently exercisable. At December 31, 1995, the Company owned approximately 31% of Duratek (See Note 3).

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


                             GSE SYSTEMS, INC.
                                 FORM 10-K
                   FOR THE YEAR ENDED DECEMBER 31, 1994

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                       INDEX TO FINANCIAL STATEMENTS

                                                                   Page
GSE Systems, Inc. and Subsidiaries
  Report of Independent Accountants                                55
  Consolidated Balance Sheets as
    of December 31, 1994 and 1995                                  56
  Consolidated Statements of Operations
    for the period April 14, 1994 through December 31,
    1994 and for the year ended December 31, 1995                  57
  Consolidated Statements of Stockholders' Equity
    (Deficit) for the period April 14, 1994 through
    December 31, 1994 and for the year ended
    December 31, 1995                                              58
  Consolidated Statements of Cash Flows for the
    period April 14, 1994 through December 31, 1994
    and for the year ended December 31, 1995                       60
  Notes to Consolidated Financial Statements                       61

Simulation, Systems & Services Technologies Company and MSHI, Inc.
  Reports of Independent Accountants                               79
  Consolidated Statements of Operations for the
    eight months ended August 31, 1993, for the
    four months ended December 31, 1993, and for
    the period January 1, 1994 through April 13, 1994              80
  Consolidated Statements of Stockholder's Equity for
    the eight months ended August 31, 1993, for the four
    months ended December 31, 1993 and for the period
    January 1, 1994 through April 13, 1994                         81
  Consolidated Statements of Cash Flows for the eight
     months ended August 31, 1993, for the four months
     ended December 31, 1993 and for the period January
      1, 1994 through April 13, 1994                               82
  Notes to Consolidated Financial Statements                       84

GP International Engineering & Simulation, Inc.
  Report of Independent Accountants                                91
  Statements of Operations for the year ended
    December 31, 1993 and for the period January
    1, 1994 through April 13, 1994                                 92
  Statements of Stockholder's Equity (Deficit)
    for the year ended December 31, 1993 and for the
    period January 1, 1994 through April 13, 1994                  93
  Statements of Cash Flows for the year ended
    December 31, 1993 and for the period January 1,
    1994 through April 13, 1994                                    94
  Notes to Consolidated Financial Statements                       95

EuroSim AB
  Report of Independent Accountants                               100
  Statements of Operations for the year ended
    December 31, 1993 and for the period January
    1, 1994 through April 13, 1994                                101
  Statements of Stockholder's Equity for the year
    ended December 31, 1993 and for the period
    January 1, 1994 through April 13, 1994                        102
  Statements of Cash Flows for the year ended
    December 31, 1993 and for the period January 1,
    1994 through April 13, 1994                                   103
  Notes to Financial Statements                                   104

                      REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors and Stockholders of
GSE Systems, Inc.


We have audited the consolidated balance sheets of GSE Systems, Inc. and Subsidiaries (the Company) as of December 31, 1994 and 1995, and the related consolidated statements of operations, changes in stockholders'equity (deficit) and cash flows for the period April 14, 1994 (date of inception) to December 31, 1994 and for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GSE Systems, Inc. and Subsidiaries as of December 31, 1994 and 1995, and the results of their operations and their cash flows for the period April 14, 1994 (date of inception) to December 31, 1994 and for the year ended December 31, 1995, in conformity with generally accepted accounting principles.


                                      Coopers & Lybrand L.L.P.


Washington, D.C.
March 1, 1996

                    GSE SYSTEMS, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

              (in thousands, except share and per share data)
                                ASSETS

                                               December 31,   December 31,
                                                  1994            1995
Current assets:
 Cash and cash equivalents                     $  4,352        $   9,016
 Contract receivables                            20,261           26,912
 Inventories                                      1,837            2,293
 Prepaid expenses and other
   current assets                                 1,548           2,877
 Deferred income taxes                              902             409
   Total current assets                          28,900          41,507
Property and equipment, net                       3,741           3,468
Software development costs, net                     728           1,921
Goodwill and other intangible assets, net         5,098           2,348
Due from stockholder                              2,400           --
Deferred income taxes                               285           1,856
Other assets                                        160             260
   Total assets                               $  41,312        $ 51,360

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
 Accounts payable                            $    3,327         $ 5,830
 Accrued expenses                                 4,703           3,984
 Notes payable, current portion                   7,071              75
 Billings in excess of revenue earned             6,353          10,239
 Accrued contract reserves                        1,938             641
 Accrued warranty reserves                        2,855           2,119
 Other current liabilities                          586           1,061
 Income taxes payable                               409           1,012
   Total current liabilities                     27,242          24,961
Notes payable, less current portion               5,728             171
Billings in excess of revenues earned             5,792           2,485
Accrued contract and warranty reserves            1,893           1,495
Accrued facility costs                            1,451           1,103
Other liabilities                                   919             529
   Total liabilities                             43,025          30,744

Commitments and contingencies:
Redeemable preferred stock; 4,000 shares
 authorized, 2,400 and none issued and
 outstanding; stated and liquidation
 value of $1,000 per share                        2,400            --

Stockholders' equity (deficit):
 Common stock; $.01 par value, 8,000,000
 shares authorized, 2,500,000 and
 4,225,000 shares issued and outstanding     $      25              42
 Additional paid-in capital                         --          21,121
 Retained earnings (deficit) - at formation     (5,048)         (5,112)

 Retained earnings - since formation               923           4,413
  Pension liability adjustment                     (73)           (102)
 Cumulative translation adjustment                  60             254
   Total stockholders' equity (deficit)         (4,113)         20,616
   Total liabilities & stockholders'
   equity (deficit)                         $   41,312        $ 51,360

The accompanying notes are an integral part of these consolidated financial statements.

                    GSE SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                   (in thousands, except per share data)



                                        For the Period
                                        April 14 through    Year Ended
                                        December 31,        December 31,
                                             1994               1995


Contract revenue                             $ 33,637       $ 85,302
Cost of revenue                                25,538         57,376
   Gross profit                                 8,099         27,926
Operating expenses:
 Selling, general and administrative            5,311         19,745
 Depreciation and amortization                  1,000          2,173
 Total operating expenses                       6,311         21,918
   Operating income                             1,788          6,008
Interest expense                                  402            983
Other income                                     (192)          (364)
   Income before income taxes                   1,578          5,389
Provision for income taxes                        579          1,899
   Net income                                     999          3,490
Preferred dividends                                76             --
   Net income available to common shares     $    923       $  3,490
Earnings per common share                    $    .37       $   1.08


Weighted average common shares outstanding      2,500          3,218

      The accompanying notes are an integral part of these consolidated financial statements.

                           GSE SYSTEMS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                      For the Period April 14, 1994 through December 31, 1994
                               and the Year Ended December 31, 1995
                                          (in thousands)


                     Common Stock   Additional   Retained Earnings (Deficit)  Pension    Foreign
                                      Paid-in        At             Since     Liability  Currency
                    Shares  Amount    Capital      Formation        Formation Adjustment Translation Total
Balance, 4/14/94     --     $  --   $     --     $ 1,676            $   --     $   --     $    --    $ 1,676
Issuance of
 common stock         100       1         --         --                 --         --          --         1
Stock dividends     2,400      24         --         (24)               --         --          --        --
Issuance of
 preferred stock     --        --         --      (4,000)               --         --          --     (4,000)
Distribution to
 shareholder         --        --         --      (1,000)               --         --          --     (1,000)
Notes payable to
 shareholder         --        --         --      (1,700)               --         --          --     (1,700)
Preferred dividend   --        --         --         --                (76)        --          --        (76)
Foreign currency
 translation         --        --         --         --                 --         --          60         60
Pension liability
 adjustment          --        --         --         --                 --        (73)         --        (73)
Net income           --        --         --         --                999         --          --         999

Balance,
 December 31, 1994  2,500      25         --      (5,048)              923        (73)         60      (4,113)
Issuance of common
 stock              1,725      17     21,121         --                 --         --          --      21,138
Distribution to
 shareholder         --        --         --         (64)               --         --          --         (64)
Foreign currency
 translation         --        --         --          --                --          --         194         194
Pension liability
 adjustment          --        --         --          --                --        (29)         --          (29)
Net income           --        --         --          --             3,490         --          --        3,490
Balance, December
 31, 1995           4,225   $  42    $21,121   $  (5,112)          $ 4,413     $ (102)       $ 254     $20,616

     The accompanying notes are an integral part of the consolidated financial statements

                                        59

                                 GSE SYSTEMS, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (in thousands)

                                                 For the Period
                                                 April 14 through  Year Ended
                                                 December 31,      December 31,
                                                    1994              1995

Cash Flows From Operating Activities:
Net income                                       $     999         $  3,490
Adjustments to reconcile net income to net
cash provided by (used in)operating activities:
 Depreciation and amortization                       1,351            2,645
 Provisions for doubtful contract receivables
   and inventory reserve                                72               83
 Deferred income taxes                                 152              582
 Changes in assets and liabilities, net of
 effects of acquisitions:
   Contract receivables                              8,150           (5,955)
   Inventories                                          19              271
   Prepaid expenses and other current assets          (220)          (1,205)
   Other assets                                         (7)            (150)
   Accounts payable and accrued expenses               (317)          2,145
   Billings in excess of revenue earned              (4,686)            383
   Accrued contract and warranty reserves            (2,116)         (2,605)
   Other current liabilities                            586            (157)
   Income taxes payable                                 287             603
   Accrued facility costs                              (278)           (348)
   Other liabilities                                     26              (1)
Net cash provided by (used in) operating activities   4,018            (219)
Cash Flows From Investing Activities:
   Payment for purchase of Process Solutions         (2,000)            --
 Capital expenditures                                  (468)          (1,041)
 Capitalization of software development costs           --            (1,664)
Net cash used in investing activities                (2,468)          (2,705)
Cash Flows From Financing Activities:
 Borrowings (repayment) under lines of
 credit with bank                                     1,517           (4,236)
 Borrowings from (repayment to) Vattenfall              478           (1,411)
 Principal payments under capital lease obligations     (49)             (69)
 Principal payments under term note                  (1,042)          (7,882)
 Payment to shareholder at formation                 (1,000)             (64)
 Payment on shareholder notes                          (767)              --
 Net proceeds from sale of common stock                   1            21,138
 Redemption of preferred stock                       (1,600)           (2,400)
 Preferred dividends                                    (76)           --
 Repayment of amounts due from stockholder            3,000             2,400
Net cash provided by financing activities               462             7,476
Effect of exchange rates on cash                         70               112
Net increase in cash and cash equivalents             2,082             4,664
Cash and cash equivalents at beginning of period      2,270             4,352
Cash and cash equivalents at end of period        $   4,352         $   9,016

The accompanying notes are an integral part of these consolidated financial statements.
                                       60

                    GSE SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Business

 GSE Systems, Inc. (the "Company") designs, develops and delivers business and technology solutions by applying process control, data acquisition, simulation, and business software, systems and services to the energy, process and manufacturing industries worldwide. The Company was formed on April 13, 1994 through the consolidation of operations of Simulation, Systems & Services Technologies Company ("S3 Technologies"), GP International Engineering & Simulation, Inc. ("GPI") and EuroSim AB ("EuroSim") (collectively, the "Predecessors"). In December 1994, the Company expanded into the process control and data acquisition business through the acquisition of the net assets of the process control systems division of Texas Instruments Incorporated ("TI"), which now does business as GSE Process Solutions, Inc. ("Process Solutions").

2.   Summary of significant accounting policies

Formation of the Company

 The Company was formed through the contribution of the businesses of S3 Technologies (and its immediate parent), GPI and EuroSim by their parent organizations, ManTech International Corporation ("ManTech") and certain of its employees and related parties, National Patent Development Corporation ("NPDC") and NPDC's affiliates, SGLG, Inc. (formerly named GPS Technologies, Inc. and hereinafter called "GPS") and General Physics Corporation ("GPC"), and Vattenfall Engineering AB ("Vattenfall"). In exchange, the contributors received shares of Common Stock of the Company. In addition, ManTech received shares of preferred stock of the Company and Vattenfall received cash and notes. In light of the equality of interests of the Company's principal stockholders, there was no identifiable acquirer in the consolidation. Thus, the assets and liabilities of each of the businesses contributed were recorded at historical cost. (See Note 14).

Principles of consolidation

 The accompanying consolidated financial statements include the results of operations of the Company and its wholly-owned subsidiaries: S3 Technologies, GPI, EuroSim, and Process Solutions' domestic and international operations (since the dates of their acquisition). All intercompany balances and transactions have been eliminated.

Accounting estimates

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

 Cash and cash equivalents consist of cash on hand and short-term highly liquid investments with original maturities of less than three months at the date of purchase. The Company had restricted cash of approximately $129,000 at
                                      61

                    GSE SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1994 relating to cash held in escrow to collateralize bid bonds issued for prospective new contracts.

Supplemental disclosures of cash flow information (in thousands):

                                         For the Period
                                        April 14 through    Year Ended
                                         December 31,  December 31,
                                             1994           1995

Cash paid for:
 Interest                                    $ 381          $ 880
 Income taxes                                $  11          $ 767

 Supplemental schedule of non-cash investing and financing activities:

   As discussed in Note 3, the Company acquired Process Solutions' domestic operations in December 1994 and international operations in the second quarter of 1995. In conjunction with these acquisitions, the purchase price consisted of the following (in thousands):


                                         For the Period
                                        April 14 through    Year Ended
                                        December 31,   December 31,
                                             1994           1995

Cash paid                                    $ 2,000         $   --
Short-term notes payable issued                2,000             --
Long-term notes payable issued                 4,839           1,043
Total fair value of acquisitions             $ 8,839         $ 1,043

Inventories

 Inventories are stated at the lower of cost, as determined by the average cost method, or market. Obsolete or unsaleable inventory is reflected at its estimated net realizable value. Inventory costs include raw materials and purchased parts.

 A summary of inventories is as follows (in thousands):

                                                  December 31,
                                               1994      1995
Raw materials                                $  992    $1,524
Service parts                                   845       769
 Total                                       $1,837    $2,293

Property and equipment

 Property and equipment is recorded at cost and depreciated using the straight-line method with estimated useful lives ranging from three to ten years. Leasehold improvements are amortized over the life of the lease or the estimated useful life, whichever is shorter, using the straight-line method.
                                    62

                    GSE SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upon sale or retirement, the cost and related amortization is eliminated from the respective accounts and any resulting gain or loss is included in income. Maintenance and repairs are charged to expense as incurred.

Software development costs

 In compliance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, certain computer software development costs are capitalized in the accompanying consolidated balance sheets. Capitalization of computer software development costs begins upon the establishment of technological feasibility. Capitalization ceases and amortization of capitalized costs begins when the software product is commercially available for general release to customers. Amortization of capitalized computer software development costs is included in cost of revenues and is provided at the greater of the amount computed using (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues or (b) the straight-line method over the remaining estimated economic life of the product, not to exceed five years.

Research and development

 Development expenditures incurred to meet customer specifications under contracts accounted for under the percentage of completion method are charged to contract costs. Company sponsored research and development expenditures are charged to operations as incurred and are included in selling, general and administrative expenses. The amount incurred for Company sponsored research and development activities relating to the development of new products and services or the improvement of existing products and services, exclusive of amounts capitalized, was approximately $963,000 for the period April 14, 1994 to December 31, 1994 and $2,945,000 during 1995.

Goodwill and other intangible assets

 Intangible assets consist of amounts relating to goodwill, backlog and proposal values, all arising from acquisitions. Backlog and proposal values are estimated by management and represent the fair value of the profit to be earned on uncompleted contracts and on future contracts for which bids have been submitted. Goodwill represents the excess of purchase price over the fair value of net tangible and intangible assets acquired. These amounts are amortized on a straight-line basis over periods ranging from three to four years for backlog and proposal values and ten to fifteen years for goodwill.

 At each balance sheet date, management evaluates the recoverability of intangible assets using certain financial indicators, such as historical and future ability to generate income from operations. The Company's policy is to record an impairment loss against the net unamortized cost of the intangible asset in the period when it is determined that the carrying amount of the asset may not be recoverable. This determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business operates, or if the expected future net cash flows (undiscounted and without interest) would become less than the carrying amount of the asset.
                                      63

                    GSE SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Foreign currency translation

 Balance sheet accounts for foreign operations are translated at the exchange rate at the balance sheet date, and income statement accounts are translated at the average exchange rate for the period. The resulting translation adjustments are included as a separate component of stockholders' equity. Transaction gains and losses included in income were not significant.

Revenue recognition

 Revenue under long-term fixed-price contracts generally is accounted for on the percentage-of-completion method, based on contract costs incurred to date and estimated costs to complete. Estimated contract earnings are reviewed and revised periodically as the work progresses and the cumulative effect of any change is recognized in the period in which the change is determined. Estimated losses are charged against earnings in the period such losses are identified. The remaining liability for contract costs to be incurred in excess of contract revenue is reflected as accrued contract reserves in the Company's consolidated balance sheet. Revenue from sales of other products is recorded when the products are shipped. The Company has no significant vendor obligations or collectibility risk associated with its product sales.

Warranties

 As the Company recognizes revenue under the percentage-of-completion method, it provides an accrual for estimated future warranty costs based on historical and projected claims experience.

Income taxes

 Deferred income taxes are provided under the asset and liability method. Under this method, deferred income taxes are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense consists of the Company's current liability for federal, state and foreign income taxes and the change in the Company's deferred income tax assets and liabilities. No provision has been made for the undistributed earnings of the Company's foreign subsidiaries as they are considered permanently invested.

Earnings per share

 Net income per common share is computed based on the weighted average number of shares of Common Stock outstanding during the period. The difference between primary and fully-diluted per share amounts is insignificant.

Concentration of credit risk

 Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and contract
                                    64

                    GSE SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

receivables. The Company restricts investments of temporary cash to financial institutions with high credit standing. Credit risk on contract receivables is mitigated by the nature of the Company's worldwide customer base and its credit policies. The Company's customers are not concentrated in any specific geographic region, but are concentrated in the energy and manufacturing industries. No single customer accounted for a significant (greater than 10%) amount of the Company's revenue and there were no significant contract receivables from a single customer. The Company performs a credit evaluation before extending credit and may require letters of credit, bank guarantees or advance payments. Thereafter, the Company continues to monitor its contract receivables exposure after giving effect to letters of credit, bank guarantees, the status of work performed on contracts, and its customers' financial condition.

Off balance sheet risk and foreign exchange contracts

 The Company enters into forward exchange contracts, options and swaps as a hedge against certain foreign currency commitments. The Company also enters into letters of credit and performance guarantees in the ordinary course of business as required by certain contracts and proposal requirements.

Gains and losses on foreign exchange contracts and swaps are recognized as part of the cost of the underlying transactions being hedged. Foreign exchange contracts have an element of risk that the counterparty may not be able to meet the terms of the agreement. However, the Company minimizes such risk exposure by limiting counterparties to nationally recognized financial institutions. Foreign exchange options contracts permit but do not require the Company to exchange foreign currencies at a future date with counterparties at a contracted exchange rate. Costs associated with such contracts are amortized over the life of the contract matching the underlying receipts.

New accounting pronouncements

 In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS 121, which is required to be adopted by January 1, 1996, establishes accounting standards for the impairment of long-lived assets, certain intangible assets and cost in excess of net assets related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.

 In October 1995, the FASB issued SFAS 123, Accounting for Stock-Based Compensation. SFAS 123, which is required to be adopted by January 1, 1996, established financial accounting and reporting standards for stock-based employee compensation plans, and establishes accounting standards for issuance of equity instruments to acquire goods and services from non-employees.

 The Company does not expect that adoption of SFAS 121 and 123 will have a material effect on its consolidated financial position, consolidated statement of income, or liquidity.

                    GSE SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Process Solutions acquisition

 The Company acquired the net assets of the domestic operations of Process Solutions on December 30, 1994 and the international operations in the second quarter of 1995. This acquisition has been accounted for under the purchase method. The financial results of Process Solutions have been included in the results of operations from the date of acquisition. The purchase price was allocated to assets and liabilities based on estimated fair values as of the date of the acquisition. The excess of the purchase price over net tangible and intangible assets acquired was allocated to goodwill.

 The aggregate purchase price for the net assets of Process Solutions was $9,882,000. The domestic acquisition was financed through a promissory note payable in the amount $4,839,000 with a five year term (the "TI Five-Year Note"), a short-term promissory note payable in the amount of $2,000,000 and cash from operations of the Company in the amount of $2,000,000. On completion of the acquisition of the international operations, and a final adjustment to the purchase price for the domestic operations, $1,043,000 was added to the TI Five-Year Note. The TI Five-Year Note and the short-term promissory note bore an interest rate of 8%. The TI Five-Year Note was guaranteed by the Company and certain of its stockholders. The TI Five-Year Note and the short-term promissory note were fully repaid in 1995.

 The Company is also required to make quarterly performance payments to TI equal to 15% of the revenue it earns between December 30, 1994 and December 30, 1999 attributable to the Real Time Business Controls portion of the acquired business with a minimum payment of $750,000 and a maximum payment of $4,000,000. The minimum amount of $750,000 has been accrued and recorded as goodwill, and all additional payments above $750,000 will be recorded as goodwill if paid. The book value of assets acquired was $14,952,000 and liabilities assumed was $6,070,000. The acquisition resulted in a goodwill of $2,427,000, consisting of a purchase price premium of $1,000,000 over book value, acquisition and severance costs of $677,000 and the minimum performance payment of $750,000, that will be amortized over fifteen years.

Pro forma information (unaudited)

 As discussed above, the Company acquired the domestic operations of Process Solutions in December 1994 and its international operations in the second quarter of 1995. Further, as discussed in Note 12, the Company consummated the initial public offering of its Common Stock, selling 1,725,000 shares of Common Stock at $14.00 per share in August 1995. Part of the proceeds from the initial public offering were used to pay down all outstanding indebtedness. Pro forma supplementary earnings per share showing what the earnings would have been if the acquisition and payment of debt had taken place at the beginning of each period are presented below. The appropriate number of shares of Common Stock whose sale proceeds would have been required to pay down the outstanding indebtedness during each period presented below are included in the weighted average number shares outstanding for that period.

                    GSE SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                   Twelve Months  Twelve Months
                                       Ended          Ended
                                    December 31,   December 31,
                                       1994           1995
                                (in thousands, except per share data)

Pro Forma Revenues                    $91,400        $86,319
Pro Forma Net Income                  $ 3,208        $ 3,666
Pro Forma Earnings Per Share          $  0.99        $  1.16
Weighted Average Number of
 Shares Outstanding                     3,243          3,156

 The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition and the payment of debt have been made at the beginning of the above periods. In addition, they are not intended to be a projection of future results.

                    GSE SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Fair values of financial instruments

The estimated fair values of the Company's financial instruments were as follows (in thousands):

                                   December 31, 1994           December 31, 1995

                             Carrying  Fair         Notional/    Carrying  Fair    Notional/
                             Amount    Value     Contract Value  Amount   Value   Contract Value
Cash and cash equivalents    $ 4,352   $ 4,352      $      --    $ 9,016  $ 9,016    $      --
Short-term portion of debt   $ 7,071   $ 7,071      $      --    $    75  $    75    $      --
Long-term portion of debt    $ 5,728   $ 5,728      $      --    $   171  $   171    $      --
Redeemable preferred stock   $ 2,400   $ 2,400      $      --    $    --  $    --    $      --
Foreign currency instruments:
 Options                     $   349   $   124      $   6,096    $   326  $   188    $  5,004
 Forward contracts           $    --   $(1,308)     $  10,368    $   721  $   870    $ 12,470
 Swaps                       $   473   $    81      $   1,835    $   209  $   206    $  1,667


 The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents

 The carrying amounts approximate fair value because of the short-term maturity of the instruments.

Short-term portion of debt

 The carrying amounts approximate fair value due to the short-term maturity of the instruments.

Long-term portion of debt

 Fair value estimates were based on market prices for the same or similar issues or on the current rates offered to the Company for similar debt of the same maturities.

Redeemable preferred stock

 The fair value of the redeemable preferred stock is based on the stated liquidation value.

Foreign currency instruments

 Fair value estimates were based on quotes from financial institutions.

5.   Contract receivables and billings in excess of revenue earned

 Contract receivables represent balances due from a broad base of both domestic and international customers. Due to the various billing and payment terms, none of these individual customer balances is significant (more than
                                   68

                    GSE SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10%). All contract receivables are considered to be collectible within twelve months. The components of contract receivables are as follows (in thousands):

                                                            December 31,
                                                          1994        1995
Billed receivables                                     $ 15,133  $ 16,205
Recoverable costs and accrued profit - not billed         5,661    11,643
Allowance for doubtful accounts                            (533)     (936)
    Total contract receivables                         $ 20,261  $ 26,912

 Recoverable costs and accrued profit - not billed represent costs incurred and profit accrued on contracts that will become billable upon future milestones or completion of contracts.

 Revisions in estimated contract costs at completion are reflected in the period during which facts and circumstances necessitating such a change first become known. The effect of changes in estimates of contract profits was to decrease gross profit by $633,000 during the period from April 14, 1994 through December 31, 1994 and increase gross profit by $1,019,000 during 1995 from that which would have been reported had the revised estimate been used as the basis of recognition of contract profits in the preceding periods.

 At December 31, 1995, the total estimated contract revenues and costs at completion for two international contracts include claims revenue, which is equal to estimated future costs, of $1,200,000. The Company has valid claims far in excess of the $1,200,000 of costs. To the extent claims received are less than $1,200,000, the shortfall will reduce the contract earnings in 1996.

6.   Property and equipment

 Property and equipment consists of the following (in thousands):

                                                  December 31,
                                                1994        1995
Computer equipment                           $ 2,494     $ 4,052
Leasehold improvements                         1,889       1,473
Furniture and fixtures                           743         769
                                               5,126       6,294
Accumulated depreciation and amortization     (1,385)     (2,826)
 Property and equipment, net                 $ 3,741     $ 3,468


 Depreciation and amortization expense of property and equipment was $585,000 and $1,407,000 for the period April 14,1994 through December 31, 1994 and for 1995, respectively.

                    GSE SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Software development costs

 Software development cost, net, consists of the following (in thousands):

                                                     December 31,
                                                     1994      1995
Capitalized software development costs            $ 2,354   $ 4,018
Accumulated amortization                           (1,626)   (2,097)
Software development costs, net                   $   728   $ 1,921


 Software development costs capitalized were $0 in 1994 and $1,664,000 in 1995. Amortization of software development costs capitalized was $351,000 and $471,000 for the period April 14 through December 31, 1994 and year ended December 31, 1995, respectively, and are included within cost of revenue.

8.   Goodwill and other intangible assets

 Goodwill and other intangible assets consist of the following (in thousands):


                    December 31, 1994             December 31, 1995
                         Other                         Other
               Goodwill Intangibles Total    Goodwill  Intangibles Total

Cost            $ 3,896   $ 1,990   $ 5,886  $ 2,744   $  --       $ 2,744
Accumulated
 amortization      (125)     (663)     (788)    (396)     --          (396)
 Total          $ 3,771   $ 1,327   $ 5,098  $ 2,348   $  --       $ 2,348

 Amortization expense for goodwill and other intangible assets was $67,000 and $348,000, respectively, for the period from April 14, 1994 through December 31, 1994 and $270,000 and $497,000, respectively for 1995.

 As discussed in Note 11, the Company reduced the valuation allowance (against deferred tax assets) that was set up in connection with the acquisition of S3 Technologies in August 1993. This resulted in a corresponding reduction of goodwill by $829,000 and other intangibles by $829,000 arising out of the S3 Technologies acquisition.

9.   Accrued expenses

 Accrued expenses consist of the following (in thousands):

                                                      December 31,
                                                    1994        1995
Accrued vacation, severance and other benefits   $ 2,721     $ 2,037
Accrued compensation and payroll taxes             1,511       1,806
Due to stockholders and affiliates                   471         141
 Total                                           $ 4,703     $ 3,984

                    GSE SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.   Notes payable and financing arrangements

 Notes payable and financing arrangements consisted of the following (in thousands):

                                                  December 31,
                                                     1994     1995
Lines of credit with bank                         $ 4,236   $    --
TI short-term promissory note                       2,000        --
TI five-year note                                   4,839
Vattenfall promissory notes                         1,411        --
Capital lease obligations                             313       246
 Total notes payable and financing arrangements    12,799       246
Less amounts payable within one year               (7,071)      (75)
 Long-term portion                                $ 5,728   $   171

Lines of Credit

 At December 31, 1995, the Company (through its subsidiaries) had three lines of credit amounting to $15,100,000, none of which had borrowings outstanding as of such time. Subsequent to the year end, S3 Technologies terminated its two lines of credit with NationsBank and established a single facility under more favorable terms with CoreStates Bank, N.A. ("CoreStates"), as discussed below. Also discussed below, certain favorable modifications were made to the existing Process Solutions line of credit subsequent to the year end.

 At December 31, 1995, S3 Technologies had two line of credit agreements with NationsBank. The purpose of these lines of credit was to support letters of credit for foreign contracts, margin requirements on forward contracts and working capital requirements. The first line of credit provided a $7,000,000 line of credit with NationsBank through June 30, 1996, bore interest at the bank's prime rate (8.5% at December 31, 1995), and was guaranteed by the Export-Import Bank of the United States ("EXIM"). S3 Technologies was able to draw on this line of credit to the extent it had obtained guaranties from certain of its stockholders. As of December 31, 1995, there were guaranties authorizing $4,800,000 of draws on the line. The second line of credit, established in September 1994, totaled $1,100,000, bore interest at the bank's prime rate plus 1/2% (9.0% at December 31, 1995) and matured on January 31, 1996. The line was guaranteed by both the Company and ManTech and amounts outstanding were insured by the Maryland Industrial Development Financing Authority ("MIDFA").

 Process Solutions obtained a $6,000,000 line of credit facility from CoreStates in January 1995 for working capital, capital expenditures and letter of credit requirements. The line of credit bore interest at the bank's prime rate plus 1% (9.5% at December 31, 1995), was to expire on February 29, 1996, and was partially guaranteed by ManTech. The borrowings under this line of credit were collateralized with substantially all of the assets of Process Solutions. In October 1995, this line of credit was increased to a $7,000,000 line when MIDFA agreed to insure up to $1,000,000 of Process Solutions' obligations to the bank.

                    GSE SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 In August 1995, the Company utilized $2,500,000 of the proceeds from its initial public offering to pay down all indebtedness under the aforementioned lines of credit, and, at December 31, 1995, there were no outstanding borrowings under such lines of credit.

 On January 30, 1996, S3 Technologies terminated each of its two lines of credit from NationsBank and established a $7,000,000 line of credit with CoreStates. EXIM has guaranteed 90% of outstanding principal amounts under this line of credit. S3 Technologies' obligations under this line of credit are also guaranteed by the Company. The line of credit is collateralized by S3 Technologies' contract receivables and inventory. This line of credit expires January 1, 1998, subject to earlier termination upon the expiration of the EXIM guaranty (currently effective through July 31, 1996).

 On February 23, 1996, Process Solutions and CoreStates agreed to modifications of certain provisions of the existing $7,000,000 line of credit in order that they conform with corresponding provisions of the newly established S3 Technologies line of credit. These modifications include the release of ManTech's partial guaranty, the establishment of a guaranty from the Company for all of Process Solutions' obligations under the line of credit, and the reduction of the interest rate to the bank's prime rate. The availability of this line of credit has been extended through January 1, 1998, subject to earlier termination upon the expiration of the EXIM guaranty for the S3 Technologies line of credit (currently effective through July 31, 1996).

 The aforementioned lines of credit also contain certain negative covenants which restrict the Company from, among other things, incurring additional indebtedness, entering into merger, consolidation or acquisition transactions, disposing of all or substantially all of its assets, creating liens on assets, and creating guaranty obligations. Further, the Company is required to comply with certain financial ratios, including minimum levels of debt to net worth and cash flow to fixed obligations, and is also required to provide the bank with certain periodic financial reports.

Other debt

 The Company has entered into a capital lease agreement for property and equipment. This obligation bears interest at 10% per annum and expires on December 31, 1998.

Debt maturities

 Aggregate maturities of debt as of December 31, 1995 are as follows (in thousands): 1996, $75; 1997, $82; and 1998, $89.


11.  Income taxes

 The consolidated income before income tax, by domestic and foreign sources, is as follows (in thousands):

                    GSE SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   For the Period
                                  April 14 through        Year Ended
                                  December 31, 1994    December 31, 1995

Domestic                           $   305             $  3,540
Foreign                              1,273                1,849
 Total                             $ 1,578             $  5,389


 Provision for income taxes is as follows (in thousands):

                                  For the Period
                                  April 14 through        Year Ended
                                  December 31, 1994    December 31, 1995

Current:
    Federal                        $  250              $    151
    State                              35                    26
    Foreign                           140                   508
                                      425                   685
Deferred:
    Federal                          (130)                1,124
    State                              (8)                   90
    Foreign                            292                   --
                                       154                1,214
                                    $  579             $  1,899


 The provision for income taxes varies from the amount of income tax determined by applying the applicable U.S. statutory rate to pre-tax income as a result of the following:

                                   For the Period
                                   April 14 through        Year Ended
                                   December 31, 1994    December 31, 1995

Statutory U.S. tax rate                 34.0%                    34.0%
State income tax, net of federal
 tax benefit                             2.1%                     2.7%
Effect of foreign operations,
 including foreign tax credits           --                       2.4%
Amortization of goodwill and
 other intangible assets                 1.8%                      .5%
Reduction in valuation allowance          --                     (3.6)%
Research and development credit           --                     (1.5)%
Others                                  (1.2)%                     .7%
Effective tax rate                      36.7%                    35.2%


 At December 31, 1995, the Company had available $3,324,000 of federal net operating loss carryforwards which expire in 2007. These carryforwards will be utilized to reduce taxable income in subsequent years. The net operating
                                      73

                    GSE SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

losses were generated by the subsidiaries prior to the formation of the Company and, as a result, there are limitations on the amounts that can be utilized to offset taxable income in a given year.

 Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. A summary of the tax effect of the significant components of deferred income taxes is as follows (in thousands):


                                                           December 31,
                                            1994              1995
                                        Deferred Tax       Deferred Tax
                                     Asset/(Liability)   Asset/(Liability)

Contract loss reserves                  $    413         $    196
Property and equipment                      (193)            (177)
Accrued liabilities                          230              277
Net operating loss carryforwards           1,297            1,220
Book reserves not deductible for
 tax purposes                              1,346            1,685
Software licenses                            220             (465)
Deferred revenues                            780              691
Others                                       (67)              58
                                           4,026            3,485
Valuation allowance                       (2,839)          (1,220)
                                        $  1,187         $  2,265

 Most of the valuation allowance relating to the realizability of net operating loss carryforwards and other deferred tax assets was determined as part of the purchase accounting adjustment made at the time S3 Technologies was acquired by ManTech. During 1995, the Company reduced the valuation allowance by $1,619,000, of which $1,354,000 reduced goodwill and other intangibles arising out of the acquisition of S3 Technologies. The valuation allowance at December 31, 1995 relates to the future utilization of net operating loss carryforwards that expire in year 2007; the Company has determined these carryforwards to be not realizable at this time. To the extent the valuation allowance is reduced, it must first be applied to any remaining goodwill that arose from the acquisition of S3 Technologies.

12.   Common Stock

 The Company has authorized the issuance of up to 8,000,000 shares of Common Stock and 2,500,000 of these shares were issued and outstanding at December 31, 1994.

 In April 1995, the Board of Directors and stockholders of the Company approved a stock dividend pursuant to which each outstanding share of Common Stock was converted into 25 shares. The change in the Company's Common Stock for the stock dividend has been given retroactive effect for the period April 14, 1994 through December 14, 1994.

                    GSE SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 In August 1995, the Company consummated the initial public offering of its Common Stock, selling 1,725,000 shares of Common Stock, including the underwriter's overallotment option of 225,000 shares, for $14.00 per share. The initial public offering resulted in net proceeds to the Company of approximately $21,138,000 after deducting underwriting discounts and offering expenses payable by the Company. With this, there were 4,225,000 shares issued and outstanding at December 31, 1995.

13.   Stock option plan

 Pursuant to the Company's 1995 Long-Term Incentive Plan (the "Plan"), on July 27, 1995, the Company granted to employees stock options to acquire an aggregate of 252,500 shares of Common Stock at an exercise price of $14.00 per share, the initial public offering price of the Common Stock. Upon election to the Company's Board of Directors on August 1, 1995, each of the four independent directors was granted an option to acquire 1,500 shares of Common Stock at an exercise price of $14.00 per share pursuant to the Plan. On October 11, 1995, the Company made similar grants to employees to acquire 36,500 shares of Common Stock at an exercise price of $14.00 per share, which was the fair market value at the date of the grant. In connection with service on the Company's Board of Directors from August 1, 1995 through December 31, 1995, each of the Company's four independent directors was granted an option, as of December 31, 1995, to acquire 629 shares of Common Stock at an exercise price of $14.00 per share, which was the fair market value at the date of the grant. All of the options described above expire ten years from the date of the grant and generally become exercisable in three installments with 40% vesting on the first anniversary of the date of grant and 30% vesting on each of the second and third anniversaries of the date of grant, subject to acceleration under certain circumstances. At December 31, 1995, 127,484 shares are still available for future grants under this incentive plan.

14.   Mandatorily redeemable preferred stock

 The Company has authorized the issuance of up to 4,000 shares of Series A Preferred Stock. The Series A Preferred Stock is redeemable and has a stated and liquidation value of $1,000 per share, and entitles the holder to receive an annual dividend equal to 3.75% of the stated value payable quarterly in arrears on March 31, June 30, September 30, and December 31. The Series A Preferred Stock is subject to a mandatory redemption at the stated value at the holder's option as a whole or in part at any time after the occurrence of certain events.

 In connection with the formation of the Company on April 13, 1994, the Company issued 4,000 shares of Series A Preferred Stock to ManTech. On December 14, 1994, the Company received notice from ManTech requesting redemption of the 4,000 shares, including all accrued and unpaid dividends. The redemption was paid in two installments of $1,600,000 on December 15, 1994 and $2,400,000 on January 3, 1995. There were $46,000 of accrued and unpaid dividends at December 31, 1994 related to the Series A Preferred Stock.

                    GSE SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.   Commitments and contingencies

Leases

 The Company is obligated under certain noncancelable operating leases for office facilities and equipment. Future minimum lease payments under noncancelable operating leases as of December 31, 1995 are approximately as follows (in thousands):

1996                                                   $    3,928
1997                                                        2,667
1998                                                        2,344
1999                                                        1,908
2000                                                        1,861
Thereafter                                                  1,846
                                                      $    14,554

 Total rent expense under operating leases was $999,000 for the period April 14, 1994 to December 31, 1994 and $2,267,000 for 1995. Rent expense is net of amortization of $407,000 for 1994 and $322,000 for 1995 for excess facility costs. At December 31, 1994 and 1995, the Company had accrued $1,744,000 and $1,451,000, respectively, of excess facility costs.

Letters of credit

 As of December 31, 1995, the Company and certain of its subsidiaries were contingently liable under letters of credit totaling $1,459,000. Further, the performance of certain of the Company's customer contracts is collateralized by performance guarantees totaling $8,423,000 and letters of credit totaling $220,000, furnished by its subsidiaries' respective former parent organizations prior to the formation of the Company on April 13, 1994.

16.   Related party transactions

 Upon consummation of the initial public offering on August 1, 1995, a management fee of $981 per day, previously due to certain stockholders, was eliminated. Such management fee, was included within selling, general and administrative expenses and amounted to $257,000 for the period from April 14, 1994 through December 31, 1994 and $204,000 for 1995.

 S3 Technologies subleases office space to ManTech at market price based on square footage used. For the period April 14 through December 31, 1994 and for the year 1995, such charges amounted to $61,000 and $46,000, respectively.
S3 Technologies purchases computer run-time from ManTech; such charges amounted to $63,000 in 1995. GPC historically has performed services as a subcontractor on certain GPI contracts and GPI may continue to subcontract with GPC from time to time. The Company believes that the terms of such transactions are at least as favorable to the Company as would be available from an independent third party, and that any future subcontracting with GPC will be entered into on similar terms. For the period April 14 through December 31, 1994 and year 1995, such subcontract costs amounted to $89,000 and $51,000, respectively. (Also see Notes 1, 10 and 14.)
                                       76

                    GSE SYSTEMS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.   Employee benefits

 The Company maintains non-qualified and qualified supplemental defined benefit plans for certain retired employees. Net periodic pension expense for the periods ended December 31, 1994 and 1995 was $29,000 for each such period and the recorded unfunded liability related to these plans was $134,000 as of December 31, 1994 and $132,000 as of December 31, 1995. Due to the immateriality of these plans, actuarial plan information has not been presented.

 The Company also has a qualified defined contribution plan that covers substantially all employees and complies with Section 401(k) of the Internal Revenue Code. Under this plan, the Company's stipulated basic matching contribution matches a portion of the participants' contributions based upon a defined schedule. Contributions are invested by an independent investment company in one or more of several investment alternatives. The choice of investment alternatives is at the election of each participating employee. The Company's contributions to the plan were approximately $134,000 and $484,000 for the period April 14, 1994 through December 31, 1994 and the year 1995, respectively.

18.   Financial information by geographic area

 The Company operates in a single industry segment: it designs, develops and delivers business and technology solutions to the energy, process and manufacturing industries worldwide. Revenues, income from operations and identifiable assets for the Company's United States, European and Asian operations are as follows (in thousands).

                      For the Period April 14 through December 31, 1994
                    United States  Europe    Eliminations    Consolidated

Revenues               $ 29,403    $ 4,234   $      --          $ 33,637
Transfers between
 geographic locations       550         50         (600)              --
Total revenues         $ 29,953    $ 4,284   $     (600)        $ 33,637

Income from operations    1,205    $ 1,183   $     (600)        $  1,788
Identifiable assets    $ 39,823    $ 3,639   $   (2,150)        $ 41,312


                                      Year Ended December 31, 1995
                       United States Europe  Asia   Eliminations Consolidated
Revenues               $ 76,251      $7,050  $2,001 $  --        $ 85,302
Transfers between
  geographic locations    1,173        --      --    (1,173)        --
Total revenues         $ 77,424      $7,050  $2,001 $(1,173)     $ 85,302

Income from operations $  4,724      $1,628  $    7 $  (351)     $  6,008
Identifiable assets    $ 46,630      $7,298  $2,337 $(4,905)     $ 51,360

                    GSE SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 The Company has intercompany distribution arrangements with its subsidiaries. The basis of these arrangements, disclosed below as transfers between geographic locations, is principally at market prices.

 Domestic and export sales from the Company's United States operations in thousands of dollars and as a percentage of revenues are as follows:

                             For the Period
                            April 14 through              Year Ended
                            December 31,               December 31,
                                1994                   1995

Domestic                    $ 7,913   26.9%          $ 34,464  45.2%
Export:
 Germany                      6,336   21.5%             8,039  10.5%
 Remaining Western Europe     5,578   19.0%            12,400  16.3%
 Russia                       6,413   21.8%             9,135  12.0%
 Remaining Eastern Europe       961    3.3%             4,547   5.9%
 Asia                         2,202    7.5%             6,853   9.0%
 South America and others      --     --                  813   1.1%
                           $ 29,403  100.0%          $ 76,251  100.0%

19.   Summary of quarterly financial data (unaudited)

                                   Three months ended
                         March 31, June 30,  Sept. 30, Dec. 31,  Total
                          1995      1995      1995      1995      1995

Contract Revenue        $19,016   $22,825   $21,186   $22,275   $85,302
Gross profit            $ 5,815   $ 7,200   $ 7,073   $ 7,838   $27,926
Net income              $   571   $   826   $ 1,010   $ 1,083   $ 3,490

Earnings per
 common share           $  0.23   $  0.33   $  0.28   $  0.26   $  1.08

                                   Three months ended
                         March 31, June 30,  Sept. 30, Dec. 31,  Total
                          1995      1995      1995      1995      1995

Contract Revenue         $ 11,135  $11,885   $ 12,032  $ 12,095  $ 47,147
Gross profit             $  3,372  $ 2,766   $  2,844  $  3,045  $ 12,027
Net income2              $    478  $   375   $    331  $    385  $  1,569

Earnings per
 common share            $   0.19  $  0.15   $   0.12  $   0.14  $   0.60


 1 Historical results of operations for the Predecessors for the periods beginning January 1 through April 13, 1994 include the combined results of operations on a historical cost basis of S3 Technologies, GPI and EuroSim.

 2   After preferred dividend of $38,000 in the third and fourth quarter of
1994.

                         REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors and Stockholders of
Simulation, Systems & Services Technologies Company and MSHI, Inc.


We have audited the consolidated statements of operations, stockholder's equity and cash flows for the four month period ended December 31, 1993, and for the period January 1, 1994 through April 13, 1994 of Simulation, Systems & Services Technologies Company and its immediate parent company, MSHI, Inc. (formerly a wholly-owned subsidiary of ManTech International Corporation). We have also audited the statements of operations, stockholder's equity and cash flows of Simulation, Systems & Services Technologies Company (formerly a wholly-owned subsidiary of Bicoastal Corporation) for the eight month period ended August 31, 1993. These financial statements are the responsibility of the companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Simulation, Systems & Services Technologies Company and its immediate parent company, MSHI, Inc. for the four month period ended December 31, 1993, and for the period January 1, 1994 through April 13, 1994, and the results of operations and cash flows of Simulation, Systems & Services Technologies Company for the eight month period ended August 31, 1993, in conformity with generally accepted accounting principles.


                                      Coopers & Lybrand L.L.P.


Washington, D.C.
March 31, 1995

                SIMULATION, SYSTEMS & SERVICES TECHNOLOGIES COMPANY
                     (including its immediate parent MSHI, Inc.)

(formerly a wholly owned subsidiary of ManTech International Corporation for the periods ended December 31, 1993 and April 13, 1994, and formerly a wholly owned subsidiary of Bicoastal Corporation for the period ended August 31,
1993)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                               (in thousands)

                                 Eight month    Four month     For the period
                                 period ended   Period ended   January 1, 1994
                                 August 31,     December 31,   to April 13,
                                    1993            1993          1994

Contract revenue                 $ 20,822       $ 12,065       $  8,271
Cost of revenue                    22,977          9,169          5,943
   Gross profit (loss)             (2,155)         2,896          2,328
Operating Expenses:
  Selling, general and
  administrative                    4,572          2,350          1,473
  Depreciation and amortization       475            366            324
   Total operating expenses         5,047          2,716          1,797
   Operating income (loss)         (7,202)           180            531
Interest expense                       12              5             40
Other (income) expense                 57              5             (3)
   Income (loss) before income taxes
   and cumulative effect of change
   in accounting principle         (7,271)           170            494
Provision (benefit) for income taxes   --             65            444
   Net income (loss) before cumulative
   effect of change in accounting
   principle                       (7,271)           105             50
Cumulative effect of change in
  accounting principle                 --             --            --
   Net income (loss)             $ (7,271)      $    105       $     50

The accompanying notes are an integral part of these financial statements.

                SIMULATION, SYSTEMS & SERVICES TECHNOLOGIES COMPANY
                     (including its immediate parent MSHI, Inc.)

(formerly a wholly owned subsidiary of ManTech International Corporation for the periods ended December 31, 1993 and April 13, 1994, and formerly a wholly owned subsidiary of Bicoastal Corporation for the period ended August 31,
1993)




               CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                                 (in thousands)



                                   Common          Additional      Retained
                                   Stock        Paid-in-Capital    Earnings

Balance, January 1, 1993           $    1       $  12,749          $    618
Net loss                               --            --              (7,271)

Balance, August 31, 1993                1          12,749            (6,653)
Adjustment to reflect purchase
 of the Company                        (1)        (12,749)            6,653
Capitalization of the Company           1              49               --

Balance, September 1, 1993              1              49               --
Net Income                             --              --               105

Balance, December 31, 1993              1              49               105
Net income                             --              --                50

Balance, April 13, 1994            $    1       $      49         $     155

The accompanying notes are an integral part of these financial statements.

          SIMULATION, SYSTEMS & SERVICES TECHNOLOGIES COMPANY
              (including its immediate parent MSHI, Inc.)

(formerly a wholly owned subsidiary of ManTech International Corporation for the periods ended December 31, 1993 and April 13, 1994, and formerly a wholly owned subsidiary of Bicoastal Corporation for the period ended August 31, 1993)


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                 Eight months   Four Months    For the Period
                                       ended       Ended       January 1, 1994
                                    August 31,  December 31,     to April 13,
                                      1993         1993             1994

Cash Flows From Operating Activities:
Net income (loss)                  $ (7,271)    $    105        $      50
Cumulative effect of change in
 accounting principle                    --           --               --
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
   Non-cash losses expensed in
   net income                            75           --               --
 Depreciation and amortization          475          366              324
 Change in assets and liabilities:
   Contract receivables               1,487        2,283           (1,683)
   Inventories                          105          (26)             (13)
   Foreign currency options              --       (1,257)             472
   Prepaid expenses and other current
    assets                             (261)         270             (223)
   Deferred tax assets                   --          268              942
   Other assets                          87           --               --
   Accounts payable                   1,165         (445)            (257)
   Accrued salaries                    (717)        (214)             (90)
   Billings in excess of revenue earned 578        4,735            5,228
   Accrued facility costs                84         (214)             (14)
   Accrued contract and warranty
     reserves                         3,795         (794)          (1,536)
   Accrued retirement                    19           --                9
Net cash (used in) provided by
   operating activitie                 (379)       5,077            3,209

Cash Flows From Investing Activities:
 Purchase of S3 Technologies, net of
 acquired cash                           --       (6,041)             --
 Purchase of property and equipment    (172)        (250)           (276)
 Investment in joint ventures            --         (153)             --
Net cash used in investing activities  (172)      (6,444)           (276)

                SIMULATION, SYSTEMS & SERVICES TECHNOLOGIES COMPANY
                     (including its immediate parent MSHI, Inc.)

(formerly a wholly owned subsidiary of ManTech International Corporation for the periods ended December 31, 1993 and April 13, 1994, and formerly a wholly owned subsidiary of Bicoastal Corporation for the period ended August 31,
1993)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (in thousands)

Cash Flows From Financing Activities:
 Borrowings                                --        1,250         2,719
 Repayment of borrowings                   --           --          (208)
 Proceeds from sale of common stock        --           50            --
 Principal payments under capital lease   (38)         (20)          (15)
 Increase (decrease) in payable to
  stockholder                             648           86        (5,487)
Net cash provided by (used in)
 financing activities                     610        1,366        (2,991)

Net increase (decrease) in cash
 and cash equivalents                      59           (1)         (58)
Cash and cash equivalents at
  beginning of period                       0           59           58
Cash and cash equivalents at end
 of period                              $  59       $   58      $     0


   The accompanying notes are an integral part of these financial statements.

                SIMULATION, SYSTEMS & SERVICES TECHNOLOGIES COMPANY
                     (including its immediate parent MSHI, Inc.)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Business

 Simulation, Systems & Services Technologies Company is a designer, developer and supplier of high fidelity real-time simulation software, systems and services in the energy and manufacturing industries.

2.   Summary of significant accounting policies

Basis of presentation

 The accompanying consolidated financial statements represent the accounts of Simulation, Systems & Services Technologies Company and its immediate parent MSHI, Inc. (together referred to as "S3 Technologies"). MSHI, Inc. was a wholly-owned subsidiary of ManTech International Corporation ("ManTech") until April 13, 1994, at which time it became part of GSE Systems, Inc. (See
Note 11.) All intercompany transactions have been eliminated.

 On August 31, 1993, MSHI, Inc. acquired 100 percent of the issued and outstanding common stock of Simulation, Systems & Services Technologies Company from Aerospace Holdings Company, a wholly-owned subsidiary of Bicoastal Corporation. This acquisition was accounted for using the purchase method.

 Simulation, Systems & Services Technologies Company was previously acquired by Bicoastal Corporation on February 3, 1988. This acquisition was accounted for using the purchase method and the purchase price adjustments were pushed down into the financial statements.

 The consolidated financial statements presented reflect allocations of costs for general and administrative expenses and income taxes. Such costs and expenses have been allocated to the Company based on actual usage or other methods (i.e., proportional allocational method) that approximate actual usage. Management believes that the allocation methods used are reasonable and that allocated costs and expenses approximate what such amounts would be if the Company had operated on a stand alone basis.

Cash and cash equivalents

 Cash and cash equivalents consist of cash on hand and short-term highly liquid investments with original maturity dates of less than three months at the date of purchase.

Inventories

 Inventories are stated at the lower of cost, as determined by the average cost method, or market. Obsolete or unsaleable inventory is reflected at its estimated net realizable value. Inventory costs consist only of raw materials.

                SIMULATION, SYSTEMS & SERVICES TECHNOLOGIES COMPANY
                     (including its immediate parent MSHI, Inc.)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment

 Property and equipment are recorded at cost and depreciated using the straight-line method with estimated useful lives ranging from three to seven years. Leasehold improvements are amortized over the life of the lease or the estimated useful life, whichever is shorter, using the straight-line method. Prior to its acquisition, S3 Technologies used the sum of the years' digits method over lives ranging from four to 15 years. Upon sale or retirement, the cost and related accumulated depreciation or amortization are eliminated from the respective accounts and any resulting gain or loss is included in income. Maintenance and repairs are charged to expense as incurred.

Goodwill and other intangibles assets

 Intangible assets consist of amounts relating to goodwill, backlog and proposal values, all arising from acquisitions. Backlog and proposal values are estimated by management and represent the fair value of the profit to be earned on uncompleted contracts and on future contracts for which bids have been submitted. Goodwill represents the excess of purchase price over the fair value of net tangible and intangible assets acquired. These amounts are amortized on a straight-line basis over periods ranging from three to four years for backlog and proposal values and fifteen years for goodwill. Prior to the acquisition of S3 Technologies by ManTech, goodwill was amortized on a straight-line basis over 40 years. As a part of the purchase accounting adjustments made in connection with ManTech's acquisition of S3 Technologies, existing goodwill was eliminated.

 At each balance sheet date, management evaluates the recoverability of intangible assets using certain financial indicators, such as historical and future ability to generate income from operations. S3 Technologies' policy is to record an impairment loss against the net unamortized cost of the intangible asset in the period when it is determined that the carrying amount of the asset may not be recoverable. This determination is based on an evaluation of such factors as the occurrence of a significant event, a significant change in the environment in which the business operates, or if the expected future net cash flows (undiscounted and without interest) would become less than the carrying amount of the asset.

Revenue recognition

 Revenue under long-term fixed-price contracts generally is accounted for on the percentage-of-completion method, based on contract costs incurred to date and estimated costs to complete. Estimated contract earnings are reviewed and revised periodically as the work progresses and the cumulative effect of any change is recognized in the period in which the change is determined. Estimated losses are charged against earnings in the period such losses are identified. The remaining liability for contract costs to be incurred in

                SIMULATION, SYSTEMS & SERVICES TECHNOLOGIES COMPANY
                     (including its immediate parent MSHI, Inc.)

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

excess of contract revenues is reflected as accrued contract reserves in the Company's consolidated balance sheet. Revenues from sales of other products are recorded when the products are shipped. The Company has no significant vendor obligations or collectibility risk associated with its product sales.

Research and development

 Development expenditures incurred to meet customer specifications under contracts accounted for under the percentage of completion method are charged to contract costs. Company sponsored research and development expenditures are charged to operations as incurred and are included in selling, general and administrative expenses. The amounts incurred for Company sponsored research and development activities relating to the development of new products and services or the improvement of existing products and services were approximately $736,000, $156,000, and $343,000 for the eight month period ended August 31, 1993, the four month period ended December 31, 1993, and the period from January 1, 1994 through April 13, 1994, respectively.

Warranties

 As the Company recognizes revenue under the percentage of completion method, it provides an accrual for estimated future warranty costs on historical and projected claims experience.

Income Taxes

 Through April 13, 1994, the Company was included in the consolidated federal income tax returns of ManTech and, through August 31, 1993, Bicoastal Corporation. As such, the income and losses generated by the Company are used on an annual basis to reduce the overall tax liability of the other members of the consolidated group. The Company is reimbursed for the benefit provided to the consolidated group.

 The Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, effective January 1, 1992 and the cumulative effect of this change is reflected in the statement of operations. Under this standard, deferred income taxes are provided under the asset and liability method. This method requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense consists of the Company's current liability, computed on a separate company basis, for federal and state income taxes and the change in the Company's deferred income tax assets and liabilities.

                SIMULATION, SYSTEMS & SERVICES TECHNOLOGIES COMPANY
                     (including its immediate parent MSHI, Inc.)

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of credit risk

 Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of contract receivables. Credit risk on contract receivables is mitigated by the nature of the Company's worldwide customer base and its credit policies. The Company's customers are not concentrated in any specific geographic region, but are concentrated in the energy and manufacturing industries. The Company performs credit evaluation before extending credit and may require letters of credit, bank guarantees or advance payments. Thereafter, the Company continues to monitor its contract receivables exposure after giving effect to letters of credit, bank guarantees, the status of the work performed on the contract, or its customers' financial condition.

Off balance sheet risk and foreign exchange contracts

 The Company enters into forward exchange contracts and options as a hedge against certain foreign currency commitments. The Company also enters into letters of credit and performance guarantees in the ordinary course of business as required by certain contracts and proposal requirements.

 A significant portion of the Company's international revenue is received in a currency other than the currency in which the expenses relating to such revenue are paid. The Company attempts to offset or "hedge" its foreign currency exposure primarily by entering into foreign currency exchange agreements and purchasing foreign currency options. The former require the Company on a specified date, or during a specified period to exchange a set amount of foreign currency for United States dollars or another base currency at a specified exchange rate. The latter provide the Company with the option to exchange foreign currency for United States dollars or another base currency during a specified period or at a specified exchange rate. The Company utilizes these foreign exchange agreements and options only to reduce the impact of foreign currency fluctuations on its operating results and does not engage in foreign currency speculation. Foreign exchange contracts do not expose the Company to material risk because any losses on the contracts are offset by gains on the value of the foreign receivables being hedged. Foreign exchange options do not expose the Company to material risk since the Company has the right not to exercise the option.

 Foreign exchange contacts have an element of risk that the counterparty may not be able to meet the terms of the agreement. However, the Company minimizes such risk exposure by limiting counterparties to Paine Webber Financial Products Inc. and NationsBank, N.A. ("NationsBank"). Management believes that the risk of incurring such losses is immaterial. The Company has also entered into foreign exchange option contracts with NationsBank which permit but do not require the Company to exchange foreign currencies at a future date with the bank at a contracted exchange rate. Costs associated with such contracts are amortized over the life of the contract matching the underlying receipts.

 The fair values of foreign exchange forward contracts and foreign exchange options are estimated by obtaining quotes for such contracts with similar terms, adjusted where necessary for maturity differences. However, such fair
                                     87

                SIMULATION, SYSTEMS & SERVICES TECHNOLOGIES COMPANY
                     (including its immediate parent MSHI, Inc.)

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

values are offset by gains or losses on assets and liabilities hedged by such contracts and options. Furthermore, the costs of the contracts and options are included in the Company's estimates of costs and earnings on its long-term fixed price contracts. Accordingly, there is no significant difference between the recorded value and fair value of the Company's net foreign exchange position.

3.   Contract receivables

 Fixed-price contracts generated 93%, 91% and 89% of total revenue for the eight month period ended August 31, 1993, the four month period ended December 31, 1993, and for the period from January 1, 1994 through April 13, 1994, respectively.

 Revisions in estimated contract costs at completion are reflected in the period during which facts and circumstances necessitating such a change first became known. The effect of changes in estimates of contract profits was to decrease gross profit by $6,141,000 during the eight month period ended August 31, 1993 from that which would have been reported had the revised estimate been used as the basis of recognition of contract profits in the preceding periods.

4.   Depreciation and amortization expense

 Depreciation expense for the eight month period ended August 31, 1993, the four month period ended December 31, 1993, and the period January 1, 1994 through April 13, 1994, was $366,000, $169,000, and $148,000, respectively.

 Amortization expense for the eight months ended August 31, 1993, the four months ended December 31, 1993, and for the period from January 1, 1994 through April 13, 1994 was $109,000, $197,000, and $176,000, respectively.

5.   Capital lease expense

 Interest paid under this lease was $24,000, $11,000, and $8,000 for the eight month period ended August 31, 1993, the four month period ended December 31, 1993, and the period from January 1, 1994 through April 13, 1994, respectively.

6.   Income taxes

 The provisions (benefit) for income taxes on pre-tax earnings are as follows (in thousands):

                SIMULATION, SYSTEMS & SERVICES TECHNOLOGIES COMPANY
                     (including its immediate parent MSHI, Inc.)

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                              Eight months   Four months       For the period
                              ended          ended             January 1, 1994
                              August 31,     December 31,      to April 13,
                              1993           1993              1994

Current tax expense (benefit) $  --          $ (232)           $ (498)
Deferred tax expense             --             297               942
  Total provision (benefit)   $  --          $   65            $  444

     The provision for income taxes varies from the amount of income tax determined by applying the applicable U.S. statutory tax rate to pre-tax income as a result of the following:

                             Eight months    Four months       For the period
                             ended           ended             January 1, 1994
                             August 31,      December 31,      to April 13,
                             1993            1993              1994
Statutory U.S. tax rate      34.0%           34.0%             34.0%
Increase (decrease) in rate
 resulting from:
  State taxes, net of
   Federal benefit            2.8%            2.8%              2.8%
  Change in the valuation
   allowance                (36.6)%            --%             52.8%
  Goodwill amortization      (0.1)%           0.2%              0.2%
  Other                      (0.1)%           1.2%              0.1%
   Effective tax rate         0.0%           38.2%             89.9%

     At April 13, 1994 the Company had available $3,962,000 of net operating loss carryforwards which expire in 2007. These carryforwards will be utilized to reduce taxable income in subsequent years. The net operating losses were generated prior to the acquisition of the Company and there are limitations on the amounts that can be utilized to offset taxable income in a given year.

7.   Retirement plans

     The Company maintains a non-qualified supplemental defined benefit pension plan for certain retired employees. The amounts related to this plan are not material.

     The Company also maintains a qualified defined benefit pension plan for certain union employees. Pension expense for this plan was $6,000, and $3,000 and $29,000 for the eight month period ended August 31, 1993, the four month period ended December 31, 1993 and the period from January 1, 1994 through April 13, 1994, respectively.

     The Company established a qualified defined contribution plan during the first quarter of 1993, which covers substantially all employees, that complies with Section 401(k) of the Internal Revenue Code. Under this plan, the Company's stipulated basic matching contribution matches a portion of the participants' contributions based upon a defined schedule. Contributions are invested by an independent investment company in one or more of several
                                    89

                SIMULATION, SYSTEMS & SERVICES TECHNOLOGIES COMPANY
                     (including its immediate parent MSHI, Inc.)

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

investment alternatives. The choice of investment alternatives is at the election of each participating employee. The Company's contributions to the plan were $77,000, $58,000 and $63,000 for the eight month period ended August 31, 1993, the four month period ended December 31, 1993, and the period from January 1, 1994 through April 13, 1994, respectively.

8.   Rent expense

     Rent expense totaled $1,162,000, $306,000 and $404,000 for the eight month period ended August 31, 1993, the four month period ended December 31, 1993, and the period from January 1, 1994 through April 13, 1994, respectively. Rent expense is net of amortization of $274,000 for the period ended December 31, 1993 and $167,000 for the period ended April 13, 1994 for excess facility costs.

9.   Related party transactions

     Corporate allocations for overhead and general and administrative expenses were $0, $213,000, and $145,000 for the eight month period ended August 31, 1993, the four month period ended December 31, 1993, and the period from January 1, 1994 through April 13, 1994, respectively.

10.   Geographic and major customer information

     The Company earns a significant portion of its revenues from contracts outside of the United States, although it has no foreign operations. Revenues from these international sales are as follows (in thousands):

                          Eight months  Four months       For the period
                          ended         ended             January 1, 1994
                          August 31,    December 31,      to April 13,
                          1993          1993              1994
Germany                  $ 3,264        $ 2,357           $ 2,247
Russia                     2,886          1,941               714
Remaining Europe           2,295          1,496             1,330
China                      1,080            201                28
South Korea                  --              --             1,140
Taiwan                     1,206            775               398
Remaining Asia             1,535            587                 9
Other regions                 82             25                --
 Total international
  revenues               $12,348        $ 7,382           $ 5,866

     No customer accounted for 10% or more of revenues for the eight month period ended August 31, 1993, the four month period ended December 31, 1993 and for the period January 1, 1994 through April 13, 1994.

11.   Formation of GSE Systems, Inc.

     On April 13, 1994, the parent companies of the Company, GP International Engineering & Simulation, Inc., and EuroSim AB consolidated the operations of these subsidiaries into a new company, GSE Systems, Inc.

                     REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Directors and Stockholder of
GP International Engineering & Simulation, Inc.


We have audited the statements of operations, stockholder's equity (deficit) and cash flows of GP International Engineering & Simulation, Inc. (the "Company"), formerly a wholly-owned subsidiary of GPS Technologies, Inc. (now known as SGLG, Inc.), for the year ended December 31, 1993 and for the period January 1, 1994 through April 13, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of GP International Engineering & Simulation, Inc. for the year ended December 31, 1993, and for the period January 1, 1994 through April 13, 1994, in conformity with generally accepted accounting principles.

                                      Coopers & Lybrand L.L.P.


Washington, D.C.
March 31, 1995

              GP INTERNATIONAL ENGINEERING & SIMULATION, INC.

       (formerly a wholly-owned subsidiary of GPS Technologies, Inc.
                         (now known as SGLG, Inc.))

                         STATEMENTS OF OPERATIONS
                              (in thousands)

                                                     For the period
                                 Year Ended          January 1, 1994,
                                 December 31,        through April 13,
                                 1993                1994

Contract revenue                 $10,226             $ 3,642
Cost of revenue                   10,492               2,905
  Gross profit                      (266)                737

Operating expenses:
  Selling, general and
   administrative                  1,747                 381
  Depreciation and amortizatio        42                  26
    Total operating expenses       1,789                 407
    Operating income (loss)       (2,055)                330
Other expenses                        93                   3
    Income (loss) before
     income taxes                 (2,148)               327
Provision (benefit) for income
 taxes                              (788)               121
    Net income (loss)           $ (1,360)           $   206

The accompanying notes are an integral part of these financial statements.

              GP INTERNATIONAL ENGINEERING & SIMULATION, INC.

       (formerly a wholly-owned subsidiary of GPS Technologies, Inc.
                         (now known as SGLG, Inc.))

               STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

                              (in thousands)


                                        Common    Accumulated
                                        Stock             Deficit

Balance, January 1, 1993                $   1          $ (2,296)
Net loss                                  --             (1,360)

Balance, December 31, 1993                  1            (3,656)
Net income                                --                206

Balance, April 13, 1994                 $   1          $ (3,450)





The accompanying notes are an integral part of these financial statements.

              GP INTERNATIONAL ENGINEERING & SIMULATION, INC.

       (formerly a wholly-owned subsidiary of GPS Technologies, Inc.
                        (now known as SGLG, Inc.))


                         STATEMENTS OF CASH FLOWS
                              (in thousands)


                                                            For the period
                                           Year Ended       January 1, 1994,
                                           December 31,     through April 13,
                                           1993             1994

Cash Flows From Operating Activities:
   Net Income (loss)                       $ (1,360)        $ 206

   Adjustments to reconcile net income
    (loss) to net cash provided by
    (used in) operating activities:
         Depreciation and amortization          514           146
         Change in assets and liabilities:
     Contract receivables                       652          (153)
     Prepaid expenses and other                 (37)           (9)
     Accounts payable                            18           537
     Accrued salaries and related expenses       90          (168)
     Billings in excess of revenue earned     1,102          (893)
     Accrued warranty reserves                  228           281
     Accrued contract reserves                  271          (146)
Net cash provided by (used in) operating
  activities                                  1,478          (199)

Cash Flows From Investing Activities:
   Purchases of property, equipment,
    and software                               (142)          (39)
Net cash used in investing activities          (142)          (39)

Cash Flows From Financing Activities:
   Due to GPS Technologies, Inc.             (1,414)          225
Net cash (used in) provided by financing
   activities                                (1,414)          225

Net decrease in cash and cash equivalents       (78)          (13)
Cash and cash equivalents at beginning
   of period                                     91            13
Cash and cash equivalents at end of period  $    13        $   --



The accompanying notes are an integral part of these financial statements.

              GP INTERNATIONAL ENGINEERING & SIMULATION, INC.
       (formerly a wholly-owned subsidiary of GPS Technologies, Inc.
                         (now known as SGLG, Inc.))

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Business

 GP International Engineering & Simulation, Inc. ("GPI") is a designer, developer and supplier of high fidelity real-time simulation software, systems and services in the energy and manufacturing industries.


2.   Summary of significant accounting policies

Basis of presentation

 The accompanying financial statements represents the accounts of GPI, a wholly owned subsidiary of GPS Technologies, Inc. (hereinafter "GPS" and now known as SGLG, Inc.), until April 13, 1994, at which time it became part of GSE Systems, Inc. (See Note 9.)

 The financial statements presented reflect allocations of costs of shared facilities, overhead, general and administrative expenses and income taxes. Such costs and expenses have been allocated to the Company based on actual usages or other methods (i.e. proportional cost allocation method) that approximate actual usage. Management believes that the allocation methods used are reasonable and that allocated costs and expenses approximate what such amounts would be if the Company had operated on a standalone basis.

Cash and cash equivalents

 Cash and cash equivalents consist of cash on hand and amounts due from banks.

Property and equipment

 Property and equipment are recorded at cost and depreciated using the straight-line method with estimated useful lives ranging from three to ten years. Upon sale or retirement, the cost and related depreciation or amortization are eliminated from the respective accounts and the resulting gain or loss is included in income. Maintenance and repairs are charged to expense as incurred.

Revenue recognition

 Revenue under long-term fixed-price contracts generally is accounted for on the percentage-of-completion method, based on contract costs incurred to date and estimated costs to complete. Estimated contract earnings are reviewed and revised periodically as the work progresses and the cumulative effect of any change is recognized in the period in which the change is determined. Estimated losses are charged against earnings in the period such losses are identified. The remaining liability for contract costs to be incurred in excess of contract revenue is reflected as accrued contract reserves in the Company's balance sheet. Revenue from sales of other products is recorded when the products are shipped. The Company has no significant vender obligations or collectibility risk associated with its product sales.

              GP INTERNATIONAL ENGINEERING & SIMULATION, INC.
       (formerly a wholly-owned subsidiary of GPS Technologies, Inc.
                         (now known as SGLG, Inc.))

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Software development costs

 In compliance with Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, the Company has capitalized approximately $2,354,000 of computer software development costs. Software development costs are capitalized once technological feasibility is achieved, based on a detailed program design that is complete, has been confirmed and for which no high-risk development issues remain. Capitalization of costs ceases when the software is commercially available. Amortization of software development costs is computed using the straight-line method over the estimated economic life of the product of five years. Amortization expense was approximately $472,000, and $120,000 for the year ended December 31, 1993, and for the period January 1, 1994 through April 13, 1994, respectively.

Research and development

 Development expenditures incurred to meet customer specifications under contracts accounted for under the percentage of completion method are charged to contract costs. Company sponsored research and development expenditures are charged to operations as incurred and are included in selling, general and administrative expenses. The amounts incurred for research and development activities relating to the development of new products and services or the improvement of existing products and services were approximately $314,000 and $203,000 for the year ended December 31, 1993, and for the period January 1, 1994 through April 13, 1994, respectively.

Warranties

 As the Company recognizes revenue under the percentage of completion method, it provides an accrual for estimated future warranty costs based on historical and projected claims experience.

Income Taxes

 The Company was included in the consolidated federal income tax return of GPS. As such, the income and losses generated by the Company are used on an annual basis to reduce the overall tax liability of the other members of the consolidated group. The Company is reimbursed for the benefit provided to the consolidated group. The Company files separate income tax returns in the state jurisdictions in which it operates.

 GPS allocates its federal consolidated tax provision (benefit) to its subsidiaries based on each subsidiary's proportionate share of its income or loss to the consolidated totals, after adjusting for each subsidiary's permanent differences arising between financial and tax reporting basis. The allocated tax provision (benefit) approximates the Company's tax provision (benefit) had income taxes been calculated on a standalone basis. The resulting income tax payable (or receivable) is recorded as an intercompany amount due to (or from) GPS.
                                    96

              GP INTERNATIONAL ENGINEERING & SIMULATION, INC.
       (formerly a wholly-owned subsidiary of GPS Technologies, Inc.
                         (now known as SGLG, Inc.))

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of credit risk

 Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of contract receivables. Credit risk on contract receivables is mitigated by the nature of the Company's worldwide customer base and its credit policies. The Company's customers are not concentrated in any specific geographic region, but are concentrated in the energy and manufacturing industries. The Company performs credit evaluation before extending credit and may require letters of credit, bank guarantees or advance payments. Thereafter, the Company continues to monitor its contract receivables exposure after giving effect to letters of credit, bank guarantees, the status of the work performed on the contract, and its customer's financial condition.

Off balance sheet risk and foreign exchange contracts

 GPS has entered into forward exchange contracts on behalf of the Company. Foreign exchange forward contracts are legal agreements between two parties to purchase and sell a foreign currency for a price specified at the contract date, with delivery and settlement in the future. The Company uses such contracts to hedge risk of changes in foreign currency exchange rates associated with certain assets, liabilities and firm future revenue commitments denominated in foreign currency.


3.   Contract receivables and Billings in excess of revenue earned

 Revisions in estimated contract costs at completion are reflected in the period during which facts and circumstances necessitating such a change first became known. The effect of changes in estimates of contract profits was to decrease gross profit by $1,359,000 during the year ended December 31, 1993 from that which would have been reported had the revised estimate been used as the basis of recognition of contract profits in the preceding periods.


4.   Depreciation expense

 Depreciation expense for the year ended December 31, 1993 and for the period January 1, 1994 through April 13, 1994 was $42,000 and $26,000, respectively.

              GP INTERNATIONAL ENGINEERING & SIMULATION, INC.
       (formerly a wholly-owned subsidiary of GPS Technologies, Inc.
                         (now known as SGLG, Inc.))

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   Income taxes

 The provisions (benefit) for income taxes were as follows (in thousands):

                                                          For the period
                                              Year Ended  January 1, 1994,
                                             December 31, through April 13,
                                               1993           1994
Current provision (benefit)                  $ (595)        $    (1)
Deferred provision (benefit)                   (193)            122
 Total provision (benefit)                   $ (788)        $   121

 The provision for income taxes varies from the amount of income tax determined by applying the applicable U.S.statutory tax rate to pre-tax income as a result of the following:

                                                           For the period
                                               Year Ended  January 1, 1994,
                                              December 31, through April 13,
                                                1993           1994
Statutory U.S. tax rate                         34.0%          34.0%
State taxes, net of Federal benefit              2.7%           2.7%
 Effective tax rate                             36.7%          36.7%

 At April 13, 1994, the Company had available $256,000 of net operating loss carryforwards that will expire by 2008. These carryforwards will be utilized to reduce taxable income in subsequent years.


6.   Retirement plans

 The Company has a qualified defined contribution plan that covers substantially all employees and complies with Section 401(k) of the Internal Revenue Code. Under this plan, the Company's stipulated basic matching contribution matches a portion of the participants' contributions based upon a defined schedule. Contributions are invested by an independent investment company in one or more of several investment alternatives. The choice of investment alternatives is at the election of each participating employee. The Company's contributions to the plan were $41,000, and $24,000 for the year ended December 31, 1993 and for the period January 1, 1994 through April 13, 1994, respectively.

7.   Related party transactions

 Corporate allocations for overhead and general and administrative expenses were $887,000, and $244,000 for the year ended December 31, 1993, and for the period January 1 through April 13, 1994, respectively.

              GP INTERNATIONAL ENGINEERING & SIMULATION, INC.
       (formerly a wholly-owned subsidiary of GPS Technologies, Inc.
                         (now known as SGLG, Inc.))

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   Geographic and major customer information

 The Company earns a significant portion of its revenues from contracts outside of the United States, although it has no foreign operations. Revenues from these international sales were as follows (in thousands):


                                                    For the period
                                   Year Ended       January 1, 1994,
                                   December 31,     through April 13,
                                      1993                1994

Taiwan                             $ 1,031          $     57
Czech Republic                       1,351               286
Great Britain                        4,401               642
Russia                               1,885             1,801
Other regions                          489               366
 Total international revenues      $ 9,157          $  3,152

 The Company earned revenues of $1,351,000 from one customer and $1,031,000 from a second customer during the year ended December 31, 1993. The Company earned revenues of $4,401,000 and $642,000 from a third customer for the year ended December 31, 1993 and for the period January 1, 1994, through April 13, 1994, respectively. The Company earned revenues of $1,755,000 and $1,741,000 from a fourth customer during the year ended December 31, 1993 and the period January 1, 1994 through April 13, 1994, respectively.


9.   Formation of GSE Systems, Inc.

 On April 13, 1994, the parent companies of the Company, Simulation, Systems & Services Technologies Company and EuroSim AB consolidated the operations of these subsidiaries into a new company, GSE Systems, Inc.

                     REPORT OF INDEPENDENT ACCOUNTANTS


To The Board of Director and Stockholder of
EuroSim AB


We have audited the statements of operations, stockholder's equity and cash flows of EuroSim AB (the "Company"), formerly a wholly-owned subsidiary of Vattenfall Engineering AB, for the year ended December 31, 1993 and for the period from January 1, 1994 through April 13, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of EuroSim AB for the year ended December 31, 1993 and for the period from January 1, 1994 through April 13, 1994, in conformity with accounting principles generally accepted in the United States.


                                         Coopers & Lybrand


Stockholm, Sweden
April 21, 1995

                                EUROSIM AB
     (formerly a wholly-owned subsidiary of Vattenfall Engineering AB)

                         STATEMENTS OF OPERATIONS
                              (in thousands)


                                                      For the period
                                       Year Ended       January 1, 1994,
                                       December 31,   through April 13,
                                          1993                 1994

Contract revenue                          $ 4,571           $ 1,597
Cost of revenue                             1,572               734
    Gross profit                            2,999               863

Operating expenses:
    Selling, general and administrative     1,548               440
    Depreciation and amortization             101                29
 Total operating expenses                   1,649               469
 Operating income (loss)                    1,350               394
Interest Expense 311
Other (income) expenses                       (98)              (43)
    Income (loss) before income taxes       1,417               436
Provision (benefit) for income taxes         (100)              122
    Net income (loss)                     $ 1,517           $   314



The accompanying notes are an integral part of these financial statements.

                                EUROSIM AB
     (formerly a wholly-owned subsidiary of Vattenfall Engineering AB)

                    STATEMENTS OF STOCKHOLDER'S EQUITY
                              (in thousands)




                                    Additional      Foreign
                          Common     Paid-In      Translation    Retained
                          Stock     Capital       Adjustment     Earnings
Balance, January
   1, 1993                $ 175      $ 210        $   98         $  155
Net income                  --         --             --          1,517
Translation adjustment      --         --           (194)           --
Distribution of capital     --         --             --         (1,608)

Balance, December 31,
   1993                     175        210           (96)            64
Net Income                                                          314
Translation adjustment       --        --              8             --

Balance, April 13, 1994   $ 175      $ 210        $  (88)         $ 378



 The accompanying notes are an integral part of these financial statements.

                                EUROSIM AB
     (formerly a wholly-owned subsidiary of Vattenfall Engineering AB)


                         STATEMENTS OF CASH FLOWS
                              (in thousands)



                                                       For the Period
                                        Year Ended     January 1, 1994
                                       December 31,   through April 13,
                                           1993                 1994
Cash Flows From Operating Activities:
   Net income (loss)                    $ 1,517             $    314
   Adjustments to reconcile net
   income (loss) to net cash provided
   by (used in) operating activities:
    Depreciation and amortization           101                   29
    Deferred taxes                         (111)                  --
    Change in assets and liabilities:
     Contract receivables                   (31)                (577)
     Prepaid expenses and other current
      assets                                (56)                  66
     Accounts payable                        54                  158
     Accrued expenses                        12                  (25)
     Income tax payable                      --                  122
     Billings in excess of revenue earned 1,004                  617
     Accrued contract reserves               --                  381
Net cash provided by operating activities 2,490                1,085

Cash Flows From Investing Activities:
   Purchases of property and equipment     (139)                 (36)
Net cash used in investing activities      (139)                 (36)

Cash Flows From Financing Activities:
   Distributions of capital              (1,608)                  --
   Increase (decrease) in amounts due to
    stockholder                           1,933                (1,287)
Net cash provided by (used in) financing
 activities                                 325                (1,287)
Effects of exchange rate on cash           (176)                    8
Net increase (decrease) in cash and cash
 equivalents                              2,500                  (230)
Cash and cash equivalents at beginning
 of period                                --                    2,500
Cash and cash equivalents at end of
 period                                 $ 2,500             $   2,270

The accompanying notes are an integral part of these financial statements.

                                EUROSIM AB
     (formerly a wholly-owned subsidiary of Vattenfall Engineering AB)

                       NOTES TO FINANCIAL STATEMENTS
1.   Business

 EuroSim AB ("EuroSim" or the "Company") is a designer, developer and supplier of high fidelity real-time simulation software, systems and services for the energy and manufacturing industries.

2.   Summary of significant accounting policies

Basis of presentation

 The accompanying financial statements represent the accounts of EuroSim. EuroSim was a wholly-owned subsidiary of Vattenfall Engineering AB ("Vattenfall Engineering") until April 13, 1994, at which time it became a wholly-owned subsidiary of GSE Systems, Inc. (See Note 11.) Vattenfall Engineering was wholly-owned by Vattenfall AB ("Vattenfall") and was absorbed by Vattenfall effective January 1, 1995. Effective January 1, 1992, Vattenfall became a government-owned Swedish corporation. Prior to January 1, 1992, Vattenfall was a public entity governed by special public rules.

 The Company was formed in 1990. The Company's records are maintained in accordance with Swedish laws and reporting requirements. These financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP") and have been translated into U.S. dollars.

 The financial statements presented reflect allocations of costs of services, insurance and consulting fees for all periods presented. Such costs and expenses have been allocated to the Company based on actual usage. Management believes that the allocation methods used are reasonable and that allocated costs and expenses approximate what such amounts would be if the Company had operated on a stand-alone basis.

Foreign currency translation

 The functional currency for the Company's operations is the Swedish krona. The translation from Swedish krona to U.S. dollars is performed for the balance sheet accounts using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded directly into a separate component of stockholder's equity.

Contributions to and from Vattenfall Engineering

 The Company has given group contributions to Vattenfall Engineering during 1993. Group contributions are principally made to transfer taxable income from one group entity with the objective of reducing the group's total current tax expenses. These contributions lead to a taxable income for the recipient and a taxable expense for the donor. The Company's annual current tax expense has therefore been impacted by the group contributions. Since the contributions are permanent differences for tax purposes, no deferred tax accounting related to group contributions has been applied.

                                EUROSIM AB
     (formerly a wholly-owned subsidiary of Vattenfall Engineering AB)

                       NOTES TO FINANCIAL STATEMENTS

 For Swedish statutory reporting purposes, group contributions are accounted for as an appropriation in the statement of operations. This accounting methodology is utilized primarily to obtain an agreement between a company's financial statement income and taxable income. Group contributions are thus not related to a company's operations. For U.S. GAAP purposes, group contributions provided have been treated as a transfer from stockholder's equity.

Cash and cash equivalents

 Cash and cash equivalents consist of cash on hand and short-term, highly liquid investments with original maturity dates of less than three months at the date of purchase.

Property and equipment

 Property and equipment are recorded at cost and depreciated using the straight-line method with estimated useful lives ranging from three to five years. Upon sale or retirement, the cost and related accumulated depreciation or amortization are eliminated from the respective accounts and any resulting gain or loss is included in income. Maintenance and repairs are charged to expense as incurred.

Revenue recognition

 Revenue under long-term, fixed-price contracts generally is accounted for on the percentage-of-completion method, based on contract costs incurred to date and estimated costs to complete. Estimated contract earnings are reviewed and revised periodically as the work progresses and the cumulative effect of any change is recognized in the period in which the change is determined. Estimated losses are charged against earnings in the period such losses are identified. The remaining liability for contract costs to be incurred in excess of contract revenue is reflected as accrued contract reserves in the Company's balance sheet. Revenue from sales of other products is recorded when the products are shipped. The Company has no significant vendor obligations or collectibility risk associated with its product sales.

Research and development

 Company sponsored research and development expenditures under contracts accounted for under the percentage of completion method are charged to operations as incurred and are included in selling, general and administrative expenses. The amounts incurred for Company sponsored research and development activities relating to the development of new products and services or the improvement of existing products and services were approximately $97,000 and $1,000 for the year ended December 31, 1993, and for the period from January 1, 1994 through April 13, 1994, respectively.

Warranties

 As the Company recognizes revenue under the percentage of completion method,
                                   105

                                EUROSIM AB
     (formerly a wholly-owned subsidiary of Vattenfall Engineering AB)

                       NOTES TO FINANCIAL STATEMENTS


it provides an accrual for estimated future warranty costs based on historical and projected claims experience.

Income taxes

 Deferred income taxes are provided under the asset and liability method. This method requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. Income tax expense consists of the Company's current liability for income taxes and the change in the Company's deferred income tax assets and liabilities.

Concentration of credit risk

 Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash investments and contract receivables. The Company restricts investments of temporary cash to financial institutions with high credit standing. Credit risk on contract receivables is mitigated by its credit policies. The Company's customers are concentrated in Japan and in the energy and manufacturing industries. The Company performs credit evaluations before extending credit and may require letters of credit, bank guarantees or advance payments. Thereafter, the Company continues to monitor its contract receivables exposure after giving effect to letters of credit, bank guarantees, the status of the work performed on the contract and its customers' financial condition.

Off balance sheet risk and foreign exchange contracts

 Vattenfall Engineering has entered into forward exchange contracts on behalf of the Company as a hedge against certain foreign currency commitments. Forward exchange contracts are legal agreements between two parties to purchase and sell different currencies, for a price specified at the contract date, with delivery and settlement in the future. The Company uses such contracts to hedge risk of changes in currency exchange rates associated with certain assets, liabilities and firm future revenue commitments denominated in a different currency.


3.   Contract receivables and Billings in excess of revenue earned

 Fixed-price contracts generated approximately 99% and 100% of total sales for the year ended December 31, 1993, and for the period from January 1, 1994 through April 13, 1994, respectively.

                                EUROSIM AB
     (formerly a wholly-owned subsidiary of Vattenfall Engineering AB)

                       NOTES TO FINANCIAL STATEMENTS

4.   Depreciation expense

 Depreciation expense for the year ended December 31, 1993, and for the period from January 1, 1994 through April 13, 1994, was $101,000 and $29,000, respectively.


5.   Income taxes

 The provisions (benefit) for income taxes on pre-tax earnings were as follows

(in thousands):

                                                       For the Period
                                       Year Ended     January 1, 1994,
                                      December 31,   through April 13,
                                         1993                  1994

Current tax expense (benefit)         $     11              $ 122
Deferred tax expense (benefit)            (111)                --
 Total provision (benefit)            $   (100)             $ 122

 The provision for income taxes varies from the amount of income tax determined by applying the applicable domestic statutory tax rate to pre-tax income as a result of the following:

                                                  For the Period
                                   Year Ended     January 1, 1994,
                                   December 31,   through April 13,
                                      1993                  1994

Statutory tax rate                     28%                28%
 Group contribution                   (32)%               --%
 Other                                 (3)%               --%
 Effective tax rate                    (7)%               28%

 Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements.


6.   Retirement plans

 The Company employees are covered by compulsory and voluntary pension plans. The amounts paid by the Company were $54,000 and $18,000 for year ended December 31, 1993 and for the period January 1, 1994 to April 13, 1994, respectively.

                                EUROSIM AB
     (formerly a wholly-owned subsidiary of Vattenfall Engineering AB)

                       NOTES TO FINANCIAL STATEMENTS

7.   Rent expense

 Rent expense totaled $172,000 and $47,000 for the year ended December 31, 1993, and for the period from January 1, 1994 through April 13, 1994, respectively.

8.   Related party transactions

 Sales to affiliates for the year ended December 31, 1993, and for the period from January 1, 1994 through April 13, 1994, were approximately 3% and 0% of total sales, respectively.

 The components of allocated expenses included in the Company's statement of operations are as follows
(in thousands):

                                                  For the Period
                                   Year Ended     January 1, 1994,
                                   December 31,   through April 13,
                                      1993                  1994
Overhead and general and
 administrative expenses            $  232           $       82
Interest income (expense), net          64                   42
 Total                             $   168           $       40

9.   Restriction on retained earnings

 Under the provisions of the Swedish Companies Act a legal reserve must be established in an amount equal to 20% of the share capital. This reserve is established by appropriating 10% of the statutory net income each year until the prescribed amount has been appropriated. The legal reserve may be used to absorb deficit, but usually may not be distributed as dividends.

10.   Geographic and major customer information

 The Company earns a significant portion of its revenue from contracts in Japan, although it has no operations in that country. Revenues from these Japanese contracts totaled $4,297,000 and $1,565,000 for the year ended December 31, 1993 and for the period January 1, 1994 through April 13, 1994, respectively.

 The Company earned revenues of $637,000 from one customer during the year ended December 31, 1993. The Company earned revenues of $2,253,000 and $1,134,000 from a second customer during the year ended December 31, 1993 and the period January 1, 1994 through April 13, 1994.

11.   Formation of GSE Systems, Inc.

 On April 13, 1994, the parent companies of the Company, Simulation, Systems & Services Technologies Company and GP International Engineering & Simulation, Inc. consolidated the operations of these subsidiaries into a new company,
GSE Systems, Inc.
                                    108

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

Dated: June 7, 1996