Form 10-Q
period 1996-06-30
NATIONAL PATENT DEVELOPMENT CORP
filed 1996-08-13
CIK 70415

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarter ended June 30, 1996

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

                    Yes     X                          No

Number of shares outstanding of each of issuer's classes of common stock as of August 6, 1996:


                  Common Stock         7,375,386 shares
                  Class B Capital         62,500 shares

    NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                        TABLE OF CONTENTS


                                                        Page No.

Part I. Financial Information


        Consolidated Condensed Balance Sheets -
          June 30, 1996 and December 31, 1995                1

        Consolidated Condensed Statements of Operations -
          Three Months and Six Months Ended June 30,
          1996 and 1995                                      3

        Consolidated Condensed Statements of Cash Flows -
          Six Months Ended June 30, 1996 and 1995            4

        Notes to Consolidated Condensed Financial
          Statements                                         6

        Management's Discussion and Analysis of Financial
          Condition and Results of Operations                8

        Qualification Relating to Financial Information      11

Part II.  Other Information                                  12

          Signatures                                         13

                 PART I.  FINANCIAL INFORMATION

    NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

              CONSOLIDATED CONDENSED BALANCE SHEETS

                         (in thousands)

                                            June 30,     December 31,
                                             1996          1995
                      ASSETS              (unaudited)        *

Current assets

Cash and cash equivalents                  $ 23,152        $  8,094
Marketable securities                                         3,563
Accounts and other receivables                43,502         39,466
Inventories                                   20,604         20,444
Costs and estimated earnings in excess
 of billings on uncompleted contracts          9,425          9,118
Prepaid expenses and other current assets      3,591          3,640

Total current assets                         100,274         84,325

Investments and advances                      26,465         21,452

Property, plant and equipment, at cost        35,168         33,367
Less accumulated depreciation                (25,793)       (24,374)
                                               9,375          8,993

Intangible assets, net of amortization        32,347         33,053

Other assets                                   3,645          3,897
                                            $172,106       $151,720


* The Consolidated Condensed Balance Sheet as of December 31,
1995 has been summarized from the Company's audited Consolidated
Balance Sheet as of that date.

 See accompanying notes to the consolidated condensed financial statements.



    NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

        CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

                         (in thousands)


                                           June 30,     December 31,
                                            1996         1995
LIABILITIES AND STOCKHOLDERS' EQUITY      (unaudited)     *

Current liabilities:

Current maturities of long-term debt and
 notes payable                             $  2,171       $  4,167
Short-term borrowings                        21,689         18,043
Accounts payable and accrued expenses        19,846         20,865
Billings in excess of costs and estimated
 earnings on uncompleted contracts            8,211          8,301

Total current liabilities                    51,917         51,376

Long-term debt less current maturities       18,405         19,765

Minority interests and other                  9,978          9,581

Stockholders' equity

Common stock                                     73             68
Class B capital stock                             1              1
Capital in excess of par value              129,511        125,419
Deficit                                     (41,253)       (52,139)
Net unrealized gain (loss) on
 available-for-sale securities                4,385         (1,440)
Minimum pension liability adjustment           (911)          (911)
Total stockholders' equity                   91,806         70,998
                                           $172,106       $151,720

* The Consolidated Condensed Balance Sheet as of December 31,
1995 has been summarized from the Company's audited Consolidated
Balance sheet as of that date.

See accompanying notes to the consolidated condensed financial statements.

    NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           (Unaudited)
              (in thousands, except per share data)

                                   Three months     Six months
                                  ended June 30,    ended June 30,
                                  1996      1995     1996       1995
Revenues
 Sales                           $ 51,048  $ 48,416  $ 99,204  $ 94,968
 Investment and other income,
 net                                  344       812     2,089       678
 Share of loss of an affiliate
  due to buy back of marketing
  rights                             (563)               (563)
                                   50,829    49,228   100,730    95,646
Costs and expenses
 Cost of goods sold                43,304    40,584    84,368    79,866
 Selling, general & administrative  7,269     7,387    14,180    14,549
 Interest                           1,018     1,435     2,019     2,433
                                   51,591    49,406   100,567    96,848
Minority interests                   (367)     (204)     (692)     (504)
Unrealized loss on investments     (4,000)             (4,000)
Gain on disposition of
 stock of an affiliate             12,200              12,200     2,567
Gain on issuance of stock by
 an affiliate                       1,938               1,938
Income (loss) before income
 taxes, discontinued operation
 and extraordinary item             9,009      (382)    9,609       861
Income tax benefit (expense)        1,794      (528)    1,277      (825)
Income (loss) before discontinued
 operation and extraordinary item  10,803      (910)   10,886        36
Discontinued operation
 Loss from discontinued operation              (412)             (1,139)
Income (loss) before
 extraordinary item                10,803    (1,322)   10,886    (1,103)

Extraordinary item
 Extinguishment of debt                        (220)                  8

Net income (loss)                 $10,803   $(1,542)  $10,886   $(1,095)
Income (loss) per share
Income (loss) before discontinued
 operation and extraordinary
 item                             $  1.43      (.14)  $  1.49   $   .01
Discontinued operation                         (.06)               (.18)
Extraordinary item                             (.03)
Net income (loss) per share       $  1.43   $  (.23)  $  1.49   $  (.17)
Dividends per share                  none      none      none      none

See accompanying notes to the consolidated condensed financial statements.


    NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                           (Unaudited)
                         (in thousands)
                                                     Six months
                                                    ended June 30,
                                                     1996      1995
Cash flows from operations:

Net income (loss)                                 $10,886    $(1,095)
Adjustments to reconcile net income
  to net cash used for operating activities:
  Provision for discontinued operation                         1,100
  Depreciation and amortization                     2,533      2,573
  Gains from extinguishment of debt                               (8)
  Gain on disposition of stock of an affiliate    (12,200)    (2,567)
  Gain on issuance of stock by an affiliate        (1,938)
  Unrealized loss on investments                    4,000
  Reduction in valuation allowance for
   deferred tax asset                              (2,386)
  Changes in other operating items                 (6,561)       277
  Net cash (used for) provided by operations       (5,666)       280

Cash flows from investing activities:

Proceeds from sale of stock of an affiliate        17,700      5,000
Additions to property, plant & equipment           (1,801)    (1,803)
Additions to intangible assets, net                  (408)      (679)
Reduction of (additions to) investments
 and other assets, net                              1,360       (172)
Net cash provided by investing activities          16,851      2,346

Cash flows from financing activities:

Net proceeds from short-term borrowings             3,646      2,330
Proceeds from issuance of long-term debt              400      4,910
Reduction of long-term debt                        (2,732)    (8,131)
Exercise of common stock options and warrants           7
Proceeds from issuance of common stock              2,552
Net cash provided by (used for) financing
 activities                                         3,873       (891)

Net increase in cash and cash
 equivalents                                       15,058      1,735
Cash and cash equivalents at the beginning
 of the periods                                     8,094     10,075
Cash and cash equivalents at the end of
 the periods                                      $23,152    $11,810


    NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)

                           (Unaudited)

                         (in thousands)


                                           Six months
                                          ended June 30,
                                          1996       1995


Supplemental disclosures of
 cash flow information:

Cash paid during the periods for:
 Interest                                $ 2,274   $ 2,589
 Income taxes                            $   445   $   479







 See accompanying notes to the consolidated condensed financial statements.


    NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           (Unaudited)

1.   Inventories

     Inventories are valued at the lower of cost or market, principally using the first-in, first-out (FIFO) method.
Inventories consisting of material, labor, and overhead are classified as follows (in thousands):

                                    June 30,     December 31,
                                        1996          1995

Raw materials                        $   749       $   580
Work in process                          195           219
Finished goods                        19,660        19,645
                                     $20,604       $20,444

2.   Long-term debt

     Long-term debt consists of the following (in thousands):

                                      June 30,   December 31,
                                        1996          1995

8% Swiss bonds due 1995             $             $    247
8% Swiss bonds due 2000                2,301         2,365
Swiss convertible bonds                              1,751
5% convertible bonds due 1999          1,700         2,249
12% Subordinated debentures due 1997   6,734         6,749
Term loans with banks                  7,968         8,713
Other                                  1,873         1,858
                                      20,576        23,932
Less current maturities                2,171         4,167
                                     $18,405       $19,765


    NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS

                      RESULTS OF OPERATIONS

 The Company realized income before income taxes, discontinued operation and extraordinary item of $9,009,000 and $9,609,000 for the quarter and six months ended June 30, 1996, as compared with income (loss) of $(382,000) and $861,000 for the corresponding periods of 1995. The improvement in the Company's results before discontinued operation and extraordinary item is due to several factors. In April 1996, the Company sold 1,000,000 shares of the Company's GTS Duratek, Inc. (Duratek) common stock, realized proceeds of $17,700,000 and recognized a gain of $12,200,000. This gain was partially offset by a $4,000,000 loss recognized on the Company's investments in American White Cross, Inc. (AWC), due to AWC filing for protection under Chapter 11 of the United States Bankruptcy Code in July 1996. In addition, in April 1996, Interferon Sciences, Inc. (ISI), the Company's approximately 17% owned affiliate, issued additional shares of common stock, which resulted in the Company recognizing a gain of $1,938,000. For the quarter and six months ended June 30, 1996, the Company's share of loss of an affiliate (ISI) due to the buy back of certain marketing rights was $563,000. In January 1995, the Company realized a $2,567,000 gain on the sale of 1,666,667 shares of the Company's Duratek common stock. As a result of such transaction, the Company's ownership fell below 50% and commencing in January 1995, the Company accounted for its investment in Duratek on the equity basis. At June 30, 1996, the Company owns approximately 15% of the outstanding common stock of Duratek and currently accounts for its investment as a long-term available-for-sale equity security. Included in investment and other income, net for the quarter and six months ended June 30, 1996, is $80,000 of foreign currency transaction gain, compared to a loss of $(991,000) for the six months ended June 30, 1995.

 The Company had improved operating results within the Physical Science and Distribution Groups in 1996 partially offset by reduced operating profits within the Optical Plastics Group and at the Company's Hydro Med Sciences (HMS) division. In addition, for the six months ended June 30, 1996, the Company also achieved reduced interest expense at the corporate level, as a result of reduced long-term debt.

    NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

              AND RESULTS OF OPERATIONS (Continued)


Sales

  For the quarter ended June 30, 1996, consolidated sales increased by $2,632,000 to $51,048,000 from the $48,416,000 recorded in the corresponding quarter of 1995. For the six months ended June 30, 1996, consolidated sales increased by $4,236,000 to $99,204,000 from $94,968,000 recorded for the six months ended June 30, 1995. The increased sales for the quarter and six months ended June 30, 1996, were the result of increased sales within the Distribution Group and Physical Science Group, partially offset by reduced sales within the Optical Plastics Group and by the Company's Hydro Med Sciences division (HMS).
The increased sales within the Physical Science Group were the result of General Physics Corporation's (GP) expansion of managerial and technical training services in manufacturing and process industries, partially offset by reduced activity at commercial nuclear power utilities and U.S. Department of Energy facilities. The increased sales within the Distribution Group, which is comprised of the Five Star Group, Inc. (Five Star), were the result of sales generated by a major retail chain, which was not a customer of Five Star during the first nine months of 1995, as well as an overall increase in sales of hardware products.
The reduced sales within the Optical Plastic Group were due to a slowdown by MXL Industries, Inc.'s (MXL) major customer as a result of the customer's decision to reduce its inventory level. The reduced sales within HMS were due to the timing of sales to two customers.

Gross margin

 Consolidated gross margin of $7,744,000, or 15%, for the quarter ended June 30, 1996, decreased by $88,000 when compared to the consolidated gross margin of $7,832,000, or 16%, for the quarter ended June 30, 1995. For the six months ended June 30, 1996, consolidated gross margin of $14,836,000 or 15% of consolidated sales decreased by $266,000 when compared to $15,102,000 or 16% of consolidated sales earned in the six months ended June 30, 1995. These decreases were principally the result of decreased gross margin achieved by MXL and HMS as a result of reduced sales levels partially offset by increased gross margin generated by Five Star and GP, as a result of increased sales. In addition, Five Star and MXL achieved lower gross margin percentages due to a change in their customer mix.

    NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

              AND RESULTS OF OPERATIONS (Continued)

Selling, general and administrative expenses

 For the quarter and six months ended June 30, 1996, selling, general and administrative expenses (SG&A) of $7,269,000 and $14,180,000 were $118,000 and $369,000 lower than the $7,387,000 and $14,549,000 of SG&A expenses incurred during the quarter and six months ended June 30, 1995. The decrease in SG&A for the quarter and six months ended June 30, 1996, was principally the result of efforts by GP and Five Star during 1995 to consolidate and streamline their organizations, which have been realized in the current periods.

Interest expense

 For the quarter and six months ended June 30, 1996, interest expense was $1,018,000 and $2,019,000, compared to $1,435,000 and
$2,433,000 for the second quarter and six months ended June 30, 1995. The decreased interest expense for the quarter and six months ended June 30, 1996, was the result of reduced long-term debt.

Investment and other income, net

 Investment and other income, net of $344,000 and $2,089,000 for the quarter and six months ended June 30, 1996 decreased by $468,000 and increased $1,411,000, respectively, as compared to $812,000 and $678,000 for the corresponding periods of 1995. The change was principally due to an $80,000 foreign currency transaction gain recognized during the six months ended June 30, 1996, compared to a loss of $(991,000) for the six months ended June 30, 1995.

Income tax expense

 For the quarter and six months ended June 30, 1996, the Company had an income tax benefit (expense) of $1,794,000 and $1,277,000, respectively, compared to $(528,000) and $(825,000) for the corresponding periods of 1995. The benefit recognized in 1996 is the result of the reduction of $2,386,000 in the valuation allowance for deferred tax assets due to management's assessment that it is more likely than not that the Company will realize the benefits of this amount of deferred tax assets, based upon unrealized gains on the Company's investments and other factors, offset by state and local taxes, as well as GP's Federal income tax expense. GP is not included in the Company's Federal income tax return. The expense in 1995 relates primarily to state and local taxes and GP's Federal income tax expense.

    NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                 LIQUIDITY AND CAPITAL RESOURCES


  At June 30, 1996, the Company had cash and cash equivalents totaling $23,152,000. GP, SGLG, Inc. and American Drug Company had cash and cash equivalents of $203,000 at June 30, 1996. The minority interests of these two companies are owned by the general public, and therefore the assets of these subsidiaries have been dedicated to the operations of these companies and may not be readily available for the general corporate purposes of the parent.

In April 1996, the Company sold 1,000,000 shares of Duratek common stock, and realized net proceeds of $17,700,000. The Company currently owns approximately 1,846,000 shares of Duratek common stock. During the first quarter of 1996, the Company completed a private placement of its common stock, totaling approximately $2,300,000. The Company used the proceeds from this transaction to retire long-term debt, which was currently due. As a result of the above transactions, the Company has sufficient cash, cash equivalents and marketable securities and borrowing availability under existing and potential lines of credit to satisfy its cash requirements for the repayment of approximately $6,734,000 of 12% Subordinated Debentures scheduled to mature in 1997. In addition to its ability to issue equity securities, the Company believes that it has sufficient marketable long-term investments, the ability to obtain additional funds from its operating subsidiaries and the potential to enter into new credit arrangements in order to fund its working capital requirements.


    NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

         QUALIFICATION RELATING TO FINANCIAL INFORMATION

                          June 30, 1996


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


    NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                   PART II.  OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (b) At the Annual Meeting of Stockholders held on June 18, 1996, the following individuals were elected to serve as directors of the Company for a one-year term, with each individual nominee receiving the following votes from the Common Stock:


          Director            Votes For      Votes Withheld

          Jerome I. Feldman        4,799,621           103,334
          Martin M. Pollak         4,801,321           101,634
          Scott N. Greenberg       4,803,351            99,604
          Ogden R. Reid            4,804,008            98,947
          Dr. Roald Hoffmann       4,804,083            98,872
          Paul A. Gould            4,804,083            98,872
          Herbert R. Silverman     4,803,401            99,554

          and each received 625,000 votes for and none withheld from the Class B Capital Stock.

          (c) The proposal to amend the Company's Restated Certificate of Incorporation to decrease the total number of authorized shares of Common Stock, Class B Capital Stock and Preferred Stock which the Company shall have authority to issue was withdrawn by the Board of Directors of the Company.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

          Exhibit I. - Copy of Notice and Proxy Statement for Annual Meeting of Shareholders held June 19, 1996, filed with the Securities and Exchange Commission pursuant to Section 14 of the Securities and Exchange Act of 1934 and incorporated herein by reference.

          (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed for the period ended June 30, 1996.

    NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES


                          June 30, 1996


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                   NATIONAL PATENT DEVELOPMENT
                                   CORPORATION


DATE: August 13, 1996              BY:  Scott N. Greenberg
                                        Vice President and
                                        Chief Financial Officer


DATE: August 13, 1996              BY:  Jerome I. Feldman
                                        President and Chief
                                        Executive Officer