Form 10-Q
period 1996-09-30
NATIONAL PATENT DEVELOPMENT CORP
filed 1996-11-14
CIK 70415

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

[X]  Quarterly  Report Pursuant to Section 13  or  15(d)  of  the
Securities Exchange Act of 1934
For the quarter ended September 30, 1996

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


                    Yes       X                   No


Number of shares outstanding of each of issuer's classes of common stock as of November 7, 1996:

     Common Stock                    7,503,372 shares
     Class B Capital                    62,500 shares


        NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                        TABLE OF CONTENTS


                                                       Page No.

Part I.  Financial Information


     Consolidated Condensed Balance Sheets -
      September 30, 1996 and December 31, 1995             1

     Consolidated Condensed Statements of Operations-
      Three Months and Nine Months Ended September 30,
       1996 and 1995                                       3

     Consolidated Condensed Statements of Cash Flows -
      Nine Months Ended September 30, 1996 and 1995        5

     Notes to Consolidated Condensed Financial
      Statements                                           7
     Management's Discussion and Analysis of Financial
      Condition and Results of Operations                  9

     Qualification Relating to Financial Information      14

Part II. Other Information                                15

Signatures                                                16



                 PART I.  FINANCIAL INFORMATION

    NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

              CONSOLIDATED CONDENSED BALANCE SHEETS

                         (in thousands)

                                      September 30,     December 31,
                                            1996          1995
                     ASSETS              (unaudited)         (a)

Current assets

Cash and cash equivalents                 $ 23,371        $  8,094
Marketable securities                        3,280           3,563
Accounts and other receivables,
 of which $15,354 and $13,013
 is from government contracts               45,243          39,466
Inventories                                 20,871          20,444
Costs and estimated earnings in excess
 of billings on uncompleted contracts,
 of which $645 and $1,473 relates to
 government contracts                       10,125           9,118
Prepaid expenses and other current assets    3,540           3,640

Total current assets                       106,430          84,325

Investments and advances                    23,392          21,452

Property, plant and equipment, at cost      35,740          33,367
Less accumulated depreciation              (26,521)        (24,374)
                                             9,219           8,993

Intangible assets, net of amortization      33,987          33,053

Other assets                                 3,682           3,897
                                          $176,710        $151,720


(a) The Consolidated Condensed Balance Sheet as of December 31,
1995 has been summarized from the Company's audited Consolidated
Balance Sheet as of that date.

 See accompanying notes to the consolidated condensed financial statements.



    NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

        CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)

                         (in thousands)


                                          September 30,     December 31,
                                                 1996         1995
LIABILITIES AND STOCKHOLDERS' EQUITY        (unaudited)        (a)

Current liabilities:

Current maturities of long-term debt       $  8,910          $  4,167
Short-term borrowings                        21,540            18,043
Accounts payable and accrued expenses        24,825            20,865
Billings in excess of costs and estimated
 earnings on uncompleted contracts            8,395             8,301

Total current liabilities                    63,670            51,376

Long-term debt less current maturities       11,853            19,765

Minority interests and other                  9,903             9,581

Stockholders' equity

Common stock                                     73                68
Class B capital stock                             1                 1
Capital in excess of par value              130,080           125,419
Deficit                                     (40,501)          (52,139)
Net unrealized gain (loss) on
 available-for-sale securities                2,542            (1,440)
Minimum pension liability adjustment          (911)              (911)
Total stockholders' equity                  91,284             70,998
                                          $176,710           $151,720

(a) The Consolidated Condensed Balance Sheet as of December 31,
1995 has been summarized from the Company's audited Consolidated
Balance sheet as of that date.


See accompanying notes to the consolidated condensed financial statements.



    NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                           (Unaudited)

              (in thousands, except per share data)

                                  Three months       Nine months
                              ended September 30, ended September 30,
                              1996          1995     1996       1995
Revenues
 Sales                      $  53,332  $   47,551  $152,536  $142,519
 Investment and other
  income, net                   1,132         246     2,658       924
                               54,464      47,797   155,194   143,443
Costs and expenses
 Costs of goods sold           45,255      39,444   129,623   119,310
 Selling, general &
  administrative                8,089       9,419    22,269     23,968
 Interest                       1,123       1,203     3,142      3,636
                               54,467      50,066   155,034    146,914
Minority interests               (402)       (314)   (1,094)      (818)
Loss on investments                                  (4,000)
Unrealized gain on transfer
 from long-term investment to
 trading securities             1,842                 1,842
Gain on issuance of stock by
 affiliates                                 5,912     1,938      5,912
Gain on disposition of stock
 of a subsidiary and affiliate                       12,200      2,567
Income before income
 taxes, discontinued operation
 and extraordinary item         1,437       3,329    11,046      4,190
Income tax benefit (expense)     (685)       (248)      592     (1,073)
Income before
 discontinued operation
 and extraordinary item           752       3,081    11,638      3,117
Discontinued operation                     (1,015)              (2,154)
Income before
 extraordinary item               752       2,066    11,638        963
Extraordinary item
 Extinguishment of debt,
 net of income tax                            (87)                 (79)
 Net income                  $    752    $  1,979   $11,638   $    884




    NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Continued)

                           (Unaudited)

              (in thousands, except per share data)



                                Three months           Nine months
                            ended September 30,     ended September 30,
                               1996        1995        1996        1995

Income per share
 Income before
 discontinued operation and
 extraordinary item         $    .10   $    .45     $  1.58     $   .47
 Discontinued operation                    (.15)                   (.33)
 Extraordinary item                         (01)                   (.01)
 Income per share           $    .10   $    .29     $  1.58     $   .13
Dividends per share             none       none        none        none











See accompanying notes to the consolidated condensed financial statements.




    NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                           (Unaudited)

                         (in thousands)


                                                    Nine months
                                              ended September 30,
                                              1996             1995
Cash flows from operations:

Net income                                    $ 11,638       $    884
Adjustments to reconcile net income
 to net cash provided by (used for)
 operating activities:
 Provision for discontinued operation                           2,075
 Depreciation and amortization                   3,919          3,640
 Loss from extinguishment of debt                                  79
 Gain on disposition of stock of
  an affiliate                                 (12,200)        (2,567)
 Gain on issuance of stock by affiliates        (1,938)        (5,912)
 Loss on investments                             4,000
 Reduction in valuation allowance for
  deferred tax asset                            (2,386)
 Unrealized gain on transfer from
  long-term investments to
  trading securities                            (1,842)
 Change in other operating items                (3,685)     3,792
Net cash (used for) provided by operations      (2,494)     1,991

Cash flows from investing activities:

Proceeds from sale of stock of a subsidiary     17,700      5,000
Additions to property, plant & equipment        (2,373)    (1,701)
Additions to intangible assets                  (2,706)      (988)
Reduction of investments and other assets, net   1,238        139
Net cash provided by investing activities     $ 13,859   $  2,450




See accompanying notes to the consolidated condensed financial statements.



    NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)

                           (Unaudited)

                         (in thousands)


                                                Nine months
                                               ended September 30,
                                               1996           1995

Cash flows from financing activities:

Proceeds from short-term borrowings            $  5,247    $  7,160
Repayments of short-term borrowings              (1,750)    (11,020)
Proceeds from issuance of long-term debt          1,400       4,910
Reduction of long-term debt                      (3,545)     (8,728)
Exercise of common stock options and warrants         7
Proceeds from issuance of common stock            2,553
Net cash provided by (used for)
 financing activities                             3,912      (7,678)
Net increase (decrease) in cash and
 cash equivalents                                15,277      (3,237)
Cash and cash equivalents at the
 beginning of the periods                         8,094      10,075
Cash and cash equivalents at the
 end of the periods                            $ 23,371    $  6,838

Supplemental disclosures of cash
 flow information:

Cash paid during the periods for:

  Interest                                     $  3,449    $  3,939
  Income taxes                                 $    836    $    421



See accompanying notes to the consolidated condensed financial statements.



    NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           (Unaudited)


1.   Inventories

     Inventories are valued at the lower of cost or market, principally using the first-in, first-out (FIFO) method.
Inventories consisting of material, labor, and overhead are classified as follows (in thousands):

                              September 30,       December 31,
                                 1996              1995

Raw materials                 $    780            $    580
Work in process                    230                 219
Finished goods                  19,861              19,645
                              $ 20,871            $ 20,444

2.   Long-term debt

     Long-term debt consists of the following (in thousands):

                             September 30,          December 31,
                                1996                 1995

8% Swiss bonds due 1995      $                      $    247
8% Swiss bonds due 2000         2,301                  2,365
Swiss convertible bonds                                1,751
5% Convertible bonds due 1999   1,740                  2,249
12% Subordinated debentures
 due to 1997                    6,732                  6,749
Term loans with banks           7,470                  8,713
Other                           2,520                  1,858
                               20,763                 23,932
Less current maturities         8,910                  4,167
                             $ 11,853               $ 19,765



    NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

                           (Unaudited)


3.   General Physics Corporation

     In September 1996, the Company and General Physics Corporation (GP) reached an agreement pursuant to which the Company would acquire the remaining 5,039,732 shares (48% of the outstanding shares) of GP that it does not already own. The agreement was recommended to the Board of Directors of GP by a Special Committee of the Board composed of independent directors. Based on an agreed upon price of the Company's Common Stock on September 18, 1996 ($9.625), the Company would issue .5299 shares of its common stock, par value $.01 per share, for each outstanding share of GP Common Stock not owned by the Company. The exchange ratio, which is subject to certain adjustments, would provide approximately $5.10 in value for each outstanding share of GP. The proposed transaction is subject, among other things, to the execution of a definitive merger agreement, the approval by stockholders of each of the Company and GP, receipt of a fairness opinion from the investment banker for GP, and registration under the Securities Act of 1933 of the shares of the Company's Common Stock to be issued in the proposed transaction.

     On September 27, 1996, General Physics, all of the directors of General Physics and the Company were named as defendants in a complaint filed in the Court of Chancery of the State of Delaware in and for New Castle County, styled Dunlop v. Pollak, et all., Civil Action No. 15237-NC. The complaint was brought by an alleged stockholder of General Physics, individually and purportedly as a class action on behalf of all other stockholders of General Physics. The complaint alleges purported breaches of fiduciary duty by the directors of General Physics, including certain directors who are also directors of the Company, and purported breaches of fiduciary duty by the Company, as an alleged majority and controlling shareholder, arising primarily from the Merger. The complaint alleges, among other things, that the Merger has been timed to allow the Company to take advantage of the current trading price of GP Common Stock, which plaintiff alleges is depressed. The complaint seeks, among other things, injunctive relief prohibiting the Merger or, if the Merger is consummated, an order rescinding the Merger or granting plaintiff and the other members of the purported class damages. Plaintiff has granted the defendants extensions of the time in which to answer the complaint and to respond to plaintiff's pending request to review documents relating to the Merger. The defendants believe that the claims set forth in the complaint are without merit, and intend vigorously to defend the litigation.

4.   Short-term borrowings

     On September 30, l996, the Five Star Group, Inc. (Five Star) and MXL Industries, Inc. (MXL) entered into an extension of, as well as various amendments to the Five Star Loan Agreement and MXL Loan Agreement. The amended agreements expire on September 30, 1997. Under the terms of the amendments, several Five Star covenants, including provisions regarding working capital, tangible net worth, capital expenditures and cash flow ratios were revised.


    NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                    AND RESULTS OF OPERATIONS

                      RESULTS OF OPERATIONS

 The Company realized income before income taxes, discontinued operation and extraordinary item of $1,437,000 and $11,046,000 for the quarter and nine months ended September 30, 1996, as compared with income of $3,329,000 and $4,190,000 for the corresponding periods of 1995. The improvement in the Company's results before discontinued operation and extraordinary item for the nine months is due to several factors. In April 1996, the Company sold 1,000,000 shares of the Company's GTS Duratek, Inc. (Duratek) common stock, realized proceeds of $17,700,000 and recognized a gain of $12,200,000. In the third quarter of 1996, the Company recorded an unrealized gain totaling $1,842,000 on the transfer of 200,000 shares of Duratek common stock from long-term investments to trading securities. These gains were partially offset by a $4,000,000 loss recognized on the Company's investments in American White Cross, Inc. (AWC), due to AWC filing for protection under Chapter 11 of the United States Bankruptcy Code in July 1996. In addition, in April 1996, Interferon Sciences, Inc. (ISI), the Company's approximately 17% owned affiliate, issued additional shares of common stock, which resulted in the Company recognizing a gain of $1,938,000. For the nine months ended September 30, 1996, the Company's share of loss of an affiliate (ISI) due to the buy back of certain marketing rights was $563,000. In January 1995, the Company realized a $2,567,000 gain on the sale of 1,666,667 shares of the Company's Duratek common stock. As a result of such transaction, the Company's ownership fell below 50% and commencing in January 1995, the Company accounted for its investment in Duratek on the equity basis. At September 30, 1996, the Company owns approximately 15% of the outstanding common stock of Duratek and currently accounts for its investment as a combination of marketable securities, long-term investments and as long-term available-for-sale equity securities. Included in investment and other income, net for the nine months ended September 30, 1996, is $80,000 of foreign currency transaction gain, compared to a loss of $(1,061,000) for the nine months ended September 30, 1995.

 The reduced income before income taxes, discontinued operation and extraordinary item for the quarter ended September 30, 1996, is primarily due to a $5,912,000 gain recognized during the third quarter of 1995 as a result of the issuance of common stock by ISI and the initial public offering by GSE Systems, Inc. (GSES). At September 30, 1996, the Company controls approximately 21% of GSES. The effect of the gain recorded in 1995 was partially offset by improved operating results within the Physical Science and Distribution Groups in 1996 partially offset by reduced operating profits within the Optical Plastics Group and at the Company's Hydro Med Sciences (HMS) division. In addition, for the nine months ended September 30, 1996, the Company also achieved reduced interest expense at the corporate level, as a result of reduced long-term debt.



    NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

              AND RESULTS OF OPERATIONS (Continued)


Sales

  For the quarter ended September 30, 1996, consolidated sales increased by $5,781,000 to $53,332,000 from the $47,551,000 recorded in the corresponding quarter of 1996. For the nine months ended September 30, 1996, consolidated sales increased by $10,017,000 to $152,536,000 from $142,519,000 recorded for the nine months ended September 30, 1995. The increased sales for the quarter and nine months ended September 30, 1996, were the result of increased sales within the Distribution Group and Physical Science Group, partially offset by reduced sales within the Optical Plastics Group and by the Company's Hydro Med Sciences division (HMS) for the nine months ended September 30, 1996. The increased sales within the Physical Science Group were the result of General Physics Corporation's (GP) expansion of managerial and technical training services in manufacturing and process industries, partially offset by reduced activity at commercial nuclear power utilities and U.S. Department of Energy facilities. The increased sales within the Distribution Group, which is comprised of the Five Star Group, Inc. (Five Star), were the result of sales generated by a major retail chain, which was not a customer of Five Star during the first nine months of 1995, as well as an overall increase in sales of hardware products.
The reduced sales within the Optical Plastic Group were due to a slowdown by MXL Industries, Inc.'s (MXL) major customer as a result of the customer's decision to reduce its inventory level. The reduced sales within HMS were due to the timing of sales to two customers.

Gross margin

 Consolidated gross margin of $8,077,000, or 15%, for the quarter ended September 30, 1996, decreased by $30,000 when compared to the consolidated gross margin of $8,107,000, or 17%, for the quarter ended September 30, 1995. For the nine months ended September 30, 1996, consolidated gross margin of $22,913,000 or 15% of consolidated sales decreased by $296,000 when compared to $23,209,000 or 16% of consolidated sales earned in the nine months ended September 30, 1995. These decreases were principally the result of decreased gross margin achieved by MXL and HMS as a result of reduced sales levels partially offset by increased gross margin generated by Five Star and GP, as a result of increased sales. In addition, Five Star and MXL achieved lower gross margin percentages due to a change in their customer mix.



    NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

              AND RESULTS OF OPERATIONS (Continued)

Selling, general and administrative expenses

 For the quarter and nine months ended September 30, 1996, selling, general and administrative expenses (SG&A) of $8,089,000 and $22,269,000 were $1,330,000 and $1,699,000 lower than the
$9,419,000 and $23,968,000 of SG&A expenses incurred during the quarter and nine months ended September 30, 1995. The decrease in SG&A for the quarter and nine months ended September 30, 1996, was principally the result of efforts by GP during 1995 to consolidate and streamline its organization, which has been realized in the current periods, partially offset by increased selling expenses incurred by Five Star as a result of increased sales.

Interest expense

 For the quarter and nine months ended September 30, 1996, interest expense was $1,123,000 and $3,142,000, compared to $1,203,000 and $3,636,000 for the third quarter and nine months ended September 30, 1995. The decreased interest expense for the quarter and nine months ended September 30, 1996, was the result of reduced long-term debt.

Investment and other income, net

 Investment and other income, net of $1,132,000 and $2,658,000 for the quarter and nine months ended September 30, 1996 increased by $886,000 and $1,734,000, respectively, as compared to $246,000 and $924,000 for the corresponding periods of 1995. The change for the periods was principally due to an $80,000 foreign currency transaction gain recognized during the nine months ended September 30, 1996, compared to a loss of $(1,061,000) for the nine months ended September 30, 1995. In addition, for the quarter and nine months ended September 30, 1996 the Company had increased investment income due to increased cash and cash equivalents, reduced losses related to ISI, the Company's 17% owned affiliate, which effective in the third quarter of 1996 was accounted for on the cost basis and increased consulting revenues earned by the Company's 54% owned American Drug Company subsidiary.

Income tax expense

 For the quarter and nine months ended September 30, 1996, the Company had an income tax benefit (expense) of $(685,000) and $592,000, respectively, compared to an expense of $248,000 and $1,073,000 for the corresponding periods of 1995. The benefit recognized in 1996 is the result of the reduction of $2,386,000 in the valuation allowance for deferred tax assets due to management's assessment that it is more likely than not that the Company will realize the benefits of this amount of deferred tax assets, based upon unrealized gains on the Company's investments and other factors, offset by state and local taxes, as well as GP's Federal income tax expense. GP is not included in the Company's Federal income tax return. The expense in 1995 relates primarily to state and local taxes and GP's Federal income tax expense.




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

Forward-Looking Statements. This report contains certain forward-looking statements reflecting management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to, ability to reverse its history of the Company's operating losses; the Company's dependence on its subsidiaries and its investments as its primary source to service outstanding debt and to fund its operations; and the Company's ability to comply with financial covenants in connection with various loan agreements.



    NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                 LIQUIDITY AND CAPITAL RESOURCES


  At September 30, 1996, the Company had cash and cash equivalents totaling $23,371,000. GP, SGLG, Inc. and American Drug Company had cash and cash equivalents of $1,028,000 at September 30, 1996. The minority interests of these three companies are owned by the general public, and therefore the assets of these subsidiaries have been dedicated to the operations of these companies and may not be readily available for the general corporate purposes of the parent.

  In April 1996, the Company sold 1,000,000 shares of Duratek common stock, and realized net proceeds of $17,700,000. The Company currently owns approximately 1,846,000 shares of Duratek common stock. During the first quarter of 1996, the Company completed a private placement of its common stock, totaling approximately $2,300,000. The Company used the proceeds from this transaction to retire long-term debt, which was currently due. As a result of the above transactions, the Company has sufficient cash, cash equivalents and marketable securities and borrowing availability under existing and potential lines of credit to satisfy its cash requirements for the repayment of approximately $6,732,000 of 12% Subordinated Debentures scheduled to mature in 1997. In addition to its ability to issue equity securities, the Company believes that it has sufficient marketable long-term investments, the ability to obtain additional funds from its operating subsidiaries and the potential to enter into new credit arrangements in order to fund its working capital requirements.



    NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

         QUALIFICATION RELATING TO FINANCIAL INFORMATION

                       September 30, 1996



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


    NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                   PART II.  OTHER INFORMATION



Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

          1.   Amendment dated September 30, 1996 to
               Loan Agreement dated April 29, 1993 by and among
               MXL Industries, Inc., the Bank and Fleet Bank,
               National Association (successor in interest to NatWest Bank, N.A.).

          2.   Amendment dated September 30, 1996 to
               Loan Agreement dated April 29, 1993 by and among
               Five Star Group, Inc., the Bank and Fleet Bank,
               National Association (successor in interest to NatWest Bank, N.A.).

     b.   Reports on Form 8-K

               There were no reports filed on Form 8-K for the period ended September 30, 1996.


    NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES



                       September 30, 1996


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                              NATIONAL PATENT DEVELOPMENT
                              CORPORATION


DATE: November 14, 1996       BY: Jerome I. Feldman
                                  President & Chief
                                  Executive Officer


DATE: November 14, 1996       BY: Scott N. Greenberg
                                  Vice President &
                                  Chief Financial Officer