Form 10-K
period 1996-12-31
NATIONAL PATENT DEVELOPMENT CORP
filed 1997-03-28
CIK 70415

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1996

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

Indicate by check mark whether the Registrant (1) has filed all reports require to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of March 3, 1997, the aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $.01 per share, held by non-affiliates
(assuming for this calculation only that all officers and directors are affiliates) was approximately $74,721,587 based on the closing price of the Common Stock on the American Stock Exchange on March 3, 1997. None of the Class B Capital Stock, par value $.01 per share, was held by non-affiliates.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the most recent practicable date.

Class Outstanding at March 3, 1997
Common Stock, par value $.01 per share             10,613,342 shares
Class B Capital Stock, par value $.01 per share        62,500 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders is incorporated by reference into Part III hereof.

                                                 TABLE OF CONTENTS
                                                                      Page
PART I

         Item 1.   Business

         (a)               General Development of Business    ......    1
         (b)               Financial Information About
                           Industry Segments                  ......    1
         (c)               Narrative Description of Business  ......    1
         (d)               Financial Information About Foreign
                           and Domestic Operations and Export
                           Sales                              ......   18

         Item 2.   Properties                                 ......   18

         Item 3.   Legal Proceedings                          ......   19

         Item 4.   Submission of Matters to a Vote of
                    Security Holders                          ......   20

PART II

         Item 5.   Market for the Registrant's Common
                    Equity and Related Stockholder Matters    ......   20

         Item 6.   Selected Financial Data                    ......   21

         Item 7.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations...   22

         Item 8.   Financial Statements and Supplementary Data......   30

         Item 9.   Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure      ......   79

PART III

         Item 10.  Directors and Executive Officers
                  of the Registrant                           ......   79

         Item 11.  Executive Compensation                     ......   79

         Item 12.  Security Ownership of Certain
                    Beneficial Owners and Management          ......   79
         Item 13.  Certain Relationships and Related
                    Transactions                              ......   79

PART IV

         Item 14.  Exhibits, Financial Statement Schedules,
                   and Reports on Form 8-K                             80

                                     PART I

ITEM 1.  BUSINESS

(a)  General Development of Business

         The Company is primarily a holding company, which is a legal entity separate and distinct from its various operating subsidiaries. The Company and its operating subsidiaries (i) provide engineering, environmental, training, analytical and technical support services to Fortune 500 companies, commercial nuclear and fossil power utilities, the United States Departments of Defense and Energy and other commercial and governmental customers, (ii) are engaged in the wholesale distribution of home decorating, hardware and finishing products,
(iii) manufacture molded and coated optical products (such as shields and face masks and non-optical plastic products) and (iv) manufacture medical devices, drugs and cosmetic polymer products. The Company also has investments in (i) an environmental technology and services firm, (ii) a biopharmaceutical company and
(iii) a global provider of software. In addition, the Company owns approximately 54% of the common stock of a company that provides consulting services to Western companies doing business in Russia and Eastern Europe.

(b)  Financial Information About Industry Segments

         Certain financial information about business segments (classes of similar products or services) is included in Note 16 of Notes to Consolidated Financial Statements.

(c)  Narrative Description of Business

PHYSICAL SCIENCE GROUP

GENERAL PHYSICS CORPORATION

Organization and Operations

         General Physics was incorporated in 1966 to provide technical consulting services in the field of nuclear science and engineering to nuclear power companies and government agencies. General Physics expanded its operations in the late 1960's to provide, among other things, training and technical support services to the commercial nuclear power industry. General Physics expanded its markets even further in the late 1980's to provide training and technical support services to United States Government nuclear weapons production and waste processing facilities, and environmental services to governmental and commercial clients.

         In January 1994, General Physics acquired substantially all of the operating businesses of Cygna Energy Services ("CES"), other than its non-nuclear seismic engineering business. The acquired businesses provide design engineering, seismic engineering, systems engineering, materials management and safety analysis services to the commercial nuclear power industry and to the DOE.

         On August 31, 1994, General Physics acquired substantially all of the assets and operations of GPS Technologies, Inc. ("GPST") and certain of its subsidiaries (together, the "GPST Businesses") for approximately $32.5 million, consisting of $10 million cash, 3,500,000 shares of GPC Common Stock, warrants to acquire up to 1,000,000 shares of GPC Common Stock at $6.00 per share, warrants to acquire up to 475,664 shares of GPC Common Stock at $7.00 per share, and 6% ten-year senior subordinated debentures in the aggregate principal amount of $15 million. The senior subordinated debentures require payment of interest only on a quarterly basis for the first five years, quarterly installments of $525,000 principal plus interest for the next five years and the balance of $4.5 million at maturity. The fair value of the senior subordinated debentures was estimated to be $10.7 million at the date of the acquisition. The GPST Businesses provide a wide range of management and technical training, as well as specialized engineering consulting services, to various commercial industries and the United States Government.

         The Company, which owned approximately 92% of GPST and 28% of General Physics prior to the transaction, owned approximately 54% of the outstanding shares of General Physics after the acquisition. Accordingly, the acquisition was accounted for as a reverse acquisition, whereby the GPST Businesses were deemed to have acquired General Physics in a transaction accounted for as a purchase.

         On January 23, 1997 stockholders of each of the Company and General Physics voted to approve the merger of a wholly-owned subsidiary of the Company with General Physics pursuant to which General Physics became a wholly-owned subsidiary of the Company (the "Merger"). The Merger was completed on January 24, 1997. Under the terms of the Merger Agreement, holders of General Physics Common Stock received .60 shares of the Company's Common Stock for each share of General Physics common stock.

         General Physics and its  subsidiaries  provide  training,  engineering, environmental, analytical and technical support services to Fortune 500 companies, the commercial nuclear and fossil power industries, the DOD and DOE, and other commercial and governmental customers. General Physics is organized into three groups: Commercial Training and Technical Services, Engineering and Applied Sciences, and Government Training and Technical Services. General Physics' performance is significantly affected by the timing of performance on contracts. Results of operations are not seasonal, since contracts are performed throughout the year.

         The following table sets forth the approximate revenue attributable to the categories of services provided by General Physics for the year ended December 31, 1996:

                                                Year Ended December 31, 1996
                                                          in thousands

Commercial Training and Technical Services........
                                                            $ 55,101
Engineering and Applied Sciences..................            29,162
Government Training and Technical Services .......            32,920
                                                              ------

        Total Revenues                                      $117,183
                                                            ========


         In 1996, General Physics had increased sales of $9,634,000 which was primarily attributable to increases within the Commercial Training and Technical Services Group. However, the increase was partially offset by the net effect of marginally reduced sales within the Government Training and Technical Services Group and marginally increased sales within its Engineering and Applied Sciences Group.

         In March 1996, the DOD awarded Westinghouse Electric Corporation ("Westinghouse") a nine-year, $575 million contract to destroy chemical weapons at the Anniston Army Depot. General Physics is a subcontractor to Westinghouse, responsible for training and operations engineering. The anticipated revenues of the subcontract to General Physics is estimated to be approximately $16 million.

         In September 1996, General Physics was awarded a renewal of its contract to operate the U.S. Army's Chemical Demilitarization Training Facility and provide training services to the Army's chemical weapon demilitarization program nationwide. The anticipated revenues of the contract over its initial five-year term and three-year option period, if the option is exercised, are estimated to be approximately $45,000,000.

         In December 1996, General Physics received a repeat award of its contract to provide environmental engineering support services at Aberdeen Proving Ground. The contract is one of two awarded to successful contractors who will competitively bid for work to be awarded in the future under separate delivery orders. Although the maximum award value of the contract over its five year term is approximately $100,000,000, the actual sales value of the contract will depend upon the value of the individual delivery orders awarded to General Physics.

         In March 1997, General Physics was awarded a contract by the U.S. Navy's Fleet and Industrial Supply Center Norfolk, Detachment Washington, to provide naval aviation training development and support services for Naval Air Systems Command. The anticipated revenues of the contract over its initial one-year term and four option years, if all option years are exercised, are estimated to be approximately $32,000,000.

         While General Physics continues to provide services to the DOE and the commercial nuclear power industry, it is unsure what effect continued cutbacks will have on its future results. In response to these factors, General Physics has focused its marketing resources on expanding management and technical training services to manufacturing and process industries, and specialized engineering services to federal agencies and process industries. In 1995 and in 1996, General Physics experienced growth in these areas and anticipates future growth to come from these areas.

Customers

         General Physics currently provides services to more than 475 customers. Significant customers include major automotive manufacturers, commercial nuclear utilities, the Department of the Navy, the Department of the Air Force, the Department of the Army, major defense and DOE contractors, and other United States Government agencies. Revenue from the United States Government accounted for approximately 48% of the revenue for the year ended December 31, 1996. However, such revenue was derived from many separate contracts and subcontracts with a variety of Government agencies and contractors that are regarded by General Physics as separate customers. In 1996, except for General Motors Corporation, which accounted for approximately 12% of General Physics revenue, no other customer accounted for more than 10% of General Physics' revenue.

Commercial Training and Technical Services Group

         The Commercial Training and Technical Services Group focuses on training and human performance improvement needs of Fortune 500 and other commercial companies. The Group provides workforce training and other related services to customers in the industrial and manufacturing market sectors. This Group analyzes the human, organizational and technical issues confronting its customers and recommends programs to improve performance.

Fortune 500 and Other Commercial Customers

         Fortune 500 and other commercial customers represent a wide range of industries with diverse technical and geographic needs. These industries include automotive, utility, forest products, steel, food and beverage, pharmaceutical and others.

         General Physics anticipates that the need for its services with Fortune 500 and other commercial customers will continue to grow. However, there can be no assurance that such need will continue to grow or that such companies will select General Physics over its competitors to provide such services.

Automotive Services

         General Physics is a full-service training provider for the automotive industry. Since 1987, General Physics has participated in a strategic business partnership with the General Motors ("GM") Corporate Organization and Employee Development Staff. Each year several thousand GM employees attend courses conducted by General Physics. Additionally, training and consulting services are provided on a project basis to many divisions of GM, including GM Overseas Corporation, Beijing office. General Physics also provides training and consulting services to Chrysler Corporation and Ford Motor Company as well as many of the automotive supplier companies.

Industrial Training Services

         General Physics develops and provides customized training programs to the forest products, food and beverage, and petrochemical industries. These services focus on continuous improvement in the maintenance and operations aspects of plants and facilities. General Physics supports several customers by providing complete process line or facility start-up services. Process Safety Management training and technical services are also provided by General Physics. Customers include Georgia Pacific Corp., Anheuser-Busch, Inc., Mobil Oil Company and Aramco Services Company.

Manufacturing Services

         General Physics offers training and technical services to manufacturing concerns. General Physics frequently supports the introduction of new work practices associated with lean manufacturing, self-directed work teams and engineering. General Physics' combination of technical skills and work practices training helps meet the needs of a diverse customer base, including Ford Electronics, USX Corporation, Inland Steel, and Bell and Howell - Postal Systems, Inc.

Utility Services

         General Physics furnishes a wide variety of training, engineering, technical and management support services to the commercial nuclear power industry, specializing in services which improve plant operation and maintenance and ultimately increase plant availability. General Physics has provided services at one time or another to virtually all of the 110 licensed commercial nuclear power plants in the United States. Services provided include development of training programs and materials; conduct of training, development and upgrade of operations and maintenance procedures; development and implementation of Reliability-Centered Maintenance programs; spare parts management and procurement assistance; plant configuration management; control room human factors engineering; training simulator maintenance and modification; staff augmentation; and emergency preparedness program assistance. Major customers include Public Service Electric & Gas Company, Entergy Operations, Inc. and Nebraska Public Power District.
         General Physics also provides services designed to improve the operations of conventional utility power plants, gas turbine combined cycle and cogeneration plants, waste-to-energy plants, and industrial facilities. These services include plant operations and maintenance documentation, simulator training programs, plant startup engineering, maintenance management systems, and plant operations and maintenance training. Major customers include Baltimore Gas and Electric Company ("BG&E"), Entergy Operations, Inc. and Alabama Electric Coop.

         General Physics provides training services to the power systems operations centers of commercial utilities and related utility power pools, including training system operators responsible for the buying, selling and overall flow of bulk electric power throughout the United States. Major customers include Consolidated Edison Company, Nevada Power, BG&E and the Electric Power Research Institute.

International Operations

         General Physics maintains international operations in Kuala Lumpur, Beijing, Mexico City and London offering substantially the same services as are offered in the United States. Customers include electric utilities, independent power producers, automobile manufacturers and parts suppliers, pulp and paper companies, steel manufacturers and major petroleum refiners.

Engineering and Applied Sciences Group

         The Engineering and Applied Sciences Group provides engineering services to the Government, utilities and the petrochemical industry. Multi-discipline capabilities include environmental, mechanical, structural, chemical, electrical and systems engineering, augmented with nondestructive examination, industrial chemistry, and computer-aided design/drafting technical services. Specialized engineering expertise is recognized nationally in areas of mechanical integrity programs and electric power generation.

         The Group's engineering and technical services are designed to provide regulatory compliance and to improve performance through increases in efficiency, reliability and availability of plants and facilities. Services provided specialize in establishing programs and techniques that 1) improve the operational performance of components and systems, 2) reduce the probability of component failure, and 3) address the consequences of component failure to the system, personnel, and the environment. Components include pressure vessels, above-ground and underground tanks, boilers, piping systems, rotating equipment and associated instrumentation and controls. This Group also provides a full service environmental analytical laboratory, with certified specialization in soils, water, and military ordinance analysis and testing.

Engineering Design, Analysis and Inspection Services

         General Physics provides mechanical, facility, civil/structural, welding and electrical engineering design services for existing and new systems and equipment with specialization in pressure systems technology. Customers include the DOE, Phillips Laboratory at Edwards AFB, Arnold Engineering Development Center, AeroJet General Corp., the NASA Lewis Research Center, commercial research facilities and chemical and petroleum manufacturers. General Physics has also implemented comprehensive Process Safety Management (PSM) programs, including assessment of mechanical integrity of critical components, maintenance management, procedures development and management of change.

Systems Engineering

         General Physics provides expert and support personnel to The Johns Hopkins University Applied Physics Laboratory in the areas of systems engineering and computer science, focusing on the design, testing and evaluation of new and modified Navy combat systems. These services include a wide range of computer support capabilities, including computer analysts, programmers, computer scientists, data reduction specialists, and computer operators.

Plant Performance Improvement Services

         General Physics provides computer systems, engineering, chemistry and technical training services to improve the efficiency, reliability and availability of power plants for the utility and independent power generation industry. Senior staff of this Group are routinely employed as expert witnesses in the area of power plant engineering and operations.

Systems Engineering and Licensing

         General  Physics   provides  a  variety  of  engineering   services  to
commercial nuclear plants, including design engineering, service engineering, systems engineering, licensing and safety analysis.

Environmental Services

         General Physics provides environmental engineering, training and technical support services to United States Government agencies, including the DOD, the DOE, and the United States Postal Service, state and local governments, and commercial customers, including several of the largest domestic industrial companies. A majority of the environmental services revenue is derived from contracts to provide environmental engineering and other services to the DOD at its Aberdeen Proving Ground.

         General Physics provides environmental engineering services to support client efforts to obtain air, water and waste permits and to determine if their sites and facilities are in compliance with current federal, state and local regulations; and to develop and manage site environmental remediation plans, such as hazardous waste minimization programs, treatment plans for specific contaminants, air emission control, erosion control, storm water management, waste reduction and underground storage tank management. However, General Physics subcontracts most remediation construction activities, and in all cases subcontracts the removal and off-site disposal and treatment of hazardous substances.

         General Physics also furnishes various training and technical support services to assist clients with environmental regulatory compliance and voluntary initiatives including Environmental Management Systems programs meeting the International Organization of Standards, ISO-14000. Support services range from industrial hygiene services and risk assessment, to performance improvement and training.

         General Physics, through GP Environmental Services, Inc., a wholly-owned subsidiary, operates an environmental laboratory serving industrial and governmental customers primarily in the mid-Atlantic region. The laboratory performs analytical laboratory services, focusing on soils, water and biological tissue samples, using automated instrumentation and analytical facilities and a network combining all computer automated equipment and reporting systems.

Government Training and Technical Services Group

         The Government Training and Technical Services Group includes General Physics Federal Systems, Inc., a wholly-owned subsidiary of General Physics. The Group provides services in four defined market sectors: Navy, Army, Department of Energy and Other Government. The Navy market sector represents nearly two-thirds of the Group's operating revenues, while the Department of Energy, Army and Other Government sectors are approximately equally represented in the remaining one-third of operating revenues.

         General Physics provides a wide range of services to its government clients. These services fall into four "core competencies": training material development and delivery using the Instructional System Development (ISD) model, configuration management and the full range of Integrated Logistics Support
(ILS) disciplines, Information Technology (IT) services, and multimedia development. Within each of these four areas, the Group has met rigorous qualification and certification requirements mandated by government agencies.

         Major Naval command customers include NAVSEA, Naval Undersea Warfare Center, and Naval Surface Warfare Center. Additionally, this Group provides services to other agencies of the Federal Government, including the Department of the Army, Department of Energy, Defense Finance Accounting Service ("DFAS"), Department of Treasury, and Department of Justice.

Applied Technology and Undersea Warfare

         General Physics provides engineering services to United States Navy-related activities, particularly the Naval Undersea Warfare Center, which is headquartered in Newport, Rhode Island, with detachments throughout the United States. General Physics has considerable computerized Information Systems Management expertise and is noted for its Bar Coded Inventory Management, Local Area Network and Wide Area Network design and administration capabilities.

Systems Command Services

         General  Physics   specializes  in  providing   program  and  financial
management services for DOD commands in support of major weapon systems acquisitions, including providing the United States Navy with training/trainer products and services, including Submarine Operational Readiness Assessment and Training. General Physics also maintains full-service broadcast quality video production and computer-generated animation facilities and has developed more than 500 instructional hours of computer-based training, linear videotape and interactive videodisc/CDROM productions.

Government Services

         General Physics provides financial, specialty software and office automation training through contracts with EDS. The training is customer tailored for specific end-users, including the Department of Defense-DFAS and the Department of Justice-Immigration and Naturalization Service. General Physics provides aviation anti-submarine warfare aircrew training. With personnel located throughout the United States, General Physics developed the Deployable Acoustic Readiness Training System ("DARTS"), consisting of a multi-track tape reproducer and accompanying exercise manuals that can be used in any aircraft location. In addition to DARTS, General Physics provides specialized anti-submarine warfare technical services and training, including development of computer-based training used at the Naval Aviation Warfare Operator Training School.

U.S. Army Services

         General Physics operates the training center in Edgewood, Maryland supporting the United States Army's chemical weapons demilitarization program. General Physics provides training for personnel who will operate and maintain demilitarization plants at seven locations across the country. General Physics has trained chemical demilitarization specialists from Russia as part of an effort to introduce U.S. technology and approaches for Russian chemical munitions demilitarization programs. In addition, General Physics is a subcontractor to Westinghouse at the Anniston Army Depot, with responsibility for training and operations engineering in support of Westinghouse's contract to destroy chemical weapons.

DOE Services

         At the DOE's Savannah River site, General Physics provides professional services in such areas as training program design, development and accreditation assistance, technical support and quality assurance and various other operations support services. General Physics also has technical services contracts at many of the DOE's research laboratories, including Princeton Plasma Physics Laboratory and Brookhaven National Laboratory.

Contracts

         General Physics is currently performing under approximately 900 contracts, providing charges on a time-and-materials, a fixed-price or a cost reimbursable basis. General Physics' subcontracts with the United States
Government have predominantly been cost reimbursable contracts and fixed-price contracts. General Physics is required to comply with the Federal Acquisition Regulations and the Government Cost Accounting Standards with respect to services provided to the United States Government and agencies thereof. These Regulations and Standards govern the procurement of goods and services by the United States Government and the nature of costs that can be charged with respect to such goods and services. All such contracts are subject to audit by a designated government audit agency, which in most cases is the Defense Contract Audit Agency (the "DCAA"). The DCAA has audited General Physics' contracts through 1994 without any material disallowances.

         The following table illustrates the percentage of total revenue attributable to each type of contract for the year ended December 31, 1996:

                                                  Year ended December 31, 1996

Time and Materials.............................         36%

Fixed-Price...................................          44

Cost Reimbursable..............................         20

        Total Revenue............................      100%
                                                       ====

         General Physics' time-and-materials contracts generally provide for billing of services based upon the hourly labor rates of the employees performing the services and the actual expenses incurred, each multiplied by a specified mark-up factor, up to a certain aggregate dollar amount. General Physics' time-and-materials contracts include certain contracts under which General Physics has agreed to provide training, engineering and technical services at fixed hourly rates (subject to adjustment for labor costs). Time-and-materials contracts generally permit the client to control the amount, type and timing of the services to be performed by General Physics and to terminate the contract on written notice. If a contract is terminated, General Physics typically is paid for the services provided by it through the date of termination. While General Physics' clients often modify the nature and timing of services to be performed, no significant terminations of General Physics' time-and-materials contracts have occurred.

         General Physics' fixed-price contracts provide for General Physics to perform specified services for a fixed price. General Physics bears the risk that increased or unexpected costs required to perform the specified services may reduce General Physics' profit or cause General Physics to sustain a loss, but General Physics has the opportunity to derive increased profit if the costs required to perform the specified services are less than expected. Fixed-price contracts generally permit the client to terminate the contract on written notice; in the event of such termination, General Physics would typically, at a minimum, be paid a proportionate amount of the fixed price. No significant terminations of General Physics' fixed-price contracts have occurred over the last three years.

         General Physics' cost reimbursable contracts provide for General Physics to be reimbursed for its actual costs plus a specified fee. These contracts also are generally subject to termination at the convenience of the client. If a contract is terminated, General Physics typically would be reimbursed for its costs to the date of termination, plus the cost of an orderly termination, and paid a proportionate amount of the fee. No significant terminations of General Physics' cost reimbursable contracts have occurred.

Competition

         The principal competitive factors in General Physics' markets are the experience and capability of technical personnel, performance, reputation and price. Services such as those provided by General Physics' Commercial Training and Technical Services Group and by its Engineering and Applied Sciences Group are performed by many of the customers themselves, architectural and engineering firms that design and construct power plants, major suppliers of equipment and independent service companies such as General Physics. A significant factor determining the business available to General Physics and its competitors is the ability of customers to use their own personnel to perform services provided by General Physics and its competitors. Competition has increased as architectural and engineering firms have devoted additional efforts to these areas as their work in other areas has diminished. Another factor affecting the competitive environment is the existence of small, specialty companies located at or near particular customer facilities and dedicated solely to servicing the technical needs of those particular facilities.

         Competition in the industries served by the Government Training and Technical Services Group is strong and comes from large defense contractors and other service corporations, many of which have significantly greater resources than General Physics, as well as from small and disadvantaged businesses, which receive certain preferential treatment in the awarding of government contracts.

         Competition in the environmental services industry is intense and comes from large corporations, such as architect-engineering firms, that have expanded their businesses to include environmental services, specialized service firms that work exclusively in the environmental arena, other analytical laboratories and professional service firms such as General Physics. The competition in the analytical services business is very intense, and the principal determining factor is price. Most of the competitors are larger companies with multiple facilities which have greater flexibility in capacity and pricing.

Personnel

         General Physics' principal resource is its technical personnel. General Physics' future success will depend to a significant degree upon its continued ability to hire, train, integrate into its operations and retain professionals. General Physics competes for new professionals with clients, as well as with its other competitors. As of March 1, 1997, General Physics employed approximately 1,350 persons. Many of General Physics' employees perform multiple functions depending upon changes in the mix of demand for the services provided by General Physics.

         General Physics' personnel have backgrounds in mechanical, electrical, chemical, civil, nuclear and human factors engineering; in technical education and training; in power plant design, operation and maintenance; in United States Navy weapons systems design, operation and maintenance; and in toxicology, industrial hygiene, health physics, chemistry, microbiology, ecology and mathematical modeling.

         The United States Navy, the United States Army, the DOE and various other United States Government agencies generally require that contractor employees have appropriate security clearances. Thus, recruiting and retaining employees having appropriate security clearance to work at government facilities is important to the continued growth of General Physics.

         None of General Physics' employees is represented by a labor union. General Physics generally has not entered into employment agreements with its employees, but previously has entered into employment agreements with certain officers and other employees. General Physics believes its relations with its employees are good.

Marketing

         General Physics markets its services to customers primarily through its technical personnel, using senior management to aid in the planning of marketing strategies and evaluating current and long-term marketing opportunities and business directions. General Physics also has other employees dedicated solely to marketing efforts. Corporate level marketing is directed at long-term strategic business development with specific customers and with international business. General Physics has 40 offices and 52 sites, located in 30 states and offices in Kuala Lumpur, Beijing, Mexico City and London, from which it markets its services. Courses and workshops given by General Physics personnel to the public from time to time serve an important marketing function. General Physics also sends a variety of sales literature to current and prospective clients whose names are maintained in a computerized database which is updated periodically.

         The goal of General Physics' marketing process is to obtain awards of new contracts and expansion of existing contracts. By staying in contact with clients and looking for opportunities to provide further services, General Physics sometimes obtains contract awards or extensions without having to undergo competitive bidding. In other cases, clients request General Physics to bid competitively. In both cases, General Physics submits formal proposals to the client for evaluation. The period between submission of a proposal to final award can range from 30 days or less (generally for non-competitive, short-term contracts), to a year or more (generally for large, competitive multi-year contracts with governmental clients).

Backlog

         The following table sets forth the appropriate amounts of General Physics' backlog for services under signed contracts and subcontracts as of December 31, 1996, with information for each of General Physics' three business groups:

                                           Year ended December 31, 1996
                                                  (in thousands)

Commercial Training and Technical Services......   $27,632
Engineering and Applied Sciences......              23,931
Government Training and Technical Services......    15,728
                                                   --------

        Total Backlog............................  $67,291
                                                   =======

General Physics anticipates that most of its backlog as of December 31, 1996 will be recognized as revenue during fiscal year 1997; however, the rate at which services are performed under certain contracts, and thus the rate at which backlog will be recognized, is at the discretion of the client, and most contracts are, as mentioned above, subject to termination by the client upon written notice.

Insurance

         By providing services to the commercial electric power industry and to the United States Armed Forces, General Physics is engaged in industries in which there are substantial risks of potential liability. As of January 1, 1996, General Physics' insurance was combined with National Patent's insurance in a consolidated insurance program (including general liability coverage). However, certain liabilities associated with General Physics' business are not covered by these insurance policies. In addition, such liabilities may not be covered by Federal legislation providing a liability protection system for licensees of the NRC (typically utilities) for certain damages caused by nuclear incidents, since General Physics is not such a licensee. Finally, few of General Physics' contracts with clients contain a waiver or limitation of liability. Thus, to the extent a risk is neither insured or indemnified against nor limited by an enforceable waiver or limitation of liability, General Physics could be materially adversely affected by a nuclear incident. Certain other environmental risks, such as liability under the Comprehensive Environmental Response, Compensation and Liability Act, as amended (Superfund), also may not be covered by General Physics' insurance.


Environmental Statutes and Regulations

         General Physics provides environmental engineering services to its clients, including the development and management of site environmental remediation plans. Due to the increasingly strict requirements imposed by Federal, state and local environmental laws and regulations (including, without limitation, the Clean Water Act, the Clean Air Act, Superfund, the Resource Conservation and Recovery Act and the Occupational Safety and Health Act), General Physics' opportunities to provide such services may increase.

         General Physics' activities in connection with providing environmental engineering services may also subject General Physics itself to such Federal, state and local environmental laws and regulations. Although General Physics subcontracts most remediation construction activities and all removal and offsite disposal and treatment of hazardous substances, General Physics could still be held liable for clean-up or violations of such laws as an "operator" or otherwise under such Federal, state and local environmental laws and regulations with respect to a site where it has provided environmental engineering and support services. General Physics believes, however, that it is in compliance in all material respects with such environmental laws and regulations.

Properties

         General Physics' principal executive offices are located at 6700 Alexander Bell Drive, Suite 400, Columbia, Maryland 21046, and its telephone number is (410) 290-2300. General Physics leases approximately 31,650 square feet of an office building at that address, approximately 208,350 square feet of office space at various other locations throughout the United States, and in China, Great Britain, Mexico and Malaysia. General Physics believes that its facilities are adequate to carry on its business as currently conducted.

Legal Proceedings

         On September 27, 1996, General Physics, all of the directors of General Physics and the Company were named as defendants in a complaint filed in the Court of Chancery of the State of Delaware in and for New Castle County, styled Dunlop v. Pollak, et al., Civil Action No. 15237-NC. Certain directors of the Company were also named as defendants in the complaint. The plaintiff and the defendants have reached an agreement in principle to settle this litigation. See "The Company - Legal Proceedings".

DISTRIBUTION GROUP

FIVE STAR GROUP, INC.

         The Distribution Group, incorporated under the name Five Star Group, Inc. ("Five Star"), is engaged in the wholesale distribution of home decorating, hardware and finishing products. Five Star has two strategically located warehouses and office locations, with approximately 360,000 square feet of space in New Jersey and Connecticut, which enables Five Star to service the market from Maine to Virginia.

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

         The largest customer accounted for approximately 10% of Five Star's sales in 1996 and its 10 largest customers accounted for approximately 18% of such sales. No other customer accounted for in excess of 10% of Five Star's sales in 1996. All such customers are unaffiliated companies and neither Five Star nor the Company has a long-term contractual relationship with any of them.

         Competition within the industry is intense. There are much larger national companies commonly associated with national franchises such as Servistar and True Value as well as smaller regional distributors, all of whom offer similar products and services. Additionally, in some instances manufacturers will bypass the distributor and choose to sell and ship their products directly to the retail outlet. The principal means of competition for Five Star are its strategically placed distribution centers and its extensive inventory of quality name brand products. Five Star will continue to focus its efforts on supplying its products to its customers at a competitive price and on a timely, and consistent basis. In the future, Five Star will attempt to acquire complementary distributors and to expand the distribution of its line of private-label products sold under the "Five Star" name. OPTICAL PLASTICS GROUP

MXL INDUSTRIES, INC.

         The Optical Plastics Group consisting of MXL Industries, Inc. ("MXL") is engaged in the manufacture of molded and coated optical products, such as shields and face masks and non-optical plastic products. MXL is a state-of-the-art injection molder and precision coater of large optical products such as shields and face masks and non-optical plastics. MXL believes that the principal strengths of its business are its state-of-the-art injection molding equipment, advanced production technology, high quality standards, and on time deliveries. Through its Woodland Mold and Tool Division, MXL also designs and engineers state-of-the-art injection molding tools as well as providing a commodity custom molding shop.

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

         MXL is dependent upon one client which accounts for approximately 41% of MXL's total sales and MXL's 10 largest customers accounted for approximately 81% of its total sales.

         MXL's sales and marketing effort concentrates on industry trade shows. In addition, the Company employs one marketing and sales executive and one sales engineer. In the future, MXL will attempt to acquire complementary businesses.

HYDRO MED SCIENCES

         Hydro Med Sciences ("HMS") is a division of the Company involved in the manufacture of medical devices, drugs and cosmetic polymer products. HMS was established to investigate potential uses of a unique group of polymers called HydronR in applications beyond the soft contact lens area, where it was already in use. These polymers, which absorb water without dissolving, have a number of biomedical applications.

         HMS is currently developing gel implants for slow, long-term delivery applications under grants from the Population Council. These implants could be combined with chronic disease drugs. HMS is now seeking collaborations with a number of major pharmaceutical companies with drugs going off-patent, to explore opportunities to create new patent positions through combining their drugs with the gel implant delay system.

THE COMPANY'S INVESTMENTS

GTS Duratek, Inc.

         GTS Duratek, Inc. ("Duratek") is an environmental technology and services firm that uses its proprietary vitrification processes to convert radioactive and hazardous waste into glass for long-term storage and disposal. On April 23, 1996, Duratek completed a secondary public offering of 3.6 million shares of common stock at $18.50 per share, one million shares of which were sold by National Patent, reducing National Patent's ownership to approximately 15% of the currently outstanding shares of common stock of Duratek.

Interferon Sciences, Inc.

         Interferon Sciences, Inc. ("ISI") is a biopharmaceutical company engaged in the study, manufacture, and sale of pharmaceutical products based on its highly purified, multispecies, natural source alpha interferon ("Natural Alpha Interferon"). ISI's ALFERON(R) N injection (Interferon Alfa-n3) product has been approved by the United States Food and Drug Administration for the treatment of certain types of genital warts and is being studied for potential use in the treatment of HIV, hepatitis C, and other indications. ISI also is studying ALFERON N Gel and ALFERON LDO(R), its topical and oral formulations of Natural Alpha Interferon, for the potential treatment of viral and immune system diseases. National Patent currently owns approximately 15% of the outstanding shares of common stock of ISI.

GSE Systems, Inc.

         GSE Systems, Inc. ("GSE") was formed in 1994 through the consolidation of a number of small, related businesses. GSE concluded an initial public offering in August 1995. GSE is a global provider of integrated enterprise software and information solutions to the energy, process and manufacturing industries. The Company controls approximately 22% of the outstanding shares of common stock of GSE.

American Drug Company

         American Drug Company ("ADC") was organized in 1993 as a wholly-owned subsidiary of National Patent to initiate marketing activities for American generic pharmaceutical and medical products in Russia and the Commonwealth of Independent States, from offices in Prague and Moscow. ADC's wholly-owned subsidiary, NPD Trading (USA) Inc., provides consulting services to Western companies doing business in Russia and Eastern Europe. ADC began distributing products in 1995. For the year ended December 31, 1996, ADC had completed registration for approximately 25 products, including toothpaste, sanitary napkins, antibiotic ointments, bandages and vitamins. As of December 31, 1996 the Company owned 54% of the outstanding shares of ADC.

Employees

         At December 31, 1996, the Company and its subsidiaries employed 1,708 persons, including 19 in the Company's headquarters, 1,321 in the Physical
Science Group, 250 in the Distribution Group and 85 in the Optical Plastics Group. Of these, 5 persons were engaged in research and development. The Company considers its employee relations to be satisfactory.

Patents and Licenses

         The operating businesses of the Company are not materially dependent upon patents, or patent and know-how licenses. The know-how and expertise gained with respect to the manufacture and sale of its products, acquired as a result of its license and ownership of patents, are of greater importance to its future ability to manufacture and sell such products than are the patents themselves.

         (d) Financial Information about the Foreign and Domestic operations and Export Sales. The Company has no material Foreign Operations or Export Sales.

ITEM 2. PROPERTIES

         The following information describes the material physical properties owned or leased by the Company and its subsidiaries.

         The Company leases approximately 10,000 square feet of space for its New York City principal executive offices. The Company's Physical Sciences Group leases approximately 31,650 square feet of an office building in Columbia, Maryland and approximately 208,350 square feet of office space at 39 branch offices in various other locations in the United States and abroad.

         The Distribution Group leases 250,000 square feet in New Jersey and 110,000 square feet in Connecticut.

         The Optical Plastics Group owns 33,000 square feet of office space in Lancaster, PA and 12,594 square feet of office space in Westmont, IL.

         The facilities owned or leased by the Company are considered to be suitable and adequate for their intended uses and are considered to be well maintained and in good condition.

ITEM 3. LEGAL PROCEEDINGS

         On September 27, 1996, General Physics, all of the directors of General Physics and the Company were named as defendants in a complaint filed in the Court of Chancery of the State of Delaware in and for New Castle County, styled Dunlop v. Pollak, et al., Civil Action No. 15237-NC. The complaint was brought by an alleged stockholder of General Physics, individually and purportedly as a class action on behalf of all other stockholders of General Physics. The complaint alleged purported breaches of fiduciary duty by the directors of General Physics, including certain directors who are also directors of the Company, and purported breaches of fiduciary duty by the Company, as an alleged majority and controlling stockholder, arising primarily from the Merger. The complaint alleges, among other things, that the Merger was timed to allow the Company to take advantage of the current trading price of General Physics Common Stock, which plaintiff alleged was depressed. The complaint sought, among other things, injunctive relief prohibiting the Merger or, if the Merger was consummated, an order rescinding the Merger or granting plaintiff and the other members of the purported class damages. Plaintiff granted the defendants an extension of the time to answer the complaint and to respond to plaintiff's pending request to review documents relating to the Merger.

         The plaintiff and the defendants reached an agreement in principle to settle the above-referenced action. Pursuant to such agreement, the Company, General Physics and GPX entered into Amendment No. 1 to the Agreement and Plan of Merger, dated as of December 18, 1996, which provides for an increase in the Exchange Ratio of each outstanding share of General Physics Common Stock for the Company's Common Stock from .53 to .54. In addition, the Collar was changed from a ratio of $9.336 to $9.914 to a range of $9.259 to $10.00; the effect of the increase in the Exchange Ratio and the change in the Collar was that holders of General Physics Common Stock received an amount in value of the Company's Common Stock in the range of between $5.00 and $5.40 (rather than $4.95 and $5.25), as long as the Market Price of the Company's Common Stock was within the Collar on the Test Date.

         As part of the agreement in principle, the parties agreed to use their best efforts to enter into and execute a stipulation of settlement to release any and all claims that have been or could have been asserted by or on behalf of the plaintiff or any members of the purported class against any of the defendants in the lawsuit which arise out of or relate to the Merger, the Merger Agreement, the Joint Proxy Statement/Prospectus or events described in the lawsuit. The settlement is subject to, among other things, completion of discovery to confirm that the settlement is fair and reasonable and is in the best interest of stockholders of General Physics.

         In connection with the settlement, plaintiff's counsel will apply to the court for an aggregate award of attorney's fees and expenses in an amount not to exceed $200,000, such fees to be paid principally in shares of the Company's Common Stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On January 23, 1997, stockholders of each of the Company and General Physics at a Special Meeting of Stockholders, voted to approve the merger of a wholly-owned subsidiary of the Company and General Physics, pursuant to which General Physics became a wholly-owned subsidiary of the Company.

                                                      PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

                  The Company's Common Stock, $.01 par value, is traded on the American Stock Exchange, Inc. and the Pacific Stock Exchange, Inc. The following tables present its high and low market prices for the last two years, taking into account the reverse stock split which became effective on October 6, 1995. During the periods presented below, the Company has not paid any dividends.

                         Quarter                   High              Low

         1996            First                    9.875            8.125
                         Second                  11.625            8.375
                         Third                   10.125            8.125
                         Fourth                   9.125            7.0625

         1995            First                     9.50            6.50
                         Second                    9.75            6.75
                         Third                     9.00            6.50
                         Fourth*                  10.75            7.25

*On September 20, 1995, the Company's shareholders and Board of Directors approved the proposal to amend the Company's Restated Certificate of Incorporation to effect a one-for-four reverse stock split of its Common Stock. The reverse stock split became effective on October 6, 1995.

         The number of shareholders of record of the Common Stock as of March 3, 1997 was 3,277. On March 3, 1997, the closing price of the Common Stock on the American Stock Exchange was $7.18.

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES



Item 6.  Selected Financial Data


Operating Data ......................................................               (in thousands, except per share data)
Years ended December 31, ............................................        1996        1995        1994         1993         1992
                                                                                                                          ---------
Sales ...............................................................   $ 203,800   $ 185,025   $ 204,774    $ 185,846    $ 189,797
Gross margin ........................................................      30,242      28,322      32,559       26,974       29,211
Interest expense ....................................................       4,358       5,019       6,458        8,199       10,866
Income (loss) before discontinued operations and extraordinary items       11,380       4,032     (11,397)      (6,849)     (11,578)
Net income (loss) ...................................................      11,380       1,012     (13,971)      (5,977)     (11,943)
                                                                                                                          ---------
Earnings (loss) per share ...........................................                                                             *
Income (loss) before discontinued operations and extraordinary items    $    1.54   $     .60   $   (2.10)   $   (1.60)   $   (2.94)
Net income (loss) ...................................................        1.54         .15       (2.57)       (1.40)       (3.03)
                                                                                                                          ---------
Cash dividends declared per share
Balance Sheet Data
                                                                                                                          ---------
Years ended December 31, ............................................        1996        1995        1994         1993         1992
Cash, cash equivalents, restricted cash and marketable securities ...   $  25,927   $  11,657   $  10,075    $  10,976    $  23,674
Short-term borrowings ...............................................      20,281      18,043      31,060       21,390       28,977
Working capital .....................................................      41,691      32,949      25,823       33,224       44,877
Total assets ........................................................     176,027     151,720     175,546      166,057      192,649
Long-term debt ......................................................      20,116      23,932      31,213       40,858       61,441
Stockholders' equity ................................................      94,029      70,998      65,165       67,438       63,823



* All periods have been restated to reflect the effect of the one for four reverse stock split (See Note 15 to the consolidated financial statements).
Notes: (a) General Physics Corporation's (GP) results of operations were consolidated with the results of the Company from September 1, 1994 through December 31, 1996. The balance sheets of GP have been consolidated with the Company at December 31, 1996, 1995 and 1994. For all other periods GP's financial data has been accounted for on the equity basis. (b) Interferon Sciences, Inc.'s (ISI) results of operations were consolidated with the results of the Company from January 1, 1992 through September 1993. The balance sheet of ISI was consolidated with the Company at December 31, 1992. ISI's financial data has been accounted for on the equity basis from October 1993 through June 1996. From July 1996, ISI's financial data has been accounted for as a combination of long-term investments and as long-term available-for-sale equity securities. (c) GTS Duratek, Inc., (Duratek) results of operations were consolidated with the results of the Company from January 1, 1992 through December 31, 1994. The balance sheets of Duratek were consolidated with the Company at December 31, 1994, 1993, 1992 and 1991. At December 31, 1995, for the year then ended and through March 31, 1996, Duratek's financial data has been accounted for on the equity basis. At December 31, 1996, and since April 1996, the Company has accounted for its investment as a combination of marketable securities, long-term investments and as long-term available-for-sale equity securities.

 See Management's' discussion and analysis of financial condition and results operations for further details.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:


RESULTS OF OPERATIONS

Overview
In 1996, the Company took several significant steps to position itself for the future. During the first quarter of 1996, the Company repaid $1,998,000 of Swiss denominated debt which was due. In addition, at December 31, 1996, the Company had $20,116,000 of long-term debt, of which $7,319,000 will be repaid in 1997 and $1,990,000 will be refinanced under the terms of the Company's new bank agreement, which was executed on March 26, 1997 (see Note 21 to the consolidated financial statements). In April 1996, the Company sold 1,000,000 shares of GTS Duratek, Inc. (Duratek) common stock, generating net proceeds of $17,700,000. This transaction had a significant impact upon the Company's liquidity, and at December 31, 1996, the Company had cash and cash equivalents of $22,677,000. In September 1996, the Company announced its intention to acquire the remaining 48% of General Physics Corporation (GP) that it did not already own in exchange for shares of the Company's common stock (see Note 2 to the consolidated financial statements). The transaction was completed on January 24, 1997.

In 1996, income before income taxes, discontinued operation and extraordinary item was $11,244,000, as compared to income of $5,819,000 in 1995. The improvement in the Company's results is due to several factors. In April 1996, the Company sold 1,000,000 shares of Duratek common stock recognizing a gain of $12,200,000. In addition, the Company recorded gains totaling $3,314,000 on the transfer of 250,000 shares of Duratek common stock from long-term investments to trading securities and from subsequent changes in the market value of these shares. The Company currently owns 15% of Duratek and accounts for its investment in Duratek as a combination of marketable securities, long-term investments and as long-term available-for-sale securities. In 1996, the Company also recognized a gain of $2,168,000 on the issuance of stock by affiliates, primarily as a result of the issuance in April 1996 by Interferon Sciences, Inc.
(ISI) of additional shares of common stock. The Company currently owns approximately 15% of ISI, and effective in the third quarter of 1996 the Company commenced accounting for its investment in ISI as a combination of long-term investments and as long-term available-for-sale equity securities. The above gains were partially offset by a $4,000,000 loss recognized on the Company's investments in American White Cross, Inc. (AWC), due to AWC filing for protection under Chapter 11 of the United States Bankruptcy Code in July 1996. In 1996 the Company generated increased operating profits due to improvements within the Distribution and Physical Science Groups, partially offset by reduced operating profits achieved by the Optical Plastics Group (see Note 16 to the consolidated financial statements). The Physical Science Group, which is GP, achieved increased operating profits of $1,650,000 as a result of increased sales and gross margin. At December 31, 1996 the Company owned 52% of GP and in January 1997 purchased the remaining 48% (see Note 2 to the consolidated financial statements). GP provides a wide range of training, engineering, environmental and technical support services to commercial nuclear and fossil power utilities, the United States Departments of Defense and Energy, Fortune 500 companies and other commercial and governmental customers. The Distribution Group, which is the Five Star Group, Inc. (Five Star), the Company's distributor of home decorating, hardware and finishing products, increased operating profits by $393,000 due to increased sales and the related gross margin, partially offset by increased selling, general and administrative expenses. The Optical Plastics Group, which is MXL Industries, Inc. (MXL), the Company's injection molding and coating subsidiary, had a reduction in operating profits of $1,176,000 due to both reduced sales and gross margin percentage. The Company also had Investment and other income (expense), net totaling $3,756,000 in 1996 as compared to $1,129,000 in 1995. The increased Investment and other income (expense), net was primarily the result of foreign currency transaction gains in 1996 as opposed to losses in 1995, reduced losses related to ISI, which since the third quarter of 1996 was accounted for as a combination of long-term investments and as long-term available-for-sale equity securities, and increased investment income due to increased cash and cash equivalents. The Company also reduced its interest expense by $661,000 in 1996 due to the continued reduction of long-term debt at the Corporate level in 1995 and in the first quarter of 1996.

In 1995, income before income taxes, discontinued operation and extraordinary item was $5,819,000 as compared to a loss of $10,648,000 in 1994. The improvement in operations is due to several factors. In the first and fourth quarters of 1995, the Company sold 1,667,000 and 500,000 shares, respectively of Duratek common stock, resulting in the recognition of a $3,768,000 gain. As a result of the first sale of the Duratek common stock, the Company's ownership in Duratek fell below 50%, and commencing in January 1995, the Company accounted for its investment in Duratek, which totaled $4,121,000 at December 31, 1995, on the equity basis (see Note 3 to the consolidated financial statements). In addition, the Company recorded an unrealized gain totaling $3,183,000 on the transfer of 250,000 shares of Duratek common stock from long-term investments to trading securities. During the third quarter of 1995, the Company realized a $5,912,000 gain as a result of the issuance of common stock by ISI, a then 22% owned affiliate, and the initial public offering by GSE Systems, Inc.(GSES), a 26% controlled affiliate at December 31,1995. The $5,912,000 gain was comprised of a $3,137,000 gain realized primarily on the issuance of 1,725,000 shares of common stock (including the over-allotment option) at $14.00 per share by GSES in July 1995 and a $2,775,000 gain realized primarily as a result of the issuance in August and September 1995 of 3,000,000 shares of common stock by ISI at $4.80 per share, as adjusted for a one for four reverse stock split of ISI (see Note 4 to the consolidated financial statements). The Company also realized Investment and other income, net of $1,129,000 in 1995 compared to a net expense of $1,808,000 in 1994. The improvement is due to several factors including a foreign currency transaction loss of $1,066,000 in 1995 compared to a foreign currency transaction loss of $2,124,000 realized in 1994, related to the Company's decision not to hedge its Swiss denominated debt, and reduced losses incurred on investments in 20% to 50% owned affiliates. These improvements were partially offset by a $785,000 loss recognized due to the permanent impairment of an available-for-sale security. In 1995, the Company also incurred reduced interest expense as a result of reduced long-term debt at the corporate level. Operating profits improved for the year ended December 31, 1995 within the Optical Plastics and Physical Science Groups, and decreased marginally within the Distribution Group and within American Drug Company, the Company's 54% owned subsidiary, which is not part of an operating segment. The Optical Plastics Group generated increased operating profits due to both increased sales and gross margin percentage. The Physical Science Group experienced improved operating results due to the results of GP being included in the consolidated results of operations for the full year (see Note 2 to the consolidated financial statements). The Distribution Group had marginally reduced operating profits due to reduced sales and the related gross margin, offset by significantly reduced operating costs.

Sales

Consolidated sales from continuing operations decreased by $19,749,000 from $204,774,000 in 1994 to $185,025,000 in 1995 and increased by $18,775,000 to
$203,800,000 in 1996. In 1995, the Company had reduced sales within the Physical Science and Distribution Groups, partially offset by increased sales achieved by the Optical Plastics Group. In 1996, the Company had increased sales within the Physical Science and Distribution Groups, partially offset by reduced sales within the Optical Plastics Group.

The Physical Science Group's sales decreased from $118,421,000 in 1994 to $107,549,000 in 1995 and increased to $117,183,000 in 1996. The reduced sales in 1995 were due to the results of Duratek being accounted for on the equity basis since January 1995, partially offset by the consolidation of the results of GP since September 1994 (see Note 2 to the consolidated financial statements). The increased sales of $9,634,000 in 1996 were primarily the result of increased sales within GP's Commercial Training and Technical Services Group. In addition, GP experienced marginally increased sales within its Engineering and Applied Sciences Group, offset by marginally reduced sales within the Government Training and Technical Services Group. GP has focused its marketing resources on expanding management and technical training services to manufacturing and process industries and specialized engineering services to federal agencies and process industries.

The Distribution Group sales decreased from $75,551,000 in 1994 to $65,098,000 in 1995 and increased to $76,102,000 in 1996. The reduced sales in 1995 were the result of the loss of a major retail chain as a customer, partially mitigated by a general increase in business among numerous independent retail stores. The increased sales of $11,004,000 in 1996 were the result of Five Star commencing sales to the major retail chain lost in at the end of 1994, as well as a significant growth in sales to independent retail stores. The growth in independent retail store sales was primarily generated by a significant increase in sales of hardware products due to an expansion of Five Star's product line. The sales increase in 1996 was partially mitigated by the closing of two retail chains in the northeast which had generated $5,866,000 of sales in 1995.

The Optical Plastics Group sales increased from $9,290,000 in 1994 to $10,949,000 in 1995 and decreased to $8,781,000 in 1996. The improved sales in 1995 were the result of increased sales throughout MXL's entire customer base. The reduced sales of $2,168,000 in 1996 was the result of reduced orders from MXL's largest customer, due to changes in their product line.




Gross margin

Consolidated gross margin was $32,559,000 or 16% in 1994, $28,322,000 or 15% in 1995 and $30,242,000 or 15% of net sales in 1996. The reduced gross margin of $4,237,000 in 1995 occurred primarily within the Physical Science Group, and to a lesser extent within the Distribution Group, partially offset by increased gross margins achieved by the Optical Plastics Group. The increased gross margin of $1,920,000 in 1996 was the result of increased gross margin within the Physical Science and Distribution Groups, partially offset by reduced gross margin achieved by the Optical Plastics Group.

The Physical Science Group gross margin decreased from $16,670,000 or 14% in 1994 to $12,368,000 or 12% in 1995 and increased to $14,309,000 or 12% in 1996.
The decreased gross margin in 1995 was due to the Company's ownership in Duratek falling below 50% in January 1995, and the Company accounting for Duratek on the equity and later the cost basis from that time, partially offset by GP being included in the consolidated results since September 1994. Duratek achieved a gross margin of $7,111,000 in 1994 but zero was included in consolidated gross margin for 1995 for Duratek. Since January 1995, Duratek was accounted for on the equity method until April 1996 when the Company began accounting for its investment as a combination of marketable securities, long-term investments and as long-term available-for-sale equity securities. The reduced gross margin percentage is the result of historically lower gross margins earned by GP due to the nature of its business. In 1995 GP has increased its gross margin percentage through its continuing efforts to reduce overhead costs as a percent of revenue, as well as the achievement of higher direct labor utilization. In 1996, the increased gross margin of $1,941,000 was the result of increased sales as well as reduced overhead costs as a percentage of sales.

The Distribution Group gross margin decreased from $11,785,000 or 16% in 1994 to $10,966,000 or 17% in 1995 and increased to $12,313,000 or 16% in 1996. In 1995, the reduced gross margin was the result of reduced sales, partially mitigated by an increased gross margin percentage. The increased gross margin percentage in 1995 was the result of reduced warehousing costs due to the successful implementation of Five Star's advanced warehouse management system , as well as the consolidation of Five Star's New York warehouse into the New Jersey facility. The increased gross margin of $1,347,000 in 1996 was the result of increased sales. The reduced gross margin percentage was the result of an increase in drop- ship sales ,as well as lower margins generated on sales to a major retail chain, partially offset by continued efficiencies achieved in Five Star's warehouse operations.

The Optical Plastics Group gross margin increased from $3,635,000 or 39% of net sales in 1994 and to $4,336,000 or 40% of net sales in 1995 and decreased to $2,913,000 or 33% of net sales in 1996. In 1995, the increased gross margin was primarily the result of increased sales. The reduced gross margin of $1,423,000, as well as the reduced gross margin percentage in 1996 was the result of reduced sales to MXL's major customer, who historically generated higher gross margin percentages than the remainder of MXL's business on average.


Investment and other income (expense), net

Investment and other income (expense) was $(1,808,000) in 1994, $1,129,000 in 1995 and $3,756,000 in 1996. The improvement in 1996 is primarily due to three factors. In 1996, the Company had a foreign currency transaction gain of $340,000 compared to a loss of $1,066,000 in 1995, related to the Company's decision not to hedge its Swiss denominated debt, increased investment income and reduced losses incurred on investments in 20% to 50% owned affiliates. Although the Company is exposed to foreign currency transaction losses as a result of its Swiss denominated indebtedness, the Company considers its risk of loss to be acceptable due in part to the reduced amount of such indebtedness at December 31, 1996. Accordingly, the Company has not hedged such risk at December 31, 1996 and will review this policy on a continuing basis. The Company had increased investment income in 1996 as a result of an increase in cash and cash equivalents during 1996. In addition, the Company incurred reduced losses related to ISI, in which the Company has an approximately 15% interest, which effective in the third quarter of 1996 was accounted for as a combination of long-term available-for-sale equity securities and long-term investments. The improvement in 1995 was due to several factors including a foreign currency transaction loss of $1,066,000 in 1995 compared to a foreign currency transaction loss of $2,124,000 realized in 1994, related to the Company's decision not to hedge its Swiss denominated debt, and reduced losses incurred on investments in 20% to 50% owned affiliates. These improvements were partially offset by a $785,000 loss recognized due to the permanent impairment of an available for sale security. At December 31, 1996 and 1995, the Company's Investments and advances of $25,108,000 and $21,452,000 were primarily its investments in Duratek, ISI and GSES, which were $5,113,000, $6,360,000, $9,868,000 in 1996 and $4,121,000, $3,761,000 and $8,944,000, in 1995,
respectively.

Selling, general, and administrative expenses

Selling, general and administrative expenses (SG&A) decreased from $34,732,000 in 1994 to $30,372,000 in 1995 and increased to $30,788,000 in 1996. In 1995, the reduced SG&A was primarily the result of reduced SG&A of $3,985,000 within the Physical Science Group primarily due to Duratek, which incurred SG&A of $5,926,000 in 1994, being accounted for on the equity basis since January 1995, partially offset by increased SG&A of $1,941,000 incurred by GP largely due to the recording of an approximately $1,015,000 reserve related to potentially uncollectible revenue recorded in years prior to 1993. In the process of reviewing the results of a previous audit by the Defense Contract Audit Agency, GP determined that, based upon the information then available, it was not probable that the government would approve payment of a rate differential related to overruns in certain cost-plus-fixed-fee contracts which were completed prior to 1994. Since the rate differential had been recognized as revenue over a series of prior years, GP set up a reserve in the third quarter of 1995 against the estimated amount of the rate differential believed likely to be noncollectible. In addition, the Distribution Group incurred reduced SG&A of $773,000 in 1995 as a result of Five Star's reduced sales commissions paid due to reduced sales, as well as the success of its continuing effort to consolidate and streamline its organization. American Drug Company (ADC) also incurred increased SG&A as a result of increased consulting expenses and costs related to the opening and staffing of the Moscow office. ADC is the Company's 54% owned subsidiary which exports American made generic and prescription drugs and over-the-counter healthcare products in both Russia and the Commonwealth of Independent States. The increased general and administrative costs at Five Star and ADC were partially mitigated by reduced costs incurred at the corporate level. The increase of $416,000 in SG&A in 1996 was the result of increased SG&A incurred by the Distribution Group, partially offset by reduced SG&A achieved by the Physical Science and Optical Plastics Groups and at the Corporate level. The increased SG&A within the Distribution Group was primarily the result of increased sales commissions paid due to increased sales, as well as increased costs incurred by Five Star for equipment and computer rental due to the continued upgrading and development of their facility management systems. The reduced SG&A achieved by GP was the result of the $1,015,000 reserve taken in 1995 related to potentially uncollectible revenue recorded in years prior to December 31, 1993, partially offset by a $259,000 reserve recorded in 1996 for the settlement of a legal action brought against GP by a former employee. The Optical Plastics Group achieved lower SG&A in 1996 due to efforts to reduce their operating costs due to their reduced sales volume.

Interest expense

Interest expense aggregated $6,458,000 in 1994, $5,019,000 in 1995 and $4,358,000 in 1996. The reduced interest expense in 1995 and the further reduction in 1996, was the result of the Company's continuing successful effort to reduce its interest expense at the corporate level due to reduced interest on the Company's Swiss Debt obligations due to the Exchange Offers in 1994 and 1995 and the repayment of various Swiss Debt obligation in 1996 (see Note 11 to the consolidated financial statements).

Income taxes

Income tax expense (benefit) from operations for 1994, 1995 and 1996 was $749,000, $1,787,000 and $(136,000), respectively.

In 1996, the Company recorded an income tax benefit of $136,000. The current income tax provision of $1,724,000 represents the estimated taxes payable by GP, the Company's 52% owned subsidiary. The deferred income tax benefit of $1,860,000 results from utilization of net operating loss carryovers and a reduction in the valuation allowance, among other factors. The decrease in the valuation allowance in 1996 was attributable in part to the utilization of the Company's net operating loss carryforwards, and to the Company's expectation of generating sufficient taxable income that will allow for the realization of a portion of its deferred tax assets.

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

As  of  December  31,  1996,  the  Company  has  approximately   $18,131,000  of
consolidated net operating losses available for Federal income tax purposes.

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

Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements.

Forward-Looking Statements. This report contains certain forward-looking statements reflecting management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to the Company's ability to reverse its history of operating losses; the Company's dependence on its subsidiaries and its investments as its primary source to service outstanding debt and to fund its operations; and the Company's ability to comply with financial covenants in connection with various loan agreements.

Liquidity and capital resources

At December 31, 1996, the Company had cash and cash equivalents totaling $22,677,000. GP, SGLG, Inc. and ADC had cash and cash equivalents of $2,057,000 at December 31, 1996. The minority interests of these companies are owned by the general public, and therefore, the assets of these subsidiaries have been dedicated to the operations of these companies and may not be readily available for the general corporate purposes of the parent. In January 1997, the Company acquired the remaining 48% of the outstanding shares of GP that it did not already own. (See Note 2 to the consolidated financial statements).

The Company has sufficient cash, cash equivalents and marketable securities and borrowing availability under existing and potential lines of credit (See Note 9 to the consolidated financial statements) to satisfy its cash requirements for its 12% Subordinated Debentures scheduled to mature in the third quarter of 1997, which totaled approximately $6,732,000 at December 31, 1996. On March 26, 1997, the Company's entered into a new Revolving Credit Agreement (see Note 21 to the consolidated financial statements).

At December 31, 1996, approximately $2,000,000 was available to the Company under GP's credit agreements. The Company has historically reduced its long-term debt through the issuance of equity securities in exchange for long-term debt. In addition to its ability to issue equity securities, the Company believes that it has sufficient marketable long-term investments, as well as the ability to obtain additional funds from its operating subsidiaries and the potential to enter into new credit arrangements in order to fund its working capital requirements. At December 31, 1996, the Company had classified 250,000 shares of Duratek stock valued at $3,250,000 as marketable securities, as a result of the transfer from long-term investments to trading securities due to the Company's intention to sell these shares promptly in 1997.

For the year ended December 31, 1996, the Company's working capital increased by $8,742,000 to $41,691,000, reflecting the effect of increased cash and cash equivalents, partially offset by increased current maturities of long-term debt and short-term borrowings. Consolidated cash and cash equivalents increased by $14,583,000 to $22,677,000 at December 31, 1996.

The increase in cash and cash equivalents of $14,583,000 in 1996 resulted from cash provided by financing of $1,971,000, investing activities of $9,849,000, and cash provided by operations of $2,763,000. The cash provided by investing activities was primarily from proceeds from the sale of stock of a subsidiary, partially offset by additions to property, plant and equipment and intangible assets. Financing activities consisted primarily of proceeds from short-term borrowings and long-term debt, offset by repayments and reductions in short-term borrowings and long-term debt.

The Company is required to meet certain financial covenants pursuant to its loan agreements, and is currently in compliance with these covenants.

The Company's principal manufacturing facilities were constructed subsequent to 1976 and management does not anticipate having to replace major facilities in the near term. As of December 31, 1996, the Company has not contractually committed itself for any other new major capital expenditures.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                           Page
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENTS OF NATIONAL PATENT DEVELOPMENT
 CORPORATION AND SUBSIDIARIES:

         Independent Auditors' Report                                       31

         Consolidated Balance Sheets - December 31, 1996 and 1995           32

         Consolidated Statements of Operations - Years ended December 31,
          1996, 1995, and 1994                                              34

         Consolidated Statements of Changes in Stockholders' Equity - Years
          ended December 31, 1996, 1995, and 1994                           36

         Consolidated Statements of Cash Flows - Years ended December 31,
          1996, 1995, and 1994                                              38

         Notes to Consolidated Financial Statements                         41

SUPPLEMENTARY DATA (Unaudited)

         Selected Quarterly Financial Data                                  78

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Patent Development Corporation and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP

New York, New York
March 26, 1997

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                (in thousands)
December 31,                                                 1996          1995
-------------------------------------------------------------------------------
Assets
Current assets
Cash and cash equivalents ............................   $  22,677    $   8,094
Marketable securities ................................       3,250        3,563
Accounts and other receivables (of which
 $13,296 and $13,013 are from government
 contracts) less allowance for doubtful
 accounts of $2,155 and $3,066 .......................      40,633       39,466
Inventories ..........................................      23,193       20,444
Costs and estimated earnings in excess of billings on
 uncompleted contracts, of which $481 and $1,473
 relates to government contracts .....................       9,466        9,118
Prepaid expenses and other current assets ............       3,462        3,640
                                                                      ---------
Total current assets .................................     102,681       84,325
                                                                      ---------
Investments and advances .............................      25,108       21,452
                                                                      ---------
Property, plant and equipment, at cost ...............      36,045       33,367
Less accumulated depreciation and amortization .......     (26,767)     (24,374)
                                                                      ---------
                                                             9,278        8,993
                                                                      ---------
Intangible assets, net of accumulated
 amortization of $29,577 and $27,901
Goodwill .............................................      33,737       32,445
Patents, licenses and deferred charges ...............         739          608
                                                                      ---------
                                                            34,476       33,053
Deferred tax asset ...................................         843

Other assets .........................................       3,641        3,897
                                                                      ---------
                                                         $ 176,027    $ 151,720
                                                                      ---------

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

              (in thousands, except shares and par value per share)


December 31,                                            1996          1995
--------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities
Current maturities of long-term debt .............  $   9,309      $   4,167
Short-term borrowings ............................     20,281         18,043
Accounts payable and accrued expenses ............     22,879         20,865
Billings in excess of costs and estimated
 earnings on uncompleted contracts ...............      8,521          8,301
                                                       ------         ---------
Total current liabilities ............... ........     60,990         51,376
                                                       ------         ---------

Long-term debt less current maturities .............   10,807         19,765

Minority interests ................................    10,201          9,581

Commitments and contingencies

Stockholders' equity *
Preferred stock, authorized 10,000,000
 shares, par value $.01 per share, none issued
Common stock, authorized 25,000,000 shares, par
 value $.01 per share, issued 7,518,725 and 6,825,723
 shares (of which 1,497 shares are held in treasury)       75             68
Class B capital stock, authorized 2,800,000 shares, par
 value $.01 per share, issued and outstanding
 62,500 shares ...................................          1              1
Capital in excess of par value ...................    131,388        125,419
Deficit ..................................... ....    (40,759)       (52,139)
Net unrealized gain (loss) on available-for-sale
securities ......................................       3,324         (1,440)
Minimum pension liability adjustment .............                      (911)
                                                      ---------     ---------
Total stockholders' equity .......................     94,029         70,998
                                                     ---------     ---------
                                                    $ 176,027      $ 151,720
                                                    ---------     ---------


*Stockholders' equity has been restated to reflect the effect of the one for four reverse stock split (See Note 15 to the consolidated financial statements).

          See accompanying notes to consolidated financial statements.

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)


Years ended December 31,                      1996        1995        1994
--------------------------------------------------------------------------
Sales                                      203,800    $185,025    $204,774
Cost of goods sold                         173,558     156,703     172,215
--------------------------------------------------------------------------
Gross margin                                30,242      28,322      32,559
--------------------------------------------------------------------------
Selling, general and administrative        (30,788)    (30,372)    (34,732)
Interest                                    (4,358)     (5,019)     (6,458)
Investment and other income (expense),
 net (including interest income of $906,
 $555 and $360)                              3,756       1,129      (1,808)
Loss on investments                         (4,000)
Gain on disposition of stock of
 a subsidiary and an affiliate              12,200       3,768
Gain on issuance of stock by a
 subsidiary and affiliates                   2,168       5,912
Gains on trading securities                  3,314       3,183
Minority interests                          (1,290)     (1,104)       (209)
--------------------------------------------------------------------------

Income (loss) before income taxes,
 discontinued operation and
 extraordinary item                         11,244       5,819     (10,648)
Income tax benefit (expense)                   136      (1,787)       (749)
---------------------------------------------------------------------------
Income (loss) before discontinued
 operation and extraordinary item           11,380       4,032     (11,397)
--------------------------------------------------------------------------

Discontinued operation
Loss from operations                                      (331)     (1,789)
Loss on disposal including provision of
$100 in 1994 during phase-out period                    (2,610)       (785)
--------------------------------------------------------------------------
Loss from discontinued operation                        (2,941)     (2,574)
--------------------------------------------------------------------------
Income (loss) before extraordinary item     11,380       1,091     (13,971)
Extraordinary item
Extinguishment of debt,(net of income tax)                 (79)
---------------------------------------------------------------------------

Net income (loss)                          $11,380    $  1,012   $ (13,971)
--------------------------------------------------------------------------

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

              (in thousands, except shares and par value per share)



Years ended December 31,                  1996            1995             1994
--------------------------------------------------------------------------------

Income (loss) per share  *
Income (loss) before discontinued
 operation and extraordinary item      $  1.54         $   .60         $  (2.10)

Discontinued operation                                    (.44)           (.47)
Extraordinary item                                        (.01)
--------------------------------------------------------------------------------
Net income (loss) per share            $  1.54      $    .15          $   (2.57)
--------------------------------------------------------------------------------



*All periods have been restated to reflect the effect of the one for four reverse stock split (See Note 15 to the consolidated financial statements).



          See accompanying notes to consolidated financial statements.

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity

                  Years ended December 31, 1996, 1995, and 1994

    (in thousands, except shares, par value per share and per share amounts)


                                                                                                         Net
                                                                                                  unrealized
                                                            Class B   Capital in              gain (loss) on     Minimum      Total
                                                Common      capital      excess                   available-      pension    stock-
                                                stock        stock       of par                     for-sale    liability   holders'
                                            ($.01 Par)    ($.01 Par)     value     Deficit        securities   adjustment    equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1993                      $ 48 *         $ 1 *  $106,417 * $(39,028)     $              $           $67,438
-----------------------------------------------------------------------------------------------------------------------------------
Implementation of SFAS 115                                                                            1,157                   1,157
Exercise of stock options and warrants                                        99                                                 99
Issuance of stock in connection with
 Swiss Bonds                                        10                     9,985                                              9,995
Transfer from common stock issued
 subject to repurchase obligation                    1                     2,731                                              2,732
Conversion of 12% Debentures                                                  35                                                 35
Distribution of shares in a subsidiary                                                 (152)                                   (152)
Issuance and sale of common stock                    1                       771                                                772
Net unrealized loss on
 available-for-sale securities                                                                       (2,940)                 (2,940)
Net loss                                                                            (13,971)                                (13,971)
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                        60             1     120,038    (53,151)         (1,783)                 65,165
-----------------------------------------------------------------------------------------------------------------------------------


            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

     Consolidated Statements of Changes in Stockholders' Equity (Continued)

                  Years ended December 31, 1996, 1995, and 1994
    (in thousands, except shares, par value per share and per share amounts)
                                                                                                 Net
                                                                                          unrealized
                                                         Class B   Capital in         gain (loss) on      Minimum            Total
                                             Common      capital      excess               available-      pension           stock-
                                              stock       stock       of par                 for-sale      liability        holders'
                                         ($.01 Par)    ($.01 Par)      value    Deficit    securities    adjustment          equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                 $ 60 *         $ 1 *  $120,038 * $(53,151)     $(1,783)     $                  $65,165
------------------------------------------------------------------------------------------------------------------------------------
Minimum pension liability adjustment                                                                           (911)          (911)
Net unrealized gain on available-
 for-sale securities                                                                            343                            343
Net income                                                                       1,012                                       1,012
Issuance of stock in connection with
 Swiss Bonds                                    6                     3,725                                                  3,731
Issuance and sale of common stock               2                     1,046                                                  1,048
Transfer from common stock issued
 subject to repurchase obligation                                       610                                                    610
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                   68             1     125,419    (52,139)      (1,440)           (911)        70,998
------------------------------------------------------------------------------------------------------------------------------------
Minimum pension liability adjustment                                                                            911            911
Net unrealized gain on available-
 for-sale securities                                                                          4,764                          4,764
Net income                                                                      11,380                                      11,380
Issuance and sale of common stock
  and common stock warrants                     7                     5,969                                                  5,976
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                 $ 75           $ 1    $131,388   $(40,759)      $3,324       $                $94,029
------------------------------------------------------------------------------------------------------------------------------------

* All periods prior to October 5, 1995 have been restated to reflect the effect of the one-for-four reverse stock split (See Note 15 to the consolidated financial statements.)

          See accompanying notes to consolidated financial statements.

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


(in thousands)
Years ended December 31,                          1996        1995         1994
-------------------------------------------------------------------------------

Cash flows from operations:

Net income (loss)                               11,380    $  1,012    $ (13,971)
Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
Provision for discontinued operation                         2,460        1,570
Depreciation and amortization                    4,069       4,316        6,063
Loss from extinguishment
 of debt, net of income tax                                     79
Gain on disposition of stock of a
 subsidiary and an affiliate                   (12,200)     (3,768)
Gain on issuance of stock by
 a subsidiary and affiliates                    (2,168)     (5,912)
Gains on trading securities                     (3,314)     (3,183)
Loss on investments                              4,000
Deferred income taxes                           (1,860)
Proceeds from sale of trading securities         4,425
Changes in other operating items,
 net of effect of acquisitions and disposals:
Accounts and other receivables                  (2,167)      1,228       (3,887)
Inventories                                     (2,749)     (1,687)       1,163
Costs and estimated earnings in excess of
 billings on uncompleted contracts                (348)      6,119        1,349
Prepaid expenses and other current assets          178       2,993         (817)
Accounts payable and accrued expenses            3,297      (4,768)       4,626
Billings in excess of costs and estimated
 earnings on uncompleted contracts                 220       2,210       (1,014)
-------------------------------------------------------------------------------
Net cash provided by (used in) operations     $  2,763    $  1,099     $ (4,918)
-------------------------------------------------------------------------------

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

(in thousands)
Years ended December 31,                           1996      1995       1994
----------------------------------------------------------------------------

Cash flows from investing activities:

Proceeds from sale of stock of a subsidiary    $ 13,275   $ 7,051  $
Sales of certain net assets and businesses
 of a subsidiary                                                       4,470
Additions to property, plant and
 equipment, net                                  (2,678)   (2,006)    (4,006)
Additions to intangible assets                   (2,446)     (388)    (5,824)
Reduction of investments and other assets         1,698       388        664
----------------------------------------------------------------------------
Net cash provided by (used in)
 investing activities                             9,849     5,045     (4,696)
----------------------------------------------------------------------------

Cash flows from financing activities:

Repayments of short-term borrowings                       (11,020)    (5,650)
Proceeds from short-term borrowings               2,238     5,634     15,320
Proceeds from issuance of long-term debt          1,400     5,162      3,638
Reduction of long-term debt                      (4,213)   (8,145)    (4,882)
Proceeds from issuance of common stock            2,546       244        287
----------------------------------------------------------------------------
Net cash provided by (used in)
 financing activities                             1,971    (8,125)     8,713
----------------------------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents                                14,583    (1,981)      (901)
Cash and cash equivalents at
 beginning of year                                8,094    10,075     10,976
----------------------------------------------------------------------------
Cash and cash equivalents at end of year      $  22,677  $  8,094   $ 10,075
----------------------------------------------------------------------------

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

(in thousands)
Years ended December 31,                              1996      1995       1994
--------------------------------------------------------------------------------

Supplemental disclosures of
 cash flow information:

Cash paid during the year for:
 Interest                                         $  4,200   $ 4,577    $  4,147
 Income taxes                                     $  1,301   $   655    $    607

Supplemental schedule of
 non-cash transactions:

Reduction of debt                                  $ 1,003   $ 6,250     $ 9,167
Additions to investments, intangibles,
 other assets and prepaid expenses                   5,379       625         100
Reduction of accounts payable                                                267
Reduction of accrued
 interest payable                                      372                 1,045
Reduction (increase) in accrued pension liability      911      (911)
Net unrealized gain on available-for-sale
 securities                                         (3,324)
Issuances of common stock                           (3,430)   (4,535)   (10,579)
Issuance of long-term debt                                    (2,340)
Minimum pension liability adjustment                  (911)      911
--------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of business and summary of significant accounting policies

Description of business. National Patent Development Corporation (the "Company"), is primarily a holding company, which is a legal entity separate and distinct from its various operating subsidiaries. The Company's operations consist of three operating business segments: Physical Science, Distribution and Optical Plastics. In addition, the Company owns approximately 54% of the outstanding shares of common stock of the American Drug Company (See Note 5). The Company also has an approximately 15% investment in Interferon Sciences, Inc. (See Note 4), an approximately 15% investment in GTS Duratek, Inc. (See
Note 3) and controls approximately 22% of GSE Systems, Inc. (See Note 6), a company in the business of software simulation and controls. The Company's
Physical Science Group, through its approximately 52% owned subsidiary (at December 31, 1996), General Physics Corporation (GP), provides a wide range of services in training, engineering, environmental and technical support services to commercial nuclear and fossil power utilities, the United States Departments of Defense ("DOD") and Energy (the "DOE"), Fortune 500 companies and other commercial and governmental customers. On January 24, 1997, a merger of a wholly-owned subsidiary of the Company and GP was completed, pursuant to which GP became a wholly-owned subsidiary of the Company. (See Note 2). The Company's Distribution Group, incorporated under the name Five Star Group, Inc. (Five
Star), is engaged in the wholesale distribution of home decorating, hardware and finishing products. The Company's Optical Plastics Group, through its wholly owned subsidiary MXL Industries, Inc. (MXL), manufactures molded and coated optical products, such as shields and face masks and non-optical plastic products.

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

Marketable securities. Marketable securities at December 31, 1996 and 1995 consist of U.S. corporate equity securities. The Company classifies its marketable equity securities as trading and available-for-sale.

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. Description of business and summary of significant accounting policies (Continued)

Inventories. Inventories are valued at the lower of cost or market, principally using the first-in, first-out (FIFO) method.

Foreign currency transactions. The Company's Swiss Bonds (see Note 11) are subject to currency fluctuations and the Company has hedged portions of such debt from time to time, but not within the three year period ended December 31, 1996. During the years ended December 31, 1996, 1995, and 1994, the Company realized foreign currency transaction gains (losses) of $340,000, $(1,066,000) and $(2,124,000), respectively. These amounts are included in Investment and other income (expense), net. At December 31, 1996, the Company had not hedged its Swiss Franc obligations. The Company's 54% owned subsidiary, the American Drug Company (See Note 5) conducts its business primarily in U.S. dollars.

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

1. Description of business and summary of significant accounting policies (Continued)

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

Reverse stock split. As a result of a one-for-four reverse stock split effective on October 6, 1995, all shares and per share information prior to that date have been restated.

Treasury stock. Treasury stock is recorded at cost. Reissuances of treasury stock are valued at market value at the date of reissuance. The cost of the treasury stock is relieved from the treasury stock account and the difference between the cost and market value is recorded as additional paid in capital.

Stock option plan. Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.



1. Description of business and summary of significant accounting policies (Continued)

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

Income (loss) per share. Per share data is based on the weighted average number of shares outstanding, including Class B capital stock, and dilutive common stock equivalents. Presentation of fully diluted earnings per share is not required because the effect is less than 3% or is antidilutive. The weighted average number of shares outstanding for the years ended December 31, 1996, 1995 and 1994, was 7,388,925, 6,637,639 and 5,431,166, respectively.

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

Concentrations of credit risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and accounts receivable. The Company places its cash investments with high quality financial institutions and limits the amount of credit exposure to any one institution. With respect to accounts receivable, approximately 33% are related to United States government contracts, and the remainder are dispersed among various industries, customers and geographic regions.

2.       General Physics Corporation

On August 31, 1994, General Physics Corporation (GP), a formerly 28% owned affiliate, acquired substantially all of the operations and assets of SGLG, Inc., (SGLG) (formerly GPS Technologies, Inc.), a 92% owned subsidiary and assumed certain liabilities of SGLG, related to its business of providing management and technical training services, and specialized engineering consulting services, to various commercial industries and to the United States government. However, for accounting and financial reporting purposes, the transaction has been treated as a reverse acquisition of GP by SGLG since, among other factors, the Company became the beneficial owner of approximately 54% of the outstanding shares of GP's common stock as a result of the transaction. Commencing September 1, 1994, GP's accounts have been consolidated with those of the Company. 2. General Physics Corporation (Continued)

The consideration paid by GP totaled approximately  $34,000,000 and consisted of
(a) $10,000,000 in cash, (b) 3,500,000 shares of GP common stock, (c) GP's 6% Senior Subordinated Debentures due 2004 in the aggregate principal amount of $15,000,000 ($1,500,000 of which was paid into escrow), (valued at $10,700,000 after a $4,300,000 discount), (d) warrants to purchase an aggregate of 1,000,000 shares of GP common stock at $6.00 per share, and (e) warrants to purchase an aggregate of 475,664 shares of GP common stock at $7.00 per share. In addition, GP entered into a lease with SGLG of certain fixed assets of SGLG for a period of 10 years for an aggregate rent of $2,000,000, payable in equal quarterly installments of $50,000. The Company did not recognize a gain on this transaction.

The cash portion of the purchase price for the SGLG operations and assets was derived from funds borrowed by GP under a $20,000,000 revolving credit facility secured by liens on the assets of GP, GPSTFSG, GPES and Inventory Management Corporation, all wholly-owned subsidiaries of GP (See Note 9(b)).

In December 1994, as part of the above transaction, SGLG distributed its shares of GTS Duratek, Inc. (Duratek) common stock, totaling 3,950,000 shares, on a pro rata basis to its shareholders. Therefore, the Company received 3,630,538 shares of Duratek, and the minority shareholders received the remaining 319,462 shares.

From October 3, 1991 through August 31, 1994, the Company's investment in GP had been accounted for on the equity basis and the Company's share of GP's loss for the eight months ended August 31, 1994 in the amount of $(719,000) after the amortization of the underlying goodwill, was included in the caption "Investment and other income (expense), net" appearing in the consolidated statements of operations. The financial position and results of operations of SGLG were included in the consolidated accounts of the Company for the years ended December 31, 1996, 1995 and 1994.

On January 24, 1997, the Company acquired the remaining 5,047,623 shares (48% of the outstanding shares) of GP that it did not already own, in exchange for .60 shares of National Patent common stock for each share of GP. The transaction has been accounted for as a purchase of a minority interest. The Company issued an aggregate of 3,028,574 shares of its common stock, valued at $25,228,000 in the transaction. This transaction has not been reflected in the 1996 consolidated financial statements.

The following information shows on a pro-forma basis, the results of operations for the Company for the year ended December 31, 1996, as if the above transaction had occurred as of January 1, 1996 (in thousands):

                                   (unaudited)


Sales                                                            $203,800
Income before discontinued operation and extraordinary item        13,751
Net income                                                         13,751
Income per share before discontinued operation
 and extraordinary item                                              1.32
Income per share                                                     1.32

The following selected balance sheet information shows on a pro-forma basis, the financial position of the Company as if the above transaction had occurred on December 31, 1996 (in thousands):

                                   (unaudited)

Cash, cash equivalents and marketable securities                 $ 24,334
Working capital                                                    36,836
Intangible assets, net                                             54,200
Total assets                                                      194,158
Stockholders' equity                                              118,972

The above pro-forma information is not necessarily indicative of the actual financial position or results of operations that would have been achieved if the transaction had occurred as of or for the period indicated, or of future results that may be achieved.


2.       General Physics Corporation (Continued)

GP provides engineering, environmental, training, analytical, and technical support services to commercial nuclear and fossil power utilities, the U.S. Departments of Defense and Energy, Fortune 500 companies, and other commercial and governmental customers.

3. GTS Duratek, Inc.

On January 24, 1995, the Company sold 1,666,667 shares of common stock of GTS Duratek, Inc. (Duratek) at a price of $3.00 per share to The Carlyle Group (Carlyle) in connection with a $16 million financing by Duratek with Carlyle, a Washington, D.C. based private merchant bank. In addition, the Company granted Carlyle an option, which was exercised in December 1995, to purchase up to an additional 500,000 shares of the Company's Duratek common stock over the next year at $3.75 per share. The Company realized a gain of $3,768,000 during 1995 on sales of Duratek common stock, primarily in these two transactions.

As part of the aforementioned financing by Carlyle, Duratek received $16 million from Carlyle in exchange for 160,000 shares of newly issued 8% cumulative convertible preferred stock (convertible into 5,333,333 shares of Duratek common stock at $3.00 per share). Duratek granted Carlyle an option to purchase up to 1,250,000 shares of newly issued Duratek common stock from Duratek over the next four years.

In connection with the transaction, Carlyle has the right, through its preferred stock, to elect a majority of Duratek's Board of Directors. Upon conversion of the preferred stock, Carlyle would own approximately 50% of Duratek's common stock if all of its options are exercised.

In April 1996, the Company sold 1,000,000 shares of its Duratek common stock, realized proceeds of $17,700,000 and recognized a gain of $12,200,000.

As a result of the above transactions, at December 31, 1996 the Company owns approximately 1,820,000 shares of Duratek's common stock (approximately 15% of the outstanding shares of common stock). The Company accounted for its investment in Duratek on the equity basis from January 24, 1995 through the first quarter of 1996. Commencing in April 1996, the Company accounts for its investment in Duratek as a combination of marketable securities, long-term investments and as long-term available-for-sale securities.

Duratek is an integrated environmental services and technology firm with proprietary waste processing systems applicable to radioactive, hazardous, mixed and other wastes.


3. GTS Duratek, Inc. (Continued)

The Company's investment in Duratek of approximately $4,121,000 as of December 31, 1995 is included in Investments and advances on the consolidated balance sheet of which $2,447,000 represents the Company's percentage of underlying net assets and $1,674,000 represents goodwill. The Company's share of Duratek's income included in Investment and other income (expense), net is $31,000 in 1995. At December 31, 1996, the Company owned 1,820,000 shares of Duratek, of which 250,000 shares have been classified as Marketable securities with a market value of $3,250,000 (See Note 18). The Company's remaining investment of approximately $5,113,000 as of December 31, 1996 is included in Investments and advances on the consolidated balance sheet of which $2,925,000 or 225,000 shares of Duratek common stock represents available-for-sale securities at market and $2,188,000 or 1,345,000 shares of Duratek common stock represents long-term investments at cost. The total market value of all Duratek shares owned by the Company at December 31, 1996 was $23,660,000.

Condensed financial information for Duratek is as follows as of December 31, 1996 and 1995 and for the years then ended (in thousands):

                                                         1996              1995
                                                         ----              ----
    Current assets                                     $66,196           $28,780
    Non current assets                                  19,003             9,880
    Current liabilities                                  4,035             4,665
    Non current liabilities                             11,188            10,123
    Redeemable convertible preferred stock              14,829            14,609
    Stockholders' equity                                55,147             9,257
    Revenues                                            44,285            40,418
    Gross profit                                         9,087             8,197
    Net income                                             557                60

4. Interferon Sciences, Inc.

Interferon Sciences, Inc. (ISI) is approximately 15% owned by the Company. It is engaged in the manufacture and sale of ALFERON N Injection, ISI's first product commercially approved by the FDA for the treatment of recurring and refractory external genital warts, and the research and development of other alpha interferon based products for the treatment of viral diseases, cancers and diseases of the immune system.

In May 1996, the Company realized a $1,938,000 gain on issuance of stock by this affiliate as a result of the issuance of 2,000,000 shares of common stock by ISI at $8.00 per share. Effective in the third quarter of 1996, the Company accounted for its investment in ISI as a combination of long-term investments carried at cost and as long-term available-for-sale equity securities carried at market value.

In 1995, the Company realized a $2,775,000 gain on issuance of stock by this affiliate, primarily as the result of the issuance of 3,000,000 shares of Common Stock by ISI at $4.80 per share in August and September 1995.

All shares and per share information of ISI have been restated to reflect the one for four reverse stock split of ISI effective on March 21, 1997.

Information relating to the Company's investment in ISI is as follows (in thousands):

                                                             1996           1995
-------------------------------------------------------------------------------
Included in Investments and advances:
   Available-for-sale equity securities, at market         $ 3,251      $
   Securities at cost                                        2,375        2,837
   Goodwill related to securities at cost                      734          924
   Total carrying amount                                     6,360        3,761
Number of shares owned                                       7,417        7,475
Market value of shares                                      12,285       14,016
Share of loss included in
  Investment and other income (expenses), net               (1,464)      (1,953)
-------------------------------------------------------------------------------

Condensed financial information for ISI is as follows as of December 31, 1996 and 1995 and for the years then ended (in thousands):

                                                              1996          1995

    Current assets                                         $22,299       $8,188
    Non current assets                                       5,444        5,765
    Current liabilities                                      2,369        1,126
    Stockholders' equity                                    25,374       12,827
    Revenues                                                 2,092        1,296
    Gross margin                                               692       (1,780)
    Net loss                                               (11,986)      (7,372)
-------------------------------------------------------------------------------

5. American Drug Company

The Company owns approximately 54% of the outstanding common stock of American Drug Company (ADC), which was organized in 1993 as a wholly-owned subsidiary of the Company to initiate marketing activities for American generic pharmaceutical and medical pharmaceuticals in Russia and the Commonwealth of Independent States (the "CIS"). ADC's subsidiary, NPD Trading (USA), Inc. provides consulting services to Western businesses in Russia and Eastern Europe. ADC sells American-made generic pharmaceutical and health care products under its own label in Russia and the CIS.

In August 1994, pursuant to a Transfer and Distribution Agreement, the Company distributed 46% of its interest in ADC to the Company's shareholders. In addition, ADC issued warrants to the Company's shareholders to purchase its stock for a period of two years, which were extended for an additional two years, subject to cancellation under certain circumstances.

In July 1996, ADC issued convertible notes in the principal amount of $1,000,000 in a private offering. In connection with these notes, the Company issued warrants to purchase 82,306 shares of its common stock provided that the warrants may only be exercised utilizing the Notes (See Note 11(i)).

6. GSE Systems, Inc.

In March 1994, GP and SGLG contributed assets to a newly formed, multi party joint venture, GSE Systems, Inc. (GSES), for 10% and 35% ownership interests in the joint venture, respectively. GSES designs, develops and delivers business and technology solutions by applying process control, data acquisition, simulation, and business software, systems and services to the energy, process and manufacturing industries worldwide. On August 1, 1995, GSES completed an initial public offering of 1,725,000 shares (including an over-allotment option) of its common stock at $14 per share. As a result of the offering, the Company recognized a gain on issuance of stock by an affiliate of approximately $3,137,000 and at December 31, 1996, controls 22% of GSES. The Company accounts for its investment in GSES on the equity basis.

Information relating to the Company's investment in GSES is as follows (in thousands):

                                                       1996             1995
--------------------------------------------------------------------------------
Included in Investments and advances:
         Underlying assets                          $ 5,484          $ 5,476
         Goodwill                                     4,384            3,468
         Total carrying amount                        9,868            8,944
Number of shares controlled                           1,125            1,125
Market value of shares                               10,406           16,172
Equity in income included in Investment
 and other income (expenses), net                       924            1,237
--------------------------------------------------------------------------------

In May 1996, GSES completed a transaction that was accounted for as a pooling of interests. As a result the condensed financial information as of December 31, 1995 and for the period then ended has been restated to reflect the transaction.

Condensed financial information for GSES is as follows as of December 31, 1996 and 1995 and for the years then ended (in thousands):

                                                       1996             1995
-------------------------------------------------------------------------------
         Current assets                             $37,876          $44,178
         Non current assets                          13,130           10,510
         Current liabilities                         23,733           28,101
         Non current liabilities                      2,580            6,055
         Stockholders' equity                        24,693           20,532
         Revenue                                     96,033           96,060
         Gross profit                                32,354           30,468
         Net income                                   4,143            3,676
--------------------------------------------------------------------------------

7. Inventories

Inventories, consisting of material, labor and overhead, are classified as follows (in thousands):

December 31,                                           1996             1995
-------------------------------------------------------------------------------
Raw materials                                      $    793         $    580
Work in process                                         210              219
Finished goods                                       22,190           19,645
-------------------------------------------------------------------------------
                                                   $ 23,193         $ 20,444
-------------------------------------------------------------------------------
8. Property, plant and equipment

Property, plant and equipment consists of the following (in thousands):

December 31,                                           1996             1995
-------------------------------------------------------------------------------
Land                                               $    173        $     173
Buildings and improvements                            1,374            1,374
Machinery and equipment                              11,656           11,072
Furniture and fixtures                               15,745           13,878
Leasehold improvements                                7,097            6,870
-------------------------------------------------------------------------------
                                                     36,045           33,367
Accumulated depreciation and  amortization          (26,767)         (24,374)
-------------------------------------------------------------------------------
                                                   $  9,278         $  8,993
-------------------------------------------------------------------------------

9. Short-term borrowings

Short-term borrowings are as follows (in thousands):

December 31,                                           1996             1995
-------------------------------------------------------------------------------
Line of Credit Agreement (a)                       $ 15,581          $14,593
Revolving Credit Agreement (b)                        4,700            3,450
-------------------------------------------------------------------------------
                                                   $ 20,281         $ 18,043
-------------------------------------------------------------------------------

(a) In April 1993, Five Star Group,  Inc. (Five Star) and MXL  Industries,  Inc.
(MXL) each entered into a revolving credit and term loan agreement (the "Five Star Loan Agreement" and "MXL Loan Agreement"), which was amended on October 23, 1995 and September 30, 1996. The September 30, 1996 amendment extends the Agreements to September 30, 1997. The Five Star Loan Agreement provided for a $20,000,000 revolving credit facility (the "Five Star Revolving Credit Facility") and a $5,000,000 loan (the "Five Star Term Loan"). The Five Star Revolving Credit Facility is a committed facility which allows Five Star to borrow amounts up to 50% of Eligible Inventory (as defined) and 80% of Eligible Receivables (as defined) at an interest rate of 1% in excess of the prime rate. At December 31, 1996, the interest rate was 9.25%. As of December 31, 1996, $15,581,000 was borrowed under the Five Star Revolving Credit Facility and Five Star had $210,000 available.

As of November 1, 1995, the Five Star Term Loan, which was $1,667,000 on October 30, 1995, was repaid in its entirety. The Five Star Revolving Credit Agreement is secured by all of the assets of Five Star and 1,359,375 shares of common stock of ISI and 1,062,500 shares of common stock of GP, which were contributed to Five Star in connection with the forgoing transactions. 9. Short-term borrowings (Continued)

The amended MXL Loan Agreement provides for a $4,500,000 term loan, which was adjusted to a balance of $3,960,000 at November 1, 1995 (the "MXL Term Loan"). The MXL Revolving Credit Facility was terminated by the September 30, 1996 amendment. As of December 31, 1996, the balance of the MXL Term Loan was $2,722,000. The amended MXL Term Loan is repayable in 16 quarterly payments of approximately $247,500, which commenced on October 31, 1995. The MXL Term Loan bears interest at 1.375% in excess of the prime rate, and was 9.625% at December 31, 1996. The facilities are secured by all of the assets (other than certain equipment) of MXL and by 815,625 shares of common stock of ISI and 637,500 shares of common stock of GP, which were contributed to MXL in connection with the forgoing transactions. On March 26, 1997, MXL entered into a new Revolving Credit Agreement, replacing the above Term Loan (see Note 21).

The Five Star Revolving Credit Facility and Five Star Term Loan and the MXL Term Loan are guaranteed by the Company. The amended Agreements, among other things, limit the amount that Five Star and MXL may borrow from other sources, the amount and nature of certain expenditures, acquisitions and sales of assets, and the amount that Five Star and MXL can loan or dividend to the Company. Under the terms of the amended agreements, MXL is allowed to lend Five Star and the Company up to an additional $750,000 and $500,000, respectively. The agreements have several covenants, including provisions regarding working capital, tangible net worth, leverage and cash flow ratios. At December 31, 1996, Five Star was not in compliance with their covenant relating to fixed asset additions. The Company has received a waiver for this violation.

(b) On August 31, 1994, GP entered into a $20,000,000 secured revolving credit agreement with a commercial bank. Borrowings under this agreement bore interest at the prime rate. This agreement contained certain covenants, which among other things, limited the amount and nature of certain expenditures and required GP to maintain certain financial ratios.

On April 7, 1995, the Company and GP entered into a new three year $20,000,000 secured revolving credit agreement with a commercial bank, and terminated the above credit agreement. Borrowings under the new credit agreement bear interest at the prime rate (8.25% at December 31, 1996) or 1.75% over LIBOR (5.5% at December 31, 1996), whichever rate is elected by GP. The new credit agreement is secured by the accounts receivable of GP and certain of its subsidiaries, and contains certain covenants which, among other things, limit the amount and nature of certain expenditures by GP, and requires GP to maintain certain financial ratios. At December 31, 1996, under the terms of the new credit agreement, approximately $2,000,000 was available to the Company. At December 31, 1996, $4,700,000 was borrowed under the new credit agreement and there were available borrowings of $15,151,000 under the agreement. On March 26, 1997, GP entered into a new Revolving Credit Agreement, replacing the above agreement (see Note 21).

10. Accounts payable and accrued expenses

Accounts payable and accrued expenses are comprised of the following (in thousands):


December 31,                                            1996             1995
-------------------------------------------------------------------------------
Accounts payable                                    $ 12,893         $ 12,833
Payroll and related costs                              5,012            4,130
Interest                                                 211              425
Other                                                  4,763            3,477
-------------------------------------------------------------------------------
                                                    $ 22,879         $ 20,865
-------------------------------------------------------------------------------

11. Long-term debt

   Long-term debt is comprised of the following (in thousands):

December 31,                                        1996             1995
-------------------------------------------------------------------------
8% Swiss Bonds, due 2000 (b)                     $ 2,189          $ 2,365
5% Convertible Bonds due 1999 (d)                  1,755            2,249
8% Swiss Bonds due 1995 (a)                                           247
6% Convertible Swiss Bonds due 1995 (a)                               494
5.75% Convertible Swiss Bonds due 1995 (a)                            104
5.625% Convertible Swiss Bonds due 1996 (a)                           538
7% Dual Currency Convertible Bonds due 1996 (a)                       615
12% Subordinated Debentures due 1997 (e)           6,732            6,749
Term loan with banks (Note 9(a))                   2,722            3,713
Senior Subordinated Debentures (f)                   811              827
Notes payable in connection with settlement
 of litigation (g)                                   273              521
Term loan with bank (h)                            4,000            5,000
7% Convertible Notes (i)                           1,000
Equipment lease obligations (*)                      634              510
-------------------------------------------------------------------------
                                                  20,116           23,932
Less current maturities                            9,309            4,167
-------------------------------------------------------------------------
                                                $ 10,807         $ 19,765
-------------------------------------------------------------------------

(*) Secured by assets held under capital lease obligations.

(a) During the first quarter of 1996, the Company fully redeemed for cash, the Company's common stock, or a combination of both cash and common stock the following debt issues:

                  8% Swiss Bonds due 1995 6% Convertible Swiss Bonds due 1995 5.75% Convertible Swiss Bonds due 1995 5.625% Convertible Swiss Bonds due 1996 7% Dual Currency Convertible Bonds due 1996

(b) On June 28, 1995, the Company's Exchange Offer for certain issues of its outstanding indebtedness expired. The Company accepted for exchange Swiss Francs ("SFr") 1,299,000 of its 8% Swiss Bonds due March 1, 1995, SFr. 1,120,000 of its Convertible Swiss Bonds due March 7, 1995, SFr. 945,000 of its 5.75% Convertible Bonds due May 9, 1995, SFr. 795,000 of its 5.625% Convertible Bonds due March 18, 1996, and $1,212,000 of its 7% Dual Currency Bonds due March 18, 1996. In exchange for the forgoing bonds, the Company issued an aggregate of SFr. 3,604,000 of new 8% Swiss Bonds, due June 28, 2000 (the "New 8% Bonds") and paid $2,873,000 in cash. The New 8% Bonds were valued at $2,340,000 (after an original issue discount of 25%). The principal and interest on the New 8% Bonds are payable either in cash or in shares of common stock of the Company, at the option of the Company.

As a result of the Exchange Offer, the Company reduced its long-term debt due in 1995 and 1996 by $4,824,000 and realized a loss of $393,000 on the Exchange Offer.

(c) In July 1994, as a result of an exchange offer, the Company received an aggregate of SFr. 2,569,000 principal amount of its Swiss denominated bonds and $1,377,000 of its 7% Dual Currency Convertible Bonds. In addition, the Company completed four private transactions for SFr. 6,971,000 principal amount of its Swiss denominated bonds and $159,000 of its 7% Dual Currency Convertible Bonds. As a result of the above transactions, the Company issued approximately 852,000 shares of its common stock and reduced its long-term debt by approximately $8,582,000.

(d) As a result of an exchange offer on July 12, 1993, the Company issued $3,340,080 principal amount of New 5% Bonds which are convertible into 191,959 shares of the Common Stock. The Company recorded an original issue discount on the New 5% Bonds of 10%. At December 31, 1996, $1,832,000 of the New 5% Bonds were outstanding.

(e) During the third quarter of 1987, the Company issued $12,500,000 of Subordinated Debentures (Debentures) which mature in 1997. Each $100 principal amount Debenture was sold with warrants to purchase one share of the Company's common stock at a price of $74.00 per share. In connection with the terms of the Debentures, the Company is subject to certain covenants which limit the amount that may be used for the payment of dividends and for the purchase of the Company's outstanding equity securities (common or Class B). In September 1990, under the terms of an Indenture, the Debentures became exchangeable for the Company's Common Stock, for the remaining term of the Debentures, at a price of approximately $20.00 per share. In 1996 and 1995 no Debentures were converted into the Company's Common Stock. At December 31, 1996, the Debentures are convertible into approximately 338,000 shares of the Company's Common Stock. 11. Long-term debt (Continued)

(f) In August 1994, GP, as a result of the acquisition of substantially all the assets of SGLG (See Note 2), issued $15 million of 6% Senior Subordinated Debentures, which have a carrying value of $11,578,000, net of a debt discount of $3,422,000. The debentures are unsecured and require payments of interest only on a quarterly basis through June 30, 1999, quarterly principal installments of $525,000 plus interest through June 30, 2004 and the balance of $4.5 million on June 30, 2004. The debentures are subordinated to borrowings under the line of credit agreement. At December 31, 1996, the carrying value of the debentures held by the Company was $10,767,000, which was eliminated in consolidation, and the remaining $811,000 of debentures were held by the public.

(g) In March 1987, the Company and Ryder International Corporation (Ryder) agreed to a settlement of litigation relating to the Company's CaridexR system. Under the terms of the settlement agreement, the Company agreed to pay Ryder, among other things, $300,000 per year (in cash or common stock of the Company) for a ten year period commencing January 15, 1988, the present value of which is discounted at 10%, and included in long-term debt.

(h) On April 7, 1995, the Company entered into a $5,000,000 Term Loan Agreement with a bank, of which the Company received approximately $4,910,000 after closing fees. The interest rate is at the bank's prime rate of interest plus 2%. At December 31, 1996, the interest rate was 10.25%. The Term Loan is payable in sixteen consecutive quarterly installments, commencing on June 30, 1996. The first fifteen installments will be $250,000 and the last installment shall be $1,250,000. The Company has used a portion of the proceeds in July 1995 to repay and refinance certain of its Swiss denominated long-term debt due in 1995 and 1996. The Term Loan is secured by certain assets of the Company and requires the Company to meet certain financial covenants. On March 26, 1997, the Company entered into a new Revolving Credit Agreement, replacing the above Term Loan Agreement (see Note 21).

(i) In July 1996, ADC issued convertible notes (the "Notes") in the principal amount of $1,000,000 in a private offering (the "Offering"). ADC received net proceeds of $950,000 from the Offering. The Notes mature on June 30, 2001, bear interest at the rate of 7% per annum, and are convertible into shares of common stock of ADC at a conversion price of $.25 per share. In connection with the Offering, the Company issued warrants to purchase an aggregate of 82,306 shares of the Company's common stock, exercisable at a price of $12.15 per share, provided that the warrants may only be exercised utilizing the Notes. In the event that the closing price of the common stock of ADC is at least $1.00 per share for at least 20 consecutive trading days, the Notes shall be subject to redemption at the election of ADC, at a redemption price of 100% of the principal amount called for redemption, together with accrued interest.

11. Long-term debt (Continued)

The Company and ADC have agreed that (i) if the Notes are used to exercise the warrants prior to a default on the Notes, the Company will receive from ADC, in exchange for the Notes shares of ADC's common stock at a price equal to 60% of its then current market value, and (ii) if the Notes are used to exercise the warrants after a default on the Notes, the Company will receive from ADC, in exchange for the Notes shares of ADC's common stock at a price equal to 25% of its then current market value.

Aggregate annual maturities of long-term debt outstanding at December 31, 1996 for each of the next five years are as follows (in thousands):

                  1997               $9,309
                  1998                2,248
                  1999                3,652
                  2000                3,386
                  2001                1,181

12. Employee benefit plans

The Company has a Defined Benefit Pension Plan (the Plan) for employees of certain divisions and subsidiaries. Benefits are based primarily on years of service and a fixed rate of benefits per year of service. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

Benefits under the Plan were frozen as of December 31, 1991. As of January 1, 1992, no new enrollments were permitted under the Plan and no further benefits were accrued. Accrued vested benefits will be paid to terminated participants in the form of a lump sum distribution in cases where the accrued vested benefit is less than $3,500. Terminated participants can elect a lump sum distribution if the accrued vested benefit is greater than $3,500 but less than $7,500. In the event that the accrued vested benefit exceeds the $7,500 payable limit as outlined in the Plan, payment will be deferred until a terminated vested participant reaches age 65 or elects early retirement, at age 60 or later.

During 1997, the Company has announced its intention to terminate the Plan. The Plan will be terminated effective October 31, 1996, with settlement expected in 1997. It is intended that the termination will be a "standard termination" as defined by the Pension Benefit Guaranty Corporation (the "PBGC"). In order to terminate the Plan in a standard termination, Plan assets must be sufficient to provide all benefit obligations under the Plan.

12. Employee benefit plans (Continued)

The Company will provide additional funding to the Plan such that Plan assets will be sufficient to satisfy all benefit liabilities under the Plan, with respect to each participant and each beneficiary of a deceased participant. This will be accomplished by the purchase of irrevocable annuity contracts from an insurer, or by an alternative form of distribution provided for under the Plan.

The Plan Sponsor has determined that approximately $1,067,000 will be required to fully fund the Plan to satisfy its benefit obligations. This amount has been accrued in the consolidated financial statements at December 31, 1996.

The pension expense amounted to $400,000, $26,000 and $31,000, for 1996, 1995 and 1994, respectively.

The following table sets forth the funded status of the plan and the amount recognized in the Company's Consolidated Financial Statements (in thousands):

December 31,                                                       1996             1995              1994
----------------------------------------------------------------------------------------------------------
Actuarial present value of benefit plan obligations:
Accumulated benefit obligation (including
 vested benefits of $5,549, $5,365 and $4,436)                 $ (5,549)        $ (5,890)          $(4,469)
----------------------------------------------------------------------------------------------------------
Projected benefit obligation for service
 rendered to date                                              $ (5,549)        $ (5,890)          $(4,469)
Plan assets at fair value                                         4,482            4,353             3,405
----------------------------------------------------------------------------------------------------------
Projected benefit obligation in excess
 of plan assets                                                  (1,067)          (1,537)           (1,064)
Unrecognized net loss from past experience
 different from that assumed                                                         911
Minimum pension liability                                                           (911)
Accrued pension cost included in
 accounts payable and accrued expenses
 in the consolidated balance sheets                             $(1,067)         $(1,537)          $(1,064)
----------------------------------------------------------------------------------------------------------
The net periodic pension expense is as follows:
Service cost-benefits earned                                  $               $                 $
Interest cost on projected benefit obligations                      376              420               360
Actual return on plan assets                                       (320)            (424)             (350)
Net amortization and deferral and other                             344               30                21
----------------------------------------------------------------------------------------------------------
Net periodic pension expense                                    $   400          $    26            $   31
----------------------------------------------------------------------------------------------------------


The Company's assumptions used as of December 31, 1996, 1995, and 1994 in determining the pension cost and pension cost liability shown above were as follows:


                                        1996             1995              1994
                                                       Percent

Discount rate                           7.25             7.25              8.25
Long-term rate of return on assets     10.00            10.00             10.00


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

The Savings Plan is administered by a trustee appointed by the Board of Directors of the Company and all contributions are held by the trustee and invested at the participants' direction in various mutual funds. The Company's expense associated with the Savings Plan was $246,000, $223,000 and $285,000 in 1996, 1995 and 1994, respectively.

13. Income taxes

For U.S. Federal income tax purposes, a parent corporation with an 80% or greater equity interest in its subsidiary may file a consolidated tax return. Accordingly, the Company and its greater than 80% owned subsidiaries will file a consolidated Federal income tax return for the year ended December 31, 1996. The subsidiaries in which the Company has an equity ownership between 50% and 80%, are consolidated for financial reporting purposes, but file separate U.S. Federal income tax returns for the year ended December 31, 1996.

The components of pretax income (loss) are as follows (in thousands):

Years ended December 31,           1996             1995              1994
--------------------------------------------------------------------------
Continuing operations          $ 11,244        $   5,819         $ (10,648)
Discontinued operation                            (2,941)           (2,574)

The components of income tax expense (benefit) from continuing operations are as follows (in thousands):

Years ended December 31,           1996             1995              1994
--------------------------------------------------------------------------
Current
 State and local                $   315           $  221           $   283
 Federal tax expense              1,409               37
---------------------------------------------------------------------------
                                  1,724              258               283
---------------------------------------------------------------------------
Deferred
 State and local                     39              206                11
 Federal tax expense (benefit)   (1,899)           1,323               455
---------------------------------------------------------------------------
                                 (1,860)           1,529               466
---------------------------------------------------------------------------
                                $  (136)          $1,787            $  749
---------------------------------------------------------------------------

The difference between the provision for income taxes computed at the statutory rate and the reported amount of tax expense attributable to consolidated earnings from continuing operations is as follows:

December 31,                        1996             1995              1994
----------------------------------------------------------------------------
Federal income tax rate            35.0%            35.0%            (35.0)%
State and local taxes net of
 Federal benefit                    2.0              4.8               2.0
Items not deductible - primarily
 amortization of goodwill           4.8             14.0               6.0
Net operating loss utilization    (25.0)
Valuation allowance adjustment    (19.0)           (22.6)
GP acquisition of SGLG                                                33.0
Other                               1.0              (.5)              1.0
-----------------------------------------------------------------------------
Effective tax rate                 (1.2%)           30.7%              7.0%
-------------------------------------------------------------------------------

In 1994, the Company recorded an income tax expense of $749,000. The current income tax provision of $283,000 reflected above, represents the estimated taxes payable by the Company for the year ended December 31, 1994. The deferred income tax provision of $466,000 represents the deferred taxes of GP, the Company's then 51% owned subsidiary.

In 1995, the Company recorded an income tax expense of $1,787,000. The current income tax provision of $258,000 reflected above, represents the estimated taxes payable by the Company for the year ended December 31, 1995. The deferred income tax provision of $1,529,000 represents the deferred taxes of GP, the Company's then 51% owned subsidiary.

In 1996, the Company recorded an income tax benefit of $136,000. The current income tax provision of $1,724,000 reflected above, represents the estimated taxes payable by GP, the Company's 52% owned subsidiary. The deferred income tax benefit of $1,860,000 results from utilization of net operating loss carryovers and a reduction in the valuation allowance, among other factors. The decrease of $2,673,000 in the valuation allowance in 1996 was attributable in part to the utilization of the Company's net operating loss carryforwards, and to the Company's expectation of generating sufficient taxable income that will allow for the realization of a portion of its deferred tax assets.

In 1996, $1,307,000 of deferred tax expense is reflected in stockholders' equity as a result of the unrealized gain on available-for-sale securities.

As of  December  31,  1996,  the Company has  approximately  $18,131,000  of net operating loss carryovers consisting of $14,744,000 with respect to net operating losses generated from the Company's consolidated tax return and $3,387,000 generated by ADC as a separate tax filer for Federal income tax return purposes. These carryovers expire in the years 2001 through 2010. In addition, the Company has approximately $3,600,000 of available credit carryovers of which approximately $2,800,000 expire in the years 1998 through 2003, and approximately $800,000 of which may be carried over indefinitely.

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

The tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities that are included in the net deferred tax assets are summarized as follows:

December 31,                                      1996             1995
-----------------------------------------------------------------------
Deferred tax assets:
Accounts receivable, principally due
 to allowance for doubtful accounts             $  663            $ 799
Inventory                                          165               57
Lawsuit settlements                                117              234
Accrued expenses                                   495              929
Other accrued liabilities                                            66
Net operating loss carryforwards                 7,037            9,028
Tax credit carryforwards                         3,627            2,784
-----------------------------------------------------------------------
Deferred tax assets                             12,104           13,897
-----------------------------------------------------------------------
Deferred tax liabilities:
Property and equipment, principally due to
 differences in depreciation                     1,088            1,274
Unrealized exchange gain                         1,272            1,139
Prepaid expenses                                   157              129
Unrealized marketable security gain              2,404            1,243
Investment in partially owned companies          1,109            1,918
-----------------------------------------------------------------------
Deferred tax liabilities                         6,030            5,703
-----------------------------------------------------------------------

Net deferred tax assets                          6,074            8,194
-----------------------------------------------------------------------
Less valuation allowance                        (5,575)          (8,248)
-----------------------------------------------------------------------
Net deferred tax asset (liability)            $    499         $    (54)
-----------------------------------------------------------------------

Included in the balance sheets as:

Current liabilities  *                         $  (344)         $   (54)
Deferred tax asset                                 843
-----------------------------------------------------------------------
                                               $   499          $   (54)
-----------------------------------------------------------------------

* Relates to GP, a 52% owned subsidiary, not included in the Company's consolidated Federal income tax return.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the Company's projection of future taxable income, attributable in part to the merger with GP (see Note 2) which will allow GP to be included in the consolidated tax return of the Company, and to unrealized gains on the Company's investments, management believes it is more likely than not that the Company will realize the benefits of deferred tax assets of $843,000, and has recorded this amount as an asset as of December 31, 1996.

14. Discontinued operation

In December 1994, the Company decided to sell its Eastern Electronics Manufacturing Corporation (Eastern) subsidiary, which was the only company in the Electronics segment. As a result of the decision to sell Eastern, the Company reflected Eastern as a discontinued operation. In 1994, the Company wrote down various assets to their estimated net realizable value and recorded a $100,000 reserve for the cost of discontinuing Eastern, totaling $1,570,000. Net realizable value of the segment's fixed assets was estimated based upon a prior appraisal and net realizable value of the segment's inventories was estimated based upon negotiations with a prospective purchaser in a bulk sale transaction. Goodwill was written off as non-recoverable. The total loss for discontinued operation recognized in 1994 was $2,574,000, of which $1,789,000, which included an $800,000 write-down of inventories, was from operations and $785,000 was a loss on disposal, which was comprised of: (a) a $200,000 write-down of property and equipment; (b) a $485,000 write-off of goodwill relating to Eastern; (c) $100,000 for expected losses through the date of disposal. In 1995, the Company recognized a loss from discontinued operation of $2,941,000, of which a total of $2,610,000 was a loss on disposal incurred on the sale of inventory ($1,550,000), write-offs of accounts receivable ($360,000) and sales of fixed assets ($700,000). At the time the Company adopted a plan of disposal in December 1994, the Company was in negotiations to sell a substantial portion of its specific use inventory. These negotiations subsequently broke off and the Company therefore fully reserved this inventory in 1995.

The December 31, 1994 estimated net realizable value of Eastern's fixed assets was based upon a prior appraisal, but the actual sale in 1995 resulted in less proceeds than prior estimates. Receivable write-offs in 1995 were caused when the Company liquidated its assets rather than selling its inventory as part of a continuing business, therefore making it more difficult to collect the outstanding receivables. In addition, $331,000 in operating expenses were incurred during 1995. The Company sold or otherwise liquidated substantially all of Eastern's assets during 1995 and 1996. At December 31, 1995, the segment's current assets, consisting principally of trade receivables, were stated at estimated net realizable value based upon a review of collectibility. The carrying amount of property and equipment was determined based on discussions with prospective buyers.

The consolidated statements of operations have been restated for all years presented to report the results of discontinued operations for Eastern separately from continuing operations and where applicable, related notes to the consolidated financial statements exclude the amounts for discontinued operations.

Assets and liabilities of Eastern included in the consolidated balance sheet at December 31, 1995 were as follows (in thousands):

Current assets               $   250
Current liabilities              120
Property and equipment           100

15. Common Stock, stock options, warrants and other shares reserved

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

The balance sheet at December 31, 1995 and as well as the earnings (loss) per share for the years ended December 31, 1995, and 1994 have been restated to reflect the reverse split as if it had occurred on January 1, 1994.

(b) Under the Company's non-qualified stock option plan, employees and certain other parties may be granted options to purchase shares of common stock. The options may be granted at a price not less than 85% of the fair market value of the common stock on the date of grant and are exercisable over periods not exceeding ten years from the date of grant. Shares of common stock are also reserved for issuance pursuant to other agreements, as described below. Changes in options and warrants outstanding during 1994, 1995, and 1996, options and warrants exercisable and shares reserved for issuance at December 31, 1994, 1995, and 1996 are as follows:

                                                                  Common Stock
Options and warrants                       Price Range              Number             Weighted-Average
outstanding                                per share               of shares            Exercise Price
------------------------------------------------------------------------------------------------------
December 31, 1993                      $  9.00  -    24.00           1,094,359
Granted
Exercised                                 9.00                         (10,774)
Terminated                                9.00  -    18.00              (6,570)
------------------------------------------------------------------------------------------------------
December 31, 1994                         9.00  -    24.00           1,077,015
------------------------------------------------------------------------------------------------------
Granted                                   8.375-      8.50             451,239             $  8.41
Exercised
Terminated                                9.00  -    20.50            (651,182)              12.16
--------------------------------------------------------------------------------------------------
December 31, 1995                         8.375-     24.00             877,072                9.03
--------------------------------------------------------------------------------------------------
Granted                                   7.69 -     10.00             551,657                9.31
Exercised                                 8.375 -     9.00                (800)               8.51
Terminated                                8.375 -    22.50            (232,536)               9.55
--------------------------------------------------------------------------------------------------
December 31, 1996                         7.69 -     24.00           1,195,393                9.05
--------------------------------------------------------------------------------------------------
Options and warrants exercisable
December 31, 1994                         9.00  -    24.00           1,072,228
--------------------------------------------------------------------------------------------------
December 31, 1995                         8.375-     24.00             770,685                9.07
--------------------------------------------------------------------------------------------------
December 31, 1996                         8.375 -    22.50           1,023,158                8.85
--------------------------------------------------------------------------------------------------
Shares reserved for issuance
December 31, 1994                                                    3,339,368
--------------------------------------------------------------------------------------------------
December 31, 1995                                                    2,106,665
--------------------------------------------------------------------------------------------------
December 31, 1996                                                    3,523,960
--------------------------------------------------------------------------------------------------


15. Common Stock, stock options, warrants and other shares reserved (Continued)


                                                       Class B Capital Stock
Options and warrants                    Price Range                   Number            Weighted-Average
outstanding                             per share                    of shares            Exercise Price
------------------------------------------------------------------------------------------------------
December 31, 1993                      $  9.00                         387,500
Granted
Exercised
Terminated
----------
December 31, 1994                         9.00                         387,500
-----------------------------------------------------------------------------------------------------
Granted                                   8.50                         125,000             $  8.50
Exercised
Terminated
----------
December 31, 1995                         8.50  -     9.00             512,500                8.88
-----------------------------------------------------------------------------------------------------
Granted                                   8.69                         375,000                8.69
Exercised
Terminated
----------
December 31, 1996                         8.50 -9.00                   887,500                8.80
--------------------------------------------------------------------------------------------------
Options and warrants exercisable
December 31, 1994                         9.00                         387,500
--------------------------------------------------------------------------------------------------
December 31, 1995                         8.50 -9.00                   512,500                8.91
--------------------------------------------------------------------------------------------------
December 31, 1996                         8.50 -9.00                   595,625                8.87
--------------------------------------------------------------------------------------------------
Shares reserved for issuance
December 31, 1994                                                      387,500
------------------------------------------------------------------------------
December 31, 1995                                                      512,500
------------------------------------------------------------------------------
December 31, 1996                                                      950,000
------------------------------------------------------------------------------

At December 31, 1996, the weighted average remaining contractual life of all outstanding options was 3.8 years.

At December 31, 1996, 1995, and 1994, options outstanding included 629,334, 629,334 and 504,334 shares for two officers who are principal shareholders of the Company.

Class B Capital stock aggregating 887,500, 512,500 and 387,500 shares at December 31, 1996, 1995 and 1994, respectively, were reserved for issuance to these same two officers in 1995 and 1994 and for three officers of the Company, two of whom are principal shareholders of the Company, at December 31, 1996.

The holders of common stock are entitled to one vote per share and the holders of Class B capital stock are entitled to ten votes per share on all matters without distinction between classes, except when approval of a majority of each class is required by statute. The Class B capital stock is convertible at any time, at the option of the holders of such stock, into shares of common stock on a share-for-share basis. Common shares reserved for issuance at December 31, 1996, 1995, and 1994 include 950,000, 512,500 and 387,500 shares, respectively in connection with Class B shares. At December 31, 1996, 1995, and 1994, shares reserved for issuance were primarily related to shares reserved for options, warrants and the conversion of long-term debt.

Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below (in thousands):

                                            1996                 1995
                                            ----                 ----

Net income (loss)          As reported   $11,380                 $1,012
                           Pro forma       9,927                   (416)

Earnings (loss) per share  As reported      1.54                    .15
                           Pro forma        1.34                   (.06)

Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of 5 years and compensation cost for options granted prior to January 1, 1995 is not considered.

At December 31, 1996 and 1995, the per share weighted-average fair value of stock options granted was $3.64 and $3.94, respectively on the date of grant using the modified Black Scholes option-pricing model with the following weighted-average assumptions: 1996 - expected dividend yield 0%, risk-free interest rate of 6%, expected volatility of 39.1%, and an expected life of 4.5 years; 1995 - expected dividend yield 0%, risk-free interest rate of 5.9%, expected volatility of 44.9%, and an expected life of 4.5 years.

16. Business segments

The operations of the Company consist of the following business segments:

Physical Science Group - engineering, environmental, training, analytical, and technical support services to commercial nuclear and fossil power utilities, the U.S. Department of Defense and Energy, Fortune 500 companies and other commercial and governmental customers; Distribution Group - wholesale distribution of home decorating, hardware and finishing products; Optical Plastics Group - the manufacture and distribution of coated and molded plastic products.

The following tables set forth the sales and operating results attributable to each line of business and include a reconciliation of the groups' sales to consolidated sales and operating results to consolidated income (loss) from operations before income taxes, discontinued operation and extraordinary item for the periods presented (in thousands):



Years ended December 31,                           1996             1995              1994
------------------------------------------------------------------------------------------
Sales
Physical Science                               $117,183         $107,549          $118,421
Distribution                                     76,102           65,098            75,551
Optical Plastics                                  8,781           10,949             9,290
Other                                             1,734            1,429             1,512
------------------------------------------------------------------------------------------
                                               $203,800         $185,025          $204,774
------------------------------------------------------------------------------------------
Operating results
Physical Science                               $  6,504         $  4,854          $  5,053
Distribution                                      1,767            1,374             1,484
Optical Plastics                                  1,485            2,661             2,227
Other (principally American
 Drug Company)                                   (1,287)          (1,575)           (1,854)
------------------------------------------------------------------------------------------
Total operating profit (loss)                     8,469            7,314             6,910
Interest expense                                 (4,358)          (5,019)           (6,458)
Indirect administrative expenses (at the
 holding  company  level), net of  gains
 or  losses  from   dispositions  of
 investments, minority interests,
 foreign currency exchange gains or
 losses, and  other revenue                       7,133            3,524           (11,100)
------------------------------------------------------------------------------------------
Income (loss) from operations before
 income taxes, discontinued operation
 and extraordinary item                       $  11,244        $   5,819        $  (10,648)
------------------------------------------------------------------------------------------


Operating profits represent gross revenues less operating expenses. In computing operating profits, none of the following items have been added or deducted; general corporate expenses at the holding company level, foreign currency transaction gains and losses, investment income and interest expense. General corporate expenses at the holding company level, which are primarily salaries, occupancy costs, professional fees and costs associated with being a publicly traded company, totaled approximately $6,170,000, $6,173,000 and $6,177,000 for the years ended December 31, 1996, 1995 and 1994 respectively. For the years ended December 31, 1996, 1995 and 1994, sales to the United States government and its agencies represented approximately 27%, 31% and 23%, respectively, of sales.

Additional information relating to the Company's business segments is as follows (in thousands):



December 31,                                      1996             1995              1994
-----------------------------------------------------------------------------------------
Identifiable assets
Physical Science                              $ 83,414         $ 82,022         $ 104,572
Distribution                                    47,243           44,400            42,879
Optical Plastics                                12,453           12,267            11,552
Corporate and other                             32,917           12,681            12,104
Assets relating to discontinued operation                           350             4,439
-----------------------------------------------------------------------------------------
                                              $176,027         $151,720          $175,546
-----------------------------------------------------------------------------------------
Years ended December 31,                          1996             1995              1994
-----------------------------------------------------------------------------------------
Additions to property,
 plant, and equipment, net
Physical Science                              $  1,976         $  1,555          $  2,599
Distribution                                       522              352             1,336
Optical Plastics                                   201              565               189
Corporate and other                                (21)              39                62
Discontinued operation, net                                        (505)             (180)
-----------------------------------------------------------------------------------------
                                              $  2,678         $  2,006          $  4,006
-----------------------------------------------------------------------------------------
Years ended December 31,                          1996             1995              1994
-----------------------------------------------------------------------------------------
Depreciation and amortization
Physical Science                              $  2,404         $  1,785          $  3,523
Distribution                                     1,125            1,069             1,000
Optical Plastics                                    66              788               839
Corporate and other                                474              674               503
Discontinued operation                                                                198
-----------------------------------------------------------------------------------------
                                               $ 4,069          $ 4,316         $   6,063
-----------------------------------------------------------------------------------------


17. Fair value of financial instruments

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

The estimated fair value for the Company's major long-term debt components are as follows (in thousands):


                                                  December 31, 1996                 December 31, 1995
                                            Carrying          Estimated        Carrying          Estimated
                                               amount        fair value          amount         fair value

8% Swiss Bonds due 2000                       $ 2,189           $ 1,883          $ 2,365           $ 1,987
Other Swiss Bonds                                                                  1,383             1,176
5% Convertible Bonds                            1,755             1,632            2,249             2,092
7% Dual Currency Convertible
 Bonds                                                                               615               553
12% Subordinated Debentures                     6,732             5,386            6,749             4,859
7% Convertible Note                             1,000             1,000
Other long-term debt                            8,440             8,440           10,571            10,571


Limitations. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

18.      Accounting for certain investments in debt and equity securities

The Company's marketable securities consist of corporate equity securities which are included in both Marketable securities, which are expected to be sold within one year, and Investments and advances on the consolidated balance sheet. The Company classifies these equity securities as either trading or available-for-sale and records the securities at their fair value. Trading securities are held principally for the purpose of selling them in the near term. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized.

A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. In 1995, the Company recognized a permanent impairment in one of its available-for-sale securities as a result of receipt of a tender offer at a price below the Company's carrying cost, and recorded a loss of $785,000 to adjust the carrying amount to the tender offer price, which loss is included in Investment and other income (expense), net. In July 1996, the Company recognized a $4,000,000 loss on the Company's investments in American White Cross, Inc. (AWC) due to AWC filing for protection under Chapter 11 of the United States Bankruptcy Code.

Realized gains and losses for securities classified as available-for-sale are included in earnings and are derived using the average cost method for determining the cost of securities sold.

In April 1996, the Company sold 1,000,000 shares of Duratek common stock, including 250,000 shares that were included in marketable securities at December 31, 1995. As a result, the Company realized proceeds of $17,700,000 and recognized a gain of $12,200,000. In 1995, the Company recognized a $3,183,000 gain on the transfer of the 250,000 shares of Duratek common stock to marketable securities, representing the excess of the quoted market value of such shares on the date of transfer over the Company's cost. In the second half of 1996, the Company transferred an additional 250,000 shares from long-term investments available- for- sale, to trading securities, resulting in the recognition of a $3,314,000 gain, representing the net excess of the quoted market price of such shares at December 31, 1996, over the Company's cost at the time of transfer and subsequent changes in market value of these shares. At December 31, 1996, the Company was permitted to sell approximately 475,000 shares of Common Stock of Duratek pursuant to various agreements. At December 31, 1996, the Company had determined to sell promptly 250,000 shares of its Duratek Common Stock in 1997 pursuant to various agreements, and therefore, classified such securities in the trading category.

18.      Accounting for certain investments in debt and equity securities
(Continued)

The   gross   unrealized   holding   gains   (losses)   and   fair   value   for
available-for-sale securities were as follows (in thousands):

                                                     Gross
                                               unrealized holding
                                        Cost   Gains       (losses)   Fair Value
Available-for-sale equity securities:

December 31, 1996                     $1,601   $4,722       $  (91)      $6,232
December 31, 1995                     $2,210               $(1,440)      $  770
------------------------------------------------------------------------------

Differences between cost and market of $3,324,000 (net of taxes of $1,307,000) at December 31, 1996 were credited to a separate component of shareholders' equity called Net unrealized investment gain on available-for-sale securities.

Proceeds from the sale of available-for-sale securities were $13,275,000 and $2,774,000 in 1996 and 1994, respectively. Gross realized gains included in income in 1996 and 1994 were $9,150,000 and $463,000, respectively.

The Company did not realize any gains or losses on available-for-sale securities for the year ended December 31, 1995.

19. Impairment of long-lived assets and long-lived assets to be disposed of

The Company adopted the Provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

20. Commitments and contingencies

(a) The Company has several noncancellable leases which cover real property, machinery and equipment and certain manufacturing facilities. Such leases expire at various dates with, in some cases, options to extend their terms.

Minimum rentals under long-term operating leases are as follows(in thousands):

                           Real           Machinery &
                        property            equipment                Total
1997                     $ 4,206              $ 1,214               $ 5,420
1998                       3,524                1,205                 4,729
1999                       2,712                1,075                 3,787
2000                       2,547                  532                 3,079
2001                       2,116                  213                 2,329
After 2001                 6,526                  206                 6,732
---------------------------------------------------------------------------
Total                    $21,631               $4,445               $26,076
---------------------------------------------------------------------------

Several of the leases contain provisions for rent escalation based primarily on increases in real estate taxes and operating costs incurred by the lessor. Rent expense for real and personal property was approximately $6,745,143, $5,598,000 and $8,115,000 for 1996, 1995 and 1994, respectively.

(b) In February 1986, Duratek completed its initial public offering of common stock. In connection with Duratek's public offering, the Company issued to certain officers of Duratek and the Company 358,609 options for the purchase of Duratek common stock owned by the Company at a price equal to the greater of (a) $1.75 per share or (b) the net book value per share of Duratek's common stock as of the end of the most recently completed fiscal quarter which ends not less than 60 days before the date of exercise of such option. In 1991, an additional 270,000 options for the purchase of Duratek common stock owned by the Company at a price of $1.90 per share were issued to certain employees and officers of the Company. In 1994, an additional 20,000 options were granted at a price of $3.50 per share. Through December 31, 1996, 236,136 options under the plan were exercised, 43,723 were canceled, and at December 31, 1996, 360,750 options are currently exercisable and 368,750 options are currently outstanding. At December 31, 1996, the Company owned approximately 15% of Duratek (See Note 3).

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

21.      Subsequent event

On March 26, 1997, the Company and its wholly-owned subsidiaries, GP and MXL, entered into a three year secured $25,000,000 Revolving Credit Agreement, with a syndicate of three banks. The Agreement replaces the MXL Loan Agreement (see
Note 9(a)), the GP Revolving Credit Agreement (see Note 9(b)) and the Company's Term Loan Agreement (see Note 11(h)). The Agreement bears interest at the prime rate or 1.75% over LIBOR. The borrowing formula is based upon eligible accounts receivable of GP and MXL, as well as various corporate assets. Under the Agreement, the full $25,000,000 of the Revolving Credit Agreement would be available to the Company and/or GP and MXL. At March 26,1997, the amount outstanding was approximately $13,200,000.

National Patent                                   Supplementary Data
Development Corporation
and Subsidiaries


SELECTED QUARTERLY FINANCIAL DATA


(unaudited)                                                                     (in thousands, except per share data)
                                                                                                 three months ended
                                   March 31,  June 30,  Sept. 30,    Dec.31,   March 31,    June 30,   Sept. 30,  Dec. 31,
                                     1996        1996       1996       1996        1995        1995       1995       1995
-------------------------------------------------------------------------------------------------------------------------
Sales ............................$ 48,156   $ 51,048   $ 53,332   $ 51,264    $ 46,552   $ 48,416    $ 47,551   $ 42,506
Gross margin .....................   7,092      7,744      8,077      7,329       7,270      7,832       8,107      5,113
Income (loss) before
 discontinued operation
 and extraordinary item ..........      83     10,803        752       (258)        946       (910)      3,081        915
Net income (loss) ................      83     10,803        752       (258)        447     (1,542)      1,979        128

Earnings (loss) per share: *

Before discontinued operation and
 extraordinary item ..............     .01       1.43        .10       (.03)        .15       (.14)        .45        .14
Net income (loss) ................     .01       1.43        .10       (.03)        .07       (.23)        .29        .02

-------------------------------------------------------------------------------------------------------------------------

*All periods have been restated to reflect the effect of the one-for-four reverse stock split.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

   (a)(1)The following financial statements are included in Part II, Item 8. Financial Statements and Supplementary Data:

                             FINANCIAL STATEMENTS OF
           NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES:

                                                                 Page

Independent Auditors' Report                                      31

Financial Statements:

Consolidated Balance Sheets -
December 31, 1996 and 1995                                        32

Consolidated Statements of Operations -
Years ended December 31, 1996, 1995 and 1994                      34

Consolidated Statements of Changes in Stockholders' Equity -
Years ended December 31, 1996, 1995 and 1994                      36

Consolidated Statements of Cash Flows -
Years ended December 31, 1996, 1995 and 1994                      38

Notes to Consolidated Financial Statements                        41

(a)(3) Exhibits
          Consent of KPMG Peat Marwick LLP, Independent Auditors

(b) The Registrant filed Reports on Form 8-K on November 19, 1996 and on December 18, 1996 with respect to the merger of General Physics Corporation with National Patent which reports contained Pro Forma Financial Information with respect to such merger transaction

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     NATIONAL PATENT DEVELOPMENT
                                                     CORPORATION

                                                     Jerome I. Feldman
                                                     President and Chief
                                                     Executive Officer


Dated: March 28, 1997


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



Signatures                                  Title


Jerome I. Feldman                   President, Chief Executive
                                            Officer and Director
                                            (Principal Executive Officer)

Martin M. Pollak                    Executive Vice President
                                            and Treasurer and Director

Scott N. Greenberg                          Vice President and Chief
                                            Financial Officer and Director

Ogden R. Reid                               Director

                                                    E-4
                                INDEX TO EXHIBITS

              The following is a list of all exhibits filed as part of this Report.

                                   SEQUENTIAL
EXHIBIT NO.                DOCUMENT                           PAGE NO.

3.1                     Amendment to the Registrant's Restated
                        Certificate of Incorporation filed on
                        January 24, 1997.*

3.2                     Amended By-Laws of the Registrant.
                        Incorporated by reference to Exhibit 3(ii) of the Registrants Form 10-Q for the first quarter ended March 31, 1995. On Form 10-K for the year ended December 31, 1986.

10.1 1973 Non-Qualified Stock Option Plan of the Registrant, as amended on November 19, 1996.*

10.2 Swiss Public Bond Issue Agreement dated as of February 8, 1985 between the Registrant and a consortium of Swiss banks.
                        Incorporated by reference to the
                        Registrant's Form 8-K filed on March 8, 1985.

10.3 Swiss Public Bond Issue Agreement dated as of May 9, 1985, between the Registrant and a consortium of Swiss banks. Incorporated herein by reference to Exhibit 10.37 of the Registrant's Form 10-K for the year ended December 31, 1985.

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

10.13 $25,000,000 Credit Agreement dated March 26, 1997 by and among National Patent Development Corporation, General Physics Corporation, GP Environmental Services, Inc., General Physics Federal Systems, Inc. and MXL Industries, Inc. the banks signatory thereto and Fleet Bank, National Association as Administrative Agent and Collateral Agent for such banks.*

13                      Not Applicable

18                      Not Applicable

19                      Not Applicable

21                      Subsidiaries of the Registrant*

22                      Not Applicable

23                      Consent of KPMG Peat Marwick LLP,
                        Independent Auditors*

27                      Not Applicable

28                      Not Applicable

* Filed herewith.