Form 10-K/A
period 1996-12-31
NATIONAL PATENT DEVELOPMENT CORP
filed 1997-04-29
CIK 70415

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K ARE HEREBY AMENDED AND RESTATED IN ITS ENTIRETY AS
                  FOLLOWS:



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

(a)(2) Financial Statement Schedules

       Schedule I - Condensed Financial Information
                    of Registrant                                i

       Schedule II - Valuation and Qualifying Accounts          xi

          Independent Auditors' Report                         xii

(a)(3) Exhibits

       Consent of KPMG Peat Marwick LLP, Independent
       Auditors                                                 *

(b) There were no Reports on Form 8-K filed by the Registrant during the last quarter of the period covered by this report.

* Previously filed with Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

                     NATIONAL PATENT DEVELOPMENT CORPORATION

                                   SCHEDULE I

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             CONDENSED BALANCE SHEET

                                 (in thousands)

ASSETS

Current assets                                             December 31,
                                                     1996              1995

Cash and cash equivalents                          18,478         $   5,950
Marketable securities                               3,250             3,563
Accounts and other receivables                      1,474             2,536
Inventories                                            77                72
Prepaid expenses and other current assets             683               435
                                                 --------        ----------

Total current assets                               23,962            12,556
                                                 --------          --------

Investments in subsidiaries                        63,949            64,409
                                                 --------          --------

Note receivable from subsidiary                    10,767            10,346
                                                 --------          --------

Other investments and advances                     15,240            12,508
                                                 --------          --------

Property, plant and equipment, at cost              4,752             4,718
Less accumulated depreciation                      (4,681)           (4,640)
                                                 --------         ---------
                                                       71                78
                                                 ---------      -----------
Intangible assets, net of amortization                865               725
                                                 --------        ----------
Deferred tax asset                                    843

Other assets                                        2,629             2,690
                                                 --------         ---------
                                                 $118,326          $103,312
                                                 ========          ========

                     NATIONAL PATENT DEVELOPMENT CORPORATION

                       CONDENSED BALANCE SHEET (Continued)

                                 (in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              December 31,
Current liabilities                                     1996              1995
                                                      ------------------------
Current maturities of long-term debt                $  8,005          $  2,996
Accounts payable and accrued expenses                  2,443             2,976
                                                     -------           -------

Total current liabilities                             10,448             5,972
                                                     -------           -------

Long-term debt, less current maturities                6,944            15,886
                                                    --------           -------

Amounts due subsidiaries, net                          6,905            10,456
                                                    --------           -------

Commitments and contingencies

Stockholders' equity

Preferred stock
Common stock                                              75                68
Class B capital stock                                      1                 1
Capital in excess of par value                       131,388           125,419
Deficit                                              (40,759)          (52,139)
Net unrealized gain (loss) on
 available-for-sale securities                         3,324            (1,440)
Minimum pension liability adjustment                                      (911)
                                                   ---------         ---------

Total stockholders' equity                            94,029            70,998
                                                   ---------         ---------
                                                    $118,326          $103,312
                                                    ========          ========


          See accompanying notes to the condensed financial statements.

                     NATIONAL PATENT DEVELOPMENT CORPORATION

                        CONDENSED STATEMENT OF OPERATIONS

                      (in thousands, except per share data)

                                                   Year ended December 31,
                                                1996          1995       1994
Revenues
 Sales                                       $   892     $   1,024  $     812
 Investment and other income (expense), net    1,069          (744)    (3,899)
                                            --------     ---------   --------
                                               1,961           280     (3,087)
                                            --------     ---------   --------
Costs and expenses
 Cost of goods sold                              562           582        586
 Selling, general and administrative           7,727         7,899      7,278
 Interest                                      2,058         2,511      4,086
                                             -------      --------   --------
                                              10,347        10,992     11,950
                                             -------       -------    -------
Gain on disposition of stock of a
 subsidiary and an affiliate                  12,200         3,768

Gain on issuance of stock of a
 subsidiary and an affiliate                   2,168         5,912

Gains on trading securities                    3,314         3,183

Loss on investments                           (4,000)

Equity in earnings of subsidiaries             4,059         2,046      3,640
                                             -------      --------    -------

Income (loss) before income taxes,
 discontinued operation and
 extraordinary item                            9,355         4,197    (11,397)
                                             -------       -------    --------

Income tax (expense) benefit                   2,025          (165)
                                             -------      --------
Income (loss) before discontinued
 operation and extraordinary item             11,380         4,032    (11,397)
                                            --------      --------    --------

Discontinued operation
Loss from discontinued operation                            (2,941)    (2,574)
                                            --------       -------    --------
Income (loss) before extraordinary item       11,380         1,091    (13,971)
                                            --------      --------    --------

                     NATIONAL PATENT DEVELOPMENT CORPORATION

                  CONDENSED STATEMENT OF OPERATIONS (Continued)

                      (in thousands, except per share data)

                                                     Year ended December 31,
                                               1996          1995         1994
Extraordinary item
Extinguishment of debt, net of income
 tax expense                                                  (79)
                                           --------      --------
Net income (loss)                          $ 11,380      $  1,012    $ (13,971)
                                           --------      --------    ---------

Income (loss) per share  *
Income (loss) before discontinued
 operation and extraordinary item         $    1.54      $    .60     $  (2.10)

Discontinued operation                                      (.44)        (.47)
Extraordinary item                                          (.01)
                                         ---------      --------
Net income (loss) per share              $     1.54      $   .15      $  (2.57)
                                         ==========     ========      ========






* All periods reflect the effect of the one for four reverse stock split, which was effective on October 6, 1995.







          See accompanying notes to the condensed financial statements.

                     NATIONAL PATENT DEVELOPMENT CORPORATION

                        CONDENSED STATEMENT OF CASH FLOWS

                                 (in thousands)

                                                         Year ended December 31,
                                                     1996       1995       1994

Cash flows from operations:

Net income (loss)                                $ 11,380      1,012  $ (13,971)
Adjustments to reconcile net income to net
 cash provided by operating activities:
Depreciation and amortization                         266        208        392
Equity in earnings of subsidiaries                 (4,059)    (2,046)    (3,640)
Provision for discontinued operation                           2,460      1,570
Share of loss of discontinued operation                          481      1,004
Deferred income taxes                              (1,860)
Gain on disposition of stock of
 a subsidiary and an affiliate                    (12,200)    (3,768)
Proceeds from sale of trading securities            4,425
Gain on issuance of stock of
 a subsidiary and an affiliate                     (2,168)    (5,912)
Gains on trading securities                        (3,314)    (3,183)
Loss on investments                                 4,000

Extinguishment of debt, net of income tax                         79
Changes in other operating items                      281     (2,010)       994
                                                ---------    --------   --------
Net cash used for operations                       (3,249)   (12,679)   (13,651)
                                                 --------    -------    -------

Cash flows from investing activities:
Proceeds from sale of stock of a subsidiary        13,275      7,051
Additions to property, plant and equipment            (34)       (34)       (29)
Additions to intangible assets                       (365)        (6)       (37)
Reduction of investments and
 other assets, net                                  3,285      3,052     11,473
                                                ---------    -------     ------
Net cash provided by investing activities          16,161     10,063     11,407
                                                 --------    -------     ------

                     NATIONAL PATENT DEVELOPMENT CORPORATION

                        CONDENSED STATEMENT OF CASH FLOWS

                                 (in thousands)

                                                       Year ended December 31,
                                                      1996       1995       1994

Cash flows from financing activities:

Reduction of long-term debt                       $ (2,930)   $(5,753)   $ (295)
Proceeds from issuance of common stock               2,546        244       287
Proceeds from issuance of long-term debt                        4,910     2,359
                                                  --------    -------    -------

Net cash (used for) provided by
 financing activities                                 (384)      (599)    2,351
                                                  --------   --------    -------

Net increase (decrease) in
 cash and cash equivalents                          12,528     (3,215)      107
Cash and cash equivalents at beginning of year       5,950      9,165     9,058
                                                  --------    -------    -------
Cash and cash equivalents at end of year          $ 18,478    $ 5,950   $ 9,165
                                                 --------    -------    -------

                     NATIONAL PATENT DEVELOPMENT CORPORATION

                  CONDENSED STATEMENT OF CASH FLOWS (Continued)

                      (in thousands, except per share data)



                                                                              Year ended December 31,
                                                                   1996             1995              1994


Supplemental disclosures of cash flow information:

Cash paid during the year for:
  Interest                                                      $   809          $   813           $ 1,009
                                                                =======          =======           =======
  Income taxes                                                  $   209         $     98          $     42
                                                                =======         ========          ========

Supplemental schedule of non-cash transactions:

Additions to other assets and
 prepaid expenses                                                 5,379              625               100
Reduction of accrued interest payable                               372                              1,045
Reduction of debt                                                 1,003            6,250             9,167
Reduction of accounts payable                                                                          267
Reduction (increase) in accrued pension liability                   911             (911)
Issuances of common stock                                        (3,430)          (4,535)          (10,579)
Net unrealized gain on available-for-sale securities             (3,324)
Issuance of long-term debt                                                        (2,340)
Minimum pension liability adjustment                               (911)             911



          See accompanying notes to the condensed financial statements.

                     NATIONAL PATENT DEVELOPMENT CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.            Inventories

              Inventories are valued at the lower of cost or market, principally using the first-in, first-out (FIFO) method of costing. Inventories consisting of material, labor, and overhead are classified as follows (in thousands):

                                                        December 31,
                                                  1996                   1995
         Raw materials                         $    44                 $   40
         Finished goods                             33                     32
                                               -------                -------
                                               $    77                 $   72
                                               =======                 ======

2.            Long-term debt

              Long-term debt consists of the following (in thousands):

                                                         December 31,
                                                  1996                   1995
         8% Swiss Bonds due 2000               $ 2,189              $   2,365
         5% Convertible Bonds                    1,755                  2,249
         8% Swiss Bonds                                                   247
         Old Swiss convertible bonds                                    1,751
         12% Subordinated debentures             6,732                  6,749
         Term loan with bank                     4,000                  5,000
         Notes payable in connection with
          settlements of litigation                273                    521
                                               -------               --------
                                                14,949                 18,882
         Less current maturities                 8,005                  2,996
                                               -------                 ------
                                               $ 6,944                $15,886
                                               =======                =======

                     NATIONAL PATENT DEVELOPMENT CORPORATION

               NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

2.            Long-term debt (Continued)

Aggregate annual maturities of long-term debt outstanding at December 31, 1996 for each of the next five years are as follows (in thousands):

              1997                      8,005
              1998                      1,000
              1999                      2,755
              2000                      3,189
              2001                        -

See Note 11 of the Notes to Consolidated Financial Statements for additional information with respect to the Company's long-term debt.

3.       Dividends received from affiliates

For the years ended December 31, 1996, 1995 and 1994, the Company received cash dividends from General Physics Corporation, a consolidated subsidiary, totaling $1,301,000, $1,249,000 and $637,000, respectively.

                     NATIONAL PATENT DEVELOPMENT CORPORATION

               NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)

4.       Commitments and contingencies

The Company has several noncancellable leases which cover real property and machinery and equipment. Such leases expire at various dates with options in some cases to extend their terms.

Minimum rentals under long-term operating leases are as follows (in thousands):


                          Real         Machinery &
                        property       equipment           Total
         1997           $  636           $  102           $  738
         1998              636               67              703
         1999              656               47              703
         2000              656               25              681
         2001              656                               656
         After 2001      1,312                             1,312
                                                          ------
         Total          $4,552          $   241           $4,793
                                                          ------


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

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                   SCHEDULE II


Valuation and qualifying accounts (in thousands)
                                                                  Additions
                                              Balance at           Charged to                            Balance at
                                               Beginning           Costs &                               End of
                                             of Period            Expenses             Deductions(a)     Period

Year ended December 31, 1996:
 Allowance for doubtful accounts (b)             $3,066               $1,036               $(1,947)         $2,155


Year ended December 31, 1995:
 Allowance for doubtful accounts (b)             $2,092               $2,077               $(1,103)         $3,066


Year ended December 31, 1994:
 Allowance for doubtful accounts (b)             $1,689               $1,733               $(1,330)         $2,092




(a) Write-off of uncollectible accounts, net of recoveries.

(b) Deducted from related asset on Balance Sheet.


                          INDEPENDENT AUDITORS' REPORT





The Board of Directors and Stockholders
National Patent Development Corporation

Under date of March 26, 1997, we reported on the consolidated balance sheets of National Patent Development Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the Annual Report on Form 10-K for the year ended 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



                                          KPMG Peat Marwick LLP


New York, New York
March 26, 1997

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

Dated: April 29, 1997