Form 10-Q
period 1997-03-31
NATIONAL PATENT DEVELOPMENT CORP
filed 1997-05-14
CIK 70415

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended March 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                to

Commission File Number:                         1-7234

                     NATIONAL PATENT DEVELOPMENT CORPORATION

             (Exact Name of Registrant as Specified in its Charter)

Delaware                                                           13-1926739
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization                                Identification No.)

9 West 57th Street, New York, NY                                     10019
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip code)

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

                           Yes      X                         No


Number of shares outstanding of each of issuer's classes of common stock as of May 9, 1997:


Common Stock                                10,640,020 shares
Class B Capital                                 62,500 shares

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                       Page No.

Part I.  Financial Information


         Consolidated Condensed Balance Sheets -
             March 31, 1997 and December 31, 1996                        1

         Consolidated Condensed Statements of Operations-
             Three Months Ended March 31, 1997 and 1996                  3

         Consolidated Condensed Statements of Cash Flows -
             Three Months Ended March 31, 1997 and 1996                  4

         Notes to Consolidated Condensed Financial
             Statements                                                  6

         Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         8

         Qualification Relating to Financial Information                12

Part II. Other Information                                              13

Signatures                                                              14

                          PART I. FINANCIAL INFORMATION

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (in thousands)

                                                       March 31,    December 31,
                                                         1997             1996
                 ASSETS                                (audited)          *

Current assets

Cash and cash equivalents                               $ 19,730      $ 22,677
Marketable securities                                      1,375         3,250
Accounts and other receivables                            45,759        40,633
Inventories                                               26,158        23,193
Costs and estimated earnings
 in excess of billings on
 uncompleted contracts                                     9,722         9,466
Prepaid expenses and other
 current assets                                            3,608         3,462
                                                        --------     ---------

Total current assets                                     106,352       102,681
                                                        --------      --------

Investments and advances                                  23,667        25,108
                                                        --------     ---------

Property, plant and equipment, at cost                    36,657        36,045
Less accumulated depreciation                            (27,540)      (26,767)
                                                        --------     ---------
                                                           9,117         9,278
                                                        --------     ---------

Intangible assets, net of accumulated amortization
 of $30,095 and $29,577                                   54,318        34,476
                                                        --------     ---------
Deferred tax asset                                         1,701           843
                                                        --------     ---------
Other assets                                               3,619         3,641
                                                        --------     ---------
                                                        $198,774      $176,027
                                                        ========      ========

* The Consolidated Condensed Balance Sheet as of December 31, 1996 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.

   See accompanying notes to the consolidated condensed financial statements.

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                 (in thousands)


                                                       March 31,    December 31,
                                                        1997            1996
LIABILITIES AND STOCKHOLDERS' EQUITY                 (unaudited)         *

Current liabilities

Current maturities of long-term debt
 and notes payable                                     7,041          $   9,309
Short-term borrowings                                 32,816             20,281
Accounts payable and accrued expenses                 27,103             22,879
Billings in excess of costs and estimated
 earnings on uncompleted contracts                     8,041              8,521
                                                    --------          ---------

Total current liabilities                             75,001             60,990
                                                    --------          ---------

Long-term debt less current maturities                 5,795             10,807
                                                    --------           --------

Minority interests and other                               2             10,201
                                                    --------           --------

Stockholders' equity

Common stock                                             105                 75
Class B capital stock                                      1                  1
Capital in excess of par value                       157,083            131,388
Deficit                                              (41,745)           (40,759)
Net unrealized gain on available-
 for-sale securities                                   2,532              3,324
                                                    --------        -----------
Total stockholders' equity                           117,976             94,029
                                                    --------          ---------
                                                    $198,774           $176,027
                                                    ========           ========

* The Consolidated Condensed Balance Sheet as of December 31, 1996 has been summarized from the Company's audited Consolidated Balance sheet as of that date.

   See accompanying notes to the consolidated condensed financial statements.

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                      (in thousands, except per share data)

                                                            Three months
                                                           ended March 31,
                                                     1997                  1996

Sales                                           $  54,760              $ 48,156
Costs of goods sold                                46,544                41,064
                                                ---------              --------
Gross margin                                        8,216                 7,092

Selling, general and administrative expenses       (7,411)               (6,911)
                                                ---------             ---------

Operating income                                      805                   181
                                                ---------             ----------

Interest                                             (998)               (1,001)

Investment and other income, net                      773                 1,245

Gain (loss) on trading securities                  (1,875)                  500

Minority interest                                      25                  (325)
                                              -----------             ----------

Income (loss) before income taxes                  (1,270)                  600

Income tax benefit (expense)                          284                  (517)
                                               ----------             ----------

Net income (loss)                               $    (986)           $       83
                                                ---------            ----------

Net income (loss) per share                    $     (.10)           $      .01
                                               ---------             ----------
Dividends per share                               none                 none
                                                =======              ======




   See accompanying notes to the consolidated condensed financial statements.

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (in thousands)


                                                            Three months
                                                           ended March 31,
                                                        1997              1996
                                                    -----------        -------
Cash flows from operations:

Net income (loss)                                   $   (986)         $     83
Adjustments to reconcile net income to net cash
 provided by (used for) operating activities:
Depreciation and amortization                          1,291             1,469
Unrealized loss (gain) on trading securities           1,875              (500)
Deferred income taxes                                   (400)
Changes in other operating items                      (7,657)           (3,865)
                                                    --------         ---------
Net cash used for operations                          (5,877)           (2,813)
                                                    --------         ---------

Cash flows from investing activities:

Additions to property, plant and equipment              (612)           (1,070)
Additions to intangible assets                        (2,270)             (159)
Reduction in investments and other assets, net           284                22
                                                    --------         ---------
Net cash used for investing activities                (2,598)           (1,207)
                                                    --------          --------

Cash flows from financing activities:

Net proceeds from short-term borrowings                6,060             2,124
Proceeds from issuance of long-term debt                                   400
Reduction of long-term debt                             (532)           (2,143)
Proceeds from issuance of common stock                                   2,533
                                                    --------         ---------
Net cash provided by financing activities              5,528             2,914
                                                    --------          --------

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

                                 (in thousands)


                                                             Three months
                                                           ended March 31,
                                                        1997               1996
Net decrease in cash and cash
 equivalents                                       $  (2,947)         $  (1,106)
Cash and cash equivalents at the
 beginning of the periods                             22,677              8,094
                                                   ---------           --------
Cash and cash equivalents at the end
 of the periods                                    $  19,730           $  6,988
                                                   ---------           --------

Supplemental disclosures of cash
flow information:

Cash paid during the periods for:
  Interest                                          $  1,147           $  1,122
                                                    ========           ========
  Income taxes                                     $     498          $     155
                                                   =========          =========


Supplemental schedule of non-cash transactions:

Issuance of common stock related to the
 acquisition of General Physic Corporation          $(25,228)

Additions to intangible assets                        15,154

Reduction of minority interest                        10,074




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

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       Inventories

         Inventories are valued at the lower of cost or market, principally using the first-in, first-out (FIFO) method. Inventories consisting of material, labor, and overhead are classified as follows (in thousands):


                                       March 31,               December 31,
                                         1997                      1996

Raw materials                      $      752                $      793
Work in process                           293                       210
Finished goods                         25,113                    22,190
                                    ---------                  --------
                                     $ 26,158                  $ 23,193
                                     ========                  ========


2.       Long-term debt

         Long-term debt consists of the following (in thousands):


                                     March 31,                December 31,

                                        1997                      1996
8% Swiss bonds due 2000            $   2,026                 $   2,189
5% convertible bonds due 1999          1,775                     1,755
12% Subordinated debentures            6,711                     6,732
Term loans with banks                                            6,722
7% convertible note                    1,000                     1,000
Other                                  1,324                     1,718
                                   ---------                 ---------
                                      12,836                    20,116
Less current maturities                7,041                     9,309
                                   ---------                 ---------
                                    $  5,795                  $ 10,807
                                    ========                  ========

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

3.       Revolving credit agreement

         On March 26, 1997, the Company and its wholly-owned subsidiaries, GP and MXL Industries, Inc. (MXL), entered into a three year secured $25,000,000 Revolving Credit Agreement, with a syndicate of three banks. The Agreement replaces the MXL Loan Agreement, the GP Revolving Credit Agreement and the Company's Term Loan Agreement. The Agreement bears interest at the prime rate or 1.75% over LIBOR. The borrowing formula is based upon eligible accounts receivable of GP and MXL, as well as various corporate assets. Under the Agreement, the full $25,000,000 of the Revolving Credit Agreement would be available to the Company and/or GP and/or MXL. At March 31,1997, the amount outstanding was approximately $13,815,000.

4.       General Physics Corporation

         On January 24, 1997, the Company acquired the remaining 5,047,623 shares (48% of the outstanding shares) of GP that it did not already own, in exchange for .60 shares of National Patent common stock for each share of GP. The transaction has been accounted for as a purchase of a minority interest. The Company issued an aggregate of 3,028,574 shares of its common stock, valued at $25,228,000 in the transaction. The value of the Company's common stock issued in this transaction has been reflected in Stockholders' equity as an increase to Common stock and Capital in excess of par value.

         GP provides engineering, environmental, training, analytical, and technical support services to commercial nuclear and fossil power utilities, the U.S. Departments of Defense and Energy, Fortune 500 companies, and other commercial and governmental customers.

5.       Subsequent event

         On May 9, 1997, the Company announced that its Board of Directors had authorized the purchase of up to approximately 7% or 750,000 shares of the Company's common stock.

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

     The Company had a loss before income taxes of $(1,270,000) for the quarter ended March 31, 1997 compared to income of $600,000 for the quarter ended March 31, 1996. The reduced operating results were primarily the result of a $1,875,000 unrealized loss on certain trading marketable securities (GTS Duratek, Inc.) in the first quarter of 1997 compared to a $500,000 gain in 1996. In addition, included in Investment and other income, net was a $225,000 loss recognized on the Company's equity investments for the quarter ended March 31, 1997 compared to income of $325,000 recognized for the quarter ended March 31, 1996.

The losses on the Company's investments were partially offset by improved operating results within the Physical Science Group, Distribution Group and the Optical Plastics Group partially mitigated by reduced operating profits within the Company's Hydro Med Sciences (HMS) division.

Sales

     For the quarter ended March 31, 1997, consolidated sales increased by $6,604,000 to $54,760,000 from the $48,156,000 in the corresponding quarter of 1996. The increased sales were the result of increased sales within the Distribution Group and Physical Science Group. The increased sales within the Physical Science Group were the result of increased revenues within General Physics Corporation's (GP) Commercial Training and Technical Services Group. The increased sales within the Distribution Group, which is comprised of the Five Star Group, Inc. (Five Star), were the result of significant growth in sales to independent retail stores, primarily as a result of the expansion of Five Star's hardware lines.

Gross margin

     Consolidated gross margin of $8,216,000, or 15%, for the quarter ended March 31, 1997, increased by $1,124,000 compared to the consolidated gross margin of $7,092,000, or 15%, for the quarter ended March 31, 1996. The increased gross margin in 1997 was principally the result of increased gross margin generated by Five Star and GP due to increased sales.

Selling, general and administrative expenses

     For the three months ended March 31, 1997, selling, general and administrative (SG&A) expenses were $7,411,000 compared to the $6,911,000 incurred in the first quarter of 1996. The increase in SG&A for the first quarter of 1997 was the result of increased selling expenses incurred by Five Star during 1997 as a result of increased sales.

Investment and other income (expense), net

     Investment and other income was $773,000 for the quarter ended March 31, 1997, as compared to $1,245,000 for the first quarter of 1996. The change was principally due to the effect of a $225,000 loss recognized on the Company's equity investments in the quarter ended March 31, 1997 compared to income of $325,000 recognized in the quarter ended March 31, 1996.

Income tax expense

         In the quarter ended March 31, 1997, the Company recorded an income tax benefit of $284,000. The current income tax provision of $116,000 represents primarily state and local income taxes. The deferred income tax benefit of $400,000 results from a reduction in the valuation allowance, among other factors. The decrease in the valuation allowance in 1997 was attributable in part to the expected utilization of the Company's net operating loss carryforwards, and to the Company's expectation of generating sufficient taxable income that will allow for the realization of a portion of its deferred tax assets.

Recent accounting pronouncement

     In February 1997, Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), was issued. SFAS No. 128 simplifies the standards for computing earnings per share, and makes the United States standards for computing earnings per share more comparable to international standards. SFAS No. 128 requires presentation of "basic" earnings per share (which excludes dilution) and "diluted" earnings per share. The Company does not believe the adoption of SFAS No. 128 in fiscal 1997 will have a material impact on the Company's reported earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior period earnings per share presented.

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

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                         LIQUIDITY AND CAPITAL RESOURCES




     At March 31, 1997, the Company had cash and cash equivalents totaling $19,730,000. SGLG and American Drug Company had cash and cash equivalents of $295,000 at March 31, 1997. The minority interests of these two companies are owned by the general public, and therefore the assets of these subsidiaries have been dedicated to the operations of these companies and may not be readily available for the general corporate purposes of the parent.

The Company has sufficient cash, cash equivalents and marketable securities and borrowing availability under existing and potential lines of credit to satisfy its cash requirements for the repayment of approximately $6,711,000 of 12% Subordinated Debentures scheduled to mature in the third quarter of 1997. In addition to its ability to issue equity securities, the Company believes that it has sufficient marketable long-term investments, the ability to obtain additional funds from its operating subsidiaries and the potential to enter into new credit arrangements in order to fund its working capital requirements. At March 31, 1997, 250,000 shares of Duratek stock valued at $1,375,000 were classified as marketable securities due to the Company's intention to sell the shares in 1997.

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                 QUALIFICATION RELATING TO FINANCIAL INFORMATION

                                 March 31, 1997


     The financial information included herein is unaudited. In addition, the financial information does not include all disclosures required under generally accepted accounting principles because certain note information included in the Company's Annual Report has been omitted; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results for the 1997 interim period are not necessarily indicative of results to be expected for the entire year.

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At a Special Meeting of the Stockholders held on January 23, 1997, the following matters were voted upon:

         Proposal to approve and adopt an Agreement and Plan of Merger, dated as of November 19, 1996, among General Physics Corporation, National Patent and GPX Acquisition Inc., a wholly-owned subsidiary of National Patent , as amended by Amendment No. 1, dated as of December 18, 1996 was adopted with a vote of 7,218,150 for, and 126,419 votes against the adoption of this proposal.

         Proposal to approve and adopt an amendment to the Restated Certificate of Incorporation of the Registrant decreasing the total number of authorized shares of the Registrant's Common Stock from 40,000,000 shares to 25,000,000 shares was adopted with a vote of 6,593,150 for and 76,345 votes against.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits

            none

         B. Reports

            Form 8-K filed on January 28, 1997 reporting events under Items 2 and 7.

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                 March 31, 1997

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                               NATIONAL PATENT DEVELOPMENT
                                               CORPORATION


DATE: May 13, 1997                             Jerome I. Feldman
                                               President & Chief
                                               Executive Officer


DATE: May 13, 1997                             Scott N. Greenberg
                                               Vice President &
                                               Chief Financial Officer