Form 10-Q
period 1997-06-30
NATIONAL PATENT DEVELOPMENT CORP
filed 1997-08-14
CIK 70415

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended June 30, 1997

                                       or

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

                      Yes     X                                   No

Number of shares outstanding of each of issuer's classes of common stock as of August 8, 1997:


       Common Stock                                        10,751,482 shares
       Class B Capital                                         62,500 shares

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                       Page No.

Part I.    Financial Information


                Consolidated Condensed Balance Sheets -
                  June 30, 1997 and December 31, 1996                     1

                Consolidated Condensed Statements of Operations -
                  Three Months and Six Months Ended June 30,
                  1997 and 1996                                           3

                Consolidated Condensed Statements of Cash Flows -
                  Six Months Ended June 30, 1997 and 1996                 4

                Notes to Consolidated Condensed Financial
                  Statements                                              6

                Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     8

                Qualification Relating to Financial Information           11

Part II.   Other Information                                              15

                  Signatures                                              16

                          PART I. FINANCIAL INFORMATION

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (in thousands)

                                                       June 30,    December 31,
                                                        1997          1996
                 ASSETS                              (unaudited)       *

Current assets

Cash and cash equivalents                            $  11,351      $  22,677
Marketable securities                                    2,024          3,250
Accounts and other receivables                          50,542         40,633
Inventories                                             24,126         23,193
Costs and estimated earnings in excess
 of billings on uncompleted contracts                    8,280          9,466
Prepaid expenses and other current assets                3,057          3,462
                                                     ---------     ----------

Total current assets                                    99,380        102,681
                                                     ---------      ---------

Investments and advances                                26,232         25,108
                                                     ---------     ----------

Property, plant and equipment, at cost                  37,133         36,045
Less accumulated depreciation                           (28,309)       (26,767)
                                                      ---------      ---------
                                                         8,824          9,278
                                                     ---------     ----------

Intangible assets, net of amortization of $30,681
 and $29,577                                            54,513         34,476
                                                     ---------     ----------

Deferred tax asset                                       1,301            843
                                                     ---------     ----------

Other assets                                             3,409          3,641
                                                     ---------     ----------
                                                      $193,659       $176,027
                                                      ========       ========


* The Consolidated Condensed Balance Sheet as of December 31, 1996 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.

                    See  accompanying   notes  to  the  consolidated   condensed
financial statements.

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                 (in thousands)


                                                    June 30,     December 31,
                                                      1997         1996
LIABILITIES AND STOCKHOLDERS' EQUITY               (unaudited)       *

Current liabilities:

Current maturities of long-term debt and
 notes payable                                    $      162     $   9,309
Short-term borrowings                                 31,337        20,281
Accounts payable and accrued expenses                 28,123        22,879
Billings in excess of costs and estimated
 earnings on uncompleted contracts                     7,369         8,521
                                                  ----------     ---------

Total current liabilities                             66,991        60,990
                                                   ---------     ---------

Long-term debt less current maturities                 5,732        10,807
                                                  ----------     ---------

Minority interests and other                               2        10,201
                                                  ----------     ---------

Stockholders' equity

Common stock                                             106            75
Class B capital stock                                      1             1
Capital in excess of par value                       157,277       131,388
Deficit                                              (40,112)      (40,759)
Net unrealized gain on
 available-for-sale securities                         4,262         3,324
Treasury stock, at cost                                 (600)
                                                  -----------
Total stockholders' equity                           120,934        94,029
                                                   ---------     ---------
                                                    $193,659      $176,027
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

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES


                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                      (in thousands, except per share data)


                                                                 Three months                Six months
                                                                ended June 30,               ended June 30,
                                                              ----------------             ----------------
                                                          1997             1996          1997               1996
                                                        -------           ------       -------           -------
Sales                                                  $ 60,590         $ 51,048       $115,350         $ 99,204
Cost of goods sold                                       51,397           43,304         97,941           84,368
                                                       --------         --------       --------         --------
Gross margin                                              9,193            7,744         17,409           14,836

Selling, general & administrative expenses               (8,153)          (7,269)       (15,564)         (14,180)
                                                       ---------         --------       --------         --------

Operating income                                          1,040              475          1,845              656
                                                      ---------       ----------      ---------       ----------

Interest                                                 (1,177)          (1,018)        (2,175)          (2,019)

Investment and other income, net                            645              (219)        1,418            1,026

Gain (loss) on trading securities                         1,031                            (844)             500

Unrealized loss on investments                                            (4,000)                         (4,000)

Gain on disposition of stock of an affiliate                              12,200                          12,200

Gain on issuance of stock by an affiliate                                  1,938                           1,938

Minority interest                                                           (367)            25             (692)
                                                   ------------          --------   -----------           -------

Income before income taxes                                1,539            9,009            269            9,609

Income tax benefit                                           94            1,794            378            1,277
                                                     ----------        ---------      ---------         --------

Net income                                             $  1,633         $ 10,803       $    647         $ 10,886
                                                       ========         ========       ========         ========

Net income per share                                 $      .15       $     1.43      $     .06       $     1.49
                                                     ==========       ==========      =========       ==========
Dividends per share                                      none             none            none            none
                                                      =========       ==========       ========       ========

   See accompanying notes to the consolidated condensed financial statements.

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                                                                 Six months
                                                                ended June 30,
                                                             1997        1996
Cash flows from operations:

Net income                                               $     647     $10,886
Adjustments to reconcile net income
  to net cash used for operating activities:
  Depreciation and amortization                              2,646       2,533
  Gain on disposition of stock of an affiliate                         (12,200)
  Gain on issuance of stock by an affiliate                             (1,938)
  Unrealized loss (gain) on trading securities                 844        (500)
  Unrealized loss on investments                                         4,000
  Deferred income taxes                                        (700)    (2,386)
  Changes in other operating items                           (8,067)    (6,561)
                                                           --------    --------
  Net cash used for operations                               (4,630)    (6,166)
                                                           --------   ---------

Cash flows from investing activities:

Proceeds from sale of stock of an affiliate                    330      17,700
Additions to property, plant & equipment                     (1,088)    (1,801)
Additions to intangible assets, net                          (3,051)      (408)
Reduction of investments and other assets, net                 606       1,860
                                                          --------     -------
Net cash (used for ) provided by investing activities        (3,203)    17,351
                                                            -------    -------

Cash flows from financing activities:

Net proceeds from short-term borrowings                      4,581       3,646
Proceeds from issuance of long-term debt                                   400
Reduction of long-term debt                                  (7,474)    (2,732)
Exercise of common stock options and warrants                                7
Repurchase of treasury stock                                   (600)
Proceeds from issuance of common stock                                   2,552
                                                             -------    --------
Net cash provided by (used for) financing activities         (3,493)     3,873
                                                            -------    -------

Net increase (decrease) in cash and cash equivalents        (11,326)    15,058
Cash and cash equivalents at the beginning of the periods   22,677       8,094
                                                          --------    --------
Cash and cash equivalents at the end of the periods        $11,351     $23,152
                                                           =======     =======

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

                                 (in thousands)


                                                                Six months
                                                               ended June 30,
                                                             1997        1996


Supplemental disclosures of cash flow information:

Cash paid during the periods for:
 Interest                                                  $   2,542    $  2,274
                                                           =========    ========
 Income taxes                                              $     597    $    445
                                                          ==========   =========

Supplemental schedule of non-cash transactions:

Issuance of common stock related to the
 acquisition of General Physics Corporation                $ (25,228)

Additions to intangible assets                                15,154

Reduction of minority interest                                10,074







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

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       Inventories

         Inventories are valued at the lower of cost or market, principally using the first-in, first-out (FIFO) method. Inventories consisting of material, labor, and overhead are classified as follows (in thousands):

                                           June 30,                December 31,
                                             1997                     1996

Raw materials                            $     708               $     793
Work in process                                251                     210
Finished goods                              23,167                  22,190
                                           -------                 -------
                                           $24,126                 $23,193
                                           =======                 =======

2.       Long-term debt

         Long-term debt consists of the following (in thousands):

                                            June 30,               December 31,
                                              1997                    1996

8% Swiss bonds due 2000                   $   2,026                $  2,189
5% Convertible bonds due 1999                 1,805                   1,755
12% Subordinated debentures due 1997                                  6,732
Term loans with banks                                                 6,722
7% Convertible note                           1,000                   1,000
Other                                         1,063                   1,718
                                            -------                --------
                                              5,894                  20,116
Less current maturities                         162                   9,309
                                            -------                --------
                                          $   5,732                $ 10,807
                                             =======                 =======

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

3.       Revolving credit agreement

         On March 26, 1997, the Company and its wholly-owned subsidiaries, GP and MXL Industries, Inc. (MXL), entered into a three year secured $25,000,000 Revolving Credit Agreement, with a syndicate of three banks. The Agreement replaces the MXL Loan Agreement, the GP Revolving Credit Agreement and the Company's Term Loan Agreement. The Agreement bears interest at the prime rate or 1.75% over LIBOR. The borrowing formula is based upon eligible accounts receivable of GP and MXL, as well as various corporate assets. Under the Agreement, the full $25,000,000 of the Revolving Credit Agreement would be available to the Company and/or GP and/or MXL. At June 30,1997, the amount outstanding was approximately $11,886,000.

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

5.       Treasury stock

         On May 9, 1997, the Company announced that its Board of Directors had authorized the purchase of up to approximately 7% or 750,000 shares of the Company's common stock. Through June 30, 1997, the Company purchased 80,100 shares of its common stock at a cost of $600,000.

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

    The Company realized income before income taxes of $1,539,000 and $269,000 for the quarter and six months ended June 30, 1997, as compared with income of $9,009,000 and $9,609,000 for the corresponding periods of 1996. The change in the Company's results is due to several factors. In April 1996, the Company sold 1,000,000 shares of the Company's GTS Duratek, Inc. (Duratek) common stock, realized proceeds of $17,700,000 and recognized a gain of $12,200,000. This gain was partially offset by a $4,000,000 loss recognized on the Company's investments in American White Cross, Inc. (AWC), due to AWC filing for protection under Chapter 11 of the United States Bankruptcy Code in July 1996. In addition, in April 1996, Interferon Sciences, Inc. (ISI), the Company's approximately 15% owned affiliate, issued additional shares of common stock, which resulted in the Company recognizing a gain of $1,938,000. For the quarter and six months ended June 30, 1996, the Company's share of loss of an affiliate
(ISI) due to the buy back of certain marketing rights was $563,000. For the quarter and six months ended June 30, 1997, the Company recorded a $1,031,000 unrealized gain and a $(844,000) unrealized loss on certain trading marketable securities as compared to a $500,000 gain recorded for the six months ended June 30, 1996. For the quarter and six months ended June 30, 1997, the Company also earned Investment and other income (loss), net of $645,000 and $1,418,000, respectively, compared to $(219,000) and $1,026,000 for the corresponding periods of 1996.

    The Company had improved operating results for the quarter and six months ended June 30, 1997, primarily due to significantly increased profits achieved by General Physics Corporation (GP) as well as improved operating results within the Five Star Group, Inc. (Five Star). The improved operating results were partially mitigated by reduced operating profits within the Company's Hydro Med Sciences division (HMS) and MXL Industries, Inc. (MXL).

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS (Continued)


Sales

     For the quarter ended June 30, 1997, consolidated sales increased by $9,542,000 to $60,590,000 from the $51,048,000 recorded in the corresponding quarter of 1996. For the six months ended June 30, 1997, consolidated sales increased by $16,146,000 to $115,350,000 from $99,204,000 recorded for the six months ended June 30, 1996. The increased sales for the quarter and six months ended June 30, 1997, were the result of increased sales by GP and Five Star, partially offset by reduced sales within the Company's HMS division. The increased sales by GP were the result of increased sales within all of GP's business groups, resulting primarily from the continued growth of GP's revenue generated from commercial clients. For the six months ended June 30, 1997, GP's commercial revenue grew by approximately 30% as compared to the comparable period in 1996. The increased sales by Five Star were the result of significant growth in sales to independent retail stores, primarily as a result of the expansion of Five Star's hardware lines.

Gross margin

    Consolidated gross margin of $9,193,000, or 15%, for the quarter ended June 30, 1997, increased by $1,449,000 when compared to the consolidated gross margin of $7,744,000, or 15%, for the quarter ended June 30, 1996. For the six months ended June 30, 1997, consolidated gross margin of $17,409,000 or 15% of consolidated sales increased by $2,573,000 when compared to $14,836,000 or 15% of consolidated sales earned in the six months ended June 30, 1996. The increased gross margin in 1997 was primarily the result of increased gross margins generated by GP and Five Star due to increased sales.

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS (Continued)

Selling, general and administrative expenses

    For the quarter and six months ended June 30, 1997, selling, general and administrative expenses (SG&A) of $8,153,000 and $15,564,000 were $884,000 and $1,384,000 higher than the $7,269,000 and $14,180,000 of SG&A expenses incurred during the quarter and six months ended June 30, 1996. The increase in SG&A for the quarter and six months ended June 30, 1997, was principally the result of increased selling expenses incurred by Five Star during 1997 as a result of increased sales, as well as increased business development costs incurred by GP to further encourage their significant revenue growth during 1997.

Investment and other income, net

    Investment and other income (loss), net of $645,000 and $1,418,000 for the quarter and six months ended June 30, 1997 increased by $864,000 and $392,000, respectively, as compared to $(219,000) and $1,026,000 for the corresponding periods of 1996. The increased investment and other income (loss), net for the quarter and six months ended June 30, 1997, was the result of increased consulting revenue earned by the Company's American Drug Company subsidiary during the periods, and the effect of a $563,000 loss recognized in the quarter and six months ended June 30, 1996, relating to the Company's share of a loss of an affiliate due to the buyback of certain marketing rights. The increases were partially offset by losses of $300,000 and $525,000 recognized for the quarter and six months ended June 30, 1997, on the Company's equity investments compared to income of $375,000 and $150,000 recognized for the corresponding periods in 1996.

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS (Continued)

Income tax expense

    For the quarter and six months ended June 30, 1997, the Company had an income tax benefit of $94,000 and $378,000, respectively, compared to $1,794,000 and $1,277,000 for the corresponding periods of 1996. The current income tax provision of $206,000 and $322,000 for the quarter and six months ended June 30, 1997, represents primarily state and local income taxes. The deferred income tax benefit of approximately $300,000 and $700,000 for the periods results from a reduction in the valuation allowance among other factors. The decrease in the valuation allowance in 1997 was attributable in part to the expected utilization of the Company's net operating loss carryforwards, and to the Company's expectation of generating sufficient taxable income that will allow for the realization of a portion of its deferred tax assets. The benefit recognized in 1996 is the result of the reduction of $2,386,000 in the valuation allowance for deferred tax assets due to management's assessment that it is more likely than not that the Company will realize the benefits of this amount of deferred tax assets, based upon unrealized gains on the Company's investments and other factors, offset by state and local taxes, as well as GP's Federal income tax expense. GP was not included in the Company's Federal income tax return in 1996, but effective January 24, 1997, GP will be included in the Company's consolidated Federal income tax return.

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

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                         LIQUIDITY AND CAPITAL RESOURCES


     At June 30, 1997, the Company had cash and cash equivalents totaling $11,351,000. SGLG, Inc. and American Drug Company had cash and cash equivalents of $159,000 at June 30, 1997. The minority interests of these two companies are owned by the general public, and therefore the assets of these subsidiaries have been dedicated to the operations of these companies and may not be readily available for the general corporate purposes of the parent.

The Company has sufficient cash, cash equivalents and marketable securities, marketable long-term investments and borrowing availability under existing and potential lines of credit as well as the ability to obtain additional funds from its operating subsidiaries in order to fund its working capital requirements. On June 30, 1997, the Company repaid in full its 12% Subordinated Debentures totaling $6,697,000. At June 30, 1997, 213,000 shares of Duratek stock valued at $2,024,000 were classified as marketable securities due to the Company's intention to sell the shares in 1997.

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                 QUALIFICATION RELATING TO FINANCIAL INFORMATION

                                  June 30, 1997


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

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  (b) At the Annual Meeting of Stockholders held on June 4, 1997, the following individuals were elected to serve as directors of the Company for a one-year term, with each individual nominee receiving the following votes from the Common Stock:


                  Director                     Votes For     Votes Withheld

                  Jerome I. Feldman            7,115,947         236,041
                  Martin M. Pollak             7,116,057         235,931
                  Scott N. Greenberg           7,119,871         232,116
                  Ogden R. Reid                7,118,862         233,125
                  Dr. Roald Hoffmann           7,119,931         232,056
                  Herbert R. Silverman         7,118,848         233,139
                  Sheldon L. Glashow           7,119,356         232,631
                  Bernard M. Kauderer          7,119,855         232,132
                  John C. McAuliffe            7,119,726         232,261
                  Gordon Smale                 7,119,817         232,170

                  and each received 625,000 votes for and none withheld from the Class B Capital Stock.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                  Exhibit  I. - Copy of Notice  and Proxy  Statement  for Annual
                  Meeting of Shareholders held June 4, 1997, filed with the Securities and Exchange Commission pursuant to Section 14 of the Securities and Exchange Act of 1934 and incorporated herein by reference.

                  (b)      Reports on Form 8-K

                  Form 8-K filed on July 17, 1997 reporting events under Items 5 and 7.

              NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES


                                  June 30, 1997


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                       NATIONAL PATENT DEVELOPMENT
                                       CORPORATION


DATE: August 14, 1997                  BY: Scott N. Greenberg
                                           Vice President and
                                           Chief Financial Officer


DATE: August 14, 1997                  BY: Jerome I. Feldman
                                           President and Chief
                                           Executive Officer