Form 10-Q
period 1997-09-30
NATIONAL PATENT DEVELOPMENT CORP
filed 1997-11-13
CIK 70415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended September 30, 1997

                                       or

 [ ]  Transition  Report  Pursuant  to  Section  13 or 15(d)  of the  Securities
Exchange  Act of  1934  For  the  transition  period  from       to
Commission  File Number:1-7234

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


                                    Yes X         No


Number of shares outstanding of each of issuer's classes of common stock as of November 13, 1997:

         Common Stock                              10,696,732 shares
         Class B Capital                               62,500 shares

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                      Page No.

Part I.  Financial Information


         Consolidated Condensed Balance Sheets -
           September 30, 1997 and December 31, 1996                      1

         Consolidated Condensed Statements of Operations-
           Three Months and Nine Months Ended September 30,
              1997 and 1996                                              3

         Consolidated Condensed Statements of Cash Flows -
           Nine Months Ended September 30, 1997 and 1996                 5

         Notes to Consolidated Condensed Financial
           Statements                                                    7

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          10

         Qualification Relating to Financial Information                15

Part II. Other Information                                              16

Signatures                                                              17

                          PART I. FINANCIAL INFORMATION

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (in thousands)

                                                  September 30,    December 31,
                                                     1997            1996
                 ASSETS                           (unaudited)         (a)

Current assets

Cash and cash equivalents                         $ 13,129          $ 22,677
Marketable securities                                1,697             3,250
Accounts and other receivables                      48,437            40,633
Inventories                                         22,960            23,193
Costs and estimated earnings in excess of
 billings on uncompleted contracts                   7,899             9,466
Prepaid expenses and other current assets            3,611             3,462
                                                  ---------         --------

Total current assets                                97,733           102,681
                                                  ---------         ---------

Investments and advances                            27,021            25,108
                                                  ---------         ---------

Property, plant and equipment, at cost              38,678            36,045
Less accumulated depreciation                      (29,134)          (26,767)
                                                  ---------         ---------
                                                     9,544             9,278
                                                  ---------         ---------

Intangible assets, net of amortization of
 $31,306 and $29,577                                55,969            34,476
                                                  --------          --------
Deferred tax asset                                   1,101               843
                                                  --------          --------

Other assets                                         3,550             3,641
                                                  --------          --------
                                                  $194,918          $176,027
                                                  ========          ========


(a) The Consolidated Condensed Balance Sheet as of December 31, 1996 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.

   See accompanying notes to the consolidated condensed financial statements.

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                 (in thousands)


                                               September 30,      December 31,
                                                  1997              1996
LIABILITIES AND STOCKHOLDERS' EQUITY           (unaudited)           (a)

Current liabilities:

Current maturities of long-term debt            $      366        $  9,309
Short-term borrowings                               27,877          20,281
Accounts payable and accrued expenses               28,031          22,879
Billings in excess of costs and estimated
 earnings on uncompleted contracts                   8,044           8,521
                                                   -------       ---------

Total current liabilities                           64,318          60,990
                                                   -------        --------

Long-term debt less current maturities               5,930          10,807
                                                  --------        --------

Minority interests and other                             2          10,201
                                                  --------       ---------

Stockholders' equity

Common stock                                           107              75
Class B capital stock                                    1               1
Capital in excess of par value                     158,280         131,388
Deficit                                            (38,158)        (40,759)
Net unrealized gain on
 available-for-sale securities                       5,290           3,324
Treasury stock, at cost                               (852)
                                                  ---------
Total stockholders' equity                         124,668          94,029
                                                  ---------      ----------
                                                  $194,918        $176,027
                                                  ========        ========

(a) The Consolidated Condensed Balance Sheet as of December 31, 1996 has been summarized from the Company's audited Consolidated Balance sheet as of that date.


   See accompanying notes to the consolidated condensed financial statements.

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES


                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                      (in thousands, except per share data)



                                                Three months                    Nine months
                                              ended September 30,             ended September 30,
                                              1997           1996               1997        1996

Sales                                     $  62,711        $   53,332         $178,061     $152,536
Costs of goods sold                          53,324            45,255          151,265      129,623
                                            -------          --------         --------     --------
Gross margin                                  9,387             8,077           26,796       22,913

Selling, general & administrative            (8,059)           (8,089)         (23,623)     (22,269)
                                           --------          --------        ---------     --------

Operating income                              1,328               (12)          3,173           644
                                           --------          --------        --------      --------

Interest                                       (982)           (1,123)          (3,157)      (3,142)

Investment and other income, net                785             1,132            2,203        2,658

Minority interests                                              (402)             25         (1,094)

Loss on investments                                                                          (4,000)

Gain (loss) on trading securities               820             1,842               (24)      1,842

Gain on issuance of stock by affiliates                                                       1,938

Gain on disposition of stock
 of a subsidiary and affiliate                                                               12,200
                                           ---------         --------     ------------      -------
Income before income taxes                    1,951             1,437            2,220       11,046

Income tax benefit (expense)                      3              (685)            381           592
                                           ---------         --------       ---------       -------

Net income                                 $  1,954          $    752          $ 2,601      $11,638
                                           =========         ========          =======      =======


            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

                      (in thousands, except per share data)



                             Three months                   Nine months
                          ended September 30,             ended September 30,
                          1997          1996              1997           1996



Net income per share     $ .18         $ .10             $ .25           $1.58
                         =====         =====             =====           =====
Dividends per share       none          none              none            none
                         =====         =====             =====           =====











 See accompanying notes to the consolidated condensed financial statements.

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (in thousands)


                                                              Nine months
                                                        ended September 30,
                                                       1997             1996
Cash flows from operations:

Net income                                           $  2,601      $   11,638
Adjustments to reconcile net income
 to net cash provided by (used for)
 operating activities:
 Depreciation and amortization                          4,096           3,919
 Gain on disposition of stock of an affiliate                         (12,200)
 Gain on issuance of stock by affiliates                               (1,938)
 Loss on investments                                                    4,000
 Deferred income taxes                                    (258)        (2,386)
 Unrealized loss (gain) on trading securities              24          (1,842)
 Change in other operating items                        (3,698)        (3,685)
                                                      --------        --------
 Net cash provided by (used for) operations             2,765          (2,494)
                                                     --------         --------

Cash flows from investing activities:

Proceeds from sale of stock of an affiliate             1,529          17,700
Additions to property, plant & equipment                (2,633)        (2,373)
Additions to intangible assets                          (5,132)        (2,706)
Reduction of investments and other assets, net            658           1,238
                                                     --------         -------
Net cash (used for) provided by investing activities $  (5,578)      $ 13,859
                                                     ---------        --------



   See accompanying notes to the consolidated condensed financial statements.

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

                                 (in thousands)


                                                            Nine months
                                                        ended September 30,
                                                        1997              1996
                                                        -----            ------
Cash flows from financing activities:

Proceeds from short-term borrowings                  $   1,121        $   5,247
Repayments of short-term borrowings                                      (1,750)
Proceeds from issuance of long-term debt                                  1,400
Reduction of long-term debt                             (7,072)          (3,545)
Exercise of common stock options and warrants               68                7
Repurchase of treasury stock                              (852)
Proceeds from issuance of common stock                                    2,553
                                                       --------         --------
Net cash (used for) provided by
 financing activities                                    (6,735)          3,912
                                                       --------         --------
Net increase (decrease) in cash and
 cash equivalents                                        (9,548)         15,277
Cash and cash equivalents at the
 beginning of the periods                                22,677           8,094
                                                       --------          -------
Cash and cash equivalents at the
 end of the periods                                   $  13,129         $ 23,371
                                                       ========         ========
Supplemental disclosures of cash
 flow information:
Cash paid during the periods for:
  Interest                                            $   3,711         $  3,449
                                                       ========         ========
  Income taxes                                        $     736         $    836
                                                      =========        =========

Supplemental schedule of non-cash transactions:
Issuance of common stock related to the
 acquisition of General Physics Corporation            $(25,228)
Additions to intangible assets                           15,154
Reduction of minority interest                           10,074

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

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)


1.       Inventories

         Inventories are valued at the lower of cost or market, principally using the first-in, first-out (FIFO) method. Inventories consisting of material, labor, and overhead are classified as follows (in thousands):

                              September 30,                      December 31,
                                  1997                             1996
Raw materials                   $    665                         $    793
Work in process                      301                              210
Finished goods                    21,994                           22,190
                                --------                         --------
                                $ 22,960                         $ 23,193
                                ========                         ========

2.       Long-term debt

         Long-term debt consists of the following (in thousands):

                               September 30,                      December 31,
                                   1997                              1996
8% Swiss bonds due 2000         $   2,026                          $ 2,189
5% Convertible bonds due 1999       1,825                            1,755
12% Subordinated debentures
 due to 1997                                                         6,732
Term loans with banks                                                6,722
7% Convertible note                 1,000                            1,000
Other                               1,445                            1,718
                                ---------                        ---------
                                    6,296                           20,116
Less current maturities               366                            9,309
                                ---------                        ---------
                                $   5,930                         $ 10,807
                                =========                         ========

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

3.       Revolving credit agreements

(a) On March 26, 1997, the Company and its wholly-owned subsidiaries, GP and MXL Industries, Inc. (MXL), entered into a three year secured $25,000,000 Revolving Credit Agreement, with a syndicate of three banks. The Agreement replaces the MXL Loan Agreement, the GP Revolving Credit Agreement and the Company's Term Loan Agreement. The Agreement bears interest at the prime rate or 1.75% over LIBOR. The borrowing formula is based upon eligible accounts receivable of GP and MXL, as well as various corporate assets. Under the Agreement, the full $25,000,000 of the Revolving Credit Agreement would be available to the Company and/or GP and/or MXL. At September 30,1997, the amount outstanding was approximately $10,441,000.

(b) On August 18, 1997, the Company's wholly-owned subsidiary, the Five Star Group, Inc. (Five Star) entered into a three year Loan Agreement with a syndicate of three banks. The Loan Agreement replaces the previous Five Star Loan Agreement. The Loan Agreement provides for a $22,000,000 revolving credit facility, which allows Five Star to borrow based upon a formula of up to 50% of eligible inventory and 80% of eligible accounts receivables, as defined. The Loan Agreement bears interest at the prime rate of interest plus .625% and at 2.25% over LIBOR for up to $11,000,000 of the loan. At September 30, 1997, there was $17,436,000 outstanding under the Loan Agreement, and an additional $1,238,000 was available to be borrowed.

4.       General Physics Corporation

         On January 24, 1997, the Company acquired the remaining 5,047,623 shares (48% of the outstanding shares) of GP that it did not already own, in exchange for .60 shares of National Patent common stock for each share of GP. The transaction has been accounted for as a purchase of minority interest. The Company issued an aggregate of 3,028,574 shares of its common stock, valued at $25,228,000 in the transaction. The value of the Company's common stock issued in this transaction has been reflected in Stockholders' equity as an increase to Common stock and Capital in excess of par value.

         GP provides engineering, environmental, training, analytical, and technical support services to commercial nuclear and fossil power utilities, the U.S. Departments of Defense and Energy, Fortune 500 companies, and other commercial and governmental customers.

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                                   (Unaudited)


5.       Treasury stock

         On May 9, 1997, the Company announced that its Board of Directors had authorized the purchase of up to approximately 7% or 750,000 shares of the Company's common stock. Through September 30, 1997, the Company purchased 103,000 shares of its common stock at a cost of $852,000.

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

    The Company realized income before income taxes of $1,951,000 and $2,220,000 for the quarter and nine months ended September 30, 1997, as compared with income of $1,437,000 and $11,046,000 for the corresponding periods of 1996. The change in the Company's results is due to several factors. In April 1996, the Company sold 1,000,000 shares of the Company's GTS Duratek, Inc. (Duratek) common stock, realizing proceeds of $17,700,000 and recognizing a gain of $12,200,000. This gain was partially offset by a $4,000,000 loss recognized on the Company's investments in American White Cross, Inc. (AWC), due to AWC filing for protection under Chapter 11 of the United States Bankruptcy Code in July 1996. For the quarter and nine months ended September 30, 1997, the Company recorded a $820,000 gain and a $(24,000) loss on trading securities, compared to an $1,842,000 gain recognized for the quarter and nine months ended September 30, 1996. In addition, in April 1996, Interferon Sciences, Inc. (ISI), which was then an equity accounted for affiliate, issued additional shares of common stock, which resulted in the Company recognizing a gain of $1,938,000. For the quarter and nine months ended September 30, 1997, the Company also earned Investment and other income, net of $785,000 and $2,203,000, respectively, compared to $1,132,000 and $2,658,000 for the corresponding periods of 1996.

    The Company had improved operating results for the quarter and nine months ended September 30, 1997, primarily due to significantly increased profits achieved by General Physics Corporation (GP) as well as improved operating results within the Five Star Group, Inc. (Five Star) and MXL Industries, Inc.
(MXL). The improved operating results were partially mitigated by reduced operating profits within the Company's Hydro Med Sciences division (HMS).

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS (Continued)

Sales

     For the quarter ended September 30, 1997, consolidated sales increased by $9,379,000 to $62,711,000 from the $53,332,000 recorded in the corresponding quarter of 1996. For the nine months ended September 30, 1997, consolidated sales increased by $25,525,000 to $178,061,000 from $152,536,000 recorded for the nine months ended September 30, 1996. The increased sales for the quarter and nine months ended September 30, 1997, were the result of increased sales achieved by GP, Five Star and MXL, partially offset by reduced sales within the Company's HMS division. The increased sales by GP were the result of increased sales within all of GP's business groups, resulting primarily from the continued growth of GP's revenue generated from commercial clients. For the nine months ended September 30, 1997, GP's commercial revenue grew by approximately 30% as compared to the comparable period in 1996. The increased sales by Five Star were the result of significant growth in sales to independent retail stores, primarily as a result of the expansion of Five Star's hardware lines.

Gross margin

    Consolidated gross margin of $9,387,000, or 15%, for the quarter ended September 30, 1997, increased by $1,310,000 when compared to the consolidated gross margin of $8,077,000, or 15%, for the quarter ended September 30, 1996. For the nine months ended September 30, 1997, consolidated gross margin of $26,796,000 or 15% of consolidated sales increased by $3,883,000 when compared to $22,913,000 or 15% of consolidated sales earned in the nine months ended September 30, 1996. These increases were principally the result of increased gross margin generated by Five Star and GP, as a result of increased sales.

Selling, general and administrative expenses

    For the quarter and nine months ended September 30, 1997, selling, general and administrative expenses (SG&A) of $8,059,000 and $23,623,000 were $30,000 lower and $1,354,000 higher than the $8,089,000 and $22,269,000 of SG&A expenses incurred during the quarter and nine months ended September 30, 1996. The increase in SG&A for the nine months ended September 30, 1997, was principally the result of increased selling expenses incurred by Five Star during 1997 as a result of increased sales, as well as both increased business development costs incurred by GP and cost incurred by GP related to its expansion into the enterprise wide software end user training market.

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS (Continued)

Investment and other income, net

         Investment and other income, net of $785,000 and $2,203,000 for the quarter and nine months ended September 30, 1997 decreased by $347,000 and $455,000, respectively, as compared to $1,132,000 and $2,658,000 for the corresponding periods of 1996. The reduced Investment and other income, net for the quarter and nine months ended September 30, 1997, was primarily the result of losses on equity investments of $100,000 and $625,000, respectively, compared to income on equity investments of $150,000 and $525,000 for the corresponding periods of 1996. The decrease for the nine months ended September 30, 1997 was partially offset by increased consulting revenue earned by the Company's American Drug Company subsidiary.

Income tax expense

    For the quarter and nine months ended September 30, 1997, the Company had an income tax benefit of $3,000 and $381,000, respectively, compared to an expense of $685,000 and a benefit of $592,000 for the corresponding periods of 1996. The deferred income tax benefit results from a reduction in the valuation allowance among other factors. The decrease in the valuation allowance in 1997 and 1996 was attributable to the expected utilization of the Company's net operating loss carryforwards, and to the Company's expectation of generating sufficient taxable income that will allow for the realization of a portion of its deferred tax assets. In 1997 this was offset by state and local taxes. In 1996 this was offset by state and local taxes as well as GP's Federal income tax expense. GP was not included in the Company's Federal income tax return in 1996, but effective January 24, 1997, GP will be included in the Company's consolidated Federal income tax return.

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

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                         LIQUIDITY AND CAPITAL RESOURCES



     At September 30, 1997, the Company had cash and cash equivalents totaling $13,129,000. SGLG, Inc. and American Drug Company had cash and cash equivalents of $542,000 at September 30, 1997. The minority interests of these two companies are owned by the general public, and therefore the assets of these subsidiaries have been dedicated to the operations of these companies and may not be readily available for the general corporate purposes of the parent.

The Company has sufficient cash, cash equivalents and marketable securities, marketable long-term investments and borrowing availability under existing and potential lines of credit as well as the ability to obtain additional funds from its operating subsidiaries in order to fund its working capital requirements. On September 30, 1997, the Company repaid in full its 12% Subordinated Debentures totaling $6,697,000. At September 30, 1997, 116,000 shares of Duratek stock valued at $1,697,000 were classified as marketable securities due to the Company's intention to sell the shares in 1997.

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                 QUALIFICATION RELATING TO FINANCIAL INFORMATION

                               September 30, 1997



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

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION



Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibit

                  1. Rights Agreement, dated as of June 23, 1997, between National Patent Development Corporation and Harris Trust Company of New York, as Rights Agent, which includes, as Exhibit A thereto, the Resolution of the Board of Directors with respect to Series A Junior Participating Preferred Stock, as Exhibit B thereto, the form of Rights Certificate and as Exhibit C thereto the form of Summary of Rights. Incorporated herein by reference to Exhibit 4.1 of the Registrant's Form 8-K filed on July 17, 1997.

         b.       Reports on Form 8-K

                  Form 8-K filed on July 17, 1997 reporting events under Items 5 and 7.

                  2. Amended and Restated Loan Agreement by and among Five Star Group, Inc., the Banks Signatory hereto and Fleet Bank, National Association as Administrative and Collateral Agent for such banks .

                  3. By-Laws of the Company as amended on June 23, 1997.

            NATIONAL PATENT DEVELOPMENT CORPORATION AND SUBSIDIARIES



                               September 30, 1997


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                                     NATIONAL PATENT DEVELOPMENT
                                                     CORPORATION


DATE: November 13, 1997                              BY: Jerome I. Feldman
                                                         President &
                                                         Chief Executive Officer


DATE: November 13, 1997                              BY: Scott N. Greenberg
                                                         Vice President &
                                                         Chief Financial Officer