Form 10-K
period 1997-12-31
GP STRATEGIES CORP
filed 1998-03-31
CIK 70415

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                          Commission File Number 1-7234
                            GP STRATEGIES CORPORATION
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

Title of Each Class                   Name of each exchange on which registered:
Common Stock, $.01 Par Value                   New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of March 2, 1998, the aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $.01 per share, held by non-affiliates
(assuming for this calculation only that all officers and directors are affiliates) was approximately $133,419,544 based on the closing price of the Common Stock on the American Stock Exchange on March 2, 1998. None of the Class B Capital Stock, par value $.01 per share, was held by non-affiliates.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the most recent practicable date.

Class Outstanding at March 2, 1998 Common Stock, par value $.01 per share 10,671,598 shares Class B Capital Stock, par value $.01 per share 62,500 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                                                 TABLE OF CONTENTS
                                                                           Page
PART I

         Item 1.   Business

         (a)        General Development of Business                         1
         (b)        Financial Information About
                        Industry Segments                                   1
         (c)        Narrative Description of Business                       1
         (d)        Financial Information About Foreign
                        and Domestic Operations and Export
                        Sales                                              17

         Item 2.   Properties                                              18

         Item 3.   Legal Proceedings                                       18

         Item 4.   Submission of Matters to a Vote of
                    Security Holders                                       18

PART II

         Item 5.   Market for the Registrant's Common
                    Equity and Related Stockholder Matters                 19

         Item 6.   Selected Financial Data                                 20

         Item 7.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          21

         Item 7A. Quantitative and Qualitative Disclosures About
                    Market Risk                                            29

         Item 8.   Financial Statements and Supplementary Data             30

         Item 9.   Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure                 74

PART III

         Item 10.  Directors and Executive Officers of the Registrant      74

         Item 11.  Executive Compensation                                  74

         Item 12.  Security Ownership of Certain
                    Beneficial Owners and Management                       74
         Item 13.  Certain Relationships and Related Transactions          74

PART IV

         Item 14.  Exhibits, Financial Statement Schedules,
                    and Reports on Form 8-K                                75

                                     PART I

ITEM 1.  BUSINESS

(a)  General Development of Business

         GP Strategies Corporation (formerly National Patent Development Corporation), incorporated in Delaware in 1959, is a New York Stock Exchange listed company with established operating businesses and investments in several publicly traded companies. The Company's operations consist of three operating business segments:
Physical Science, Distribution and Optical Plastics.

         The Company has taken significant steps in the past year to transform itself from a holding company into an operating company focusing on providing training, technical and educational services through its wholly owned operating subsidiary General Physics Corporation ("General Physics"). In addition to the Company's General Physics operating subsidiary, the Company's two other operating subsidiaries consist of Five Star Group, Inc., a wholesale distributor of home decorating, hardware and finishing products and MXL Industries, Inc., which manufactures and distributes coated and molded plastic products.

         The Company's recent name change on March 5, 1998 is consistent with the Company's strategy of attempting to increase sales and profitability within the commercial training group of General Physics through internal growth and acquisitions.

(b)  Financial Information About Industry Segments

         Certain financial information about business segments (classes of similar products or services) is included in Note 16 of Notes to Consolidated Financial Statements.

(c)  Narrative Description of Business

PHYSICAL SCIENCE GROUP

GENERAL PHYSICS CORPORATION

Organization and Operations

         General Physics, with approximately 1500 employees in 40 offices primarily located in the United States, provides performance improvement services to Fortune 500 companies in the manufacturing and process industries, electric power utilities, and other commercial and governmental customers.

         General Physics believes it is a global leader in performance improvement, with over three decades of experience in providing systematic training to optimize work force performance. Since 1966, General Physics has provided clients with the products and services they need to successfully integrate their people, processes and technology - the elements most critical to the successful realization of any organization's goal.

         General  Physics'  services  are  very  broad  and  include  customized curriculum, instruction and development in operating new equipment and facilities efficiently and safely, properly maintaining existing equipment, and instruction in engineering, math, English, leadership training and team building. At manufacturing and process facilities, multinational corporations, power plants, military installations and government research centers in the U.S. and abroad, General Physics provides training, engineering, and technical services designed to assist work forces in meeting operational challenges, cost management objectives and performance goals.

         General Physics has three operating business units that serve diverse customers. These units are Workforce Development and Training, Applied Technology, and Facility and Process Technology. These units provide in-depth industry knowledge with expertise in training and customized curriculum design and development as well as on-site and interactive employee instruction. The Workforce Development and Training Group focuses on training for Fortune 500 and other commercial customers in the industrial and manufacturing sectors. The Applied Technology Group focuses on the development of new technologies to meet the training, management and operational challenges to commercial and governmental clients. The Facility and Process Technology Group provides engineering and technical support services to industrial companies, power plant owners, including electric utilities, governmental clients as well as clients in the aerospace industry.

         General Physics was incorporated in 1966 to provide technical consulting services in the field of nuclear science and engineering services to nuclear power companies and government agencies. General Physics expanded its operations in the late 1960's to provide, among other things, training and technical support services to the commercial nuclear power industry. General Physics expanded its markets even further in the late 1980's to provide training and technical support services to United States Government nuclear weapons production and waste processing facilities, and environmental services to governmental and commercial clients.

         In 1994, General Physics further expanded it range of capabilities, as well as its governmental clients, by acquiring the design engineering, seismic engineering, systems engineering, materials management and safety analysis businesses of Cygna Energy Services, and by acquiring the management and technical training and engineering consulting businesses of GPS Technologies, Inc.

         On January 23, 1997, stockholders of each of the Company and General Physics voted to approve the merger of a wholly-owned subsidiary of the Company with General Physics pursuant to which General Physics became a wholly-owned subsidiary of the Company (the "Merger"). The Merger was completed on January 24, 1997. Under the terms of the Merger Agreement, holders of General Physics Common Stock received .60 shares of the Company's Common Stock for each share of General Physics common stock. The Company issued an aggregate of 3,028,574 shares of its Common Stock valued at $25,228,000 in the transaction.

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

         In March 1997, General Physics was awarded a contract by Westinghouse Savannah River Company ("WSRC") to provide environmental restoration services at the DOE's Savannah River Site. The contract is one of three awarded to successful contractors who will competitively bid for work to be awarded in the future under separate delivery orders. General Physics assists WSRC in developing and implementing environmental studies, programs and projects that address the Resource Conservation and Recovery Act (RCRA) and Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) needs at the Savannah River Site. The total value of all tasks to be awarded to the three contractors over the five-year term of the contract is approximately $60 million at the rate of approximately $12 million per year. However, the actual value of the contract to General Physics will depend upon the value of individual delivery orders awarded to General Physics. During 1997, General Physics was awarded delivery orders totaling approximately $600,000 under the contract.

         In mid-1997, General Physics launched an "enterprise resource planning" initiative to provide change management, documentation, end-user training and maintenance engineering support related to Enterprise-Wide Software Applications, such as those sold by the Baan Company, SAP and Oracle Corp. General Physics is a Baan Education Alliance Program member.

         In July 1997, General Physics entered into a multi-year training services agreement with a wholly-owned subsidiary of Fluor Daniel, Facility and Plant Services, Inc., under which General Physics will develop and implement the technical training component of comprehensive workforce preparation solutions designed by Facility and Plant Services. Under the Agreement, General Physics will be the exclusive provider of technical training solutions to Facility and Plant Services' customers. The value of tasks awarded to General Physics in 1997 under the Agreement was approximately $6 million.

         During 1997, General Physics formed an alliance with Primedia (formerly Westcott Communications) to develop and deliver workplace training via satellite broadcasts to subscribers. The Primedia venture, called Workplace Training Network ("WTN"), began broadcasts in January 1998.

         Effective January 1, 1998, General Physics acquired substantially all of the assets and operations of United Training Services, Inc. ("UTS"). UTS provides training and consulting services to the U.S. automotive industry and to other commercial customers, including Ford Motor Company, Chrysler Corporation, IBM Corporation and MBNA.

         General Physics' performance is significantly affected by the timing of performance on contracts. Results of operations are not seasonal, since contracts are performed throughout the year.

         While  General  Physics  continues  to  provide  services  to the  U.S.
Government and the commercial nuclear power industry, it has focused its marketing resources on expanding management and technical training services to manufacturing and process industries, and specialized engineering services to federal agencies and process industries. Since 1995, General Physics has experienced growth in these areas and anticipates future growth to come from these areas.

Customers

         General Physics currently provides services to more than 525 customers. Significant customers include major automotive manufacturers, commercial nuclear utilities, the Department of the Navy, the Department of the Air Force, the Department of the Army, major defense and DOE contractors, and other large, multinational companies. Revenue from the United States Government accounted for approximately 43% of General Physics' revenue for the year ended December 31, 1997. However, such revenue was derived from many separate contracts and subcontracts with a variety of Government agencies and contractors that are regarded by General Physics as separate customers. In 1997, except for General Motors Corporation, which accounted for approximately 14% of General Physics revenue, no other customer accounted for more than 10% of General Physics' revenue.

Workforce Development and Training Group

         The Workforce Development and Training Group focuses on training and human performance improvement needs of Fortune 500 and other commercial companies. The Workforce Development and Training Group provides workforce training and other related services to customers in the industrial and manufacturing market sectors. This Group analyzes the human, organizational and technical issues confronting its customers and recommends programs to improve performance.

Fortune 500 and Other Commercial Customers

         Fortune 500 and other commercial customers represent a wide range of industries with diverse technical and geographic needs. These industries include automotive, utility, forest products, steel, food and beverage, oil and gas, pharmaceutical and others.

         General Physics anticipates that the need for its services with Fortune 500 and other commercial customers will continue to grow. However, there can be no assurance that such need will continue to grow or that such companies will select General Physics over its competitors to provide such services.

Automotive Services

         General Physics is a full-service training provider for the automotive industry. Since 1987, General Physics has participated in a strategic business partnership with the General Motors ("GM") Corporate Organization and Employee Development Staff, which is now a part of General Motors University. Each year several thousand GM employees attend courses conducted by General Physics. Additionally, training and consulting services are provided on a project basis to many divisions of GM, including GM Overseas operations in China, Europe, Southeast Asia, South America and Central America. General Physics also provides training and consulting services to Chrysler Corporation and Ford Motor Company as well as many of the automotive supplier companies.

Industrial Training Services

         General Physics develops and provides customized training programs to the metals, forest products, food and beverage, and petrochemical industries. These services focus on continuous improvement in the maintenance and operations aspects of plants and facilities. General Physics supports several customers by providing complete process line or facility start-up services. Customers include Georgia Pacific Corp., Anheuser-Busch, Inc., Mobil Oil Company, USX Corporation and Aramco Services Company.

Manufacturing Services

         General Physics offers training and technical services to manufacturing concerns. General Physics frequently supports the introduction of new work practices associated with lean manufacturing, self-directed work teams and engineering. General Physics' combination of technical skills and work practices training helps meet the needs of a diverse customer base, including Ford Electronics, Inland Steel, USX Corporation and Bell and Howell - Postal Systems, Inc.

Energy Services

         General Physics furnishes a wide variety of training, engineering, technical and management support services to the commercial nuclear power industry, specializing in services which improve plant operation and maintenance and ultimately increase plant availability. General Physics has provided services at one time or another to virtually all of the commercial nuclear power plants in the United States. Services provided include development of training programs and materials; conduct of training, development and upgrade of operations and maintenance procedures; development and implementation of preventative maintenance programs; plant configuration management; training simulator maintenance and modification; staff augmentation; and computer based training (CBT) development and implementation. Major customers include General Electric Company, Public Service Electric & Gas Company, Entergy Operations, Inc. and Commonwealth Edison Company.

         General Physics also provides services designed to improve the operations of conventional utility power plants, gas turbine combined cycle and cogeneration plants, waste-to-energy plants, and industrial facilities. These services include plant operations and maintenance documentation, simulator training programs, computer based training (CBT) development and implementation, plant startup engineering, maintenance management systems, and plant operations and maintenance training. Major customers include Entergy Operations, Inc., Cogentrix and Metropolitan Washington Airport Authority.

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

Enterprise Solutions

         General Physics' Enterprise Solutions team provides Enterprise Resource Planning in the form of change management, documentation, end-user training and maintenance engineering support related to Enterprise Wide Software Applications. The Enterprise Solutions team includes support for products developed by the Baan Company, Oracle Corp. and SAP. General Physics is a Baan Education Alliance Program member.

Facility and Process Technology Group

         General Physics' Facility and Process Technology Group provides engineering and technical support services to clients to help them cost-effectively realize their goals, whether involving new designs, modification of existing facilities and systems, regulatory compliance, or improved operations and maintenance. The Facility and Process Technology Group brings experience, knowledge, skill and judgment to the U.S. Government, aerospace research and test facilities, numerous utilities, and the process industry.

         The Facility and Process Technology Group's commercial customers include clients on the Fortune 500 directory of industrial companies; power plants owners, including electric utilities (nuclear and fossil fuel); and independent power producers. Governmental clients include NASA, DOE, Department of Transportation, Air Force, Army and Navy research, development, test and evaluation laboratories and centers.

         Specializing in technologies, processes, and equipment which are critical to these markets, the Facility and Process Technology Group's services are designed to provide customers with improved performance as well as regulatory compliance by increasing efficiency, reliability, and availability of plants and facilities. Service offerings range from computer aided design to construction management to environmental engineering to an online monitoring system that continuously checks the efficiency of operations.

         General Physics' Facility and Process Technology Group, with over 20 years of applied engineering and management experience in helping clients increase efficiency and reduce risk, is consistently recognized for exceptional performance. General Physics' clients call upon the Facility and Process Technology Group to address their global competitive challenge, especially when that challenge requires significant capital investment in plants and facilities, and presents a potential risk to the workforce and the environment.

Process Industry Services

         General Physics has expanded its services to the process industry which includes pharmaceutical, chemical, and petrochemical clients. Contract work includes regulatory compliance, process equipment, and performance and maintenance engineering. This work complements technical training and other related services provided by General Physics. Many clients request confidentiality, however others include Lyondell-Citgo, PPG, BFGoodrich, Witco, Pharmacia-Upjohn, and Merck, Inc.

Energy Services

         General Physics continues to support the electric power generation business with systems engineering, regulatory support, performance engineering, and plant technical services. Assistance to nuclear utilities with licensing and related support was expanded through General Physics' alliance with GE Power Systems Group. General Physics' performance engineering services have enabled electric power generation clients to reduce operational costs, important for the deregulation ongoing in this industry. A major client is Entergy Operations, Inc., where General Physics has provided software and engineering support for plant efficiency improvement.

Aerospace Facilities

         An outgrowth of General Physics' services to NASA and the Air Force has been work in support of commercial aerospace vehicle development and test facilities. General Physics provides design, analysis, inspection and test services for systems and equipment used for rocket engine development and testing. Major customers include Rocketdyne, now a part of Boeing, and Aerojet Corporation. These and other companies are looking to capture an expected growth market for space launches.

U.S. Government Services

         General Physics supports major government research, development, and test centers across the country with facility design and modification, engineering and inspection, environmental services, and systems engineering. Larger contracts include environmental services for U.S. Army, Aberdeen Proving Ground; technical support services, such as new rocket propulsion facility and system design, and program support for USAF, Research Laboratory; engineering and inspection of wind tunnels and pressure systems at USAF Arnold Engineering Development Center and NASA's Lewis Research Center; engineering design, technical documentation development, and environmental services for the DOE, Savannah River Site; and systems engineering and computer science for new combat systems for The Johns Hopkins University, Applied Physics Laboratory.

Applied Technology Group

         The Applied Technology Group includes General Physics Federal Systems, Inc., a wholly-owned subsidiary of General Physics. The Applied Technology Group provides services in three defined market sectors: DOD, Other Government and Information Technology ("IT"). The DOD market sector represents nearly 80% of this Group's operating revenues, while the Other Government and IT sectors are approximately equally represented in the remaining 20% of operating revenues.

         General Physics provides a wide range of services to its government clients. These services fall into four "core competencies": training material development and delivery using the Instructional System Development (ISD) model, configuration management and the full range of Integrated Logistics Support
(ILS) disciplines, Information Technology services, and multimedia development. Within each of these four areas, the Group has met rigorous qualification and certification requirements mandated by government agencies.

         Major Naval command customers include NAVSEA, Naval Undersea Warfare Center, and Naval Surface Warfare Center. Additionally, this Group provides services to other agencies of the Federal Government, including the Department of the Army, Department of Energy, Defense Finance Accounting Service ("DFAS"), Department of Treasury, and Department of Justice.

Applied Technology and Undersea Warfare

         General Physics provides engineering services to United States Navy-related activities, particularly the Naval Undersea Warfare Center, which is headquartered in Newport, Rhode Island, with detachments throughout the United States. General Physics has considerable computerized Information Systems Management expertise and is noted for its Bar Coded Inventory Management, Local Area Network and Wide Area Network design and administration capabilities and the development of Electronic Interactive technical manuals.

Systems Command Services

         General Physics specializes in providing program and financial management services for Department of Defense ("DOD") commands in support of major weapon systems acquisitions, including providing the United States Navy with training/trainer products and services, including Submarine Operational Readiness Assessment and Training. General Physics also maintains full-service broadcast quality video production and computer-generated animation facilities and has developed more than 500 instructional hours of computer-based training, linear videotape and interactive video disc/CDROM productions.

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

Contracts

         General Physics is currently performing under approximately 1020 contracts, providing charges on a time-and-materials, a fixed-price or a cost reimbursable basis. General Physics' subcontracts with the United States
Government have predominantly been cost reimbursable contracts and fixed-price contracts. General Physics is required to comply with the Federal Acquisition Regulations and the Government Cost Accounting Standards with respect to services provided to the United States Government and agencies thereof. These Regulations and Standards govern the procurement of goods and services by the United States Government and the nature of costs that can be charged with respect to such goods and services. All such contracts are subject to audit by a designated government audit agency, which in most cases is the Defense Contract Audit Agency (the "DCAA"). The DCAA has audited General Physics' contracts through 1995 without any material disallowances.

         The following table illustrates the percentage of total revenue of General Physics attributable to each type of contract for the year ended December 31, 1997:

                                  Year ended December 31, 1997

Time and                                              37%
Materials.........................
Fixed-Price.......................
                                                      42
Cost
Reimbursable......................                    21

        Total                                       100%
                                                    ====
Revenue...........................

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

Competition

         The principal competitive factors in General Physics' markets are the experience and capability of technical personnel, performance, reputation and price. Services such as those provided by General Physics' Workforce Development and Training Group and by its Facility and Process Technology Group are performed by many of the customers themselves, architectural and engineering firms that have expanded their range of services beyond design and construction activities, major suppliers of equipment and independent service companies such as General Physics. A significant factor determining the business available to General Physics and its competitors is the ability of customers to use their own personnel to perform services provided by General Physics and its competitors. Competition has increased as architectural and engineering firms have devoted additional efforts to these areas as their work in other areas has diminished. Another factor affecting the competitive environment is the existence of small, specialty companies located at or near particular customer facilities and dedicated solely to servicing the technical needs of those particular facilities.

         Competition in the industries served by the Applied Technology Group is strong and comes from large defense contractors and other service corporations, many of which have significantly greater resources than General Physics, as well as from small and disadvantaged businesses, which receive certain preferential treatment in the awarding of government contracts.

         Competition in the environmental services industry is intense and comes from large corporations, such as architect-engineering firms, that have expanded their businesses to include environmental services, specialized service firms that work exclusively in the environmental arena and professional service firms such as General Physics.

Personnel

         General Physics' principal resource is its technical personnel. General Physics' future success will depend to a significant degree upon its continued ability to hire, train, integrate into its operations and retain professionals. General Physics competes for new professionals with clients, as well as with its other competitors. In the United States, competition for qualified personnel has intensified. As of March 1, 1998, General Physics employed approximately 1,500 persons. Many of General Physics' employees perform multiple functions depending upon changes in the mix of demand for the services provided by General Physics.

         General Physics' personnel have backgrounds in mechanical, electrical, chemical, civil, nuclear and human factors engineering; in technical education and training; in power plant design, operation and maintenance; in United States Navy weapons systems design, operation and maintenance; in instructional technology and computer-based training; in enterprise-wide resource planning software training; and in toxicology, industrial hygiene, health physics, chemistry, microbiology, ecology and mathematical modeling.

         The United States Navy, the United States Army, the DOE and various other United States Government agencies generally require that contractor employees have appropriate security clearances. Thus, recruiting and retaining employees having appropriate security clearance to work at government facilities is important to the continued growth of General Physics.

         None of General Physics' employees is represented by a labor union. General Physics generally has not entered into employment agreements with its employees, but has entered into employment agreements with certain officers and other employees. General Physics believes its relations with its employees are good.

Marketing

         General Physics has more than fifty employees dedicated solely to marketing efforts through Corporate Sales and Market Sector development programs. Corporate level marketing is directed at long-term strategic business development with specific customers and with international business. General Physics markets its services to existing customers primarily through its technical personnel, using senior management to aid in the planning of marketing strategies and evaluating current and long-term marketing opportunities and business directions. General Physics has 40 offices and 57 sites, located in 30 states and offices in Kuala Lumpur, Beijing, Mexico City and London, from which it markets its services. Courses and workshops given by General Physics personnel to the public from time to time serve an important marketing function. General Physics also sends a variety of sales literature to current and prospective clients whose names are maintained in a computerized database which is updated periodically.

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

         General Physics maintains a site on the World Wide Web located at http://www.genphysics.com/.

Backlog

         The following table sets forth the appropriate amounts of General Physics' backlog for services under signed contracts and subcontracts as of December 31, 1997, with information for each of General Physics' three business groups:

                                                 Year ended December 31, 1997
                                                              (in thousands)

Workforce Development and Training Group.........                  $47,736
Facility and Process Technology Group............                   18,747
Applied Technology Group.........................                   16,291
                                                                   --------

        Total                                                      $82,774
                                                                   =======
Backlog..........................................

General Physics anticipates that most of its backlog as of December 31, 1997 will be recognized as revenue during fiscal year 1998; however, the rate at which services are performed under certain contracts, and thus the rate at which backlog will be recognized, is at the discretion of the client, and most contracts are, as mentioned above, subject to termination by the client upon written notice.

Insurance

         By providing services to the commercial electric power industry and to the United States Armed Forces, General Physics is engaged in industries in which there are substantial risks of potential liability. As of January 1, 1996, General Physics' insurance was combined with GP Strategies Corporation's insurance in a consolidated insurance program (including general liability coverage). However, certain liabilities associated with General Physics' business are not covered by these insurance policies. In addition, such liabilities may not be covered by Federal legislation providing a liability protection system for licensees of the Nuclear Regulatory Commission (typically utilities) for certain damages caused by nuclear incidents, since General Physics is not such a licensee. Finally, few of General Physics' contracts with clients contain a waiver or limitation of liability. Thus, to the extent a risk is neither insured nor indemnified against nor limited by an enforceable waiver or limitation of liability, General Physics could be materially adversely affected by a nuclear incident. Certain other environmental risks, such as liability under the Comprehensive Environmental Response, Compensation and Liability Act, as amended (Superfund), also may not be covered by General Physics' insurance.

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

Properties

         General Physics' principal executive offices are located at 6700 Alexander Bell Drive, Suite 400, Columbia, Maryland 21046, and its telephone number is (410) 290-2300. General Physics leases approximately 32,470 square feet of an office building at that address, and approximately 220,000 square feet of office space at various other locations throughout the United States, and in China, Great Britain, Mexico and Malaysia. General Physics believes that its facilities are adequate to carry on its business as currently conducted.

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

         Five Star believes it is a leading distributor in the U.S. of paint sundry items, interior and exterior stains, brushes, rollers, caulking compounds and hardware products and offers products from leading manufacturers such as Cabot, Dap, 3-M, Stanley, Kwikset, Minwax and Rustoleum. Five Star distributes its products to retail dealers which include lumber yards, "do-it-yourself" centers, hardware stores and paint suppliers principally in the northeast region. It carries an extensive inventory of the products it distributes and provides delivery, generally, within 24 to 72 hours from the placement of an order.

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

         The largest customer accounted for approximately 9% of Five Star's sales in 1997 and its 10 largest customers accounted for approximately 17% of such sales. No other customer accounted for in excess of 10% of Five Star's sales in 1997. All such customers are unaffiliated companies and neither Five Star nor the Company has a long-term contractual relationship with any of them.

         Competition within the industry is intense. There are much larger national companies commonly associated with national franchises such as Ace and True Serv as well as smaller regional distributors, all of whom offer similar products and services. Additionally, in some instances manufacturers will bypass the distributor and choose to sell and ship their products directly to the retail outlet. The principal means of competition for Five Star are its strategically placed distribution centers and its extensive inventory of quality name brand products. Five Star will continue to focus its efforts on supplying its products to its customers at a competitive price and on a timely, and consistent basis. In the future, Five Star will attempt to acquire complementary distributors and to expand the distribution of its line of private-label products sold under the "Five Star" name.

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

         MXL is dependent upon one client which accounts for approximately 35% of MXL's total sales and MXL's 10 largest customers accounted for approximately 72% of its total sales.

         MXL's sales and marketing effort concentrates on industry trade shows. In addition, the Company employs one marketing and sales executive and one sales engineer. In the future, MXL will attempt to acquire complementary businesses.

HYDRO MED SCIENCES

         Hydro Med Sciences ("HMS"), a division of the Company, is a drug delivery company focused on the development of proprietary, implantable, controlled release drug delivery products based upon its unique group of Hydron polymer biomaterials. HMS's lead product in development is a patented, subcutaneous retrievable hydrogel reservoir drug delivery device (the "Hydrogel Implant") designed to allow reliable, sustained release of a broad spectrum of therapeutic compounds continuously, at a constant, predetermined rate over at least a 12-month period. HMS is presently compiling data from clinical studies for this drug delivery system for the treatment of prostate cancer. The lead application of the Hydrogel Implant delivers the luteinizing hormone releasing hormone analog, histrelin, for the treatment of prostate cancer for a 12-month period. HMS's sales currently comprise less than 1% of the Company's revenues.

THE COMPANY'S INVESTMENTS

         The Company has investments in the stock of certain publicly traded companies described below.

GTS Duratek, Inc.

         GTS Duratek, Inc. ("Duratek") is an environmental technology and services firm that uses its proprietary vitrification processes to convert radioactive and hazardous waste into glass for long-term storage and disposal. As of December 31, 1997, the Company owned approximately 12% of the outstanding shares of Common Stock of Duratek.

Interferon Sciences, Inc.

         Interferon Sciences, Inc. ("ISI") is a biopharmaceutical company engaged in the manufacture and sale of pharmaceutical products based on its highly purified, natural source multispecies alpha interferon. ISI's ALFERON(R) N Injection (Interferon Alfa-n3) product has been approved by the United States Food and Drug Administration for the treatment of certain types of genital warts and is being studied for potential use in the treatment of HIV and hepatitis C. As of December 31, 1997, the Company owned approximately 12% of the outstanding shares of common stock of ISI.

GSE Systems, Inc.

         GSE Systems, Inc. ("GSE") is a global provider of integrated enterprise software and information solutions to the energy, process and manufacturing industries. As of December 31, 1997, the Company controlled approximately 22% of the outstanding shares of common stock of GSE.

American Drug Company

         American Drug Company ("ADC") was organized in 1993 to initiate marketing activities for American generic pharmaceutical and medical products in Russia and the Commonwealth of Independent States ("CIS"). In 1997, ADC made the decision to concentrate on the sale of medical equipment and consulting services to Western companies doing business in Russia and Eastern Europe from offices in Prague and Moscow. As of December 31, 1997 the Company owned 54% of the outstanding shares of ADC.

Employees

         At December 31, 1997, the Company and its subsidiaries employed 1,863 persons, including 19 in the Company's headquarters, 1,468 in the Physical Science Group, 273 in the Distribution Group, (116 of which are union employees) and 76 in the Optical Plastics Group. Of these, 5 persons were engaged in research and development. The Company considers its employee relations to be satisfactory.

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

         The Company leases approximately 10,000 square feet of space for its New York City principal executive offices. The Company's Physical Sciences Group leases approximately 32,470 square feet of an office building in Columbia, Maryland and approximately 226,900 square feet of office space at various other locations throughout the United States and China, Great Britain, Mexico and Malaysia.

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

ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to any legal proceedings the outcome of which are believed by management to have a reasonable likelihood of having any material adverse effect upon the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

         The Company's Common Stock, $.01 par value, was traded on the American Stock Exchange, Inc. ("AMEX") and the Pacific Stock Exchange, Inc. ("Pacific") until March 27, 1998. On March 27, 1998 the Company's Common Stock commenced trading on the New York Stock Exchange. The following tables present its high and low market prices for the last two years. During the periods presented below, the Company has not paid any dividends.

                      Quarter                    High                       Low

1997                  First                       9.00                     6.00
                      Second                      8.44                     5.50
                      Third                      13.00                     7.75
                      Fourth                     15.50                    11.75

1996                  First                       9.875                    8.125
                      Second                     11.625                    8.375
                      Third                      10.125                    8.125
                      Fourth                      9.125                    7.063

         The number of shareholders of record of the Common Stock as of March 2, 1998 was 3,354. On March 2, 1998, the closing price of the Common Stock on the American Stock Exchange was $12.875.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

Item 6.  Selected Financial Data

Operating Data                                                                 (in thousands, except per share data)
Years ended December 31,                                                   1997       1996       1995         1994          1993
--------------------------------------------------------------------------------------------------------------------------------
Sales                                                                  $234,801   $203,800   $185,025     $204,774      $185,846
Gross margin                                                             35,229     30,242     28,322       32,559        26,974
Interest expense                                                          4,075      4,358      5,019        6,458         8,199
Income (loss) before discontinued operation and extraordinary items       3,423     11,380      4,032      (11,397)       (6,849)
Net income (loss)                                                         3,423     11,380      1,012      (13,971)       (5,977)
--------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share before discontinued
 operation and extraordinary items:
Basic                                                                      $.33      $1.55       $.60      $(2.10)       $(1.60)
Diluted                                                                     .31       1.54        .60       (2.10)        (1.60)
Earnings (loss) per share:
Basic                                                                       .33       1.55        .15       (2.57)        (1.40)
Diluted                                                                     .31       1.54        .15       (2.57)        (1.40)
Cash dividends declared per share
Balance Sheet Data
Years ended December 31,                                                   1997       1996       1995         1994          1993
Cash, cash equivalents, restricted cash and marketable securities      $ 13,725    $25,927    $11,657      $10,075       $10,976
Short-term borrowings                                                    23,945     20,281     18,043       31,060        21,390
Working capital                                                          34,797     41,691     32,949       25,823        33,224
Total assets                                                            190,612    176,027    151,720      175,546       166,057
Long-term debt                                                            6,588     20,116     23,932       31,213        40,858
Stockholders' equity                                                    126,583     94,029     70,998       65,165        67,438

Notes: (a) General Physics Corporation's (General Physics) results of operations were consolidated with the results of the Company from September 1, 1994 through
December 31, 1997. The balance sheets of General Physics have been  consolidated with the  Company at  December  31,  1997,  1996,  1995 and 1994.  For all other periods  General  Physics'  financial  data has been accounted for on the equity basis.
(b) Interferon  Sciences,  Inc.'s (ISI) results of operations were  consolidated with the results of the Company  from January 1, 1993  through  September  1993.
ISI's  financial  data has been  accounted  for on the equity basis from October
1993 through June 1996. From July 1996,  ISI's financial data has been accounted
for   as   a   combination   of   long-term   investments   and   as   long-term
available-for-sale  equity securities.
c) GTS Duratek, Inc., (Duratek) results of operations were consolidated with the results of the Company  from January 1, 1993  through  December  31,  1994.  The balance  sheets of Duratek  were  consolidated  with the Company at December 31,
1994 and 1993.  At December 31, 1995,  for the year then ended and through March
31, 1996,  Duratek's  financial data has been accounted for on the equity basis.
At December 31, 1997 and 1996,  and since April 1996,  the Company has accounted for  its  investment  as  a  combination  of  marketable  securities,  long-term investments and as long-term available-for-sale equity securities.

                   See Management's discussion and analysis of financial condition and results operations for further details.






Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS:


RESULTS OF OPERATIONS

Overview


During 1997, the Company  completed a major step in its  transformation  into an operating  company  through the  purchase in January  1997 of the 48% of General
Physics Corporation (General Physics) that it did not previously own (see Note 2 to the  consolidated  financial  statements).  General  Physics,  with over 1500 employees  located in 40 offices  worldwide,  provides  training and performance improvement  services  to  Fortune  500  companies,  manufacturing  and  process industries,  electric power  utilities,  and other  commercial and  governmental customers.  On March 5, 1998, the Company  changed its name from National Patent
Development Corporation to GP Strategies  Corporation.  The name change reflects the Company's plan to focus its efforts on General Physics and to concentrate on
strategically   growing  General   Physics'   business  both   domestically  and
internationally.  In 1997, General Physics experienced  significant increases in sales and operating  profit,  fueled  primarily by the continued growth of their commercial business.

In 1997, income before income taxes, discontinued operation and extraordinary item was $2,730,000, as compared to $11,244,000 in 1996. The reduced income in 1997 is due to certain non recurring events in 1996, partially mitigated by increased operating profits generated by all three operating Groups of the Company. In 1996 the Company recognized a $12,200,000 gain on the sale of 1,000,000 shares of GTS Duratek, Inc. (Duratek) common stock, a $3,314,000 gain on the transfer of 250,000 shares of Duratek common stock from long-term investments to trading securities and a $2,168,000 gain recognized on the issuance of stock by affiliates. These gains in 1996 were partially offset by a $4,000,000 loss recognized on the Company's investment in American White Cross, Inc. (AWC). In 1997, the Company recognized a $689,000 net gain on trading securities related to Duratek. The gain is the result of an $828,000 gain on the transfer from long-term investments to trading securities, partially offset by a $139,000 loss on the sale of Duratek common stock.

The Physical  Science  Group,  which is primarily  General  Physics,  achieved a
$3,099,000 increase in operating profits or 48% in 1997 as a result of increased sales and gross margin, and the ability of General Physics to maintain their general and administrative expenses at the same level, even though sales increased by 20%. The Distribution Group, which is the Five Star Group, Inc.
(Five Star), the Company's distributor of home decorating, hardware and finishing products, had a $463,000 increase in operating profits. The increase was due to increased sales and the related gross margin, as well as increased marketing income earned, partially offset by increased selling, general and administrative expenses. The Optical Plastics Group, which is MXL Industries,
Inc. (MXL), the Company's injection molding and coating subsidiary, had an increase in operating profits of $379,000 due to increased sales. The increased operating profits achieved by all the Company's operating subsidiaries were partially mitigated by reduced Investment and other income, net in 1997. The reduced Investment and other income, net in 1997 was primarily the result of a $1,880,000 loss recognized on the Company's 22% controlled affiliate, GSE
Systems, Inc.(GSES), compared to income of $924,000 recognized in 1996.

In 1996,  income before income taxes,  discontinued  operation and extraordinary item was  $11,244,000,  as  compared  to  income  of  $5,819,000  in  1995.  The improvement in the Company's  results is due to several factors.  In April 1996, the Company sold 1,000,000 shares of Duratek common stock  recognizing a gain of
$12,200,000.  In addition, the Company recorded gains totaling $3,314,000 on the transfer of 250,000 shares of Duratek common stock from long-term investments to trading  securities  and from  subsequent  changes in the market  value of these shares.  At December 31, 1997, the Company owns  approximately  12.3% of Duratek and  accounts  for its  investment  in Duratek as a  combination  of  marketable
securities,   long-term   investments   and  as   long-term   available-for-sale
securities.  In 1996,  the Company also  recognized a gain of  $2,168,000 on the issuance of stock by affiliates,  primarily as a result of the issuance in April
1996 by Interferon  Sciences,  Inc. (ISI) of additional  shares of common stock.
The Company owns approximately 12% of ISI at December 31, 1997, and effective in the third quarter of 1996 the Company commenced accounting for its investment in
ISI   as   a   combination   of   long-term   investments   and   as   long-term
available-for-sale equity securities. The above gains were partially offset by a
$4,000,000  loss  recognized  on the  Company's  investments  in AWC, due to AWC filing for protection  under Chapter 11 of the United States  Bankruptcy Code in
July 1996.  In 1996 the Company  generated  increased  operating  profits due to improvements  within the  Distribution  and Physical  Science Groups,  partially offset by reduced  operating profits achieved by the Optical Plastics Group (see
Note 16 to the consolidated  financial  statements).  General Physics,  achieved increased  operating  profits of $1,650,000  as a result of increased  sales and gross margin.  At December 31, 1996 the Company owned 52% of General Physics and in January 1997  purchased  the  remaining  48% (see Note 2 to the  consolidated financial statements).  Five Star increased operating profits by $393,000 due to increased  sales and the related  gross  margin,  partially  offset by increased selling,  general and administrative  expenses. MXL had a reduction in operating profits of $1,176,000 due to both reduced sales and gross margin percentage. The
Company also had Investment and other income (expense),  net totaling $3,756,000 in 1996 as compared to $1,129,000 in 1995.  The increased  Investment  and other income (expense),  net was primarily the result of foreign currency  transaction gains in 1996 as opposed to losses in 1995, reduced losses related to ISI, which since the third quarter of 1996 was accounted for as a combination  of long-term investments and as long-term available-for-sale equity securities, and increased investment income due to increased cash and cash  equivalents.  The Company also reduced its interest expense by $661,000 in 1996 due to the continued  reduction of long-term  debt at the  Corporate  level in 1995 and in the first  quarter of
1996.

Sales

Consolidated sales from continuing operations increased by $18,775,000 from $185,025,000 in 1995 to $203,800,000 in 1996 and increased by $31,001,000 to
$234,801,000 in 1997. In 1996, the Company had increased sales within the Physical Science and Distribution Groups, partially offset by reduced sales within the Optical Plastics Group. In 1997, the Company had increased sales within the Physical Science, Distribution and Optical Plastics Groups.

The Physical  Science  Group's  sales  increased  from  $107,549,000  in 1995 to
$117,183,000  in 1996  and to  $140,620,000  in  1997.  The  increased  sales of
$9,634,000 in 1996 were the result of increased  sales within  General  Physics'
Workforce Development and Training Group and Applied Technology Group, partially mitigated by reduced sales within the Facility and Process Technology Group. The increased sales of $23,437,000 in 1997 were primarily the result of increased sales within General Physics' Workforce Development and Training Group, as well as to a lesser extent, increased sales within both its Facility and Process
Technology and Applied Technology Groups. The increased sales within all groups of General Physics during 1997 is the result of the continuing focus of General
Physics' marketing efforts to expand its range of performance improvement services to Fortune 500 companies, manufacturing and process industries, as well as electric power utilities and other commercial and governmental customers.

The  Distribution  Group sales increased from $65,098,000 in 1995 to $76,102,000 in 1996 and to $82,300,000  in 1997. The increased  sales of $11,004,000 in 1996 were the result of Five Star commencing sales to a major retail chain, as well as a significant growth in sales to independent retail stores. The growth in independent retail store sales was primarily generated by a significant increase in sales of hardware products due to an expansion of Five Star's product line.
The sales increase in 1996 was partially mitigated by the closing of two retail chains in the northeast which had generated $5,866,000 of sales in 1995. The increased sales of $6,198,000 in 1997 were the result of the continued growth of Five Star's sales to independent retail stores due to the continued growth of Five Star's hardware related business, as well as increased regional marketing efforts. In September 1997, a major retail chain, which generated sales of $7,753,000 and $7,777,000 in 1996 and 1997, respectively, ceased operations.
Five Star plans to replace the majority of this sales volume in 1998 with both new customers, as well as increased sales within its existing customer base. For the first quarter of 1998, Five Star's sales are expected to be at approximately the same level as for the first quarter of 1997, in spite of the loss of the major retail chain which had sales in excess of $2,200,000 during the first three months of 1997.

The  Optical  Plastics  Group  sales  decreased  from  $10,949,000  in  1995  to
$8,781,000 in 1996 and increased to $10,362,000 in 1997. The reduced sales of $2,168,000 in 1996 were the result of reduced orders from MXL's largest customer, due to changes in their product line. The increased sales of $1,581,000 in 1997 were primarily the result of sales generated from new customers as well as increased sales from MXL's existing customers. In 1997, sales from MXL's largest customer remained approximately the same as in 1996, therefore reducing MXL's reliance on this customer.

Gross margin

Consolidated gross margin was $28,322,000 or 15% in 1995, $30,242,000 or 15% in 1996 and $35,229,000 or 15% of net sales in 1997. The increased gross margin of $1,920,000 in 1996 was the result of increased gross margin within the Physical
Science and Distribution Groups, partially offset by reduced gross margin achieved by the Optical Plastics Group. The increased gross margin achieved in 1997 of $4,987,000 in 1997 was the result of increased gross margins achieved within all operating Groups of the Company.

The Physical Science Group gross margin increased from $12,368,000 or 12% of net sales in 1995 to $14,309,000 or 12% of net sales in 1996 and to $17,945,000 or
13% of net sales in 1997. In 1996, the increased gross margin of $1,941,000 was the result of increased sales as well as reduced overhead costs as a percentage of sales. In 1997, the increased gross margin of $3,636,000 was the result of increased sales as well as an increased gross margin percentage. The increased gross margin percentage is the result of increased sales within General Physics' commercial business, which historically achieves higher gross margin percentages than the government. The increased gross margin dollars and percentage was achieved in 1997 despite investments by General Physics in the enterprise wide software end user training market and international markets, which led to negative gross margins totaling approximately $1,200,000. In addition, in 1997
General Physics made a significant investment in business development in their existing market sectors, which had the effect of reducing gross margin dollars and percentages during the year. The Company believes that these investments are an integral part of its overall strategy of expanding into new markets and businesses, and are evaluated on a continuing basis.

The Distribution Group gross margin increased from $10,966,000 or 17% of net sales in 1995 to $12,313,000 or 16% of net sales in 1996 and to $13,722,000 or
17% of net sales in 1997. The increased gross margin of $1,347,000 in 1996 was the result of increased sales. The reduced gross margin percentage was the result of an increase in drop-ship sales, as well as lower margins generated on sales to a major retail chain, partially offset by continued efficiencies achieved in Five Star's warehouse operations. The increased gross margin of $1,409,000 in 1997 was the result of increased sales as well as increased gross margin percentage. The increased gross margin percentage was primarily the result of a favorable product mix and the growth in independent retail business.

The Optical Plastics Group gross margin decreased from $4,336,000 or 40% of net sales in 1995 to $2,913,000 or 33% of net sales in 1996 and increased to $3,449,000 or 33% of net sales in 1997. The reduced gross margin of $1,423,000, as well as the reduced gross margin percentage in 1996 was the result of reduced sales to MXL's major customer, who historically generated higher gross margin percentages than the remainder of MXL's business on average. In 1997 the increased gross margin was the result of increased sales.

Investment and other income, net

Investment and other income, net was $1,129,000 in 1995, $3,756,000 in 1996 and $2,364,000 in 1997. The reduced Investment and other income in 1997 is primarily due to a $1,880,000 loss recognized on the Company's 22% investment in GSES in 1997, as compared to income of $924,000 recognized on the Company's equity investment in GSES in 1996. The loss on the Company's equity investment in GSES was partially mitigated by increased consulting revenue earned by the American
Drug Company (ADC), the Company's 54% owned subsidiary, in 1997 due to the receipt of a success fee related to a consulting project. In addition, Five Star earned increased marketing income in 1997 due to increased sales as well as implementation of new marketing programs.

The improvement in 1996 is primarily due to three factors. The Company had increased investment income in 1996 as a result of an increase in cash and cash equivalents during 1996. In addition, the Company incurred reduced losses related to ISI, in which the Company has an approximately 12% interest at December 31, 1997, which effective in the third quarter of 1996 was accounted for as a combination of long-term available-for-sale equity securities and long-term investments. In 1996, the Company had a foreign currency transaction gain of $340,000 compared to a loss of $1,066,000 in 1995, related to the Company's decision not to hedge its Swiss denominated debt, increased investment income and reduced losses incurred on investments in 20% to 50% owned affiliates.

Although the Company is exposed to foreign currency transaction losses as a result of its Swiss denominated indebtedness, the Company considers its risk of loss to be acceptable due in part to the low level of such indebtedness at December 31, 1997. Accordingly, the Company has not hedged such risk at December
31, 1997 and will review this policy on a continuing basis.

At  December  31,  1997 and 1996,  the  Company's  Investments  and  advances of
$28,093,000 and $25,108,000 were primarily its investments in Duratek, ISI and GSES, which were $5,113,000, $6,360,000, $9,868,000 in 1996 and $8,237,000,
$8,125,000 and $7,988,000, in 1997, respectively.

Selling, general, and administrative expenses

Selling, general and administrative expenses (SG&A) increased from $30,372,000 in 1995 to $30,788,000 in 1996 and to $31,502,000 in 1997. The increase of
$714,000 in SG&A in 1997 was primarily the result of increased costs incurred within the Distribution Group, partially offset by reduced costs at the corporate level. The increased costs incurred within the Distribution Group were the result of increased sales commissions incurred by Five Star due to increased sales, as well as increased reserves taken for uncollectable accounts due to the bankruptcy and the subsequent ceasing of operations of a major retail chain in the fourth quarter of 1997. The Physical Science and Optical Plastics Groups experienced marginal increases in SG&A in 1997, due to General Physics and MXL's ability to increase sales while maintaining the same overhead structure as in 1996.

The  increase  of  $416,000  in SG&A in 1996 was the  result of  increased  SG&A incurred by the Distribution Group, partially offset by reduced SG&A achieved by the Physical Science and Optical Plastics Groups and at the Corporate level. The increased  SG&A  within  the  Distribution  Group was  primarily  the  result of increased sales  commissions  paid due to increased  sales, as well as increased costs  incurred  by Five  Star for  equipment  and  computer  rental  due to the continued upgrading and development of their facility  management  systems.  The reduced  SG&A  achieved  by General  Physics  was the  result of the  $1,015,000 reserve taken in 1995 related to potentially  uncollectible  revenue recorded in years  prior to  December  31,  1993,  partially  offset by a  $259,000  reserve recorded in 1996 for the  settlement of a legal action brought  against  General
Physics by a former employee.  The Optical Plastics Group achieved lower SG&A in
1996 due to efforts to reduce their  operating  costs due to their reduced sales volume.

Interest expense

Interest  expense  aggregated   $5,019,000  in  1995,  $4,358,000  in  1996  and
$4,075,000 in 1997. The reduced  interest expense in 1996, was the result of the
Company's  continuing  successful  effort to reduce its interest  expense at the corporate level due to reduced  interest on the Company's Swiss Debt obligations due to the  Exchange  Offers in 1995 and the  repayment  of  various  Swiss Debt obligations in 1996 (see Note 11 to the consolidated financial statements).  The continued  reduction  in interest  expense in 1997 was the result the  Company's continued plan of debt reduction. On September 30, 1997, the Company's repaid in full its 12% Subordinated  Debentures totaling $6,697,000 (see Note 11(c) to the consolidated financial statements).

Income taxes

Income tax (expense) benefit from operations for 1995, 1996 and 1997 was $(1,787,000), $136,000 and $693,000, respectively.

In 1997, the Company recorded an income tax benefit of $693,000. The current income tax provision of $1,335,000 represents the estimated taxes payable by the Company for the year ended December 31, 1997. The deferred income tax benefit of $2,028,000 results primarily from the utilization of net operating loss carryovers and a reduction in the valuation allowance. The decrease of $3,153,000 in the valuation allowance in 1997 was attributable in part to the utilization of the Company's net operating loss carryforwards, and to the Company's expectation of generating sufficient taxable income that will allow for the realization of a portion of its deferred tax assets.

In 1996, the Company recorded an income tax benefit of $136,000. The current income tax provision of $1,724,000 represents the estimated taxes payable by General Physics, the Company's 52% owned subsidiary. The deferred income tax benefit of $1,860,000 results from utilization of net operating loss carryovers and a reduction in the valuation allowance, among other factors. The decrease in the valuation allowance in 1996 was attributable in part to the utilization of the Company's net operating loss carryforwards, and to the Company's expectation of generating sufficient taxable income that will allow for the realization of a portion of its deferred tax assets.

In 1995, the Company recorded an income tax expense of $1,787,000. The current income tax provision of $258,000 represents the estimated taxes payable by the Company for the year ended December 31, 1995. The deferred income tax provision of $1,529,000 represents the deferred taxes of General Physics, the Company's then 51% owned subsidiary.

As  of  December  31,  1997,  the  Company  has  approximately   $13,657,000  of
consolidated net operating losses available for Federal income tax purposes.

Accounting developments

In February 1997, the Financial  Accounting  Standards Board issued Statement of
Financial Accounting Standards (SFAS) No. 128, "Earnings per Share" which established standards for computing and presenting earnings per share (EPS). The
Statement simplifies the standards for computing EPS, replaces the presentation of primary EPS with a presentation of basic EPS and requires dual presentation of basic and diluted EPS on the face of the income statement. This Statement was effective for financial statements issued for periods ending after December 15, 1997 and required restatement of all prior-period EPS data presented. The
Company has adopted this statement in the December 31, 1997 consolidated financial statements.

The Financial Accounting standards Board issued Accounting Standards (SFAS 130),
"Reporting Comprehensive Income", in June 1997 which requires a statement of comprehensive income to be included in the financial statement for fiscal years beginning after December 15, 1997. The Company is presently designing such statement and, accordingly, will include the required information beginning with the first quarter of 1998.

In  addition,  in June of 1997,  the FASB  issued SFAS 131,  "Disclosures  About
Segments of an Enterprise and Related Information". SFAS 131 requires disclosure of certain information about operating segments and about products and services, geographic areas in which a company operates, and their major customers. The
Company is presently in the process of evaluating the effect that this new standard will have on disclosures in the Company's financial statements and the required information will be reflected in the December 31, 1998 financial statements.

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year
2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00.
The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

The Company is utilizing both internal and external resources to identify, correct or reprogram and test systems for year 2000 compliance. It is anticipated that the project will be completed by the middle of 1999. Management has not yet assessed the year 2000 compliance expense and related potential effect on the Company's earnings. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse effect on the Company's systems.




Liquidity and capital resources

At December 31, 1997,  the Company had cash,  cash  equivalents  and  marketable
securities  totaling  $13,725,000.   SGLG,  Inc.  and  ADC  had  cash  and  cash
equivalents  of $278,000 at December 31, 1997.  The minority  interests of these companies are owned by the general  public,  and therefore,  the assets of these subsidiaries  have been dedicated to the  operations of these  companies and may not be readily available for the general corporate purposes of the parent.

The Company has sufficient cash, cash equivalents and marketable securities, marketable long-term investments and borrowing availability under existing and potential lines of credit as well as the ability to obtain additional funds from its operating subsidiaries in order to fund its working capital requirements. At
December 31, 1997, approximately $18,767,000 was available to the Company under its credit agreements (see Note 9 to the consolidated financial statements). At
December 31, 1997, the Company had classified 100,000 shares of Duratek stock valued at $1,350,000 as marketable securities due to the Company's intention to sell these shares promptly in 1998.

For the year ended December 31, 1997, the Company's working capital decreased by
$6,894,000  to  $34,797,000,   reflecting  the  effect  of  reduced  cash,  cash
equivalents  and  marketable  securities  and  increased  short-term  borrowing, partially offset by reduced current  maturities of long-term debt.  Consolidated cash and cash  equivalents  decreased by  $10,302,000 to $12,375,000 at December
31, 1997.

The decrease in cash and cash equivalents of $10,302,000 in 1997 resulted from cash used for financing of $10,932,000, investing activities of $9,636,000, partially offset by cash provided by operations of $10,266,000. The cash used by investing activities was primarily for additions to property, plant and equipment and intangible assets.
Financing activities consisted primarily of repayments and reductions in short-term borrowings and long-term debt.

The Company is required to meet certain financial covenants pursuant to its loan agreements, and is currently in compliance with these covenants, except for fixed asset additions relating to General Physics. The Company has received a waiver for this violation.

The Company's principal manufacturing facilities were constructed subsequent to 1976 and management does not anticipate having to replace major facilities in the near term. As of December 31, 1997, the Company has not contractually committed itself for any major capital expenditures.

Forward-Looking   Statements.   This  report  contains  certain  forward-looking
statements  reflecting  management's current views with respect to future events and  financial  performance.  These  forward-looking  statements  are subject to certain  risks and  uncertainties  that  could  cause  actual  results to differ materially  from those in the  forward-looking  statements,  including,  but not limited to the Company's  dependence on its  subsidiaries and its investments to fund  its  operations;  and the  Company's  ability  to  comply  with  financial covenants in connection with various loan agreements.




Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT                                 MARKET RISK



        The information required by Item 7A is not applicable to the Company's business.




Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                           Page
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENTS OF GP STRATEGIES CORPORATION
AND SUBSIDIARIES:

         Independent Auditors' Report                                        31

         Consolidated Balance Sheets - December 31, 1997 and 1996            32

         Consolidated Statements of Operations - Years ended December 31,
          1997, 1996, and 1995                                               34

         Consolidated Statements of Changes in Stockholders' Equity - Years
          ended December 31, 1997, 1996, and 1995                            35

         Consolidated Statements of Cash Flows - Years ended December 31,
          1997, 1996, and 1995                                               37

         Notes to Consolidated Financial Statements                          40

SUPPLEMENTARY DATA (Unaudited)

         Selected Quarterly Financial Data                                   73






                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
GP Strategies Corporation:


We  have  audited  the  consolidated   financial  statements  of  GP  Strategies
Corporation  and  subsidiaries  as  listed  in  the  accompanying  index.  These consolidated  financial  statements  are  the  responsibility  of the  Company's management.  Our  responsibility is to express an opinion on these  consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GP Strategies
Corporation and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP

New York, New York
March 17, 1998





                   GP STRATEGIES CORPORATION AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS

                                                                                        (in thousands)
December 31,                                                                        1997              1996
----------------------------------------------------------------------------------------------------------
Assets
Current assets
Cash and cash equivalents                                                      $  12,375          $ 22,677
Marketable securities                                                              1,350             3,250
Accounts and other receivables (of which
 $10,246 and $13,296 are from government
 contracts) less allowance for doubtful
 accounts of $2,782 and $2,155                                                    42,720            40,633
Inventories                                                                       24,842            23,193
Costs and estimated earnings in excess of billings on
 uncompleted contracts, of which $649 and $481
 relate to government contracts                                                    7,726             9,466
Prepaid expenses and other current assets                                          3,565             3,462
----------------------------------------------------------------------------------------------------------
Total current assets                                                              92,578           102,681
----------------------------------------------------------------------------------------------------------
Investments and advances                                                          28,093            25,108
----------------------------------------------------------------------------------------------------------
Property, plant and equipment, at cost                                            39,759            36,045
Less accumulated depreciation and amortization                                   (30,027)          (26,767)
----------------------------------------------------------------------------------------------------------
                                                                                   9,732             9,278
----------------------------------------------------------------------------------------------------------
Intangible assets, net of accumulated
 amortization of $32,184 and $29,577
Goodwill                                                                          54,528            33,737
Patents, licenses and deferred charges                                             1,197               739
----------------------------------------------------------------------------------------------------------
                                                                                  55,725            34,476
Deferred tax asset                                                                 1,101               843
----------------------------------------------------------------------------------------------------------

Other assets                                                                       3,383             3,641
----------------------------------------------------------------------------------------------------------
                                                                                $190,612          $176,027
----------------------------------------------------------------------------------------------------------



                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (Continued)
              (in thousands, except shares and par value per share)

December 31,                                                                        1997              1996
----------------------------------------------------------------------------------------------------------
Liabilities and stockholders' equity
Current liabilities
Current maturities of long-term debt                                           $     342          $  9,309
Short-term borrowings                                                             23,945            20,281
Accounts payable and accrued expenses                                             25,515            22,879
Billings in excess of costs and estimated
 earnings on uncompleted contracts                                                 7,979             8,521
----------------------------------------------------------------------------------------------------------
Total current liabilities                                                         57,781            60,990
----------------------------------------------------------------------------------------------------------

Long-term debt less current maturities                                             6,246            10,807

Minority interests                                                                     2            10,201

Commitments and contingencies

Stockholders' equity
Preferred stock, authorized 10,000,000
 shares, par value $.01 per share, none issued
Common stock, authorized 25,000,000 shares, par
 value $.01 per share, issued 10,810,644 and 7,518,725
 shares (of which 152,667 and 1,497 shares are held in treasury)                     108                75
Class B common stock, authorized 2,800,000 shares, par
 value $.01 per share, issued and outstanding
 62,500 shares                                                                         1                 1
Capital in excess of par value                                                   158,676           131,388
Deficit                                                                          (37,336)          (40,759)
Net unrealized gain on available-for-sale securities                               6,630             3,324
Treasury stock at cost                                                            (1,496)
-----------------------------------------------------------------------------------------
Total stockholders' equity                                                       126,583            94,029
----------------------------------------------------------------------------------------------------------
                                                                                $190,612          $176,027
----------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)


Years ended December 31,                                                    1997             1996              1995
-------------------------------------------------------------------------------------------------------------------
Sales                                                                   $234,801         $203,800          $185,025
Cost of goods sold                                                       199,572          173,558           156,703
-------------------------------------------------------------------------------------------------------------------
Gross margin                                                              35,229           30,242            28,322
-------------------------------------------------------------------------------------------------------------------
Selling, general and administrative                                      (31,502)         (30,788)          (30,372)
Interest expense                                                          (4,075)          (4,358)           (5,019)
Investment and other income,
 net (including interest income of $621,
 $906 and $555)                                                            2,364            3,756             1,129
Loss on investments                                                                        (4,000)
Gain on disposition of stock of
 a subsidiary and an affiliate                                                             12,200             3,768
Gain on issuance of stock by a
 subsidiary and affiliates                                                                  2,168             5,912
Gains on trading securities, net                                             689            3,314             3,183
Minority interests                                                            25           (1,290)           (1,104)
-------------------------------------------------------------------------------------------------------------------

Income before income taxes,
 discontinued operation and
 extraordinary item                                                        2,730           11,244             5,819
Income tax benefit (expense)                                                 693              136            (1,787)
--------------------------------------------------------------------------------------------------------------------
Income before discontinued
 operation and extraordinary item                                          3,423           11,380             4,032
-------------------------------------------------------------------------------------------------------------------

Discontinued operation
Loss from operations                                                                                           (331)
Loss on disposal                                                                                             (2,610)
-------------------------------------------------------------------------------------------------------------------
Loss from discontinued operation                                                                             (2,941)
-------------------------------------------------------------------------------------------------------------------
Income before extraordinary item                                           3,423           11,380             1,091
Extraordinary item
------------------
Extinguishment of debt, (net of income tax)                                                                     (79)
-------------------------------------------------------------------------------------------------------------------

Net income                                                             $   3,423        $  11,380         $   1,012
-------------------------------------------------------------------------------------------------------------------
Net income per share
Basic                                                                       $.33            $1.55              $.15
Diluted                                                                      .31             1.54               .15
-------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.


                      GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Changes in Stockholders' Equity

                     Years ended December 31, 1997, 1996, and 1995
   (in thousands, except shares, par value per share and per share amounts)


                                                                                                       Net
                                                                                                unrealized
                                                         Class B   Capital in               gain (loss)  Minimum  Treasury  Total
                                               Common     common    excess              on available-    pension     stock  stock-
                                                stock     stock     of par                   for-sale    liability      at  holders'
                                           ($.01 Par)  ($.01 Par)    value    Deficit      securities    adjustment   cost   equity
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                     $ 60         $ 1  $120,038   $(53,151)    $(1,783)      $           $      $65,165
--------------------------------------------------------------------------------------------------------------------------------
Minimum pension liability adjustment                                                                      (911)                (911)
Net unrealized gain on available-for-sale
  securities                                                                                   343                              343
Net income                                                                       1,012                                        1,012
Issuance of stock in connection with
 Swiss Bonds                                        6                 3,725                                                   3,731
Issuance and sale of common stock                   2                 1,046                                                   1,048
Transfer from common stock issued
 subject to repurchase obligation                                       610                                                     610
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                       68           1   125,419    (52,139)     (1,440)       (911)              70,998
----------------------------------------------------------------------------------------------------------------------------------



                          GP STRATEGIES CORPORATION AND SUBSIDIARIES

      Consolidated Statements of Changes in Stockholders' Equity (Continued)
                     Years ended December 31, 1997, 1996, and 1995
   (in thousands, except shares, par value per share and per share amounts)
                                                                                                Net
                                                                                         unrealized
                                                       Class B   Capital in              gain (loss)    Minimum    Treasury   Total
                                              Common    Common       excess            on available-    pension      stock    stock-
                                               stock     Stock       of par                for-sale    liability        at  holders'
                                           $.01 Par) ($.01 Par)       value    Deficit   securities   adjustment      cost   equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                    $ 68    $ 1        $125,419   $(52,139)   (1,440)       $ (911)             $70,998
---------------------------------------------------------------------------------------------------------------------------------
Minimum pension liability adjustment                                                                       911                  911
Net unrealized gain on
 available-for-sale securities                                                             4,764                              4,764
Net income                                                                      11,380                                       11,380
Issuance and sale of common stock and
 common stock warrants                             7                 5,969                                                    5,976
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                      75      1        131,388     (40,759)    3,324                             94,029
---------------------------------------------------------------------------------------------------------------------------------
Issuance of stock in connection with
 acquisition of General Physics                   30                25,198                                                   25,228
Net unrealized gain on available-for-sale
 securities                                                                                3,306                              3,306
Net income                                                                      3,423                                         3,423
Issuance and sale of common stock                  3                 2,090                                                    2,093
Purchase of treasury stock                                                                                         (1,496)   (1,496)
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                    $108    $ 1       $158,676   $(37,336)    $6,630         $        $(1,496) $126,583
---------------------------------------------------------------------------------------------------------------------------------



                                                      See accompanying  notes to consolidated financial statements.


                                                               GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS


(in thousands)
Years ended December 31,                                           1997             1996              1995
----------------------------------------------------------------------------------------------------------

Cash flows from operations:


Net income                                                    $   3,423        $  11,380          $  1,012
Adjustments to reconcile net income
 to net cash used in operating activities:
Provision for discontinued operation                                                                 2,460
Depreciation and amortization                                     5,867            4,069             4,316
Issuance of stock for profit incentive plan                         777
Loss from extinguishment
 of debt, net of income tax                                                                             79
Gain on disposition of stock of a
 subsidiary and an affiliate                                                     (12,200)           (3,768)
Gain on issuance of stock by
 a subsidiary and affiliates                                                      (2,168)           (5,912)
Gains on trading securities                                        (689)          (3,314)           (3,183)
Loss on investments                                                 700            4,000
Equity loss on investments                                        1,880              540               685
Deferred income taxes                                            (2,028)          (1,860)
Proceeds from sale of trading securities                          2,589            4,425
Changes in other operating items, net of effect of acquisitions and disposals:
Accounts and other receivables                                   (2,087)          (2,167)            1,228
Inventories                                                      (1,649)          (2,749)           (1,687)
Costs and estimated earnings in excess of
 billings on uncompleted contracts                                1,740             (348)            6,119
Prepaid expenses and other current assets                          (103)             178             2,993
Accounts payable and accrued expenses                               388            3,297            (4,768)
Billings in excess of costs and estimated
 earnings on uncompleted contracts                                 (542)             220             2,210
----------------------------------------------------------------------------------------------------------
Net cash provided by operations                                $ 10,266         $  3,303           $ 1,784
----------------------------------------------------------------------------------------------------------




                                                               GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                                            CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


(in thousands)
Years ended December 31,                                           1997             1996              1995
----------------------------------------------------------------------------------------------------------

Cash flows from investing activities:

Proceeds from sale of stock of a subsidiary                $                      13,275          $  7,051
Additions to property, plant and
 equipment, net                                                  (3,714)          (2,678)           (2,006)
Additions to intangible assets                                   (1,233)          (2,446)             (388)
Acquisition of General Physics                                   (4,533)
Reduction of (increase to) investments
 and other assets                                                  (156)           1,158              (297)
----------------------------------------------------------------------------------------------------------
Net cash (used in) provided by
 investing activities                                            (9,636)           9,309             4,360
----------------------------------------------------------------------------------------------------------

Cash flows from financing activities:

Repayments of short-term borrowings                              (4,124)                           (11,020)
Proceeds from short-term borrowings                               1,313            2,238             5,634
Proceeds from issuance of long-term debt                            531            1,400             5,162
Reduction of long-term debt                                      (7,333)          (4,213)           (8,145)
Proceeds from issuance of
 common stock                                                                      2,546               244
Exercise of common stock
 options and warrants                                               177
Repurchase of treasury stock                                     (1,496)
Net cash (used in) provided by
 financing activities                                           (10,932)           1,971            (8,125)
-----------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and
 cash equivalents                                               (10,302)          14,583            (1,981)
Cash and cash equivalents at
 beginning of year                                               22,677            8,094            10,075
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                       $ 12,375        $  22,677          $  8,094
----------------------------------------------------------------------------------------------------------



                    GP STRATEGIES CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


(in thousands)
Years ended December 31,                                           1997             1996              1995
----------------------------------------------------------------------------------------------------------

Supplemental disclosures of
 cash flow information:

Cash paid during the year for:
 Interest                                                      $  3,961         $  4,200          $  4,577
 Income taxes                                                  $    946         $  1,301          $    655

Supplemental schedule of
 non-cash transactions:

Reduction of debt                                              $    251          $ 1,003           $ 6,250
Additions to investments, intangibles,
 other assets and prepaid expenses                               18,460            5,379               625
Reduction of accrued
 interest payable                                                   295              372
Reduction of minority interest                                   10,074              372
Reduction (increase) in accrued pension liability                                    911              (911)
Net unrealized gain on available-for-sale
 securities, net of tax                                          (3,306)          (3,324)
Issuances of common stock                                       (25,774)          (3,430)           (4,535)
Issuance of long-term debt                                                                          (2,340)
Minimum pension liability adjustment                                                (911)              911
----------------------------------------------------------------------------------------------------------


                                 See accompanying  notes to consolidated financial statements.


                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Description of business and summary of significant accounting policies

Description of business. GP Strategies Corporation, formerly National Patent Development Corporation (the "Company") has three operating business segments:
Physical Science, Distribution and Optical Plastics. In addition, the Company owns approximately 54% of the outstanding shares of common stock of the American Drug Company (ADC) (See Note 5). The Company also has an approximately 12% investment in Interferon Sciences, Inc. (ISI) (See Note 4), a 12.3% investment in GTS Duratek, Inc. (Duratek) (See Note 3) and controls approximately 22% of GSE Systems, Inc. (GSES) (See Note 6). The Company's Physical Science Group, through its wholly-owned subsidiary, General Physics Corporation (General Physics), (See Note 2) provides performance improvement services to Fortune 500 companies, manufacturing and process industries, electric power utilities and other commercial and governmental customers. The Company's Distribution Group, through its wholly-owned subsidiary, the Five Star Group, Inc. (Five Star), is engaged in the wholesale distribution of home decorating, hardware and finishing products. The Company's Optical Plastics Group, through its wholly owned subsidiary MXL Industries, Inc. (MXL), manufactures molded and coated optical products, such as shields and face masks and non-optical plastic products.

Principles of consolidation and investments. The consolidated financial statements include the operations of GP Strategies Corporation and its majority-owned subsidiaries. Investments in 20% - 50% owned companies are accounted for on the equity basis. All significant intercompany balances and transactions have been eliminated in consolidation.

Statements of cash flows. For purposes of the statements of cash flows, the Company considers all highly liquid instruments with original maturities of three months or less from purchase date to be cash equivalents.

Marketable securities. Marketable securities at December 31, 1997 and 1996 consist of U.S. corporate equity securities. The Company classifies its marketable equity securities as trading, available-for-sale and long-term. Long-term investments, in which the Company has less than a 20% interest, have not been reclassed to available-for-sale securities due to restrictions on the amount the Company is able to sell within a one year period. These long-term investments are carried at cost.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

1. Description of business and summary of significant accounting policies (Continued)

The Company's trading securities, which are included in Marketable securities on the consolidated balance sheet, are expected to be sold within one year. Available-for-sale securities and long-term investments are included in Investments and advances on the consolidated balance sheet. The Company records trading and available-for-sale securities at their fair value. Trading securities are held principally for the purpose of selling them in the near term. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity, net of tax, until realized.

Inventories. Inventories are valued at the lower of cost or market, principally using the first-in, first-out (FIFO) method.

Foreign currency transactions. The Company's Swiss Bonds (see Note 11) are subject to currency fluctuations and the Company has hedged portions of such debt from time to time, but not within the three year period ended December 31, 1997. During the years ended December 31, 1997, 1996 and 1995, the Company realized foreign currency transaction gains (losses) of $131,000, $340,000 and $(1,066,000), respectively. These amounts are included in Investment and other income, net. The Company's 54% owned subsidiary, the American Drug Company (See
Note 5) conducts its business primarily in U.S. dollars.

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

1. Description of business and summary of significant accounting policies (Continued)

Depreciation. The Company provides for depreciation of property, plant and equipment primarily on a straight-line basis over the following estimated useful lives:

  CLASS OF ASSETS                                     USEFUL LIFE

 Buildings and improvements                          5 to 40 years
 Machinery, equipment and furniture
  and fixtures                                       3 to 7 years
 Leasehold improvements                  Shorter of asset life or term of lease

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

Treasury stock. Treasury stock is recorded at cost. Reissuances of treasury stock are valued at market value at the date of reissuance. The cost of the treasury stock is relieved from the treasury stock account and the difference between the cost and market value is recorded within the equity accounts, as appropriate.

1. Description of business and summary of significant accounting policies (Continued)

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

Sales of stock by a subsidiary. The Company records in the Consolidated Statements of Operations gain or loss realized when a subsidiary sells its shares at an offering price which differs from the Company's carrying amount per share of such subsidiary's stock.

Income taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Income (loss) per share. Basic earnings per share is based upon the weighted average number of common shares outstanding, including Class B common stock during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding during the period assuming the issuance of common stock for all dilutive potential common shares outstanding.

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

1. Description of business and summary of significant accounting policies (Continued)

Concentrations of credit risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and accounts receivable. The Company places its cash investments with high quality financial institutions and limits the amount of credit exposure to any one institution. With respect to accounts receivable, approximately 24% are related to United States government contracts, and the remainder are dispersed among various industries, customers and geographic regions. In addition, the Company has investments in various equity securities, including GTS Duratek, Inc., Interferon Sciences, Inc. and GSE Systems, Inc. (See Notes 3, 4 and 6).

The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

2.       General Physics Corporation

On January 24, 1997, the Company acquired the remaining 5,047,623 shares (48% of the outstanding shares) of General Physics that it did not already own, in exchange for .60 shares of GP Strategies common stock for each share of General Physics. The transaction has been accounted for as a purchase of a minority interest. The Company issued an aggregate of 3,028,574 shares of its common stock, valued at $25,228,000 in the transaction. In addition, the Company paid $4,533,000 in cash and had accrued $1,515,000 additional liabilities in relation to the purchase. As a result of this transaction, the Company purchased for a total of $31,143,000 the remaining 48% of the outstanding shares of General Physics and recorded $21,069,000 of goodwill, which is being amortized over approximately 30 years.

The following information shows on a pro-forma basis, the results of operations for the Company for the year ended December 31, 1996, as if the above transaction had occurred as of January 1, 1996 (in thousands):
                                   (unaudited)
Sales                                                      $203,800
Income before discontinued operation
 and extraordinary item                                      13,751
Net income                                                   13,751
Basic earnings per share                                       1.33
Diluted earnings per share                                     1.32

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

General Physics provides performance improvement services to Fortune 500 companies, manufacturing and process industries, electric power utilities and other commercial and governmental customers.

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

In April 1996, the Company sold 1,000,000 shares of its Duratek common stock, received proceeds of $17,700,000 and recognized a gain of $12,200,000.

As a result of the above transactions, the Company accounted for its investment in Duratek on the equity basis from January 24, 1995 through the first quarter of 1996. The Company's share of Duratek's income included in Investment and other income, net is $31,000 in 1995. Commencing in April 1996, the Company accounts for its investment in Duratek as a combination of marketable securities, available-for-sale securities and securities held for long-term investment.

Duratek is an integrated environmental services and technology firm with proprietary waste processing systems applicable to radioactive, hazardous, mixed and other wastes.

At December 31, 1997, the Company owned 1,514,250 shares of Duratek, or 12.3% of the outstanding shares of common stock.

Information relating to the Company's investment in Duratek is as follows (in thousands):

                                                               1997        1996
-------------------------------------------------------------------------------
Included in Marketable securities:
         Number of shares                                       100         250
         Value                                              $ 1,350     $ 3,250
Included in Investments and advances:
         Number of shares                                       500         225
         Available-for-sale equity securities, at market    $ 6,750     $ 2,925
         Number of shares                                       914       1,345
         Securities held for long-term
          investment, at cost                               $ 1,487     $ 2,188
Total number of shares owned                                  1,514       1,820
Market value of shares                                      $20,442     $23,660
-------------------------------------------------------------------------------

4.       Interferon Sciences, Inc.

Interferon Sciences, Inc. (ISI) is approximately 12% owned by the Company. It is engaged in the manufacture and sale of ALFERON N Injection, ISI's first product commercially approved by the FDA for the treatment of recurring and refractory external genital warts, and the research and development of other alpha interferon based products for the treatment of viral diseases, cancers and diseases of the immune system.

In May 1996, the Company realized a $1,938,000 gain on issuance of stock by this affiliate as a result of the issuance of 2,000,000 shares of common stock by ISI at $8.00 per share. Effective in the third quarter of 1996, the Company accounted for its investment in ISI as a combination of long-term investments carried at cost and as long-term available-for-sale equity securities carried at market value. In 1996, the share of ISI's loss included in Investment and other income, net was $1,464,000.

In 1995, the Company realized a $2,775,000 gain on issuance of stock by this affiliate, primarily as the result of the issuance of 3,000,000 shares of Common Stock by ISI at $4.80 per share in August and September 1995.

All shares and per share information of ISI have been restated to reflect the one for four reverse stock split of ISI effective on March 21, 1997.

Information relating to the Company's investment in ISI is as follows (in thousands):

                                                                1997       1996
-------------------------------------------------------------------------------
Included in Investments and advances:
         Number of shares                                        608        490
         Available-for-sale equity securities, at market    $  5,284   $  3,251
         Number of shares                                      1,246      1,364
         Securities held for long-term
          investment, at cost                               $  2,841   $  3,109
         Total carrying amount                              $  8,125   $  6,360
Total number of shares owned                                   1,854      1,854
Market value of shares                                       $16,107   $ 12,285
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

At the end of 1997, the Company made the decision to concentrate on the marketing and sales of medical equipment and related products, such as hospital furniture and laboratory supplies and to withdraw from the generic pharmaceutical and over-the-counter (OTC) healthcare product business because of significantly declining sales of generic products. Sales activity with respect to generic drugs will be undertaken solely through a Russian company.

In August 1994, pursuant to a Transfer and Distribution Agreement, the Company distributed 46% of its interest in ADC to the Company's shareholders. In addition, ADC issued warrants to the Company's shareholders to purchase its stock for a period of two years, which were extended for an additional two years, subject to cancellation under certain circumstances.

In July 1996, ADC issued convertible notes in the principal amount of $1,000,000 in a private offering. In connection with these notes, the Company issued warrants to purchase 82,306 shares of its common stock provided that the warrants may only be exercised utilizing the Notes (See Note 11(g)).

6.       GSE Systems, Inc.

In March 1994, General Physics and a subsidiary of the Company contributed assets to a newly formed, multi party joint venture, GSE Systems, Inc. (GSES). GSES designs, develops and delivers business and technology solutions by applying process control, data acquisition, simulation, and business software, systems and services to the energy, process and manufacturing industries worldwide. On August 1, 1995, GSES completed an initial public offering of 1,725,000 shares (including an over-allotment option) of its common stock at $14 per share. As a result of the offering, the Company recognized a gain on issuance of stock by an affiliate of approximately $3,137,000 and at December 31, 1997, controls approximately 22% of GSES. The Company accounts for its investment in GSES on the equity basis.

Information relating to the Company's investment in GSES is as follows (in thousands):

                                                       1997             1996
----------------------------------------------------------------------------
Included in Investments and advances:
         Underlying assets                          $ 3,750         $  5,484
         Goodwill                                     4,238            4,384
         Total carrying amount                        7,988            9,868
Number of shares controlled                           1,125            1,125
Market value of shares                              $ 5,906          $10,406
Equity in income (loss) included in Investment
 and other income (expenses), net                    (1,880)             924
----------------------------------------------------------------------------

Condensed financial information for GSES is as follows as of December 31, 1997 and 1996 and for the years then ended (in thousands):

                                                       1997             1996
----------------------------------------------------------------------------
         Current assets                             $31,714          $37,876
         Non current assets                          16,610           13,130
         Current liabilities                         30,031           23,733
         Non current liabilities                      2,369            2,580
         Stockholders' equity                        15,924           24,693
         Revenue                                     79,711           96,033
         Gross profit                                21,385           32,354
         Net income (loss)                           (8,703)           4,143
----------------------------------------------------------------------------

7.       Inventories

Inventories, consisting of material, labor and overhead, are classified as follows (in thousands):

December 31,                                           1997             1996
----------------------------------------------------------------------------
Raw materials                                      $    619         $    793
Work in process                                         252              210
Finished goods                                       23,971           22,190
----------------------------------------------------------------------------
                                                   $ 24,842         $ 23,193
----------------------------------------------------------------------------

8.       Property, plant and equipment

Property, plant and equipment consists of the following (in thousands):

December 31,                                           1997             1996
----------------------------------------------------------------------------
Land                                               $    173        $     173
Buildings and improvements                            1,374            1,374
Machinery and equipment                              12,824           11,656
Furniture and fixtures                               18,120           15,745
Leasehold improvements                                7,268            7,097
----------------------------------------------------------------------------
                                                     39,759           36,045
Accumulated depreciation and  amortization          (30,027)         (26,767)
----------------------------------------------------------------------------
                                                   $  9,732         $  9,278
----------------------------------------------------------------------------

9.       Short-term borrowings

Short-term borrowings are as follows (in thousands):

December 31,                                          1997             1996
---------------------------------------------------------------------------
Line of Credit Agreement (a)                      $ 16,894          $15,581
Revolving Credit Agreement (b)                       7,051            4,700
---------------------------------------------------------------------------
                                                  $ 23,945         $ 20,281
---------------------------------------------------------------------------

(a) In April 1993, Five Star Group,  Inc. (Five Star) and MXL  Industries,  Inc.
(MXL) each entered into a revolving credit and term loan agreement (the "Five Star Loan Agreement" and "MXL Loan Agreement"), which was amended on October 23, 1995 and September 30, 1996. The September 30, 1996 amendment extended the Agreements to September 30, 1997. The Five Star Loan Agreement provided for a $20,000,000 revolving credit facility (the "Five Star Revolving Credit Facility"). The Five Star Revolving Credit Facility was a committed facility which allowed Five Star to borrow amounts up to 50% of Eligible Inventory (as defined) and 80% of Eligible Receivables (as defined) at an interest rate of 1% in excess of the prime rate.

On August 18, 1997, the Company's wholly-owned subsidiary, Five Star entered into a three year Loan Agreement with a syndicate of three banks. The Loan Agreement replaces the previous Five Star Loan Agreement. The Loan Agreement provides for a $22,000,000 revolving credit facility, which allows Five Star to borrow based upon a formula of up to 50% of eligible inventory and 80% of eligible accounts receivables, as defined. The Loan Agreement bears interest at 2.25% over LIBOR for up to $11,000,000 of the loan (at the Company's option) and the prime rate of interest plus .625% for the remaining balance. At December 31, 1997, there was $16,894,000 outstanding under the Loan Agreement, and an additional $818,000 was available to be borrowed.

The Five Star Loan Agreement is secured by all of the assets of Five Star and 339,844 shares of common stock of ISI, which was contributed to Five Star in connection with the forgoing transactions.

The amended MXL Loan Agreement provided for a $4,500,000 term loan, which was adjusted to a balance of $3,960,000 at November 1, 1995 (the "MXL Term Loan"). The MXL Revolving Credit Facility was terminated by the September 30, 1996 amendment. As of December 31, 1996, the balance of the MXL Term Loan was $2,722,000 (see Note 11).

(b) On April 7, 1995, the Company and General Physics entered into a three year $20,000,000 secured revolving credit agreement with a commercial bank, terminating a previous credit agreement. Borrowings under the credit agreement bare interest at the prime rate or 1.75% over LIBOR whichever rate was elected by General Physics.
At December 31, 1996, $4,700,000 was borrowed under the credit agreement.

On March 26, 1997, the Company and its wholly-owned subsidiaries, General Physics and MXL Industries, Inc. (MXL), entered into a three year secured $25,000,000 Revolving Credit Agreement, with a syndicate of three banks. The Agreement replaces the MXL Loan Agreement, the General Physics Revolving Credit Agreement and the Company's Term Loan Agreement. The Agreement bears interest at the prime rate or 1.75% over LIBOR. The borrowing formula is based upon eligible accounts receivable of General Physics and MXL, as well as various corporate assets. The Agreement contains certain covenants which, among other things, limit the amount and nature of certain expenditures by General Physics and MXL, and require the maintenance of certain financial ratios. At December 31, 1997, the Company is in violation of its fixed asset additions covenant. The Company has received a waiver for this violation. Under the Agreement, the full $25,000,000 of the Revolving Credit Agreement would be available to the Company and/or General Physics and/or MXL. At December 31,1997, the amount outstanding was approximately $7,051,000 and an additional $17,949,000 was available to be borrowed.

10.      Accounts payable and accrued expenses

Accounts payable and accrued expenses are comprised of the following (in thousands):


December 31,                                         1997             1996
--------------------------------------------------------------------------
Accounts payable                                 $ 15,133         $ 12,893
Payroll and related costs                           5,063            5,012
Interest                                              309              211
Other                                               5,010            4,763
--------------------------------------------------------------------------
                                                 $ 25,515         $ 22,879
--------------------------------------------------------------------------

11.      Long-term debt

   Long-term debt is comprised of the following (in thousands):

December 31,                                             1997             1996
------------------------------------------------------------------------------
8% Swiss Bonds, due 2000 (a)                         $  2,158         $  2,189
5% Convertible Bonds due 1999 (b)                       1,786            1,755
12% Subordinated Debentures due 1997 (c)                                 6,732
Term loan with banks (Note 9(a))                                         2,722
Senior Subordinated Debentures (d)                        842              811
Notes payable in connection with settlement
 of litigation (e)                                                         273
Term loan with bank (f)                                                  4,000
7% Convertible Notes (g)                                1,000            1,000
Equipment lease obligations (*)                           802              634
------------------------------------------------------------------------------
                                                        6,588           20,116
Less current maturities                                   342            9,309
------------------------------------------------------------------------------
                                                     $  6,246         $ 10,807
------------------------------------------------------------------------------

(*) Secured by assets held under capital lease obligations.

(a) In June 1995, the Company exchanged for various Swiss debt obligations an aggregate of SFr. 3,604,000 of 8% Swiss Bonds, due June 28, 2000 (the "8% Bonds"). The 8% Bonds were valued at $2,340,000, at the then exchange rate (after an original issue discount of 25%). The principal and interest on the 8% Bonds are payable either in cash or in shares of common stock of the Company, at the option of the Company.

(b) As a result of an exchange offer on July 12, 1993, the Company issued $3,340,080 principal amount of 5% Bonds which are convertible into shares of the Company's Common Stock. The Company recorded an original issue discount on the 5% Bonds of 10%. At December 31, 1997, $1,879,000 of the 5% Bonds were outstanding and convertible into 107,989 of the Company's Common Stock.

(c) During the third quarter of 1987, the Company issued $12,500,000 of Subordinated Debentures (Debentures) which matured in 1997. On September 30, 1997, the Company repaid in full the remaining outstanding Debentures.

(d) In August 1994, General Physics, as a result of the acquisition of substantially all the assets of SGLG issued $15 million of 6% Senior Subordinated Debentures, which have a carrying value of $12,032,000, net of a debt discount of $2,968,000. The debentures are unsecured and require payments of interest only on a quarterly basis through June 30, 1999, quarterly principal installments of $525,000 plus interest through June 30, 2004 and the balance of $4.5 million on June 30, 2004. The debentures are subordinated to borrowings under the line of credit agreement. At December 31, 1997, the carrying value of the debentures held by the Company was $11,190,000, which was eliminated in consolidation, and the remaining $842,000 of debentures were held by the public.

(e) Under the terms of an 1987 settlement agreement, the Company agreed to a series of payments in either cash or Common Stock of the Company. The final payment was made in January 1997.

(f) On March 26, 1997, the Company entered into a new Revolving Credit Agreement, replacing the Term Loan Agreement (see Note 9(b)).

(g) In July 1996, ADC issued convertible notes (the "Notes") in the principal amount of $1,000,000 in a private offering (the "Offering"). ADC received net proceeds of $950,000 from the Offering. The Notes mature on June 30, 2001, bear interest at the rate of 7% per annum, and are convertible into shares of common stock of ADC at a conversion price of $.25 per share. In connection with the Offering, the Company issued warrants to purchase an aggregate of 82,306 shares of the Company's common stock, exercisable at a price of $12.15 per share, provided that the warrants may only be exercised utilizing the Notes. In the event that the closing price of the common stock of ADC is at least $1.00 per share for at least 20 consecutive trading days, the Notes shall be subject to redemption at the election of ADC, at a redemption price of 100% of the principal amount called for redemption, together with accrued interest.

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

Aggregate annual maturities of long-term debt outstanding at December 31, 1997 for each of the next five years are as follows (in thousands):

                  1998                              $    342
                  1999                                 2,086
                  2000                                 2,426
                  2001                                 1,261
                  2002                                   263

12.      Employee benefit plans

(a) Effective December 31, 1991, the Plan participants would no longer accrue benefits under its Defined Benefit Pension Plan, but became eligible to participate in the Company's Savings Plan. During 1997, the Company announced its intention to terminate the Defined Benefit Pension Plan (the Plan). The Plan was terminated effective October 31, 1996, and settled in 1997. The termination was a "standard termination" as defined by the Pension Benefit Guaranty Corporation (the "PBGC"). In order to terminate the Plan in a standard termination, Plan assets must be sufficient to provide all benefit obligations under the Plan.

The Company provided additional funding to the Plan such that Plan assets were sufficient to satisfy all benefit liabilities under the Plan, with respect to each participant and each beneficiary of a deceased participant. This was accomplished by the purchase of irrevocable annuity contracts from an insurer, or by an alternative form of distribution provided for under the Plan.

The Company paid $1,500,000 to the Plan Sponsor in July 1997 to fully fund the Plan to satisfy its benefit obligations.

The pension expense  amounted to $278,000,  $400,000 and $26,000 for 1997, 1996,
1995, respectively.

The following table sets forth the funded status of the plan and the amount recognized in the Company's Consolidated Financial Statements (in thousands):

December 31,                                                 1996         1995
------------------------------------------------------------------------------
Actuarial present value of benefit plan obligations:
Accumulated benefit obligation (including
 vested benefits of $5,549 and $5,365)                   $ (5,549)     $(5,890)
------------------------------------------------------------------------------
Projected benefit obligation for service
 rendered to date                                        $ (5,549)     $(5,890)
Plan assets at fair value                                   4,482        4,353
------------------------------------------------------------------------------
Projected benefit obligation in excess
 of plan assets                                            (1,067)      (1,537)
Unrecognized net loss from past experience
 different from that assumed                                               911
Minimum pension liability                                                 (911)
Accrued pension cost included in
 accounts payable and accrued expenses
 in the consolidated balance sheets                      $ (1,067)     $(1,537)
------------------------------------------------------------------------------
The net periodic pension expense is as follows:
Service cost-benefits earned                             $             $
Interest cost on projected benefit obligations                376          420
Actual return on plan assets                                 (320)        (424)
Net amortization and deferral and other                       344           30
------------------------------------------------------------------------------
Net periodic pension expense                             $    400      $    26
------------------------------------------------------------------------------

The Company's assumptions used as of December 31, 1996 and 1995 in determining the pension cost and pension cost liability shown above were as follows:

                                                      1996             1995
                                                    -----------------------
                                                            Percent

Discount rate                                          7.25             7.25
Long-term rate of return on assets                    10.00            10.00

(b) Effective March 1, 1992, the Company adopted the 1992 401(k) Savings Plan (the Savings Plan).

The Company's Savings Plan is available to employees who have completed one year of service.

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

The Savings Plan is administered by a trustee appointed by the Board of Directors of the Company and all contributions are held by the trustee and invested at the participants' direction in various mutual funds. The Company's expense associated with the Savings Plan was $201,000, $246,000 and $223,000 in 1997, 1996 and 1995, respectively.

(c) General Physics maintains a Profit Investment Plan (the Plan) for employees who have completed ninety days of service with General Physics. The Plan permits pre-tax contributions to the Plan by participants pursuant to Section 401(k) of the Internal Revenue Code of 1% to 14% of base compensation. General Physics matches participants' contributions up to a specific percentage of the first 7% of base compensation contributed for employees who have completed one year of service with General Physics and may make additional matching contributions. On April 20, 1995, the Company and General Physics agreed to exchange shares of General Physics' common stock or other consideration, for shares of the common stock of the Company upon terms which would permit General Physics to match participants' contributions in shares of the Company's common stock up to 57% of monthly employee salary deferral contributions. Previously, General Physics had made contributions of its own common stock to the Plan equal to approximately 50% of monthly employee salary deferral contributions. During 1996 and 1995, the exchange included 245,126 and 176,171 shares, respectively, of General Physics' common stock and 116,591 and 98,251 shares, respectively of the common stock of the Company. On January 24, 1997, the Company acquired the remaining 48% of General Physics, and contributed 122,290 shares of the Company's common stock directly to the Plan during 1997. All contributions are held by a trustee and invested at the participant's direction in various mutual funds. Participants are fully vested in their own contributions and may withdraw such contributions at age 59 1/2 or earlier in the event of financial hardship. Amounts will otherwise be paid at retirement or in the event of death or disability. Employer contributions vest at a rate of 20% per year. The Company made matching contributions to the Plan for employees of the Company of approximately $1,121,000, $1,065,000 and $1,097,000 for the years ended December 31, 1997,
1996 and 1995, respectively.

13. Income taxes

For U.S. Federal income tax purposes, a parent corporation with an 80% or greater equity interest in its subsidiary may file a consolidated tax return. Accordingly, the Company and its greater than 80% owned subsidiaries will file a consolidated Federal income tax return for the year ended December 31, 1997. The subsidiaries in which the Company has an equity ownership between 50% and 80%, are consolidated for financial reporting purposes, but file separate U.S. Federal income tax returns for the year ended December 31, 1997.

The components of pretax income (loss) are as follows (in thousands):

Years ended December 31,                1997             1996              1995
-------------------------------------------------------------------------------
Continuing operations               $  2,730        $  11,244          $  5,819
Discontinued operation                                                   (2,941)

The Company does not have any material foreign operations.

The components of income tax expense (benefit) from continuing operations are as follows (in thousands):

Years ended December 31,                1997             1996              1995
-------------------------------------------------------------------------------
Current
 State and local                    $  1,200           $  315           $   221
 Federal tax expense                     135            1,409                37
-------------------------------------------------------------------------------
                                       1,335            1,724               258
-------------------------------------------------------------------------------
Deferred
 State and local                          11               39               206
 Federal tax expense (benefit)        (2,039)          (1,899)            1,323
-------------------------------------------------------------------------------
                                      (2,028)          (1,860)            1,529
-------------------------------------------------------------------------------
                                     $  (693)           $(136)          $ 1,787
-------------------------------------------------------------------------------

The deferred provision excludes activity in the net deferred tax assets relating to tax on appreciation in securities available-for-sale, which is recorded to stockholders' equity in the approximate amounts of $1,400,000 and $1,300,000 for the years ended December 31, 1997 and 1996, respectively.

The difference between the provision for income taxes computed at the statutory rate and the reported amount of tax expense attributable to consolidated earnings from continuing operations is as follows:

December 31,                                      1997        1996       1995
------------------------------------------------------------------------------
Federal income tax rate                           35.0%       35.0%      35.0%
State and local taxes net of Federal benefit      28.8         2.0        4.8
Items not deductible - primarily
 amortization of goodwill                         25.4         4.8       14.0
Net operating loss utilization                   (82.6)      (25.0)
Valuation allowance adjustment                   (32.9)      (19.0)     (22.6)
General Physics acquisition of SGLG                                      33.0
Other                                               .9         1.0        (.5)
------------------------------------------------------------------------------
Effective tax rate                               (25.4)%      (1.2%)     30.7%
------------------------------------------------------------------------------

In 1995, the Company recorded an income tax expense of $1,787,000. The current income tax provision of $258,000 reflected above, represents the estimated taxes payable by the Company for the year ended December 31, 1995. The deferred income tax provision of $1,529,000 represents the deferred taxes of General Physics, the Company's then 51% owned subsidiary.

In 1996, the Company recorded an income tax benefit of $136,000. The current income tax provision of $1,724,000 reflected above, represents the estimated taxes payable by General Physics, the Company's then 52% owned subsidiary. The deferred income tax benefit of $1,860,000 results from utilization of net operating loss carryovers and a reduction in the valuation allowance, among other factors. The decrease of $2,673,000 in the valuation allowance in 1996 was attributable in part to the utilization of the Company's net operating loss carryforwards, and to the Company's expectation of generating sufficient taxable income that will allow for the realization of a portion of its deferred tax assets.

In 1997, the Company recorded an income tax benefit of $693,000. The current income tax provision of $1,335,000 reflected above, represents the estimated taxes payable by the Company for the year ended December 31, 1997. The deferred income tax benefit of $2,028,000 results primarily from the utilization of net operating loss carryovers and a reduction in the valuation allowance. The decrease of $3,153,000 in the valuation allowance in 1997 was attributable in part to the utilization of the Company's net operating loss carryforwards, and to the Company's expectation of generating sufficient taxable income that will allow for the realization of a portion of its deferred tax assets.

As of December 31, 1997, the Company has approximately $13,657,000 of net operating loss carryovers consisting of $9,644,000 with respect to net operating losses generated from the Company's consolidated tax return and $4,013,000 generated by ADC as a separate tax filer for Federal income tax return purposes. These carryovers expire in the years 2005 through 2012. In addition, the Company has approximately $3,800,000 of available credit carryovers of which approximately $2,800,000 expire in the years 1998 through 2003, and approximately $1,100,000 of which may be carried over indefinitely. The tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities that are included in the net deferred tax assets are summarized as follows:

December 31,                                            1997             1996
-----------------------------------------------------------------------------
Deferred tax assets:
Accounts receivable, principally due
 to allowance for doubtful accounts                  $   827          $   663
Inventory                                                127              165
Lawsuit settlements                                                       117
Accrued expenses                                         505              495
Net operating loss carryforwards                       5,259            7,037
Tax credit carryforwards                               3,808            3,627
-----------------------------------------------------------------------------
Deferred tax assets                                   10,526           12,104
-----------------------------------------------------------------------------
Deferred tax liabilities:
Property and equipment, principally due to
 differences in depreciation                           1,361            1,088
Unrealized exchange gain                               1,323            1,272
Prepaid expenses                                          22              157
Unrealized marketable security gain                      484            2,404
Investment in partially owned companies                3,813            1,109
-----------------------------------------------------------------------------
Deferred tax liabilities                               7,003            6,030
-----------------------------------------------------------------------------
Net deferred tax assets                                3,523            6,074
-----------------------------------------------------------------------------
Less valuation allowance                              (2,422)          (5,575)
-----------------------------------------------------------------------------
Net deferred tax asset                              $  1,101         $    499
-----------------------------------------------------------------------------
Included in the balance sheets as:
Current liabilities  *                              $                $   (344)
Deferred tax asset                                     1,101              843
-----------------------------------------------------------------------------
                                                    $  1,101         $    499
-----------------------------------------------------------------------------

* Relates to General Physics, a 52% owned subsidiary at December 31, 1996, not included in the Company's consolidated Federal income tax return in 1996.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the Company's projection of future taxable income, attributable in part to the merger with General Physics (see Note 2) which will allow General Physics to be included in the consolidated tax return of the Company, and to unrealized gains on the Company's investments expected to be realized in the future, management believes it is more likely than not that the Company will realize the benefits of deferred tax assets of $1,101,000, and has recorded this amount as an asset as of December 31, 1997.

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

15.      Common Stock, stock options, warrants and other shares reserved

(a) Under the Company's non-qualified stock option plan, employees and certain other parties may be granted options to purchase shares of common stock. The options may be granted at a price not less than 85% of the fair market value of the common stock on the date of grant and are exercisable over periods not exceeding ten years from the date of grant. Shares of common stock are also reserved for issuance pursuant to other agreements, as described below. Changes in options and warrants outstanding during 1995, 1996, and 1997, options and warrants exercisable and shares reserved for issuance at December 31, 1995, 1996, and 1997 are as follows:

                                                    Common Stock
Options and warrants                Price Range     Number      Weighted-Average
outstanding                         per share       of share    Exercise Price
--------------------------------------------------------------------------------
December 31, 1994               $9.00  -    24.00    1,077,055
--------------------------------------------------------------------------------
Granted                          8.375-      8.50      451,239     $  8.41
Exercised
Terminated                       9.00  -    20.50     (651,182)      12.16
--------------------------------------------------------------------------------
December 31, 1995                8.375-     24.00      877,072        9.03
--------------------------------------------------------------------------------
Granted                          7.69  -    10.00      551,657        9.31
Exercised                        8.375-      9.00         (800)       8.51
Terminated                       8.375-     22.50     (232,536)       9.55
--------------------------------------------------------------------------------
December 31, 1996                7.69  -    24.00    1,195,393        9.05
--------------------------------------------------------------------------------
Granted                          4.68  -    11.15    1,578,715        7.85
Exercised                        4.68  -     9.00      (21,573)       8.17
Terminated                       7.75  -    12.00     (144,026)       8.87
-------------------------------------------------------------------------------
December 31, 1997                4.68  -    24.00    2,608,509        8.35
-------------------------------------------------------------------------------
Options and warrants
 exercisable December 31, 1995   8.37  -    24.00      770,685        9.07
-------------------------------------------------------------------------------
December 31, 1996                8.375-     24.00    1,023,158        8.85
-------------------------------------------------------------------------------
December 31, 1997                4.68  -    24.00    1,234,984        8.72
-------------------------------------------------------------------------------
Shares reserved for issuance
December 31, 1995                                    2,106,665
-------------------------------------------------------------------------------
December 31, 1996                                    3,523,960
-------------------------------------------------------------------------------
December 31, 1997                                    2,756,853
-------------------------------------------------------------------------------

                                             Class B Common Stock
Options and warrants        Price Range      Number             Weighted-Average
outstanding                 per share        of shares          Exercise Price
-------------------------------------------------------------------------------
December 31, 1994               $9.00               387,500
-------------------------------------------------------------------------------
Granted                          8.50               125,000               $8.50
Exercised
Terminated
----------
December 31, 1995                8.50 -9.00         512,500                8.88
-------------------------------------------------------------------------------
Granted                          8.69               375,000                8.69
Exercised
Terminated
----------
December 31, 1996                8.50 -9.00         887,500                8.80
-------------------------------------------------------------------------------
Granted
Exercised
Terminated
----------
December 31, 1997                8.50 -9.00         887,500                8.80
-------------------------------------------------------------------------------
Options and warrants
 exercisable December 31, 1995   8.50 -9.00         512,500                8.91
-------------------------------------------------------------------------------
December 31, 1996                8.50 -9.00         595,625                8.87
-------------------------------------------------------------------------------
December 31, 1997                8.50 -9.00         762,250                8.82
-------------------------------------------------------------------------------
Shares reserved for
 issuance December 31, 1995                         512,500
-------------------------------------------------------------------------------
December 31, 1996                                   950,000
-------------------------------------------------------------------------------
December 31, 1997                                   950,000
-------------------------------------------------------------------------------

At December 31, 1997, the weighted average remaining contractual life of all outstanding options was 6 years.

At December 31, 1997, 1996, and 1995, options outstanding included 829,334, 629,334 and 629,334 shares for two officers who are principal shareholders of the Company.

Class B Common stock aggregating 887,500, 887,500 and 512,500 shares at December 31, 1997, 1996 and 1995, respectively, were reserved for issuance to these same two officers in 1995 and for three officers of the Company, two of whom are principal shareholders of the Company, at December 31, 1997 and 1996.

The holders of common stock are entitled to one vote per share and the holders of Class B Common stock are entitled to ten votes per share on all matters without distinction between classes, except when approval of a majority of each class is required by statute. The Class B Common stock is convertible at any time, at the option of the holders of such stock, into shares of common stock on a share-for-share basis. Common shares reserved for issuance at December 31, 1997, 1996, and 1995 include 950,000, 950,000 and 512,500 shares, respectively in connection with Class B shares. At December 31, 1997, 1996, and 1995, shares reserved for issuance were primarily related to shares reserved for options, warrants and the conversion of long-term debt.

(b) Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below (in thousands, except per share amount):

                                                 1997          1996        1995
                                                 ----          ----        ----

Net income                   As reported      $ 3,423       $11,380      $1,012
                             Pro forma          1,344         9,927        (416)

Basic earnings (loss)
 per share
                             As reported          .33          1.55        .15
                             Pro forma            .13          1.35       (.06)

Diluted earnings (loss)
 per share
                             As reported          .31          1.54        .15
                             Pro forma            .12          1.34       (.06)

Pro forma net income reflects only options granted since 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

At December 31, 1997, 1996 and 1995, the per share weighted-average fair value of stock options granted was $4.32, $3.64 and $3.94, respectively on the date of grant using the modified Black Scholes option-pricing model with the following weighted-average assumptions: 1997 - expected dividend yield 0%, risk-free interest rate of 6.37%, expected volatility of 43.1 % and an expected life of
7.7 years; 1996 - expected dividend yield 0%, risk-free interest rate of 6%, expected volatility of 39.1%, and an expected life of 4.5 years; 1995 - expected dividend yield 0%, risk-free interest rate of 5.9%, expected volatility of 44.9%, and an expected life of 4.5 years.

(c) In the fourth quarter of 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earning per Share". (SFAS
128), as required, and restated the previously reported earnings per share in conforming with SFAS 128. The new standard specifies the computation, presentation and disclosure requirements for earnings per share.

Earnings per share (EPS) for the years ended December 31, 1997, 1996 and 1995 are as follows (in thousands, except per share amounts):

                                                  1997          1996       1995
                                                  ----          ----       ----
Basic EPS
         Net income                          $   3,423      $ 11,380   $  1,012
         Weighted average shares
          outstanding                           10,457         7,339      6,638
         Basic earnings per share            $     .33      $   1.55   $    .15

Diluted EPS
         Net income                          $   3,423      $ 11,380   $  1,012

         Weighted average shares
          outstanding                           10,457         7,339      6,638
         Dilutive effect of stock options
          and warrants                             430            69
                                            ----------     ---------   --------
         Weighted average shares
          outstanding, diluted                  10,887         7,408      6,638

         Diluted earnings per share          $     .31      $   1.54   $    .15

Basic earnings per share are based upon the weighted average number of common shares outstanding, including Class B common shares, during the period. Class B common stockholders have the same rights to share in profits and losses and liquidation values as common stock holders. Diluted earnings per share are based upon the weighted average number of common shares outstanding during the period, assuming the issuance of common shares for all dilutive potential common shares outstanding.

For the year ended December 31, 1995, the Company had basic and diluted loss per share from discontinued operation of $(.44) and basic and diluted loss from extraordinary item of $(.01).

16.      Business segments

The operations of the Company consist of the following business segments:

Physical Science Group - performance improvement services to Fortune 500 companies, manufacturing and process industries, electric power utilities and other commercial and governmental customers; Distribution Group - wholesale distribution of home decorating, hardware and finishing products; Optical Plastics Group - the manufacture and distribution of coated and molded plastic products.

The following tables set forth the sales and operating results attributable to each line of business and include a reconciliation of the groups' sales to consolidated sales and operating results to consolidated income from operations before income taxes, discontinued operation and extraordinary item for the periods presented (in thousands):


Years ended December 31,                      1997          1996         1995
-----------------------------------------------------------------------------
Sales
Physical Science                          $140,620      $117,183     $107,549
Distribution                                82,300        76,102       65,098
Optical Plastics                            10,362         8,781       10,949
Other (principally ADC)                      1,519         1,734        1,429
-----------------------------------------------------------------------------
                                          $234,801      $203,800     $185,025
-----------------------------------------------------------------------------
Operating results
Physical Science                          $  9,603      $  6,504     $  4,854
Distribution                                 2,230         1,767        1,374
Optical Plastics                             1,864         1,485        2,661
Other (principally ADC)                       (691)       (1,287)      (1,575)
-----------------------------------------------------------------------------
Total operating profit                      13,006         8,469        7,314
Interest expense                            (4,075)       (4,358)      (5,019)
Corporate general and administrative
 expenses and Investment and other
 income, net                                (6,201)        7,133        3,524
-----------------------------------------------------------------------------
Income from operations before
 income taxes, discontinued operation
 and extraordinary item                   $  2,730    $   11,244    $   5,819
-----------------------------------------------------------------------------

Operating profits represent gross revenues less operating expenses. In computing operating profits, none of the following items have been added or deducted; general corporate expenses at the holding company level, foreign currency transaction gains and losses, investment income and interest expense. General corporate expenses at the holding company level, which are primarily salaries, occupancy costs, professional fees and costs associated with being a publicly traded company, totaled approximately $5,246,000, $6,170,000 and $6,173,000 for the years ended December 31, 1997, 1996 and 1995 respectively. For the years ended December 31, 1997, 1996 and 1995, sales to the United States government and its agencies represented approximately 26%, 27% and 31%, respectively, of sales.

Additional information relating to the Company's business segments is as follows (in thousands):

December 31,                                      1997        1996        1995
------------------------------------------------------------------------------
Identifiable assets
Physical Science                              $100,548    $ 83,414   $  82,022
Distribution                                    41,530      47,243      44,400
Optical Plastics                                10,197      12,453      12,267
Corporate and other                             38,337      32,917      12,681
Assets relating to discontinued operation                                  350
------------------------------------------------------------------------------
                                              $190,612    $176,027    $151,720
------------------------------------------------------------------------------
Years ended December 31,                          1997        1996        1995
------------------------------------------------------------------------------
Additions to property,
 plant, and equipment, net
Physical Science                              $  2,307    $  1,976    $  1,555
Distribution                                       275         522         352
Optical Plastics                                   939         201
Corporate and other                                193         (21)         39
Discontinued operation, net                                               (505)
------------------------------------------------------------------------------
                                              $  3,714    $  2,678    $  2,006
------------------------------------------------------------------------------
Years ended December 31,                          1997        1996        1995
------------------------------------------------------------------------------
Depreciation and amortization
Physical Science                              $  3,121    $  2,404    $  1,785
Distribution                                     1,195       1,125       1,069
Optical Plastics                                   488          66         788
Corporate and other                              1,063         474         674
Discontinued operation
------------------------------------------------------------------------------
                                               $ 5,867     $ 4,069   $   4,316
------------------------------------------------------------------------------

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

The estimated fair value for the Company's major long-term debt components are as follows (in thousands):

                                   December 31, 1997       December 31, 1996
                                Carrying    Estimated   Carrying     Estimated
                                  amount   fair value     amount    fair value

8% Swiss Bonds due 2000          $ 2,158      $ 1,942     $ 2,189      $ 1,883
5% Convertible Bonds               1,786        1,661       1,755        1,632
12% Subordinated Debentures                                 6,732        5,386
7% Convertible Note                1,000        1,000       1,000        1,000
Other long-term debt               1,644        1,644       8,440        8,440

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

In April 1996, the Company sold 1,000,000 shares of Duratek common stock, including 250,000 shares that were included in marketable securities at December 31, 1995. As a result, the Company received proceeds of $17,700,000 and recognized a gain of $12,200,000. In 1995, the Company recognized a $3,183,000 gain on the transfer of the 250,000 shares of Duratek common stock to marketable securities, representing the excess of the quoted market value of such shares on the date of transfer over the Company's cost. In the second half of 1996, the Company transferred an additional 250,000 shares from long-term investments available- for- sale, to trading securities, resulting in the recognition of a $3,314,000 gain, representing the net excess of the quoted market price of such shares at December 31, 1996, over the Company's cost at the time of transfer and subsequent changes in market value of these shares. At December 31, 1996, the Company was permitted to sell approximately 475,000 shares of Common Stock of Duratek pursuant to various agreements. At December 31, 1996, the Company had determined to sell promptly 250,000 shares of its Duratek Common Stock in 1997 pursuant to various agreements, and therefore, classified such securities in the trading category.

In 1997, the Company recognized a net $689,000 gain. The gain is the result of a $828,000 gain on the transfer from long-term investments to trading securities partially offset by a $139,000 realized loss on the sale of Duratek common stock. In 1997, the Company sold 305,750 shares of Duratek common stock, and received net proceeds of $2,756,000. At December 31, 1997, the Company had determined to sell promptly 100,000 shares of Duratek common stock in 1998, and therefore, classified such securities in the trading category. Under the Company's current bank agreement, it is permitted to sell 600,000 shares of Duratek common stock in 1998.

The   gross   unrealized   holding   gains   (losses)   and   fair   value   for
available-for-sale securities were as follows (in thousands):

                                                Gross
                                             unrealized holding
                            Cost        gains        (losses)       Fair Value
Available-for-sale
  equity securities:

December 31, 1997         $2,200         $9,834     $                  $12,034
------------------------------------------------------------------------------
December 31, 1996         $1,601          4,722     $     (91)         $ 6,232
------------------------------------------------------------------------------
December 31, 1995         $2,210                    $  (1,440)         $   770
------------------------------------------------------------------------------

Differences between cost and market of $6,630,000 and $3,324,000, net of taxes at December 31, 1997 and 1996, respectively, were credited to a separate component of shareholders' equity called Net unrealized gain on available-for-sale securities.

Gross realized (losses) gains included in income in 1997 and 1996 were $(139,000) and $9,150,000, respectively. In 1997 and 1996, the Company did not have gross realized gains and losses, respectively.

The Company did not realize any gains or losses on available-for-sale securities for the year ended December 31, 1995.

19.      Commitments and contingencies

(a) The Company has several noncancellable leases which cover real property, machinery and equipment and certain manufacturing facilities. Such leases expire at various dates with, in some cases, options to extend their terms.

Minimum rentals under long-term operating leases are as follows(in thousands):
                          Real               Machinery &
                       property                equipment              Total
1998                    $ 4,661                  $ 1,627             $ 6,288
1999                      3,351                    1,418               4,769
2000                      3,144                      895               4,039
2001                      2,310                      546               2,856
2002                      2,232                      408               2,640
After 2002                4,003                      147               4,150
----------------------------------------------------------------------------
Total                   $19,701                   $5,041             $24,742
----------------------------------------------------------------------------

Several of the leases contain provisions for rent escalation based primarily on increases in real estate taxes and operating costs incurred by the lessor. Rent expense for real and personal property was approximately $7,603,000, $6,745,000 and $5,598,000 for 1997, 1996 and 1995, respectively.

(b) In February 1986, Duratek completed its initial public offering of common stock. In connection with Duratek's public offering, the Company issued to certain officers of Duratek and the Company 358,609 options for the purchase of Duratek common stock owned by the Company at a price equal to the greater of (a) $1.75 per share or (b) the net book value per share of Duratek's common stock as of the end of the most recently completed fiscal quarter which ends not less than 60 days before the date of exercise of such option. In 1991, an additional 270,000 options for the purchase of Duratek common stock owned by the Company at a price of $1.90 per share were issued to certain employees and officers of the Company. In 1994, an additional 20,000 options were granted at a price of $3.50 per share. Through December 31, 1997, 322,086 options under the plan were exercised, 43,723 were canceled, and at December 31, 1997, 278,800 options are currently exercisable and 282,800 options are currently outstanding. At December 31, 1997, the Company owned 12.3% of Duratek (See Note 3).

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



GP Strategies                                   Supplementary Data
Corporation
and Subsidiaries


SELECTED QUARTERLY FINANCIAL DATA

(unaudited)                                                                     (in thousands, except per share data)
                                                                                                 three months ended

                    March 31,    June 30,    Sept. 30,     Dec. 31,   March 31,         June 30,         Sept. 30,        Dec. 31,
                      1997        1997         1997           1997       1996             1996              1996               1996
----------------------------------------------------------------------------------------------------------------------------------
Sales               $54,760     $60,590      $62,711      $56,740     $48,156          $51,048           $53,332          $51,264
Gross margin          8,216       9,193        9,387        8,433       7,092            7,744             8,077            7,329
Net income (loss)      (986)      1,633        1,954          822          83           10,803               752             (258)

Net income (loss)
 per share:

Basic                 (.10)         .15          .18          .08         .01              1.46              .10             (.03)
Diluted               (.10)         .15          .18          .07         .01              1.43              .10             (.03)
-----------------------------------------------------------------------------------------------------------------------------------





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.
                                    PART III

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

   (a)(1)The following financial statements are included in Part II, Item 8. Financial Statements and Supplementary Data:

                  FINANCIAL STATEMENTS OF GP STRATEGIES CORPORATION
                  AND SUBSIDIARIES:
                                                                          Page
Independent Auditors' Report                                               31

Financial Statements:

Consolidated Balance Sheets -
December 31, 1997 and 1996                                                 32

Consolidated Statements of Operations -
Years ended December 31, 1997, 1996 and 1995                               34

Consolidated Statements of Changes in Stockholders' Equity -
Years ended December 31, 1997, 1996 and 1995                               35

Consolidated Statements of Cash Flows -
Years ended December 31, 1997, 1996 and 1995                               37

Notes to Consolidated Financial Statements                                 40

(a)(2) Financial Statement Schedules

           Schedules have been omitted and if required will be filed in an amendment to the Form 10-K

(a)(3) Exhibits

          Consent of KPMG Peat Marwick LLP, Independent Auditors

(b) There were no Reports on Form 8-K filed by the Registrant during the last quarter of the period covered by this report

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GP STRATEGIES CORPORATION

                                        Jerome I. Feldman
                                        President and Chief
                                        Executive Officer

Dated: March 31, 1998

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

Jerome I. Feldman                           President, Chief Executive
                                            Officer and Director
                                            (Principal Executive Officer)

Martin M. Pollak                            Executive Vice President
                                            and Treasurer and Director

Scott N. Greenberg                          Vice President and Chief
                                            Financial Officer and Director

Ogden R. Reid                               Director

John C. McAuliffe                           Director

Herbert R. Silverman                        Director

                                        5
                                INDEX TO EXHIBITS

              The following is a list of all exhibits filed as part of this Report.

                                                                    SEQUENTIAL
EXHIBIT NO.                DOCUMENT                                  PAGE NO.

3.1                     Amendment to the Registrant's Restated
                        Certificate of Incorporation filed on March
                        5, 1998.*

3.2                     Amended By-Laws of the Registrant.
                        Incorporated by reference to Exhibit 3 of the Registrants Form 10-Q for the third quarter ended September 30, 1997.

10.1 1973 Non-Qualified Stock Option Plan of the Registrant, as amended on March 1, 1998.*

10.2 Registrant's 401(k) Savings Plan, dated January 29, 1992, effective March 1, 1992. Incorporated herein by reference to Exhibit
                        10.12 of the Registrant's Annual Report on
                        Form 10-K for the year ended December 31, 1991.

10.3 Amended and Restated Loan Agreement dated August 18, 1997 by and among Five Star Group, Inc., Summit Bank, The Dime Savings Bank of New York and Fleet Bank, National Association as Administrative and Collateral Agent for such banks. Incorporated herein by reference to Exhibit 2 of the Registrant's Form 10-Q for the third quarter ended September 30, 1997.

10.4 $25,000,000 Credit Agreement dated March 26, 1997 by and among GP Strategies Corporation, General Physics Corporation, GP Environmental Services, Inc., General Physics Federal Systems, Inc. and MXL Industries, Inc. the banks signatory thereto and Fleet Bank, National Association as Administrative Agent and Collateral Agent for such banks. Incorporated herein by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.


10.5 Stock Purchase Agreement dated as of January 24, 1995 among Carlyle Partners II, L.P., Carlyle International Partners III, L.P., C/S International Partners, Carlyle-GTSD Partners, L.P., Carlyle-GTSD Partners II, L.P. and GTS Duratek, Inc. and the Registrant. Incorporated herein by reference to
                        Exhibit 4.1 to the Registrants Form 8-K
                        dated January 24, 1995.

10.6 Stockholders Agreement dated as of January 24, 1995 by and among GTS Duratek, Inc., Carlyle Partners II, L.P., Carlyle International Partners III, L.P., C/S International Partners, Carlyle-GTS
                        Partners, L.P., and the Registrant.
                        Incorporated herein by reference to Exhibit
                        4.2 to the Registrants Form 8-K dated
                        January 24, 1995.

10.7 Registration Rights Agreement dated as of January 24, 1995 by and among GTS Duratek, Inc., Carlyle Partners II, L.P., Carlyle International Partners III, L.P., C/S International Partners, Carlyle-GTS
                        Partners, L.P., and the Registrant.
                        Incorporated
                        herein by reference to Exhibit 4.3 to the Registrants Form 8-K dated January 24, 1995.

10.8 Agreement and Plan of Merger, dated as of November 19, 1996, among the Registrant, General Physics Corporation ("GPC") and GPX Acquisition, Inc. ("GPX"). Incorporated herein by reference to Exhibit 99.1 to the Registrant's Form S-4 filed on November 26, 1996.

10.9 Amendment No. 1, dated as of December 18, 1996, to the Agreement and Plan of Merger dated November 19, 1996 among the Registrant, GPC and GPX. Incorporated herein by reference to Exhibit 2.2 to the Registrant's Form S-4 filed on December 19, 1996.

10.10 Rights Agreement, dated as of June 23, 1997, between National Patent Development Corporation and Harris Trust Company of New York, as Rights Agent, which includes, as Exhibit A thereto, the Resolution of the Board of Directors with respect to Series A Junior Participating Preferred Stock, as Exhibit B thereto, the form of Rights Certificate and as Exhibit C thereto the form of Summary of Rights. Incorporated herein by reference to Exhibit 4.1 of the Registrant's Form 8-K filed on July 17, 1997.

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