Form 10-K/A
period 1997-12-31
GP STRATEGIES CORP
filed 1998-04-30
CIK 70415

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K ARE HEREBY AMENDED AND RESTATED IN THEIR ENTIRETY AS
                  FOLLOWS:



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


(a)(2) Financial Statement Schedule

          Schedule II - Valuation and Qualifying Accounts              i

          Independent Auditors' Report                                 ii

(a)(3) Exhibits

          Consent of KPMG Peat Marwick LLP, Independent Auditors       *


(b) There were no Reports on Form 8-K filed by the Registrant during the last quarter of the period covered by this report.

* Filed herewith.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   SCHEDULE II


Valuation and qualifying accounts (in thousands)


                                                                  Additions
                                              Balance at           Charged to                            Balance at
                                               Beginning           Costs &                               End of
                                             of Period            Expenses             Deductions(a)     Period

Year ended December 31, 1997:
 Allowance for doubtful accounts (b)             $2,155               $1,608               $  (981)         $2,782


Year ended December 31, 1996:
 Allowance for doubtful accounts (b)             $3,066               $1,036               $(1,947)         $2,155


Year ended December 31, 1995:
 Allowance for doubtful accounts (b)             $2,092               $2,077               $(1,103)         $3,066




(a) Write-off of uncollectible accounts, net of recoveries.

(b) Deducted from related asset on Balance Sheet.

                          INDEPENDENT AUDITORS' REPORT





The Board of Directors and Stockholders
GP Strategies Corporation

Under date of March 17, 1998, we reported on the consolidated balance sheets of GP Strategies Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the Annual Report on Form 10-K for the year ended 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                     KPMG Peat Marwick LLP


New York, New York
March 17, 1998

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            GP STRATEGIES CORPORATION


                                            BY:  Jerome I. Feldman
                                                 President and Chief
                                                 Executive Officer

Dated: April 30, 1998