Form 10-Q
period 1998-03-31
GP STRATEGIES CORP
filed 1998-05-15
CIK 70415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended March 31, 1998

                                       or

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

                           Yes      X                         No


Number of shares outstanding of each of issuer's classes of common stock as of May 12, 1998:


Common Stock                                     10,777,562 shares
Class B Capital                                      62,500 shares

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                       Page No.

Part I.  Financial Information


         Consolidated Condensed Balance Sheets -
             March 31, 1998 and December 31, 1997                          1

         Consolidated Condensed Statements of Operations-
             Three Months Ended March 31, 1998 and 1997                    3

         Consolidated Condensed Statements of Cash Flows -
             Three Months Ended March 31, 1998 and 1997                    4

         Notes to Consolidated Condensed Financial
             Statements                                                    6

         Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           9

         Qualification Relating to Financial Information                  13

Part II. Other Information                                                14

Signatures                                                                15

                          PART I. FINANCIAL INFORMATION

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (in thousands)

                                                      March 31,     December 31,
                                                        1998             1997
                 ASSETS                             (unaudited)           *

Current assets

Cash and cash equivalents                             $  12,348       $  12,375
Marketable securities                                     1,250           1,350
Accounts and other receivables                           51,020          42,720
Inventories                                              27,948          24,842
Costs and estimated earnings
 in excess of billings on uncompleted contracts          10,384           7,726
Prepaid expenses and other current assets                 3,801           3,565
                                                     ----------       ----------

Total current assets                                    106,751          92,578
                                                      ---------       ----------

Investments and advances                                 27,123          28,093
                                                     ----------       ----------

Property, plant and equipment, at cost                   41,080          39,759
Less accumulated depreciation                           (30,899)        (30,027)
                                                     ----------        ---------
                                                         10,181           9,732
                                                     ----------        ---------

Intangible assets, net of accumulated amortization
 of $32,847 and $32,184                                  55,614          55,725
                                                     ----------        ---------
Deferred tax asset                                        1,224           1,101
                                                    -----------        ---------
Other assets                                              4,462           3,383
                                                    -----------        ---------
                                                       $205,355        $190,612
                                                       ========         ========



* The Consolidated Condensed Balance Sheet as of December 31, 1997 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.

See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                 (in thousands)


                                                  March 31,        December 31,
                                                    1998                 1997
LIABILITIES AND STOCKHOLDERS' EQUITY             (unaudited)             *

Current liabilities

Current maturities of long-term debt              $     294         $       342
Short-term borrowings                                32,381              23,945
Accounts payable and accrued expenses                29,591              25,515
Billings in excess of costs and estimated
 earnings on uncompleted contracts                    8,638               7,979
                                                  ---------          ----------

Total current liabilities                            70,904              57,781
                                                   --------           ---------

Long-term debt less current maturities                5,640               6,246
                                                  ---------           ---------

Minority interests and other                              2                   2
                                                -----------        ------------

Stockholders' equity

Common stock                                            108                 108
Class B capital stock                                     1                   1
Capital in excess of par value                      159,506             158,676
Deficit                                             (35,545)            (37,336)
Net unrealized gain on available-
 for-sale securities                                  6,391               6,630
Treasury stock, at cost                              (1,652)             (1,496)
                                                  ----------         -----------
Total stockholders' equity                          128,809             126,583
                                                  ---------           ---------
                                                   $205,355            $190,612
                                                   ========            ========

* The Consolidated Condensed Balance Sheet as of December 31, 1997 has been summarized from the Company's audited Consolidated Balance sheet as of that date.

   See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                      (in thousands, except per share data)

                                                               Three months
                                                              ended March 31,
                                                          1998            1997

Sales                                                $  62,859        $ 54,760
Costs of goods sold                                     53,394          46,544
                                                     ---------        --------
Gross margin                                             9,465           8,216

Selling, general and administrative expenses            (7,690)         (7,411)

Interest expense                                          (888)           (998)

Investment and other income, net                           443             773

Gain (loss) on trading securities                          739          (1,875)

Minority interest                                                           25

Income (loss) before income taxes                        2,069          (1,270)

Income tax benefit (expense)                              (278)            284
                                                    ----------       ---------

Net income (loss)                                    $   1,791       $    (986)
                                                     =========       =========

Net income (loss) per share
Basic                                                $   .17        $    (.10)
Diluted                                                  .15             (.10)




   See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (in thousands)


                                                                  Three months
                                                                 ended March 31,

                                                             1998          1997
                                                           ---------    -------
Cash flows from operations:

Net income (loss)                                       $   1,791       $  (986)
Adjustments to reconcile net income to net cash
 provided by (used for) operating activities:
Issuance of stock for profit incentive plan                   296
Depreciation and amortization                               1,535         1,291
Loss (gain) on trading securities                            (739)        1,875
Equity loss on investments                                    430           225
Proceeds from sale of trading securities                      959
Deferred income taxes                                                      (400)
Changes in other operating items                           (9,565)       (7,657)
                                                        ---------     ---------
Net cash used for operations                               (5,293)       (5,652)
                                                        ---------     ---------

Cash flows from investing activities:

Additions to property, plant and equipment                 (1,321)         (612)
Additions to intangible assets                               (552)       (2,270)
Reduction in (additions to) investments and
 other assets, net                                         (1,021)           59
                                                         --------     ---------
Net cash used for investing activities                     (2,894)       (2,823)
                                                         --------      --------

Cash flows from financing activities:

Net proceeds from short-term borrowings                     8,436         6,060
Payments of long-term debt                                   (154)         (532)
Exercise of common stock options and warrants                  34
Repurchase of treasury stock                                 (156)
                                                         --------
Net cash provided by financing activities                   8,160         5,528
                                                         --------      --------

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

                                 (in thousands)


                                                               Three months
                                                              ended March 31,
                                                            1998         1997

Net decrease in cash and cash
 equivalents                                           $    (27)    $  (2,947)
Cash and cash equivalents at the
 beginning of the periods                                 12,375        22,677
                                                       ---------      --------
Cash and cash equivalents at the end
 of the periods                                        $  12,348      $ 19,730
                                                       ---------      --------

Supplemental disclosures of cash flow information:

Cash paid during the periods for:
  Interest                                              $  1,046      $  1,147
                                                        ========      ========
  Income taxes                                         $     430     $     498
                                                       =========     =========


Supplemental schedule of non-cash transactions:

Issuance of common stock related to the
 acquisition of General Physics Corporation                           $(25,228)

Additions to intangible assets                                          15,154

Reduction of minority interest                                          10,074




   See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Earnings per share

         In the fourth quarter of 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS
128), as required, and restated the previously reported earnings per share in conforming with SFAS 128.

2.       Inventories

         Inventories are valued at the lower of cost or market, principally using the first-in, first-out (FIFO) method. Inventories consisting of material, labor, and overhead are classified as follows (in thousands):

                                        March 31,               December 31,
                                            1998                      1997
Raw materials                         $      727                $      619
Work in process                              218                       252
Finished goods                            27,003                    23,971
                                       ---------                  --------
                                        $ 27,948                  $ 24,842
                                        ========                  ========

3.       Long-term debt

         Long-term debt consists of the following (in thousands):

                                        March 31,                December 31,
                                           1998                      1997
8% Swiss bonds due 2000               $   2,098                 $   2,158
5% convertible bonds due 1999             1,801                     1,786
7% convertible note due to 2001             500                     1,000
Other                                     1,535                     1,644
                                      ---------                 ---------
                                          5,934                     6,588
Less current maturities                     294                       342
                                      ---------                 ---------
                                       $  5,640                  $  6,246
                                       ========                  ========

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

4.       Comprehensive income

         The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130. "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in general purpose financial statements for the year ended December 31, 1998. The following are the components of comprehensive income (in thousands):

                                                    Three Months Ended
                                                   March 31,        March 31,
                                                      1998             1997
                                                   ---------        -------
Net income (loss)                                 $  1,791         $   (986)
Other comprehensive income (loss), net of tax:
 Net unrealized (loss) on
  available-for-sale-securities                       (239)            (792)
                                                  --------         --------
         Comprehensive income (loss)              $  1,552          $(1,778)
                                                  ========          =======

The components of accumulated other comprehensive income, net of related tax are as follows:

                                                   March 31,        December 31,
                                                     1998               1997
Net unrealized gain on
  available-for-sale-securities                   $  6,391           $  6,630
                                                  --------           --------
         Accumulated other comprehensive income   $  6,391           $  6,630
                                                  ========           ========

5.       Subsequent events

(a) In April 1998, Interferon Sciences, Inc. (ISI), a 12% investment of the Company which is accounted for as a combination of long-term investments carried at cost and as long-term available-for-sale equity securities carried at market value, experienced a significant decrease in market price of its common stock. The price was $7.13 per share on March 31, 1998 as compared to $1.50 per share on May 13, 1998. At March 31, 1998, the Company owned a total of 1,854,286 shares of ISI common stock, of which approximately 608,000 shares were marked to market.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

5.       Subsequent events (Continued)

(b)On April 29, 1998 the Company announced that its wholly owned subsidiary, General Physics Corporation ("General Physics"), and SHL Systemhouse Co. ("Systemhouse") have recently executed a letter of intent to negotiate a definitive agreement, pursuant to which General Physics will acquire the Learning Technologies business of Systemhouse (an MCI company), ("Learning Technologies") for an undisclosed cash amount. The transaction also contemplates that General Physics and Systemhouse will enter into a Preferred Provider Agreement, under which subject to certain exceptions, General Physics will become the exclusive provider of educational training products and services to Systemhouse for its customers during the term of the agreement. The transaction is anticipated to close in June 1998. The transaction is subject to satisfaction of various conditions, including regulatory approvals and the negotiation and execution of definitive documents. There can be no assurance that the transaction will be completed.

Learning  Technologies had annual revenues in 1997 of approximately  $50 million
(USD), with the majority of sales attributable to operations in Canada and the United Kingdom, respectively. Learning Technologies is a computer technology training and consulting organization, with offices and classrooms in Canada, the United States and the United Kingdom.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

         The Company had net income before income taxes of $2,069,000 for the quarter ended March 31, 1998 compared to a net loss of $(1,270,000) for the quarter ended March 31, 1997. The improved operating results were due to two factors. During the first quarter of 1998, the Physical Science Group, which is General Physics Corporation (General Physics) increased its operating profit by approximately $957,000, when compared to the first quarter of 1997. In addition, the Company recorded a $739,000 gain on trading securities (GTS Duratek, Inc.) in the three months ended March 31, 1998, compared to a $1,875,000 loss in the first quarter of 1997.

Sales

         For the quarter ended March 31, 1998, consolidated sales increased by $8,099,000 to $62,859,000 from the $54,760,000 in the corresponding quarter of 1997. The increased sales were primarily the result of increased sales within the Physical Science Group. The increased in sales within the Physical Science Group was the result of an approximately 30% increase in revenues earned from General Physics' commercial clients. In addition, the Distribution Group and the Optical Plastics Group also achieved increased sales during the first quarter of 1998. The Distribution Group, which is comprised of the Five Star Group, (Five
Star) had increased sales in the first quarter of 1998 as compared to the first quarter of 1997, even though the first quarter of 1997 included $2,200,000 of sales generated from a major retail chain, which ceased operations in September 1997.

Gross margin

         Consolidated gross margin of $9,465,000, or 15%, for the quarter ended March 31, 1998, increased by $1,249,000 compared to the consolidated gross margin of $8,216,000, or 15%, for the quarter ended March 31, 1997. The increased gross margin in 1998 was principally the result of increased gross margin generated by General Physics due to increased sales.

Selling, general and administrative expenses

         For the three months ended March 31, 1998, selling, general and administrative (SG&A) expenses were $7,690,000 compared to the $7,411,000 incurred in the first quarter of 1997. The increase in SG&A for the first quarter of 1998 was the result of marginally increased costs incurred by General Physics and Five Star.


Investment and other income, net

         Investment and other income was $443,000 for the quarter ended March 31, 1998, as compared to $773,000 for the first quarter of 1997. The change was principally due to the effect of a $430,000 loss recognized on the Company's equity investments in the quarter ended March 31, 1998 compared to a loss of $225,000 recognized in the quarter ended March 31, 1997.

Income tax expense

         In the quarter ended March 31, 1998, the Company recorded an income tax expense of $278,000, which represents primarily state and local income taxes. The Company has not recorded Federal income tax expense for the first quarter of 1998, due to the availability of net operating losses.

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

Recent accounting pronouncements

         The Financial Accounting Standards Board issued Accounting Standards (SFAS 130), "Reporting Comprehensive Income", in June 1997 which requires a statement of comprehensive income to be included in the financial statements for fiscal years beginning after December 15, 1997. The Company has included information in Note 4 to the Consolidated Condensed Financial Statements, and will provide more detailed disclosure, as required, in the annual financial statements.

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

Forward-Looking Statements. This report contains certain forward-looking statements reflecting management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, including, but not limited to the Company's dependence on its subsidiaries and its investments to fund its operations; the Company's ability to comply with financial covenants in connection with various loan agreements, the risks that the acquisition of Learning Technologies will not be completed, or that the acquisition will not be completed within the period of time contemplated by the Letter of Intent, or that, even if completed, the acquisition will not achieve the commercial advantages anticipated by the Company.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                         LIQUIDITY AND CAPITAL RESOURCES


         At March 31, 1998, the Company had cash and cash equivalents totaling $12,348,000. SGLG, Inc. and American Drug Company had cash and cash equivalents of $190,000 at March 31, 1998. The minority interests of these two companies are owned by the general public, and therefore the assets of these subsidiaries have been dedicated to the operations of these companies and may not be readily available for the general corporate purposes of the parent.

         The Company has sufficient cash, cash equivalents and marketable securities, marketable long-term investments and borrowing availability under existing and potential lines of credit as well as the ability to obtain additional funds from its operating subsidiaries in order to fund its working capital requirements. At March 31, 1998, 100,000 shares of Duratek stock valued at $1,250,000 were classified as marketable securities due to the Company's intention to sell the shares in 1998.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 QUALIFICATION RELATING TO FINANCIAL INFORMATION

                                 March 31, 1998


         The financial information included herein is unaudited. In addition, the financial information does not include all disclosures required under generally accepted accounting principles because certain note information included in the Company's Annual Report has been omitted; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results for the 1998 interim period are not necessarily indicative of results to be expected for the entire year.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  At a Special Meeting of the Stockholders held on March 5, 1998, the following matter was voted upon:

                  Proposal to approve and adopt an amendment to the Restated Certificate of Incorporation of the Registrant to change the name of the Company to GP Strategies Corporation was adopted with 7,985,995 votes for and 159,046 votes against from the Common Stock and 625,000 votes for and no votes against from the Class B Stock.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

          a.       Exhibits

                   none

          b.       Reports

                   There were no reports filed on Form 8-K for the period ended March 31, 1998.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                 March 31, 1998

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                        GP STRATEGIES CORPORATION


DATE: May 15, 1998                      BY:    /s/ Jerome I. Feldman
                                               ---------------------
                                               Jerome I. Feldman
                                               President &
                                               Chief Executive Officer


DATE: May 15, 1998                      BY:    /s/ Scott N. Greenberg
                                               ----------------------
                                               Scott N. Greenberg
                                               Vice President &
                                               Chief Financial Officer