Form 10-Q
period 1998-06-30
GP STRATEGIES CORP
filed 1998-08-14
CIK 70415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended June 30, 1998

                                                        or

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

                         Yes     X                          No

Number of shares outstanding of each of issuer's classes of common stock as of August 13, 1998:


                  Common Stock                         10,848,678 shares
                  Class B Capital                         62,500 shares

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                        Page No.

Part I.    Financial Information


                Consolidated Condensed Balance Sheets -
                  June 30, 1998 and December 31, 1997                      1

                Consolidated Condensed Statements of Operations -
                  Three Months and Six Months Ended June 30,
                  1998 and 1997                                            3

                Consolidated Condensed Statements of Cash Flows -
                  Six Months Ended June 30, 1998 and 1997                  4

                Notes to Consolidated Condensed Financial
                  Statements                                               6

                Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     13

                Qualification Relating to Financial Information           18

Part II.   Other Information                                              19

                  Signatures                                              20

                          PART I. FINANCIAL INFORMATION

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (in thousands)

                                                  June 30,       December 31,
                                                  1998             1997
                 ASSETS                         (unaudited)          *

Current assets

Cash and cash equivalents                      $    9,724         $  12,375
Marketable securities                               1,556             1,350
Accounts and other receivables                     57,812            42,720
Inventories                                        24,255            24,842
Costs and estimated earnings in excess
 of billings on uncompleted contracts               9,935             7,726
Prepaid expenses and other current assets           6,458             3,565
                                               ----------        ----------

Total current assets                              109,740            92,578
                                                ---------         ---------

Investments and advances                           24,948            28,093
                                                ---------        ----------

Property, plant and equipment, at cost             48,991            39,759
Less accumulated depreciation                     (31,606)          (30,027)
                                                 ---------         ---------
                                                   17,385             9,732
                                               ----------        ----------

Intangible assets, net of amortization of
    $33,541  and $32,184                           75,128            55,725
                                                ---------         ---------

Deferred tax asset                                    592             1,101
                                               ----------        ----------

Other assets                                        4,382             3,383
                                               ----------        ----------
                                                 $232,175          $190,612
                                                 ========          ========

* The Consolidated Condensed Balance Sheet as of December 31, 1997 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.

   See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                 (in thousands)


                                                     June 30,       December 31,
                                                       1998            1997
LIABILITIES AND STOCKHOLDERS' EQUITY                (unaudited)         *

Current liabilities:

Current maturities of long-term debt and
 notes payable                                     $      862       $      342
Short-term borrowings                                  45,573           23,945
Accounts payable and accrued expenses                  27,365           25,515
Billings in excess of costs and estimated
 earnings on uncompleted contracts                      9,163            7,979
                                                   ----------       ----------

Total current liabilities                              82,963           57,781
                                                    ---------        ---------

Long-term debt less current maturities                 19,456            6,246
                                                    ---------       ----------

Minority interests and other                                 2               2
                                                  ------------      ----------

Stockholders' equity

Common stock                                              109              108
Class B capital stock                                       1                1
Capital in excess of par value                        159,953          158,676
Deficit                                                (33,282)        (37,336)
Net unrealized gain on
 available-for-sale securities                          4,709            6,630
Treasury stock, at cost                                 (1,736)         (1,496)
                                                    ----------       ----------
Total stockholders' equity                            129,754          126,583
                                                    ---------         ---------
                                                     $232,175         $190,612
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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                      (in thousands, except per share data)

                                                                 Three months                  Six months
                                                                ended June 30,               ended June 30,
                                                              ----------------             ----------------
                                                          1998             1997          1998               1997
                                                        -------           ------       -------           -------
Sales                                                  $ 70,910         $ 60,590       $133,769         $115,350
Cost of goods sold                                       60,247           51,397        113,641           97,941
                                                       --------         --------       --------         --------
Gross margin                                             10,663            9,193         20,128           17,409

Selling, general & administrative expenses               (8,078)          (8,153)       (15,768)         (15,564)
                                                       ---------         --------       --------         --------

Operating income                                          2,585            1,040          4,360            1,845
                                                      ---------       ----------       --------       ----------

Interest expense                                           (958)          (1,177)        (1,846)          (2,175)

Investment and other income, net                            339              645            782            1,418

Gain (loss) on trading securities                           533            1,031          1,272             (844)

Minority interest                                                                                             25

Income before income taxes                                2,499            1,539          4,568              269

Income tax benefit (expense)                               (236)             94            (514)             378
                                                       ---------      ----------      --------        ----------

Net income                                             $  2,263          $ 1,633       $  4,054         $    647
                                                       ========          =======       ========         ========

Net income per share:
Basic                                                $      .21        $     .15     $      .38        $     .06
                                                     ==========        =========     ==========        =========
Diluted                                              $      .18        $     .15     $      .33        $     .06
                                                     ==========        =========     ==========        =========

Dividends per share                                      none             none            none            none


   See accompanying notes to the consolidated condensed financial statements.


                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)

                                                                    Six months
                                                                  ended June 30,
                                                               1998              1997
Cash flows from operations:
Net income                                                  $  4,054          $    647
Adjustments to reconcile net income
  to net cash used for operating activities:
  Depreciation and amortization                                2,936             2,646
  Issuance of stock for profit incentive plan                    617               244
  Equity loss on investments                                     780               525
  Proceeds from sale of trading securities                     1,319
  Deferred income taxes                                                            (700)
  Unrealized loss (gain) on trading securities                 1,272)               844
  Changes in other operating items                           (18,818)            (8,067)
                                                              -------          --------
  Net cash used for operations                               (10,384)            (3,861)
                                                              -------         ---------

Cash flows from investing activities:

Acquisition of Learning Technologies                         (24,292)
Proceeds from sale of stock of an affiliate                                         330
Additions to property, plant & equipment                      (2,593)            (1,088)
Additions to intangible assets, net                             (862)            (3,051)
Reduction of (increase to) investments and other assets, net    (899)              (163)
                                                              -------         ---------
Net cash (used for) provided by investing activities         (28,646)            (3,972)
                                                              -------           -------

Cash flows from financing activities:

Repayments of short-term borrowings                          (14,519)
Proceeds from short-term borrowings                           36,147              4,581
Proceeds from issuance of long-term debt                      15,000
Reduction of long-term debt                                     (270)            (7,474)
Exercise of common stock options and warrants                    261
Repurchase of treasury stock                                    (240)              (600)
                                                              -------         ---------
Net cash provided by (used for) financing activities          36,379             (3,493)
                                                              --------         --------


                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)
                                 (in thousands)


                                                                            Six months
                                                                            ended June 30,
                                                                      1998              1997


Net increase (decrease) in cash and cash equivalents                (2,651)          (11,326)
Cash and cash equivalents at the beginning of the periods           12,375            22,677
                                                                    --------         --------
Cash and cash equivalents at the end of the periods               $  9,724           $11,351
                                                                    ========         =========

Supplemental disclosures of cash flow information:

Cash paid during the periods for:
 Interest                                                         $   2,211          $ 2,542
                                                                   ========          ========
 Income taxes                                                     $     784          $   597
                                                                   ========          ========

Supplemental schedule of non-cash transactions:

Issuance of common stock related to the
 acquisition of General Physics Corporation                                          $(25,228)

Additions to intangible assets                                                         15,154

Reduction of minority interest                                                            10,074







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

         Earnings per share (EPS) for the periods ended June 30, 1998 and 1997 are as follows (in thousands, except per share amounts):


                                                           Three months              Six months
                                                          ended June 30,           ended June 30,
                                                      1998          1997           1998          1997
Basic EPS
         Net income                                $ 2,263       $ 1,633        $ 4,054       $   647
         Weighted average shares
          outstanding                               10,815        10,665         10,775        10,222
         Basic earnings per share                  $   .21       $   .15        $   .38       $   .06

Diluted EPS
         Net income                                $ 2,263       $ 1,633        $ 4,054       $   647

         Weighted average shares
          outstanding                               10,815        10,665         10,775        10,222
         Dilutive effect of stock options
          and warrants                               1,573                        1,462
                                                ---------- -------------       --------
         Weighted average shares
          outstanding, diluted                      12,388        10,665         12,237        10,222

         Diluted earnings per share                $   .18       $   .15        $   .33       $   .06

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

2. Inventories

         Inventories are valued at the lower of cost or market, principally using the first-in, first-out (FIFO) method. Inventories consisting of material, labor, and overhead are classified as follows (in thousands):

                                           June 30,              December 31,
                                             1998                    1997

Raw materials                            $     863               $     619
Work in process                                246                     252
Finished goods                              23,146                  23,971
                                           -------                 -------
                                           $24,255                 $24,842
                                           =======                 =======

3.       Long-term debt

         Long-term debt consists of the following (in thousands):

                                          June 30,             December 31,
                                            1998                    1997

8% Swiss bonds due 2000                   $  1,801                $  2,158
5% Convertible bonds due 1999                2,098                   1,786
7% Convertible note (a)                                              1,000
Term loan (note 5)                          15,000
Other                                        1,419                   1,644
                                          --------                --------
                                            20,318                   6,588
Less current maturities                        862                     342
                                          --------               ---------
                                           $19,456                 $ 6,246
                                           =======                 =======

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

3.       Long-term debt (Continued)

         (a) On March 17, 1998 and April 2, 1998, American Drug Company (American Drug), a 54% owned subsidiary of the Company, was informed by holders of an aggregate of $1,000,000 of American Drug's convertible notes (the "Notes") that they had elected to convert $1,000,000 of the Notes into 82,306 shares of GP Strategies common stock. The Company issued the common stock during the second quarter of 1998, which resulted in an increase in paid in capital of approximately $1,000,000. In accordance with the terms of the original agreement the Company and American Drug had agreed that if the Notes were used to exercise the warrants issued by the Company in connection with the Note offering, the Company had the right to receive from American Drug in exchange for the Notes, shares of American Drug's common stock at a price equal to 60% of its then current market value.

         On April 30, l998, the Company and American Drug agreed that instead of issuing additional shares of American Drug's common stock, American Drug would assign to the Company its expected future payments in the amount of approximately $1,000,000 from ICF Kaiser International as a success fee in connection with the completion of American Drug's consulting project in the Czech Republic, which is anticipated to be completed in l999.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

4.       Acquisition of Learning Technologies

         On June 16, 1998, General Physics Corporation (General Physics), a wholly-owned subsidiary of the Company, completed its acquisition of the Learning Technologies business of Systemhouse (an MCI company) (Learning Technologies), pursuant to the Asset Purchase Agreement, dated as of June 3, 1998, by and among SHL Systemhouse Co., MCI Systemhouse Corp., SHL Computer Innovations Inc., SHL Technology Solutions Limited (collectively, the "Sellers") and General Physics. Learning Technologies is a computer technology training and consulting organization, with offices and classrooms in Canada, the United States and the United Kingdom. General Physics and the Sellers have also entered into a Preferred Provider Agreement under which, subject to certain exceptions, General Physics is the provider of educational training products and services to the Sellers for its customers during the term of such agreement. General Physics purchased Learning Technologies for approximately $24,000,000 in cash. Learning Technologies has annual revenues in 1997 of approximately $50,000,000, with the majority of these sales attributable to operations in Canada and the United Kingdom. The Company recorded revenues of $2,000,000 and operating income of $100,000 through June 30, 1998. The Company has accounted for this transaction as a purchase, and has recorded approximately $19,898,000 of goodwill, which will be amortized over 30 years. However, the allocation of the purchase price and the goodwill related to the transaction is subject to final adjustment. The Company believes that any adjustments will not be significant.

5.       Credit agreement and term loan

         GP Strategies Corporation (the Company) and General Physics Canada Ltd. (GP Canada), an Ontario corporation and a wholly-owned subsidiary of General Physics, entered into a new Credit Agreement, dated as of June 15, 1998 (the Credit Agreement), with Key Bank, N.A., Mellon Financial Services Corporation, Summit Bank (Summit), The Dime Savings Bank of New York, FSB (Dime), and Fleet Bank, National Association (Fleet), as Agent, as Issuing Bank and as Arranger, providing for a secured credit facility of $80,000,000 (the Credit Facility) comprised of a revolving credit facility of $65,000,000 for the Company expiring on June 15, 2001 and a five-year term loan of $15,000,000 to GP Canada. The Company terminated its existing credit facility with Fleet, Dime and Summit, dated as of March 26, 1997, as amended.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

5.       Credit agreement and term loan (Continued)

         The Credit Facility is secured by the receivables and inventory of the Company, GP Canada and the material domestic subsidiaries of the Company, as well as all of the issued and outstanding stock of the Company's material domestic subsidiaries and 65% of the issued and outstanding stock of the Company's foreign subsidiaries. At the option of the Company or GP Canada, as the case may be, the interest rate on any loan under the Credit Facility may be based on an adjusted prime rate or Eurodollar rate, as described in the Credit Agreement. The Agreement contains certain covenants which requires among other things, the maintenance of certain financial rations. At June 30, 1998, the Company was in compliance with the covenants. At June 30, 1998 $25,222,000 was borrowed under the Credit Facility and $39,778,000 was available to be borrowed. On July 13, 1998 an additional $6,300,000 was borrowed to complete the acquisition of substantially all the operations and assets of the Deltapoint Corporation (see Note 8).

6.       Five Star Group, Inc.

         On June 10, 1998, the Company signed a non binding letter of intent to sell certain operating assets of its wholly-owned subsidiary, the Five Star Group, Inc. (Five Star) to American Drug Company for approximately $17,500,000 in cash, subject to certain adjustments, and a $5,000,000 unsecured senior note. GP Strategies will use the cash proceeds of the transaction to repay Five Star's existing short-term borrowings, thereby reducing GP Strategies consolidated debt. Five Star is a leading distributor of home decorating, hardware and finishing products in the northeast. As part of this transaction, GP Strategies intends to sell approximately 14% of its interest in American Drug to the management of Five Star, bringing GP Strategies interest in American Drug to 40%. This transaction is subject to satisfaction of various conditions including American Drug receiving acceptable financing from the banks. In addition to this proposed transaction, the Company is considering other options as to its investment in Five Star. Upon completion of the sale of certain operating assets, American Drug intends to seek stockholder approval to change its name to the Five Star Group. As a result of the proposed transaction, GP Strategies will no longer consolidate the operations of Five Star, but will instead account for Five Star as an investment.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

7.       Comprehensive income

         The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130. "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in general purpose financial statements for the year ended December 31, 1998. The following are the components of comprehensive income (in thousands):

                                                            Six Months Ended

                                                 June 30,           June 30,
                                                   1998               1997
                                                ---------          -------
Net income                                     $  4,054          $     647
Other comprehensive income (loss),
  net of tax:
Net unrealized gain (loss) on
 available-for-sale-securities                   (1,921)               938
                                               --------          ---------
Comprehensive income                           $  2,133           $  1,585
                                               ========           ========

The components of accumulated other comprehensive income, net of related tax are as follows:

                                                June 30,          December 31,
                                                  1998                1997
Net unrealized gain on
 available-for-sale-securities                $  4,709            $  6,630
                                              --------            --------
Accumulated other comprehensive income        $  4,709            $  6,630
                                              ========            ========

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

8.       Subsequent event

         On July 13, 1998, General Physics, a wholly-owned subsidiary of the Company, completed its acquisition of substantially all of the operations, assets, properties, rights and business of The Deltapoint Corporation (Deltapoint) and in connection therewith, assumed certain of the liabilities of Deltapoint, pursuant to the Asset Purchase Agreement, dated as of July 13, 1998 between General Physics and Deltapoint. Deltapoint is a Seattle, Washington based management consulting firm focused on large systems change and lean-enterprise, with 500 clients primarily operating in the aerospace, pharmaceutical, manufacturing, health care and telecommunications industries. General Physics purchased Deltapoint for approximately $6,300,000 in cash and a future earnout, as described in the Asset Purchase Agreement. As additional consideration under the Asset Purchase Agreement, GP agreed to pay Deltapoint a percentage of revenues received for each of the three years following closing, so long as minimum revenue and earnings goals are achieved. Assuming for each year that those goals are reached, then the additional consideration for such year would equal $1,333,440 plus a percentage of revenues received in excess of the goal. The $6,300,000 cash consideration of the purchase price was derived from funds borrowed by the Company and General Physics, pursuant to the Company's Credit Agreement dated as of June 15, 1998 (see Note 5).

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

    The Company realized income before income taxes of $2,499,000 and $4,568,000 for the quarter and six months ended June 30, 1998, as compared with income of $1,539,000 and $269,000 for the corresponding periods of 1997. The change in the Company's results is due to several factors. For the quarter and six months ended June 30, 1998, the Company recorded a $533,000 and $1,272,000 unrealized gain on certain trading marketable securities as compared to a $1,031,000 gain and a $(844,000) unrealized loss on certain trading marketable securities recorded for the quarter and six months ended June 30, 1997, respectively. For the quarter and six months ended June 30, 1998, the Company also earned Investment and other income, net of $339,000 and $782,000, respectively, compared to $645,000 and $1,418,000 for the corresponding periods of 1997.

    The Company had improved operating results for the quarter and six months ended June 30, 1998, primarily due to significantly increased profits achieved by the Company's principal operating subsidiary General Physics Corporation (General Physics). For the quarter and six months ended June 30, 1998, General Physics operating profit increased by $2,211,000 and $1,308,000, respectively.

Sales

     For the quarter ended June 30, 1998, consolidated sales increased by $10,320,000 to $70,910,000 from the $60,590,000 recorded in the corresponding quarter of 1997. For the six months ended June 30, 1998, consolidated sales increased by $18,419,000 to $133,769,000 from $115,350,000 recorded for the six months ended June 30, 1997. The increased sales for the quarter and six months ended June 30, 1998, were primarily the result of increased sales by General Physics. The increased sales by General Physics were the result of increased sales within all of General Physics' business groups, resulting primarily from the continued growth of General Physics' revenue generated from commercial clients. The acquisition of Learning Technologies did not have an effect on the results for the quarter and six months ended June 30, 1998, since the acquisition took place on June 16, 1998.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS (Continued)

    In addition, MXL Industries, Inc. achieved increased sales of $363,000 and $818,000, respectively, for the quarter and six months ended June 30, 1998 due to new business development, while the Five Star Group, Inc. experienced a reduction in sales of $1,585,000 and $970,000 for the quarter and six months ended June 30, 1998, as a result of the prior quarter and six months including $2,190,000 and $5,180,000, respectively, of sales generated from a major retail chain, which ceased operations in September 1997.

Gross margin

    Consolidated gross margin of $10,663,000, or 15%, for the quarter ended June 30, 1998, increased by $1,470,000 when compared to the consolidated gross margin of $9,193,000, or 15%, for the quarter ended June 30, 1997. For the six months ended June 30, 1998, consolidated gross margin of $20,128,000 or 15% of consolidated sales increased by $2,719,000 when compared to $17,409,000 or 15% of consolidated sales earned in the six months ended June 30, 1997. The increased gross margin in 1998 was primarily the result of increased gross margins generated by GP due to increased sales.

Selling, general and administrative expenses

    For the quarter and six months ended June 30, 1998, selling, general and administrative expenses (SG&A) of $8,078,000 and $15,768,000 was $75,000 lower and $204,000 higher than the $8,153,000 and $15,564,000 of SG&A expenses incurred during the quarter and six months ended June 30, 1997. The increase in SG&A for the six months ended June 30, 1998, was principally the result of marginally increased costs incurred by GP, partially offset by reduced costs at the corporate level.

Investment and other income, net

    Investment and other income (loss), net of $339,000 and $782,000 for the quarter and six months ended June 30, 1998 decreased by $306,000 and $636,000, respectively, as compared to $645,000 and $1,418,000 for the corresponding periods of 1997. The decreased investment and other income (loss), net for the quarter and six months ended June 30, 1998, was the result of consulting revenue earned by the Company's American Drug Company subsidiary during 1997. In addition, the Company recognized losses of $350,000 and $780,000 for the quarter and six months ended June 30, 1998, on the Company's equity investments compared to losses of $300,000 and $525,000 recognized for the corresponding periods in 1997.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS (Continued)

Income tax expense

    For the quarter and six months ended June 30, 1998, the Company recorded an income tax expense of $236,000 and $514,000, respectively, which represents primarily state and local income taxes. The Company has not recorded Federal income tax expense for the quarter and six months ended June 30, 1998, due to the availability of net operating losses.

    For the quarter and six months ended June 30, 1997, the Company had an income tax benefit of $94,000 and $378,000, respectively. The current income tax provision of $206,000 and $322,000 for the quarter and six months ended June 30, 1997, represents primarily state and local income taxes. The deferred income tax benefit of approximately $300,000 and $700,000 for the periods results from a reduction in the valuation allowance among other factors. The decrease in the valuation allowance in 1997 was attributable in part to the expected utilization of the Company's net operating loss carryforwards, and to the Company's expectation of generating sufficient taxable income that will allow for the realization of a portion of its deferred tax assets.

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                      AND RESULTS OF OPERATIONS (Continued)

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS No. 133 by January 1, 2000. The Company is currently evaluating the impact the adoption of SFAS No. 133 will have on the consolidated financial statements.

The   forward-looking   statements   contained  herein  reflect  GP  Strategies'
management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, all of which are difficult to predict and many of which are beyond the control of GP Strategies, including, but not limited to, the risk that the acquisition of The Learning Technologies business of SHL Systemhouse Co. and The Deltapoint Corporation will not achieve the commercial advantages anticipated by GP Strategies, such as the production of significant revenues or profits for GP Strategies, the risk that the sale of certain assets of Five Star will not be completed and those risks and uncertainties detailed in GP Strategies' periodic reports and registration statements filed with the Securities and Exchange Commission.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                         LIQUIDITY AND CAPITAL RESOURCES



         At June 30, 1998, the Company had cash and cash equivalents totaling $9,724,000. SGLG, Inc. and American Drug Company had cash and cash equivalents of $201,000 at June 30, 1998. The minority interests of these two companies are owned by the general public, and therefore the assets of these subsidiaries have been dedicated to the operations of these companies and may not be readily available for the general corporate purposes of the parent.

         The Company has sufficient cash, cash equivalents and marketable securities, marketable long-term investments and borrowing availability under existing and potential lines of credit as well as the ability to obtain additional funds from its operating subsidiaries in order to fund its working capital requirements. At June 30, 1998, 150,000 shares of Duratek stock valued at $1,556,000 were classified as marketable securities due to the Company's intention to sell the shares in 1998.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 QUALIFICATION RELATING TO FINANCIAL INFORMATION

                                  June 30, 1998


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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           None

                  (b)      Reports on Form 8-K

                           Form  8-K  filed on June 29,  1998  reporting  events
                  under Items 5 and 7, and Form 8-K filed on July 27, 1998 reporting events under Item 2.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES


                                  June 30, 1998


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                        GP STRATEGIES CORPORATION

DATE: August 14, 1998                   BY:      Scott N. Greenberg
                                                 Executive Vice President and
                                                 Chief Financial Officer


DATE: August 14, 1998                   BY:      Jerome I. Feldman
                                                 President and
                                                 Chief Executive Officer