Form 10-Q
period 1998-09-30
GP STRATEGIES CORP
filed 1998-11-17
CIK 70415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended September 30, 1998

                                       or

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


              Yes              X                                  No


Number of shares outstanding of each of issuer's classes of common stock as of November 12, 1998:

         Common Stock                               10,812,785 shares
         Class B Capital                               256,250 shares

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                     Page No.

Part I.  Financial Information


         Consolidated Condensed Balance Sheets -
           September 30, 1998 and December 31, 1997                      1

         Consolidated Condensed Statements of Operations-
           Three Months and Nine Months Ended September 30,
              1998 and 1997                                              3

         Consolidated Condensed Statements of Cash Flows -
           Nine Months Ended September 30, 1998 and 1997                 5

         Notes to Consolidated Condensed Financial
           Statements                                                    7

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations                          14

         Qualification Relating to Financial Information                21

Part II. Other Information                                              22

Signatures                                                              23

                          PART I. FINANCIAL INFORMATION

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (in thousands)

                                                     September 30,  December 31,
                                                           1998          1997
               ASSETS                                  (unaudited)       (a)

Current assets

Cash and cash equivalents                                $ 7,504      $  12,375
Marketable securities                                                     1,350
Accounts and other receivables                            60,495         42,720
Inventories                                                2,104         24,842
Costs and estimated earnings in excess of billings
 on uncompleted contracts                                 11,199          7,726
Prepaid expenses and other current assets                  4,775          3,565
                                                      ----------      ---------

Total current assets                                      86,077         92,578
                                                      ----------      ---------

Investments and advances                                  25,825         28,093
                                                      ----------      ---------

Property, plant and equipment, at cost                    41,753         39,759
Less accumulated depreciation                            (26,467)       (30,027)
                                                        ---------     ----------
                                                          15,286          9,732
                                                      ----------      ---------

Intangible assets, net of amortization of
 $34,478 and $32,184                                      78,573         55,725
                                                      ----------      ---------
Deferred tax asset                                         2,411          1,101
                                                      ----------      ---------

Other assets                                               4,374          3,383
                                                      ----------      ---------
                                                        $212,546       $190,612
                                                        ========       ========

(a) The Consolidated Condensed Balance Sheet as of December 31, 1997 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.

   See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                 (in thousands)


                                                  September 30,     December 31,
                                                      1998             1997
LIABILITIES AND STOCKHOLDERS' EQUITY               (unaudited)          (a)

Current liabilities:

Current maturities of long-term debt             $     2,967        $      342
Short-term borrowings                                 34,223            23,945
Accounts payable and accrued expenses                 26,982            25,515
Billings in excess of costs and estimated
 earnings on uncompleted contracts                    11,195             7,979
                                                  ----------         ---------

Total current liabilities                             75,367            57,781
                                                   ---------          --------

Long-term debt less current maturities                16,680             6,246
                                                  ----------         ---------

Minority interests and other                               2                 2
                                               -------------      ------------

Stockholders' equity

Common stock                                             110               108
Class B capital stock                                      1                 1
Capital in excess of par value                       160,835           158,676
Deficit                                              (39,849)          (37,336)
Net unrealized gain on
 available-for-sale securities                         1,839             6,630
Treasury stock, at cost                               (2,439)           (1,496)
                                                  ----------        ----------
Total stockholders' equity                           120,497           126,583
                                                  ----------         ---------
                                                    $212,546          $190,612
                                                    ========          ========

(a) The Consolidated Condensed Balance Sheet as of December 31, 1997 has been summarized from the Company's audited Consolidated Balance sheet as of that date.

   See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                      (in thousands, except per share data)



                                                           Three months                        Nine months
                                                         ended September 30,                ended September 30,
                                                     1998              1997                1998           1997

Sales                                              $  86,182         $  62,711         $219,951          $178,061
Costs of goods sold                                   74,672            53,324          188,313           151,265
                                                    --------          --------         --------          --------
Gross margin                                          11,510             9,387           31,638            26,796

Selling, general & administrative                     (7,819)           (8,059)         (23,587)          (23,623)
                                                    ---------          --------        ---------          --------

Operating income                                       3,691             1,328            8,051             3,173
                                                  ----------        ----------       ----------       -----------

Interest expense                                      (1,291)             (982)          (3,137)           (3,157)

Investment and other income, net                         204               785              985             2,203

Minority interests                                                                                             25

Loss on sale of assets                                (6,225)                            (6,225)

Loss on investment                                    (3,067)                            (3,067)

Gain (loss) on trading securities                        435               820            1,707               (24)
                                                   ---------           -------         --------          ---------


Income (loss) before income taxes                     (6,253)            1,951            (1,686)           2,220

Income tax benefit (expense)                            (313)                3              (827)             381
                                                   ----------        -----------         ----------       ---------

Net income (loss)                                  $  (6,566)         $  1,954         $  (2,513)        $  2,601
                                                    =========          ========         =========         ========



                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

                      (in thousands, except per share data)



                                       Three months                        Nine months
                                     ended September 30,                 ended September 30,
                                    1998             1997              1998              1997



Net income (loss) per share:
Basic                           $    (.60)        $    .18          $   (.23)        $    .25
                                ---------         --------          --------         --------
Diluted                         $    (.60)        $    .18          $   (.23)       $     .25
                                ---------         --------          --------        ---------
Dividends per share               none              none              none             none
                                ========          ========          =======          ======











   See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (in thousands)


                                                             Nine months
                                                         Ended September 30,
                                                        1998          1997
Cash flows from operations:

Net income (loss)                                     $  (2,513)    $ 2,601
Adjustments to reconcile net income
 to net cash provided by (used for)
 operating activities:
 Depreciation and amortization                            4,263       4,096
 Issuance of stock for profit incentive plan                967         639
 Loss on sale of assets                                   6,225
 Loss on investment                                       3,067
 Equity loss on investments                               1,210         625
 Proceeds from sale of trading securities                 2,365
 Deferred income taxes                                                 (258)
 Unrealized loss (gain) on trading securities            (1,707)
 Change in other operating items                        (21,866)     (3,698)
                                                      ---------     -------
 Net cash provided by (used for) operations              (7,989)      4,005
                                                      ---------      ------

Cash flows from investing activities:

Acquisition of Learning Technologies                    (24,292)
Acquisition of Deltapoint                                (6,280)
Proceeds from sale of stock of an affiliate                           1,529
Additions to property, plant & equipment                 (4,013)     (2,633)
Additions to intangible assets                           (1,516)     (5,132)
Increase in investments and other assets, net              (460)       (582)
                                                      ----------    --------
Net cash used for investing activities                $  (36,561)  $ (6,818)
                                                      ----------    --------



   See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

                                 (in thousands)


                                                            Nine months
                                                         ended September 30,
                                                       1998                1997
                                                      -------           -------
Cash flows from financing activities:

Proceeds from short-term borrowings                  $  41,273        $   1,121
Repayments of short-term borrowings                    (14,519)
Proceeds from issuance of long-term debt                15,000
Reduction of long-term debt                             (1,393)          (7,072)
Exercise of common stock options and warrants              261               68
Repurchase of treasury stock                              (943)            (852)
                                                     ---------         --------
Net cash (used for) provided by
 financing activities                                   39,679           (6,735)
                                                      --------          --------
Net decrease in cash and cash equivalents               (4,871)          (9,548)
Cash and cash equivalents at the
 beginning of the periods                               12,375           22,677
                                                     ---------        ---------
Cash and cash equivalents at the
 end of the periods                                  $   7,504         $ 13,129
                                                      ========         ========
Supplemental disclosures of cash
 flow information:
Cash paid during the periods for:
  Interest                                           $  3,419          $  3,711
                                                     ========          ========
  Income taxes                                      $     849         $     736
                                                    =========         =========

Supplemental schedule of non-cash transactions:
Issuance of common stock related to the
 acquisition of General Physics Corporation                         $(25,228)
Additions to intangible assets                                        15,154
Reduction of minority interest                                        10,074

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

         Earnings per share (EPS) for the periods ended September 30, 1998 and 1997 are as follows (in thousands, except per share amounts):


                                                       Three months                       Nine months
                                                     ended September 30,              ended September 30,
                                                      1998          1997           1998          1997
Basic EPS
         Net income (loss)                        $ (6,566)      $ 1,954        $(2,513)      $ 2,601
         Weighted average shares
          outstanding                               10,883        10,704         10,808        10,374
         Basic earnings (loss) per share         $   (.60)     $     .18       $  (.23)      $    .25

Diluted EPS
         Net income (loss)                         $(6,566)      $ 1,954        $(2,513)       $2,601

         Weighted average shares
          outstanding                               10,883        10,704         10,808        10,374
         Dilutive effect of stock options
          and warrants                                               374                          125
                                               -----------     ---------    -----------     ---------
         Weighted average shares
          outstanding, diluted                      10,883        11,078         10,808        10,499

         Diluted earnings (loss) per share       $   (.60)     $     .18      $   (.23)      $    .25

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

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

                                 2. Inventories

         Inventories are valued at the lower of cost or market, principally using the first-in, first-out (FIFO) method. Inventories consisting of material, labor, and overhead are classified as follows (in thousands):

                                 September 30,                   December 31,
                                   1998                             1997
Raw materials                    $    816                         $    619
Work in process                       269                              252
Finished goods                      1,019                           23,971
                                 --------                         --------
                                  $ 2,104                          $24,842
                                  =======                          =======

3        Long-term debt

         Long-term debt consists of the following (in thousands):

                                 September 30,                    December 31,
                                    1998                             1997
8% Swiss bonds due 2000          $   2,328                          $ 2,158
5% Convertible bonds due 1999        1,821                            1,786
Term loan (Note 5)                  15,000
7% Convertible note                                                   1,000
Other                                  498                            1,644
                                 ---------                        ---------
                                    19,647                            6,588
Less current maturities              2,967                              342
                                 ---------                        ---------
                                 $  16,680                         $  6,246
                                 =========                         ========

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)
4.       Acquisitions

(a) On June 16, 1998, General Physics Corporation (General Physics), a wholly-owned subsidiary of the Company, completed its acquisition of the Learning Technologies business of Systemhouse (an MCI company) (Learning Technologies). Learning Technologies is a computer technology training and consulting organization, with offices and classrooms in Canada, the United States and the United Kingdom. General Physics and the Sellers have also entered into a Preferred Provider Agreement under which, subject to certain exceptions, General Physics is the provider of educational training products and services to the Sellers for its customers during the term of such agreement. General Physics purchased Learning Technologies for approximately $24,000,000 in cash. The cash consideration of the purchase price was derived from funds borrowed by the Company and General Physics, pursuant to the Company's credit agreement dated June 15, 1998. (See Note 5). Learning Technologies had annual revenues in 1997 of approximately $50,000,000, with the majority of these sales attributable to operations in Canada and the United Kingdom. For the quarter ended September 30, 1998, Learning Technologies had revenues of approximately $14,152,000. The Company has accounted for this transaction as a purchase, and has recorded approximately $22,939,000 of goodwill. The allocation of the purchase price and the goodwill related to the transaction is subject to final adjustment. The Company believes that any adjustments will not be significant. The results of operations for Learning Technologies have been consolidated with the Company since June 16, 1998.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

4.       Acquisitions (Continued)

(b) On July 13, 1998, General Physics completed its acquisition of substantially all of the operations, assets, properties, rights and business of The Deltapoint Corporation (Deltapoint) and assumed certain of the liabilities of Deltapoint. Deltapoint is a Seattle, Washington based management consulting firm focused on large systems change and lean-enterprise, with 500 clients primarily operating in the aerospace, pharmaceutical, manufacturing, health care and telecommunications industries. General Physics purchased Deltapoint for approximately $6,300,000 in cash and a future earnout, as described in the Asset Purchase Agreement. Pursuant to the terms of the future earnout, General Physics agreed to pay Deltapoint a percentage of revenues received for each of the three years following closing, so long as minimum revenue and earnings goals are achieved. Assuming that those goals are reached in each year, then the additional consideration for each such year would equal $1,333,440; in addition they would earn a percentage of revenues received in excess of the goal. The $6,300,000 cash consideration of the purchase price was derived from funds borrowed by the Company and General Physics, pursuant to the Company's Credit Agreement dated as of June 15, 1998 (see Note 5). The Company has recorded approximately $4,580,000 of goodwill, subject to final adjustment. The results of operations for Deltapoint have been consolidated with the Company since July 14, 1998.

(c) The following information shows on a pro-forma basis, the results of operations for the Company for the year ended December 31, 1997, as if the acquisition of Deltapoint and sale of certain assets of Five Star (See Note 6) had occurred on January 1, 1997 (in thousands, except per share data):

                  Sales                               $162,337
                  Net income                             4,455
                  Earnings per share:
                    Basic                                  .43
                    Diluted                                .41

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

5.       Credit agreement and term loan

         The Company and General Physics Canada Ltd. (GP Canada), an Ontario corporation and a wholly-owned subsidiary of General Physics, entered into a new Credit Agreement, dated as of June 15, 1998 (the Credit Agreement), with Key Bank, N.A., Mellon Financial Services Corporation, Summit Bank (Summit), The Dime Savings Bank of New York, FSB (Dime), and Fleet Bank, National Association (Fleet), as Agent, as Issuing Bank and as Arranger, providing for a secured credit facility of $80,000,000 (the Credit Facility) comprised of a revolving credit facility of $65,000,000 for the Company expiring on June 15, 2001 and a five-year term loan of $15,000,000. The Company terminated its existing credit facility with Fleet, Dime and Summit, dated as of March 26, 1997, as amended.

         The Credit Facility is secured by the receivables and inventory of the Company, GP Canada and the material domestic subsidiaries of the Company, as well as all of the issued and outstanding stock of the Company's material domestic subsidiaries and 65% of the issued and outstanding stock of the Company's foreign subsidiaries. At the option of the Company or GP Canada, as the case may be, the interest rate on any loan under the Credit Facility may be based on an adjusted prime rate or Eurodollar rate, as described in the Credit Agreement. The Agreement contains certain covenants which requires among other things, the maintenance of certain financial ratios. At September 30, 1998, the Company was in compliance with the covenants. At September 30, 1998 $49,223,000 was borrowed under the Credit Facility and $30,777,000 was available to be borrowed.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

6.       Five Star Group, Inc.

         On September 30, 1998, the Company sold certain operating assets of its wholly-owned subsidiary, the Five Star Group, Inc. (Five Star) to American Drug for $16,476,000, which was used to repay existing short-term borrowings, thereby reducing the Company's consolidated debt, and a $5,000,000 unsecured senior note. Five Star is a leading distributor of home decorating, hardware and finishing products in the northeast. In addition, the Company sold approximately 16.5% of its interest in American Drug to the management of Five Star, bringing its interest in American Drug to 37.5%. As a result of the transaction, the Company will no longer consolidate the balance sheet and operating results of Five Star and American Drug, but will instead account for American Drug and its wholly-owned subsidiary Five Star as an equity investment. At September 30, 1998, the Company's investment in American Drug was $8,752,000, including a $5,000,000 Senior unsecured 8% Note. The Note is due in five years, with interest due quarterly. In addition, the Company recognized a $6,225,000 loss on the transaction. For the nine months ended September 30, 1998, Five Star had revenues of $64,118,000. Upon completion of the transaction, Five Star changed its name to JL Distributors, Inc.

7.       Comprehensive income

         The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130. "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in general purpose financial statements for the year ending December 31, 1998. The following are the components of comprehensive income (in thousands):

                                                        Nine Months Ended
                                                 September 30,     September 30,
                                                        1998            1997
                                                     ---------         -------
Net income (loss)                                   $ (2,513)       $  2,601
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on
 available-for-sale-securities                        (4,791)          1,966
                                                    --------        ---------
Comprehensive income (loss)                         $ (7,304)       $  4,567
                                                    ========         ========

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

7.       Comprehensive income (Continued)

The components of accumulated other comprehensive income, net of related tax are as follows:

                                             September 30,         December 31,
                                                    1998               1997
Net unrealized gain on
 available-for-sale-securities                  $  1,839           $  6,630
                                                --------           --------
Accumulated other comprehensive income          $  1,839           $  6,630
                                                ========           ========

8.       Interferon Sciences, Inc.

         As of September 30, 1998, the Company recognized a permanent impairment of its investment in Interferon Sciences, Inc. (ISI) as result of the significant decrease in the market value of ISI's common stock. The Company recorded a loss of $3,067,000 during the quarter ended September 30, 1998.

         The Company accounts for its investment in ISI as a combination of long-term available-for-sale equity securities and long-term investments.

9.       Treasury stock

         On August 26, 1998, the Company announced that its Board of Directors had authorized the purchase of up to 500,000 shares of the Company's common stock. Under this program, through September 30, 1998, the Company purchased 44,003 shares of its common stock at a cost of $449,000.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

    The Company realized a loss before income taxes of $(6,253,000) and $(1,686,000) for the quarter and nine months ended September 30, 1998, as compared with income of $1,951,000 and $2,220,000 for the corresponding periods of 1997. The change in the Company's results is due to several factors. On September 30, 1998, the Company sold certain operating assets of its wholly-owned subsidiary, the Five Star Group, Inc. (Five Star) to the American Drug Company (American Drug) (a 37.5% owned affiliate at September 30, 1998). The Company recognized a $6,225,000 loss on this transaction for the quarter and nine months ended September 30, 1998. The results of operations for Five Star have been included in the Consolidated Statement of Operations through September 30, 1998, and in the future will be accounted for with the Company's portion of the equity income of American Drug. In addition, the Company recorded a $3,067,000 loss for the quarter and nine months ended September 30, 1998 resulting from the write down of its investment in the common stock of Interferon Sciences, Inc. (ISI) as a result of the significant decrease in the market value of ISI's common stock. For the quarter and nine months ended September 30, 1998, the Company recorded gains of $435,000 and $1,707,000, respectively on trading securities, compared to an $820,000 gain and a $24,000 loss recognized for the quarter and nine months ended September 30, 1997. For the quarter and nine months ended September 30, 1998, the Company also earned Investment and other income, net of $204,000 and $985,000, respectively, compared to $785,000 and $2,203,000 for the corresponding periods of 1997, which included realized losses on equity investments of $430,000 and $1,210,000 for the quarter and nine months ended September 30, 1998, respectively, compared to losses on equity investments of $100,000 and $625,000 for the corresponding periods of 1997.

    The Company had improved operating results for the quarter and nine months ended September 30, 1998, primarily due to significantly increased profits achieved by the Company's principal operating subsidiary General Physics Corporation (General Physics). For the quarter and nine months ended September 30, 1998, General Physics operating income increased by $3,027,000 and $4,238,000, respectively.

Sales

     For the quarter ended September 30, 1998, consolidated sales increased by $23,471,000 to $86,182,000 from the $62,711,000 recorded in the corresponding quarter of 1997. For the nine months ended September 30, 1998, consolidated sales increased by $41,890,000 to $219,951,000 from $178,061,000 recorded for the nine months ended September 30, 1997. The increased sales for the quarter and nine months ended September 30, 1998, were primarily the result of increased sales achieved by General Physics. The increased sales by General Physics were primarily the result of $17,252,000 of sales attributable to the acquisition of Deltapoint Corporation (Deltapoint) on July 13, 1998 and the Learning Technologies business of SHL Systemhouse Co. on June 18, 1998. In addition, General Physics continued to generate increased revenues from its business with commercial clients.

Gross margin

    Consolidated gross margin of $11,510,000, or 13%, for the quarter ended September 30, 1998, increased by $2,123,000 when compared to the consolidated gross margin of $9,387,000, or 15%, for the quarter ended September 30, 1997. For the nine months ended September 30, 1998, consolidated gross margin of $31,638,000 or 14% of consolidated sales increased by $4,842,000 when compared to $26,796,000 or 15% of consolidated sales earned in the nine months ended September 30, 1997. These increases were principally the result of increased gross margin generated by General Physics, as a result of increased sales due to growth and acquisitions.

Selling, general and administrative expenses

    For the quarter and nine months ended September 30, 1998, selling, general and administrative expenses (SG&A) of $7,819,000 and $23,587,000 were $240,000 and $36,000 lower than the $8,059,000 and $23,623,000 of SG&A expenses incurred during the quarter and nine months ended September 30, 1997. The decrease in SG&A for the quarter ended September 30, 1998, was principally the result of reduced costs at the corporate level partially offset by increased costs incurred by General Physics in connection with the acquisition of Deltapoint and Learning Technologies.

Investment and other income, net

         Investment and other income, net of $204,000 and $985,000 for the quarter and nine months ended September 30, 1998 decreased by $581,000 and $1,218,000, respectively, as compared to $785,000 and $2,203,000 for the corresponding periods of 1997. The reduced Investment and other income, net for the periods is due to several factors. The decrease in Investment and other income, net for the nine months ended September 30, 1998, was the result of consulting revenue earned by American Drug in 1997. In addition, for the quarter and nine months ended September 30, 1998, the Company realized losses on equity investments of $430,000 and $1,210,000, respectively, compared to losses on equity investments of $100,000 and $625,000 for the corresponding periods of 1997 and for the quarter ended September 30, 1998 a $220,000 foreign currency transaction loss.




Income tax expense

    For the quarter and nine months ended September 30, 1998, the Company recorded an income tax expense of $313,000 and $827,000, respectively, which represents primarily state and local income taxes. The Company has not recorded Federal income tax expense for the quarter and nine months ended September 30, 1998, due to the availability of net operating losses.

    For the quarter and nine months ended September 30, 1997, the Company had an income tax benefit of $3,000 and $381,000, respectively. The deferred income tax benefit for the periods resulted from a reduction in the valuation allowance among other factors. The decrease in the valuation allowance in 1997 was attributable in part to the expected utilization of the Company's net operating loss carryforwards, and to the Company's expectation of generating sufficient taxable income that will allow for the realization of a portion of its deferred tax assets. In 1997, this benefit was partially offset by state and local income tax expense.

Recent accounting pronouncements

         In June of 1997, the FASB issued Statement of Financial Accounting Standard No. 131, (SFAS 131) "Disclosures About Segments of an Enterprise and Related Information". SFAS 131 requires disclosure of certain information about operating segments and about products and services, geographic areas in which a company operates, and their major customers. The required information will be reflected in the Company's December 31, 1998 financial statements.

     In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS 133 by January 1, 2000. The Company's adoption of SFAS 133 will not have a material impact on the consolidated financial statements.

Year 2000

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

         The Company is utilizing both internal and external resources to identify, correct or reprogram and test systems for year 2000 compliance. General Physics, the Company's principal operating subsidiary, has evaluated its computer systems over the past six months and has determined that its basic operating system is year 2000 compliant. It has also identified various ancillary programs that need to be updated and has contracted with third parties for this work to be completed within the next six months. It is expected that the cost of these modifications will be approximately $25,000.

         In addition, the information systems and technology management group of General Physics is examining their exposure to the year 2000 in other areas of technology. These areas include telephone and E-mail systems, operating systems and applications in free standing personnel computers, local area networks and other areas of communication. A failure of these systems, which may impact the ability of General Physics to service their customers could have a material effect on their results of operations. These issues are being handled by the information and technology team at General Physics by identifying the problems and obtaining from vendors and service providers either the necessary modifications to the software or assurances that the systems will not be disrupted. General Physics believes that the cost of the programming and equipment upgraded will not be in excess of $250,000. In addition , certain personal computers and other equipment that is not year 2000 compliant will be upgraded through General Physics normal process of equipment upgrades. General Physics believes that the evaluation and implementation process will be complete no later than the second quarter of 1999. Over the next year, General Physics also plans to continue to plan and implement other information technology projects in the ordinary course of business.

         General Physics expects to finance these expenditures from a combination of working capital and operating leases for a portion of the new computer equipment. Therefore, General Physics does not expect the year 2000 issue to have a material adverse impact on its financial position or results of operations.

         The other operations of the Company, including MXL Industries, Inc.(MXL) and the corporate office, will be year 2000 compliant by the first quarter of 1999. The only material application that is not year 2000 compliant at this time is MXL's manufacturing system. MXL anticipates that they will be year 2000 compliant by March 31, 1999, at a cost of approximately $15,000. The cost will not have a material impact upon the Company.

         Like other companies, the Company relies on its customers for revenues and on its vendors for products and services of all kinds; these third parties all face the year 2000 issue. An interruption in the ability of any of them to provide goods or services, or to pay for goods or services provided to them, or an interruption in the business operations of our customers causing a decline in demand for services, could have a material adverse effect on the Company in turn. In addition, the Company has significant equity investments which all face the year 2000 issue as well. An interruption in their ability to operate could cause a significant impact on their market value which in turn would have a material adverse effect on the Company.

         In addition, there is a risk, the probability of which the Company is not in a position to estimate, that the transition to the year 2000 will cause wholesale, perhaps prolonged, failures of electrical generation, banking, telecommunications or transportation systems in the United States or abroad, disrupting the general infrastructure of business and the economy at large. The effect of such disruptions on the Company could be material.

         The Company's business units will communicate with their principal customers and vendors about their year 2000 readiness, and expect this process to be completed no later than the third quarter of 1999. None of the responses received to date suggests that any significant customer or vendor expects the year 2000 issue to cause an interruption in its operations which would have a material adverse impact on the Company. However, because so many firms are exposed to the risk of failure not only of their own systems, but of the systems of other firms, the ultimate effect of the year 2000 issue is subject to a very high degree of uncertainty.

         The Company believes that its preparations currently under way are adequate to assess and manage the risks presented by the year 2000 issue, and does not have a formal contingency plan at this time.

         The statements in this section regarding the effect of the year 2000 and the Company's responses to it are forward-looking statements. They are based on assumptions that the Company believes to be reasonable in light of its current knowledge and experience. A number of contingencies could cause actual results to differ materially from those described in forward-looking statements made by or on behalf of the Company.

Adoption of a Common European Currency

On January 1, 1999, eleven European countries will adopt the Euro as their common currency. From that date until January 1, 2002, debtors and creditors may choose to pay or to be paid in Euros or in the former national currencies.

On and after January 1, 2002, the former national currencies will cease to be legal tender.

The Company is currently reviewing its information technology systems and upgrading them as necessary to ensure that they will be able to convert among the former national currencies and the Euro, and process transactions and balances in Euros, as required. The Company has sought and received assurances from the financial institutions with which it does business that beginning in 1999 they will be capable of receiving deposits and making payments both in Euros and in the former national currencies. The Company does not expect that adapting its information technology systems to the Euro will have a material impact on its financial condition or results of operations. The Company is also reviewing contracts with customers and vendors calling for payments in currencies that are to be replaced by the Euro, and intends to complete in a timely way any required changes to those contracts.

Adoption of the Euro is likely to have competitive effects in Europe, as prices that had been stated in different national currencies become directly comparable to one another. In addition, the adoption of a common monetary policy throughout the countries adopting the Euro can be expected to have an effect on the economy of the region. These competitive and economic effects cannot be predicted with certainty, and there can be no assurance that they will not have a material effect on the Company's business in Europe.

The   forward-looking   statements   contained  herein  reflect  GP  Strategies'
management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, all of which are difficult to predict and many of which are beyond the control of GP Strategies, including, but not limited to, the risk that the acquisition of The Learning Technologies business of SHL Systemhouse Co. and The Deltapoint Corporation will not achieve the commercial advantages anticipated by GP Strategies, such as the production of significant revenues or profits for GP Strategies, the risk that the Company's preparations with respect to the risks presented by the year 2000 issue will not be adequate, and those risks and uncertainties detailed in GP Strategies' periodic reports and registration statements filed with the Securities and Exchange Commission.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                         LIQUIDITY AND CAPITAL RESOURCES



     At September 30, 1998, the Company had cash and cash equivalents totaling $7,504,000.

     The Company has sufficient cash, cash equivalents and marketable securities, marketable long-term investments and borrowing availability under existing and potential lines of credit as well as the ability to obtain additional funds from its operating subsidiaries in order to fund its working capital requirements.

     The decrease in cash and cash equivalents of $4,871,000 resulted from cash used in operations of $7,989,000 and cash used in investing activities of $36,561,000, partially offset by cash provided by financing activities of $39,679,000. The cash used in investing activities was primarily for the acquisitions of Learning Technologies and Deltapoint. The cash provided by financing activities was from increased short-term borrowings and a term loan. The cash provided was used to fund the acquisitions and the operations of the Company.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 QUALIFICATION RELATING TO FINANCIAL INFORMATION

                               September 30, 1998


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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION



Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibit

                  1. Asset Purchase Agreement dated as of July 13, 1998, between General Physics Corporation and the Deltapoint Corporation. Incorporated herein by reference to the Registrants Form 8-K dated July 27, 1998.

                  2. Asset Purchase Agreement dated as of August 31, 1998, between American Drug Company and Five Star Group, Inc. Incorporated herein by reference to American Drug Company's Form 8-K filed on September 15, 1998.

         b.       Reports on Form 8-K

                           Form 8-K filed on July 27, 1998 reporting event under
                           Item 2.

                           Form 8-K/A to report dated July 27, 1998, filed on September 28, 1998, reporting Item 7.

                           Form 8-K filed on October 15, 1998, reporting events under Items 2 and 7.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES



                               September 30, 1998


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                             GP STRATEGIES CORPORATION


DATE: November 16, 1998                      BY:   Jerome I. Feldman
                                                   President &
                                                   Chief Executive Officer


DATE: November 16, 1998                      BY:   Scott N. Greenberg
                                                   Executive Vice President &
                                                   Chief Financial Officer