Form 10-K
period 1998-12-31
GP STRATEGIES CORP
filed 1999-03-31
CIK 70415

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1998

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / / As of March 15, 1999, the aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $.01 per share, held by non-affiliates (assuming for this calculation only that all officers and directors are affiliates) was approximately $204,498,843 based on the closing price of the Common Stock on the New York Stock Exchange on March 15, 1999. None of the Class B Capital Stock, par value $.01 per share, was held by non-affiliates. Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the most recent practicable date.

Class Outstanding at March 15, 1999 Common Stock, par value $.01 per share 10,976,146 shares Class B Capital Stock, par value $.01 per share 356,250 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                                     TABLE OF CONTENTS
                                                              Page
PART I

      Item 1.   Business                                         1

      Item 2.   Properties                                      15

      Item 3.   Legal Proceedings                               15

      Item 4.   Submission of Matters to a Vote of
                Security Holders                                15

PART II

      Item 5.   Market for the Registrant's Common
                Equity and Related Stockholder Matters          16

      Item 6.   Selected Financial Data                         17

      Item 7.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations   18

      Item 7A.  Quantitative and Qualitative Disclosures About
                 Market Risk                                    28

      Item 8.   Financial Statements and Supplementary Data     29

      Item 9.   Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure          73

PART III

      Item 10.  Directors and Executive Officers of the
                Registrant*                                     73

      Item 11.  Executive Compensation*                         73

      Item 12.  Security Ownership of Certain
              Beneficial Owners and Management*                 73

      Item 13.  Certain Relationships and Related Transactions* 73

PART IV

      Item 14.  Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K                           74

*to be incorporated by reference from the Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders.

                                           PART I

ITEM 1.     BUSINESS


(a)  General Development of Business

      GP Strategies Corporation (the "Company") over the last two years has taken significant steps to focus almost entirely on becoming a full-service performance improvement and training company, through its wholly-owned subsidiary, General Physics Corporation ("General Physics"), and has divested many of its non-core assets. On September 30,1998 the Company sold substantially all operating assets of Five Star Group, Inc. ("Five Star"), a distributor of home decorating, hardware and finishing products in the northeast to American Drug Company ("ADC").

      The Company's has two operating business segments: Performance Improvement and Optical Plastics. General Physics, (the Performance Improvement Group), with approximately 2,100 employees in 75 offices worldwide, assists productivity driven organizations to maximize workforce performance by integrating people, processes and technology. In addition to General Physics, the Company's other operating subsidiary is MXL Industries, Inc. ("MXL"), (the Optical Plastics Group), which manufactures and distributes coated and molded plastic products, such as shields and face masks and non-optical plastics.

      The Company was incorporated in Delaware in 1959 and is a New York Stock Exchange listed company.

(b)  Financial Information About Industry Segments

      Certain financial information about business segments (classes of similar products or services) is included in Note 16 of Notes to Consolidated Financial Statements.

(c)  Narrative Description of Business


PERFORMANCE IMPROVEMENT GROUP

GENERAL PHYSICS CORPORATION

Organization and Operations

      General Physics, with approximately 2,100 employees in 75 offices worldwide, provides performance improvement services and products to multinational companies in manufacturing and process industries, electric power utilities, and other commercial and governmental customers.

      General Physics believes it is a global leader in performance improvement, and has over three decades of experience in providing solutions to optimize workforce performance. Since 1966, General Physics has provided clients with the products and services they need to successfully integrate their people, processes and technology -- the elements most critical to the successful realization of any organization's goal to improve its effectiveness.

      General Physics provides a broad range of services and products on a global scale that are oriented toward improving individual and organizational performance throughout their productive lives. For individuals, General Physics provides instructional courses and self-paced learning products, ranging from traditional instructor led classes to computer-based or web-based training. For businesses, government agencies and other organizations, General Physics offers services and products spanning the entire lifecycle of production facilities: plant launch assistance from both workforce training and engineering perspectives; operations and maintenance practice training and consulting services; curriculum development and delivery; facility and enterprise change and configuration management; lean enterprise consulting; plant and process engineering review and re-design; outsourcing of workforce training; and development and delivery of information technology (IT) training on an individual and enterprise-wide scale. General Physics' personnel bring a wide variety of professional, technical and military backgrounds together to create cost-effective solutions for modern business and governmental challenges.

      Operationally, General Physics is organized globally into vertically and horizontally integrated functional and administrative units, with the goal of achieving a level of adaptability to match rapidly changing business conditions and opportunities. Reorganizations involving the reshuffling of people, products and business units occur at least annually, and one of General Physics' goals is to expose each of its clients to the full menu of services and products that General Physics offers.

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

      In 1994, General Physics further expanded its range of capabilities, as well as its clients, by acquiring the design engineering, seismic engineering, systems engineering, materials management and safety analysis businesses of Cygna Energy Services, and by acquiring the management and technical training and engineering consulting businesses of GPS Technologies, Inc.

      On January 24, 1997, stockholders of each of the Company and General Physics approved the merger of a wholly-owned subsidiary of the Company with General Physics pursuant to which General Physics became a wholly-owned subsidiary of the Company (the "Merger"). Under the terms of the Merger

Agreement, holders of General Physics Common Stock received shares of the Company's Common Stock in exchange for their shares of General Physics common stock.

      During 1998, General Physics embarked upon a strategy to expand globally, further diversify its clientele, and acquire additional performance improvement capabilities through the acquisitions described below.

      Effective January 1, 1998, General Physics acquired substantially all of the assets and operations of United Training Services, Inc. ("UTS"), a provider of training and consulting services to the U.S. automotive industry and to other commercial customers, including Ford Motor Company, DaimlerChrysler Corporation and IBM Corporation, some of whom were not previously clients of General Physics.

      Effective March 28, 1998, General Physics acquired the training and language services business of Specialized Technical Services Limited ("STS"), a provider of technical training services and language services to commercial and governmental customers in the United Kingdom. The acquisition gave General Physics an immediate substantial presence in Europe, and a platform for selling General Physics' services and products to prospective European customers and U.S. multinational companies with operations in Europe. The acquisitions of UTS and STS were not considered material to the Company's financial position or results of operations.

      Effective   June  16,  1998,   General   Physics   acquired  the  Learning
Technologies business of SHL Systemhouse Co. (an MCI Company). Learning Technologies, a leading computer technology training and consulting organization, strengthened General Physics' depth in providing information technology-related services and products, brought to General Physics an established network of offices and training facilities in Canada and the United Kingdom, and further established General Physics as a global company. It also brought customers to General Physics such as British Telecom, National Power PLC, Systemhouse, Canada Post and Canadian National Railways.

      Effective July 1, 1998, General Physics acquired substantially all of the operations and assets of The Deltapoint Corporation ("Deltapoint"), a Seattle, Washington, based management consulting firm focused on large systems change and lean enterprise, with primarily Fortune 500 clients operating in the aerospace, pharmaceutical, manufacturing, healthcare and telecommunications industries. The acquisition further diversified General Physics' performance improvement capabilities and clientele by its consulting practice which is now marketed under the name GP Deltapoint.

      General Physics' performance is significantly affected by the timing of performance on contracts. Results of operations are not seasonal, since contracts are performed throughout the year. However, demand for open enrollment courses may fluctuate with student demand, and General Physics' revenues and profitability are related to general levels of economic activity and employment in the United States, Canada and the United Kingdom. A significant economic downturn or recession in one or more of these countries could have a material adverse effect on General Physics' business, financial condition and results of operations.

Customers

      General Physics currently provides services to more than 800 customers, exclusive of individual students who attend General Physics' open enrollment courses. Significant customers include multinational automotive manufacturers, such as General Motors Corporation, Ford Motor Company and DaimlerChrysler Corporation; commercial electric power utilities, such as Consolidated Edison Company of New York, Public Service Electric & Gas Company, Commonwealth Edison Company, Entergy Operations, Inc., National Power PLC, Alberta Transportation and Utilities, Ontario Hydro and National Power Corporation (Philippines); governmental agencies, such as the U.S. Departments of Defense and Energy,
Canada Post, the U.S. Postal Service, Revenue Canada and various Canadian provincial governments; U.S. government prime contractors, such as Northrop-Grumman, Lockheed Martin and Westinghouse Savannah River Company; pharmaceutical companies, such as Pfizer, Inc.and Merck & Co., communications companies, such as British Telecom PLC, Electronic Data Systems and PageNet; software vendors, such as Oracle Corporation, The Baan Company, PeopleSoft Inc., Microsoft Corporation and Novell Inc.; aerospace companies, such as Boeing Corporation; food and beverage companies, such as Anheuser-Busch Company, PepsiCo Inc, and Coca-Cola Company; petro-chemical companies, such as Imperial Oil Limited, and Huntsman Chemical; steel producers, such as AK Steel, USX Corporation, Inspat Inland Steel, National Steel, and Dofasco Steel; and other large multinational companies, such as Fluor Daniel, IBM Corporation, Xerox Corporation, PPG Industries, Inc., PriceWaterhouseCoopers, Barclays Bank PLC, General Electric Company, Westinghouse Electric Company and Kimberly Clark Corp.

      Revenue from the United States Government accounted for approximately 28% of General Physics' revenue for the year ended December 31, 1998. However, such revenue was derived from many separate contracts and subcontracts with a variety of Government agencies and contractors that are regarded by General Physics as separate customers. In 1998, except for General Motors Corporation, which accounted for approximately 10% of General Physics' revenue, no other customer accounted for 10% or more of General Physics' revenue.

General Physics' Services and Products

      General Physics provides services and sells products within a structure that is integrated both vertically and horizontally. Vertically, General Physics is organized into Strategic Business Units (SBUs), Business Units (BUs), and Groups focused on providing a wide range of products and services to clients and prospective clients predominantly within targeted markets. Horizontally, General Physics is organized across SBUs, BUs and Groups to integrate similar service lines, technology, information, work products, client management and other resources. As a result, General Physics has evolved into a matrixed organization in which resources can be coordinated to meet the needs of General Physics clients or to respond quickly and mobilize resources for new opportunities. Corporate marketing, advertising, sales and accounting and other general and administrative services are organized outside the SBUs, BUs and Groups in order to support the corporation as whole. Sales and marketing activities are complemented by similar capabilities within operations.

Training. Each of General Physics' business Groups provides training services and products. The range of services runs from fundamental analysis of a client's training needs, to curriculum design, instructional material development (in hard copy, electronic/software or other format) to delivery of training using an instructor-led, on-the-job, computer-based, web-based, video-based or other technology-based method. Solutions are developed to meet the needs and desires of each client, subject to the client's financial and organizational commitment. General Physics also provides an extensive existing curriculum of business and technical courses through the General Physics Training Institute (GPTI), as well as an equally extensive list of computer software courses using its network of offices and classrooms in Canada and the United Kingdom, as well as the United States. Training products include instructor and student training manuals, instructional material on CD-ROM, Taskmaster(TM) software and PC-based simulators. Examples of current training projects include:

        General Physics is a full-service training provider for the automotive industry. Since 1987, General Physics has participated in a strategic business partnership with the General Motors ("GM") Corporate Organization and Employee Development Staff, which is now a part of General Motors University. Each year several thousand GM employees attend courses conducted and administered by General Physics. Additionally, training and consulting services are provided on a project basis to many divisions of GM, including GM Overseas operations in China, Europe, Southeast Asia, South America and Central America. General Physics also provides training and consulting services to DaimlerChrysler Corporation and Ford Motor Company as well as many of the automotive supplier companies

        General Physics operates the training center in Edgewood, Maryland, supporting the United States Army's chemical weapons demilitarization program. General Physics provides training for personnel who will operate and maintain demilitarization plants at seven locations across the country. General Physics has trained chemical demilitarization specialists from Russia as part of an effort to introduce U.S. technology and approaches for Russian chemical munitions demilitarization programs.

        General Physics is providing training services to an approximately 6,000 employee company in support of an initiative to adopt a standard corporate computer desktop including Microsoft Office applications, as well as some client proprietary applications. Services encompass training material development and classroom instruction on a national basis.

Consulting. Consulting services are available from all of General Physics' Groups and include not only training-related consulting services, but also more traditional business management, engineering and other disciplines. Through the integration of GP Deltapoint's resources, General Physics is able to provide high-level lean enterprise consulting services, as well as training in the concept, methods and application of lean enterprise practices, organizational development and change management. General Physics also provides engineering consulting services to support regulatory and environmental compliance, modification of facilities and processes, reliability-centered maintenance practices, and plant start-up activities. Consulting products include copyrighted training and reference materials. Examples of recent consulting projects include:

        A national wireless services company with more than 5,000 employees spread over 100 offices needed a dramatic increase in their operational efficiencies along with a decrease in cost. The solution they devised involved upgrading their IT systems and integrating the key operations functions into Centers of Excellence while reducing headcount and square footage by approximately 50%. A major problem was that the offices were operating in a relatively independent manner and did not have common processes. General Physics helped them define the major processes that would be transferred to the Centers of Excellence, develop a plan to document the processes, improve process efficiency, and transition the processes to the new Centers of Excellence. This was accomplished in three months.

        A department of the finance organization supporting a multinational manufacturer's dealerships and customers sought to restructure to be more effective, build a new image, redesign processes and procedures, and improve morale in conjunction with a leadership change in the organization. General Physics designed and developed a Value-Based Strategic Plan to identify organizational issues, develop a strategy to address them, and implement the strategy as designed.

        General Physics provides Enterprise Resource Planning in the form of change management, documentation, end-user training and maintenance engineering support related to Enterprise Wide Software Applications, including support for products developed by The Baan Company and Oracle Corp. General Physics is a Baan Education Alliance Program member.

Technical Support and Engineering. General Physics' business Groups are each staffed and equipped to provide technical support services and products to clients. Technical support services include procedure writing and configuration control for capital intensive facilities, plant start-up assistance, logistics support (e.g., inventory management and control), implementation and engineering assistance for facility or process modifications, facility management for high technology training environments, and help-desk support for standard and customized client desktop applications. Technical support products include
EtaPro(TM) and PDMS(TM) General Physics software applications, and General Physics' patented Level Monitor System for fluid level monitoring. Examples of projects include:

        General Physics has provided technical support services to virtually all of the commercial nuclear power plants in the United States, including development and upgrade of operations and maintenance procedures; development and implementation of preventative maintenance programs; plant configuration management; training simulator maintenance and modification; staff augmentation; and computer based training (CBT) development and implementation.

        General  Physics  is  currently   providing   help-desk   support  to  a
        multinational pharmaceutical company for its standard and proprietary desktop software applications.

        General Physics provides facility management services in Canada to ensure the availability and readiness of modern high technology training equipment and classrooms for a major software vendor providing end-user training, as well as providing training to General Physics' own computer technology training customers.

Contracts

      General Physics is currently performing under approximately 1,500 contracts, providing charges on a time-and-materials, a fixed-price or a cost reimbursable basis. General Physics' subcontracts with the United States
Government have predominantly been cost reimbursable contracts and fixed-price contracts. General Physics is required to comply with the Federal Acquisition Regulations and the Government Cost Accounting Standards with respect to services provided to the United States Government and agencies thereof. These Regulations and Standards govern the procurement of goods and services by the United States Government and the nature of costs that can be charged with respect to such goods and services. All such contracts are subject to audit by a designated government audit agency, which in most cases is the Defense Contract Audit Agency (the "DCAA"). The DCAA has audited General Physics' contracts through 1996 without any material disallowances.

      The following table illustrates the percentage of total revenue of General Physics attributable to each type of contract for the year ended December 31, 1998:


                                       Year ended December 31, 1998

Fixed Price                                      54%
Time and Material                                32
Cost Reimbursable                                14
        Total Revenue                           100%

      General Physics' fixed-price contracts provide for General Physics to perform specified services for a fixed price. General Physics bears the risk that increased or unexpected costs required to perform the specified services may reduce General Physics' profit or cause General Physics to sustain a loss, but General Physics has the opportunity to derive increased profit if the costs required to perform the specified services are less than expected. Increasingly, General Physics contracts have been fixed price based on a percentage of total revenue. Fixed-price contracts generally permit the client to terminate the contract on written notice; in the event of such termination, General Physics would typically, at a minimum, be paid a proportionate amount of the fixed price. No significant terminations of General Physics' fixed-price contracts have occurred over the last four years.

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

Competition

      General Physics' services and products face a highly competitive environment. The principal competitive factors are the experience and capability of service personnel, performance, quality and functionality of products, reputation and price. Consulting services such as those provided by General Physics are performed by many of the customers themselves, large architectural and engineering firms that have expanded their range of services beyond design and construction activities, major suppliers of equipment and independent service companies such as General Physics. A significant factor determining the business available to General Physics and its competitors is the ability of customers to use their own personnel to perform services provided by General Physics and its competitors. Another factor affecting the competitive environment is the existence of small, specialty companies located at or near particular customer facilities and dedicated solely to servicing the needs of those particular facilities.

      The training industry is highly fragmented and competitive, with low barriers to entry and no single competitor accounting for a significant market share. General Physics' competitors include several large publicly traded and privately held companies, vocational and technical training schools, degree-granting colleges and universities, information technology companies, continuing education programs and thousands of small privately held training providers and individuals. In addition, many of General Physics' clients maintain internal training departments. Some of General Physics' competitors offer services and products that are similar to those of General Physics at lower prices, and some competitors have significantly greater financial, managerial, technical, marketing and other resources than General Physics. Moreover, General Physics expects that it will face additional competition from new entrants into the training and performance improvement market due, in part, to the evolving nature of the market and the relatively low barriers to entry. There can be no assurance that General Physics will be successful against such competition.

Personnel

      General Physics' principal resource is its personnel. General Physics' future success depends to a significant degree upon its ability to continue to attract, retain and integrate into its operations instructors, technical personnel and consultants who possess the skills and experience required to meet the needs of its clients. In order to initiate and develop client relationships and execute its growth strategy, General Physics also must retain and continue to hire qualified salespeople. As of March 1, 1999, General Physics employed approximately 2,100 employees and adjunct instructors.

      General Physics' personnel have backgrounds and industry experience in mechanical, electrical, chemical, civil, nuclear and human factors engineering; in technical education and training; in power plant design, operation and maintenance; in weapons systems design, operation and maintenance; in organizational change management; in instructional technology and computer-based training; in enterprise-wide resource planning and software training; and in toxicology, industrial hygiene, health physics, chemistry, microbiology, ecology and mathematical modeling. Many of General Physics' employees perform multiple functions depending upon changes in the mix of demand for the services provided by General Physics.

      General Physics utilizes a variety of methods to attract and retain personnel. General Physics believes that the compensation and benefits offered to its employees are competitive with the compensation and benefits available from other organizations with whom it competes for personnel. In addition, General Physics maintains and continuously improves the training available to its employees, both internally and through third parties, and reimburses its employees for job-related educational costs. General Physics encourages its employees to further their education, continuously update their marketable skills and deliver services and products that equal or exceed client expectations. General Physics recognizes and rewards business success and outstanding individual performance.

      Competition for qualified personnel can be intense, and General Physics competes for personnel with its clients was well as its competitors. There can be no assurance that qualified personnel will continue to be available to General Physics in sufficient numbers, and any failure to attract or retain qualified instructors, technical personnel, consultants and salespeople in sufficient numbers could have a material adverse effect on General Physics' business, financial condition, and results of operations.

      None of General Physics' employees is represented by a labor union. General Physics generally has not entered into employment agreements with its employees, but has entered into employment agreements with certain officers and other employees. General Physics believes its relations with its employees are good.

Marketing

      General Physics has more than 40 employees dedicated primarily to marketing its services and products through Corporate Sales and Business
Development initiatives at both the corporate and Business Unit level. In addition, the Company has approximately 60 commissioned salespeople focused on selling its products and services worldwide. Salespeople in Canada and the United Kingdom are compensated on a commission basis. Corporate level marketing is directed at long-term strategic business development with specific customers and with multinational businesses. General Physics markets its services to existing customers primarily through its technical personnel who have regular direct client contact, dedicated sales personnel and client managers, and by using senior management to aid in the planning of marketing strategies and evaluating current and long-term marketing opportunities and business directions. General Physics uses attendance at trade shows, presentations of technical papers at industry and trade association conferences, public courses and workshops given by General Physics personnel to serve an important marketing function. General Physics also advertises extensively in Canada and the United Kingdom, and sends a variety of sales literature, including an extensive catalog of course listings, to current and prospective clients whose names are maintained in a computerized database which is updated periodically.

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

      General  Physics  maintains  a site  on the  World  Wide  Web  located  at
http://www.genphysics.com/ from which prospective customers can obtain additional information about General Physics, experience web-based training, and find out how to contact General Physics to discuss employment or business opportunities.

Backlog

      General Physics' backlog for services under signed contracts and subcontracts as of December 31, 1998 was approximately $127,000,000. This amount does not meaningfully reflect the training services anticipated to be provided to students who enroll in General Physics' open enrollment courses, since enrollment occurs throughout the year and the period between enrollment and course completion is generally relatively short.

      General Physics anticipates that most of its backlog as of December 31, 1998 will be recognized as revenue during fiscal year 1999; however, the rate at which services are performed under certain contracts, and thus the rate at which backlog will be recognized, is at the discretion of the client, and most contracts are, as mentioned above, subject to termination by the client upon written notice.

Insurance

      By providing services to the commercial electric power industry and to the United States Armed Forces, General Physics is engaged in industries in which there are substantial risks of potential liability. As of January 1, 1996, General Physics' insurance was combined with the Company's insurance in a consolidated insurance program (including general liability coverage). However, certain liabilities associated with General Physics' business are not covered by these insurance policies. In addition, such liabilities may not be covered by Federal legislation providing a liability protection system for licensees of the

Nuclear Regulatory Commission (typically utilities) for certain damages caused by nuclear incidents, since General Physics is not such a licensee. Finally, few of General Physics' contracts with clients contain a waiver or limitation of liability. Thus, to the extent a risk is neither insured nor indemnified against nor limited by an enforceable waiver or limitation of liability, General Physics could be materially adversely affected by a nuclear incident. Certain other environmental risks, such as liability under the Comprehensive Environmental Response, Compensation and Liability Act, as amended (Superfund), also may not be covered by General Physics' insurance.

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

Properties

      General Physics' principal executive offices are located at 6700 Alexander Bell Drive, Suite 400, Columbia, Maryland 21046, and its telephone number is
(410) 290-2300. General Physics leases approximately 32,470 square feet of an office building at that address, and approximately 530,000 square feet of office space at other locations in the United States, Canada, the United Kingdom, Mexico, Brazil and Malaysia. General Physics has 75 offices worldwide, including 32 offices in the United States, 19 offices spread across six provinces in Canada, and 20 offices in the United Kingdom, approximately half of which are small offices oriented towards directing clients to General Physics' training facilities, as well as small satellite offices in Kuala Lumpur, Sao Paulo and Mexico City. Various locations in the United States, Canada and the United Kingdom contain classrooms or other specialized space to support General Physics' instructor-led and distance-learning training programs. General Physics believes that its facilities are adequate to carry on its business as currently conducted.

DISTRIBUTION GROUP

FIVE STAR GROUP, INC.

      On September 30, l998, the Company sold substantially all operating assets of Five Star, which formerly comprised the Distribution Group, to ADC for

$16,476,000, which was used to repay existing short-term borrowings, and a five-year $5,000,000 unsecured senior note, with interest payable quarterly at the rate of 8%. Immediately prior to this transaction, the Company sold an approximate 16.5% interest in ADC to the management of Five Star. As a result of such transactions, as of September 30, 1998, the Company no longer consolidates the balance sheet and results of operations of ADC and it subsidiaries, but accounts for ADC as an equity investment.

      Five Star is a leading distributor in the U.S. of home decorating, hardward and finishing products. Five Star has two strategically located warehouse distribution centers and office locations, with approximately 360,000 square feet of space in New Jersey and Connecticut, which enables Five Star to service the market from Maine to Maryland.

      Five Star offers products from leading manufacturers such as Cabot Stain, William Zinsser & Company, Dap, General Electric Corporation, American Tool, Stanley Tools, Minwax, Minnesota Mining Company and USG. Five Star distributes its products to retail dealers which include lumber yards, "do-it-yourself" centers, hardware stores and paint suppliers principally in the northeast region. It carries an extensive inventory of the products it distributes and provides delivery, generally, within 24 to 72 hours from the placement of an order.

      The primary working capital investment for Five Star is inventory. Inventory levels will vary throughout the year reflecting the seasonal nature of the business. Five Star's strongest sales are typically in March through October because of strong seasonal consumer demand for its products. As a result, inventory levels tend to peak in the spring and reach their lowest levels in late fall.

      The largest customer accounted for approximately 9% of Five Star's sales in 1998 and its 10 largest customers accounted for approximately 45% of such sales. No other customer accounted for in excess of 10% of Five Star's sales in the first nine months in 1998. All such customers are unaffiliated companies and neither Five Star nor the Company has a long-term contractual relationship with any of them.

      Competition within the industry is intense. There are much larger national companies commonly associated with national franchises such as Ace and TruServ as well as smaller regional distributors, all of whom offer similar products and services, other than paint sundry item distributors, Five Star faces stiff competition from Home Depot, which purchases directly from manufacturers and dealer-owned distributors, such as Ace and TruServ. Additionally, in some instances manufacturers will bypass the distributor and choose to sell and ship their products directly to the retail outlet. The principal means of competition for Five Star are its strategically placed distribution centers and its extensive inventory of quality name brand products. Five Star will continue to focus its efforts on supplying its products to its customers at a competitive price and on a timely and consistent basis. In the future, Five Star will attempt to acquire complementary distributors and to expand the distribution of its line of private-label products sold under the "Five Star" name.

OPTICAL PLASTICS GROUP

MXL INDUSTRIES, INC.

      MXL Industries, Inc. ("MXL") is engaged in the manufacture and distribution of molded and coated optical products, such as shields and face masks and non-optical plastic products. MXL is a state-of-the-art injection molder and precision coater of large optical products such as shields and face masks and non-optical plastics. MXL believes that the principal strengths of its business are its state-of-the-art injection molding equipment, advanced production technology, high quality standards, and on time deliveries. Through its Woodland Mold and Tool Division, MXL also designs and engineers state-of-the-art injection molding tools as well as providing a commodity custom molding shop.

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

      MXL's largest customer accounted for approximately 23% of MXL's total sales and 3 other customers accounted for approximately 45% of MXL's sales in 1998. MXL's 10 largest customers accounted for approximately 82% of its total sales.

      MXL's sales and marketing effort concentrates on industry trade shows. In addition, the Company employs one marketing and sales executive and one sales engineer. In the future, MXL will attempt to acquire complementary businesses.

HYDRO MED SCIENCES

      Hydro Med Sciences ("HMS"), a division of the Company, is a drug delivery company that develops, manufactures, markets and sells proprietary, implantable, controlled release drug delivery products, which release drugs directly into the circulatory system, for human and veterinary applications. These products and based upon HMS's unique group of Hydron(TM) polymer biomaterials. HMS's lead product in development is a patented, subcutaneous retrievable hydrogel reservoir drug delivery device (the "Hydron(TM) Implant") designed to allow reliable, sustained release of a broad spectrum of therapeutic compounds continuously, at constant, predetermined rates over at least a 12-month period. The lead application of the Hydron(TM) Implant, which is implanted below the skin (subcutaneously) in the upper arm, delivers a luteinizing hormone releasing hormone ("LHRH") analog, for the treatment of prostate cancer for a six-or 12 month period. HMS and its licensee, Roberts Laboratories, Inc. ("Roberts"), are presently compiling data from Phase I/II clinical studies for this drug delivery system for the treatment of prostate cancer. HMS's sales currently comprise less than 1% of the Company's revenues.

INVESTMENTS

      Over the last two years, the Company has taken significant steps to focus almost entirely on becoming a full-service performance improvement company and has divested many of its non-core assets. The Company still has investments in the stock of certain publicly traded companies.

      GSE Systems, Inc. ("GSES") designs, develops and delivers business and technology solutions by applying high technology-related process control, high fidelity simulation, systems and services into applications for worldwide industries including energy and process manufacturing. As of December 31, 1998, the Company owned approximately 22% of the outstanding shares of common stock of GSES.

      GTS  Duratek,  Inc.  ("Duratek")  implements   technologies  and  provides
services, many of which are related to managing remediation and treating radioactive and hydrocarbon waste. As of December 31, 1998, the Company owned approximately 7% of the outstanding shares of common stock of Duratek.

      Interferon Sciences, Inc. ("ISI") is a biopharmaceutical company engaged in the manufacture and sale of pharmaceutical products based on its highly purified, natural source multispecies alpha interferon. As of December 31, 1998, the Company owned approximately 7% of the outstanding shares of common stock of ISI.

      On September 30, 1998, the Company sold substantially all operating assets of its wholly-owned subsidiary Five Star to ADC. At December 31, 1998, the Company's investment in ADC was $3,893,000 and also a $5,000,000 senior unsecured 8% Note. The Note is due in five years, with interest due quarterly. For the nine months ended September 30, 1998, Five Star had revenues of $64,148,000. The purchase by ADC of these assets has changed the focus of ADC. ADC plans to focus its efforts on growing the distribution business through Five Star and significantly reduced its international operations from both a business and cost perspective. In addition, the Company has a management services agreement with ADC pursuant to which the Company receives $10,000 a month for services provided by the Company, such as management, legal, tax, accounting, insurance and employee benefit administration services.

Employees

      At December 31, 1998, the Company and its subsidiaries employed approximately 2,200 persons, including 16 in the Company's headquarters, 2,100 in the Physical Science Group, 264 in the Distribution Group, (111 of which are union employees) and 86 in the Optical Plastics Group. Of these, 5 persons were engaged in research and development. The Company considers its employee relations to be good.

(d) Financial Information about the Foreign and Domestic Operations and Export Sales.

The Company's revenue from foreign operations, primarily in the United Kingdom and Canada, was approximately $31,429,000 for the year ended December 31, 1998. In addition, at December 31, 1998, assets located in all foreign countries were less than 10% of the Company's total assets and were located primarily in the United Kingdom and Canada. The Company had deminimis foreign assets and operations as of and for the years ended December 31, 1997 and 1996.

      Item 2. Properties

      The following information describes the material physical properties owned or leased by the Company and its subsidiaries.

      The Company leases approximately 10,000 square feet of space for its New York City principal executive offices and leases approximately 15,000 square feet in New Jersey. The Company's Physical Sciences Group leases approximately 32,470 square feet of an office building in Columbia, Maryland and approximately 530,000 square feet of office space at various other locations throughout the United States, Canada, the United Kingdom, Mexico, Brazil and Malaysia.

      The Distribution Group leases 250,000 square feet in New Jersey pursuant to a lease which expires in March 2007 and has annual lease payments of approximately $860,000 and 110,000 square feet in Connecticut pursuant to a lease which expires on 2001 and has annual lease payments of approximately $380,000. The Company guarantees both leases.

      The Optical Plastics Group owns 50,200 square feet of warehouse and office space in Lancaster, PA and 55,000 square feet of warehouse and office space in Westmont, IL.

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

               Quarter                  High                  Low

1998           First                  $17.38               $12.25
               Second                  17.69                14.13
               Third                   14.69                 9.13
               Fourth                  15.38                 9.38

1997           First                    9.00                 6.00
               Second                   8.44                 5.50
               Third                   13.00                 7.75
               Fourth                  15.50                11.75


      The number of shareholders of record of the Common Stock as of March 15, 1999 was 3,112. On March 15, 1999, the closing price of the Common Stock on the New York Stock Exchange was $19.00.

                         GP STRATEGIES CORPORATION AND SUBSIDIARIES

Item 6.  Selected Financial Data
Operating Data                                                      (in thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------
Years ended December 31,                                        1998        1997        1996        1995        1994
--------------------------------------------------------------------------------------------------------------------
Sales                                                       $284,682    $234,801    $203,800    $185,025    $204,774
Gross margin                                                  41,993      35,229      30,242      28,322      32,559
Interest expense                                               3,896       4,075       4,358       5,019       6,458
Income (loss) before discontinued operation and extraordinary items    (2,061) 3,423   11,380      4,032     (11,397)
Net income (loss)                                             (2,061)      3,423      11,380       1,012     (13,971)
--------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share before discontinued
 operation and extraordinary items:
Basic                                                         $(.19)       $ .33       $1.55        $.60     $(2.10)
Diluted                                                        (.19)         .31        1.54         .60      (2.10)
Earnings (loss) per share:
Basic                                                          (.19)         .33        1.55         .15      (2.57)
Diluted                                                        (.19)         .31        1.54         .15      (2.57)
-------------------------------------------------------------------------------------------------------------------
Cash dividends declared per share
Balance Sheet Data
--------------------------------------------------------------------------------------------------------------------
December 31,                                                    1998        1997        1996        1995        1994
Cash, cash equivalents and marketable securities           $   7,548     $13,725     $25,927     $11,657     $10,075
Short-term borrowings                                         30,723      23,945      20,281      18,043      31,060
Working capital                                               13,989      34,797      41,691      32,949      25,823
Total assets                                                 210,905     190,612     176,027     151,720     175,546
Long-term debt                                                21,559       6,588      20,116      23,932      31,213
Stockholders' equity                                         120,335     126,583      94,029      70,998      65,165
--------------------------------------------------------------------------------------------------------------------
Notes: (a) GTS Duratek, Inc., (Duratek) results of operations were consolidated with the results of the Company from January 1, 1994 through December 31, 1994.  The balance sheets of Duratek were consolidated with the Company at December 31, 1994.  At December 31, 1995,
for the year then ended and through March 31, 1996, Duratek's financial data has been accounted for on the equity basis.  At December 31, 1998, 1997 and 1996, and since April
1996, the Company has accounted for its investment as a combination of marketable securities, long-term investments and as long-term available-for-sale equity securities.
(b) American Drug Company's (ADC) and its subsidiaries have been accounted for the equity basis since September 30, 1998.  Prior to that, their results of operations and balance sheets were consolidated with those of the Company.

 See Management's discussion and analysis of financial condition and results operations for further details.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:


RESULTS OF OPERATIONS

Overview

In 1998, GP Strategies Corporation (the Company) completed its transformation into a performance improvement and training company. On September 30,1998 the Company sold substantially all the operating assets of the Five Star Group, Inc. (Five Star) to American Drug Company (ADC) (see Note 5 to the Consolidated Financial Statements). The Company currently owns approximately 37% of ADC and no longer consolidates the operating results and balance sheet of ADC and its subsidiaries. General Physics Corporation (General Physics), the Company's principal operating subsidiary, is a performance improvement company that assists productivity driven organizations to maximize workforce performance by integrating people, processes and technology. General Physics is a total solutions provider for strategic training, engineering, consulting and technical support services to Fortune 500 companies, government, utilities and other commercial customers. In June 1998 and July 1998, General Physics completed two acquisitions of a computer technology training and consulting company, as well as a management consulting organization focused on large system change and lean manufacturing (see Note 2 to the Consolidated Financial Statements). As a result of the above transactions, excluding the sales of Five Star for the first nine months of 1998, approximately 95% of the Company's sales would have been attributable to General Physics. The Company plans to continue to invest in the future long-term growth of General Physics in 1999. In 1998, loss before income taxes was $695,000 as compared to income before income taxes of $2,730,000 in 1997. The loss in 1998 was due to several non-recurring items, partially offset by a 72% increase in operating profits generated by the Performance Improvement Group, which is General Physics. The Company recognized a $6,225,000 loss on the sale of substantially all the assets of Five Star to ADC on September 30, 1998 as well as a Loss on investments of $4,624,000 for the year ended December 31,
1998. The Loss on investments resulted from a $3,067,000 and $1,557,000 write-down of the Company's investments in Interferon Sciences, Inc. (ISI) and GSE Systems, Inc. (GSES), respectively. The write downs were caused by the significant decrease in the market value of the stocks, resulting in an other than temporary impairment of the Company's investments (see Notes 4 and 6 to the Consolidated Financial Statements). In addition, the Company recognized a $1,500,000 expense during the fourth quarter of 1998, resulting from a termination agreement with an executive of the Company (see Note 19 to the Consolidated Financial Statements). The above non-recurring losses and expense were also partially offset by a $2,205,000 net gain recognized on trading securities in 1998, compared to a $689,000 gain recorded in 1997. In addition, the Company had reduced Investment and other income, net in 1998, due to reduced consulting fees earned by ADC for the nine months ended September 30, 1998, and reduced other income earned by Five Star, since its results of operations were only consolidated for the first nine months of 1998, partially offset by reduced equity losses recognized during the year.

In 1998, the Performance Improvement Group achieved a $6,542,000 or 72% increase in operating profit as a result of both increased sales and gross margin percentage. The Optical Plastics Group, which is MXL Industries, Inc (MXL), the Company's injection molding and coating subsidiary, had reduced operating profits of $364,000 due to reduced gross margin percentages earned in 1998. The Distribution Group, which consisted of Five Star, a distributor of home decorating, hardware and finishing products, had a $515,000 decrease in operating profits in 1998, as a result of the sale of substantially all the operating assets of Five Star to ADC on September 30, 1998. Therefore, the results of operations of Five Star were only consolidated with the Company for the first three quarters of the year.

In 1997, income before income taxes was $2,730,000, as compared to $11,244,000 in 1996. The reduced income in 1997 was due to certain non-recurring events in 1996, partially mitigated by increased operating profits generated by all three operating Groups of the Company. In 1996 the Company recognized a $12,200,000 gain on the sale of 1,000,000 shares of GTS Duratek, Inc. (Duratek) common stock, a $3,314,000 gain on the transfer of 250,000 shares of Duratek common stock from long-term investments to trading securities and a $2,168,000 gain recognized on the issuance of stock by affiliates. These gains in 1996 were partially offset by a $4,000,000 loss recognized on the Company's investment in American White Cross, Inc. (AWC). In 1997, the Company recognized a $689,000 net gain on trading securities related to Duratek. The gain is the result of an $828,000 gain on the transfer from long-term investments to trading securities, partially offset by a $139,000 loss on the sale of Duratek common stock.

The Performance Improvement Group achieved a $2,539,000 increase in operating profits or 39% in 1997 as a result of increased sales and gross margin, and the ability of General Physics to maintain their general and administrative expenses at the same level, even though sales increased by 20%. The Distribution Group had a $463,000 increase in operating profits. The increase was due to increased sales and the related gross margin, as well as increased marketing income earned, partially offset by increased selling, general and administrative expenses. The Optical Plastics Group had an increase in operating profits of $379,000 due to increased sales. The increased operating profits achieved by all the Company's operating subsidiaries were partially mitigated by reduced Investment and other income, net in 1997. The reduced Investment and other income, net in 1997 was primarily the result of a $1,880,000 loss recognized on the Company's 22% owned investment GSES, compared to income of $924,000 recognized in 1996.

Sales

Consolidated  sales from  continuing  operations  increased by $31,001,000  from
$203,800,000  in 1996 to  $234,801,000  in 1997 and increased by  $49,881,000 to
$284,682,000 in 1998. In 1997, the Company had increased sales within the Performance Improvement, Distribution and Optical Plastics Groups. The
Performance   Improvement's   sales  increased  from  $117,183,000  in  1996  to
$140,620,000  in 1997  and to  $208,840,000  in  1998.  The  increased  sales of
$23,437,000 during 1997 was the result of the continuing focus of General Physics' marketing efforts to expand its range of performance improvement services to Fortune 500 companies, manufacturing and process industries, as well as electric power utilities and other commercial and governmental customers. The increased sales of $68,220,000 in 1998 were attributable to $37,927,000 of sales resulting from the acquisitions of Learning Technologies and Deltapoint (see
Note 2 to the Consolidated Financial Statements), as well as the continued growth of business and the scope of services with General Physics' commercial customers, which grew at a 38% rate.

The Distribution Group sales increased from $76,102,000 in 1996 to $82,300,000 in 1997 and decreased to $64,148,000 in 1998. The increased sales of $6,198,000 in 1997 were the result of the continued growth of Five Star's sales to independent retail stores due to the continued growth of Five Star's hardware related business, as well as increased regional marketing efforts. In September 1997, a major retail chain, which generated sales of $7,753,000 and $7,777,000 in 1996 and 1997, respectively, ceased operations. Five Star replaced the majority of these sales volume in 1998 with both new customers, as well as increased sales within its existing customer base. The reduced sales in 1998 were the result of the sale of substantially all the operating assets of Five Star to ADC on September 30, 1998. For the nine months ended September 30, 1998, Five Star had sales of $64,148,000 as compared to sales of $66,363,000 for the nine months ended September 30, 1997.

The Optical Plastics Group sales increased from $8,781,000 in 1996 to $10,362,000 in 1997 and increased to $10,581,000 in 1998. The increased sales of $1,581,000 in 1997 were primarily the result of sales generated from new customers as well as increased sales from MXL's existing customers. In 1997, sales from MXL's largest customer remained approximately the same as in 1996, therefore reducing MXL's reliance on this customer. In 1998, MXL had reduced sales from their major customer, offset by increased sales to new and existing customers. In 1998, MXL's major customer comprised 23% of sales as compared to 34% of sales in 1997.

Gross margin

Consolidated  gross margin was $30,242,000 or 14.8% in 1996,  $35,229,000 or 15%
in 1997 and $41,993,000 or 14.8% of net sales in 1998. The increased gross margin of $4,987,000 in 1997 was the result of increased gross margins achieved within all operating Groups of the Company. The increased gross margin in 1998 is the result of increased gross margin achieved within the Performance Improvement Group, partially offset by reduced gross margins generated by the Distribution and Optical Plastics Groups.

The Performance Improvement Group gross margin increased from $14,309,000 or 12.2% of net sales in 1996 and to $17,945,000 or 12.8% of net sales in 1997, and to $28,190,000 or 13.5% of net sales in 1998. In 1997, the increased gross margin of $3,636,000 was the result of increased sales as well as an increased gross margin percentage. The increased gross margin percentage is the result of increased sales within General Physics' commercial business, which historically achieves higher gross margin percentages than with the government. The increased gross margin dollars and percentage in 1997 was achieved despite investments by General Physics in the enterprise wide software end user training market and international markets, which led to negative gross margins totaling approximately $1,200,000. In addition, in 1997 General Physics made a significant investment in business development in their existing market sectors, which had the effect of reducing gross margin dollars and percentages during the year. The Company believes that these investments are an integral part of its overall strategy of expanding into new markets and businesses, and are evaluated on a continuing basis. The increased gross margin of $10,245,000 in 1998 was the result of increased sales as well as the continued improvement in the gross margin percentage. The increased gross margin percentage resulted from the continued focus on the commercial side of the business, as well as positive contributions generated by General Physics investments in both international markets and the enterprise wide solutions market in 1997. In addition, the acquisition of Deltapoint in 1998, contributed to higher gross margin percentages due to the historically higher gross margins earned by Deltapoint's consulting business.

The Distribution Group gross margin increased from $12,313,000 or 16.2% of net sales in 1996 to $13,722,000 or 16.5% of net sales in 1997 and decreased to $10,454,000 or 16.3% of net sales in 1998. The increased gross margin of $1,409,000 in 1997 was the result of increased sales as well as increased gross margin percentage. The increased gross margin percentage was primarily the result of a favorable product mix and the growth in independent retail business. The reduced gross margin in 1998 was the result of the sale of substantially all the operating assets of Five Star to ADC on September 30, 1998. For the nine months ended September 30, 1997, Five Star had gross margin of $10,617,000.

The Optical Plastics Group gross margin increased from $2,913,000 or 33.2% of net sales in 1996 to $3,449,000 or 33.3% of net sales in 1997 and decreased to $2,894,000 or 27.4% of net sales in 1998. In 1997 the increased gross margin was the result of increased sales. The reduced gross margin of $555,000 in 1998 was the result of the reduced gross margin percentage. MXL had a reduced gross margin percentage in 1998 as a result of a change in their customer mix. In 1998, MXL had reduced sales from their major customer, which historically generates higher gross margins than the remaining customer base.

Investment and other income, net

Investment and other income, net was $3,756,000 in 1996, $2,364,000 in 1997 and $1,735,000 in 1998. The reduced Investment and other income in 1997 is primarily due to a $1,880,000 loss recognized on the Company's 22% investment in GSES in 1997, as compared to income of $924,000 recognized on the Company's equity investment in GSES in 1996. The loss on the Company's equity investment in GSES was partially mitigated by increased consulting revenue earned by ADC, the Company's then 54% owned subsidiary, in 1997 due to the receipt of a success fee related to a consulting project. In addition, Five Star earned increased marketing income in 1997 due to increased sales as well as implementation of new marketing programs. The reduced Investment and other income, net in 1998 was primarily due to a reduction in consulting revenue earned by ADC, as well reduced marketing income of $530,000 earned by Five Star in 1998, due to the sale of substantially all the operating assets of Five Star to ADC on September 30, 1998. The reduced income was partially offset by reduced equity losses recorded in Investment and other income, net relating to the Company's equity investments.

Although the Company is exposed to foreign currency transaction losses as a result of its Swiss denominated indebtedness, the Company considers its risk of loss to be acceptable due in part to the low level of such indebtedness at December 31, 1998. Accordingly, the Company has not hedged such risk at December 31, 1998 and will review this policy on a continuing basis.

At December 31, 1998 and 1997, the Company's Investments and advances of $23,071,000 and $28,093,000 consisted primarily of its investments in ADC, Duratek, ISI and GSES, which were $8,893,000, $3,535,000, $661,000, $6,738,000 in 1998 and $0, $8,237,000, $8,125,000 and $7,988,000, in 1997, respectively.

Selling, general, and administrative expenses

Selling, general and administrative expenses (SG&A) increased from $30,788,000 in 1996 to $31,502,000 in 1997 and to $31,883,000 in 1998. The increase of
$714,000 in SG&A in 1997 was primarily the result of increased costs incurred within the Distribution Group, partially offset by reduced costs at the corporate level. The increased costs incurred within the Distribution Group were the result of increased sales commissions incurred by Five Star due to increased sales, as well as increased reserves taken for uncollectible accounts due to the bankruptcy and the subsequent ceasing of operations of a major retail chain in the fourth quarter of 1997. The Performance Improvement and Optical Plastics Groups experienced marginal increases in SG&A in 1997, due to General Physics and MXL's ability to increase sales while maintaining the same overhead structure as in 1996. The increase of $381,000 in SG&A in 1998 was the result of increased costs incurred by the Performance Improvement Group, partially offset by reduced costs within the Distribution Group. The increased costs incurred by the Performance Improvement Group were primarily the result of costs directly attributable to the acquisitions of Learning Technologies and Deltapoint, which had combined sales of $37,927,000 in 1998. The reduced costs within the Distribution Group are the result of the sale of substantially all the operating assets of Five Star to ADC on September 30, 1998. In addition, included in SG&A is a $1,500,000 expense relating to the termination agreement with an executive of the Company(see Note 19 to the Consolidated Financial Statements). In 1998, the Company continued to reduce SG&A expenses at the corporate level.

Interest expense

Interest expense aggregated $4,358,000 in 1996, $4,075,000 in 1997 and $3,896,000 in 1998. The reduced interest expense in 1997 was the result of the Company's continued plan of debt reduction. On September 30, 1997, the Company's repaid in full its 12% Subordinated Debentures totaling $6,697,000. In 1998, the reduced interest expense was the result of reduced long-term debt at the corporate level and reduced interest expense related to the repayment of Five Star's Line of Credit Agreement (see Note 9(C) to the Consolidated Financial Statements) in September 1998. These reductions were partially offset by increased interest expense due to short-term borrowings and long-term debt relating to the acquisitions by General Physics of Deltapoint and Learning Technologies.

Income taxes

Income tax (expense) benefit from operations for 1996, 1997 and 1998 was $136,000, $693,000 and $(1,366,000), respectively.

In 1998, the Company recorded an income tax expense of $1,366,000. The current income tax provision of $1,271,000 represents the estimated state taxes for the year ended December 31, 1998. The deferred income tax expense of $95,000 represents future estimated state taxes payable by the Company. The increase of $954,000 in the valuation allowance in 1998 was attributable primarily to the decrease in the Company's deferred tax liability with respect to Investments in partially owned companies.

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

As  of  December  31,  1998,  the  Company  has  approximately   $12,173,000  of
consolidated net operating losses available for Federal income tax purposes.

Recent accounting pronouncements

In June of 1997, the FASB issued Statement of Financial Accounting Standard No. 131, (SFAS 131) "Disclosures About Segments of an Enterprise and Related Information". SFAS 131 requires disclosure of certain information about operating segments and about products and services, geographic areas in which a company operates, and their major customers. The required information has been reflected in the Company's December 31, 1998 financial statements.

In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivatives as either assets or liabilities in the activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS 133 by January 1, 2000.
Going forward, the Company is still evaluating its position with respect to the use of derivative instruments.

Year 2000

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Y2K) approaches. The "Y2K" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

The Company is utilizing both internal and external resources to identify, correct or reprogram and test systems for Y2K compliance. General Physics, the Company's principal operating subsidiary, has evaluated its computer systems over the past six months and believes that its business applications are Y2K compliant, except as noted below. It has also identified various ancillary programs that need to be updated and has contracted with third parties for this work to be completed within the next six months. It is expected that the cost of these modifications will be approximately $50,000.

In addition, the information systems and technology management group of General Physics is examining their exposure to the Y2K in other areas of technology. These areas include telephone and E-mail systems, operating systems and applications in free standing personal computers, local area networks and other areas of communication. A failure of these systems, which may impact the ability of General Physics to service their customers could have a material effect on their results of operations. These issues are being handled by the information and technology team at General Physics by identifying the problems and obtaining from vendors and service providers either the necessary modifications to the software or assurances that the systems will not be disrupted. General Physics believes that the cost of the programming and equipment upgrades will not exceed $300,000. In addition, certain personal computers and other equipment that is not Y2K compliant will be upgraded or replaced through General Physics' normal process of equipment upgrades. General Physics believes that the evaluation and implementation process will be complete no later than the third quarter of 1999. Over the next year, General Physics intends to continue to plan and implement other information technology projects in the ordinary course of business.

General Physics expects to finance these expenditures from a combination of working capital and operating leases for a portion of the new computer equipment. Therefore, General Physics does not expect the Y2K issue to have a material adverse impact on its financial position or results of operations.

The other operations of the Company, including MXL and the corporate office, will be Y2K compliant by the second quarter of 1999. The Company believes only material application that is not Y2K compliant at this time is MXL's manufacturing system. MXL anticipates that they will be Y2K compliant by June 30, 1999. The cost will be approximately $25,000.

Like other companies, the Company relies on its customers for revenues and on its vendors for various products and services; these third parties all face the

Y2K issue. An interruption in the ability of any of them to provide goods or services, or to pay for goods or services provided to them, or an interruption in the business operations of its customers causing a decline in demand for services, could have a material adverse effect on the Company in turn. In addition, the Company has significant equity investments which all face the Y2K issue as well. An interruption in their ability to operate could cause a significant impact on their market value, which in turn would have a material adverse effect on the Company. In the event of non-remediation of the Y2K issues by the Company or certain of its vendors, the worst case scenario would be disruption of the Company's operations, possibly impacting the provision of services to customers and the Company's ability to bill or collect revenues.

The Company's business units are communicating with their principal customers and vendors about their Y2K readiness, and expect this process to be completed no later than the third quarter of 1999. None of the responses received to date suggests that any significant customer or vendor expects the Y2K issue to cause an interruption in its operations, which would have a material adverse impact on the Company. However, because so many firms are exposed to the risk of failure not only of their own systems, but of the systems of other firms, the ultimate effect of the Y2K issue is subject to a very high degree of uncertainty.

Management believes that the Company's efforts to mitigate its Y2K risks will avoid significant business interruptions. Contingency planning is an ongoing process. While the Company's overall Y2K contingency plan is now being developed, existing disaster recovery documentation and procedures remain the first line of defense. Some Y2K specific plans have been developed and are being reviewed and tested. The principal Y2K operational contingency plans are expected to be completed and tested by June 1999.

In addition, there is a risk, the probability of which the Company is not in a position to estimate, that the transition to the Y2K will cause wholesale, perhaps prolonged, failures of electrical generation, banking, telecommunications or transportation systems in the United States or abroad, disrupting the general infrastructure of business and the economy at large. The effect of such disruptions on the Company could be material.

The statements in this section regarding the effect of the Y2K and the Company's responses to it are forward-looking statements. They are based on assumptions that the Company believes to be reasonable in light of its current knowledge and experience. A number of contingencies could cause actual results to differ materially from those described in forward-looking statements made by or on behalf of the Company.

Adoption of a Common European Currency

On January 1, 1999, eleven European countries adopted the Euro as their common currency. From that date until January 1, 2002, debtors and creditors may choose to pay or to be paid in Euros or in the former national currencies.

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

The   forward-looking   statements   contained  herein  reflect  GP  Strategies'
management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, all of which are difficult to predict and many of which are beyond the control of GP Strategies, including, but not limited to, the risk that qualified personnel will not continue to be available, technological risks, risks associated with the Company's acquisition strategy and its ability to manage growth, risks associated with changing economic conditions, risks of conducting international operations, the risk that the Company's preparations with respect to the risks presented by the year 2000 issue will not be adequate, the Company's ability to comply with financial covenants in connection with various loan agreements and those risks and uncertainties detailed in GP Strategies' periodic reports and registration statements filed with the Securities and Exchange Commission.

Liquidity and capital resources

At December 31, 1998, the Company had cash, cash equivalents and marketable securities totaling $7,548,000. The Company has sufficient cash, cash equivalents and marketable securities, marketable long-term investments and borrowing availability under existing and potential lines of credit as well as the ability to obtain additional funds from its operating subsidiaries in order to fund its working capital requirements. At December 31, 1998, approximately $34,277,000 was available to the Company under its credit agreements (see Note 9 to the consolidated financial statements). At December 31, 1998, the Company had classified 150,000 shares of Duratek stock valued at $741,000 as marketable securities due to the Company's intention to sell these shares promptly in 1999.

For the year ended December 31, 1998, the Company's working capital decreased by $20,806,000 to $13,989,000, reflecting the effect of reduced cash, cash equivalents, marketable securities and inventories and increased current maturities of long-term debt and short-term borrowings, partially offset by increased accounts and other receivables. Consolidated cash and cash equivalents decreased by $5,568,000 to $6,807,000 at December 31, 1998.

The decrease in cash and cash equivalents of $5,568,000 in 1998 resulted from cash used for operations of $3,241,000,and investing activities of $39,436,000, partially offset by cash provided by financing activities of $37,109,000. The cash used by investing activities was primarily for the acquisitions of Deltapoint and Learning Technologies as well as additions to property, plant and equipment and intangible assets. Cash provided by financing activities consisted primarily of proceeds from short-term borrowings and long-term debt.

The Company is required to meet certain financial covenants pursuant to its loan agreements, and is currently in compliance with these covenants. The Company does not anticipate having to replace major facilities in the near term. As of December 31, 1998, the Company has not contractually committed itself for any major capital expenditures.

Item 7A.    Quantitative and Qualitative Disclosures About
            Market Risk



            The Company is exposed to the impact of interest rate, market risks and currency fluctuations. In the normal course of business, the Company employs internal processes to manage its exposure to interest rate, market risks and currency fluctuations. The Company's objective in managing its interest rate risk is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company refinances debt when advantageous and maintains fixed rate debt on a majority of its borrowings. The Company is exposed to the impact of currency fluctuations because of its international operations. At the present time, the Company does not swap or hedge its foreign currency obligations, but will review its policy on hedging on a continuous basis. The Company does not hold or issue derivative or other financial instruments for trading purposes.

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



INDEX TO CONSOLIDATED FINANCIAL STATEMENTS OF GP STRATEGIES CORPORATION AND SUBSIDIARIES:

                                                                        Page
      Independent Auditors' Report                                       30

      Consolidated Balance Sheets - December 31, 1998 and 1997           31

      Consolidated Statements of Operations - Years ended December 31,
       1998, 1997, and 1996                                              33

      Consolidated Statements of Changes in Stockholders' Equity - Years
       ended December 31, 1998, 1997, and 1996                           34

      Consolidated Statements of Cash Flows - Years ended December 31,
       1998, 1997, and 1996                                              36

      Notes to Consolidated Financial Statements                         39

SUPPLEMENTARY DATA (Unaudited)

      Selected Quarterly Financial Data                                  72

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GP Strategies Corporation and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

KPMG LLP

New York, New York
March 1, 1999

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                         (in thousands)
December 31,                                            1998        1997
-------------------------------------------------------------------------
Assets
Current assets
Cash and cash equivalents                          $   6,807    $ 12,375
Marketable securities                                    741       1,350
Accounts and other receivables (of which
 $5,146 and $10,246 are from government
 contracts) less allowance for doubtful
 accounts of $1,733 and $2,782                        55,531      42,720
Inventories                                            2,362      24,842
Costs and estimated earnings in excess of billings on
 uncompleted contracts, of which $1,942 and $649
 relate to government contracts                       15,395       7,726
Prepaid expenses and other current assets              5,344       3,565
------------------------------------------------------------------------
Total current assets                                  86,180      92,578
------------------------------------------------------------------------
Investments and advances                              23,071      28,093
------------------------------------------------------------------------
Property, plant and equipment, net                    14,474       9,732
------------------------------------------------------------------------
Intangible assets, net of accumulated
 amortization of $34,967 and $32,184
Goodwill                                              77,961      54,528
Patents, licenses and deferred charges                 3,397       1,197
------------------------------------------------------------------------
                                                      81,358      55,725
Deferred tax asset                                     3,290       1,101
------------------------------------------------------------------------
Other assets                                           2,532       3,383
------------------------------------------------------------------------
                                                    $210,905    $190,612



          See accompanying notes to consolidated financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              (in thousands, except shares and par value per share)



December 31,                                            1998        1997
-------------------------------------------------------------------------
Liabilities and stockholders' equity
Current liabilities
Current maturities of long-term debt             $     3,180   $     342
Short-term borrowings                                 30,723      23,945
Accounts payable and accrued expenses                 24,089      25,517
Billings in excess of costs and estimated
 earnings on uncompleted contracts                    14,199       7,979
------------------------------------------------------------------------
Total current liabilities                             72,191      57,783
------------------------------------------------------------------------

Long-term debt less current maturities                18,379       6,246

Commitments and contingencies
Stockholders' equity
Preferred stock, authorized 10,000,000
 shares, par value $.01 per share, none issued
Common stock, authorized 25,000,000 shares, par
 value $.01 per share, issued 11,102,767 and
 10,810,644 shares (of which 276,075 and 152,667
 shares are held in treasury)                            111        108
Class B common stock, authorized 2,800,000 shares, par
 value $.01 per share, issued and outstanding 256,250
 and  62,500 shares                                        3           1
Additional paid-in capital                           164,217     158,676
Accumulated deficit                                  (39,397)    (37,336)
Accumulated other comprehensive income                    99       6,630
Note receivable from stockholder                      (1,742)
Treasury stock at cost                                (2,956)     (1,496)
------------------------------------------------------------------------
Total stockholders' equity                           120,335     126,583
------------------------------------------------------------------------
                                                    $210,905    $190,612


See accompanying notes to consolidated financial statements.

                         GP STRATEGIES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF OPERATIONS

                           (in thousands, except per share data)



Years ended December 31,                          1998        1997        1996
-------------------------------------------------------------------------------
Sales                                         $284,682    $234,801    $203,800
Cost of goods sold                             242,689     199,572     173,558
------------------------------------------------------------------------------
Gross margin                                    41,993      35,229      30,242
------------------------------------------------------------------------------
Selling, general and administrative            (31,883)    (31,502)    (30,788)
Interest expense                                (3,896)     (4,075)     (4,358)
Investment and other income,
 net (including interest income of $335,
 $621 and $906)                                  1,735       2,364       3,756
Loss on investments                             (4,624)                 (4,000)
Loss on sale of assets                          (6,225)
Gains on trading securities, net                 2,205         689       3,314
Gain on disposition of stock of
 an affiliate                                                           12,200
Gain on issuance of stock by a
 subsidiary and an affiliate                                             2,168
Minority interests                                              25      (1,290)
-------------------------------------------------------------------------------
Income (loss) before income taxes                 (695)      2,730      11,244
Income tax benefit (expense)                    (1,366)        693         136
------------------------------------------------------------------------------
Net income (loss)                            $  (2,061)  $   3,423   $  11,380
------------------------------------------------------------------------------
Net income (loss) per share
Basic                                          $ (.19)        $.33       $1.55
Diluted                                          (.19)         .31        1.54
------------------------------------------------------------------------------


                See accompanying notes to consolidated financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity

                  Years ended December 31, 1998, 1997, and 1996

                 (in thousands, except for par value per share)


                                                                  Accumulated       -         Note
                                     Class B                            other            receivable  Treasury    Total
                             Common  common   Additional               compre-   Compre-      from      stock    stock-
                              stock  stock     paid-in   Accumulated   hensive   hensive     stock-        at  holders'
                         ($.01 Par) ($.01 Par) capital      deficit     income    income     holder      cost    equity

Balance at December 31, 1995   $ 68       $ 1  $125,419   $(52,139)    $(2,351)   $           $          $      $70,998
-----------------------------------------------------------------------------------------------------------------
Other comprehensive
 income                                                                  5,675     5,675                          5,675
Net income                                                  11,380                11,380                         11,380
---------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                        17,055                         17,055
Issuance and sale of
 common stock and
 common stock warrants           7                5,969                                                           5,976
---------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996   75          1    131,388    (40,759)      3,324                                   94,029
---------------------------------------------------------------------------------------------------------------


                         GP STRATEGIES CORPORATION AND SUBSIDIARIES

                       Years ended December 31, 1998, 1997, and 1996
                      (in thousands , except for par value per share)


                                                                      Accumulated
                                       Class B                              other                Note      Treasury    Total
                               Common  common    Additional                compre-   Compre-  receivable    stock      stock-
                                stock  stock        paid-in  Accumulated   hensive   hensive      from         at     holders'
                            ($.01 Par)($.01 Par)    capital      deficit    income    income  stockholder    cost      equity

Balance at December 31, 1996     $ 75      $ 1      $131,388   $(40,759)   $3,324     $        $             $         $94,029
-----------------------------------------------------------------------------------------------------------------
Issuance of stock in connection
 with acquisition of
 General Physics                   30                 25,198                                                            25,228
Other comprehensive income                                                  3,306     3,306                              3,306
Net income                                                        3,423               3,423                              3,423
---------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                            6,729                              6,729
Issuance and sale of common
 stock                              3                  2,090                                                             2,093
Purchase of treasury stock                                                                                   (1,496)    (1,496)
---------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997      108        1       158,676     (37,336)   6,630                            (1,496)   126,583
---------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                 (6,531)   (6,531)                            (6,531)
Net loss                                                           (2,061)           (2,061)                            (2,061)
---------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                           (8,592)                            (8,592)
Issuance and sale of common
 stock                              3        2         5,541                                     (1,742)                 3,804
Purchase of treasury stock                                                                                    (1,460)   (1,460)
---------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998     $111      $ 3         $164,217  $(39,397) $   99     $         $(1,742)     $(2,956)  $120,335
---------------------------------------------------------------------------------------------------------------


                See accompanying notes to consolidated financial statements.


                         GP STRATEGIES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
------------------------------------------------------------------------
Years ended December 31,                    1998        1997        1996
-------------------------------------------------------------------------

Cash flows from operations:

Net income (loss)                      $  (2,061)  $   3,423   $  11,380
Adjustments to reconcile net income (loss)
 to net cash (used in) provided by operating activities:
Depreciation and amortization              5,452       5,867       4,069
Issuance of stock for profit incentive plan
 and other                                 1,675         777
Gain on disposition of stock of
 an affiliate                                                    (12,200)
Gain on issuance of stock by
 a subsidiary and an affiliate                                    (2,168)
Gains on trading securities, net          (2,205)       (689)     (3,314)
Loss on investments                        4,624         700       4,000
Loss on sale of assets                     6,225
Loss on equity investments and other         936       1,880         540
Deferred income taxes                                 (2,028)     (1,860)
Proceeds from sale of trading securities   3,964       2,589       4,425
Changes in other operating items,
 net of effect of acquisitions and
disposals:
Accounts and other receivables           (23,470)     (2,087)     (2,167)
Inventories                                  997      (1,649)     (2,749)
Costs and estimated earnings in excess of
 billings on uncompleted contracts        (7,669)      1,740        (348)
Prepaid expenses and other current assets (3,062)       (103)        178
Accounts payable and accrued expenses      5,133         388       3,297
Billings in excess of costs and estimated
 earnings on uncompleted contracts         6,220        (542)        220
------------------------------------------------------------------------
Net cash (used in) provided by operations$  (3,241) $ 10,266    $  3,303
------------------------------------------------------------------------

                See accompanying notes to consolidated financial statements.

                         GP STRATEGIES CORPORATION AND SUBSIDIARIES

(in thousands)
------------------------------------------------------------------------
Years ended December 31,                    1998        1997        1996
-------------------------------------------------------------------------

Cash flows from investing activities:

Acquisitions of businesses, net         $(31,632)   $ (4,533)$
Additions to property, plant and
 equipment, net                           (4,484)     (3,714)     (2,678)
Additions to intangible assets            (2,985)     (1,233)     (2,446)
Proceeds from sale of stock of a subsidiary                       13,275
Reduction of (increase to) investments
 and other assets                           (335)       (156)      1,158
------------------------------------------------------------------------
Net cash (used in) provided by
 investing activities                    (39,436)     (9,636)      9,309
------------------------------------------------------------------------

Cash flows from financing activities:

Repayments of short-term borrowings      (14,519)     (4,124)
Proceeds from short-term borrowings       37,773       1,313       2,238
Proceeds from issuance of long-term debt  15,000         531       1,400
Repayment of long-term debt                 (281)     (7,333)     (4,213)
Proceeds from issuance of
 common stock                                                      2,546
Exercise of common stock
 options and warrants                        596         177
Repurchase of treasury stock              (1,460)     (1,496)
------------------------------------------------------------------------
Net cash (used in) provided by
 financing activities                     37,109     (10,932)      1,971
------------------------------------------------------------------------
Net (decrease) increase in cash and
 cash equivalents                         (5,568)    (10,302)     14,583
Cash and cash equivalents at
 beginning of year                        12,375      22,677       8,094
------------------------------------------------------------------------
Cash and cash equivalents at end of year$  6,807    $ 12,375   $  22,677
------------------------------------------------------------------------

                See accompanying notes to consolidated financial statements.

                         GP STRATEGIES CORPORATION AND SUBSIDIARIES

(in thousands)
Years ended December 31,                    1998        1997        1996
-------------------------------------------------------------------------
Supplemental disclosures of
 cash flow information:
Cash paid during the year for:
 Interest                               $  3,704    $  3,961    $  4,200
 Income taxes                           $  1,194   $     946    $  1,301




                See accompanying notes to consolidated financial statements.

                         GP STRATEGIES CORPORATION AND SUBSIDIARIES

                         Notes to Consolidated Financial Statements

1.    Description of business and summary of significant accounting policies

Description of business. GP Strategies Corporation (the "Company") has two operating business segments: Performance Improvement (formerly Physical Science), and Optical Plastics. In addition, the Company owns approximately 37% of the outstanding shares of common stock of the American Drug Company (ADC) (see Note 5). On September 30, 1998, the Company sold substantially all the operating assets of the Five Star Group, Inc. (Five Star), which formerly comprised the Distribution Group, to ADC. Prior to the above transaction, the Company sold 16.5% interest in ADC to the management of Five Star. As a result of these transactions, as of September 30, 1998, the Company no longer consolidates the balance sheet and results of operations of ADC and its subsidiaries. Five Star is engaged in the wholesale distribution of home decorating, hardware and finishing products. The Company also has an approximately 7% investment in Interferon Sciences, Inc. (ISI) (see Note 4), a 7% investment in GTS Duratek, Inc. (Duratek) (see Note 3) and owns approximately 22% of GSE Systems, Inc. (GSES) (see Note 6). The Company's Performance Improvement Group, through its wholly-owned subsidiary, General Physics Corporation (General Physics), (see Note 2) provides performance improvement services to Fortune 500 companies, manufacturing and process industries, electric power utilities and other commercial and governmental customers. The
Company's Optical Plastics Group, through its wholly owned subsidiary MXL Industries, Inc. (MXL), manufactures molded and coated optical products, such as shields and face masks and non-optical plastic products.

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

                         GP STRATEGIES CORPORATION AND SUBSIDIARIES

1. Description of business and summary of significant accounting policies (Continued)

Marketable securities. Marketable securities at December 31, 1998 and 1997 consist of U.S. corporate equity securities. The Company classifies its marketable securities (investments of less than 20%), as trading or available-for-sale long-term investments. Investments with restrictions on the amount the Company is able to sell within a one-year period are classified as long-term investments. When an other than temporary impairment of long-term investments is identified, the Company reduces the investment to its estimated fair value and recognizes a loss on the investment. Gains and losses are derived using the average cost method for determining the cost of securities sold.

The Company's trading securities, which are included in Marketable securities on the consolidated balance sheet, are expected to be sold within one year. Available-for-sale securities and long-term investments are included in Investments and advances on the consolidated balance sheet. The Company records trading and available-for-sale securities at their fair value. Trading securities are held principally for the purpose of selling them in the near term. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity in Accumulated other comprehensive income, net of tax, until realized. Long-term investments, not available-for-sale, are carried at cost. Inventories. Inventories are valued at the lower of cost or market, principally using the first-in, first-out (FIFO) method.

Foreign currency transactions. The Company's Swiss Bonds (see Note 11) are subject to currency fluctuations and the Company has hedged portions of such debt from time to time, but not within the three - year period ended December 31, 1998. During the years ended December 31, 1998, 1997 and 1996, the Company realized foreign currency transaction gains (losses) of $(75,000), $131,000 and $340,000, respectively. These amounts are included in Investment and other income, net.

Foreign currency translation. The functional currency of the Company's international operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted-average rates of exchange prevailing during the year. The unrealized gains and losses resulting from such translation are included as a separate component of shareholders' equity in Accumulated other comprehensive income.

1. Description of business and summary of significant accounting policies (Continued)

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

Comprehensive income. On January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income, net unrealized gains (losses) on securities and foreign currency translation adjustment and is presented in the consolidated statements of stockholders' equity as well as Note 14 which presents comprehensive income. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130 (see Note 14).

Property, plant and equipment. Property, plant and equipment are carried at cost. Major additions and improvements are capitalized while maintenance and repairs which do not extend the lives of the assets are expensed as incurred. Gain or loss on the disposition of property, plant and equipment is recognized in operations when realized.

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

The periods of amortization of goodwill are evaluated at least annually to determine whether events and circumstances warrant revised estimates of useful lives. This evaluation considers, among other factors, expected cash flows and profits of the businesses to which the goodwill relates. Based upon the periodic analysis, goodwill is written down or written off if future profits or cash flows will be insufficient to recover such goodwill.

Treasury stock. Treasury stock is recorded at cost. Reissuances of treasury stock are valued at market value at the date of reissuance. The cost of the treasury stock is relieved from the treasury stock account and the difference between the cost and market value is recorded within the equity accounts, as appropriate.

Stock option plan. Effective on January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. As permitted under SFAS No. 123 the Company elected to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied and, accordingly, no compensation cost has been recognized for its stock options in the financial statements.

Sales of subsidiary stock. The Company recognizes gains and losses on sales of subsidiary stock in its Consolidated Statements of Operations.

        1. Description of business and summary of significant accounting policies (Continued)

Income taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Income (loss) per share. Basic earnings per share is based upon the weighted average number of common shares outstanding, including Class B common stock, during the period. Diluted earnings per share is based upon the weighted average number of common shares outstanding during the period assuming the issuance of common stock for all dilutive potential common shares outstanding.

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

Reclassification. Certain prior year amounts in the financial statements and notes thereto have been reclassified to conform to 1998 classifications.

Concentrations of credit risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and accounts receivable. The Company places its cash investments with high quality financial institutions and limits the amount of credit exposure to any one institution. With respect to accounts receivable, approximately 10% are related to United States government contracts, and the remainder are dispersed among various industries, customers and geographic regions. In addition, the Company has investments in various equity securities, including GTS Duratek, Inc., Interferon Sciences, Inc., American Drug Company and GSE Systems, Inc. (See Notes 3, 4, 5 and 6).

1. Description of business and summary of significant accounting policies (Continued)

Impairment of long-lived assets. The Company applies the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

2.    General Physics Corporation

General Physics is a performance improvement company and a provider of workforce development. General Physics assists productivity-driven organizations to maximize workforce performance by integrating people, processes and technology. General Physics is a total solutions provider for strategic training, engineering, consulting and technical support services to Fortune 500 companies, government, and utilities.

On January 24, 1997, the Company acquired the remaining 5,047,623 shares (48% of the outstanding shares) of General Physics that it did not already own, in exchange for .60 shares of GP Strategies common stock for each share of General Physics. The transaction has been accounted for as a purchase of a minority interest. The Company issued an aggregate of 3,028,574 shares of its common stock, valued at $25,228,000 in the transaction. In addition, the Company paid $4,533,000 in cash and had accrued $1,515,000 of additional liabilities in relation to the purchase. As a result of this transaction, the Company purchased for a total of $31,276,000 the remaining 48% of the outstanding shares of General Physics and recorded $21,069,000 of goodwill, which is being amortized over 30 years.

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

The above pro-forma information is not necessarily indicative of the actual results of operations that would have been achieved if the transaction had occurred as of or for the period indicated, or of future results that may be achieved.

On June 16, 1998, General Physics acquired the Learning Technologies business of Systemhouse, an MCI company. Learning Technologies is a computer technology training and consulting organization, with offices and classrooms in Canada, the United States and the United Kingdom. General Physics purchased Learning Technologies for $24,000,000 in cash. The cash consideration of the purchase price was derived from funds borrowed by the Company and General Physics, pursuant to the Company's credit agreement dated June 15, 1998 (see Note 9). Learning Technologies had annual revenues in 1997 of approximately $51,000,000, and revenues totaling approximately $24,687,000 from January 1, 1998 to June 1998, with the majority of these sales attributable to operations in Canada and the United Kingdom. From June 16, 1998 through December 31, 1998, Learning Technologies had revenues of approximately $30,706,000. The Company has accounted for this transaction as a purchase, and has recorded $23,216,000 of goodwill, which is being amortized over 30 years. The results of operations for Learning Technologies have been consolidated with the Company since June 16, 1998.

On July 13, 1998, General Physics completed its acquisition of substantially all of the operations and net assets of The Deltapoint Corporation (Deltapoint). Deltapoint is a Seattle, Washington based management consulting firm focused on large systems change and lean-enterprise, with 500 clients primarily operating in the aerospace, pharmaceutical, manufacturing, health care and telecommunications industries. General Physics purchased Deltapoint for approximately $6,300,000 in cash and a future earnout, as described in the Asset Purchase Agreement. Pursuant to the terms of the future earnout, General Physics agreed to pay a percentage of revenues earned for each of the three years following closing, so long as minimum revenue and earnings goals are achieved. Assuming that those goals are reached in each year, then the additional consideration for each such year would equal $1,333,440; in addition General Physics would pay a percentage of revenues received in excess of the goal. These amounts will be recorded as additional purchase price and as additional goodwill when incurred. The $6,300,000 cash consideration of the purchase price was paid from funds borrowed by the Company and General Physics, pursuant to the Company's Credit Agreement dated as of June 15, 1998 (see Note 9). The Company has accounted for this transaction as a purchase and has recorded approximately $4,858,000 of goodwill, subject to final adjustment, which is being amortized over 20 years. The results of operations for Deltapoint have been consolidated with the Company since July 14, 1998 and Deltapoint, through December 31, 1998, had revenues of approximately $7,221,000.

The following information shows on a pro-forma basis, the unaudited results of operations for the Company for the years ended December 31, 1998 and 1997. All information also gives effect to proforma adjustments which are principally amortization of goodwill and interest expense (in thousands, except per share data). The "Proforma with Acquisitions" information considers the effects of the acquisitions of Deltapoint and Learning Technologies as if the transactions had occurred on January 1, 1998 and 1997. The "Total Proforma" information considers the effect of the acquisition of Deltapoint and Learning Technologies as well as the deconsolidation of ADC and the sale of substantially all the operating assets of Five Star, as if the transactions had occurred on January 1, 1998 and 1997.
                    1998                                 1997
      ---------------------------------   ---------------------------------
                                Proforma       Total      Proforma       Total
                       with acquisitions    Proformawith acquisitions Proforma
Sales                           $315,533    $251,144      $296,825    $213,402
Net income (loss)                 (1,705)       (957)        4,029       4,065
Basic earning (loss) per share     (.16)       (.09)           .39         .39
Diluted earning (loss) per share   (.16)       (.09)           .37         .37

The above pro-forma information is not necessarily indicative of the actual results of operations that would have been achieved if the transaction had occurred as of or for the period indicated, or of future results that may be achieved.

3.    GTS Duratek, Inc.

At December 31, 1998, the Company owned approximately 7% of the outstanding shares of the common stock of Duratek.

Duratek implements technologies and provides services, many of which are related to managing remediation and treating radioactive and hydrocarbon waste.

Information relating to the Company's investment in Duratek is as follows (in thousands):


                                                  1998        1997
Included in Marketable securities:
      Number of shares                             150         100
      Value                                    $   741     $ 1,350
Included in Investments and advances:
      Number of shares                             655         500
      Available-for-sale equity securities,
      at market                                $ 3,232     $ 6,750
      Number of shares                             186         914
      Securities held for long-term
       investment, at cost                     $   303     $ 1,487
Total carrying amount                           $4,276     $ 9,587
Total number of shares owned                       991       1,514
Market value of shares                         $ 4,890     $20,442
------------------------------------------------------------------

4.    Interferon Sciences, Inc.

ISI is approximately 7% owned by the Company at December 31, 1998. ISI is a biopharmaceutical company engaged in the manufacture and sale of pharmaceutical products based on its highly purified, natural source multispecies alpha interferon.

All shares and per share information of ISI have been restated to reflect the one for four reverse stock split of ISI effective on March 21, 1997, however the amounts disclosed do not reflect the one for five reverse stock split effective January 1999.

Information relating to the Company's investment in ISI is as follows (in thousands):


                                                  1998        1997
Included in Investments and advances:
      Number of shares                           1,509         608
      Available-for-sale equity securities,
      at market                                $   661    $  5,284
      Number of shares                                       1,246
      Securities held for long-term
       investment, at cost                                $  2,841
Total carrying amount                         $    661    $  8,125
Total number of shares owned                     1,509       1,854
Market value of shares                         $   661     $16,107
------------------------------------------------------------------

5.    American Drug Company

On September 30, 1998, the Company sold substantially all operating assets of its wholly-owned subsidiary, the Five Star Group, Inc. (Five Star) to ADC for $16,476,000, which was used to repay existing short-term borrowings, and a $5,000,000 unsecured senior note. Five Star is a leading distributor of home decorating, hardware and finishing products in the northeast. Prior to the above transaction, the Company sold 16.5% interest in ADC to the management of Five Star, bringing its interest in ADC to approximately 37%. In addition, the Company recognized a $6,225,000 loss on the transaction. As a result of these transactions, the Company no longer consolidates the balance sheet and operating results of ADC and its subsidiaries, but will instead account for ADC and its subsidiaries as an equity investment. At December 31, 1998, the Company's investment in ADC was $8,893,000, including the $5,000,000 Senior unsecured 8% Note. The Note is due in five years, with interest due quarterly. The Company is amortizing the excess of its investment in ADC over its share of ADC's new basis of underlying net assets, which was approximately $3,674,000 at December 31, 1998. Upon completion of the transaction the Company's wholly-owned subsidiary, Five Star changed its name to JL Distributors, Inc. (JL).

Information relating to the Company's investment in ADC is as follows (in thousands):


                                                  1998
Included in Investments and advances:
      Long-term note receivable                 $5,000
      Number of shares controlled                4,882
      Carrying amount of shares                $ 3,893
Market value of shares                         $ 1,850
------------------------------------------------------

Condensed unaudited financial information for ADC as of December 31, 1998 and for the year then ended is as follows (in thousands):

      Current assets                           $32,291
      Non current assets                           888
      Current liabilities                       27,596
      Non current liabilities                    5,000
      Stockholders' equity                         583
      Sales                                     17,080
      Gross profit                               3,394
      Net loss                                    (664)

6.    GSE Systems, Inc.

GSES designs, develops and delivers business and technology solutions by applying high technology-related process control, data acquisition, simulation, and business software, systems and services to the energy, process and manufacturing industries worldwide. At December 31, 1998, the Company owns approximately 22% of GSES and accounts for its investment in GSES on the equity basis. As of December 31, 1998, the Company recognized an other than temporary impairment of its investment in GSES as a result of the significant decrease in the market value of GSES common stock during 1998. The Company recorded a loss of $1,557,000, which is included in Loss on investments. The Company is amortizing the excess of its investment in GSES over its share of GSES's underlying net assets, which was approximately $2,978,000 and $4,238,000 at December 31, 1998 and 1997, respectively.

Information relating to the Company's investment in GSES is as follows (in thousands):


                                                  1998        1997
Included in Investments and advances:
      Number of shares controlled                1,125       1,125
      Total carrying amount                    $ 6,738     $ 7,988
      Market value of shares                     2,812       5,906
Equity in income (loss) included in Investment
 and other income, net                             307      (1,880)
-------------------------------------------------------------------

Condensed unaudited financial information for GSES as of December 31, 1998 and 1997 and for the years then ended is as follows (in thousands):


                                                  1998        1997
      Current assets                           $31,079     $31,714
      Non current assets                        16,381      16,610
      Current liabilities                       28,121      30,031
      Non current liabilities                    2,250       2,369
      Stockholders' equity                      17,089      15,924
      Revenue                                   73,818      79,711
      Gross profit                              24,004      21,385
      Net income (loss)                          1,397      (8,703)
-------------------------------------------------------------------

7.    Inventories

Inventories are summarized as follows (in thousands):


December 31,                                      1998        1997
-------------------------------------------------------------------
Raw materials                                 $    811    $    619
Work in process                                    272         252
Finished goods                                   1,279      23,971
------------------------------------------------------------------
                                              $  2,362    $ 24,842
------------------------------------------------------------------

8.    Property, plant and equipment

Property, plant and equipment consists of the following (in thousands):


December 31,                                      1998        1997
------------------------------------------------------------------
Land                                          $    915    $    173
Buildings and improvements                       2,730       1,374
Machinery and equipment                         11,767      12,824
Furniture and fixtures                          21,965      18,120
Leasehold improvements                           4,265       7,268
------------------------------------------------------------------
                                                41,642      39,759
Accumulated depreciation and  amortization     (27,168)    (30,027)
                                             $  14,474    $  9,732
------------------------------------------------------------------

9.    Short-term borrowings

Short-term borrowings are as follows (in thousands):


December 31,                                      1998        1997
------------------------------------------------------------------
Revolving Credit Agreement (a)            $               $  7,051
Credit Agreement (b)                            30,723
Line of Credit Agreement (C)                                16,894
                                               $30,723    $ 23,945
------------------------------------------------------------------

(a) On March 26, 1997, the Company and its wholly-owned subsidiaries, General Physics and MXL Industries, Inc. (MXL), entered into a three year secured $25,000,000 Revolving Credit Agreement, with a syndicate of three banks. The Agreement bore interest at the prime rate or 1.75% over LIBOR. At December 31,1997, the amount outstanding was approximately $7,051,000. The Company terminated the Agreement in 1998.

(b) The Company and General Physics Canada Ltd. (GP Canada), an Ontario corporation and a wholly-owned subsidiary of General Physics, entered into a new Credit Agreement, dated as of June 15, 1998 (the Credit Agreement), with various banks providing for a secured credit facility of $80,000,000 (the Credit Facility) comprised of a revolving credit facility of $65,000,000 expiring on June 15, 2001 and a five-year term loan of $15,000,000. The five year term loan is payable in 20 quarterly installments of $187,500 commencing on October 1, 1998 with a final payment of $11,250,000 due on June 15, 2003.

The Credit Facility is secured by principally all the receivables and inventory of the Company as well as all of the common stock of the Company's material domestic subsidiaries and 65% of the common stock of the Company's foreign subsidiaries. At the option of the Company or GP Canada, as the case may be, the interest rate on any loan under the Credit Facility may be based on an adjusted prime rate or Eurodollar rate, as described in the Credit Agreement. At December 31, 1998, $44,625,000, of which $14,813,000 relates to the five year term-loan, was borrowed at a weighted average Eurodollar rate of 7.25% and $911,000 was borrowed at 7.75% or the prime rate of interest. The Agreement contains certain covenants which requires among other things, the maintenance of certain financial ratios. At December 31, 1998, the Company was in compliance with the covenants. At December 31, 1998 $30,723,000 was borrowed under the Credit Facility and an additional $34,277,000 was available to be borrowed.

(c) On August 18, 1997, JL (formerly Five Star) entered into a three year Loan Agreement with a syndicate of three banks. The Loan Agreement provided for a $22,000,000 revolving credit facility bearing interest at 2.25% over LIBOR for up to $11,000,000 of the loan (at JL's option) and the prime rate of interest plus .625% for the remaining balance.

On September 30, 1998, the Company sold substantially all the operating assets of JL to ADC (see Note 5). The Company used the proceeds of the sale to repay the balance outstanding under the Loan Agreement, and terminated the Loan Agreement.

10.   Accounts payable and accrued expenses

Accounts payable and accrued expenses are comprised of the following (in thousands):


December 31,                                      1998        1997
--------------------------------------------------------------------
Accounts payable                              $ 13,324    $ 15,135
Payroll and related costs                        6,539       5,063
Other                                            4,226       5,319
------------------------------------------------------------------
                                              $ 24,089    $ 25,517
------------------------------------------------------------------

11.   Long-term debt

   Long-term debt is comprised of the following (in thousands):


December 31,                                      1998        1997
--------------------------------------------------------------------
8% Swiss Bonds, due 2000 (a)                  $  2,359    $  2,158
5% Convertible Bonds due 1999 (b)                1,858       1,786
Term loan (Note 9(b))                           14,813
Senior Subordinated Debentures(C)                  878         842
7% Convertible Notes (d)                                     1,000
Other                                            1,651         802
------------------------------------------------------------------
                                                21,559       6,588
Less current maturities                          3,180         342
------------------------------------------------------------------
                                              $ 18,379    $  6,246
------------------------------------------------------------------

(a) In June 1995, the Company issued an aggregate of SFr. 3,604,000 of 8% Swiss Bonds, due June 28, 2000 (the "8% Bonds"). The 8% Bonds were valued at $2,340,000, at the then exchange rate (after an original issue discount of 25%). The principal and interest on the 8% Bonds are payable either in cash or in shares of common stock of the Company, at the option of the holders.

(b) In July 1993, the Company issued $3,340,080 principal amount of 5% Bonds which are convertible into shares of the Company's Common Stock. The Company recorded an original issue discount on the 5% Bonds of 10%. At December 31, 1998, $1,879,000 (face value) of the 5% Bonds were outstanding and convertible into 107,989 of the Company's Common Stock at the option of the holders.

(c) In August 1994, General Physics, as a result of an acquisition issued $15 million of 6% Senior Subordinated Debentures, which have a carrying value of $12,540,000, net of a debt discount of $2,968,000. The debentures are unsecured and require payments of interest only on a quarterly basis through June 30, 1999, quarterly principal installments of $525,000 plus interest through June 30, 2004 and the balance of $4.5 million on June 30, 2004. The debentures are subordinated to borrowings under the line of credit agreement. At December 31, 1998, the carrying value of the debentures held by the Company was $11,662,000, which was eliminated in consolidation, and the remaining $878,000 of debentures were held by the public.

(d) In July 1996, ADC issued convertible notes (the "Notes") in the principal amount of $1,000,000 in a private Offering (the "Offering"). ADC received net proceeds of $950,000 from the Offering. On March 17, 1998 and April 2, 1998, ADC was informed by all holders of the Notes that they had elected to convert the Notes into 82,306 shares of the Company's common stock. In accordance with the terms of the agreement, the Company and ADC had agreed that if the Notes were used to exercise the warrants issued by the Company in connection with the offering, the Company had the right to receive from ADC in exchange for the Notes, shares of ADC's common stock at a price equal to 60% of its then current market value.

      On April 30, l998, the Company and ADC agreed that instead of issuing additional shares of ADC's common stock, ADC would assign to the Company expected future payments in the amount of approximately $1,000,000 from ICF Kaiser International as a success fee in connection with the completion of ADC's consulting project in the Czech Republic, which is anticipated to be completed in late l999. Due to the uncertainty of the collection of this fee, the potential success fee has not been recorded as income or a receivable by the Company.

Aggregate annual maturities of long-term debt outstanding at December 31, 1998 for each of the next five years are as follows (in thousands):

            1999                                $3,180
            2000                                 3,941
            2001                                 1,597
            2002                                 1,461
            2003                                12,630

12.   Employee benefit plans

(a) Effective December 31, 1991, the plan participants would no longer accrue benefits under the Company's Defined Benefit Pension Plan (the Plan), but became eligible to participate in the Company's Savings Plan. During 1997, the Company announced its intention to terminate the Plan. The Plan was terminated effective October 31, 1996, and settled in 1997. The termination was a "standard termination" as defined by the Pension Benefit Guaranty Corporation. In order to terminate the Plan in a standard termination, Plan assets must be sufficient to provide all benefit obligations under the Plan.

The Company provided additional funding to the Plan such that Plan assets were sufficient to satisfy all benefit liabilities under the Plan, with respect to each participant and each beneficiary of a deceased participant. This was accomplished by the purchase of irrevocable annuity contracts from an insurer, or by an alternative form of distribution provided for under the Plan.

The Company paid $1,500,000 to the Plan Sponsor in July 1997 to fully fund the Plan to satisfy its benefit obligations. The pension expense amounted to $278,000 and $400,000 for 1997 and 1996, respectively.

(b) The Company also has a 401(k) Savings Plan (the Savings Plan) available to employees who have completed one year of service. The Company's expense associated with the Savings Plan was $203,000, $201,000 and $246,000 in 1998, 1997 and 1996, respectively.

(c) General Physics maintains a Profit Investment Plan (the Plan) for employees who have completed ninety days of service with General Physics. The Plan permits pre-tax contributions to the Plan by participants pursuant to Section 401(k) of the Internal Revenue Code of 1% to 14% of base compensation. General Physics matches participants' contributions up to a specific percentage of the first 7% of base compensation contributed for employees who have completed one year of service with General Physics and may make additional matching contributions. On April 20, 1995, the Company and General Physics agreed to exchange shares of General Physics' common stock or other consideration, for shares of the common stock of the Company upon terms which would permit General Physics to match participants' contributions in shares of the Company's common stock up to 57% of monthly employee salary deferral contributions. Previously, General Physics had made contributions of its own common stock to the Plan equal to approximately 50% of monthly employee salary deferral contributions. During 1996, the exchange included 245,126 shares of General Physics' common stock and 116,591 shares of the common stock of the Company. On January 24, 1997, the Company acquired the remaining 48% of General Physics, and contributed 99,953 and 122,290 shares of the Company's common stock directly to the Plan during 1997 and 1996, respectively. The Company made matching contributions to the Plan for employees of the Company of approximately $1,157,000, $1,121,000 and $1,065,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

13.   Income taxes

The components of income tax expense (benefit) are as follows (in thousands):


Years ended December 31,                    1998        1997        1996
-------------------------------------------------------------------------
Current
 State and local                        $  1,271    $  1,200      $  315
 Federal tax expense                                     135       1,409
------------------------------------------------------------------------
Total current                              1,271       1,335       1,724
------------------------------------------------------------------------
Deferred
 State and local                              95          11          39
 Federal tax (benefit)                                (2,039)     (1,899)
-------------------------------------------------------------------------
Total deferred                                95      (2,028)     (1,860)
-------------------------------------------------------------------------
Total income tax provision (benefit)    $  1,366     $  (693)      $(136)
-------------------------------------------------------------------------

The deferred provision excludes activity in the net deferred tax assets relating to tax on appreciation (depreciation) in securities available-for-sale, which is recorded to stockholders' equity.

The difference between the provision for income taxes computed at the statutory rate and the reported amount of tax expense is as follows:


December 31,                                1998        1997        1996
------------------------------------------------------------------------------
Federal income tax rate                      (35.0%)      35.0%       35.0%
State and local taxes net of Federal benefit  127.8       28.8         2.0
Items not deductible - primarily
 amortization of goodwill                     77.1        25.4         4.8
Net operating loss utilization                           (82.6)      (25.0)
Valuation allowance adjustment                29.1       (32.9)      (19.0)
Other                                         (2.5)         .9         1.0
------------------------------------------------------------------------------
Effective tax rate                           196.5%      (25.4)%      (1.2%)
------------------------------------------------------------------------------

In 1996, the Company recorded an income tax benefit of $136,000. The current income tax provision of $1,724,000 represents the estimated taxes payable by General Physics, the Company's then 52% owned subsidiary. The deferred income tax benefit of $1,860,000 results from utilization of net operating loss carryovers and a reduction in the valuation allowance, among other factors. The decrease of $2,673,000 in the valuation allowance in 1996 was attributable in part to the utilization of the Company's net operating loss carryforwards, and to the Company's expectation of generating sufficient taxable income that will allow for the realization of a portion of its deferred tax assets.

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

In 1998, the Company recorded an income tax expense of $1,366,000. The current income tax provision of $1,271,000 represents the estimated state taxes for the year ended December 31, 1998. The deferred income tax expense of $95,000 represents future estimated state taxes. The increase of $954,000 in the valuation allowance in 1998 was attributable primarily to the decrease in the Company's deferred tax liability with respect to Investments in partially owned companies.

As of December 31, 1998, the Company has approximately $12,173,000 of net Federal operating loss carryovers. These carryovers expire in the years 2005 through 2013. In addition, the Company has approximately $3,500,000 of available credit carryovers of which approximately $2,400,000 expire in the years 1999 through 2003, and approximately $1,100,000 of which may be carried over indefinitely. The tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities that are included in the net deferred tax assets are summarized as follows:


December 31,                                      1998        1997
-------------------------------------------------------------------
Deferred tax assets:
Accounts receivable, principally due
 to allowance for doubtful accounts            $   747     $   827
Accrued expenses and other                         328         632
Net operating loss carryforwards                 4,747       5,259
Tax credit carryforwards                         3,494       3,808
------------------------------------------------------------------
Deferred tax assets                              9,316      10,526
------------------------------------------------------------------
Deferred tax liabilities:
Property and equipment, principally due to
 differences in depreciation                     1,579       1,361
Unrealized exchange gain                                     1,323
Other                                               40          22
Unrealized marketable securities gain              211         484
Investment in partially owned companies            820       3,813
------------------------------------------------------------------
Deferred tax liabilities                         2,650       7,003
------------------------------------------------------------------
Net deferred tax assets                          6,666       3,523
------------------------------------------------------------------
Less valuation allowance                        (3,376)     (2,422)
-------------------------------------------------------------------
Net deferred tax asset                        $  3,290    $  1,101
------------------------------------------------------------------

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the Company's projection of future taxable income, management believes it is more likely than not that the Company will realize the benefits of deferred tax assets of $3,290,000, and has recorded this amount as an asset as of December 31, 1998.

14.   Comprehensive income

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income", which establishes standards for the reporting and display of comprehensive income and its components in general purpose financial statements. The following are the components of comprehensive income (in thousands):

                                            Year ended December 31,
                                         1998        1997       1996
Net income (loss)                    $ (2,061)   $  3,423   $  11,380
Other comprehensive income (loss),
 before tax:
Net unrealized gain (loss) on
 available-for-sale-securities         (7,943)      5,009       7,218
Minimum pension liability
 adjustment                                                     1,380
Foreign currency translation adjustment      (838)
                                       ---------- --------------------------
Comprehensive income (loss) before tax(10,842)      8,432      19,978
Income tax benefit (expense) related to
 items of other comprehensive income    2,250      (1,703)     (2,923)
                                    ---------    --------    --------
Comprehensive income (loss), net of tax$ (8,592) $  6,729     $17,055
                                       ========  ========     =======

The components of accumulated other comprehensive income are as follows:


December 31,                             1998        1997        1996
---------------------------------------------------------------------
Net unrealized gain on
 available-for-sale-securities     $    1,698    $  9,641    $  4,632

Foreign currency translation adjustment  (838)

Accumulated other comprehensive income
 before tax                               860       9,641       4,632

Accumulated income tax expense related
 to items of other comprehensive income     (761)  (3,011)     (1,308)
                                       ---------  -------    --------
Accumulated other comprehensive
 income, net of tax                $       99    $  6,630    $  3,324
                                   ==========    ========    ========

15.   Common Stock, stock options and warrants

(a) Under the Company's non-qualified stock option plan, employees and certain other parties may be granted options to purchase shares of common stock. Although the Plan permits options to be granted at a price not less than 85% of the fair market value, the Plan options primarily are granted at the fair market value of the common stock at the date of the grant and are exercisable over periods not exceeding ten years from the date of grant. Shares of common stock are also reserved for issuance pursuant to other agreements. Changes in options and warrants outstanding during 1996, 1997 and 1998, options and warrants exercisable and shares reserved for issuance at December 31, 1996, 1997, and 1998 are as follows:

                                              Common Stock
Options and warrants         Price Range      Number        Weighted-Average
outstanding                  per share        of shares     Exercise Price

December 31, 1995          $8.375- $24.00     877,072          $9.03
------------------------------------------------------------------------------
Granted                     7.69  - 10.00     551,657           9.31
Exercised                   8.375-   9.00        (800)          8.51
Terminated                  8.375-  22.50    (232,536)          9.55
------------------------------------------------------------------------------
December 31, 1996           7.69  - 24.00   1,195,393           9.05
------------------------------------------------------------------------------
Granted                     4.59  - 11.15   1,578,715           7.85
Exercised                   4.59  -  9.00     (21,573)          8.17
Terminated                  7.59  - 12.00    (144,026)          8.87
------------------------------------------------------------------------------
December 31, 1997           4.59  - 24.00   2,608,509           8.35
------------------------------------------------------------------------------
Granted                    10.41  - 15.375    383,900          14.44
Exercised                   7.69  - 10.41     (69,863)          8.42
Terminated                  7.75  - 15.375   (174,056)          9.97
------------------------------------------------------------------------------
December 31, 1998           4.59  - 24.00   2,748,490           9.09
------------------------------------------------------------------------------
Options and warrants exercisable
December 31, 1996           8.375 - 24.00   1,023,158           8.85
------------------------------------------------------------------------------
December 31, 1997           4.59   -24.00   1,234,984           8.72
------------------------------------------------------------------------------
December 31, 1998           4.59   -24.00   1,399,454           8.77
------------------------------------------------------------------------------
Shares reserved for issuance
December 31, 1996                           3,523,960
------------------------------------------------------------------------------
December 31, 1997                           2,756,853
------------------------------------------------------------------------------
December 31, 1998                           3,198,590
------------------------------------------------------------------------------

At December 31, 1998, the weighted average remaining contractual life of all outstanding options was 5.1 years.

The following table summarizes information about the Plan's options outstanding at December 31, 1998:
                                               Weighted
     Range               Number                Average         Weighted
      Of                 Outstanding           Years           Average
  Exercise Prices                              Remaining       Exercise Price
--------------------------------------------------------------------------------
       $4.59 -   $7.75    1,543,389                5.9            $7.70
        8.00 -   15.38    1,195,101                4.0            10.80
                $24.00       10,000                0.4            24.00
------------------------------------------------------------------------------
       $4.59 -  $24.00    2,748,490                5.1            $9.09
------------------------------------------------------------------------------


The following table summarizes the Class B Common Stock options as follows:


                                      Class B Common Stock
Options                      Price Range      Number        Weighted-Average
outstanding                  per share       of shares
Exercise Price
December 31, 1995          $8.50  -9.00       512,500          $8.88
Granted                     8.69              375,000           8.69
------------------------------------------------------------------------------
December 31, 1996           8.50 -9.00        887,500           8.80
-------------------------------------------------------------------------------
December 31, 1997           8.50 -9.00        887,500           8.80
Exercised                   9.00             (193,750)          9.00
------------------------------------------------------------------------------
December 31, 1998           8.50 - 9.00       693,750           8.74
-------------------------------------------------------------------------------
Options exercisable
December 31, 1996           8.50 -9.00        595,625           8.87
----------------------------------------------------------------------
December 31, 1997           8.50 -9.00        762,250           8.82
----------------------------------------------------------------------
December 31, 1998           8.50 -9.00        693,750           8.74
----------------------------------------------------------------------
Shares reserved for issuance
December 31, 1996                             950,000
------------------------------------------------------------------------------
December 31, 1997                             950,000
------------------------------------------------------------------------------
December 31, 1998                             950,000
------------------------------------------------------------------------------

At December 31, 1998, the weighted average remaining contractual life of all outstanding Class B options was less than 1 year.

At December 31, 1998, 1997, and 1996, options outstanding included options for 829,334, 829,334 and 629,334 shares for two executive officers.

Class B Common stock aggregating 693,750, 887,500 and 887,500 shares at December 31, 1998, 1997 and 1996, respectively, were reserved for three executive officers of the Company.

The holders of common stock are entitled to one vote per share and the holders of Class B Common stock are entitled to ten votes per share on all matters without distinction between classes, except when approval of a majority of each class is required by statute. The Class B Common stock is convertible at any time, at the option of the holders of such stock, into shares of common stock on a share-for-share basis. At December 31, 1998, 1997, and 1996, shares reserved for issuance were primarily related to shares reserved for options and warrants and the conversion of long-term debt.

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                            1998           1997          1996
                                            ----           ----          ----

Net income (loss)           As reported $ (2,061)       $ 3,423       $11,380
                            Pro forma     (3,730)         1,344         9,927

Basic earnings (loss) per share
                            As reported    (.19)            .33         1.55
                            Pro forma      (.34)            .13         1.35

Diluted earnings (loss) per share
                            As reported    (.19)            .31         1.54
                            Pro forma      (.34)            .12         1.34

Pro forma net income reflects only options granted since 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

At December 31, 1998, 1997 and 1996, the per share weighted-average fair value of stock options granted was $8.32, $4.32 and $3.64, respectively on the date of grant using the modified Black Scholes option-pricing model with the following weighted-average assumptions: 1998 - expected dividend yield 0%, risk-free interest rate of 5.44%, expected volatility of 44.86%, and an expected life of
9.2 years; 1997 - expected dividend yield 0%, risk-free interest rate of 6.37%, expected volatility of 43.1 % and an expected life of 7.7 years; 1996 - expected dividend yield 0%, risk-free interest rate of 6%, expected volatility of 39.1% and an expected life of 4.5 years.

(c) In the fourth quarter of 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earning per Share" (SFAS
128). The new standard specifies the computation, presentation and disclosure requirements for earnings per share. Earnings per share (EPS) for the years ended December 31, 1998, 1997 and 1996 are as follows (in thousands, except per share amounts):

                                      1998        1997        1996
                                      ----        ----        ----
Basic EPS
      Net income (loss)         $   (2,061)  $   3,423    $ 11,380
      Weighted average shares
       outstanding                  10,867      10,457       7,339
      Basic earnings (loss)
      per share$                      (.19)  $    .33   $     1.55

Diluted EPS
      Net income (loss)             (2,061)  $   3,423    $ 11,380
      Weighted average shares
       outstanding                  10,867      10,457       7,339
      Dilutive effect of stock options
       and warrants (a)                            430          69
                             -------------  ----------  ----------
      Weighted average shares
       outstanding, diluted         10,867      10,887       7,408

      Diluted earnings (loss)
       per share (a)            $    (.19)  $      .31   $    1.54

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

(a) For the year ended December 31, 1998, presentation of the dilutive effect of stock options and warrants, which totaled 1,229,000 at December 31, 1998 are not included since they are anti-dilutive.

16.   Business segments

On January 1, 1998, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This statement does not effect the Company's financial position or results of operations.

The operations of the Company consist of the following business segments, by which the Company is managed:

Performance Improvement Group, (formerly the Physical Science Group) - performance improvement services to Fortune 500 companies, manufacturing and process industries, electric power utilities and other commercial and governmental customers; Distribution Group - wholesale distribution of home decorating, hardware and finishing products; Optical Plastics Group - the manufacture and distribution of coated and molded plastic products. On September 30, 1998, the Company sold substantially all of the operating assets of Five Star, which formerly comprised the Distribution Group, to ADC (see Note 5). Prior to the above transaction, the Company sold a 16.5% interest in ADC to the management of Five Star. As a result of these transactions, as of September 30, 1998, the Company no longer consolidates the balance sheet and results of operations of ADC and its subsidiaries. Therefore, the sales, operating results and depreciation and amortization include the results of the operations of Five Star and the Distribution Group through September 30, 1998.

The following tables set forth the sales and operating results attributable to each line of business and include a reconciliation of the groups' sales to consolidated sales and operating results to consolidated income from operations before income taxes for the periods presented (in thousands):


Years ended December 31,                    1998        1997        1996
-------------------------------------------------------------------------
Sales
Performance Improvement                 $208,840    $140,620    $117,183
Distribution                              64,148      82,300      76,102
Optical Plastics                          10,581      10,362       8,781
Other                                      1,113       1,519       1,734
------------------------------------------------------------------------
                                        $284,682    $234,801    $203,800
------------------------------------------------------------------------
Operating results
Performance Improvement                 $ 15,585    $  9,043    $  6,504
Distribution                               1,715       2,230       1,767
Optical Plastics                           1,500       1,864       1,485
Other                                     (1,000)       (691)     (1,287)
-------------------------------------------------------------------------
Total operating profit                    17,800      12,446       8,469
Interest expense                          (3,896)     (4,075)     (4,358)
Corporate general and administrative
 expenses and Investment and other
 income, net                             (14,599)     (5,641)      7,133
------------------------------------------------------------------------
Income (loss) from operations before
 income taxes                          $    (695)   $  2,730  $   11,244
------------------------------------------------------------------------

The Company's revenue from foreign operations, primarily in the United Kingdom and Canada, was approximately $31,429,000 for the year ended December 31, 1998. In addition, at December 31, 1998, assets located in all foreign countries were less than 10% of the Company's total assets and were located primarily in the United Kingdom and Canada. The Company had deminimis foreign assets and operations as of and for the years ended December 31, 1997 and 1996.

Operating profits represent gross revenues less operating expenses. In computing operating profits, none of the following items have been added or deducted; general corporate expenses at the holding company level, foreign currency transaction gains and losses, investment income, loss on investments, loss on sale of assets and interest expense. General corporate expenses at the holding company level, which are primarily salaries, occupancy costs, professional fees and costs associated with being a publicly traded company, totaled approximately, $4,250,000, $5,246,000 and $6,170,000 for the years ended December 31, 1998, 1997 and 1996 respectively. For the years ended December 31, 1998, 1997 and 1996, sales to the United States government and its agencies represented approximately 20%, 26% and 27%, respectively, of sales and is included in the Performance Improvement Segment.

Additional information relating to the Company's business segments is as follows (in thousands):


December 31,                                1998        1997        1996
-------------------------------------------------------------------------
Identifiable assets
Performance Improvement                 $168,335    $100,548    $ 83,414
Distribution                                          41,530      47,243
Optical Plastics                          10,573      10,197      12,453
Corporate and other                       31,542      38,337      32,917
------------------------------------------------------------------------
                                        $210,450    $190,612    $176,027
------------------------------------------------------------------------
Years ended December 31,                    1998        1997        1996
------------------------------------------------------------------------
Additions to property,
 plant, and equipment, net
Performance Improvement                 $  2,199    $  2,307    $  1,976
Distribution                                  87         275         522
Optical Plastics                           2,077         939         201
Corporate and other                          121         193         (21)
------------------------------------------------------------------------
                                        $  4,484    $  3,714    $  2,678
------------------------------------------------------------------------
Years ended December 31,                    1998        1997        1996
------------------------------------------------------------------------
Depreciation and amortization
Performance Improvement                 $  4,241    $  3,681    $  2,404
Distribution                                 812       1,195       1,125
Optical Plastics                             320         488          66
Corporate and other                           79         503         474
------------------------------------------------------------------------
                                        $  5,452     $ 5,867     $ 4,069
------------------------------------------------------------------------

Identifiable assets by industry segment are those assets that are used in the Company's operations in each segment. Corporate and other assets are principally cash and cash equivalents, marketable securities and unallocated intangibles.

17.   Fair value of financial instruments

The carrying value of financial instruments including cash and cash equivalents, marketable securities, accounts receivable, accounts payable and short-term borrowings approximate estimated market values because of short maturities and interest rates that approximate current rates.

The carrying values of investments, other than those accounted for on the equity basis, approximate fair values based upon quoted market prices. The investments for which there is no quoted market price are not significant.

The estimated fair value for the Company's long-term debt is as follows (in thousands):

                             December 31, 1998      December 31, 1997
                           Carrying    Estimated   Carrying    Estimated
                              amount  fair value     amount   fair value

8% Swiss Bonds due 2000      $ 2,359     $ 2,123     $ 2,158     $ 1,942
5% Convertible Bonds           1,858       1,728       1,786       1,661
7% Convertible Note                                    1,000       1,000
Other long-term debt           2,529       2,529       1,644       1,644
Term Loan                     14,813      14,813

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

18. Accounting for certain investments in debt and equity securities

In July 1996, the Company recognized a $4,000,000 loss on the Company's investments in American White Cross, (AWC), Inc. due to AWC filing for protection under Chapter 11 of the United States Bankruptcy Code.

In May 1996, the Company realized a $1,938,000 gain on issuance of stock as a result of the issuance of 2,000,000 shares of common stock by ISI at $8.00 per share. Effective September 1996, the Company accounts for its investment in ISI as a combination of long-term investments carried at cost, and for those without restriction, as long-term available-for-sale equity securities carried at market value. In 1996, the share of ISI's loss included in Investment and other income, net was $1,464,000.

During 1998, the Company recognized an other than temporary impairment of its investment in ISI as a result of the significant decrease in the market value of ISI's common stock. The Company recorded a Loss on investments of $3,067,000 during 1998.

Pursuant to various agreements, the Company is restricted in its ability to sell its shares of Duratek. At December 31, 1998, 1997 and 1996, the Company was permitted to sell approximately 805,000, 600,000 and 250,000 shares, respectively. As the Company had determined to sell promptly 150,000 shares as of December 31, 1998, 100,000 shares as of December 31, 1997, and 250,000 shares at December 31, 1996, such securities have been classified as trading securities at these dates. The balance of the shares the Company was permitted to sell were transferred to available-for-sale.

In April 1996, the Company sold 1,000,000 shares of Duratek common stock, including 250,000 shares that were included in marketable securities at December 31, 1995. As a result, the Company received proceeds of $17,700,000 and recognized a gain of $12,200,000. In 1996, the Company transferred 250,000 shares from long-term investments to trading securities, resulting in the recognition of a $3,314,000 gain, representing the net excess of the quoted market price of such shares at December 31, 1996, over the Company's cost at the time of transfer and subsequent changes in market value of these shares.

In 1997, the Company recognized a net $689,000 gain related to Duratek common stock. The gain is the result of a $828,000 gain on the transfer from long-term investments to trading securities partially offset by a $139,000 realized loss on the sale of Duratek common stock, which generated net proceeds of $2,755,000. In 1997, the Company sold 305,750 shares of Duratek common stock, and received net proceeds of $2,756,000.

In 1998, the Company recognized a net gain of $2,205,000 related to Duratek common stock. The gain is the result of $1,708,000 realized gain on the sale of 523,900 shares of Duratek common stock, which generated net proceeds of $3,788,000, and a $497,000 gain on the transfer from long-term investments to trading securities.

The   gross   unrealized   holding   gains   (losses)   and   fair   value   for
available-for-sale securities were as follows (in thousands):

                                   Gross unrealized holding
                          Cost      gains       (losses)  Fair Value

Available-for-sale equity securities:

December 31, 1998      $ 2,195     $ 2,183    $   (485)  $   3,893
------------------------------------------------------------------
December 31, 1997      $ 2,393       9,641 $              $ 12,034
------------------------------------------------------------------
December 31, 1996      $ 1,600       4,723   $     (91)   $  6,232
------------------------------------------------------------------

Differences between cost and market of $937,000, $6,630,000 and $3,324,000, net of taxes at December 31, 1998, 1997 and 1996, respectively, were credited to a separate component of shareholders' equity called Accumulated other comprehensive income (see Note 14).

19. Related party transactions

In December 1998 the Company incurred a $1,500,000 expense (consisting of cash and common stock) in connection with a termination agreement between the Company and a senior executive officer. This amount is included in Selling, general and administrative expense in the accompanying consolidated statement of operations.

On October 28, 1998, in exchange for the exercise of options to purchase an aggregate of 193,750 shares of Class B Common Stock, the Company received a note receivable from another senior executive officer for $1,742,000. The loan accrues interest at the prime rate and all of principal and interest are due and payable on October 28, 1999. The loan is secured by the shares of Class B Common Stock acquired upon exercise of the options as well as certain other assets of the senior executive officer.

20.   Commitments and contingencies

(a) The Company has several noncancellable leases for real property, machinery and equipment and certain manufacturing facilities. Such leases expire at various dates with, in some cases, options to extend their terms. Minimum rentals under long-term operating leases are as follows(in thousands):

                               Real        Machinery &
                            property         equipment          Total
1999                         $ 9,087           $ 2,828         $11,915
2000                           8,505             1,211           9,716
2001                           7,613               384           7,997
2002                           6,867               303           7,170
2003                           3,841               220           4,061
After 2003                    14,199               133          14,332
----------------------------------------------------------------------
Total                        $50,112           $ 5,079         $55,191
----------------------------------------------------------------------

Several of the leases contain provisions for rent escalation based primarily on increases in real estate taxes and operating costs incurred by the lessor. Rent expense for real and personal property was approximately $10,943,000, $7,603,000 and $6,745,000 for 1998, 1997 and 1996, respectively.

(b) Options were issued in 1994 and prior to certain officers of Duratek and the Company for the purchase of Duratek common stock owned by the Company at prices ranging from $1.75 to $3.50 per share. At December 31, 1998, 186,000 options are outstanding and exercisable. These options expire from 1999 through 2001.

(c) The Company has guaranteed $1,800,000 of debt of GSES through June 1999, in return for warrants to purchase 150,000 shares of GSES common stock, at an exercise price of $2.38 per share and which expire August 17, 2003. The Company does not believe its exposure to loss is likely.

(d) The Company has guaranteed the leases for two of ADC's  warehouses  totaling
approximately   $886,000   and   $380,000   per  year  through  2007  and  2001,
respectively.

(e) The Company is party to several lawsuits and claims incidental to its business, including claims regarding environmental matters, one of which is in the early stages of investigation. Management believes that the ultimate liability, if any, will not have a material adverse effect on the Company's consolidated financial statements.

GP Strategies                                   Supplementary Data
Corporation
and Subsidiaries


SELECTED QUARTERLY FINANCIAL DATA

(unaudited)                                           (in thousands, except per share data)

                                                                  three months ended
                     March 31,    June 30,   Sept. 30,    Dec. 31,    March 31,    June 30,   Sept. 30,   Dec. 31,
                       1998        1998        1998        1998        1997        1997        1997          1997

Sales                  $62,859     $70,910     $86,182     $64,731     $54,760     $60,590     $62,711     $56,740
Gross margin             9,465      10,663      11,510      10,355       8,216       9,193       9,387       8,433
Net income (loss)        1,791       2,263      (6,566)        451        (986)      1,633       1,954         822

Net income (loss) per share:
Basic                      .17         .21       (.60)         .04       (.10)        .15         .18          .08
Diluted                    .15         .18       (.60)         .04      (.10)          .15        .18          .07
------------------------------------------------------------------------------------------------------------------


ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 11.   EXECUTIVE COMPENSATION

      Information with respect to Executive Compensation is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this Report.

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

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

  (a)(1) The following financial statements are included in Part II, Item 8. Financial Statements and Supplementary Data:

            FINANCIAL STATEMENTS OF GP STRATEGIES CORPORATION
            AND SUBSIDIARIES:
                                                                    Page
Independent Auditors' Report                                         30

Financial Statements:

Consolidated Balance Sheets -
December 31, 1998 and 1997                                           31

Consolidated Statements of Operations -
Years ended December 31, 1998, 1997 and 1996                         33

Consolidated Statements of Changes in Stockholders' Equity -
Years ended December 31, 1998, 1997 and 1996                         34

Consolidated Statements of Cash Flows -
Years ended December 31, 1998, 1997 and 1996                         36

Notes to Consolidated Financial Statements                           39

(a)(2) Financial Statement Schedules

           Schedule II - Validation and Qualifying Accounts           i
           Independent Auditor's Report                              ii

(a)(3) Exhibits

          Consent of KPMG LLP, Independent Auditors                   *

(b) On October 15, 1998, the Registrant filed a Report on Form 8-K with respect to the sale to American Drug Company of substantially all of the operating assets of Five Star Group, Inc. Such report contained pro forma consolidated statement of operations for the year ended December 31, 1997 and the six months ended June 30, 1998, as well as the consolidated pro forma balance sheet for the six months ended June 30, 1998.

* Filed herewith

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

Dated: March 31, 1999

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

Herbert R. Silverman          Director

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   SCHEDULE II

Valuation and qualifying accounts (in thousands)
                                            Additions
                             Balance at    Charged to                Balance at
                              Beginning       Costs &                   End of
                              of Period      Expenses    Deductions(a)   Period

Year ended December 31, 1998:
 Allowance for doubtful
 accounts (b)                    $2,782       $   879        $(1,928)   $1,733



Year ended December 31, 1997:
 Allowance for doubtful
  accounts (b)                   $2,155         $1,608       $  (981)   $2,782



Year ended December 31, 1996:
 Allowance for doubtful
 accounts (b)                    $3,066         $1,036        $(1,947)   $2,155



(a) Write-off of uncollectible accounts, net of recoveries and sale of certain assets.

(b) Deducted from related asset on Balance Sheet.

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
GP Strategies Corporation

Under date of March 1, 1999, we reported on the consolidated balance sheets of GP Strategies Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the Annual Report on Form 10-K for the year ended 1998. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG LLP

New York, New York
March 1, 1999

                                     INDEX TO EXHIBITS

     The following is a list of all exhibits filed as part of this Report.

      SEQUENTIAL EXHIBIT NO.  DOCUMENT                      PAGE NO.
3.1              Amendment to the Registrant's
                 Restated Certificate of
                 Incorporation filed on March 5,
                 1998.  Incorporated herein by
                 reference to Exhibit 3.1 of the
                 Registrant's Form 10-K for the
                 year ended December 31, 1998.

3.2              Amended By-Laws of the
                 Registrant.  Incorporated by
                 reference to Exhibit 3 of the
                 Registrant's  Form 10-Q for the
                 third quarter  ended  September
                 30, 1997.

10.1             1973 Non-Qualified Stock
                 Option Plan of the Registrant,
                 as amended on December 29,
                 1998.*

10.2             Registrant's 401(k) Savings
                 Plan, dated January 29, 1992,
                 effective March 1, 1992.
                 Incorporated herein by
                 reference to Exhibit 10.12 of
                 the Registrant's Annual Report
                 on Form 10-K for the year
                 ended December 31, 1991.

10.3             Asset Purchase Agreement,
                 dated as of June 3, 1998, by
                 and among SHL Systemhouse Co.,
                 MCI Systemhouse Corp., SHL
                 Computer Innovations Inc., SHL
                 Technology Solutions Limited
                 and General Physics
                 Corporation.  Incorporated
                 herein by reference to Exhibit
                 10.1 of the Registrant's Form
                 8-K dated June 29, 1998.

10.4             Preferred Provider Agreement,
                 dated as of June 3, 1998, by
                 and among SHL Systemhouse Co.,
                 MCI Systemhouse Corp., SHL
                 Computer Innovations Inc., SHL
                 Technology Solutions Limited
                 and General Physics
                 Corporation.  Incorporated
                 herein by reference to Exhibit
                 10.2 of the Registrant's Form
                 8-K dated June 29, 1998.

10.5             Credit Agreement dated as of
                 June 15, 1998, by an among the
                 Registrant, General Physics
                 Canada Ltd., Key Bank, N.A.,
                 Mellon Financial Services
                 Corporation, Summit Bank, The
                 Dime Savings Bank of New York,
                 FSB, and Fleet Bank, National
                 Association, as Agent, as
                 Issuing Bank and as Arranger.
                 Incorporated herein by
                 reference to the Registrant's
                 Form 8-K dated June 29, 1998.

10.6             Asset Purchase Agreement dated
                 as of July 13, 1998, between
                 the Registrant's wholly-owned
                 subsidiary, General Physics
                 Corporation and The Deltapoint
                 Corporation.  Incorporated
                 herein by reference to the
                 Registrant's Form 8-K dated
                 July 27, 1998.

10.7             Asset Purchase Agreement dated
                 as of August 31, 1998, between
                 American Drug Company and Five
                 Star Group, Inc.  Incorporated
                 herein by reference to Exhibit
                 10 to American Drug Company's
                 Form 8-K dated September 15,
                 1998.

10.8             Stockholders Agreement dated
                 as of January 24, 1995 by and
                 among GTS Duratek, Inc.,
                 Carlyle Partners II, L.P.,
                 Carlyle International Partners
                 III, L.P., C/S International
                 Partners, Carlyle-GTS
                 Partners, L.P., and the
                 Registrant.  Incorporated
                 herein by reference to Exhibit
                 4.2 to the Registrants Form
                 8-K dated January 24, 1995.

10.9             Rights Agreement, dated as of
                 June 23, 1997, between
                 National Patent Development
                 Corporation and Harris Trust
                 Company of New York, as Rights
                 Agent, which includes, as
                 Exhibit A thereto, the
                 Resolution of the Board of
                 Directors with respect to
                 Series A Junior Participating
                 Preferred Stock, as Exhibit B
                 thereto, the form of Rights
                 Certificate and as Exhibit C
                 thereto the form of Summary of
                 Rights.  Incorporated herein
                 by reference to Exhibit 4.1 of
                 the Registrant's Form 8-K
                 filed on July 17, 1997.

10.10            Consulting and Severance
                 Agreement dated December 29,
                 1998 between the Registrant
                 and Martin M. Pollak.*

10.11            Agreement dated, December 29,
                 1998, among the Registrant,
                 Jerome I. Feldman and Martin
                 M. Pollak.*

10.12            Amendment No. 1, dated March
                 22, 1999, to Agreement dated
                 December 29, 1998 among the
                 Registrant, Jerome I. Feldman
                 and Martin M. Pollak.*
18               Not Applicable

19               Not Applicable

20               Not Applicable

21               Subsidiaries of the Registrant*

22               Not Applicable

23               Consent of KPMG LLP,
                 Independent Auditors*

27               Financial Data Schedule*

28               Not Applicable

* Filed
herewith.