Form 10-Q
period 1999-03-31
GP STRATEGIES CORP
filed 1999-05-17
CIK 70415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended March 31, 1999

                                       or

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

                           Yes      X                         No


Number of shares outstanding of each of issuer's classes of common stock as of May 13, 1999:


Common Stock                                  11,020,291 shares
Class B Capital                                  356,250 shares

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                    Page No.

Part I.  Financial Information


         Consolidated Condensed Balance Sheets -
             March 31, 1999 and December 31, 1998                       1

         Consolidated Condensed Statements of Operations-
             Three Months Ended March 31, 1999 and 1998                 3

         Consolidated Condensed Statements of Cash Flows -
             Three Months Ended March 31, 1999 and 1998                 4

         Notes to Consolidated Condensed Financial
             Statements                                                 6

         Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       13

         Qualification Relating to Financial Information               19

Part II. Other Information                                             20

          Signatures                                                   21

                          PART I. FINANCIAL INFORMATION

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (in thousands)

                                                         March 31,  December 31,
                                                           1999       1998
                 ASSETS                                 (uaudited)      *

Current assets

Cash and cash equivalents                               $  8,688     $  6,807
Marketable securities                                        733          741
Accounts and other receivables                            59,487       55,531
Inventories                                                2,232        2,362
Costs and estimated earnings
 in excess of billings on uncompleted contracts           24,509       15,395
Prepaid expenses and other current assets                  5,328        5,344
                                                        --------     --------

Total current assets                                     100,977       86,180
                                                        --------     --------

Investments and advances                                  21,492       23,071
                                                        --------     --------

Property, plant and equipment, net                        15,057       14,474

Intangible assets, net of accumulated amortization
 of $35,820 and $34,967                                   80,384       81,358
                                                        --------     --------
Deferred tax asset                                         3,249        3,290
                                                        --------     --------
Other assets                                               2,426        2,532
                                                        --------     --------
                                                        $223,585     $210,905
                                                        ========     ========



* The Consolidated Condensed Balance Sheet as of December 31, 1998 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.

   See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                 (in thousands)


                                                   March 31,      December 31,
                                                     1999            1998
LIABILITIES AND STOCKHOLDERS' EQUITY              (unaudited)         *

Current liabilities

Current maturities of long-term debt               $  3,208       $     3,180
Short-term borrowings                                37,723            30,723
Accounts payable and accrued expenses                30,724            24,089
Billings in excess of costs and estimated
 earnings on uncompleted contracts                    9,952            14,199
                                                   --------       -----------

Total current liabilities                            81,607            72,191
                                                   --------         ---------

Long-term debt less current maturities               18,006            18,379
                                                   --------        ----------


Stockholders' equity

Common stock                                            114               111
Class B capital stock                                     4
Additional paid in capital                          166,283           164,217
Accumulated deficit                                 (36,785)          (39,397)
Accumulated other comprehensive income                  204                99
Note receivable from stockholder                     (1,805)           (1,742)
Treasury stock, at cost                              (4,043)           (2,956)
                                                   --------        ----------
Total stockholders' equity                          123,972           120,335
                                                   --------         ---------
                                                   $223,585          $210,905
                                                   ========          ========

* The Consolidated Condensed Balance Sheet as of December 31, 1998 has been summarized from the Company's audited Consolidated Balance sheet as of that date.

   See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                      (in thousands, except per share data)

                                                             Three months
                                                             ended March 31,
                                                         1999            1998

Sales                                               $  65,929        $  62,859
Costs of goods sold                                    56,072           53,394
                                                    ---------         --------
Gross margin                                            9,857            9,465

Selling, general and administrative expenses           (6,018)          (7,690)

Interest expense                                         (951)            (888)

Investment and other income, net                          479              443

Gain on trading securities                                 25              739
                                                     ---------        --------

Income before income taxes                              3,392            2,069

Income tax expense                                       (780)            (278)
                                                    ---------        ---------

Net income                                          $   2,612        $   1,791
                                                    =========        =========

Net income per share
Basic                                               $     .23        $     .17
                                                    ---------        ---------
Diluted                                                  .21               .15
                                                    ---------        ---------




   See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (in thousands)

                                                                 Three months
                                                               ended March 31,
                                                              1999        1998
Cash flows from operating activities:

Net income                                                 $ 2,612      $1,791
Adjustments to reconcile net income to net cash
 used in operating activities:
Issuance of stock for profit incentive plan                    321         296
Depreciation and amortization                                1,771       1,535
Gain on trading securities                                     (25)       (739)
Equity (gain) loss on investments                             (335)        430
Proceeds from sale of trading securities                        50         959
Changes in other operating items                           (10,484)     (9,565)
                                                         ---------     -------
Net cash used in operating activities                       (6,090)     (5,293)
                                                         ---------     -------

Cash flows from investing activities:

Additions to property, plant and equipment                  (1,501)     (1,321)
Additions to intangible assets                                            (552)
Reduction in (additions to) investments and
 other assets, net                                           2,262      (1,021)
                                                         ---------     -------
Net cash provided by (used for) investing activities           761      (2,894)
                                                         ---------     -------

Cash flows from financing activities:

Net proceeds from short-term borrowings                      7,000       8,436
Proceeds from note receivable                                  828
Payments of long-term debt                                    (345)       (154)
Exercise of common stock options and warrants                  814          34
Repurchase of treasury stock                                (1,087)       (156)
                                                         ---------     -------
Net cash provided by financing activities                    7,210       8,160
                                                         ---------     -------

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

                                 (in thousands)

                                                                Three months
                                                              ended March 31,
                                                           1999          1998

Net increase (decrease) in cash and cash
 equivalents                                             $  1,881      $    (27)
Cash and cash equivalents at the
 beginning of the periods                                   6,807        12,375
                                                         --------      --------
Cash and cash equivalents at the end
 of the periods                                          $  8,688      $ 12,348
                                                         --------      --------

Supplemental disclosures of cash flow information:

Cash paid during the periods for:
 Interest                                                $ 1,197       $ 1,046
                                                        =========      ========
 Income taxes                                            $   439       $   430
                                                       ==========     =========




   See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       Earnings per share

         Earnings per share (EPS) for the periods ended March 31, 1999 and 1998 are as follows (in thousands, except per share amounts):

                                                        Three months
                                                       ended March 31,
                                                     1999           1998
Basic EPS
         Net income                              $  2,612       $  1,791
         Weighted average shares
          Outstanding                              11,237         10,725
         Basic earnings per share                $    .23       $    .17
                                                 --------       --------

Diluted EPS
         Net income                              $  2,612       $  1,791

         Weighted average shares
          outstanding                              11,237         10,725
         Dilutive effect of stock options
          and warrants                              1,469          1,351
                                                 --------      ---------
         Weighted average shares
          outstanding, diluted                     12,706         12,076
                                                 --------       --------

         Diluted earnings per share              $    .21     $      .15
                                                 --------     ----------

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

2.       Inventories

         Inventories are valued at the lower of cost or market, principally using the first-in,first-out (FIFO) method.Inventories consists of the following (in thousands):

                                          March 31,               December 31,
                                            1999                      1998
Raw materials                           $    781                 $     811
Work in process                              250                       272
Finished goods                             1,201                     1,279
                                        --------                  --------
                                        $  2,232                  $  2,362
                                        ========                  ========

3.       Long-term debt

         Long-term debt consists of the following (in thousands):

                                          March 31,                December 31,
                                             1999                      1998
8% Swiss bonds due 2000                 $   2,284                 $   2,359
5% convertible bonds due 1999               1,869                     1,858
Term loan                                  14,625                    14,813
Other                                       2,436                     2,529
                                        ---------                 ---------
                                           21,214                    21,559
Less current maturities                    (3,208)                   (3,180)
                                        ---------                ----------
                                         $ 18,006                  $ 18,379
                                         ========                  ========

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

4.       Comprehensive income

The following are the components of comprehensive income (in thousands):

                                                        Three months ended
                                                    March 31,       March 31,
                                                       1999           1998
                                                    ---------       --------
Net income                                          $ 2,612         $  1,791

Other comprehensive income (loss) before tax:
 Net unrealized gain (loss) on
  available-for-sale-securities                         200            (362)
 Foreign currency translation adjustment                (28)
                                                   --------        --------
 Other comprehensive income (loss), before tax          172            (362)
                                                   --------        --------
 Income tax (expense) benefit relating to items
  of other comprehensive income                         (67)            123
                                                   --------        --------
 Comprehensive income, net of tax                  $  2,717        $  1,552
                                                   ========        ========


The components of accumulated other comprehensive income are as follows:

                                                     March 31,      December 31,
                                                        1999            1998
Net unrealized gain on
 available-for-sale-securities                     $  1,898         $  1,698
Foreign currency translation adjustment                (866)           (838)
                                                   ---------        --------
Accumulated other comprehensive income
 before tax                                           1,032             860
Accumulated income tax expense related to
 items of other comprehensive income                   (828)           (761)
                                                   ---------        --------
Accumulated other comprehensive income,
 net of tax                                        $     204        $    99
                                                   =========        ========

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

5.       Business segments

         The operations of the Company currently consist of the following four business segments, by which the Company is managed.

         The Company's principal operating subsidiary is General Physics Corporation (GP). GP is a performance improvement company that assists productivity driven organizations to maximize workforce performance by integrating people, processes and technology. GP is a total solutions provider for strategic training, engineering, consulting and technical support services to Fortune 500 companies, government, utilities and other commercial customers. GP, which through December 31, 1998 comprised the Performance Improvement Group, has been resegmented during 1999 and now operates in three business segments. The Manufacturing Services Group provides technology based training to leading companies in the automotive, steel and food and beverage industries, as well as to the government sector. The Process and Energy Group provides engineering, consulting and technical training to the power, chemical, energy and pharmaceutical industries as well as government facilities. The Information Technology Group provides information training programs and solutions, including Enterprise Solutions and comprehensive career training and transition programs.

         The Optical Plastics Group, which is the Company's wholly-owned subsidiary MXL Industries, Inc. (MXL), manufactures and distributes coated and molded plastic products. For the three months ended March 31, 1998, the Company also had the Distribution Group, which included the operations of the Five Star Group, Inc. (Five Star), a distributor of home decorating, hardware and finishing products. Effective September 30, 1998, the "Other" segment consists solely of the operations of the Company's Hydro Med Sciences division. On September 30, 1998, the Company sold substantially all the operating assets of Five Star to American Drug Company (ADC). Prior to the above transaction, the Company sold a 16.5% interest in ADC to the management of Five Star, bringing its interest in ADC to approximately 38%. Therefore as of September 30, 1998, the Company no longer consolidated the balance sheet and results of operations of ADC but instead accounts for ADC as an equity investment.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

5.       Business segments (continued)

         Financial information for the three months ended March 31, 1998, has been restated to show all sales from the Performance Improvement segment reclassified to the Manufacturing Services, Process and Energy, and Information Technology segments. The management of the Company does not allocate the following items by segment: Investment and other income, net, interest expense, selling, general and administrative expenses, depreciation and amortization expense, income tax expense, significant non-cash items and long-lived assets. There are deminimis inter-segment sales. The reconciliation of gross margin to net income is consistent with the presentation on the Consolidated Condensed Statements of Operations. The following tables set forth the sales and gross margin of each of the Company's operating segments (in thousands):

                                             Three months ended
                                                 March 31,
                                     --------------------------------
                                       1999                      1998
                                    ---------                 ---------

Sales
Manufacturing Services              $24,500                   $18,741
Process and Energy                   21,893                    17,553
Information Technology               16,602                     2,906
Optical Plastics                      2,729                     2,785
Distribution                                                   20,431
Other                                   205                       443
                                    -------                 ---------
                                    $65,929                   $62,859
                                    -------                   -------

Gross margin
Manufacturing Services              $ 4,170                   $ 2,420
Process and Energy                    3,089                     2,493
Information Technology                1,760                       293
Optical Plastics                        716                       825
Distribution                                                    3,271
Other                                   122                       163
                                    -------                 ---------
                                    $ 9,857                   $ 9,465
                                    -------                   -------

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

5.       Business segments (continued)

Information about the Company's net sales in different geographic regions, which are attributed to countries based on location of customers, is as follows (in thousands):

                                                   Three months ended
                                                   March 31,
                                      ------------------------------------
                                             1999                      1998
                                          ---------                 ---------

United States                             $51,270                   $62,405
Canada                                      8,329
United Kingdom                              4,784
Latin America                               1,546                       454
                                        ---------                   ---------
                                          $65,929                   $62,859
                                          -------                   -------

         Information   about  the  Company's   long-lived  assets  in  different
geographic regions, is as follows (in thousands):

                                         March 31,               December 31,
                                           1999                      1998
United States                            $10,877                   $10,704
Canada                                     2,493                     1,989
United Kingdom                             1,641                     1,731
Latin America                                 46                        50
                                         -------                   -------
                                         $15,057                   $14,474
                                         -------                   -------

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

6.       Related party transaction

         On January 11, 1999, in conjunction with the purchase of an aggregate of 100,000 shares of Class B Common Stock, the Company received a note receivable from a senior executive officer for $891,000. As of December 31, 1998 the Company also had a note receivable of $1,742,000 from this senior executive officer. On March 15, 1999, such senior executive officer repaid $828,267 of such loans using proceeds from the sale of 43,593 shares of Common Stock to the Company. As of March 31, 1999, the aggregate amount of indebtedness outstanding was $1,805,000. The loans accrue interest at the prime rate and all principal and interest are due and payable on October 28, 1999 and January 11, 2000, respectively. The loans are secured by the shares of Class B Common Stock acquired as well as certain other assets of the senior executive officer.

7.       Subsequent event

         On May 5, 1999, the Company announced that its Board of Directors had authorized the purchase of up to 500,000 shares of the Company's common stock.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

         The Company had net income before income taxes of $3,392,000 for the quarter ended March 31, 1999 compared to net income before income taxes of $2,069,000 for the quarter ended March 31, 1998. The improved operating results were primarily due to increased operating profits of $2,093,000 earned by the Company's principal operating subsidiary, General Physics Corporation (GP), during the first quarter of 1999, as compared to the first quarter of 1998. The increased operating profits were partially offset by a $739,000 gain on trading securities (GTS Duratek, Inc.) in the three months ended March 31, 1998, compared to a $25,000 gain in the three months ended March 31, 1999.

Sales

         For the quarter ended March 31, 1999, consolidated sales increased by $3,070,000 to $65,929,000 from $62,859,000 in the corresponding quarter of 1998.
The increased sales were primarily the result of increased sales generated by GP in all segments of its business (see Note 5 to the Consolidated Condensed Financial Statements). GP's sales for the quarter ended March 31, 1999, included net sales from acquisitions completed in June and July 1998. The Company believes that net sales in the second quarter may be less than what they would otherwise have been due to the anticipated results of the Information Technology segment. Included in the March 31,1998 net sales were $20,431,000 of net sales relating to the Five Star Group, Inc. (Five Star), which comprised the Distribution Group through September 30, 1998. On September 30,1998, the Company sold substantially all the operating assets of Five Star to American Drug Company (ADC). Prior to the above transaction, the Company sold a 16.5% interest in ADC to the management of Five Star, bringing its interest in ADC to approximately 38%. Therefore as of September 30, 1998, the Company no longer consolidated the balance sheet and results of operations of ADC but instead accounts for ADC as an equity investment.

Gross margin

         Consolidated gross margin of $9,857,000, or 15% of sales, for the quarter ended March 31, 1999, increased by $392,000 compared to the consolidated gross margin of $9,465,000, or 15% of sales, for the quarter ended March 31, 1998. The increased gross margin in 1999 was principally the result of increased gross margin of $3,822,000 generated by GP, due to increased sales, partially offset by the $3,271,000 of gross margin earned by Five Star for the quarter ended March 31, 1998.

Selling, general and administrative expenses

         For the three months ended March 31, 1999, selling, general and administrative (SG&A) expenses were $6,018,000 compared to $7,690,000 incurred in the first quarter of 1998. The reduced SG&A expenses for the quarter ended March 31,1999 were the result of the sale of substantially all the operating assets of Five Star to ADC on September 30, 1998, partially offset by increased SG&A expenses incurred by GP due to its overall growth and acquisitions.

Income tax expense

         In the quarter ended March 31, 1999, the Company recorded an income tax expense of $780,000, which represents the applicable federal, state and local and foreign tax expense. In the quarter ended March 31, 1998, the Company recorded an income tax expense of $278,000, which represents primarily state and local income taxes.

Recent accounting pronouncements

         In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivatives as either assets or liabilities in the activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS 133, when effective, which is currently anticipated to be by January 1, 2000. The Company is still evaluating its position with respect to the use of derivative instruments.

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

         The Company is utilizing both internal and external resources to identify, correct or reprogram and test systems for Y2K compliance. GP, the Company's principal operating subsidiary, has evaluated its computer systems over the past six months and believes that its business applications are Y2K compliant, except as noted below. It has also identified various ancillary programs that need to be updated and has contracted with third parties for this work to be completed within the next six months. It is expected that the cost of these modifications will be approximately $50,000.

         In addition, the information systems and technology management group of GP is examining their exposure to the Y2K in other areas of technology. These areas include telephone and E-mail systems, operating systems and applications in free standing personal computers, local area networks and other areas of communication. A failure of these systems, which may impact the ability of GP to service their customers could have a material effect on their results of operations. These issues are being handled by the information and technology team at GP by identifying the problems and obtaining from vendors and service providers either the necessary modifications to the software or assurances that the systems will not be disrupted. GP believes that the cost of the programming and equipment upgrades will not exceed $300,000. In addition, certain personal computers and other equipment that is not Y2K compliant will be upgraded or replaced through GP's normal process of equipment upgrades. GP believes that the evaluation and implementation process will be complete no later than the third quarter of 1999. Over the next year, GP intends to continue to plan and implement other information technology projects in the ordinary course of business.

         GP expects to finance these expenditures from a combination of working capital and operating leases for a portion of the new computer equipment. Therefore, GP does not expect the Y2K issue to have a material adverse impact on its financial position or results of operations.

         The other operations of the Company, including MXL and the corporate office, will be Y2K compliant by the second quarter of 1999. The Company believes that the only material application that is not Y2K compliant at this time is MXL's manufacturing system. MXL anticipates that they will be Y2K compliant by June 30, 1999. The cost will be approximately $25,000.

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

         Management believes that the Company's efforts to mitigate its Y2K risks will avoid significant business interruptions. Contingency planning is an ongoing process. While the Company's overall Y2K contingency plan is now being developed, existing disaster recovery documentation and procedures remain the first line of defense. Some Y2K specific plans have been developed and are being reviewed and tested. The principal Y2K operational contingency plans are expected to be completed and tested by September 1999.

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

Forward-looking statements

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                         LIQUIDITY AND CAPITAL RESOURCES


          At March 31, 1999, the Company had cash, cash equivalents and marketable securities totaling $9,421,000. The Company has sufficient cash, cash equivalents and marketable securities, marketable long-term investments and borrowing availability under existing and potential lines of credit as well as the ability to obtain additional funds from its operating subsidiaries in order to fund its working capital requirements. At March 31, 1999, approximately $27,277,000 was available to the Company under its credit agreements.

         For the quarter ended March 31, 1999, the Company's working capital increased by $5,381,000 to $19,370,000, reflecting the effect of increased cash and cash equivalents and increased accounts receivables and costs and estimated earnings in excess of billings on uncompleted contracts, partially offset by increased accounts payable and short-term borrowings.

         The increase in cash and cash equivalents of $1,881,000 in 1999 resulted from cash provided by investing activities of $761,000 and cash provided by financing activities of $7,210,000, partially offset by cash used for operations of $6,090,000. Cash provided by financing activities consisted primarily of proceeds from short-term borrowings. Net cash provided by investing activities includes approximately $2,000,000 received on the sale of real estate, offset by $1,501,000 of additions to property, plant and equipment.

         The Company is required to meet certain financial covenants pursuant to its loan agreements, and is currently in compliance with these covenants.

         The Company does not anticipate having to replace major facilities in the near term. As of March 31, 1999, the Company has not contractually committed itself for any major capital expenditures.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 QUALIFICATION RELATING TO FINANCIAL INFORMATION

                                 March 31, 1999

      The financial information included herein is unaudited. In addition, the financial information does not include all disclosures required under generally accepted accounting principles because certain note information included in the Company's Annual Report has been omitted; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results for the 1999 interim period are not necessarily indicative of results to be expected for the entire year.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION




Item 6. EXHIBITS AND REPORTS ON FORM 8-K

        a.       Exhibits

                 none

        b.       Reports

                 Form 8-K filed on January  13, 1999  reporting  an event under
Item 1.




                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                 March 31, 1999

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                               GP STRATEGIES CORPORATION


DATE: May 17, 1999                             Jerome I. Feldman
                                               President &
                                               Chief Executive Officer


DATE: May 17, 1999                             Scott N. Greenberg
                                               Executive Vice President &
                                               Chief Financial Officer