Form 10-Q
period 1999-06-30
GP STRATEGIES CORP
filed 1999-08-16
CIK 70415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended June 30, 1999

                                       or

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

             Yes     X                              No

Number of shares outstanding of each of issuer's classes of common stock as of August 10, 1999:


           Common Stock                                11,006,422 shares
           Class B Capital                                450,000 shares

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                        Page No.

Part I.    Financial Information


                Consolidated Condensed Balance Sheets -
                  June 30, 1999 and December 31, 1998                       1

                Consolidated Condensed Statements of Operations -
                  Three Months and Six Months Ended June 30,
                  1999 and 1998                                             3

                Consolidated Condensed Statements of Cash Flows -
                  Six Months Ended June 30, 1999 and 1998                   4

                Notes to Consolidated Condensed Financial
                  Statements                                                6

                Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       14

Part II.   Other Information                                                21

                  Signatures                                                22

                          PART I. FINANCIAL INFORMATION

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (in thousands)



                                                          June 30,                 December 31,
                                                           1999                      1998
                 ASSETS                                 (unaudited)                    *

Current assets

Cash and cash equivalents                               $   7,156                   $   6,807
Marketable securities                                                                     741
Accounts and other receivables                             59,510                      55,531
Inventories                                                 2,032                       2,362
Costs and estimated earnings in excess
 of billings on uncompleted contracts                      23,049                      15,395
Prepaid expenses and other current assets                   5,105                       5,344
                                                       ----------                  ----------

Total current assets                                       96,852                      86,180
                                                        ---------                   ---------

Investments and advances                                   19,941                      23,071
                                                        ---------                  ----------

Property, plant and equipment, net                         14,842                      14,474
                                                        ---------                  ----------

Intangible assets, net of amortization of $36,648
 and $34,967                                               80,326                      81,358
                                                        ---------                   ---------

Deferred tax asset                                          3,189                       3,290
                                                       ----------                  ----------

Other assets                                                2,387                       2,532
                                                       ----------                  ----------
                                                         $217,537                    $210,905
                                                         ========                    ========


* The Consolidated Condensed Balance Sheet as of December 31, 1998 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.

   See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                 (in thousands)


                                                    June 30,      December 31,
                                                    1999              1998
LIABILITIES AND STOCKHOLDERS' EQUITY               (unaudited)          *

Current liabilities:

Current maturities of long-term debt and
 notes payable                                      $  5,257       $    3,180
Short-term borrowings                                 35,538           30,723
Accounts payable and accrued expenses                 33,363           24,089
Billings in excess of costs and estimated
 earnings on uncompleted contracts                    11,248           14,199
                                                   ---------       ----------

Total current liabilities                             85,406           72,191
                                                   ---------        ---------

Long-term debt less current maturities                14,782           18,379
                                                   ---------       ----------
Other liabilities                                      3,440
                                                   ---------     ------------

Stockholders' equity

Common stock                                             114              111
Class B capital stock                                      4                3
Capital in excess of par value                       167,230          164,217
Accumulated deficit                                   (46,966)        (39,397)
Accumulated other comprehensive income                   178               99
Note receivable from stockholder                       (1,805)         (1,742)
Treasury stock, at cost                                (4,846)         (2,956)
                                                   ----------       ----------
Total stockholders' equity                            113,909         120,335
                                                   ---------        ---------
                                                     $217,537        $210,905
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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                      (in thousands, except per share data)


                                                                 Three months                  Six months
                                                                ended June 30,               ended June 30,
                                                              ----------------             ----------------
                                                          1999             1998          1999               1998
                                                        -------           ------       -------           ---------
Sales                                                  $ 56,766         $ 70,910       $122,695         $133,769
Cost of sales                                            51,852           60,247        107,924          113,641
                                                       --------         --------       --------        ---------
Gross margin                                              4,914           10,663         14,771           20,128

Selling, general & administrative expenses               (8,398)          (8,078)       (14,416)         (15,768)

Interest expense                                         (1,110)            (958)        (2,061)          (1,846)

Investment and other income, net                            263              339            742              782

Gain on trading securities                                  539              533            564            1,272

Restructuring charges                                    (6,312)                         (6,312)
                                                      ----------   -------------       ---------   -------------

Income (loss) before income taxes                       (10,104)           2,499         (6,712)           4,568

Income tax expense                                          (77)            (236)          (857)            (514)
                                                      ----------        ---------       --------        ---------

Net income (loss)                                       $(10,181)       $  2,263        $ (7,569)       $  4,054
                                                        ========        ========        ========        ========

Net income (loss) per share:
Basic                                                 $     (.90)      $     .21      $     (.67)      $     .38
                                                      ==========       =========      ==========       =========
Diluted                                               $     (.90)      $     .18      $     (.67)      $     .33
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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)

                                                                         Six months
                                                                         ended June 30,
                                                                  1999              1998
Cash flows from operations:
Net income (loss)                                               $(7,569)           $4,054
Adjustments to reconcile net income (loss)
  to net cash used for operating activities:
  Depreciation and amortization                                   3,583             2,936
  Issuance of stock for profit incentive plan                       672               617
  Equity loss on investments                                        234               780
  Proceeds from sale of trading securities                        2,639             1,319
  Restructuring charge                                            6,312
  Gain on trading securities                                       (564)           (1,272)
  Changes in other operating items                               (6,828)          (18,818)
                                                                 -------         ---------
  Net cash used for operating activities                         (1,521)          (10,384)
                                                                 -------        ----------

Cash flows from investing activities:

Acquisition of Learning Technologies                                              (24,292)
Additions to property, plant & equipment                         (2,270)           (2,593)
Additions to intangible assets, net                                (649)             (862)
Reduction of (increase to) investments and other assets, net      1,146              (899)
                                                                 ------          ---------
Net cash used for investing activities                           (1,773)          (28,646)
                                                                 -------          --------

Cash flows from financing activities:

Repayment of short-term borrowings                                                (14,519)
Proceeds from short-term borrowings                                4,815           36,147
Proceeds from issuance of long-term debt                                           15,000
Repayment of long-term debt                                       (1,020)            (270)
Exercise of common stock options and warrants                        910              261
Repurchase of treasury stock                                      (1,062)            (240)
                                                                 -------          ---------
Net cash provided by (used for) financing activities               3,643          (36,379)
                                                                 --------        ---------

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

                                 (in thousands)


                                                                  Six months
                                                                ended June 30,
                                                              1999        1998


Net increase (decrease) in cash and cash equivalents           349      (2,651)
Cash and cash equivalents at the beginning of the periods    6,807      12,375
                                                            ------     --------
Cash and cash equivalents at the end of the periods        $ 7,156     $ 9,724
                                                          ========     ========


Cash paid during the periods for:
 Interest                                                  $ 2,569     $ 2,211
                                                           =========   ========
 Income taxes                                              $   862     $   784
                                                          ==========   ========









   See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       Qualification relating to financial information

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

2.       Earnings per share

         Earnings (loss) per share (EPS) for the periods ended June 30, 1999 and 1998 are as follows (in thousands, except per share amounts):



                                                          Three months                  Six months
                                                          ended June 30,               ended June 30,
                                                      1999          1998           1999          1998
Basic EPS
         Net income (loss)                       $ (10,181)     $  2,263      $  (7,569)     $  4,054
         Weighted average shares
          outstanding                               11,320        10,815         11,297        10,775
         Basic earnings (loss) per share         $   (.90)      $    .21      $    (.67)     $    .38

Diluted EPS
         Net income (loss)                       $ (10,181)     $  2,263      $  (7,569)     $  4,054

         Weighted average shares
          outstanding                               11,320        10,815         11,297        10,775
         Dilutive effect of stock options
          and warrants                                             1,573                        1,462
                                             -------------     ---------   ------------     ---------
         Weighted average shares
          outstanding, diluted                      11,320        12,388         11,297        12,237

         Diluted earnings (loss)
          per share                              $    (.90)      $   .18      $    (.67)     $    .33


                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

2.       Earnings per share (Continued)

         Basic earnings per share are based upon the weighted average number of common shares outstanding, including Class B common shares, during the period. Class B common stockholders have the same rights to share in profits and losses and liquidation values as common stock holders. In 1998, diluted earnings per share are based upon the weighted average number of common shares outstanding during the period, assuming the issuance of common shares for all dilutive potential common shares outstanding. In 1999, even though the Company still has stock options and warrants outstanding, diluted earnings per share is not presented due to the Company's net loss, which makes the effect of the potentially dilutive securities anti-dilutive.

3.       Inventories

         Inventories are valued at the lower of cost or market, principally using the first-in, first-out (FIFO) method. Inventories consisting of material, labor, and overhead are classified as follows (in thousands):

                                                June 30,            December 31,
                                                 1999                    1998
Raw materials                                $     768               $    811
Work in process                                    300                    272
Finished goods                                     964                  1,279
                                            ----------               --------
                                             $   2,032               $  2,362
                                              ========               ========

4.       Long-term debt

         Long-term debt consists of the following (in thousands):

                                               June 30,             December 31,
                                                1999                    1998
8% Swiss bonds due 2000                      $  2,208                $  2,359
5% Convertible bonds due August 31, 1999        1,358                   1,858
Term loan                                      14,438                  14,813
Other                                           2,035                   2,529
                                             --------                --------
                                               20,039                  21,559
Less current maturities                        (5,257)                 (3,180)
                                              --------                --------
                                              $14,782                 $18,379
                                              =======                 =======

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

5.       Comprehensive income

The following are the components of comprehensive income (loss) (in thousands):


                                                    Three months ended           Six months ended
                                                           June 30,                    June 30,
                                                      1999            1998          1999          1998
Net income (loss)                                 $(10,181)       $  2,263     $  (7,569)     $  4,054
                                                  --------        --------     ---------      --------

Other comprehensive income (loss) before tax:
 Net unrealized loss on
  available-for-sale-securities                       (376)         (2,549)         (176)       (2,911)
 Foreign currency translation adjustment               223                           195
                                                ----------  --------------    ----------  ------------
 Other comprehensive income (loss),
  before tax                                          (153)         (2,549)           19        (2,911)
                                                ----------       ---------   -----------      --------
 Income tax benefit relating to items
  of other comprehensive income                        127             867            60           990
                                               -----------     -----------   -----------    ----------
 Comprehensive income (loss),
  net of tax                                      $(10,207)     $      581     $  (7,490)     $  2,133
                                                  ========      ==========     =========      ========


The components of accumulated other comprehensive income are as follows:

                                                June 30,           December 31,
                                                  1999                 1998
Net unrealized gain on
 available-for-sale-securities               $   1,522             $  1,698
Foreign currency translation adjustment           (643)                (838)
                                             ---------            ---------
Accumulated other comprehensive income
 before tax                                        879                  860
Accumulated income tax expense related to
 items of other comprehensive income              (701)                (761)
                                             ---------            ---------
Accumulated other comprehensive income,
 net of tax                                  $     178             $    99
                                             =========           ==========

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

6.       Business segments

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

         The Optical Plastics Group, which is the Company's wholly-owned subsidiary MXL Industries, Inc. (MXL), manufactures and distributes coated and molded plastic products. For the six months ended June 30, 1998, the Company also had the Distribution Group, which included the operations of the Five Star Group, Inc. (Five Star), a distributor of home decorating, hardware and finishing products. At June 30, 1998, the "Other" segment consisted of the operations of American Drug Company (ADC) and the Company's Hydro Med Science division. On September 30, 1998, the Company sold substantially all the operating assets of Five Star to American Drug Company (ADC). Prior to the above transaction, the Company sold a 16.5% interest in ADC to the management of Five Star, bringing its interest in ADC to approximately 38%. Therefore as of September 30, 1998, the Company no longer consolidated the balance sheet and results of operations of ADC but instead accounts for ADC as an equity investment. Accordingly, effective September 30, 1998, the "Other" segment consists solely of the operations of the Company's Hydro Med Sciences division.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

6.       Business segments (continued)

         Financial information for the six months ended June 30, 1998, has been restated to show all sales from the Performance Improvement segment reclassified to the Manufacturing Services, Process and Energy, and Information Technology segments. The management of the Company does not allocate the following items by segment: Investment and other income, interest expense, selling, general and administrative expenses, depreciation and amortization expense, income tax expense, significant non-cash items and long-lived assets. There are deminimis inter-segment sales. The reconciliation of gross margin to net income is consistent with the presentation on the Consolidated Condensed Statements of Operations. The following tables set forth the sales and gross margin of each of the Company's operating segments (in thousands):

                               Three months ended           Six months ended
                                   June 30,                      June 30,
                           ------------------------      --------------------
                               1999          1998           1999          1998
                            ---------     ---------      ---------     ---------

Sales
Manufacturing Services     $ 22,241       $21,311       $ 46,741      $ 40,052
Process and Energy           17,424        19,343         39,317        36,896
Information Technology       14,342         5,243         30,944         8,149
Optical Plastics              2,476         2,826          5,205         5,611
Distribution                               21,897                       42,328
Other                           283           290            488           733
                           --------       -------       --------      --------
                           $ 56,766      $ 70,910       $122,695      $133,769
                           --------      --------       --------      --------

Gross margin
Manufacturing Services     $  3,469      $  3,367       $  7,639      $  5,787
Process and Energy            2,191         2,612          5,280         5,105
Information Technology       (1,584)          115            176           408
Optical Plastics                685           824          1,401         1,649
Distribution                                3,602                        6,873
Other                           153           143            275           306
                           --------      --------       --------      --------
                           $  4,914      $ 10,663       $ 14,771      $ 20,128
                           --------      --------        -------      --------

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

6.       Business segments (continued)

Information about the Company's net sales in different geographic regions, which are attributed to countries based on location of customers, is as follows (in thousands):


                             Three months ended        Six months ended
                                June 30,                    June 30,
                         -----------------------      ----------------------
                            1999          1998           1999          1998
                         -------       -------        -------       -------

United States           $ 43,628      $ 67,043       $ 94,898      $129,448
Canada                     6,916         1,144         15,245         1,144
United Kingdom             4,221         2,049          9,005         2,049
Latin America              2,001           674          3,547         1,128
                        --------    ----------      ---------    ----------
                        $ 56,766      $ 70,910       $122,695      $133,769
                        --------      --------       --------      --------



Information about the Company's long-lived assets in different geographic regions, is as follows (in thousands):

                                            June 30,               December 31,
                                              1999                     1998
United States                              $ 11,749                 $ 10,704
Canada                                        2,674                    1,989
United Kingdom                                  366                    1,731
Latin America                                    53                       50
                                         ----------                ---------
                                           $ 14,842                 $ 14,474
                                           --------                 --------

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

7.       Restructuring

         On June 1, 1999, the Company adopted a restructuring plan, which primarily relates to its Information Technology (IT) Business segment. The Company has taken the steps in order to change the focus of the IT group from open enrollment information technology training courses to project oriented work for corporations, which is consistent with the focus of GP's current business. In connection with the restructuring, the Company closed, downsized, or consolidated 6 offices in the United States, 6 offices in Canada and 5 offices in the United Kingdom (UK), and has terminated approximately 100 employees.

         In connection with the restructuring, the Company has recorded a restructuring charge of $6,312,000. The current portion of the charge totaling $2,872,000 is included in Accounts payable and accrued expenses and the remainder of $3,440,000 is set forth as Other liabilities in the Consolidated Condensed Balance Sheet. The components are as follows (in thousands):

             Severance and related benefits                          $1,201
             Present value of future lease obligations                4,487
             Other facility related obligations                         624
                                                                   --------
                                                                     $6,312

         The amounts that have been accrued for severance and related benefits will be expended in the quarter ending September 30, 1999. The present value of future lease obligations is net of assumed sublets, and will be expended through 2015. For the remainder of 1999, approximately $1,062,000 will be expended related to the lease obligations, $818,000 in the year 2000, and remaining balance through 2015. Other facility-related costs, totaling $624,000 will be expended through the remainder of 1999 and 2000.

         In connection with the restructuring, the Company has incurred write-offs of inventory and other assets related to certain revenue producing activities which are being exited as part of the restructuring ($1,002,000), which are included in Cost of sales in the Consolidated Condensed Statement of Operations. In addition, GP has incurred charges related to write-offs of assets related to certain revenue producing activities which are being exited as a result of the restructuring ($1,594,000), which are included in Selling, general and administrative expenses in the Consolidated Condensed Statement of Operations.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

7.       Restructuring (Continued)

         Due to the Company's significant restructuring charge taken during the quarter ended June 30, 1999, the Company is currently in discussions with its banks to determine if a technical default exists with respect to certain financial covenants in its loan agreements. Based on those discussions with such banks, the Company believes that the loan agreements will be amended so that such technical defaults if determined to exist are eliminated.

8.       Related party transaction

         On January 11, 1999, in conjunction with the purchase of an aggregate of 100,000 shares of Class B Common Stock, the Company received a note receivable from a senior executive officer for $891,000. As of December 31, 1998 the Company also had a note receivable of $1,742,000 from this senior executive officer. On March 15, 1999, such senior executive officer repaid $828,267 of such loans using proceeds from the sale of 43,593 shares of Common Stock to the Company. As of June 30, 1999, the aggregate amount of indebtedness outstanding was $1,805,000. The loans accrue interest at the prime rate and all principal and interest are due and payable on October 28, 1999 and January 11, 2000, respectively. The loans are secured by the shares of Class B Common Stock acquired as well as certain other assets of the senior executive officer.

9.       Treasury stock

         On May 5, 1999, the Company announced that its Board of Directors had authorized the purchase of up to 500,000 shares of the Company's common stock. During the quarter ended June 30, 1999, the Company repurchased 84,259 shares of its Common Stock.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

    The Company realized a loss before income taxes of $10,104,000 and $6,712,000 for the quarter and six months ended June 30, 1999, as compared with income of $2,499,000 and $4,568,000 for the corresponding periods of 1998. The change in the Company's results is due to a Restructuring charge totaling $6,312,000, primarily related to the Company's Information Technology (IT) business segment as well as charges and a higher than normal level of expenses incurred relative to revenues generated during the period of facility closure of the activities that the Company is exiting in the second quarter ended June 30, 1999. These charges were included in Cost of sales and Selling, general and administrative expenses, and included such items as: payroll and related benefits, facility-related costs, write-offs of abandoned and other assets and losses on contracts. The Restructuring charge is comprised of expenses related to the severance and related benefit costs.

    The Company's restructuring plan, which was adopted on June 1, 1999, primarily relates to its IT Business segment. The Company has taken the steps in order to change the focus of the IT group from open enrollment information technology training courses to project oriented work for corporations, which is consistent with the focus of General Physics Corporation's (GP) current business. In connection with the restructuring, the Company closed, downsized, or consolidated 6 offices in the United States, 6 offices in Canada and 5 offices in the United Kingdom (UK), and has terminated approximately 100 employees.

    The Information Technology Group is part of the Company's principal operating subsidiary, GP. GP is a performance improvement company that assists productivity driven organizations to maximize workforce performance by integrating people, processes and technology. GP is a total solutions provider for strategic training, engineering, and technical support services to commercial customers, utilities and the government.

    In addition, for the quarter and six months ended June 30, 1999, the Company recorded a $539,000 and $564,000 gain on certain trading securities as compared to a $533,000 and $1,272,000 gain on certain trading securities recorded for the quarter and six months ended June 30, 1998, respectively.

Sales

     For the quarter ended June 30, 1999, consolidated sales decreased by $14,144,000 to $56,766,000 from the $70,910,000 recorded in the corresponding quarter of 1998. For the six months ended June 30, 1999, consolidated sales decreased by $11,074,000 to $122,695,000 from the $133,769,000 recorded for the six months ended June 30, 1998. The decreased sales were primarily the result of the sale of substantially all the operating assets of the Five Star Group, Inc. (Five Star) to American Drug Company (ADC) on September 30, 1998 partially offset by increased sales generated by GP in all segments of its business (see
Note 6 to the Consolidated Condensed Financial Statements). GP's net sales for the quarter and six months ended June 30, 1999, included sales from companies acquired in June and July 1998.

     For the quarter and six months ended June 30, 1998, net sales were $21,897,000 and $42,328,000 for Five Star, which comprised the Distribution Group through September 30, 1998. On September 30,1998, the Company sold substantially all the operating assets of Five Star to ADC. Prior to the above transaction, the Company sold a 16.5% interest in ADC to the management of Five Star, bringing its interest in ADC to approximately 38%. Therefore as of September 30, 1998, the Company no longer consolidated the balance sheet and results of operations of ADC but instead accounts for ADC as an equity investment. The acquisition of Learning Technologies (currently included in the Information Technology Group) had only a minor effect on the results for the quarter and six months ended June 30, 1998, since the acquisition took place on June 16, 1998.

Gross margin

    Consolidated gross margin of $4,914,000, or 9%, for the quarter ended June 30, 1999, decreased by $5,749,000 when compared to the consolidated gross margin of $10,663,000, or 15%, for the quarter ended June 30, 1998. For the six months ended June 30, 1999, consolidated gross margin of $14,771,000 or 12% of consolidated sales decreased by $5,357,000 when compared to $20,128,000 or 15% of consolidated sales earned in the six months ended June 30, 1998. The reduced gross margin was due to two factors. In the quarter and six months ended June 30, 1998, Five Star earned $3,602,000 and $6,873,000 of gross margin. In addition, the Information Technology Group had a gross margin of $176,000 on sales of $30,944,000 for the six months ended June 30, 1999 and a negative gross margin of $1,584,000 on sales of $14,342,000 for the quarter ended June 30, 1999. This was principally caused by charges related to (1) losses on contracts ($875,000), (2) write-offs of inventory and other assets related to certain revenue producing activities which are being exited as a result of the restructuring ($1,002,000), and (3) lower utilization of employees which led to the termination of approximately 100 people (approximately $1,200,000).

Selling, general and administrative expenses

    For the quarter and six months ended June 30, 1999, selling, general and administrative expenses (SG&A) of $8,398,000 and $14,416,000 was $320,000 higher and $1,352,000 lower, respectively, than the $8,078,000 and $15,768,000 of SG&A expenses incurred during the quarter and six months ended June 30, 1998. The increase in SG&A for the quarter ended June 30, 1999, was principally the result of charges incurred by GP in connection with write-offs of assets related to certain revenue producing activities which are being exited as a result of the restructuring ($1,594,000) and costs related to facility costs and other operating costs incurred in the second quarter, which were higher than normal relative to revenue generated (approximately $900,000). These costs, which were primarily related to the IT Group, and the increased cost incurred due to growth, were partially offset by the decrease in SG&A resulting from the sale of substantially all the operating assets of Five Star to ADC on September 30, 1998. For the quarter and six months ended June 30, 1998, Five Star had SG&A expenses of $3,357,000 and $6,362,000, respectively. The decrease in SG&A for the six months ended June 30, 1999 was the result of the sale of substantially all the operating assets of Five Star to ADC on September 30, 1998, partially offset by increased costs incurred by GP due to growth and the items discussed above.

Investment and other income, net

    Investment and other income, net of $263,000 and $742,000 for the quarter and six months ended June 30, 1999 decreased by $76,000 and $40,000, respectively, as compared to $339,000 and $782,000 for the corresponding periods of 1998. The Company recognized losses of $569,000 and $234,000 for the quarter and six months ended June 30, 1999, on the Company's equity investments compared to losses of $350,000 and $780,000 recognized for the corresponding periods in 1998.

Income tax expense

    For the quarter and six months ended June 30, 1999, the Company recorded an income tax expense of $77,000 and $857,000, respectively, which represents the applicable federal, state and local income taxes. The Company has not recorded Federal income tax expense for the quarter and six months ended June 30, 1998, due to the availability of net operating losses.

Recent accounting pronouncements

         In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivatives as either assets or liabilities in the activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. This Statement as amended by SFAS 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133, when effective, which is currently anticipated to be by January 1, 2001. The Company is still evaluating its position with respect to the use of derivative instruments.

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

         The Company is utilizing both internal and external resources to identify, correct or reprogram and test systems for Y2K compliance. GP, the Company's principal operating subsidiary, has evaluated its computer systems and believes that its business applications are Y2K compliant, except as noted below. It has also identified various ancillary programs that need to be updated and has contracted with third parties for this work to be completed within the next three months. It is expected that the cost of these modifications will be approximately $60,000.

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

         The other operations of the Company, including MXL and the corporate office, will be Y2K compliant by September 1, 1999. The Company believes that the only material application that is not Y2K compliant at this time is MXL's manufacturing system. MXL anticipates that they will be Y2K compliant by September 1, 1999. The cost will be approximately $20,000.

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

         At June 30, 1999, the Company had cash and cash equivalents totaling $7,156,000. The Company has sufficient cash and cash equivalents, marketable long-term investments and borrowing availability under existing and potential lines of credit as well as the ability to obtain additional funds from its operating subsidiaries in order to fund its working capital requirements. At June 30, 1999, approximately $29,462,000 was available to the Company under its credit agreements.

         For the six months ended June 30, 1999, the Company's working capital decreased by $2,543,000 to $11,446,000, reflecting the effect of increased accounts payable and short-term borrowings, partially offset by increased accounts receivables and costs and estimated earnings in excess of billings on uncompleted contracts.

         The increase in cash and cash equivalents of $349,000 in 1999 resulted from cash provided by financing activities of $3,643,000, partially offset by cash used for operations of $1,521,000 and cash used in investing activities of

$1,773,000. Cash provided by financing activities consisted primarily of proceeds from short-term borrowings partially offset by repayments of long-term debt and repurchases of treasury stock. Net cash used in investing activities includes $2,270,000 of additions to property, plant and equipment partially offset by proceeds from the sale of equity and other investments.

         Due to the Company's significant restructuring charge taken during the quarter ended June 30, 1999, the Company is currently in discussions with its banks to determine if a technical default exists with respect to certain financial covenants in its loan agreements. Based on those discussions with such banks, the Company believes that the loan agreements will be amended so that such technical defaults, if determined to exist, are eliminated.

         The Company does not anticipate having to replace major facilities in the near term. As of June 30, 1999, the Company has not contractually committed itself for any major capital expenditures.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)    Exhibits

            4.2 Amendment, dated as of July 30, 1999, to the Rights Agreement, dated as of June 23, 1997, between the Company and Harris Trust Company of New York, as Rights Agreement. Incorporated herein by reference to Exhibit 4.2 of the Company's report on Form 8-A/A filed on August 2, 1999.

            10 Employment Agreement, dated as of June 1, 1999, between the Company and Jerome I. Feldman. Filed herewith

            (b)     Reports on Form 8-K

                     None

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES


                                  June 30, 1999


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                        GP STRATEGIES CORPORATION

DATE: August 13, 1999                   BY:      Scott N. Greenberg
                                                 Executive Vice President and
                                                 Chief Financial Officer


DATE: August 13, 1999                   BY:      Jerome I. Feldman
                                                 President and
                                                 Chief Executive Officer