Form 10-Q
period 1999-09-30
GP STRATEGIES CORP
filed 1999-11-22
CIK 70415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended September 30, 1999

                                       or

[] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the transition period from                                to
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


              Yes              X                                  No

Number of shares outstanding of each of issuer's classes of common stock as of November 18, 1999:

         Common Stock                                     11,093,611 shares
         Class B Capital                                     450,000 shares

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                   Page No.

Part I.  Financial Information


         Consolidated Condensed Balance Sheets -
           September 30, 1999 and December 31, 1998                   1

         Consolidated Condensed Statements of Operations-
           Three Months and Nine Months Ended September 30,
              1999 and 1998                                           3

         Consolidated Condensed Statements of Cash Flows -
           Nine Months Ended September 30, 1999 and 1998              5

         Notes to Consolidated Condensed Financial
           Statements                                                 7

         Management's Discussion and Analysis of Financial
           Condition and Results of Operations                       17


Part II. Other Information                                           25

Signatures                                                           26

                          PART I. FINANCIAL INFORMATION

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (in thousands)
                                                    September 30,  December 31,
                                                        1999            1998
                 ASSETS                              (unaudited)          *

Current assets

Cash and cash equivalents                             $  4,902       $   6,807
Marketable securities                                                      741
Accounts and other receivables                          62,941          55,531
Inventories                                              2,321           2,362
Costs and estimated earnings in excess
 of billings on uncompleted contracts                   16,765          15,395
Prepaid expenses and other current assets                3,821           5,344
                                                     ---------      ----------

Total current assets                                    90,750          86,180
                                                     ---------       ---------

Investments and advances                                18,054          23,071
                                                     ---------      ----------

Property, plant and equipment, net                      14,492          14,474
                                                     ---------      ----------

Intangible assets, net of amortization of $37,431
 and $34,967                                            78,964          80,684
                                                     ---------       ---------

Deferred tax asset                                       3,445           3,290
                                                     ---------      ----------

Other assets                                             3,470           3,206
                                                     ---------      ----------
                                                      $209,175        $210,905
                                                      ========        ========

* The Consolidated Condensed Balance Sheet as of December 31, 1998 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.

   See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                 (in thousands)
                                                   September 30,    December 31,
                                                      1999            1998
LIABILITIES AND STOCKHOLDERS' EQUITY                (unaudited)         *

Current liabilities:

Current maturities of long-term debt and
 notes payable                                       $  3,559       $  3,180
Short-term borrowings                                  38,246         30,723
Accounts payable and accrued expenses                  27,194         24,089
Billings in excess of costs and estimated
 earnings on uncompleted contracts                      9,154         14,199
                                                   ----------       ---------

Total current liabilities                              78,153         72,191
                                                    ---------       ---------

Long-term debt less current maturities                 15,228         18,379
                                                    ---------       ---------
Other liabilities                                       3,200
                                                   ----------       ---------

Stockholders' equity

Common stock                                              115            111
Class B capital stock                                       4              3
Capital in excess of par value                        168,109        164,217
Accumulated deficit                                   (48,788)       (39,397)
Accumulated other comprehensive income                     42             99
Notes receivable from stockholder                      (1,975)        (1,742)
Treasury stock, at cost                                (4,913)        (2,956)
                                                    ----------     ----------
Total stockholders' equity                            112,594        120,335
                                                    ---------      ---------
                                                      $209,175      $210,905
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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                      (in thousands, except per share data)



                                                           Three months                      Nine months
                                                         ended September 30,                 ended September 30,
                                                     1999              1998                1999           1998

Sales                                              $  53,258         $  86,182         $175,953          $219,951
Costs of goods sold                                   46,022            74,672          153,946           188,313
                                                    --------          --------         --------          --------
Gross margin                                           7,236            11,510           22,007            31,638

Selling, general & administrative                      (7,013)           (7,819)         (21,429)          (23,587)

Interest expense                                       (1,144)           (1,291)          (3,205)           (3,137)

Investment and other income
 (loss), net                                           (1,332)             204              (590)             985

Restructuring charge                                                                      (6,312)

Loss on sale of assets                                                   (6,225)                            (6,225)

Loss on investment                                                       (3,067)                            (3,067)

Gain on trading securities                                693               435            1,257             1,707
                                                    ---------           -------       ----------         ---------


Loss before income taxes                               (1,560)           (6,253)          (8,272)           (1,686)

Income tax expense                                       (262)             (313)          (1,119)             (827)
                                                   ----------        ----------       -----------       ----------

Net loss                                            $  (1,822)        $  (6,566)       $  (9,391)        $  (2,513)
                                                    =========         =========        =========         =========



                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

                      (in thousands, except per share data)



                             Three months                      Nine months
                           ended September 30,              ended September 30,
                          1999           1998              1999           1998



Loss per share:
Basic                    $ (.16)         $ (.60)          $ (.82)       $ (.23)
                         -------         -------          -------       -------
Diluted                  $ (.16)         $ (.60)          $ (.82)       $ (.23)
                         -------         ------           -------       -------
Dividends per share       none            none             none           none
                         =======         ======           =======       =======











   See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (in thousands)


                                                                Nine months
                                                            ended September 30,
                                                           1999             1998
                                                           ----             ----
Cash flows from operations:

Net loss                                                $  (9,391)         $  (2,513)
Adjustments to reconcile net loss
 to net cash used in operating activities:
 Depreciation and amortization                              5,274              4,263
 Issuance of stock for profit incentive plan                1,001                967
 Loss on sale of assets                                                        6,225
 Loss on investment                                                            3,067
 Equity loss on investments, net                            1,302              1,210
 Restructuring charge                                       6,312
 Gain on trading securities                                (1,257)            (1,707)
 Change in other operating items                          (10,710)           (21,866)
                                                          -------            --------
 Net cash used in operations                               (7,469)           (10,354)
                                                          --------           --------

Cash flows from investing activities:

Acquisition of Learning Technologies                                         (24,292)
Acquisition of Deltapoint                                                     (6,280)
Proceeds from sale of trading securities                    3,577              2,365
Additions to property, plant & equipment                   (2,828)            (4,013)
Additions to intangible assets                               (744)            (1,516)
Increase in investments and other assets, net                 527               (460)
                                                          --------          ---------
Net cash provided by (used in) investing activities     $     532          $ (34,196)
                                                         ---------          ---------

   See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

                                 (in thousands)


                                                              Nine months
                                                          ended September 30,
                                                          1999           1998
                                                         ----           ----
Cash flows from financing activities:
Proceeds from short-term borrowings                 $   7,523       $   41,273
Repayments of short-term borrowings                                    (14,519)
Proceeds from issuance of long-term debt                                15,000
Repayment of long-term debt                            (2,272)          (1,393)
Exercise of common stock options and warrants             910              261
Repurchase of treasury stock                           (1,129)            (943)
                                                     --------         --------
Net cash provided by financing activities               5,032           39,679
                                                    --------         --------
Net decrease in cash and cash equivalents              (1,905)          (4,871)
Cash and cash equivalents at the
 beginning of the periods                               6,807           12,375
                                                     --------        ---------
Cash and cash equivalents at the
 end of the periods                                 $   4,902         $  7,504
                                                    ========         ========
Supplemental disclosures of cash
 flow information:
Cash paid during the periods for:
  Interest                                         $    3,930         $  3,419
                                                    =========         ========
  Income taxes                                     $      955         $    849
                                                    =========         ========

            See accompanying notes to condensed financial statements.

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

2.       Proposed merger

         On October 6, 1999, the Board of Directors of the Company approved a merger with VS&A Communications Partners III, L.P., an affiliate of Veronis, Suhler & Associates Inc., in which the holders of outstanding shares of Common Stock and Class B Capital Stock of the Company would receive $13.75 per share (which includes $.01 per share to be paid upon redemption of the associated rights), payable in cash upon consummation of the merger. Certain members of Company management are participating in the transaction with VS&A Communications Partners III, L.P. and have agreed to vote in favor of the merger.

         On November 17, 1999, the Company announced that based on updated fourth quarter 1999 projections and other information relating to the Company's General Physics subsidiary furnished by the Company to VS&A, VS&A has informed the Company that it believes that the Company has suffered a material adverse change and that the conditions to VS&A's obligation to consummate the merger contemplated by the merger agreement therefore may not be fulfilled. VS&A has also informed the Company that it is investigating the matter, but does not intend to waive the conditions to its obligations. The Company has not agreed that a material adverse change has occurred.

         The updated projections indicate a reduction in fourth quarter revenues and earnings before interest, taxes, depreciation, and amortization of General Physics, due to a continued and significant downturn in General Physics' Information Technology open enrollment business and the expectation that the remainder of General Physics' business will not grow to the originally projected levels.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

2.       Proposed merger (Continued)

         The Company is evaluating its options with respect to the foregoing, which include (1) continuing with the going private transaction even though there would be no assurance that VS&A would have an obligation to close, (2) agreeing to terminate the going private transaction and renegotiating a new transaction with VS&A, or (3) agreeing to terminate the going private transaction and not entering into an alternate transaction. Since certain members of management have an interest in the going private transaction, the special negotiating committee that evaluated and recommended the going private transaction has been reactivated to consider and make a recommendation to the Board of Directors with respect to the Company's alternatives.

3.       Earnings (loss) per share

         Earnings (loss) per share (EPS) for the periods ended September 30, 1999 and 1998 are as follows (in thousands, except per share amounts):


                                                       Three months                   Nine months
                                                     ended September 30,          ended September 30,
                                                      1999          1998          1999          1998
Basic and Diluted EPS
         Net loss                                 $ (1,822)     $ (6,566)     $ (9,391)     $ (2,513)
         Weighted average shares
          outstanding                               11,287        10,883        11,407        10,808
         Basic and Diluted loss per share         $   (.16)    $    (.60)     $   (.82)     $   (.23)

         Basic earnings per share are based upon the weighted average number of common shares outstanding, including Class B common shares, during the period. Class B common stockholders have the same rights to share in profits and losses and liquidation values as common stock holders. In 1998 and 1999, even though the Company still has stock options and warrants outstanding, diluted earnings per share is the same as basic earnings per share due to the Company's net loss, which makes the effect of such securities anti-dilutive.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

4.       Inventories

         Inventories are valued at the lower of cost or market, principally using the first-in, first-out (FIFO) method. Inventories consisting of material, labor, and overhead are classified as follows (in thousands):

                                       September 30,                December 31,
                                         1999                          1998
Raw materials                         $     861                     $     811
Work in process                             314                           272
Finished goods                            1,146                         1,279
                                       --------                     ---------
                                       $  2,321                      $  2,362
                                       ========                     ==========

5.       Long-term debt

         Long-term debt consists of the following (in thousands):

                                        September 30,               December 31,
                                          1999                        1998
Term loan                              $  14,250                     $14,813
8% Swiss bonds due 2000                    2,337                       2,359
5% Convertible bonds due 1999                                          1,858
Other                                      2,200                       2,529
                                       ---------                    --------
                                          18,787                      21,559
Less current maturities                    (3,559)                   (3,180)
                                        ---------                   -------
                                        $ 15,228                    $ 18,379
                                        ========                    ========

In April 1999 $500,000 of the Company's 5% convertible bonds were converted into 28,751 shares of the Company's Common Stock. In August 1999 the Company paid the balance due of $1,282,000 on the 5% Convertible bonds.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

6. Comprehensive income (loss)

The following are the components of comprehensive income (loss) (in thousands):

                                                    Three months ended          Nine months ended
                                                       September 30,              September 30,
                                                      1999            1998          1999          1998
Net loss                                          $ (1,822)       $ (6,566)     $ (9,391)     $ (2,513)
                                                  --------        --------      --------      --------

Other comprehensive loss before tax:
 Net unrealized loss on
  available-for-sale-securities                       (391)         (4,348)         (567)       (7,259)
 Foreign currency translation adjustment               122                           317
                                                ----------  --------------    ----------  ------------
 Other comprehensive loss,
  before tax                                          (269)         (4,348)         (250)       (7,259)
                                                ----------       ---------     ---------      --------
 Income tax benefit relating to items
  of other comprehensive loss                          133           1,478           193         2,468
                                                 ---------       ---------  ------------       -------
 Comprehensive loss, net of tax                   $ (1,958)       $ (9,436)    $  (9,448)     $ (7,304)
                                                  ========        ========     =========      ========

The components of accumulated other comprehensive income (loss) are as follows:



                                              September 30,         December 31,
                                                     1999                1998
Net unrealized gain on
 available-for-sale-securities                  $   1,131            $  1,698
Foreign currency translation adjustment              (521)               (838)
                                                 --------           ---------
Accumulated other comprehensive income
 before tax                                           610                 860
Accumulated income tax expense related to
 items of other comprehensive income                 (568)               (761)
                                                 --------           ---------
Accumulated other comprehensive income,
 net of tax                                    $       42          $       99
                                               ==========          ==========

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

7.       Business segments

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

7.       Business segments (Continued)

         The Optical Plastics Group, which is the Company's wholly-owned subsidiary MXL Industries, Inc. (MXL), manufactures and distributes coated and molded plastic products. For the nine months ended September 30, 1998, the Company also had the Distribution Group, which included the operations of the Five Star Group, Inc. (Five Star), a distributor of home decorating, hardware and finishing products. At September 30, 1998, the "Other" segment consisted of the operations of American Drug Company (ADC) and the Company's Hydro Med Science division. On September 30, 1998, the Company sold substantially all the operating assets of Five Star to American Drug Company (ADC). Prior to the above transaction, the Company sold a 16.5% interest in ADC to the management of Five Star, bringing its interest in ADC to approximately 38%. Therefore as of September 30, 1998, the Company no longer consolidated the balance sheet and results of operations of ADC but instead accounts for ADC as an equity investment. Accordingly, effective September 30, 1998, the "Other" segment consists solely of the operations of the Company's Hydro Med Sciences division.

         Financial information for the nine months ended September 30, 1998, has been restated to show all sales from the Performance Improvement segment reclassified to the Manufacturing Services, Process and Energy, and Information Technology segments. The management of the Company does not allocate the following items by segment: Investment and other income, interest expense, selling, general and administrative expenses, depreciation and amortization expense, income tax expense, significant non-cash items and long-lived assets. There are deminimis inter-segment sales. The reconciliation of gross margin to net income is consistent with the presentation on the Consolidated Condensed Statements of Operations. The following tables set forth the sales and gross margin of each of the Company's operating segments (in thousands):

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

7.       Business segments (continued)

                                                        Three months ended          Nine months ended
                                                         September 30,             September 30,
                                                      1999          1998           1999          1998

Sales
Manufacturing Services                            $ 20,277       $22,622       $ 67,018      $ 62,674
Process and Energy                                  17,254        21,876         56,571        58,772
Information Technology                              13,290        17,241         44,234        25,390
Optical Plastics                                     2,432         2,621          7,637         8,232
Distribution                                                      21,820                       64,148
Other                                                    5             2            493           735
                                             -------------   -----------    -----------   -----------
                                                  $ 53,258      $ 86,182       $175,953      $219,951
                                                  --------      --------       --------      --------

Gross margin
Manufacturing Services                            $  3,717     $   3,153       $ 11,356       $ 8,940
Process and Energy                                   2,857         3,304          8,137         8,409
Information Technology                                 228           975            404           383
Optical Plastics                                       622           641          2,023         2,290
Distribution                                                       3,581                       10,454
Other                                                 (188)         (144)            87           162
                                                ----------   ------------    ----------     ---------
                                                 $   7,236      $ 11,510        $22,007       $31,638
                                                 ---------      --------        -------       -------

Information about the Company's net sales in different geographic regions, which are attributed to countries based on location of customers, is as follows (in thousands):



                                                        Three months ended          Nine months ended
                                                        September 30,              September 30,
                                                      1999          1998           1999          1998

United States                                     $ 41,603      $ 72,368       $136,501      $201,816
Canada                                               5,889         6,582         21,134         7,726
United Kingdom                                       4,285         6,580         13,290         8,629
Latin America                                        1,481           652          5,028         1,780
                                                 ---------    ----------      ---------    ----------
                                                  $ 53,258      $ 86,182       $175,953      $219,951
                                                  --------      --------       --------      --------

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

                        7. Business segments (continued)

Information about the Company's long-lived assets in different geographic regions is as follows (in thousands):

                                   September 30,               December 31,
                                         1999                     1998
                                    ------------             --------------
United States                         $ 10,098                     $ 10,704
Canada                                   2,797                        1,989
United Kingdom                           1,528                        1,731
Latin America                               69                           50
                                    ----------                   ----------
                                      $ 14,492                     $ 14,474
                                      --------                     --------
8.       Restructuring

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

         In connection with the restructuring, the Company has recorded a restructuring charge of $6,312,000. During the quarter ended September 30, 1999, the Company expended $1,770,000. The current portion of the remaining charge totaling $1,342,000 is included in Accounts payable and accrued expenses and the remainder of $3,200,000 is set forth as Other liabilities in the Consolidated Condensed Balance Sheet. The components are as follows (in thousands):



                             Severance        Present Value        Other facility
                            and related      of future lease          related
                            benefits           costs                   costs              Total

Balance June 30, 1999         $ 1,201              $ 4,487              $    624        $ 6,312
Utilization                       989                  578                   203          1,770
                             --------             --------              --------       --------
Balance
 September  30, 1999          $   212              $ 3,909                $  421        $ 4,542
                              =======              =======                ======        =======


                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

8.       Restructuring (Continued)

         Remaining amounts that have been accrued for severance and related benefits will be expended by December 31, 1999. The present value of future lease obligations is net of assumed sublets. Approximately $484,000 will be expended during the remainder of 1999, $818,000 in the year 2000, and the remaining balance through 2015. Other facility-related costs, totaling $421,000 will be expended through the remainder of 1999 and 2000.

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

9.       Related party transaction

         On January 11, 1999, in connection with the exercise of stock options to purchase an aggregate of 100,000 shares of Class B Common Stock, the Company received a note receivable from a senior executive officer for $899,000. As of December 31, 1998 the Company also had a note receivable of $1,742,000 from this senior executive officer. On March 15, 1999, such senior executive officer repaid $828,267 of such loans using proceeds from the sale of 43,593 shares of Common Stock to the Company. On September 22, 1999, in connection with the exercise of stock options to purchase of 21,012 shares of Common Stock, the Company received a $161,372 Note receivable from the same senior executive. As of September 30, 1999, the aggregate amount of indebtedness outstanding was approximately $1,975,000. The loans accrue interest at the prime rate and all principal and interest are due and payable on September 22, 2000 (as amended), October 28, 2000 and January 11, 2001, respectively. The loans are secured by the shares of Class B Common Stock acquired as well as certain other assets of the senior executive officer.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

10.      Treasury stock

         On May 5, 1999, the Company announced that its Board of Directors had authorized the purchase of up to 500,000 shares of the Company's common stock. During the nine months ended September 30, 1999, the Company repurchased 107,516 shares of its Common Stock.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS


    On October 6, 1999, the Board of Directors of the Company approved a merger with VS&A Communications Partners III, L.P., an affiliate of Veronis, Suhler & Associates Inc., in which the holders of outstanding shares of Common Stock and Class B Capital Stock of the Company would receive $13.75 per share (which includes $.01 per share to be paid upon redemption of the associated rights), payable in cash upon consummation of the merger. Certain members of Company management are participating in the transaction with VS&A Communications Partners III, L.P. and have agreed to vote in favor of the merger.

    On November 17, 1999, the Company announced that based on updated fourth quarter 1999 projections and other information relating to the Company's General Physics subsidiary furnished by the Company to VS&A, VS&A has informed the Company that it believes that the Company has suffered a material adverse change and that the conditions to VS&A's obligation to consummate the merger contemplated by the merger agreement therefore may not be fulfilled. VS&A has also informed the Company that it is investigating the matter, but does not intend to waive the conditions to its obligations. The Company has not agreed that a material adverse change has occurred.

    The updated projections indicate a reduction in fourth quarter revenues and earnings before interest, taxes, depreciation, and amortization of General Physics, due to a continued and significant downturn in General Physics' IT open enrollment business and the expectation that the remainder of General Physics' business will not grow to the originally projected levels.

    The Company is evaluating its options with respect to the foregoing, which include (1) continuing with the going private transaction even though there would be no assurance that VS&A would have an obligation to close, (2) agreeing to terminate the going private transaction and renegotiating a new transaction with VS&A, or (3) agreeing to terminate the going private transaction and not entering into an alternate transaction. Since certain members of management have an interest in the going private transaction, the special negotiating committee that evaluated and recommended the going private transaction has been reactivated to consider and make a recommendation to the Board of Directors with respect to the Company's alternatives.

                              RESULTS OF OPERATIONS

    The Company realized a loss before income taxes of $1,560,000 and $8,272,000 for the quarter and nine months ended September 30, 1999, as compared with a net loss of $6,253,000 and $1,686,000 for the corresponding periods of 1998. The loss for the nine months ended September 30, 1999 was primarily due to a
Restructuring charge recorded in the quarter ended June 30, 1999 totaling $6,312,000, principally related to the Company's Information Technology (IT) business segment as well as other costs incurred by the IT group in exiting certain activities. These charges were included in Cost of sales and Selling, general and administrative expenses, and included such items as: payroll and related benefits, facility-related costs, write-offs of other assets and losses on contracts. The Company's restructuring plan, which was adopted on June 1, 1999, primarily relates to its IT Business segment. The Company has taken the steps in order to change the focus of the IT group from open enrollment information technology training courses to project oriented work for corporations, which is consistent with the focus of General Physics Corporation's (GP) current business. The IT open enrollment business, has been negatively affected by the lack of new software products, companies diverting training dollars to fixing Y2K issues and heavy competition in this area. In connection with the restructuring, the Company closed, downsized, or consolidated 6 offices in the United States, 6 offices in Canada and 5 offices in the United Kingdom (UK), and has terminated approximately 100 employees. The Restructuring charge is comprised of expenses related to the severance and related benefit costs as well as facility and related costs.

    Management believes that the restructuring plan, together with other strategic initiatives, will enable the IT business segment to return to profitability. If such plans are not successful, the Company may need to take other steps as yet not determined. The Company continues to assess the recoverability of intangible assets and other long-lived assets related to its IT business segment and management does not currently believe an impairment has occurred. However, in the event the Company's plans are not successful, there cannot be any assurance that an impairment charge will not be required.

    The loss for the quarter ended September 30, 1999, was primarily due to continued losses in GP's Information Technology Group, as well as legal and salary related expenses of $1,200,000 incurred as a result of the anticipated VS&A transaction.

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

    The losses for the quarter and nine months ended September 30, 1998, were primarily due to two factors. On September 30, 1998, the Company sold substantially all the operating assets of its wholly-owned subsidiary, the Five

Star Group, Inc. (Five Star), to the American Drug Company (ADC) (a 37.5% owned affiliate at September 30, 1998). The Company recognized a $6,225,000 loss on this transaction for the quarter and nine months ended September 30, 1998. The results of operations for Five Star have been included in the Consolidated Condensed Statement of Operations through September 30, 1998. Subsequent to that date the Company no longer consolidates the balance sheet and results of operations of ADC, but instead accounts for ADC as an equity investment.

    In addition, the Company recorded a $3,067,000 loss for the quarter and nine months ended September 30, 1998 resulting from the write down of its investment in the common stock of Interferon Sciences, Inc. (ISI) as a result of the significant decrease in the market value of ISI's common stock.

    In addition, for the quarter and nine months ended September 30, 1999, the Company recorded investment and other income (loss), net of $(1,332,000) and $(590,000) as compared to $204,000 and $985,000 recorded for the quarter and nine months ended September 30, 1998, respectively.

Sales

     For the quarter ended September 30, 1999, consolidated sales decreased by $32,924,000 to $53,258,000 from the $86,182,000 recorded in the corresponding quarter of 1998. For the nine months ended September 30, 1999, consolidated sales decreased by $43,998,000 to $175,953,000 from the $219,951,000 recorded for the nine months ended September 30, 1998. The decreased sales were primarily the result of the sale of substantially all the operating assets of the Five Star to ADC on September 30, 1998 partially offset by increased sales generated by GP. For the quarter and nine months ended September 30, 1998, net sales were $21,820,000 and $64,148,000 for Five Star, which comprised the Distribution Group through September 30, 1998. GP's net sales for the quarter and nine months ended September 30, 1999, included sales by companies acquired in June and July 1998. Learning Technologies (currently included in the IT Group), which was acquired on June 16, 1998, had sales of $14,152,000 for the nine months ended September 30, 1998.

Gross margin

    Consolidated gross margin of $7,236,000, or 14%, for the quarter ended September 30, 1999, decreased by $4,274,000 when compared to the consolidated gross margin of $11,510,000, or 13%, for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, consolidated gross margin of $22,007,000 or 13% of consolidated sales decreased by $9,631,000 when compared to $31,638,000 or 14% of consolidated sales earned in the nine months ended September 30, 1998. The reduced gross margin was due to the following factors. In the quarter and nine months ended September 30, 1998, Five Star earned $3,581,000 and $10,454,000 of gross margin. In addition, the IT Group had a gross margin of $404,000 on sales of $44,234,000 for the nine months ended September 30, 1999 and a gross margin of $228,000 on sales of $13,290,000 for the quarter ended September 30, 1999. The reduced gross margin for the nine months ended September 30, 1999 was principally caused by secon quarter charges related to (1) losses on contracts ($875,000), (2) write-offs of inventory and other assets related to certain revenue producing activities which are being exited as a result of the restructuring ($1,002,000), and (3) lower utilization of employees which led to the termination of approximately 100 people (approximately $1,200,000). Of the above charges approximately $2,346,000 pertained to the IT Group and $731,000 pertained to the Process and Energy Group.

Selling, general and administrative expenses

    For the quarter and nine months ended September 30, 1999, selling, general and administrative expenses (SG&A) of $7,013,000 and $21,429,000 was $806,000 and $2,158,000 lower, respectively, than the $7,819,000 and $23,587,000 of SG&A expenses incurred during the quarter and nine months ended September 30, 1998. The decrease in SG&A for the quarter and nine months ended September 30, 1999, was principally the result of the sale of substantially all the operating assets of Five Star to ADC on September 30, 1998. For the quarter and nine months ended September 30, 1998, Five Star had SG&A expenses of $3,232,000 and $9,594,000, respectively. For the nine months ended September 30, 1999, the decrease due to Five Star was partially offset by charges incurred by GP in connection with write-offs of assets related to certain revenue producing activities which are being exited as a result of the restructuring ($1,594,000), costs related to facility and other operating costs incurred by the IT Group in the second quarter, which were higher than normal relative to revenue generated (approximately $900,000) and $1,200,000 of legal and salary related costs related to the anticipated VS&A transaction.

Investment and other income (loss), net

    Investment and other income (loss), net of $(1,332,000) and $(590,000) for the quarter and nine months ended September 30, 1999 decreased by $1,536,000 and $1,575,000, respectively, as compared to Investment and other income (loss), net of $204,000 and $985,000 for the corresponding periods of 1998. The change for the quarter ended September 30, 1999, was primarily due to the write-down and increased losses on the Company's equity investments as well as reduced other income earned related to Five Star resulting from the sale of substantially all the operating assets of Five Star to ADC on September 30, 1998. The change for the nine months ended September 30, 1999, was primarily due to $813,000 of consulting and marketing income earned by Five Star for the nine months ended September 30, 1998. The Company recognized losses of $1,460,000 (including a $1,000,000 write-down of its investment in GSE Systems, Inc.) and $1,694,000 for the quarter and nine months ended
September 30, 1999, on the Company's equity investments compared to losses of $430,000 and $1,210,000 recognized for the corresponding periods in 1998.

Income tax expense

    For the quarter and nine months ended September 30, 1999, the Company recorded an income tax expense of $262,000 and $1,119,000, respectively, which represents primarily foreign, state and local income taxes. The Company has not recorded Federal income tax expense for the quarter and nine months ended September 30, 1998, due to the availability of net operating loss carryforwards.


Liquidity and capital resources

    At September 30, 1999, the Company had cash and cash equivalents totaling $4,902,000. The Company has sufficient cash and cash equivalents, marketable long-term investments and borrowing availability under existing and potential lines of credit as well as the ability to obtain additional funds from its operating subsidiaries in order to fund its working capital requirements. At September 30, 1999, approximately $26,754,000 was available to the Company under its credit agreements.

    For the nine months ended September 30, 1999, the Company's working capital decreased by $1,392,000 to $12,597,000, reflecting the effect of increased accounts payable and short-term borrowings, partially offset by increased accounts receivables.

    The decrease in cash and cash equivalents of $1,905,000 for the nine months ended September 30, 1999 resulted from cash used in operations of $7,469,000, partially offset by cash provided by financing activities of $5,032,000. Cash provided by financing activities consisted primarily of proceeds from short-term borrowings, partially offset by repayments of long-term debt and repurchases of treasury stock. Net cash provided by investing activities of $532,000 includes $2,828,000 of additions to property, plant and equipment, partially offset by proceeds from the sale of trading securities of $3,577,000.

    Due to the Company's restructuring charge taken during 1999, the Company is currently in discussions with its banks to determine if a technical default exists with respect to certain financial covenants in its loan agreements. Based on those discussions with such banks, the Company believes that the loan agreements will be amended so that such technical defaults, if determined to exist, are eliminated. However, there can be no assurance that such amendments, if necessary, will be obtained.

    The Company does not anticipate having to replace major facilities in the near term. As of September 30, 1999, the Company has not contractually committed itself for any major capital expenditures.

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

    The Company is utilizing both internal and external resources to identify, correct or reprogram and test systems for Y2K compliance. GP, the Company's principal operating subsidiary, has evaluated its computer systems and believes that its business applications are Y2K compliant. It has also identified and remediated various ancillary programs.

    In addition, the information systems and technology management group of GP has examined and remediated their exposure to the Y2K in other areas of technology. These areas include telephone and E-mail systems, operating systems and applications in free standing personal computers, local area networks and other areas of communication. A failure of these systems, which may impact the ability of GP to serve their customers, could have a material effect on their results of operations. These issues are being handled by the information and technology team at GP by identifying the problems and obtaining from vendors and service providers either the necessary modifications to the software or assurances that the systems will not be disrupted. The cost of the programming and equipment upgrades was approximately $200,000. In addition, certain personal computers and other equipment that was not Y2K compliant have been upgraded or replaced through GP's normal process of equipment upgrades. GP believes that the evaluation process has been completed and that the implementation process will be completed by December 1, 1999. Over the next year, GP intends to continue to plan and implement other information technology projects in the ordinary course of business.

    GP financed these expenditures from a combination of working capital and operating leases for a portion of the new computer equipment. Therefore, GP does not expect the Y2K issue to have a material adverse impact on its financial position or results of operations.

    The other operations of the Company, including MXL and the corporate office, are Y2K compliant.

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

    The Company's business units have communicated with their principal customers and vendors about their Y2K readiness. None of the responses received to date suggests that any significant customer or vendor expects the Y2K issue to cause an interruption in its operations, which would have a material adverse impact on the Company. However, because so many firms are exposed to the risk of failure not only of their own systems, but of the systems of other firms, the ultimate effect of the Y2K issue is subject to a very high degree of uncertainty.

    Management believes that the Company's efforts to mitigate its Y2K risks will avoid significant business interruptions. Contingency planning is an ongoing process. While the Company's overall Y2K contingency plan is now being developed, existing disaster recovery documentation and procedures remain the first line of defense. Some Y2K specific plans have been developed and are being reviewed and tested. The principal Y2K operational contingency plans are expected to be completed and tested by December 1, 1999.

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION



                    Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.       Exhibits

              10.1 Employment Agreement, dated as of July 1, 1999, between the Company and Scott N. Greenberg.

              10.2 Employment Agreement, dated as of July 1, 1999, between the General Physics Corporation and John C. McAuliffe.


     b.       Reports on Form 8-K

              Form 8-K filed on September 1, 1999 reporting  event under Item 5.

              Form 8-K filed on October 7, 1999 reporting  event  under Item 7.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES



                               September 30, 1999


                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                              GP STRATEGIES CORPORATION


DATE: November 22, 1999                        BY: Jerome I. Feldman
                                                   President &
                                                   Chief Executive Officer


DATE: November 22, 1999                        BY: Scott N. Greenberg
                                                   Executive Vice President &
                                                   Chief Financial Officer