Form 10-K
period 1999-12-31
GP STRATEGIES CORP
filed 2000-04-14
CIK 70415

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                          Commission File Number 1-7234

                            GP STRATEGIES CORPORATION

             (Exact name of Registrant as specified in its charter)

            Delaware                                     13-1926739
----------------------------                        -----------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)

9 West 57th Street, New York, NY                            10019
--------------------------------                       ------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:    (212) 826-8500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                  Name of each exchange on which registered:
-------------------                  ------------------------------------------
Common Stock, $.01 Par Value                New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:              None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of April 3, 2000, the aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $.01 per share, held by non-affiliates
(assuming for this calculation only that all officers and directors are affiliates) was approximately $50,591,097 based on the closing price of the Common Stock on the New York Stock Exchange on April 3, 2000. None of the Class B Capital Stock, par value $.01 per share, was held by non-affiliates.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the most recent practicable date.

Class                                              Outstanding at April 3, 2000
-----                                              ----------------------------

Common Stock, par value $.01 per share                  11,273,824 shares
Class B Capital Stock, par value $.01 per share            800,000 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders are incorporated by reference into Part III hereof

                                TABLE OF CONTENTS

                                                                            Page

PART I

    Item 1.   Business                                                    1

    Item 2.   Properties                                                 15

    Item 3.   Legal Proceedings                                          16

    Item 4.   Submission of Matters to a Vote of
               Security Holders                                          16

PART II

    Item 5.   Market for the Registrant's Common

               Equity and Related Stockholder Matters                    17

    Item 6.   Selected Financial Data                                    18

    Item 7.   Management's Discussion and Analysis of

               Financial Condition and Results of Operations             19

    Item 7A. Quantitative and Qualitative Disclosures About Market Risk  29

    Item 8.   Financial Statements and Supplementary Data                30

    Item 9.   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                    72

PART III

    Item 10.  Directors and Executive Officers of the Registrant*        73

    Item 11.  Executive Compensation*                                    73

    Item 12.  Security Ownership of Certain

                Beneficial Owners and Management*                        73

    Item 13.  Certain Relationships and Related Transactions*            73

PART IV

    Item 14.  Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K 74 *to be  incorporated by reference
from  the  Proxy  Statement  for  the   Registrant's   1999  Annual  Meeting  of
Stockholders.

                                     PART I

ITEM 1.  BUSINESS

General Development of Business

         GP Strategies Corporation (the "Company") has engaged in a strategic redirection over the last several years and has divested a number of its holdings to focus on becoming a performance improvement company, through its wholly-owned subsidiary, General Physics Corporation ("General Physics"). The Company's Hydro Med Sciences division is focusing its efforts to obtain Food and Drug Administration ("FDA") approval for its prostate cancer drug delivery system. GP e-Learning Technologies, Inc. ("GP e-Learning") was recently organized to provide Global 2000 corporations and other organizations with a single source solution for their e-learning needs. GP e-Learning is expected to offer a wide range of consulting and implementation services needed to help clients implement web-deployed training. In addition, the Company has passive investments in the stock of certain publicly traded and private corporations.

         GP Strategies Corporation (the Company) has four operating business segments. Three of the Company's segments are managed through the Company's principal operating subsidiary which is General Physics Corporation (General Physics) and the fourth through its operating subsidiary MXL Industries, Inc.
(MXL). In addition, the Company holds a number of investments in public and privately held companies.

         General Physics is a performance improvement company that assists productivity driven organizations to maximize workforce performance by integrating people, processes and technology. General Physics is a total solution provider for strategic training, engineering, consulting and technical support services to Fortune 500 companies, government, utilities and other commercial customers. General Physics consists of three segments; the
Information Technology (IT) Group, the Manufacturing Services Group and the Process & Energy Group. The Optical Plastics Group, which comprises MXL manufactures molded and coated optical products, such as shields and face masks and non-optical plastic products.

         The Manufacturing Services Group provides technology based training to leading companies in the automotive, steel and food and beverage industries, as well as to the government sector. The Process & Energy Group provides engineering, consulting and technical training to the power, chemical, energy and pharmaceutical industries as well as government facilities. The Information Technology Group provides information training programs and solutions, including Enterprise Solutions and comprehensive career training and transition programs. The Company's Optical Plastics Group, through its wholly owned subsidiary MXL manufactures molded and coated optical products, such as shields and face masks and non-optical plastic products.

         The Company was incorporated in Delaware in 1959 and is a New York Stock Exchange listed company.

Manufacturing Services Group
Process & Energy Group
Information Technology Group

GENERAL PHYSICS CORPORATION

Organization and Operations

         General Physics, with approximately 1,800 employees in offices worldwide, provides performance improvement services and products to multinational companies in manufacturing and process industries, electric power utilities, and other commercial and governmental customers.

         General Physics believes it is a global leader in performance improvement, with over three decades of experience in providing solutions to optimize work force performance. Since 1966, General Physics has provided clients with the products and services they need to successfully integrate their people, processes and technology -- the elements most critical to the successful realization of any organization's goal to improve its effectiveness.

         General Physics provides a broad range of services and products on a global scale that are oriented toward improving the performance of individuals and organizations throughout their productive lives. For individuals, General Physics provides instructional courses and self-paced learning products. General Physics' instruction delivery capabilities include traditional classroom, structured on-the-job training (OJT), just-in-time methods, electronic performance  support  systems  (EPSS),  and  the  full  spectrum  of  e-learning technologies. For businesses, government agencies and other organizations, General Physics offers services and products spanning the entire lifecycle of production facilities: plant launch assistance from both workforce training and engineering perspectives; operations and maintenance practice training and consulting services; curriculum development and delivery; facility and enterprise change and configuration management; lean enterprise consulting; plant and process engineering review and re-design; learning resources management; e-learning consulting and systems implementation; and development and delivery of information technology (IT) training on an individual and enterprise-wide scale. General Physics' personnel bring a wide variety of professional, technical and military backgrounds together to create cost-effective solutions for modern business and governmental challenges.

         Operationally, General Physics is organized globally into vertically and horizontally integrated functional and administrative units, with the goal of achieving a level of adaptability to match rapidly changing business conditions and opportunities. Realignment of people, products and business units occurs frequently to achieve the goal of exposing each of General Physics' clients to the full menu of services and products offered.

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

         In 1994, General Physics further expanded it range of capabilities, as well as its clients, by acquiring the design engineering, seismic engineering, systems engineering, materials management and safety analysis businesses of Cygna Energy Services, and by acquiring the management and technical training and engineering consulting businesses of GPS Technologies, Inc.

         On January 24, 1997, stockholders of each of the Company and General Physics voted to approve the merger of a wholly-owned subsidiary of the Company with General Physics, pursuant to which General Physics became a wholly-owned subsidiary of the Company (the "Merger"). Under the terms of the Merger Agreement, holders of General Physics Common Stock received shares of the Company's Common Stock in exchange for their shares of General Physics common stock.

         During 1998, General Physics embarked upon a strategy to expand globally, further diversify its clientele, and acquire additional performance improvement capabilities through acquisitions. During the year, General Physics acquired businesses operated by United Training Services, Inc., a provider of training and consulting services to the U.S. automotive industry and to other commercial customers; Specialized Technical Services Limited, a provider of technical training services and language services to commercial and governmental customers in the United Kingdom; SHL Learning Technologies, a leading computer technology training and consulting organization with an established network of offices and training facilities in Canada and the United Kingdom; and The Deltapoint Corporation, a Seattle, Washington, based management consulting firm focused on large systems change and lean enterprise, with primarily Fortune 500 clients operating in the aerospace, pharmaceutical, manufacturing, healthcare and telecommunications industries.

         In 1999 General Physics refocused its international strategy to leverage its success with multinational clients by following those clients into new venues, then expand its client base to include local suppliers and related parties. Proposed locations are evaluated for political stability and potential receptiveness to General Physics' products and services. General Physics has applied this strategy to Canada, the United Kingdom, Mexico, Brazil and Malaysia.

         Since January 1, 1999, General Physics also has taken steps to bring costs more in line with lower revenues in its information technology business.
More than 100 jobs have been eliminated; 17 offices downsized, closed or consolidated with other offices; and more than 110,000 square feet of office space has been subleased to third parties or returned to landlords in connection with the expiration or negotiated termination of leases.

         In 2000, General Physics expects to make a substantial investment in upgrading its financial, accounting and human resources systems by implementing an Enterprise Resource Planning software package that will better integrate those functions and streamline support for its business operations.

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

Customers

         General Physics currently provides services to more than 800 customers, exclusive of individual students who attend General Physics' open enrollment courses. Significant customers include multinational automotive manufacturers, such as General Motors Corporation, Ford Motor Company and DaimlerChrysler Corporation; commercial electric power utilities, such as Consolidated Energy Company of New York, Public Service Electric & Gas Company, Commonwealth Edison Company, Entergy Operations, Inc., Southern California Edison Company, National Power PLC, Ontario Hydro and National Power Corporation (Philippines); governmental agencies, such as the U.S. Departments of Defense, Energy and Justice, NASA, Canada Post, the U.S. Postal Service and various Canadian provincial governments; U.S. government prime contractors, such as Northrop-Grumman, Lockheed Martin, Westinghouse Savannah River Company and The Johns Hopkins University Applied Physics Laboratory; pharmaceutical companies, such as Pfizer, Inc., Merck & Co., Pharmacia-Upjohn and Johnson & Johnson; communications companies, such as Lucent Technologies, British Telecom PLC, Electronic Data Systems and PageNet; software vendors, such as Oracle Corporation, The Baan Company, JetForm, PeopleSoft Inc. and Microsoft Corporation; aerospace companies, such as Boeing Corporation and Aerojet General Corporation; computer, electronics, and semiconductor companies, such as IBM Corporation and Sun Microsystems; food and beverage companies, such as
Anheuser-Busch Company and PepsiCo.; petro-chemical companies, such as ExxonMobil, Lyondell-Citgo and Huntsman Chemical; steel producers, such as AK Steel, USX Corporation, Inspat Inland Steel, National Steel and Dofasco Steel; an automobile association, the California State Automobile Association and other large multinational companies, such as Fluor Daniel, Xerox Corporation, PPG Industries, Inc., Barclays Bank PLC, General Electric Company, Westinghouse Electric Company and Kimberly Clark Corp.

         Revenue from the United States Government accounted for approximately 22% of General Physics' revenue for the year ended December 31, 1999. However, such revenue was derived from many separate contracts and subcontracts with a variety of Government agencies and contractors that are regarded by General Physics as separate customers. In 1999, except for General Motors Corporation, which accounted for approximately 12% of General Physics' revenue, no other customer accounted for 10% or more of General Physics' revenue.

General Physics' Operating Segments

         General Physics provides services and sells products within a structure that is integrated both vertically and horizontally. Vertically, General Physics is organized into Strategic Business Units (SBUs), Business Units (BUs), and Groups focused on providing a wide range of products and services to clients and prospective clients predominantly within targeted markets. Horizontally, General Physics is organized across SBUs, BUs and Groups to integrate similar service lines, technology, information, work products, client management and other resources. As a result, General Physics has evolved into a matrixed organization in which resources can be coordinated to meet the needs of General Physics' clients or to respond quickly and mobilize resources for new opportunities. Business development, communications, market research, accounting, and other administrative services are organized at the corporate level. The corporate business development and sales resources are aligned with operating units to support existing customer accounts and new customer development. General Physics manages its business in three business segments: Manufacturing Services, Process & Energy and Information Technology.

Manufacturing Services Group

         The Manufacturing Services Group focuses on developing long-term relationships with manufacturing sector Fortune 1000 companies and their suppliers. The Group builds these relationships by gaining a thorough understanding of a company's competitive strategies and business objectives, analyzing their human, technical, and organization issues, and recommending viable human performance and learning resources management solutions. The Group then works with its customers in implementing the recommended solutions, moving the organization toward achieving business objectives and improving competitive advantage. Manufacturing units frequently support the introduction of new work practices associated with lean manufacturing, self-directed work teams and engineering. Adult learning delivery capabilities include traditional classroom, structured on-the-job training (OJT), just in time methods, electronic performance support systems (EPSS), and the full spectrum of e-Learning technologies. A representative list of the Group's customers includes: General Motors Corporation, Ford Motor Company, DaimlerChrysler, Lockheed Martin, Boeing, Raytheon, USX, AK Steel, Inland Steel, AT&T, Lucent Technologies, Advanced Micro Devices, Anheuser-Busch, Pepsi-Cola, Frito-Lay, Unilever, Kimberly-Clark, Willamette Industries, and Champion International.

Information Technology Group

         The Information Technology (IT) Group's services fall into six business areas: instructor-led training, customized education, System Technology Accelerated Training (START), product sales, enterprise solutions, and information technology service support. Specific services include help desk support, software applications training, vendor certifications, change management, and courseware development. The IT Group has significant operations in the United Kingdom and Canada. A representative list of the Group's customers includes: Pfizer, Johnson & Johnson Professional, Ethicon-Endo Surgery, EDS, Anheuser-Busch, National Steel, Fluor Daniel, IBM, British Telecom PLC, Barclays Bank, CN Rail, Canada Post, Oracle and GE Capital.

Process & Energy Group

         General Physics' Process and Energy Group provides training, engineering and technical support services to clients to help them cost-effectively realize their goals, whether involving workforce development, plant launch, new designs, modification of existing facilities and systems, regulatory compliance, or improved operations and maintenance. With over thirty years of training, applied engineering and management experience in helping clients improve performance, increase efficiency and reduce risk, the Group is called upon to help its clients meet global competitive challenges, especially when that challenge requires significant capital investment in plants and facilities and presents a potential risk to the workplace and the environment. A representative list of the Group's customers allowing disclosure includes: NASA, the U.S. Postal Service, the U.S. Army, Navy and Air Force, PPG, BFGoodrich, ExxonMobil, Pharmacia-Upjohn, General Electric, Consolidated Edison, Commonwealth Edison, Boeing and Aerojet General.

International

General Physics conducts its business outside the United States primarily through wholly-owned subsidiaries: General Physics Canada Ltd., General Physics
(UK) Ltd., General Physics Corporation Mexico, S.A. de C.V., General Physics (Malaysia) Sdn Bhd and GP Strategies do Brasil Ltda. Through these companies General Physics is capable of providing substantially the same services and products as are available to clients in the United States, although modified as appropriate to address the language, business practices and cultural factors unique to each client and country. In combination with its subsidiaries, General Physics is able to coordinate the delivery to multi-national clients of services and products that achieve consistency on a global, enterprise-wide basis.

General Physics Products and Services

Training. Each of General Physics' business Groups provides training services and products. The range of services includes fundamental analysis of a client's training needs, curriculum design, instructional material development (in hard copy, electronic/software or other format), information technology service support, and delivery of training using an instructor-led, on-the-job, computer-based, web-based, video-based or other technology-based method. General Physics focuses on developing long-term relationships with its customers. It builds these relationships by gaining a thorough understanding of a customer's competitive strategies and business objectives, analyzing their human performance and learning resources management solutions. General Physics then works with its customers in implementing the recommended solutions, moving the organization toward achieving business objectives and improving competitive advantage. General Physics also provides an extensive existing curriculum of business and technical courses and management of the training business operations, as well as an equally extensive list of computer software courses using its network of offices and classrooms in Canada and the United Kingdom, as well as the United States. Training products include instructor and student training manuals, instructional material on CD-ROM, Taskmaster(TM) software and PC-based simulators. Through its START program (System Technology Accelerated Training) General Physics partners with colleges and universities in the U.S. and Canada to provide information technology training to individuals seeking certification by IT industry leaders such as Microsoft and Oracle. Examples of current training projects include:

         o General Physics is a full-service training provider for the automotive industry. Since 1987, General Physics has participated in a strategic business partnership with General Motors Corporation (GM). General Physics is the training partner of General Motors University (GMU). Each year several thousand GM employees attend courses managed and conducted by General Physics. Additionally, training and consulting services are provided on a project basis to many divisions of GM, including GM North America and GM Overseas operations in China, Europe, Southeast Asia, South America and Central America. General Physics also provides management and training services to Ford Motor Company's North American Training and Development Organization, and training and consulting services to DaimlerChrysler, as well as many of the automotive supplier companies.

         o General Physics operates the training center in Edgewood, Maryland supporting the United States Army's chemical weapons demilitarization program. General Physics provides training for personnel who will operate and maintain demilitarization plants at seven locations across the country. General Physics has trained chemical demilitarization specialists from Russia as part of an effort to introduce U.S. technology and approaches for Russian chemical munitions demilitarization programs.

         o General Physics is providing training services to an approximately 6,000 employee company in support of an initiative to adopt a standard corporate computer desktop, including Microsoft Office applications, as well as some client proprietary applications. Services encompass training material development and classroom instruction on a national basis.

Consulting. Consulting services are available from all of General Physics' Groups and include not only training-related consulting services, but also more traditional business management, engineering and other disciplines. General Physics is able to provide high-level lean enterprise consulting services, as well as training in the concept, methods and application of lean enterprise practices, organizational development and change management. General Physics also provides engineering consulting services to support regulatory and environmental compliance, modification of facilities and processes, reliability-centered maintenance practices, and plant start-up activities.
Consulting products include copyrighted training and reference materials. Examples of recent consulting projects include:

         o A national wireless services company with more than 5,000 employees spread over 100 offices needed a dramatic increase in their operational efficiencies along with a decrease in cost. The solution they devised involved upgrading their IT systems and integrating the key operations functions into Centers of Excellence while reducing headcount and square footage by approximately 50%. A major problem was that the offices were operating in a relatively independent manner and did not have common processes. General Physics helped them define the major processes that would be transferred to the Centers of Excellence, develop a plan to document the processes, improve process efficiency, and transition the processes to the new Centers of Excellence. This was accomplished in three months.

         o A department of the finance organization supporting a multinational manufacturer's dealerships and customers sought to restructure to be more effective, build a new image, redesign processes and procedures, and improve morale in conjunction with a leadership change in the organization. General Physics designed and developed a Value-Based Strategic Plan to identify organizational issues, develop a strategy to address them, and implement the strategy as designed.

         o General Physics provides Enterprise Resource Planning in the form of change management, documentation, end-user training and maintenance engineering support related to Enterprise Wide Software Applications, including support for products developed by the Baan Company, Oracle Corp. and SAP. General Physics is a Baan Education Alliance Program member and an Oracle Education Partner.

Technical Support and Engineering. General Physics' business Groups are each staffed and equipped to provide technical support services and products to clients. Technical support services include procedure writing and configuration control for capital intensive facilities, plant start-up assistance, logistics support (e.g., inventory management and control), implementation and engineering assistance for facility or process modifications, facility management for high technology training environments, staff augmentation, and help-desk support for standard and customized client desktop applications. Technical support products include EtaPro(TM) and PDMS(TM) General Physics software applications. Examples of projects include:

         o General Physics has provided technical support services to virtually all of the commercial nuclear power plants in the United States, including development and upgrade of operations and maintenance procedures; development and implementation of preventative maintenance programs; plant configuration management; training simulator maintenance and modification; staff augmentation; and computer based training (CBT) development and implementation.

         o General Physics is currently providing help-desk support to a multinational pharmaceutical company for its standard and proprietary desktop software applications.

         o General Physics provides facility management services in Canada to ensure the availability and readiness of modern high technology training equipment and classrooms for a major software vendor providing end-user training, as well as providing training to General Physics own computer technology training customers.

         o As an outgrowth of its work for NASA and the U.S. Air Force, General Physics provides design, analysis, inspection and test services for systems and equipment used for rocket engine development and testing for certain aerospace companies.

         o General Physics provides systems engineering and computer science services for military combat systems being developed at The Johns Hopkins University Applied Physics Laboratory.

         o General Physics provides technical services in support of the U.S. Department of Justice's Domestic Preparedness Program. Contracts

         General Physics is currently performing under approximately 1,500 contracts, providing charges on a time-and-materials, a fixed-price or a cost-reimbursable basis. General Physics' subcontracts with the United States Government have predominantly been cost-reimbursable contracts and fixed-price contracts. General Physics is required to comply with the Federal Acquisition Regulations and the Government Cost Accounting Standards with respect to services provided to the United States Government and agencies thereof. These Regulations and Standards govern the procurement of goods and services by the United States Government and the nature of costs that can be charged with respect to such goods and services. All such contracts are subject to audit by a designated government audit agency, which in most cases is the Defense Contract Audit Agency (the "DCAA"). The DCAA has audited General Physics' contracts through 1997 without any material disallowances.

         The following table illustrates the percentage of total revenue of General Physics attributable to each type of contract for the year ended December 31, 1999:

Fixed-Price                                               60%
Time and Materials                                        27
Cost-Reimbursable                                         13
        Total Revenue                                    100%
                                                        ====

         General Physics' fixed-price contracts provide for payment to General Physics of pre-determined amounts as compensation for the delivery of specific products or services, without regard to the actual cost incurred by General Physics. General Physics bears the risk that increased or unexpected costs required to perform the specified services may reduce General Physics' profit or cause General Physics to sustain a loss, but General Physics has the opportunity to derive increased profit if the costs required to perform the specified services are less than expected. Increasingly, General Physics' contracts have been fixed-price based on a percentage of total revenue. Fixed-price contracts generally permit the client to terminate the contract on written notice; in the event of such termination, General Physics would typically, at a minimum, be paid a proportionate amount of the fixed price. No significant terminations of General Physics' fixed-price contracts have occurred over the last five years.

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

         General Physics' cost-reimbursable contracts provide for General Physics to be reimbursed for its actual costs plus a specified fee. These contracts also are generally subject to termination at the convenience of the client. If a contract is terminated, General Physics typically would be reimbursed for its costs to the date of termination, plus the cost of an orderly termination, and paid a proportionate amount of the fee. No significant terminations of General Physics' cost-reimbursable contracts have occurred.

Competition

         General Physics' services and products face a highly competitive environment. The principal competitive factors are the experience and capability of service personnel, performance, quality and functionality of products, reputation and price. Consulting services such as those provided by General Physics are performed by many of the customers themselves, large architectural and engineering firms that have expanded their range of services beyond design and construction activities, major suppliers of equipment and independent service companies similar to General Physics. A significant factor determining the business available to General Physics and its competitors is the ability of customers to use their own personnel to perform services provided by General Physics and its competitors. Another factor affecting the competitive environment is the existence of small, specialty companies located at or near particular customer facilities and dedicated solely to servicing the needs of those particular facilities.

         The training industry is highly fragmented and competitive, with low barriers to entry and no single competitor accounting for a significant market share. The Company's competitors include several large publicly traded and privately held companies, vocational and technical training schools, information technology companies, degree-granting colleges and universities, continuing education programs and thousands of small privately held training providers and individuals. In addition, many of General Physics' clients maintain internal training departments. Some of General Physics' competitors offer services and products that are similar to those of General Physics at lower prices, and some competitors have significantly greater financial, managerial, technical, marketing and other resources than does General Physics. Moreover, General Physics expects that it will face additional competition from new entrants into the training and performance improvement market due, in part, to the evolving nature of the market and the relatively low barriers to entry. There can be no assurance that General Physics will be successful against such competition.

Personnel

         General Physics' principal resource is its personnel. General Physics' future success depends to a significant degree upon its ability to continue to attract, retain and integrate into its operations instructors, technical personnel and consultants who possess the skills and experience required to meet the needs of its clients. In order to initiate and develop client relationships and execute its growth strategy, General Physics also must retain and continue to hire qualified salespeople. As of March 1, 2000, General Physics employed approximately 1,800 employees and adjunct instructors.

         General Physics' personnel have backgrounds and industry experience in mechanical, electrical, chemical, civil, nuclear and human factors engineering; in technical education and training; in power plant design, operation and maintenance; in weapons systems design, operation and maintenance; in organizational change management; in instructional technology and e-learning technologies; in enterprise-wide resource planning and software training; and in toxicology, industrial hygiene, health physics, chemistry, microbiology, ecology and mathematical modeling. Many of General Physics' employees perform multiple functions depending upon changes in the mix of demand for the services provided by General Physics.

         General Physics utilizes a variety of methods to attract and retain personnel. General Physics believes that the compensation and benefits offered to its employees are competitive with the compensation and benefits available from other organizations with which it competes for personnel. In addition, General Physics maintains and continuously improves the professional development of its employees, both internally via General Physics University and through third parties, and also offers tuition reimbursement for job-related educational costs. General Physics encourages its employees to further their education, continuously up-date their marketable skills and deliver services and products that equal or exceed client expectations. General Physics recognizes and rewards business success and outstanding individual performance.

         Competition for qualified personnel can be intense, and General Physics competes for personnel with its clients was well as its competitors. There can be no assurance that qualified personnel will continue to be available to General Physics in sufficient numbers. Any failure to attract or retain qualified instructors, technical personnel, consultants and salespeople in sufficient numbers could have a material adverse effect on General Physics' business, financial condition, and results of operations.

         None of General Physics' employees is represented by a labor union. General Physics generally has not entered into employment agreements with its employees, but has entered into employment agreements with certain officers and other employees. General Physics believes its relations with its employees are good.

Marketing

         General Physics has more than 40 employees dedicated primarily to marketing its services and products through Corporate Sales and Business
Development initiatives at both the corporate and Business Unit levels. In addition, the Company has approximately 35 commissioned salespeople focused on selling its products and services worldwide. Salespeople in Canada and the United Kingdom are compensated on a commission basis. Corporate level marketing is directed at long-term strategic business development with specific customers and with multinational businesses. General Physics markets its services to existing customers primarily through its technical personnel who have regular direct client contact, dedicated sales personnel and client managers, and by using senior management to aid in the planning of marketing strategies and evaluating current and long-term marketing opportunities and business directions. General Physics uses attendance at trade shows, presentations of technical papers at industry and trade association conferences, public courses and workshops given by General Physics personnel to serve an important marketing function. General Physics also advertises extensively in the United States, Canada and the United Kingdom, and sends a variety of sales literature, including an extensive catalog of course listings, to current and prospective clients whose names are maintained in a computerized database which is updated periodically.

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

         General Physics maintains a site on the World Wide Web located at http://www.gpworldwide.com from which prospective customers can obtain additional information about General Physics, experience web-based training, and find out how to contact General Physics to discuss employment or business opportunities.

Backlog

         General Physics' backlog for services under signed contracts and subcontracts as of December 31, 1999 was $111,000,000. This amount does not meaningfully reflect the training services anticipated to be provided to students who enroll in General Physics' open enrollment courses, since enrollment occurs throughout the year and the period between enrollment and course completion is generally relatively short.

         General Physics anticipates that most of its backlog as of December 31, 1999 will be recognized as revenue during fiscal year 2000; however, the rate at which services are performed under certain contracts, and thus the rate at which backlog will be recognized, is at the discretion of the client, and most contracts are, as mentioned above, subject to termination by the client upon written notice.

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

Properties

         General Physics' principal executive offices are located at 6700 Alexander Bell Drive, Suite 400, Columbia, Maryland 21046, and its telephone number is (410) 290-2300. General Physics leases approximately 34,750 square feet of an office building at that address, and approximately 565,000 square feet of office space at other locations in the United States, Canada, the United Kingdom, Mexico, Brazil and Malaysia. General Physics has 66 offices worldwide, including 34 offices in the United States, 9 offices in Canada, and 18 offices in the United Kingdom, as well as offices in Kuala Lumpur, Sao Paulo and Mexico City. Various locations in the United States, Canada and the United Kingdom contain classrooms or other specialized space to support General Physics' instructor-led and distance-learning training programs. General Physics believes that its facilities are adequate to carry on its business as currently conducted.

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

         MXL uses only polycarbonate resin to manufacture shields, face masks and lenses for over 50 clients in the safety, recreation and military industries. For its manufacturing work as a subcontractor in the military industry, MXL is required to comply with various federal regulations including Military Specifications and Federal Acquisition Regulations for military end use applications.

         MXL's largest customer accounted for approximately 23% of MXL's total sales and three other customers accounted for approximately 47 % of MXL's sales in 1999.

         MXL's sales and marketing effort concentrates on industry trade shows. In addition, the Company employs one marketing and sales executive and one sales engineer.

Other

HYDRO MED SCIENCES

         Hydro Med Sciences ("HMS"), a division of the Company, is a drug delivery company that develops, manufactures, markets and sells proprietary, implantable, controlled release drug delivery products, which release drugs directly into the circulatory system, for human and veterinary applications. These products are based upon HMS's unique group of Hydron(TM) polymer biomaterials. HMS's lead product in development is a patented, subcutaneous retrievable hydrogel reservoir drug delivery device (the "Hydron(TM) Implant") designed to allow reliable, sustained release of a broad spectrum of therapeutic compounds continuously, at constant, predetermined rates over at least a 12-month period. The lead application of the Hydron(TM) Implant, which is implanted below the skin (subcutaneously) in the upper arm, delivers the luteinizing hormone releasing hormone ("LHRH") analog, histrelin, for the treatment of prostate cancer for a 12-month period (the "Histrelin Hydron Implant"). HMS and its licensee, Shire Pharmaceutical Group are presently commencing Phase III clinical studies for this drug delivery system for the treatment of prostate cancer. HMS's sales currently comprise less than 1% of the Company's revenues.

Investments

         Over the last two years, the Company has taken significant steps to focus primarily on becoming a full-service performance improvement company and has divested many of its non-core assets. However, the Company still has investments in the stock of certain publicly traded and private corporations.

         GSE Systems, Inc. ("GSES") develops and delivers business and technology solutions by applying process control and simulation software, systems and services to the pharmaceutical and chemical research and development, energy, process and manufacturing industries worldwide. As of December 31, 1999, the Company owned approximately 22% of the outstanding shares of common stock of GSES.

         Milleninum Cell, LLC ("Millenium") invented, developed and has the proprietary rights to a chemical process that can generate energy by producing hydrogen, an environmentally "clean" high energy element. The Company owns approximately 28% of the membership interests in Millenium.

         Five Star Group, Inc. ("Five Star"), a wholly-owned subsidiary of Five Star Products, Inc. (formerly, American Drug Company), is a leading distributor in the United States of home decorating, hardware and finishing products. At December 31, 1999, the Company's investment in Five Star was $8,287,00. In addition, Five Star is indebted to the Company in the amount of $5,000,000 pursuant to an 8% senior unsecured Note due September 30, 2002. The Company owns approximately 37.1% of the outstanding shares of common stock of Five Star.

Employees

         At December 31, 1999, the Company and its subsidiaries employed approximately 1,906 persons, including 12 in the Company's headquarters, 1,799 in the Physical Science Group, 77 in the Optical Plastics Group and 18 at Hydro Med Sciences. Of these, 6 persons were engaged in research and development. The Company considers its employee relations to be good.

Financial Information about the Foreign and Domestic operations and Export
Sales.

         For financial information about the foreign and domestic operations and export sales, see Note 12 to Notes to Consolidated Financial Statements.

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

ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to any legal proceedings, the outcome of which are believed by management to have a reasonable likelihood of having any material adverse effect upon the financial condition of the Company.

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

            Quarter                   High                            Low

1999        First                    $19.13                        $13.63
            Second                    17.75                          8.25
            Third                     11.63                          6.88
            Fourth                    12.50                          5.75


1998        First                     17.38                         12.25
            Second                    17.69                         14.13
            Third                     14.69                          9.13
            Fourth                    15.38                          9.38


         The number of shareholders of record of the Common Stock as of April 3, 2000 was 2,977. On April 3, 2000, the closing price of the Common Stock on the New York Stock Exchange was $4.50.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

Item 6.  Selected Financial Data


Operating Data                                                                             (in thousands, except per share data)

Years ended December 31,                                   1999             1998           1997              1996             1995
----------------------------------------------------------------------------------------------------------------------------------
Sales                                                  $224,810         $284,682       $234,801          $203,800         $185,025
Gross margin                                             26,379           41,993         35,229            30,242           28,322
Interest expense                                          4,922            3,896          4,075             4,358            5,019
Income (loss) before discontinued operation
  and extraordinary items                               (22,205)          (2,061)         3,423            11,380            4,032
Net income (loss)                                       (22,205)          (2,061)         3,423            11,380            1,012
----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share before discontinued
 operation and extraordinary items:
Basic                                                   $(1.95)           $(.19)           $.33             $1.55             $.60
Diluted                                                  (1.95)            (.19)            .31              1.54              .60
Earnings (loss) per share:
Basic                                                    (1.95)            (.19)            .33              1.55              .15
Diluted                                                  (1.95)            (.19)            .31              1.54              .15
----------------------------------------------------------------------------------------------------------------------------------
Cash dividends declared per share
Balance Sheet Data
------------------
December 31,                                               1999             1998           1997              1996             1995
----------------------------------------------------------------------------------------------------------------------------------
Cash, cash equivalents and marketable securities      $   4,068         $  7,548       $ 13,725          $ 25,927         $ 11,657
Short-term borrowings                                    40,278           30,723         23,945            20,281           18,043
Working capital                                            (146)          13,989         34,797            41,691           32,949
Total assets                                            197,118          210,905        190,612           176,027          151,720
Long-term debt                                           18,490           21,559          6,588            20,116           23,932
Stockholders' equity                                     99,982          120,335        126,583            94,029           70,998
----------------------------------------------------------------------------------------------------------------------------------



Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS:


RESULTS OF OPERATIONS

Overview

GP Strategies Corporation (the Company) has four operating business segments. Three of the Company's segments are managed through the Company's principal operating subsidiary which is General Physics Corporation (General Physics) and the fourth through its operating subsidiary MXL Industries, Inc. (MXL). In addition, the Company holds a number of investments in public and privately held companies.

General Physics is a performance improvement company that assists productivity driven organizations to maximize workforce performance by integrating people, processes and technology. General Physics is a total solution provider for strategic training, engineering, consulting and technical support services to Fortune 500 companies, government, utilities and other commercial customers. General Physics consists of three segments the Information Technology (IT) Group, the Manufacturing Services Group and the Process & Energy Group. The Optical Plastics Group, which comprises MXL manufactures molded and coated optical products, such as shields and face masks and non-optical plastic products.

In 1999, the Company incurred a loss before income taxes of $21,293,000 as compared to a loss before income taxes of $695,000 in 1998. The loss was due to several items including a $11,856,000 operating loss incurred by the IT Group and a $7,374,000 restructuring charge. In 1998, the IT Group had an operating loss of $857,000. During 1999, the IT Group was negatively affected by the lack of new software products, companies diverting training dollars to fixing Y2K issues and heavy competition in the IT area. The Company has taken steps in order to change the focus of the IT Group from open enrollment information technology training courses to project oriented work for corporations, which is consistent with the focus of General Physics' core business.

These steps included closing open enrollment training facilities and reducing the related workforce. As a result, the Company incurred restructuring charges in June and December 1999, primarily related to the IT Group, totaling $7,374,000 (see Note 15 to the Consolidated Financial Statements). The restructuring charges are comprised of expenses related to severance and related benefit costs, as well as idle facility and related closure costs. In addition, the Company incurred other costs to exit certain activities, totaling approximately $8,421,000. These costs were included in Cost of sales and Selling, general and administrative expenses and included such items as; payroll and related benefits, facility costs, asset write-offs and contract losses.

Management believes that the restructuring plan, together with other strategic initiatives, will enable the IT business segment to return to profitability. If such plans are not successful, the Company may need to take other steps as yet not determined. The Company continues to assess the recoverability of intangible assets and other long-lived assets related to its IT business segment and does not currently believe an impairment has occurred. However, in the event the Company's plans are not successful, there cannot be any assurance that an impairment charge will not be required.

During 1999, the Process & Energy Group had operating profits of $3,060,000, or a reduction of $7,139,000 from 1998, due to the combination of reduced sales and gross margin percentage, as well as increased Selling, general and administrative expenses. The Manufacturing Services Group had an operating profit of $10,106,000 or a reduction of $6,000, compared to 1998. The marginal decrease was due to increased Selling, general and administrative expenses incurred, offset by increased gross margin earned in 1999. The Optical Plastics Group, MXL, had an operating profit of $1,215,000 in 1999, compared to an operating profit of $1,500,000 in 1998, due to reduced sales and gross margin. In 1999, as a result of the sale of substantially all the assets of the Five Star Group, Inc (Five Star) to Five Star Products, Inc. (FSP), formerly American Drug Company, on September 30, 1998, the Company no longer operates in the Distribution segment. This segment contributed operating profit of $1,773,000 in 1998.

During 1999, the Company also recorded a $2,747,000 loss as a result of the terminated merger agreement with Veronis Suhler and Associates (VS&A) (see Note 18 to the Consolidated Financial Statements), as well as net losses on investments of $1,662,000, primarily from the Company's investments in Interferon Sciences, Inc. (ISI) and GSE Systems, Inc. (GSES). In addition, the Company had reduced Investment and other income, net. The loss in 1999 was also impacted by increased interest expense due to increased short-term borrowings and higher interest rates in 1999. The above items were partially offset by a $3,016,000 gain on trading securities in 1999, as compared to a $2,205,000 gain in 1998.

In 1998, the Manufacturing Services Group achieved an operating profit of $10,100,000 as compared to $4,348,000 in 1997, as a result of both increased sales and gross margin percentage. In addition, in 1998, the Process & Energy Group, achieved an operating profit of $10,199,000, as compared to an operating profit of $5,531,000 in 1997, as a result of both increased sales and gross margin percentage. These increases were partially offset by an operating loss of $857,000 incurred by the IT Group in 1998, compared to an operating profit of $932,000 in 1997, due to losses incurred by the Company's UK operations in 1998. The Optical Plastics Group had reduced operating profits of $364,000 due to reduced gross margin percentages earned in 1998. The Distribution Group had a $515,000 decrease in operating profits in 1998, as a result of the sale of substantially all the operating assets of Five Star to FSP on September 30, 1998. Therefore, the results of operations of Five Star were only consolidated with the Company for the first three quarters of the year.

In 1998, the loss before income taxes was $695,000 as compared to income before income taxes of $2,730,000 in 1997. The loss in 1998 was due to several non-recurring items, partially offset by a 105% increase in operating profits generated by the Manufacturing Services and Process & Energy Groups. The Company recognized a $6,225,000 loss on the sale of substantially all the assets of Five Star to FSP on September 30, 1998 as well as a Loss on investments of $4,624,000 for the year ended December 31, 1998. The Loss on investments resulted from write-downs of the Company's investments in ISI and GSES. In addition, the Company recognized a $1,500,000 expense during the fourth quarter of 1998, resulting from a termination agreement with an executive of the Company (see
Note 16 (b) to the Consolidated Financial Statements). The above non-recurring losses and expense were also partially offset by a $2,205,000 net gain on trading securities in 1998, compared to a $689,000 gain in 1997. In addition, the Company had reduced Investment and other income, net in 1998, due to reduced consulting fees earned by FSP for the nine months ended September 30, 1998, and reduced marketing income earned by Five Star, since its results of operations were only consolidated for the first nine months of 1998, partially offset by reduced equity losses recognized during the year.

Sales

Years ended December 31,               1999             1998              1997
------------------------------------------------------------------------------
Manufacturing Services             $ 86,759         $ 85,605          $ 56,211
Process & Energy                     73,567           79,526            65,897
Information Technology               53,619           43,709            18,512
Distribution                                          64,148            82,300
Optical Plastics                     10,353           10,581            10,362
Other                                   512            1,113             1,519
------------------------------------------------------------------------------
                                   $224,810         $284,682          $234,801
------------------------------------------------------------------------------

The increased sales of $1,154,000 achieved by the Manufacturing Services Group in 1999 as compared to 1998 was the result of increased revenues earned by the Group's UK and Latin American subsidiaries. The reduction in sales of $5,959,000 by the Process & Energy Group in 1999, was the result of reduced product sales and the sale in 1998 of GP's Environmental Lab, which accounted for approximately $2,800,000 of sales in 1998. The increased sales of $9,910,000 earned by the IT Group in 1999 was the result of increased IT revenue earned in the US, as well as increased sales in the UK and Canada. In 1999, due to a full year of sales for Learning Technologies, which was acquired in June 1998, sales increased in Canada by $8,851,000, although they were flat in the UK.

The increased sales of $29,394,000 and $13,629,000 achieved by the Manufacturing Services and Process & Energy Groups, respectively, in 1998 as compared to 1997 were attributable to the continuing focus of General Physics' marketing efforts to expand its range of performance improvement services to Fortune 500 companies, manufacturing and process industries, electric power utilities and other commercial and governmental customers, as well as the acquisition of Deltapoint in July 1998, which earned $7,221,000 of sales in 1998. In addition, the Manufacturing Services Group had increased foreign sales, related to the UK and Latin America of approximately $7,250,000 in 1998. The IT Group had increased sales of $25,197,000 in 1998, which were attributable to $30,706,000 of sales resulting from the acquisition of Learning Technologies in June 1998 offset by reduced sales in the United States (see Note 2 to the Consolidated Financial Statements).

The reduced sales within the Distribution Group in 1998 were the result of the sale of substantially all the operating assets of Five Star to FSP on September 30, 1998. For the nine months ended September 30, 1998, Five Star had sales of

$64,148,000 as compared to sales of $82,300,000 for 1997, which included sales of $66,363,000 for the nine months ended September 30, 1997

In 1999, the reduced sales in the Optical Plastics Group was primarily the result of decreased sales from existing customers, partially offset by sales within new accounts. In 1998, MXL had reduced sales from their major customer, offset by increased sales to new and existing customers. In 1999, 1998 and 1997, MXL's major customer comprised 23%, 23% and 34%, respectively, of the segment's net sales.


Gross margin

Years ended December 31,                             1999                 1998                 1997
---------------------------------------------------------------------------------------------------------
                                                        %                        %                      %
                                                       ---                      ---                    --
Manufacturing Services                 $ 16,151       18.6       $ 13,831      16.2    $  7,175       12.8
Process & Energy                          8,825       12.0         14,261      17.9       9,106       13.8
Information Technology                   (1,085)         -             97        .2       1,665        9.0
Distribution                                                       10,454      16.3      13,722       16.7
Optical Plastics                          2,719       26.3          2,894      27.3       3,449       33.2
Other                                      (231)         -            456      40.8         112        7.3
----------------------------------------------------------------------------------------------------------
                                       $ 26,379      11.7%       $ 41,993     15.8%    $ 35,229      15.0%
----------------------------------------------------------------------------------------------------------

The gross margin of $16,151,000 earned by the Manufacturing Services Group in 1999 increased, as compared to 1998, as the result of increased revenues as well as an increased gross margin percentage. The improved gross margin percentage was due to several factors, including an increased percentage of fixed price contracts as well as larger projects, which are more consulting oriented and generate higher gross margin percentages. The gross margin earned by the Process & Energy Group of $8,825,000 in 1999 decreased, as compared to 1998, as the result of reduced sales and gross margin percentage. The reduced gross margin percentage was due to reduced product sales, which historically generated higher gross margins, and contract losses which totaled approximately $1,580,000 in 1999. The negative gross margin incurred by the IT Group in 1999 was principally caused by (1) lower than anticipated sales levels, (2) write-offs of inventory and other revenue producing activities which were exited as a result of the restructuring plans, and (3) lower labor utilization.

The gross margins achieved by the Manufacturing Services and Process & Energy Groups of $13,831,000 and $14,261,000, respectively, in 1998, as compared to 1997, increased as a result of increased sales, as well as the continued improvement in the gross margin percentage. The increased gross margin percentage resulted from the continued focus on the commercial side of the business, as well as positive contributions generated by General Physics investments in international markets. In addition, the acquisition of Deltapoint in 1998, contributed to higher gross margin percentages due to the higher gross margins earned by Deltapoint's consulting business. The reduced gross margin and gross margin percentage earned by the IT Group in 1998, was the result of losses incurred within the UK IT operations, partially offset by profits earned by the enterprise wide solutions business.

The reduced gross margin earned by the Distribution Group in 1998, as compared to 1997, was the result of the sale of substantially all the operating assets of Five Star to FSP on September 30, 1998. For 1997, Five Star had gross margin of $13,722,000, which included gross margin of $10,617,000 for the nine months ended September 30, 1997.

The reduced gross margin earned by the Optical Plastics Group of $175,000 in 1999 and $555,000 in 1998, was the result of the reduced revenues and gross margin percentage. MXL had a reduced gross margin percentage in 1999 and 1998 as a result of a change in their customer mix. In 1999, even though sales from MXL's largest customer remained practically unchanged, there was a growth in sales among several large customers which generate lower gross margin percentages. In 1998, MXL had reduced sales from their major customer, which historically generated higher gross margins than their remaining customer base.

Investment and other income, net

Investment and other income, net was $223,000 in 1999, $1,735,000 in 1998 and $2,389,000 in 1997. The reduced investment income in 1999 was primarily attributable to marketing income of $913,000 earned by Five Star in 1998. In addition, the Company's Hydro Med Sciences division had reduced other income, due to a $625,000 license fee received in 1998. The reduced Investment and other income, net in 1998 compared to 1997 was primarily due to a reduction in consulting revenue earned by FSP, as well reduced marketing income of $530,000 earned by Five Star in 1998, due to the sale of substantially all the operating assets of Five Star. The reduced income in 1999 was partially offset by reduced equity losses recorded in Investment and other income, net relating to the Company's equity investments.

At December 31, 1998 and 1999, Investments and advances were comprised of the following:

As of December 31,                       1999                   1998
--------------------------------------------------------------------
GTS Duratek, Inc.                     $   318                $ 4,276
Interferon Sciences, Inc.                 183                    661
Five Star Products, Inc.                8,827                  8,893
GSE Systems, Inc.                       6,084                  6,738
Other                                   1,145                  2,503
--------------------------------------------------------------------
                                      $16,557                $23,071
--------------------------------------------------------------------

Selling, general, and administrative expenses

Selling, general and administrative expenses (SG&A) increased from $31,502,000 in 1997 to $31,883,000 in 1998 and to $36,953,000 in 1999. The increased SG&A of
$5,070,000 in 1999 was attributable to increases primarily within the Manufacturing Services, Process & Energy and IT Groups, primarily as a result of $4,437,000 in the write-offs of certain assets related to certain revenue producing activities which are being exited as part of the restructurings, and costs incurred by the IT Group in particular, which were higher than normal relative to revenue generated. The IT Group also incurred increased SG&A due to the inclusion of the operations of Learning Technologies for a full year in 1999, as opposed to six months in 1998. In addition, the Company incurred

$2,747,000 of costs related to the terminated merger agreement with VS&A. These increases were partially offset by $9,594,000 of SG&A attributable to the Distribution Group in 1998. In 1998 and 1999, the Company continued to reduce SG&A expenses at the corporate level.

The increase of $381,000 in SG&A in 1998 was the result of increased costs incurred by the Manufacturing Services, Process & Energy and IT Groups, partially offset by reduced costs within the Distribution Group. The increased costs incurred by the Manufacturing Services, Process & Energy and IT Groups, were primarily the result of costs directly attributable to the acquisitions of Learning Technologies and Deltapoint in 1998. The reduced costs within the Distribution Group are the result of the sale of substantially all the operating assets of Five Star to FSP on September 30, 1998. In addition, included in SG&A in 1998 is a $1,500,000 expense relating to the termination agreement with an executive of the Company (see Note 16 (b) to the Consolidated Financial Statements).

Interest expense

Interest  expense was  $4,075,000 in 1997,  $3,896,000 in 1998 and $4,922,000 in
1999. In 1998, the reduced interest expense was the result of reduced long-term debt at the corporate level and reduced interest expense related to the repayment of Five Star's Line of Credit Agreement (see Note 3 (c) to the Consolidated Financial Statements) in September 1998. These reductions were partially offset by increased interest expense due to short-term borrowings and long-term debt relating to the acquisitions by General Physics of Deltapoint and Learning Technologies. The increased interest expense in 1999 was the result of increased short-term borrowing, due to the operating losses, as well as increased interest rates.

Income taxes

Income  tax  (expense)   benefit  for  1999,   1998  and  1997  was  $(912,000),
$(1,366,000) and $693,000, respectively.

In 1999, the Company recorded an income tax expense of $912,000. For the year ended December 31, 1999,the current income tax provision of $935,000 represents state taxes of $481,000, and foreign taxes of $454,000. The increase of $8,113,000 in the valuation allowance in 1999 was attributable primarily to net operating losses for which no tax benefit has been provided.

In 1998, the Company recorded an income tax expense of $1,366,000. For the year ended December 31, 1998,the current income tax provision of $1,271,000 represents the estimated state taxes.. The deferred income tax expense of $95,000 represents future estimated state taxes payable by the Company. The increase of $954,000 in the valuation allowance in 1998 was attributable primarily to the decrease in the Company's deferred tax liability with respect to Investments in partially owned companies.

In 1997, the Company recorded an income tax benefit of $693,000. For the year ended December 31, 1997,the current income tax provision of $1,335,000 represents the estimated taxes payable by the Company . The deferred income tax benefit of $2,028,000 results primarily from the utilization of net operating loss carryovers and a reduction in the valuation allowance. The decrease of $3,153,000 in the valuation allowance in 1997 was attributable in part to the utilization of the Company's net operating loss carryforwards, and to the Company's expectation of generating sufficient taxable income that will allow for the realization of a portion of its deferred tax assets.

Liquidity and capital resources

At December 31, 1999, the Company had cash and cash equivalents totaling $4,068,000. The Company has sufficient cash and cash equivalents, marketable long-term investments and borrowing availability under existing and potential lines of credit as well as the ability to obtain additional funds from its operating subsidiaries in order to fund its working capital requirements. At December 31, 1999, approximately $24,722,000 was available to the Company under its credit agreements (see Note 5 to the Consolidated Financial Statements).

For the year ended December 31, 1999, the Company's working capital decreased by $14,135,000 to a working capital deficiency of $146,000, primarily reflecting the effect of increased short-term borrowings.

The decrease in cash and cash equivalents of $2,739,000 for the year ended December 31, 1999 resulted from cash used in operations of $5,068,000, and investing activities of $4,731,000 partially offset by cash provided by financing activities of $6,981,000. Cash provided by financing activities consisted primarily of proceeds from short-term borrowings, partially offset by repayments of long-term debt and repurchases of treasury stock. Net cash used in investing activities of $4,731,000 includes $2,959,000 of additions to property, plant and equipment, and additions to intangible assets of $3,153,000.

Due to the Company's restructuring charges and operating losses in 1999, the Company is in default with respect to the financial covenants in its credit agreements. The Company and its lenders entered into an agreement dated as of April 12, 2000, providing for waivers of compliance with such covenants as of September 30, 1999, December 31, 1999 and March 31, 2000. Effective April 12, 2000, the Company and its lenders entered into a binding commitment to enter into an Amended and Restated Credit Agreement (the "Amended Agreement") on the terms and conditions described below. The Amended Agreement will reduce the commitment pursuant to the revolving facility to $50,000,000 (subject to borrowing base limitations specified in the Amended Agreement), however the Amended Agreement did not change the payment terms or expiration date of the Company's current outstanding term loan in the amount of $14,063,000. The interest rates increased on both the revolving facility and the term loan to prime plus 1.25% (increased from .50%) and Eurodollar plus 2.75% (increased from 2.00%). The Amended Agreement provides for additional security consisting of certain real property and all marketable securities owned by the Company and its subsidiaries. The Amended Agreement contains certain restrictive covenants, including the prohibition on future acquisitions, and provides for mandatory prepayment upon the occurrence of certain events. The Amended Agreement contains revised minimum net worth, fixed charge coverage, EBITDA and consolidated liabilities to tangible /net worth covenants. Although there can be no assurance, the Company anticipates that it will satisfy the revised covenants. If the amended agreement has been in effect at December 31, 1999, the Company would have had approximately $6,500,000 available to be borrowed under the Amended Agreement, as opposed to the $24,722,000 available at December 31,1999, under the original agreement.

The Company does not anticipate having to replace major facilities in the near term. As of December 31, 1999, the Company has not contractually committed itself for any major capital expenditures.

Recent accounting pronouncements

In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivatives as either assets or liabilities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. This Statement as amended by SFAS 137 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133, when effective, which is currently anticipated to be by January 1, 2001. The Company is still evaluating its position with respect to the use of derivative instruments.

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

Year 2000 Update

As described in the Company's public filings with the Securities and Exchange Commission during 1999, the Company had developed plans to address the possible exposures related to the impact on its computer systems of the Year 2000. Since entering the Year 2000, the Company has not experienced any significant disruptions to its business nor is it aware of any significant Year 2000 related disruptions impacting its third-party suppliers, trading partners and vendors. The Company will continued to monitor its critical systems over the next several months but does not anticipate any significant impacts due to Year 2000 exposures from its internal systems as well as from the activities of its third-party suppliers, trading partners and vendors.

Costs incurred to achieve Year 2000 readiness were charged to expense as incurred. Such costs totaled approximately $200,000 in 1999, excluding payroll costs of the Company's internal personnel. The total amount expended on the project from inception was $200,000.

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

The Company's net investment in foreign subsidiaries, including intercompany balances, at December 31, 1999 was approximately $7,450,000 and accordingly, fluctuations in foreign currency do not have a material impact on the Company's financial position.

The   forward-looking   statements   contained  herein  reflect  GP  Strategies'
management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, all of which are difficult to predict and many of which are beyond the control of GP Strategies, including, but not limited to, the risk that qualified personnel will not continue to be available, technological risks, risks associated with the Company's acquisition strategy and its ability to manage growth, risks associated with changing economic conditions, risks of conducting international operations, the Company's ability to comply with financial covenants in connection with various loan agreements and those risks and uncertainties detailed in GP Strategies' periodic reports and registration statements filed with the Securities and Exchange Commission.

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                          Page

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENTS OF GP STRATEGIES CORPORATION
AND SUBSIDIARIES:

   Independent Auditors' Report                                            31

   Consolidated Balance Sheets - December 31, 1999 and 1998                32

   Consolidated Statements of Operations - Years ended December 31,
    1999, 1998, and 1997                                                   34

   Consolidated Statements of Changes in Stockholders' Equity - Years
    ended December 31, 1999, 1998, and 1997                                35

   Consolidated Statements of Cash Flows - Years ended December 31,
    1999, 1998, and 1997                                                   37

   Notes to Consolidated Financial Statements                              39

SUPPLEMENTARY DATA (Unaudited)

         Selected Quarterly Financial Data                                 71

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GP Strategies Corporation and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.


KPMG LLP

New York, New York
March 27, 2000,  except as to the
third  paragraph of Note 5
which is as of April 12, 2000.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                 (in thousands)
-------------------------------------------------------------------------------
December 31,                                                 1999          1998
-------------------------------------------------------------------------------
Assets
Current assets
Cash and cash equivalents                               $   4,068     $   6,807
Marketable securities                                                       741
Accounts and other receivables (of which
 $13,742 and $5,146 are from government
 contracts) less allowance for doubtful
 accounts of $2,905 and $1,733                             55,385        55,531
Inventories                                                 1,888         2,362
Costs and estimated earnings in excess of billings on
 uncompleted contracts, of which $1,264 and $649
 relate to government contracts                            14,238        15,395
Prepaid expenses and other current assets                   3,853         5,344
-------------------------------------------------------------------------------
Total current assets                                       79,432        86,180
-------------------------------------------------------------------------------
Investments and advances                                   16,557        23,071
-------------------------------------------------------------------------------
Property, plant and equipment, net                         13,658        14,474
-------------------------------------------------------------------------------
Intangible assets, net of accumulated
 amortization of $34,967 and $32,184

Goodwill                                                   77,758        77,961
Patents, licenses and deferred charges                      2,060         3,397
-------------------------------------------------------------------------------
                                                           79,818        81,358
Deferred tax asset                                          3,990         3,290
-------------------------------------------------------------------------------
Other assets                                                3,663         2,532
-------------------------------------------------------------------------------
                                                         $197,118      $210,905
-------------------------------------------------------------------------------



          See accompanying notes to consolidated financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              (in thousands, except shares and par value per share)

December 31,                                                             1999              1998
-----------------------------------------------------------------------------------------------
Liabilities and stockholders' equity
Current liabilities
Current maturities of long-term debt                              $     3,668       $     3,180
Short-term borrowings                                                  40,278            30,723
Accounts payable and accrued expenses                                  25,634            24,089
Billings in excess of costs and estimated
 earnings on uncompleted contracts                                      9,998            14,199
-----------------------------------------------------------------------------------------------
Total current liabilities                                              79,578            72,191
-----------------------------------------------------------------------------------------------

Long-term debt less current maturities                                 14,822            18,379
Other non-current liabilities                                           2,736
Commitments and contingencies
Stockholders' equity

Preferred stock, authorized 10,000,000
 shares, par value $.01 per share, none issued
Common stock,  authorized  25,000,000 shares,
 par value $.01 per share,  issued 11,542,450
 and 11,102,767  shares (of which  427,184
 and 276,075 shares are held in  treasury)                                115               111
Class B common stock, authorized 2,800,000 shares, par
 value $.01 per share, issued and outstanding 450,000 and
 256,250 shares                                                             5                 3
Additional paid-in capital                                            170,011           164,217
Accumulated deficit                                                   (61,602)          (39,397)
Accumulated other comprehensive (loss) income                            (817)               99
Notes receivable from stockholder                                      (2,817)           (1,742)
Treasury stock at cost                                                 (4,913)           (2,956)
-----------------------------------------------------------------------------------------------
Total stockholders' equity                                             99,982           120,335
-----------------------------------------------------------------------------------------------
                                                                     $197,118          $210,905
-----------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)

Years ended December 31,                                   1999             1998              1997
--------------------------------------------------------------------------------------------------
Sales                                                  $224,810         $284,682          $234,801
Cost of sales                                           198,431          242,689           199,572
--------------------------------------------------------------------------------------------------
Gross margin                                             26,379           41,993            35,229
--------------------------------------------------------------------------------------------------
Selling, general and administrative                     (36,953)         (31,883)          (31,502)
Interest expense                                         (4,922)          (3,896)           (4,075)
Investment and other income,
 net (including interest income of $193,
 $335 and $621)                                             223            1,735             2,389
Loss on investments                                      (1,662)          (4,624)
Loss on sale of assets                                                    (6,225)
Gains on trading securities, net                          3,016            2,205               689
Restructuring charge                                     (7,374)
----------------------------------------------------------------
Income (loss) before income taxes                       (21,293)            (695)            2,730
Income tax benefit (expense)                               (912)          (1,366)              693
--------------------------------------------------------------------------------------------------
Net income (loss)                                    $  (22,205)       $  (2,061)        $   3,423
--------------------------------------------------------------------------------------------------
Net income (loss) per share
Basic                                                  $ (1.95)          $ (.19)             $ .33
Diluted                                                  (1.95)            (.19)               .31
--------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity

                  Years ended December 31, 1999, 1998, and 1997

                 (in thousands, except for par value per share)

                                                                               Accumulated                Notes
                                                Class B                        other      Compre-     receivable Treasury  Total
                                      Common     common  Additional   Accu-    compre-    hensive     from       stock     stock-
                                       stock     stock     paid-in    lated    hensive     income     stock-     at        holders'
                                  ($.01 Par)  ($.01 Par)  capital     deficit  income     (loss)     holder     cost      equity
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996            $ 75         $ 1   $131,388  $(40,759) $3,324    $           $          $          $94,029
------------------------------------------------------------------------------------------------------------------------------
Issuance of stock in connection
 with acquisition of
 General Physics                          30                 25,198                                                         25,228
Other comprehensive income                                                      3,306      3,306                             3,306
Net income                                                              3,423              3,423                             3,423
------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                 6,729                             6,729
Issuance and sale of common
 stock                                     3                  2,090                                                          2,093
Purchase of treasury stock                                                                                       (1,496)    (1,496)
------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997             108           1    158,676   (37,336)  6,630                            (1,496)   126,583
------------------------------------------------------------------------------------------------------------------------------


                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 1999, 1998, and 1997

                 (in thousands , except for par value per share)


                                                                                      Accumulated
                                 Class B                            other      compre-       Compre- Notes       Treasury  Total
                                 Common      common     Additional  Accum-     hensive       hensive receivable  stock     stock-
                                  stock      stock      paid-in     ulated     income        income  from        at        holders'
                             ($.01 Par)   ($.01 Par)    capital     deficit    (loss)        (loss)  stockholder cost      equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997       $108          $ 1      $158,676  $(37,336)  $ 6,630       $          $        $(1,496)  $126,583
------------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                      (6,531)      (6,531)                         (6,531)
Net loss                                                              (2,061)                (2,061)                         (2,061)
-----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive loss                                                                     (8,592)                         (8,592)
Issuance and sale of common
 stock                                3            2         5,541                                    (1,742)                 3,804
Purchase of treasury stock                                                                                        (1,460)    (1,460)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998        111            3       164,217    (39,397)      99                (1,742)     (2,956)   120,335
------------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                        (916)        (916)                           (916)
Net loss                                                              (22,205)              (22,205)                        (22,205)
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive loss                                                                    (23,121)                        (23,121)
Issuance and sale of common
 stock                                4            2         5,794                                    (1,075)                 4,725
Purchase of treasury stock                                                                                        (1,957)    (1,957)
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999       $115          $ 5      $170,011   $(61,602) $  (817)     $         $(2,817)   $(4,913)  $ 99,982
-----------------------------------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
Years ended December 31,                                           1999             1998              1997
----------------------------------------------------------------------------------------------------------

Cash flows from operations:

Net (loss) income                                            $  (22,205)      $   (2,061)        $   3,423
Adjustments to reconcile net (loss) income
 to net cash (used in) provided by operating activities:
Depreciation and amortization                                     7,794            5,452             5,867
Issuance of stock for profit incentive plan
 and other                                                        1,345            1,675               777
Restructuring charge                                              7,374
Gains on trading securities, net                                 (3,016)          (2,205)             (689)
Loss on investments                                               1,662            4,624               700
Loss on sale of assets                                                             6,225
Loss on equity investments and other                                535              936             1,880
Deferred income taxes                                              (700)                            (2,028)
Proceeds from sale of trading securities                          5,057            3,964             2,589
Changes in other operating items,
 net of effect of acquisitions and disposals:
Accounts and other receivables                                      146          (23,470)           (2,087)
Inventories                                                         474              997            (1,649)
Costs and estimated earnings in excess of
 billings on uncompleted contracts                                1,157           (7,669)            1,740
Prepaid expenses and other current assets                         1,491           (3,062)             (103)
Accounts payable and accrued expenses                            (1,981)           5,133               388
Billings in excess of costs and estimated
 earnings on uncompleted contracts                               (4,201)           6,220              (542)
----------------------------------------------------------------------------------------------------------
Net cash (used in) provided by operations                     $  (5,068)       $  (3,241)         $ 10,266
----------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)
Years ended December 31,                                           1999             1998              1997
----------------------------------------------------------------------------------------------------------

Cash flows from investing activities:

Acquisitions of businesses, net                           $                    $ (31,632)         $ (4,533)
Additions to property, plant and
 equipment, net                                                  (2,959)          (4,484)           (3,714)
Additions to intangible assets                                   (3,153)          (2,985)           (1,233)
Reduction of (increase to) investments
 and other assets                                                 1,381              503              (156)
----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                            (4,731)         (38,598)           (9,636)
----------------------------------------------------------------------------------------------------------

Cash flows from financing activities:

Repayments of short-term borrowings                                              (14,519)           (4,124)
Proceeds from short-term borrowings                               9,555           37,773             1,313
Proceeds from issuance of long-term debt                                          15,000               531
Repayment of long-term debt                                      (2,385)            (281)           (7,333)
Exercise of common stock
 options and warrants                                               940              596               177
Repurchase of treasury stock                                     (1,129)          (1,460)           (1,496)
----------------------------------------------------------------------------------------------------------
Net cash (used in) provided by
 financing activities                                             6,981           37,109           (10,932)
----------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on
 cash and cash equivalents                                           79             (838)
-----------------------------------------------------------------------------------------
Net decrease in cash and
 cash equivalents                                                (2,739)          (5,568)          (10,302)
Cash and cash equivalents at
 beginning of year                                                6,807           12,375            22,677
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                       $  4,068         $  6,807          $ 12,375
----------------------------------------------------------------------------------------------------------
Supplemental disclosures of

 cash flow information:
Cash paid during the year for:
 Interest                                                      $  5,078         $  3,704          $  3,961
 Income taxes                                                  $  1,097         $  1,194         $     946



          See accompanying notes to consolidated financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

1.       Description of business and summary of significant accounting policies

         Description of business. GP Strategies Corporation (the "Company") has four operating business segments: The Company's principal operating subsidiary is General Physics Corporation (GP). GP is a performance improvement company that assists productivity driven organizations to maximize workforce performance by integrating people, processes and technology. GP is a total solutions provider for strategic training, engineering, consulting and technical support services to Fortune 500 companies, government, utilities and other commercial customers. GP, which through December 31, 1998 comprised the Performance Improvement Group, has been resegmented during 1999 and now operates in three business segments. The Manufacturing Services Group provides technology based training to leading companies in the automotive, steel and food and beverage industries, as well as to the government sector. The Process and Energy Group provides engineering, consulting and technical training to the power, chemical, energy and pharmaceutical industries as well as government facilities. The Information Technology Group provides information training programs and solutions, including Enterprise Solutions and comprehensive career training and transition programs. The Company's Optical Plastics Group, through its wholly owned subsidiary MXL Industries, Inc. (MXL), manufactures molded and coated optical products, such as shields and face masks and non-optical plastic products. In addition, the Company owns approximately 37% of the outstanding shares of common stock of Five Star Products, Inc. (FSP) (formerly American Drug Company) (see Note 3). The Company also has investments in Interferon Sciences, Inc. (ISI), GTS Duratek, Inc. (Duratek), and GSE Systems, Inc. (GSES) (see Note
3).

Principles of consolidation and investments. The consolidated financial statements include the operations of GP Strategies Corporation and its majority-owned subsidiaries. Investments in 20% - 50% owned companies are accounted for on the equity basis. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents. Cash and cash equivalents of $4,068,000 and $6,807,000 at December 31, 1999 and 1998, respectively, consist of highly liquid investments with original maturities of three months or less.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

1. Description of business and summary of significant accounting policies (Continued)

Marketable securities. Marketable securities at December 31, 1999 consist of U.S. corporate equity securities. The Company classifies its marketable securities (investments of less than 20%), as trading or available-for-sale long-term investments. Investments with restrictions on the amount the Company is able to sell within a one-year period are classified as long-term investments. A decline in the market value of any available-for-sale security below cost, that is deemed to be other then temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis is established. Gains and losses are derived using the average cost method for determining the cost of securities sold.

Trading securities, which are expected to be sold within one year, are included in Marketable securities on the Consolidated Balance Sheet. Available-for-sale securities and long-term investments are included in Investments and advances on the Consolidated Balance Sheet. Trading and available-for-sale securities are recorded at their fair value. Trading securities are held principally for the purpose of selling them in the near term. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity in Accumulated other comprehensive income (loss), net of the related tax effect, until realized. Long-term investments, not available-for-sale, are carried at cost.

Inventories. Inventories are valued at the lower of cost or market, principally using the first-in, first-out (FIFO) method.

Foreign currency transactions. The Company's Swiss Bonds (see Note 7) are subject to currency fluctuations and the Company has hedged portions of such debt from time to time, but not within the three - year period ended December 31, 1999. During the years ended December 31, 1999, 1998 and 1997, the Company realized foreign currency transaction gains (losses) of $245,000, $(75,000) and $131,000, respectively. These amounts are included in Investment and other income, net.

Foreign currency translation. The functional currency of the Company's international operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted-average rates of exchange prevailing during the year. The unrealized gains and losses resulting from such translation are included as a separate component of shareholders' equity in Accumulated other comprehensive income (loss).

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

Comprehensive   income.   Comprehensive  income  consists  of  net  income,  net
unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustment.

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

Long-Lived Assets. The recoverability of long-lived assets, other than goodwill, is assessed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured by determining the amount by which the carrying value of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

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

When circumstances warrant, the Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired entities. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

Stock option plan. The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock options. As such compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for
Stock-Base Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

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

Income (loss) per share. Basic earnings (loss) per share is based upon the weighted average number of common shares outstanding, including Class B common stock, during the period. Diluted earnings (loss) per share is based upon the weighted average number of common shares outstanding during the period assuming the issuance of common stock for all dilutive potential common shares outstanding (See Note 11).

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

Reclassification. Certain prior year amounts in the financial statements and notes thereto have been reclassified to conform to 1999 classifications.

Concentrations of credit risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and accounts receivable. The Company places its cash investments with high quality financial institutions and limits the amount of credit exposure to any one institution. With respect to accounts receivable, approximately 10% are related to United States government contracts, and the remainder are dispersed among various industries, customers and geographic regions. In addition, the Company has investments in various equity securities, including Duratek, ISI, FSP and GSES (See Note 3).

2.       Acquisitions

(a)      Learning Technologies

On June 16, 1998, General Physics acquired the Learning Technologies business of Systemhouse, an MCI company. Learning Technologies is a computer technology training and consulting organization, with offices and classrooms in Canada, the United States and the United Kingdom. General Physics purchased Learning Technologies for $24,000,000 in cash. The cash consideration of the purchase price was derived from funds borrowed by the Company and General Physics, pursuant to the Company's credit agreement dated June 15, 1998 (see Note 5). Learning Technologies had annual revenues in 1997 of approximately $51,000,000, and revenues totaling approximately $24,687,000 from January 1, 1998 to June 1998, with the majority of these sales attributable to operations in Canada and the United Kingdom. From June 16, 1998 through December 31, 1998, Learning Technologies had revenues of approximately $30,706,000. The Company has accounted for this transaction as a purchase, and has recorded $23,216,000 of goodwill, which is being amortized over 30 years. The results of operations for Learning Technologies have been consolidated with the Company since June 16, 1998.

(b)      Deltapoint Corporation

On July 13, 1998, General Physics completed its acquisition of substantially all of the operations and net assets of The Deltapoint Corporation (Deltapoint). Deltapoint is a Seattle, Washington based management consulting firm focused on large systems change and lean-enterprise, with 500 clients primarily operating in the aerospace, pharmaceutical, manufacturing, health care and telecommunications industries. General Physics purchased Deltapoint for approximately $6,300,000 in cash and a future earnout, as described in the Asset Purchase Agreement. The Company has accounted for this transaction as a purchase and has recorded approximately $4,858,000 of goodwill, subject to final adjustment, which is being amortized over 20 years. Pursuant to the terms of the future earnout, General Physics agreed to pay a percentage of revenues earned for each of the three years following acquisition provided minimum revenue and earnings goals are achieved. Assuming that those goals are reached in each year, then the additional consideration for each such year would equal $1,333,440; in addition General Physics would pay a percentage of revenues received in excess of the goal. These amounts will be recorded as additional purchase price and as additional goodwill when incurred. In 1999, based upon the goal reached by Deltapoint, General Physics paid an additional $1,856,000 of consideration, which was recorded as goodwill, to be amortized over 19 years. The initial $6,300,000 cash consideration was paid from funds borrowed by the Company and General Physics, pursuant to the Company's credit agreement. The results of operations for Deltapoint have been consolidated with the Company since July 14, 1998 and Deltapoint, through December 31, 1998, had revenues of approximately $7,221,000.

(c)      General Physics Corporation

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

3.       Investments and advances

At December 31, 1998 and 1999, Investments and advances were comprised of the following:

                                                   December 31,

                                            1999                   1998
                                         ----------             -------
GTS Duratek, Inc.                        $   318                $ 4,276
Interferon Sciences, Inc.                    183                    661
Five Star Products, Inc.                   8,827                  8,893
GSE Systems, Inc.                          6,084                  6,738
Other                                      1,145                  2,503
                                         -------                -------
                                         $16,557                $23,071
                                         =======                =======

(a)      GTS Duratek, Inc.

At December 31, 1999, the Company owned approximately 63,000 shares of the common stock of Duratek. Duratek implements technologies and provides services, many of which are related to managing remediation and treating radioactive and hydrocarbon waste.

Pursuant to various agreements, the Company was restricted in its ability to sell its shares of Duratek through December 31, 1999. As the Company had determined to sell promptly 150,000 shares as of December 31, 1998 and 100,000 shares as of December 31, 1997, such securities were classified as trading securities at these dates. The balance of the shares the Company was permitted to sell at these dates, as well as at December 31, 1999, were transferred to available-for-sale.

In 1997, the Company recognized a net $689,000 gain related to Duratek common stock. The gain resulted from a $828,000 gain recorded on the transfer from long-term investments to trading securities partially offset by a $139,000 realized loss on the sale of 306,000 shares of Duratek common stock, which generated net proceeds of $2,756,000.

In 1998, the Company recognized a net gain of $2,205,000 related to Duratek common stock. The gain resulted from a $1,708,000 realized gain recorded on the sale of 523,900 shares of Duratek common stock, which generated net proceeds of $3,788,000, and a $497,000 gain recorded on the transfer of shares from long-term investments to trading securities.

In 1999, the Company recognized a gain of $3,016,000 related to the sale of 927,000 shares of Duratek common stock, which generated net proceeds of $5,022,000.

Information relating to the Company's investment in Duratek is as follows (in thousands):

                                                              1999        1998
------------------------------------------------------------------------------
Included in Marketable securities:
         Number of shares                                                   150
         Value                                              $          $    741
Included in Investments and advances:
         Number of shares                                       34          655
         Available-for-sale equity securities, at market    $  264     $  3,232
         Number of shares                                       29          186
         Securities held for long-term
          investment, at cost                               $   54     $    303
Total carrying amount                                       $  318     $  4,276
Total number of shares owned                                    63          991
Market value of shares                                      $  491     $  4,890
------------------------------------------------------------------------------

(b)      Interferon Sciences, Inc.

ISI is a biopharmaceutical company engaged in the manufacture and sale of pharmaceutical products based on its highly purified, natural source multispecies alpha interferon. All shares and per share information of ISI have been restated to the one for five reverse stock split of ISI effective January 1999.

During 1999 and 1998, the Company recorded Losses on investments of $1,057,000 and $3,067,000, respectively, to recognize other than temporary impairments of its investment in ISI as a result of significant decreases in the market value of ISI's common stock.

In an agreement dated March 25, 1999, the Company agreed to lend ISI $500,000 (the "ISI Debt"). In return, ISI granted the Company (i) a first mortgage on ISI's real estate, (ii) a two-year option to purchase ISI's real estate, provided that ISI has terminated its operations and certain other specified ISI debt has been repaid, and (iii) a two-year right of first refusal in the event ISI desires to sell its real estate. ISI issued the Company 500,000 shares of ISI common stock and a five-year warrant to purchase 500,000 shares of ISI common stock at a price of $1 per share (the "Warrant") as a loan origination fee. Pursuant to the agreement, ISI issued a note to the Company in the amount of $500,000, which was due on September 30, 1999 and bears interest, payable at maturity at the rate of 6% per annum. On March 27, 2000, the Company and ISI entered into an agreement pursuant to which (i) the due date of the ISI Debt was extended until June 30, 2001 and (ii) ISI agreed to file a registration statement prior to July 31, 2000 covering the Warrant.

Information relating to the Company's investment in ISI is as follows (in thousands):

                                                                 1999      1998
--------------------------------------------------------------------------------
Included in Investments and advances:
         Number of shares                                         610       302
         Available-for-sale equity securities, at market      $   183   $   661
Total number of shares owned                                      610       302
Market value of shares                                        $   183   $   661
--------------------------------------------------------------------------------

(c)      Five Star Products, Inc.

On September 30, 1998, the Company sold substantially all operating assets of its wholly-owned subsidiary, the Five Star Group, Inc. (Five Star) to FSP for $16,476,000, which was used to repay existing short-term borrowings, and a $5,000,000 senior unsecured 8% note. The note is due in 2003, with interest due quarterly. Five Star is a leading distributor of home decorating, hardware and finishing products in the northeast. Prior to the above transaction, the Company sold a 16.5% interest in FSP to the management of Five Star, bringing its interest in FSP to approximately 37%. In addition, the Company recognized a $6,225,000 loss on the transaction. As a result of these transactions, the Company no longer consolidates FSP and its subsidiaries, but instead accounts for FSP on the equity method. At December 31, 1999, the Company's investment in FSP was $8,827,000, including the $5,000,000 senior unsecured 8% note. The Company is amortizing, over 30 years, the excess of its investment in FSP over its share of FSP's new basis of underlying net assets, which was approximately $2,900,000 at December 31, 1999.

Information relating to the Company's investment in FSP is as follows (in thousands):

                                                   1999             1998
------------------------------------------------------------------------
Included in Investments and advances:
         Long-term note receivable               $5,000           $5,000
         Number of shares                         4,882            4,882
         Carrying amount of shares               $3,827           $3,893
Equity income included in
 Investment and other income, net                $  253        $
------------------------------------------------------------------------

Condensed financial information for FSP as of December 31, 1999 and 1998 and for the years then ended is as follows (in thousands):

                                                              December 31,

                                                        1999             1998
                                                        ----             ----
         Current assets                              $32,810          $32,291
         Non current assets                              942              888
         Current liabilities                          27,598           27,596
         Non current liabilities                       5,000            5,000
         Stockholders' equity                          1,230              583
         Sales                                        83,134           17,080
         Gross profit                                 14,488            3,394
         Net income (loss)                               647             (664)

(d)      GSE Systems, Inc.

GSES designs, develops and delivers business and technology solutions by applying high technology-related process control, data acquisition, simulation, and business software, systems and services to the energy, process and manufacturing industries worldwide. At December 31, 1999, the Company owned approximately 22% of GSES and accounts for its investment in GSES on the equity method. The Company determined that an impairment in the investment had occurred and accordingly recorded losses of $1,000,000 and $1,557,000 during 1999 and 1998, respectively, which are included in Loss on investments. The Company is amortizing the excess of its investment in GSES over its share of GSES's underlying net assets over fifteen years.

Information relating to the Company's investment in GSES is as follows (in thousands):

                                                      1999             1998
---------------------------------------------------------------------------
Included in Investments and advances:
         Number of shares controlled                 1,159            1,125
         Total carrying amount                     $ 6,084          $ 6,738
Equity in income included in Investment
 and other income, net                                  42              307
---------------------------------------------------------------------------

Condensed financial information for GSES as of December 31, 1999 and 1998 and for the years then ended is as follows (in thousands):

                                                      1999             1998
---------------------------------------------------------------------------
         Current assets                            $25,439          $32,362
         Non current assets                         17,588           16,381
         Current liabilities                        16,774           28,304
         Non current liabilities                     9,083            3,350
         Stockholders' equity                       17,170           17,089
         Revenue                                    66,699           73,818
         Gross profit                               25,070           24,004
         Net income                                    101            1,397
---------------------------------------------------------------------------

4.       Property, plant and equipment

Property, plant and equipment consists of the following (in thousands):

December 31,                                              1999             1998
-------------------------------------------------------------------------------
Land                                                 $     915         $    915
Buildings and improvements                               3,456            2,730
Machinery and equipment                                 13,611           11,767
Furniture and fixtures                                  22,092           21,965
Leasehold improvements                                   4,783            4,265
-------------------------------------------------------------------------------
                                                        44,857           41,642
Accumulated depreciation and  amortization             (31,199)         (27,168)
-------------------------------------------------------------------------------
                                                      $ 13,658         $ 14,474
-------------------------------------------------------------------------------

5.       Credit agreement

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

The Credit Facility is secured by principally all the receivables and inventory of the Company as well as all of the common stock of the Company's material domestic subsidiaries and 65% of the common stock of the Company's foreign subsidiaries. At the option of the Company or GP Canada, as the case may be, the interest rate on any loan under the Credit Facility may be based on an adjusted prime rate or Eurodollar rate, as described in the Credit Agreement. At December 31, 1999 $42,875,000, of which $14,063,000 relates to the five year term-loan, was borrowed at a weighted average Eurodollar rate of 8.14% and $11,466,000 was borrowed at 8.5% or the prime rate of interest. The credit agreement contains certain covenants which requires among other things, the maintenance of certain financial ratios. At December 31, 1999 the Company was not in compliance with the covenants, however waivers were subsequently obtained. At December 31, 1999 $54,341,000 was borrowed under the Credit Facility and an additional $24,722,000 was available to be borrowed.

Due to the Company's restructuring charges and operating losses in 1999, the Company is in default with respect to the financial covenants in its credit agreements. The Company and its lenders entered into an agreement dated as of April 12, 2000, providing for waivers of compliance with such covenants as of September 30, 1999, December 31, 1999 and March 31, 2000. Effective April 12, 2000, the Company and its lenders entered into a binding commitment to enter into an Amended and Restated Credit Agreement (the "Amended Agreement") on the terms and conditions described below. The Amended Agreement will reduce the commitment pursuant to the revolving facility to $50,000,000 (subject to borrowing base limitations specified in the Amended Agreement), however the Amended Agreement did not change the payment terms or expiration date of the Company's current outstanding term loan in the amount of $14,063,000. The interest rates increased on both the revolving facility and the term loan to prime plus 1.25% (increased from .50%) and Eurodollar plus 2.75% (increased from 2.00%). The Amended Agreement provides for additional security consisting of certain real property and all marketable securities owned by the Company and its subsidiaries. The Amended Agreement contains certain restrictive covenants, including the prohibition on future acquisitions, and provides for mandatory prepayment upon the occurrence of certain events. The Amended Agreement contains revised minimum net worth, fixed charge coverage, EBITDA and consolidated liabilities to tangible net worth covenants. Although there can be no assurance, the Company anticipates that it will satisfy the revised covenants. If the Amended Agreement had been in effect at December 31, 1999, the Company would have had approximately $6,500,000 available to be borrowed under the Amended Agreement, as opposed to the $24,722,000 available at December 31,1999, under the original agreement.

6.       Accounts payable and accrued expenses

Accounts payable and accrued expenses are comprised of the following (in thousands):

December 31,                                        1999             1998
-------------------------------------------------------------------------
Accounts payable                                $  8,989         $ 13,324
Payroll and related costs                          5,759            6,539
Restructuring reserve                              1,884
Other                                              9,002            4,226
-------------------------------------------------------------------------
                                                $ 25,634         $ 24,089
-------------------------------------------------------------------------

7.       Long-term debt

Long-term debt is comprised of the following (in thousands):

December 31,                                        1999             1998
-------------------------------------------------------------------------
8% Swiss Bonds, due 2000 (a)                    $  2,175         $  2,359
5% Convertible Bonds due 1999 (b)                                   1,858
Term loan (Note 5)                                14,063           14,813
Senior Subordinated Debentures (c)                   844              878
Other                                              1,408            1,651
-------------------------------------------------------------------------
                                                  18,490           21,559
Less current maturities                           (3,668)          (3,180)
-------------------------------------------------------------------------
                                                $ 14,822         $ 18,379
-------------------------------------------------------------------------

(a) In June 1995, the Company issued an aggregate of SFr. 3,604,000 of 8% Swiss Bonds, due June 28, 2000 (the "8% Bonds"). The 8% Bonds were valued at $2,340,000, at the then exchange rate (after an original issue discount of 25%). The principal and interest on the 8% Bonds are payable either in cash or in shares of common stock of the Company, at the option of the Company.

(b) In July 1993, the Company issued $3,340,080 principal amount of 5% Bonds which were convertible into shares of the Company's Common Stock. The Company recorded an original issue discount on the 5% Bonds of 10%. In April 1999, $500,000 of the Company's 5% convertible bonds were converted into 28,751 shares of the Company's Common Stock. In August 1999, the Company repaid the outstanding 5% Bonds for $1,282,000.

(c) In August 1994, General Physics, as a result of an acquisition issued $15 million of 6% Senior Subordinated Debentures, which have a carrying value of $12,540,000, net of a debt discount of $2,968,000. The debentures are unsecured and require payments of interest only on a quarterly basis through June 30, 1999, quarterly principal installments of $525,000 plus interest through June 30, 2004 and the balance of $4.5 million on June 30, 2004. The debentures are subordinated to borrowings under the line of credit agreement. At December 31, 1999, the carrying value of the debentures held by the Company was $11,208,000, which was eliminated in consolidation, and the remaining $844,000 of debentures were held by the public.

Aggregate annual maturities of long-term debt outstanding at December 31, 1999 for each of the next five years are as follows (in thousands):

                  2000                                        $3,668
                  2001                                         1,705
                  2002                                         1,587
                  2003                                        10,491
                  2004                                         1,039

8.       Employee benefit plans

(a) The Company has a 401(k) Savings Plan (the Savings Plan) available to employees who have completed one year of service. The Company's expense associated with the Savings Plan was $83,000, $203,000 and $201,000 in 1999, 1998 and 1997, respectively.

(b) General Physics maintains a Profit Investment Plan (the Plan) for employees who have completed ninety days of service with General Physics. The Plan permits pre-tax contributions to the Plan by participants pursuant to Section 401(k) of the Internal Revenue Code of 1% to 14% of base compensation. General Physics matches participants' contributions up to a specific percentage of the first 7% of base compensation contributed for employees who have completed one year of service with General Physics and may make additional matching contributions. The Company matches participants' contributions in shares of the Company's common stock up to 57% of monthly employee salary deferral contributions. In 1999, 1998 and 1997 the Company contributed 141,063, 95,953 and 122,290 shares of the Company's common stock directly to the Plan with a value of approximately $1,345,000, $1,157,000 and $1,121,000, respectively.

9.       Income taxes

The components of income tax expense (benefit) are as follows (in thousands):

Years ended December 31,               1999             1998              1997
------------------------------------------------------------------------------
Current

 State and local                    $   481         $  1,271          $  1,200
 Federal                                                                   135
 Foreign                                454
-------------------------------------------
Total current                           935            1,271             1,335
------------------------------------------------------------------------------
Deferred

 State and local                        (70)              95                11
 Federal                                                                (2,039)
 Foreign                                 47
-------------------------------------------
Total deferred                          (23)              95            (2,028)
------------------------------------------------------------------------------
Total income tax expense (benefit)  $   912         $  1,366           $  (693)
------------------------------------------------------------------------------

The deferred expense excludes activity in the net deferred tax assets relating to tax on appreciation (depreciation) in securities available-for-sale, which is recorded to stockholders' equity.

The difference between the expense (benefit) for income taxes computed at the statutory rate and the reported amount of tax expense (benefit) is as follows:

December 31,                                      1999         1998      1997
----------------------------------------------------------------------------
Federal income tax rate                           (35.0%)      (35.0%)    35.0%
State and local taxes net of Federal benefit        1.2        127.8      28.8
Items not deductible - primarily
 amortization of goodwill                           3.7         77.1      25.4
Net operating loss utilization                                           (82.6)
Valuation allowance adjustment                      9.1         29.1     (32.9)
Net losses from foreign operations for which
 no tax benefit has been provided                  23.4
Other                                               1.9         (2.5)       .9
------------------------------------------------------------------------------
Effective tax rate                                  4.3%       196.5%    (25.4%)
--------------------------------------------------------------------------------

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

In 1999, the Company recorded an income tax expense of $912,000. The current income tax provision of $935,000 represents estimated state taxes of $481,000, and foreign taxes of $454,000 for the year ended December 31, 1999. The increase of $8,113,000 in the valuation allowance in 1999 was attributable primarily to net operating losses for which no tax benefit has been provided.

As of December 31, 1999, the Company has approximately $19,452,000 of U.S. Federal net operating loss carryovers. Foreign net operating losses at December 31, 1999 were approximately $20,541,000. These carryovers expire in the years 2005 through 2014. In addition, the Company has approximately $2,681,000 of available credit carryovers of which approximately $1,709,000 expires in the years 2000 through 2003, and approximately $972,000 which may be carried over indefinitely.

The tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities that are included in the net deferred tax assets are summarized as follows:

December 31,                                          1999             1998
---------------------------------------------------------------------------
Deferred tax assets:
Allowance for doubtful accounts                    $   404          $   747
Accrued liabilities                                    171              328
Net operating loss carryforwards                    13,748            4,747
Tax credit carryforwards                             2,681            3,494
Restructuring reserves
 and other accrued liabilities                       1,523
----------------------------------------------------------
Deferred tax assets                                 18,527            9,316
---------------------------------------------------------------------------
Deferred tax liabilities:
Accelerated depreciation and amortization            1,588            1,579
Unrealized marketable securities gain                                   211
Investment in partially owned companies              1,413              820
Other                                                   47               40
---------------------------------------------------------------------------
Deferred tax liabilities                             3,048            2,650
---------------------------------------------------------------------------
Net deferred tax assets                             15,479            6,666
Less valuation allowance                           (11,489)          (3,376)
---------------------------------------------------------------------------
Net deferred tax asset                            $  3,990         $  3,290
---------------------------------------------------------------------------

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the Company's projection of future taxable income, management believes it is more likely than not that the Company will realize the benefits of deferred tax assets of $3,990,000, and has recorded this amount as an asset as of December 31, 1999.

10.      Comprehensive income

The following are the components of comprehensive income (in thousands):

                                                         Year ended December 31,
                                                 -------------------------------
                                                 1999          1998        1997
                                              ---------     ---------    ------
Net (loss) income                            $(22,205)    $  (2,061)   $  3,423
Other comprehensive (loss) income,
 before tax:
Net unrealized gain (loss) on
 available-for-sale-securities                 (1,753)       (7,943)      5,009
Foreign currency translation adjustment            79          (838)
                                              -------    ----------
Comprehensive (loss) income before tax        (23,879)      (10,842)      8,432
Income tax (expense) benefit related to
 items of other comprehensive income              758         2,250      (1,703)
                                             --------     ---------     --------
Comprehensive (loss) income, net of tax      $(23,121)     $ (8,592)   $  6,729
                                             ========      ========    ========

The components of accumulated other comprehensive income are as follows:

December 31,                                     1999         1998        1997
--------------------------------------------------------------------------------
Net unrealized gain (loss) on
 available-for-sale-securities                  $ (55)     $ 1,698     $ 9,641
Foreign currency translation adjustment          (759)        (838)
                                                 ----      -------
Accumulated other comprehensive income
 before tax                                      (814)         860       9,641
Accumulated income tax expense related
 to items of other comprehensive income (loss)     (3)        (761)     (3,011)
                                                 ----      -------     -------
Accumulated other comprehensive

 Income (loss), net of tax                      $(817)    $     99     $ 6,630
                                                 ====     ========     =======

11.      Common Stock, stock options and warrants

(a) Under the Company's non-qualified stock option plan, employees and certain other parties may be granted options to purchase shares of common stock. Although the Plan permits options to be granted at a price not less than 85% of the fair market value, the Plan options primarily are granted at the fair market value of the common stock at the date of the grant and are exercisable over periods not exceeding ten years from the date of grant. Shares of common stock are also reserved for issuance pursuant to other agreements. Changes in options and warrants outstanding during 1997, 1998 and 1999, and options and warrants exercisable and shares reserved for issuance at December 31, 1997, 1998, and 1999 are as follows:


                                                                   Common Stock

Options and warrants                       Price Range       Number                  Weighted-Average
outstanding                                per share               of shares            Exercise Price
------------------------------------------------------------------------------------------------------
December 31, 1996                         7.69  -    24.00           1,195,393                9.05
--------------------------------------------------------------------------------------------------
Granted                                   4.59  -    11.15           1,578,715                7.85
Exercised                                 4.59  -     9.00             (21,573)               8.17
Terminated                                7.59  -    12.00            (144,026)               8.87
--------------------------------------------------------------------------------------------------
December 31, 1997                         4.59  -    24.00           2,608,509                8.35
--------------------------------------------------------------------------------------------------
Granted                                  10.41  -    15.375            383,900               14.44
Exercised                                 7.69  -    10.41             (69,863)               8.42
Terminated                                7.75  -    15.375           (174,056)               9.97
--------------------------------------------------------------------------------------------------
December 31, 1998                         4.59  -    24.00           2,748,490                9.09
--------------------------------------------------------------------------------------------------
Granted                                   8.00  -    17.25             793,825                9.91
Exercised                                 6.80  -    14.625           (122,352)               8.08
Terminated                                7.69  -    24.00            (613,948)               9.80
--------------------------------------------------------------------------------------------------
December 31, 1999                         4.59 -     17.25           2,806,015                9.21
--------------------------------------------------------------------------------------------------
Options and warrants exercisable
December 31, 1997                         4.59   -   24.00           1,234,984                8.72
--------------------------------------------------------------------------------------------------
December 31, 1998                         4.59   -   24.00           1,399,454                8.77
--------------------------------------------------------------------------------------------------
December 31, 1999                         4.59  -    17.25           1,254,033                8.88
--------------------------------------------------------------------------------------------------
Shares reserved for issuance
December 31, 1997                                                    2,756,853
------------------------------------------------------------------------------
December 31, 1998                                                    3,198,590
------------------------------------------------------------------------------
December 31, 1999                                                    3,375,234
------------------------------------------------------------------------------

At December 31, 1999, the weighted average remaining contractual life of all outstanding options was 4.7 years.

11.      Common Stock, stock options and warrants (Continued)

The following table summarizes information about the Plan's options outstanding at December 31, 1999:

                                                    Weighted

          Range                  Number             Average            Weighted
         Of                    Outstanding          Years              Average
        Exercise Prices                           Remaining      Exercise Price
-------------------------------------------------------------------------------
        $6.00 -    $  7.75     1,190,680                5.6             $7.70
        $8.00 -     $10.41     1,137,050                3.1             $8.50
        $11.15 -    $17.25       456,725                6.4            $14.70
-----------------------------------------------------------------------------
       $  6.00 -    $17.25     2,784,455                4.7            $ 9.17
-----------------------------------------------------------------------------

The following table summarizes the Class B Common Stock options as follows:


                                                       Class B Common Stock

Options                                    Price Range       Number                  Weighted-Average
outstanding                                per share               of shares            Exercise Price
------------------------------------------------------------------------------------------------------
December 31, 1997 and 1996                8.50 -9.00                   887,500                8.80
Exercised                                 9.00                        (193,750)               9.00
--------------------------------------------------------------------------------------------------
December 31, 1998                         8.50 - 9.00                  693,750                8.74
--------------------------------------------------------------------------------------------------
Exercised                                 9.00                        (193,750)               9.00
--------------------------------------------------------------------------------------------------
December 31, 1999                         8.50 -8.69                   500,000                8.64
--------------------------------------------------------------------------------------------------
Options exercisable
December 31, 1997                         8.50 -9.00                   762,250                8.82
--------------------------------------------------------------------------------------------------
December 31, 1998                         8.50 -9.00                   693,750                8.74
--------------------------------------------------------------------------------------------------
December 31, 1999                         8.50 -8.69                   500,000                8.64
--------------------------------------------------------------------------------------------------

The Company reserved 950,000 shares of its Common Stock for issuance upon conversion of Class B Common Stock at each of the years ended December 31, 1999, 1998 and 1997.

At December 31, 1999, the weighted average remaining contractual life of all outstanding Class B options was less than 1.5 years.

11.      Common Stock, stock options and warrants (Continued)

At December 31, 1999, 1998, and 1997, options outstanding included options for 150,790, 829,334 and 829,334 shares, respectively, for certain executive officers.

The holders of common stock are entitled to one vote per share and the holders of Class B Common stock are entitled to ten votes per share on all matters without distinction between classes, except when approval of a majority of each class is required by statute. The Class B Common stock is convertible at any time, at the option of the holders of such stock, into shares of common stock on a share-for-share basis. At December 31, 1999, 1998, and 1997, shares reserved for issuance were primarily related to shares reserved for options and warrants and the conversion of long-term debt.

(b) Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):


                                                                   1999                 1998                 1997
                                                                   ----                 ----                 ----

Net income (loss)                        As reported           $(22,205)             $ (2,061)             $ 3,423
                                         Pro forma              (24,363)              (3,730)               1,344

Basic earnings (loss) per share
                                         As reported             (1.95)                (.19)                .33
                                         Pro forma               (2.14)                (.34)                .13

Diluted earnings (loss) per share
                                         As reported             (1.95)                (.19)                .31
                                         Pro forma               (2.14)                (.34)                .12


Pro forma net income reflects only options granted since 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

11.      Common Stock, stock options and warrants (Continued)

At December 31, 1999, 1998 and 1997, the per share weighted-average fair value of stock options granted was $8.32, $4.32 and $3.64, respectively on the date of grant using the modified Black Scholes option-pricing model with the following weighted-average assumptions: 1999 - expected dividend yield 0%, risk-free interest rate of 5.49%, expected volatility of 45.82% and an expected life of
3.54 years; 1998 - expected dividend yield 0%, risk-free interest rate of 5.44%, expected volatility of 44.86%, and an expected life of 9.2 years; 1997 -
expected dividend yield 0%, risk-free interest rate of 6.37%, expected volatility of 43.1 % and an expected life of 7.7 years.

(c) Earnings (loss) per share (EPS) for the years ended December 31, 1999, 1998 and 1997 are as follows (in thousands, except per share amounts):


                                                          1999              1998             1997
                                                         ----              ----             ----
Basic EPS

         Net income (loss)                         $   (22,205)       $   (2,061)       $   3,423
         Weighted average shares

          outstanding                                   11,401            10,867           10,457
         Basic earnings (loss) per share          $     (1.95)       $     (.19)      $       .33

Diluted EPS

         Net income (loss)                          $  (22,205)        $  (2,061)       $   3,423
         Weighted average shares

          outstanding                                   11,401            10,867           10,457
         Dilutive effect of stock options
          and warrants (i)                                                                    430
                                                --------------    --------------       ----------
         Weighted average shares

          outstanding, diluted                          11,401            10,867           10,887

         Diluted earnings (loss)
          per share (i)                           $     (1.95)       $     (.19)       $      .31


11.      Common Stock, stock options and warrants (Continued)

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

(i) For the years ended December 31, 1999 and 1998, presentation of the dilutive effect of stock options and warrants, which totaled 821,000 and 1,229,000, respectively, are not included since they were anti-dilutive.

(d) On May 5, 1999, the Company announced that its Board of Directors had authorized the purchase of up to 500,000 shares of the Company's common stock. During the year ended December 31, 1999, the Company repurchased 107,516 shares of its Common Stock.

12.      Business segments

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

The Optical Plastics Group, which consists of MXL, which manufactures and distributes coated and molded plastic products. For the year ended December 31, 1997 and the nine months ended September 30, 1998, the Company also had the Distribution Group, which included the operations of the Five Star, a distributor of home decorating, hardware and finishing products (see Note 3(c)). Through September 30, 1998, the "Other" segment consisted of the operations of FSP and the Company's Hydro Med Science division. Subsequent to September 30, 1998, the "Other" segment consists solely of the operations of the Hydro Med Sciences division.

Financial information for the years ended December 31, 1998 and 1997, has been restated to show all sales from the Performance Improvement segment reclassified to the Manufacturing Services, Process and Energy, and Information Technology segments. The management of the Company does not allocate the following items by segment: Investment and other income, interest expense, selling, general and administrative expenses, depreciation and amortization expense, income tax expense, significant non-cash items and long-lived assets. There are deminimis inter-segment sales. The reconciliation of gross margin to net income (loss) is consistent with the presentation on the Consolidated Condensed Statements of Operations.

The following tables set forth the sales and operating results attributable to each line of business and include a reconciliation of the groups' sales to consolidated sales and operating results to consolidated income (loss) from operations before income taxes for the periods presented (in thousands):


Years ended December 31,                         1999             1998              1997
----------------------------------------------------------------------------------------
Sales
Manufacturing Services                       $ 86,759         $ 85,605          $ 56,211
Process & Energy                               73,567           79,526            65,897
Information Technology                         53,619           43,709            18,512
Distribution                                                    64,148            82,300
Optical Plastics                               10,353           10,581            10,362
Other                                             512            1,113             1,519
----------------------------------------------------------------------------------------
                                             $224,810         $284,682          $234,801
----------------------------------------------------------------------------------------
Operating results
Manufacturing Services                       $ 10,106         $ 10,100          $  4,348
Process & Energy                                3,060           10,199             5,531
Information Technology                        (11,856)            (857)              932
Distribution                                                     1,773             2,288
Optical Plastics                                1,215            1,500             1,864
Other                                          (1,832)          (1,000)             (691)
-----------------------------------------------------------------------------------------
Total operating profit                            693           21,705            14,272
Interest expense                               (4,922)          (3,896)           (4,075)
Corporate general and administrative
 expenses, amortization of goodwill
 and Investment and other
 income, net                                  (17,064)         (18,514)           (7,467)
-----------------------------------------------------------------------------------------
Income (loss) from operations before
 income taxes                               $ (21,293)       $    (695)         $  2,730
----------------------------------------------------------------------------------------

Operating profits represent gross revenues less operating expenses. In computing operating profits, none of the following items have been added or deducted: general corporate expenses at the holding company level, restructuring charges, foreign currency transaction gains and losses, investment income, loss on investments, loss on sale of assets, amortization of goodwill and interest expense. General corporate expenses at the holding company level, which are primarily salaries, occupancy costs, professional fees and costs associated with being a publicly traded company, totaled approximately, $4,300,000, $4,250,000 and $5,246,000 for the years ended December 31, 1999, 1998 and 1997 respectively. For the years ended December 31, 1999, 1998 and 1997, sales to the United States government and its agencies represented approximately 21%, 20% and 26%, respectively, of sales and is included in the Manufacturing Services, Process and Energy and Information Technology Segments.

Additional information relating to the Company's business segments is as follows (in thousands):

December 31,                           1999             1998              1997
------------------------------------------------------------------------------
Identifiable assets
Manufacturing Services             $ 28,797         $ 31,453          $ 20,015
Process & Energy                     24,127           23,378            15,593
Information Technology               20,171           19,821             6,700
Distribution                                                            37,346
Optical Plastics                      9,835           10,330             9,961
Corporate and other                 114,188          125,923           100,997
------------------------------------------------------------------------------
                                   $197,118         $210,905          $190,612
------------------------------------------------------------------------------
Years ended December 31,               1999             1998              1997
------------------------------------------------------------------------------
Additions to property,
 plant, and equipment, net

Manufacturing Services            $     368         $  1,302          $  1,180
Process & Energy                        377              413                52
Information Technology                1,081              484               575
Distribution                                              87               275
Optical Plastics                        856            2,077               939
Corporate and other                     277              121               193
------------------------------------------------------------------------------
                                   $  2,959         $  4,484          $  3,714
------------------------------------------------------------------------------

Years ended December 31,                1999             1998              1997
-------------------------------------------------------------------------------
Depreciation
Manufacturing Services            $    1,273         $    580          $    590
Process and Energy                       681              242               426
Information Technology                 1,260              232                77
Distribution                                              339               676
Optical Plastics                         487              300               496
Corporate and other                       74               28                48
-------------------------------------------------------------------------------
                                    $  3,775         $  1,721           $ 2,313
-------------------------------------------------------------------------------

Identifiable assets by industry segment are those assets that are used in the Company's operations in each segment. Corporate and other assets are principally cash and cash equivalents, marketable securities and intangibles, including goodwill.

Information about the Company's net sales in different geographic regions, which are attributed to countries based on location of customers, is as follows (in thousands):

                                                Year ended December 31,
                                     1999          1998           1997
                                  ---------     ---------      -------

United States                   $ 175,185      $250,115       $234,702
Canada                             25,309        16,458
United Kingdom                     17,127        14,972
Latin America and other             7,189         3,137             99
                                ---------     ---------   ------------
                                 $224,810      $284,682       $234,801
                                 --------      --------       --------

Information about the Company's identifiable assets in different geographic regions is as follows (in thousands):

                                                    December 31,
                                       1999              1998             1997
                                  ------------       -----------     ---------
United States (a)                  $180,057          $191,905         $190,612
Canada                                9,533            10,085
United Kingdom                        5,087             6,695
Latin America and other               2,441             2,220
                                  ---------        ----------
                                   $197,118          $210,905         $190,612
                                   --------          --------         --------

(a) All intangible assets of the Company, as well as other corporate assets are assumed to be in the United States.

13.      Fair value of financial instruments

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

The estimated fair value for the Company's debt is as follows (in thousands):


                                  December 31, 1999                 December 31, 1998
                            Carrying          Estimated        Carrying          Estimated
                               amount        fair value          amount         fair value

8% Swiss Bonds due 2000       $ 2,175           $ 1,957          $ 2,359           $ 2,123
5% Convertible Bonds                                               1,858             1,728
Other long-term debt            2,082             2,082            2,529             2,529
Term Loan                      14,063            14,063           14,813            14,813


Limitations. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

14.      Accounting for certain investments in debt and equity securities

The   gross   unrealized   holding   gains   (losses)   and   fair   value   for
available-for-sale securities were as follows (in thousands): Gross unrealized holding

                                        cost     gains   (losses)    fair value
-------------------------------------------------------------------------------
Available-for-sale equity securities:

December 31, 1999                   $    502    $    6   $    (61)    $     447
-------------------------------------------------------------------------------
December 31, 1998                    $ 2,195    $2,183   $   (485)    $   3,893
-------------------------------------------------------------------------------
December 31, 1997                    $ 2,393    9,641    $             $ 12,034
-------------------------------------------------------------------------------

Differences between cost and market of $(58,000), $937,000 and $6,630,000, net of taxes at December 31, 1999, 1998 and 1997, respectively, were credited to a separate component of shareholders' equity called Accumulated other comprehensive income (loss).

15.      Restructuring

         During 1999, the Company adopted restructuring plans which primarily relate to its Information Technology (IT) Business segment. The Company has taken the steps in order to change the focus of the IT group from open enrollment information technology training courses to project oriented work for corporations, which is consistent with the focus of GP's current business. In connection with the restructuring, the Company closed, downsized, or consolidated 7 offices in the United States, 10 offices in Canada and 5 offices in the United Kingdom (UK), and has terminated approximately 156 employees.

         In connection with the restructuring, the Company has recorded a restructuring charge of $7,374,000. During the year ended December 31, 1999, the Company expended $2,754,000. Of the remaining unexpended amount at December 31, 1999, $1,884,000 is included in Accounts payable and accrued expenses and $2,736,000 is included in Other non-current liabilities in the Consolidated Balance Sheet. The components of the restructuring charge are as follows (in thousands):


                        Severance        Present Value        Other facility
                      and related      of future lease          related
                      benefits           costs                   costs                 Total
                      -----------      ---------------       ---------------         -------
Initial balance         $ 1,555           $ 5,237              $    582              $ 7,374
Utilization               1,266             1,031                   457                2,754
                       --------           -------             ---------             --------
Balance at

December 31, 1999      $    289           $ 4,206              $    125              $ 4,620
                       ========           =======              ========              =======

         Remaining amounts that have been accrued for severance and related benefits will be expended by March 31, 2000. The present value of future lease obligations is net of assumed sublets. Other facility-related costs will be expended through the remainder of 2000.

         In connection with the restructuring, the Company has incurred write-offs of inventory and other assets related to certain revenue producing activities which are being exited as part of the restructuring ($3,984,000), which are included in Cost of sales in the Consolidated Statement of Operations. In addition, GP has incurred charges related to write-offs of assets related to certain revenue producing activities which are being exited as a result of the restructuring ($4,437,000), which are included in Selling, general and administrative expenses in the Consolidated Statement of Operations.

16.      Related party transactions

(a) At December 31, 1999 and 1998, the Company had loans receivable from an officer who is the President and Chief Executive Officer and a director of the Company in the amount of approximately $2,817,000 and $1,742,000, respectively. The officer primarily utilized the proceeds of such loans to exercise options to purchase an aggregate of 408,512 shares of Class B Capital Stock. During the first quarter of 2000, the Company made additional loans to such officer in the amount of approximately $1,280,000 to purchase an aggregate of 150,000 shares of Class B Capital Stock. Such loans bear interest at the prime rate of Fleet Bank and are secured by the purchased Class B Capital Stock and certain other assets. All the loans, and accrued interest are due on May 31, 2004. In addition, in prior years, the Company made unsecured loans to such officer in the amount of approximately $480,000, which unsecured loans primarily bear interest at the prime rate of Fleet Bank.

         During the first quarter of 1999, the Company purchased 43,593 shares of Common Stock from such officer for a purchase price of approximately
$828,000. The officer utilized the proceeds from such sale to reduce his outstanding indebtedness to the Company and the Company retired such 43,593 shares as treasury stock.

(b) In December 1998 the Company incurred a $1,500,000 expense (consisting of cash and common stock) in connection with a termination agreement between the Company and a senior executive officer. This amount is included in Selling, general and administrative expense in the accompanying Consolidated Statement of Operations.

17.      Commitments and contingencies

(a) The Company has several noncancellable leases for real property, machinery and equipment and certain manufacturing facilities. Such leases expire at various dates with, in some cases, options to extend their terms. Lease commitments related to facilities closed as part of the restructuring (see Note
15) are not included below.

Minimum rentals under long-term operating leases are as follows (in thousands):

                       Real                 Machinery &
                    property                  equipment                Total
----------------------------------------------------------------------------
2000                 $ 8,709                    $ 1,477               $10,186
2001                   7,720                        646                 8,366
2002                   6,880                        339                 7,219
2003                   4,122                        105                 4,227
2004                   3,040                         17                 3,057
After 2004            15,250                                           15,250
-----------------------------------------------------------------------------
Total                $45,721                    $ 2,584               $48,305
-----------------------------------------------------------------------------

Several of the leases contain provisions for rent escalation based primarily on increases in real estate taxes and operating costs incurred by the lessor. Rent expense for real and personal property was approximately $12,842,000, $10,943,000 and $7,603,000 for 1999, 1998 and 1997, respectively.

(b) Options were issued in 1994 and prior to certain officers of Duratek and the Company for the purchase of Duratek common stock owned by the Company at prices ranging from $1.75 to $3.50 per share. At December 31, 1999, 49,000 options are outstanding and exercisable. These options expire through 2001.

(c) The Company had guaranteed $1,800,000 of GSES' debt pursuant to its credit facility in return for warrants to purchase 150,000 shares of GSES common stock which expire August 17, 2003 at an exercise price of $2.38 per share. On March 23, 2000, GSES terminated its old credit facility and obtained a new credit facility. The Company received an additional 150,000 shares of GSES common stock which expire on March 23, 2005 at an exercise price of $7.50 per share in consideration of continuing its guarantee of a maximum of $1,800,000 through March 2003.

(d) The Company has guaranteed the leases for two of Five Star's warehouses totaling approximately $1,288,000 per year through 2007.

(e) The Company is party to several lawsuits and claims incidental to its business, including claims regarding environmental matters, one of which is in the early stages of investigation. Management believes that the ultimate liability, if any, will not have a material adverse effect on the Company's consolidated financial statements.

18.      Subsequent events

(a) On February 11, 2000, the Company terminated its previously announced merger agreement with VS&A Communications Partners III, L.P. ("VS&A"), an affiliate of Veronis, Suhler & Associates Inc., pursuant to which holders of outstanding shares of the Company would have received $13.75 per share, payable in cash.

VS&A had informed the Company that it believed that the Company suffered a material adverse change in the fourth quarter of 1999 and that the conditions to VS&A's obligation to consummate the merger contemplated by the merger agreement therefore may not be fulfilled. VS&A also said that it did not intend to waive the conditions to its obligation. Since certain members of the Company's management were participating in the proposed VS&A merger, the Special Negotiating Committee of the Board of Directors, which evaluated and recommended the proposed VS&A merger, was empowered to consider the Company's options.

The Committee and its advisors attempted to negotiate an alternative transaction with VS&A, but were unable to do so on acceptable terms. The Committee also determined that prompt action was necessary to preserve value for the Company's stockholders and that it would be imprudent to continue with the proposed VS&A merger given that there would be no assurance that VS&A would have an obligation to close. Therefore, the Committee unanimously recommended that the proposed VS&A merger be terminated. The Board of Directors agreed that this was the best course of action for the Company's stockholders, and believed that this early termination enabled senior management and the Board of Directors to focus their efforts on improving core operations, as well as continuing sales of non-core assets.

To induce VS&A to agree to the immediate termination of the merger agreement and to give the Company a general release, on February 11, 2000, the Company issued to VS&A, as partial reimbursement of the expenses incurred by it in connection with the merger agreement, 83,333 shares of the Company's Common Stock and an 18-month warrant to purchase 83,333 shares of the Company's Common Stock at a price of $6.00 per share. The consideration was valued at $686,000, and is included in Selling, General and administrative expenses in the December 31, 1999 consolidated statement of operations.

(b) On February 11, 2000, an affiliate of Andersen, Weinroth & Co., L.P.("Andersen Weinroth") purchased 200,000 shares of the Company's Class B Capital Stock for $6.00 per share pursuant to a subscription agreement for an aggregate cost of $1,200,000. In addition, G. Chris Andersen joined the Board of Directors of the Company. Mr. Andersen is a general partner of Andersen Weinroth.


GP Strategies                                   Supplementary Data
Corporation
and Subsidiaries

SELECTED QUARTERLY FINANCIAL DATA

(unaudited)                                                (in thousands, except per share data)
------------------------------------------------------------------------------------------------
                                                                            three months ended
----------------------------------------------------------------------------------------------
                       March 31,      June 30,    Sept. 30,          Dec. 31,      March 31,    June 30,    Sept. 30,    Dec. 31,
                         1999          1999         1999               1999         1998        1998         1998           1998
--------------------------------------------------------------------------------------------------------------------------------
Sales                    $65,929       $56,766      $53,258          $48,857      $62,859       $70,910      $86,182      $64,731
Gross margin               9,857         4,914        7,236            4,372        9,465        10,663       11,510       10,355
Net income (loss)          2,612       (10,181)      (1,822)         (12,814)       1,791         2,263       (6,566)         451

Net income (loss)
  per share:

Basic                        .23         (.90)        (.16)           (1.12)          .17           .21        (.60)          .04
Diluted                      .21         (.90)        (.16)           (1.12)          .15           .18        (.60)          .04
--------------------------------------------------------------------------------------------------------------------------------


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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

   (a)(1)The following financial statements are included in Part II, Item 8. Financial Statements and Supplementary Data:

                FINANCIAL STATEMENTS OF GP STRATEGIES CORPORATION
                AND SUBSIDIARIES:

                                                                      Page

Independent Auditors' Report                                           31

Financial Statements:

Consolidated Balance Sheets -
December 31, 1999 and 1998                                             32

Consolidated Statements of Operations -
Years ended December 31, 1999, 1998 and 1997                           34

Consolidated Statements of Changes in Stockholders' Equity -
Years ended December 31, 1999, 1998 and 1997                           35

Consolidated Statements of Cash Flows -
Years ended December 31, 1999, 1998 and 1997                           37

Notes to Consolidated Financial Statements                             39

(a)(2) Financial Statement Schedules

Schedule II - Validation and Qualifying Accounts                       i

           Independent Auditor's Report                                ii

(a)(3) Exhibits

       Consent of KPMG LLP, Independent Auditors                       *

(b) On October 7, 1999, the Registrant filed a Report on Form 8-K with respect to the Agreement and Plan of Merger, dated as of October 6, 1999, by and among the Registrant, VS&A Comunications Partners III, L.P., VS&A-GP, L.L.C. and VS&A-GP Acquisition, Inc.

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

Dated: April 14, 2000

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

Sheldon L. Glashow                          Director

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES


                                   SCHEDULE II

Valuation and qualifying accounts (in thousands)

                                                                  Additions

                                              Balance at           Charged to                            Balance at
                                               Beginning           Costs &                               End of
                                             of Period            Expenses             Deductions(a)     Period

Year ended December 31, 1999:

 Allowance for doubtful accounts (b)           $ 1,733              $ 2,630                 $(1,458)      $ 2,905



Year ended December 31, 1998:

 Allowance for doubtful accounts (b)           $ 2,782              $   879                 $(1,928)      $ 1,733



Year ended December 31, 1997:

 Allowance for doubtful accounts (b)           $ 2,155              $ 1,608                 $  (981)      $ 2,782



(a) Write-off of uncollectible accounts, net of recoveries and sale of certain assets.

(b) Deducted from related asset on Balance Sheet.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
GP Strategies Corporation

Under date of March 28, 2000, except as to the third paragraph of Note 5 which is as of April 12, 2000, we reported on the consolidated balance sheets of GP Strategies Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in the Annual Report on Form 10-K for the year ended 1999. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

New York,  New York
March 27, 2000,  except as to
the third  paragraph of Note 5
which is as of April 12, 2000.

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

3.2                       Amended and Restated By-Laws of the
                          Registrant.  Incorporated herein by
                          reference to Exhibit 1 of the Registrant's
                          Form 8-K filed on September 1, 1999.

10.1 1973 Non-Qualified Stock Option Plan of the Registrant, as amended on October 6, 1999*.

10.2 Employment Agreement, dated as of June 1, 1999, between the Registrant and Jerome I. Feldman. Incorporated herein by reference to Exhibit 10 of the Registrant's Form 10-Q for the second quarter ended June 30, 1999.

10.3 Employment Agreement, dated as of July 1, 1999, between the Registrant and Scott N. Greenberg. Incorpo-rated herein by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the third quarter ended September 30, 1999

10.4 Employment Agreement, dated as of July 1, 1999, between the General Physics Corporation and John C. McAuliffe. Incorporated herein by reference to Exhibit
                          10.2 of the Registrant's Form 10-Q for the third quarter ended September 30, 1999

10.5 Agreement and Plan of Merger, dated as of October 6, 1999, by and among the Registrant, VS&A Communications Partners III, L.P., VS&A-GP, L.L.C., and VS&A-GP Acquisition, Inc. Incorporated herein by reference to Exhibit 10 of the Registrant's Form 8-K filed on October 7, 1999


10.6 Termination of Merger Agreement, dated February 11, 2000, to the Agreement and Plan of Merger dated as of October 6, 1999, by and among the Registrant, VS&A Communica- tions Partners III, L.P., VS&A Communications Parallel Partners III, L.P., VS&A-GP, L.L.C. and VS&A-GP Acquisitions, Inc. Incorporated herein by reference to
                          Exhibit 10 of the Registrants Form 8-K
                          filed on February 14, 2000.

10.7 Registrant's 401(k) Savings Plan, dated January 29, 1992, effective March 1, 1992. Incorporated herein by reference to Exhibit
                          10.12 of the Registrant's Annual Report on
                          Form 10-K for the year ended December 31, 1991.

10.8 Asset Purchase Agreement, dated as of June 3, 1998, by and among SHL Systemhouse Co., MCI Systemhouse Corp., SHL Computer Innovations Inc., SHL Technology Solutions Limited and General Physics Corporation. Incorporated herein by reference to Exhibit
                          10.1 of the Registrant's Form 8-K dated
                          June 29, 1998.

10.9 Preferred Provider Agreement, dated as of June 3, 1998, by and among SHL Systemhouse Co., MCI Systemhouse Corp., SHL Computer Innovations Inc., SHL Technology Solutions Limited and General Physics Corporation. Incorporated herein by reference to Exhibit
                          10.2 of the Registrant's Form 8-K dated
                          June 29, 1998.

10.10 Credit Agreement dated as of June 15, 1998, by an among the Registrant, General Physics Canada Ltd., Key Bank, N.A., Mellon Financial Services Corporation, Summit Bank, The Dime Savings Bank of New York, FSB, and Fleet Bank, National Association, as Agent, as Issuing Bank and as Arranger. Incorporated herein by reference to the Registrant's Form 8-K dated June 29, 1998.

10.11 Commitment Letter dated April 12, 2000 by an among the Registrant, General Physics Canada Ltd., Key Bank, N.A., Mellon Financial Services Corporation, Summit Bank, The Dime Savings Bank of New York, FSB, and Fleet Bank, National Association, as Agent, as Issuing Bank and as Arranger.*

10.12 Asset Purchase Agreement dated as of July 13, 1998, between the Registrant's wholly-owned subsidiary, General Physics Corporation and The Deltapoint Corporation. Incorporated herein by reference to the Registrant's Form 8-K dated July 27, 1998.

10.13 Asset Purchase Agreement dated as of August 31, 1998, between American Drug Company and Five Star Group, Inc. Incorporated herein by reference to Exhibit 10 to American Drug Company's Form 8-K dated September 15, 1998.

10.14 Rights Agreement, dated as of June 23, 1997, between National Patent Development Corporation and Harris Trust Company of New York, as Rights Agent, which includes, as Exhibit A thereto, the Resolution of the Board of Directors with respect to Series A Junior Participating Preferred Stock, as Exhibit B thereto, the form of Rights Certificate and as Exhibit C thereto the form of Summary of Rights. Incorporated herein by reference to Exhibit 4.1 of the Registrant's Form 8-K filed on July 17, 1997.

10.15 Amendment, dated as of July 30, 1999, to the Rights Agreement dated as of June 23, 1997, between the Registrant and Harris Trust Company of New York, as Rights
                          Agent.  Incorporated herein by reference to
                          Exhibit 4.2 of the Company's report on Form
                          8-A12B/A filed on August 2, 1999.

10.16 Amendment, dated as of December 16, 1999, to the Rights Agreement dated as of June 23, 1997, between the Registrant and Harris Trust Company of New York, as Rights
                          Agent.  Incorporated herein by reference to
                          Exhibit 4.2 of the Company's report on From
                          8-A12B/A filed on December 17, 1999.

10.17 Consulting and Severance Agreement dated December 29, 1998 between the Registrant and Martin M. Pollak. Incorporated herein by reference to Exhibit 10.10 of the Registrant's Form 10K for the year ended December 31, 1998.


10.18 Agreement dated, December 29, 1998, among the Registrant, Jerome I. Feldman and Martin M. Pollak. . Incorporated herein by reference to Exhibit 10.11 of the Registrant's Form 10K for the year ended December 31, 1998.


10.19 Amendment No. 1, dated March 22, 1999, to Agreement dated December 29, 1998 among the Registrant, Jerome I. Feldman and Martin M. Pollak. . Incorporated herein by reference to Exhibit 10.12 of the Registrant's Form 10K for the year ended December 31, 1998.

10.20 Agreement dated September 22, 1999 among GP Strategies Corporation, Jerome I. Feldman and Martin M. Pollak. Incorporated herein by reference to Exhibit 9 of Jerome I. Feldman's Amendment No. 1 to Schedule 13D filed on September 27, 1999.

10.21 Stockholders Agreement dated February 11, 2000, among the Registrant, Andersen Weinroth & Co., L.P. and Jerome I. Feldman. Incorporated herein by reference to Exhibit 16 of Jerome I. Feldman's Amendment No. 5 to Schedule 13D filed on February 23, 2000

18                        Not Applicable

19                        Not Applicable

20                        Not Applicable

21                        Subsidiaries of the Registrant*

22                        Not Applicable

23                        Consent of KPMG LLP, Independent Auditors*

27                        Financial Data Schedule*

28                        Not Applicable

* Filed herewith.