Form 10-Q
period 2000-03-31
GP STRATEGIES CORP
filed 2000-05-15
CIK 70415

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended March 31, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the transition period from                         to
                              -------------------------------------------------

Commission File Number:                     1-7234
                       --------------------------------------------------------

                            GP STRATEGIES CORPORATION

             (Exact Name of Registrant as Specified in its Charter)

Delaware                                                   13-1926739
-------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization                             Identification No.)

9 West 57th Street, New York, NY                               10019
-------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip code)
(212) 826-8500

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period) that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.

                  Yes      X                         No
                              --------------


Number of shares outstanding of each of issuer's classes of common stock as of April 25, 2000:

Common Stock                                 11,305,713 shares
Class B Capital                                 800,000 shares

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                    Page No.

Part I.  Financial Information

         Consolidated Condensed Balance Sheets -
             March 31, 2000 and December 31, 1999                       1

         Consolidated Condensed Statements of Operations-
             Three Months Ended March 31, 2000 and 1999                 3

         Consolidated Condensed Statements of Cash Flows -
             Three Months Ended March 31, 2000 and 1999                 4

         Notes to Consolidated Condensed Financial

             Statements                                                 6

         Management's Discussion and Analysis of Financial

             Condition and Results of Operations                       16

         Qualification Relating to Financial Information               22

Part II. Other Information                                             23

Signatures                                                             24

                          PART I. FINANCIAL INFORMATION

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (in thousands)

                                                       March 31,   December 31,
                                                         2000         1999
                                                       --------    --------
                 ASSETS                              (unaudited)      *

Current assets

Cash and cash equivalents                              $  4,213    $  4,068
Accounts and other receivables                           45,201      55,385
Inventories                                               2,073       1,888
Costs and estimated earnings
 in excess of billings on uncompleted contracts          14,624      14,238
Prepaid expenses and other current assets                 3,160       3,853
                                                       --------    --------

Total current assets                                     69,271      79,432
                                                       --------    --------

Investments and advances                                 17,714      16,557
                                                       --------    --------

Property, plant and equipment, net                       12,430      13,658

Intangible assets, net of accumulated amortization
 of $40,000 and $38,986                                  78,804      79,818
                                                       --------    --------
Deferred tax asset                                        3,990       3,990
                                                       --------    --------
Other assets                                              3,548       3,663
                                                       --------    --------
                                                       $185,757    $197,118
                                                       ========    ========



* The Consolidated Condensed Balance Sheet as of December 31, 1999 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.

   See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                 (in thousands)

                                                        March 31,   December 31,
                                                         2000         1999
                                                        --------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY                   (unaudited)        *

Current liabilities

Current maturities of long-term debt                    $  3,501    $    3,668
Short-term borrowings                                     34,755        40,278
Accounts payable and accrued expenses                     20,451        25,634
Billings in excess of costs and estimated
 earnings on uncompleted contracts                         8,848         9,998
                                                        --------      --------

Total current liabilities                                 67,555        79,578
                                                        --------     ---------

Long-term debt less current maturities                    14,520        14,822
                                                        --------     ---------

Other non-current liabilities                              2,437         2,736

Stockholders' equity

Common stock                                                 115           115
Class B capital stock                                          8             5
Additional paid in capital                               172,850       170,011
Accumulated deficit                                      (63,355)      (61,602)
Accumulated other comprehensive income (loss)                635          (817)
Note receivable from stockholder                          (4,095)       (2,817)
Treasury stock, at cost                                   (4,913)       (4,913)
                                                        --------     ---------
Total stockholders' equity                               101,245        99,982
                                                        --------     ---------
                                                        $185,757      $197,118
                                                        ========      ========

* The Consolidated Condensed Balance Sheet as of December 31, 1999 has been summarized from the Company's audited Consolidated Balance sheet as of that date.

   See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                      (in thousands, except per share data)

                                                            Three months

                                                            ended March 31,
                                                     --------------------------
                                                        2000             1999
                                                     ---------        -------

Sales                                              $  47,800        $  65,929
Costs of sales                                        43,438           56,072
                                                   ---------         --------
Gross margin                                           4,362            9,857

Selling, general and administrative expenses          (5,291)          (6,018)

Interest expense                                      (1,290)            (951)

Investment and other income, net                         331              479

Gain on trading securities                               331               25
                                                  ----------       ----------

Income (loss) before income taxes                     (1,557)           3,392

Income tax expense                                      (196)            (780)
                                                  ----------       ----------

Net income (loss)                                 $   (1,753)       $   2,612
                                                  ==========        =========

Net income (loss) per share
Basic                                             $    (.15)      $       .23
                                                 ----------       -----------
Diluted                                                (.15)              .21
                                                 ----------       -----------




   See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (in thousands)

                                                    Three months ended March 31,
                                                   ----------------------------
                                                              2000        1999
                                                           --------     -------
Cash flows from operating activities:

Net income (loss)                                          $(1,753)    $ 2,612
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
Issuance of stock for profit incentive plan                    364         321
Depreciation and amortization                                1,949       1,771
Gain on trading securities                                    (331)        (25)
Equity gain on investments                                     (25)       (335)
Proceeds from sale of trading securities                       429          50
Changes in other operating items                             3,674     (10,484)
                                                           -------     -------
Net cash provided by (used in) operating activities          4,307      (6,090)
                                                           -------     -------

Cash flows from investing activities:

Additions to property, plant and equipment                    (127)     (1,501)
Proceeds from disposal of fixed assets                         507
Reduction in (additions to) investments and
 other assets, net                                               5       2,290
                                                           -------     -------
Net cash provided by investing activities                      385         789
                                                           -------     -------

Cash flows from financing activities:

Net (repayments of) proceeds from short-term borrowings     (5,523)      7,000
Proceeds from note receivable                                              828
Payments of long-term debt                                    (469)       (345)
Exercise of common stock options and warrants                              814
Proceeds from sale of Class B Stock                          1,200
Repurchase of treasury stock                                            (1,087)
                                                            -------    --------
Net cash (used in) provided by financing activities         (4,792)      7,210
                                                            -------    --------
Effect of exchange rate
 changes on cash and cash equivalents                          245         (28)
                                                            -------    --------

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

                                 (in thousands)

                                                          Three months
                                                         ended March 31,
                                                     2000           1999
                                                  --------         ------

Net increase in cash and cash
 equivalents                                      $   145         $ 1,881
Cash and cash equivalents at the
 beginning of the periods                           4,068           6,807
                                                  -------          ------
Cash and cash equivalents at the end
 of the periods                                   $ 4,213         $ 8,688
                                                  -------          ------

Supplemental disclosures of cash flow information:

Cash paid during the periods for:

 Interest                                         $ 1,502           1,197
                                                  =======           =====
 Income taxes                                     $   168          $  439
                                                  =======          ======




   See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       Earnings per share

         Earnings (loss) per share (EPS) for the periods ended March 31, 2000 and 1999 are as follows (in thousands, except per share amounts):

                                                           Three months
                                                          ended March 31,

                                                        2000           1999
                                                      --------       ------
Basic EPS

         Net income (loss)                          $ (1,753)      $  2,612
         Weighted average shares
          outstanding                                 11,813         11,237
         Basic earnings (loss) per share            $  (.15)       $    .23
                                                   --------        --------

Diluted EPS

         Net income (loss)                          $ (1,753)      $  2,612

         Weighted average shares
          outstanding                                 11,813         11,237
         Dilutive effect of stock options
         and warrants                                                1,469
                                                   ----------       --------
         Weighted average shares

          outstanding, diluted                        11,813         12,706
                                                     -------        -------

         Diluted earnings (loss) per share         $   (.15)     $      .21
                                                   --------      ----------

         Basic earnings per share is based upon the weighted average number of common shares outstanding, including Class B common shares, during the period. Class B common stockholders have the same rights to share in profits and losses and liquidation values as common stock holders. Diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, assuming the issuance of common shares for all dilutive potential common shares outstanding. In 2000, even though the Company still has stock options and warrants outstanding, diluted earnings per share is the same as basic earnings per share due to the Company's net loss, which makes the effect of such securities anti-dilutive.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

2.       Long-term debt

         Long-term debt consists of the following (in thousands):

                                           March 31,                December 31,
                                              2000                      1999
                                           ---------                 -------
8% Swiss bonds due June 2000             $   2,125                 $   2,175
Term loan                                   13,875                    14,063
Senior subordinated debentures                 817                       844
Other                                        1,204                     1,408
                                         ---------                 ---------
                                            18,021                    18,490
Less current maturities                     (3,501)                   (3,668)
                                         ---------                ----------
                                          $ 14,520                  $ 14,822
                                          ========                  ========

3.       Comprehensive income (loss)

The following are the components of comprehensive income (loss) (in thousands):

                                                       Three months ended
                                                     March 31,       March 31,
                                                        2000           1999
                                                     ---------      -------
Net income (loss)                                   $ (1,753)      $  2,612
                                                    --------       --------

Other comprehensive income (loss) before tax:
 Net unrealized gain (loss) on
  available-for-sale-securities                        1,264            200
 Foreign currency translation adjustment                 245            (28)
                                                  ----------       ---------
 Other comprehensive income (loss),
 before tax                                            1,509            172
                                                   ---------       --------
 Income tax expense relating to items
  of other comprehensive income                          (57)           (67)
                                                 -----------       ---------
 Comprehensive income (loss), net of tax          $     (301)      $  2,717
                                                  ==========       ========

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

3.       Comprehensive income (loss) (Continued)

The components of accumulated other comprehensive income (loss) are as follows:

                                                 March 31,        December 31,
                                                   2000              1999
                                                ---------         -------
Net unrealized gain (loss) on
 available-for-sale-securities                   $  1,209       $      (55)
Foreign currency translation adjustment              (514)            (759)
                                                ---------        ---------
Accumulated other comprehensive income
 (loss) before tax                                    695             (814)
Accumulated income tax expense related to
 items of other comprehensive income                  (60)              (3)
                                               ----------      -----------
Accumulated other comprehensive income
 (loss), net of tax                             $     635        $    (817)
                                                =========        =========

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

4.       Credit agreement

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

         Due to the Company's restructuring charges and operating losses in 1999 and the operating loss in the first quarter of 2000, the Company is in default with respect to the financial covenants in its credit agreement. The Company and its lenders entered into an agreement dated as of April 12, 2000, providing for waivers of compliance with such covenants as of September 30, 1999, December 31, 1999 and March 31, 2000. Effective April 12, 2000, the Company and its lenders entered into a binding commitment to enter into an Amended and Restated Credit Agreement (the "Amended Agreement") on the terms and conditions described below. The Amended Agreement will reduce the commitment pursuant to the revolving facility to $50,000,000 (subject to borrowing base limitations specified in the Amended Agreement), however the Amended Agreement did not change the payment terms or expiration date of the Company's current outstanding term loan in the amount of $13,875,000. The interest rates increased on both the revolving facility and the term loan to prime plus 1.25% (increased from .50%) and Eurodollar plus 2.75% (increased from 2.00%). The Amended Agreement provides for additional security consisting of certain real property and all marketable securities owned by the Company and its subsidiaries. The Amended Agreement contains certain restrictive covenants, including the prohibition on future acquisitions, and provides for mandatory prepayment upon the occurrence of certain events. The Amended Agreement contains revised minimum net worth, fixed charge coverage, EBITDA and consolidated liabilities to tangible net worth covenants. Although there can be no assurance, the Company anticipates that it will satisfy the revised covenants. If the Amended Agreement had been in effect at March 31, 2000, the Company would have had approximately $7,000,000 available to be borrowed under the Amended Agreement, as opposed to the $30,245,000 available at March 31, 2000 under the original agreement.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

5.       Business segments

         The operations of the Company currently consist of the following four business segments, by which the Company is managed.

         The Company's principal operating subsidiary is General Physics Corporation (GP). GP is a performance improvement company that assists productivity driven organizations to maximize workforce performance by integrating people, processes and technology. GP is a total solutions provider for strategic training, engineering, consulting and technical support services to Fortune 500 companies, government, utilities and other commercial customers. GP operates in three business segments. The Manufacturing Services Group provides technology based training to leading companies in the automotive, steel and food and beverage industries, as well as to the government sector. The Process & Energy Group provides engineering, consulting and technical training to the power, chemical, energy and pharmaceutical industries as well as government facilities. The Information Technology Group provides information training programs and solutions, including Enterprise Solutions and comprehensive career training and transition programs.

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

5.       Business segments (continued)

         The following tables set forth the sales and gross margin of each of the Company's operating segments (in thousands):

                                                Three months ended
                                                     March 31,

                                          2000                      1999
                                       ---------                 -------

Sales

Manufacturing Services                 $15,860                   $19,491
Process & Energy                        21,134                    26,898
Information Technology                   7,748                    16,606
Optical Plastics                         2,958                     2,729
Other                                      100                       205
                                       -------                 ---------
                                       $47,800                   $65,929
                                       -------                   -------

Gross margin

Manufacturing Services                 $ 1,822                   $ 4,047
Process & Energy                         2,677                     4,018
Information Technology                   ( 818)                      954
Optical Plastics                           794                       716
Other                                     (113)                      122
                                       -------                 ---------
                                       $ 4,362                   $ 9,857
                                       -------                   -------

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

5.       Business segments (continued)

Information about the Company's net sales in different geographic regions, which are attributed to countries based on location of customers, is as follows (in thousands):

                                                 Three months ended
                                                     March 31,

                                           2000                      1999
                                        ---------                 -------

United States                          $ 40,028                  $ 51,270
Canada                                    3,105                     8,329
United Kingdom                            3,638                     4,784
Latin America and other                   1,029                     1,546
                                       --------                 ---------
                                       $ 47,800                  $ 65,929
                                       --------                  --------

         Information about the Company's identifiable assets in different geographic regions, is as follows (in thousands):

                                        March 31,               December 31,
                                           2000                      1999
                                       -----------              ---------
United States                          $171,357                  $180,057
Canada                                    8,608                     9,533
United Kingdom                            3,642                     5,087
Latin America and other                   2,150                     2,441
                                       --------                 ---------
                                       $185,757                  $197,118
                                       --------                  --------

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

6.       Restructuring

         During 1999, the Company adopted restructuring plans which primarily relate to its Information Technology (IT) business segment. The Company has taken the steps in order to change the focus of the IT group from open enrollment information technology training courses to project oriented work for corporations, which is consistent with the focus of GP's current business. In connection with the restructuring, the Company closed, downsized, or consolidated 7 offices in the United States, 10 offices in Canada and 5 offices in the United Kingdom (UK), and terminated approximately 156 employees.

         In connection with the restructuring, the Company recorded a restructuring charge of $7,374,000 in 1999. During the period ended March 31, 2000 and the year ended December 31, 1999, the Company expended $1,059,000 and $2,754,000, respectively. Of the remaining unexpended amount at March 31, 2000 and December 31, 1999, $1,124,000 and $1,884,000, respectively, was included in Accounts payable and accrued expenses and $2,437,000 and $2,736,000, respectively was included in Other non-current liabilities in the Consolidated Balance Sheet. The components of the restructuring charge are as follows (in thousands):


                                 Severance        Present Value        Other facility
                                 and related      of future lease          related
                                 benefits           costs                   costs            Total
                                 -----------      ---------------      -------------         -----

Balance December 31, 1999        $   289              $ 4,206            $    125          $ 4,620
Utilization                         (183)                (876)                              (1,059)
                                  -------              -------          ----------          -------
Balance

March 31, 2000                   $    106              $ 3,330           $    125          $ 3,561
                                 ========              =======           ========          =======

         Remaining amounts that have been accrued for severance and related benefits will be expended by September 30, 2000. The present value of future lease obligations is net of assumed sublets. Other facility-related costs will be expended through the remainder of 2000.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

7.       Termination of merger agreement

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

         To induce VS&A to agree to the immediate termination of the merger agreement and to give the Company a general release, on February 11, 2000, the Company issued to VS&A, as partial reimbursement of the expenses incurred by it in connection with the merger agreement, 83,333 shares of the Company's Common Stock and an 18-month warrant to purchase 83,333 shares of the Company's Common Stock at a price of $6.00 per share. The consideration was valued at $686,000, and was included in the December 31, 1999 consolidated statement of operations.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

8.       Class B Capital Stock

         On  February  11,  2000,  an  affiliate  of  Andersen,  Weinroth & Co.,
L.P.("Andersen Weinroth") purchased 200,000 shares of the Company's Class B Capital Stock for $6.00 per share pursuant to a subscription agreement for an aggregate cost of $1,200,000. In addition, G. Chris Andersen joined the Board of Directors of the Company. Mr. Andersen is a general partner of Andersen Weinroth.

9.       Related party transaction

         During the first quarter of 2000, the Company made loans to an officer who is the President and Chief Executive Officer and a director of the Company in the amount of approximately $1,278,000 to purchase an aggregate of 150,000 shares of Class B Capital Stock. In addition, at December 31, 1999, the Company had loans receivable from such officer in the amount of approximately
$2,817,000. The officer primarily utilized the proceeds of the prior loans to exercise options to purchase an aggregate of 408,512 shares of Class B Capital Stock. Such loans bear interest at the prime rate of Fleet Bank and are secured by the purchased Class B Capital Stock and certain other assets. All principal on the loans and accrued interest of $300,000 are due on May 31, 2004. In prior years, the Company made unsecured loans to such officer in the amount of approximately $480,000, which unsecured loans primarily bear interest at the prime rate of Fleet Bank.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

                              Results of Operations

Overview

         GP Strategies Corporation (the Company) has four operating business segments. Three of the Company's segments are managed through the Company's principal operating subsidiary, General Physics Corporation (GP), and the fourth through its operating subsidiary MXL Industries, Inc. (MXL). In addition, the Company holds a number of investments in public and privately held companies.

         GP is a performance improvement company that assists productivity driven organizations to maximize workforce performance by integrating people, processes and technology. GP is a total solution provider for strategic training, engineering, consulting and technical support services to Fortune 500 companies, government, utilities and other commercial customers. GP consists of three segments: the Information Technology (IT) Group, the Manufacturing Services Group and the Process & Energy Group. The Optical Plastics Group, which comprises MXL, manufactures molded and coated optical products, such as shields and face masks and non-optical plastic products.

         The Company had a net loss before income taxes of $1,557,000 for the quarter ended March 31, 2000 compared to net income before income taxes of $3,392,000 for the quarter ended March 31, 1999. The operating loss was primarily due to the continuing operating losses incurred by the IT Group, due to the trend of reduced revenue on a quarterly basis which began in 1999, and has continued through the first quarter of 2000. In addition, the Manufacturing Services and Process & Energy Group's also had reduced operating profits due to reduced sales and gross margin percentage in the quarter ended March 31, 2000, compared to the quarter ended March 31, 1999. However, sales within the Manufacturing Services and Process & Energy Groups were slightly higher in the first quarter of 2000, as compared to the fourth quarter of 1999.

         In addition, the Process & Energy and Manufacturing Services Groups had increased investments in internal training and business development during the first quarter of 2000. The Company is focusing its business development activities in 2000 on a major branding campaign, to increase the name recognition of GP, as well as plant launch services, e-Learning and the area of learning resource management. The Company believes that these investments in business development are an integral part in its effort to increase its revenues and gross margin percentage.

         The Company believes that the strategic initiatives and cost cutting moves taken in the fourth quarter of 1999 and the first quarter of 2000 will enable the IT Group to return to profitability in the last six months of 2000. If such plans are not successful, the Company may need to take other steps as yet not determined. The Company continues to assess the recoverability of intangible assets and other long-lived assets related to its IT business segment and does not currently believe an impairment has occurred. However, in the event the Company's plans are not successful, there cannot be any assurance that an impairment charge will not be required.

Sales

                                                  Three months ended
                                                      March 31,

                                             2000                      1999
                                          ---------                 -------
Manufacturing Services                    $15,860                   $19,491
Process & Energy                           21,134                    26,898
Information Technology                      7,748                    16,606
Optical Plastics                            2,958                     2,729
Other                                         100                       205
                                          -------                 ---------
                                          $47,800                   $65,929
                                          -------                   -------

         For the quarter ended March 31, 2000, consolidated sales decreased by $18,129,000 to $47,800,000 from $65,929,000 in the corresponding quarter of 1999. The reduced sales occurred within all segments of GP. The reduced sales in the IT Group were the result of the continuing softness in the IT training business in Canada and the UK, as well as fewer opportunities within the US ERP practice. The reduced sales within the Process & Energy Group were the result of reduced product sales to utilities, due to the effect of the consolidation within the utility industry, as well as the transition of the Group's business model from OSHA and regulatory work, to GP's core business focus of workforce development and training. The reduced sales of the Manufacturing Services Group for the quarter ended March 31, 2000, was the result of revenue generated for several large jobs in 1999, that were not replaced with jobs of similar dollar value in the first quarter of 2000.

Gross margin

                                             Three months ended
                                                 March 31,
                                        -----------------------
                                    2000      %            1999        %
                                 ---------  -----       ---------     ----
Manufacturing Services           $ 1,822     11.5       $ 4,047       20.8
Process & Energy                   2,677     12.7         4,018       14.9
Information Technology             ( 818)     -             954        5.7
Optical Plastics                     794     26.8           716       26.2
Other                               (113)     -             122       59.5
                                 -------                -------
                                 $ 4,362      9.1       $ 9,857       15.0
                                 -------    -----       -------       -----

         Consolidated  gross  margin of  $4,362,000  or 9.1% of  sales,  for the quarter ended March 31, 2000, decreased by $5,495,000 compared to the consolidated gross margin of $9,857,000, or 15% of sales, for the quarter ended March 31, 1999. The reduced gross margin in 2000 occurred within all segments of GP, as a result of reduced sales and gross margin percentage. The negative gross margin incurred by the IT Group in 2000 was the result of the continued decrease in sales, and the resulting inability of the segment to cover its infrastructure and operating costs. The reduced gross margin percentage in the Process & Energy Group was primarily the result of a change in the mix of services provided, including reduced product sales, which historically generate higher gross margin percentages. The Manufacturing Services Group has a reduced gross margin percentage in 2000 compared to the first quarter of 1999, due to the lack of plant launch and other large projects, which have historically generated higher gross margins.

Selling, general and administrative expenses

         For the three months ended March 31, 2000, selling, general and administrative (SG&A) expenses were $5,291,000 compared to $6,018,000 incurred in the first quarter of 1999. The reduced SG&A in 2000 is primarily attributable to reduced costs incurred by GP due to the savings resulting from the restructuring plans which occurred in 1999. In addition, the Company continued to reduce SG&A at the corporate level.

Interest expense

         For the three months ended March 31, 2000, interest expense was $1,290,000 compared to $951,000 for the three months ended March 31, 1999. The increased interest expense in 2000 was primarily attributable to increased interest rates in the current period.

Investment and other income, net

         For the three months ended March 31, 2000, investment and other income, net was $331,000 as compared to $479,000 for the quarter ended March 31, 1999. The decrease was primarily attributable to reduced equity income recognized on investments in 20% to 50% owned investments, partially offset by increased interest income.

Income tax expense

         In the quarter ended March 31, 2000, the Company recorded an income tax expense of $196,000, which represents primarily state and local and foreign income taxes. In the quarter ended March 31, 1999, the Company recorded an income tax expense of $780,000, which represents the applicable federal, state and local and foreign tax expense.

Liquidity and capital resources

         At March 31, 2000, the Company had cash and cash equivalents totaling $4,213,000. The Company has sufficient cash and cash equivalents, marketable long-term investments and borrowing availability under existing and potential lines of credit as well as the ability to obtain additional funds from its operating subsidiaries in order to fund its working capital requirements.

         For the quarter ended March 31, 2000, the Company's working capital increased by $1,862,000 to $1,716,000, primarily reflecting the effect of reduced Short-term borrowings and Accounts payable and accrued expenses, partially offset by reduced Accounts and other receivables.

         The increase in cash and cash equivalents of $145,000 for the quarter ended March 31, 2000 resulted from cash provided by operations of $4,307,000, and investing activities of $385,000 partially offset by cash used in financing activities of $4,792,000. Cash used for financing activities consisted primarily of repayments of short-term borrowings and long-term debt, partially offset by proceeds from the sale of stock.

         Due to the Company's restructuring charges and operating losses in 1999 and the operating loss in the first quarter of 2000, the Company is in default with respect to the financial covenants in its credit agreement. The Company and its lenders entered into an agreement dated as of April 12, 2000, providing for waivers of compliance with such covenants as of September 30, 1999, December 31, 1999 and March 31, 2000. Effective April 12, 2000, the Company and its lenders entered into a binding commitment to enter into an Amended and Restated Credit Agreement (the "Amended Agreement") on the terms and conditions described below. The Amended Agreement will reduce the commitment pursuant to the revolving facility to $50,000,000 (subject to borrowing base limitations specified in the Amended Agreement), however the Amended Agreement did not change the payment terms or expiration date of the Company's current outstanding term loan in the amount of $13,875,000. The interest rates increased on both the revolving facility and the term loan to prime plus 1.25% (increased from .50%) and Eurodollar plus 2.75% (increased from 2.00%). The Amended Agreement provides for additional security consisting of certain real property and all marketable securities owned by the Company and its subsidiaries. The Amended Agreement contains certain restrictive covenants, including the prohibition on future acquisitions, and provides for mandatory prepayment upon the occurrence of certain events. The Amended Agreement contains revised minimum net worth, fixed charge coverage, EBITDA and consolidated liabilities to tangible net worth covenants. Although there can be no assurance, the Company anticipates that it will satisfy the revised covenants. If the Amended Agreement had been in effect at March 31, 2000, the Company would have had approximately $7,000,000 available to be borrowed under the Amended Agreement, as opposed to the $30,245,000 available at March 31, 2000 under the original agreement.

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 QUALIFICATION RELATING TO FINANCIAL INFORMATION

                                 March 31, 2000

         The financial information included herein is unaudited. In addition, the financial information does not include all disclosures required under generally accepted accounting principles because certain note information included in the Company's Annual Report has been omitted; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results for the 2000 interim period are not necessarily indicative of results to be expected for the entire year.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a. Exhibits

              none

           B. Reports

              Form 8-K filed on February 14, 2000 reporting event under Item 5.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                 March 31, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                          GP STRATEGIES CORPORATION

DATE: May 12, 2000                        BY:    Jerome I. Feldman
                                                 President &
                                                 Chief Executive Officer

DATE: May 12, 2000                        BY:    Scott N. Greenberg
                                                 Executive Vice President &
                                                 Chief Financial Officer