Form 10-Q
period 2000-06-30
GP STRATEGIES CORP
filed 2000-08-14
CIK 70415

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended June 30, 2000

                                       or

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

          Yes     X                                   No
              --------

Number of shares outstanding of each of issuer's classes of common stock as of August 9, 2000:

                  Common Stock                        11,971,813 shares
                  Class B Capital                        800,000 shares

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                       Page No.

Part I.    Financial Information

                Consolidated Condensed Balance Sheets -
                  June 30, 2000 and December 31, 1999                     1

                Consolidated Condensed Statements of Operations -
                  Three Months and Six Months Ended June 30,
                  2000 and 1999                                           3

                Consolidated Condensed Statements of Cash Flows -
                  Six Months Ended June 30, 2000 and 1999                 4

                Notes to Consolidated Condensed Financial

                  Statements                                              6

                Management's Discussion and Analysis of Financial

                  Condition and Results of Operations                     18

Part II.   Other Information                                              26

                  Signatures                                              27

                          PART I. FINANCIAL INFORMATION

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (in thousands)


                                                           June 30,          December 31,
                                                             2000                   1999
                                                           --------             --------
                 ASSETS                                   unaudited)                 *

Current assets

Cash and cash equivalents                                $   2,600              $  4,068
Accounts and other receivables                              47,875                55,385
Inventories                                                  1,602                 1,888
Costs and estimated earnings
 in excess of billings on uncompleted contracts             13,884                14,238
Prepaid expenses and other current assets                    7,009                 3,853
                                                        ----------            ----------

Total current assets                                        72,970                79,432
                                                         ---------                ------

Investments and advances                                    16,867                16,557

Property, plant and equipment, net                           9,745                13,658

Intangible assets, net of accumulated amortization
 of $40,754 and $38,986                                     61,784                79,818

Deferred tax asset                                           3,990                 3,990

Other assets                                                 3,471                 3,663
                                                          --------           -----------
                                                          $168,827              $197,118
                                                          ========              ========



* The Consolidated Condensed Balance Sheet as of December 31, 1999 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.

   See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                 (in thousands)

                                                  June 30,        December 31,
                                                      2000               1999
                                                  --------        -----------
LIABILITIES AND STOCKHOLDERS' EQUITY             (Unaudited)           *

Current liabilities:

Current maturities of long-term debt              $    1,377      $  3,668
Short-term borrowings                                 37,261        40,278
Accounts payable and accrued expenses                 23,973        25,634
Billings in excess of costs and estimated
 earnings on uncompleted contracts                     8,940         9,998
                                                   ---------    ----------

Total current liabilities                             71,551        79,578
                                                    --------     ---------

Long-term debt less current maturities                14,176        14,822

Other non-current liabilities                          2,218         2,736

Stockholders' equity

Common stock                                             122           115
Class B capital stock                                      8             5
Additional paid in capital                           175,818       170,011
Accumulated deficit                                  (85,921)      (61,602)
Accumulated other comprehensive loss                    (137)         (817)
Note receivable from stockholder                      (4,095)       (2,817)
Treasury stock, at cost                               (4,913)       (4,913)
                                                  ----------    ----------
Total stockholders' equity                            80,882        99,982
                                                    --------     ---------
                                                    $168,827      $197,118
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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                      (in thousands, except per share data)


                                                                 Three months                Six months
                                                                ended June 30,               ended June 30,
                                                              ----------------             ----------------
                                                             2000             1999           2000             1999
                                                           -------           -----         ------          -------

Sales                                                    $ 50,328         $ 56,766        $98,128         $122,695
Cost of sales                                              45,379           51,852         88,817          107,924
                                                         --------         --------        -------        ---------
Gross margin                                                4,949            4,914          9,311           14,771

Selling, general & administrative expenses                 (7,579)          (8,398)       (12,870)         (14,416)

Interest expense                                           (1,370)          (1,110)        (2,660)          (2,061)

Investment and other income (loss), net                       (50)             263            281              742

Gain on trading securities                                    137              539            468              564

Asset impairment charge                                   (18,474)                        (18,474)

Restructuring charges                                                       (6,312)                         (6,312)
                                                       ----------        ---------    -----------        ---------

Loss before income taxes                                  (22,387)         (10,104)       (23,944)          (6,712)

Income tax expense                                           (179)             (77)          (375)            (857)
                                                      -----------        ---------       --------        ---------

Net loss                                                 $(22,566)        $(10,181)     $ (24,319)        $ (7,569)
                                                         ========         ========      =========         ========

Net loss per share:
Basic and diluted                                     $     (1.85)       $    (.90)   $     (2.02)       $    (.67)
                                                       ===========        =========    ===========        =========

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (in thousands)



                                                                              Six months
                                                                              ended June 30,

                                                                          2000              1999
                                                                       -------            ------
Cash flows from operations:

Net loss                                                            $  (24,319)        $  (7,569)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
  Depreciation and amortization                                          3,583             3,583
  Issuance of stock for profit incentive plan                              754               672
  Equity loss on investments                                               229               234
  Proceeds from sale of trading securities                                 616             2,639
  Non-cash compensation expense                                          1,600
  Asset impairment charge                                               18,474
  Restructuring charge                                                                     6,312
  Gain on trading securities                                              (468)             (564)
  Changes in other operating items                                         208            (6,828)
                                                                        ------          --------
  Net cash provided by (used for) operating activities                     677            (1,521)
                                                                        ------         ---------

Cash flows from investing activities:

Additions to property, plant & equipment                                  (294)           (2,270)
Additions to intangible assets, net                                                         (649)
Proceeds from disposal of fixed assets                                     507
Reduction of investments and other assets, net                              96               951
                                                                         -----            ------
Net cash provided by (used for) investing activities                       309            (1,968)
                                                                         -----          --------

Cash flows from financing activities:

(Repayment of) proceeds from short-term borrowings                      (3,017)            4,815
Proceeds from sale of Class B Stock                                      1,200
Repayment of long-term debt                                               (762)           (1,020)
Exercise of common stock options and warrants                                                910
Repurchase of treasury stock                                                              (1,062)
                                                                      --------          --------
Net cash provided by (used for) financing activities                    (2,579)            3,643
                                                                     ---------          --------
Effect of exchange rate changes on
 Cash and cash equivalents                                                 125               195
                                                                     ---------         ---------

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

                                 (in thousands)

                                                                         Six months
                                                                        ended June 30,

                                                                      2000        1999
                                                                  --------     -------


Net (decrease) increase in cash and cash equivalents                (1,468)        349
Cash and cash equivalents at the beginning of the periods            4,068       6,807
                                                                  --------    --------
Cash and cash equivalents at the end of the periods                $ 2,600    $  7,156
                                                                  ========    ========


Cash paid during the periods for:

 Interest                                                          $ 2,980    $  2,569
                                                                  ========    ========
 Income taxes                                                      $   311    $    862
                                                                  ========   =========









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

2.       Earnings per share

         Loss per share (EPS) for the periods ended June 30, 2000 and 1999 are as follows (in thousands, except per share amounts):


                                                        Three months                     Six months
                                                       ended June 30,                 ended June 30,
                                                --------------------------      ---------------------------
                                                  2000          1999            2000          1999
                                                  ----          ----            ----          ----
Basic and Diluted EPS

   Net loss                                   $(22,566)    $ (10,181)      $ (24,319)    $  (7,569)
   Weighted average shares

   outstanding                                  12,178        11,320          12,043        11,297
   Basic and diluted loss per share           $  (1.85)    $    (.90)      $   (2.02)         (.67)


         Basic earnings per share are based upon the weighted average number of common shares outstanding, including Class B common shares, during the period. Class B common stockholders have the same rights to share in profits and losses and liquidation values as common stockholders. In 1999 and 2000, even though the Company still has stock options and warrants outstanding, diluted earnings per share is not presented due to the Company's net loss, which makes the effect of the potentially dilutive securities anti-dilutive.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

3.       Long-term debt

Long-term debt consists of the following (in thousands):

                                            June 30,              December 31,
                                               2000                      1999
                                             --------                  ------
8% Swiss bonds due 2000*                   $                         $  2,175
Senior subordinated debentures                  755                       844
Term loan                                    13,688                    14,063
Other                                         1,110                     1,408
                                           --------                  --------
                                             15,553                    18,490
Less current maturities                      (1,377)                   (3,668)
                                            --------                 --------
                                           $ 14,176                   $14,822
                                           ========                   =======

*On June 28, 2000, the Company issued 443,097 shares of its Common Stock at a value of $5.1625 per share, in exchange for the total principal due of the Company's 8% Swiss bonds.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

4.       Comprehensive income (loss)

The following are the components of comprehensive income (loss) (in thousands):


                                                       Three months ended               Six months ended
                                                           June 30,                         June 30,
                                                -------------------------------      ---------------------
                                                          2000           1999            2000         1999
                                                       -------       --------         -------    ---------

Net loss                                              $(22,566)       (10,181)     $  (24,319)    $ (7,569))
                                                      --------        -------      -----------    --------

Other comprehensive income (loss) before tax:

 Net unrealized gain (loss) on
  available-for-sale-securities                           (665)          (376)            599         (176)
 Foreign currency translation adjustment                  (120)           223             125          195
                                                    -----------    ----------      ----------      -------
 Other comprehensive income (loss),
  before tax                                              (785)          (153)            724           19
                                                    ----------      ---------     -----------   ----------
 Income tax benefit (expense) relating to
 items of other comprehensive income                        13            127             (44)          60
                                                   -----------      ---------    ------------   ----------
 Comprehensive loss, net of tax                       $(23,338)     $( 10,207)     $  (23,639)   $  (7,490)
                                                      ========      =========      ==========    =========


The components of accumulated other comprehensive income (loss) are as follows:



                                                   June 30,      December 31,
                                                     2000               1999
                                                  ---------         -------
Net unrealized gain (loss) on
 available-for-sale-securities                  $     544         $     (55)
Foreign currency translation adjustment              (634)             (759)
                                                ---------          --------
Accumulated other comprehensive loss
 before tax                                           (90)             (814)
Accumulated income tax expense related to
 items of other comprehensive loss                   ( 47)               (3)
                                                 --------        ----------
Accumulated other comprehensive loss,
 net of tax                                    $     (137)             (817)
                                               ===========         ========

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

                                   (Unaudited)

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

         Due to the Company's restructuring charges and operating losses in 1999 and the operating losses and asset impairment charge in 2000, primarily related to General Physics' IT Group, the Company was not in compliance with respect to the financial covenants in its credit agreement. The Company and its lenders entered into agreements dated as of April 12, 2000 and July 31, 2000, providing for waivers of compliance with such covenants as of September 30, 1999, December 31, 1999, March 31, 2000 and June 30, 2000. Effective April 12, 2000, the
Company and its lenders entered into a binding commitment (the "Prior Commitment Letter") to enter into an Amended and Restated Credit Agreement (the "Amended Agreement"). The Prior Commitment Letter and the term sheet attached to the Prior Commitment Letter were replaced in their entirety by an amended commitment letter and term sheet dated July 31, 2000 between the Company and its lenders (the "Amended Commitment Letter") which sets forth the lenders commitment to enter into the Amended Agreement on the terms and conditions described below. The Amended Agreement will reduce the commitment pursuant to the revolving facility to $50,000,000 (subject to borrowing base limitations specified in the Amended Agreement), however the Amended Agreement did not change the payment terms or expiration date of the Company's current outstanding term loan in the amount of $13,688,000. The interest rates increased on both the revolving facility and the term loan to prime plus 1.25% (increased from .50%) and Eurodollar plus 2.75% (increased from 2.00%). The Amended Agreement provides for additional security consisting of certain real property, personal property and all marketable securities owned by the Company and its subsidiaries. The Amended Agreement contains certain restrictive covenants, including the prohibition on future acquisitions, and provides for mandatory prepayment upon the occurrence of certain events. The Amended Agreement contains revised minimum net worth, fixed charge coverage, EBITDA and consolidated liabilities to tangible net worth covenants. Although there can be no assurance, the Company anticipates that it will satisfy the revised covenants in the future. If the Amended Agreement had been in effect at June 30, 2000, the Company would have had approximately $6,300,000 available to be borrowed under the revolving facility included in the Amended Agreement.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

6.       Business segments (Continued)

         The following tables set forth the sales and gross margin of each of the Company's operating segments (in thousands):


                                                      Three months ended           Six months ended
                                                           June 30,                    June 30,
                                                    ----------------------         ------------------
                                                      2000          1999           2000          1999
                                                   -------      --------        -------       -------

Sales

Manufacturing Services                            $ 18,950       $18,299       $ 34,810      $ 37,790
Process and Energy                                  21,139        21,224         42,273        48,122
Information Technology                               7,241        14,484         14,989        31,090
Optical Plastics                                     2,958         2,476          5,916         5,205
Other                                                   40           283            140           488
                                                ----------    ----------    -----------   -----------
                                                  $ 50,328      $ 56,766        $98,128      $122,695
                                                  --------      --------        -------      --------

Gross margin

Manufacturing Services                           $   2,675     $   2,998        $ 4,497       $ 7,045
Process and Energy                                   2,782         2,334          5,459         6,352
Information Technology                              (1,187)       (1,256)        (2,005)         (302)
Optical Plastics                                       807           685          1,601         1,401
Other                                                 (128)          153           (241)          275
                                              -------------     --------     ----------     ---------
                                                 $   4,949      $  4,914        $ 9,311       $14,771
                                                 ---------      --------        -------       -------

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

6.       Business segments (continued)

Information about the Company's net sales in different geographic regions, which are attributed to countries based on location of customers, is as follows (in thousands):

                             Three months ended           Six months ended
                                       June 30,                   June 30,
                         ----------------------       --------------------
                            2000          1999           2000          1999
                         ---------     -------       --------       -------

United States           $ 43,072      $ 43,628       $ 83,100      $ 94,898
Canada                     2,922         6,916          6,027        15,245
United Kingdom             3,123         4,221          6,761         9,005
Latin America              1,211         2,001          2,240         3,547
                        --------     ---------       --------      --------
                        $ 50,328      $ 56,766       $ 98,128      $122,695
                        --------      --------       --------      --------


Information about the Company's identifiable assets in different geographic regions, is as follows (in thousands):

                                       June 30,                December 31,
                                           2000                        1999
                                   ------------            ----------------
United States                        $ 157,632                     $180,057
Canada                                   5,862                        9,533
United Kingdom                           3,129                        5,087
Latin America                            2,204                        2,441
                                    ----------                     --------
                                      $168,827                     $197,118
                                      --------                     --------

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

7.       Asset impairment charge

         The operations of the Information Technology (IT) Group are primarily comprised of the operations of Learning Technologies, which was purchased by the Company in June 1998. As a result of the purchase of Learning Technologies, the Company recorded $23,216,000 of goodwill, which is being amortized over 30 years.

         During 1999, the Company adopted restructuring plans, primarily related to its IT Business segment. The Company took steps in order to change the focus of the IT group from open enrollment information technology training courses to project oriented work for corporations, which is consistent with the focus of General Physics Corporation's (GP) current business. In connection with the restructuring, the Company closed, downsized, or consolidated 6 offices in the United States, 6 offices in Canada and 5 offices in the United Kingdom (UK), and terminated approximately 100 employees.

         The Company believed at that time that the strategic initiatives and cost cutting moves taken in 1999 and the first quarter of 2000 would enable the IT Group to return to profitability in the last six months of 2000. However, those plans were not successful, and the Company now believes that there has been an impairment to intangible assets related to the IT Group.

         In July 2000, as a result of the continued operating losses incurred by its IT Group, as well as the belief that revenues would not increase to profitable levels, the Company decided to close or sell its open enrollment business in Canada and close or sell all its offices in the UK.

         As a result, for the quarter and six months ended June 30, 2000, the Company has recorded an asset impairment charge of $18,474,000 related to the IT Group. The charge is comprised of a write-off of goodwill of $16,056,000, as well as write-offs of Property, plant and equipment and other assets relating to the offices to be closed, totaling $2,418,000. The Company believes that the remaining unamortized goodwill of $5,485,000, which relates to the US and Canadian IT project business, is recoverable from future operations. However, in the event that the Company's plans are not successful, and the remaining IT operations do not achieve profitable operating results, there can be no assurance that a further impairment charge will not be required.

         The Company anticipates recording a restructuring charge in the third quarter of 2000, related to the IT Group. The restructuring will include severance and the costs associated with the offices to be closed.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

8.       Restructuring

         As discussed in Note 7, during 1999, the Company adopted restructuring plans which primarily related to its Information Technology (IT) business segment.

         In connection with the restructuring, the Company recorded a restructuring charge of $7,374,000 in 1999, of which $6,312,000 was incurred through June 30, 1999. During the period ended June 30, 2000 and the year ended December 31, 1999, the Company expended $1,640,000 and $2,754,000, respectively. Of the remaining unexpended amount at June 30, 2000 and December 31, 1999, $762,000 and $1,884,000, respectively, was included in Accounts payable and accrued expenses and $2,218,000 and $2,736,000, respectively, was included in Other non-current liabilities in the Consolidated Balance Sheet. The components of the restructuring charge are as follows (in thousands):



                                   Severance        Present Value        Other facility
                                 and related      of future lease          related
                                   benefits           costs                 costs              Total
                                 -----------      ---------------        -------------       --------
Balance December 31, 1999            $   289              $ 4,206            $    125        $ 4,620
Utilization                             (184)              (1,451)                 (5)        (1,640)
                                     -------            ----------          ----------       -------
Balance

June 30, 2000                       $    105              $ 2,755            $    120        $ 2,980
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

9.       Termination of merger agreement

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

10.      Class B Capital Stock

         On February 11, 2000, an affiliate of Andersen, Weinroth & Co., L.P. ("Andersen Weinroth") purchased 200,000 shares of the Company's Class B Capital Stock for $6.00 per share pursuant to a subscription agreement for an aggregate cost of $1,200,000. In addition, G. Chris Andersen joined the Board of Directors of the Company. Mr. Andersen is a general partner of Andersen Weinroth.

11.      Related party transaction

         During the first quarter of 2000, the Company made loans to an officer who is the President and Chief Executive Officer and a director of the Company in the amount of approximately $1,278,000 to purchase an aggregate of 150,000 shares of Class B Capital Stock. In addition, at December 31, 1999, the Company had loans receivable from such officer in the amount of approximately
$2,817,000. The officer primarily utilized the proceeds of the prior loans to exercise options to purchase an aggregate of 408,512 shares of Class B Capital Stock. Such loans bear interest at the prime rate of Fleet Bank and are secured by the purchased Class B Capital Stock and certain other assets. All principal on the loans and accrued interest ($330,000 at June 30, 2000) are due on May 31, 2004. In prior years, the Company made unsecured loans to such officer in the amount of approximately $480,000, which unsecured loans primarily bear interest at the prime rate of Fleet Bank.

12.      Investments

         As of  June  30,  2000,  the  Company  had  an  approximately  $250,000 investment in Millennium Cell Inc. (Millennium). Millennium is an emerging technology company engaged in the development of a patented alternative energy source based on boron chemistry. On August 14, 2000, Millennium completed an initial public offering of 3,000,000 shares of common stock at a price of $10.00 per share. Based on the initial public offering price, the value of the Company's shares not subject to the Option Plan defined below is in excess of $55,000,000. The Company's shares of common stock in Millennium are subject to a lock-up provision until February 9, 2001, and accordingly cannot be sold by the Company before that date, unless the provision is waived by the underwriter.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

         On February 11, 2000, the Company granted options to purchase an aggregate of approximately 567,000 of its shares of Millennium common stock to certain of its employees pursuant to the GP Strategies Corporation Millennium Cell, LLC Option Plan (the "Millennium Option Plan"), which options vest over either a one year or two year period and expire on May 11, 2002. The Company will receive approximately $516,000 upon exercise of all options pursuant to the Millennium Option Plan. As a result of the Millennium Option Plan, the Company recorded net deferred compensation of $3,250,000, to be amortized over the remaining vesting period of the options, and a liability to employees of $4,850,000 at June 30, 2000. These amounts are included in Prepaid expenses and other current assets and Accounts payable and accrued expenses, respectively, on the Consolidated Condensed Balance Sheets. Pursuant to the vesting provisions of the Millennium Option Plan, the Company recorded a non-cash compensation expense of $1,600,000 for the quarter and six months ended June 30, 2000, which is included in Selling, general and administrative expenses in the Consolidated Condensed Statement of Operations.

13.      Subsequent event

         On July 7, 2000, the Company, in a private placement transaction (the "Private Placement") with two institutional investors, received $2,640,000 in aggregate principal amount for 6% Convertible Exchangeable Notes due June 30, 2003 (the "Notes"). The Notes, at the option of the holders, may be exchanged for 19.99% of the outstanding capital stock of Hydro Med, Inc. ("Hydro Med"), a newly formed, wholly-owned subsidiary, on a fully diluted basis, as defined in the Note, or into shares of the Company's Common Stock at a conversion rate of $7.50 per share, subject to adjustment, as provided in the Note. The holders of the Notes can convert or exchange at any time prior to June 30, 2003. In connection with the Private Placement, the Company transferred the assets of its Hydro Med Sciences division to Hydro Med, a wholly owned subsidiary of the
Company, and granted the holders of the Notes a security interest in approximately 19.99% of the capital stock of Hydro Med to secure payment of the Notes.

         Hydro Med is a drug delivery company that develops, manufactures, markets and sells proprietary, implantable, controlled release drug delivery products, which release drugs directly into the circulatory system, for human and veterinary applications and is focusing its efforts to obtain Food and Drug Administration Approval for its prostate cancer drug delivery system.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Overview

         The Company has four operating business segments. Three of the Company's segments are managed through the Company's principal operating subsidiary, GP, and the fourth through its operating subsidiary MXL Industries, Inc. (MXL). In addition, the Company holds a number of investments in public and privately held companies.

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

         The Company had a net loss before income taxes of $22,387,000 and $23,944,000 for the quarter and six months ended June 30, 2000 compared to a net loss before income taxes of $10,104,000 and $6,712,000 for the quarter and six months ended June 30, 1999. The operating loss in 2000 and 1999 was primarily due to an Asset impairment charge of $18,474,000 taken in the second quarter of 2000 and a $6,312,000 Restructuring charge taken in the second quarter of 1999. These charges were the result of the continuing operating losses incurred by the IT Group, due to the trend of reduced revenue on a quarterly basis which began in 1999, and has continued through 2000. In addition, in 1999 the Company experienced a higher than normal level of expenses incurred relative to revenues generated during the period of facility closure of the activities that the Company exited in the second quarter ended June 30, 1999. These charges were included in Cost of sales and Selling, general and administrative expenses, and included such items as: payroll and related benefits, facility-related costs, write-offs of abandoned and other assets and losses on contracts. For the quarter and six months ended June 30, 2000, the Company also recorded a $1,600,000 non-cash compensation expense related to a compensation plan offered to certain of its employees which is included in selling, general and administrative expenses (See Note 12 to the Consolidated Condensed Financial Statements).

         The Manufacturing Services Group also had reduced operating profits due to reduced sales and gross margin percentage in the six months ended June 30, 2000, compared to the six months ended June 30, 1999. For the quarter ended June 30, 2000, the Manufacturing Group had reduced operating profit due to reduced gross margin percentages.

         The Process and Energy Group had reduced operating profit for the six months ended June 30, 2000, as compared to the prior year, due to reduced sales and gross profit percentage. For the quarter ended June 30, 2000, the Process and Energy Group has slightly improved operating results due to increased gross margin percentages earned. In addition, the Process & Energy and Manufacturing Services Groups had increased investments in internal training and business development during the first six months of 2000. The Company is focusing its business development activities in 2000 on a major branding campaign, to increase the name recognition of GP, as well as plant launch services, e-Learning and the area of learning resource management. The Company believes that these investments in business development are an integral part of its effort to increase its revenues and gross margin percentage.

Asset impairment charge

         The operations of the Information Technology (IT) Group are primarily comprised of the operations of Learning Technologies, which was purchased by the Company in June 1998. As a result of the purchase of Learning Technologies, the Company recorded $23,216,000 of goodwill, which is being amortized over 30 years.

         During 1999, the Company adopted restructuring plans, primarily related to its IT Business segment. The Company took steps in order to change the focus of the IT group from open enrollment information technology training courses to project oriented work for corporations, which is consistent with the focus of General Physics Corporation's (GP) current business. In connection with the restructuring, the Company closed, downsized, or consolidated 6 offices in the United States, 6 offices in Canada and 5 offices in the United Kingdom (UK), and terminated approximately 100 employees.

         The Company believed at that time that the strategic initiatives and cost cutting moves taken in 1999 and the first quarter of 2000 would enable the IT Group to return to profitability in the last six months of 2000. However, those plans were not successful, and the Company now believes that there has been an impairment to intangible assets related to the IT Group.

         In July 2000, as a result of the continued operating losses incurred by its IT Group, as well as the belief that revenues would not increase to profitable levels, the Company decided to close or sell its open enrollment business in Canada and close or sell all its offices in the UK.

         As a result, for the quarter and six months ended June 30, 2000, the Company has recorded an asset impairment charge of $18,474,000 related to the IT Group. The charge is comprised of a write-off of goodwill of $16,056,000, as well as write-offs of Property, plant and equipment and other assets relating to the offices to be closed, totaling $2,418,000. The Company believes that the remaining unamortized goodwill of $5,485,000, which relates to the US and Canadian IT project business, is recoverable from future operations. However, in the event that the Company's plans are not successful, and the remaining IT operations do not achieve profitable operating results, there can be no assurance that a further impairment charge will not be required.

         The Company anticipates recording a restructuring charge in the third quarter of 2000, related to the IT Group. The restructuring will include severance and the costs associated with the offices to be closed.

Sales

                              Three months ended           Six months ended
                                   June 30,                      June 30,
                           ------------------------      --------------------
                               2000          1999           2000          1999
                            ---------     ---------      ---------     -------

Manufacturing Services     $ 18,950       $18,299       $ 34,810      $ 37,790
Process and Energy           21,139        21,224         42,273        48,122
Information Technology        7,241        14,484         14,989        31,090
Optical Plastics              2,958         2,476          5,916         5,205
Other                            40           283            140           488
                           --------    ----------       --------      --------
                           $ 50,328      $ 56,766        $98,128      $122,695
                           --------      --------        -------      --------

         For the quarter and six months ended June 30, 2000, consolidated sales decreased by $6,438,000 and $24,567,000, respectively, compared to the corresponding periods of 1999. The reduced sales occurred primarily within the IT Group due to the continuing erosion of the Canadian and UK IT training business. The reduced sales within the Process & Energy Group, which occurred primarily in the first quarter of 2000, were the result of reduced product sales to utilities, due to the effect of the consolidation within the utility industry, as well as the transition of the Group's business model from OSHA and regulatory work, to GP's core business focus of workforce development and training. The reduced sales of the Manufacturing Services Group for the six months ended June 30, 2000, was the result of revenue generated for several large jobs in 1999, that were not replaced with jobs of similar dollar value in the first quarter of 2000. The increased sales within the Manufacturing Services Group from the first quarter of 2000 to the second quarter of 2000 was primarily the result of growth within the Company's automotive sector.

Gross margin


                                              Three months ended                          Six months ended
                                                  June 30,                                   June 30,
                                   ------------------------------------     --------------------------------------
                                        2000       %        1999     %            2000     %          1999      %
                                   ---------      ---  ---------    ---     ----------    --     ---------     --

Manufacturing Services              $  2,675     14.1    $ 2,998   16.4        $ 4,497    12.9     $ 7,045    18.6
Process and Energy                     2,782     13.2      2,334   11.0          5,459    12.2       6,352    13.2
Information Technology               (1,187)            ( 1,256)              ( 2,005)              ( 302)
Optical Plastics                         807     27.3        685   27.7          1,601    27.1       1,401    26.9
Other                                   (128)                153   54.1          (241)                 275      .56
                                     -------           ---------              -------            ---------
                                    $  4,949      9.8    $ 4,914    8.7        $ 9,311     9.5     $14,771    12.0
                                    --------             -------               -------             -------

         The reduced gross margin of $5,460,000 for the six months ended June 30, 2000 occurred within all segments of GP, as a result of reduced sales and gross margin percentage. The gross margin for the quarter ended June 30, 2000 was $35,000 higher than the gross margin achieved for the quarter ended June 30, 1999. The negative gross margin incurred by the IT Group in 2000 was the result of the continued decrease in sales, and the resulting inability of the segment to cover its infrastructure and operating costs. The reduced gross margin percentage in the Process & Energy Group for the six months ended June 30, 2000 was primarily the result of a change in the mix of services provided, including reduced product sales, which historically generate higher gross margin percentages. The Manufacturing Services Group has a reduced gross margin percentage in 2000 compared to the second quarter and six months of 1999, due to the lack of plant launch and other large projects, which have historically generated higher gross margins.

Selling, general and administrative expenses

         For the quarter and six months ended June 30, 2000, selling, general and administrative (SG&A) expenses were $7,579,000 and $12,870,000 compared to $8,398,000 and $14,416,000 incurred in the quarter and six months ended June 30, 1999. The reduced SG&A in 2000 is primarily attributable to reduced costs incurred by GP due to the savings resulting from the restructuring plans which occurred in 1999, partially offset by $1,600,000 of non-cash compensation expense related to a compensation plan offered to certain of its employees recorded in the quarter and six months ended June 30, 2000 (See Note 12 to the Consolidated Condensed Financial Statements). In addition, the Company continued to reduce SG&A at the corporate level.

Interest expense

         For the quarter and six months ended June 30, 2000, interest expense was $1,370,000 and $2,660,000 compared to $1,110,000 and $2,061,000 for the quarter and six months ended June 30, 1999. The increased interest expense in 2000 was primarily attributable to increased interest rates in the current period.

Investment and other income, net

         Investment and other income (loss), net of ($50,000) and $281,000 for the quarter and six months ended June 30, 2000 decreased by $313,000 and
$461,000, respectively, as compared to $263,000 and $742,000 for the corresponding periods of 1999. The Company recognized losses of $254,000 and $229,000 for the quarter and six months ended June 30, 2000, on the Company's equity investments compared to losses of $569,000 and $234,000 recognized for the corresponding periods in 1999.

Income tax expense

         In the quarter and six months ended June 30, 2000, the Company recorded income tax expense of $179,000 and $375,000, respectively, which represents primarily state and local and foreign income taxes. In the quarter ended and six months ended June 30, 1999, the Company recorded income tax expense of $77,000 and $857,000, respectively, which represents primarily federal, state and local and foreign tax expense for the quarter ended June 30, 2000 and the applicable federal, state and local foreign tax expense for the six months ended June 30, 1999.

Liquidity and capital resources

         At June 30, 2000, the Company had cash and cash equivalents totaling $2,600,000. The Company has sufficient cash and cash equivalents, marketable long-term investments and borrowing availability under existing and potential lines of credit as well as the ability to obtain additional funds from its operating subsidiaries in order to fund its working capital requirements.

         The decrease in cash and cash equivalents of $1,468,000 for the quarter ended June 30, 2000 resulted from cash used in financing activities of $2,579,000, partially offset by cash provided by operations of $677,000, and investing activities of $309,000. Cash used for financing activities consisted primarily of repayments of short-term borrowings and long-term debt, partially offset by proceeds from the sale of stock.

         Due to the Company's restructuring charges and operating losses in 1999 and the operating losses and asset impairment charge in the first and second quarter of 2000 primarily related to General Physics' IT Group, the Company was not in compliance with respect to the financial covenants in its credit agreement. The Company and its lenders entered into agreements dated as of April 12, 2000 and July 31, 2000, providing for waivers of compliance with such covenants as of September 30, 1999, December 31, 1999, March 31, 2000 and June 30, 2000. Effective April 12, 2000, the Company and its lenders entered into a binding commitment (the "Prior Commitment Letter") to enter into the Amended and Restated Credit Agreement (the "Amended Agreement"). The Prior Commitment Letter and the term sheet attached to the Prior Commitment Letter were replaced in their entirety by an amended commitment letter and term sheet dated July 31, 2000 between the Company and its lenders (the "Amended Commitment Letter") which sets forth the lenders commitment to enter into an Amended Agreement on the terms and conditions described below. The Amended Agreement will reduce the commitment pursuant to the revolving facility to $50,000,000 (subject to borrowing base limitations specified in the Amended Agreement), however the Amended Agreement did not change the payment terms or expiration date of the Company's current outstanding term loan in the amount of $13,688,000. The interest rates increased on both the revolving facility and the term loan to prime plus 1.25% (increased from .50%) and Eurodollar plus 2.75% (increased from 2.00%). The Amended Agreement provides for additional security consisting of certain real property, personal property and all marketable securities owned by the Company and its subsidiaries. The Amended Agreement contains certain restrictive covenants, including the prohibition on future acquisitions, and provides for mandatory prepayment upon the occurrence of certain events. The Amended Agreement contains revised minimum net worth, fixed charge coverage, EBITDA and consolidated liabilities to tangible net worth covenants in the future. Although there can be no assurance, the Company anticipates that it will satisfy the revised covenants. If the Amended Agreement had been in effect at June 30, 2000, the Company would have had approximately $6,300,000 available to be borrowed under the revolving facility included in the Amended Agreement.

         The Company believes that cash generated from operations and borrowing availability under its credit agreement will be sufficient to fund the working capital needs of the Company.

Recent accounting pronouncements

         In June 1998, the FASB issued Statement of Financial Accounting Standard No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivatives as either assets or liabilities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. This Statement as amended by SFAS 137 and 138 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133, when effective, which is currently anticipated to be by January 1, 2001. The Company is still evaluating its position with respect to the use of derivative instruments.

         FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" (FIN No. 44") provides guidance for applying APB Opinion No. 25, "Accounting for Stock Issued to Employees." With certain exceptions, FIN No. 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The Company does not believe that the implementation of FIN No. 44 will have a significant effect on its results of operations.

         In December 1999, the SEC issued Staff Accounting Bulleting No.101, "Revenue Recognition in Financial Statements" ("SAB No. 101") which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101, amended by SAB 101A issued on March 24, 2000, requires registrants to adopt the accounting guidance contained therein by no later than the second fiscal quarter of the fiscal year beginning after December 15, 1999. On June 26, 2000, the SEC issued SAB No. 101B which postponed the implementation of SAB No. 101 until the quarter beginning October 1, 2000. The Company is currently assessing the financial impact of complying with SAB No. 101 and has not yet determined whether applying the accounting guidance of SAB No. 101 will have a material effect on its financial position or results of operations.

Adoption of a Common European Currency

         On January 1, 1999, eleven European countries adopted the Euro as their common currency. From that date until January 1, 2002, debtors and creditors may choose to pay or to be paid in Euros or in the former national currencies.

         On and after January 1, 2002, the former national currencies will cease to be legal tender.

         The Company is currently reviewing its information technology systems and upgrading them as necessary to ensure that they will be able to convert among the former national currencies and the Euro, and process transactions and balances in Euros, as required. The Company has sought and received assurances from the financial institutions with which it does business that they are capable of receiving deposits and making payments both in Euros and in the former national currencies. The Company does not expect that adapting its information technology systems to the Euro will have a material impact on its financial condition or results of operations. The Company is also reviewing contracts with customers and vendors calling for payments in currencies that are to be replaced by the Euro, and intends to complete in a timely way any required changes to those contracts.

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

         The Company anticipates recording a restructuring charge in the third quarter of 2000, related to the IT Group. The restructuring will include severance and the cost associated with the offices to be closed.

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

                  10. Commitment Letter dated July 31, 2000 by and between the Company and its Lenders and the Term Sheet attached thereto as Annex A.

         b.       Reports

                   None

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                  June 30, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                       GP STRATEGIES CORPORATION

DATE: August 14, 2000                  BY:      Jerome I. Feldman
                                                President and
                                                Chief Executive Officer

DATE: August 14, 2000                  BY:      Scott N. Greenberg
                                                Executive Vice President and
                                                Chief Financial Officer