Form 10-Q
period 2000-09-30
GP STRATEGIES CORP
filed 2000-11-20
CIK 70415

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended September 30, 2000

                                       or

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

                    Yes     X                                   No

Number of shares outstanding of each of issuer's classes of common stock as of November 9, 2000:

                  Common Stock                       12,114,837 shares
                  Class B Capital                       800,000 shares

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                       Page No.

Part I.    Financial Information

                Consolidated Condensed Balance Sheets -
                  September 30, 2000 and December 31, 1999                  1

                Consolidated Condensed Statements of Operations -
                  Three Months and Nine Months Ended September 30,
                  2000 and 1999                                             3

                Consolidated Condensed Statements of Cash Flows -
                  Nine Months Ended September 30, 2000 and 1999             4

                Notes to Consolidated Condensed Financial

                  Statements                                                6

                Management's Discussion and Analysis of Financial

                  Condition and Results of Operations                       18

Part II.   Other Information                                                26

                  Signatures                                                27

                          PART I. FINANCIAL INFORMATION

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (in thousands)

                                                   September  30,  December 31,
                                                        2000            1999
                                                   --------------    --------
            ASSETS                                   (unaudited)          *

Current assets

Cash and cash equivalents                             $   3,890       $  4,068
Marketable securities                                    22,000
Accounts and other receivables                           47,826         55,385
Inventories                                               1,672          1,888
Costs and estimated earnings
 in excess of billings on uncompleted contracts          14,863         14,238
Prepaid expenses and other current assets                 8,358          3,853
                                                     ----------       --------

Total current assets                                     98,609         79,432
                                                      ---------         ------

Investments and advances                                124,125         16,557

Property, plant and equipment, net                        9,090         13,658

Intangible assets, net of accumulated amortization
 of $41,557 and $38,986                                  60,884         79,818

Deferred tax asset                                       -               3,990

Other assets                                              4,396          3,663
                                                     ----------       --------
                                                       $297,104       $197,118
                                                       ========       ========



* The Consolidated Condensed Balance Sheet as of December 31, 1999 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.

   See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                 (in thousands)

                                                  September  30,   December 31,
                                                      2000              1999
                                                   --------          --------
LIABILITIES AND STOCKHOLDERS' EQUITY               unaudited)            *

Current liabilities:

Current maturities of long-term debt               $    1,383       $   3,668
Short-term borrowings                                  37,607          40,278
Accounts payable and accrued expenses                  36,788          25,634
Billings in excess of costs and estimated
 earnings on uncompleted contracts                     10,911           9,998
                                                    ---------       ---------

Total current liabilities                              86,689          79,578
                                                     --------       ---------

Long-term debt less current maturities                 16,372          14,822
Deferred tax liability                                 34,194           -
Other non-current liabilities                           3,659           2,736

Stockholders' equity

Common stock                                              122             115
Class B capital stock                                       8               5
Additional paid in capital                            180,794         170,011
Accumulated deficit                                   (84,728)        (61,602)
Accumulated other comprehensive income (loss)          69,001            (817)
Note receivable from stockholder                       (4,094)         (2,817)
Treasury stock, at cost                                (4,913)         (4,913)
                                                    ---------        --------
Total stockholders' equity                            156,190          99,982
                                                   ----------        --------
                                                     $297,104        $197,118
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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                      (in thousands, except per share data)

                                                        Three months                   Nine months
                                                     ended September 30,           ended September 30,
                                                   ---------------------           ---------------------
                                                   2000             1999           2000             1999
                                                 -------           ------         -----           ------

Sales                                           $ 50,786         $ 53,258       $148,914         $175,953
Cost of sales                                     45,965           46,022        134,782          153,946
                                                --------         --------       --------        ---------
Gross margin                                       4,821            7,236         14,132           22,007

Selling, general & administrative expenses       (11,009)          (7,013)       (23,879)         (21,429)

Interest expense                                  (1,454)          (1,144)        (4,114)          (3,205)

Investment and other income (loss), net           (2,373)          (1,332)        (2,092)            (590)

Gain on trading securities                        12,000              693         12,468            1,257

Asset impairment charge                             (771)                        (19,245)

Restructuring charges                             (8,600)                         (8,600)          (6,312)
                                              ----------    -------------      ---------        ---------

Loss before income taxes                          (7,386)          (1,560)       (31,330)          (8,272)

Income tax (expense) benefit                       8,579             (262)         8,204           (1,119)
                                               ---------       ----------      ---------        ---------

Net income (loss)                               $  1,193         $ (1,822)      $(23,126)        $ (9,391)
                                                ========         ========       ========         ========

Net income (loss) per share:

Basic and diluted                             $      .09       $    (.16)      $  (1.88)        $   (.82)
                                              ==========       =========       ========         ========

Dividends per share                               none             none            none             none
                                                ========       ==========       ========        ========


   See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (in thousands)


                                                               Nine months
                                                          ended September 30,

                                                          2000           1999
                                                          ------        ------
Cash flows from operations:

Net loss                                                  $(23,126)   $ (9,391)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
  Depreciation and amortization                              4,986       5,274
  Proceeds from sale of trading securities                     684       3,577
  Gain on trading securities                               (12,468)     (1,257)
  Issuance of stock for profit incentive plan                1,027       1,001
  Equity loss on investments                                 2,959       1,302
  Non-cash compensation expense                              6,163
  Asset impairment charge                                   19,245
  Restructuring charge                                       8,600       6,312
  Deferred tax benefit                                      (8,959)
  Changes in other operating items                           2,050     (11,027)
                                                          --------    --------
  Net cash provided by (used for) operating activities       1,161      (4,209)
                                                          --------   ---------

Cash flows from investing activities:

Additions to property, plant & equipment                      (562)     (2,828)
Additions to intangible assets, net                           (454)       (744)
Proceeds from disposal of fixed assets                         507
(Increase) decrease of investments and other assets, net    (1,215)        527
                                                          --------     --------
Net cash (used for) provided by investing activities        (1,724)      3,045
                                                          --------    ---------

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

                                 (in thousands)

                                                                 Nine months
                                                            ended September 30,
                                                              2000         1999
                                                            ---------    -------

Cash flows from financing activities:

(Repayment of) proceeds from short-term borrowings          (2,671)       7,523
Proceeds from sale of Class B Stock                          1,200
Proceeds from subordinated convertible debentures            2,640
Repayment of long-term debt                                 (1,258)      (2,272)
Exercise of common stock options and warrants                  189          910
Repurchase of treasury stock                                -            (1,129)
                                                          --------      -------
Net cash provided by financing activities                      100        5,032
                                                          --------      -------
Effect of exchange rate changes on
Cash and cash equivalents                                      285          317
                                                          --------     --------

Net decrease in cash and cash equivalents                     (178)      (1,905)
Cash and cash equivalents at the beginning of the periods    4,068        6,807
                                                          --------     --------
Cash and cash equivalents at the end of the periods       $  3,890     $  4,902
                                                          ========     ========


Cash paid during the periods for:

 Interest                                                 $  4,253     $  3,930
                                                          ========     ========
 Income taxes                                             $    361     $    955
                                                          =========    =========




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

2.       Earnings per share

         Income (loss) per share (EPS) for the periods ended September 30, 2000 and 1999 are as follows (in thousands, except per share amounts):


                                         Three months                 Nine months
                                      ended September 30,         ended September 30,
                                      --------------------       ---------------------
                                      2000            1999       2000             1999
                                      ----            ----       ----             ----
Basic and Diluted EPS

   Net income (loss)                $ 1,193       $ (1,822)     $(23,126)        $(9,391)
   Weighted average shares

    outstanding                      12,692         11,287        12,302          11,407
   Basic and diluted net income
    (loss) per share                $   .09       $  (.16)      $  (1.88)        $  (.82)


         Basic earnings per share are based upon the weighted average number of common shares outstanding, including Class B common shares, during the period. Class B common stockholders have the same rights to share in profits and losses and liquidation values as common stockholders. In 1999 and for the nine months ended September 30, 2000, even though the Company still has stock options and warrants outstanding, diluted earnings per share is not presented due to the Company's net loss, which makes the effect of the potentially dilutive securities anti-dilutive. For the quarter ended September 30, 2000, weighted average shares outstanding assuming dilution is 12,747,000 shares.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

3.       Long-term debt

Long-term debt consists of the following (in thousands):

                                              September 30,         December 31,
                                                2000                    1999
                                              --------                ------
8% Swiss bonds due 2000*                      $                     $  2,175
Subordinated convertible debentures               2,640
Senior subordinated debentures                      762                  844
Term loan                                        13,500               14,063
Other                                               853                1,408
                                              ---------             --------
                                                 17,755               18,490
Less current maturities                          (1,383)              (3,668)
                                              ---------             --------
                                                $16,372              $14,822
                                                =======              =======

*On June 28, 2000, the Company issued 443,097 shares of its Common Stock at a value of $5.1625 per share, in exchange for the total principal and interest due of the Company's 8% Swiss bonds.

On July 7, 2000, the Company, in a private placement transaction (the "Private Placement") with two institutional investors, received $2,640,000 in exchange for 6% Convertible Exchangeable Notes due June 30, 2003 (the "Notes"). The
Notes, at the option of the holders, may be exchanged for 19.99% of the outstanding capital stock of Hydro Med, Inc. ("Hydro Med"), a newly formed, wholly-owned subsidiary, on a fully diluted basis, as defined in the Notes, or into shares of the Company's Common Stock at a conversion rate of $7.50 per share, subject to adjustment, as provided in the Notes. The holders of the Notes can convert or exchange at any time prior to June 30, 2003. In connection with the Private Placement, the Company transferred the assets of its Hydro Med Sciences division to Hydro Med, a wholly owned subsidiary of the Company, and granted the holders of the Notes a security interest in approximately 19.99% of the capital stock of Hydro Med to secure payment of the Notes.

Hydro Med develops, manufactures, markets and sells proprietary, implantable, controlled release drug delivery products, which release drugs directly into the circulatory system, for human and veterinary applications and is focusing its efforts to obtain Food and Drug Administration Approval for its prostate cancer drug delivery system.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

4.       Comprehensive income (loss)

The following are the components of comprehensive income (loss) (in thousands):


                                                          Three months ended          Nine months ended
                                                           September 30,                September 30,
                                                  ---------------------------------------------------
                                                          2000           1999            2000         1999
                                                       -------       --------         -------    ---------

Net income (loss)                                    $   1,193         (1,822)       $(23,126)    $ (9,391)
                                                     ---------         ------        ---------    --------

Other comprehensive income
  (loss) before tax:

Net unrealized gain (loss) on
 available-for-sale-securities                         112,681           (391)        113,280         (567)
Foreign currency translation adjustment                    670            122             795          317
                                                    ----------     ----------      ----------    ---------
Other comprehensive income (loss),
 before tax                                            113,351           (269)        114,075         (250)
Income tax benefit (expense) relating to
 items of other comprehensive income                   (44,213)           133         (44,257)         193
                                                     ---------      ---------       ---------   ----------
Comprehensive income (loss), net of tax               $ 70,331       $ (1,958)       $ 46,692     $ (9,448)
                                                      ========       ========        ========     ========

The components of accumulated other comprehensive income (loss) are as follows:

                                                September 30,     December 31,
                                                     2000               1999
                                                  ---------          -------
Net unrealized gain (loss) on
 available-for-sale-securities                   $113,225          $     (55)
Foreign currency translation adjustment                36               (759)
                                                 --------           --------
Accumulated other comprehensive income
 (loss) before tax                                113,261               (814)
Accumulated income tax expense related to
 items of other comprehensive income (loss)       (44,260)                (3)
                                                 --------        -----------
Accumulated other comprehensive

 income (loss), net of tax                       $ 69,001           $   (817)
                                                 ========           ========

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

5.       Credit agreement

         The Company and General Physics Canada Ltd. (GP Canada), an Ontario corporation and a wholly-owned subsidiary of General Physics, entered into a credit agreement, dated as of June 15, 1998 (the Credit Agreement), with various banks providing for a secured credit facility of $80,000,000 (the Credit Facility) comprised of a revolving credit facility of $65,000,000 expiring on June 15, 2001 and a five-year term loan of $15,000,000. The five year term loan is payable in 20 quarterly installments of $187,500 commencing on October 1, 1998 with a final payment of $11,250,000 due on June 15, 2003.

         Due to the Company's restructuring charges and operating losses in 1999 and the restructuring charges, operating losses and asset impairment charges in 2000, primarily related to General Physics' IT Group, the Company was not in compliance with respect to the financial covenants in the Credit Agreement as of September 30, 1999, December 31, 1999, March 31, 2000 and June 30, 2000. The Company and its lenders entered into agreements dated as of April 12, 2000 and July 31, 2000 providing for waivers of compliance with such covenants at each of those four dates.

         Effective as of August 29, 2000, the Company and certain of its wholly-owned subsidiaries entered into an Amended and Restated secured $63,500,000 Revolving Credit and Term Agreement (the "Amended Agreement") which amended in its entirety the Company's Credit Agreement described above. The Amended Agreement reduced the commitment pursuant to the revolving credit agreement to $50,000,000 (subject to borrowing base limitations specified in the Amended Agreement), however the Amended Agreement did not change the payment terms of the term loan which currently has an outstanding balance of $13,500,000 as well as the expiration date on both the credit facility and the term loan. The interest rates increased on both the revolving credit agreement and the term loan to prime plus 1.25% (increased from .50%) and Eurodollar plus 2.75% (increased from 2.00%). The Amended Agreement provides for additional security consisting of certain real property, personal property and substantially all marketable securities owned by the Company and its subsidiaries and contains certain restrictive covenants, including the prohibition on future acquisitions, and provides for mandatory prepayment upon the occurrence of certain events. The Amended Agreement also contains revised minimum net worth, fixed charge coverage, EBITDA and consolidated liabilities to tangible net worth covenants. Although there can be no assurance, the Company anticipates that it will satisfy the revised covenants in the future. At September 30, 2000, the Company had approximately $10,600,000 available to be borrowed under the Amended Agreement.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

6.       Business segments

         The operations of the Company currently consist of the following four business segments, by which the Company is managed.

         The Company's principal operating subsidiary is General Physics Corporation (GP). GP is a performance improvement company that assists productivity driven organizations to maximize workforce performance by integrating people, processes and technology. GP is a total solutions provider for strategic training, engineering, consulting and technical support services to Fortune 500 companies, government, utilities and other commercial customers. GP operates in three business segments. The Manufacturing Services Group provides technology-based training to leading companies in the automotive, steel and food and beverage industries, as well as to the government sector. The Process & Energy Group provides engineering, consulting and technical training to the power, chemical, energy and pharmaceutical industries as well as government facilities. The Information Technology Group provides information training programs and solutions, including Enterprise Solutions and comprehensive career training and transition programs.

         The Optical Plastics Group, which is the Company's wholly owned subsidiary MXL Industries, Inc. (MXL), manufactures and distributes coated and molded plastic products.

         The management of the Company does not allocate the following items by segment: Investment and other income (loss), net, interest expense, selling, general and administrative expenses, depreciation and amortization expense, income tax expense, significant non-cash items and long-lived assets. There are deminimis inter-segment sales. The reconciliation of gross margin to net income
(loss) is consistent with the presentation on the Consolidated Condensed Statements of Operations.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

6.       Business segments (Continued)

         The following tables set forth the sales and gross margin of each of the Company's operating segments (in thousands):

                             Three months ended           Nine months ended
                                September  30,             September  30,
                            ----------------------      -----------------
                            2000           1999         2000          1999
                            -------      --------      ------       -------

Sales

Manufacturing Services     $ 21,185       $20,277      $ 55,994      $ 67,018
Process and Energy           21,113        17,254        63,385        56,571
Information Technology        6,125        13,290        21,117        44,234
Optical Plastics              2,363         2,432         8,278         7,637
Other                        -                  5           140           493
                           --------   -----------      ---------     --------
                           $ 50,786      $ 53,258      $148,914      $175,953
                           --------      --------      --------      --------

Gross margin

Manufacturing Services     $  3,067     $   3,717       $  7,564      $ 11,356
Process and Energy            3,013         2,857          8,472         8,137
Information Technology       (1,666)          228         (3,671)          404
Optical Plastics                587           622          2,188         2,023
Other                          (180)         (188)          (421)           87
                           --------     ---------     ----------    ----------
                           $  4,821      $  7,236       $ 14,132      $ 22,007
                           --------      --------       --------      --------

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

6.       Business segments (continued)

Information about the Company's net sales in different geographic regions, which are attributed to countries based on location of customers, is as follows (in thousands):

                           Three months ended          Nine months ended
                              September  30,              September 30,
                     ------------------------    -----------------------
                         2000          1999           2000          1999
                      ---------     ---------      ---------     -------

United States        $ 44,787      $ 41,603       $127,887      $136,501
Canada                  2,131         5,889          8,158        21,134
United Kingdom          2,706         4,285          9,467        13,290
Latin America           1,162         1,481          3,402         5,028
                     --------    ----------      ---------    ----------
                     $ 50,786      $ 53,258       $148,914      $175,953
                     --------      --------       --------      --------


Information about the Company's identifiable assets in different geographic regions, is as follows (in thousands):

                                 September 30,              December 31,
                                     2000                        1999
                                ---------            ----------------
United States                   $286,851                     $180,057
Canada                             4,317                        9,533
United Kingdom                     2,884                        5,087
Latin America                      3,052                        2,441
                                --------                     --------
                                $297,104                     $197,118
                                --------                     --------

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

7.       Asset impairment charge and restructuring charge

         The operations of the Information Technology (IT) Group are primarily comprised of the operations of Learning Technologies, which was purchased by the Company in June 1998. As a result of the purchase of Learning Technologies, the Company recorded $23,216,000 of goodwill, which was being amortized over 30 years.

         During 1999, the Company adopted restructuring plans, primarily related to its IT Business segment. The Company took steps in order to change the focus of the IT group from open enrollment information technology training courses to project oriented work for corporations, which was consistent with the focus of General Physics Corporation's (GP) current business. In connection with the restructuring, the Company closed, downsized, or consolidated 7 offices in the United States, 10 offices in Canada and 5 offices in the United Kingdom (UK), and terminated approximately 156 employees.

         The Company believed at that time that the strategic initiatives and cost cutting moves taken in 1999 and the first quarter of 2000 would enable the IT Group to return to profitability in the last six months of 2000. However, those plans were not successful, and the Company determined that it could no longer bring the open enrollment IT business to profitability, and additionally there had been an impairment to intangible and other assets.

         In July 2000, as a result of the continued operating losses incurred by its IT Group, as well as the determination that revenues would not increase to profitable levels, the Company closed its open enrollment business in the UK and Canada.

         As a result, for the quarter and nine months ended September 30, 2000, the Company has recorded asset impairment charges of $771,000 and $19,245,000, respectively, related to the IT Group. The charges are comprised of a write-off of intangible assets of $16,663,000 (of which $16,056,000 was recorded during the six months ended June 30, 2000), as well as write-offs of property, plant and equipment and other assets relating to the offices to be closed, totaling $2,582,000 (of which $2,418,000 was recorded during the six months ended June 30, 2000).

         The Company believes that the remaining unamortized goodwill of approximately $5,400,000, which relates to the US and Canadian IT project business, is recoverable from future operations. However, if the remaining IT operations do not achieve profitable operating results, there can be no assurance that a further impairment charge will not be required.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

7.       Asset impairment charge and restructuring charge (Continued)

         In addition, in connection with the restructuring, the Company recorded
a  restructuring   charge  of  $8,600,000,   net  of  a  reversal  of  the  1999
restructuring charge of $768,000 during the quarter ended September 30, 2000.

The components of the 2000 restructuring charges are as follows (in thousands):


                                     Severance          Lease and                       Other facility
                                   and related          related             Contractual    related
                                      benefits          obligations         obligations     costs           Total
-----------------------------------------------------------------------------------------------------------------
Restructuring
 charges during 2000                   $ 1,825              $ 5,290             $ 2,043    $    210       $ 9,368
Utilization                                847                  296                              39         1,182
-----------------------------------------------------------------------------------------------------------------
Balance September 30, 2000            $    978              $ 4,994             $ 2,043    $    171       $ 8,186
-----------------------------------------------------------------------------------------------------------------


         The Company anticipates recording an additional charge in the fourth quarter of 2000, related to the IT Group due to continuing exit costs associated with the offices and operations closed.

         In connection with the Company's 1999 restructuring, the Company recorded a restructuring charge of $7,374,000 in 1999. During the period ended September 30, 2000 and the year ended December 31, 1999, the Company utilized $2,043,000 and $2,754,000, respectively.

The components of the 1999 restructuring charges are as follows (in thousands):


                                            Severance        Lease and        Other facility
                                          and related        related            related
                                          benefits           obligations         costs              Total
---------------------------------------------------------------------------------------------------------
Balance December 31, 1999                     $   289            $ 4,206      $    125            $ 4,620
---------------------------------------------------------------------------------------------------------
Utilization                                       184              1,806            53              2,043
Reversal of restructuring charges
during 2000                                                          768                              768
---------------------------------------------------------------------------------------------------------
Balance September 30, 2000                   $    105            $ 1,632      $     72            $ 1,809
---------------------------------------------------------------------------------------------------------

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

7.       Asset impairment charge and restructuring charge (Continued)

         The remaining amounts that have been accrued for severance and related benefits will be expended by December 31, 2000. Lease obligations are presented at their present value are net of assumed sublets. Other facility related costs will be expended through 2001. Of the remaining unexpended amounts at September 30, 2000 and December 31, 1999, $6,336,000 and $1,884,000, respectively, was included in Accounts payable and accrued expenses and $3,659,000 and $2,736,000, respectively, was included in Other non-current liabilities in the Consolidated Balance Sheet.

8.       Termination of merger agreement

         On February 11, 2000, the Company terminated its previously announced merger agreement with VS&A Communications Partners III, L.P. ("VS&A"), an affiliate of Veronis, Suhler & Associates Inc. To induce VS&A to agree to the immediate termination of the merger agreement and to give the Company a general release, on February 11, 2000, the Company issued to VS&A, as partial reimbursement of the expenses incurred by it in connection with the merger agreement, 83,333 shares of the Company's Common Stock and an 18-month warrant to purchase 83,333 shares of the Company's Common Stock at a price of $6.00 per share. The consideration was valued at $686,000, and was included in the December 31, 1999 consolidated statement of operations.

9.       Class B Capital Stock

         On February 11, 2000, an affiliate of Andersen, Weinroth & Co., L.P. ("Andersen Weinroth") purchased 200,000 shares of the Company's Class B Capital Stock for $6.00 per share for a total cost of $1,200,000. In addition, G. Chris Andersen joined the Board of Directors of the Company. Mr. Andersen is a general partner of Andersen Weinroth.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

10.      Related party transactions

         During the first quarter of 2000, the Company made loans to an officer who is the President and Chief Executive Officer as well as a director of the Company totalling approximately $1,277,000 to purchase an aggregate of 150,000 shares of Class B Capital Stock. In addition, at December 31, 1999, the Company had loans receivable from such officer in the amount of approximately
$2,817,000. The officer primarily utilized the proceeds of the prior loans to exercise options to purchase an aggregate of 408,512 shares of Class B Capital Stock. Such loans bear interest at the prime rate of Fleet Bank and are secured by the purchased Class B Capital Stock and certain other assets. All principal on the loans and accrued interest ($430,000 at September 30, 2000) are due on May 31, 2004. In prior years, the Company made unsecured loans to such officer in the amount of approximately $480,000, which unsecured loans primarily bear interest at the prime rate of Fleet Bank.

11.      Investments

         Millennium Cell Inc. ("Millennium") is a development stage company which is engaged in the development of a patented and proprietary chemical process that converts sodium borohydride to hydrogen. As of June 30, 2000, the Company had a 27% ownership interest (prior to the completion of the Initial Public Offering ("IPO") described below) representing approximately 6,000,000 shares including approximately 550,000 shares of common stock subject to options given to the Company's employees to acquire Millennium shares from the Company's holdings. The Company accounted for this investment under the equity method of accounting.

         On August 14, 2000, Millennium completed an IPO of 3,000,000 shares of common stock at a price of $10 per share. Based upon the consummation of the IPO which reduced the Company's holdings in Millennium from approximately 27% to approximately 22.2% and certain organizational changes including lack of Board representation, in Millennium, the Company believes that it does not have significant influence on the operating and financial policies of Millennium and as such now believes that it is appropriate to account for this investment under the cost method of accounting.

         The majority of the Company's shares of common stock in Millennium are subject to a lock-up provision until February 9, 2001, and accordingly cannot be sold by the Company before that date, unless the provision is waived by the underwriter. In addition, the Company's shares (excluding the 550,000 shares subject to options) have been pledged to its bank to secure its credit facility.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

11.      Investments (Continued)

         As the Company intends to dispose of 1,000,000 shares within the near term the underwriter has agreed to waive the lock-up provisions on these shares. Accordingly, the Company has classified these shares as trading securities. At September 30, 2000, these shares had a value of approximately $22,000,000.

         The approximately 5,000,000 shares remaining are not expected to be sold within the near term and, as such are classified as available for sale securities. At September 30, 2000, these shares had a value of approximately $111,000,000.

         In connection with the IPO the Company recorded an increase of approximately $7,300,000 in its investment in Millennium which was credited, net of taxes, to additional paid-in capital in accordance with Staff Accounting Bulletin 51.

         On February 11, 2000, the Company granted options to purchase an aggregate of approximately 550,000 of its shares of Millennium common stock to certain of its employees pursuant to the GP Strategies Corporation Millennium Cell, LLC Option Plan (the "Millennium Option Plan"), which options vest over either a one year or two year period and expire on May 11, 2002. The Company will receive approximately $500,000 upon exercise of all options pursuant to the Millennium Option Plan. As a result of the Millennium Option Plan, the Company recorded net deferred compensation of $5,039,000, to be amortized over the remaining vesting period of the options, and a liability to employees of $11,702,000 at September 30, 2000. These amounts are included in Prepaid expenses and other current assets and Accounts payable and accrued expenses, respectively, on the Consolidated Condensed Balance Sheet. Pursuant to the vesting provisions of the Millennium Option Plan, the Company recorded a non-cash compensation expense of $4,563,000 and $6,163,000 for the quarter and nine months ended September 30, 2000, which is included in Selling, general and administrative expenses in the Consolidated Condensed Statement of Operations.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Overview

         The Company has four operating business segments. Three of the Company's segments are managed through the Company's principal operating subsidiary, GP, and the fourth through its operating subsidiary, MXL Industries, Inc. (MXL). In addition, the Company holds a number of investments in public and privately held companies.

         GP is a performance improvement company that assists productivity driven organizations to maximize workforce performance by integrating people, processes and technology. GP is a total solution provider for strategic training, engineering, consulting and technical support services to Fortune 500 companies, government, utilities and other commercial customers. GP consists of three segments: the Information Technology (IT) Group, the Manufacturing Services Group and the Process & Energy Group. The Optical Plastics Group, which comprises MXL, manufactures molded and coated optical products, such as shields and facemasks and non-optical plastic products.

         The Company had a net loss before income taxes of $7,386,000 and $31,330,000 for the quarter and nine months ended September 30, 2000 compared to a net loss before income taxes of $1,560,000 and $8,272,000 for the quarter and nine months ended September 30, 1999. The operating loss in 2000 was primarily due to an Asset impairment charge of $19,245,000, of which $18,474,000 was taken in the second quarter and $771,000 was taken in the third quarter of 2000 and a $8,600,000 Restructuring charge taken in the third quarter of 2000. These charges were the result of the continuing operating losses incurred by the IT Group, due to the trend of reduced revenue on a quarterly basis, which began in 1999 and continued through 2000, and as such the IT open enrollment businesses in UK and Canada were closed in the third quarter of 2000.

         In addition, for the quarter and nine months ended September 30, 2000, the Company also recorded a $4,563,000 and $6,163,000 non-cash compensation expense related to a compensation plan offered to certain of its employees which is included in selling, general and administrative expenses (See Note 11 to the Consolidated Condensed Financial Statements).

         For the third quarter of 2000 the Company had a gain of $12,000,000 for the quarter and $12,468,000 for the nine months ended September 30, 2000 on trading securities primarily relating to 1,000,000 shares of Millennium Cell stock, which are classified as trading securities. In addition, the Company had equity losses of $2,847,000 for the quarter and $2,959,000 for the nine months ended September 30, 2000 which were primarily the result of the Company writing down its investment in the Five Star Group by approximately $2,400,000 in the third quarter of 2000 due to an "other than temporary" decline in the value of this investment.

         The Company had a loss before income taxes of $1,560,000 and $8,272,000 for the quarter and nine months ended September 30, 1999. The loss for the nine months ended September 30, 1999 was primarily due to a Restructuring charge recorded in the quarter ended June 30, 1999 totaling $6,312,000, principally related to the Company's IT business segment as well as other costs incurred by the IT group in exiting certain activities. These charges were included in Cost of sales and Selling, general and administrative expenses, and included such items as: payroll and related benefits, facility-related costs, write-offs of other assets and losses on contracts.

         The Manufacturing Services Group also had reduced operating profits due to reduced sales and gross margin percentage in the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999. For the quarter ended September 30, 2000, the Manufacturing Group had reduced operating profit due to reduced gross margin percentages.

         The Process and Energy Group had increased operating profit for the nine months ended September 30, 2000, as compared to the prior year, due to increased sales. For the quarter ended September 30, 2000, the Process and Energy Group has slightly improved operating results due to increased sales. In addition, the Process & Energy and Manufacturing Services Groups had increased investments in internal training and business development during the first nine months of 2000. The Company is focusing its business development activities in 2000 on a major branding campaign, to increase the name recognition of GP, as well as plant launch services, e-Learning and the area of learning resource management. The Company believes that these investments in business development are an integral part of its effort to increase its revenues and gross margin percentage.

Asset impairment charge and restructuring charge

         The operations of the IT Group are primarily comprised of the operations of Learning Technologies, which was purchased by the Company in June 1998. As a result of the purchase of Learning Technologies, the Company recorded $23,216,000 of goodwill, which is being amortized over 30 years.

         During 1999, the Company adopted restructuring plans, primarily related to its IT Business segment. The Company took steps in order to change the focus of the IT Group from open enrollment information technology training courses to project oriented work for corporations, which was consistent with the focus of GP's current business. In connection with the restructuring, the Company closed, downsized, or consolidated 7 offices in the United States, 10 offices in Canada and 5 offices in the United Kingdom (UK), and terminated approximately 156 employees.

         The Company believed at that time that the strategic initiatives and cost cutting moves taken in 1999 and the first quarter of 2000 would enable the IT Group to return to profitability in the last six months of 2000. However, those plans were not successful, and the Company determined that it could no longer bring the open enrollment IT business to profitability, and additionally that there had been an impairment to intangible and other assets.

         In July 2000, as a result of the continued operating losses incurred by its IT Group, as well as the determination that revenues would not increase to profitable levels, the Company closed its open enrollment business in the UK and Canada. In the third quarter of 2000, the open enrollment IT business was closed. The Company recorded a restructuring charge of $8,600,000 in the third quarter of 2000.

         As a result, for the quarter and nine months ended September 30, 2000, the Company has recorded an asset impairment charge of $771,000 and $19,245,000 related to the IT Group. The charge includes a write-off of intangible assets of $16,663,000 (of which $16,056,000 was recorded during the six months ended June 30, 2000), as well as write-offs of property, plant and equipment and other assets relating to the offices to be closed totaling $2,582,000 (of which $2,418,000 was recorded during the six months ended June 30, 2000).

         The Company believes that the remaining unamortized goodwill of approximately $5,400,000, which relates to the US and Canadian IT project business, is recoverable from future operations. However, if the remaining IT operations do not achieve profitable operating results, there can be no assurance that a further impairment charge will not be required.

         The Company anticipates recording an additional charge in the fourth quarter of 2000, due to continuing exit costs associated with the offices and operations closed related to the IT Group.

Sales

                               Three months ended          Nine months ended
                                 September 30,            September 30,
                            ---------------------        --------------
                             2000          1999           2000          1999
                          ---------     ---------      ---------     -------

Manufacturing Services   $ 21,185       $20,277       $ 55,994      $ 67,018
Process and Energy         21,113        17,254         63,385        56,571
Information Technology      6,125        13,290         21,117        44,234
Optical Plastics            2,363         2,432          8,278         7,637
Other                      -                  5            140           493
                         --------   -----------    -----------   -----------
                         $ 50,786      $ 53,258       $148,914      $175,953
                         --------      --------       --------      --------

         For the quarter and nine months ended September 30, 2000, consolidated sales decreased by $2,472,000 and decreased by $27,039,000, respectively, compared to the corresponding periods of 1999. The reduced sales occurred primarily within the IT Group due to the continuing erosion of the Canadian and

UK IT training business. The reduced sales of the Manufacturing Services Group for the nine months ended September 30, 2000, was the result of revenue generated for several large jobs in 1999 that were not replaced with jobs of similar dollar value in the first quarter of 2000. The increased sales within the Manufacturing Services Group from the third quarter of 1999 was primarily the result of growth within the Company's automotive sector. The Process and Energy Group has experienced increased sales for both the quarter and nine months ended September 30, 2000.

Gross margin


                                      Three months ended                    Nine months ended
                                     September 30,                            September 30,
                             ----------------------------------     -------------------------
                                2000       %        1999     %            2000       %        1999       %
                             -------      ---  ---------    ---     ----------      --   ---------      --

Manufacturing Services       $ 3,067       14.5   $ 3,717    18.3      $ 7,564      13.5     $11,356     16.9
Process and Energy             3,013       14.3     2,857    16.6        8,472      13.4       8,137     14.4
Information Technology        (1,666)                 228    17.2       (3,671)                  404       .9
Optical Plastics                 587       24.8       622    25.6        2,188      26.4       2,023     26.5
Other                           (180)                (188)                (421)                   87     17.6
                             -------             --------              -------             ---------
                             $ 4,821              $ 7,236     8.7      $14,132               $22,007
                             -------              -------              -------               -------

         The reduction in gross margin of $7,875,000 for the nine months ended September 30, 2000 occurred within all segments of GP, as a result of reduced sales and gross margin percentage. The gross margin for the quarter ended September 30, 2000 was $2,415,000 lower than the gross margin achieved for the quarter ended September 30, 1999. The negative gross margin incurred by the IT Group in 2000 was the result of the continued decrease in sales, and the resulting inability of the segment to cover its infrastructure and operating costs and closing costs. The reduced gross margin percentage in the Process & Energy Group for the nine months ended September 30, 2000 was primarily the result of a change in the mix of services provided, including reduced product sales, which historically generate higher gross margin percentages. The Manufacturing Services Group has a reduced gross margin percentage in 2000 compared to the third quarter and nine months of 1999, due to the lack of plant launch and other large projects, which have historically generated higher gross margins.

Selling, general and administrative expenses

         For the quarter and nine months ended September 30, 2000, selling, general and administrative (SG&A) expenses were $11,009,000 and $23,879,000 compared to $7,013,000 and $21,429,000 incurred in the quarter and nine months ended September 30, 1999. The increased SG&A in 2000 is primarily attributable to the $4,563,000 and $6,163,000 of non-cash compensation expense related to a compensation plan offered to certain of its employees recorded in the quarter and nine months ended September 30, 2000, which was partially offset by reduced costs resulting from the restructuring plans which occurred in 1999. In addition, the Company continued to reduce SG&A at the corporate level.

Interest expense

         For the quarter and nine months ended September 30, 2000, interest expense was $1,454,000 and $4,114,000 compared to $1,114,000 and $3,205,000 for the quarter and nine months ended September 30, 1999. The increased interest expense in 2000 was primarily attributable to increased interest rates in the current period.

Investment and other income, net

         Investment and other income (loss), net were net losses of $2,373,000 and $2,092,000 for the quarter and nine months ended September 30, 2000 primarily from $2,847,000 and $2,959,000 of equity losses. Of these amounts $2,400,000 is attributable to the write-down of the Company's investment in the Five Star Group due to an "other than temporary" decline in the value of this investment. These amounts were partially offset by other income. For 1999 the Company recognized a $1,000,000 loss of its investment in GSE Systems, Inc. and had other losses of $1,332,000 and $590,000 for the quarter and nine months ended September 30, 1999.

Income tax expense

         In the quarter and nine months ended September 30, 2000, the Company recorded an income tax benefit of $8,579,000 and $8,204,000, respectively, which represents a federal income tax benefit offset by state, local and foreign income taxes. Due to the increase in value of the Company's investment in Millennium, the Company now anticipates it has the ability to utilize current net operating loss carryforwards. As such the Company now anticipates that it has the ability to utilize approximately $14,000,000 of net deferred tax assets consists primarily of domestic net operating loss carryforwards against which a valuation allowance was previously provided. This deferred tax benefit was offset by an increase in the valuation allowance of approximately $6,000,000 related to Canadian net operating losses which are not anticipated to be utilized and have therefore been reserved against. In the quarter and nine months ended September 30, 1999, the Company recorded income tax expense of $262,000 and $1,119,000, respectively, which represents primarily state, local and foreign tax expense.

Liquidity and capital resources

         At September 30, 2000, the Company had cash and cash equivalents totaling $3,890,000. The Company has sufficient cash and cash equivalents, marketable current and long-term investments and borrowing availability under existing and potential lines of credit as well as the ability to obtain additional funds from its operating subsidiaries in order to fund its working capital requirements.

         The decrease in cash and cash equivalents of $178,000 for the nine months ended September 30, 2000 resulted from cash provided in financing activities of $100,000 and by cash provided by operations of $1,161,000, offset by cash used in investing activities of $1,724,000. Cash provided by financing activities consisted primarily of proceeds from the sale of convertible debentures and Class B Stock partially offset by repayments of short-term borrowings and long-term debt.

         Due to the Company's restructuring charges and operating losses in 1999 and the operating losses and asset impairment charge in the nine months of 2000 primarily related to General Physics' IT Group, the Company was not in compliance with respect to the financial covenants in its credit agreement as of September 30, 1999, December 31, 1999, March 31, 2000 and June 30, 2000. The Company and its lenders entered into agreements dated as of April 12, 2000 and July 31, 2000, providing for waivers of compliance with such covenants at each of those four dates. Effective as of August 29, 2000, the Company and certain of its wholly owned subsidiaries entered into an Amended and Restated secured $63,500,000 Revolving Credit and Term Agreement (the "Amended Agreement") which amended in its entirety the Company's former credit agreement. The Amended
Agreement reduced the commitment pursuant to the revolving facility to $50,000,000 (subject to borrowing base limitations specified in the Amended Agreement), however the Amended Agreement did not change the payment terms of the term loan which currently has an outstanding balance of $13,500,000 as well as the expiration date on both the credit facility and the term loan. The interest rates increased on both the revolving credit facility and the term loan to prime plus 1.25% (increased from .50%) and Eurodollar plus 2.75% (increased from 2.00%). The Amended Agreement provides for additional security consisting of certain real property, personal property and all substantially marketable securities owned by the Company and its subsidiaries and also contains certain restrictive covenants, including the prohibition on future acquisitions, and provides for mandatory prepayment upon the occurrence of certain events. The Amended Agreement contains revised minimum net worth, fixed charge coverage, EBITDA and consolidated liabilities to tangible net worth covenants. Although there can be no assurance, the Company anticipates that it will satisfy the revised covenants in the future. At September 30, 2000, the Company had approximately $10,600,000 available to be borrowed under the Amended Agreement.

         The Company believes that cash generated from operations and borrowing availability under its credit agreement and marketable securities will be sufficient to fund the working capital needs of the Company.

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

         In December 1999, the SEC issued Staff Accounting Bulleting No.101, "Revenue Recognition in Financial Statements" ("SAB No. 101") which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101, amended by SAB 101A issued on March 24, 2000, requires registrants to adopt the accounting guidance contained therein by no later than the second fiscal quarter of the fiscal year beginning after December 15, 1999. On June 26, 2000, the SEC issued SAB No. 101B which postponed the implementation of SAB No. 101 until the fourth quarter of 2000. The Company does not believe that the implementation of SAB No. 101 will have a significant effect on its results of operations.

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

Forward-looking statements

         The forward-looking statements contained herein reflect GP Strategies' management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, all of which are difficult to predict and many of which are beyond the control of GP Strategies, including, but not limited to those risks and uncertainties detailed in GP Strategies' periodic reports and registration statements filed with the Securities and Exchange Commission.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION



Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.       Exhibits

         10. Amended and Restated Credit Agreement by and among GP Strategies Corporation, General Physics Canada, Ltd., The Lenders Party hereto, and Fleet Bank, National Association, as Agent, as Issuing Bank and as Arranger dated as of June 15, 1998, as amended and restated as of August 29, 2000.

         b.       Reports

                   None

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                               September 30, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                        GP STRATEGIES CORPORATION

DATE: November 20, 2000                 Jerome I. Feldman
                                        President and Chief Executive Officer



DATE: November 20, 2000                 Scott N. Greenberg
                                        Executive Vice President and
                                        Chief Financial Officer