Form 10-Q/A
period 2000-09-30
GP STRATEGIES CORP
filed 2001-03-27
CIK 70415

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

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

EXPLANATORY NOTE

This Form 10-Q/A restates the Consolidated Condensed Statement of Operations for the three and nine months ended September 30, 2000 as follows:

Gain on Trading Securities is being increased by $8,780,000 and the Income Tax Benefit is being decreased by $3,424,000 for the three and nine-month periods ended September 30, 2000. The dollar value over the prior year gain on trading securities and income tax benefit in Management's Discussion and Analysis and Financial Condition and Results of Operations have been changed accordingly to reflect this adjustment. In addition, the Form 10-Q/A restates the Consolidated Balance Sheet as of September 30, 2000 as follows: Accumulated Deficit is being decreased by $5,356,000 and Accumulated Other Comprehensive Income (Loss) is being decreased by $5,356,000. The Accumulated Other Comprehensive Income (Loss) in the related note has been changed to reflect this adjustment.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                       Page No.
Part I.    Financial Information

                Consolidated Condensed Balance Sheets -
                  September 30, 2000 and December 31, 1999                 1

                Consolidated Condensed Statements of Operations -
                  Three Months and Nine Months Ended September 30,
                  2000 and 1999                                            3

                Consolidated Condensed Statements of Cash Flows -
                  Nine Months Ended September 30, 2000 and 1999            4

                Notes to Consolidated Condensed Financial

                  Statements                                               6

                Management's Discussion and Analysis of Financial

                  Condition and Results of Operations                     19

Part II.   Other Information                                              27

                  Signatures                                              28

                          PART I. FINANCIAL INFORMATION

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (in thousands)

                                                 September  30,    December 31,
                                                          2000            1999
            ASSETS                                  (unaudited)           *
                                                  (As restated)

Current assets

Cash and cash equivalents                            $   3,890        $  4,068
Marketable securities                                   22,000
Accounts and other receivables                          47,826          55,385
Inventories                                              1,672           1,888
Costs and estimated earnings
 in excess of billings on uncompleted contracts         14,863          14,238
Prepaid expenses and other current assets                8,358           3,853
                                                    ----------      ----------

Total current assets                                    98,609          79,432
                                                     ---------          ------

Investments and advances                               124,125          16,557

Property, plant and equipment, net                       9,090          13,658

Intangible assets, net of accumulated
  amortization of $41,557 and $38,986                   60,884          79,818

Deferred tax asset                                        -              3,990

Other assets                                             4,396           3,663
                                                   -----------     -----------
                                                      $297,104        $197,118
                                                      ========        ========




* The Consolidated Condensed Balance Sheet as of December 31, 1999 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.


   See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                 (in thousands)

                                                September  30,    December 31,
                                                         2000            1999
LIABILITIES AND STOCKHOLDERS' EQUITY             (unaudited)            *
                                                 (As restated)

Current liabilities:

Current maturities of long-term debt             $    1,383       $     3,668
Short-term borrowings                                37,607            40,278
Accounts payable and accrued expenses                36,788            25,634
Billings in excess of costs and estimated
 earnings on uncompleted contracts                   10,911             9,998
                                                  ---------       -----------

Total current liabilities                            86,689            79,578
                                                   --------         ---------

Long-term debt less current maturities               16,372            14,822
Deferred tax liability                               34,194             -
Other non-current liabilities                         3,659             2,736

Stockholders' equity

Common stock                                            122               115
Class B capital stock                                     8                 5
Additional paid in capital                          180,794           170,011
Accumulated deficit                                 (79,372)          (61,602)
Accumulated other comprehensive income (loss)        63,645              (817)
Note receivable from stockholder                     (4,094)           (2,817)
Treasury stock, at cost                              (4,913)           (4,913)
                                                  ---------        ----------
Total stockholders' equity                          156,190            99,982
                                                 ----------         ---------
                                                   $297,104          $197,118
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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                      (in thousands, except per share data)

                                                                 Three months               Nine months
                                                              ended September 30,             ended September 30,
                                                            ---------------------           ---------------------
                                                             2000             1999           2000            1999
                                                          -------           ------        -------           ------
                                                       (As restated)                     (As restated)

Sales                                                    $ 50,786         $ 53,258       $148,914         $175,953
Cost of sales                                              45,965           46,022        134,782          153,946
                                                         --------         --------       --------        ---------
Gross margin                                                4,821            7,236         14,132           22,007

Selling, general & administrative expenses                (11,009)          (7,013)       (23,879)         (21,429)

Interest expense                                           (1,454)          (1,144)        (4,114)          (3,205)

Investment and other income (loss), net                    (2,373)          (1,332)        (2,092)            (590)

Gain on trading securities                                 20,780              693         21,248            1,257

Asset impairment charge                                      (771)                        (19,245)

Restructuring charges                                      (8,600)                         (8,600)          (6,312)
                                                       ----------    -------------      ---------        ---------

Income (loss) before income taxes                           1,394           (1,560)       (22,550)          (8,272)

Income tax (expense) benefit                                5,155             (262)         4,780           (1,119)
                                                        ---------       ----------      ---------        ---------

Net income (loss)                                        $  6,549         $ (1,822)      $(17,770)        $ (9,391)
                                                         ========         ========       ========         ========

Net income (loss) per share:

Basic and diluted                                       $     .52       $    (.16)      $  (1.44)        $   (.82)
                                                        =========       =========       ========         ========

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                  (in thousands)

                                                                      Nine months
                                                                    ended September 30,
                                                                 2000              1999
                                                               -------            ------
                                                            (As restated)

Cash flows from operations:
Net loss                                                     $(17,770)        $  (9,391)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
  Depreciation and amortization                                 4,986             5,274
  Proceeds from sale of trading securities                        684             3,577
  Gain on trading securities                                  (21,248)           (1,257)
  Issuance of stock for profit incentive plan                   1,027             1,001
  Equity loss on investments                                    2,959             1,302
  Non-cash compensation expense                                 6,163
  Asset impairment charge                                      19,245
  Restructuring charge                                          8,600             6,312
  Deferred tax benefit                                         (5,535)
  Changes in other operating items                              2,050           (11,027)
                                                             --------          --------
  Net cash provided by (used for) operating activities          1,161            (4,209)
                                                             --------         ---------

Cash flows from investing activities:

Additions to property, plant & equipment                         (562)           (2,828)
Additions to intangible assets, net                              (454)             (744)
Proceeds from disposal of fixed assets                            507
(Increase) decrease of investments and other assets, net       (1,215)              527
                                                            ---------          --------
Net cash (used for) provided by investing activities           (1,724)            3,045
                                                            ---------         ---------


                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)
                                 (in thousands)

                                                                      Nine months
                                                                     ended September 30,

                                                                  2000              1999
                                                             ---------           -------
                                                             (As restated)

Cash flows from financing activities:

(Repayment of) proceeds from short-term borrowings              (2,671)            7,523
Proceeds from sale of Class B Stock                              1,200
Proceeds from subordinated convertible debentures                2,640
Repayment of long-term debt                                     (1,258)           (2,272)
Exercise of common stock options and warrants                      189               910
Repurchase of treasury stock                                    -                 (1,129)
                                                           -----------           -------
Net cash provided by financing activities                          100             5,032
                                                             ---------           -------
Effect of exchange rate changes on
Cash and cash equivalents                                          285               317
                                                             ---------          --------

Net decrease in cash and cash equivalents                         (178)           (1,905)
Cash and cash equivalents at the beginning of the periods        4,068             6,807
                                                              --------          --------
Cash and cash equivalents at the end of the periods           $  3,890          $  4,902
                                                              ========          ========


Cash paid during the periods for:

 Interest                                                     $  4,253          $  3,930
                                                              ========          ========
 Income taxes                                                 $    361          $    955
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

2.   Earnings per share

Income (loss) per share (EPS) for the periods ended September 30, 2000 and 1999 are as follows (in thousands, except per share amounts):


                                           Three months                    Nine months
                                        ended September 30,             ended September 30,
                                            2000          1999            2000             1999
                                         (As restated)                (As restated)

Basic and Diluted EPS

Net income (loss)                   $   6,549           $ (1,822)      $(17,770)       $  (9,391)
Weighted average shares

Outstanding                            12,692             11,287         12,302           11,407
Basic and diluted net income
(loss) per share                    $     .52           $   (.16)      $  (1.44)        $   (.82)


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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

4.       Comprehensive income (loss)

The following are the components of comprehensive income (loss) (in thousands):

                                                          Three months ended             Nine months ended
                                                             September 30,                September 30,
                                                          2000           1999            2000         1999
                                                    (As restated)                    (As restated)

Net income (loss)                                    $   6,549         (1,822)       $(17,770)    $ (9,391)
                                                     ---------         ------        ---------    --------
Other comprehensive income
(loss) before tax:
Net unrealized gain (loss) on
 available-for-sale-securities                         103,901           (391)        104,500         (567)
Foreign currency translation adjustment                    670            122             795          317
                                                    ----------     ----------      ----------    ---------
Other comprehensive income (loss),
 before tax                                            104,571           (269)        105,295         (250)
Income tax benefit (expense) relating to
 items of other comprehensive income                   (40,789)           133         (40,833)         193
                                                     ---------      ---------       ---------   ----------
Comprehensive income (loss), net of tax               $ 70,331       $ (1,958)       $ 46,692     $ (9,448)
                                                      ========       ========        ========     ========

The components of accumulated other comprehensive income (loss) are as follows:

                                               September 30,     December 31,
                                                  2000               1999
                                                ---------          -------
                                             (As restated)

Net unrealized gain (loss) on
 available-for-sale-securities                 $104,445          $     (55)
Foreign currency translation adjustment              36               (759)
                                             ----------           --------
Accumulated other comprehensive income
(loss) before tax                               104,481               (814)
Accumulated income tax expense related to
items of other comprehensive income (loss)      (40,836)                (3)
                                              ---------          ---------
Accumulated other comprehensive
income (loss), net of tax                      $ 63,645           $   (817)
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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

6.       Business segments (Continued)

The following tables set forth the sales and gross margin of each of the Company's operating segments (in thousands):


                               Three months ended                  Nine months ended
                               September  30,                    September  30,
                               ------------------             -----------------
                                     2000          1999           2000          1999
                                  -------      --------        -------       -------

Sales

Manufacturing Services           $ 21,185       $20,277       $ 55,994      $ 67,018
Process and Energy                 21,113        17,254         63,385        56,571
Information Technology              6,125        13,290         21,117        44,234
Optical Plastics                    2,363         2,432          8,278         7,637
Other                              -                  5            140           493
                               ----------   -----------    -----------   -----------
                                 $ 50,786      $ 53,258       $148,914      $175,953
                                 --------      --------       --------      --------

Gross margin

Manufacturing Services           $  3,067     $   3,717       $  7,564      $ 11,356
Process and Energy                  3,013         2,857          8,472         8,137
Information Technology             (1,666)          228         (3,671)          404
Optical Plastics                      587           622          2,188         2,023
Other                                (180)         (188)          (421)           87
                               ----------     ---------     ----------    ----------
                                $   4,821      $  7,236       $ 14,132      $ 22,007
                                ---------      --------       --------      --------


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

The components of the 2000 restructuring charges are as follows (in thousands):


                                Severance     Lease and                  Other facility
                              and related     related        Contractual    related
                                 benefits     obligations    obligations     costs        Total
-----------------------------------------------------------------------------------------------------
Restructuring
 charges during 2000              $ 1,825         $ 5,290        $ 2,043     $  210       $ 9,368
Utilization                           847             296                        39         1,182
-----------------------------------------------------------------------------------------------------
Balance September 30, 2000       $    978         $ 4,994        $ 2,043     $  171       $ 8,186
-----------------------------------------------------------------------------------------------------

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

         The components of the 1999 restructuring charges are as follows (in thousands):

                                       Severance         Lease and        Other facility
                                      and related        related            related
                                      benefits           obligations         costs          Total
---------------------------------------------------------------------------------------------------
Balance December 31, 1999                 $   289            $ 4,206       $    125       $ 4,620
------------------------------------------------------------------------------------------------------
Utilization                                   184              1,806             53         2,043
Reversal of restructuring charges
during 2000                                                      768                          768
------------------------------------------------------------------------------------------------------
Balance September 30, 2000               $    105            $ 1,632       $     72       $ 1,809
------------------------------------------------------------------------------------------------------

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

10.      Related party transactions (Continued)

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

12.      Restatements

         The Company has restated its Consolidated Financial Statements as of September 30, 2000 and for three and nine months ended September 30, 2000 because of adjustments that were identified related to the allocation of the cost basis of Millennium Cell between available-for-sale securities and trading securities.

         The impact of the restatement on the Company's Consolidated Statements of Operations for the three and nine months ended September 30, 2000 is summarized as follows:


                                                         Three Months Ended                   Nine Months Ended
                                                         September 30, 2000                   September 30, 2000
                                                -----------------------------------------------------------------
                                                  As reported          Restated            As reported        Restated

Gain on trading securities                        $  12,000            $20,780             $12,468            $21,248
Income tax benefit                                    8,579              5,155               8,204              4,780
Net Income (Loss)                                     1,193              6,549             (23,126)           (17,770)

Basic and diluted income (loss) per share               .09                .52              (1.88)             (1.44)


         The impact of the restatement on the Company's Consolidated Balance Sheet as of September 30, 2000 is summarized as follow:

                                                              As of
                                                         September 30, 2000
                                                    As reported         Restated

Accumulated Deficit                                  $ (84,728)       $ (79,372)
Accumulated Other Comprehensive Income                  69,001           63,645

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

         The Company had income before income taxes of $1,394,000 and a loss before income taxes of $22,550,000 for the quarter and nine months ended September 30, 2000, respectively, compared to a net loss before income taxes of $1,560,000 and $8,272,000 for the quarter and nine months ended September 30, 1999, respectively. The operating loss for the nine months ended September 30, 2000, was primarily due to an Asset impairment charge of $19,245,000, of which $18,474,000 was taken in the second quarter and $771,000 was taken in the third quarter of 2000 and a $8,600,000 Restructuring charge taken in the third quarter of 2000. These charges were the result of the continuing operating losses incurred by the IT Group, due to the trend of reduced revenue on a quarterly basis, which began in 1999 and continued through 2000, and as such the IT open enrollment businesses in UK and Canada were closed in the third quarter of 2000. The quarter ended September 30, 2000, included a $20,780,000 gain, which offset the other charges to result in an income before income taxes of $1,394,000.

         In addition, for the quarter and nine months ended September 30, 2000, the Company also recorded a $4,563,000 and $6,163,000 non-cash compensation expense related to a compensation plan offered to certain of its employees which is included in selling, general and administrative expenses (See Note 11 to the Consolidated Condensed Financial Statements).

         For the third quarter of 2000 the Company had a gain of $20,780,000 for the quarter and $21,248,000 for the nine months ended September 30, 2000 on trading securities primarily relating to 1,000,000 shares of Millennium Cell stock, which are classified as trading securities. In addition, the Company had equity losses of $2,847,000 for the quarter and $2,959,000 for the nine months ended September 30, 2000 which were primarily the result of the Company writing down its investment in the Five Star Group by approximately $2,400,000 in the third quarter of 2000 due to an "other than temporary" decline in the value of this investment.

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

Sales

                                Three months ended          Nine months ended
                                  September 30,               September 30,
                              2000          1999           2000          1999

Manufacturing Services    $ 21,185       $20,277       $ 55,994      $ 67,018
Process and Energy          21,113        17,254         63,385        56,571
Information Technology       6,125        13,290         21,117        44,234
Optical Plastics             2,363         2,432          8,278         7,637
Other                       -                  5            140           493
                          --------   -----------    -----------   -----------
                          $ 50,786      $ 53,258       $148,914      $175,953
                          --------      --------       --------      --------

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


Gross margin

                                       Three months ended                         Nine months ended
                                         September 30,                              September 30,
                                 2000       %        1999     %            2000       %        1999       %

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

Income tax expense

         In the quarter and nine months ended September 30, 2000, the Company recorded an income tax benefit of $5,155,000 and $4,780,000, respectively, which represents a federal income tax benefit offset by state, local and foreign income taxes. Due to the increase in value of the Company's investment in Millennium, the Company now anticipates it has the ability to utilize current net operating loss carryforwards. As such the Company now anticipates that it has the ability to utilize approximately $11,000,000 of net deferred tax assets consisting primarily of domestic net operating loss carryforwards against which a valuation allowance was previously provided. This deferred tax benefit was offset by an increase in the valuation allowance of approximately $6,000,000 related to Canadian net operating losses which are not anticipated to be utilized and have therefore been reserved against. In the quarter and nine months ended September 30, 1999, the Company recorded income tax expense of $262,000 and $1,119,000, respectively, which represents primarily state, local and foreign tax expense.

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

                            GP STRATEGIES CORPORATION


DATE: March 27, 2001                          Jerome I. Feldman
                                              President &
                                              Chief Executive Officer

DATE: March 27, 2001                          Scott N. Greenberg
                                              Executive Vice President &
                                              Chief Financial Officer