Form 10-K
period 2000-12-31
GP STRATEGIES CORP
filed 2001-04-10
CIK 70415

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    FORM 10-K

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the Fiscal Year Ended December 31, 2000

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                          Commission File Number 1-7234

                          GP STRATEGIES CORPORATION
            (Exact name of Registrant as specified in its charter)

            Delaware                                       13-1926739
----------------------------                            --------------
(State of Incorporation)                               (I.R.S. Employer
Identification No.)

9 West 57th Street, New York, NY                           10019
--------------------------------                         ---------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:   (212) 826-8500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                  Name of each exchange on which registered:

Common Stock, $.01 Par Value                  New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of March 21, 2001, the aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $.01 per share and Class B Capital Stock, par value $.01 per share held by non-affiliates was approximately $48,641,000 and $800,000, respectively, based on the closing price of the Common Stock on the New York Stock Exchange on March 21, 2001.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the most recent practicable date.

Class                                           Outstanding at March 21, 2001
-----                                           -----------------------------

Common Stock, par value $.01 per share               12,160,217 shares
Class B Capital Stock, par value $.01 per share         800,000 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders are incorporated by reference into Part III hereof

                                TABLE OF CONTENTS

                                                              Page

PART I

      Item 1.   Business                                         1

      Item 2.   Properties                                      15

      Item 3.   Legal Proceedings                               15

      Item 4.   Submission of Matters to a Vote of
                Security Holders                                16

PART II

      Item 5.   Market for the Registrant's Common
                Equity and Related Stockholder Matters          16

      Item 6.   Selected Financial Data                         17

      Item 7.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations   18

      Item 7A. Quantitative and Qualitative Disclosures
                About Market Risk                               26

      Item 8.   Financial Statements and Supplementary Data     27

      Item 9.   Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure          70

PART III

      Item 10.  Directors and Executive Officers of the
                Registrant*                                     70

      Item 11.  Executive Compensation*                         70

      Item 12.  Security Ownership of Certain
                Beneficial Owners and Management*               70

      Item 13.  Certain Relationships and Related Transactions* 70

PART IV

      Item 14.  Exhibits, Financial Statement Schedules,
                and Reports on Form 8-K                         71
*to be incorporated by reference from the Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders.

                                     PART I

ITEM 1.     BUSINESS

General Development of Business

            GP Strategies Corporation (the "Company") has engaged in a strategic redirection over the last four years and has divested a number of its holdings to focus primarily on becoming a leading performance improvement company, through its wholly-owned subsidiary, General Physics Corporation ("General Physics"). In addition, the Company's subsidiary MXL Industries, Inc. ("MXL") manufactures optical products and Hydro Med Sciences, Inc. ("Hydro Med") is focusing its efforts to obtain Food and Drug Administration ("FDA") approval for its prostate cancer drug delivery system.

      During the first three quarters of 2000, the Company had five operating business segments. However, in the fourth quarter of 2000, as a result of organizational and operational changes at General Physics and the shut down of the IT open enrollment business in the third quarter of 2000, the Company combined the Manufacturing Services Group with the Process and Energy Group. Two of these segments, the Manufacturing & Process Group and the Information Technology Group, are managed through the Company's principal operating subsidiary General Physics, the third through its operating subsidiary MXL and its fourth through the Hydro Med and Other Group. In addition, the Company holds a number of investments in publicly held companies, including publicly traded stock in Millennium Cell Inc. ("Millennium").

      General  Physics  is  a  performance   improvement  company  that  assists
productivity driven organizations to maximize workforce performance by integrating people, processes and technology. General Physics is a total solution provider for strategic training, engineering, consulting and technical support services to Fortune 1000 companies, government, utilities and other commercial customers. As of the fourth quarter of 2000, General Physics consisted of two segments; the Manufacturing & Process Group and the Information Technology (IT) Group. The Optical Plastics Group, which includes MXL, manufactures molded and coated optical products, such as shields and face masks and non-optical plastic products and the fourth group primarily consists of Hydro Med.

      The Manufacturing & Process Group, including GP e-Learning Technologies, Inc. ("GP e-Learning"), provides technology based training, including e-Learning, engineering, consulting and technical services to leading companies in the automotive, energy, oil and gas, pharmaceutical, steel and food and beverage industries, as well as to the government sector. The IT Group provides information training programs and solutions on an enterprise-wide scale. Because of continued operating losses, the open enrollment IT business, which had been included in the IT segment, was closed in the third quarter of 2000.

      The Company was incorporated in Delaware in 1959 and is a New York Stock Exchange listed company traded under the symbol GPX.

Manufacturing &Process Group
Information Technology Group

GENERAL PHYSICS CORPORATION

Organization and Operations

      General Physics, with approximately 1,600 employees in offices worldwide, provides performance improvement services and products to multinational companies in manufacturing and process industries, electric power utilities, and other commercial and governmental customers.

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

      General Physics provides a broad range of services and products on a global scale that are oriented toward improving the performance of individuals and organizations throughout their productive lives. General Physics' instruction delivery capabilities include traditional classroom, structured on-the-job training (OJT), just-in-time methods, electronic performance support systems (EPSS), and the full spectrum of e-learning technologies. For businesses, government agencies and other organizations, General Physics offers services and products spanning the entire lifecycle of production facilities; plant launch assistance from both workforce training and engineering perspectives; operations and maintenance practice training and consulting services; curriculum development and delivery; facility and enterprise change and configuration management; lean enterprise consulting; plant and process engineering review and re-design; learning resource management; e-learning consulting and systems implementation; and development and delivery of information technology (IT) training on an enterprise-wide scale. General Physics' personnel bring a wide variety of professional, technical and military backgrounds together to create cost-effective solutions for modern business and governmental challenges.

      Operationally, General Physics is organized globally into vertically and horizontally integrated functional and administrative units, with the goal of achieving a level of adaptability to match rapidly changing business conditions and opportunities. Realignment of people, products and business units occurs frequently to achieve the goal of exposing each of General Physics' clients to the full menu of services and products offered. In the fourth quarter of 2000, the Manufacturing Services Group and the Process & Energy Group were combined into one segment as a result of the Company's decision to close the IT open enrollment business and its strategy of integrating and realigning groups to further centralize operational functions and management personnel.

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

      In 1999 General Physics refocused its international strategy to leverage its success with multinational clients by following those clients into new venues, then expand its client base to include local suppliers and related parties. Proposed locations were evaluated for political stability and potential receptiveness to General Physics' products and services. General Physics has applied this strategy to Canada, the United Kingdom, Mexico, Brazil and Malaysia.

      During 1999, General Physics adopted restructuring plans, primarily related to its IT Group segment, to change the focus of the IT Group from open enrollment IT training courses to project oriented work. In connection with the restructuring, General Physics closed, downsized, or consolidated offices in the United States, Canada and in the United Kingdom (UK), and terminated the employment of approximately 160 employees. General Physics believed at that time that the strategic initiatives and cost cutting moves taken in 1999 and the first quarter of 2000 would enable the IT Group to return to profitability in the last six months of 2000. However, in July 2000, as a result of the continued operating losses incurred by its IT Group, General Physics determined that it could not bring the IT Group to profitability unless it closed its open enrollment IT business in the UK and Canada. During the third quarter of 2000, the open enrollment IT business was closed and substantially all of the open enrollment facilities in the UK and Canada were surrendered in connection with negotiated lease terminations, subleased or turned over to brokers for disposition. General Physics terminated the employment of substantially all of the remaining employees associated with the IT open enrollment business in the UK and Canada.

      In 2000, the Company and General Physics formed GP e-Learning to provide global 2000 corporations and other organizations with a single source solution for their e-Learning needs.

      Also in 2000, General Physics began an upgrade to its financial, accounting and human resources systems by contracting with an application service provider for the use of an Enterprise Resource Planning software package that will better integrate those functions and streamline support for its business operations. General Physics anticipates that these systems should be operational in the third quarter of 2001.

      General Physics' performance is significantly affected by the timing of performance on contracts. Results of operations for the first three quarters of the year are generally not seasonal, since contracts are performed throughout the year, however, the fourth quarter results may be negatively impacted by plant shutdowns and fewer workdays as a result of holidays. In addition, demand for services may fluctuate with and can be related to general levels of economic activity and employment in the United States, Canada and the UK. A significant economic downturn or recession in one or more of these countries could have a material adverse effect on General Physics' business, financial condition and results of operations.

Customers

      General Physics currently provides services to more than 600 customers. Significant customers include multinational automotive manufacturers, such as General Motors Corporation, Ford Motor Company and DaimlerChrysler Corporation; commercial electric power utilities, such as Consolidated Edison Company of New York, Public Service Electric & Gas Company, ComEd, Entergy Operations, Inc., Southern California Edison, and National Power Corporation (Philippines); governmental agencies, such as the U.S. Departments of Defense, Energy and Treasury, NASA, Canada Post, the U.S. Postal Service and various Canadian provincial governments; U.S. government prime contractors, such as Northrop-Grumman, Lockheed Martin, Westinghouse Savannah River Company and The Johns Hopkins University Applied Physics Laboratory; pharmaceutical companies, such as Pfizer, Inc., Merck & Co. and Pharmacia-Upjohn; communications companies, such as Lucent Technologies, Cablevision and British Telecom PLC; computer, electronics, and semiconductor companies, such as IBM Corporation and Applied Materials; food and beverage companies, such as Anheuser-Busch Company and PepsiCo.; petro-chemical companies, such as ExxonMobil and Lyondell-Citgo; steel producers, such as AK Steel, USX Corporation, Ispat Inland Inc., USA, National Steel and Dofasco Steel; and other large multinational companies, such as Fluor Daniel, PPG Industries, Inc., General Electric Company and Kimberly Clark Corp.

      Revenue from the United States Government accounted for approximately 24% of General Physics' revenue for the year ended December 31, 2000. However, such revenue was derived from many separate contracts and subcontracts with a variety of Government agencies and contractors that are regarded by General Physics as separate customers. In 2000, except for General Motors Corporation, which accounted for approximately 14% of General Physics' revenue, no other customer accounted for 10% or more of General Physics' revenue.

General Physics' Operating Segments

      General Physics provides services and sells products within a structure that is integrated both vertically and horizontally. Vertically, General Physics is organized into Strategic Business Units (SBUs), Business Units (BUs), and Groups focused on providing a wide range of products and services to clients and prospective clients predominantly within targeted markets. Horizontally, General Physics is organized across SBUs, BUs and Groups to integrate similar service lines, technology, information, work products, client management and other resources. As a result, General Physics has evolved into a matrixed organization in which resources can be coordinated to meet the needs of General Physics' clients or to respond quickly and mobilize resources for new opportunities. Communications, market research, accounting, finance, legal, human resources and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating units to support existing customer accounts and new customer development. As of the fourth quarter of 2000, General Physics manages its business in two business segments:
Manufacturing & Process and Information Technology.

Manufacturing & Process Group

      The Manufacturing & Process Group focuses on developing long-term relationships with manufacturing sector Fortune 1000 companies, their suppliers and agencies of the government. The Group builds these relationships by gaining a thorough understanding of a client's competitive strategies and business objectives, analyzing their human, technical, and organization issues and recommending viable human performance and learning resource management solutions to clients to help them improve performance, increase efficiency and reduce risk. The Group provides training, engineering and technical support services to clients, whether involving workforce development, plant launch, modification of existing facilities and systems or regulatory compliance. The Group then works with its customers in implementing the recommended solutions, moving the organization toward achieving business objectives and improving competitive advantage. The Group frequently supports the introduction of new work practices associated with lean manufacturing, self-directed work teams and engineering. Adult learning delivery capabilities include traditional classroom, structured on-the-job training (OJT), just in time methods, electronic performance support systems (EPSS), and the full spectrum of e-Learning technologies. In addition, with over thirty years of training, applied engineering and management experience in helping clients improve performance, increase efficiency and reduce risk, this Group is called upon to help its clients meet global competitive challenges, especially when that challenge requires significant capital investment in plants and facilities and presents a potential risk to the workplace and the environment. Included in this Group is GP e-Learning, which functions as a single-source e-learning solution provider through its integration services, the development and provisioning of proprietary content and the aggregation and distribution of third party content. As an integrator, GP e-Learning offers complete e-learning services solutions from planning to hosting. As a developer of customer content, GP e-Learning creates new courses or re-purposes existing courses for online development. As an aggregator and distributor of third party content, GP e-Learning aggregates courses from its partner content network and markets these courses through its knowledge portal program, Knowledge Interchange.

      A representative list of this Group's customers allowing disclosure includes: General Motors Corporation, Ford Motor Company, Lockheed Martin, USX, Ispat Inland Inc., USA, Nalco Chemical Co., Lucent Technologies, Anheuser-Busch, Pepsi-Cola, CN Rail, SBC Communications, Applied Materials, NASA, the U.S. Postal Service, the U.S. Army, Navy and Air Force, Merck & Co., ExxonMobil, Pharmacia-Upjohn, General Electric, Consolidated Edison, Commonwealth Edison, Fluor Daniel and Aerojet General.

Information Technology Group

      The IT Group's services fall into four business areas: instructor-led and technology based training, customized education, enterprise solutions, and information technology service support. Specific services include software applications training, change management, and courseware development. The IT Group has operations in the United States and Canada. A representative list of the Group's customers includes: Pfizer, Department of Defense, Ethicon-Endo Surgery, Anheuser-Busch, National Steel, Fluor Daniel, IBM, CN Rail, Canada Post, Oracle and GE Capital. As a result of the continued operating losses incurred by the IT Group, as well as the determination that revenues would not increase to profitable levels, General Physics closed its open enrollment IT business in the UK and Canada during the third quarter of 2000.

International

General Physics conducts its business outside the United States primarily through its wholly-owned subsidiaries General Physics Canada Ltd., General
Physics (UK) Ltd., General Physics Corporation Mexico, S.A. de C.V., General Physics (Malaysia) Sdn Bhd and GP Strategies do Brasil Ltda. Through these companies, General Physics is capable of providing substantially the same services and products as are available to clients in the United States, although modified as appropriate to address the language, business practices and cultural factors unique to each client and country. In combination with its subsidiaries, General Physics is able to coordinate the delivery to multi-national clients of services and products that achieve consistency on a global, enterprise-wide basis.

General Physics Products and Services

Training. Each of General Physics' Groups provides training services and products to support existing, as well as the launch of new, plants, equipment, technologies and processes. The range of services includes fundamental analysis of a client's training needs, curriculum design, instructional material development (in hard copy, electronic/software or other format), information technology service support, and delivery of training using an instructor-led, on-the-job, computer-based, web-based, video-based or other technology-based method. General Physics focuses on developing long-term relationships with its customers. It builds these relationships by gaining a thorough understanding of a customer's competitive strategies and business objectives and analyzing their human performance and learning resource management solutions. General Physics then works with its customers in implementing the recommended solutions, moving the organization toward achieving business objectives and improving competitive advantage. General Physics also provides an extensive existing curriculum of business and technical courses and management of the training business operations. Training products include instructor and student training manuals, instructional material on CD-ROM and PC-based simulators. Training projects include:

o Since 1987, General Physics has participated in a strategic business partnership with General Motors Corporation (GM). General Physics is the training partner of General Motors University (GMU). Each year several thousand GM employees attend courses managed and conducted by General Physics. General Physics was a GM "Supplier of the Year" in 1999 and 2000.

o General Physics provides management and training services to Ford Motor Company's North American Training and Development Organization.

o General Physics operates the United States Army's chemical weapons demilitarization program training center in Edgewood, Maryland for personnel who will operate and maintain demilitarization plants at seven locations across the country.

o General Physics is providing training services to one of the world's largest producers of semiconductor wafer fabrication equipment and related spare parts for the worldwide semiconductor industry.

Consulting. Consulting services are available from General Physics' Manufacturing & Process Group and include not only training-related consulting services, but also more traditional business management, engineering and other disciplines. General Physics is able to provide high-level lean enterprise consulting services, as well as training in the concept, methods and application of lean enterprise and other quality practices, organizational development and change management. General Physics also provides engineering consulting services to support regulatory and environmental compliance, modification of facilities and processes, reliability-centered maintenance practices, and plant start-up activities. Consulting products include copyrighted training and reference materials. Consulting projects have included:

o Assisting a company with more than 5,000 employees spread over 100 offices to increase its operational efficiency while decreasing cost by upgrading its IT systems, integrating key operations functions into Centers of Excellence, developing a plan to document processes, improve process efficiency, and transition the processes to the new Centers of Excellence.

o Assisting a multinational manufacturer to redesign processes and procedures, and improve morale in conjunction with a leadership change in the organization.

o Providing change management, documentation, end-user training and maintenance engineering support related to enterprise wide software applications.

Technical Support and Engineering. General Physics' Manufacturing & Process Group is staffed and equipped to provide technical support services and products to clients. Technical support services include procedure writing and configuration control for capital intensive facilities, plant start-up assistance, logistics support (e.g., inventory management and control), implementation and engineering assistance for facility or process modifications, facility management for high technology training environments, staff augmentation, and help-desk support for standard and customized client desktop applications. Technical support products include EtaPro(TM) and PDMS(TM) General Physics software applications. General Physics has provided:

o Technical support services to develop and upgrade operations and maintenance procedures; develop and implement preventative maintenance programs; facilitate plant configuration management; maintain and modify training simulators; and develop and implement computer based training.

o        Help-desk  support  for  standard  and  proprietary   desktop  software
         applications.

o Design, analysis, inspection and test services for rocket engine systems and equipment.

o Systems engineering and computer science services for military combat systems under development.

Contracts

      General Physics is currently performing under time-and-materials, fixed-price and cost-reimbursable contracts. General Physics' subcontracts with the United States Government have predominantly been cost-reimbursable contracts and fixed-price contracts. General Physics is required to comply with the Federal Acquisition Regulations and the Government Cost Accounting Standards with respect to services provided to the United States Government and agencies thereof. These Regulations and Standards govern the procurement of goods and services by the United States Government and the nature of costs that can be charged with respect to such goods and services. All such contracts are subject to audit by a designated government audit agency, which in most cases is the Defense Contract Audit Agency (the "DCAA"). The DCAA has audited General Physics' contracts through 1998 without any material disallowances.

      The following table illustrates the percentage of total revenue of General Physics attributable to each type of contract for the year ended December 31, 2000:

        Fixed-Price........................................61%
        Time and Materials.................................27
        Cost-Reimbursable..................................12
        Total Revenue.....................................100%..
                                                          ====

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

      General Physics' time-and-materials contracts generally provide for billing of services based upon the hourly billing rates of the employees performing the services and the actual expenses incurred multiplied by a specified mark-up factor up to a certain aggregate dollar amount. General Physics' time-and-materials contracts include certain contracts under which General Physics has agreed to provide training, engineering and technical services at fixed hourly rates (subject to adjustment for labor costs). Time-and-materials contracts generally permit the client to control the amount, type and timing of the services to be performed by General Physics and to terminate the contract on written notice. If a contract is terminated, General Physics typically is paid for the services provided by it through the date of termination. While General Physics' clients often modify the nature and timing of services to be performed, no significant terminations of General Physics' time-and-materials contracts have occurred over the last five years.

      General Physics' cost-reimbursable contracts provide for General Physics to be reimbursed for its actual costs plus a specified fee. These contracts also are generally subject to termination at the convenience of the client. If a contract is terminated, General Physics typically would be reimbursed for its costs to the date of termination, plus the cost of an orderly termination, and paid a proportionate amount of the fee. No significant terminations of General Physics' cost-reimbursable contracts have occurred over the last five years.

Competition

      General Physics' services and products face a highly competitive environment. The principal competitive factors are the experience and capability of service personnel, performance, quality and functionality of products, reputation and price. Consulting services such as those provided by General Physics are performed by many of the customers themselves, large architectural and engineering firms that have expanded their range of services beyond design and construction activities, large consulting firms, major suppliers of equipment and independent service companies similar to General Physics. A significant factor determining the business available to General Physics and its competitors is the ability of customers to use their own personnel to perform services provided by General Physics and its competitors. Another factor affecting the competitive environment is the existence of small, specialty companies located at or near particular customer facilities and dedicated solely to servicing the needs of those particular facilities.

      The training industry is highly fragmented and competitive, with low barriers to entry and no single competitor accounting for a significant market share. The Company's competitors include several large publicly traded and privately held companies, vocational and technical training schools, information technology companies, degree-granting colleges and universities, continuing education programs and thousands of small privately held training providers and individuals. Recently, there have been a number of small start-up companies entering the e-Learning marketplace. In addition, many of General Physics' clients maintain internal training departments. Some of General Physics' competitors offer services and products that are similar to those of General

Physics at lower prices, and some competitors have significantly greater financial, managerial, technical, marketing and other resources than does General Physics. Moreover, General Physics expects that it will face additional competition from new entrants in the training and performance improvement market due, in part, to the evolving nature of the market and the relatively low barriers to entry. There can be no assurance that General Physics will be successful against such competition.

Personnel

      General Physics' principal resource is its personnel. General Physics' future success depends to a significant degree upon its ability to continue to attract, retain and integrate into its operations instructors, technical personnel and consultants who possess the skills and experience required to meet the needs of its clients. In order to initiate and develop client relationships and execute its growth strategy, General Physics also must retain and continue to hire qualified salespeople. As of December 31, 2000, General Physics employed approximately 1,600 employees and adjunct instructors.

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

      Competition for qualified personnel can be intense, and General Physics competes for personnel with its clients as well as its competitors. There can be no assurance that qualified personnel will continue to be available to General Physics in sufficient numbers. Any failure to attract or retain qualified instructors, technical personnel, consultants and salespeople in sufficient numbers could have a material adverse effect on General Physics' business, financial condition, and results of operations.

      None of General Physics' employees is represented by a labor union. General Physics generally has not entered into employment agreements with its employees, but has entered into employment agreements with certain executive officers and other employees. General Physics believes its relations with its employees are good.

Marketing

      General Physics has approximately 36 employees dedicated primarily to marketing its services and products through Business Development initiatives at both the Group and Business Unit levels. Group level marketing is directed at long-term strategic business development with specific customers and with multinational businesses. General Physics markets its services to existing customers primarily through its technical personnel who have regular direct client contact, dedicated sales personnel and client managers, and by using senior management to aid in the planning of marketing strategies and evaluating current and long-term marketing opportunities and business directions. General Physics uses attendance at trade shows, presentations of technical papers at industry and trade association conferences, public courses and workshops given by General Physics personnel to serve an important marketing function. General Physics also advertises and sends a variety of sales literature, including an extensive catalog of course listings, to current and prospective clients whose names are maintained in a computerized database which is updated periodically.

      The goal of General Physics' marketing process is to obtain awards of new contracts and expansion of existing contracts. By staying in contact with clients and looking for opportunities to provide further services, General Physics sometimes obtains contract awards or extensions without having to undergo competitive bidding. In other cases, clients request General Physics to bid competitively. In both cases, General Physics submits proposals to the client for evaluation. The period between submissions of a proposal to final award can range from 30 days or less (generally for non-competitive, short-term contracts), to a year or more (generally for large, competitive multi-year contracts with governmental clients).

      General  Physics  maintains  a site  on the  World  Wide  Web  located  at
http://www.gpworldwide.com from which prospective customers can obtain additional information about General Physics and find out how to contact General Physics to discuss employment or business opportunities.

Backlog

      General   Physics'   backlog  for  services  under  signed  contracts  and
subcontracts as of December 31, 2000 was approximately $111,000,000.

      General Physics anticipates that most of its backlog as of December 31, 2000 will be recognized as revenue during fiscal year 2001, however, the rate at which services are performed under certain contracts, and thus the rate at which backlog will be recognized, is at the discretion of the client, and most contracts are, as mentioned above, subject to termination by the client upon written notice.

Insurance

      By providing services to the commercial electric power industry and to the United States Armed Forces, General Physics is engaged in industries in which there are substantial risks of potential liability. General Physics' insurance is combined with the Company's insurance in a consolidated insurance program (including general liability coverage). However, certain liabilities associated with General Physics' business are not covered by these insurance policies. In addition, such liabilities may not be covered by Federal legislation providing a liability protection system for licensees of the Nuclear Regulatory Commission (typically utilities) for certain damages caused by nuclear incidents, since General Physics is not such a licensee. Finally, few of General Physics' contracts with clients contain a waiver or limitation of liability. Thus, to the extent a risk is neither insured nor indemnified against nor limited by an enforceable waiver or limitation of liability, General Physics could be materially adversely affected by a nuclear incident. Certain other environmental risks, such as liability under the Comprehensive Environmental Response, Compensation and Liability Act, as amended (Superfund), also may not be covered by General Physics' insurance.

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

Properties

      General Physics' principal executive offices are located at 6700 Alexander Bell Drive, Suite 400, Columbia, Maryland 21046, and its telephone number is
(410) 290-2300. General Physics leases approximately 34,750 square feet of an office building at that address, and approximately 348,000 square feet of office space at other locations in the United States, Canada, the United Kingdom, Mexico, Brazil and Malaysia. General Physics has 56 offices worldwide. Various locations in the United States, Canada and the United Kingdom contain classrooms or other specialized space to support General Physics' instructor-led and distance-learning training programs. General Physics believes that its facilities are adequate to carry on its business as currently conducted.

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

      MXL's largest customer accounted for approximately 34% of MXL's total sales and two other customers accounted for approximately 17% of MXL's sales in 2000.

      MXL's sales and marketing effort concentrates on industry trade shows. In addition, the Company employs one marketing and sales executive and one sales engineer.

Hydro Med & Other Group

HYDRO MED SCIENCES

      Hydro Med Sciences, Inc. ("HMS") is a drug delivery company that develops, manufactures, markets and sells proprietary, implantable, controlled release drug delivery products, which release drugs directly into the circulatory system. These products are based upon HMS's unique group of Hydron(TM) polymer biomaterials. HMS's lead product in development is a patented, subcutaneous retrievable hydrogel reservoir drug delivery device (the "Hydron(TM) Implant") designed to allow reliable, sustained release of a broad spectrum of therapeutic compounds continuously, at constant, predetermined rates over at least a 12-month period. The lead application of the Hydron(TM) Implant, which is implanted below the skin (subcutaneously) in the upper arm, delivers the luteinizing hormone releasing hormone analog, histrelin, for the treatment of prostate cancer for a 12-month period. HMS is focusing its efforts on obtaining FDA approval for this drug delivery system for the treatment of prostate cancer. HMS's sales currently comprise less than 1% of the Company's revenues.

Investments

      Over the last several years, the Company has taken significant steps to focus primarily on becoming a full-service performance improvement company and has divested many of its non-core assets. However, the Company still has investments in the stock of certain publicly traded corporations.

      Millennium is an emerging technology company engaged in the development of a patented and proprietary chemical process that converts sodium borohydride to hydrogen. On August 14, 2000, Millennium completed an initial public offering of 3,000,000 shares of common stock at a price of $10.00 per share. Based upon the consummation of the initial public offering and subsequent sales of stock, the Company's holdings in Millennium decreased from approximately 27% to approximately 22% as of December 31, 2000.

      GSE Systems, Inc. ("GSES") develops and delivers business and technology solutions by applying process control and simulation software, systems and services to the energy, process and manufacturing industries worldwide. As of December 31, 2000, the Company owned approximately 22% of the outstanding shares of common stock of GSES.

      Five Star Products, Inc. ("Five Star") is a leading distributor in the United States of home decorating, hardware and finishing products. At December 31, 2000, the Company's investment in Five Star was approximately $1,494,000. In addition, Five Star is indebted to the Company in the amount of $5,000,000 pursuant to an 8% senior unsecured Note due September 30, 2002. The Company owns approximately 37.5% of the outstanding shares of common stock of Five Star.

Employees

      At December 31, 2000, the Company and its subsidiaries employed approximately 1,700 persons, including 12 in the Company's headquarters, 1,600 at General Physics, 75 in the Optical Plastics Group and 16 at Hydro Med Sciences. Of these, 4 persons were engaged in research and development. The Company considers its employee relations to be good.

Financial Information about the Foreign and Domestic operations and Export
Sales

      For financial information about the foreign and domestic operations and export sales, see Note 12 to Notes to Consolidated Financial Statements.

Item 2. Properties

      The following information describes the material physical properties owned or leased by the Company and its subsidiaries.

      The Company leases approximately 10,000 square feet of space for its New York City principal executive offices and leases approximately 15,000 square feet in New Jersey. General Physics leases approximately 34,750 square feet of an office building in Columbia, Maryland and approximately 348,000 square feet of office space at various other locations throughout the United States, Canada, the United Kingdom, Mexico, Brazil and Malaysia.

      MXL owns 50,200 square feet of warehouse and office space in Lancaster, PA and 55,000 square feet of warehouse and office space in Westmont, IL.

      The facilities owned or leased by the Company are considered to be suitable and adequate for their intended uses and are considered to be well maintained and in good condition.

ITEM 3. LEGAL PROCEEDINGS

      On January 4, 2001, the Company commenced an action alleging that MCI Communications Corporation, Systemhouse, and Electronic Data Systems Corporation, as successor to Systemhouse, committed fraud in connection with the Company's 1998 acquisition of Learning Technologies from the defendants for $24.3 million. The Company seeks actual damages in the amount of $117.9 million plus interest, punitive damages in an amount to be determined at trial, and costs.

      The complaint, which is pending in the New York State Supreme Court, alleges that the defendants created a doctored budget to conceal the poor performance of the United Kingdom operation of Learning Technologies. The complaint also alleges that the defendants represented that Learning Technologies would continue to receive business from Systemhouse even though the defendants knew that the sale of Systemhouse to EDS was imminent and that such business would cease after such sale. In February 2001, the defendants filed answers denying liability. No counterclaims against the plaintiffs have been asserted. The case is currently in discovery.

      The Company is not a party to any other legal proceedings, the outcome of which are believed by management to have a reasonable likelihood of having any material adverse effect upon the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

      The Company's Common Stock, $.01 par value, is traded on the New York Stock Exchange. The following table presents its high and low market prices for the last two years. During the periods presented below, the Company has not paid any dividends.

               Quarter                  High                  Low
               -------                  ----                  ---
2000           First                   $7.00                $4.13
               Second                   5.75                 3.06
               Third                    7.13                 3.63
               Fourth                   6.38                 3.63


1999           First                  $19.13               $13.63
               Second                  17.75                 8.25
               Third                   11.63                 6.88
               Fourth                  12.50                 5.75


      The number of shareholders of record of the Common Stock as of March 21, 2001 was 2,929. On March 21, 2001, the closing price of the Common Stock on the New York Stock Exchange was $4.00.

                  GP STRATEGIES CORPORATION AND SUBSIDIARIES

Item 6.  Selected Financial Data


Operating Data                                                      (in thousands, except per share data)
--------------------------------------------------------------------------------------------------------------------
Years ended December 31,                                        2000        1999        1998        1997        1996
--------------------------------------------------------------------------------------------------------------------
Sales                                                       $197,467    $224,810    $284,682    $234,801    $203,800
Gross margin                                                  19,789      26,379      41,993      35,229      30,242
Interest expense                                               5,616       4,922       3,896       4,075       4,358
Net income (loss)                                            (25,392)    (22,205)     (2,061)      3,423      11,380
--------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share:
Basic                                                         (2.04)      (1.95)       (.19)         .33        1.55
Diluted                                                       (2.04)      (1.95)       (.19)         .31        1.54
--------------------------------------------------------------------------------------------------------------------
Balance Sheet Data
------------------
December 31,                                                    2000        1999        1998        1997        1996
--------------------------------------------------------------------------------------------------------------------
Cash, cash equivalents and marketable securities            $ 11,317    $  4,068    $  7,548    $ 13,725    $ 25,927
Short-term borrowings                                         36,162      40,278      30,723      23,945      20,281
Working capital (deficit)                                      1,834        (146)     13,989      34,797      41,691
Total assets                                                 212,578     197,118     210,905     190,612     176,027
Long-term debt                                                17,612      18,490      21,559       6,588      20,116
Stockholders' equity                                         112,518      99,982     120,335     126,583      94,029
--------------------------------------------------------------------------------------------------------------------


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:


RESULTS OF OPERATIONS

Overview

During the first three quarters of 2000, the Company had five operating business segments. However, in the fourth quarter of 2000, as a result of organizational and operational changes at General Physics and the shut down of the IT open enrollment business in the third quarter of 2000, the Company combined the Manufacturing Services Group with the Process and Energy Group. The discussion and disclosure that follows assumes that the Manufacturing Services Group and the Process & Energy segments were combined as of January 1, 1998 to form the Manufacturing & Process Group. Two of these segments, the Manufacturing & Process Group and the IT Group, are managed through the Company's principal operating subsidiary General Physics, the third through its operating subsidiary MXL Industries and the fourth through its subsidiary Hydro Med Sciences. In addition, the Company holds a number of investments in publicly held companies, including publicly traded stock in Millennium.

General Physics is a performance improvement company that assists productivity driven organizations to maximize workforce performance by integrating people, processes and technology. General Physics is a total solution provider for strategic training, engineering, consulting and technical support services to Fortune 1000 companies, government, utilities and other commercial customers. General Physics consists of two segments: the Manufacturing & Process Group and the IT Group.

In 2000, the Company had a loss before income taxes of $34,265,000 compared to a loss before income taxes of $21,293,000 in 1999. The increased operating loss in 2000 was primarily due to the closing of the Company's open enrollment IT business in the third quarter of 2000, which included an impairment charge of $19,245,000, a $8,630,000 restructuring charge and a loss of $7,331,000 from the total IT operations. During 1999, the Company adopted restructuring plans, primarily related to its IT Business segment, as they believed at that time that the strategic initiatives and cost cutting moves taken in late 1999 and the first quarter of 2000 would enable the IT Group to return to profitability. However, as those plans were unsuccessful, the Company determined that it could no longer bring the open enrollment IT Business to profitability, accordingly these charges were the result of the continued operating losses incurred by the IT Group, due to the trend of reduced revenue on a quarterly basis, which began in 1999 and continued through 2000. As a result, the Company decided to close the open enrollment IT business in the UK and Canada in the third quarter of 2000. Management believes that the remaining IT operations will be profitable in the future.

The Company believes that the remaining unamortized goodwill of approximately $5,400,000, which relates to the US and Canadian IT project business, is recoverable from future operations. However, if the remaining IT operations do not achieve profitable operating results, there can be no assurance that a further impairment charge will not be required.

In 2000 the Company had a gain of $10,111,000 on trading securities primarily relating to its 861,500 shares of Millennium stock held as trading securities at December 31, 2000 and the gain on the sale of 138,500 shares of Millennium stock sold during the fourth quarter of 2000. This was offset by equity losses of $2,389,000, which were primarily the result of an equity loss related to GSES of $1,936,000 in 2000, which is included in investment and other income (loss). The Company also recorded write-downs of $2,400,000 related to its investment in Five Star and $1,000,000 related to its investment in GSES in 2000, which is included in Loss on investments.

In addition, the Company recorded a $3,809,000 non-cash compensation expense related to a deferred compensation plan offered to certain of its employees which is included in selling, general and administrative expenses (See Note 3 to the Consolidated Financial Statements).

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

The restructuring charge in 1999 is comprised of expenses related to severance and related benefit costs, as well as idle facility and related closure costs. In addition, the Company incurred other costs to exit certain activities, totaling approximately $8,421,000. These costs were included in Cost of sales and Selling, general and administrative expenses and included such items as payroll and related benefits, facility costs, asset write-offs and contract losses.

During 1999, the Company also recorded a $2,747,000 loss as a result of the terminated merger agreement with Veronis Suhler and Associates (VS&A) (see Note 18 to the Consolidated Financial Statements), as well as net losses on investments of $1,662,000, primarily from the Company's investments in Interferon Sciences, Inc. (ISI) and GSES. In addition, the Company had reduced Investment and other income, net. The loss in 1999 was also impacted by increased interest expense due to increased short-term borrowings and higher interest rates in 1999. The above items were partially offset by a $3,016,000 gain on trading securities in 1999.

The loss before income taxes of $695,000 in 1998 was due to several non-recurring items, partially offset by increased operating profits generated by the Manufacturing & Process Group. The Company recognized a $6,225,000 loss on the sale of substantially all the assets of Five Star to Five Star Products on September 30, 1998 as well as a Loss on investments of $4,624,000 for the year ended December 31, 1998. The Loss on investments resulted from write-downs of the Company's investments in ISI and GSES. In addition, the Company recognized a $1,500,000 expense during the fourth quarter of 1998, resulting from a termination agreement with an executive of the Company. The above non-recurring losses and expense were also partially offset by a $2,205,000 net gain on marketable securities in 1998.

Sales

Years ended December 31,                    2000        1999        1998
------------------------------------------------------------------------
Manufacturing & Process                 $161,859     160,326    $165,131
Information Technology                    24,593      53,619      43,709
Distribution                                                      64,148
Optical Plastics                          10,998      10,353      10,581
Other                                         17         512       1,113
------------------------------------------------------------------------
                                        $197,467     224,810    $284,682
------------------------------------------------------------------------

The increased sales of $1,533,000 achieved by the Manufacturing & Process Group in 2000 as compared to 1999 was the result of increased sales in the automotive, telecommunications and advanced manufacturing sectors, offset by decreases in the aerospace and government sector. The decrease in sales of $29,026,000 in the IT Group in 2000 was primarily the result of the decreased open enrollment IT business in the first six months of the year and then its closing in the third quarter.

The decreased sales of $4,805,000 in the Manufacturing & Process Group in 1999 as compared to 1998 were attributable to the decreased work with the U.S. Navy and the disposition of the Company's environmental laboratory in late 1998. The IT Group had increased sales of $9,910,000 in 1999 as compared to 1998, which was primarily attributable to a full year of sales for Learning Technologies, which was acquired in June 1998.

Due to the sale of substantially all the operating assets of Five Star to FSP on September 30, 1998, the Distribution Group had no operations since 1998.

In 2000, the increased sales in the Optical Plastics Group (MXL) were primarily the result of increased sales from existing customers. In 1999, MXL had reduced sales from their major customer, offset by increased sales to new and existing customers. In 2000 MXL's major customer comprised 34% of the segment's net sales. In 1999, MXL's major customer comprised 23% of the segment's net sales.

Gross margin

Years ended December 31,           2000          1999               1998
------------------------------------------------------------------------
                                     %                 %              %
                                    ---               ---            --
Manufacturing & Process  $22,277   13.8    $24,976   15.6 $28,092   17.0
Information Technology    (4,645)           (1,085)     -      97     .2
Distribution                                               10,454   16.3
Optical Plastics           2,888   26.3      2,719   26.3   2,894   27.4
Other                       (731)             (231)     -     456   40.9
------------------------------------------------------------------------
                         $19,789   10.0    $26,379   11.7 $41,993   14.8
------------------------------------------------------------------------

The gross margin of $22,277,000 by the Manufacturing & Process Group in 2000 decreased both in terms of dollars and percent of sales, as compared to $24,976,000 in 1999, as the result of significant investment in the e-Learning business and reduced business in certain segments of the automotive area, which typically generates higher margins. The decrease in gross margin in terms of dollars and percent of sales from 1998 to 1999 for the Manufacturing & Process Group is a result of decreased sales and contract losses in 1999.

The decrease in the IT Group in 2000 as compared to 1999 was the result of operating and shutdown losses related to the IT open enrollment business in the U.K. and Canada. The negative gross margin incurred by the IT Group in 1999 was principally caused by (1) lower than anticipated sales levels, (2) write-offs of inventory and other revenue producing activities which were exited as a result of the restructuring plans, and (3) lower labor utilization, as compared to 1998.

The increased gross margin earned by the Optical Plastics Group of $2,888,000 in 2000 compared to $2,719,000 in 1999, was the result of increased revenues. MXL had a consistent gross margin percentage in 2000 and 1999. In 2000, even though sales from MXL's largest customer remained practically unchanged, there was a growth in sales among several other large customers as compared to 1998.

The reduced gross margin earned by the Optical Plastics Group of $175,000 in 1999 as compared to 1998, was the result of the reduced revenues and gross margin percentage. MXL had a reduced gross margin percentage in 1999 and 1998 as a result of a change in their customer mix.

Investment and other income (loss), loss on investments, gains on marketable securities, net, and loss on sale of assets

Included in the Consolidated Statements of Operations are the following:

Years ended December 31,                     2000         1999         1998
                                             ----         ----         ----
  Investment and other income (loss)    $ (1,306,000)  $  223,000  $ 1,735,000
  Loss on investments                     (3,400,000)  (1,662,000)  (4,624,000)
  Gains on marketable securities, net     10,111,000                 2,205,000
  Loss on sale of assets                                            (6,225,000)

The investment and other loss for 2000 was primarily due to equity losses of $2,389,000 relating to the Company's equity investments. These losses were offset by investment and other income of $1,083,000 relating primarily to interest on loans receivable. The investment and other income for 1999 was primarily due to income of approximately $884,000 related to interest on loans receivable. This income was offset by equity losses of approximately $661,000 relating to the Company's equity investments.

The loss on investments in 2000 and 1999 was due to write-downs of $3,400,000 and $1,662,000, respectively, in the carrying value of the Company's equity investments.

The gain on marketable securities, net for 2000 was due to a gain on Millennium trading securities of $7,779,000 and a $1,818,000 gain related to the sale of Millennium trading securities, along with gains on available-for-sale securities of $432,000 and $82,000 related to ISI and Duratek, respectively. The gain on marketable securities, net for 1999 was due to a gain on the Company's available-for-sale securities of $3,016,000.

The loss on sale of assets in 1998 was recorded when the Company incurred a $6,225,000 loss on the sale of the Five Star Group Inc. to FSP.

Selling, general, and administrative expenses

Selling, general and administrative expenses (SG&A) increased from $31,883,000 in 1998 to $36,953,000 in 1999 and decreased to $25,968,000 in 2000. The decrease in SG&A of $10,985,000 in 2000 was attributable to aggressive cost-cutting efforts, the exiting and discontinuation of the IT open enrollment business during 2000 and write-offs in 1999 related to actions taken to restructure the IT open enrollment business as discussed below. Also included in the 2000 SG&A is a non-cash compensation charge of $3,809,000 related to a deferred compensation plan.

The increase in SG&A of $5,070,000 in 1999 as compared to 1998 was attributable to increases within the Manufacturing & Process Group, primarily as a result of $4,437,000 in write-offs of certain assets related to certain revenue producing activities, which were exited as part of the restructurings, and costs incurred by the IT Group. The IT Group also incurred increased SG&A due to the inclusion of the operations of Learning Technologies for a full year in 1999, as opposed to six months in 1998 from its acquisition in June 1998. In addition, in 1999 the Company incurred $2,747,000 of costs related to the terminated merger agreement with VS&A. These increases were partially offset by $9,594,000 of SG&A attributable to the Distribution Group in 1998. In 1998 and 1999, the Company continued to reduce SG&A expenses at the corporate level.

Interest expense

Interest  expense was  $5,616,000 in 2000,  $4,922,000 in 1999 and $3,896,000 in
1998. The increased interest expense in 2000 was the result of increased interest rates. The increased interest expense in 1999 was the result of increased short-term borrowings and long-term debt, due to the operating losses and acquisitions of Deltapoint and Learning Technologies.

Income taxes

Income tax (expense) benefit for 2000, 1999 and 1998 was $8,873,000, $(912,000), and $(1,366,000), respectively.

In 2000, the Company recorded an income tax benefit of $8,873,000. For the year ended December 31, 2000, the current income tax provision of $915,000 represents state taxes of $717,000, and foreign taxes of $198,000. The increase of $1,785,000 in the valuation allowance in 2000 was attributable primarily to foreign net operating losses for which no tax benefit has been provided.

In 1999, the Company recorded an income tax expense of $912,000. For the year ended December 31, 1999, the current income tax provision of $935,000 represents state taxes of $481,000, and foreign taxes of $454,000. The increase of $5,171,000 in the valuation allowance in 1999 was attributable primarily to net operating losses for which no tax benefit has been provided.

In 1998, the Company recorded an income tax expense of $1,366,000. For the year ended December 31, 1998, the current income tax provision of $1,271,000 represents the estimated state taxes. The deferred income tax expense of $95,000 represents future estimated state taxes payable by the Company. The increase of $954,000 in the valuation allowance in 1998 was attributable primarily to the decrease in the Company's deferred tax liability with respect to Investments in partially owned companies.

Liquidity and capital resources

At  December  31,  2000,  the  Company  had cash and cash  equivalents  totaling
$2,487,000.   The  Company  believes  that  it  has  sufficient  cash  and  cash equivalents, marketable securities, long-term investments and borrowing availability under existing and potential lines of credit to fund its working capital requirements.

For the year ended December 31, 2000, the Company's working capital increased by $1,980,000 to working capital of $1,834,000, primarily reflecting the effect of the increase in marketable securities as a result of the Company's investment in Millennium offset by a decrease in accounts receivable and the reduced current maturities of long-term debt.

The decrease in cash and cash equivalents of $1,581,000 for the year ended December 31, 2000 resulted from cash used in investing activities of $3,588,000 and financing activities of $1,385,000 partially offset by cash provided by operations of $3,314,000. Net cash used in investing activities of $3,588,000 includes $1,040,000 of additions to property, plant and equipment, $429,000 of additions to intangible assets, relating primarily to deferred financing fees, and a $2,119,000 increase to investments and other assets. Net cash used in financing activities consisted primarily of repayments of short-term borrowings and long-term debt, partially offset by proceeds from issuance of long-term debt.

In connection with the reversed established for restructuring charges in 2000, $3,884,000 had been utilized during the year ended December 31, 2000.

In connection with the reserve established for restructuring charges in 1999, $2,501,000 had been utilized and $180,000 had been reversed during the year ended December 31, 2000.

The Company believes that cash generated from operations and borrowing availability under its credit agreement and marketable securities will be sufficient to fund the working capital and other needs of the Company. The Company is presently negotiating a refinancing of its credit facilities pursuant to its Amended Agreement with its Bank (See Note 5). The Company has discussed the extension of this credit facility with its current Agent bank, which has expressed its intention to either extend the credit facility past its existing expiration date of June 15, 2001 or enter into a new syndicated credit facility with the Company. The decision on whether to extend or enter into a new credit facility will be determined by the willingness of the current members of the bank group to remain involved with the loan. As of March 27, 2001, the majority of the bank group had indicated to management of the Company that they would agree to either an extension or renewal of the credit facility. The Company plans to meet with the other member banks shortly. Based upon the ongoing discussions with its banks and the fact that the Company has been in compliance with all financial covenants under its amended and restated agreement, the management of the Company believes that the credit facility agreement will be either extended or renewed.

As of December 31, 2000, the Company has not contractually committed itself for any major capital expenditures.

Recent accounting pronouncements

In June 1998, the FASB the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."
SFAS No. 133 establishes accounting and reporting standards for derivatives instruments, including derivative instruments embedded in other contracts, and for hedging activities. During June 1999, SFAS No. 137 was issued which delayed the effective date of SFAS No. 133 to January 1, 2001. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No 133," which intended to simplify the accounting for derivative under SFAS No. 133 and is effective upon the adoption of SFAS No.
133. The adoption of these statements will not have a material effect on the Company's results of operations.

Adoption of a Common European Currency

On January 1, 1999, eleven European countries adopted the Euro as their common currency. From that date until January 1, 2002, debtors and creditors may choose to pay or to be paid in Euros or in the former national currencies.

On and after January 1, 2002, the former national currencies will cease to be legal tender.

The Company is currently reviewing its information technology systems and upgrading them as necessary to ensure that they will be able to convert among the former national currencies and the Euro, and process transactions and balances in Euros, as required. The Company has sought and received assurances from the financial institutions with which it does business that they will be capable of receiving deposits and making payments both in Euros and in the former national currencies. The Company does not expect that adapting its information technology systems to the Euro will have a material impact on its financial condition or results of operations. The Company is also reviewing contracts with customers and vendors calling for payments in currencies that are to be replaced by the Euro, and intends to complete in a timely way any required changes to those contracts.

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

As of December 31, 2000, the Company had approximately $40,000,000 of variable rate borrowings. The Company estimates that for every 1% fluctuation in general interest rates, assuming debt levels at December 31, 2000, interest expense would vary by $400,000.

The Company's net investment in its foreign subsidiaries, including intercompany balances, at December 31, 2000, was in a net liability position with respect to such subsidiaries of approximately $2,779,000, as a result of restructurings over the past two years and accordingly, fluctuations in foreign currency do not have a material impact on the Company's financial position.

The   forward-looking   statements   contained   herein  reflect  the  Company's
management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, all of which are difficult to predict and many of which are beyond the control of the Company, including, but not limited to, the risk that qualified personnel will not continue to be available, technological risks, the Company's ability to comply with financial covenants in connection with various loan agreements, the Company's ability to either extend or refinance its existing bank facility and those risks and uncertainties detailed in GP Strategies' periodic reports and registration statements filed with the Securities and Exchange Commission.

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENTS OF GP STRATEGIES CORPORATION AND SUBSIDIARIES:

                                                                        Page

      Independent Auditors' Report                                       28

      Consolidated Balance Sheets - December 31, 2000 and 1999           29

      Consolidated Statements of Operations - Years ended December 31,
       2000, 1999, and 1998                                              31

      Consolidated Statements of Changes in Stockholders' Equity - Years
       ended December 31, 2000, 1999, and 1998                           33

      Consolidated Statements of Cash Flows - Years ended December 31,
       2000, 1999, and 1998                                              33

      Notes to Consolidated Financial Statements                         35

SUPPLEMENTARY DATA (Unaudited)

      Selected Quarterly Financial Data                                  69

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GP Strategies Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

New York, New York
March 28, 2001

                  GP STRATEGIES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

            (in thousands, except shares and par value per share)


December 31,                                            2000        1999
------------------------------------------------------------------------
Assets
Current assets
Cash and cash equivalents                          $   2,487   $   4,068
Trading securities                                     8,830
Accounts and other receivables (of which
 $11,413 and $13,742 are from government
 contracts) less allowance for doubtful
 accounts of $859 and $2,905                          46,388      55,385
Inventories                                            1,688       1,888
Costs and estimated earnings in excess of billings on
 uncompleted contracts, of which $532 and $1,264
 relate to government contracts                       12,515      14,238
Prepaid expenses and other current assets              3,955       3,853
------------------------------------------------------------------------
Total current assets                                  75,863      79,432
------------------------------------------------------------------------
Investments, advances and marketable securities       62,093      16,557
------------------------------------------------------------------------
Property, plant and equipment, net                     9,787      13,658
------------------------------------------------------------------------
Intangible assets, net of accumulated
 amortization of $31,618 and $34,967

Goodwill                                              58,246      77,758
Patents, licenses and deferred charges                 1,746       2,060
------------------------------------------------------------------------
                                                      59,992      79,818
Deferred tax asset                                                 3,990
------------------------------------------------------------------------
Other assets                                           4,843       3,663
------------------------------------------------------------------------
                                                    $212,578    $197,118
------------------------------------------------------------------------



         See accompanying notes to consolidated financial statements.

                  GP STRATEGIES CORPORATION AND SUBSIDIARIES

            (in thousands, except shares and par value per share)



December 31,                                            2000        1999
------------------------------------------------------------------------
Liabilities and stockholders' equity
Current liabilities
Current maturities of long-term debt             $     1,311 $     3,668
Short-term borrowings                                 36,162      40,278
Accounts payable and accrued expenses                 25,234      25,634
Billings in excess of costs and estimated
 earnings on uncompleted contracts                    11,322       9,998
------------------------------------------------------------------------
Total current liabilities                             74,029      79,578
------------------------------------------------------------------------

Long-term debt less current maturities                16,301      14,822
Deferred tax liability                                 6,504
Other non-current liabilities                          3,226       2,736

Commitments and contingencies

Stockholders' equity
Preferred stock, authorized 10,000,000
 shares, par value $.01 per share, none issued
Common stock, authorized 25,000,000 shares, par
 value $.01 per share, issued 12,491,417 and 11,542,450
 shares (of which 334,937 and 427,184 shares are held in
 treasury)                                               125         115
Class B common stock, authorized 2,800,000 shares,
 par value $.01 per share, issued and outstanding
 800,000 and 450,000 shares                                8           5
Additional paid-in capital                           179,955     170,011
Accumulated deficit                                  (86,994)    (61,602)
Accumulated other comprehensive (loss) income         27,237        (817)
Notes receivable from stockholder                     (4,095)     (2,817)
Treasury stock at cost                                (3,718)     (4,913)
------------------------------------------------------------------------
Total stockholders' equity                           112,518      99,982
------------------------------------------------------------------------
                                                    $212,578    $197,118
------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                  GP STRATEGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)

Years ended December 31,                          2000        1999        1998
------------------------------------------------------------------------------
Sales                                         $197,467    $224,810    $284,682
Cost of sales                                  177,678     198,431     242,689
------------------------------------------------------------------------------
Gross margin                                    19,789      26,379      41,993
------------------------------------------------------------------------------
Selling, general and administrative            (25,968)    (36,953)    (31,883)
Interest expense                                (5,616)     (4,922)     (3,896)
Investment and other income, (loss)
 (including interest income of $142,
 $193 and $335)                                 (1,306)        223       1,735
Loss on investments                             (3,400)     (1,662)     (4,624)
Loss on sale of assets                                                  (6,225)
Gains on marketable securities, net             10,111       3,016       2,205
Asset impairment charge                        (19,245)
Restructuring charge                            (8,630)     (7,374)
-------------------------------------------------------------------
Loss before income taxes                       (34,265)    (21,293)       (695)
Income tax benefit (expense)                     8,873        (912)     (1,366)
-------------------------------------------------------------------------------
Net loss                                     $ (25,392)  $ (22,205)   $ (2,061)
-------------------------------------------------------------------------------
Net loss per share
Basic                                       $   (2.04)  $   (1.95)   $   (.19)
Diluted                                         (2.04)      (1.95)       (.19)
------------------------------------------------------------------------------


         See accompanying notes to consolidated financial statements.

                  GP STRATEGIES CORPORATION AND SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity
                 Years ended December 31, 2000, 1999, and 1998
                 (in thousands, except for par value per share)

                                                                       Accumulated                 Notes
                                        Class B                             other   Compre-  receivable  Treasury    Total
                              Common     common  Additional               compre-   hensive        from     stock    stock-
                               stock      stock     paid-in  Accumulated  hensive    income      stock-        at  holders'
                           ($.01 Par) ($.01 Par)    capital      deficit   income    (loss)      holder      cost   equity
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997    $108   $      1    $158,676     $(37,336)  $ 6,630   $         $          $(1,496) $126,583
---------------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                  (6,531)   (6,531)                        (6,531)
Net loss                                                          (2,061)             (2,061)                        (2,061)
---------------------------------------------------------------------------------------------------------------------------
Total comprehensive loss                                                              (8,592)                        (8,592)
Issuance and sale of common stock  3          2       5,541                                      (1,742)              3,804
Purchase of treasury stock                                                                                 (1,460)   (1,460)
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998     111          3     164,217      (39,397)       99               (1,742)   (2,956)  120,335
----------------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                    (916)     (916)                          (916)
Net loss                                                         (22,205)            (22,205)                       (22,205)
----------------------------------------------------------------------------------------------------------------------------
Total comprehensive loss                                                             (23,121)                       (23,121)
Issuance and sale of common stock  4          2      5,794                                       (1,075)              4,725
Purchase of treasury stock                                                                                 (1,957)   (1,957)
----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999     115          5    170,011       (61,602)     (817)              (2,817)   (4,913)   99,982
----------------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                   28,054   28,054                         28,054
Net loss                                                         (25,392)            (25,392)                       (25,392)
----------------------------------------------------------------------------------------------------------------------------
Total comprehensive loss                                                               2,662                          2,662
Issuance and sale of common stock 10          3      5,430                                       (1,278)              4,165
Issuance of treasury stock                                                                                  1,195     1,195
Issuance of stock by equity investee                 4,514                                                            4,514
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000    $125        $ 8    $179,955     $(86,994)  $ 27,237  $         $ (4,095) $ (3,718) $112,518
---------------------------------------------------------------------------------------------------------------------------


         See accompanying notes to consolidated financial statements.

                  GP STRATEGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
--------------
Years ended December 31,                        2000        1999        1998
------------------------------------------------------------------------

Cash flows from operations:

Net loss                                  $  (25,392) $  (22,205)  $  (2,061)
Adjustments to reconcile net loss
 to net cash provided by (used in)
  operating activities:
Depreciation and amortization                  6,628       7,794       5,452
Issuance of stock for profit incentive plan    1,668       1,345       1,675
Restructuring charge                           8,630       7,374
Gains on trading securities, net             (10,111)     (3,016)     (2,205)
Loss on investments                            3,400       1,662       4,624
Loss on sale of assets                                                 6,225
Loss on equity investments and other, net      2,389         535         936
Deferred income taxes                         (9,649)       (700)
Non-cash compensation charge                   3,809
Asset impairment charge                       19,245
Proceeds from sale of securities               2,699       5,057       3,964

Changes in other operating items,
net of effect of acquisitions and disposals:
Accounts and other receivables                 8,997         146     (23,470)
Inventories                                     (177)        474         997
Costs and estimated earnings in excess of
 billings on uncompleted contracts             1,723       1,157      (7,669)
Prepaid expenses and other current assets      1,030       1,491      (3,062)
Accounts payable and accrued expenses        (12,899)     (1,981)      5,133
Billings in excess of costs and estimated
 earnings on uncompleted contracts             1,324      (4,201)      6,220
-----------------------------------------------------------------------------
Net cash provided by (used in) operations $    3,314   $  (5,068)  $  (3,241)
------------------------------------------------------------------------

         See accompanying notes to consolidated financial statements.

                  GP STRATEGIES CORPORATION AND SUBSIDIARIES

(in thousands)
--------------
Years ended December 31,                    2000        1999        1998
------------------------------------------------------------------------

Cash flows from investing activities:

Acquisitions of businesses, net        $                       $ (31,632)
Additions to property, plant and
 equipment, net                           (1,040)     (2,959)     (4,484)
Additions to intangible assets              (429)     (3,153)     (2,985)
Reduction of (increase to) investments
 and other assets                         (2,119)      1,381         503
------------------------------------------------------------------------
Net cash used in investing activities     (3,588)     (4,731)    (38,598)
------------------------------------------------------------------------

Cash flows from financing activities:

Proceeds from issuance of Class B Shares   1,200
Repayments of short-term borrowings       (4,116)                (14,519)
Proceeds from short-term borrowings                    9,555      37,773
Proceeds from issuance of long-term debt   2,640                  15,000
Repayment of long-term debt               (1,343)     (2,385)       (281)
Exercise of common stock
 options and warrants                        234         940         596
Repurchase of treasury stock                          (1,129)     (1,460)
------------------------------------------------------------------------
Net cash (used in) provided by
 financing activities                     (1,385)      6,981      37,109
------------------------------------------------------------------------
Effect of exchange rate changes on
 cash and cash equivalents                    78          79        (838)
------------------------------------------------------------------------
Net decrease in cash and
 cash equivalents                         (1,581)     (2,739)     (5,568)
Cash and cash equivalents at
 beginning of year                         4,068       6,807      12,375
------------------------------------------------------------------------
Cash and cash equivalents at end of year$  2,487    $  4,068    $  6,807
------------------------------------------------------------------------
Supplemental disclosures of

 cash flow information:
Cash paid during the year for:
 Interest                               $  5,447    $  5,078    $  3,704
 Income taxes                           $    557    $  1,097   $   1,194



         See accompanying notes to consolidated financial statements.

                  GP STRATEGIES CORPORATION AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

1.    Description of business and summary of significant accounting policies

Description of business.

      GP Strategies Corporation (the Company) currently has four operating business segments. The Company's principal operating subsidiary is General Physics Corporation (GP). GP is a performance improvement company that assists productivity driven organizations to maximize workforce performance by integrating people, processes and technology. GP is a total solutions provider for strategic training, engineering, consulting and technical support services to Fortune 1000 companies, government, utilities and other commercial customers. During the first three quarters of 2000, GP operated under three business segments. However in the fourth quarter of 2000, as a result of organizational and operational changes at GP and the shut down of the IT open enrollment business in the third quarter of 2000, the Company combined the Manufacturing Services Group with the Process and Energy Group at GP. Therefore, GP now operates in only two business segments. The Manufacturing & Process Group provides technology based training, engineering and consulting to leading companies in the automotive, steel, power, chemical, energy, pharmaceutical and food and beverage industries, as well as to the government sector. The
Information Technology Group provides information training programs and solutions, including Enterprise Solutions and comprehensive career training and transition programs. Because of continued operating losses, the open enrollment business of the Information Technology Group was shut down in the third quarter of 2000. The Company's Optical Plastics Group, through its wholly owned subsidiary MXL Industries, Inc. (MXL), manufactures molded and coated optical products, such as shields and face masks and non-optical plastic products. The fourth group, the Hydro Med and Other Group, primarily consists of Hydro Med Sciences, which is focusing its efforts to obtain FDA approval for its prostate cancer drug delivery system. In addition, the Company has investments in Millennium Cell Inc. (Millennium), Five Star Products, Inc. (FSP), GSE Systems, Inc. (GSES), Interferon Sciences, Inc. (ISI) and GTS Duratek, Inc. (Duratek) (see Note 3).

Principles of consolidation and investments. The consolidated financial statements include the operations of GP Strategies Corporation and its majority-owned subsidiaries. Investments in 20% - 50% owned companies are generally accounted for by the equity method. Although the Company has a 22% investment in Millennium it does not have the ability to significantly influence the entity or its operations and accordingly accounts for its investment in Millennium on the cost basis. All significant intercompany balances and transactions have been eliminated in consolidation.

                  GP STRATEGIES CORPORATION AND SUBSIDIARIES

1. Description of business and summary of significant accounting policies (Continued)

Cash and cash equivalents. Cash and cash equivalents of $2,487,000 and $4,068,000 at December 31, 2000 and 1999, respectively, consist of highly liquid debt instruments with original maturities of three months or less.

Marketable securities. Marketable securities at December 31, 2000 and 1999 consist of U.S. corporate equity securities. The Company classifies its marketable securities as trading or available-for-sale investments. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings, and a new cost basis is established. Gains and losses are derived using the average cost method for determining the cost of securities sold.

Trading securities, which are generally expected to be sold within one year, are included as such on the Consolidated Balance Sheet. Available-for-sale securities are included in Investments, advances and marketable securities on the Consolidated Balance Sheet. Trading and available-for-sale securities are recorded at their fair value. Trading securities are held principally for the purpose of selling them in the near term. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity in Accumulated other comprehensive income (loss), net of the related tax effect, until realized.

Inventories. Inventories are valued at the lower of cost or market, using the first-in, first-out (FIFO) method.

Foreign currency transactions. The Company's Swiss Bonds, which were converted into common shares in June 2000 (see Note 7), were subject to currency fluctuations and the Company had hedged portions of such debt from time to time, but not within the three - year period ended December 31, 2000. During the years ended December 31, 2000, 1999 and 1998, the Company realized foreign currency transaction gains (losses) of $58,000, $245,000 and $(75,000), respectively. These amounts are included in Investment and other income (loss), net.

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

1. Description of business and summary of significant accounting policies (Continued)

Contract revenue and cost recognition. The Company provides services under time-and-materials, cost-plus-fixed-fee and fixed-price contracts. Revenue is recognized as costs are incurred and includes estimated fees at predetermined rates. Differences between recorded costs and estimated earnings and final billings are recognized in the period in which they become determinable. Costs and estimated earnings in excess of billings on uncompleted contracts are recorded as a current asset. Billings in excess of costs and estimated earnings on uncompleted contracts are recorded as a current liability. Generally, contracts provide for the billing of costs incurred and estimated earnings on a monthly basis. Retainages, amounts subject to future negotiation and amounts which are expected to be collected after one year, are not material for any period.

Comprehensive income. Comprehensive income consists of net income (loss), net unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustment.

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

1. Description of business and summary of significant accounting policies (Continued)

Intangible assets. The excess of cost over the fair value of net assets of businesses acquired is recorded as goodwill and is amortized on a straight-line basis over periods ranging from 5 to 40 years. The Company capitalizes costs incurred to obtain and maintain patents and licenses. Patent costs are amortized over the lesser of 17 years or the remaining lives of the patents, and license costs over the lives of the licenses. The Company also capitalizes costs incurred to obtain long-term debt financing. Such costs are amortized on an effective yield basis over the terms of the related debt and such amortization is classified as interest expense in the Consolidated Statements of Operations.

The Company periodically assesses the recoverability of goodwill by determining whether the amount of related goodwill can be recovered through undiscounted future operating cash flows of the acquired entities. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

Stock option plan. The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock options. As such compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

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

Concentrations of credit risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and accounts receivable. The Company places its cash investments with high quality financial institutions and limits the amount of credit exposure to any one institution. With respect to accounts receivable, approximately 25% are related to United States government contracts, and the remainder are dispersed among various industries, customers and geographic regions. In addition, the Company has investments in various equity securities, including Millennium, ISI, FSP and GSES.

2.    Goodwill

(a)   Learning Technologies

On June 16, 1998, General Physics acquired the Learning Technologies business of Systemhouse, an MCI company. Learning Technologies is a computer technology training and consulting organization, with offices and classrooms in Canada, the United States and the United Kingdom. General Physics purchased Learning Technologies for $24,000,000 in cash. From June 16, 1998 through December 31, 1998, Learning Technologies had revenues of approximately $30,706,000. The Company accounted for this transaction as a purchase, and recorded $23,216,000 of goodwill, which is being amortized over 30 years. The results of operations for Learning Technologies have been consolidated with the Company since June 16, 1998 (see Note 15).

In July 2000, as a result of the continued operating losses incurred by its IT Group, as well as the determination that revenues would not increase to profitable levels, the Company closed its open enrollment IT business in the UK and Canada. As a result, the Company recorded asset impairment charges of $19,245,000 of which $16,663,000 related to intangible assets. The Company believes that the remaining unamortized goodwill of approximately $5,400,000, which relates to the US and Canadian IT project business, is recoverable from future operations. However, if the remaining IT operations do not achieve profitable operating results, there can be no assurance that a further impairment charge will not be required.

(b)   Deltapoint Corporation

On July 13, 1998, General Physics completed its acquisition of substantially all of the operations and net assets of The Deltapoint Corporation (Deltapoint). Deltapoint is a Seattle, Washington based management consulting firm focused on large systems change and lean-enterprise. General Physics purchased Deltapoint for approximately $6,300,000 in cash and a future earnout, as described in the Asset Purchase Agreement. The Company has accounted for this transaction as a purchase and has recorded approximately $4,858,000 of goodwill, subject to final adjustment, which is being amortized over 20 years. Pursuant to the terms of the future earnout, General Physics agreed to pay a percentage of revenues earned for each of the three years following acquisition provided minimum revenue and earnings goals are achieved. Assuming that those goals are reached in each year, then the additional consideration for each such year would equal $1,333,440; in addition General Physics would pay a percentage of revenues received in excess of the goal. These amounts will be recorded as additional purchase price and as additional goodwill when incurred. Based upon the goals reached by Deltapoint in 1999, General Physics paid an additional $1,856,000 of consideration, which was recorded as goodwill. There were no payments required in 2000 or 1998.

The results of operations for Deltapoint have been consolidated with the Company since July 14, 1998, and Deltapoint through December 31, 1998, had revenues of approximately $7,221,000.

(c)   General Physics Corporation

In 1997, the Company acquired the remaining shares of General Physics that it did not already own. The transaction has been accounted for as a purchase of a minority interest. As a result of this transaction, the Company purchased for a total of $31,276,000 the remaining 48% of the outstanding shares of General Physics and recorded $21,069,000 of goodwill, which is being amortized over 30 years.

3.    Investments, advances and marketable securities

      Investment and advances

At December 31, 2000 and 1999, Investments and advances were comprised of the following:

                                          December 31,
                                      2000            1999
                                   ----------      -------
Five Star Products, Inc.             6,507           8,827
GSE Systems, Inc.                    3,021           6,084
Other                                  817           1,145
                                ----------       ---------
                                   $10,345         $16,056

(a)   Five Star Products, Inc.

On September 30, 1998, the Company sold substantially all operating assets of its wholly-owned subsidiary, the Five Star Group, Inc. (Five Star) to FSP for $16,476,000 and a $5,000,000 senior unsecured 8% note. The note is due in 2003, with interest due quarterly. Five Star is a distributor of home decorating, hardware and finishing products in the northeast. Prior to the above transaction, the Company sold a 16.5% interest in FSP to the management of Five Star, bringing its interest in FSP to approximately 37.5%. In addition, the Company recognized a $6,225,000 loss on the transaction. As a result of these transactions, the Company no longer consolidates FSP and its subsidiaries, but instead accounts for FSP on the equity method. At December 31, 2000, the Company's investment in FSP was $6,494,000, including the $5,000,000 senior unsecured 8% note. During 2000 the Company recorded write-downs on investment of $2.4 million, which are included in Loss on investments. The Company is amortizing, over 10 years, the excess of its investment in FSP over its new basis of the underlying net assets, which was approximately $752,000 at December 31, 2000.

Information relating to the Company's investment in FSP is as follows (in thousands):

                                                  2000        1999
------------------------------------------------------------------

      Long-term note receivable                $ 5,000     $ 5,000
      Number of shares                           4,882       4,882
      Carrying amount of shares                $ 1,494     $ 3,827
Equity income included in
 Investment and other income, net             $    291    $    253
------------------------------------------------------------------

Condensed financial information for FSP as of December 31, 2000 and 1999 and for the years then ended is as follows (in thousands):

                                                    December 31,
                                               -----------------
                                                  2000        1999

      Current assets                           $34,983     $32,810
      Non current assets                         1,205         942
      Current liabilities                       29,183      27,598
      Non current liabilities                    5,000       5,000
      Stockholders' equity                       2,005       1,230
      Sales                                     93,878      83,134
      Gross profit                              16,506      14,488
      Net income                                   775         647

(b)   GSE Systems, Inc.

GSES designs, develops and delivers business and technology solutions by applying high technology-related process control, data acquisition, simulation, and business software, systems and services to the energy, process and manufacturing industries worldwide. At December 31, 2000, the Company owned approximately 22% of GSES and accounts for its investment in GSES on the equity method. The Company recorded write-downs on investments of $1,000,000 during both 2000 and 1999, which are included in Loss on investments. The Company is amortizing, over 15 years, the excess of its investment in GSES over its share of GSES's underlying net assets, which was approximately $1,846,000 at December 31, 2000.

Information relating to the Company's investment in GSES is as follows (in thousands):

                                                  2000        1999
------------------------------------------------------------------
Included in Investments, advances and marketable securities:

      Number of shares controlled                1,159       1,159
      Total carrying amount                    $ 3,016     $ 6,084
Equity in income (loss) included in Investment
 and other income, net                          (1,936)         42
------------------------------------------------------------------

Condensed unaudited financial information for GSES as of December 31, 2000 and 1999 and for the years then ended is as follows (in thousands):

                                                  2000        1999
------------------------------------------------------------------
      Current assets                           $20,368     $25,439
      Non current assets                        15,581      17,588
      Current liabilities                       24,120      16,774
      Non current liabilities                    3,116       9,083
      Stockholders' equity                       8,713      17,170
      Revenue                                   55,715      66,699
      Gross profit                              14,893      25,070
      Net (loss) income                         (8,814)        101
------------------------------------------------------------------

      Marketable securities

At December 31, 2000 and 1999, Marketable securities were comprised of the following:

                                          December 31,
                                      2000            1999
                                   ----------      -------
Millennium Cell                    $51,500      $
GTS Duratek, Inc.                      135             318
Interferon Sciences, Inc.              113             183
                                 ---------         -------
                                   $51,748          $  501
                                   =======          ======

(a)   Millennium Cell Inc.

Millennium is a development stage company, which is engaged in the development of a patented and proprietary chemical process that converts sodium borohydride to hydrogen. As of December 31, 2000, the Company had a 22% ownership interest representing approximately 5,900,000 shares, including approximately 547,000 shares of common stock subject to options given to the Company's employees to acquire Millennium shares from the Company's holdings. The Company previously accounted for this investment under the equity method of accounting.

On August 14, 2000, Millennium completed an IPO of 3,000,000 shares of common stock at a price of $10 per share. Based upon the consummation of the IPO, which reduced the Company's holdings in Millennium from approximately 27% to approximately 22% and certain organizational changes, including lack of board representation, the Company believes that it does not have significant influence on the operating and financial policies of Millennium and as such believes that it is appropriate to account for this investment under the cost method of accounting.

The majority of the Company's shares of common stock in Millennium are subject to a lock-up provision until April 6, 2001, and accordingly could not be sold by the Company before that date, unless the provision is waived by the underwriter. In addition, the Company's shares (excluding the 547,000 shares subject to options) have been pledged to its bank to secure its credit facility.

On August 23, 2000, the Company entered into an agreement pursuant to which Morgan Keegan & Company, on behalf of all of the underwriters, provided its consent for the Company to engage in a private sale of 1,000,000 shares of common stock of Millennium. As the Company intended to dispose of these shares within the near term, the underwriters agreed to waive the lock-up provisions on these shares. Accordingly, the Company has classified these shares as trading securities. During the fourth quarter of 2000, GP sold 138,500 shares of Millennium. As a result of the sale of the shares, the Company recognized a gain of $1,818,434. Therefore, at December 31, 2000, the Company owned 861,500 trading securities with a value of $8,830,375. The approximately 5,000,000 shares remaining are not expected to be sold within the near term, except in the event of a registration statement and as such are classified as available for sale securities. At December 31, 2000, these shares had a value of approximately $51,500,000.

In connection with the IPO the Company recorded an increase of approximately $7,114,000 in its investment in Millennium, which was credited, net of taxes of $2,600,000, to additional paid-in capital.

On February 11, 2000, the Company granted options to purchase an aggregate of approximately 547,000 of its shares of Millennium common stock to certain of its employees pursuant to the GP Strategies Corporation Millennium Cell, LLC Option Plan (the "Millennium Option Plan"), which options vest over either a one year or two year period and expire on May 11, 2002. The Company will receive approximately $500,000 upon exercise of all options pursuant to the Millennium Option Plan. At December 31, 2000, the Company recorded net deferred compensation of $1,097,000, to be amortized over the remaining vesting period of the options, and a liability to employees of $ 5,406,000. These amounts are included in Prepaid expenses and other current assets and Accounts payable and accrued expenses, respectively, on the Consolidated Balance Sheet. Pursuant to the vesting provisions of the Millennium Option Plan, the Company recorded a non-cash compensation expense of $3,809,000 for the year ended December 31, 2000, which is included in Selling, general and administrative expenses in the Consolidated Statement of Operations.

Information relating to the Company's investment in Millennium is as follows at December 31, 2000 (in thousands):

      Included in Trading securities:

            Number of shares                          862
            Market value of shares                $ 8,830

      Included in Investments, advances and marketable securities:

            Number of shares                        5,024
            Available-for-sale equity securities,
             at market                            $51,500

      Total number of shares owned                  5,886
      Market value of shares                      $60,330
-----------------------------------------------------------------------------

At December 31, 1999, the Company's investment in Millennium, accounted for under the equity method, was $256,000 and, as such, was included in Other investments and advances in the Consolidated Balance Sheet.

(b)   GTS Duratek, Inc.

At December 31, 2000, the Company owned approximately 25,000 shares of the common stock of Duratek. Duratek implements technologies and provides services, many of which are related to managing remediation and treating radioactive and hydrocarbon waste. Pursuant to various agreements, the Company is restricted in its ability to sell certain of its shares in Duratek through June 2001.

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

In 2000, the Company recognized a gain of $82,000 related to the sale of 38,422 shares of Duratek common stock, for proceeds of $170,767.

Information relating to the Company's investment in Duratek is as follows (in thousands):

                                                             2000        1999
-----------------------------------------------------------------------------
      Number of shares                                         20          34
      Available-for-sale equity securities, at market     $   126    $    264
      Number of shares                                          5          29
      Securities held for long-term
       investment, at cost                                $     9    $     54
Total carrying amount                                     $   135    $    318
Total number of shares owned                                   25          63
Market value of shares                                    $   153    $    491
-----------------------------------------------------------------------------

(c)   Interferon Sciences, Inc.

ISI is a  biopharmaceutical  company  engaged  in the  manufacture  and  sale of
pharmaceutical   products   based  on  its  highly   purified,   natural  source
multispecies alpha interferon.

During 2000, the Company recorded gains on investments of $432,112 related to the sale of approximately 311,000 shares of ISI. During 1999, the Company recorded losses on investment of $1,057,000 to recognize "an other than temporary" decline in value of its investment in ISI as a result of significant decreases in the market value of ISI's common stock.

In an agreement dated March 25, 1999, the Company agreed to lend ISI $500,000 (the "ISI Debt"). In return, ISI granted the Company (i) a first mortgage on ISI's real estate, (ii) a two-year option to purchase ISI's real estate, provided that ISI has terminated its operations and certain other specified ISI debt has been repaid, and (iii) a two-year right of first refusal in the event ISI desires to sell its real estate. ISI issued the Company 500,000 shares of ISI common stock and a five-year warrant to purchase 500,000 shares of ISI common stock at a price of $1 per share (the "Warrant") as a loan origination fee. Pursuant to the agreement, ISI issued a note to the Company in the amount of $500,000, which is due on June 30, 2001, as amended and bears interest, payable at maturity at the rate of 6% per annum.

Information relating to the Company's investment in ISI is as follows (in thousands):

                                                             2000        1999
-----------------------------------------------------------------------------
      Number of shares                                        299         610
      Available-for-sale equity securities, at market     $   113     $   183
-----------------------------------------------------------------------------

4.    Property, plant and equipment

Property, plant and equipment consists of the following (in thousands):

December 31,                                                 2000        1999
-----------------------------------------------------------------------------
Land                                                    $     915    $    915
Buildings and improvements                                  3,511       3,456
Machinery and equipment                                    13,799      13,611
Furniture and fixtures                                     17,355      22,092
Leasehold improvements                                      4,853       4,783
-----------------------------------------------------------------------------
                                                           40,433      44,857
Accumulated depreciation and  amortization                (30,646)    (31,199)
------------------------------------------------------------------------------
                                                          $ 9,787    $ 13,658
-----------------------------------------------------------------------------

5.    Short-term borrowings

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

Due to the Company's restructuring charges and operating losses in 1999 and the restructuring charges, operating losses and asset impairment changes in 2000, primarily related to General Physics' IT Group, the Company was not in compliance with respect to the financial covenants in the Credit Facility as of September 30, 1999, December 31, 1999, March 31, 2000 and June 30, 2000. The Company and its lenders entered into agreements dated as of April 12, 2000 and July 31, 2000 providing for waivers of compliance with such covenants at each of those four dates.

Effective as of August 29, 2000, the Company and certain of its wholly owned subsidiaries entered into an Amended and Restated secured $63,500,000 Revolving Credit and Term Agreement (the "Amended Agreement") which amended in its entirety the Company's former Credit Facility. The Amended Agreement reduced the commitment pursuant to the revolving facility to $49,700,000 (subject to borrowing base limitations specified in the Amended Agreement), however the Amended Agreement did not change the payment terms of the term loan which currently has an outstanding balance of $13,313,000 (See Note 7) or the expiration date on both the credit facility and the term loan. The current amount outstanding under the revolving credit agreement is $36,162,000 and is included in Short-term borrowings in the Consolidated Balance Sheet. The interest rates increased on both the revolving credit facility and the term loan to prime plus 1.25% (increased from .50%) and Eurodollar plus 2.75% (increased from 2.00%). The Amended Agreement is secured by all of the receivables and inventory of the Company as well as the common stock of the Company's material domestic subsidiaries and 65% of the common stock of the Company's foreign subsidiaries. The Amended Agreement also provides for additional security consisting of certain real property, personal property and substantially all marketable securities owned by the Company and its subsidiaries. The Amended Agreement contains revised minimum net worth, fixed charge coverage, EBITDA and consolidated liabilities to tangible net worth covenants. The Amended Agreement also contains certain restrictive covenants, including the prohibition on future acquisitions, and provides for mandatory prepayment upon the occurrence of certain events. At December 31, 2000, the Company had approximately $13,538,000 available to be borrowed under the Amended Agreement. At December 31, 2000, the Company was in compliance with all of their financial covenants.

Based upon ongoing discussions with its banks and the fact that the Company has been in compliance with all financial covenants under its amended and restated agreement, the management of the Company believes that the credit facility agreement will be either extended or renewed.

6.    Accounts payable and accrued expenses

Accounts payable and accrued expenses are comprised of the following (in thousands):

December 31,                                      2000        1999
------------------------------------------------------------------
Accounts payable                              $  8,110    $  8,989
Payroll and related costs                        2,690       5,759
Restructuring reserve                            3,652       1,884
Other                                           10,782       9,002
------------------------------------------------------------------
                                              $ 25,234    $ 25,634
7.    Long-term debt

Long-term debt is comprised of the following (in thousands):

December 31,                                      2000        1999
------------------------------------------------------------------
Term loan (Note 5)                             $13,313     $14,063
Subordinated Convertible Debentures (a)          2,640
Senior Subordinated Debentures (b)                 758         844
Other                                              901       1,408
8% Swiss Bonds, due 2000 (c)                                 2,175
------------------------------------------------------------------
                                               $17,612     $18,490
Less current maturities                         (1,311)     (3,668)
------------------------------------------------------------------
                                              $ 16,301    $ 14,822
------------------------------------------------------------------

(a) On July 2000, the Company engaged in a private placement transaction with two institutional investors and received $2,640,000 in aggregate principal amount for 6% Convertible Exchangeable Notes due June 30, 2003 (the "Notes"). The Notes, at the option of the holders, may be exchanged for 19.9% of the outstanding capital stock of Hydro Med, Inc., a newly formed wholly owned subsidiary of the Company, on a fully diluted basis, as defined in the Note, or into shares of the Company's Common Stock at a conversion rate of $7.50 per share, subject to adjustment, as provided in the Notes. The holders of the Notes can convert or exchange at any time prior to June 30, 2003.

(b) In August 1994, General Physics, as a result of an acquisition issued $15 million of 6% Senior Subordinated Debentures of which the Company owned approximately 92.7%. The Debentures are subordinated to borrowings under the line of credit agreement. During the fourth quarter of 2000, the Company converted its portion (92.7%) of General Physics' Senior Subordinated Debentures to stockholders' equity on General Physics. At December 31, 2000, the remaining carrying value of the Debentures outstanding was $758,000.

(c) In June 1995, the Company issued an aggregate of SFr. 3,604,000 of 8% Swiss Bonds, due June 28, 2000 (the "8% Bonds"). The 8% Bonds were valued at $2,340,000, at the then exchange rate (after an original issue discount of 25%). The principal and interest on the 8% Bonds were payable either in cash or in shares of Common Stock of the Company, at the option of the Company. On June 28, 2000, the Company issued 443,097 shares of its Common Stock at a value of $5.1625 per share, in exchange for the total principal and interest due on the 8% Bonds.

Aggregate annual maturities of long-term debt outstanding at December 31, 2000 for each of the next four years are as follows (in thousands):

            2001                                $1,311
            2002                                 1,182
            2003                                14,766
            2004                                   353

8.    Employee benefit plans

The Company has a 401(k) Savings Plan (the Savings Plan) available to employees who have completed one year of service. The Company's expense associated with the Savings Plan was $83,000 and $203,000 in 1999 and 1998, respectively. In 2000, the Company's participants in the Savings Plan transferred into the General Physics Plan.

General Physics, which in 2000, now includes the Company's employees, maintains a Profit Investment Plan (the Plan) for employees who have completed ninety days of service with General Physics. The Plan permits pre-tax contributions to the Plan by participants pursuant to Section 401(k) of the Internal Revenue Code of 1% to 14% of base compensation. General Physics matches participants' contributions up to a specific percentage of the first 7% of base compensation contributed for employees who have completed one year of service with General Physics and may make additional matching contributions. The Company matches participants' contributions in shares of the Company's Common Stock up to 57% of monthly employee salary deferral contributions. In 2000, 1999, and 1998 the Company contributed 308,000, 141,063, and 95,953 shares of the Company's common stock directly to the Plan with a value of approximately $1,340,000, $1,345,000, and $1,157,000, respectively.

9.    Income taxes

The components of income tax expense (benefit) are as follows (in thousands):

Years ended December 31,                    2000        1999        1998
------------------------------------------------------------------------
Current
 State and local                        $    717    $    481    $  1,271
 Foreign                                     198         454
------------------------------------------------------------------------
Total current                                915         935       1,271
------------------------------------------------------------------------
Deferred
 State and local                            (459)        (70)         95
 Federal                                  (9,322)
 Foreign                                      (7)         47
------------------------------------------------------------------------
Total deferred                            (9,788)        (23)         95
------------------------------------------------------------------------
Total income tax expense (benefit)      $ (8,873)   $    912    $  1,366
------------------------------------------------------------------------

The deferred expense excludes activity in the net deferred tax assets relating to tax on appreciation (depreciation) in securities available-for-sale, which is recorded directly to stockholders' equity.

The difference between the expense (benefit) for income taxes computed at the statutory rate and the reported amount of tax expense (benefit) is as follows:

December 31,                                2000        1999        1998
------------------------------------------------------------------------
Federal income tax rate                   (35.0%)     (35.0%)     (35.0%)
Foreign, State and local taxes
 net of Federal benefit                     1.0         1.2        127.8
Items not deductible - primarily
 amortization of goodwill                   2.0         3.7        77.1
Valuation allowance adjustment            (13.7)        9.1        29.1
Net losses from foreign operations for
 which no tax benefit has been provided    18.9        23.4
Other                                       0.9         1.9        (2.5)
---------------------------------------------------------------------------
Effective tax rate benefit                (25.9%)       4.3%      196.5%
---------------------------------------------------------------------------


In 2000, the deferred income tax benefit of $9,788,000 primarily represents a benefit for the future utilization of the Company's domestic net operating losses. The increase of $1,785,000 in the valuation allowance in 2000 was attributable primarily to foreign net operating losses for which no tax benefit has been provided.

In 1999, the increase of $5,171,000 in the valuation allowance in 1999 was attributable primarily to net operating losses for which no tax benefit has been provided.

The increase of $954,000 in the valuation allowance in 1998 was attributable primarily to the decrease in the Company's deferred tax liability with respect to Investments in partially owned companies.

As of December 31, 2000, the Company has approximately $28,000,000 of U.S. Federal net operating loss carryforwards. These carryforwards expire in the years 2005 through 2020. Foreign net operating losses at December 31, 2000 were approximately $32,000,000. In addition, the Company has approximately $1,593,000 of available credit carryovers of which approximately $621,000 expires in the years 2001 through 2003, and approximately $972,000, which may be carried over indefinitely.

The tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities that are included in the net deferred tax (liability) asset are summarized as follows:

December 31,                                      2000        1999
------------------------------------------------------------------
Deferred tax assets:
Allowance for doubtful accounts                $   220     $   404
Accrued liabilities                              2,070         171
Net operating loss carryforwards                20,787      10,806
Tax credit carryforwards                         1,593       2,681
Restructuring reserves
 and other accrued liabilities                   1,817       1,523
Property and equipment, principally due to
  difference in depreciation and amortization      225
------------------------------------------------------------------
Deferred tax assets                             26,712      15,585
------------------------------------------------------------------
Deferred tax liabilities:
Property and equipment, principally due to
  difference in depreciation and amortization                1,588
Investment in partially owned companies         22,884       1,413
Other                                                           47
------------------------------------------------------------------
Deferred tax liabilities                        22,884       3,048
------------------------------------------------------------------
Net deferred tax assets                          3,828      12,537
Less valuation allowance                       (10,332)     (8,547)
------------------------------------------------------------------
Net deferred tax (liability) asset           $  (6,504)   $  3,990
------------------------------------------------------------------

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon these factors, management believes it is more likely than not that the Company will realize the benefits of deferred tax assets, net of the valuation allowance. As of December 31, 2000, the Company has recorded a net deferred tax liability of $6,504,000.

10.   Comprehensive income

The following are the components of comprehensive income (loss) (in thousands):

                                                 Year ended December 31,
                                           -------------------------------
                                              2000        1999        1998
                                           ---------   ---------    ------
Net loss                                  $(25,392)   $(22,205)  $  (2,061)
Other comprehensive (loss) income,
 before tax:
Net unrealized gain (loss) on
 available-for-sale-securities              45,667      (1,753)     (7,943)
Foreign currency translation adjustment         78          79        (838)
                                       -----------------------------------
Comprehensive (loss) income before tax      20,353     (23,879)    (10,842)
Income tax (expense) benefit related to
 items of other comprehensive
 income (loss)                             (17,691)        758       2,250
                                          --------     -------    --------
Comprehensive income (loss), net of tax   $  2,662    $(23,121)  $  (8,592)
                                          ========    ========   =========

The components of accumulated other comprehensive income (loss) are as follows:

December 31,                                  2000        1999        1998
---------------------------------------------------------------------
Net unrealized gain (loss) on
 available-for-sale-securities            $ 45,612   $     (55)  $   1,698
Foreign currency translation adjustment       (681)       (759)      (838)
                                          --------   ---------   ----------
Accumulated other comprehensive
 income (loss) before tax                   44,931        (814)        860
Accumulated income tax expense related
 to items of other comprehensive
 income (loss)                             (17,694)         (3)       (761)
                                          --------   ---------    ---------
Accumulated other comprehensive
 Income (loss), net of tax                $ 27,237    $   (817)  $      99
                                          ========    ========   =========

11.   Common Stock, stock options and warrants

(a) Under the Company's non-qualified stock option plan, employees and certain other parties may be granted options to purchase shares of common stock. Although the Plan permits options to be granted at a price not less than 85% of the fair market value, the Plan options primarily are granted at the fair market value of the common stock at the date of the grant and are exercisable over periods not exceeding ten years from the date of grant. Shares of common stock are also reserved for issuance pursuant to other agreements. Changes in options and warrants outstanding during 1998, 1999 and 2000, and options and warrants exercisable and shares reserved for issuance at December 31, 2000, 1999, and 1998 are as follows:

                                              Common Stock
-------------------------------------------------------------------------------
Options and warrants         Price Range      Number        Weighted-Average
outstanding                  per share        of shares
-------------------------------------------------------------------------------
Exercise Price
--------------
December 31, 1997           4.59  - 24.00   2,608,509           8.35
--------------------------------------------------------------------
Granted                    10.41  - 15.375    383,900          14.44
Exercised                   7.69  - 10.41     (69,863)          8.42
Terminated                  7.75  - 15.375   (174,056)          9.97
--------------------------------------------------------------------
December 31, 1998           4.59  - 24.00   2,748,490           9.09
--------------------------------------------------------------------
Granted                     8.00  - 17.25     793,825           9.91
Exercised                   6.80  - 14.625   (122,352)          8.08
Terminated                  7.69  - 24.00    (613,948)          9.80
--------------------------------------------------------------------
December 31, 1999           4.59  - 24.00   2,806,015           9.21
--------------------------------------------------------------------
Granted                     3.375 -  6.00     666,133           4.66
Exercised                   3.375 -           (69,200)          3.38
Terminated                  5.375 - 17.25    (897,600)         10.46
--------------------------------------------------------------------
December 31, 2000           3.375 - 24.00   2,505,348           7.74
--------------------------------------------------------------------
Options and warrants exercisable
December 31, 1998           4.59   -24.00   1,399,454           8.77
--------------------------------------------------------------------
December 31, 1999           4.59   -24.00   1,254,033           8.88
--------------------------------------------------------------------
December 31, 2000           4.59  - 24.00   1,464,106           7.64
--------------------------------------------------------------------
Shares reserved for issuance
December 31, 1998                           3,198,590
-----------------------------------------------------
December 31, 1999                           3,375,234
-----------------------------------------------------
December 31, 2000                           3,816,571
-----------------------------------------------------

At December 31, 2000, the weighted average remaining contractual life of all outstanding options was 4.5 years.

The following table summarizes information about the Plan's options outstanding at December 31, 2000:

                                              Weighted

     Range                Number              Average          Weighted
      Of                 Outstanding           Years            Average
  Exercise Prices                             Remaining        Exercise Price
--------------------------------------------------------------------------------
       $3.38 - $  7.75    1,599,373                5.1            $6.70
       $8.00 -  $10.41      672,900                3.3            $8.41
       $11.15 - $24.00      233,075                3.5           $13.84
-------------------------------------------------------------------------------
      $  3.38 - $24.00    2,505,348                4.5           $ 7.64
-------------------------------------------------------------------------------

The following table summarizes the Class B Common Stock options as follows:

                                      Class B Common Stock

Options                      Price Range      Number        Weighted-Average
outstanding                  per share        of shares     Exercise Price
------------------------------------------------------------------------------
December 31, 1998           8.50 - 9.00       693,750           8.74

Exercised                   9.00             (193,750)          9.00
-----------------------------------------------------------------------------
December 31, 1999           8.50 - 8.69       500,000           8.64
---------------------------------------------------------------------------
Exercised                   8.50 - 8.69      (150,000)          8.53
-----------------------------------------------------------------------------
December 31, 2000           8.69              350,000           8.69
-----------------------------------------------------------------------------
Options exercisable
December 31, 1998           8.50 -9.00        693,750           8.74
-----------------------------------------------------------------------------
December 31, 1999           8.50 -9.00        500,000           8/64
-----------------------------------------------------------------------------
December 31, 2000           8.69              350,000           8.69
--------------------------------------------------------------------

The Company reserved 950,000 shares of its Common Stock for issuance upon conversion of Class B Common Stock at each of the years ended December 31, 2000, 1999 and 1998.

At December 31, 2000, the weighted average remaining contractual life of all outstanding Class B Common Stock options was less than 1 year.

At December 31, 2000, 1999, and 1998, options outstanding included options for 239,498, 150,790 and 829,334 shares, respectively, for certain executive officers.

The holders of common stock are entitled to one vote per share and the holders of Class B Common stock are entitled to ten votes per share on all matters without distinction between classes, except when approval of a majority of each class is required by statute. The Class B Common stock is convertible at any time, at the option of the holders of such stock, into shares of common stock on a share-for-share basis. At December 31, 2000, 1999, and 1998, shares reserved for issuance were primarily related to shares reserved for options and warrants and the conversion of long-term debt.

(b) Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                            2000           1999          1998
                                            ----           ----          ----

Net loss                    As reported $(25,392)      $(22,205)     $ (2,061)
                            Pro forma    (28,435)       (24,363)       (3,730)

Basic earnings (loss) per share
                            As reported   (2.04)         (1.95)        (.19)
                            Pro forma     (2.28)         (2.14)        (.34)

Diluted earnings (loss) per share
                            As reported   (2.04)         (1.95)        (.19)
                            Pro forma     (2.28)         (2.14)        (.34)

Pro forma net income reflects only options granted since 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

At December 31, 2000, 1999 and 1998, the per share weighted-average fair value of stock options granted was $2.82, $8.32 and $4.32, respectively on the date of grant using the modified Black Scholes option-pricing model with the following weighted-average assumptions: 2000 - expected dividend yield 0%, risk-free interest rate of 6.45%, expected volatility of 57.11% and an expected life of
4.7 years; 1999 - expected dividend yield 0%, risk-free interest rate of 5.49%, expected volatility of 45.82% and an expected life of 3.54 years; 1998 - expected dividend yield 0%, risk-free interest rate of 5.44%, expected volatility of 44.86%, and an expected life of 9.2 years.

(c) Earnings (loss) per share (EPS) for the years ended December 31, 2000, 1999 and 1998 are as follows (in thousands, except per share amounts):

                                           2000        1999        1998
                                           ----        ----        ----
Basic EPS
      Net loss                       $  (25,392)   $(22,205)   $ (2,061)
      Weighted average shares
       outstanding                       12,468      11,401      10,867
      Basic loss per share           $    (2.04)   $  (1.95)   $   (.19)

Diluted EPS
      Net loss                       $ (25,392)    $(22,205)   $ (2,061)
      Weighted average shares
       outstanding                      12,468       11,401      10,867
      Dilutive effect of stock options
       and warrants (i)
      Weighted average shares
       outstanding, diluted             12,468       11,401      10,867

      Diluted loss per share (i)     $  (2.04)     $  (1.95)   $   (.19)

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

(i) For the years ended December 31, 2000, 1999 and 1998, presentation of the dilutive effect of stock options and warrants, which totaled 204,000, 821,000 and 1,229,000, respectively, are not included since they are anti-dilutive.

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

The Company's  principal  operating  subsidiary is General  Physics  Corporation
(GP). GP is a performance improvement company that assists productivity driven organizations to maximize workforce performance by integrating people, processes and technology. GP is a total solutions provider for strategic training, engineering, consulting and technical support services to Fortune 1000 companies, government, utilities and other commercial customers. GP operates in two business segments. The Manufacturing & Process Group provides technology based training, engineering, consulting and technical services to leading companies in the automotive, steel, power, oil and gas, chemical, energy, pharmaceutical and food and beverage industries, as well as to the government sector. The Information Technology Group provides IT training programs and solutions, including Enterprise Solutions and comprehensive career training and transition programs.

The Optical Plastics Group, which consists of MXL, manufactures and distributes coated and molded plastic products. For the nine months ended September 30, 1998, the Company also had the Distribution Group, which included the operations of the Five Star, a distributor of home decorating, hardware and finishing products (see Note 3(d)).

The Hydro Med and Other Group, consists of Hydro Med Sciences in 1998 through 2000 and other miscellaneous operations during the first nine months of 1998.

The management of the Company does not allocate the following  items by segment:
Investment and other income, interest expense, selling, general and administrative expenses, depreciation and amortization expense, income tax expense, significant non-cash items and long-lived assets. Inter-segment sales are not significant. The reconciliation of gross margin to net income (loss) is consistent with the presentation on the Consolidated Condensed Statements of Operations.

The following tables set forth the sales and operating results attributable to each line of business and include a reconciliation of the groups' sales to consolidated sales and operating results to consolidated income (loss) from operations before income taxes for the periods presented (in thousands):

Years ended December 31,                    2000        1999        1998
------------------------------------------------------------------------
Sales
Manufacturing & Process                 $161,859    $160,326    $165,131
Information Technology                    24,593      53,619      43,709
Distribution                                                      64,148
Optical Plastics                          10,998      10,353      10,581
Hydro Med and Other                           17         512       1,113
------------------------------------------------------------------------
                                        $197,467    $224,810    $284,682
------------------------------------------------------------------------
Operating results
Manufacturing & Process                 $ 10,870    $ 13,166    $ 20,299
Information Technology                   ( 7,331)    (11,856)       (857)
Distribution                                                       1,773
Optical Plastics                           1,272       1,215       1,500
Hydro Med and Other                       (2,131)     (1,832)     (1,000)
------------------------------------------------------------------------
Total operating profit                     2,680         693      21,715
Interest expense                          (5,616)     (4,922)     (3,896)
Corporate general and administrative
 expenses, amortization of goodwill
 and Investment and other
 income, net                             (31,329)    (17,064)    (18,514)
------------------------------------------------------------------------
Loss from operations before
 income taxes                          $ (34,265)  $ (21,293)  $    (695)
------------------------------------------------------------------------

Operating profits represent gross revenues less operating expenses. In computing operating profits, none of the following items have been added or deducted: general corporate expenses at the holding company level, restructuring charges, foreign currency transaction gains and losses, investment income, loss on investments, loss on sale of assets, amortization of goodwill and interest expense. General corporate expenses at the holding company level, which are primarily salaries, occupancy costs, professional fees and costs associated with being a publicly traded company, totaled approximately $7,632,000 (including a non-cash compensation expense of $3,809,000 relating to a non-cash deferred compensation plan), $4,300,000 and $4,250,000 for the years ended December 31, 2000, 1999 and 1998, respectively. For the years ended December 31, 2000, 1999 and 1998, sales to the United States government and its agencies represented approximately 24%, 21% and 20%, respectively, of sales and is included in the Manufacturing & Process and Information Technology segments.

Additional information relating to the Company's business segments is as follows (in thousands):

December 31,                                2000        1999        1998
------------------------------------------------------------------------
Identifiable assets
Manufacturing & Process                 $ 78,761    $ 52,924    $ 54,831
Information Technology                     9,283      20,171      19,821
Optical Plastics                           9,807       9,835      10,330
Hydro Med, Corporate and Other           114,727     114,188     125,923
------------------------------------------------------------------------
                                        $212,578    $197,118    $210,905
------------------------------------------------------------------------
Years ended December 31,                    2000        1999        1998
------------------------------------------------------------------------
Additions to property,
 plant, and equipment, net
Manufacturing & Process                 $    530    $    745    $  1,715
Information Technology                        58       1,081         484
Distribution                                                          87
Optical Plastics                             255         856       2,077
Hydro Med, Corporate and Other               197         277         121
------------------------------------------------------------------------
                                        $  1,040    $  2,959    $  4,484
------------------------------------------------------------------------

Years ended December 31,                    2000        1999        1998
------------------------------------------------------------------------
Depreciation
Manufacturing & Process                   $1,432      $1,954      $  822
Information Technology                       835       1,260         232
Distribution                                                         339
Optical Plastics                             489         487         300
Hydro Med, Corporate and Other               115          74          28
------------------------------------------------------------------------
                                          $2,871      $3,775      $1,721
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

Information about the Company's net sales in different geographic regions, which are attributed to countries based on location of customers, is as follows (in thousands):

                                        Year ended December 31,
                                      2000        1999        1998
                                   ---------   ---------   -------

United States                     $174,462    $175,185    $250,115
Canada                               7,181      25,309      16,458
United Kingdom                      11,028      17,127      14,972
Latin America and other              4,796       7,189       3,137
                                ----------  ---------- -----------
                                  $197,467    $224,810    $284,682
                                  --------    --------    --------

Information about the Company's identifiable assets in different geographic regions is as follows (in thousands):

                                             December 31,
                                      2000        1999        1998
                                 ------------ --------------------
United States                     $205,797    $180,057    $191,905
Canada                               3,371       9,533      10,085
United Kingdom                       1,928       5,087       6,695
Latin America and other              1,482       2,441       2,220
                                 ---------  ----------  ----------
                                  $212,578    $197,118    $210,905
                                  --------    --------    --------

All intangible assets of the Company, as well as other corporate assets, are assumed to be in the United States.

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

The estimated fair value for the Company's debt is as follows (in thousands):

                             December 31, 2000      December 31, 1999
                           Carrying    Estimated   Carrying    Estimated
                              amount  fair value     amount   fair value

Term Loan                   $ 13,313    $ 13,313    $ 14,063    $ 14,063
Other long-term debt           4,299       4,299       2,082       2,082
8% Swiss Bonds due 2000        -           -           2,175       1,957

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

14.   Accounting for certain investments in debt and equity securities

The   gross   unrealized   holding   gains   (losses)   and   fair   value   for
available-for-sale securities were as follows (in thousands):

                                        Gross Unrealized Holding
                               Cost   Gains        (Losses)  Fair Value
-------------------------------------------------------------------------------
Available-for-sale equity securities:

December 31, 2000           $ 6,136      45,619    $   (7)      $51,748
-------------------------------------------------------------------------------
December 31, 1999           $    502    $     6    $  (61)      $   447
-------------------------------------------------------------------------------
December 31, 1998           $ 2,195     $ 2,183    $ (485)      $ 3,893
-------------------------------------------------------------------------------

Differences between cost and market, net of taxes, of $27,918,000, $(58,000) and $937,000 at December 31, 2000, 1999 and 1998, respectively, were credited (debited) to a separate component of shareholders' equity called Accumulated other comprehensive income (loss).

15.   Asset Impairment Charge and Restructuring Charge

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

In connection with the restructuring, the Company recorded a charge of $7,374,000 in 1999, of which $2,754,000 had been utilized through December 31, 1999. Of the $4,620,000 reserve balance as of December 31, 1999, $1,884,000 was included in Accounts payable and accrued expenses and $2,736,000 was included in Other non-current liabilities in the Consolidated Balance Sheet. During 2000, the Company utilized $2,501,000 of the reserve and reversed $180,000. As of December 31, 2000, $707,000 is included in accounts payable and accrued expenses and $1,232,000 is included in other non-current liabilities in the Consolidated Balance Sheet.

The Company believed at that time that the strategic initiatives and cost cutting moves taken in 1999 and the first quarter of 2000 would enable the IT Group to return to profitability in the last six months of 2000. However, those plans were not successful, and the Company determined that it could no longer bring the open enrollment IT business to profitability. Additionally there had been further impairment to intangible and other assets. In July 2000, as a result of the continued operating losses incurred by the IT Group, as well as the determination that revenues would not increase to profitable levels, the Company decided to close its open enrollment IT business in the third quarter of 2000.

As a result, for the year ended December 31, 2000, the Company has recorded asset impairment charges of $19,245,000 related to the IT Group. The charges are comprised of a write-off of intangible assets of $16,663,000 as well as write-offs of property, plant and equipment and other assets relating to the closed offices, totaling $2,582,000.

The Company believes that the remaining unamortized goodwill of approximately $5,400,000, which relates to the US and Canadian IT project business, is recoverable from future operations. However, if the remaining IT operations do not achieve profitable operating results, there can be no assurance that a further impairment charge will not be required.

In addition, the Company recorded an $8,630,000 restructuring charge, net of reversals, in 2000. Of this charge, $3,884,000 had been utilized through December 31, 2000. Of the remaining $4,926,000 balance as of December 31, 2000, $2,932,000 was included in Accounts payable and accrued expenses and $1,994,000 was included in Other non-current liabilities in the Consolidated Balance Sheet.

The components of the 2000 restructuring charge is as follows (in thousands):

                       Severance   Lease and                  Other facility
                     and related   related      Contractual   related
                        benefits   obligations  obligations   costs       Total
--------------------------------------------------------------------------------
Restructuring

 charges during 2000      $1,825       $ 5,185      $ 1,590   $    210   $8,810
Utilization                1,683         1,826          165        210    3,884
--------------------------------------------------------------------------------
Balance December 31, 2000 $  142       $ 3,359      $ 1,425   $    -     $4,926
--------------------------------------------------------------------------------

The components of the 1999 restructuring charge is as follows (in thousands):

                              Severance     Lease and    Other facility
                             and related     related        related
                              benefits      obligations       costs       Total
-------------------------------------------------------------------------------
Restructuring charges

 during 1999                  $1,555        $5,237         $582       $7,374
Utilization                    1,266         1,031          457        2,754
------------------------------------------------------------------------------
Balance December 31, 1999     $  289       $ 4,206    $     125      $ 4,620
Utilization                      184         2,264           53        2,501
Reversal of restructuring charges
during 2000                      105             3           72          180
----------------------------------------------------------------------------
Balance December 31, 2000     $   -        $ 1,939    $       -      $ 1,939
----------------------------------------------------------------------------

The remaining amounts that had been accrued for severance and related benefits and contractual obligations will be expended by December 31, 2001. Lease obligations are presented at their present value, net of assumed sublets.

In connection with the 1999 restructuring, the Company had incurred write-offs of inventory and other assets related to certain revenue producing activities which were exited as part of the restructuring ($3,984,000), which were included in Cost of sales in the Consolidated Statement of Operations. In addition, GP had incurred charges related to write-offs of assets related to certain revenue producing activities which were being exited as a result of the restructuring ($4,437,000), which were included in Selling, general and administrative expenses in the Consolidated Statement of Operations.

16.   Related party transactions

(a) During the first quarter of 2000, the Company made loans to an officer who is the President and Chief Executive Officer as well as a director of the Company totaling approximately $1,278,000 to purchase an aggregate of 150,000 shares of Class B Stock. In total at December 31, 2000, the Company had loans receivable from such officer in the amount of approximately $4,095,000, the proceeds of which were used to purchase an aggregate of 537,500 shares of Class B Capital Stock.

Such loans bear interest at the prime rate of Fleet Bank and are secured by the purchased Class B Capital Stock and certain other assets. All principal on the loans and accrued interest ($594,000 at December 31, 2000) are due on May 31, 2004. In prior years, the Company made unsecured loans to such officer in the amount of approximately $334,000, which unsecured loans primarily bear interest at the prime rate of Fleet Bank.

(b) During the first quarter of 1999, the Company purchased 43,593 shares of Common Stock from such officer for a purchase price of approximately $828,000. The officer utilized the proceeds from such sale to reduce his outstanding indebtedness to the Company and the Company holds such 43,593 shares as treasury stock.

(c) On February 11, 2000, an affiliate of Andersen, Weinroth & Co., L.P. ("Andersen Weinroth") purchased 200,000 shares of the Company's Class B Capital Stock for $6.00 per share for a total cost of $1,200,000. In addition, G. Chris Andersen joined the Board of Directors of the Company. Mr. Andersen is a general partner of Andersen Weinroth.

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

Minimum rentals under long-term operating leases are as follows (in thousands):

                               Real        Machinery &
                            property         equipment          Total
---------------------------------------------------------------------
2001                        $  5,482         $     876        $  6,358
2002                           4,363               638           5,001
2003                           2,310               203           2,513
2004                           1,395                43           1,438
2005                             913                15             928
After 2005                     7,542                             7,542
----------------------------------------------------------------------
Total                        $22,005          $  1,775         $23,780
----------------------------------------------------------------------

Several of the leases contain provisions for rent escalation based primarily on increases in real estate taxes and operating costs incurred by the lessor. Rent expense for real and personal property was approximately $9,565,038, $12,842,000 and $10,943,000 for 2000, 1999 and 1998, respectively.

(b) The Company had guaranteed $1,800,000 of GSES' debt pursuant to its credit facility in return for warrants to purchase 150,000 shares of GSES common stock which expire August 17, 2003 at an exercise price of $2.38 per share. On March 23, 2000, GSES terminated its old credit facility and obtained a new credit facility. The Company continued its guarantee of a maximum of $1,800,000 through March 2003.

(c) The Company has guaranteed the leases for two of Five Star's warehouses totaling approximately $1,513,000 per year through 2007.

(d) The Company is party to several lawsuits and claims incidental to its business, including a claim regarding environmental matters, one of which is in the early stages of investigation. Management believes that the ultimate liability, if any, will not have a material adverse effect on the Company's consolidated financial statements.

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

19.   Subsequent event

On  January  4,  2001,  the  Company  commenced  an  action  alleging  that  MCI
Communications Corporation, Systemhouse, and Electronic Data Systems Corporation, as successor to Systemhouse, committed fraud in connection with the Company's 1998 acquisition of Learning Technologies from the defendants for $24.3 million. The Company seeks actual damages in the amount of $117.9 million plus interest, punitive damages in an amount to be determined at trial, and costs. In February 2001, the defendants filed answers denying liability. No counterclaims against the plaintiffs have been asserted. The case is currently in discovery.

      The complaint, which is pending in the New York State Supreme Court, alleges that the defendants created a doctored budget to conceal the poor performance of the United Kingdom operation of Learning Technologies. The complaint also alleges that the defendants represented that Learning Technologies would continue to receive business from Systemhouse even though defendants knew that the sale of Systemhouse to EDS was imminent and that such business would cease after such sale.

                  GP STRATEGIES CORPORATION AND SUBSIDIARIES

GP Strategies                                   Supplementary Data
Corporation
and Subsidiaries

SELECTED QUARTERLY FINANCIAL DATA

(unaudited)                                   (in thousands, except per share data)
----------------------------------------------------------------------------------------------------------------
                                                                  three months ended
----------------------------------------------------------------------------------------------------------------
                     March 31,    June 30,   Sept. 30,   Dec. 31,       March 31,    June 30,   Sept. 30,   Dec. 31,
                       2000        2000        2000        2000          1999        1999        1999          1999
-----------------------------------------------------------------------------------------------------------------
Sales                  $47,800     $50,328     $50,786     $48,553     $65,929     $56,766     $53,258     $48,857
Gross margin             4,362       4,949       4,821       5,657       9,857       4,914       7,236       4,372
Net income (loss)       (1,753)    (22,566)      6,549      (7,622)      2,612     (10,181)     (1,822)    (12,814)

Net income (loss) per share:
Basic                    (.15)      (1.85)         .52       (.59)         .23       (.90)       (.16)      (1.12)
Diluted                  (.15)      (1.85)         .52       (.59)         .21       (.90)       (.16)      (1.12)
------------------------------------------------------------------------------------------------------------------


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

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

  (a)(1)    The following financial statements are included in Part II, Item
            8. Financial Statements and Supplementary Data:

            FINANCIAL STATEMENTS OF GP STRATEGIES CORPORATION
            AND SUBSIDIARIES:

                                                                       Page

Independent Auditors' Report                                            28

Financial Statements:

Consolidated Balance Sheets -
December 31, 2000 and 1999                                              29

Consolidated Statements of Operations -
Years ended December 31, 2000, 1999 and 1998                            31

Consolidated Statements of Changes in Stockholders' Equity -
Years ended December 31, 2000, 1999 and 1998                            32

Consolidated Statements of Cash Flows -
Years ended December 31, 2000, 1999 and 1998                            33

Notes to Consolidated Financial Statements                              35

(a)(2) Financial Statement Schedules

 Schedule II - Validation and Qualifying Accounts                        i

        Independent Auditor's Report                                    ii

(a)(3) Exhibits

       Consent of KPMG LLP, Independent Auditors                        *

(b) There were no reports filed on Form 8-K by the Registrant during the last quarter covered by this report.

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

Dated: April 10, 2001

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

Signatures                    Title

Jerome I. Feldman             President, Chief Executive
                              Officer and Director
                              (Principal Executive Officer)

Scott N. Greenberg            Executive Vice President and
                              Chief Financial Officer and Director

Ogden R. Reid                 Director

John C. McAuliffe             Director

Sheldon L. Glashow            Director

Roald Hoffmann                Director

                  GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   SCHEDULE II

Valuation and qualifying accounts (in thousands)
-------------------------------------------------------------------------------

                                                    Additions
                                     Balance at    Charged to                  Balance at
                                      Beginning       Costs &                      End of
                                      of Period      Expenses    Deductions(a)     Period

Year ended December 31, 2000:
 Allowance for doubtful accounts(b)    $ 2,905      $    139        $(2,185)    $   859


Year ended December 31, 1999:
 Allowance for doubtful accounts (b)   $ 1,733      $  2,630        $(1,458)    $ 2,905


Year ended December 31, 1998:
 Allowance for doubtful accounts (b)   $ 2,782      $    879        $(1,928)    $ 1,733


(a) Write-off of uncollectible accounts, net of recoveries and sale of certain assets.

(b) Deducted from related asset on Balance Sheet.



                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
GP Strategies Corporation

Under date of March 28, 2001, we reported on the consolidated balance sheets of GP Strategies Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000, as contained in the Annual Report on Form 10-K for the year ended December 31, 2000. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

New York, New York
March 28, 2001

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

10.1             1973 Non-Qualified Stock
                 Plan of the Registrant, as amended
                 on June 26, 2000.

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

10.5             Termination of Merger
                 Agreement, dated February 11,
                 2000, to the Agreement and
                 Plan of Merger dated as of
                 October 6, 1999, by and among
                 the Registrant, VS&A
                 Communica- tions Partners III,
                 L.P., VS&A Communications
                 Parallel Partners III, L.P.,
                 VS&A-GP, L.L.C. and VS&A-GP
                 Acquisitions, Inc.
                 Incorporated herein by
                 reference to Exhibit 10 of the
                 Registrants Form 8-K filed on
                 February 14, 2000.

10.6             Registrant's 401(k) Savings
                 Plan, dated January 29, 1992,
                 effective March 1, 1992.
                 Incorporated herein by
                 reference to Exhibit 10.12 of
                 the Registrant's Annual Report
                 on Form 10-K for the year
                 ended December 31, 1991.

10.7             Asset Purchase Agreement,
                 dated as of June 3, 1998, by
                 and among SHL Systemhouse Co.,
                 MCI Systemhouse Corp., SHL
                 Computer Innovations Inc., SHL
                 Technology Solutions Limited
                 and General Physics
                 Corporation.  Incorporated
                 herein by reference to Exhibit
                 10.1 of the Registrant's Form
                 8-K dated June 29, 1998.

10.8             Preferred Provider Agreement,
                 dated as of June 3, 1998, by
                 and among SHL Systemhouse Co.,
                 MCI Systemhouse Corp., SHL
                 Computer Innovations Inc., SHL
                 Technology Solutions Limited
                 and General Physics
                 Corporation.  Incorporated
                 herein by reference to Exhibit
                 10.2 of the Registrant's Form
                 8-K dated June 29, 1998.

10.9             Amended and Restated Credit
                 Agreement dated as of August
                 29, 2000, by an among the
                 Registrant, General Physics
                 Canada Ltd., Key Bank, N.A.,
                 Mellon Financial Services
                 Corporation, Summit Bank, The
                 Dime Savings Bank of New York,
                 FSB, and Fleet Bank, National
                 Association, as Agent, as
                 Issuing Bank and as Arranger.
                 Incorporated herein by
                 reference to the Registrant's
                 Form 10-Q for the quarter
                 ended March September 30, 2000.



10.11            Rights Agreement, dated as of
                 June 23, 1997, between
                 National Patent Development
                 Corporation and Harris Trust
                 Company of New York, as Rights
                 Agent, which includes, as
                 Exhibit A thereto, the
                 Resolution of the Board of
                 Directors with respect to
                 Series A Junior Participating
                 Preferred Stock, as Exhibit B
                 thereto, the form of Rights
                 Certificate and as Exhibit C
                 thereto the form of Summary of
                 Rights.  Incorporated herein
                 by reference to Exhibit 4.1 of
                 the Registrant's Form 8-K
                 filed on July 17, 1997.

10.12            Amendment, dated as of July
                 30, 1999, to the Rights
                 Agreement dated as of June 23,
                 1997, between the Registrant
                 and Harris Trust Company of
                 New York, as Rights Agent.
                 Incorporated herein by
                 reference to Exhibit 4.2 of
                 the Company's report on Form
                 8-A12B/A filed on August 2,
                 1999.


10.13            Amendment, dated as of
                 December 16, 1999, to the
                 Rights Agreement dated as of
                 June 23, 1997, between the
                 Registrant and Harris Trust
                 Company of New York, as Rights
                 Agent.  Incorporated herein by
                 reference to Exhibit 4.2 of
                 the Company's report on From
                 8-A12B/A filed on December 17,
                 1999.

10.14            Consulting and Severance
                 Agreement dated December 29,
                 1998 between the Registrant
                 and Martin M. Pollak.
                 Incorporated herein by
                 reference to Exhibit 10.10 of
                 the Registrant's Form 10K for
                 the year ended December 31,
                 1998.

10.15            Agreement dated, December 29, 1998,
                 among the Registrant, Jerome I.
                 Feldman and Martin M. Pollak.
                 Incorporated herein by reference to
                 Exhibit 10.11 of the Registrant's
                 Form 10K for the year ended
                 December 31, 1998.

10.16            Amendment No. 1, dated March 22, 1999,
                 to Agreement dated December 29, 1998
                 among the Registrant, Jerome I. Feldman
                 and Martin M. Pollak. Incorporated
                 herein by reference to Exhibit 10.12
                 of the Registrant's Form 10K for the
                 year ended December 31, 1998.


10.17            Agreement dated September 22, 1999
                 among GP Strategies Corporation, Jerome
                 I. Feldman and Martin M. Pollak.
                 Incorporated herein by reference to
                 Exhibit 9 of Jerome I. Feldman's
                 Amendment No. 1 to Schedule 13D filed
                 on September 27, 1999.

10.18            Stockholders Agreement dated February
                 11, 2000, among the Registrant, Andersen
                 Weinroth & Co., L.P. and Jerome I.
                 Feldman. Incorporated herein by reference to Exhibit 16 of Jerome I. Feldman's
                 Amendment No. 5 to Schedule 13D filed
                 on February 23, 2000.


18               Not Applicable

19               Not Applicable

20               Not Applicable

21               Subsidiaries of the Registrant*

22               Not Applicable

23               Consent of KPMG LLP,

28               Not Applicable

* Filed herewith.