Form 10-Q
period 2001-03-31
GP STRATEGIES CORP
filed 2001-05-15
CIK 70415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended March 31, 2001

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the transition period from                  to

Commission File Number:                   1-7234
                       ---------------------------------------------

                            GP STRATEGIES CORPORATION

             (Exact Name of Registrant as Specified in its Charter)

Delaware                                                       13-1926739
-------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization                               Identification No.)

9 West 57th Street, New York, NY                                10019
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

                           Yes      X                         No
                              --------------


Number of shares outstanding of each of issuer's classes of common stock as of May 8, 2001:

Common Stock                                            12,198,209 shares
Class B Capital                                            800,000 shares

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                      Page No.

Part I.  Financial Information

         Consolidated Condensed Balance Sheets -
             March 31, 2001 and December 31, 2000                         1

         Consolidated Condensed Statements of Operations-
             Three Months Ended March 31, 2001 and 2000                   3

         Consolidated Condensed Statements of Cash Flows -
             Three Months Ended March 31, 2001 and 2000                   4

         Notes to Consolidated Condensed Financial

             Statements                                                   6

         Management's Discussion and Analysis of Financial

             Condition and Results of Operations                         14

         Qualification Relating to Financial Information                 18

Part II. Other Information                                               19

Signatures                                                               20

                          PART I. FINANCIAL INFORMATION

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (in thousands)


                                                          March 31,          December 31,
                                                           2001                   2000
                                                          -------            --------
         ASSETS                                         (unaudited)             *

Current assets

Cash and cash equivalents                                 $   1,940              $  2,487
Trading securities                                            5,446                 8,830
Accounts and other receivables                               48,627                46,388
Inventories                                                   1,795                 1,688
Costs and estimated earnings
 in excess of billings on uncompleted contracts              11,426                12,515
Prepaid expenses and other current assets                     4,384                 3,955
                                                         ----------            ----------

Total current assets                                         73,618                75,863
                                                          ---------             ---------

Investments, advances and marketable securities              48,176                62,093
                                                         ----------             ---------

Property, plant and equipment, net                            9,786                 9,787
                                                        -----------            ----------

Intangible assets, net of accumulated amortization
 of $32,501 and $31,618                                      59,103                59,992
                                                         ----------            ----------
Other assets                                                  4,052                 4,843
                                                        -----------           -----------
                                                           $194,735              $212,578
                                                           ========              ========



* The Consolidated Condensed Balance Sheet as of December 31, 2000 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.

   See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                 (in thousands)


                                                March 31,          December 31,
                                                 2001                 2000
                                               ----------           -------
LIABILITIES AND STOCKHOLDERS' EQUITY           (unaudited)             *

Current liabilities

Current maturities of long-term debt           $    1,320            $ 1,311
Short-term borrowings                              34,280              36,162
Accounts payable and accrued expenses              22,002              25,234
Billings in excess of costs and estimated
 earnings on uncompleted contracts                 12,107              11,322
                                                ---------            --------

Total current liabilities                          69,709              74,029
                                                 --------            --------

Long-term debt less current maturities             17,676              16,301
                                                 --------            --------

Deferred tax liability                                620               6,504
                                               ----------            --------

Other non-current liabilities                       2,663               3,226
                                               ----------            --------

Stockholders' equity

Common stock                                          125                 125
Class B capital stock                                   8                   8
Additional paid in capital                        180,238             179,955
Accumulated deficit                               (87,238)            (86,994)
Accumulated other comprehensive income             18,747              27,237
Note receivable from stockholder                   (4,095)             (4,095)
Treasury stock, at cost                            (3,718)             (3,718)
                                               ----------            --------
Total stockholders' equity                        104,067             112,518
                                                ---------            --------
                                                 $194,735            $212,578
                                                 ========            ========

* The Consolidated Condensed Balance Sheet as of December 31, 2000 has been summarized from the Company's audited Consolidated Balance sheet as of that date.

   See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                      (in thousands, except per share data)

                                                           Three months
                                                          ended March 31,
                                                   --------------------------
                                                      2001             2000
                                                   ----------       -------

Sales                                            $  49,114        $  47,800
Costs of sales                                      42,755           43,438
                                                 ---------         --------
Gross margin                                         6,359            4,362

Selling, general and administrative expenses        (4,099)          (5,291)

Interest expense                                    (1,400)          (1,290)

Investment and other income, net                       490              331

Gain (loss) on trading securities                   (1,776)             331
                                                ----------       ----------

Loss before income taxes                              (426)          (1,557)

Income tax benefit (expense)                           182             (196)
                                                ----------       ----------

Net loss                                        $     (244)       $  (1,753)
                                                ==========        =========

Net loss per share
Basic                                           $    (.02)        $     (.15)
                                                ---------         ----------
Diluted                                              (.02)              (.15)
                                                ---------         -----------




   See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (in thousands)

                                                             Three months
                                                            ended March 31,
                                                       ----------------------
                                                           2001          2000
                                                       -----------      -----
Cash flows from operating activities:

Net loss                                              $    (244)      $ (1,753)
Adjustments to reconcile net loss to net cash
 provided by (used in) operating activities:
Issuance of stock for profit incentive plan                 305            364
Depreciation and amortization                             1,550          1,949
Loss (gain) on trading securities                         1,776           (331)
Equity income in investments                               (241)           (25)
Proceeds from sale of trading securities                  1,608            429
Changes in other operating items                         (5,328)         3,674
                                                       --------       --------
Net cash provided by (used in) operating activities        (574)         4,307
                                                      ---------       --------

Cash flows from investing activities:

Additions to property, plant and equipment                 (445)          (127)
Proceeds from disposal of fixed assets                                     507
Reduction in investments and
 other assets, net                                          777              5
                                                      ---------     ----------
Net cash provided by investing activities                   332            385
                                                      ---------      ---------

Cash flows from financing activities:

Net repayments of short-term
 borrowings                                              (1,882)        (5,523)
Proceeds from MXL mortgage                                1,680
Payments of long-term debt                                 (296)          (469)
Proceeds from sale of Class B Stock                                      1,200
                                                     ----------     ----------
Net cash used in financing activities                      (498)        (4,792)
                                                     ----------      ---------
Effect of exchange rate
 changes on cash and cash equivalents                       193            245
                                                     ----------     ----------

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

                                 (in thousands)

                                                              Three months
                                                             ended March 31,

                                                           2001          2000
                                                        --------       ------

Net (decrease) increase in cash and cash
 equivalents                                          $    (547)     $    145
Cash and cash equivalents at the
 beginning of the periods                                 2,487         4,068
                                                      ---------     ---------
Cash and cash equivalents at the end
 of the periods                                       $   1,940      $  4,213
                                                      ---------      --------

Supplemental disclosures of cash flow information:

Cash paid during the periods for:

 Interest                                             $   1,173      $  1,502
                                                      =========      ========
 Income taxes                                         $     109     $     168
                                                     ==========     =========




   See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       Earnings per share

         Earnings (loss) per share (EPS) for the periods ended March 31, 2001 and 2000 are as follows (in thousands, except per share amounts):

                                                          Three months
                                                        ended March 31,
                                                        -------------------
                                                   2001                  2000
                                                 --------              ------

Basic and diluted EPS
         Net loss                             $    (244)            $  (1,753)
         Weighted average shares
          outstanding                            12,917                11,813
                                               --------              --------
         Basic and diluted loss per share     $   (.02)            $    (.15)
                                               --------             ---------


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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

2. Long-term debt

         Long-term debt consists of the following (in thousands):

                                       March 31,                December 31,
                                          2001                      2000
                                       ---------                 -------
Term loan                             $ 13,125                  $ 13,313
Mortgage on MXL facility                 1,680
Senior subordinated debentures             735                       758
Subordinated convertible note            2,640                     2,640
Other                                      816                       901
                                      --------               -----------
                                        18,996                    17,612
Less current maturities                 (1,320)                   (1,311)
                                      --------                ----------
                                      $ 17,676                  $ 16,301
                                      ========                  ========

On March 8, 2001, MXL Industries, Inc. ("MXL"), a wholly owned subsidiary of the Company entered into a loan secured by a mortgage covering the real estate and fixtures on its property in Pennsylvania in the amount of $1,680,000. The loan requires monthly repayments of $8,333 plus accrued interest and matures on March 8, 2011 with interest at 2.5% above the one month LIBOR rate. The loan is guaranteed by the Company. The proceeds of the loan were used to repay a portion of the Company's short-term borrowings pursuant to its amended agreement described below in Note 4.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

3.       Comprehensive income (loss)

The following are the components of comprehensive income (loss) (in thousands):

                                                             Three months
                                                            ended March 31,
                                                    -----------------------
                                                        2001            2000
                                                     ---------       -------
Net loss                                            $   (244)      $ (1,753)
         --------                                   --------

Other comprehensive income (loss) before tax:
 Net unrealized gain (loss) on
  available-for-sale-securities                      (14,215)          1,264
 Foreign currency translation adjustment                 193             245
                                                   ---------       ---------
 Other comprehensive income (loss), before tax       (14,022)          1,509
                                                    --------       ---------
 Income tax expense (benefit) relating to items
  of other comprehensive income                        5,532             (57)
                                                   ---------       ----------
 Comprehensive loss, net of tax                    $  (8,734)      $    (301)
                                                   =========       =========

The components of accumulated other comprehensive income, net are as follows:

                                                   March 31,       December 31,
                                                    2001              2000
                                                   ------            -------
Net unrealized gain on
 available-for-sale-securities                      $ 31,397         $ 45,612
Foreign currency translation adjustment                 (488)            (681)
                                                    --------        ---------
Accumulated other comprehensive income
 before tax                                           30,909           44,931
Accumulated income tax expense related to
 items of other comprehensive income                 (12,162)         (17,694)
                                                    --------         --------
Accumulated other comprehensive income,
 net of tax                                         $ 18,747         $ 27,237
                                                    ========         ========

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

4.       Short-term borrowings

The Company and General Physics Canada Ltd. (GP Canada), an Ontario corporation and a wholly-owned subsidiary of General Physics, entered into a credit agreement, dated as of June 15, 1998 and as amended on August 29, 2000 (the "Credit Agreement"), with various banks providing for a secured revolving credit facility of $63,500,000 expiring on June 15, 2001 and a five-year term loan of $15,000,000. The five year term loan is payable in 20 quarterly installments of $187,500 commencing on October 1, 1998 with a final payment of $11,250,000 due on June 15, 2003.

At March 31, 2001, the amount outstanding under the revolving credit facility is $34,280,000 and is included in Short-term borrowings in the Consolidated Condensed Balance Sheet. At March 31, 2001, the Company had $13,740,000 available to be borrowed under the Credit Agreement and was in compliance with all of their financial covenants.

Based upon ongoing discussions with its banks and the fact that the Company has been in compliance with all financial covenants under its amended and restated agreement, the management of the Company believes that the credit facility will either be extended or refinanced by June 15, 2001.

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

5.       Business segments (Continued)

The Optical Plastics Group, which consists of MXL, manufactures and distributes coated and molded plastic products.

The Hydro Med Group consists of Hydro Med Sciences, a drug delivery company which is engaged in Phase III clinical trials for the treatment of prostate cancer.

Financial information for the three months ended March 31, 2000, has been restated to show all information for the Manufacturing Services Group and Process and Energy Group that were combined into the Manufacturing and Process Group.

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

The following tables set forth the sales and gross margin of each of the Company's operating segments (in thousands):

                                              Three months
                                             ended March 31,
                                       -------------------------
                                       2001                      2000
                                     ------                   -------
Sales

Manufacturing & Process             $42,837                   $36,994
Information Technology                3,218                     7,748
Optical Plastics                      3,057                     2,958
Hydro Med and Other                       2                       100
                                   --------                 ---------
                                    $49,114                   $47,800
                                    -------                   -------

Gross margin

Manufacturing & Process             $ 5,358                   $ 4,499
Information Technology                  319                      (818)
Optical Plastics                        838                       794
Hydro Med and Other                    (156)                     (113)
                                    -------                 ---------
                                    $ 6,359                   $ 4,362
                                    -------                   -------

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

5.       Business segments (continued)

Information about the Company's net sales in different geographic regions, which are attributed to countries based on location of customers, is as follows (in thousands):

                                                       Three months
                                                      ended March 31,
                                            -------------------------
                                              2001                      2000
                                           ---------                 -------
United States                             $ 45,385                  $ 40,028
Canada                                       1,066                     3,105
United Kingdom                               1,759                     3,638
Latin America and other                        904                     1,029
                                         ---------                 ---------
                                          $ 49,114                  $ 47,800
                                          --------                  --------

Information about the Company's identifiable assets in different geographic regions, is as follows (in thousands):

                                           March 31,               December 31,
                                              2001                      2000
                                          -----------              ---------
United States                             $184,355                  $205,797
Canada                                       4,555                     3,371
United Kingdom                               2,891                     1,928
Latin America and other                      2,934                     1,482
                                          --------                 ---------
                                          $194,735                  $212,578
                                          --------                  --------

6.       Asset Impairment Charge and Restructuring Charges

During 1999, the Company adopted restructuring plans, primarily related to its IT Business segment. The Company took steps in order to change the focus of the IT group from open enrollment information technology training courses to project oriented work for corporations, which was consistent with the focus of General Physics Corporation's (GP) current business. In connection with the restructuring, the Company recorded a charge of $7,374,000 in 1999.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

6.       Asset Impairment Charge and Restructuring Charges (Continued)

The Company believed at that time that the strategic initiatives and cost cutting moves taken in 1999 and the first quarter of 2000 would enable the IT Group to return to profitability in the last six months of 2000. However, those plans were not successful, and the Company determined that it could no longer bring the open enrollment IT business to profitability. Additionally there had been further impairment to intangible and other assets. In July 2000, as a result of the continued operating losses incurred by the IT Group, as well as the determination that revenues would not increase to profitable levels, the Company decided to close its open enrollment IT business in the third quarter of 2000. As a result, the Company recorded asset impairment charges of $19,245,000 related to write-offs of intangible assets, property, plant and equipment, and other assets of the IT Group.

In addition, the Company recorded an $8,630,000 restructuring charge, net of reversals, in 2000. During the period ended March 31, 2001 and the year ended December 31, 2000, the Company utilized $1,354,000 and $3,884,000, respectively, and reversed $373,000 during the period ended March 31, 2001. These reversals are included in Selling, general and administrative expenses in the Consolidated Condensed Statement of Operations for the period ended March 31, 2001. Of the remaining $5,138,000 balance at March 31, 2001 and $6,865,000 at December 31, 2000, $2,474,000 and $3,639,000, respectively, were included in Accounts payable and accrued expenses and $2,664,000 and $3,226,000, respectively, were included in Other non-current liabilities in the Consolidated Condensed Balance Sheet.

The components of the 2000 and 1999 restructuring charges are as follows (in thousands):

                              Severance    Lease and
                            and related    related        Contractual
                               benefits    obligations    obligations     Total
-------------------------------------------------------------------------------
Balance December 31, 2000      $    142        $ 5,298        $ 1,425   $ 6,865
-------------------------------------------------------------------------------
Utilization                        (107)          (945)          (302)   (1,354)
Reversal of restructuring
 charges during 2001                              (373)                    (373)
-------------------------------------------------------------------------------
Balance March 31, 2001        $      35        $ 3,980        $ 1,123   $ 5,138
-------------------------------------------------------------------------------

The remaining amounts that had been accrued for severance and related benefits and contractual obligations will be expended by December 31, 2001. Lease obligations are presented at their present value, net of assumed sublets.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

7.       Litigation

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

                              Results of Operations

Overview

During the first three quarters of 2000, the Company had five operating business segments. However, in the fourth quarter of 2000, as a result of organizational and operational changes at General Physics and the shut down of the IT open enrollment business in the third quarter of 2000, the Company combined the Manufacturing Services Group with the Process and Energy Group. The discussion and disclosure that follows assumes that the Manufacturing Services Group and the Process & Energy segments were combined as of January 1, 2000 to form the Manufacturing & Process Group. Two of these segments, the Manufacturing & Process Group and the IT Group, are managed through the Company's principal operating subsidiary General Physics, the third through its operating subsidiary MXL Industries and the fourth through its subsidiary Hydro Med Sciences. In addition, the Company holds a number of investments in publicly held companies, including publicly traded stock in Millennium Cell Inc.

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

The Company had a net loss before income taxes of $426,000 for the quarter ended March 31, 2001 compared to net loss before taxes of $1,557,000 for the quarter ended March 31, 2000. The loss in the first quarter of 2001 was attributable to the $1,776,000 loss from trading securities of Millennium Cell Inc., offset by a non-cash credit of $1,145,000 relating to the Company's Millennium Cell Deferred Compensation Plan. The loss in the first quarter of 2000 was primarily due to the operating losses incurred by the now closed open enrollment IT Group. The Manufacturing and Process Group had operating profits in the quarter ended March 31, 2001, compared to the quarter ended March 31, 2000 due to increased sales and gross margin percentage.

Sales

                                                            Three months
                                                               March 31,
                                                 -----------------------
                                                 2001                      2000
                                              ---------                 -------
Manufacturing & Process                       $42,837                   $36,994
Information Technology                          3,218                     7,748
Optical Plastics                                3,057                     2,958
Hydro Med and Other                                 2                       100
                                              -------                 ---------
                                              $49,114                   $47,800
                                              -------                   -------

For the quarter ended March 31, 2001, consolidated sales increased by $1,314,000 to $49,114,000 from $47,800,000 in the corresponding quarter of 2000. The increased sales in 2001 within the Manufacturing & Process Group of GP was primarily due to increased sales from GP's e-Learning subsidiary as well as increased sales from utility customers. However, these were largely offset by reduced sales in the IT Group resulting from the Company's decision to close the IT open enrollment business in the third quarter of 2000 and focus on providing training for Fortune 1000 manufacturing and process clients.

Gross margin

                                                    Three months
                                                    ended March 31,
                             ---------------------------------------------
                                2001           %          2000           %
                             ---------       -----     ---------       ---
Manufacturing & Process      $ 5,358          12.5     $ 4,499          12.2
Information Technology           319           9.9        (818)          -
Optical Plastics                 838          27.4         794          26.8
Hydro Med and Other             (156)          -          (113)          -
                             -------                 ---------
                             $ 6,359          12.9     $ 4,362           9.1
                             -------      --------     -------      --------


Consolidated gross margin of $6,359,000 or 12.9% of sales, for the quarter ended March 31, 2001, increased by $1,997,000 compared to the consolidated gross margin of $4,362,000, or 9.1% of sales, for the quarter ended March 31, 2000. The increased gross margin in 2001 occurred within all segments of GP, as a result of increased sales and gross margin percentage. The negative gross margin incurred by the IT Group in 2000 was the result of the continued decrease in sales of the IT open enrollment business which was subsequently closed in the third quarter of 2000, and the resulting inability of this segment to cover its infrastructure and operating costs.

Selling, general and administrative expenses

For the three months ended March 31, 2001, selling, general and administrative (SG&A) expenses were $4,099,000 compared to $5,291,000 in the first quarter of

2000. The reduction in SG&A of $1,192,000 in 2001 is attributable to a non-cash credit of $1,145,000 relating to the Company's Millennium Cell Deferred Compensation Plan and a reversal of the Company's restructuring charge of $373,000, offset by legal and other costs related to the Company's IT business.

Interest expense

For the three months ended March 31, 2001, interest expense was $1,400,000 compared to $1,290,000 for the three months ended March 31, 2000. The increased interest expense in 2001 was primarily attributable to an increase in the Company's outstanding indebtedness.

Investment and other income, net

For the three months ended March 31, 2001, investment and other income, net was $490,000 as compared to $331,000 for the quarter ended March 31, 2000. The increase was primarily attributable to increased equity income recognized on investments in 20% to 50% owned companies, partially offset by losses on the Company's other investments.

Income tax expense

In the quarter ended March 31, 2001, the Company recorded an income tax benefit of $182,000, which represents the Company's estimated effective federal, state and local, and foreign tax rate. In the quarter ended March 31, 2000, the Company recorded an income tax expense of $196,000, which represents the applicable federal, state and local, and foreign tax expense.

Liquidity and capital resources

At March 31, 2001, the Company had cash and cash equivalents totaling $1,940,000. The Company has sufficient cash and cash equivalents, marketable securities, long-term investments and borrowing availability under existing and potential lines of credit as well as the ability to obtain additional funds from its operating subsidiaries in order to fund its working capital requirements.

For the quarter ended March 31, 2001, the Company's working capital increased by $2,075,000 to $3,909,000, primarily reflecting the effect of increases in Accounts and other receivables, offset by reductions in Accounts payable and accrued expenses.

The decrease in cash and cash equivalents of $547,000 for the quarter ended March 31, 2001 resulted from cash used in operations of $574,000 and financing activities of $498,000, partially offset by cash provided by investing activities of $332,000. Cash used in financing activities consisted primarily of repayments of short-term borrowings and long-term debt, partially offset by proceeds from the MXL mortgage.

Based upon the ongoing discussions with its banks and the fact that the Company has been in compliance with all financial covenants under its amended and restated agreement, the management of the Company believes that the credit facility agreement will be either extended or refinanced by June 15, 2001 (See
Note 4).

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 QUALIFICATION RELATING TO FINANCIAL INFORMATION

                                 March 31, 2001

         The financial information included herein is unaudited. In addition, the financial information does not include all disclosures required under generally accepted accounting principles because certain note information included in the Company's Annual Report has been omitted; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results for the 2001 interim period are not necessarily indicative of results to be expected for the entire year.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION




Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  a.       Exhibits

                           10.1 Amended Note dated April 1, 2001 in the amount of $5,000,000 payable by Five Star Products, Inc. to JL Distributors, Inc, a wholly owned subsidiary of GP Strategies Corporation.

                  b.       Reports

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                 March 31, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                        GP STRATEGIES CORPORATION

DATE: May 15, 2001                      BY:    Jerome I. Feldman
                                               President &
                                               Chief Executive Officer


DATE: May 15, 2001                      BY:    Scott N. Greenberg
                                               Executive Vice President &
                                               Chief Financial Officer