Form 10-Q
period 2001-06-30
GP STRATEGIES CORP
filed 2001-08-15
CIK 70415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended June 30, 2001

                                       or

[ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from               to
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

                 Yes     X                                   No

Number of shares outstanding of each of issuer's classes of common stock as of August 6, 2001:


                  Common Stock                       12,352,594 shares
                  Class B Capital                       800,000 shares

                                TABLE OF CONTENTS

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                                                        Page No.

Part I.    Financial Information


                Consolidated Condensed Balance Sheets -
                  June 30, 2001 and December 31, 2000                         1

                Consolidated Condensed Statements of Operations -
                  Three Months and Six Months Ended June 30,
                  2001 and 2000                                               3

                Consolidated Condensed Statements of Cash Flows -
                  Six Months Ended June 30, 2001 and 2000                     4

                Notes to Consolidated Condensed Financial
                  Statements                                                  6

                Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        15

Part II.   Other Information                                                 21

                  Signatures                                                 22

                          PART I. FINANCIAL INFORMATION

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (in thousands)

                                                            June 30,                 December 31,
                                                             2001                            2000
                                                           ------                      ----------
                  ASSETS                                    (unaudited)                    *

Current assets

Cash and cash equivalents                                  $   2,153              $  2,487
Trading securities                                                                   8,830
Accounts and other receivables                                45,176                46,388
Inventories                                                    1,514                 1,688
Costs and estimated earnings
 in excess of billings on uncompleted contracts               10,422                12,515
Prepaid expenses and other current assets                      5,581                 3,955
                                                           ---------            ----------

Total current assets                                          64,846                75,863
                                                           ---------             ---------

Investments, advances and marketable securities               62,510                62,093
                                                           ---------             ---------

Property, plant and equipment, net                             9,873                 9,787
                                                           ---------              --------

Intangible assets, net of accumulated amortization
 of $33,473 and $31,618                                       59,063                59,992
                                                           ---------            ----------

Other assets                                                   4,530                 4,843
                                                           ---------           -----------
                                                            $200,822              $212,578
                                                            ========              ========



* The Consolidated Condensed Balance Sheet as of December 31, 2000 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.

   See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                 (in thousands)


                                                         June 30,             December 31,
                                                          2001                   2000
                                                        -----------           ----------
LIABILITIES AND STOCKHOLDERS' EQUITY                    (unaudited)                 *

Current liabilities:

Current maturities of long-term debt                    $  1,401              $  1,311
Short-term borrowings                                     30,093                36,162
Accounts payable and accrued expenses                     22,669                25,234
Billings in excess of costs and estimated
 earnings on uncompleted contracts                        11,054                11,322
                                                        --------              --------

Total current liabilities                                 65,217                74,029
                                                        --------             ---------

Long-term debt less current maturities                    12,209                16,301
                                                        --------              --------
Deferred tax                                               6,698                 6,504
                                                        --------             ---------
Other non-current liabilities                              2,666                 3,226
                                                        --------             ---------

Stockholders' equity

Common stock                                                 127                   125
Class B capital stock                                          8                     8
Additional paid in capital                               180,674               179,955
Accumulated deficit                                      (86,504)              (86,994)
Accumulated other comprehensive income                    27,540                27,237
Note receivable from stockholder                          (4,095)               (4,095)
Treasury stock, at cost                                   (3,718)               (3,718)
                                                        --------            ----------
Total stockholders' equity                               114,032               112,518
                                                        --------             ---------
                                                        $200,822              $212,578
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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                      (in thousands, except per share data)


                                                                 Three months                   Six months
                                                                ended June 30,                 ended June 30,
                                                              ----------------             ------------------------
                                                          2001             2000          2001               2000
                                                        -------           ------       -------           ---------

Sales                                                    $ 50,347         $ 50,328       $ 99,461         $ 98,128
Cost of sales                                              43,373           45,379         86,128           88,817
                                                         --------         --------        -------        ---------
Gross margin                                                6,974            4,949         13,333            9,311

Selling, general & administrative expenses                 (6,997)          (7,579)       (11,096)         (12,870)

Interest expense                                           (1,155)          (1,370)        (2,555)          (2,660)

Investment and other income (loss), net                       291              (50)           781              281

Gain on trading securities                                  2,203              137            427              468

Asset impairment charge                                    -               (18,474)       -                (18,474)
                                                    -------------        ---------  -------------        ---------

Income (loss) before income taxes                           1,316          (22,387)           890          (23,944)

Income tax expense                                           (582)            (179)          (400)            (375)
                                                       ----------       ----------      ---------        ---------

Net income (loss)                                      $      734         $(22,566)     $     490         $(24,319)
                                                       ==========         ========      =========         ========

Net income (loss) per share:
Basic and diluted                                     $       .06        $  (1.85)     $      .04      $    (2.02)
                                                      ===========        ========      ==========      ==========

Dividends per share                                       none             none           none              none
                                                       ==========      ===========     ==========       =============


   See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)

                                                                       Six months
                                                                      ended June 30,
                                                               2001              2000
                                                              ------           -------
Cash flows from operations:
Net income (loss)                                             $    490          $(24,319)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
  Depreciation and amortization                                  3,042             3,583
  Issuance of stock for profit incentive plan                      607               754
  Non-cash compensation and other expense                          523             1,600
  Equity (income) loss on investments                             (296)              229
  Proceeds from sale of trading securities                       9,395               616
  Asset impairment charge                                                         18,474
  Gain on trading securities                                      (427)             (468)
  Changes in other operating items                              (3,179)              208
                                                              --------          --------
  Net cash provided by operating activities                     10,155               677
                                                              --------          --------

Cash flows from investing activities:

Additions to property, plant & equipment                        (1,077)             (294)
Proceeds from disposal of fixed assets                                               507
Reduction of investments and other assets, net                     416                96
                                                              --------         ---------
Net cash used for investing activities                            (661)             (309)
                                                              ---------         --------

Cash flows from financing activities:

Repayment of short-term borrowings                              (6,069)           (3,017)
Proceeds from sale of Class B Stock                                                1,200
Proceeds from MXL mortgage                                       1,680
Repayment of long-term debt                                     (5,682)           (1,020)
                                                              --------           -------
Net cash used for financing activities                         (10,071)           (2,579)
                                                              --------           -------
Effect of exchange rate changes on
 Cash and cash equivalents                                         243               125
                                                              --------          --------


                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

                                 (in thousands)


                                                                     Six months
                                                                    ended June 30,
                                                                2001              2000


Net decrease in cash and cash equivalents                       $   (334)         $ (1,468)
Cash and cash equivalents at the beginning of the periods          2,487             4,068
                                                                --------          --------
Cash and cash equivalents at the end of the periods             $  2,153          $  2,600
                                                                ========          ========


Cash paid during the periods for:
 Interest                                                       $  2,172          $  2,980
                                                                ========          ========
 Income taxes                                                  $     212         $     311
                                                               =========         =========









   See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       Earnings per share

         Income (loss) per share (EPS) for the periods ended June 30, 2001 and 2000 are as follows (in thousands, except per share amounts):


                                                            Three months                      Six months
                                                            ended June 30,                   ended June 30,
                                                --------------------------      ---------------------------
                                                        2001          2000            2001             2000
                                                        ----          ----            ----             ----
Basic and Diluted EPS
         Net income (loss)                          $    734      $(22,566)     $      490        $(24,319)
         Weighted average shares
          outstanding basic                           13,089        12,178          13,046          12,043
         Weighted average shares
          outstanding diluted                         13,141                        13,098
         Basic and diluted net income
          (loss) per share                         $     .06    $   (1.85)      $      .04       $  (2.02)


         Basic earnings per share are based upon the weighted average number of common shares outstanding, including Class B common shares, during the period. Class B common stockholders have the same rights to share in profits and losses and liquidation values as common stockholders. In 2000, even though the Company still had stock options and warrants outstanding, diluted earnings per share was not presented due to the Company's net loss, which made the effect of the potentially dilutive securities anti-dilutive. For the three and six months ended June 30, 2001, weighted average shares outstanding, assuming dilution, are 13,056,000 and 13,012,000 shares, respectively.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)
2.       Long-term debt

         Long-term debt consists of the following (in thousands):

                                         June 30,                December 31,
                                           2001                      2000
                                        ---------                 ----------
Term loan (See Note 4)                 $  7,769                   $13,313
Mortgage on MXL facility                  1,655
Senior subordinated debentures              708                       758
Subordinated convertible note             2,640                     2,640
Other                                       838                       901
                                       --------               -----------
                                         13,610                    17,612
Less current maturities                  (1,401)                   (1,311)
                                       --------                ----------
                                        $12,209                   $16,301
                                        =======                   =======


On March 8, 2001, MXL Industries, Inc. ("MXL"), a wholly owned subsidiary of the Company entered into a loan secured by a mortgage covering the real estate and fixtures on its property in Pennsylvania in the amount of $1,680,000. The loan requires monthly repayments of $8,333 plus accrued interest and matures on March 8, 2011 with interest at 2.5% above the one month LIBOR rate. The loan is guaranteed by the Company. The proceeds of the loan were used to repay a portion of the Company's short-term borrowings pursuant to its amended agreement described below in Note 4. See Note 8, Subsequent Event.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

3.       Comprehensive income (loss)

The following are the components of comprehensive income (loss) (in thousands):


                                                       Three months ended                 Six months ended
                                                       June 30,                                  June 30,

                                                          2001           2000            2001         2000
                                                       -------       --------         -------    ---------

Net income (loss)                                    $     734        (22,566)      $     490     $(24,319)
                                                     ---------        -------       ---------     --------

Other comprehensive income (loss) before tax:
 Net unrealized gain (loss) on
  available-for-sale-securities                         14,406           (665)            191          599
 Foreign currency translation adjustment                    50           (120)            243          125
                                                  ------------    -----------      ----------      -------
 Other comprehensive income (loss),
  before tax                                            14,456           (785)            434          724
                                                     ---------      ---------      ----------   ----------
 Income tax (expense) benefit relating to
 items of other comprehensive income                    (5,663)            13            (131)         (44)
                                                     ---------    -----------      ----------  -----------
 Comprehensive income (loss), net of tax              $  9,527       $(23,338)      $     793     $(23,639)
                                                      ========       ========       =========     ========

The components of accumulated other comprehensive income (loss) are as follows:

                                                                 June 30,                December 31,
                                                                   2001                      2000
                                                                ---------                 ---------
Net unrealized gain on
 available-for-sale-securities                                 $ 45,803                  $ 45,612
Foreign currency translation adjustment                            (438)                     (681)
                                                              ---------                  --------
Accumulated other comprehensive income
 before tax                                                      45,365                    44,931
Accumulated income tax expense related to
 items of other comprehensive income                            (17,825)                  (17,694)
                                                               --------                  --------
Accumulated other comprehensive income,
 net of tax                                                    $ 27,540                  $ 27,237
                                                               ========                  ========


                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

4.       Short-term borrowings

The Company and General Physics Canada Ltd. (GP Canada), an Ontario corporation and a wholly-owned subsidiary of General Physics, entered into a credit agreement, dated as of June 15, 1998, as amended and restated as of August 31, 2000 (the "Amended and Restated Agreement") with various banks. As of June 15, 2001, the Company and GP Canada entered into the Third Amendment to the Amended and Restated Agreement (the "Third Amendment"), which among other things, (i) extended the maturity date of the revolving credit notes to October 15, 2001,
(ii) reduced the amount available under the revolving credit loan to $42,000,000, (iii) amended the interest rate from LIBOR plus 2.50% to LIBOR plus 2.95% and (iv) amended certain financial covenants. The Third Amendment required certain mandatory asset sales and refinancings by August 30, 2001, which condition has been satisfied by the Company. The Company utilized the proceeds from such asset sales and refinancings to reduce its term loan from $13,313,000 at December 31, 2000 to $7,769,000 at June 30, 2001. The term loan is payable in quarterly installments of $187,500, with a final payment due on June 15, 2003.

At June 30, 2001, the amount outstanding under the revolving credit facility is $30,093,000 and is included in Short-term borrowings in the Consolidated Condensed Balance Sheet. At June 30, 2001, the Company had approximately $11,000,000 available to be borrowed under the Credit Agreement and was in compliance with all of its financial covenants.

Based upon ongoing discussions with its banks and the fact that the Company has been in compliance with all financial covenants under its Amended and Restated Agreement, the management of the Company believes that its credit facility will either be further extended or refinanced by October 15, 2001, the current expiration date of the Amended and Restated Agreement.

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

Financial information for the three and six months ended June 30, 2000 has been restated to show all information for the Manufacturing Services Group and Process and Energy Group that were combined into the Manufacturing and Process Group.

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

5.       Business segments (Continued)

The following tables set forth the sales and gross margin of each of the Company's operating segments (in thousands):


                                                        Three months ended           Six months ended
                                                            June 30,                    June 30,
                                                      2001          2000           2001          2000
                                                   -------      --------        -------       -------
Sales
Manufacturing and Process                          $44,496       $40,089        $87,333       $77,083
Information Technology                               2,888         7,241          6,106        14,989
Optical Plastics                                     2,962         2,958          6,019         5,916
Hydro Med and Other                                      1            40              3           140
                                              ------------     ---------     ----------   -----------
                                                   $50,347       $50,328        $99,461       $98,128
                                                   -------       -------        -------       -------

Gross margin
Manufacturing and Process                          $ 5,848       $ 5,457       $ 11,206       $ 9,956
Information Technology                                 449        (1,187)           768        (2,005)
Optical Plastics                                       822           807          1,660         1,601
Hydro Med and Other                                   (145)         (128)          (301)         (241)
                                                 ---------     ----------      --------    ----------
                                                   $ 6,974       $ 4,949        $13,333       $ 9,311
                                                   -------       -------        -------       -------

Information about the Company's net sales in different geographic regions, which are attributed to countries based on location of customers, is as follows (in thousands):


                                                        Three months ended           Six months ended
                                                           June 30,                         June 30,
                                                     ------------------------    ---------------------
                                                      2001          2000           2001          2000
                                                   -------       ---------      ---------     -------

United States                                      $46,740       $43,072        $92,125       $83,100
Canada                                                 890         2,922          1,956         6,027
United Kingdom                                       1,641         3,123          3,400         6,761
Latin America                                        1,076         1,211          1,980         2,240
                                                  --------     ---------        -------    ----------
                                                   $50,347       $50,328        $99,461       $98,128
                                                   -------       -------        -------       -------

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

5.       Business segments (Continued)

Information about the Company's identifiable assets in different geographic regions, is as follows (in thousands):

                                       June 30,                   December 31,
                                       2001                          2000
                                       --------                   -----------
United States                         $190,998                     $205,797
Canada                                   4,111                        3,371
United Kingdom                           2,734                        1,928
Latin America and other                  2,979                        1,482
                                    ----------                     --------
                                      $200,822                     $212,578
                                      --------                     --------

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

The Company believed at that time that the strategic initiatives and cost cutting moves taken in 1999 and the first quarter of 2000 would enable the IT Group to return to profitability in the last six months of 2000. However, those plans were not successful, and the Company determined that it could no longer bring the open enrollment IT business to profitability. Additionally there had been further impairment to intangible and other assets. In July 2000, as a result of the continued operating losses incurred by the IT Group, as well as the determination that revenues would not increase to profitable levels, the Company decided to close its open enrollment IT business in the third quarter of 2000. As a result, the Company recorded asset impairment charges of $19,245,000 during the year ended December 31, 2000, related to write-offs of intangible assets, property, plant and equipment, and other assets of the IT Group.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

6.       Asset impairment charge and restructuring charges (Continued)

 In addition, the Company recorded an $8,630,000 restructuring charge, net of reversals, in 2000. During the period ended June 30, 2001 and the year ended December 31, 2000, the Company utilized $2,120,000 (including current period adjustments of $374,000) and $3,884,000, respectively, and reversed $774,000 and $180,000, respectively. These reversals are included in Selling, general and administrative expenses in the Consolidated Condensed Statement of Operations for the period ended June 30, 2001. Of the remaining $4,345,000 balance at June 30, 2001 and $6,865,000 at December 31, 2000, $1,685,000 and $3,639,000,
respectively, were included in Accounts payable and accrued expenses and $2,660,000 and $3,226,000, respectively, were included in Other non-current liabilities in the Consolidated Condensed Balance Sheet.

The components of the 2001 and 2000 restructuring charges are as follows (in thousands):


                                     Severance          Lease and
                                   and related          related             Contractual          Other
                                      benefits          obligations         obligations          costs         Total
--------------------------------------------------------------------------------------------------------------------
Balance December 31, 2000             $    142              $ 5,298            $ 1,425       $    -          $ 6,865
--------------------------------------------------------------------------------------------------------------------
Utilization                               (196)              (1,399)               (316)          (209)       (2,120)
Reversal of restructuring
 charges during 2001                                           (373)               (401)                        (774)
Other Adjustments
 during 2001                                81                   29                  55            209           374
--------------------------------------------------------------------------------------------------------------------
Balance June 30, 2001               $       27              $ 3,555            $    763      $    -          $ 4,345
--------------------------------------------------------------------------------------------------------------------

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

8.       Subsequent Event

On July 3, 2001, MXL, a wholly owned subsidiary of the Company entered into a loan secured by a mortgage covering the real estate and fixtures on its property in Illinois in the amount of $1,250,000. The loan requires monthly payments of principal and interest in the amount of $11,046 and matures on June 26, 2006 with interest at a fixed rate of 8.75% per annum. The loan is guaranteed by the Company. The proceeds of the loan were used to repay a portion of the Company's term loan pursuant to its Amended and Restated Agreement described above in Note 4.

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

For the quarter ended June 30, 2001, the Company had income before income taxes of $1,316,000 compared to loss before income taxes of $22,387,000 for the quarter ended June 30, 2000. The income in the second quarter of 2001 was attributable to the $2,203,000 gain primarily from the sale of securities of Millennium Cell Inc., offset by a non-cash expense of $872,000 relating to the Company's Deferred Compensation Plan. The income before income taxes for the second quarter of 2001 also included approximately $300,000 (of which $250,000 was non-cash) relating to fees and options granted to a financial consultant. The loss before income taxes in the second quarter of 2000 was primarily due to the operating losses incurred by the now closed open enrollment IT Group, which included an Asset Impairment charge of $18,474,000. In addition, in the 2nd quarter of 2000, the Company also recorded a non-cash expense of $1,600,000 relating to the Company's Deferred Compensation Plan. The Manufacturing and Process Group had increased operating profits in the quarter ended June 30, 2001, compared to the quarter ended June 30, 2000 due to increased sales offset by a slight decrease in gross margin percentage.

For the six months ended June 30, 2001, the Company had income before income taxes of $890,000 compared to a loss before income taxes of $23,944,000 for the six months ended June 30, 2000. The six months ended June 30, 2001 included a $427,000 gain from trading securities and a non-cash credit of $273,000 relating to the Company's Deferred Compensation Plan. The six months ended June 30, 2000 loss was primarily due to the operating losses and an Asset Impairment charge of $18,474,000 relating to the now closed open enrollment IT Group and a non-cash compensation expense of $1,600,000.


                                                    Three months ended           Six months ended
                                                       June 30,                        June 30,
                                          ----------------------------            ----------------------
                                                      2001          2000           2001          2000
                                                   -------      --------        -------       -------
Sales
Manufacturing and Process                          $44,496       $40,089        $87,333       $77,083
Information Technology                               2,888         7,241          6,106        14,989
Optical Plastics                                     2,962         2,958          6,019         5,916
Hydro Med and Other                                      1            40              3           140
                                              ------------     ---------     ----------   -----------
                                                   $50,347       $50,328        $99,461       $98,128
                                                   -------       -------        -------       -------

For the quarter and six months ended June 30, 2001, sales increased by $19,000 to $50,347,000 from $50,328,000 and $1,333,000 from $98,128,000 to $99,461,000, respectively, from the corresponding periods in 2000. The increased sales in 2001 within the Manufacturing & Process Group was primarily due to increased sales from GP's e-Learning subsidiary as well as increased sales from utility customers. However, for the quarter and six months ended June 30, 2001, these increases were largely offset by reduced sales in the IT Group resulting from the Company's decision to close the open enrollment business in the third quarter of 2000 and focus on providing training for Fortune 1000 manufacturing and process clients.


                                                     Three months ended                    Six months ended
                                                          June 30,                            June 30,

                                              2001    %          2000    %          2001    %           2000    %
                                           -------  -----    --------  -----     -------  -----      -------  -----
Gross margin
Manufacturing and Process                  $ 5,848   13.1     $ 5,457   13.6     $11,206   12.8      $ 9,956   12.9
Information Technology                         449   15.5      (1,187)    -          768   12.6       (2,005)     -
Optical Plastics                               822   27.8         807   27.3       1,660   27.6        1,601   27.1
Hydro Med and Other                           (145)     -        (128)     -        (301)     -         (241)     -
                                          -------- ------   ----------------     ------- ------     -------- ------
                                           $ 6,974   13.9     $ 4,949    9.8     $13,333   13.4      $ 9,311    9.5
                                           -------   ----     -------   ----     -------   ----      -------   ----

Consolidated gross margin of $6,974,000 or 13.9% of sales, for the quarter ended June 30, 2001, increased by $2,025,000 compared to the consolidated gross margin of $4,949,000, or 9.8% of sales, for the quarter ended June 30, 2000. For the six months ended June 30, 2001, gross margin increased by $4,022,000 from $9,311,000 to $13,333,000. The increased gross margin in both the quarter and the six months ended June 30, 2001 occurred as a result of increased sales in the Manufacturing and Process Group, which was offset by a slight reduction in the gross margin percentage. In addition, the negative gross margin incurred by the IT Group in 2000 was eliminated when the open enrollment IT business closed in the third quarter of 2000.

Selling, general and administrative expenses

For the quarter ended June 30, 2001, selling, general and administrative (SG&A) expenses were $6,997,000 compared to $7,579,000 in the second quarter of 2000. The reduction in SG&A of $582,000 in 2001 is attributable to the closing of the Company's open enrollment IT operations offset by a non-cash expense of $1,600,000 (as compared to $273 for the period ended June 30, 2001) relating to the Company's Deferred Compensation Plan. For the six months ended June 30, 2001, Selling, general and administrative expenses was reduced by $1,774,000 from $12,870,000 to $11,096,000 primarily the result of the $1,600,000 charge for the period ending June 30, 2000 relating to the Company's Deferred Compensation Plan (as compared to $273 for the period ended June 30, 2001).

Interest expense

For the quarter ended June 30, 2001, interest expense was $1,155,000 compared to $1,370,000 for the quarter ended June 30, 2000. The decreased interest expense in 2001 was attributable to both a decrease in the Company's outstanding indebtedness and a reduction in variable interest rates. For the six months ended June 30, 2001, there was a decrease in interest expenses of $105,000 from $2,660,000 to $2,555,000 due to the reduction of indebtedness in the second quarter.

Investment and other income (loss), net

For the three and six months ended June 30, 2001, investment and other income
(loss), net was $291,000 and $781,000 as compared to $(50,000) and $281,000 for the quarter and six months ended June 30, 2000. The increase in investment and other income was primarily attributable to increased equity income recognized on investments in 20% to 50% owned companies.

Income tax expense

For the quarter and six months ended June 30, 2001, the Company recorded an income tax expense of $582,000 and $400,000, which represents the Company's estimated effective federal, state and local, and foreign tax rate. In the quarter and six months ended June 30, 2000, the Company recorded an income tax expense of $179,000 and $375,000, which represents the applicable federal, state and local, and foreign tax expense for these periods.

Liquidity and capital resources

At June 30, 2001, the Company had cash and cash equivalents totaling $2,153,000. The Company has sufficient cash and cash equivalents, long-term investments and borrowing availability under existing and potential lines of credit as well as the ability to obtain additional funds from its operating subsidiaries in order to fund its working capital requirements.

For the period ended June 30, 2001, the Company's working capital decreased by $1,790,000 to a net working capital deficit of $371,000, primarily reflecting the effect of decreases in Accounts and other receivables, offset by reductions in Accounts payable and accrued expenses.

The decrease in cash and cash equivalents of $334,000 for the six months ended June 30, 2001 resulted from cash provided by operations of $10,155,000 offset by cash used for financing activities of $10,071,000. Cash used in financing activities consisted primarily of repayments of short-term borrowings and the long-term debt, partially offset by proceeds from the MXL mortgage.

Based upon the ongoing discussions with its banks and the fact that the Company has been in compliance with all financial covenants under its amended and restated agreement, the management of the Company believes that the credit facility agreement will be either extended or refinanced by October 15, 2001 (See Note 4).

Recent accounting pronouncements

In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $56,000,000 and unamortized identifiable intangible assets in the amount of approximately $1,000,000 both of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was approximately $2,800,000 and $1,300,000 for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

                                  June 30, 2001

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION




Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  a.       Exhibits

                           10. Employment Agreement dated as of May 1, 2001 between the Company and Andrea Dale Kantor.

                           10.1 Third Amendment to Amended and Restated Credit
                  Agreement dated as of June 15, 2001 among GP Strategies Corporation, General Physics Canada LTD and Fleet National Bank (f/k/a/ Fleet Bank, National Association) as agent to the Lenders and as Issuing Bank.

                  b.       Reports

                           None

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                  June 30, 2001

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                            GP STRATEGIES CORPORATION


DATE: August 14, 2001                              Jerome I. Feldman
                                                   Chief Executive Officer


DATE: August 14, 2001                               Scott N. Greenberg
                                                    President &
                                                    Chief Financial Officer