Form 10-Q
period 2001-09-30
GP STRATEGIES CORP
filed 2001-11-14
CIK 70415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended September 30, 2001 or [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to Commission File Number: 1-7234

                            GP STRATEGIES CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware                                                    13-1926739
-------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                            Identification No.)

9 West 57th Street, New York, NY                              10019
------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip code)

(212) 826-8500
-------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period) that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.

                        Yes         X                               No
                                  -----

Number of shares outstanding of each of issuer's classes of common stock as of November 6, 2001:

                  Common Stock                12,695,046 shares
                  Class B Capital                900,000 shares

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                       Page No.
Part I.    Financial Information


                Consolidated Condensed Balance Sheets -
                  September 30, 2001 and December 31, 2000                   1

                Consolidated Condensed Statements of Operations -
                  Three Months and Nine Months Ended September 30,
                  2001 and 2000                                              3

                Consolidated Condensed Statements of Cash Flows -
                  Nine Months Ended September 30, 2001 and 2000              4

                Notes to Consolidated Condensed Financial
                  Statements                                                 6

                Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        16

Part II.   Other Information                                                 23

                  Signatures                                                 24

                          PART I. FINANCIAL INFORMATION

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (in thousands)


                                                         September  30,           December 31,
                                                              2001                    2000
                                                          -------------           ---------
            ASSETS                                        unaudited)                 *

Current assets

Cash and cash equivalents                                 $   3,858              $  2,487
Trading securities                                                                  8,830
Accounts and other receivables                               43,542                46,388
Inventories                                                   1,892                 1,688
Costs and estimated earnings
 in excess of billings on uncompleted contracts              10,426                12,515
Prepaid expenses and other current assets                     5,324                 3,955
                                                          ---------            ----------

Total current assets                                         65,042                75,863
                                                          ---------             ---------

Investments, advances and marketable securities              27,642                62,093
                                                          ---------             ---------

Property, plant and equipment, net                            9,392                 9,787
                                                          ---------              --------

Intangible assets, net of accumulated amortization
 of $34,303 and $31,618                                      58,224                59,992
                                                          ---------            ----------

Deferred tax asset                                            6,011                -
                                                          ---------        --------------

Other assets                                                  4,336                 4,843
                                                          ---------           -----------
                                                           $170,647              $212,578
                                                           ========              ========



* The Consolidated Condensed Balance Sheet as of December 31, 2000 has been summarized from the Company's audited Consolidated Balance Sheet as of that date.

   See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                 (in thousands)


                                            September  30,         December 31,
                                                2001                  2000
                                            -----------             -----------
LIABILITIES AND STOCKHOLDERS' EQUITY        (unaudited)                  *

Current liabilities:

Current maturities of long-term debt          $  1,442              $  1,311
Short-term borrowings                           32,477                36,162
Accounts payable and accrued expenses           19,367                25,234
Billings in excess of costs and estimated
 earnings on uncompleted contracts               8,886                11,322
                                             ---------              --------

Total current liabilities                       62,172                74,029
                                              --------             ---------

Long-term debt less current maturities          11,337                16,301
                                              --------              --------
Deferred tax                                     -                     6,504
                                            ----------             ---------
Other non-current liabilities                    2,678                 3,226
                                             ---------             ---------

Stockholders' equity

Common stock                                       127                   125
Class B capital stock                                8                     8
Additional paid in capital                     181,407               179,955
Accumulated deficit                            (85,657)              (86,994)
Accumulated other comprehensive income           6,388                27,237
Note receivable from stockholder                (4,095)               (4,095)
Treasury stock, at cost                         (3,718)               (3,718)
                                            ----------            ----------
Total stockholders' equity                      94,460               112,518
                                            ----------             ---------
                                              $170,647              $212,578
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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                      (in thousands, except per share data)



                                                                 Three months                   Nine months
                                                              ended September 30,             ended September 30,
                                                            ---------------------           ---------------------
                                                          2001             2000          2001               2000
                                                        -------           ------       -------           ---------

Sales                                                    $ 44,713         $ 50,786       $144,174         $148,914
Cost of sales                                              40,030           45,965        126,158          134,782
                                                         --------         --------       --------        ---------
Gross margin                                                4,683            4,821         18,016           14,132

Selling, general & administrative expenses                 (3,576)         (11,009)       (15,072)         (23,879)

Interest expense                                           (1,111)          (1,454)        (3,666)          (4,114)

Investment and other income (loss), net                       342           (2,373)         1,123           (2,092)

Gain on marketable securities                               1,049           20,780          1,476           21,248

Asset impairment charge                                     -                 (771)         -              (19,245)

Restructuring reversals (charges)                             206           (8,600)           606           (8,600)
                                                        ---------       ----------      ---------        ---------

Income (loss) before income taxes                           1,593            1,394          2,483          (22,550)

Income tax (expense) benefit                                 (746)           5,155         (1,146)           4,780
                                                        ---------        ---------      ---------         --------

Net income (loss)                                        $    847         $  6,549       $  1,337         $(17,770)
                                                         ========         ========       ========         ========

Net income (loss) per share:
Basic and diluted                                       $     .06       $      .52     $      .10        $  (1.44)
                                                        =========       ==========     ==========        ========

Dividends per share                                        none             none            none             none
                                                         ========       ==========       ========        =========


   See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (in thousands)

                                                                    Nine months
                                                                 ended September 30,
                                                                2001              2000
                                                             --------           ------
Cash flows from operations:
Net income (loss)                                           $  1,337          $(17,770)
Adjustments to reconcile net loss to net cash
provided by operating activities:
  Depreciation and amortization                                4,516             4,986
  Proceeds from sale of trading securities                    10,827               684
  Gain on trading securities                                  (1,476)          (21,248)
  Issuance of stock for profit incentive plan                  1,141             1,027
  Equity (income) loss on investments                           (309)            2,959
  Non-cash compensation (income) expense                      (3,047)            6,163
  Non-cash consultancy charge                                    500              -
  Asset impairment charge                                       -               19,245
  Restructuring (reversals) charges                             (606)            8,600
  Deferred tax benefit (expense)                                 732            (5,535)
  Changes in other operating items                            (1,793)            2,050
                                                            --------         ---------
  Net cash provided by operating activities                   11,822             1,161
                                                            --------         ---------

Cash flows from investing activities:
Additions to property, plant & equipment                      (1,221)             (562)
Additions to intangible assets, net                             (917)             (454)
Proceeds from disposal of fixed assets                          -                  507
(Increase) decrease of investments and other assets, net          91            (1,215)
                                                            --------         ---------
Net cash used for investing activities                        (2,047)           (1,724)
                                                            --------         ---------



                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

                                 (in thousands)


                                                                         Nine months
                                                                        ended September 30,
                                                                     2001              2000
                                                                -----------         -------

Cash flows from financing activities:
Repayment of short-term borrowings                                 (3,685)           (2,671)
Proceeds from sale of Class B Stock                                  -                1,200
Proceeds from subordinated convertible debentures                    -                2,640
Proceeds from mortgages                                             2,930              -
Repayment of long-term debt                                        (7,763)           (1,258)
Exercise of common stock options and warrants                        -                  189
                                                                ---------          --------
Net cash (used in) provided by financing activities                (8,518)              100
                                                                 --------          --------
Effect of exchange rate changes on
Cash and cash equivalents                                             114               285
                                                                ---------          --------

Net increase (decrease) in cash and cash equivalents                1,371              (178)
Cash and cash equivalents at the beginning of the periods           2,487             4,068
                                                                 --------          --------
Cash and cash equivalents at the end of the periods              $  3,858          $  3,890
                                                                 ========          ========


Cash paid during the periods for:
 Interest                                                        $  3,118          $  4,253
                                                                 ========          ========
 Income taxes                                                   $     289         $     361
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

2.       Earnings per share

Income (loss) per share (EPS) for the periods ended September 30, 2001 and 2000 are as follows (in thousands, except per share amounts):



                                             Three months                  Nine months
                                          ended September 30,                 ended September 30,
                                         --------------------               -----------------------
                                              2001          2000            2001             2000
                                              ----          ----            ----             ----

Basic and Diluted EPS
Net income (loss)                      $     847         $ 6,549        $  1,337       $  (17,770)
Weighted average shares
 outstanding basic                        13,169          12,692          13,087           12,302
Weighted average shares
 outstanding, diluted                     13,193          12,747          13,111           12,564
Basic and diluted net income
(loss) per share                       $     .06         $   .52        $    .10       $    (1.44)


         Basic earnings per share are based upon the weighted average number of common shares outstanding, including Class B common shares, during the period. Class B common stockholders have the same rights to share in profits and losses and liquidation values as common stockholders. For the nine months ended September 30, 2000, diluted earnings per share is the same as basic earnings per share as the effect of potentially dilutive securities is anti-dilutive.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

3.       Long-term debt

         Long-term debt consists of the following (in thousands):

                                          September 30,            December 31,
                                                 2001                  2000
                                              ---------             ----------
Term loan (See Note 5)                       $  5,723               $13,313
Mortgages on MXL facilities                     2,849
Senior subordinated debentures                    670                   758
Subordinated convertible note                   2,640                 2,640
Other                                             897                   901
                                            ---------           -----------
                                               12,779                17,612
Less current maturities                        (1,442)               (1,311)
                                             --------            ----------
                                              $11,337               $16,301
                                              =======               =======


On March 8, 2001, MXL Industries, Inc. ("MXL"), a wholly owned subsidiary of the Company entered into a loan secured by a mortgage covering the real estate and fixtures on its property in Pennsylvania in the amount of $1,680,000. The loan requires monthly repayments of $8,333 plus accrued interest at 2.5% above the one month LIBOR rate and matures on March 8, 2011, when the remaining amount outstanding of approximately $680,000 is due in full. The loan is guaranteed by the Company. The proceeds of the loan were used to repay a portion of the Company's short-term borrowings pursuant to its Amended and Restated Agreement described below in Note 5.

On July 3, 2001, MXL entered into a loan secured by a mortgage covering the real estate and fixtures on its property in Illinois in the amount of $1,250,000. The loan requires monthly payments of principal and interest in the amount of $11,046 with interest at a fixed rate of 8.75% per annum and matures on June 26, 2006, when the remaining amount outstanding of approximately $1,100,000 is due in full. The loan is guaranteed by the Company. The proceeds of the loan were used to repay a portion of the Company's term loan pursuant to its Amended and Restated Agreement described below in Note 5.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

4.       Comprehensive income (loss)

The following are the components of comprehensive income (loss) (in thousands):



                                                          Three months ended             Nine months ended
                                                           September 30,                September 30,
                                                  --------------------------------------------------------
                                                          2001           2000            2001         2000
                                                       --------      ---------        --------   ------------

Net income (loss)                                    $     847       $  6,549       $   1,337     $(17,770)
                                                     ---------       --------       ---------     --------

Other comprehensive (loss) income before tax:
Net unrealized gain (loss) on
 available-for-sale-securities                         (34,374)       103,901         (34,183)     104,500
Foreign currency translation adjustment                   (129)           670             114          795
                                                    ----------     ----------      ----------    ---------
Other comprehensive (loss) income,
 before tax                                            (34,503)       104,571         (34,069)     105,295
Income tax benefit (expense) relating to
 items of other comprehensive income                    13,351        (40,789)         13,220      (40,833)
                                                     ---------      ---------       ---------    ---------
Comprehensive (loss) income, net of tax              $ (20,305)      $ 70,331       $ (19,512)    $ 46,692
                                                     =========       ========       =========     ========

The components of accumulated other comprehensive income are as follows:

                                                                September 30,            December 31,
                                                                   2001                      2000
                                                                ---------                 ---------

Net unrealized gain on
 available-for-sale-securities                                 $ 11,429                  $ 45,612
Foreign currency translation adjustment                            (567)                     (681)
                                                             ----------                  --------
Accumulated other comprehensive income
 before tax                                                      10,862                    44,931
Accumulated income taxes related to
 items of other comprehensive income                             (4,474)                  (17,694)
                                                              ---------                  --------
Accumulated other comprehensive
 income, net of tax                                            $  6,388                  $ 27,237
                                                               ========                  ========

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

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

As of October 15, 2001, the Company and GP Canada entered into the Fourth Amendment to the Amended and Restated Agreement with the various banks (the "Fourth Amendment"), which among other things, (i) extended the maturity date of the revolving credit notes to December 14, 2001, and (ii) required that the Company sign a commitment letter for a new credit facility on or before October 22, 2001. The Company satisfied this requirement by signing a commitment letter for a three year $49.5 million revolving credit and term loan agreement with a financial institution.

The Company utilized proceeds from asset sales and refinancings to reduce its term loan from $13,313,000 at December 31, 2000 to $5,723,000 at September 30, 2001. The term loan is payable in quarterly installments of $187,500, with a final payment due on June 15, 2003.

At September 30, 2001, the amount outstanding under the revolving credit facility is $32,477,000 and is included in Short-term borrowings in the Consolidated Condensed Balance Sheet. At September 30, 2001, the Company had approximately $8,000,000 available to be borrowed under the Credit Agreement and was in compliance with all of its financial covenants.

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

Financial information for the three and nine months ended September 30, 2000 has been restated to show all information for the Manufacturing Services Group and Process and Energy Group that were combined into the Manufacturing and Process Group.

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

6.       Business segments (Continued)

The following tables set forth the sales and gross margin of each of the Company's operating segments (in thousands):


                                                 Three months ended             Nine months ended
                                                   September  30,                  September  30,
                                            ----------------------             ---------------------
                                                      2001          2000           2001          2000
                                                   -------      --------        -------       -------

Sales
Manufacturing and Process                         $ 39,458       $42,298       $126,791      $119,379
Information Technology                               2,495         6,125          8,601        21,117
Optical Plastics                                     2,758         2,363          8,777         8,278
Hydro Med and Other                                      2         -                  5           140
                                               -----------  ------------   ------------   -----------
                                                  $ 44,713      $ 50,786       $144,174      $148,914
                                                  --------      --------       --------      --------

Gross margin
Manufacturing and Process                         $  3,682      $  6,080       $ 14,888      $ 16,036
Information Technology                                 535        (1,666)         1,303        (3,671)
Optical Plastics                                       608           587          2,268         2,188
Hydro Med and Other                                   (142)         (180)          (443)         (421)
                                                ----------     ---------     ----------    ----------
                                                 $   4,683      $  4,821       $ 18,016      $ 14,132
                                                 ---------      --------       --------      --------


                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

6.       Business segments (continued)

Information about the Company's net sales in different geographic regions, which are attributed to countries based on location of customers, is as follows (in thousands):




                                Three months ended          Nine months ended
                                    September  30,              September 30,
                         -------------------------    -----------------------
                              2001          2000           2001          2000
                           ---------     ---------      ---------     -------

United States             $ 41,293      $ 44,787       $133,418      $127,887
Canada                         506         2,131          2,462         8,158
United Kingdom               1,739         2,706          5,139         9,467
Latin America                1,175         1,162          3,155         3,402
                         ---------    ----------      ---------    ----------
                          $ 44,713      $ 50,786       $144,174      $148,914
                          --------      --------       --------      --------


Information about the Company's identifiable assets in different geographic regions, is as follows (in thousands):


                          September 30,              December 31,
                            2001                        2000
                         ---------            ----------------
United States            $162,785                     $205,797
Canada                      3,720                        3,371
United Kingdom              2,866                        1,928
Latin America               1,276                        1,482
                         --------                     --------
                         $170,647                     $212,578
                         --------                     --------

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

The Company believed at that time that the strategic initiatives and cost cutting moves taken in 1999 and the first quarter of 2000 would enable the IT Group to return to profitability in the last six months of 2000. However, those plans were not successful, and the Company determined that it could no longer bring the open enrollment IT business to profitability. Additionally there had been further impairment to intangible and other assets. In July 2000, as a result of the continued operating losses incurred by the IT Group, as well as the determination that revenues would not increase to profitable levels, the Company decided to close its open enrollment IT business in the third quarter of 2000. As a result, the Company recorded asset impairment charges of $19,245,000 during the nine months ended September 30, 2000, related to write-offs of intangible assets, property, plant and equipment, and other assets of the IT Group.

In addition, the Company recorded an $8,600,000 restructuring charge, net of reversals, in 2000. During the period ended September 30, 2001 and the year ended December 31, 2000, the Company utilized $2,454,000 (including current period adjustments of $288,000) and $3,884,000, respectively, and reversed $894,000 and $180,000, respectively. Of the remaining $3,805,000 balance at September 30, 2001 and $6,865,000 at December 31, 2000, $1,667,000 and
$3,639,000, respectively, were included in Accounts payable and accrued expenses and $2,138,000 and $3,226,000, respectively, were included in Other non-current liabilities in the Consolidated Condensed Balance Sheet.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

7.       Asset impairment charge and restructuring charge (Continued)

The components of the 2001 and 2000 restructuring charges are as follows (in thousands):



                                     Severance          Lease and
                                   and related          related             Contractual          Other
                                      benefits          obligations         obligations          costs         Total
--------------------------------------------------------------------------------------------------------------------
Balance December 31, 2000                $ 142              $ 5,298            $ 1,425       $    -          $ 6,865
--------------------------------------------------------------------------------------------------------------------
Utilization                               (205)              (1,745)               (295)          (209)       (2,454)
Reversal of restructuring
 charges during 2001                                           (495)               (399)                        (894)
Other Adjustments
 during 2001                                77                  -                     2            209           288
--------------------------------------------------------------------------------------------------------------------
Balance September 30, 2001               $  14              $ 3,058             $   733      $    -          $ 3,805
--------------------------------------------------------------------------------------------------------------------

The remaining amounts that had been accrued for severance and related benefits and contractual obligations will be expended by December 31, 2002. Lease obligations are presented at their present value, net of assumed sublets.

8.       Litigation

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

9.       Subsequent event

Pursuant to an agreement dated as of October 19, 2001 (the "Stock Purchase Agreement"), the Company has sold to an institutional investor (the "Investor") 300,000 shares (the "Shares") of Class B Capital Stock of the Company for an aggregate purchase price of $900,000. Upon the disposition of any of the Shares (other than to an affiliate of the Investor who agrees to be bound by the provisions of the Stock Purchase Agreement) or at the request of the Board of Directors of the Company, the Investor is required to exercise the right to convert all of the Shares then owned by the Investor into an equal number of shares of Common Stock of the Company (the "Underlying Shares").

The Company is required, at its expense, to file not later than January 15, 2002 a registration statement to register under the Securities Act of 1933 (the "Securities Act") the resale by the Investor of the Underlying Shares, and to use its commercially reasonable efforts to cause such registration statement to become effective under the Securities Act on the earliest possible date. On any date prior to October 19, 2003 during which the Investor is not able to resell the Underlying Shares pursuant to such registration statement, the Investor has the right to require the Company to purchase from the Investor all, but not less than all, of the Shares and Underlying Shares then held by the Investor for a purchase price (the "Put Price") equal to the product of (i) the number of Shares and Underlying Shares owned by the Investor and (ii) the current market price per share of Common Stock of the Company. The Company may pay the Put Price by delivering to the Investor, at the option of the Company, (i) cash,
(ii) shares of Millennium Cell Inc. (the "Millennium Cell Shares") owned by the Company with a current market price equal to the Put Price, or (iii) a combination of cash and Millennium Cell Shares.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

Overview

During the first three quarters of 2000, the Company had five operating business segments. However, in the fourth quarter of 2000, as a result of organizational and operational changes at General Physics and the shut down of the IT open enrollment business in the third quarter of 2000, the Company combined the Manufacturing Services Group with the Process and Energy Group. The discussion and disclosure that follows reflects that the Manufacturing Services Group and the Process & Energy segments being combined as of January 1, 2000 to form the Manufacturing & Process Group. The Manufacturing & Process Group and the IT Group, are managed through the Company's principal operating subsidiary General Physics, the third segment through its operating subsidiary MXL Industries and the fourth through its subsidiary Hydro Med Sciences. In addition, the Company holds a number of investments in publicly held companies, including publicly traded stock in Millennium Cell Inc.

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

For the quarter ended September 30, 2001, the Company had income before income taxes of $1,593,000 compared to net income before taxes of $1,394,000 for the quarter ended September 30, 2000. The income in the third quarter of 2001 was attributable to the $1,049,000 gain primarily from the sale of securities of Millennium Cell Inc. and a non-cash credit of $2,774,000 relating to the Company's Deferred Compensation Plan (which fluctuates based on the market value of the Millennium Cell shares). This was partially offset by approximately $550,000 (of which $250,000 was non-cash) relating to fees and options granted to a financial consultant and a loss at the Company's Hydro Med Sciences subsidiary of approximately $884,000. For the quarter ended September 30, 2000, the Company had income before income taxes of $1,394,000. This was primarily attributed to income of $20,780,000 on the Company marketable shares of Millennium Cell offset by a $771,000 asset impairment charge, $8,600,000 Restructuring Charge, a $4,563,000 non-cash compensation expense related to the Company's deferred compensation plan and the continued operating losses of the Company IT open enrollment business which was closed in the third quarter of 2000.

For the nine months ended September 30, 2001, the Company had income before income taxes of $2,483,000 compared to a loss before income taxes of $22,550,000 for the nine months ended September 30, 2000. The nine months ended September 30, 2001 included a $1,476,000 gain from marketable securities and a non-cash credit of $3,047,000 relating to the Company's Deferred Compensation Plan offset by a loss of approximately $2,500,000 relating to the Company's Hydro Med Sciences Division.

The operating loss for the nine months ended September 30, 2000, was primarily due to an Asset impairment charge of $19,245,000 and a $8,600,000 Restructuring charge. These charges were the result of the continuing operating losses incurred by the IT Group, due to the trend of reduced revenue on a quarterly basis, which began in 1999 and continued through 2000, and as such the IT open enrollment businesses in UK and Canada were closed in the third quarter of 2000.

In addition, for the nine months ended September 30, 2000, the Company also recorded a $6,163,000 non-cash compensation expense related to a deferred compensation plan offered to certain of its employees which is included in selling, general and administrative expenses.



                                       Three months ended          Nine months ended
                                      September 30,               September 30,
                                 ----------------------    ------------------------
                                     2001          2000           2001          2000
                                  -------      --------        -------       -------
Sales
Manufacturing and Process        $ 39,458      $ 42,298       $126,791      $119,379
Information Technology              2,495         6,125          8,601        21,117
Optical Plastics                    2,758         2,363          8,777         8,278
Hydro Med and Other                     2           -                5           140
                                 --------    ----------   ------------   -----------
                                 $ 44,713      $ 50,786       $144,174      $148,914
                                 --------      --------       --------      --------

For the quarter and nine months ended September 30, 2001, sales decreased by $6,073,000 to $44,713,000 from $50,786,000 and $4,740,000 from $148,914,000 to
$144,174,000, respectively, from the corresponding periods in 2000. The decreased sales in the third quarter of 2001 within the Manufacturing & Process Group was primarily due to decreased sales in the Company's manufacturing services and was compounded by the effects of the events of September 11, 2001. In addition, for the quarter and nine months ended September 30, 2001, revenues were affected by reduced sales in the IT Group resulting from the Company's decision to close the open enrollment business in the third quarter of 2000 and focus on providing training for Fortune 1000 manufacturing and process clients.



                                                      Three months ended                   Nine months ended
                                                        September 30,                        September 30,
                                           ------------------------------------   --------------------------------
                                              2001    %          2000    %          2001    %           2000    %
                                           -------  -----    --------  -----     -------  -----      -------  -----
Gross margin
Manufacturing and Process                  $ 3,682    9.3     $ 6,080   14.4     $14,888   11.7      $16,036   13.4
Information Technology                         535   21.4      (1,666)    -        1,303   15.1       (3,671)     -
Optical Plastics                               608   22.0         587   24.8       2,268   25.8        2,188   26.4
Hydro Med and Other                           (142)     -        (180)    -         (443)    -          (421)     -
                                          -------- ------   ----------------     ------- ------     -------- -------
                                           $ 4,683   10.5     $ 4,821    9.5     $18,016   12.5      $14,132    9.5
                                           -------   ----     -------   ----     -------   ----      -------   ----

Consolidated gross margin of $4,683,000 or 10.5% of sales, for the quarter ended September 30, 2001, decreased by $138,000 compared to the consolidated gross margin of $4,821, or 9.5% of sales, for the quarter ended September 30, 2000. The decreased gross margin for the quarter ended September 30, 2001 occurred as a result of the slow down in the automotive sector of the Management and Process Group as well as the impact of the effects of September 11, 2001. For the nine months ended September 30, 2001, gross margin increased by $3,884,000 from $14,132,000 to $18,016,000. The increased gross margin for the nine months ended September 30, 2001 occurred as a result of the negative margin in the IT Group in 2000 which was offset by the impact of the effects of September 11, 2001 and a slow down in the automotive sector of the business in 2001.

Selling, general and administrative expenses

For the quarter ended September 30, 2001, Selling, general and administrative (SG&A) expenses were $3,576,000 compared to $11,009,000 in the third quarter ended September 30, 2000. The reduction in SG&A of $7,433,000 in 2001 is attributable to the closing of the Company's open enrollment IT operations in the third quarter of 2000, and a credit of $2,774,000 (as compared to a $4,563,000 charge for the quarter ended September 30, 2000) relating to the Company's Deferred Compensation Plan. For the nine months ended September 30, 2001, Selling, general and administrative expenses decreased by $8,807,000 from $23,879,000 to $15,072,000 resulting from a $3,047,000 credit for the period ended September 30, 2001 (as compared to a charge of $6,163,000 for the period ended September 30, 2000) relating to the Company's Deferred Compensation Plan, offset by costs attributable to the closing of the open enrollment IT operations.

Interest expense

For the quarter ended September 30, 2001, interest expense was $1,111,000 compared to $1,454,000 for the quarter ended September 30, 2000. The decreased interest expense in 2001 was attributable to both a decrease in the Company's outstanding indebtedness and a reduction in variable interest rates. For the nine months ended September 30, 2001, there was a decrease in interest expenses of $448,000 from $4,114,000 to $3,666,000 due to the reduction of indebtedness in the second quarter of 2001.

Investment and other income (loss), net

For the three and nine months ended September 30, 2001, investment and other income (loss), net was $342,000 and $1,123,000 as compared to $(2,373,000) and $(2,092,000) for the quarter and nine months ended September 30, 2000. The increase in investment and other income was primarily attributable to increased equity income recognized on investments in 20% to 50% owned companies. The quarter and nine months ended 2000 had a $2,400,000 write-down of the Company's investment in the Five Star Group.

Income tax expense

For the quarter and nine months ended September 30, 2001, the Company recorded an income tax expense of $746,000 and $1,146,000, which represents the Company's estimated effective federal, state and local, and foreign tax rate. In the quarter and nine months ended September 30, 2000, the Company recorded an income tax benefit of $5,155,000 and $4,780,000, respectively, which represents federal income tax benefit offset by state, local and foreign income taxes. Due to the increase in value of the Company's investment in Millennium Cell in 2000, the Company anticipated that it had the ability to utilize net operating loss carryforwards. As such the Company anticipated that it had the ability to utilize approximately $11,000,000 and net deferred tax assets consisting primarily of domestic net operating loss carryforwards against which a valuation allowance was previously provided.

Liquidity and capital resources

At September 30, 2001, the Company had cash and cash equivalents totaling $3,858,000. The Company has sufficient cash and cash equivalents, long-term investments and borrowing availability under existing and potential lines of credit as well as the ability to obtain additional funds from its operating subsidiaries in order to fund its working capital requirements.

For the period ended September 30, 2001, the Company's working capital increased by $1,036,000 to a net working capital of $2,870,000, primarily reflecting the effect of decreases in Short term Borrowings and Accounts Payable partially offset by a decrease in marketable securities.

The increase in cash and cash equivalents of $1,371,000 for the nine months ended September 30, 2001 resulted from cash provided by operations of $11,822,000 offset by cash used for financing activities of $8,518,000. Cash used in financing activities consisted primarily of repayments of short-term borrowings and the long-term debt, partially offset by proceeds from new MXL mortgages. Although there can be no assurance, based upon the commitment letter received by the Company from the financial institution as described in Note 5, the management of the Company believes that its credit facility agreement will be refinanced on or before December 14, 2001 (See Note 5).

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

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of approximately $56,000,000 and unamortized identifiable intangible assets in the amount of approximately $1,000,000 both of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was approximately $2,800,000 and $2,000,000 for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. Enterprises are required to adopt Statement No. 143 for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact of adopting this pronouncement on its financial statements.

In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

While statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement.

Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. Statement No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has not yet determined the impact of adopting this pronouncement on its financial statements.

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  a.       Exhibits

                           None

                  b.       Reports

                           None

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                               September 30, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.




                            GP STRATEGIES CORPORATION


DATE: November 14, 2001                           Jerome I. Feldman
                                                  Chief Executive Officer


DATE: November 14, 2001                           Scott N. Greenberg
                                                  President &
                                                  Chief Financial Officer