Form 10-K
period 2001-12-31
GP STRATEGIES CORP
filed 2002-04-04
CIK 70415

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from           to

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

As of March 22, 2002, the aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $.01 per share and Class B Capital Stock, par value $.01 per share held by non-affiliates was approximately $46,782,000, and $1,219,000, respectively, based on the closing price of the Common Stock on the New York Stock Exchange on March 22, 2002. Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the most recent practicable date.

Class                                            Outstanding at March 22, 2002

Common Stock, par value $.01 per share                  12,780,285 shares
Class B Capital Stock, par value $.01 per share            900,000 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III hereof

                                TABLE OF CONTENTS
                                                                          Page
PART I
     Item 1.   Business                                                      1

     Item 2.   Properties                                                   14

     Item 3.   Legal Proceedings                                            15

     Item 4.   Submission of Matters to a Vote of
                    Security Holders                                        15
PART II
     Item 5.   Market for the Registrant's Common
                Equity and Related Stockholder Matters                      16

     Item 6.   Selected Financial Data                                      17

     Item 7.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations               18

     Item 7A. Quantitative and Qualitative Disclosures About Market Risk    28

     Item 8.   Financial Statements and Supplementary Data                  29

     Item 9.   Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure                  75

PART III
     Item 10.  Directors and Executive Officers of the Registrant*          75

     Item 11.  Executive Compensation*                                      75

     Item 12.  Security Ownership of Certain
                Beneficial Owners and Management*                           75

     Item 13.  Certain Relationships and Related Transactions*              75

PART IV
     Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K 76
*to be incorporated by reference from the Proxy Statement for the Registrant's 2002 Annual Meeting of Stockholders.

                                     PART I
ITEM 1.  BUSINESS

General Development of Business

         GP Strategies Corporation (the "Company"), a leader in workforce development and technical and soft skills training, was incorporated in Delaware in 1959. The Company is a New York Stock Exchange listed company traded under the symbol GPX. The Company's principal operating subsidiary is General Physics Corporation ("General Physics"). The Company has four operating business segments. Two of these segments, the Manufacturing & Process Group and the Information Technology Group, are managed through General Physics. The third segment is the Optical Plastics Group, comprised of the Company's subsidiary MXL Industries, Inc. ("MXL") and the fourth segment is the Hydro Med Sciences Group.

         General Physics is a workforce development company that improves the effectiveness of organizations by providing training, management systems and engineering services to meet the specific needs of clients. Programs have been developed for service managers and executives, engineers, sales associates, plant operators, the maintenance and purchasing workforces and information technology professionals in the public and private sectors in North and South America, Europe and Asia. Clients include Fortune 1,000 companies, manufacturing, process and energy companies, and other commercial and governmental customers. Additional information about General Physics may be found at www.gpworldwide.com.

         MXL manufactures and distributes coated and molded optical products, such as shields and face masks and non-optical products. In addition, the Company holds a number of investments in publicly held companies, including Millennium Cell Inc., Five Star Products, Inc. and GSE Systems, Inc. and an investment in a private company, Hydro Med Sciences, Inc. (effective December 27, 2001).

GENERAL PHYSICS CORPORATION
Organization and Operations

         General Physics, with approximately 1,400 employees in offices worldwide, provides performance improvement services and products to multinational companies in manufacturing and process industries, electric power utilities, and other commercial and governmental customers.

         General Physics believes it is a global leader in performance improvement, with over three decades of experience in providing solutions to optimize work force performance. Since 1966, General Physics has provided clients with the products and services they need to successfully integrate their people, processes and technology-the elements most critical to the successful realization of any organization's goal to improve its effectiveness.

         General Physics provides a broad range of services and products on a global scale that are oriented toward improving the performance of individuals and organizations throughout their productive lives. General Physics' instruction delivery capabilities include traditional classroom, structured on-the-job training (OJT), just-in-time methods, electronic performance support systems (EPSS), and the full spectrum of e-learning technologies. For businesses, government agencies and other organizations, General Physics offers services and products spanning the entire lifecycle of production facilities; plant equipment and process launch assistance from both workforce training and engineering perspectives; operations and maintenance practice training and consulting services; curriculum development and delivery; facility and enterprise change and configuration management; lean enterprise consulting; plant and process engineering review and re-design; learning resource management; e-learning consulting and systems implementation; and development and delivery of information technology (IT) training on an enterprise-wide scale. General Physics' personnel bring a wide variety of professional, technical and military backgrounds together to create cost-effective solutions for modern business and governmental challenges.

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

         During 1998, General Physics embarked upon a strategy to expand globally, further diversify its clientele, and acquire additional performance improvement capabilities through acquisitions. General Physics acquired businesses operated by United Training Services, Inc., a provider of training and consulting services to the U.S. automotive industry and to other commercial customers; Specialized Technical Services Limited, a provider of technical training services and language services to commercial and governmental customers in the United Kingdom; SHL Learning Technologies, a leading computer technology training and consulting organization with an established network of offices and training facilities in Canada and the United Kingdom; and the Deltapoint Corporation, a management consulting firm focused on large systems change and lean enterprise, with primarily Fortune 500 clients operating in the aerospace, pharmaceutical, manufacturing, healthcare and telecommunications industries.

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

         During 1999, General Physics adopted restructuring plans, primarily related to its IT Group segment, to change the focus of the IT Group from open enrollment IT training courses to project oriented work. In connection with the restructuring, General Physics closed, downsized, or consolidated offices in the United States, Canada and in the United Kingdom (UK), and terminated the employment of approximately 160 employees. General Physics believed at that time that the strategic initiatives and cost cutting moves taken in 1999 and the first quarter of 2000 would enable the IT Group to return to profitability in the last six months of 2000. However, in July 2000, as a result of the continued operating losses incurred by its IT Group, General Physics determined that it could not bring the IT Group to profitability unless it closed its open enrollment IT business in the UK and Canada. During the third quarter of 2000, the open enrollment IT business was closed and substantially all of the open enrollment facilities in the UK and Canada were surrendered in connection with negotiated lease terminations, subleased or turned over to brokers for disposition. General Physics terminated the employment of substantially all of the remaining employees associated with the IT open enrollment business in the UK and Canada. Subsequent to the changes, the IT project work returned to profitability in 2001.

         Also in 2000, General Physics began an upgrade to its financial, accounting and human resources systems by contracting with an application service provider for the use of an Enterprise Resource Planning software package that will better integrate those functions and streamline support for its business operations. The systems became operational in the first quarter of 2002.

         During the second half of 2001, the Company's operations were negatively impacted by the downturn in the economy, in particular the manufacturing sectors. This resulted in decreased revenue which was offset by cost cutting efforts, including a reduction in the use of consultants, a program to reduce indirect expenses, and a reduction in employees.

         General Physics' performance is significantly affected by the timing of performance on contracts. Results of operations for the first three quarters of the year are generally not seasonal, since contracts are performed throughout the year, however, the fourth quarter results may be negatively impacted by plant shutdowns and fewer workdays as a result of holidays. In addition, demand for services may fluctuate with and can be related to general levels of economic activity and employment in the United States, Canada and the UK. A significant economic downturn or recession in either the United States or the UK could have a material adverse effect on General Physics' business, financial condition and results of operations, as was the case in the latter half of 2001.

Customers

         General Physics currently provides services to more than 500 customers. Significant customers include multinational automotive manufacturers, such as General Motors Corporation, Ford Motor Company, Mercedes-Benz and Daimler Chrysler Corporation; commercial electric power utilities, such as Consolidated Edison Company of New York, Public Service Electric & Gas Company, ComEd, Entergy Operations, Inc. and Alliant Energy Corporation; governmental agencies, such as the U.S. Departments of Defense, Energy and Treasury, Canada Post, the U.S. Postal Service and various Canadian provincial governments; U.S. government prime contractors, such as Northrop-Grumman, Lockheed Martin, Westinghouse

Savannah River Company and The Johns Hopkins University Applied Physics Laboratory; pharmaceutical companies, such as Pfizer, Inc., Merck & Co. and Pharmacia-Upjohn; communications companies, such as Cablevision, SBC Communications and British Telecom PLC; computer, electronics, and semiconductor companies, such as IBM Corporation and Applied Materials; food and beverage companies, such as Anheuser-Busch Company, The Coca-Cola Company and PepsiCo.; petro-chemical companies, such as ExxonMobil and Lyondell-Citgo; steel producers, such as AK Steel, USX Corporation, Ameristeel Corporation and Dofasco Steel; and other large multinational companies, such as Fluor Daniel, PPG Industries, Inc., General Electric Company and Computer Sciences Corporation.

         Revenue from the United States Government accounted for approximately 29% of General Physics' revenue for the year ended December 31, 2001. Revenue was derived from many separate contracts and subcontracts with a variety of Government agencies and contractors that are regarded by General Physics as separate customers. In 2001, revenue from the Department of the Army accounted for approximately 12% of General Physics' revenue, which is included in total U.S. Government revenue, and General Motors Corporation accounted for approximately 11% of General Physics' revenue. No other customers accounted for 10% or more of General Physics' revenue.

General Physics' Operating Segments

         General Physics provides services and sells products within a structure that is integrated both vertically and horizontally. Vertically, General Physics is organized into Strategic Business Units (SBUs), Business Units (BUs), and Groups focused on providing a wide range of products and services to clients and prospective clients predominantly within targeted markets. Horizontally, General Physics is organized across SBUs, BUs and Groups to integrate similar service lines, technology, information, work products, client management and other resources. As a result, General Physics has evolved into a matrixed organization in which resources can be coordinated to meet the needs of General Physics' clients or to respond quickly and mobilize resources for new opportunities. Communications and market research, accounting, finance, legal, human resources and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating units to support existing customer accounts and new customer development. General Physics manages its business in two business segments: Manufacturing & Process and Information Technology.

Manufacturing & Process Group

         The Manufacturing & Process Group focuses on developing long-term relationships with manufacturing, process and energy sector Fortune 1000 companies, their suppliers and agencies of the government. The Group builds these relationships by gaining a thorough understanding of a client's competitive strategies and business objectives, analyzing their human, technical, and organization issues and recommending viable human performance and learning resource management solutions to clients to help them improve performance, increase efficiency and reduce risk. The Group provides training, Learning Resource Management (LRM) training outsourcing, engineering and technical support services to clients, whether involving workforce development, product, process and plant launch, modification of existing facilities and systems or regulatory compliance. The Group then works with its customers in implementing the recommended solutions, moving the organization toward achieving business objectives and improving competitive advantage. The Group frequently supports the introduction of new work practices associated with lean manufacturing, self-directed work teams and engineering. Adult learning delivery capabilities include traditional classroom, structured on-the-job training
(OJT), just in time methods, electronic performance support systems (EPSS), and the full spectrum of e-Learning technologies. In addition, with over thirty years of training, applied engineering and management experience in helping clients improve performance, increase efficiency and reduce risk, this Group is called upon to help its clients meet global competitive challenges, especially when that challenge requires significant capital investment in plants and facilities and presents a potential risk to the workplace and the environment. Included in this Group are e-Learning services, which function as a single-source e-learning solution provider through its integration services, the development and provisioning of proprietary content and the aggregation and distribution of third party content.

         A representative list of this Group's customers allowing disclosure includes: General Motors Corporation, Ford Motor Company, Lockheed Martin, USX, Ameristeel Corporation, Nalco Chemical Co., Anheuser-Busch, Pepsi-Cola, CN Rail, SBC Communications, Applied Materials, the U.S. Postal Service, Royal Mail Consignia, the U.S. Army, Navy and Air Force, Merck & Co., ExxonMobil, Omnitrans, Pharmacia-Upjohn, General Electric, Pennsylvania Power & Light, Consolidated Edison, Commonwealth Edison, Fluor Daniel and Aerojet General.

Information Technology Group

         The IT Group's services fall into four business areas: instructor-led and technology based training, customized education, enterprise solutions, and information technology service support. Specific services include software applications training, change management, and courseware development. The IT Group has operations in the United States and Canada. A representative list of the Group's customers includes: Pfizer, Eli-Lilly and Company, Department of Defense, Anheuser-Busch, Fluor Daniel, CN Rail, Canada Post, Accenture, Accu-Sort Systems, Inc., Louisiana State University Shreveport, and Computer Sciences Corporation. As a result of the continued operating losses incurred by the IT Group in 1999 and 2000, General Physics closed its open enrollment IT business in the UK and Canada during the third quarter of 2000. Subsequent to these changes, this group returned to profitability in 2001.

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

General Physics Products and Services

Training. Each of General Physics' Groups provides training services and products to support existing, as well as the launch of new plants, products, equipment, technologies and processes. The range of services includes fundamental analysis of a client's training needs, curriculum design, instructional material development (in hard copy, electronic/software or other format), information technology service support, and delivery of training using an instructor-led, on-the-job, computer-based, web-based, video-based or other technology-based method. General Physics focuses on developing long-term relationships with its customers. It builds these relationships by gaining a thorough understanding of a customer's competitive strategies and business objectives and analyzing their human performance and learning resource management solutions. General Physics then works with its customers in implementing the recommended solutions, moving the organization toward achieving business objectives and improving competitive advantage. General Physics has available an extensive existing curriculum of business and technical courses and also is involved in the management of the training business operations at several of its customers. Training products include instructor and student training manuals, instructional material on CD-ROM and PC-based simulators. Training projects include the following:

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

Contracts

         General Physics is currently performing under time-and-materials, fixed-price and cost-reimbursable contracts. General Physics' subcontracts with the United States Government have predominantly been cost-reimbursable contracts and fixed-price contracts. General Physics is required to comply with the Federal Acquisition Regulations and the Government Cost Accounting Standards with respect to services provided to the United States Government and agencies thereof. These Regulations and Standards govern the procurement of goods and services by the United States Government and the nature of costs that can be charged with respect to such goods and services. All such contracts are subject to audit by a designated government audit agency, which in most cases is the Defense Contract Audit Agency (the "DCAA"). The DCAA has audited General Physics' contracts through 1999 without any material disallowances.

         The following table illustrates the percentage of total revenue of General Physics attributable to each type of contract for the year ended December 31, 2001:


Fixed-Price............................................... 58%
Time and Materials........................................ 31
Cost-Reimbursable......................................... 11
        Total Revenue.....................................100%
                                                          ====

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

         The training industry is highly fragmented and competitive, with low barriers to entry and no single competitor accounting for a significant market share. The Company's competitors include several large publicly traded and privately held companies, vocational and technical training schools, information technology companies, degree-granting colleges and universities, continuing education programs and thousands of small privately held training providers and individuals. In 2000, there were a number of small start-up companies that entered the e-Learning marketplace. Because of market conditions many of them have ceased operations, though a number remain. In addition, many of General Physics' clients maintain internal training departments. Some of General Physics' competitors offer services and products that are similar to those of General Physics at lower prices, and some competitors have significantly greater financial, managerial, technical, marketing and other resources than does General Physics. Moreover, General Physics expects that it will face additional competition from new entrants in the training and performance improvement market due, in part, to the evolving nature of the market and the relatively low barriers to entry. There can be no assurance that General Physics will be successful against such competition.

Personnel

         General Physics' principal resource is its personnel. General Physics' future success depends to a significant degree upon its ability to continue to attract, retain and integrate into its operations instructors, technical personnel and consultants who possess the skills and experience required to meet the needs of its clients. In order to initiate and develop client relationships and execute its growth strategy, General Physics also must retain and continue to hire qualified salespeople. As of December 31, 2001, General Physics employed approximately 1,400 employees and 200 adjunct instructors.

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

         General Physics utilizes a variety of methods to attract and retain personnel. General Physics believes that the compensation and benefits offered to its employees are competitive with the compensation and benefits available from other organizations with which it competes for personnel. In addition, General Physics maintains and continuously improves the professional development of its employees, both internally via General Physics University (the Company's internal training organization) and through third parties, and also offers tuition reimbursement for job-related educational costs. General Physics encourages its employees to further their education, continuously update their marketable skills and deliver services and products that equal or exceed client expectations. General Physics recognizes and rewards business success and outstanding individual performance.

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

Marketing

         General Physics has approximately 36 employees dedicated primarily to marketing its services and products through Business Development initiatives at both the Group and Business Unit levels. Group level marketing is directed at long-term strategic business development with specific customers and with multinational businesses. General Physics markets its services to existing customers primarily through its technical personnel who have regular direct client contact, sales personnel and by using senior management to aid in the planning of marketing strategies and evaluating current and long-term marketing opportunities and business directions. General Physics uses attendance at trade shows, presentations of technical papers at industry and trade association conferences, press releases, public courses and workshops given by General Physics personnel to serve an important marketing function. General Physics also advertises and sends a variety of sales literature, including an extensive catalog of course listings, to current and prospective clients whose names are maintained in a computerized database which is updated periodically.

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

Backlog

         General Physics' backlog for services under signed contracts and subcontracts as of December 31, 2001 was approximately $90,637,000.

         General Physics anticipates that most of its backlog as of December 31, 2001 will be recognized as revenue during fiscal year 2002, however, the rate at which services are performed under certain contracts, and thus the rate at which backlog will be recognized, is at the discretion of the client, and most contracts are, as mentioned above, subject to termination by the client upon written notice.

Insurance

         By providing services to the commercial electric power industry, in the area of alternative fuel construction management and to the United States Armed Forces, General Physics is engaged in industries in which there are substantial risks of potential liability. General Physics' insurance is combined with the Company's insurance in a consolidated insurance program (including general liability coverage). However, certain liabilities associated with General Physics' business are not covered by these insurance policies. In addition, such liabilities may not be covered by Federal legislation providing a liability protection system for licensees of the Nuclear Regulatory Commission (typically utilities) for certain damages caused by nuclear incidents, since General Physics is not such a licensee. Finally, few of General Physics' contracts with clients contain a waiver or limitation of liability. Thus, to the extent a risk is neither insured nor indemnified against nor limited by an enforceable waiver or limitation of liability, General Physics could be materially adversely affected by a nuclear incident. Certain other environmental risks, such as liability under the Comprehensive Environmental Response, Compensation and Liability Act, as amended (Superfund), also may not be covered by General Physics' insurance.

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

Properties

         General Physics' principal executive offices are located at 6700 Alexander Bell Drive, Suite 400, Columbia, Maryland 21046, and its telephone number is (410) 290-2300. General Physics leases approximately 32,470 square feet of an office building at that address, and approximately 451,800 square feet of office space at other locations in the United States, Canada, the United Kingdom, Mexico, Brazil and Malaysia. General Physics has 54 offices worldwide. Various locations in the United States, Canada and the United Kingdom contain classrooms or other specialized space to support General Physics' instructor-led and distance-learning training programs. General Physics believes that its facilities are adequate to carry on its business as currently conducted.

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

         MXL's largest three customers accounted for approximately 47% of MXL's total sales in 2001.

         MXL's sales and marketing effort concentrates on industry trade shows. In addition, MXL employs one marketing and sales executive and one sales engineer.

Hydro Med Sciences Group

         Hydro Med Sciences, Inc. ("HMS") is a specialty pharmaceutical company engaged in the development and commercialization of prescription pharmaceuticals principally utilizing Hydro Med's patented Hydron drug delivery technology. The Hydron drug delivery system is a subcutaneous implant that controls the amount, timing and location of the release of drug compounds into the body (the "Hydron Implant"). The lead application of the Hydron technology is a twelve-month implant that delivers the luteinizing hormone releasing hormone ("LHRH") histrelin for the treatment of metastatic prostate cancer (the "Histrelin Implant").

         Prior to June 2000, HMS operated as a division of the Company, however, in connection with an offering of the Company's 6% Convertible Subordinated Exchangeable Notes due 2003, (the "HMS Notes"), HMS was incorporated as a separate company and became a wholly-owned subsidiary of the Company. The HMS Notes, at the option of the holders, may be exchanged for 19.9% of the outstanding common stock of HMS on a fully diluted basis.

         On December 27, 2001 HMS completed a $7 million private placement of HMS Series A Convertible Preferred Stock (the "Preferred Stock") to certain institutional investors. HMS intends to use the proceeds of the offering to fund the Phase 3 clinical studies of its histrelin implant for the treatment of metastatic prostate cancer, as well as to fund its general research and development and other operating expenses.

         The Company currently owns 100% of HMS's common stock but no longer has financial and operating control of HMS. As a condition of the private placement, the Company contractually gave up operating control over HMS through an Investors Rights Agreement. Therefore, through December 27, 2001, the operating results of HMS are consolidated within the Consolidated Statements of Operations. However, subsequent to that date, the Company accounts for its investment in HMS under the equity method.

         The Preferred Stock is convertible at any time at the option of holder into approximately 41% of HMS's common stock and participates in dividends with HMS common stock on an as converted basis. Certain of the Preferred Stock holders hold the HMS Notes which may be exchanged for 19.9% of the outstanding common stock of HMS common stock on a fully diluted basis. If such holders exercise the exchange right and the Preferred Stock is converted to common stock of HMS, the Company's ownership of HMS would then be reduced to approximately 47%.

Investments

         Over the last several years, the Company has taken significant steps to focus primarily on becoming a full-service performance improvement company and has divested many of its non-core assets. However, the Company still has investments in the stock of a private and certain publicly traded corporations.

         Millennium Cell ("Millennium") is an emerging technology company engaged in the development of a patented and proprietary chemical process that converts sodium borohydride to hydrogen. On August 14, 2000, Millennium completed an initial public offering of 3,000,000 shares of common stock at a price of $10.00 per share. Based upon the consummation of the initial public offering and the Company's subsequent sales of its Millennium stock holdings, the Company's holdings in Millennium decreased from approximately 27% to approximately 13.5 % as of December 31, 2001.

         GSE Systems, Inc. ("GSES") develops and delivers business and technology solutions by applying process control and simulation software, systems and services to the energy, process and manufacturing industries worldwide. At December 31, 2001, the Company's investment in GSES was approximately $3,004,000 and the Company owned approximately 20.2 % of the outstanding shares of common stock of GSES.

         Five Star Products, Inc. ("FSP") is a leading distributor in the United States of home decorating, hardware and finishing products. At December 31, 2001, the Company's investment in FSP was approximately $1,238,000 and the Company owned approximately 37.1% of the outstanding shares of common stock of FSP. In addition, FSP is indebted to the Company in the amount of $5,000,000 pursuant to an 8% senior unsecured Note due September 30, 2004, as amended. The Amendment, which extended the due date of the Note until September 30, 2004, also provides that the Company can receive quarterly payments of principal from FSP, if FSP achieves certain financial performance benchmarks.

Employees

         At December 31, 2001, the Company and its subsidiaries employed approximately 1,476 persons, including 10 in the Company's headquarters, 1,400 at General Physics and 66 in the Optical Plastics Group. The Company considers its employee relations to be good.

Financial Information about the Foreign and Domestic operations and Export Sales

         For financial information about the foreign and domestic operations and export sales, see Note 12 to Notes to Consolidated Financial Statements. Foreign operations and export sales represent less than 10% of the Company's total net sales.

Item 2. Properties

         The following information describes the material physical properties owned or leased by the Company and its subsidiaries.

         The Company leases approximately 10,000 square feet of space for its New York City principal executive offices. General Physics leases approximately 32,470 square feet for an office building in Columbia, Maryland and approximately 451,800 square feet of office space at various other locations throughout the United States, Canada, the United Kingdom, Mexico, Brazil and Malaysia.

         MXL owns 50,200 square feet of warehouse and office space in Lancaster, PA and 55,000 square feet of warehouse and office space in Westmont, IL, both of which are subject to mortgages.

         The facilities owned or leased by the Company are considered to be suitable and adequate for their intended uses and are considered to be well maintained and in good condition.

ITEM 3. LEGAL PROCEEDINGS

         On January 3, 2001, the Company commenced an action alleging that MCI Communications Corporation, Systemhouse, and Electronic Data Systems Corporation, as successor to Systemhouse, committed fraud in connection with the Company's 1998 acquisition of Learning Technologies from the defendants for $24.3 million. The Company seeks actual damages in the amount of $117.9 million plus interest, punitive damages in an amount to be determined at trial, and costs.

         The complaint, which is pending in the New York State Supreme Court, alleges that the defendants created a doctored budget to conceal the poor performance of the United Kingdom operation of Learning Technologies. The complaint also alleges that the defendants represented that Learning Technologies would continue to receive business from Systemhouse even though the defendants knew that the sale of Systemhouse to EDS was imminent and that such business would cease after such sale. In February 2001, the defendants filed answers denying liability. No counterclaims against the plaintiffs have been asserted. Although discovery has not yet been completed, defendants have made a motion for summary judgment which is scheduled to be submitted on April 5, 2002.

         The Company is not a party to any other legal proceedings, the outcome of which are believed by management to have a reasonable likelihood of having a material adverse effect upon the financial condition of the Company.

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

                      Quarter                 High                     Low

2001                  First                   $5.00                  $3.50
                      Second                   5.39                   3.20
                      Third                    5.14                   3.05
                      Fourth                   4.10                   2.40

                      Quarter                 High                     Low

2000                  First                   $7.00                  $4.13
                      Second                   5.75                   3.06
                      Third                    7.13                   3.63
                      Fourth                   6.38                   3.63

         The number of shareholders of record of the Common Stock as of March 22, 2002 was 2,114 and the closing price of the Common Stock on the New York Stock Exchange on that date was $3.68.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES
Item 6.  Selected Financial Data


Operating Data                                              (in thousands, except per share data)
----------------------------------------------------------------------------------------------------------------------------------
Years ended December 31,                                2001             2000              1999              1998             1997
----------------------------------------------------------------------------------------------------------------------------------
Sales                                               $186,611         $197,467          $224,810          $284,682         $234,801
Gross margin                                          22,577           19,789            26,379            41,993           35,229
Interest expense                                       4,733            5,616             4,922             3,896            4,075
Income (loss) before taxes                             1,570          (34,265)          (21,293)             (695)           2,730
Net (loss) income                                       (945)         (25,392)          (22,205)           (2,061)           3,423
----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share:
Basic                                                  (.09)           (2.04)            (1.95)             (.19)              .33
Diluted                                                (.09)           (2.04)            (1.95)             (.19)              .31
----------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data
December 31,                                            2001             2000              1999              1998             1997
----------------------------------------------------------------------------------------------------------------------------------
Cash, cash equivalents and trading securities       $  1,705         $ 11,317          $  4,068          $  7,548         $ 13,725
Short-term borrowings                                 32,338           36,162            40,278            30,723           23,945
Working capital (deficit)                             (2,750)           1,834              (146)           13,989           34,797
Total assets                                         163,891          212,578           197,118           210,905          190,612
Long-term debt                                         6,863           17,612            18,490            21,559            6,588
Stockholders' equity                                  95,943          112,518            99,982           120,335          126,583
----------------------------------------------------------------------------------------------------------------------------------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

RESULTS OF OPERATIONS

Overview

The Company's primary operating entity is General Physics, which is a performance improvement company that assists productivity driven organizations to maximize workforce performance by integrating people, processes and technology. General Physics is a total solution provider for strategic training, engineering, consulting and technical support services to Fortune 1000 companies, government, utilities and other commercial customers. General Physics' operations were resegmented in 2000 to two segments: the Manufacturing & Process Group and the IT Group. In addition to General Physics, the Company has a third segment, MXL Industries, which manufactures molded and coated optical products and a fourth operating segment, Hydro Med Sciences Group. The Company also holds a number of investments in publicly held companies, including Millennium, GSES and FSP and a private company Hydro Med Sciences ("HMS").

In 2001, the Company had income before income taxes of $1,570,000 compared to a loss of $34,265,000 in 2000. The increase in income before income taxes in 2001, as compared to 2000, was primarily due to the negative impact on the Company's 2000 results of the closing of the open enrollment IT business in the third quarter of 2000. The results of 2000 also included an asset impairment charge of $19,245,000, a restructuring charge of $8,630,000, and a loss of $7,331,000 from the total IT operations. During 1999, the Company adopted restructuring plans, primarily related to its IT Business segment, believing at that time that the strategic initiatives and cost cutting moves taken in late 1999 and the first quarter of 2000 would enable the IT Group to return to profitability. However, as those plans were unsuccessful, the Company decided to close the open enrollment IT business in the UK and Canada in the third quarter of 2000.

In 2001, the Company had a net gain of $4,294,000 on marketable securities, primarily relating to the Company's sale of 2,081,000 shares of Millennium, 861,000 of which were trading securities and 1,220,000 of which were available-for- sale. The Company received gross proceeds of $14,624,000 from these sales. In addition, the Company recorded a $2,370,000 credit to compensation expense related to a deferred compensation plan offered to certain of its employees, which is included as a credit to Selling, general and administrative expense (see Note 3 to the Consolidated Financial Statements). The Company also had restructuring charge reversals of $1,174,000 primarily relating to favorable settlements on certain lease and contractual obligations. These items were offset by an operating loss from HMS of approximately $3,400,000 and a $320,000 write-down on investments, of which $200,000 related to FSP. In addition, the Company recorded charges of approximately $1,050,000 relating to financial consulting services (of which $750,000 is a non-cash stock based award) and

$400,000 relating to a potential new credit agreement which was not consummated. The Company also incurred in excess of $500,000 relating to legal fees relating to the Company's litigation against MCI Communications Corporation, Systemhouse and Electronic Data System Corporation, as successor to Systemhouse (see Note
19).

In 2000 the Company had a gain of $10,111,000 on trading securities primarily relating to its 861,500 shares of Millennium stock held as trading securities at December 31, 2000 and the gain on the sale of 138,500 shares of Millennium stock sold during the fourth quarter of 2000. This was offset by equity losses of $2,389,000, which were primarily the result of an equity loss related to GSES of $1,936,000 in 2000, which is included in investment and other income (loss). The Company also recorded write-downs of $2,400,000 related to its investment in FSP and $1,000,000 related to its investment in GSES in 2000, which is included in Loss on investments. In addition, the Company recorded a $3,809,000 non-cash compensation expense related to a deferred compensation plan offered to certain of its employees which is included in selling, general and administrative expenses.

Sales

Years ended December 31, (in thousands)         2001        2000          1999
-------------------------------------------------------------------------------
Manufacturing & Process                     $164,361     161,859       160,326
Information Technology                        11,061      24,593        53,619
Optical Plastics                              11,184      10,998        10,353
Hydro Med Sciences                                 5          17           512
------------------------------------------------------------------------------
                                            $186,611     197,467       224,810
------------------------------------------------------------------------------

The increased sales of $2,502,000 achieved by the Manufacturing & Process Group in 2001 compared to 2000 was the result of increased sales in the government sector, offset by decreased sales in the automotive, telecommunications and advanced manufacturing sectors. These decreases were due to the continued downturn in the economy compounded by the effects of the events of September 11, 2001. The decrease in sales of $13,532,000 in the IT Group in 2001 was primarily the result of the shut-down of the open enrollment IT business in the third quarter of 2000.

The increased sales of $1,533,000 achieved by the Manufacturing & Process Group in 2000 as compared to 1999 was the result of increased sales in the automotive, telecommunications and advanced manufacturing sectors, offset by decreases in the aerospace and government sector. The decrease in sales of $29,026,000 in the IT Group in 2000 as compared to 1999 was primarily the result of the decreased open enrollment IT business in the first six months of the year and then its closing in the third quarter.

In 2001 and 2000, the sales in the Optical Plastics Group (MXL) increased 2% and 6%, respectively. In 2001 MXL's major customer comprised 27% of the segment's net sales and in 2000, MXL's major customer comprised 34% of the segment's net sales.


Gross margin


Years ended December 31, (in thousands)        2001                      2000                 1999
---------------------------------------------------------------------------------------------------------
                                                        %                        %                      %
                                                      ---                      ---                    ---
Manufacturing & Process                 $18,551       11.3        $22,277      13.8     $24,976       15.6
Information Technology                    1,781       16.1         (4,645)        -      (1,085)         -
                                       --------                  --------              --------

General Physics                          20,332       11.6         17,632       9.5      23,891       11.2
                                        -------                   -------               -------

Optical Plastics                          2,816       25.2          2,888      26.3       2,719       26.3
HMS                                        (571)        -            (731)        -        (231)         -
----------------------------------------------------------------------------------------------------------
                                        $22,577       12.1        $19,789      10.0     $26,379       11.7
----------------------------------------------------------------------------------------------------------

General Physics total gross margin increased from $17,632,000 to $20,332,000 from 2000 to 2001. This increase was primarily attributable to the turnaround of the Company's IT operations which returned to profitability in 2001.

The gross margin of $18,551,000 by the Manufacturing & Process Group in 2001 decreased both in terms of dollars and percent of sales as compared to 2000. This decrease was due to the continued downturn in the higher margin automotive and advanced manufacturing sectors. This decrease was offset by an increase in revenues for the lower margin government sectors. In addition, there was increased investment in the e-Learning business and increased expenses due to staff reduction in the third and fourth quarters due to the events of September 11, 2001 and the continued downturn in the economy.

The gross margin of $22,277,000 by the Manufacturing & Process Group in 2000 decreased both in terms of dollars and percent of sales, as compared to 1999, as the result of significant investment in the e-Learning business and reduced business in certain areas of the automotive sector, which typically generates higher margins.

The increase in the IT Group gross margin in 2001 was due to the Company's renewed focus on its contract IT operations. The decrease in the IT Group in 2000 as compared to 1999 was the result of operating and shutdown losses related to the IT open enrollment business in the U.K. and Canada. The negative gross margin incurred by the IT Group in 1999 was principally caused by (1) lower than anticipated sales levels, (2) write-offs of inventory and other revenue producing activities which were exited as a result of the restructuring plans, and (3) lower labor utilization, as compared to 1998.

The gross margin earned by the Optical Plastics Group remained relatively stable in 2001, 2000 and 1999.

Investment and other income (loss), loss on investments, and gains on marketable securities, net,

  Years ended December 31, (in thousands)        2001          2000        1999
  -----------------------------------------------------------------------------
    Investment and other income, (loss)        $  496      $ (1,306)    $   223
    Loss on investments                          (320)       (3,400)     (1,662)
    Gains on marketable securities, net         4,294        10,111       3,016
  -----------------------------------------------------------------------------

The investment and other income, (loss) in 2001 was primarily related to interest income on loans receivables. The investment and other income (loss) for 2000 was primarily due to equity losses of $2,389,000 relating to the Company's equity investments. These losses were offset by investment and other income of $1,083,000 relating primarily to interest on loans receivable. The investment and other income for 1999 was primarily due to income of approximately $884,000 related to interest on loans receivable. This income was offset by equity losses of approximately $661,000 relating to the Company's equity investments.

The loss on investments in 2001, 2000 and 1999 was due to write-downs of $320,000, $3,400,000 and $1,662,000, respectively, in the carrying value of the Company's equity investments.

The gain on marketable securities, net in 2001, was primarily due to the Company's disposal of trading securities and available-for-sale securities in Millennium. The gain on marketable securities, net for 2000 was due to a gain on Millennium trading securities of $7,779,000 and a $1,818,000 gain on the sale of Millennium trading securities, along with gains on available-for-sale securities of $432,000 and $82,000 related to ISI and Duratek, respectively. The gain on marketable securities, net for 1999 was due to a gain on the Company's available-for-sale securities of $3,016,000.

Selling, general, and administrative expenses

The decrease in SG&A of $4,050,000 in 2001 as compared to 2000 was primarily attributable to a deferred compensation credit of $2,370,000 in 2001 as opposed to a charge of $3,809,000 in 2000 due to fluctuations in the share price of Millennium. However, this decrease was offset by increased SG&A expenses at HMS as a result of increased costs incurred by HMS for phase 3 clinical trials of its prostate cancer product. Selling, general and administrative expenses (SG&A) decreased from $36,953,000 in 1999 to $25,968,000 in 2000 and again decreased to $21,918,000 in 2001. The decrease in SG&A of $10,985,000 in 2000 from 1999 was attributable to aggressive cost-cutting efforts, the exiting and discontinuation of the IT open enrollment business during 2000 and write-offs in 1999 related to actions taken to restructure the IT open enrollment business as discussed below.

The decrease in SG&A in 2000 as compared to 1999 was attributable to decreases within the Manufacturing & Process Group, primarily as a result of $4,437,000 in write-offs in 1999 of certain assets related to certain revenue producing activities, which were exited as part of the restructurings, and costs incurred by the IT Group. In addition, in 1999 the Company incurred $2,747,000 of costs related to the terminated merger agreement with VS&A.

Interest expense

Interest expense was $4,733,000 in 2001, $5,616,000 in 2000 and $4,922,000 in
1999. The reduction in interest expense in 2001 was the result of lower debt levels towards the end of 2001, as well as lower interest rates, offset however by an increase in bank fees. The increased interest expense in 2000 was the result of increased interest rates.

Income taxes

Income tax (expense) benefit for 2001, 2000 and 1999 was $(2,515,000), $8,873,000 and $(912,000), respectively.

For the year ended December 31, 2001, the current income tax provision of $723,000 represents state taxes of $537,000, and foreign taxes of $186,000. The increase of $533,000 in the valuation allowance in 2001 was attributable primarily to foreign net operating losses for which no tax benefit has been provided.

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

The Company had an effective tax rate of 160% for the year ended December 31, 2001. This rate was primarily due to the tax treatment for financial statement purposes of the sale by the Company in 2001 of certain shares of available-for-sale securities accounted for pursuant to SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities."

The Company had an effective tax rate of 26% for the year ended December 31, 2000, which was primarily due to net losses from foreign operations for which no tax benefit has been provided, offset by an increase in the valuation allowance.

At December 31, 2001, the Company had a net deferred tax asset of $4,289,000, which management believes will more likely than not be realized.

Liquidity and capital resources

At December 31, 2001, the Company had cash and cash equivalents totaling $1,705,000.
The Company believes that cash generated from operations, borrowing availability under its credit agreement and cash generated from its sale of marketable securities will be sufficient to fund the working capital and other needs of the Company. The Company entered into an amended three-year $40 million Revolving Credit Facility in December 2001 with a syndicate of three banks. At December 31, 2001, there is approximately $7,800,000 available under the facility (see
Note 5). The Company was in compliance with all financial covenants as of December 31, 2001.

The Company has guaranteed $1,800,000 of GSES' debt through March 2003, and has also guaranteed the leases for two of FSP's warehouses totaling approximately $1,513,000 per year through 2007 (see Note 17).

For the year ended December 31, 2001, the Company's working capital decreased by $4,584,000 to a deficit of $2,750,000. The working capital decrease was primarily due to the sale of trading securities of $8,830,000, the reduction of accounts receivables of $4,778,000 and the reduction of costs and estimated earnings in excess of billings of $3,936,000, offset by a reduction in short-terms borrowings of $3,824,000 and accounts payable and accrued expenses of $8,145,000.

In addition, of the remaining restructuring charges of $2,726,000, $1,162,000 is currently due. In connection with the reserves established for the restructuring charges in 2000 and 1999, $2,965,000 has been utilized and $1,174,000 has been reversed during the year ended December 31, 2001.

The decrease in cash and cash equivalents of $782,000 for the year ended December 31, 2001 resulted from cash used in investing activities of $3,888,000 and financing activities of $8,105,000, primarily offset by cash provided by operations of $11,187,000. Net cash used in investing activities of $3,888,000 includes $6,700,000 due to the deconsolidation of HMS, $1,451,000 of additions to property, plant and equipment, $822,000 of additions to intangible assets, and a $482,000 increase to investments and other assets, offset by proceeds from the sale of marketable securities of $5,567,000. Net cash used in financing activities consisted primarily of repayments of short-term borrowings and long-term debt, offset by net proceeds from HMS's preferred stock and by proceeds from issuance of long-term debt.

Management discussion of critical accounting policies

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Certain of our accounting policies require higher degrees of judgment than others in their application. These include contract revenue and cost recognition, valuation of accounts receivables, impairment of long-lived and intangible assets and income tax recognition of deferred tax items which are summarized below. In addition, Note 1 to the Consolidated Financial Statements includes further discussion of our significant accounting policies.

Contract revenue and cost recognition.

The Company provides services under time-and-materials, cost-plus-fixed fee and fixed-price contracts. Under time-and-material and certain costs-plus-fixed fee and fixed-price contracts under which costs are generally incurred in proportion with contracted billing schedules, revenue is recognized as costs are incurred and includes estimated fees at predetermined rates when the customer may be billed. Such method is expected to result in reasonably consistent profit margins over the contract term. For certain cost-plus-fixed-fee and fixed price contracts, the Company follows the guidance contained in AICPA Statement of Position ("SOP") 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. SOP 81-1 requires the use of percentage-of-completion accounting for long-term contracts that contain enforceable rights regarding services to be provided and received by the contracting parties, consideration to be exchanged, and the manner and terms of settlement, assuming reasonably dependable estimates of revenue and expenses can be made. The percentage-of-completion methodology generally results in the recognition of reasonably consistent profit margins over the life of a contract. Amounts recognized in revenue are calculated using the percentage of services completed, on a current cumulative cost to total cost basis. Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point in time during a contract's term. The resulting difference is recognized as unbilled or deferred revenue. Differences between recorded costs and estimated earnings and final billings are recognized in the period in which they become determinable. Costs and estimated earnings in excess of billings on uncompleted contracts are recorded as a current asset. Billings in excess of costs and estimated earnings or uncompleted contracts are recorded as a current liability. Generally contracts provide for the billing of costs incurred and estimated earnings on a monthly basis.

Any estimation process, including that used in preparing contract accounting models, involves inherent risk. We reduce the inherent risk relating to revenue and cost estimates in percentage-of-completion models through corporate policy, approval and monitoring processes. Risks relating to service delivery, usage, productivity and other factors are considered in the estimation process. If sufficient risk exists, a zero-profit methodology is applied to a specific client contract's percentage-of-completion model whereby the amount of revenue recognized is limited to the amount of costs incurred until such time as the risks have been partially or wholly mitigated through performance. Our estimates of revenues and expenses on client contracts change periodically in the normal course of business, occasionally due to modifications of our contractual arrangements. In addition, the implementation of cost saving initiatives and achievement of productivity gains generally results in a reduction of estimated total contract expenses on affected client contracts. For all client contracts, provisions for estimated losses on individual contracts are made in the period in which the loss first become apparent. There is no certainty that events beyond anyone's control such as economic downturns or significant prolonged decreases in performance improvement services could occur.

Valuation of accounts receivables

Provisions for allowance for doubtful accounts are made based on historical loss experience adjusted for specific credit risks. Measurement of such losses requires consideration of the Company's historical loss experience, judgments about customer credit risk, and the need to adjust for current economic conditions.

Impairment of long-lived tangible and intangible assets

Impairment of long-lived tangible and intangible assets result in a charge to operations whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived tangible assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by determining the amount by which the carrying amount of the assets exceeds the fair value of the asset.

The measurement of the future net cash flows to be generated is subject to management's reasonable expectations with respect to the Company's future operations and future economic conditions which may affect those cash flows.

The Company periodically assesses the recoverability of intangible assets by determining whether the amount of related intangible assets can be recovered through undiscounted future operating cash flows of the acquired entities. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of intangible assets will be impacted if estimated future operating cash flows are not achieved.

The Company will adopt SFAS 142 in 2002 which requires that goodwill and intangible assets with indefinite lives will no longer be amortized but will be subject to impairment review. Long lived tangible assets and intangible assets with definite lives will be subject to impairment under SFAS No. 144.

Income tax recognition

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered. In assessing the realizability of the deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Restructuring reserves

The Company adopted restructuring plans, primarily related to its open enrollment IT business, in 2000 and 1999. In order to identify and calculate the associated costs to exit this business, management makes assumptions regarding estimates of future liabilities for operating leases and other contractual obligations, severance costs and the net realizable value of assets. Management believes its estimates, which are reviewed quarterly, to be reasonable and considers its knowledge of the industry, its previous experience in exiting activities and valuations from independent third parties if necessary, in calculation of such estimates.

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

As of the date of adoption, the Company had unamortized goodwill in the amount of approximately $56,000,000 and unamortized identifiable intangible assets in the amount of approximately $1,500,000 both of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was approximately $2,700,000 and $2,800,000 for the years ended December 31, 2001 and 2000. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business.

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

As of December 31, 2001, the Company had approximately $35,000,000 of variable rate borrowings. The Company estimates that for every 1% fluctuation in general interest rates, assuming debt levels at December 31, 2001, interest expense would vary by $350,000.

The Company's net investment in its foreign subsidiaries, including intercompany balances, at December 31, 2001, was in a net asset position with respect to such subsidiaries of approximately $1,739,000, as a result of restructurings over the past two years and accordingly, fluctuations in foreign currency do not have a material impact on the Company's financial position.

The forward-looking statements contained herein reflect the Company's management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, all of which are difficult to predict and many of which are beyond the control of the Company, including, but not limited to those risks and uncertainties detailed in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                           Page

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENTS OF GP STRATEGIES CORPORATION
AND SUBSIDIARIES:

    Independent Auditors' Report                                            30

    Consolidated Balance Sheets - December 31, 2001 and 2000                31

    Consolidated Statements of Operations - Years ended December 31,
    2001, 2000, and 1999                                                    33

    Consolidated Statements of Changes in Stockholders' Equity - Years
    ended December 31, 2001, 2000, and 1999                                 34

    Consolidated Statements of Cash Flows - Years ended December 31,
     2001, 2000, and 1999                                                   35

    Notes to Consolidated Financial Statements                              37

SUPPLEMENTARY DATA (Unaudited)

         Selected Quarterly Financial Data                                  74

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GP Strategies Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

New York, New York
March 28, 2002

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
              (in thousands, except shares and par value per share)


December 31,                                                 2001         2000
-------------------------------------------------------------------------------
Assets
Current assets
Cash and cash equivalents                               $   1,705    $   2,487
Trading securities                                                       8,830
Accounts and other receivables (of which
  $8,145 and $11,413 are from government
  contracts) less allowance for doubtful
  accounts of $529 and $859                                41,610       46,388
Inventories                                                 1,734        1,688
Costs and estimated earnings in excess of billings on
  uncompleted contracts, of which $797 and $532
  relate to government contracts                            8,579       12,515
Prepaid expenses and other current assets                   3,780        3,955
------------------------------------------------------------------------------
Total current assets                                       57,408       75,863
------------------------------------------------------------------------------
Investments, advances and marketable securities            30,400       62,093
------------------------------------------------------------------------------
Property, plant and equipment, net                          8,718        9,787
------------------------------------------------------------------------------
Intangible assets, net of accumulated
 amortization of $35,162 and $31,618
Goodwill                                                   55,988       58,246
Patents, licenses and deferred charges                      2,035        1,746
------------------------------------------------------------------------------
                                                           58,023       59,992
Deferred tax asset                                          4,289
Other assets                                                5,053        4,843
------------------------------------------------------------------------------
                                                         $163,891     $212,578
------------------------------------------------------------------------------



          See accompanying notes to consolidated financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              (in thousands, except shares and par value per share)


December 31,                                                        2001              2000
-------------------------------------------------------------------------------------------
Liabilities and stockholders' equity
Current liabilities
Current maturities of long-term debt                           $     637          $  1,311
Short-term borrowings                                             32,338            36,162
Accounts payable and accrued expenses                             17,089            25,234
Billings in excess of costs and estimated
 earnings on uncompleted contracts                                10,094            11,322
------------------------------------------------------------------------------------------
Total current liabilities                                         60,158            74,029
------------------------------------------------------------------------------------------

Long-term debt less current maturities                             6,226            16,301
Deferred tax liability                                                               6,504
Other non-current liabilities                                      1,564             3,226

Commitments and contingencies

Stockholders' equity
Preferred stock, authorized 10,000,000
 shares, par value $.01 per share, none issued
Common stock, authorized 25,000,000 shares, par
 value $.01 per share, issued 12,788,743 and 12,491,417
 shares (of which  54,373 and 334,937 shares are held in
 treasury)                                                           128               125
Class B common stock, authorized 2,800,000 shares, par
 value $.01 per share, issued and outstanding 900,000 and
 800,000 shares                                                        9                 8
Additional paid-in capital                                       180,078           179,955
Accumulated deficit                                              (87,939)          (86,994)
Accumulated other comprehensive income                             8,364            27,237
Notes receivable from stockholder                                 (4,095)           (4,095)
Treasury stock at cost                                              (602)           (3,718)
------------------------------------------------------------------------------------------
Total stockholders' equity                                        95,943           112,518
------------------------------------------------------------------------------------------
                                                                $163,891          $212,578
------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)


Years ended December 31,                                 2001             2000              1999
-------------------------------------------------------------------------------------------------
Sales                                                $186,611         $197,467          $224,810
Cost of sales                                         164,034          177,678           198,431
------------------------------------------------------------------------------------------------
Gross margin                                           22,577           19,789            26,379
------------------------------------------------------------------------------------------------
Selling, general and administrative                   (21,918)         (25,968)          (36,953)
Interest expense                                       (4,733)          (5,616)           (4,922)
Investment and other income (loss)
(including interest income of $16,
 $142 and $193)                                           496           (1,306)              223
Loss on investments                                      (320)          (3,400)           (1,662)
Gains on marketable securities, net                     4,294           10,111             3,016
Asset impairment charge                                                (19,245)
Restructuring reversal (charge)                         1,174           (8,630)           (7,374)
------------------------------------------------------------------------------------------------
Income (loss) before income taxes                       1,570          (34,265)          (21,293)
Income tax (expense) benefit                           (2,515)           8,873              (912)
------------------------------------------------------------------------------------------------
Net loss                                            $    (945)         (25,392)        $ (22,205)
------------------------------------------------------------------------------------------------
Net loss per share
Basic                                               $   (.09)           (2.04)        $   (1.95)
Diluted                                                 (.09)           (2.04)            (1.95)
-----------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                  Years ended December 31, 2001, 2000, and 1999
                 (in thousands, except for par value per share)

                                                                              Accumulated              Notes re
                                         Class B                                    other    Compre-   reivable   Treasury     Total
                                 Common   common  Additional                       compre-    hensive     from      stock     stock-
                                  stock    stock     paid-in   Accumulated        hensive     income     stock-        at   holders'
                               ($01 Par) $.01 Par)    capital       deficit   income (loss)    (loss)    holder       cost    equity
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998       $111     $ 3     $164,217      (39,397)     $      99    $          $(1,742)    (2,956) $120,335
-----------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                          (916)       (916)                          (916)
Net loss                                                         (22,205)                    (22,205)                        22,205)
----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive loss                                                                     (23,121)                       (23,121)
Issuance and sale of common
 stock                                4       2        5,794                                            (1,075)               4,725
Purchase of treasury stock                                                                                         (1,957)   (1,957)
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999        115       5      170,011     (61,602)           (817)               (2,817)    (4,913)   99,982
----------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                        28,054      28,054                         28,054
Net loss                                                         (25,392)                    (25,392)                       (25,392)
-----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                     2,662                          2,662
Issuance and sale of common
 stock                               10       3        5,430                                            (1,278)              4,165
Issuance of treasury stock                                                                                         1,195     1,195
Issuance of stock by equity
 investee                                              4,514                                                                 4,514
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000       $125     $ 8     $179,955    $(86,994)      $ 27,237    $           $(4,095)  $(3,718) $112,518
----------------------------------------------------------------------------------------------------------------------------------
Other comprehensive loss                                                        (18,873)    (18,873)                       (18,873)
Net loss                                                            (945)                      (945)                          (945)
-----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive loss                                                                    (19,818)                       (19,818)
Issuance and sale of common
 stock and warrants                   3       3        2,924                                                                 2,930
Issuance of treasury stock
 in ex change for class B
 common stock                                (2)      (2,801)                                                      3,116       313
----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001       $128     $ 9     $180,078    $(87,939)      $  8,364    $           $(4,095)    $ (602)  $95,943
----------------------------------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
----------------------------------------------------------------------------------------------------------
Years ended December 31,                                           2001             2000              1999
-----------------------------------------------------------------------------------------------------------
Cash flows from operations:

Net loss                                                      $    (945)        $(25,392)         $(22,205)
Adjustments to reconcile net income (loss)
 to net cash provided by (used in)
 operating activities:
Depreciation and amortization                                     5,902            6,628             7,794
Issuance of stock for profit incentive plan                       1,780            1,668             1,345
Restructuring (reversal) charge                                  (1,174)           8,630             7,374
Gains on trading securities, net                                 (4,294)         (10,111)           (3,016)
Loss on investments                                                 320            3,400             1,662
Non-cash consultant fees                                            750
Loss on equity investments and other, net                             7            2,389               535
Deferred income taxes                                             1,112           (9,649)             (700)
Non-cash compensation charge (credit)                            (2,370)           3,809
Asset impairment charge                                                           19,245
Proceeds from sale of trading securities                          9,141            2,031               872

Changes in other operating items,
 net of effect of acquisitions and disposals:
Accounts and other receivables                                    4,285            8,997               146
Inventories                                                        (197)            (177)              474
Costs and estimated earnings in excess of
 billings on uncompleted contracts                                3,936            1,723             1,157
Prepaid expenses and other current assets                           (74)           1,030             1,491
Accounts payable and accrued expenses                            (5,764)         (12,899)           (1,981)
Billings in excess of costs and estimated
 earnings on uncompleted contracts                               (1,228)           1,324            (4,201)
----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operations                       $11,187          $ 2,646          $ (9,253)
----------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)
----------------------------------------------------------------------------------------------------------
Years ended December 31,                                           2001             2000              1999
-----------------------------------------------------------------------------------------------------------
Cash flows from investing activities:

Additions to property, plant and
 equipment, net                                               $  (1,451)       $  (1,040)        $  (2,959)
Additions to intangible assets                                     (822)            (429)           (3,153)
Proceeds from sale of marketable securities                       5,567              668             4,185
Deconsolidation of HMS                                           (6,700)
Reduction of (increase to) investments
 and other                                                         (482)          (2,119)            1,381
----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                            (3,888)          (2,920)             (546)
----------------------------------------------------------------------------------------------------------

Cash flows from financing activities:

Proceeds from issuance of Class B Shares                            900            1,200
Net proceeds from issuance of HMS Preferred Stock                 6,700
Repayments of short-term borrowings                              (3,824)          (4,116)
Proceeds from short-term borrowings                                                                  9,555
Deferred financing costs                                         (1,132)
Proceeds from issuance of long-term debt                          3,131            2,640
Repayment of long-term debt                                     (13,880)          (1,343)           (2,385)
Exercise of common stock
 options and warrants                                                                234               940
Repurchase of treasury stock                                                                        (1,129)
----------------------------------------------------------------------------------------------------------
Net cash (used in) provided by
 financing activities                                            (8,105)          (1,385)            6,981
----------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on
 cash and cash equivalents                                           24               78                79
----------------------------------------------------------------------------------------------------------
Net decrease in cash and
 cash equivalents                                                  (782)          (1,581)           (2,739)
Cash and cash equivalents at
 beginning of year                                                2,487            4,068             6,807
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                          1,705         $  2,487          $  4,068
----------------------------------------------------------------------------------------------------------
Supplemental disclosures of
 cash flow information:
Cash paid during the year for:
 Interest                                                      $  3,958         $  5,447          $  5,078
 Income taxes                                                 $     407         $    557          $  1,097

          See accompanying notes to consolidated financial statements.


                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

1.       Description of business and summary of significant accounting policies

Description of business.

GP Strategies Corporation (the "Company") currently has four operating business segments. The Company's principal operating subsidiary is General Physics Corporation (GP or General Physics). GP is a performance improvement company that assists productivity driven organizations to maximize workforce performance by integrating people, processes and technology.

GP is a total solutions provider for strategic training, engineering, consulting and technical support services to Fortune 1000 companies, government, utilities and other commercial customers. During the first three quarters of 2000, GP operated under three business segments. However in the fourth quarter of 2000, as a result of organizational and operational changes at GP and the shut down of the IT open enrollment business because of continued operating losses in the third quarter of 2000, the Company combined the Manufacturing Services Group with the Process and Energy Group at GP. Therefore, GP now operates in only two business segments. The Manufacturing & Process Group provides technology based training, engineering and consulting to leading companies in the automotive, steel, power, chemical, energy, pharmaceutical and food and beverage industries, as well as to the government sector. The Information Technology Group provides information training programs and solutions, including Enterprise Solutions and comprehensive career training and transition programs.

The Company's Optical Plastics Group, through its wholly owned subsidiary MXL Industries, Inc. (MXL), manufactures molded and coated optical products, such as shields and face masks and non-optical plastic products. The Company's fourth segment is the Hydro Med Sciences Group. In addition, as of December 31, 2001, the Company has investments in Millennium Cell Inc. (Millennium), Hydro Med Sciences (HMS) (see Note 3), Five Star Products, Inc. (FSP), GSE Systems, Inc.
(GSES), GTS Duratek, Inc. (Duratek) and Interferon Sciences, Inc. (ISI) (see
Note 3).

Principles of consolidation and investments. The consolidated financial statements include the operations of the Company and, except for HMS as discussed below, its majority-owned subsidiaries. Investments in 20% - 50% owned companies are generally accounted for by the equity method of accounting. Although the Company owns 100% of the common stock of HMS it no longer has financial and operating control of the entity and accordingly, effective December 27, 2001 accounts for its investment in HMS as an equity investment (see Note 3). All significant intercompany balances and transactions have been eliminated.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

1. Description of business and summary of significant accounting policies (Continued)

Cash and cash equivalents. Cash and cash equivalents of $1,705,000 and $2,487,000 at December 31, 2001 and 2000, respectively, consist of cash and highly liquid debt instruments with original maturities of three months or less.

Marketable securities. Marketable securities at December 31, 2001 and 2000 consist of U.S. corporate equity securities. The Company classifies its marketable securities as trading or available-for-sale investments. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings, and a new cost basis is established. Gains and losses are derived using the average cost method for determining the cost of securities sold.

Trading securities, which are generally expected to be sold within one year, are included as such on the Consolidated Balance Sheet. Available-for-sale securities are included in Investments, advances and marketable securities on the Consolidated Balance Sheet. Trading and available-for-sale securities are recorded at their fair value. Trading securities are held principally for the purpose of selling them in the near term. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity in Accumulated other comprehensive income, net of the related tax effect, until realized.

Inventories. Inventories are valued at the lower of cost or market, using the first-in, first-out (FIFO) method.

Foreign currency transactions. The Company's Swiss Bonds, which were converted into common shares in June 2000 (see Note 7), were subject to currency fluctuations. During the years ended December 31, 2000 and 1999, the Company realized foreign currency transaction gains of $58,000 and $245,000, respectively. These amounts are included in Investment and other income (loss), net.

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

Comprehensive income. Comprehensive income consists of net income (loss), net unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments.

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

Depreciation. The Company provides for depreciation of property, plant and equipment primarily on a straight-line basis over the following estimated useful lives:

  CLASS OF ASSETS                           USEFUL LIFE
------------------------------------------------------------------------------

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

1. Description of business and summary of significant accounting policies (Continued)

The Company has investments in land of approximately $2.6 million, included in other assets in the Consolidated Balance Sheet, which are currently held for sale. Management believes the fair value of these investments exceed their carrying value.

Intangible assets. The excess of cost over the fair value of net assets of businesses acquired is recorded as goodwill and is amortized on a straight-line basis over periods ranging from 5 to 40 years. The Company capitalizes costs incurred to obtain and maintain patents and licenses. Patent costs are amortized over the lesser of 17 years or the remaining lives of the patents, and license costs over the lives of the licenses. The Company also capitalizes costs incurred to obtain long-term debt financing. Such costs are amortized on a straight line basis over the terms of the related debt and such amortization is classified as interest expense in the Consolidated Statements of Operations.

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

Sales of subsidiary stock. The Company recognizes gains and losses on sales of subsidiary stock in its Consolidated Statements of Operations, except in circumstances where the realization of the gain is not reasonably assured or the sale relates to issuance of preferred stock.

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

Concentrations of credit risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and accounts receivable. The Company places its cash investments with high quality financial institutions and limits the amount of credit exposure to any one institution. With respect to accounts receivable, approximately 20% are related to United States government contracts, and the remainder are dispersed among various industries, customers and geographic regions. In addition, the Company has investments in various public and private equity securities, including HMS, Millennium, ISI, FSP and GSES.

Reclassification. Certain prior year amounts in the financial statements and notes thereto have been reclassified to conform 2001 classifications.

1. Description of business and summary of significant accounting policies (Continued)

Recent Accounting Pronouncements: In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

As of the date of adoption (January 1, 2002), the Company had unamortized goodwill in the amount of $56 million and unamortized identifiable intangible assets in the amount of $1.5 million, all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $2.7 million and $2.8 million for the years ended December 31, 2001 and 2000, respectively.

In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement 121.

Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Statement No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company has not yet determined the impact of adopting this pronouncement on its financial statements.

2.       Goodwill

(a)      Learning Technologies

In 1998, General Physics acquired the Learning Technologies business of Systemhouse, an MCI company. Learning Technologies is a computer technology training and consulting organization, with offices and classrooms in Canada, the United States and the United Kingdom. General Physics purchased Learning Technologies for $24,000,000 in cash. The Company accounted for this transaction under the purchase method of accounting, and recorded $23,216,000 of goodwill, which is being amortized over 30 years.

In July 2000, as a result of the continued operating losses incurred by its IT Group, as well as the determination that revenues would not increase to profitable levels, the Company closed its open enrollment IT business in the UK and Canada. As a result, the Company recorded asset impairment charges of $19,245,000 of which $16,663,000 related to intangible assets (see Note 15). The Company believes that the remaining unamortized goodwill of approximately $5,000,000, which relates to the IT project business, is recoverable from future operations.

(b)      Deltapoint Corporation

In 1998, General Physics completed its acquisition of substantially all of the operations and net assets of The Deltapoint Corporation (Deltapoint). Deltapoint is a Seattle, Washington based management consulting firm focused on large systems change and lean-enterprise. General Physics purchased Deltapoint for approximately $6,300,000 in cash and a future earnout, as described in the Asset Purchase Agreement. The Company has accounted for this transaction under the purchase method of accounting and has recorded approximately $4,858,000 of goodwill, which is being amortized over 20 years. Pursuant to the terms of the future earnout, General Physics agreed to pay a percentage of revenues earned for each of the three years following acquisition provided minimum revenue and earnings goals are achieved. These amounts will be recorded as additional purchase price and as additional goodwill when incurred. Based upon the goals reached by Deltapoint in 1999, General Physics paid an additional $1,836,000 of consideration, which was recorded as goodwill. There were no payments required in 2001 and 2000.

(c)      General Physics Corporation

The Company has goodwill resulting from the acquisition of General Physics of $31,275,000, net of accumulated amortization of $7,125,000, which is being amortized over 30 years.

3.       Investments, advances and marketable securities

         Investment and advances

At December 31, 2001 and 2000, Investments and advances were comprised of the following:

                                               December 31,
                                         2001                   2000
                                      ----------             ----------
Five Star Products, Inc.              $ 6,238                $ 6,507
GSE Systems, Inc.                       3,004                  3,021
Hydro Med Sciences, Inc.                1,296                   -
Other                                     419                    817
                                      -------               --------
                                      $10,957                $10,345
                                      =======                =======

(a)      Five Star Products, Inc.

FSP is a distributor of home decorating, hardware and finishing products in the northeast. In 1998, the Company sold substantially all operating assets of its wholly-owned subsidiary, Five Star Group, Inc., to FSP for $16,476,000 and a $5,000,000 senior unsecured 8% note. The Note, as amended, is due in 2004, with interest due quarterly. The amendment, which extended the due date of the Note until September 30, 2004, also provides that the Company can receive quarterly payments of principal from FSP, if FSP achieves certain financial performance benchmarks. At December 31, 2001, the Company owned approximately 37.1% of FSP and accounts for its investment in FSP using the equity method. At December 31, 2001, the Company's investment in FSP was $6,238,000, including the $5,000,000 senior unsecured 8% note. The Company recorded write-downs on this investment of $200,000 and $2,400,000 in 2001 and 2000, respectively, which are included in Loss on investments. The Company is amortizing, over 10 years, the excess of its investment in FSP over its basis of the underlying net assets, which was approximately $330,000 at December 31, 2001.

     Information relating to the Company's investment in FSP is as follows (in thousands):


                                                          2001             2000
         ----------------------------------------------------------------------
         Long-term note receivable                     $ 5,000          $ 5,000
         Number of shares                                4,882            4,882
         Carrying amount of shares                     $ 1,238          $ 1,494
         Equity income included in
         Investment and other income, net              $   155          $   291
         ----------------------------------------------------------------------

Condensed financial information for FSP as of December 31, 2001 and 2000 and for the years then ended is as follows (in thousands):

                                                              December 31,
                                                         -----------------------
                                                          2001             2000
                                                          ----             ----
         Current assets                                $35,045          $35,112
         Non current assets                              1,139            1,205
         Current liabilities                            28,762           29,312
         Non current liabilities                         5,000            5,000
         Stockholders' equity                            2,422            2,005
         Sales                                          94,908           93,878
         Gross profit                                   16,054           16,506
         Net income                                        417              775

(b)      GSE Systems, Inc.

GSES designs, develops and delivers business and technology solutions by applying high technology-related process control, data acquisition, simulation, and business software, systems and services to the energy, process and manufacturing industries worldwide. At December 31, 2001, the Company owned approximately 20.2% of GSES and accounts for its investment in GSES using the equity method. The Company recorded write-downs on investments of $1,000,000 during both 2000 and 1999, which are included in Loss on investments. The Company is amortizing, over 15 years, the excess of its investment in GSES over its share of GSES's underlying net assets, which was approximately $994,000 at December 31, 2001.

Information relating to the Company's investment in GSES is as follows (in thousands):

                                                                2001       2000
--------------------------------------------------------------------------------
Included in Investments, advances and marketable securities:
         Number of shares                                      1,159      1,159
         Carrying amount                                     $ 3,004    $ 3,016
Equity income (loss) included in Investment
 and other income, net                                            83     (1,936)
-------------------------------------------------------------------------------

Condensed financial information for GSES as of December 31, 2001 and 2000 and for the years then ended is as follows (in thousands):

-------------------------------------------------------------------------------
                                                                 2001      2000
-------------------------------------------------------------------------------
         Current assets                                       $19,622   $20,368
         Non current assets                                    14,052    15,581
         Current liabilities                                   12,604    14,846
         Non current liabilities                                7,218    12,390
         Stockholders' equity                                  13,852     8,713
         Revenue                                               50,331    55,715
         Gross profit                                          13,950    14,893
         Net (loss) income                                        259    (8,814)
-------------------------------------------------------------------------------

(c)      Hydro Med Sciences, Inc.

HMS is a specialty pharmaceutical company engaged in the development and commercialization of prescription pharmaceuticals principally utilizing HMS's patented Hydron drug delivery technology. The Hydron drug delivery system is a subcutaneous implant that controls the amount, timing and location of the release of drug compounds into the body. The lead application of the Hydron technology is a twelve-month implant that delivers the luteinizing hormone releasing hormone histrelin for the treatment of metastatic prostate cancer (the "Histrelin Implant").

Prior to June 2000, HMS operated as a division of the Company, however, in connection with an offering of the Company's convertible subordinated exchangeable notes (see Note 7(a)), HMS was incorporated as a separate company and became a wholly-owned subsidiary of the Company.

On December 27, 2001, HMS completed a $7 million private placement of HMS Series A Convertible Preferred Stock (the "Preferred Stock") to certain institutional investors. The financing was led by Sanders Morris Harris, an experienced life sciences investor. HMS intends to use the proceeds of the offering to fund the Phase 3 clinical studies of the Histrelin Implant for the treatment of metastatic prostate cancer, as well as to fund its general research and development and other operating expenses.

The Company currently owns 100% of HMS's common stock but no longer has financial and operating control of HMS. As a condition of the private placement, the Company contractually gave up operating control over HMS through an Investors Rights Agreement. Therefore, through December 27, 2001, the operating results of HMS are consolidated within the Consolidated Statements of Operations. However, subsequent to that date the Company accounts for its investment in HMS under the equity method.

The Preferred Stock is convertible at any time at the option of the holder into approximately 41% of HMS's common stock and participates in dividends with HMS common stock on an as converted basis. Certain of the Preferred Stock holders hold the HMS Notes which can be exchanged for 19.9% of the outstanding common stock of HMS common stock on a fully diluted basis. If such holders exercise the exchange right and the Preferred Stock is converted to common stock of HMS, the Company's ownership of HMS would then be reduced to approximately 47%.

Condensed financial information for HMS as of December 31, 2001 (unaudited) is as follows:


                                                   2001

     Total assets                               $ 8,266
     Stockholders' equity                       $ 8,266
     ------------------------------------------------------------------------

Marketable securities

At December 31, 2001 and 2000, Marketable securities were comprised of the following:

                                                 December 31,
                                         2001                   2000
                                     --------                -------
Millennium Cell, Inc.                 $19,341                $51,500
GTS Duratek, Inc.                          22                    135
Interferon Sciences, Inc.                  80                    113
                                     --------                -------
                                      $19,443                $51,748
                                      =======                =======

(a)      Millennium Cell Inc.

Millennium is a development stage company, which is engaged in the development of a patented and proprietary chemical process that converts sodium borohydride to hydrogen. As of December 31, 2001 and 2000, the Company had a 14% and 22% ownership interest, respectively, representing approximately 3,703,000 and 5,900,000 shares, including approximately 446,000 and 547,000 shares of common stock subject to options, which were granted to the Company's employees to acquire Millennium shares from the Company's holdings. Prior to August 14, 2000, the Company had accounted for this investment under the equity method of accounting.

On August 14, 2000, Millennium completed an IPO of 3,000,000 shares of common stock at a price of $10 per share. Based upon the consummation of the IPO, which reduced the Company's holdings in Millennium from approximately 27% to approximately 22%, and certain organizational changes, including lack of board representation, the Company believed that it did not have significant influence on the operating and financial policies of Millennium and as such believed that it was appropriate to account for this investment under the cost method of accounting.

In connection with the IPO in 2000, the Company recorded an increase of approximately $7,114,000 in its investment in Millennium, which was credited, net of taxes of $2,600,000, to additional paid-in capital.

The majority of the Company's shares of common stock in Millennium were subject to a lock-up provision until April 6, 2001, and accordingly could not be sold by the Company before that date, unless the provision was waived by the underwriter. In addition, the Company's shares (excluding the 446,000 shares subject to options) have been pledged to its bank to secure its credit facility.

On August 23, 2000, the Company entered into an agreement pursuant to which Morgan Keegan & Company, on behalf of all of the underwriters, provided its consent for the Company to engage in a private sale of 1,000,000 shares of common stock of Millennium. As the Company intended to dispose of these shares within the near term, the underwriters agreed to waive the lock-up provisions on these shares. Accordingly, the Company classified these shares as trading securities. During the fourth quarter of 2000, GP sold 138,500 shares of Millennium. As a result of the sale of the shares, the Company recognized a gain of $1,818,434. Therefore, at December 31, 2000, the Company owned 861,500 shares included in trading securities with a value of $8,830,375.

In 2001, the Company sold the remaining 861,500 shares for proceeds of $9,141,440. In addition, the Company sold approximately 1,220,000 shares from available for sale securities for $5,482,216. For the year ended December 31, 2001, the Company has recognized a net gain of $4,294,000, which is included in gain on marketable securities, net. The approximately 3,703,000 shares remaining are classified as available for sale securities. At December 31, 2001, these shares had a fair value of approximately $19,341,000.

On February 11, 2000, the Company granted options to certain of its employees pursuant to the GP Strategies Corporation Millennium Cell, LLC Option Plan (the "Millennium Option Plan") to purchase an aggregate of approximately 547,000 of its shares of Millennium common stock, of which there are currently approximately 446,000 options outstanding. These options vest over either a one year or two year period and expire on September 30, 2002, as amended. The Company may receive approximately $500,000 (of which approximately $93,000 was received in 2001) upon exercise of all options pursuant to the Millennium Option Plan. At December 31, 2001 and 2000, the Company recorded net deferred compensation of $30,000 and $1,097,000, to be amortized over the remaining vesting period of the options, and a liability to employees of $2,008,000 and $ 5,406,000, respectively. These amounts are included in Prepaid expenses and other current assets and Accounts payable and accrued expenses, respectively, in the accompanying Consolidated Balance Sheets. Pursuant to the vesting provisions of the Millennium Option Plan, the Company recorded a non-cash compensation (credit) expense of $(2,370,000) and $3,809,000 for the years ended December 31, 2001 and 2000, respectively, which is included in Selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.

Information relating to the Company's investment in Millennium is as follows at December 31, 2001 and 2000 (in thousands):


                                                              2001        2000
--------------------------------------------------------------------------------
Included in Trading securities:
               Number of shares                            $ -             862
               Market value of shares                        -         $ 8,830

Included in Investments, advances and marketable securities:
               Number of shares                              3,703       5,024
               Available-for-sale equity securities,
                at market                                  $19,341     $51,500

         Total number of shares owned                        3,703       5,886
         Market value of shares                            $19,341     $60,330
--------------------------------------------------------------------------------

(b)      GTS Duratek, Inc.

At December 31, 2001 and 2000, the Company owned approximately 5,000 and 25,000 shares, respectively, of the common stock of Duratek. Duratek implements technologies and provides services, many of which are related to managing remediation and treating radioactive and hydrocarbon waste.

In 2000, the Company recognized a gain of $82,000 related to the sale of 38,422 shares of Duratek common stock, for proceeds of $170,767.

In 1999, the Company recognized a gain of $3,016,000 related to the sale of 927,000 shares of Duratek common stock, which generated net proceeds of $5,022,000.

Information relating to the Company's investment in Duratek is as follows (in thousands):

                                                            2001         2000
-----------------------------------------------------------------------------
      Number of shares                                         5           20
      Available-for-sale equity securities, at market       $ 22         $126
      Number of shares                                                      5
      Securities held for long-term investment, at cost     $            $  9
Total carrying amount                                       $ 22         $135
Total number of shares owned                                   5           25
Market value of shares                                      $ 22         $153
-----------------------------------------------------------------------------

(c)      Interferon Sciences, Inc.

ISI is a biopharmaceutical company engaged in the manufacture and sale of pharmaceutical products based on its highly purified, natural source multispecies alpha interferon. During 2001 and 2000, the Company recorded (losses) gains on investments of $(55,000) and $432,112 related to the sale of approximately 118,000 and 311,000 shares, respectively, of ISI. During 1999, the Company recorded losses on investment of $1,057,000 to recognize "an other than temporary" decline in value of its investment in ISI.

In an agreement dated March 25, 1999, the Company agreed to lend ISI $500,000 (the "ISI Debt"). In return, ISI granted the Company (i) a first mortgage on ISI's real estate, (ii) a two-year option to purchase ISI's real estate, provided that ISI has terminated its operations and certain other specified ISI debt has been repaid, and (iii) a two-year right of first refusal in the event ISI desires to sell its real estate. ISI issued the Company 500,000 shares of ISI common stock and a five-year warrant to purchase 500,000 shares of ISI common stock at a price of $1 per share as a loan origination fee. Pursuant to the agreement, as amended, ISI issued a note due March 15, 2002, to the Company for $500,000 of which approximately $400,000 is outstanding as of December 31, 2001. Interest accrues at the rate of 6% per annum. The Company received an additional repayment of $100,000 in January 2002. The terms of the note are currently being renegotiated. The Company's rights and collateral under the ISI Debt remain in effect.

Information relating to the Company's investment in ISI is as follows (in thousands):

                                                              2001          2000
--------------------------------------------------------------------------------
     Number of shares                                          181           299
     Available-for-sale equity securities, at market      $     80       $   113
--------------------------------------------------------------------------------

4.       Property, plant and equipment

Property, plant and equipment consists of the following (in thousands):

December 31,                                                2001           2000
-------------------------------------------------------------------------------
Land                                                    $    915       $    915
Buildings and improvements                                 3,515          3,511
Machinery and equipment                                   12,849         13,799
Furniture and fixtures                                    16,111         17,355
Leasehold improvements                                     4,147          4,853
-------------------------------------------------------------------------------
                                                          37,537         40,433
Accumulated depreciation and  amortization               (28,819)       (30,646)
-------------------------------------------------------------------------------
                                                        $  8,718       $  9,787
-------------------------------------------------------------------------------

5.       Short-term borrowings

The Company and certain of its wholly owned subsidiaries entered into an Amended and Restated secured $40,000,000 Revolving Credit (the "Amended Agreement") with various banks on December 14, 2001 which amended in its entirety the Company's former credit facility discussed below. The Amended Agreement reduced the commitment pursuant to the revolving facility to $40,000,000 (subject to borrowing base limitations specified in the Amended Agreement). The current amount outstanding under the revolving credit agreement is $32,100,000. The interest rates on the revolving credit facility are currently at prime plus 1.50% and Eurodollar plus 3.00%, at the Company's option. Based upon the financial performance of the Company, the interest rates can be reduced. The Amended Agreement is secured by all of the receivables and inventory of the Company as well as the common stock of the Company's material domestic subsidiaries and 65% of the common stock of the Company's foreign subsidiaries. The Amended Agreement also provides for additional security consisting of certain real property, personal property and substantially all marketable securities owned by the Company and its subsidiaries. The Amended Agreement contains revised minimum consolidated net worth, fixed charge coverage, leverage ratio and interest coverage ratio. The Amended Agreement also contains certain restrictive covenants, including the prohibition on future acquisitions, and provides for mandatory prepayment upon the occurrence of certain events. At December 31, 2001, the Company had approximately $7,800,000 available to be borrowed under the Amended Agreement. At December 31, 2001, the Company was in compliance with all of its financial covenants.

The Company and General Physics Canada Ltd. (GP Canada), a wholly-owned subsidiary of General Physics, had previously entered into a credit agreement, dated as of June 15, 1998, with various banks providing for a secured credit facility of $80,000,000 (the "Credit Facility") comprised of a revolving credit facility of $65,000,000 expiring on June 15, 2001 and a five-year term loan of $15,000,000. The five year term loan was payable in quarterly installments of $187,500 commencing on October 1, 1998 with a final payment of $11,250,000 due on June 15, 2003. All amounts outstanding under the term loan were repaid in 2001 in connection with the Company's Amended Agreement.

Due to the Company's restructuring charges and operating losses in 1999 and the restructuring charges, operating losses and asset impairment changes in 2000, primarily related to General Physics' IT Group, the Company was not in compliance with respect to the financial covenants in the Credit Facility as of September 30, 1999, December 31, 1999, March 31, 2000 and June 30, 2000. The Company and its lenders entered into agreements dated as of April 12, 2000 and July 31, 2000 providing for waivers of compliance with such covenants at each of those four dates. The Company was in compliance with all covenants under the facility in December 31, 2000.

On August 29, 2000, the Company and certain of its wholly owned subsidiaries entered into an Amended and Restated secured $63,500,000 Revolving Credit and Term Agreement (the "2000 Amended Agreement") which amended in its entirety the Credit Facility. The Amended Agreement reduced the commitment pursuant to the revolving Credit Facility to $49,700,000. The interest rates increased on both the revolving credit facility and the term loan to prime plus 1.25% (increased from .50%) and Eurodollar plus 2.75% (increased from 2.00%), respectively. The 2000 Amended Agreement contained revised minimum net worth, fixed charge coverage, EBITDA and consolidated liabilities to tangible net worth covenants.

6.       Accounts payable and accrued expenses

Accounts payable and accrued expenses are comprised of the following (in thousands):

December 31,                                           2001             2000
----------------------------------------------------------------------------
Accounts payable                                   $  6,661         $  8,110
Payroll and related costs                             2,340            2,690
Restructuring reserve                                 1,162            3,652
Other                                                 6,926           10,782
----------------------------------------------------------------------------
                                                   $ 17,089         $ 25,234
----------------------------------------------------------------------------

7.       Long-term debt

Long-term debt is comprised of the following (in thousands):

December 31,                                           2001             2000
----------------------------------------------------------------------------
Term loan (Note 5)                                 $                 $13,313
6%Convertible Exchangeable Notes (a)                  2,640            2,640
Senior Subordinated Debentures (b)                      641              758
MXL Pennsylvania Mortgage (c)                         1,605
MXL Illinois Mortgage (d)                             1,237
Other                                                   740              901
----------------------------------------------------------------------------
                                                    $ 6,863          $17,612
Less current maturities                                (637)          (1,311)
----------------------------------------------------------------------------
                                                    $ 6,226          $16,301
----------------------------------------------------------------------------

(a) On July 2000, the Company in a private placement transaction with two institutional investors, received $2,640,000 for 6% Convertible Exchangeable Notes due June 30, 2003 (the "HMS Notes"). The HMS Notes, at the option of the holders, may be exchanged for 19.9% of the outstanding capital stock of HMS on a fully diluted basis, as defined in the HMS Notes, or into shares of the Company's Common Stock at a conversion rate of $7.50 per share, subject to adjustment, as provided in the HMS Notes. The holders of the HMS Notes can convert or exchange at any time prior to June 30, 2003.

(b) In 1994, GP issued $15 million of 6% Senior Subordinated Debentures of which the Company owned approximately 92.7%. The Debentures are subordinated to borrowings under the Amended Agreement. During the fourth quarter of 2000, the Company converted its portion of GP's Senior Subordinated Debentures to stockholder's equity of GP. At December 31, 2001, the remaining carrying value of the Debentures outstanding was $641,000.

(c) On March 8, 2001, MXL entered into a loan in the amount of $1,680,000, secured by a mortgage covering the real estate and fixtures on its property in Pennsylvania. The loan requires monthly repayments of $8,333 plus interest at 2.5% above the one month LIBOR rate and matures on March 8, 2011, when the remaining amount outstanding of approximately $680,000 is due in full. The loan is guaranteed by the Company. The proceeds of the loan were used to repay a portion of the Company's short-term borrowings pursuant to the 2000 Amended Agreement described in Note 5.

(d) On July 3, 2001, MXL entered into a loan in the amount of $1,250,000, secured by a mortgage covering the real estate and fixtures on its property in Illinois. The loan requires monthly payments of principal and interest in the amount of $11,046 with interest at a fixed rate of 8.75% per annum, and matures on June 26, 2006, when the remaining amount outstanding of approximately $1,100,000 is due in full. The loan is guaranteed by the Company. The proceeds of the loan were used to repay a portion of the Company's term loan pursuant to the 2000 Amended Agreement described in Note 5.

Aggregate annual maturities of long-term debt at December 31, 2001 are as follows (in thousands):

                       2002                               $   637
                       2003                                 3,159
                       2004                                   523
                       2005                                   175
                       2006                                 1,224
                 Thereafter                                 1,145
               --------------------------------------------------

8.       Employee benefit plans

The Company has a 401(k) Savings Plan (the Savings Plan) available to employees who have completed one year of service. The Company's expense associated with the Savings Plan was $83,000 in 1999. In 2000, the Company's participants in the Savings Plan transferred into the General Physics Plan.

GP, which since 2000 includes the Company's employees, maintains a Profit Investment Plan (the Plan) for employees who have completed ninety days of service with GP. The Plan permits pre-tax contributions to the Plan by participants pursuant to Section 401(k) of the Internal Revenue Code of 1% to 14% of base compensation. GP matches participants' contributions up to a specific percentage of the first 7% of base compensation contributed for employees who have completed one year of service with GP and may make additional matching contributions at its discretion. In 2001, 2000 and 1999 the Company did not make any discretionary matching contributions. The Company matches participants' contributions in shares of the Company's Common Stock up to 57% of monthly employee salary deferral contributions. In 2001, 2000, and 1999 the Company contributed 291,185 shares, 308,000 shares and 141,063 shares of the Company's common stock directly to the Plan with a value of approximately $1,151,000, $1,340,000 and $1,345,000, respectively.

9.       Income taxes

The components of income tax expense (benefit) are as follows (in thousands):

Years ended December 31,                   2001             2000          1999
-------------------------------------------------------------------------------
Current
 State and local                       $    537         $    717      $    481
 Foreign                                    186              198           454
------------------------------------------------------------------------------
Total current                               723              915           935
------------------------------------------------------------------------------
Deferred
Federal                                   1,392           (9,322)
State and local                             400             (459)          (70)
Foreign                                   -                   (7)           47
------------------------------------------------------------------------------
Total deferred                            1,792           (9,788)          (23)
------------------------------------------------------------------------------
Total income tax expense (benefit)     $  2,515         $ (8,873)     $    912
------------------------------------------------------------------------------

The deferred expense (benefit) excludes activity in the net deferred tax assets relating to tax on appreciation (depreciation) in available-for-sale securities, which is recorded directly to stockholders' equity.

The difference between the expense (benefit) for income taxes computed at the statutory rate and the reported amount of tax expense (benefit) is as follows:



--------------------------------------------------------------------------------------------------
December 31,                                               2001             2000              1999
--------------------------------------------------------------------------------------------------
Federal income tax rate                                   35.0%          (35.0%)           (35.0%)
Foreign, State and local taxes net of Federal benefit      32.6              1.0               1.2
Items not deductible - primarily
 amortization of goodwill                                  23.8              2.0               3.7
Valuation allowance adjustment                            (6.9)           (13.7)               9.1
Net losses from foreign operations for which
 no tax benefit has been provided                          41.2             18.9              23.4
Tax effect recorded in stockholders' equity for
 sale of available for sale securities                     32.0
Other                                                       2.5              0.9               1.9
--------------------------------------------------------------------------------------------------
Effective tax rate expense (benefit)                     160.2%          (25.9%)              4.3%
--------------------------------------------------------------------------------------------------

In 2001, the Company recorded income tax expense of $2,515,000. The current income tax provision of $723,000 represents estimated state taxes of $537,000 and foreign taxes of $186,000. The deferred income tax expense of $1,792,000 represents future estimated federal and state taxes.

In 2000, the deferred income tax benefit of $9,788,000 primarily represents a benefit for the future utilization of the Company's domestic net operating losses.

The Company had an effective tax rate of 160% for the year ended December 31, 2001. This rate was primarily due to the tax treatment for financial statement purposes of the sale by the Company in 2001 of certain shares of available-for-sale securities accounted for pursuant to SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities."

The Company had an effective tax rate of 26% for the year ended December 31, 2000, which was primarily due to net losses from foreign operations for which no tax benefit has been provided offset by an increase in the valuation allowance.

As of December 31, 2001, the Company has approximately $20,700,000 of U.S. Federal net operating loss carryforwards. These carryforwards expire in the years 2005 through 2020. Foreign net operating losses at December 31, 2001 were approximately $34,500,000. In addition, the Company has approximately $1,492,000 of available credit carryovers of which approximately $520,000 expires in 2002 and 2003, and approximately $972,000, which may be carried over indefinitely.

The tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities that are included in the net deferred tax (liability) asset are summarized as follows:


December 31,                                            2001             2000
Deferred tax assets:
Allowance for doubtful accounts                      $   208          $   220
Accrued liabilities                                    1,071            2,070
Net operating loss carryforwards                      18,425           20,787
Tax credit carryforwards                               1,492            1,593
Restructuring reserves                                 1,032            1,817
Property and equipment, principally due to
  difference in depreciation and amortization                             225
-----------------------------------------------------------------------------
Deferred tax assets                                   22,228           26,712
-----------------------------------------------------------------------------
Deferred tax liabilities:
Property and equipment, principally due to
 difference in depreciation and amortization             249
Investment in partially owned companies                6,825           22,884
-----------------------------------------------------------------------------
Deferred tax liabilities                               7,074           22,884
-----------------------------------------------------------------------------
Net deferred tax assets                               15,154            3,828
Less valuation allowance                             (10,865)         (10,332)
-----------------------------------------------------------------------------
Net deferred tax (liability) asset                 $   4,289        $  (6,504)
-----------------------------------------------------------------------------

The increase of $533,000 and $1,785,000 in the valuation allowance in 2001 and 2000, respectively, was attributable to foreign net operating losses for which no tax benefit has been provided.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon these factors, management believes it is more likely than not that the Company will realize the benefits of deferred tax assets, net of the valuation allowance. As of December 31, 2001, the Company has recorded a net deferred tax asset of $4,289,000.

10.      Comprehensive income (loss)

The following are the components of comprehensive income (loss) (in thousands):


                                                                          Year ended December 31,
                                                           -----------------------------------------------
                                                             2001              2000              1999
                                                          ---------         ---------          ---------
Net loss                                                $    (945)           $(25,392)         $(22,205)
Other comprehensive (loss) income,
 before tax:
Net unrealized gain (loss) on
 available-for-sale-securities                            (30,802)           45,667            (1,753)
Foreign currency translation adjustment                        24                78                79
                                                     ------------       -----------        ----------
Comprehensive (loss) income before tax                    (31,723)           20,353           (23,879)
Income tax benefit (expense) related to
items of other comprehensive
 income (loss)                                             11,905           (17,691)              758
                                                         --------          --------        ----------
Comprehensive income (loss), net of tax                  $(19,818)         $  2,662          $(23,121)
                                                         ========          ========          ========


The components of accumulated other comprehensive income (loss) are as follows:



December 31,                                                 2001              2000              1999
-----------------------------------------------------------------------------------------------------
Net unrealized gain (loss) on
 available-for-sale-securities                           $ 14,810          $ 45,612         $     (55)
Foreign currency translation adjustment                      (657)             (681)             (759)
                                                        ---------         ---------         ---------
Accumulated other comprehensive
 income (loss) before tax                                  14,153            44,931              (814)
Accumulated income tax expense related
 to items of other comprehensive
 loss                                                      (5,789)          (17,694)               (3)
                                                        ---------         ---------       -----------
Accumulated other comprehensive
 income (loss), net of tax                               $  8,364          $ 27,237          $   (817)
                                                         ========          ========          ========


11.      Common Stock, stock options and warrants

(a) Under the Company's non-qualified stock option plan, employees and certain other parties may be granted options to purchase shares of common stock. Although the Plan permits options to be granted at a price not less than 85% of the fair market value, the Plan options primarily are granted at the fair market value of the common stock at the date of the grant and are exercisable over periods not exceeding ten years from the date of grant. Shares of common stock are also reserved for issuance pursuant to other agreements. Changes in options and warrants outstanding during 1999, 2000 and 2001, and options and warrants exercisable and shares reserved for issuance at December 31, 2001, 2000, and 1999 are as follows:


     Common Stock

Options and warrants                       Price Range       Number                  Weighted-Average
outstanding                                per share               of shares            Exercise Price
-------------------------------------------------------------------------------------------------------------------
December 31, 1998                        $4.59  -    24.00           2,748,490               $9.09
-------------------------------------------------------------------------------------------------------------------
Granted                                   8.00  -    17.25             793,825                9.91
Exercised                                 6.80  -    14.625           (122,352)               8.08
Terminated                                7.69  -    24.00            (613,948)               9.80
-------------------------------------------------------------------------------------------------------------------
December 31, 1999                         4.59  -    24.00           2,806,015                9.21
-------------------------------------------------------------------------------------------------------------------
Granted                                   3.375 -     6.00             666,133                4.66
Exercised                                 3.375 -                      (69,200)               3.38
Terminated                                5.375 -    17.25            (897,600)              10.46
-------------------------------------------------------------------------------------------------------------------
December 31, 2000                         3.375 -    24.00           2,505,348                7.74
-------------------------------------------------------------------------------------------------------------------
Granted                                   3.00 -      4.61             452,000                4.47
Terminated                                4.61 -     24.00            (166,683)               7.85
-------------------------------------------------------------------------------------------------------------------
December 31, 2001                         3.00 -     15.375          2,790,665                7.37
-------------------------------------------------------------------------------------------------------------------
Options and warrants exercisable
December 31, 1999                         4.59   -   24.00           1,254,033                8.88
-------------------------------------------------------------------------------------------------------------------
December 31, 2000                         4.59  -    24.00           1,464,106                7.64
-------------------------------------------------------------------------------------------------------------------
December 31, 2001                         3.00  -    15.375          2,058,096                7.12
-------------------------------------------------------------------------------------------------------------------
Shares reserved for issuance
December 31, 1999                                                    3,375,234
-------------------------------------------------------------------------------------------------------------------
December 31, 2000                                                     3,816,571
-------------------------------------------------------------------------------------------------------------------
December 31, 2001                                                     3,638,303
-------------------------------------------------------------------------------------------------------------------

At December 31, 2001, the weighted average remaining contractual life of all outstanding options was 3.9 years.

11.      Common Stock, stock options and warrants (Continued)

The following table summarizes information about the Plan's options outstanding at December 31, 2001:
                                                  Weighted
      Range                    Number             Average         Weighted
       Of                   Outstanding            Years           Average
 Exercise Prices                                Remaining       Exercise Price
-------------------------------------------------------------------------------
 $3.00 -    $  7.75          1,619,980                4.6              $6.54
 $8.00 -     $10.41            650,525                2.4              $8.42
 $11.15 -    $24.00            208,600                2.9             $14.56
-------------------------------------------------------------------------------
$  3.00 -    $24.00          2,479,105                3.9             $ 7.71
--------------------------------------------------------------------------------

The following table summarizes the Class B Common Stock options as follows:
 Class B Common Stock
--------------------------------------------------------------------------------
Options                   Price Range            Number        Weighted-Average
outstanding               per share            of shares        Exercise Price
-------------------------------------------------------------------------------
December 31, 1999         $8.50 - 8.69           500,000            $8.64
-------------------------------------------------------------------------------
Exercised                  8.50 - 8.69          (150,000)            8.53
-------------------------------------------------------------------------------
December 31, 2000          8.69                  350,000             8.69
-------------------------------------------------------------------------------
Terminated                 8.69                 (350,000)            8.69
-------------------------------------------------------------------------------
December 31, 2001                                     -0-
-------------------------------------------------------------------------------
Options exercisable
December 31, 1999          8.50 -9.00            500,000             8.64
-------------------------------------------------------------------------------
December 31, 2000          8.69                  350,000             8.69
-------------------------------------------------------------------------------
December 31, 2001                                      -0-
-------------------------------------------------------------------------------

The Company reserved 950,000 shares of its Common Stock for issuance upon conversion of Class B Common Stock at each of the years ended December 31, 2000 and 1999. The Company reserved an additional 300,000 shares for a private placement transaction (see Note 11(e)) bringing the total to 1,250,000 shares reserved for issuance upon conversion of Class B Common Stock at December 31, 2001.

At December 31, 2001, 2000, and 1999, options outstanding included options for 239,498, 239,498 and 150,790 shares, respectively, for certain executive officers.

The holders of Common Stock are entitled to one vote per share and the holders of Class B Common Stock are entitled to ten votes per share on all matters without distinction between classes, except when approval of a majority of each class is required by statute. The Class B Common Stock is convertible at any time, at the option of the holders of such stock, into shares of common stock on a share-for-share basis. At December 31, 2001, 2000, and 1999, shares reserved for issuance were primarily related to options and warrants and the conversion of long-term debt.

11.      Common Stock, stock options and warrants (Continued)

(b) Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):


                                                   2001            2000          1999
                                                   ----            ----          ----
Net loss                      As reported      $   (945)        $(25,392)     $(22,205)
                              Pro forma          (4,203)         (28,435)      (24,363)

Basic loss per share
                              As reported          (.09)           (2.04)        (1.95)
                              Pro forma            (.34)           (2.28)        (2.14)

Diluted loss per share
                              As reported          (.09)           (2.04)        (1.95)
                              Pro forma            (.34)           (2.28)        (2.14)

Pro forma net loss reflects only options granted since 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

At December 31, 2001, 2000 and 1999, the per share weighted-average fair value of stock options granted was $2.98, $2.82 and $8.32, respectively on the date of grant using the modified Black Scholes option-pricing model with the following weighted-average assumptions: 2001 - expected dividend yield 0%, risk-free interest rate of 4.78%, expected volatility of 66.13% and an expected life of
3.7 years; 2000 - expected dividend yield 0%, risk-free interest rate of 6.45%, expected volatility of 57.11% and an expected life of 4.7 years; 1999 - expected dividend yield 0%, risk-free interest rate of 5.49%, expected volatility of 43.82%, and an expected life of 3.54 years.

(c) Loss per share (EPS) for the years ended December 31, 2001, 2000 and 1999 are as follows (in thousands, except per share amounts):

                                            2001           2000          1999
                                            ----           ----          ----
Basic EPS
     Net loss                          $    (945)      $(25,392)     $(22,205)
     Weighted average shares
         outstanding                      13,209         12,468        11,401
         Basic loss per share (e)      $    (.09)     $   (2.04)     $  (1.95)

11.      Common Stock, stock options and warrants (Continued)

                                              2001           2000         1999
                                              ----           ----         ----
Diluted EPS
Net loss                                $     (945)      $(25,392)    $(22,205)
Weighted average shares
     outstanding                            13,209         12,468       11,401
Weighted average shares
          outstanding, diluted              13,209         12,468       11,401

         Diluted loss
          per share (i)(e)              $     (.09)    $    (2.04)    $  (1.95)

Basic loss per share are based upon the weighted average number of common shares outstanding, including Class B common shares, during the period. Class B common stockholders have the same rights to share in profits and losses and liquidation values as common stock holders. Diluted loss per share are based upon the weighted average number of common shares outstanding during the period, assuming the issuance of common shares for all dilutive potential common shares outstanding.

(i) For the years ended December 31, 2001, 2000 and 1999, presentation of the dilutive effect of stock options and warrants, which totaled 24,000, 204,000 and 821,000, respectively, are not included since they are anti-dilutive.

(d) On May 5, 1999, the Company announced that its Board of Directors had authorized the purchase of up to 500,000 shares of the Company's common stock. During the year ended December 31, 1999, the Company repurchased 107,516 shares of its Common Stock.

(e) Pursuant to an agreement dated as of October 19, 2001 (the "Stock Purchase Agreement"), the Company has sold to an institutional investor (the "Investor") 300,000 shares (the "Shares") of Class B Common Stock for $900,000. Upon the disposition of any of the Shares (other than to an affiliate of the Investor who agrees to be bound by the provisions of the Stock Purchase Agreement) or at the request of the Board of Directors of the Company, the Investor is required to exercise the right to convert all of the Shares then owned by the Investor into an equal number of shares of common stock of the Company (the "Underlying Shares").

11.      Common Stock, stock options and warrants (Continued)

The Company is required to file a registration statement to register under the Securities Act of 1933 (the "Securities Act") the resale by the Investor of the Underlying Shares. On any date prior to October 19, 2003 during which the Investor is not able to resell the Underlying Shares pursuant to such registration statement, the Investor has the right to require the Company to purchase all, but not less than all, of the Shares and Underlying Shares then held by the Investor for a purchase price (the "Put Price") equal to the product of (i) the number of Shares and Underlying Shares owned by the Investor and (ii) the then current market price per share of common stock. The Company may pay the Put Price at the option of the Company, in (i) cash, (ii) shares of Millennium owned by the Company with a current market price equal to the Put Price, or
(iii) a combination of cash and shares of Millennium.

At December 31, 2001, the Company had a put option obligation of $240,000. This amount has been recorded in additional paid in capital in the accompanying Consolidated Balance Sheet and is deemed to be a dividend for purposes of the basic and diluted loss per share calculation.

(f) In June, 2001, the Company entered into an agreement with a financial consulting firm to provide certain services for which the Company, in addition to cash payments, agreed to issue warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $4.60 per share. In connection with the issuance of these warrants, the Company recorded an expense of $750,000 for these warrants which is included in Selling, General and Administrative expense in the Consolidated Statement of Operations.

12.      Business segments

The operations of the Company currently consist of the following four business segments, by which the Company is managed.

The Company's principal operating subsidiary is GP. GP operates in two business segments. The Manufacturing & Process Group provides technology based training, engineering, consulting and technical services to leading companies in the automotive, steel, power, oil and gas, chemical, energy, pharmaceutical and food and beverage industries, as well as to the government sector. The Information Technology Group provides IT training programs and solutions, including Enterprise Solutions and comprehensive career training and transition programs.

The Optical Plastics Group, which consists of MXL, manufactures coated and molded plastic products. The Company's fourth segment is the Hydro Med Sciences and Other Group.

The management of the Company does not allocate the following items by segment:
Investment and other income, interest expense, selling, general and administrative expenses, depreciation and amortization expense, income tax expense, significant non-cash items and long-lived assets. Inter-segment sales are not significant.

The following tables set forth the sales and operating results attributable to each line of business and includes a reconciliation of the segments sales to consolidated sales and operating results to consolidated income (loss) before income taxes (in thousands):


-----------------------------------------------------------------------------------------
Years ended December 31,                          2001             2000              1999
------------------------------------------------------------------------------------------
Sales
Manufacturing & Process                       $164,361         $161,859          $160,326
Information Technology                          11,061           24,593            53,619
Optical Plastics                                11,184           10,998            10,353
HMS                                                  5               17               512
-----------------------------------------------------------------------------------------
                                              $186,611         $197,467          $224,810
-----------------------------------------------------------------------------------------
Operating results
Manufacturing & Process                       $  8,679         $ 10,870          $ 13,166
Information Technology                           1,596           (7,331)          (11,856)
Optical Plastics                                 1,192            1,272             1,215
HMS                                             (3,285)          (2,131)           (1,832)
-----------------------------------------------------------------------------------------
Total operating profit                           8,182            2,680               693
Interest expense                                (4,733)          (5,616)           (4,922)
Corporate general and administrative
 expenses, amortization of goodwill,
 and Investment and other
 income, net                                    (1,879)         (31,329)          (17,064)
Income (loss) from operations before
 income taxes                                    1,570        $ (34,265)        $ (21,293)
-----------------------------------------------------------------------------------------

Operating profits represent sales less operating expenses. In computing operating profits, none of the following items have been added or deducted: general corporate expenses at the holding company level, restructuring charges, foreign currency transaction gains and losses, investment income, loss on investments, loss on sale of assets, amortization of goodwill and interest expense. General corporate expenses at the holding company level, which are primarily salaries, occupancy costs, professional fees and costs associated with being a publicly traded company, totaled approximately $3,033,000 (net of a credit to compensation expense of $2,370,000 relating to a non-cash deferred compensation plan), $7,632,000 (including a non-cash compensation expense of $3,809,000) and $4,300,000 for the years ended December 31, 2001, 2000 and 1999, respectively. For the years ended December 31, 2001, 2000 and 1999, sales to the United States government and its agencies represented approximately 29%, 24% and 21%, respectively, of sales and are included in the Manufacturing & Process and Information Technology segments.

Additional information relating to the Company's business segments is as follows (in thousands):

December 31,                            2001             2000              1999
--------------------------------------------------------------------------------
Identifiable assets
Manufacturing & Process             $ 74,587         $ 78,761          $ 52,924
Information Technology                 5,039            9,283            20,171
Optical Plastics                       9,929            9,807             9,835
HMS & Corporate                       74,336          114,727           114,188
-------------------------------------------------------------------------------
                                    $163,891         $212,578          $197,118
-------------------------------------------------------------------------------


Years ended December 31,                2001             2000              1999
-------------------------------------------------------------------------------
Additions to property,
plant, and equipment, net
Manufacturing & Process              $   557         $    530          $    745
Information Technology                    38               58             1,081
Optical Plastics                         693              255               856
HMS & Corporate                          163              197               277
-------------------------------------------------------------------------------
                                    $  1,451         $  1,040          $  2,959
-------------------------------------------------------------------------------

Years ended December 31,            2001             2000              1999
---------------------------------------------------------------------------
Depreciation
Manufacturing & Process         $  1,322           $1,432            $1,954
Information Technology               231              835             1,260
Optical Plastics                     474              489               487
HMS & Corporate                       81              115                74
---------------------------------------------------------------------------
                                $  2,108           $2,871            $3,775
---------------------------------------------------------------------------

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

Information about the Company's net sales in different geographic regions, which are attributed to countries based on location of customers, is as follows (in thousands):

                                               Year ended December 31,
                                    2001              2000             1999
                                 ---------         ---------        ---------

United States                   $173,008          $174,462         $175,185
Canada                             2,756             7,181           25,309
United Kingdom                     6,962            11,028           17,127
Latin America and other            3,885             4,796            7,189
                                --------        ----------       ----------
                                $186,611          $197,467         $224,810
                                --------          --------         --------

Information about the Company's identifiable assets in different geographic regions is as follows (in thousands):

                                                    December 31,
                                    2001              2000             1999
                               ------------       -----------     -------------
United States                   $155,694          $205,797         $180,057
Canada                             3,653             3,371            9,533
United Kingdom                     2,821             1,928            5,087
Latin America and other            1,723             1,482            2,441
                              ----------         ---------       ----------
                                $163,891          $212,578         $197,118
                                --------          --------         --------

All corporate intangible assets of the Company, as well as other corporate assets, are assumed to be in the United States.

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


The estimated fair value for the Company's debt is as follows (in thousands):

                                   December 31, 2001                 December 31, 2000

                             Carrying          Estimated        Carrying          Estimated
                                amount        fair value          amount         fair value

Term Loan                  $       -         $       -           $ 13,313          $ 13,313
Other long-term debt             6,863             6,863            4,299             4,299


Limitations. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

14.      Accounting for certain investments in equity securities


The gross unrealized holding gains (losses) and fair value for available-for-sale securities were as follows (in thousands):

                                                   Gross Unrealized Holding
                                        Cost         Gains                Losses       Fair Value
Available-for-sale equity securities:
December 31, 2001                    $ 4,633           $14,810       $      -            $ 19,443
-------------------------------------------------------------------------------------------------
December 31, 2000                    $ 6,136            45,619        $       (7)         $51,748
-------------------------------------------------------------------------------------------------
December 31, 1999                   $    502        $        6         $     (61)      $      447
-------------------------------------------------------------------------------------------------

Differences between cost and market, net of taxes, of $9,021,000, $27,918,000 and $(58,000) and at December 31, 2001, 2000 and 1999, respectively, were credited (debited) to a separate component of shareholders' equity called Accumulated other comprehensive income (loss).

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

In connection with the restructuring, the Company recorded a charge of $7,374,000 in 1999, of which $2,754,000 had been utilized through December 31, 1999. During 2000, the Company utilized $2,501,000 of the reserve and reversed $180,000. As of December 31, 2000, $707,000 is included in accounts payable and accrued expenses and $1,232,000 is included in other non-current liabilities in the accompanying Consolidated Balance Sheet.

During 2001, the Company utilized $663,000 of the reserve and reversed $202,000. As of December 31, 2001, $330,000 is included in accounts payable and accrued expenses and $744,000 is included in other non-current liabilities in the accompanying Consolidated Balance Sheet.

The Company believed at the time the restructuring plan was adopted that the strategic initiatives and cost cutting moves taken in 1999 and the first quarter of 2000 would enable the IT Group to return to profitability in the last six months of 2000. However, those plans were not successful, and the Company determined that it could no longer bring the open enrollment IT business to profitability. Additionally there had been further impairment to intangible and other assets. In July 2000, as a result of the continued operating losses incurred by the IT Group, as well as the determination that revenues would not increase to profitable levels, the Company decided to close its open enrollment IT business in the third quarter of 2000.

As a result, for the year ended December 31, 2000, the Company recorded asset impairment charges of $19,245,000 related to the IT Group. The charges are comprised of a write-off of intangible assets of $16,663,000 as well as write-offs of property, plant and equipment and other assets relating to the closed offices, totaling $2,582,000.

The Company believes that the remaining unamortized goodwill from its acquisition of Learning Technologies of approximately $5,000,000, which relates to the IT project business, is recoverable from future operations. However, if the remaining IT operations do not achieve profitable operating results, there can be no assurance that a further impairment charge will not be required.

15.      Asset Impairment Charge and Restructuring Charge (Continued)

In addition, the Company recorded an $8,630,000 restructuring charge, net of a $180,000 reversal of the 1999 restructuring plan, in 2000. Of this charge, $3,884,000 had been utilized through December 31, 2000. Of the remaining $4,926,000 balance as of December 31, 2000, $2,932,000 was included in Accounts payable and accrued expenses and $1,994,000 was included in Other non-current liabilities in the Consolidated Balance Sheet. During 2001, the Company utilized $2,302,000 of the reserve and reversed $972,000 as a result of favorable settlements on certain leases and contractual obligations. As of December 31, 2001 $832,000 is included in accounts payable and accrued expenses and $820,000 is included in other non-current liabilities in the Consolidated Balance Sheet.



The components of the 2000 restructuring charge are as follows (in thousands):

                                     Severance          Lease and                       Other facility
                                   and related          related             Contractual    related
                                      benefits          obligations         obligations     costs              Total
--------------------------------------------------------------------------------------------------------------------
Restructuring
 charges during 2000                   $ 1,825              $ 5,185             $ 1,590       $    210       $ 8,810
Utilization                              1,683                1,826                 165            210         3,884
--------------------------------------------------------------------------------------------------------------------
Balance December 31, 2000             $    142              $ 3,359             $ 1,425     $    -           $ 4,926
--------------------------------------------------------------------------------------------------------------------
Utilization                                142                1,484                 676                        2,302
Reversal of Restructuring
 charges during 2001                                            575                 397                          972
--------------------------------------------------------------------------------------------------------------------
Balance December 31, 2001           $    -                  $ 1,300             $   352     $    -           $ 1,652
--------------------------------------------------------------------------------------------------------------------


15.      Asset Impairment Charge and Restructuring Charge (Continued)


The components of the 1999 restructuring charge are as follows (in thousands):

                                            Severance        Lease and        Other facility
                                          and related        related            related
                                          benefits           obligations         costs                  Total
---------------------------------------------------------------------------------------------------------------
Restructuring charges
 during 1999                                   $1,555             $5,237                $582             $7,374
Utilization                                     1,266              1,031                 457              2,754
---------------------------------------------------------------------------------------------------------------
Balance December 31, 1999                  $      289            $ 4,206           $     125            $ 4,620
Utilization                                       184              2,264                  53              2,501
Reversal of restructuring charges
during 2000                                       105                  3                  72                180
---------------------------------------------------------------------------------------------------------------
Balance December 31, 2000                  $        -            $ 1,939           $       -            $ 1,939
---------------------------------------------------------------------------------------------------------------
Utilization                                                          663                                    663
Reversal of Restructuring
 charges during 2001                                                 202                                    202
---------------------------------------------------------------------------------------------------------------
Balance December 31, 2001                  $        -            $ 1,074           $       -            $ 1,074
---------------------------------------------------------------------------------------------------------------


The remaining amounts that have been accrued for contractual obligations will be expended by December 31, 2002. Lease obligations are presented at their present value, net of assumed sublets.

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

16.      Related party transactions

(a) In 2000, the Company made loans to an officer who was the President and Chief Executive Officer as well as a director of the Company totaling approximately $1,278,000 to purchase an aggregate of 150,000 shares of Class B Stock. At December 31, 2001 and 2000, the Company had total loans receivable from such officer in the amount of approximately $4,095,000, the proceeds of which were used to purchase an aggregate of 537,500 shares of Class B Common Stock.

Such loans bear interest at the prime rate of Fleet Bank and are secured by the purchased Class B Common Stock and certain other assets. All principal on the loans and accrued interest of $881,000 and $594,000 at December 31, 2001 and 2000, respectively, are due on May 31, 2004. In prior years, the Company made unsecured loans to such officer in the amount of approximately $334,000, which unsecured loans primarily bear interest at the prime rate of Fleet Bank.

(b) In 1999, the Company purchased 43,593 shares of Common Stock from such officer for a purchase price of approximately $828,000. The officer utilized the proceeds from such sale to reduce his outstanding indebtedness to the Company.

(c) On February 11, 2000, an affiliate of Andersen, Weinroth & Co., L.P. ("Andersen Weinroth") purchased 200,000 shares of Class B Common Stock for $1,200,000. In addition, a general partner of Andersen Weinroth joined the Board of Directors of the Company. On October 11, 2001, this general partner resigned from the Board of Directors of the Company and pursuant to an agreement dated as of February 11, 2000, on October 11, 2001, this general partner converted the 200,000 shares of Class B Common Stock into an equal number of shares of Common Stock.

17.      Commitments and contingencies

(a) The Company has several noncancellable leases for real property and machinery and equipment. Such leases expire at various dates with, in some cases, options to extend their terms. Lease commitments related to facilities closed as part of the restructuring (see Note 15) are not included below.

     Minimum rentals under long-term operating leases are as follows (in thousands):

                     Real                 Machinery &
                  property                  equipment                Total
---------------------------------------------------------------------------
2002                $3,855                     $1,026                $4,881
2003                 1,901                        818                 2,719
2004                   962                        158                 1,120
2005                   720                         18                   738
2006                   446                                              446
Thereafter              18                                               18
---------------------------------------------------------------------------
Total               $7,902                     $2,020                $9,922
---------------------------------------------------------------------------

Several of the leases contain provisions for rent escalation based primarily on increases in real estate taxes and operating costs incurred by the lessor. Rent expense was approximately $5,349,547, $9,565,038 and $12,842,000 for 2001, 2000
and 1999, respectively.

(b) The Company has guaranteed $1,800,000 of GSES' debt through March 2003 in return for warrants to purchase 150,000 shares of GSES common stock at an exercise price of $2.38 per share, which expire August 17, 2003.

(c) As part of the 1998 transaction discussed in Note 3(a), the Company guaranteed the leases for two of Five Star's warehouses totaling approximately $1,513,000 per year through 2007.

(d) The Company is party to several lawsuits and claims incidental to its business, including a claim regarding an environmental matter. Management believes that the ultimate liability, if any, of theses lawsuits and claims, will not have a material adverse effect on the Company's consolidated financial statements.

18.      Termination of Merger Agreement

On February 11, 2000, the Company terminated its previously announced merger agreement with VS&A Communications Partners III, L.P. ("VS&A"), an affiliate of Veronis, Suhler & Associates Inc. To induce VS&A to agree to the immediate termination of the merger agreement and to give the Company a general release, on February 11, 2000, the Company issued to VS&A, as partial reimbursement of the expenses incurred by it in connection with the merger agreement, 83,333 shares of the Company's Common Stock and an 18-month warrant to purchase 83,333 shares of the Company's Common Stock at a price of $6.00 per share (which has now expired). The consideration was valued at $686,000, and is included in Selling, General and administrative expenses in the December 31, 1999 Consolidated Statement of Operations.

19.      Litigation

On January 3, 2001, the Company commenced an action alleging that MCI Communications Corporation, Systemhouse, and Electronic Data Systems Corporation, as successor to Systemhouse, committed fraud in connection with the Company's 1998 acquisition of Learning Technologies from the defendants for $24.3 million. The Company seeks actual damages in the amount of $117.9 million plus interest, punitive damages in an amount to be determined at trial, and costs.

The complaint, which is pending in the New York State Supreme Court, alleges that the defendants created a doctored budget to conceal the poor performance of the United Kingdom operation of Learning Technologies. The complaint also alleges that the defendants represented that Learning Technologies would continue to receive business from Systemhouse even though the defendants knew that the sale of Systemhouse to EDS was imminent and that such business would cease after such sale. In February 2001, the defendants filed answers denying liability. No counterclaims against the plaintiffs have been asserted. Although discovery has not yet been completed, defendants have made a motion for summary judgment which is scheduled to be submitted on April 5, 2002.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES



GP Strategies                                                 Supplementary Data
Corporation
and Subsidiaries

SELECTED QUARTERLY FINANCIAL DATA

(unaudited)                                                      (in thousands, except per share data)
---------------------------------------------------------------------------------------------------------------------------------
                                                                             three months ended
---------------------------------------------------------------------------------------------------------------------------------
                         March 31,     June 30,    Sept. 30,    Dec. 31,    March 31,     June 30,    Sept. 30,        Dec. 31,
                             2001         2001         2001        2001         2000         2000         2000            2000
--------------------------------------------------------------------------------------------------------------------------------
Sales                     $49,114      $50,347      $44,713     $42,437      $47,800      $50,328      $50,786          $48,553
Gross margin                6,359        6,974        4,683       4,561        4,362        4,949        4,821            5,657
Net income (loss)            (244)         734          847      (2,282)      (1,753)     (22,566)       6,549           (7,622)

Net income (loss)
 per share:
Basic                       (.02)          .06          .06       (.19)        (.15)       (1.85)          .52            (.59)
Diluted                     (.02)          .06          .06       (.19)        (.15)       (1.85)          .52            (.59)
-------------------------------------------------------------------------------------------------------------------------------


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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

(a)(1)The following financial statements are included in Part II, Item 8. Financial Statements and Supplementary Data:

                  FINANCIAL STATEMENTS OF GP STRATEGIES CORPORATION AND SUBSIDIARIES:

                                                                      Page
Independent Auditors' Report                                           30

Financial Statements:

Consolidated Balance Sheets -
December 31, 2001 and 2000                                             31

Consolidated Statements of Operations -
Years ended December 31, 2001, 2000 and 1999                           33

Consolidated Statements of Changes in Stockholders' Equity -
Years ended December 31, 2001, 2000 and 1999                           34

Consolidated Statements of Cash Flows -
Years ended December 31, 2001, 2000 and 1999                           35

Notes to Consolidated Financial Statements                             37

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

                                                     GP STRATEGIES CORPORATION

                                                     Jerome I. Feldman
                                                     Chief Executive Officer

Dated: April 4, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                                  Title

Jerome I. Feldman                           Chief Executive Officer and Director
                                            (Principal Executive Officer)

Scott N. Greenberg                          President and
                                            Chief Financial Officer and Director

Ogden R. Reid                               Director

John C. McAuliffe                           Director

Sheldon L. Glashow                          Director

Roald Hoffmann                              Director



DATED:  April 4, 2002

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   SCHEDULE II

Valuation and qualifying accounts (in thousands)
-------------------------------------------------------------------------------------------------------------------
                                                                  Additions
                                              Balance at           Charged to                            Balance at
                                               Beginning           Costs &                                   End of
                                             of Period            Expenses             Deductions(a)         Period

Year ended December 31, 2001:
Allowance for doubtful accounts (b)               $   859            $    102                $  (432)       $   529


Year ended December 31, 2000:
Allowance for doubtful accounts (b)               $ 2,905            $    139                $(2,185)       $   859


Year ended December 31, 1999:
Allowance for doubtful accounts (b)               $ 1,733             $ 2,630                $(1,458)       $ 2,905



(a)  Write-off of uncollectible accounts, net of recoveries.
(b)  Deducted from related asset on Balance Sheet.


INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
GP Strategies Corporation

Under date of March 28, 2002, we reported on the consolidated balance sheets of GP Strategies Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001, as contained in the Annual Report on Form 10-K for the year ended December 31, 2001. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

New York, New York
March 28, 2002

The following is a list of all exhibits filed as part of this Report.

SEQUENTIAL EXHIBIT NO.     DOCUMENT                                    PAGE NO.
3.1                       Amendment to the Registrant's Restated
                          Certificate of Incorporation filed on March
                          5, 1998.  Incorporated herein by reference to
                          Exhibit 3.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

3.2                       Amended and Restated By-Laws of the
                          Registrant.  Incorporated herein by
                          reference to Exhibit 1 of the Registrant's
                          Form 8-K filed on September 1, 1999.

10.1 1973 Non-Qualified Stock Option Plan of the Registrant, as amended on June 26, 2000. Incorporated herein by reference to Exhibit
                          10.1 of the Registrant's Annual Report on
                          Form 10-K for the year ended December 31, 2000.

10.2                      GP Strategies' Millennium Cell, LLC Option
                          Plan.*

10.3 Employment Agreement, dated as of June 1, 1999, between the Registrant and Jerome I. Feldman. Incorporated herein by reference to Exhibit 10 of the Registrant's Form 10-Q for the second quarter ended June 30, 1999.

10.4 Employment Agreement, dated as of July 1, 1999, between the Registrant and Scott N. Greenberg. Incorpo-rated herein by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the third quarter ended September 30, 1999

10.5 Employment Agreement, dated as of July 1, 1999, between the General Physics Corporation and John C. McAuliffe. Incorporated herein by reference to Exhibit
                          10.2 of the Registrant's Form 10-Q for the third quarter ended September 30, 1999

10.6 Employment Agreement dated as of May 1, 2001 between the Registrant and Andrea D. Kantor. Incorporated herein by reference to Exhibit 10 of the Registrant's Form 10-Q for the second quarter ended June 30, 2001.

10.7 Termination of Merger Agreement, dated February 11, 2000, to the Agreement and Plan of Merger dated as of October 6, 1999, by and among the Registrant, VS&A Communica- tions Partners III, L.P., VS&A Communications Parallel Partners III, L.P., VS&A-GP, L.L.C. and VS&A-GP Acquisitions, Inc. Incorporated herein by reference to
                          Exhibit 10 of the Registrants Form 8-K
                          filed on February 14, 2000.

10.8 Registrant's 401(k) Savings Plan, dated January 29, 1992, effective March 1, 1992. Incorporated herein by reference to Exhibit
                          10.12 of the Registrant's Annual Report on
                          Form 10-K for the year ended December 31, 1991.

10.9 Asset Purchase Agreement, dated as of June 3, 1998, by and among SHL Systemhouse Co., MCI Systemhouse Corp., SHL Computer Innovations Inc., SHL Technology Solutions Limited and General Physics Corporation. Incorporated herein by reference to Exhibit
                          10.1 of the Registrant's Form 8-K dated
                          June 29, 1998.

10.10 Preferred Provider Agreement, dated as of June 3, 1998, by and among SHL Systemhouse Co., MCI Systemhouse Corp., SHL Computer Innovations Inc., SHL Technology Solutions Limited and General Physics Corporation. Incorporated herein by reference to Exhibit
                          10.2 of the Registrant's Form 8-K dated
                          June 29, 1998.

10.11 Second Amended and Restated Credit Agreement dated as of December 14, 2001, by an among the Registrant, General Physics Corporation, as the Borrowers, LaSalle Business Credit Inc. and Dime Savings Bank of New York, FSB, the Lenders and Fleet National Bank, as Agent, as Issuing Bank and as Lead Arranger.*

10.12 Asset Purchase Agreement dated as of July 13, 1998, between the Registrant's wholly-owned subsidiary, General Physics Corporation and The Deltapoint Corporation. Incorporated herein by reference to the Registrant's Form 8-K dated July 27, 1998.

10.13 Rights Agreement, dated as of June 23, 1997, between National Patent Development Corporation and Harris Trust Company of New York, as Rights Agent, which includes, as Exhibit A thereto, the Resolution of the Board of Directors with respect to Series A Junior Participating Preferred Stock, as Exhibit B thereto, the form of Rights Certificate and as Exhibit C thereto the form of Summary of Rights. Incorporated herein by reference to Exhibit 4.1 of the Registrant's Form 8-K filed on July 17, 1997.

10.14 Amendment, dated as of July 30, 1999, to the Rights Agreement dated as of June 23, 1997, between the Registrant and Harris Trust Company of New York, as Rights
                          Agent.  Incorporated herein by reference to
                          Exhibit 4.2 of the Company's report on Form
                          8-A12B/A filed on August 2, 1999.

10.15 Amendment, dated as of December 16, 1999, to the Rights Agreement dated as of June 23, 1997, between the Registrant and Harris Trust Company of New York, as Rights
                          Agent.  Incorporated herein by reference to
                          Exhibit 4.2 of the Company's report on From
                          8-A12B/A filed on December 17, 1999.

10.16 Consulting and Severance Agreement dated December 29, 1998 between the Registrant and Martin M. Pollak. Incorporated herein by reference to Exhibit 10.10 of the Registrant's Form 10K for the year ended December 31, 1998.

10.17 Agreement dated, December 29, 1998, among the Registrant, Jerome I. Feldman and Martin M. Pollak. . Incorporated herein by reference to Exhibit 10.11 of the Registrant's Form 10K for the year ended December 31, 1998.


10.18 Amendment No. 1, dated March 22, 1999, to Agreement dated December 29, 1998 among the Registrant, Jerome I. Feldman and Martin M. Pollak. . Incorporated herein by reference to Exhibit 10.12 of the Registrant's Form 10K for the year ended December 31, 1998.

10.19 Agreement dated September 22, 1999 among GP Strategies Corporation, Jerome I. Feldman and Martin M. Pollak. Incorporated herein by reference to Exhibit 9 of Jerome I. Feldman's Amendment No. 1 to Schedule 13D filed on September 27, 1999.


10.20 Stockholders Agreement dated February 11, 2000, among the Registrant, Andersen Weinroth & Co., L.P. and Jerome I. Feldman. Incorporated herein by reference to Exhibit 16 of Jerome I. Feldman's Amendment No. 5 to Schedule 13D filed on February 23, 2000

10.21 Subscription Agreement dated as of October 19, 2001 between the Registrant and Bedford Oak Partners, L.P.*

10.22 6% Convertible Exchangeable Note Agreement dated June 30, 2000 between the Registrant and SMM Corporate Management LLC.*

10.23                     Investor Rights Agreement dated as of
                          December 27, 2001 among the Registrant,
                          Hydro Med Sciences and certain
                          Institutional Investors.*

10.24                     Stock Purchase Agreement dated as of
                          December 27, 2001 among the Registrant,
                          Hydro Med Sciences and certain
                          Institutional Investors.*

10.25 Right of First Refusal Co-Sale Agreement dated as of December 27, 2001 among the Registrant, Hydro Med Sciences and certain Institutional Investors.*

10.26 Termination Agreement dated as of December 21, 2001 between Hydro med Sciences and
                          Shire US Inc.*

10.27 Amended Noted dated November, 2001 in the amount of $5,000,000 payable by Five Star Products, Inc. to JL Distributors, a wholly owned subsidiary of the Registrant.*

18                        Not Applicable

19                        Not Applicable

20                        Not Applicable

21                        Subsidiaries of the Registrant*

22                        Not Applicable

23                        Consent of KPMG LLP, Independent Auditors*
28                        Not Applicable

* Filed herewith.