Form 10-K/A
period 2001-12-31
GP STRATEGIES CORP
filed 2002-04-30
CIK 70415

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

                          Commission File Number 1-7234
                            GP STRATEGIES CORPORATION
             (Exact name of Registrant as specified in its charter)

            Delaware                                     13-1926739
----------------------------                 ---------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)

9 West 57th Street, New York, NY                           10019
------------------------------------          --------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:    (212) 826-8500

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class                   Name of each exchange on which registered:
-------------------                  ------------------------------------------
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

Class                                             Outstanding at March 22, 2002
-----                                             -----------------------------

Common Stock, par value $.01 per share                   12,780,285 shares
Class B Capital Stock, par value $.01 per share             900,000 shares


deleted paragraph

                                TABLE OF CONTENTS

                                                                          Page
PART I

   Item 1.  Business                                                        1

   Item 2.  Properties                                                      14

   Item 3.  Legal Proceedings                                               15

   Item 4.  Submission of Matters to a Vote of Security Holders             15

PART II

   Item 5.  Market for the Registrant's Common
            Equity and Related Stockholder Matters                          16

   Item 6.  Selected Financial Data                                         17

   Item 7.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   18

   Item 7A. Quantitative and Qualitative Disclosures About Market Risk      28

   Item 8.  Financial Statements and Supplementary Data                     29

   Item 9.  Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure                          75

PART III


   Item 10. Directors and Executive Officers of the Registrant              75

   Item 11. Executive Compensation                                          75

   Item 12. Security Ownership of Certain
            Beneficial Owners and Management                                75

   Item 13. Certain Relationships and Related Transactions                  75


PART IV

   Item 14.  Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K                                        76

Item 10. Directors and Executive Officers of the Registrant

         Jerome I. Feldman is founder and since 1959 has been Chief Executive Officer and a Director of the Company. He has also been Chairman of the Board of the Company since 1999. He was President of the Company from 1959 until June 2001. He has been a Director of Five Star Products, Inc. ("Five Star"), a wholesale distributor of home decorating, hardware and finishing products, since 1994, a Director of GSE Systems, Inc. ("GSE"), a software design and development company, since 1994, and Chairman of the Board of GSE since 1997. Mr. Feldman is also Chairman of the New England Colleges Fund and a Trustee of Northern Westchester Hospital. Age 73

         Scott N. Greenberg has been a Director of the Company since 1987 and President and Chief Financial Officer since June 2001. He was Executive Vice President and Chief Financial Officer from 1998 to June 2001, Vice President and Chief Financial Officer from 1989 to 1998, and Vice President, Finance from 1985 to 1989. He has been a Director of Five Star since 1998 and a director of GSE since 1999. Age 45

         John C. McAuliffe has been a Director of the Company since 1997, Senior Vice President of the Company since 1998, and President of General Physics Corporation ("GPC"), a wholly-owned subsidiary of the Company, since 1997. He was Executive Vice President and Chief Operating Officer of GPC from 1994 to 1997; Senior Vice President from 1993 to 1994; Chief Financial Officer and Treasurer from 1992 to 1993; and Vice President, Finance from 1991 to 1992. Age 43

         Marshall S. Geller has been a Director of the Company since February 2002. He is Co-Founder and Senior Manager of St. Cloud Capital Partners LP, a Small Business Investment Company formed in 2001, and Chairman of the Board, Chief Executive Officer, and Founding Partner of Geller & Friend Capital Partners, Inc., a private merchant bank formed in November 1995. From 1991 to October 1995, Mr. Geller was the Senior Managing Partner of Golenberg & Geller, Inc., a merchant banking investment company. Mr. Geller has spent more than thirty years in corporate finance and investment banking, including twenty years as Senior Managing Director for Bear, Stearns and Company, with oversight of all operations in Los Angeles, San Francisco, Chicago, Hong Kong and the Far East. Mr. Geller is also a director of Hexcel Corporation, ValueVision International, Inc., Ballantyne of Omaha, Inc., and Concepts Direct, Inc. Mr. Geller serves on the Dean's Advisory Council for the College of Business & Economics at California State University, Los Angeles. Age: 63.

         Sheldon L. Glashow, Ph.D. has been a Director of the Company since 1997. Dr. Glashow has been the Arthur G. B. Metcalf Professor of Science and University Professor at Boston University since 2000. Prior to that he was the Higgins Professor of Physics and the Mellon Professor of the Sciences at Harvard University. He was the recipient of the Nobel Prize in Physics in 1979. He has been a Director of GSE since 1995 and a Director of Interferon Sciences, Inc., a biopharmaceutical company, since 1991. Dr. Glashow is a foreign member of the Russian Academy of Sciences. Age 69

         Roald Hoffmann, Ph.D. has been a Director of the Company since 1988. He has been the John Newman Professor of Physical Science at Cornell University since 1974. Dr. Hoffmann is a member of the National Academy of Sciences and the American Academy of Arts and Sciences. In 1981, he shared the Nobel Prize in Chemistry with Dr. Kenichi Fukui. Age 64

         Bernard M. Kauderer has been a Director of the Company since 1997. He retired from the United States Navy in 1986 as Vice Admiral. He was Former Commander, Submarine Force, United States Atlantic and Pacific Fleets. He has been a consultant to industry and government since 1986. Age 70

         Ogden R. Reid has been a Director of the Company since 1979. Mr. Reid had been Editor and Publisher of the New York Herald Tribune and of its International Edition; United States Ambassador to Israel; a six-term member of the United States Congress and a New York State Environmental Commissioner. Age 76

         Gordon Smale has been a Director of the Company since 1997. He has been President and a Director of Atlantic Oil Corporation, a producing oil and gas company, since 1970; President of Atmic, Inc., an oil and gas management company, since 1983; Chairman of the Board of CamWest Inc., an oil and gas exploration and development company, since 1992; and Manager of Cedar Ridge LLC, a methane coal gas exploration and development company, since 1994. Age 70

         Andrea D. Kantor has been Vice President and General Counsel since 2001, Vice President and Corporate Counsel from 1999 to 2001, and Associate General Counsel from 1988 to 1999. Ms. Kantor is a member of the Association of the Bar of the City of New York and a member of the Corporate and Securities Law Committee of the American Corporate Counsel Association. Age 45

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's securities, to file reports of ownership and changes in ownership with the SEC and the New York Stock Exchange. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on its review of copies of such forms received by it and written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during the period January 1, 2001 to April 15, 2002, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

Item 11. EXECUTIVE COMPENSATION

         The following table and notes present the compensation paid by the Company and subsidiaries to its Chief Executive Officer and the Company's other executive officers.



                           Summary Compensation Table

                                                                Annual                   Long Term
                                                             Compensation              Compensation
                                                                              Other
                                                                             Annual     Securities      All Other
                                                  Salary         Bonus    Compensation  Underlying    Compensation
Name and Principal Position             Year        ($)           ($)          ($)      Options(#)         ($)
---------------------------             ----        ---           ---          ---      ----------         ---

Jerome I. Feldman...................    2001       413,915           --         --            --        82,622(1)
     Chairman and Chief                 2000       425,000           --         --            --       100,472(2)
     Executive Officer                  1999       450,899           --         --       100,000(3)     74,067(4)

Scott N. Greenberg..................    2001       233,158                      --            --         7,121(5)
     President and Chief                2000       234,233           --     65,560(6)         --         6,146(7)
     Financial Officer                  1999       235,300           --         --       100,000(3)     28,888(8)

John C. McAuliffe...................    2001       271,541(9)        --         --            --         6,818(10)
     Senior Vice President              2000       259,039(9)        --      8,906(6)      5,000(3)      6,033(11)
     President, General Physics         1999       241,313(9)   410,000(9)      --       120,000(3)     26,239(12)
     Corporation

Andrea D. Kantor....................    2001       192,410                      --            --         6,841(13)
     Vice President and                 2000       189,920           --      8,906(6)         --         6,012(14)
     General Counsel                    1999       178,113           --         --        15,000(3)      3,961(15)


(1) Includes $50,000 for services rendered to GPC; a $4,589 matching contribution to General Physics Corporation Profit Investment Plan (the "GPC PIP Plan); $19,752 for split dollar life insurance premiums; and $8,281 for group term life insurance premiums.

(2) Includes $62,500 for services rendered to GPC; a $5,250 matching contribution to GPC PIP Plan; $24,441 for split dollar life insurance premiums; and $8,281 for group term life insurance premiums.

(3) Consists of options to purchase shares of Common Stock granted pursuant to the Company's 1973 Non-Qualified Stock Option Plan, as amended (the "Plan").

(4) Includes $49,000 in cash and Common Stock received in connection with the merger of the Company and GPC in 1997 (the "Merger"); a $4,000 matching contribution to the Company's 401(k) Savings Plan (the "401(k) Savings Plan"); and $21,067 for split dollar life insurance premiums.

(5) Includes a $5,985 matching contribution to the GPC PIP Plan; $533 for split dollar life insurance premiums; and $603 group term life insurance premiums.

(6) Grant date present values of options to purchase shares of common stock of Millennium Cell Inc. ("Millennium Cell") owned by the Company, which options were granted on February 11, 2000 pursuant to the terms of the GP Strategies Millennium Cell, LLC Plan. Such options have an exercise price of $.91 per share (the Company's estimate of the fair market value on the date of grant is $.70), were either fully exercisable on the date of grant or 50% exercisable on the date of grant and 50% exercisable on the first anniversary of the date of grant, and have an expiration date of September 30, 2002. Grant date present values were determined using the Black-Scholes option pricing model, using the following assumptions: (a) time of exercise is May 11, 2002, (b) stock price volatility is 75%, (c) the risk-free rate of return is 5.75%, and
         (d) the dividend yield is 0%. No discount was applied to the option values to account for the facts that the options are not freely transferable and are subject to the risk of forfeiture. Includes options to purchase 241,919, 32,865 and 32,865 shares of Millennium Cell common stock ("Millennium Common Stock") owned by the Company, granted to Mr. Greenberg, Mr. McAuliffe and Ms. Kantor, respectively.

(7) Includes a $5,250 matching contribution to the GPC PIP Plan; $494 for split dollar life insurance premiums; and $402 group term life insurance premiums.

(8) Includes $24,500 in cash and Common Stock received in connection with the Merger; a $4,000 matching contribution to the 401(k) Savings Plan; and $388 for split dollar life insurance premiums.

(9)      Paid by GPC for services rendered solely to GPC.

(10) Includes a $5,985 matching contribution to the GPC PIP Plan; $533 for split dollar life insurance premiums; and $300 for group term life insurance premiums.

(11) Includes a $5,250 matching contribution to the GPC PIP Plan; $483 for split dollar life insurance premiums; and $300 for group term life insurance premiums.

(12) Includes $20,134 in cash and Common Stock received in connection with the Merger; $5,700 contributed by GPC under the GPC Plan; and $405 for split dollar life insurance premiums paid by GPC.

(13) Includes a $6,043 matching contribution to the GPC PIP Plan; $396 for split dollar life insurance premiums; and $402 for group term life insurance premiums.

(14) Includes a $5,250 matching contribution to the GPC PIP Plan; $360 for split dollar life insurance premiums; and $402 for group term life insurance premiums.

(15) Includes a $3,245 matching contribution to the 401(k) Savings Plan; $289 for split dollar life insurance premiums; and $427 for group term life insurance premiums.

                              Option Grants in 2001

No options were granted to the named executive officers in 2001.

                       Aggregate Option Exercises in 2001
                        And Fiscal Year-End Option Values

         The following table and notes contain information concerning the exercise of stock options under the Plan during 2001 and unexercised options under the Plan held at the end of 2001 by the named executive officers. Unless otherwise indicated, options are to purchase shares of Common Stock.

                                  Shares                       Exercisable/Unexercisable   Value of Unexercised
                                Acquired on      Value                Options at          In-the-Money Options at
                                 Exercise      Realized          December 31, 2001(#)     December 31, 2001($)(1)
                                                                 --------------------     -----------------------
Name                                (#)           ($)        Exercisable    Unexercisable Exercisable Unexercisable
----                                ---           ---        -----------    ------------- ----------- -------------

Jerome I. Feldman..........           -0-         -0-           13,623          40,000        -0-          -0-
Scott N. Greenberg.........           -0-         -0-          145,875          40,000        -0-          -0-
John C. McAuliffe..........           -0-         -0-          122,570          72,430        -0-          -0-
Andrea D. Kantor...........           -0-         -0-           21,500           6,000        -0-          -0-


..........

(1) Calculated based on $3.80, which was the closing price of the Common Stock as reported by the New York Stock Exchange on December 31, 2001, which was below the exercise price of the stock options.

         During 2001, Scott N. Greenberg exercised all 1,000 of his remaining options granted under the GTS Duratek, Inc. Stock Option Plan of the Company and realized $2,800 of value, and Andrea D. Kantor exercised all 5,000 of her remaining options granted under the GTS Duratek, Inc. Stock Option Plan of the Company and realized $5,655 of value, based in each case on the difference between the exercise price of the options and the market price of Duratek common stock on the exercise date.

         During 2001, John C. McAuliffe exercised 16,433 of his options granted under the GP Strategies Millennium Cell, LLC Plan and realized $185,360 of value, and Andrea D. Kantor exercised 10,000 of her options granted under the GP Strategies Millennium Cell, LLC Plan and realized $90,000 of value, based in each case on the difference between the exercise price of the options and the market price of Millennium Common Stock on the exercise date.

Compensation Committee Report on Executive Compensation

         The Compensation Committee is responsible for administering the compensation program for the executive officers of the Company. The Compensation Committee consists of Gordon Smale.

         The Compensation Committee's executive compensation policies are designed to offer competitive compensation opportunities for all executives which are based on personal performance, individual initiative, and achievement, as well as assisting the Company in attracting and retaining qualified executives. The Compensation Committee also endorses the position that stock ownership by management and stock-based compensation arrangements are beneficial in aligning management's and stockholders' interests in the enhancement of stockholder value.

         Compensation paid to the Company's executive officers generally consists of the following elements: base salary, annual bonus, and long-term compensation in the form of stock options and the GPC PIP Plan. The compensation for the executive officers of the Company is determined by a consideration of each officer's initiative and contribution to overall corporate performance and the officer's managerial abilities and performance in any special projects that the officer may have undertaken. Competitive base salaries that reflect the individual's level of responsibility are important elements of the Company's executive compensation philosophy. Subjective considerations of individual performance are considered by the Compensation Committee in establishing annual bonuses and other incentive compensation.

         The Company has certain broad-based employee benefit plans in which all employees, including the named executives, are permitted to participate on the same terms and conditions relating to eligibility and subject to the same limitations on amounts that may be contributed. In 2001, the Company also made matching contributions to the GPC PIP Plan for those participants.

Mr. Feldman's 2001 Compensation

         Mr. Feldman's compensation in 2001 was determined principally by the terms of his employment agreement with the Company, which was negotiated with the Compensation Committee of the Board of Directors. Effective June 1, 1999, the Company and Mr. Feldman entered into a five-year employment agreement, which is described below. In considering Mr. Feldman's compensation and the terms of the employment agreement, the Compensation Committee considered Mr. Feldman's significant contribution to the strategic redirection of the Company over the last several years and his role with respect to the divestiture of the Company's non-core assets. Mr. Feldman was instrumental in achieving a $17.2 million reduction since December 2000 in the Company's outstanding debt under its revolving credit facilities, primarily through the receipt of gross proceeds of $14,624,000 in 2001 from the sale of 2,081,000 shares of the Company's Millennium Common Stock. In addition, Mr. Feldman led management's efforts in securing a new three-year, $40 million revolving credit agreement. However, based on the Company's disappointing financial performance in 2001, the Compensation Committee did not believe that a bonus for Mr. Feldman was warranted in 2001.

         Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings make by the Company under those statutes, in whole or in part, this report shall not be deemed to be incorporated by reference into any such filings, nor will this report be incorporated by reference into any future filings make by the Company under those statutes.

                                             Gordon Smale

Directors Compensation

         Directors who are not employees of the Company or its subsidiaries receive an annual fee of $5,000, payable quarterly equally in cash and stock, and $1,000 for each meeting of the Board of Directors attended, and generally do not receive any additional compensation for service on the committees of the Board of Directors other than the Audit Committee. Employees of the Company or its subsidiaries do not receive additional compensation for serving as directors. During 2001, Mr. Reid, Admiral Kauderer, and Dr. Glashow each received $1,000 for service on the Audit Committee. Mr. Reid also received $10,000 for his role in obtaining financing for the Company's Hydro Med Sciences, Inc. subsidiary.

         Each of the directors of the Company who are not employees of the Company or its subsidiaries have been granted options under the GP Strategies Millennium Cell, LLC Plan to purchase 10,955 shares of Millennium Common Stock owned by the Company. During 2001, Mr. Reid exercised 5,000 of his options and realized $41,203 of value, and Mr. Smale exercised 1,600 of his options and realized $13,904 of value, in each case based on the difference between the exercise price of the options and the market price of Millennium Common Stock on the exercise date.

Employment Agreements

         Jerome I. Feldman. As of June 1, 1999, Jerome I. Feldman and the Company entered into an employment agreement pursuant to which Mr. Feldman is employed as Chief Executive Officer of the Company until May 31, 2004, unless sooner terminated. The Employment Agreement also provides that Mr. Feldman is employed as President of the Company, but effective June 12, 2001, Mr. Feldman resigned as President of the Company and Scott Greenberg was elected to that office.

         Commencing June 1, 1999, Mr. Feldman's base annual salary is $400,000, with annual increases of $25,000. The Company and Mr. Feldman have agreed to negotiate in good faith to formulate an annual incentive based compensation arrangement based on the Company's achieving certain financial milestones which will be fair and equitable to Mr. Feldman and the Company and its stockholders. Each December, the Board of Directors is required to determine Mr. Feldman's bonus for the year then ending, based upon the Company's revenues, profits or losses, financing activities, and such other factors deemed relevant by the Board of Directors. Mr. Feldman did not receive a bonus for the year 2001. Pursuant to the employment agreement entered into in 1999, the Company granted Mr. Feldman under the Company's option plan, options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $8.00 per share, the market price on the date of grant. Such options vested 20% immediately and 20% on each June 1 commencing June 1, 2000 and terminate on May 31, 2004. The Company is required to provide Mr. Feldman with an automobile, to pay for country club dues, which membership is to be used primarily to further the Company's business, and to maintain the existing life and disability insurance covering Mr. Feldman. The maturity date of the Company's presently outstanding loans to Mr. Feldman was extended to May 31, 2004, and all contractual restrictions imposed by the Company on the disposition by Mr. Feldman of shares of Class B Stock were terminated.

         The Company may terminate the employment agreement for Cause, which is defined as (i) the willful and continued failure by Mr. Feldman to substantially perform his duties or obligations or (ii) the willful engaging by Mr. Feldman in misconduct which is materially monetarily injurious to the Company. If the employment agreement is terminated for Cause, the Company is required to pay Mr. Feldman his full salary through the date his employment is terminated. If Mr. Feldman's employment is terminated by his death, the Company is required to pay to his heirs, in a lump sum, an amount equal to his full salary for the period ending May 31, 2004. If, as a result of Mr. Feldman's incapacity due to physical or mental illness, he is absent from his duties on a full-time basis for the entire period of six consecutive months, and he does not return within 30 days of notice, the Company may terminate his employment. Mr. Feldman is entitled to receive his full salary during the disability period until his employment is terminated.

         Mr. Feldman can terminate the employment agreement for Good Reason, which is defined to include (i) a change in control of the Company or (ii) a failure by the Company to comply with any material provision of the employment agreement which has not been cured within ten days after notice. A "change in control" of the Company is defined as (i) a change in control of a nature that would be required to be reported in response to Item 1(a) of Current Report on Form 8-K ("Form 8-K") pursuant to Section 13 or 15(d) of the Exchange Act, other than a change of control resulting in control by Mr. Feldman or a group including Mr. Feldman, (ii) any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act), other than Mr. Feldman or a group including Mr. Feldman, is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 20% or more of the combined voting power of the Company's then outstanding securities, or (iii) at any time individuals who were either nominated for election or elected by the Board of Directors of the Company cease for any reason to constitute at least a majority of the Board.

         If the Company wrongfully terminates the employment agreement or Mr. Feldman terminates the employment agreement for Good Reason, then (i) the Company is required to pay Mr. Feldman his full salary through the termination date; (ii) the Company is required to pay as severance pay to Mr. Feldman an amount equal to (a) Mr. Feldman's average annual cash compensation received from the Company during the three full calendar years immediately preceding the termination date, multiplied by (b) the greater of (i) the number of years (including partial years) that would have been remaining in the employment period if the employment agreement had not so terminated and (ii) three, such payment to be made (c) if termination is based on a change of control of the Company, in a lump sum or (d) if termination results from any other cause, in substantially equal semimonthly installments payable over the number of years (including partial years) that would have been remaining in the employment period if the employment agreement had not so terminated; (iii) all options to purchase the Company's Common Stock granted to Mr. Feldman under the Company's option plan or otherwise immediately become fully vested and terminate on such date as they would have terminated if Mr. Feldman's employment by the Company had not terminated and, if Mr. Feldman's termination is based on a change of control of the Company and Mr. Feldman elects to surrender any or all of such options to the Company, the Company is required to pay Mr. Feldman a lump sum cash payment equal to the excess of (a) the fair market value on the termination date of the securities issuable upon exercise of the options surrendered over
(b) the aggregate exercise price of the options surrendered; (iv) the Company is required to maintain in full force and effect, for a number of years equal to the greater of (a) the number of years (including partial years) that would have been remaining in the employment period if the employment agreement had not so terminated and (b) three, all employee benefit plans and programs in which Mr. Feldman was entitled to participate immediately prior to the termination date; and (v) if termination of the employment agreement arises out of a breach by the Company, the Company is required to pay all other damages to which Mr. Feldman may be entitled as a result of such breach.

         Notwithstanding the foregoing, the Company shall not be obligated to pay any portion of any amount otherwise payable to Mr. Feldman if the Company could not reasonably deduct such portion solely by operation of Section 280G ("Section 280G") of the Internal Revenue Code of 1986, as amended.

         Scott N. Greenberg. As of July 1, 1999, Scott N. Greenberg and the Company entered into an employment agreement pursuant to which Mr. Greenberg is employed as the Executive Vice President of the Company. Effective June 12, 2001 Mr. Greenberg was elected President of the Company. Unless sooner terminated pursuant to its terms, the employment agreement terminates on June 30, 2004, provided that if the employment agreement has not been terminated prior to June 30, 2002, the employment agreement is extended on June 30, 2002 to June 30, 2005.

         Commencing July 1, 1999, Mr. Greenberg's base annual salary is $250,000, with annual increases to be determined by the Board of Directors of not less than the greater of (i) 3% and (ii) the percentage increase in the Consumer Price Index. The Company agreed to pay Mr. Greenberg a signing bonus of $300,000, which Mr. Greenberg waived. Mr. Greenberg is entitled to an annual bonus based upon the percentage increase in GPC's earnings before interest, taxes, depreciation and amortization, excluding extraordinary or unusual nonrecurring items of income and expense ("EBITDA"), from GPC's EBITDA for the prior year, up to 50% of his base salary, however Mr. Greenberg did not receive a bonus for the year 2001 because of GPC's financial performance. Pursuant to the employment agreement entered into in 1999, the Company has granted Mr. Greenberg under the Company's option plan, options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $8.00 per share, the market price on the date of grant. Such options vest 20% immediately and 20% on each July 1 commencing July 1, 2000 and terminate on June 30, 2004. The Company is required to provide Mr. Greenberg with an automobile and to maintain the existing life and disability insurance covering Mr. Greenberg.

         The Company may terminate the employment agreement for Cause, which is defined as (i) the willful and continued failure by Mr. Greenberg to substantially perform his duties or obligations or (ii) the willful engaging by Mr. Greenberg in misconduct which is materially monetarily injurious to the Company. If the employment agreement is terminated for Cause, the Company is required to pay Mr. Greenberg his full salary through the date his employment is terminated. If Mr. Greenberg's employment is terminated by his death, the Company is required to pay to his spouse or estate his full salary for a period of one year. If, as a result of Mr. Greenberg's incapacity due to physical or mental illness, he is absent from his duties on a full-time basis for the entire period of six consecutive months, and he does not return within 30 days of notice, the Company may terminate his employment. Mr. Greenberg is entitled to receive his full salary during the disability period until his employment is terminated.

         Mr. Greenberg can terminate the employment agreement for Good Reason, which is defined to include (i) a change in control of the Company, (ii) a management change in control of the Company, or (iii) a failure by the Company to comply with any material provision of the employment agreement which has not been cured within ten days after notice. A "change in control" of the Company is defined as any of the following, but only if not approved by the Board of Directors, (i) a change in control of a nature that would be required to be reported in response to Item 1(a) of Form 8-K, other than a change of control resulting in control by Mr. Feldman or Mr. Greenberg or a group including Mr. Feldman or Mr. Greenberg, (ii) any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act), other than Mr. Feldman or Mr. Greenberg or a group including Mr. Feldman or Mr. Greenberg, is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 20% or more of the combined voting power of the Company's then outstanding securities, (iii) the Company and its affiliates owning less than a majority of the voting stock of GPC, (iv) the sale of all or substantially all of the assets of GPC, or (v) at any time when there has not been a management change of control of the Company, individuals who were either nominated for election or elected by the Board of Directors of the Company cease for any reason to constitute at least a majority of the Board. A "management change in control" of the Company is defined as (i) an event that would have constituted a change of control of the Company if it had not been approved by the Board of Directors or (ii) a change in control of the Company of a nature that would be required to be reported in response to
Item 1(a) of Form 8-K, resulting in control by a buy-out group including Mr. Feldman but not Mr. Greenberg.

         If the Company wrongfully terminates the employment agreement or Mr. Greenberg terminates the employment agreement for Good Reason (other than as a result of a management change of control), (i) the Company is required to pay Mr. Greenberg his full salary and provide him his benefits through the termination date, and pay him his full annual bonus for the calendar year in which termination occurs; (ii) the Company is required to pay as severance pay to Mr. Greenberg an amount equal to (a) Mr. Greenberg's average annual cash compensation received from the Company during the three full calendar years immediately preceding the termination date, multiplied by (b) the greater of (I) the number of years (including partial years) that would have been remaining in the employment period if the employment agreement had not so terminated but was not subsequently extended and (II) three, such payment to be made (c) if termination is based on a change of control of the Company, in a lump sum or (d) if termination results from any other cause, in substantially equal semimonthly installments payable over the number of years (including partial years) that would have been remaining in the employment period if the employment agreement had not so terminated but was not subsequently extended; (iii) all options to purchase the Company's Common Stock granted to Mr. Greenberg under the Company's option plan or otherwise immediately become fully vested and terminate on such date as they would have terminated if Mr. Greenberg's employment by the Company had not terminated and, if Mr. Greenberg's termination is based on a change of control of the Company and Mr. Greenberg elects to surrender any or all of such options to the Company, the Company is required to pay Mr. Greenberg a lump sum cash payment equal to the excess of (a) the fair market value on the termination date of the securities issuable upon exercise of the options surrendered over
(b) the aggregate exercise price of the options surrendered; (iv) the Company is required to maintain in full force and effect, for a number of years equal to the greater of (a) the number of years (including partial years) that would have been remaining in the employment period if the employment agreement had not so terminated but was not subsequently extended and (b) three, all employee benefit plans and programs in which Mr. Greenberg was entitled to participate immediately prior to the termination date; and (v) if termination of the employment agreement arises out of a breach by the Company, the Company is required to pay all other damages to which Mr. Greenberg may be entitled as a result of such breach.

         If Mr. Greenberg terminates the employment agreement for Good Reason as a result of a management change of control, (i) the Company is required to pay Mr. Greenberg his full salary and provide him his benefits through the termination date, and pay him his full annual bonus for the calendar year in which termination occurs; (ii) the Company is required to pay as severance pay to Mr. Greenberg a lump sum amount equal to twice Mr. Greenberg's average annual cash compensation received from the Company during the three full calendar years immediately preceding the termination date; (iii) all options to purchase the Company's Common Stock granted to Mr. Greenberg under the Company's option plan or otherwise immediately become fully vested and terminate on such date as they would have terminated if Mr. Greenberg's employment by the Company had not terminated and, if Mr. Greenberg elects to surrender any or all of such options to the Company, the Company is required to pay Mr. Greenberg a lump sum cash payment equal to the excess of (a) the fair market value on the termination date of the securities issuable upon exercise of the options surrendered over (b) the aggregate exercise price of the options surrendered; and (iv) the Company is required to maintain in full force and effect for two years all employee benefit plans and programs in which Mr. Greenberg was entitled to participate immediately prior to the termination date.

         Notwithstanding the foregoing, the Company shall not be obligated to pay any portion of any amount otherwise payable to Mr. Greenberg if the Company could not reasonably deduct such portion solely by operation of Section 280G.

         John C. McAuliffe. As of July 1, 1999, John C. McAuliffe and GPC entered into an employment agreement pursuant to which Mr. McAuliffe is employed as President of GPC. Unless sooner terminated pursuant to its terms, the employment agreement terminates on June 30, 2004, provided that if the employment agreement has not been terminated prior to June 30, 2002, the employment agreement is extended on June 30, 2002 to June 30, 2005, and if the employment agreement has not been terminated prior to June 30, 2003, the employment agreement is extended on June 30, 2003 to June 30, 2006.

         Commencing July 1, 1999, Mr. McAuliffe's base annual salary is $250,000, with annual increases to be determined by the Board of Directors of GPC of not less than 5%. GPC paid Mr. McAuliffe a signing bonus of $300,000. In addition, Mr. McAuliffe was given the right to allocate bonuses in an aggregate amount of up to $800,000 to other GPC employees, provided that such employees agreed to return their bonus if their employment with GPC terminated prior to July 1, 2002. Mr. McAuliffe is entitled to an annual bonus based upon the percentage increase in GPC's EBITDA from GPC's EBITDA for the prior year, up to 50% of his base salary, however, Mr. McAuliffe did not receive a bonus for the year 2001 because of GPC's financial performance. Pursuant to the employment agreement entered into in 1999, the Company has granted Mr. McAuliffe under the Company's option plan, options to purchase 100,000 shares of the Company's

Common Stock at an exercise price of $8.00 per share, the market price on the date of grant. Such options vest 20% immediately and 20% on each July 1 commencing July 1, 2000 and terminate on June 30, 2004. GPC is required to provide Mr. McAuliffe with an automobile, to pay up to $10,000 for country club dues, which membership is to be used primarily to further GPC's business, and to maintain the existing life and disability insurance covering Mr. McAuliffe.

         GPC may terminate the employment agreement for Cause, which is defined as (i) the willful and continued failure by Mr. McAuliffe to substantially perform his duties or obligations or (ii) the willful engaging by Mr. McAuliffe in misconduct which is materially monetarily injurious to GPC. If the employment agreement is terminated for Cause, GPC is required to pay Mr. McAuliffe his full salary through the date his employment is terminated. If Mr. McAuliffe's employment is terminated by his death, GPC is required to pay to his spouse or estate his full salary for a period of one year. If, as a result of Mr. McAuliffe's incapacity due to physical or mental illness, he is absent from his duties on a full-time basis for the entire period of six consecutive months, and he does not return within 30 days of notice, GPC may terminate his employment. Mr. McAuliffe is entitled to receive his full salary during the disability period until his employment is terminated.

         Mr. McAuliffe can terminate the employment agreement for Good Reason, which is defined to include (i) a change in control of the Company or (ii) a failure by GPC to comply with any material provision of the employment agreement which has not been cured within ten days after notice. A "change in control" of the Company is defined as (i) a change in control of a nature that would be required to be reported in response to Item 1(a) of Form 8-K, other than a change of control resulting in control by Mr. Feldman or Mr. McAuliffe or a group including Mr. Feldman or Mr. McAuliffe, (ii) a change in control of a nature that would be required to be reported in response to Item 1(a) of Form 8-K, resulting in control by a buy-out group including Mr. Feldman but not Mr. McAuliffe, (iii) any "person" (as such term is used in Sections 13(d) and 4(d) of the Exchange Act), other than Mr. Feldman or Mr. McAuliffe or a group including Mr. Feldman or Mr. McAuliffe, is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 20% or more of the combined voting power of the Company's then outstanding securities, (iv) the Company and its affiliates owning less than a majority of the voting stock of GPC, (v) the sale of all or substantially all of the assets of GPC, or (vi) at any time individuals who were either nominated for election or elected by the Board of Directors of the Company cease for any reason to constitute at least a majority of the Board.

         If GPC wrongfully terminates the employment agreement or Mr. McAuliffe terminates the employment agreement for Good Reason, (i) GPC is required to pay Mr. McAuliffe his full salary and provide him his benefits through the termination date, and pay him his full annual bonus for the calendar year in which termination occurs; (ii) GPC is required to pay as severance pay to Mr. McAuliffe an amount equal to (a) Mr. McAuliffe's average annual cash compensation received from GPC during the three full calendar years immediately preceding the termination date, multiplied by (b) the greater of (I) the number of years (including partial years) that would have been remaining in the employment period if the employment agreement had not so terminated but was not subsequently extended and (II) three, such payment to be made (c) if termination is based on a change of control of the Company, in a lump sum or (d) if termination results from any other cause, in substantially equal semimonthly installments payable over the number of years (including partial years) that would have been remaining in the employment period if the employment agreement had not so terminated but was not subsequently extended; (iii) all options to purchase the Company's Common Stock granted to Mr. McAuliffe under the Company's option plan or otherwise immediately become fully vested and terminate on such date as they would have terminated if Mr. McAuliffe's employment by GPC had not terminated and, if Mr. McAuliffe's termination is based on a change of control of the Company and Mr. McAuliffe elects to surrender any or all of such options to GPC, GPC is required to pay Mr. McAuliffe a lump sum cash payment equal to the excess of (a) the fair market value on the termination date of the securities issuable upon exercise of the options surrendered over (b) the aggregate exercise price of the options surrendered; (iv) GPC is required to maintain in full force and effect, for a number of years equal to the greater of
(a) the number of years (including partial years) that would have been remaining in the employment period if the employment agreement had not so terminated but was not subsequently extended and (b) three, all employee benefit plans and programs in which Mr. McAuliffe was entitled to participate immediately prior to the termination date; and (v) if termination of the employment agreement arises out of a breach by GPC, GPC is required to pay all other damages to which Mr. McAuliffe may be entitled as a result of such breach.

         Notwithstanding the foregoing, GPC shall not be obligated to pay any portion of any amount otherwise payable to Mr. McAuliffe if GPC could not reasonably deduct such portion solely by operation of Section 280G.

         The Company guaranteed the performance by GPC of its obligations under Mr. McAuliffe's employment agreement.

         Andrea D. Kantor. As of May 1, 2001, Andrea D. Kantor and the Company entered into an employment agreement pursuant to which Ms. Kantor is employed as the Vice President and General Counsel of the Company. Unless sooner terminated pursuant to its terms, the employment agreement terminates on June 30, 2004, provided that if the employment agreement has not been terminated prior to June 30, 2002, the employment agreement is extended on June 30, 2002 to June 30, 2005.

         Commencing May 1, 2001, Ms. Kantor's base annual salary is $190,000, with annual increases to be determined by the Board of Directors of not less than the greater of (i) 3% and (ii) the percentage increase in the Consumer Price Index. Ms. Kantor is entitled to an annual bonus, as determined by the Board based upon the Company's revenues, profits or losses, financing activities, and such other factors deemed relevant by the Board. Ms. Kantor did not receive a bonus for the year 2001.

         The Company may terminate the employment agreement for Cause, which is defined as (i) the willful and continued failure by Ms. Kantor to substantially perform her duties or obligations or (ii) the willful engaging by Ms. Kantor in misconduct which is materially monetarily injurious to the Company. If the employment agreement is terminated for Cause, the Company is required to pay Ms. Kantor her full salary through the date her employment is terminated. If Ms. Kantor's employment is terminated by her death, the Company is required to pay to her spouse or estate her full salary for a period of one year. If, as a result of Ms. Kantor's incapacity due to physical or mental illness, she is absent from her duties on a full-time basis for the entire period of six consecutive months, and she does not return within 30 days of notice, the Company may terminate her employment. Ms. Kantor is entitled to receive her full salary during the disability period until her employment is terminated.

         Ms. Kantor can terminate the employment agreement for Good Reason, which is defined to include (i) a change in control of the Company, (ii) a management change in control of the Company, or (iii) a failure by the Company to comply with any material provision of the employment agreement which has not been cured within ten days after notice. A "change in control" of the Company is defined as any of the following, but only if not approved by the Board of Directors, (i) a change in control of a nature that would be required to be reported in response to Item 1(a) of Form 8-K, other than a change of control resulting in control by Mr. Feldman or Mr. Greenberg or a group including Mr. Feldman or Mr. Greenberg, (ii) any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act), other than Mr. Feldman or Mr. Greenberg or a group including Mr. Feldman or Mr. Greenberg, is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 20% or more of the combined voting power of the Company's then outstanding securities, (iii) the Company and its affiliates owning less than a majority of the voting stock of GPC, (iv) the sale of all or substantially all of the assets of GPC, or (v) at any time when there has not been a management change of control of the Company, individuals who were either nominated for election or elected by the Board of Directors of the Company cease for any reason to constitute at least a majority of the Board. A "management change in control" of the Company is defined as (i) an event that would have constituted a change of control of the Company if it had not been approved by the Board of Directors or (ii) a change in control of the Company of a nature that would be required to be reported in response to
Item 1(a) of Form 8-K, resulting in control by a buy-out group including Mr. Feldman but not Mr. Greenberg.

         If the Company wrongfully terminates the employment agreement or Ms. Kantor terminates the employment agreement for Good Reason (other than as a result of a management change of control), (i) the Company is required to pay Ms. Kantor her full salary and provide her benefits through the termination date, and pay her full annual bonus for the calendar year in which termination occurs; (ii) the Company is required to pay as severance pay to Ms. Kantor an amount equal to (a) Ms. Kantor's average annual cash compensation received from the Company during the three full calendar years immediately preceding the termination date, multiplied by (b) the greater of (I) the number of years (including partial years) that would have been remaining in the employment period if the employment agreement had not so terminated but was not subsequently extended and (II) three, such payment to be made (c) if termination is based on a change of control of the Company, in a lump sum or (d) if termination results from any other cause, in substantially equal semimonthly installments payable over the number of years (including partial years) that would have been remaining in the employment period if the employment agreement had not so terminated but was not subsequently extended; (iii) all options to purchase the Company's Common Stock granted to Ms. Kantor under the Company's option plan or otherwise immediately become fully vested and terminate on such date as they would have terminated if Ms. Kantor's employment by the Company had not terminated and, if Ms. Kantor's termination is based on a change of control of the Company and Ms. Kantor elects to surrender any or all of such options to the Company, the Company is required to pay Ms. Kantor a lump sum cash payment equal to the excess of (a) the fair market value on the termination date of the securities issuable upon exercise of the options surrendered over (b) the aggregate exercise price of the options surrendered; (iv) the Company is required to maintain in full force and effect, for a number of years equal to the greater of (a) the number of years (including partial years) that would have been remaining in the employment period if the employment agreement had not so terminated but was not subsequently extended and (b) three, all employee benefit plans and programs in which Ms. Kantor was entitled to participate immediately prior to the termination date; and (v) if termination of the employment agreement arises out of a breach by the Company, the Company is required to pay all other damages to which Ms. Kantor may be entitled as a result of such breach.

         If Ms. Kantor terminates the employment agreement for Good Reason as a result of a management change of control, (i) the Company is required to pay Ms. Kantor her full salary and provide her benefits through the termination date, and pay her full annual bonus for the calendar year in which termination occurs;
(ii) the Company is required to pay as severance pay to Ms. Kantor a lump sum amount equal to twice Ms. Kantor's average annual cash compensation received from the Company during the three full calendar years immediately preceding the termination date; (iii) all options to purchase the Company's Common Stock granted to Ms. Kantor under the Company's option plan or otherwise immediately become fully vested and terminate on such date as they would have terminated if Ms. Kantor's employment by the Company had not terminated and, if Ms. Kantor elects to surrender any or all of such options to the Company, the Company is required to pay Ms. Kantor a lump sum cash payment equal to the excess of (a) the fair market value on the termination date of the securities issuable upon exercise of the options surrendered over (b) the aggregate exercise price of the options surrendered; and (iv) the Company is required to maintain in full force and effect for two years all employee benefit plans and programs in which Ms. Kantor was entitled to participate immediately prior to the termination date.

         Notwithstanding the foregoing, the Company shall not be obligated to pay any portion of any amount otherwise payable to Ms. Kantor if the Company could not reasonably deduct such portion solely by operation of Section 280G.

Performance Graph

         The following table compares the performance of the Common Stock for the periods indicated with the performance of the NYSE Market Index and the MG Group Index/Education and Training Services assuming $100 were invested on December 31, 1996 in the Common Stock, the NYSE Market Index and the MG Group Index/Education and Training Services. Values are as of December 31 of the specified year assuming that all dividends were reinvested:



----------------------------- ---------------- ------------- --------------- -------------- -------------- -------------
Company/Index Name            Base Period
                              Dec 1996         Dec 1997      Dec 1998        Dec 1999       Dec 2000       Dec 2001
----------------------------- ---------------- ------------- --------------- -------------- -------------- -------------
----------------------------- ---------------- ------------- --------------- -------------- -------------- -------------
GP Strategies                 $100.00          $180.49       $195.12         $  79.67       $  56.10       $  49.43

----------------------------- ---------------- ------------- --------------- -------------- -------------- -------------
----------------------------- ---------------- ------------- --------------- -------------- -------------- -------------
NYSE Market Index               100.00           132.37        148.86            95.90        152.64        167.56

----------------------------- ---------------- ------------- --------------- -------------- -------------- -------------
----------------------------- ---------------- ------------- --------------- -------------- -------------- -------------
MG Group Index/Education        100.00           131.56        156.55          171.42         175.51        159.87
and Training Services
----------------------------- ---------------- ------------- --------------- -------------- -------------- -------------


Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth the number of shares of Class B Stock and Common Stock beneficially owned as of April 15, 2002, by each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Class B Stock or Common Stock.


                                                                           Amount and
                            Name and Address                                Nature of                   Percent of
Title of Class             of Beneficial Owner                        Beneficial Ownership               Class(1)
--------------             -------------------                        --------------------               --------

Class B Stock              Jerome I. Feldman                           568,750 shares(2)                   63.2%
                           c/o GP Strategies Corporation
                           9 West 57th Street
                           Suite 4170
                           New York, NY 10019

Class B Stock              Bedford Oak Partners, L.P.                  300,000 shares(3)(4)                33.3%
                           100 South Bedford Road
                           Mt. Kisco, NY 10549

Common Stock               Jerome I. Feldman                           636,755 shares(2)(5)                 4.8%

Common Stock               Bedford Oak Partners, L.P.                  1,231,500 shares(3)(6)               9.4%
                           100 South Bedford Road
                           Mt. Kisco, NY 10549

Common Stock               Caxton International Limited                1,210,100 shares(7)                  9.5%
                           315 Enterprise Drive
                           Plainsboro, NJ 08536

Common Stock               Dimensional Fund Advisors, Inc.             949,355 shares(8)                    7.4%
                           1299 Ocean Avenue
                           Santa Monica, CA 90401

Common Stock               Liberty Wanger Asset Management L.P.        820,000 shares(9)                    6.4%
                           227 West Monroe Street
                           Chicago, IL 60606

Common Stock               General Physics Corporation Profit          972,264 shares(10)                   7.6%
                           Investment Plan
                           6700 Alexander Bell Drive
                           Columbia, Maryland 21046



(1) The percentage of class calculation for Class B Stock assumes for each beneficial owner that no shares of Class B Stock are converted into Common Stock by the named beneficial owner or any other stockholder. The percentage of class calculation for Common Stock assumes for each beneficial owner that (i) all options are exercised in full and all shares of Class B Stock are converted into Common Stock only by the named beneficial owner and (ii) no other options are exercised and no other shares of Class B Stock are converted by any other stockholder.

(2) On December 29, 1998, Martin M. Pollak granted certain rights of first refusal with respect to his Class B Stock and options to purchase Class B Stock to Mr. Feldman and his family, and Mr. Feldman granted certain tag-along rights with respect to Class B Stock and options to purchase Class B Stock to Mr. Pollak and his family. In addition, Mr. Pollak agreed that, until May 31, 2004, during any period commencing on the date any person or group commences or enters into, or publicly announces an intention to commence or enter into, and ending on the date such person abandons a tender offer, proxy fight, or other transaction that may result in a change in control of the Company, he will vote his shares of Common Stock and Class B Stock on any matter in accordance with the recommendation of the Board of Directors. Mr. Pollak retired as the Executive Vice President and Treasurer of the Company on May 31, 1999.

(3) Based on a information provided to the Company by Bedford Oak Partners, L.P. ("Bedford Oak").

(4) Pursuant to an agreement, dated October 19, 2001 (the "Bedford Oak Agreement"), between the Company and Bedford Oak, Bedford Oak is required to exercise its right to convert its shares of Class B Stock into Common Stock (i) upon the transfer of such shares to an unrelated party and (ii) at the request of the Board of Directors of the Company.

(5) Includes (i) 1,173 shares of Common Stock held by members of Mr. Feldman's family, (ii) 568,750 shares of Common Stock issuable upon conversion of Class B Stock held by Mr. Feldman, (iii) 46,956 shares of Common Stock issuable upon exercise of currently exercisable stock options held by Mr. Feldman and (iii) 2,976 shares of Common Stock allocated to Mr. Feldman's account pursuant to the provisions of the GPC PIP Plan. Mr. Feldman disclaims beneficial ownership of the 1,173 shares of Common Stock held by members of his family.

(6) Includes 300,000 shares of Common Stock issuable upon conversion of Class B Stock held by Bedford Oak.

(7) Based on a Schedule 13D/A filed jointly by Caxton International Limited, Caxton Equity Growth (BVI) Ltd., Caxton Equity Growth, LLC, and Caxton Associates, L.L.C. with the SEC on June 22, 2001.

(8) Based on a Schedule 13G filed by Dimensional Fund Advisors Inc. ("Dimensional") with the SEC on January 30, 2002. Dimensional has informed the Company that the shares are owned by advisory clients of Dimensional and that Dimensional disclaims beneficial ownership of such shares.

(9) Based on a Schedule 13G filed by Liberty Wanger Asset Management, L.P. ("LWAM") with the SEC on February 14, 2002. LWAM has informed the Company that the shares have been acquired by LWAM on behalf of its discretionary clients.

(10)     Shares may be voted and disposed of by Plan participants.


          SECURITY OWNERSHIP OF DIRECTORS AND NAMED EXECUTIVE OFFICERS

         The following table sets forth, as of April 15, 2002, the beneficial ownership of Common Stock, Class B Stock, and voting stock by each director and nominee for director, each of the named executive officers, and all directors and executive officers as a group.


                                        Total Number of                    Total Number of
                                            Shares of        Percent of        Shares of     Percent of  Percent of
                                          Common Stock      Common Stock     Class B Stock     Class B     Voting
                                       Beneficially Owned     Owned(1)    Beneficially Owned  Stock(2)    Stock(3)

Jerome I. Feldman(4)................       636,755(5)            4.8%        568,750(6)         63.2%       26.4%
Scott N. Greenberg(4)...............       203,954(7)            1.6%
John C. McAuliffe...................       146,048(8)(9)         1.1%             --              --          --
Marshall S. Geller..................       108,161(8)               *             --              --          --
Sheldon L. Glashow(10)..............        16,796(8)               *             --              --          --
Roald Hoffmann(4)(10)...............        16,617(8)               *             --              --          --
Bernard M. Kauderer(10).............        16,796(8)               *             --              --          --
Ogden R. Reid(10)...................        20,046(8)               *             --              --          --
Gordon Smale(11)....................        18,617(8)               *             --              --          --
Andrea D. Kantor....................        38,404(8)(12)           *             --              --          --
Directors and Executive Officers as
     a Group (10 persons)...........     1,222,194(13)           8.9%         568,750           63.2%       28.5%


*The number of shares owned is less than one percent of the outstanding shares or voting stock.

(1) The percentage of class calculation for Common Stock assumes for each beneficial owner and directors and executive officers as a group that
         (i) all options are exercised in full and all shares of Class B Stock are converted into Common Stock only by the named beneficial owner or members of the group and (ii) no other options are exercised and no other shares of Class B Stock are converted by any other stockholder.

(2) The percentage of class calculation for Class B Stock assumes for each beneficial owner and directors and executive officers as a group that no shares of Class B Stock are converted into Common Stock by the named beneficial owner, members of the group, or any other stockholder.

(3) The percentage of voting stock calculation sets forth the percentage of the aggregate number of votes of all holders of Common Stock and Class B Stock represented by the Common Stock and Class B Stock beneficially owned by each beneficial owner and directors and executive officers as a group and assumes for each beneficial owner and directors and executive officers as a group that (i) all options are exercised in full only by the named beneficial owner or members of the group, (ii) no other options are exercised by any other stockholder, and (iii) no shares of Class B Stock are converted into Common Stock by the named beneficial owner, members of the group, or any other stockholder.

(4)      Member of the Executive Committee.

(5)      See footnotes 2 and 5 to Principal Stockholders Table.

(6)      See footnote 2 to Principal Stockholders Table.

(7) Includes (i) 179,208 shares of Common Stock issuable upon exercise of currently exercisable stock options held by Mr. Greenberg, (ii) 3,028 shares of Common Stock allocated to Mr. Greenberg's account pursuant to the provisions of the GPC PIP Plan and (iii) 4,000 shares of Common Stock held by members of his family. Mr. Greenberg disclaims beneficial ownership of the 4,000 shares held by members of his family.

(8) Includes 127,570 shares for Mr. McAuliffe, 15,000 shares for each of Messrs. Glashow, Hoffmann, Kauderer and Smale, 5,000 shares for Mr. Geller, 18,000 shares for Mr. Reid, and 35,166 shares for Ms. Kantor issuable upon exercise of currently exercisable stock options.

(9) Includes 6,322 shares of Common Stock allocated to Mr. McAuliffe's account pursuant to the provisions of the GPC PIP Plan.

(10)     Member of the Audit Committee.

(11)     Member of the Compensation Committee.

(12) Includes 3,238 shares of Common Stock allocated to Ms. Kantor's account pursuant to the provisions of the GPC PIP Plan.

(13) Includes (i) 471,900 shares of Common Stock issuable upon exercise of currently exercisable stock options, (ii) 568,750 shares of Common Stock issuable upon conversion of Class B Stock, and (iii) 15,564 shares of Common Stock allocated to accounts pursuant to the provisions of the GPC PIP Plan.

Item 13. Certain Relationships and Related Transactions

         On May 16, 2001, the Company sold 200,000 shares of its Millennium Common Stock at $8.50 per share, and on September 28, 2001, the Company sold 300,000 shares of its Millennium Common Stock at $3.50 per share, to affiliated entities of LWAM in private placement transactions.

         On October 19, 2001, the Company sold 300,000 shares of Class B Stock (the "Shares") of the Company for an aggregate purchase price of $900,000 to Bedford Oak in a private placement transaction pursuant to the Bedford Oak Agreement. Upon the disposition of any of the Shares (other than to an affiliate of Bedford Oak who agrees to be bound by the provisions of the Bedford Oak Agreement) or at the request of the Board of Directors of the Company, Bedford Oak is required to exercise the right to convert all of the Shares then owned by Bedford Oak into an equal number of shares of Common Stock of the Company (the "Underlying Shares"). The Company is required, at its expense, to file a registration statement (the "Registration Statement") to register under the Securities Act of 1933 (the "Securities Act") the resale by Bedford Oak of the Underlying Shares, and to use its commercially reasonable efforts to cause the Registration Statement to become effective under the Securities Act on the earliest possible date. On any date prior to October 19, 2003 during which the Registration Statement is not effective under the Securities Act, Bedford Oak has the right to require the Company to purchase from Bedford Oak all, but not less than all, of the Shares and Underlying Shares then held by Bedford Oak for a purchase price (the "Put Price") equal to the product of (i) the number of Shares and Underlying Shares owned by Bedford Oak and (ii) the current market price per share of Common Stock of the Company. The Company may pay the Put Price by delivering to the Investor, at the option of the Company, (i) cash,
(ii) shares of Millennium Common Stock owned by the Company with a current market price equal to the Put Price, or (iii) a combination of cash and Millennium Common Stock.

         The Company has made loans to Jerome I. Feldman, the Chairman of the Board and Chief Executive Officer of the Company. Mr. Feldman primarily utilized the proceeds of such loans to exercise options to purchase Class B Stock. Such loans bear interest at the prime rate of Fleet Bank and are secured by the purchased Class B Stock and certain other assets. As of March 31, 2002, the aggregate amount of indebtedness outstanding was $5,442,158, which was the largest aggregate amount of indebtedness outstanding since January 1, 2001.

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

Dated: April 30, 2002