Form 10-K/A
period 2001-12-31
GP STRATEGIES CORP
filed 2002-05-02
CIK 70415

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 2
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2001
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                          Commission File Number 1-7234
                            GP STRATEGIES CORPORATION
             (Exact name of Registrant as specified in its charter)

            Delaware                                  13-1926739
----------------------------                 --------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

9 West 57th Street, New York, NY                        10019
------------------------------------            --------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:             (212) 826-8500

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

Common Stock               Jerome I. Feldman                           636,755 shares(2)(5)                 4.8%

Common Stock               Bedford Oak Partners, L.P.                  1,231,500 shares(3)(6)               9.4%
                           100 South Bedford Road
                           Mt. Kisco, NY 10549

Common Stock               Caxton International Limited                1,210,100 shares(7)                  9.5%
                           315 Enterprise Drive
                           Plainsboro, NJ 08536

Common Stock               Dimensional Fund Advisors, Inc.             949,355 shares(8)                    7.4%
                           1299 Ocean Avenue
                           Santa Monica, CA 90401

Common Stock               Liberty Wanger Asset Management L.P         820,000 shares(9)                    6.4%
                           227 West Monroe Street
                           Chicago, IL 60606


Common Stock               Pequot Capital Management, Inc.             670,400 shares(10)                   5.3%
                           500 Nyala Farm Road
                           Westport, CT 06880


Common Stock               General Physics Corporation Profit          972,264 shares(11)                   7.6%
                           Investment Plan
                           6700 Alexander Bell Drive
                           Columbia, Maryland 21046

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

(6) Includes 300,000 shares of Common Stock issuable upon conversion of Class B Stock held by Bedford Oak.

(7) Based on a Schedule 13D/A filed jointly by Caxton International Limited, Caxton Equity Growth (BVI) Ltd., Caxton Equity Growth LLC, and Caxton Associates, L.L.C. with the SEC on June 22, 2001.

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


(10) Based on a Schedule 13G filed by Pequot Capital Management, Inc. with the SEC on February 14, 2002.


(11)     Shares may be voted and disposed of by Plan participants.

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

         .........                                   GP STRATEGIES CORPORATION



         .........                                   Jerome I. Feldman
         .........                                   Chief Executive Officer

Dated: May 2, 2002