Form 10-Q
period 2002-03-31
GP STRATEGIES CORP
filed 2002-05-20
CIK 70415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended March 31, 2002

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the transition period from                 to

Commission File Number:                                       1-7234

                            GP STRATEGIES CORPORATION

             (Exact Name of Registrant as Specified in its Charter)

Delaware                                                       13-1926739
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization                                Identification No.)

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

          Yes      X                         No
             --------------                    ----------------


Number of shares outstanding of each of issuer's classes of common stock as of May 17, 2002:


Common Stock                                        14,616,084 shares
Class B Capital                                      1,200,000 shares

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                       Page No.

Part I.  Financial Information


         Consolidated Condensed Balance Sheets -
             March 31, 2002 and December 31, 2001                          1

         Consolidated Condensed Statements of Operations-
             Three Months Ended March 31, 2002 and 2001                    3

         Consolidated Condensed Statements of Cash Flows -
             Three Months Ended March 31, 2002 and 2001                    4

         Notes to Consolidated Condensed Financial
             Statements                                                    6

         Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          20

         Qualification Relating to Financial Information                  24

Part II. Other Information                                                25

Signatures                                                                26

                          PART I. FINANCIAL INFORMATION

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (in thousands)

                                                     March 31,          December 31,
                                                             2002                   2001
                                                         ----------            -----------
         ASSETS                                          (unaudited)                *

Current assets

Cash and cash equivalents                                $    1,665             $   1,705
Accounts and other receivables                               41,841                41,610
Inventories                                                   1,658                 1,734
Costs and estimated earnings
 in excess of billings on uncompleted contracts               9,132                 8,579
Prepaid expenses and other current assets                     4,386                 3,780
                                                         ----------           -----------

Total current assets                                         58,682                57,408
                                                          ---------            ----------

Investments, advances and marketable securities              24,626                30,400
                                                         ----------            ----------

Property, plant and equipment, net                            8,373                 8,718
                                                         ----------           -----------

Intangible assets, net of accumulated amortization
 of $35,066 and $35,031                                      56,856                56,846
                                                         ----------            ----------
Deferred tax asset                                            6,185                 4,289
                                                         ----------           -----------
Other assets                                                  5,899                 6,230
                                                         ----------           -----------
                                                           $160,621              $163,891
                                                           ========              ========



* The Consolidated Condensed Balance Sheet as of December 31, 2001 has been summarized from the Company's audited Consolidated Balance Sheet as of that date. Certain amounts in the Balance Sheet as of December 31, 2002 and notes thereto, have been reclassified to conform to the 2002 classification.

   See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                 (in thousands)


                                               March 31,          December 31,
                                                 2002                 2001
                                              ----------             ----------
LIABILITIES AND STOCKHOLDERS' EQUITY           (unaudited)             *

Current liabilities

Current maturities of long-term debt          $      579             $     637
Short-term borrowings                             29,496                32,338
Accounts payable and accrued expenses             20,517                17,089
Billings in excess of costs and estimated
 earnings on uncompleted contracts                 9,211                10,094
                                               ---------             ---------

Total current liabilities                         59,803                60,158
                                                --------             ---------

Long-term debt less current maturities             6,106                 6,226
                                               ---------            ----------

Other non-current liabilities                      1,201                 1,564
                                              ----------            ----------

Stockholders' equity

Common stock                                         128                   128
Class B capital stock                                  9                     9
Additional paid in capital                       180,363               180,078
Accumulated deficit                              (87,734)              (87,939)
Accumulated other comprehensive income             5,442                 8,364
Note receivable from stockholder                  (4,095)               (4,095)
Treasury stock, at cost                             (602)                 (602)
                                               ---------           -----------
Total stockholders' equity                        93,511                95,943
                                               ---------             ---------
                                                $160,621              $163,891
                                                ========              ========

* The Consolidated Condensed Balance Sheet as of December 31, 2001 has been summarized from the Company's audited Consolidated Balance sheet as of that date. Certain amounts in the Balance Sheet as of December 31, 2002 and notes thereto, have been reclassified to conform to the 2002 classification.

   See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                      (in thousands, except per share data)

                                                              Three months
                                                               ended March 31,
                                                    --------------------------
                                                       2002            2001
                                                    ----------      -----------

Sales                                             $  40,226       $  49,114
Costs of sales                                       34,778          42,755
                                                  ---------        --------
Gross margin                                          5,448           6,359

Selling, general and administrative expenses         (4,540)         (4,472)

Interest expense                                       (754)         (1,400)

Investment and other (loss) income, net                (435)            490

Gain (loss) on marketable securities                    440          (1,776)

Restructuring charge reversal                           214             373
                                                 ----------      ----------

Income (loss) before income taxes                       373            (426)

Income tax (expense) benefit                           (168)            182
                                                  ---------      ----------

Net income (loss)                                 $     205       $    (244)
                                                  =========       =========

Net income (loss) per share
Basic                                            $      .01      $    (.02)
                                                 ----------      ---------
Diluted                                          $      .01      $    (.02)
                                                 ----------      ---------




   See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (in thousands)

                                                                        Three months
                                                                      ended March 31,
                                                             ------------------------------
                                                                 2002                    2001
                                                            -----------               ----------
Cash flows from operating activities:
Net income (loss)                                           $     205                  $ (244)
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
Issuance of stock for profit incentive plan                       200                     305
Restructuring charge reversal                                    (214)                   (373)
Depreciation and amortization                                     671                   1,550
Non-cash compensation consultant fees                             125
(Gain) loss on marketable securities                             (440)                  1,776
Loss (income) on equity investments                               575                    (241)
Changes in other operating items                                  847                  (4,955)
                                                            ---------                --------
Net cash provided by (used in) operating activities             1,969                  (2,182)
                                                             --------             ------------

Cash flows from investing activities:

Proceeds from sale of marketable securities                       561                   1,608
Additions to property, plant and equipment                       (116)                   (445)
Reduction in investments and
 other assets, net                                                419                     777
                                                            ---------               ---------
Net cash provided by investing activities                         864                   1,940
                                                            ---------                --------

Cash flows from financing activities:

Net repayments of short-term
 borrowings                                                    (2,842)                 (1,882)
Payments of long-term debt                                       (178)                   (296)
Proceeds from MXL mortgage                                                              1,680
                                                          -----------               ---------
Net cash used in financing activities                          (3,020)                   (498)
                                                             --------               ---------
Effect of exchange rate
 changes on cash and cash equivalents                             147                     193
                                                           ----------              ----------


                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

                                 (in thousands)

                                                                  Three months
                                                              ended March 31,
                                                           ----------------------------
                                                            2002                 2001
                                                           --------            ---------

Net decrease in cash and cash
 equivalents                                            $      (40)         $    (547)
Cash and cash equivalents at the
 beginning of the periods                                    1,705              2,487
                                                         ---------          ---------
Cash and cash equivalents at the end
 of the periods                                           $  1,665           $  1,940
                                                          --------           --------

Supplemental disclosures of cash flow information:

Cash paid during the periods for:
 Interest                                                $     536           $  1,173
                                                         =========           ========
 Income taxes                                            $     144          $     109
                                                         =========          =========




   See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       Earnings per share

         Earnings (loss) per share (EPS) for the periods ended March 31, 2002 and 2001 are as follows (in thousands, except per share amounts):


                                                        Three months
                                                      ended March 31,
                                                   2002                  2001
                                               -----------            ----------

Basic and diluted EPS
   Net income (loss)                           $     205             $    (244)
   Weighted average shares
    outstanding basic                             13,666                12,917
                                                --------              --------
   Weighted average shares
    outstanding diluted                           13,695                12,917
                                                --------              --------
   Basic and diluted net income (loss)
    per share                                 $      .01            $    (.02)
                                              ----------            ---------


Basic earnings per share are based upon the weighted average number of common shares outstanding, including Class B common shares, during the period. Class B common stockholders have the same rights to share in profits and losses and liquidation values as common stock holders. Diluted earnings per share is based upon the weighted average number of common shares outstanding during the period, assuming the issuance of common shares for all dilutive potential common shares outstanding. For the three months ended March 31, 2001, even though the Company has stock options and warrants outstanding, diluted earnings per share is the same as basic earnings per share due to the Company's net loss, which makes the effect of such securities anti-dilutive.

At March 31, 2002, the Company had a put option obligation of $270,000. The addition of $30,000 for the three-month period ended March 31, 2002 is deemed to be a dividend for purposes of the basic and diluted loss per share calculation.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

2.       Long-term debt

         Long-term debt consists of the following (in thousands):

                                            March 31,            December 31,
                                               2002                  2001
                                            ---------             ----------
Mortgage on MXL Pennsylvania facility      $  1,580              $  1,605
Mortgage on MXL Illinois facility             1,231                 1,237
Senior subordinated debentures                  599                   641
Subordinated convertible note                 2,640                 2,640
Other                                           635                   740
                                          ---------           -----------
                                              6,685                 6,863
Less current maturities                        (579)                 (637)
                                          ---------            ----------
                                           $  6,106              $  6,226
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

On July 3, 2001, MXL entered into a loan in the amount of $1,250,000, secured by a mortgage covering the real estate and fixtures on its property in Illinois. The loan requires monthly payments of principal and interest in the amount of $11,046 with interest at a fixed rate of 8.75% per annum, and matures on June 26, 2006, when the remaining amount outstanding of approximately $1,100,000 is due in full. The loan is guaranteed by the Company. The proceeds of the loan were used to repay a portion of the Company's term loan pursuant to its Amended Agreement described in Note 4.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

3.       Comprehensive loss

The following are the components of comprehensive loss (in thousands):

                                                             Three months
                                                            ended March 31,
                                                        2002             2001
                                                     ---------        --------

Net income (loss)                                   $    205         $   (244)
                                                    --------         --------

Other comprehensive loss before tax:
 Net unrealized loss on
  available-for-sale-securities                       (5,004)         (14,215)
 Foreign currency translation adjustment                 147              193
                                                  ----------       ----------
 Other comprehensive loss, before tax                 (4,857)         (14,022)
 Income tax benefit relating to items
  of other comprehensive income                        1,935            5,532
                                                  ----------        ---------
 Comprehensive loss, net of tax                    $  (2,717)       $  (8,734)
                                                   =========        =========

The components of accumulated other comprehensive income, net are as follows:

                                                   March 31,        December 31,
                                                    2002                2001
                                                   -------           ----------
Net unrealized gain on
 available-for-sale-securities                      $  9,806          $14,810
Foreign currency translation adjustment                 (510)            (657)
                                                   ---------         ---------
Accumulated other comprehensive income
 before tax                                            9,296           14,153
Accumulated income tax expense related to
 items of other comprehensive income                  (3,854)          (5,789)
                                                    --------         --------
Accumulated other comprehensive income,
 net of tax                                         $  5,442         $  8,364
                                                    ========         ========

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

4.       Short-term borrowings

The Company and certain of its wholly owned subsidiaries entered into an Amended and Restated secured $40,000,000 Revolving Credit Agreement (the "Amended Agreement") with various banks on December 14, 2001 which amended in its entirety the Company's former credit facility as discussed below. The Amended Agreement reduced the commitment pursuant to the revolving facility to $40,000,000 (subject to borrowing base limitations specified in the Amended Agreement). The interest rates on the revolving credit facility are currently at prime plus 1.50% and Eurodollar plus 3.00%, at the Company's option. Based upon the financial performance of the Company, the interest rates can be reduced. The Amended Agreement is secured by all of the receivables and inventory of the Company as well as the common stock of the Company's material domestic subsidiaries and 65% of the common stock of the Company's foreign subsidiaries. The Amended Agreement also provides for additional security consisting of certain real property, personal property and substantially all marketable securities owned by the Company and its subsidiaries. The Amended Agreement contains revised minimum consolidated net worth, fixed charge coverage, leverage ratio and interest coverage ratio. The Amended Agreement also contains certain restrictive covenants, including the prohibition on future acquisitions, and provides for mandatory prepayment upon the occurrence of certain events. At March 31, 2002, the amount outstanding under the revolving credit facility is $29,361,000 and is included in short-term borrowings in the Consolidated Condensed Balance Sheet. At March 31, 2002, the Company had $6,853,000 available to be borrowed under the Credit Agreement and was in compliance with all financial covenants.

5.       Business segments

Effective January 1, 2002, the operations of the Company currently consist of three business segments, by which the Company is managed.

The Company's principal operating subsidiary is General Physics Corporation
(GP). GP is a workforce development company that improves the effectiveness of organizations by providing training, management systems and engineering services to meet the specific needs of clients. Programs have been developed for service managers and executives, engineers, sales associates, plant operators, the maintenance and purchasing workforces and information technology professionals in the public and private sectors in North and South America, Europe and Asia. Clients include Fortune 500 companies, manufacturing, process and energy industries, and other commercial and government customers. GP operates in two business segments.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

5.       Business segments (continued)

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

The Hydro Med and Other Group consisted of Hydro Med Sciences (HMS), a drug delivery company, which is engaged in Phase III clinical trials for the treatment of prostrate cancer. As part of a private placement transaction of preferred stock that was completed on December 27, 2001, the Company no longer has financial and operational control of HMS. Therefore, for the year ended December 31, 2001 the operating results of HMS were consolidated within the Consolidated Condensed Statement of Operations. However, effective January 1, 2002 and as a result of this private placement transaction, the Hydro Med and Other Group no longer exists as a business segment of the Company. Effective December 27, 2001, the Company currently accounts for its investment in HMS under the equity method.

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

5.       Business segments (continued)

The following tables set forth the sales and gross margin of each of the Company's operating segments (in thousands):

                                                         Three months
                                                          ended March 31,
                                                2002               2001
                                             ---------          ----------
Sales
Manufacturing & Process                      $35,165            $42,837
Information Technology                         2,305              3,218
Optical Plastics                               2,756              3,057
Hydro Med and Other                                                   2
                                            --------        -----------
                                             $40,226            $49,114
                                             -------            -------

Gross margin
Manufacturing & Process                      $ 4,590            $ 5,358
Information Technology                           312                319
Optical Plastics                                 546                838
Hydro Med and Other                                                (156)
                                            --------          ---------
                                             $ 5,448            $ 6,359
                                             -------            -------

Information about the Company's net sales in different geographic regions, which are attributed to countries based on location of customers, is as follows (in thousands):

                                                        Three months
                                                       ended March 31,
                                               2002                2001
                                            ---------           ----------
United States                              $ 37,579            $ 45,385
Canada                                          299               1,066
United Kingdom                                1,773               1,759
Latin America and other                         575                 904
                                           --------           ---------
                                           $ 40,226            $ 49,114
                                           --------            --------

Information about the Company's identifiable assets in different geographic regions, is as follows (in thousands):

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

5.       Business segments (continued)

                                               March 31,        December 31,
                                                 2002               2001
                                            ------------       ------------
United States                                $151,594           $154,844
Canada                                          3,626              3,653
United Kingdom                                  2,833              2,821
Latin America and other                         2,568              2,573
                                           ----------          ---------
                                             $160,621           $163,891
                                             --------           --------

6.       Restructuring charges

During 1999 and 2000, the Company adopted restructuring plans, primarily related to its IT business segment. During the period ended March 31, 2002 and the year ended December 31, 2001, the Company utilized $337,000 and $2,965,000, respectively and reversed $214,000 and $1,174,000, respectively. Of the remaining total restructuring balance of $2,175,000 at March 31, 2002 and $2,726,000 at December 31, 2001, $974,000 and $1,162,000, respectively, were included in Accounts payable and accrued expenses and $1,201,000 and $1,564,000, respectively, were included in Other non-current liabilities in the Consolidated Condensed Balance Sheet.

The components of the restructuring charge reserve are as follows (in thousands):

                                  Lease and
                                  related             Contractual
                                  obligations         obligations       Total
-------------------------------------------------------------------------------
Balance December 31, 2001          $ 2,374            $    352        $ 2,726
-----------------------------------------------------------------------------
Utilization                           (337)                -             (337)
Reversal of restructuring
 charges during 2002                  (214)                              (214)
------------------------------------------------------------------------------
Balance March 31, 2002             $ 1,823            $    352        $ 2,175
-----------------------------------------------------------------------------

Lease obligations are presented at their present value, net of assumed sublets.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

7.       Recently adopted accounting standards

     Effective January 1, 2002, the Company adopted FASB Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company had unamortized goodwill in the amount of $56,000,000. The Company is currently evaluating the impact of the adoption of this statement, however, at the date of this report it is not practicable to reasonabley estimate whether any transitional impairment losses will be required to be recognized at the cumulative effect ofa change in accounting principle.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

  7.     Recently adopted accounting standards (continued)

  The changes in the carrying amount of acquired intangible assets for the three-month period ended March 31, 2002 are as follows:



                             Manufacturing &       Information        Optical
                                  Process           Technology        Plastics       Corporate         Total
Intangible assets:
Balance as of:
   December 31, 2001                 $25,411          $ 7,471         $   394         $35,358        $68,634
Additions                                 71                                                              71
Other                                                      (29)                                          (29)
------------------------------------------------------------------------------------------------------------
   March 31, 2002                    $25,482           $ 7,442         $   394         $35,358       $68,676
------------------------------------------------------------------------------------------------------------



                             Manufacturing &       Information        Optical
                                  Process           Technology        Plastics       Corporate         Total
Accumulated Amortization:
Balance as of:
   December 31, 2001                 $ 6,219           $ 1,337      $      207         $ 4,025       $11,788
Amortization expense                                                         4              10            14
Other                                     21                (5)              2                            18
------------------------------------------------------------------------------------------------------------
   March 31, 2002                    $ 6,240           $ 1,332       $     213         $ 4,035       $11,820
------------------------------------------------------------------------------------------------------------

Balance as of
  March 31, 2002                     $19,242           $ 6,110       $     181         $31,323       $56,856
============================================================================================================


                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

                                   (Unaudited)

  7.     Recently adopted accounting standards (continued)

  The components of acquired intangible assets as of March 31, 2002 are as follows:


                  Manufacturing &                      Information
                   Process                             Technology                  Optical Plastics                Corporate

                    Gross             Gross      Gross                           Gross                         Gross
                   Carrying      Accumulated    Carrying      Accumulated     Carrying      Accumulated     Carrying    Accumulated
                     Amount     Amortization      Amount     Amortization       Amount     Amortization       Amount   Amortization
-----------------------------------------------------------------------------------------------------------------------------------
Goodwill            $25,482          $ 6,240      $7,442           $1,332         $394             $213      $35,200         $3,908
Other                                                                                                            158            127
-----------------------------------------------------------------------------------------------------------------------------------

Balance as of
  March 31, 2002    $25,482           $6,240      $7,442           $1,332         $394             $213      $35,358         $4,035
===================================================================================================================================


                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

                                   (Unaudited)

  7.     Recently Adopted Accounting Standards (Continued)

Summarized below is pro forma net income (loss) and earnings per share for the three months ended March 31, 2001 as adjusted for amortization expense that is no longer recorded in accordance with Statement No. 142 and net of the related income tax effect is as follows:

                                      Net Income (loss)    Bacis & Diluted EPS
Reported                                      $(244)             $(.02)
Add: amortization adjustment                    433                .03
                                              -----              ------
Adjusted                                       $189              $0.01
                                               ====              =====

Effective January 1, 2002, the Company adopted Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both Statement 121 and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion No. 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement No. 144 retains the fundamental provisions in Statement No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement No. 121. Statement No. 144 retains the basic provisions of Opinion No. 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). The adoption of Statement No. 144 did not have a material impact on the Company's financial statements because impairment assessments under Statement No. 144 are largely unchanged from Statement No.
121. The provisions of Statement No. 144 generally are required to be applied prospectively after the adoption date to newly initiated disposal activities.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

8.       Litigation

On January 3, 2001, the Company commenced an action alleging that MCI Communications Corporation, Systemhouse, and Electronic Data Systems Corporation, as successor to Systemhouse, committed fraud in connection with the Company's 1998 acquisition of Learning Technologies from the defendants for $24.3 million. The Company seeks actual damages in the amount of $117.9 million plus interest, punitive damages in an amount to be determined at trial and costs.

The complaint, which is pending in the New York State Supreme Court, alleges that the defendants created a doctored budget to conceal the poor performance of the United Kingdom operation of Learning Technologies. The complaint also alleges that the defendants represented that Learning Technologies would continue to receive business from Systemhouse even though defendants knew that the sale of Systemhouse to EDS was imminent and that such business would cease after such sale. In February 2001, the defendants filed answers denying liability. No counterclaims against the plaintiffs have been asserted. Although, discovery has not yet been completed, defendants have made a motion for summary judgment which was submitted on April 15, 2002. The motion is under judicial consideration.

9.       Subsequent events

         Pursuant to an agreement dated May 3, 2002, the Company agreed to sell 1,200,000 shares of Common Stock (the "Bedford Common Shares") of the Company for an aggregate purchase price of $4,200,000 to Bedford Oak in a private placement transaction. On May 3, 2002, the Company sold 690,000 of the Bedford Common Shares for $2,415,000 and, promptly after the approval of stockholders, will sell the remaining 510,000 Bedford Common Shares for $1,785,000. The Company is required, at its expense, to file, not later than September 30, 2002, a registration statement to register under the Securities Act of 1933, as amended (the Securities Act) the resale by Bedford Oak of the Bedford Common Shares, and to use its commercially reasonable efforts to cause the Registration Statement to become effective under the Securities Act on the earliest possible date.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

9.       Subsequent events (continued)

Pursuant to an agreement dated May 3, 2002, the Company sold 100,000 shares of Common Stock (the "Geller Common Shares") of the Company for an aggregate purchase price of $350,000 to Marshall Geller, a director of the Company, in a private placement transaction. The Company is required, at its expense, to file, not later than September 30, 2002, a registration statement to register under the Securities Act the resale by Mr. Geller of the Geller Common Shares, and to use its commercially reasonable efforts to cause the Registration Statement to become effective under the Securities Act on the earliest possible date.

Pursuant to an agreement dated May 3, 2002 (the "EGI Agreement"), the Company sold to Equity Group Investments, L.L.C ("EGI") in a private placement transaction 1,000,000 shares of Common Stock (the "EGI Common Shares") of the Company for an aggregate purchase price of $3,500,000 and 300,000 shares of Class B Stock (the "EGI Class B Shares") of the Company for an aggregate purchase price of $1,260,000.

Until such time as EGI has disposed of more than 50% of the aggregate number of EGI Common Shares and EGI Class B Shares, EGI is entitled to designate one representative to serve as a member of the Board, subject to the approval of the Company, which approval shall not be unreasonably denied or delayed. The initial designee of EGI is Mr. Mark Radzik.

Upon the disposition of any of the EGI Class B Shares (other than to an affiliate of EGI or to a transferee approved by the Board who in each case agrees to be bound by the provisions of the EGI Agreement), EGI is required to exercise the right to convert all of the EGI Class B Shares then owned by EGI into an equal number of shares of Common Stock (the "EGI Underlying Shares") of the Company. Until May 3, 2003, the Company has the right to purchase all, but not less than all, of the EGI Class B Shares then owned by EGI at a price per share equal to the greater of (i) the 90 day trailing average of the closing prices of the Common Stock and (ii) $5.25. If the Company exercises such right, EGI has the right to sell to the Company all or part of the EGI Common Shares then owned by EGI at a price per share of $3.50. If EGI exercises such right and the Company does not then have adequate liquidity, the repurchase of such EGI Common Shares may take place over a period of 21 months.

The Company is required, at its expense, to file, not later than August 1, 2002, a registration statement to register under the Securities Act the resale by EGI of the EGI Common Shares and the EGI Underlying Shares, and to use its reasonable efforts to cause such registration statement to become effective under the Securities Act.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

9.       Subsequent events (Continued)

The Company and EGI have entered into an advisory services agreement providing that, to the extent requested by the Company and deemed appropriate by EGI, EGI shall assist the Company in developing, identifying, evaluating, negotiating, and structuring financings and business acquisitions. The Company has agreed to pay EGI a transaction fee equal to 1% of the proceeds received by the Company in a financing, or of the consideration paid by the Company in a business acquisition, in respect of which EGI has provided material services.

Until November 3, 2003, EGI has agreed not to (a) effect, propose to effect, or participate in (i) any acquisition of any assets of the Company or any of its subsidiaries; (ii) any tender or exchange offer, merger, or other business combination involving the Company or any of its subsidiaries not approved by the Board; (iii) any recapitalization, restructuring, liquidation, dissolution, reverse stock split, or other extraordinary transaction with respect to the Company or any of its subsidiaries not approved by the Board; or (iv) any solicitation of a proxy to vote any voting securities of the Company; (b) form, join, or participate in a group with non-affiliates; (c) otherwise seek to control or influence the management, Board, or policies of the Company, except through EGI's designee on the Board in his or her capacity as a member of the Board; (d) take any action which might obligate the Company to make a public announcement regarding any of the types of matters set forth in (a) above; or
(e) enter into any discussions or arrangements with any third party with respect to any of the foregoing.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

                              Results of Operations

Overview

The Company has three operating business segments. Two of these segments, the Manufacturing & Process Group and the IT Group, are managed through the Company's principal operating subsidiary General Physics and the third through its operating subsidiary MXL Industries. In addition, the Company holds a number of investments in publicly held companies, including publicly traded stock in Millennium Cell Inc and its equity interest in HMS.

While the Company currently owns 100% of the Common Stock of HMS, as a result of a private placement transaction of preferred stock that was completed on December 27, 2001, the Company no longer has financial and operational control of HMS. Therefore, for the year ended December 31, 2001, the operating results of HMS were consolidated within the Consolidated Condensed Statement of Operations. However, as a result of this private placement transaction, effective January 1, 2002 the Hydro Med and Other Group no longer exists as a business segment. The Company currently accounts for its investment in HMS under the equity method.

GP is a workforce development company that improves the effectiveness of organizations by providing training, management systems and engineering services to meet the specific needs of clients. Programs have been developed for service managers and executives, engineers, sales associates, plant operators, the maintenance and purchasing workforces and information technology professionals in the public and private sectors in North and South America, Europe and Asia. Clients include Fortune 500 companies, manufacturing, process and energy industries, and other commercial and government customers.

The Company had net income before income taxes of $373,000 for the quarter ended March 31, 2002 compared to net loss before taxes of $426,000 for the quarter ended March 31, 2001. Net income before taxes for the first quarter ended March 31, 2002 included a $440,000 gain from the sale of the Company's marketable securities of Millennium Cell Inc. and a non-cash credit of $557,000 relating to the Company's Millennium Cell Deferred Compensation Plan, offset by a non-cash equity loss of $735,000 on HMS. Additionally, effective January 1, 2002, and for the quarter ended March 31, 2002, the Company no longer amortizes goodwill in accordance with SFAS No. 142 Goodwill and Other Intangible Assets. The loss before income tax of $426,000 in the first quarter of 2001 was primarily attributable to the $1,776,000 loss from marketable securities of Millennium Cell Inc., offset by a non-cash credit of $1,145,000 relating to the Company's Millennium Cell Deferred Compensation Plan and includes goodwill amortization expense of $756,000.

Sales
                                                      Three months
                                                         March 31,
                                             2002                      2001
                                          ---------                 ---------
Manufacturing & Process                   $35,165                   $42,837
Information Technology                      2,305                     3,218
Optical Plastics                            2,756                     3,057
Hydro Med and Other                                                       2
                                         --------               -----------
                                          $40,226                   $49,114
                                          -------                   -------

For the quarter ended March 31, 2002, consolidated sales decreased by $8,888,000 to $40,226,000 from $49,114,000 in the corresponding quarter of 2001. The decrease in sales in 2002 was primarily attributable to a reduction in sales from the automotive division, and e-Learning division of the Manufacturing and Process Group, as well as decreased sales from certain high tech clients. In addition, the Information Technology Group's sales decreased from $3,218,000 to $2,305,000. The overall decrease which began in the third quarter of 2001 was also due to the continued downturn in the economy compounded by the effects of September 11, 2001.

Gross margin

                                                    Three months
                                                    Ended March 31,
                             ---------------------------------------------------
                                2002           %          2001           %
                             ---------       -----     ---------       -----
Manufacturing & Process      $ 4,590          13.1     $ 5,358          12.5
Information Technology           312          13.5         319           9.9
Optical Plastics                 546          19.8         838          27.4
Hydro Med and Other                                       (156)
                             -------      ----------   --------       --------
                             $ 5,448          13.5     $ 6,359           12.9
                             -------      --------     -------        --------


Consolidated gross margin of $5,448,000 or 13.5% of sales, for the quarter ended March 31, 2002, decreased by $911,000 compared to the consolidated gross margin of $6,359,000, or 12.9% of sales, for the quarter ended March 31, 2001. The decrease in gross margin in 2002 occurred within all segments of GP, as a result of decreased sales for the period. The gross margin percentage improved by .6 percentage points due to the Company's continued efforts to reduce costs.

Selling, general and administrative expenses

For the three months ended March 31, 2002, Selling, general and administrative (SG&A) expenses were $4,540,000 compared to $4,472,000 in the first quarter of 2001. The increase in SG&A was primarily due to financial consulting fees of $200,000, increased legal and other expenses of $300,000 and a reduction in the non-cash credit of $615,000 relating to the Company' Deferred Compensation Plan partially offset by a reduction in SG&A expenses for HMS of $401,000 due to the deconsolidation of HMS and goodwill amortization expense of $756,000 in the prior year which is not included in the current year in accordance with SFAS No. 142 Goodwill and Other Intangible Assets

Interest expense

For the three months ended March 31, 2002, interest expense was $754,000 compared to $1,400,000 for the three months ended March 31, 2001. The decrease in interest expense in 2002 was primarily attributable to a decrease in the Company's outstanding indebtedness and a reduction in interest rates offset by increased fees.

Investment and other income (loss), net

For the three months ended March 31, 2002, investment and other income loss, net was a loss of $435,000, as compared to income of $490,000 for the quarter ended March 31, 2001. The decrease was attributable to an equity loss recognized on HMS of $735,000, and reducted equity income, net on the Company's other equity investments.

Income tax expense

For the three months ended March 31, 2002, the Company recorded an income tax expense of $168,000 as compared to an income tax benefit of $182,000 for the three months ended March 31, 2001 which represents applicable federal, state and local, and foreign tax expense.

Liquidity and capital resources

At March 31, 2002, the Company had cash and cash equivalents totaling $1,665,000. The Company has sufficient cash and cash equivalents, marketable securities, long-term investments and borrowing availability under existing and potential lines of credit as well as the ability to obtain additional funds from its operating subsidiaries in order to fund its working capital requirements.

In addition, in May 2002 the Company received an aggregate of $9.3 million from private placement transactions of its equity securities (See Note 9).

For the quarter ended March 31, 2002, the Company's working capital increased by $1,629,000 to a deficit of $1,121,000.

The decrease in cash and cash equivalents of $40,000 for the quarter ended March 31, 2002 resulted from cash provided by operating activities of $1,969,000 and investing activities of $864,000 offset by cash used in financing activities of $3,020,000. Cash used in financing activities consisted of repayments of short-term borrowings and long-term debt.

Recent accounting pronouncements

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 QUALIFICATION RELATING TO FINANCIAL INFORMATION

                                 March 31, 2002

         The financial information included herein is unaudited. In addition, the financial information does not include all disclosures required under generally accepted accounting principles because certain note information included in the Company's Annual Report has been omitted; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. The results for the 2002 interim period are not necessarily indicative of results to be expected for the entire year.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION




Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  a.       Exhibits

10.1 Stock Purchase Agreement dated as of May 3, 2002 by and between the Registrant and EGI-Fund(02-04) Investors, L.L.L.

10.2 Advisory Services Agreement dated as of May 3, 2002 by and between the Registrant and Equity Group Investments, L.L.C.

10.3 Subscription Agreement dated as of May 3, 2002 by and between the Registrant and Bedford Oak Partners, L.P.

10.4 Subscription Agreement dated as of May 3, 2002 by and between the Registrant and Marshall Geller.

                  b.       Reports

                           None

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                 March 31, 2002

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                            GP STRATEGIES CORPORATION


DATE: May 20, 2002                 BY:    Jerome I. Feldman
                                          Chairman of the Board and
                                          Chief Executive Officer


DATE: May 20, 2002                 BY:    Scott N. Greenberg
                                          President and
                                          Chief Financial Officer