Form 10-Q
period 2002-06-30
GP STRATEGIES CORP
filed 2002-08-14
CIK 70415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended June 30, 2002

                                       or

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

        Yes     X                                   No
            --------                                  ---------

Number of shares outstanding of each of issuer's classes of common stock as of August 12, 2002:


                  Common Stock                    15,173,504 shares
                  Class B Capital                  1,200,000 shares

                                TABLE OF CONTENTS

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                                                        Page No.

Part I.    Financial Information


             Consolidated Condensed Balance Sheets -
               June 30, 2002 and December 31, 2001                          1

             Consolidated Condensed Statements of Operations -
               Three Months and Six Months Ended June 30,
               2002 and 2001                                                3

             Consolidated Condensed Statements of Cash Flows -
               Six Months Ended June 30, 2002 and 2001                      4

             Notes to Consolidated Condensed Financial
               Statements                                                   6

             Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         19

Part II.   Other Information                                               25

                  Signatures                                               26

                          PART I. FINANCIAL INFORMATION

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (in thousands)

                                                      June 30,      December 31,
                                                        2002            2001
                                                      ---------     -----------
                  ASSETS                              (unaudited)         *
Current assets
--------------
Cash and cash equivalents                            $   2,270       $  1,705
Accounts and other receivables                          36,330         41,610
Inventories                                              1,516          1,734
Costs and estimated earnings
 in excess of billings on uncompleted contracts         11,609          8,579
Prepaid expenses and other current assets                4,733          3,780
                                                     ---------      ---------

Total current assets                                    56,458         57,408
                                                     ---------      ---------

Investments, advances and marketable securities         19,713         30,400
                                                     ---------      ---------

Property, plant and equipment, net                       8,083          8,718
                                                     ---------      ---------

Intangible assets, net of accumulated amortization
 of $35,096 and $35,031                                 57,257         56,846
                                                     ---------      ---------

Deferred tax asset                                       7,703          4,289
                                                     ---------      ---------

Other assets                                             5,900          6,230
                                                     ---------      ---------
                                                      $155,114       $163,891
                                                      ========       ========



* The Consolidated Condensed Balance Sheet as of December 31, 2001 has been summarized from the Company's audited Consolidated Balance Sheet as of that date. Certain amounts in the Balance Sheet as of December 31, 2001 and notes thereto, have been reclassified to conform to 2002 classifications.

   See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                 (in thousands)


                                               June 30,             December 31,
                                                2002                    2001
                                              ---------             ----------
LIABILITIES AND STOCKHOLDERS' EQUITY          (unaudited)                 *

Current liabilities:

Current maturities of long-term debt        $    3,223             $     637
Short-term borrowings                           24,125                32,338
Accounts payable and accrued expenses           16,254                17,089
Billings in excess of costs and estimated
 earnings on uncompleted contracts               6,822                10,094
                                             ---------              --------

Total current liabilities                       50,424                60,158
                                              --------             ---------

Long-term debt less current maturities           3,291                 6,226
                                             ---------             ---------
Other non-current liabilities                    1,196                 1,564
                                             ---------             ---------

Stockholders' equity

Common stock                                       152                   128
Class B capital stock                               12                     9
Additional paid in capital                     189,756               180,078
Accumulated deficit                            (87,671)              (87,939)
Accumulated other comprehensive income           2,651                 8,364
Note receivable from stockholder                (4,095)               (4,095)
Treasury stock, at cost                           (602)                 (602)
                                           -----------          ------------
Total stockholders' equity                     100,203                95,943
                                             ---------            ----------
                                              $155,114              $163,891
                                              ========              ========

* The Consolidated Condensed Balance Sheet as of December 31, 2001 has been summarized from the Company's audited Consolidated Balance sheet as of that date. Certain amounts in the Balance Sheet as of December 31, 2001 and notes thereto, have been reclassified to conform to 2002 classifications.

   See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                      (in thousands, except per share data)


                                                                 Three months                   Six months
                                                                ended June 30,                 ended June 30,
                                                              ----------------             ------------------------
                                                          2002             2001          2002               2001
                                                        -------           ------       -------           ---------

Sales                                                    $ 39,242         $ 50,347       $ 79,468         $ 99,461
Cost of sales                                              34,337           43,373         69,115           86,128
                                                         --------         --------        -------        ---------
Gross margin                                                4,905            6,974         10,353           13,333

Selling, general & administrative expenses                 (4,737)          (6,997)        (9,277)         (11,469)

Interest expense                                             (675)          (1,155)        (1,429)          (2,555)

Investment and other (loss) income, net                      (303)             291           (738)             781

Gain on marketable securities                                 846            2,203          1,286              427

Restructuring charge reversal                                 140                             354              373
                                                        ---------    -------------      ---------       ----------

Income before income taxes                                    176            1,316            549              890

Income tax expense                                           (113)            (582)          (281)            (400)
                                                       ----------       ----------      ---------        ---------

Net income                                            $        63       $      734      $     268        $     490
                                                      ===========       ==========      =========        =========

Net (loss) income per share:
Basic and diluted                                      $    (.01)      $       .06   $     -            $      .04
                                                       =========       ===========   ============       ==========

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)

                                                                       Six months
                                                                      ended June 30,
                                                                  2002              2001
                                                               -------           -------
Cash flows from operations:
Net income                                                    $    268         $     490
Adjustments to reconcile net income to net cash
 (used in) provided by operating activities:
  Depreciation and amortization                                  1,320             3,042
  Issuance of stock for profit incentive plan                      394               607
  Non-cash compensation and consultant fees                        240               523
  Loss (income) on equity investments                            1,086              (296)
  Restructuring charge reversal                                   (354)             (373)
  Gain on marketable securities                                 (1,286)             (427)
  Changes in other operating items                              (2,142)           (2,806)
                                                              --------          --------
  Net cash (used in) provided by operating activities             (474)              760
                                                              --------         ---------

Cash flows from investing activities:

Proceeds from sale of marketable securities                      1,883             9,395
Additions to property, plant & equipment                          (344)           (1,077)
(Increase) reduction of investments and other assets, net         (880)              416
                                                              ---------        ---------
Net cash provided by investing activities                          659             8,734
                                                              --------          --------

Cash flows from financing activities:

Net proceeds from sale of Common Stock                           7,950
Net proceeds from sale of Class B Stock                          1,260
Proceeds from MXL mortgage                                                         1,680
Repayment of short-term borrowings                              (8,213)           (6,069)
Repayment of long-term debt                                       (349)           (5,682)
                                                              --------          --------
Net cash provided by (used in) financing activities                648           (10,071)
                                                              --------           -------
Effect of exchange rate changes on
 cash and cash equivalents                                        (268)              243
                                                              ---------        ---------


                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

                                 (in thousands)


                                                                          Six months
                                                                       ended June 30,
                                                                     ----------------------
                                                                 2002              2001
                                                               ---------         ---------


Net increase (decrease) in cash and cash equivalents          $     565         $    (334)
Cash and cash equivalents at the beginning of the period          1,705             2,487
                                                               --------          --------
Cash and cash equivalents at the end of the period             $  2,270          $  2,153
                                                               ========          ========


Cash paid during the periods for:
 Interest                                                      $  1,066          $  2,172
                                                               ========          ========
 Income taxes                                                 $     228         $     212
                                                              =========         =========









   See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       Earnings per share

         Income per share (EPS) for the three and six month periods ended June 30, 2002 and 2001 are as follows (in thousands, except per share amounts):


                                                            Three months                      Six months
                                                       ended June 30,                   ended June 30,
                                                --------------------------      ---------------------------
                                                        2002          2001            2002             2001
                                                        ----          ----            ----             ----
Basic and Diluted EPS
         Net income                                $      63      $    734        $    268        $    490
         Weighted average shares
          outstanding basic                           15,035        13,089          14,444          13,046
         Weighted average shares
          outstanding diluted                         15,189        13,141          14,599          13,098
         Basic and diluted net (loss)
          income per share                          $  (.01)     $     .06       $    -           $    .04


Basic and diluted earnings per share are based upon the weighted average number of common shares outstanding, including Class B common shares, during the period. Class B common stockholders have the same rights to share in profits and losses and liquidation values as common stockholders.

At June 30, 2002, the Company had a put option obligation of $495,000. This amount has been recorded in additional paid in capital in the Consolidated Condensed Balance Sheets. The addition to the liability of $225,000 and $255,000 in the three and six months ended June 30, 2002, respectively, are deemed to be a dividend for purposes of the basic and diluted (loss) income per share calculation.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

2.       Long-term debt

         Long-term debt consists of the following (in thousands):

                                             June 30,            December 31,
                                               2002                  2001
                                            ---------             ----------
Mortgage on MXL Pennsylvania facility      $  1,555              $  1,605
Mortgage on MXL Illinois facility             1,225                 1,237
Senior subordinated debentures                  563                   641
Subordinated convertible note                 2,640                 2,640
Other                                           531                   740
                                          ---------             ---------
                                              6,514                 6,863
Less current maturities                      (3,223)                 (637)
                                          ---------              --------
                                           $  3,291              $  6,226
                                           ========              ========


On March 8, 2001, MXL Industries, Inc. ("MXL"), a wholly owned subsidiary of the Company entered into a loan secured by a mortgage covering the real estate and fixtures on its property in Pennsylvania in the amount of $1,680,000. The loan requires monthly repayments of $8,333 plus interest at 2.5% above the one month LIBOR rate and matures on March 8, 2011. The loan is guaranteed by the Company. The proceeds of the loan were used to repay a portion of the Company's short-term borrowings pursuant to its amended agreement described below in Note 4.

On July 3, 2001, MXL entered into a loan in the amount of $1,250,000, secured by a mortgage covering the real estate and fixtures on its property in Illinois. The loan requires monthly payments of principal and interest of $11,046 with interest at a fixed rate of 8.75% per annum, and matures on June 26, 2006, when the remaining amount outstanding of approximately $1,100,000 is due in full. The loan is guaranteed by the Company. The proceeds of the loan were used to repay a portion of the Company's term loan pursuant to its Amended Agreement described in Note 4.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

3.       Comprehensive (loss) income

The following are the components of comprehensive (loss) income (in thousands):


                                                       Three months ended                 Six months ended
                                                           June 30,                            June 30,
                                                      ------------------------      -----------------------
                                                          2002           2001            2002         2001
                                                       -------       --------         -------    ---------

Net income                                           $      63       $    734       $     268     $    490
                                                     ---------       --------       ---------     --------

Other comprehensive (loss) income before tax:
 Net unrealized (loss ) gain on
  available-for-sale-securities                         (3,900)        14,406          (8,904)         191
 Foreign currency translation adjustment                  (415)            50            (268)         243
                                                    ----------     ----------      ----------     --------
 Other comprehensive (loss) income,
  before tax                                            (4,315)        14,456          (9,172)         434
                                                     ---------      ---------       ---------     --------
 Income tax benefit (expense) relating to
 items of other comprehensive income                     1,524         (5,663)          3,459         (131)
                                                     ---------      ---------       ---------    ---------
 Comprehensive (loss) income,
  net of tax                                          $ (2,728)      $  9,527        $ (5,445)    $    793
                                                      ========       ========        ========     ========


The components of accumulated other comprehensive income (loss) are as follows:

                                                 June 30,        December 31,
                                                   2002              2001
                                                ---------         ---------
Net unrealized gain on
 available-for-sale-securities                  $ 5,906           $14,810
Foreign currency translation adjustment            (925)             (657)
                                                -------          --------
Accumulated other comprehensive income
 before tax                                       4,981            14,153
Accumulated income tax expense related to
 items of other comprehensive income             (2,330)           (5,789)
                                                -------         ---------
Accumulated other comprehensive income,
 net of tax                                     $ 2,651           $ 8,364
                                                =======           =======

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

4.       Short-term borrowings

The Company and certain of its wholly owned subsidiaries entered into an Amended and Restated secured $40,000,000 Revolving Credit Agreement (the "Amended Agreement") with various banks on December 14, 2001 which amended in its entirety the Company's former credit facility as discussed below. The Amended Agreement reduced the commitment pursuant to the revolving facility to $40,000,000 (subject to borrowing base limitations specified in the Amended Agreement). The interest rates on the revolving credit facility are currently at prime plus 1.50% and Eurodollar plus 3.00%, at the Company's option. Based upon the financial performance of the Company, the interest rates can be reduced. The Amended Agreement is secured by all of the receivables and inventory of the Company as well as the common stock of the Company's material domestic subsidiaries and 65% of the common stock of the Company's foreign subsidiaries. The Amended Agreement also provides for additional security consisting of certain real property, personal property and substantially all marketable securities owned by the Company and its subsidiaries. The Amended Agreement contains revised minimum consolidated net worth, fixed charge coverage, leverage ratio and interest coverage ratio. The Amended Agreement also contains certain restrictive covenants, including the prohibition on future acquisitions, and provides for mandatory prepayment upon the occurrence of certain events. At June 30, 2002, the amount outstanding under the revolving credit facility is $24,125,000 and is included in short-term borrowings in the Consolidated Condensed Balance Sheet. At June 30, 2002, the Company had $10,635,000 available to be borrowed under the Credit Agreement and was in compliance with all financial covenants.

5.       Business segments

Effective January 1, 2002, the operations of the Company consist of three business segments, by which the Company is managed.

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

The Hydro Med Group consisted of Hydro Med Sciences (HMS), a drug delivery company, which is engaged in Phase III clinical trials for the treatment of prostrate cancer. As part of a private placement transaction of preferred stock that was completed on December 27, 2001, the Company no longer has financial and operational control of HMS. Therefore, for the year ended December 31, 2001 the operating results of HMS were consolidated within the Consolidated Condensed Statement of Operations. However, effective January 1, 2002 and as a result of this private placement transaction, the Hydro Med Group no longer exists as a business segment of the Company. Effective December 27, 2001, the Company accounts for its investment in HMS under the equity method.

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

5.       Business segments (continued)

The following tables set forth the sales and gross margin of each of the Company's operating segments (in thousands):



                                                        Three months ended           Six months ended
                                                            June 30,                     June 30,
                                                   ---------------------        ----------------------
                                                      2002          2001           2002          2001
                                                   -------      --------        -------       -------
Sales
Manufacturing and Process                          $34,401       $44,496        $69,566       $87,333
Information Technology                               2,127         2,888          4,432         6,106
Optical Plastics                                     2,714         2,962          5,470         6,019
Hydro Med                                                              1                            3
                                              ------------    ----------   ------------   -----------
                                                   $39,242       $50,347        $79,468       $99,461
                                                   -------       -------        -------       -------

Gross margin
Manufacturing and Process                          $ 4,259       $ 5,848        $ 8,849       $11,206
Information Technology                                 (54)          449            258           768
Optical Plastics                                       700           822          1,246         1,660
Hydro Med                                                           (145)                        (301)
                                               -----------     ----------   -----------    ----------
                                                   $ 4,905       $ 6,974        $10,353       $13,333
                                                   -------       -------        -------       -------


Information about the Company's sales in different geographic regions, which are attributed to countries based on location of customers, is as follows (in thousands):


                            Three months ended           Six months ended
                                June 30,                    June 30,
                       ------------------------     ---------------------
                          2002          2001           2002          2001
                       -------       ---------      --------      -------

United States          $36,367       $46,740        $73,946       $92,125
Canada                     432           890            731         1,956
United Kingdom           1,845         1,641          3,618         3,400
Latin America              598         1,076          1,173         1,980
                     ---------     ---------        -------    ----------
                       $39,242       $50,347        $79,468       $99,641
                       -------       -------        -------       -------

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

5.       Business segments (Continued)

Information about the Company's identifiable assets in different geographic regions, is as follows (in thousands):

                                       June 30,                   December 31,
                                        2002                          2001
                                    ------------                   -----------
United States                         $145,795                     $154,844
Canada                                   3,869                        3,653
United Kingdom                           3,208                        2,821
Latin America and other                  2,242                        2,573
                                    ----------                     --------
                                      $155,114                     $163,891
                                      --------                     --------

6.       Restructuring charges

During 1999 and 2000, the Company adopted restructuring plans, primarily related to its IT business segment. During the six month period ended June 30, 2002 the Company utilized $863,000 of the restructuring reserve and reversed $354,000. Of the remaining total restructuring reserve balance of $1,509,000 at June 30, 2002 and $2,726,000 at December 31, 2001, $313,000 and $1,162,000, respectively, were included in accounts payable and accrued expenses and $1,196,000 and $1,564,000, respectively, were included in other non-current liabilities in the Consolidated Condensed Balance Sheet.

The components of the restructuring charge reserve are as follows (in thousands):

                                 Lease and
                                 related             Contractual
                                 obligations         obligations          Total
-------------------------------------------------------------------------------
Balance December 31, 2001            $ 2,374           $    352         $ 2,726
-------------------------------------------------------------------------------
Utilization                             (511)               (352)          (863)
Reversal of restructuring
 charges                                (354)                              (354)
-------------------------------------------------------------------------------
Balance June 30, 2002                $ 1,509        $                   $ 1,509
-------------------------------------------------------------------------------

Lease obligations are presented at their present value, net of assumed sublets.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

7.       Recently adopted accounting standards

Effective January 1, 2002, the Company adopted FASB Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of Statement No.
142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company had unamortized goodwill in the amount of $56,000,000. The Company did not recognize any impairment as a result of the adoption of this statement.

  The changes in the carrying amount of acquired intangible assets for the six-month period ended June 30, 2002 are as follows:


                             Manufacturing &       Information        Optical
                            Process                 Technology        Plastics       Corporate         Total
------------------------------------------------------------------------------------------------------------
Intangible assets:
Balance as of:
   December 31, 2001                 $25,411           $ 7,471         $   394         $35,358       $68,634
Additions                                306                                                             306
Other                                                      207                                           207
------------------------------------------------------------------------------------------------------------
June 30, 2002                        $25,717           $ 7,678         $   394         $35,358       $69,147
------------------------------------------------------------------------------------------------------------




                             Manufacturing &       Information        Optical
                            Process                 Technology        Plastics       Corporate         Total
------------------------------------------------------------------------------------------------------------
Accumulated Amortization:
Balance as of:
  December 31, 2001                  $ 6,219           $ 1,337      $      207         $ 4,025       $11,788
Amortization expense                      42                                 5               9            56
Other                                                       46                                            46
------------------------------------------------------------------------------------------------------------
June 30, 2002                        $ 6,261           $ 1,383       $     212         $ 4,034       $11,890
------------------------------------------------------------------------------------------------------------

Balance as of
 June 30, 2002                       $19,456           $ 6,295       $     182         $31,324       $57,257
============================================================================================================


                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

                                  (Unaudited)

  7.     Recently adopted accounting standards (continued)

  The components of acquired intangible assets as of June 30, 2002 are as follows:



                       Manufacturing &                 Information
                          Process                      Technology                Optical Plastics               Corporate

                   Gross             Gross       Gross                         Gross                        Gross
                  Carrying      Accumulated     Carrying      Accumulated   Carrying      Accumulated    Carrying       Accumulated
                    Amount     Amortization       Amount   Amortization       Amount      Amortization     Amount      Amortization
-----------------------------------------------------------------------------------------------------------------------------------
Goodwill           $24,527          $ 5,846       $7,678           $1,383       $394             $212     $35,200            $3,903
Other              $ 1,190          $   415                                                                   158               131
-----------------------------------------------------------------------------------------------------------------------------------

Balance as of
 June 30, 2002     $25,717           $6,261       $7,678           $1,383       $394             $212     $35,358            $4,034
===================================================================================================================================


                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

  7.     Recently Adopted Accounting Standards (Continued)

Summarized below is pro forma net income and earnings per share for the three and six months ended June 30, 2001 as adjusted for amortization expense that is no longer recorded in accordance with Statement No. 142 and net of the related income tax effect is as follows:


                                            Three Months                              Six Months
                                        ended June 30, 2001                      ended June 30, 2001
                                    ------------------------------          ------------------------------
                                     Net            Basic & Diluted            Net           Basic & Diluted
                                     Income             EPS                   Income             EPS
                                  ------------      ---------------         --------------   ---------------

Reported                             $   734             $0.06                $   490            $0.04
Add: amortization
 adjustment                          $   360             $0.02                $   710            $0.05
                                     -------             -----                -------            -----
Adjusted                              $1,094             $0.08                 $1,200            $0.09
                                      ======             =====                 ======            =====

8.       Litigation

On January 3, 2001, the Company commenced an action alleging that MCI Communications Corporation ("MCI"), Systemhouse, and Electronic Data Systems Corporation, as successor to Systemhouse, committed fraud in connection with the Company's 1998 acquisition of Learning Technologies from the defendants for $24.3 million. The Company seeks actual damages in the amount of $117.9 million plus interest, punitive damages in an amount to be determined at trial and costs.

The complaint, which is pending in the New York State Supreme Court, alleges that the defendants created a doctored budget to conceal the poor performance of the United Kingdom operation of Learning Technologies. The complaint also alleges that the defendants represented that Learning Technologies would continue to receive business from Systemhouse even though defendants knew that the sale of Systemhouse to EDS was imminent and that such business would cease after such sale. In February 2001, the defendants filed answers denying liability. No counterclaims against the plaintiffs have been asserted. Although, discovery has not yet been completed, defendants have made a motion for summary judgment, which was submitted on April 15, 2002. The motion is under judicial consideration.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

8.       Litigation (Continued)

One of the defendants, MCI, filed for bankruptcy protection in July 2002. As a result, the action is stayed as to MCI. The other defendants have made an application to the Court to stay the action until a later-commenced arbitration is concluded. The motion, which the Company has opposed, has not yet been submitted to the Court.

9.       Stockholders' equity

During the second quarter ended June 30, 2002, the Company received an aggregate of $9.3 million from the sale of Common and Class B Stock Shares as summarized below.

The Company sold 1,200,000 shares of Common Stock for $4,200,000 to Bedford Oak in a private placement transaction.

The Company sold 100,000 shares of Common Stock for $350,000 to Marshall Geller, a director of the Company, in a private placement transaction.

The Company sold to Equity Group Investments, L.L.C ("EGI") in a private placement transaction 1,000,000 shares of Common Stock (the "EGI Common Shares") for $3,500,000 and 300,000 shares of Class B Stock (the "EGI Class B Shares") for $1,260,000.

Upon the disposition of any of the EGI Class B Shares (other than to an affiliate of EGI or to a transferee approved by the Board who in each case agrees to be bound by the provisions of the EGI Agreement), EGI is required to exercise the right to convert all of its EGI Class B Shares into an equal number of shares of Common Stock (the "EGI Underlying Shares"). Until May 3, 2003, the Company has the right to purchase all, but not less than all, of the EGI Class B Shares then owned by EGI at a price per share equal to the greater of (i) the 90 day trailing average of the closing prices of the Common Stock and (ii) $5.25. If the Company exercises such right, EGI has the right to sell to the Company all or part of the EGI Common Shares then owned by EGI at a price per share of $3.50. If EGI exercises such right and the Company does not then have adequate liquidity, the repurchase of the EGI Common Shares may take place over a period of 21 months.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

9.       Stockholders' equity (Continued)

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

10.      Subsequent event

On August 2, 2002, upon approval from its lenders, the Company converted $500,000 of its $5,000,000 senior unsecured 8% note due from Five Star Products, Inc. ("Five Star") into 2,272,727 shares of common stock of Five Star. Five Star has executed a new promissory note to the Company in the amount of $4,500,000. Terms of the promissory note remain unchanged. This conversion increases the Company's ownership in Five Star to approximately 45% from 37% of the outstanding shares of common stock of Five Star.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

                              Results of Operations

Overview

The Company has three operating business segments. Two of these segments, the Manufacturing & Process Group and the IT Group, are managed through the Company's principal operating subsidiary General Physics and the third through its operating subsidiary MXL Industries. In addition, the Company holds a number of investments in publicly held companies, including publicly traded stock in Millennium Cell Inc. and an equity interest in HMS.

While the Company currently owns 100% of the Common Stock of HMS, as a result of a private placement transaction of preferred stock that was completed on December 27, 2001, the Company no longer has financial and operational control of HMS. Therefore, for the year ended December 31, 2001, the operating results of HMS were consolidated within the Consolidated Condensed Statement of Operations. However, as a result of this private placement transaction, effective January 1, 2002 the Hydro Med Group no longer exists as a business segment. The Company currently accounts for its investment in HMS under the equity method.

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

For the quarter ended June 30, 2002, the Company had income before income taxes of $176,000 compared to $1,316,000 for the quarter ended June 30, 2001. The income in the second quarter of 2002 included a $846,000 gain from the sale shares of Millennium Cell, Inc. and a non-cash credit of $311,000 relating to the Company's Millennium Cell Deferred Compensation Plan, offset by a non-cash equity loss of $596,000 on HMS. Additionally, effective January 1, 2002, and for the quarter ended June 30, 2002, the Company no longer amortizes goodwill in accordance with SFAS No. 142 Goodwill and Other Intangible Assets. The income for the second quarter of 2001 was primarily attributable to a $2,203,000 gain from the sale of securities of Millennium Cell, Inc., offset by a non-cash expense of $872,000 relating to the Company's Millennium Cell Deferred

Compensation Plan. The Company's three operating business segments had decreased profits in the quarter ended June 30, 2002, compared to the quarter ended June 30, 2001 due to the Company's decreased sales and gross margin percentage.

For the six months ended June 30, 2002, the Company had income before income taxes of $549,000 compared to $890,000 for the six months ended June 30, 2001. The six months ended June 30, 2002 included a $1,286,000 gain primarily from the sale of shares of Millennium Cell, Inc. and a non-cash credit of $868,000 relating to the Company's Millennium Cell Deferred Compensation Plan, offset by a non-cash equity loss of $1,331,000 on HMS. Additionally, effective January 1, 2002, and for the six months ended June 30, 2002, the Company no longer amortizes goodwill in accordance with SFAS No. 142 Goodwill and Other Intangible Assets. The income for the six months ended June 30, 2001 was primarily due to a $427,000 gain from the sale of securities and a non-cash credit of $273,000 relating to the Company's Millennium Cell Deferred Compensation Plan.

                             Three months ended           Six months ended
                                  June 30,                     June 30,
                            ---------------------        ---------------------
                               2002          2001           2002          2001
                            -------      --------        -------       -------
Sales
Manufacturing and Process   $34,401       $44,496        $69,566       $87,333
Information Technology        2,127         2,888          4,432         6,106
Optical Plastics              2,714         2,962          5,470         6,019
Hydro Med                                       1                            3
                            -------       -------        -------       -------
                            $39,242       $50,347        $79,468       $99,461
                            -------       -------        -------       -------

For the quarter and six months ended June 30, 2002, sales decreased by $11,105,000 to $39,242,000 from $50,347,000 and $19,993,000 to $79,468,000 from
$99,461,000, respectively, from the corresponding periods in 2001. The decrease in sales was primarily attributable to a continued reduction in sales from the automotive division and e-Learning division of the Manufacturing and Process Group, as well as decreased sales from certain high tech clients. The Information Technology Group's sales continue to decline primarily as a result of the Company's efforts to downsize the division. In addition, the sales decrease in 2002 compared to the second quarter of 2001, was primarily due to the overall continued downturn in the economy and the sales for the second quarter of 2001 were the strongest sales reported by the Company's manufacturing and process group in the past two years.



                                                   Three months ended                     Six months ended
                                                        June 30,                               June 30,
                                           ------------------------------------  ----------------------------------
                                              2002    %          2001      %        2002    %           2001   %
                                           -------  -----    --------  -------    ------  -----      --------------
Gross margin
Manufacturing and Process                  $ 4,259   12.4     $ 5,848     13.1   $ 8,849   12.7      $11,206   12.8
Information Technology                         (54)               449     15.5       258    5.8          768   12.6
Optical Plastics                               700   25.8         822     27.8     1,246   22.8        1,660   27.6
Hydro Med                                                        (145)                                  (301)
                                      ------------ ------    --------  -------------------------- ---------- ------
                                           $ 4,905   12.5     $ 6,974     13.9   $10,353   13.0      $13,333   13.4
                                           -------  -----     -------    -----   -------   ----      -------  -----

Consolidated gross margin of $4,905,000 or 12.5% of sales for the quarter ended June 30, 2002, decreased by $2,069,000, compared to the consolidated gross margin of $6,974,000, or 13.9% of sales for the quarter ended June 30, 2001. For the six months ended June 30, 2002, gross margin decreased by $2,980,000 from $13,333,000 to $10,353,000. The decreased gross margin in both the quarter and six months ended June 30, 2002 occurred within all segments of GP, as a result of decreased sales for the period. However, the gross margin percentage for the Manufacturing and Process Group remained relatively unchanged due to the Company's continued efforts to control costs for the period.

Selling, general and administrative expenses

For the quarter ended June 30, 2002, selling, general and administrative (SG&A) expenses were $4,737,000 compared to $6,997,000 in the second quarter of 2001. The reduction in SG&A of $2,260,000 is primarily attributable to the non-cash credit of $311,000 (as compared to an expense of $872,000 in 2001) relating to the Company's Millennium Cell Deferred Compensation Plan, a reduction in SG&A expense for HMS of $633,000 due to the deconsolidation of HMS at December 27, 2001 and goodwill amortization expense of $538,000 in the prior year which is not recorded in the current year in accordance with SFAS No. 142 Goodwill and Other Intangible Assets.

For the six months ended June 30, 2002, SG&A expenses were reduced by $2,192,000 from $11,469,000 to $9,277,000 primarily as a result of an increase in the non-cash credit of $595,000 relating to the Company's Millennium Cell Deferred Compensation Plan, a reduction in SG&A expenses for HMS of $1,034,000 due to the deconsolidation of HMS and goodwill amortization expense of $1,294,000 in the prior year which is not included in current year in accordance with SFAS No. 142 Goodwill and Other Intangible Assets, offset by financial consulting fees and other expenses of approximately $700,000.

Interest expense

For the quarter ended June 30, 2002, interest expense was $675,000 compared to $1,155,000 for the quarter ended June 30, 2001. For the six months ended June 30, 2002, there was a decrease in interest expense of $1,126,000 from $2,555,000 to $1,429,000. The decreased interest expense in 2002 was attributable to both a decrease in the Company's outstanding indebtedness and a reduction in variable interest rates.

Investment and other (loss) income, net

For the three and six months ended June 30, 2002, investment and other (loss) income, net was $(303,000) and $(738,000) as compared to $291,000 and $781,000 for the quarter and six months ended June 30, 2001. The decrease was primarily attributable to an equity loss recognized on HMS of $596,000 and $1,331,000 for the three and six months ended June 30, 2002, respectively, and other (loss) income, net on the Company's other investments.

Income tax expense

For the quarter and six months ended June 30, 2002, the Company recorded an income tax expense of $113,000 and $281,000, which represents the Company's estimated effective federal, state and local, and foreign tax rate. In the quarter and six months ended June 30, 2001, the Company recorded an income tax expense of $582,000 and $400,000, which represents the applicable federal, state and local, and foreign tax expense for these periods.

Liquidity and capital resources

At June 30, 2002, the Company had cash and cash equivalents totaling $2,270,000. The Company has sufficient cash and cash equivalents, long-term investments and borrowing availability under existing and potential lines of credit as well as the ability to obtain additional funds from its operating subsidiaries in order to fund its working capital requirements.

During the six months ended June 30, 2002, the Company received an aggregate of $9,310,000 from the sale of Common Stock Class B Stock (see Note 9).

For the six months ended June 30, 2002, the Company's working capital increased by $8,784,000 to a net working capital of $6,034,000, primarily due to proceeds from the sale of Class B and Common Stock which was used to repay $8,200,000 of short-term borrowings and decreases in accounts and other receivables and accounts payable and accrued expenses, offset by an increase in prepaid expenses and other current assets.

The increase in cash and cash equivalents of $565,000 for the six months ended June 30, 2002 resulted primarily from cash provided by investing and financing activities of $659,000 and $648,000, respectively, offset by cash used in operations of $474,000. Cash provided by financing activities consisted of proceeds from the sale of Common and Class B Stock offset by repayments of short-term borrowings and long-term debt.

Recent accounting pronouncements

In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations (SFAS 143), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. Enterprises are required to adopt Statement No. 143 for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operation.

In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146") was issued. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Task Force Issue ("EITF") 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The principal difference between SFAS 146 and EITF 94-3, relates to the timing of liability recognition. Under SFAS 146, a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operation.

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

                                  June 30, 2002

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION




Item 6.        EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               99.1 Certification of Chief Executive Officer pursuant to 18
                    U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Okley Act of 2002.

               99.2 Certification of Chief Financial Officer pursuant to 18
                    U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Okley Act of 2002.


          b.   Reports

               None

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                  June 30, 2002

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                        GP STRATEGIES CORPORATION


DATE: August 14, 2002                  Scott N. Greenberg
                                       President &
                                       Chief Financial Officer


DATE: August 14, 2002                  Jerome I. Feldman
                                       Chief Executive Officer