Form 10-Q
period 2002-09-30
GP STRATEGIES CORP
filed 2002-11-14
CIK 70415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarter ended September 30, 2002
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the transition period from          to

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

(212) 826-8500
------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period) that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.

                     Yes         X                               No
                                -----

Number of shares outstanding of each of issuer's classes of common stock as of November 11, 2002:

                  Common Stock                      15,280,731 shares
                  Class B Capital                    1,200,000 shares

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                        Page No.
Part I.    Financial Information


                Consolidated Condensed Balance Sheets -
                  September 30, 2002 and December 31, 2001                  1

                Consolidated Condensed Statements of Operations -
                  Three Months and Nine Months Ended September 30,
                  2002 and 2001                                             3

                Consolidated Condensed Statements of Cash Flows -
                  Nine Months Ended September 30, 2002 and 2001             4

                Notes to Consolidated Condensed Financial
                  Statements                                                6

                Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       18

Part II.   Other Information                                                23

                  Signatures                                                24

                  Certification of Chief Executive Officer                  25

                  Certification of Chief Financial Officer                  27

                          PART I. FINANCIAL INFORMATION

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (in thousands)


                                                        September  30,          December 31,
                                                             2002                  2001
                                                        --------------         -----------
            ASSETS                                      (unaudited)                 *

Current assets

Cash and cash equivalents                                $   1,355              $  1,705
Accounts and other receivables, and costs
 and estimated earnings in excess of billings
 on uncompleted contracts                                   44,723                50,189
Inventories                                                  1,611                 1,734
Prepaid expenses and other current assets                    4,675                 3,780
                                                        ----------            ----------

Total current assets                                        52,364                57,408
                                                         ---------             ---------

Investments, advances and marketable securities             16,387                30,400
                                                         ---------             ---------

Property, plant and equipment, net                           8,602                 8,718
                                                        ----------            ----------

Intangible assets, net of accumulated amortization
 of $35,111 and $35,031                                     58,020                56,846
                                                         ---------            ----------

Deferred tax asset                                           8,999                 4,289
                                                        ----------           -----------

Other assets                                                 5,870                 6,230
                                                        ----------           -----------
                                                          $150,242              $163,891
                                                          ========              ========


* The Consolidated Condensed Balance Sheet as of December 31, 2001 has been summarized from the Company's audited Consolidated Balance Sheet as of that date. Certain amounts in the Balance Sheet as of December 31, 2001 and notes thereto, have been reclassified to conform to 2002 classifications.

   See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                 (in thousands)



                                                     September  30,              December 31,
                                                         2002                       2001
                                                     -------                     -----------
LIABILITIES AND STOCKHOLDERS' EQUITY                  (unaudited)                    *

Current liabilities:

Current maturities of long-term debt                    $  3,186                $     637
Short-term borrowings                                     23,625                   32,338
Accounts payable and accrued expenses                     17,603                   17,089
Billings in excess of costs and estimated
 earnings on uncompleted contracts                         6,589                   10,094
                                                       ---------                 --------

Total current liabilities                                 51,003                   60,158
                                                        --------                ---------

Long-term debt less current maturities                     3,901                    6,226
                                                       ---------                ---------
Other non-current liabilities                                999                    1,564
                                                      ----------                ---------

Stockholders' equity

Common stock                                                 152                      128
Class B capital stock                                         12                        9
Additional paid in capital                               189,845                  180,078
Accumulated deficit                                      (91,558)                 (87,939)
Accumulated other comprehensive income                       585                    8,364
Note receivable from stockholder                          (4,095)                  (4,095)
Treasury stock, at cost                                     (602)                    (602)
                                                      ----------               ----------
Total stockholders' equity                                94,339                   95,943
                                                      ----------                ---------
                                                        $150,242                 $163,891
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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                      (in thousands, except per share data)


                                                                 Three months                   Nine months
                                                              ended September 30,             ended September 30,
                                                            ---------------------           ---------------------
                                                          2002             2001          2002              2001
                                                        -------           ------       -------          -----------

Sales                                                    $ 36,616         $ 44,713       $116,084         $144,174
Cost of sales                                              33,190           40,030        102,305          126,158
                                                         --------         --------       --------        ---------
Gross margin                                                3,426            4,683         13,779           18,016

Selling, general & administrative expenses                 (6,927)          (3,576)       (16,204)         (15,072)

Interest expense                                             (654)          (1,111)        (2,083)          (3,666)

Investment and other income (loss), net                       169              342           (569)           1,123

Loss on investments                                          (153)                           (153)

Gain on marketable securities                                 391            1,049          1,677            1,476

Restructuring charge reversal                                   9              206            363              606
                                                     ------------        ---------      ---------        ---------

(Loss) income before income taxes                          (3,739)           1,593         (3,190)           2,483

Income tax expense                                           (148)            (746)          (429)          (1,146)
                                                        ---------         --------      ---------        ---------

Net (loss) income                                        $ (3,887)        $    847       $ (3,619)        $  1,337
                                                         ========         ========       ========         ========

Net (loss) income per share:
Basic and diluted                                      $    (.25)        $     .06     $    (.24)       $      .10
                                                       =========         =========     =========        ==========

Dividends per share                                        none             none            none             none
                                                        =========       ==========       ========        =========



   See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)


                                                                            Nine months
                                                                          ended September 30,
                                                                     2002              2001
                                                                  --------           ------
Cash flows from operations:
Net (loss) income                                                $ (3,619)         $  1,337
Adjustments to reconcile net (loss) income to net cash
 (used in) provided by operating activities:
  Depreciation and amortization                                     2,238             4,516
  Gain on marketable securities                                    (1,677)           (1,476)
  Loss on investments                                                 153
  Issuance of stock for profit incentive plan                         594             1,141
  Loss (income) on equity investments                               1,112              (309)
  Non-cash compensation and consultant fees                           240            (2,547)
  Restructuring charge reversal                                      (363)             (606)
  Changes in other operating items                                   (499)           (1,978)
                                                                 --------         ---------
  Net cash (used in) provided by operating activities              (1,821)               78
                                                                 --------       -----------

Cash flows from investing activities:
Proceeds from sale of marketable securities                         2,687            10,827
Additions to property, plant & equipment                           (1,504)           (1,221)
Reduction in investments and other assets, net                        188                91
                                                                 --------       -----------
Net cash provided by investing activities                           1,371             9,697
                                                                 --------         ---------

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

                                 (in thousands)



                                                                         Nine months
                                                                        ended September 30,
                                                                     2002              2001
                                                                -----------         ----------------

Cash flows from financing activities:
Net proceeds from sale of Class B Stock                             1,260
Net proceeds from sale of Common Stock                              7,850
Repayment of short-term borrowings                                 (8,713)           (3,685)
Proceeds from MXL mortgage                                                            2,930
Proceeds (repayment) of long-term debt                                224            (7,763)
                                                                ---------           -------
Net cash provided by (used in) financing activities                   621            (8,518)
                                                                ---------           -------
Effect of exchange rate changes on
 cash and cash equivalents                                           (521)              114
                                                                ---------          --------

Net (decrease) increase in cash and cash equivalents                 (350)            1,371
Cash and cash equivalents at the beginning of the periods           1,705             2,487
                                                                 --------          --------
Cash and cash equivalents at the end of the periods              $  1,355          $  3,858
                                                                 ========          ========

Cash paid during the periods for:
 Interest                                                        $  1,563          $  3,118
                                                                 ========          ========
 Income taxes                                                   $     431         $     289
                                                                =========         =========






   See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       Earnings per share

Income (loss) per share (EPS) for the periods ended September 30, 2002 and 2001 are as follows (in thousands, except per share amounts):



                                                       Three months                  Nine months
                                                 ended September 30,                  ended September 30,
                                                -----------------------             -------------------------
                                                        2002          2001            2002             2001
                                                        ----          ----            ----             ----

Basic and Diluted EPS
Net (loss) income                                   $ (3,887)     $    847         $ (3,619)        $  1,337
Weighted average shares
 outstanding basic                                    15,618        13,169           15,030           13,087
Weighted average shares
 outstanding, diluted                                 15,618        13,193           15,030           13,111
Basic and diluted net (loss)
 income per share                                  $    (.25)     $    .06        $    (.24)        $     .10


Basic and diluted earnings per share are based upon the weighted average number of common shares outstanding, including Class B common shares, during the period. Class B common stockholders have the same rights to share in profits and losses and liquidation values as common stockholders. The calculation of the diluted net loss per share excludes 734,267 stock options outstanding for the three and nine months ended September 30, 2002 as the effect of including such stock options would be anti-dilutive.

2. Accounts and other receivables, and costs and estimated earnings in excess of billings on uncompleted contracts

Accounts and other receivables, and costs and estimated earnings in excess of billings on uncompleted contracts consists of the following (in thousands):

                                                September 30,       December 31,
                                                     2002              2001
                                                 ----------         ----------
Accounts and other receivables                     $ 30,881          $ 41,610
Costs and estimated earnings in excess
 of billings on uncompleted contracts                13,842             8,579
                                                  ---------         ---------
                                                   $ 44,723          $ 50,189
                                                   ========          ========

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

3.       Long-term debt

         Long-term debt consists of the following (in thousands):

                                            September 30,          December 31,
                                                 2002                2001
                                              ---------           ----------
Mortgage on MXL Pennsylvania facility          $  1,557            $  1,605
Mortgage on MXL Illinois facility                 1,219               1,237
Senior subordinated debentures                      535                 641
Subordinated convertible note                     2,640               2,640
Other                                             1,136                 740
                                              ---------           ---------
                                                  7,087               6,863
Less current maturities                          (3,186)               (637)
                                              ---------            --------
                                               $  3,901            $  6,226
                                               ========            ========

4.       Comprehensive (loss) income

The following are the components of comprehensive (loss) income (in thousands):


                                                          Three months ended             Nine months ended
                                                           September 30,                September 30,
                                                  --------------------------------------------------------
                                                          2002           2001            2002         2001
                                                       --------      ---------        --------   ------------

Net (loss) income                                    $  (3,887)     $     847       $  (3,619)    $  1,337
                                                     ---------      ---------       ---------     --------

Other comprehensive loss before tax:
Net unrealized loss on
 available-for-sale-securities                          (2,955)       (34,374)        (11,859)     (34,183)
Foreign currency translation adjustment                   (253)          (129)           (521)         114
                                                   -----------      ---------      ----------    ---------
Other comprehensive loss
 before tax                                             (3,208)       (34,503)        (12,380)     (34,069)
Income tax benefit relating to
 items of other comprehensive loss                       1,142         13,351           4,601       13,220
                                                    ----------       --------       ---------     --------
Comprehensive loss,
 net of tax                                          $  (5,953)     $ (20,305)      $ (11,398)   $ (19,512)
                                                     =========      =========       =========    =========

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

4.       Comprehensive (loss) income (Continued)

The components of accumulated other comprehensive income are as follows:

                                               September 30,      December 31,
                                                  2002                2001
                                               --------            ---------
Net unrealized gain on
 available-for-sale-securities               $  2,951             $ 14,810
Foreign currency translation adjustment         (1,178)               (657)
                                             ---------            --------
Accumulated other comprehensive income
 before tax                                      1,773              14,153
Accumulated income taxes related to
 items of other comprehensive income            (1,188)             (5,789)
                                             ---------            --------
Accumulated other comprehensive income,
 net of tax                                  $     585            $  8,364
                                             =========            ========

5.       Short-term borrowings

The Company and certain of its wholly owned subsidiaries entered into an Amended and Restated secured $40,000,000 Revolving Credit Agreement (the "Amended Agreement") with various banks on December 14, 2001 which amended in its entirety the Company's former credit facility as discussed below. The Amended Agreement reduced the commitment pursuant to the revolving facility to $40,000,000 (subject to borrowing base limitations specified in the Amended Agreement). The commitment has been reduced to $35 million as a result of asset sales by the Company, but will not be below $35 million as a result of any additional asset sales. The interest rates on the revolving credit facility are currently at prime plus 1.50% and Eurodollar plus 3.00%, at the Company's option. Based upon the financial performance of the Company, the interest rates can be reduced. The Amended Agreement is secured by all of the receivables and inventory of the Company as well as the common stock of the Company's material domestic subsidiaries and 65% of the common stock of the Company's foreign subsidiaries. The Amended Agreement also provides for additional security consisting of certain real property, personal property and substantially all marketable securities owned by the Company and its subsidiaries. The Amended Agreement contains revised minimum consolidated net worth, fixed charge coverage, leverage ratio and interest coverage ratio. The Amended Agreement also contains certain restrictive covenants, including the prohibition on future acquisitions, and provides for mandatory prepayment upon the occurrence of certain events.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

5.       Short-term borrowings (Continued)

At September 30, 2002, the amount outstanding under the revolving credit facility is $23,625,000 and is included in short-term borrowings in the Consolidated Condensed Balance Sheet. At September 30, 2002, the Company had $8,545,000 available to be borrowed under the Credit Agreement and was in compliance with all financial covenants.

6.       Business segments

Effective January 1, 2002, the operations of the Company consist of three business segments, by which the Company is managed.

The Company's principal operating subsidiary is General Physics Corporation
(GP). GP is a workforce development company that improves the effectiveness of organizations by providing training, management systems and engineering services to meet the specific needs of clients. Programs have been developed for service managers and executives, engineers, sales associates, plant operators, the maintenance and purchasing workforces and information technology professionals in the public and private sectors in North and South America, Europe and Asia. Clients include Fortune 1000 companies, manufacturing, process and energy industries, and other commercial and government customers. GP operates in two business segments.

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

6.       Business segments (Continued)

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

There are deminimis inter-segment sales. The reconciliation of gross margin to net (loss) income is consistent with the presentation on the Consolidated Condensed Statements of Operations.

The following tables set forth the sales and gross margin of each of the Company's operating segments (in thousands):


                                                        Three months ended          Nine months ended
                                                          September  30,              September  30,
                                                 ----------------------    -------------------------
                                                      2002          2001           2002          2001
                                                   -------      --------        -------       -------
Sales
Manufacturing and Process                         $ 32,543       $39,458       $102,109      $126,791
Information Technology                               1,852         2,495          6,284         8,601
Optical Plastics                                     2,221         2,758          7,691         8,777
Hydro Med                                                              2                            5
                                              ------------  ------------  ------------- -------------
                                                  $ 36,616      $ 44,713       $116,084      $144,174
                                                  --------      --------       --------      --------

Gross margin
Manufacturing and Process                         $  3,024      $  3,682       $ 11,873      $ 14,888
Information Technology                                 (43)          535            215         1,303
Optical Plastics                                       445           608          1,691         2,268
Hydro Med                                                           (142)                        (443)
                                             -------------     ---------   ------------    ----------
                                                 $   3,426      $  4,683       $ 13,779      $ 18,016
                                                 ---------      --------       --------      --------

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

6.       Business segments (Continued)

Information about the Company's net sales in different geographic regions, which are attributed to countries based on location of customers, is as follows (in thousands):

                                 Three months ended          Nine months ended
                                     September  30,              September 30,
                          -------------------------    -----------------------
                               2002          2001           2002          2001
                            ---------     ---------      ---------     -------

United States              $ 34,037      $ 41,293       $107,983      $133,418
Canada                          265           506            996         2,462
United Kingdom                1,787         1,739          5,405         5,139
Latin America and Other         527         1,175          1,700         3,155
                          ---------    ----------      ---------    ----------
                           $ 36,616      $ 44,713       $116,084      $144,174
                           --------      --------       --------      --------

Information about the Company's identifiable assets in different geographic regions, is as follows (in thousands):

                                    September 30,              December 31,
                                        2002                        2001
                                     ---------                 -----------
United States                        $142,556                     $154,844
Canada                                  3,170                        3,653
United Kingdom                          3,055                        2,821
Latin America and Other                 1,786                        2,573
                                     --------                   ----------
                                     $150,567                     $163,891
                                     --------                     --------

7.       Restructuring and other charges

During 1999 and 2000, the Company adopted restructuring plans, primarily related to its IT business segment. During the nine month period ended September 30, 2002 the Company utilized $1,214,000 of the restructuring reserve and reversed $363,000. Of the remaining total restructuring reserve balance of $1,149,000 at September 30, 2002 and $2,726,000 at December 31, 2001, $128,000 and $1,162,000,
respectively, were included in accounts payable and accrued expenses and $1,021,000 and $1,564,000, respectively, were included in other non-current liabilities in the Consolidated Condensed Balance Sheet.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

7.       Restructuring and other charges (Continued)

The components of the restructuring charge reserve are as follows (in thousands):
                                       Lease and
                                       related        Contractual
                                       obligations    obligations        Total

Balance December 31, 2001                  $ 2,374      $    352       $ 2,726
------------------------------------------------------------------------------
Utilization                                   (862)          (352)      (1,214)
Reversal of restructuring charges             (363)                       (363)
------------------------------------------------------------------------------
Balance September 30, 2002                 $ 1,149      $              $ 1,149
------------------------------------------------------------------------------

Lease obligations are presented at their present value, net of assumed sublets.

Effective September 4, 2002, John C. McAuliffe resigned as President of GP. Mr. McAuliffe and GP entered into a Separation Agreement (the "Agreement") pursuant to which Mr. McAuliffe will be a consultant to GP for a six-month period. In consideration for such services, GP agreed to pay Mr. McAuliffe the sum of $350,000, $300,000 in equal installments over the course of the consultancy period and $50,000 in September 2005. In addition, GP agreed to pay Mr. McAuliffe severance of $1,200,000 payable in equal installments on the following dates (i) September 2002, (ii) March 2003, and (iii) January 2, 2004. The Company recorded an expense of approximately $1,440,000, including $125,000 of related legal fees, which is recorded in selling, general and administrative expense in the Consolidated Statements of Operations for the three and nine months ended September 30, 2002.

8.       Related party transactions

In 2002, the Company and Redstorm Scientific, Inc. ("RSS") entered into an agreement pursuant to which the Company agreed to provide general business and administrative support to RSS. RSS is a privately held computational drug design company focused on utilizing bio-informatics and computer aided molecular design to assist pharmaceutical and biotechnology companies. The Company performed and completed all necessary services for RSS during the third quarter of 2002. In consideration for such services, RSS agreed to grant the Company a five-year option to purchase shares of RSS common stock. The Company also has an option to purchase additional equity in RSS upon the occurrence of certain events. Michael Feldman is the Chief Executive Officer of RSS and owns approximately 25.5% of the outstanding common stock of RSS. Michael Feldman is the son of Jerome Feldman, the Chief Executive Officer of the Company. In addition, Roald Hoffman, a director of the Company, is a director of RSS and has options to purchase shares of RSS Common Stock.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)
9.       Investments

On August 2, 2002, upon approval from its lenders, the Company converted $500,000 of its $5,000,000 senior unsecured 8% note due from Five Star Products, Inc. ("Five Star") into 2,272,727 shares of common stock of Five Star. Five Star has executed a new promissory note to the Company in the amount of $4,500,000. Terms of the promissory note remain unchanged. This conversion increases the Company's ownership in Five Star to approximately 47% from 37% of the outstanding shares of common stock of Five Star.

10.      Recently adopted accounting standards

Effective January 1, 2002, the Company adopted FASB Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of Statement No.
142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposed of Long-Lived Assets. The Company had unamortized goodwill in the amount of $57,200,000. The Company did not recognize any impairment as a result of the adoption of this statement.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

  10.    Recently adopted accounting standards (Continued)

  The changes in the carrying amount of acquired intangible assets for the nine-month period ended September 30, 2002 are as follows:


                             Manufacturing &       Information        Optical
                               Process             Technology         Plastics       Corporate         Total
Intangible assets:
Balance as of:
 December 31, 2001                   $25,411           $ 7,471         $   394         $35,358       $68,634
Additions                              1,134                                20                         1,154
Other                                                      116                                           116
------------------------------------------------------------------------------------------------------------
September 30, 2002                   $26,545           $ 7,587         $   414         $35,358       $69,904
------------------------------------------------------------------------------------------------------------



                             Manufacturing &       Information        Optical
                                Process             Technology        Plastics       Corporate         Total
Accumulated Amortization:
Balance as of:
 December 31, 2001                   $ 6,219           $ 1,337      $      207         $ 4,025       $11,788
Amortization expense                      58                                 5              17            80
Other                                                       16                                            16
------------------------------------------------------------------------------------------------------------
September 30, 2002                   $ 6,277           $ 1,353       $     212         $ 4,042       $11,884
------------------------------------------------------------------------------------------------------------

Balance as of
 September 30, 2002                  $20,268           $ 6,234       $     202         $31,316       $58,020
------------------------------------------------------------------------------------------------------------


                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

  10.    Recently adopted accounting standards (Continued)

  The components of acquired intangible assets as of September 30, 2002 are as follows:


                           Manufacturing &                Information
                              Process                     Technology                Optical Plastics              Corporate

                         Gross            Gross       Gross                       Gross                       Gross
                      Carrying      Accumulated    Carrying      Accumulated   Carrying      Accumulated   Carrying     Accumulated
                        Amount     Amortization     Amount    Amortization       Amount Amortization         Amount    Amortization
-----------------------------------------------------------------------------------------------------------------------------------
Goodwill                  $25,355       $ 5,846      $7,587           $1,353       $414             $212    $35,200          $3,903
Other                     $ 1,190      $    431                                                                 158             139
-----------------------------------------------------------------------------------------------------------------------------------

Balance as of
 September 30, 2002       $26,545        $6,277      $7,587           $1,353       $414             $212    $35,358          $4,042
===================================================================================================================================


                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

                                   (Unaudited)

  10.    Recently Adopted Accounting Standards (Continued)

Summarized below is pro forma net income and earnings per share for the three and nine months ended September 30, 2001 as adjusted for amortization expense that is no longer recorded in accordance with Statement No. 142 and net of the related income tax effect is as follows:



                                         Three Months                               Nine Months
                                   ended September 30, 2001                 ended September 30, 2001
                               ---------------------------------       -----------------------------------
                                     Net            Basic & Diluted            Net           Basic & Diluted
                                     Income               EPS                 Income              EPS
                                  ------------      -------------            --------------   ----------
Reported                               $   847            $  .06               $1,337           $  .10
Add: amortization adjustment           $   340            $  .03               $1,041           $  .08
                                       -------            ------               ------           ------
Adjusted                                $1,187            $  .09               $2,378           $  .18
                                        ======            ======               ======           ======

11.      Litigation

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

The complaint, which is pending in the New York State Supreme Court, alleges that the defendants created a doctored budget to conceal the poor performance of the United Kingdom operation of Learning Technologies. The complaint also alleges that the defendants represented that Learning Technologies would continue to receive business from Systemhouse even though defendants knew that the sale of Systemhouse to EDS was imminent and that such business would cease after such sale. In February 2001, the defendants filed answers denying liability. No counterclaims against the plaintiffs have been asserted. Although discovery has not yet been completed, defendants have made a motion for summary judgment, which was submitted in April 2002. The motion was denied by the court due to the MCI bankruptcy (described below), but with leave granted to the other defendants to renew.

One of the defendants, MCI, filed for bankruptcy protection in July 2002. As a result, the action is stayed as to MCI. The other defendants have made an application to the Court to stay the action until a later-commenced arbitration, alleging breach of the acquisition agreement, is concluded. The motion, which the Company has opposed, is under judicial consideration.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

12.      Stockholders' equity

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

13.      Commitments

Effective September 1, 2002, GP entered into an occupancy lease agreement for its facilities with aggregate minimum lease payments of $6,862,000 through January 31, 2013.

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

For the quarter ended September 30, 2002, the Company had a loss before income taxes of $3,739,000 compared to income before income taxes of $1,593,000 for the quarter ended September 30, 2001. The loss in the third quarter 2002 included severance and related expenses of $1,944,000, offset by a $391,000 gain from the sale of shares of Millennium Cell Inc. and a non-cash credit of $348,000 relating to the Company's Millennium Cell Deferred Compensation Plan. Additionally, effective January 1, 2002, the Company no longer amortizes goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The income for the third quarter 2001 was primarily attributable to a $1,049,000 gain from the sale of shares of Millennium Cell Inc. and a non-cash credit of $2,774,000 relating to the Company's Millennium Cell Inc. Deferred Compensation Plan, offset by approximately $550,000 relating to fees and options granted to a financial consultant and expenses of $884,000 from HMS. The Company's three operating business segments had decreased profits for the quarter ended September 30, 2002, compared to the quarter ended September 30, 2001 due to the Company's decreased sales and gross margin percentage.

For the nine months ended September 30, 2002, the Company had a loss before income taxes of $3,190,000 compared to income before income taxes of $2,483,000 for the nine months ended September 30, 2001. The loss for the nine months ended September 30, 2002 included severance and related expenses of $1,944,000 and a non-cash equity loss of $1,401,000 on HMS, offset by a $1,677,000 gain from the sale of shares of Millennium Cell Inc., and a non-cash credit of $1,216,000 relating to the Company's Deferred Compensation Plan. Additionally, effective January 1, 2002, the Company no longer amortizes goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The income for the nine months ended September 30, 2001 included a $1,476,000 gain from the sale of securities and a non-cash credit of $3,047,000 relating to the Company's Millennium Cell Inc. Deferred Compensation Plan offset by expenses of approximately $2,500,000 relating to HMS.

                                 Three months ended        Nine months ended
                                    September 30,           September 30,
                             ----------------------      --------------------
                                 2002          2001         2002          2001
                              -------      --------      -------       -------
Sales
Manufacturing and Process    $ 32,543      $ 39,458     $102,109      $126,791
Information Technology          1,852         2,495        6,284         8,601
Optical Plastics                2,221         2,758        7,691         8,777
Hydro Med                                         2                          5
                             --------   -----------   ----------  ------------
                             $ 36,616      $ 44,713     $116,084      $144,174
                             --------      --------     --------      --------

For the quarter and nine months ended September 30, 2002, sales decreased by $8,097,000 to $36,616,000 from $44,713,000 and $28,090,000 to $116,084,000 from
$144,174,000, respectively, from the corresponding periods in 2001. The decrease in sales was primarily attributable to the continued reduction in sales from the automotive division and e-Learning division of the Manufacturing and Process Group, as well as decreased sales from certain high technology clients. The Information Technology Group's sales continue to decline as a result of the Company's continued efforts to downsize the division. In addition, the sales decrease in 2002 compared to 2001 was primarily due to the overall continued downturn in the economy.


                                        Three months ended                     Nine months ended
                                            September 30,                          September 30,
                               --------------------------------------   -----------------------------------------
                                              2002    %          2001    %          2002    %           2001    %
                                           -------  -----    --------  -----     -------  -----      -------  -----
Gross margin
Manufacturing and Process                  $ 3,024    9.3     $ 3,682    9.3     $11,873   11.6      $14,888   11.7
Information Technology                         (43)               535   21.4         215    3.4        1,303   15.1
Optical Plastics                               445   20.0         608   22.0       1,691   22.0        2,268   25.8
Hydro Med                                                        (142)                                  (443)
                                       ------------------   -----------------------------------     -------- -------
                                           $ 3,426    9.4     $ 4,683   10.5     $13,779   11.9      $18,016   12.5
                                           -------  -----     -------  -----     -------   ----      -------  -----

Consolidated gross margin of $3,426,000, or 9.4% of sales for the third quarter ended September 30, 2002, decreased by $1,257,000, compared to consolidated gross margin of $4,683,000, or 10.5%, of sales for the third quarter ended September 30, 2001. For the nine months ended September 30, 2002, consolidated gross margin decreased by $4,237,000 from $18,016,000 to $13,779,000. The decreased gross margin in both the quarter and nine months ended September 30, 2002 occurred within all segments of GP, as a result of decreased sales for the period. However, the gross margin percentage for the Manufacturing and Process Group remained relatively unchanged as a result of the Company's continued efforts to monitor and control costs for the quarter and year to date and the gross margin percentage for the Optical Plastic Group decreased due to a change in its product mix.

Selling, general and administrative expenses

For the quarter ended September 30, 2002, selling, general and administrative (SG&A) expenses were $6,927,000 compared to $3,576,000 in the third quarter ended September 30, 2001. The increase in SG&A of $3,351,000 is primarily attributable to severance and related expenses of $1,944,000, a decrease in the non-cash credit of $2,426,000 relating to the Company's Millennium Cell Deferred Compensation Plan, partially offset by a reduction in SG&A expenses of HMS of $534,000 due to the deconsolidation of HMS at December 27, 2001 and goodwill amortization expense of $640,000 in the prior year which is not recorded in the current year in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

For the nine months ended September 30, 2002, SG&A expenses increased by $1,132,000 from $15,072,000 to $16,204,000 primarily as a result of severance and related expenses of $1,944,000, a reduction in the non-cash credit of $1,831,000 relating to the Company's Millennium Cell Deferred Compensation Plan and financial and consulting fees and other expenses of approximately $700,000, partially offset by a reduction in SG&A expenses of $2,171,000 due to the deconsolidation of HMS and goodwill amortization expenses of $1,934,000 in the prior year which is not included in the current year in accordance with SFAS No. 142, Goodwill and Intangible Assets.

Interest expense

For the quarter ended September 30, 2002, interest expense was $654,000 compared to $1,111,000 for the quarter ended September 30, 2001. For the nine months ended September 30, 2002, there was a decrease in interest expense of $1,583,000 from $3,666,000 to $2,083,000. The decreased interest expense in 2002 was attributable to both a decrease in the Company's outstanding indebtedness and a reduction in variable interest rates.

Investment and other income (loss), net

For the three and nine months ended September 30, 2002, investment and other income (loss) net was $169,000 and $(569,000) as compared to $342,000 and $1,123,000 for the three and nine months ended September 30, 2001. The decrease for the quarter ended September 30, 2002 was primarily attributable to decreased equity income recognized on investments of 20% to 50% owned companies and other loss (income), net on the Company's other investments. The decrease for the nine months ended September 30, 2002, was primarily attributable to an equity loss recognized on HMS of $1,401,000.

Income tax expense

For the quarter and nine months ended September 30, 2002, the Company recorded an income tax expense of $148,000 and $429,000, which represents state and local income taxes. In the quarter and nine months ended September 30, 2001, the Company recorded income tax expense of $746,000 and $1,146,000, respectively, which represents federal, state, local and foreign tax expense.

Liquidity and capital resources

At September 30, 2002, the Company had cash and cash equivalents totaling $1,355,000. The Company has sufficient cash and cash equivalents, long-term investments and borrowing availability under existing and potential lines of credit as well as the ability to obtain additional funds from its operating subsidiaries in order to fund its working capital requirements.

At September 30, 2002, the Company had $8,545,000 available to be borrowed under the Credit Agreement and was in compliance with all financial covenants.

For the period ended September 30, 2002, the Company's working capital increased by $4,111,000 to a net working capital of $1,361,000, primarily reflecting decreases in short term borrowings and accounts and other receivables partially offset by an increase in prepaid expenses and other current assets.

The decrease in cash and cash equivalents of $350,000 for the nine months ended September 30, 2002 resulted from cash used in operations of $1,821,000 partially offset by cash provided by for investing and financing activities of $1,992,000. Cash provided by investing and financing activities consisted primarily of proceeds from the sale of marketable securities and sales of Common and Class B stock offset by repayments of short-term borrowings and additions to plant, property and equipment.

Recent accounting pronouncements

In August 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations (SFAS 143), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. Enterprises are required to adopt SFAS No. 143 for fiscal years beginning after June 15, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operation.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146) was issued. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issue Task Force ("EITF") No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The principal difference between SFAS 146 and EITF 94-3, relates to the timing of liability recognition. Under SFAS 146, a liability for a cost associated with an exit or disposal activity is recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial position or results of operation.

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

                  We have no material changes to the disclosure on this matter made in our report on Form 10-K for the fiscal year ended December 31, 2001

Item 4.           Controls and Procedures

a. Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within ninety days before the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

b. Changes in internal controls. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weakness and therefore no corrective actions were taken.

Item 6.           Exhibits and Reports on FORM 8-K

                  a.       Exhibits

99.1              Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2              Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  b.       Reports

                  Form 8-K filed on September 4, 2002 reporting event under
                  Item 5.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                               September 30, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.




                            GP STRATEGIES CORPORATION


DATE: November 14, 2002                      Jerome I. Feldman
                                             Chief Executive Officer


DATE: November 14, 2002                      Scott N. Greenberg
                                             President &
                                             Chief Financial Officer

                CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934


     I, Jerome I. Feldman, Chairman of the Board and Chief Executive Officer of GP Strategies Corporation, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of GP Strategies Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


                                             Jerome I. Feldman
                                             Chairman of the Board and
                                             Chief Executive Officer

                CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934

     I, Scott N. Greenberg, President and Chief Financial Officer of GP Strategies Corporation, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of GP Strategies Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

             c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002



                                    Scott N. Greenberg
                                    President and Chief Financial Officer