Form 10-K
period 2002-12-31
GP STRATEGIES CORP
filed 2003-04-15
CIK 70415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2002
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

                          Commission File Number 1-7234
                            GP STRATEGIES CORPORATION
             (Exact name of Registrant as specified in its charter)

            Delaware                                    13-1926739
----------------------------               ------------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)

777 Westchester Avenue, White Plains, NY                  10604
----------------------------------------   -------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:            (914) 249-9700

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

Indicate by check mark whether the registrant is an accelerated filer.
                        Yes              No X
                            -------        ---

The aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $.01 per share and Class B Capital Stock, par value $.01 per share held by non-affiliates as of June 28, 2002 was approximately $60,129,448, and $1,540,313, respectively, based on the closing price of the Common Stock on the New York Stock Exchange on June 28, 2002.

The number of shares outstanding of each of the Registrant's Common Stock and Class B Stock as of March 19, 2003:

Class                                             Outstanding at March 19, 2003

Common Stock, par value $.01 per share                   15,401,566 shares
Class B Capital Stock, par value $.01 per share           1,200,000 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders are incorporated herein by reference into Part III hereof.

                                TABLE OF CONTENTS
                                                                          Page
PART I
     Item 1.   Business                                                     1

     Item 2.   Properties                                                  16

     Item 3.   Legal Proceedings                                           17

     Item 4.   Submission of Matters to a Vote of
               Security Holders                                            18
PART II
     Item 5.   Market for the Registrant's Common
               Equity and Related Stockholder Matters                      19

     Item 6.   Selected Financial Data                                     21

     Item 7.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations               22

     Item 7A.  Quantitative and Qualitative Disclosures About Market Risk  35

     Item 8.   Financial Statements and Supplementary Data                 36

     Item 9.   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                      87

PART III
     Item 10.  Directors and Executive Officers of the Registrant          88

     Item 11.  Executive Compensation                                      88

     Item 12.  Security Ownership of Certain
               Beneficial Owners and Management                            88

     Item 13.  Certain Relationships and Related Transactions              88

     Item 14.  Controls and Procedures                                     88

PART IV
     Item 15.  Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K                                     89

            Cautionary Statement Regarding Forward-Looking Statements

         This report contains certain forward-looking statements which reflect the Company's management's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, all of which are difficult to predict and many of which are beyond the control of the Company, including, but not limited to those risks and uncertainties detailed in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission.


                                     PART I
ITEM 1.  BUSINESS

General Development of Business

         GP Strategies Corporation (the "Company"), a global workforce development company, which provides training, e-Learning solutions, management consulting and engineering services, was incorporated in Delaware in 1959. The Company is a New York Stock Exchange listed company traded under the symbol GPX. The Company's principal operating subsidiary is General Physics Corporation ("General Physics"). The Company has three operating business segments. Two of these segments, the Manufacturing & Process Segment and the Information Technology Segment, are managed through the Company's principal operating subsidiary General Physics. The third segment is the Optical Plastics Segment, comprised of the Company's subsidiary MXL Industries, Inc. ("MXL").

         General Physics is a workforce development company that improves the effectiveness of organizations by providing training, management consulting, e-Learning solutions and engineering services that are customized to meet the specific needs of clients. Programs have been developed for service managers and executives, engineers, sales associates, plant operators, the maintenance and purchasing workforces and information technology professionals in the public and private sectors in North and South America, Europe and Asia. Clients include Fortune 500 companies, manufacturing, process and energy companies, and other commercial and governmental customers. Additional information about General Physics may be found at www.gpworldwide.com.

         MXL is a specialist in the manufacture of polycarbonate parts requiring strict adherence to optical quality specifications, and in the application of abrasion and fog resistant coatings to those parts. Products include shields, face masks and non-optical plastic products.

         In addition, the Company holds a number of investments in publicly held companies, including Millennium Cell Inc., Five Star Products, Inc. and GSE Systems, Inc., and an investment in a private company, Hydro Med Sciences, Inc., and also owns certain real estate.

         The Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports will be made available free of charge through the Investor/Shareholder section of the Company's internet website (http://www.gpstrategies.com/) as soon as practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission.

Recent Developments

          In July 2002, the Company announced that it was actively considering a spin-off of certain of its non-core assets into a separate corporation to be named National Patent Development Corporation ("NPDC"). On November 14, 2002, the Company filed a ruling request with the Internal Revenue Service (the "IRS"), which if approved, would enable the Company to do a tax-free spin-off of certain non-core assets, including MXL. Each holder of the Company's common stock would receive one share of NPDC common stock for each share of the Company's common stock held and each holder of the Company's class B capital stock would receive one share of NPDC common stock for each share of Class B capital stock held. On March 21, 2003, the IRS issued a favorable tax ruling, however, the spin-off is still subject to certain conditions, including the consent of the Company's lenders and certain SEC filings.

         After the spin-off, the Company's business would be its training and workforce development business operated by General Physics. NPDC would be a stand- alone public company holding all of the stock of MXL, which would operate the optical plastics business and hold certain of the other non-core assets.

GENERAL PHYSICS CORPORATION

Organization and Operations

         General Physics, with 1,343 employees in offices worldwide, provides performance improvement services and products to multinational companies in manufacturing and process industries, electric power utilities, and other commercial and governmental customers.

         General Physics believes it is a global leader in performance improvement, with over three decades of experience in providing solutions to optimize work force performance. Since 1966, General Physics has provided clients with the products and services they need to successfully integrate their people, processes and technology, the elements most critical to the successful realization of any organization's goal to improve its effectiveness.

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

         During 1998, General Physics embarked upon a strategy to expand globally, further diversify its clientele, and acquire additional performance improvement capabilities through acquisitions. General Physics acquired businesses operated by United Training Services, Inc., a provider of training and consulting services to the U.S. automotive industry and to other commercial customers; Specialized Technical Services Limited, a provider of technical training services and language services to commercial and governmental customers in the United Kingdom; SHL Learning Technologies, a computer technology training and consulting organization with a network of offices and training facilities in Canada and the United Kingdom; and the Deltapoint Corporation, a management consulting firm focused on large systems change and lean enterprise, with primarily Fortune 500 clients operating in the aerospace, pharmaceutical, manufacturing, healthcare and telecommunications industries.

         In 1999 General Physics refocused its international strategy to leverage its success with multinational clients by following those clients into new venues, then expand its client base to include local suppliers and related parties. Proposed locations were evaluated for political stability and potential receptiveness to General Physics' products and services. General Physics has applied this strategy to Canada, the United Kingdom, Mexico and Brazil.

         During 1999, General Physics adopted restructuring plans, primarily related to its IT business, to change the focus of the IT Segment from open enrollment IT training courses to project oriented work. In connection with the restructuring, General Physics closed, downsized, or consolidated offices in the United States, Canada and in the United Kingdom (UK), and terminated the employment of approximately 160 employees. General Physics believed at that time that the strategic initiatives and cost cutting moves taken in 1999 and the first quarter of 2000 would enable the IT Segment to return to profitability in the last six months of 2000. However, in July 2000, as a result of the continued operating losses incurred by its IT Segment, General Physics determined that it could not bring the IT Segment to profitability unless it closed its open enrollment IT business in the UK and Canada. During the third quarter of 2000, the open enrollment IT business was closed and substantially all of the open enrollment facilities in the UK and Canada were surrendered in connection with negotiated lease terminations, subleased or turned over to brokers for disposition. General Physics terminated the employment of substantially all of the remaining employees associated with the IT open enrollment business in the UK and Canada. Subsequent to the changes, the IT project work returned to profitability in 2001.

         Also in 2000, General Physics began an upgrade to its financial, accounting and human resources systems by contracting with an application service provider for the use of an Enterprise Resource Planning software package to better integrate those functions and streamline support for its business operations. The system became operational in the first quarter of 2002.

         During the second half of 2001, the Company's operations were negatively impacted by the downturn in the economy, in particular the manufacturing sectors. This resulted in decreased revenue that was offset by cost cutting efforts, including a reduction in the use of consultants, a program to reduce indirect expenses, and a reduction in employees.

         Effective September 4, 2002, John C. McAuliffe resigned as President of General Physics and Douglas Sharp was appointed President of General Physics. Mr. McAuliffe and General Physics entered into a Separation Agreement pursuant to which, inter alia, he agreed to remain available to General Physics as a consultant for a six-month period (see Note 15, Restructuring and other Charges in the Notes to the Consolidated Financial Statements for a discussion of Mr. McAuliffe's Separation Agreement).

         The decrease in revenue that began in 2001 continued in 2002 and was primarily attributable to the continued downturn in the economy and included reductions in sales from automotive, e-Learning and certain high technology clients. During 2002, General Physics continued its efforts to reduce costs, including terminating facility leases, subleasing facilities, reducing the number of employees and taking other steps to bring its costs more in line with its reduced revenues.

         In the second half of 2002, General Physics formed a multi-disciplinary team to focus on providing fully integrated solutions for governmental agencies and commercial clients to combat potential terrorist threats in the area of homeland security. General Physics has over 20 years of experience in meeting the challenges caused by the threat of terrorism, including projects for the Departments of Defense, Energy, Justice and the American Red Cross. The Company's homeland security services will help organizations assess their vulnerability and risks, prevent or deter occurrences, plan for incidents, respond adequately to an event and mitigate the short and long term consequences caused by terrorism incidents.

         In February 2003 General Physics transferred a portion of its business into SkillRight, Inc., a wholly-owned subsidiary whose principal purpose is to provide services to organized labor, both by contracting directly with labor unions and by contracting with companies whose workforces are represented by labor unions.

         General Physics' performance is significantly affected by the timing of performance on contracts. Results of operations for the first three quarters of the year are generally not seasonal, since contracts are performed throughout the year, however, the fourth quarter results may be negatively impacted by plant shutdowns and fewer workdays as a result of holidays. In addition, demand for services may fluctuate with and can be related to general levels of economic activity and employment in the United States, Canada and the UK. A significant economic downturn or recession in either the United States or the UK could have a material adverse effect on General Physics' business, financial condition and results of operations, as was the case in the latter half of 2001 and continuing into 2002.

Customers

         General Physics currently provides services to more than 500 customers. Significant customers include multinational automotive manufacturers, such as General Motors Corporation, Ford Motor Company, Mercedes-Benz and Daimler Chrysler Corporation; commercial electric power utilities, such as Consolidated Edison Company of New York, Public Service Electric & Gas Company, Entergy Operations, Inc., Alliant Energy Corporation, Midwest Generation, New Brunswick Power, and First Energy; governmental agencies, such as the U.S. Departments of Defense, Energy and Treasury, the U.S. Postal Service, and various Canadian governments; U.S. government prime contractors, such as Northrop-Grumman, Lockheed Martin, Westinghouse Savannah River Company and The Johns Hopkins University Applied Physics Laboratory; pharmaceutical companies, such as Pfizer, Inc., Merck & Co., Pharmacia-Upjohn and Eli Lily; communications companies, such as SBC Communications; computer, electronics, and semiconductor companies, such as IBM Corporation and Applied Materials; food and beverage companies, such as Anheuser-Busch Company and The Coca-Cola Company; petro-chemical companies, such as ExxonMobil and Lyondell-Citgo; steel producers, such as USX Corporation, Ameristeel Corporation and Dofasco Steel; and other large multinational companies, such as Fluor Daniel, General Electric Company and Computer Sciences Corporation.

         Revenue from the United States Government accounted for approximately 32% of General Physics' revenue for the year ended December 31, 2002. Revenue was derived from many separate contracts and subcontracts with a variety of Government agencies and contractors that are regarded by General Physics as separate customers. In 2002, revenue from the Department of the Army, which is included in United States Government revenue accounted for approximately 17% of General Physics' revenue and General Motors Corporation accounted for approximately 5% of General Physics' revenue. No other customers accounted for 10% or more of General Physics' revenue.

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

Manufacturing & Process

         The Manufacturing & Process Segment provides technology-based training, engineering, consulting and technical services to leading companies in the automotive, steel, power, oil and gas, chemical, energy , pharmaceutical, and food and beverage industries, as well as to the government sector, and focuses on developing long-term relationships with Fortune 500 companies, their suppliers and agencies of the government. General Physics builds these relationships by gaining a thorough understanding of a client's competitive strategies and business objectives, analyzing their human, technical, and organization issues and recommending viable human performance and learning resource management solutions to clients to help them improve performance, increase efficiency and reduce risk. Through this segment General Physics provides training, Learning Resource Management (LRM) training outsourcing, engineering and technical support services to clients, whether involving workforce development, product, process and plant launch, modification of existing facilities and systems or regulatory compliance. The company then works with its customers in implementing the recommended solutions, moving the organization toward achieving business objectives and improving competitive advantage. This segment frequently supports the introduction of new work practices associated with lean manufacturing, self-directed work teams and engineering. Adult learning delivery capabilities include traditional classroom, structured on-the-job training (OJT), just in time methods, electronic performance support systems (EPSS), and the full spectrum of e-Learning technologies. In addition, with over thirty years of training, applied engineering and management experience in helping clients improve performance, increase efficiency and reduce risk, General Physics is called upon to help its clients meet global competitive challenges, especially when that challenge requires significant capital investment in plants and facilities and presents a potential risk to the workplace and the environment. Included are e-Learning services, which function as a single-source e-learning solution provider through its integration services, the development and provisioning of proprietary content and the aggregation and distribution of third party content.

         A representative list of General Physics' customers falling within this segment and allowing disclosure includes: General Motors Corporation, Ford Motor Company, Lockheed Martin, USX, Ameristeel Corporation, Nalco Chemical Co., Anheuser-Busch, Pepsi-Cola, CN Rail, SBC Communications, Applied Materials, the U.S. Postal Service, Royal Mail Consignia, the U.S. Army, Navy and Air Force, Merck & Co., ExxonMobil, Omnitrans, Pharmacia-Upjohn, General Electric, Pennsylvania Power & Light, Consolidated Edison, Commonwealth Edison, Fluor Daniel and New Brunswick Power.

Information Technology

         The Information Technology Segment provides information technology (IT) training programs and solutions, including Enterprise Solution and comprehensive career training and transition programs. Specific services include software applications training, change management, and courseware development. This segment has operations in the United States and Canada. A representative list of customers includes: Pfizer, Eli Lilly and Company, Department of Defense, Anheuser-Busch, Fluor Daniel, CN Rail, Accu-Sort Systems, Inc., and Computer Sciences Corporation. As a result of the continued operating losses incurred by the IT Segment in 1999 and 2000, General Physics closed its open enrollment IT business in the UK and Canada during the third quarter of 2000. Subsequent to these changes, the IT business returned to profitability in 2001, but experienced declining revenue as a result of the downturn of the economy that continued in 2002 resulting in inconsistent quarterly profitability. However, as a result of recent contract awards, the Company believes that the operating results of the IT Segment should return to profitability in 2003.

International

         General Physics conducts its business outside the United States and Canada primarily through its wholly-owned subsidiaries General Physics (UK) Ltd., General Physics Corporation Mexico, S.A. de C.V., General Physics (Malaysia) Sdn Bhd and GP Strategies do Brasil Ltda. Through these companies, General Physics is capable of providing substantially the same services and products as are available to clients in the United States, although modified as appropriate to address the language, business practices and cultural factors unique to each client and country. In combination with its subsidiaries, General Physics is able to coordinate the delivery to multi-national clients of services and products that achieve consistency on a global, enterprise-wide basis.

General Physics Products and Services

Training. Each of General Physics' segments provides training services and products to support existing, as well as the launch of new plants, products, equipment, technologies and processes. The range of services includes fundamental analysis of a client's training needs, curriculum design, instructional material development (in hard copy, electronic/software or other format), information technology service support, and delivery of training using an instructor-led, on-the-job, computer-based, web-based, video-based or other technology-based method. General Physics focuses on developing long-term relationships with its customers. It builds these relationships by gaining a thorough understanding of a customer's competitive strategies and business objectives and analyzing their human performance and learning resource management solutions. General Physics then works with its customers in implementing the recommended solutions, moving the organization toward achieving business objectives and improving competitive advantage. General Physics has available an existing curriculum of business and technical courses and also is involved in the management of the training business operations at several of its customers. Training products include instructor and student training manuals, instructional material on CD-ROM and PC-based simulators. Training services include the following:

o General Physics has contracts to provide Learning Resource Management services, including training administration, development and delivery, to multinational companies headquartered in the United States and Canada.
o General Physics provides management and training services to Ford Motor Company's North American Training and Development Organization.
o General Physics operates the United States Army's chemical weapons demilitarization program training center in Edgewood, Maryland for personnel who operate and maintain demilitarization plants in the United States.
o In support of the Clara Barton Center(TM) for Domestic Preparedness at Pine Bluff Arsenal, Pine Bluff, Arkansas, General Physics developed a curriculum of courses dealing with issues that the Red Cross will encounter in their support of a disaster involving weapons of mass destruction, as well as staffing and operating the Clara Barton Center(TM) since it became operational in mid-2001.
o Through its iLearning Portal, General Physics offers a web-based curriculum of training courses to hundreds of power plants worldwide, along with web-based training administration.

Consulting. Consulting services are available from General Physics and include not only training-related consulting services, but also more traditional business management, engineering and other disciplines. General Physics is able to provide high-level lean enterprise consulting services, as well as training in the concept, methods and application of lean enterprise and other quality practices, organizational development and change management. General Physics also provides engineering consulting services to support regulatory and environmental compliance, modification of facilities and processes, reliability-centered maintenance practices, and plant start-up activities. Consulting products include copyrighted training and reference materials. Consulting projects have included:

o Assisting a medical device manufacturer to reduce raw-material-to-shipment manufacturing time from 32 days to 2 days.
o Reducing the delay between receipt of customer request to order confirmation from 21 days to 1 day for a metals industry manufacturer.
o Streamlining procedures, developing work standards and creating an implementation process to consolidate 105 separate customer support centers into 1 for a national telecommunications company, saving $15 million of implementation cost.
o Evaluating training administration processes and making recommendations for improved efficiencies and cost-savings for a global pharmaceutical company.

Technical Support and Engineering. General Physics is staffed and equipped to provide engineering and technical support services and products to clients. Technical support services include procedure writing and configuration control for capital intensive facilities, plant start-up assistance, logistics support (e.g., inventory management and control), implementation and engineering assistance for facility or process modifications, facility management for high technology training environments, staff augmentation, and help-desk support for standard and customized client desktop applications. Technical support products include EtaPro(TM) and PDMS(TM) General Physics software applications. General Physics has provided:

o Engineering and construction management services to support the construction or modification of liquefied natural gas (LNG) and compressed natural gas (CNG) refueling stations.
o Help-desk support for standard and proprietary desktop software applications.
o Design, analysis, inspection and test services for rocket engine systems and equipment.
o Its proprietary EtaPro(TM) software tool to enable electric power producers to monitor and improve the performance of power generating equipment.

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

         The following table illustrates the percentage of total revenue of General Physics attributable to each type of contract for the year ended December 31, 2002:

         Fixed-Price...............................67%
         Time and Materials........................19
         Cost-Reimbursable.........................14
                                                   --
              Total Revenue.......................100%
                                                  ====

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

Personnel

         General Physics' principal resource is its personnel. General Physics' future success depends to a significant degree upon its ability to continue to attract, retain and integrate into its operations instructors, technical personnel and consultants who possess the skills and experience required to meet the needs of its clients. In order to initiate and develop client relationships and execute its growth strategy, General Physics also must retain and continue to hire qualified salespeople. As of December 31, 2002, General Physics employed 1,343 employees and over 200 adjunct instructors.

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

         As of December 31, 2002, none of General Physics' employees was represented by a labor union. However, SkillRight, Inc., a wholly-owned subsidiary of General Physics, in 2003 recognized the United Auto Workers union as the representative of a portion of its workforce. General Physics generally has not entered into employment agreements with its employees, but has entered into employment agreements with certain executive officers and other employees. General Physics believes its relations with its employees are good.

Marketing

         General Physics has approximately 41 employees dedicated primarily to marketing its services and products through Business Development initiatives at both the Group and Business Unit levels. Group level marketing is directed at long-term strategic business development with specific customers and with multinational businesses. General Physics markets its services to existing customers primarily through its technical personnel who have regular direct client contact, sales personnel and by using senior management to aid in the planning of marketing strategies and evaluating current and long-term marketing opportunities and business directions. General Physics uses attendance at trade shows, presentations of technical papers at industry and trade association conferences, press releases, public courses and workshops given by General Physics personnel to serve an important marketing function. General Physics also does selective advertising and sends a variety of sales literature, including a catalog of course listings, to current and prospective clients whose names are maintained in a computerized database that is updated periodically.

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

Backlog

         General Physics' backlog for services under signed contracts and subcontracts as of December 31, 2002 was approximately $72,500,000, compared to $90,637,000 as of December 31, 2001.

         General Physics anticipates that most of its backlog as of December 31, 2002 will be recognized as revenue during fiscal year 2003, however, the rate at which services are performed under certain contracts, and thus the rate at which backlog will be recognized, is at the discretion of the client, and most contracts are, as mentioned above, subject to termination by the client upon written notice.

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

Properties

         General Physics' principal executive offices are located at 6095 Marshalee Drive, Suite 300, Elkridge, Maryland 21075, and its telephone number is (410) 379-3600. General Physics leases approximately 27,300 square feet of an office building at that address, and approximately 283,000 square feet of office space at other locations in the United States, Canada, the United Kingdom, Mexico, Brazil and Malaysia. General Physics has 47 offices worldwide. Various locations in the United States and the United Kingdom contain classrooms or other specialized space to support General Physics' instructor-led and distance-learning training programs. General Physics believes that its facilities are adequate to carry on its business as currently conducted.

Optical Plastics

         MXL is a specialist in the manufacture of polycarbonate parts requiring strict adherence to optical quality specifications, and in the application of abrasion and fog resistant coatings to those parts at its Lancaster, Pa. facility. Polycarbon is the most impact resistant plastic utilized in optical quality molded parts. Products include shields, face masks and non-optical plastic products. Additionally, at its Woodland Mold and Tool Division, located in the Chicago area, MXL has the capability to design and construct injection molds for a variety of applications (optical and non-optical) and to mold, decorate, assemble and ship a wide range of products from start to finish.

         As the market for optical injection molding, tooling and coating is focused, MXL believes that the principal strengths of its business are its state-of-the-art injection molding equipment, advanced production technology, high quality standards, and on time deliveries. MXL believes that the combination of its proprietary "Anti-Fog" coating, precise processing of the "Anti-Scratch" coatings, and precise molding and proprietary grinding and polishing methods for its injection tools will provide it with the opportunity to expand into related products. MXL's sales and marketing effort concentrates on industry trade shows. In addition, MXL employs one marketing and sales executive and one sales engineer.

         MXL uses only polycarbonate resin to manufacture shields, face masks and lenses for over 50 clients in the safety, recreation and military industries. For its manufacturing work as a subcontractor in the military industry, MXL is required to comply with various federal regulations including Military Specifications and Federal Acquisition Regulations for military end use applications. At its Lancaster, Pa. facility, molding machines are housed in a climate controlled clean environment designed and built by MXL.

         MXL's largest three customers accounted for approximately 44% of MXL's total sales in 2002 and MXL's largest customer comprised approximately 23% of this segment's sales.

         Additional information about MXL may be found at http://www.mxl-industries.com/

Investments

         Over the last several years, the Company has taken significant steps to focus primarily on becoming a global workforce development company and has divested many of its non-core assets. However, the Company still has investments in the common stock of a private and certain publicly traded corporations and also owns certain real estate (see Note 3).

         Hydro Med Sciences, Inc. ("HMS") is a specialty pharmaceutical company engaged in the development and commercialization of prescription pharmaceuticals principally utilizing HMS' patented Hydron drug delivery technology.

         Prior to June 2000, HMS operated as a division of the Company, however, in connection with an offering of the Company's 6% Convertible Subordinated Exchangeable Notes due 2003, (the "HMS Notes"), HMS was incorporated as a separate company and became a wholly-owned subsidiary of the Company. The HMS Notes, at the option of the holders, may be exchanged for 19.9% of the outstanding common stock of HMS on a fully diluted basis or into shares of the Company's common stock.

         On December 27, 2001 HMS completed a $7 million private placement of HMS Series A Convertible Preferred Stock (the "Preferred Stock") to certain institutional investors. The Company currently owns 100% of HMS's common stock but no longer has financial and operating control of HMS. As a condition of the private placement, the Company contractually gave up operating control over HMS through an Investors Rights Agreement. Therefore, through December 27, 2001, the operating results of HMS were consolidated within the Consolidated Statements of Operations. However, subsequent to that date, the Company accounts for its investment in HMS under the equity method. Due to HMS's operating losses during 2002, the Company's investment in HMS as of December 31, 2002 was written down to zero.

         The Preferred Stock is convertible at any time at the option of holder into approximately 41% of HMS's common stock and participates in dividends with HMS common stock on an as converted basis. Certain of the Preferred Stock holders hold the HMS Notes which may be exchanged for 19.9% of the outstanding common stock of HMS common stock on a fully diluted basis. If such holders exercise the exchange right and the Preferred Stock is converted to common stock of HMS, the Company's ownership of HMS would then be reduced to approximately 47% (see Note 3).

         Millennium Cell Inc. ("Millennium") is a development-stage company that has created a proprietary technology to safely generate and store hydrogen or electricity from environmentally friendly raw materials. The Company owns approximately 8% of the outstanding common stock of Millennium as of December 31, 2002, with a market value of $5,552,000.

         GSE Systems, Inc. ("GSES") provides simulation solutions and services to the nuclear and fossil electric utility industry, as well as process industries such as the chemical and petrochemical industries. At December 31, 2002, the Company's investment in GSES was approximately $1,794,000 and the Company owned approximately 19.5% of the outstanding shares of common stock of GSES. Additionally, pursuant to the extension of the Company's guarantee of GSES debt in March 2003, the Company received an additional 150,000 shares of GSES common stock.

         Although the Company owns approximately 19.5% of the common stock of GSES as of December 31, 2002, the Company has accounted for its investment in GSES using the equity method of accounting based upon management's conclusion that the Company has significant influence with respect to the operations of GSES.

         Five Star Products, Inc. ("FSP") is engaged in the wholesale distribution of home decorating, hardware and finishing products. At December 31, 2002, the Company's investment in FSP was approximately $6,317,000, including the $4,500,000 Five Star Note described below.

         The Company currently owns approximately 47.3% of the outstanding common stock of FSP and would own approximately 50% if certain stock options beneficially owned by the Company's officers were exercised. As of December 31, 2002, three officers of the Company served on the board of FSP (out of a total of seven directors), one of whom resigned effective March 27, 2003. However, effective August 1998, the Company entered into a Voting Agreement which limits its operating and financial control of FSP. Pursuant to an amendment of such agreement, the Company agreed that until June 30, 2004, it would vote its shares of common stock of FSP (i) such that not more than 50% of FSP's directors will be officers or directors of the Company and (ii) in the same manner and in the same proportion as the remaining stockholders of FSP vote on all matters presented to a vote of stockholders, other than the election of directors. Therefore, the Company accounts for its investment in FSP under the equity method.

         FSP is currently indebted to the Company in the amount of $4,500,000 pursuant to an 8% senior unsecured note due September 30, 2004, as amended (the "Five Star Note"). On August 2, 2002, the Company converted $500,000 of the original $5,000,000 Five Star Note into 2,272,727 shares of common stock of FSP at a price of $.22 per share, which was at a premium to the open market value of $0.17 at the time. As a result of this transaction, the Company's ownership of FSP increased to approximately 47.3% from approximately 37%. All other terms of the Five Star Note remain unchanged. The Five Star Note also provides that the Company can receive quarterly payments of principal from FSP, if FSP achieves certain financial performance benchmarks.

Employees

         At December 31, 2002, the Company and its subsidiaries employed 1,427 persons, including 11 in the Company's headquarters, 1,343 at General Physics and 73 at MXL. The Company considers its employee relations to be good.

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

         The Company leases approximately 10,000 square feet of space for its White Plains, New York principal executive offices. General Physics leases approximately 27,300 square feet for an office building in Elkridge, Maryland and approximately 283,000 square feet of office space at various other locations throughout the United States, Canada, the United Kingdom, Mexico, Brazil and Malaysia.

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

         The complaint, which is pending in the New York State Supreme Court, alleges that the defendants created a doctored budget to conceal the poor performance of the United Kingdom operation of Learning Technologies. The complaint also alleges that the defendants represented that Learning Technologies would continue to receive business from Systemhouse even though the defendants knew that the sale of Systemhouse to EDS was imminent and that such business would cease after such sale. In February 2001, the defendants filed answers denying liability. No counterclaims against the plaintiffs have been asserted. Although discovery had not yet been completed, defendants made a motion for summary judgment, which was submitted in April 2002. The motion was denied by the court due to the MCI bankruptcy (described below), but with leave granted to the other defendants to renew.

         One of the defendants, MCI, filed for bankruptcy protection in July 2002. As a result, the action is stayed as to MCI. The Company and General Physics both filed timely Proofs of Claim in the United States Bankruptcy Court against MCI and WorldCom, Inc., et al. The other defendants made an application to the Court to stay the action until a later-commenced arbitration, alleging breach of the acquisition agreement, is concluded. The motion, which the Company has opposed, is under judicial consideration.

         The parties have engaged in non-binding mediation. At the latest mediation conference, EDS stated that it did not intend to file a motion for summary judgment following the close of discovery on February 28, 2003, and intended to try the case if a settlement was not reached. On March 14, 2003, the Company filed a Note of Issue which places the case on the trial calendar.

         The Company is not a party to any legal proceeding, the outcome of which is believed by management to have a reasonable likelihood of having a material adverse effect upon the financial condition of the Company.

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

         Quarter                        High                            Low

2002     First                          $4.00                         $3.23
         Second                          5.75                          3.50
         Third                           5.04                          4.20
         Fourth                          5.10                          3.60


         Quarter                        High                            Low

2001     First                          $5.00                         $3.50
         Second                          5.39                          3.20
         Third                           5.14                          3.05
         Fourth                          4.10                          2.40

         The number of shareholders of record of the Common Stock as of March 19, 2003 was 1,385 and the closing price of the Common Stock on the New York Stock Exchange on that date was $5.12.


Equity Compensation Plan Information as of December 31, 2002
------------------------------- ---------------------------- ---------------------------- ----------------------------
Plan category                   Number of securities         Weighted-average             Number of securities
                                to be issued upon            exercise price of            remaining available
Non-Qualified                   exercise of                  outstanding options,         for future issuance
  Stock Option Plan             outstanding options,         warrants and rights          under equity
                                warrants and rights                                       compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column
                                                                                          (a)
                                (a)(i)                       (b)(i)                       (c) (ii)
------------------------------- ---------------------------- ---------------------------- ----------------------------
------------------------------- ---------------------------- ---------------------------- ----------------------------
Equity compensation
plans not approved
by security holders             2,612,997                    $6.76                        899,777
------------------------------- ---------------------------- ---------------------------- ----------------------------

(i) Does not include warrants to purchase 300,000 shares of Common Stock issued to a financial consulting firm at an exercise price of $4.60 per share.
(ii) Does not include shares of Common Stock that may be issued to directors of the Company as director's fees.

         For a description of the material terms of the Company's Non-Qualified Stock Option Plan, see Note 11 to the Notes to the Consolidated Financial Statements.

         Directors of the Company who are not employees of the Company or its subsidiaries receive an annual fee of $5,000, payable quarterly, equally in cash and Common Stock of the Company. In addition, the directors receive $1,000 for each meeting of the Board of Directors attended, and generally do not receive any additional compensation for service on the committees of the Board of Directors other than the Audit Committee. Employees of the Company or its subsidiaries do not receive additional compensation for serving as directors.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES
Item 6.                Selected Financial Data


Operating Data                                          (in thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------
Years ended December 31,                            2002             2001              2000              1999             1998
------------------------------------------------------------------------------------------------------------------------------
Sales                                           $152,233         $186,611          $197,467          $224,810         $284,682
Gross margin                                      17,465           22,577            19,789            26,379           41,993
Interest expense                                   2,770            4,733             5,616             4,922            3,896
(Loss) income before taxes                        (6,047)           1,570           (34,265)          (21,293)            (695)
Net loss                                          (5,228)            (945)          (25,392)          (22,205)          (2,061)
-------------------------------------------------------------------------------------------------------------------------------
Loss per share:
Basic                                              (.34)            (.09)            (2.04)            (1.95)            (.19)
Diluted                                            (.34)            (.09)            (2.04)            (1.95)            (.19)
------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data
December 31,                                        2002             2001              2000              1999             1998
------------------------------------------------------------------------------------------------------------------------------
Cash, cash equivalents and trading securities     $1,516         $  1,705          $ 11,317          $  4,068         $  7,548
Short-term borrowings                             22,058           32,338            36,162            40,278           30,723
Working capital (deficit)                            780           (2,750)            1,834              (146)          13,989
Total assets                                     144,905          160,824           212,578           197,118          210,905
Long-term debt                                     6,912            6,863            17,612            18,490           21,559
Stockholders' equity                              92,982           95,943           112,518            99,982          120,335
------------------------------------------------------------------------------------------------------------------------------


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

RESULTS OF OPERATIONS

Overview

The Company's primary operating entity is General Physics, a global workforce development company that improves the effectiveness of organizations by providing training, management consulting, e-Learning solutions and engineering services that are customized to meet the specific needs of clients. Clients include Fortune 500 companies, manufacturing, process and energy companies, and other commercial and governmental customers.

General Physics' operations were resegmented in 2000 to two segments: the Manufacturing & Process Segment and the IT Segment. In addition to General Physics, the Company has a third segment, Optical Plastics (MXL), which manufactures molded and coated optical products. The Company also holds a number of investments in publicly held companies, including Millennium Cell, Inc. ("Millennium"), GSE Systems ("GSES") and Five Star Products ("FSP"), and a private company Hydro Med Sciences ("HMS") and owns certain real estate.

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

The Company currently owns approximately 47.3% of the outstanding common stock of FSP and would own approximately 50% if certain stock options beneficially owned by the Company's officers were exercised. As of December 31, 2002, three officers of the Company served on the board of FSP (out of a total of seven directors), one of whom resigned effective March 27, 2003. However, effective August 1998, the Company entered into a Voting Agreement which limits its operating and financial control of FSP. Pursuant to an amendment of such agreement, the Company agreed that until June 30, 2004, it would vote its shares of common stock of FSP (i) such that not more than 50% of FSP's directors will be officers or directors of the Company and (ii) in the same manner and in the same proportion as the remaining stockholders of FSP vote on all matters presented to a vote of stockholders, other than the election of directors. Therefore, the Company accounts for its investment in FSP under the equity method.

In the third quarter of 2002, the Company announced significant cost reductions to reduce its future operating costs by over $7,000,000 on an annualized basis, primarily as a result of personnel reductions at General Physics which were substantially completed in the third quarter of 2002. In addition, the Company is currently modifying its employee benefit program and considering other measures to reduce expenses. It is anticipated that the full impact of the $7,000,000 of cost reductions will be reflected in 2003.

Furthermore, the Company has continued to reduce its debt outstanding under its revolving credit facility from approximately $49,500,000 at December 31, 2000 to approximately $22,100,000 at December 31, 2002.

In 2002, the Company had a loss before income taxes of $6,047,000 compared to income before income taxes of $1,570,000 in 2001. The decrease in income before income taxes in 2002, as compared to 2001, was primarily due to a reduced gross margin due to lower sales volume, severance and related expenses of $2,214,000, non-cash equity losses of $1,401,000 on HMS and $1,210,000 on GSES, respectively, and lower gains on sales of marketable securities, partially offset by lower interest expense due to reduced debt levels and interest rates. Additionally, effective January 1, 2002, the Company no longer amortizes goodwill in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

In 2002, the Company had a net gain of $2,267,000 on marketable securities, primarily relating to the Company's sale of 1,286,000 shares of Millennium, which were held as available-for-sale. The Company received gross proceeds of $3,833,000 from these sales. In addition, the Company recorded a $1,211,000 credit to compensation expense related to the Company's Millennium Cell Deferred Compensation Plan offered to certain of its employees, which is included as a credit to selling, general and administrative expense (see Note 3), and restructuring charge reversals of $368,000 primarily relating to favorable settlements on certain lease and contractual obligations. These items were offset by equity losses of $2,611,000 of which $1,401,000 related to HMS and $1,210,000 to GSES. The Company recorded charges of approximately $700,000 relating to financial and consulting fees and incurred approximately $800,000 of legal fees relating to the Company's ongoing litigation against MCI Communications, Systemhouse and Electronic Data Systems Corporation, as successor to Systemhouse (see Note 18).

In 2001, the Company had a net gain of $4,294,000 on marketable securities, primarily relating to the Company's sale of 2,081,000 shares of Millennium, 861,000 of which were trading securities and 1,220,000 of which were available for sale. The Company received gross proceeds of $14,624,000 from these sales. In addition, the Company recorded a $2,370,000 credit to compensation expense related to the Company's Millennium Cell Deferred Compensation Plan , which is included as a credit to selling, general and administrative expense (see Note
3). The Company had restructuring charge reversals of $1,174,000 primarily relating to favorable settlements on certain lease and contractual obligations, offset by an operating loss from HMS of approximately $3,400,000 and a $320,000 write-down on investments, of which $200,000 related to FSP. In addition, the Company recorded charges of approximately $1,050,000 relating to financial consulting services (of which $750,000 is a non-cash stock based award) and $400,000 relating to a potential new credit agreement which was not consummated. The Company also incurred in excess of $500,000 relating to legal fees relating to the Company's litigation against MCI Communications Corporation, Systemhouse and Electronic Data System Corporation, as successor to Systemhouse (see Note
18).


Sales

Years ended December 31, (in thousands)          2002             2001              2000
------------------------------------------------------------------------------------------
Manufacturing & Process                       134,255         $164,361           161,859
Information Technology                          7,982           11,061            24,593
Optical Plastics                                9,996           11,184            10,998
HMS                                                                  5                17
----------------------------------------------------------------------------------------
                                             $152,233         $186,611           197,467
----------------------------------------------------------------------------------------

The decreased sales of $30,106,000 by the Manufacturing & Process Segment in 2002 were primarily attributable to a reduction in sales from the automotive and e-Learning divisions, as well as from advanced manufacturing clients and reduced sales from a contract with Westinghouse Savannah River. The decrease in sales of $3,079,000 in the IT Segment in 2002 was primarily due to the continued downturn in the economy.

The increased sales of $2,502,000 achieved by the Manufacturing & Process Segment in 2001 compared to 2000 was the result of increased sales in the government sector, offset by decreased sales in the automotive, telecommunications and advanced manufacturing sectors. These decreases were due to the continued downturn in the economy compounded by the effects of the events of September 11, 2001. The decrease in sales of $13,532,000 in the IT Segment in 2001 was primarily the result of the shut-down of the open enrollment IT business in the third quarter of 2000.

In 2002, the Optical Plastics Segment (MXL) sales decreased by 11% primarily as a result of the effects of the continued downturn in the economy. In 2002, MXL's major customer comprised 23% of the segment's net sales and in 2001, MXL's major customer comprised 27% of the segment's net sales.


Gross margin

Years ended December 31, (in thousands)              2002                   2001               2000
-----------------------------------------------------------------------------------------------------------
                                                        %                        %                      %
                                                       ---                      ---                    ---
Manufacturing & Process                 $15,158       11.3        $18,551      11.3     $22,277       13.8
Information Technology                      208        2.6          1,781     16.1       (4,645)         -
                                      ---------      -----        -------    ------     -------      -----

General Physics                          15,366       10.8         20,332      11.6      17,632        9.5
                                        -------                    ------                ------

Optical Plastics                          2,099       21.0          2,816      25.2       2,888       26.3
HMS                                                                  (571)        -        (731)         -
----------------------------------------------------------------------------------------------------------
                                        $17,465       11.5        $22,577      12.1     $19,789       10.0
----------------------------------------------------------------------------------------------------------


General Physics total gross margin decreased from $20,332,000 to $15,366,000 from 2001 to 2002. This decrease occurred within both segments of General Physics as a result of decreased sales in 2002 compared to 2001.

The gross margin of $15,158,000 by the Manufacturing & Process Segment in 2002, decreased by $3,393,000 when compared to 2001. This decrease was due to the continued downturn in the economy as well as a reduction in higher value-added services primarily provided to customers in the automotive division and advanced manufacturing clients. However, the gross margin percentage for the Manufacturing & Process Segment remained unchanged as a result of the Company's efforts to monitor and control costs.

The gross margin of $18,551,000 by the Manufacturing & Process Segment in 2001 decreased both in terms of dollars and percent of sales as compared to 2000. This decrease was due to the continued downturn in the higher margin automotive and advanced manufacturing sectors. This decrease was offset by an increase in revenues for the lower margin government sectors. In addition, there was increased investment in the e-Learning business and increased expenses due to staff reduction in the third and fourth quarters due to the events of September 11, 2001 and the continued downturn in the economy.

The decrease in the IT Segment gross margin in 2002 compared to 2001 was the result of the continued downturn in the economy. The reduction in the gross profit percentage in 2002 was due to the inability to reduce certain overhead costs in proportion to the decline in sales. The increase in the IT Segment gross margin in 2001 was due to the Company's renewed focus on its contract IT operations.

Selling, general, and administrative expenses

The decrease in SG&A of $508,000 in 2002 as compared to 2001 was primarily attributable to a reduction in SG&A expenses of HMS of $2,841,000 due to the deconsolidation of HMS at December 27, 2001 and goodwill and other intangible asset amortization expense of $1,410,000, which is not recorded in the current year in accordance with SFAS 142, Goodwill and Other Intangible Assets. This decrease was offset by severance and related expenses of $2,214,000, and a decrease in the non-cash credit to compensation expense of $1,159,000 relating to the Company's Millennium Cell Deferred Compensation Plan due to fluctuations in the share price of Millennium.

The decrease in SG&A of $4,050,000 in 2001 as compared to 2000 was primarily attributable to a deferred compensation credit of $2,370,000 in 2001 as opposed to a charge of $3,809,000 in 2000 due to fluctuations in the share price of Millennium. However, this decrease was partially offset by increased SG&A expenses at HMS as a result of increased costs incurred by HMS for phase III clinical trials of its prostate cancer product.

Interest expense

Interest expense was $2,770,000 in 2002, $4,733,000 in 2001 and $5,616,000 in
2000. The reduction in interest expense in 2002 and 2001 was attributable to both a decrease in the Company's outstanding indebtedness and a reduction in variable interest rates.

Investment and other income (loss), loss on investments, and gains on marketable securities, net,

  Years ended December 31, (in thousands)        2002        2001         2000
  ----------------------------------------------------------------------------
    Investment and other income, (loss)       $(1,814)      $  496     $(1,306)
    Loss on investments                          (153)        (320)     (3,400)
    Gains on marketable securities, net         2,267        4,294      10,111
  -----------------------------------------------------------------------------

The investment and other income (loss) for 2002 was related to the Company's equity losses on GSES of $1,210,000 and HMS of $1,401,000 offset by equity income on FSP of $162,000, $584,000 of interest income on loans receivable and $51,000 from other income. The investment and other income (loss) for 2001 was primarily related to $701,000 of interest income on loans receivable offset by a loss of $205,000 from equity investments and other miscellaneous losses. The investment and other income (loss) for 2000 was due to equity losses of $2,216,000 relating to the Company's equity investments offset by $910,000 of interest income on loans receivable.

The loss on investments for 2002 was due to the write off of an investment. The loss on investments for 2001 and 2000 was due to write downs of $320,000 and $3,400,000, respectively, based upon the Company's impairment assessment in the carrying value of the Company's equity investments.

The gains on marketable securities, net in 2002, 2001, and 2000 was primarily due to the Company's disposal of securities of Millennium.

Income taxes

Income tax benefit (expense) for 2002, 2001 and 2000 was $819,000, $(2,515,000)
and $8,873,000, respectively.

For the year ended December 31, 2002, the current income tax provision represents state taxes of $370,000, and foreign taxes of $361,000. The deferred income tax benefit of $1,550,000 primarily represents a benefit relating to the Company's federal net operating losses.

For the year ended December 31, 2001, the current income tax provision of $723,000 represents state taxes of $537,000, and foreign taxes of $186,000. The deferred income tax expense of $1,792,000 represents future estimated federal and state taxes.

The Company had an effective tax rate of 14% for the year ended December 31, 2002. This rate was primarily due to certain nondeductible items, net losses from foreign operations for which no tax benefit has been provided, and the tax treatment for financial statement purposes of the sale by the Company in 2002 of certain shares of available-for-sale securities accounted for pursuant to SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities."

The Company had an effective tax rate of 160% for the year ended December 31, 2001. This rate was primarily due to the tax treatment for financial statement purposes of the sale by the Company in 2001 of certain shares of available-for-sale securities accounted for pursuant to SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities."

At December 31, 2002, the Company had a net deferred tax asset of $10,846,000, which management believes will more likely than not be realized.

Liquidity and capital resources

At December 31, 2002, the Company had cash and cash equivalents totaling $1,516,000.
The Company believes that cash generated from operations, borrowing availability under its credit agreement and cash generated from its sale of marketable securities will be sufficient to fund the working capital and other needs of the Company. The Company entered into an amended three-year $40 million Revolving Credit Facility in December 2001 with a syndicate of three banks (the "Amended Agreement"). The commitment under the facility was reduced to $35 million as a result of asset sales by the Company, but the Amended Agreement provides that the commitment can not be reduced below $35 million as a result of any additional asset sales.

The Company was not in compliance with certain financial covenants of its Amended Agreement for the year ended December 31, 2002. The Company entered into a First Amendment and Limited Waiver to the Amended Agreement with various banks as of March 31, 2003 (the "First Amendment"). The First Amendment provided for a waiver of certain financial covenants in the Amended Agreement and provided certain revised financial covenants for periods beginning after December 31, 2002. The First Amendment further reduced the commitment under the Amended Agreement to $30 million from $35 million and limited the availability of borrowings under the revolving loan commitment to $27 million for the period commencing March 31, 2003 through May 31, 2003 (the "First Test Period") and $26 million for the period commencing on June 1, 2003 and ending on delivery of the Company's compliance certificate for the quarter ending September 30, 2003 (the "Second Test Period"; and together with the First Test Period, the "Test Periods"). The Company does not anticipate needing to borrow in excess of $27 million or $26 million, respectively during the Test Periods. The First Amendment provides that the available revolving commitment amount may be increased to $30 million after the Second Test Period, provided that no default or event of default has occurred and is continuing under the Amended Agreement, as amended by the First Amendment. The First Amendment also added a new financial covenant with respect to minimum consolidated EBITDA effective March 31, 2003. The Company is currently negotiating with certain other lenders with respect to obtaining a new facility for its future financing requirements. At March 31, 2003, there is approximately $4,600,000, available under the facility, as amended (see Note 5).

The following table summarizes long term debt, capital lease commitments and operating lease commitments as of December 31, 2002 (in thousands):


                                             Balance at                           Payments Due In
                                        December 31 2002          2003     2004-05      2006-07      after 2007
                                        ----------------          ----     -------      -------      ----------

Long term debt                            $  6,082              $3,088     $   670       $1,319       $1,005
Capital lease commitments                      830                 522         306            2          -
Operating lease commitments                 12,959               3,620       3,742        1,953        3,644
                                            ------               -----       -----        -----        -----
Total                                      $19,871              $7,230      $4,718       $3,274       $4,649
                                           =======              ======      ======       ======       ======



On March 23, 2000, the Company agreed to guarantee up to $1,800,000 of GSES's debt pursuant to GSES's credit facility. In consideration for such guarantee, the Company received warrants to purchase 150,000 shares of GSES common stock at an exercise price of $2.38 per share, which expire on August 17, 2003. GSES's credit facility, originally scheduled to expire on March 23, 2003, was extended until March 31, 2004. As part of such extension, the Company was required to extend its $1,800,000 limited guarantee. In consideration for the extension of the guarantee, the Company received 150,000 shares of GSES common stock (see
Note 17).

The Company has guaranteed the leases for FSP's New Jersey and Connecticut warehouses, totaling approximately $1,589,000 per year through the first quarter of 2007, and an aggregate of $455,000 for certain equipment leases through April 2004. The Company's guarantee of such leases was in effect when FSP was a wholly-owned subsidiary of the Company. In 1998, the Company sold substantially all of the operating assets of Five Star Group to the predecessor company of FSP. As part of this transaction, the landlord of the New Jersey and Connecticut facilities and the lessor of the equipment did not consent to the release of the Company's guarantee (see Note 17).

The following table summarizes the estimated expiration of financial guarantees outstanding as of December 31, 2002 (in thousands):


                                               Estimated Expiration Per Period

                              Total         2003         2004         2005     Thereafter
                              -----         ----         ----         ----     ----------
GSES debt                     $1,800     $    -           $1,800   $   -          $   -
FSP warehouse leases           6,753          1,589        1,589        1,589       1,986
FSP equipment leases             455            339          116       -              -
                              ------        -------   ----------  -----------    --------
Total                         $9,008         $1,928       $3,505       $1,589     $ 1,986
                              ======         ======       ======       ======     ======


The Company does not have any off-balance sheet financing, other than operating leases entered into in the normal course of business and disclosed above. The Company also does not use leveraged derivatives or derivatives for trading purposes.

For the year ended December 31, 2002, the Company's working capital increased by $3,530,000 to net working capital of $780,000. The working capital increase was primarily due to decreases in short-term borrowings of $10,280,000, billings in excess of costs and estimated earnings of $3,167,000, accounts and other receivables of $3,294,000, and costs and estimated earnings in excess of billings of $2,610,000, partially offset by increases in current maturities of long term debt of $2,973,000 and accounts payable and accrued expenses of $463,000. In addition, of the remaining restructuring charges of $1,141,000, $221,000 is currently due. In connection with the reserves established for the restructuring charges, $1,217,000 has been utilized and $368,000 has been reversed during the year ended December 31, 2002 (see Note 15).

The decrease in cash and cash equivalents of $189,000 for the year ended December 31, 2002 resulted from cash used in financing activities of $1,849,000 offset by cash provided by operations of $829,000 and cash provided by investing activities of $903,000. Net cash provided by investing activities of $903,000 includes the proceeds from the sale of marketable securities of $3,833,000 offset by $1,916,000 of additions to property, plant and equipment, $1,503,000 of additions to intangible assets, and a $489,000 decrease to investments and other assets. Net cash used in financing activities consisted primarily of repayments of short-term borrowings, offset by net proceeds from sales of Common and Class B common stock.

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

Certain of our accounting policies require higher degrees of judgment than others in their application. These include contract revenue and cost recognition, valuation of accounts receivables, accounting for investments, impairment of long-lived and intangible assets and income tax recognition of deferred tax items which are summarized below. In addition, Note 1 to the Consolidated Financial Statements includes further discussion of our significant accounting policies.

Contract revenue and cost recognition.

The Company provides services under time-and-materials, cost-plus-fixed fee and fixed-price contracts. Each contract has different terms based on the scope, deliverables and complexity of the engagement, requiring the Company to make judgments and estimates about recognizing revenue. In general, revenue is recognized on these arrangements as the services are performed. Under time-and-material contracts, as well as certain cost-plus-fixed fee and certain fixed-price contracts, the contractual billing schedules are based on the specified level of resources the Company is obligated to provide. As a result, on those "level of effort" contracts, the contractual billing amount for a given period acts as a measure of performance and, therefore, revenue is recognized in that amount.

For other fixed price contracts, the contractual billing schedules are not based on the specified level of resources the Company is obligated to provide. These arrangements typically do not have milestones or other reliable measures of performance. As a result, revenue on these arrangements is recognized using the percentage-of-completion method based on the relationship of costs incurred to total estimated costs expected to be incurred over the term of the contract. The Company believes this methodology provides a reasonable measure of performance on these arrangements since performance primarily involves personnel costs and the customer is required to pay the Company for the proportionate amount of work and cost incurred in the event of contract termination. Revenue for unpriced change orders is not recognized until the customer agrees with the changes. Costs and estimated earnings in excess of billings on uncompleted contracts are recorded as a current asset. Billings in excess of costs and estimated earnings on uncompleted contracts are recorded as a current liability. Generally contracts provide for the billing of costs incurred and estimated earnings on a monthly basis.

Risks relating to service delivery, usage, productivity and other factors are considered when making estimates of total contract cost, contract profitability, and progress towards completion. If sufficient risk exists, a reduced-profit methodology is applied to a specific client contract's percentage-of-completion model whereby the amount of revenue recognized is limited to the amount of costs incurred until such time as the risks have been partially or wholly mitigated through performance. The Company's estimates of total contract cost and contract profitability change periodically in the normal course of business, occasionally due to modifications of contractual arrangements. In addition, the implementation of cost saving initiatives and achievement of productivity gains generally results in a reduction of estimated total contract expenses on affected client contracts. Such changes in estimate are recognized in the period the changes are determined. For all client contracts, provisions for estimated losses on individual contracts are made in the period in which the loss first becomes apparent.

As part of the Company's on-going operations to provide services to its customers, incidental expenses, which are commonly referred to as "out-of-pocket" expenses, are billed to customers. Out-of-pocket expenses include expenses such as airfare, mileage, hotel stays, out-of-town meals, and telecommunication charges. The Company's policy provides for these expenses to be recorded as both revenue and direct cost of services in accordance with the provisions of EITF 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred."

Valuation of accounts receivables

Provisions for allowance for doubtful accounts are made based on historical loss experience adjusted for specific credit risks. Measurement of such losses requires consideration of the Company's historical loss experience, judgments about customer credit risk, and the need to adjust for current economic conditions. The allowance for doubtful accounts as a percentage of total gross trade receivables was 3.2% and 1.8% at December 31, 2002 and 2001, respectively.

Impairment of long-lived tangible and intangible assets

Impairment of long-lived tangible and intangible assets with finite lives result in a charge to operations whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived tangible assets to be held and used is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by determining the amount by which the carrying amount of the assets exceeds the fair value of the asset.

The measurement of the future net cash flows to be generated is subject to management's reasonable expectations with respect to the Company's future operations and future economic conditions which may affect those cash flows.

In accordance with SFAS No. 142, which the Company adopted in 2002, goodwill is no longer amortized, but instead tested for impairment at least annually. The first step of the goodwill impairment test is a comparison of the fair value of each reporting unit to its carrying value. The Company conducted a transitional goodwill impairment test upon adoption of SFAS No. 142 as of January 1, 2002, and its annual goodwill impairment test as of December 31, 2002. The goodwill impairment test requires the Company to identify its reporting units and obtain estimates of the fair values of those units as of the testing date. The Company estimates the fair values of its reporting units using discounted cash flow valuation models. The Company estimates these amounts by evaluating historical trends, current budgets, operating plans and industry data. The estimated fair value of each reporting unit exceeded its respective carrying value in both tests conducted in 2002 indicating the underlying goodwill of each unit was not impaired at the respective testing dates. The timing and frequency of our goodwill impairment tests are based on an ongoing assessment of events and circumstances that would more than likely reduce the estimated fair value of a reporting unit below its carrying value. The Company will continue to monitor its goodwill for impairment and conduct formal tests when impairment indicators are present. A decline in the fair value of any reporting units below its carrying value is an indicator that the underlying goodwill of the unit is potentially impaired. This situation would require the second step of the goodwill impairment test to determine whether the unit's goodwill is impaired. The second step of the goodwill impairment test is a comparison of the implied fair value of a reporting unit's goodwill to its carrying value. An impairment loss is required for the amount which the carrying value of a reporting unit's goodwill exceeds its implied fair value. The implied fair value of the reporting unit's goodwill would become the new cost basis of the unit's goodwill.

The following table presents goodwill balances at December 31, 2002 and operating income for the years ended December 31, 2002, 2001 and 2000 for each of our reportable segments (in thousands):


                                             Goodwill at                      Operating Income
                                             December 31,             For the Years Ended December 31
                                                                     --------------------------------
                                                 2002                   2002             2001           2000
                                               --------              --------          ------         -------
Manufacturing & Process                        $51,020                $1,712         $  8,679         $10,870
Information Technology                           6,269                  (182)           1,596          (7,331)
Optical Plastics                                   202                   429            1,192           1,272
                                              ---------               -------         --------         -------
                                               $57,491                $1,959          $11,467         $ 4,811
                                               =======                ======          =======         =======


Accounting for investments

At December 31, 2002 and 2001, the Company owned approximately 47.3% and 37%, respectively of FSP and accounts for its investment in FSP using the equity method. At December 31, 2002, the Company's investment in FSP was $6,317,000, including a $4,500,000 senior unsecured 8% note. The Company currently owns approximately 47.3% of the outstanding common stock of FSP and would own approximately 50% if certain stock options beneficially owned by the Company's officers were exercised. As of December 31, 2002, three officers of the Company served on the board of FSP (out of a total of seven directors), one of whom resigned effective March 27, 2003. However, effective August 1998, the Company entered into a Voting Agreement which limits its operating and financial control of FSP. Pursuant to an amendment of such agreement, the Company agreed that until June 30, 2004, it would vote its shares of common stock of FSP (i) such that not more than 50% of FSP's directors will be officers or directors of the Company and (ii) in the same manner and in the same proportion as the remaining stockholders of FSP vote on all matters presented to a vote of stockholders, other than the election of directors. Therefore, the Company accounts for its investment in FSP under the equity method.


At December 31, 2002 and 2001, the Company owned approximately 19.5% and 20.2%, respectively, of GSES with a carrying value of $1,794,000 and $3,004,000, respectively, and accounts for its investment in GSES using the equity method. Although the Company owns approximately 19.5% of the common stock of GSES as of December 31, 2002, the Company has accounted for its investment in GSES using the equity method of accounting based upon management's conclusion that the Company has significant influence with respect to the operations of GSES.

The Company currently owns 100% of HMS's common stock but no longer has financial and operating control of HMS. As a condition of a private placement of preferred stock in December 2001, the Company contractually gave up operating control over HMS through an Investors Rights Agreement. Therefore, through December 27, 2001, the operating results of HMS were consolidated within the Consolidated Statements of Operations. However, subsequent to that date the Company accounts for its investment in HMS under the equity method. Due to HMS's operating losses during 2002, the Company's investment in HMS as of December 31, 2002 was written down to zero.

Income tax recognition

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered. In assessing the realizability of the deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon these factors, management believes it is more likely than not that the Company will realize the benefits of deferred tax assets, net of the valuation allowance. The valuation allowance primarily relates to foreign net operating loss carryforwards for which the Company does not believe the benefits will be realized.

Restructuring reserves

The Company adopted restructuring plans, primarily related to its open enrollment IT business, in 2000 and 1999. In order to identify and calculate the associated costs to exit this business, management made assumptions regarding estimates of future liabilities for operating leases and other contractual obligations, severance costs and the net realizable value of assets. Management believes its estimates, which are reviewed quarterly, to be reasonable and considers its knowledge of the industry, its previous experience in exiting activities and valuations from independent third parties if necessary, in calculation of such estimates.

Recent accounting pronouncements

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. This statement is effective for the Company in fiscal 2003. The Company has evaluated SFAS No. 143 and does not anticipate that the impact of the new pronouncement would have a material impact on the Company's consolidated financial statements.

During April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). Among other items, SFAS No. 145 updates and clarifies existing accounting pronouncements related to reporting gains and losses from the extinguishment of debt and certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS No. 145 are generally effective for fiscal years beginning after May 15, 2002, with earlier adoption of certain provisions encouraged. The application of SFAS No. 145 did not have and is not expected to have a material impact o the Company's Consolidated Financial Statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company is required to adopt the provisions of SFAS No. 146 for exit or disposal activities, if any, initiated after December 31, 2002. Although the Company believes the adoption of SFAS No. 146 will not impact the consolidated financial position or results of operations, it can be expected to impact the timing of liability recognition associated with future exit activities, if any.

SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123" ("SFAS No. 148"), was issued in December 2002 and the transition guidance and annual disclosure provisions are effective for the Company for the quarterly interim periods beginning in 2003. SFAS No. 148 amends SFAS Statement No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation" and provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used. The Company continues to account for stock-based compensation using APB Opinion No. 25 and has not adopted the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. The Company has adopted the disclosure provisions for the current fiscal year and has included this information in Note 1 to the Company's Consolidated Financial Statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). FIN No. 45 elaborates on the disclosures for interim and annual reports regarding obligations under certain guarantees issued by a guarantor. Under FIN No. 45, the guarantor is required to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at the inception of a guarantee. The recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements for FIN No. 45 are effective for interim and annual financial statements issued after December 15, 2002. The Company has evaluated FIN No. 45 and does not anticipate that the impact of the new pronouncement would have a material impact on the Company's Consolidated Financial Statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The provisions of FIN No. 46 are effective immediately for all entities with variable interests in variable interest entities created after December 31, 2002. The provisions of FIN No. 46 are effective for public entities with a variable interest in a variable interest entity created prior to January 1, 2003 no later than the end of the first annual reporting period beginning after June 15, 2003. The Company is in the process of evaluating its interests in certain entities to determine if any such entity will require consolidation under FIN No. 46. If it is determined that the Company should consolidate any such entity, the Company would recognize certain assets and debt on its consolidated balance sheet and a cumulative adjustment for the accounting change in the consolidated statement of operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This Issue provides guidance on when and how to separate elements of an arrangement that may involve the delivery or performance of multiple products, services and rights to use assets into separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The transition provision allows either prospective application or a cumulative effect adjustment upon adoption. The Company is currently evaluating the impact of adopting this guidance.

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

As of December 31, 2002, the Company had approximately $24,120,000 of variable rate borrowings. The Company estimates that for every 1% fluctuation in general interest rates, assuming debt levels at December 31, 2002, interest expense would vary by $241,200.

The Company's net investment in its foreign subsidiaries, including intercompany balances, at December 31, 2002 was approximately $2,639,000, and accordingly, fluctuations in foreign currency do not have a material impact on the Company's financial position.

The Company revenues and profitability are related to general levels of economic activity and employment in the United States and the United Kingdom. As a result, any significant economic downturn or recession in one or both of those countries could harm our business and financial condition. A significant portion of the Company's revenues are derived from Fortune 500 level companies and their international equivalents, which historically have adjusted expenditures for external training during economic downturns. If the economies in which these companies operate weaken in any future period, these companies may not increase or may reduce their expenditures on external training, which could adversely affect the Company's business and financial condition.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                         Page
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENTS OF GP STRATEGIES CORPORATION
AND SUBSIDIARIES:

         Independent Auditors' Report                                     37

         Consolidated Balance Sheets - December 31, 2002
         and 2001                                                         38

         Consolidated Statements of Operations - Years ended
         December 31, 2002, 2001, and 2000                                40

         Consolidated Statements of Changes in Stockholders'
         Equity - Years ended December 31, 2002, 2001, and 2000           41

         Consolidated Statements of Cash Flows - Years ended
         December 31, 2002, 2001, and 2000                                42

         Notes to Consolidated Financial Statements                       44

SUPPLEMENTARY DATA (Unaudited)

         Selected Quarterly Financial Data                                86

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GP Strategies Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002.

KPMG LLP

New York, New York
April 9, 2003

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
              (in thousands, except shares and par value per share)



December 31,                                                     2002              2001
----------------------------------------------------------------------------------------
Assets
Current assets
Cash and cash equivalents                                     $ 1,516           $ 1,705
Accounts and other receivables (of which
  $4,865 and $3,637 are from government contracts)
  less allowance for doubtful accounts of $854 and $529        26,708            30,002
Inventories                                                     1,380             1,734
Costs and estimated earnings in excess of billings on
  uncompleted contracts                                        14,177            16,787
Prepaid expenses and other current assets                       4,079             4,113
---------------------------------------------------------------------------------------
Total current assets                                           47,860            54,341
---------------------------------------------------------------------------------------
Investments, marketable securities
  and note receivable                                          14,130            30,400
---------------------------------------------------------------------------------------
Property, plant and equipment, net                              8,299             8,718
---------------------------------------------------------------------------------------
Intangible assets
Goodwill                                                       57,491            55,988
Patents and licenses, net of accumulated
  amortization of $593 and $490                                   755               858
---------------------------------------------------------------------------------------
                                                               58,246            56,846
Deferred tax asset                                             10,846             4,289
---------------------------------------------------------------------------------------
Other assets                                                    5,524             6,230
---------------------------------------------------------------------------------------
                                                             $144,905          $160,824
---------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              (in thousands, except shares and par value per share)



December 31,                                                                        2002              2001
----------------------------------------------------------------------------------------------------------
Liabilities and stockholders' equity
Current liabilities
Current maturities of long-term debt                                              $3,610         $     637
Short-term borrowings                                                             22,058            32,338
Accounts payable and accrued expenses                                             17,552            17,089
Billings in excess of costs and estimated
 earnings on uncompleted contracts                                                 3,860             7,027
----------------------------------------------------------------------------------------------------------
Total current liabilities                                                         47,080            57,091
----------------------------------------------------------------------------------------------------------

Long-term debt less current maturities                                             3,302             6,226
Other non-current liabilities                                                      1,541             1,564

Stockholders' equity
Preferred stock, authorized 10,000,000
 shares, par value $.01 per share, none issued
Common stock, authorized 25,000,000 shares, par
 value $.01 per share, issued  15,361,437 and 12,788,743
 shares (of which 33,417 and 54,323 shares are held in
 treasury)                                                                           154               128
Class B common stock, authorized 2,800,000 shares, par
 value $.01 per share, issued and outstanding 1,200,000 and
 900,000 shares                                                                       12                 9
Additional paid-in capital                                                       189,988           180,078
Accumulated deficit                                                              (93,167)          (87,939)
Accumulated other comprehensive income                                               460             8,364
Notes receivable from stockholder                                                 (4,095)           (4,095)
Treasury stock at cost                                                              (370)             (602)
-----------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                        92,982            95,943
-----------------------------------------------------------------------------------------------------------
                                                                                $144,905          $160,824
-----------------------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)



Years ended December 31,                            2002             2001              2000
-------------------------------------------------------------------------------------------
Sales                                           $152,233         $186,611          $197,467
Cost of sales                                    134,768          164,034           177,678
-------------------------------------------------------------------------------------------
Gross margin                                      17,465           22,577            19,789
-------------------------------------------------------------------------------------------
Selling, general and administrative              (21,410)         (21,918)          (25,968)
Interest expense                                  (2,770)          (4,733)           (5,616)
Investment and other income (loss)
(including interest income of $584,
 $701 and $910)                                   (1,814)             496            (1,306)
Loss on investments                                 (153)            (320)           (3,400)
Gains on marketable securities, net                2,267            4,294            10,111
Asset impairment charge                                                             (19,245)
Restructuring reversal (charge)                      368            1,174            (8,630)
--------------------------------------------------------------------------------------------
Income (loss) before income taxes                 (6,047)           1,570           (34,265)
Income tax benefit (expense)                         819           (2,515)            8,873
-------------------------------------------------------------------------------------------
Net loss                                        $ (5,228)       $    (945)          (25,392)
--------------------------------------------------------------------------------------------
Net loss per share
Basic                                           $  (.34)        $   (.09)          $ (2.04)
Diluted                                            (.34)            (.09)            (2.04)
-------------------------------------------------------------------------------------------


          See accompanying notes to consolidated financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                  Years ended December 31, 2002, 2001, and 2000
                 (in thousands, except for par value per share)


                                                                                 Accumulated
                                                                               other                    Notes
                                        Class B                               compre-    Compre-   receivable   Treasury      Total
                              Common     common   Additional                 hensive     hensive        from      stock       stock-
                               stock      stock      paid-in  Accumulated     income      income       stock-        at     holders'
                           ($.01 Par)  ($.01 Par)     capital      deficit     (loss)      (loss)      holder       cost     equity
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999    $115         $ 5    $170,011     $(61,602)  $   (817)   $           $ (2,817)  $(4,913)    $ 99,982
-----------------------------------------------------------------------------------------------------------------------------------
Other comprehensive income                                                    28,054      28,054                             28,054
Net loss                                                          (25,392)               (25,392)                           (25,392)
-----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                 2,662                              2,662
Issuance and sale of common
 stock                           10           3        5,430                                          (1,278)                 4,165
Issuance of treasury stock                                                                                        1,195       1,195
Issuance of stock by equity
investee                       4,514                                                                  4,514
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000    $125         $ 8    $179,955     $(86,994)  $ 27,237    $           $ (4,095)  $ (3,718)   $112,518
-----------------------------------------------------------------------------------------------------------------------------------
Other comprehensive loss                                                     (18,873)   (18,873)                           (18,873)
Net loss                                                             (945)                 (945)                              (945)
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive loss                                                                (19,818)                           (19,818)
Issuance and sale of common
 stock and warrants                3           3       2,924                                                        313      3,243
Issuance of treasury stock in
 exchange for Class B common
 stock                                        (2)     (2,801)                                                     2,803
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001    $128         $ 9    $180,078     $(87,939)  $  8,364    $           $ (4,095)    $ (602)  $ 95,943
-----------------------------------------------------------------------------------------------------------------------------------
Other comprehensive loss                                                      (7,904)    (7,904)                            (7,904)
Net loss                                                           (5,228)               (5,228)                            (5,228)
------------------------------------------------------------------------------------------------------------------------------------
Total comprehensive loss                                                                (13,132)                           (13,132)
Issuance and sale of common
 stock                            26           3       9,910                                                        232     10,171
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002    $154         $12    $189,988     $(93,167)  $    460    $           $ (4,095)  $   (370)  $ 92,982
-----------------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
----------------------------------------------------------------------------------------------------------
Years ended December 31,                                           2002             2001              2000
------------------------------------------------------------------------------------------------------------
Cash flows from operations:

Net loss                                                        $(5,228)       $    (945)         $(25,392)
Adjustments to reconcile net loss
 to net cash provided by operating activities:
Depreciation and amortization                                     3,304            5,902             6,628
Issuance of stock for retirement savings plan                     1,065            1,780             1,668
Restructuring reversal                                             (368)          (1,174)            8,630
Gains on marketable securities                                   (2,267)          (4,294)          (10,111)
Loss on investments                                                 153              320             3,400
Non-cash consultant fees                                            240              750
Non-cash compensation                                            (1,211)          (2,370)            3,809
Loss on equity investments and other, net                         2,450                7             2,389
Deferred income taxes                                            (1,839)           1,112            (9,649)
Asset impairment charge                                                                             19,245
Proceeds from sale of trading securities                                           9,141             2,031

Changes in other operating items,
 net of effect of acquisitions and disposals:
Accounts and other receivables                                    3,195            4,285             8,997
Inventories                                                         354             (197)             (177)
Costs and estimated earnings in excess of
 billings on uncompleted contracts                                2,584            3,936             1,723
Prepaid expenses and other current assets                          (330)             (74)            1,030
Accounts payable and accrued expenses                             1,901           (5,764)          (12,899)
Billings in excess of costs and estimated
 earnings on uncompleted contracts                               (3,174)          (1,228)            1,324
----------------------------------------------------------------------------------------------------------
Net cash provided by operations                                $    829          $11,187           $ 2,646
----------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES


(in thousands)
----------------------------------------------------------------------------------------------------------
Years ended December 31,                                               2002             2001          2000
----------------------------------------------------------------------------------------------------------
Cash flows from investing activities:

Additions to property, plant and
 equipment, net                                                     $(1,916)       $  (1,451)    $  (1,040)
Additions to intangible assets                                       (1,503)            (822)         (429)
Proceeds from sale of marketable securities                           3,833            5,567           668
Deconsolidation of HMS                                                                (6,700)
Decrease (increase) to investments and other                            489             (482)       (2,119)
-----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                     903           (3,888)       (2,920)
-----------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
Proceeds from sale of Common Stock                                    7,850
Proceeds from issuance of Class B Stock                               1,260              900         1,200
Net proceeds from issuance of HMS Preferred Stock                                      6,700
Repayment of short-term borrowings                                  (10,280)          (3,824)       (4,116)
Deferred financing costs                                               (728)          (1,132)
Proceeds from issuance of long-term debt                                890            3,131         2,640
Repayment of long-term debt                                            (841)         (13,880)       (1,343)
Exercise of common stock
 options and warrants                                                                                  234
----------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                (1,849)        (8,105)         (1,385)
-----------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on
 cash and cash equivalents                                              (72)            24              78
----------------------------------------------------------------------------------------------------------
Net decrease in cash and
 cash equivalents                                                      (189)          (782)         (1,581)
Cash and cash equivalents at
 beginning of year                                                    1,705          2,487           4,068
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                             $1,516       $  1,705        $  2,487
----------------------------------------------------------------------------------------------------------
Supplemental disclosures of
 cash flow information:
Cash paid during the year for:
 Interest                                                            $1,942       $  3,958        $  5,447
 Income taxes                                                        $  434       $    407        $    557


          See accompanying notes to consolidated financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

1. Description of business and summary of significant accounting policies

Description of business.

GP Strategies Corporation (the "Company") currently has three operating business segments. The Company's principal operating subsidiary is General Physics Corporation (GP or General Physics). GP is a global workforce development company that improves the effectiveness of organizations by providing training, management consulting, e-Learning solutions and engineering services that are customized to meet the needs of specific clients. Clients include Fortune 500 companies, manufacturing, process and energy companies, and other commercial and governmental customers.

GP operates in two business segments. The Manufacturing & Process Segment provides technology based training, engineering, consulting and technical services to leading companies in the automotive, steel, power, oil and gas, chemical, energy, pharmaceutical and food and beverage industries, as well as to the government sector. The Information Technology Segment provides information technology (IT) training programs and solutions, including Enterprise Solutions and comprehensive career training and transition programs.

The Company's third operating segment is the Optical Plastics Segment comprised of the Company's wholly owned subsidiary MXL Industries, Inc. (MXL). MXL is a specialist in the manufacture of polycarbonate parts requiring strict adherence to optical quality specifications, and in the application of abrasion and fog resistant coatings to these parts. Products include shields, and face masks and non-optical plastic products.

In addition, as of December 31, 2002, the Company has investments in Millennium Cell Inc. (Millennium), Hydro Med Sciences (HMS), Five Star Products, Inc.
(FSP), GSE Systems, Inc. (GSES) and owns certain real estate (see Note 3).

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

1. Description of business and summary of significant accounting policies (Continued)

The Company owns approximately 19.5% of the common stock of GSES as of December 31, 2002, however, the Company has accounted for its investment in GSES using the equity method of accounting based upon management's conclusion that the Company has significant influence with respect to the operations of GSES.

The Company owns 100% of the common stock of HMS, however, it no longer has financial and operating control of the entity and accordingly, effective December 27, 2001, the Company has accounted for its investment in HMS under the equity method.

The Company owns approximately 47.3% of the outstanding common stock of FSP and would own approximately 50% if certain stock options beneficially owned by the Company's officers were exercised. However, effective August 1998, the Company entered into a Voting Agreement which limits its operating and financial control of FSP, and therefore, the Company accounts for its investment in FSP under the equity method.

Cash and cash equivalents. Cash and cash equivalents of $1,516,000 and $1,705,000 at December 31, 2002 and 2001, respectively, consist of cash and highly liquid debt instruments with original maturities of three months or less.

Marketable securities. Marketable securities at December 31, 2002 and 2001 consist of U.S. corporate equity securities. The Company classifies its marketable securities as available-for-sale investments. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings, and a new cost basis is established. Gains and losses are derived using the average cost method for determining the cost of securities sold.

Trading securities are those securities which are generally expected to be sold within one year. Available-for-sale securities are included in Investments, marketable securities and notes receivable on the Consolidated Balance Sheet. Trading and available-for-sale securities are recorded at their fair value. Trading securities are held principally for the purpose of selling them in the near term. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity in accumulated other comprehensive income, net of the related tax effect, until realized.

Inventories. Inventories are valued at the lower of cost or market, using the first-in, first-out (FIFO) method.

1. Description of business and summary of significant accounting policies (Continued)

Foreign currency translation. The functional currency of the Company's international operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted-average rates of exchange prevailing during the year. The unrealized gains and losses resulting from such translation are included as a separate component of stockholders' equity in accumulated other comprehensive income.

Contract revenue and cost recognition. The Company provides services under time-and-materials, cost-plus-fixed fee and fixed-price contracts. Each contract has different terms based on the scope, deliverables and complexity of the engagement, requiring the Company to make judgments and estimates about recognizing revenue. In general, revenue is recognized on these arrangements as the services are performed. Under time-and-material contracts, as well as certain cost-plus-fixed fee and certain fixed-price contracts, the contractual billing schedules are based on the specified level of resources the Company is obligated to provide. As a result, on those "level of effort" contracts, the contractual billing amount for a given period acts as a measure of performance and, therefore, revenue is recognized in that amount.

For other fixed price contracts, the contractual billing schedules are not based on the specified level of resources the Company is obligated to provide. These arrangements typically do not have milestones or other reliable measures of performance. As a result, revenue on these arrangements is recognized using the percentage-of-completion method based on the relationship of costs incurred to total estimated costs expected to be incurred over the term of the contract. The Company believes this methodology provides a reasonable measure of performance on these arrangements since performance primarily involves personnel costs and the customer is required to pay the Company for the proportionate amount of work and cost incurred in the event of contract termination. Revenue for unpriced change orders is not recognized until the customer agrees with the changes. Costs and estimated earnings in excess of billings on uncompleted contracts are recorded as a current asset. Billings in excess of costs and estimated earnings on uncompleted contracts are recorded as a current liability. Generally contracts provide for the billing of costs incurred and estimated earnings on a monthly basis.

Risks relating to service delivery, usage, productivity and other factors are considered when making estimates of total contract cost, contract profitability, and progress towards completion. If sufficient risk exists, a reduced-profit methodology is applied to a specific client contract's percentage-of-completion model whereby the amount of revenue recognized is limited to the amount of costs incurred until such time as the risks have been partially or wholly mitigated through performance. The Company's estimates of total contract cost and contract profitability change periodically in the normal course of business, occasionally

1. Description of business and summary of significant accounting policies (Continued)

due to modifications of contractual arrangements. In addition, the implementation of cost saving initiatives and achievement of productivity gains generally results in a reduction of estimated total contract expenses on affected client contracts. Such changes in estimate are recognized in the period the changes are determined. For all client contracts, provisions for estimated losses on individual contracts are made in the period in which the loss first becomes apparent.

As part of the Company's on-going operations to provide services to its customers, incidental expenses, which are commonly referred to as "out-of-pocket" expenses, are billed to customers. Out-of-pocket expenses include expenses such as airfare, mileage, hotel stays, out-of-town meals, and telecommunication charges. The Company's policy provides for these expenses to be recorded as both revenue and direct cost of services in accordance with the provisions of EITF 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred."

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

Recoverability of Long-Lived Assets. Effective January 1, 2002, the Company adopted Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement.

1. Description of business and summary of significant accounting policies (Continued)

The recoverability of long-lived assets, other than goodwill and intangible assets with indefinite lives, is assessed whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured by determining the amount by which the carrying value of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs to sell.

The Company has investments in land of approximately $2.6 million, included in other assets in the Consolidated Balance Sheet, which are currently held for sale. Management believes the fair value of these investments exceed their carrying value.

Intangible assets. The excess of cost over the fair value of net assets of businesses acquired is recorded as goodwill and through December 31, 2001, was amortized on a straight line basis over periods ranging from 5 to 40 years. The Company capitalizes costs incurred to obtain and maintain patents and licenses. Patent costs are amortized over the lesser of 17 years or the remaining lives of the patents, and license costs over the lives of the licenses. The Company also capitalizes costs incurred to obtain long-term debt financing. Such costs are amortized on a straight line basis over the terms of the related debt and such amortization is classified as interest expense in the Consolidated Statements of Operations.

Effective January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values.

The Company periodically assesses the recoverability of goodwill and intangible assets with indefinite lives by a comparison of the estimated fair value of each reporting unit to its carrying value. The estimated fair value of each reporting unit exceeded the carrying value of each respective reporting unit. The Company will perform its annual impairment review as of the end of each fiscal year.

As of the date of adoption (January 1, 2002), the Company had unamortized goodwill in the amount of approximately $56 million and unamortized identifiable intangible assets in the amount of approximately $1.4 million, all of which will be subject to the transition provisions of Statement 142. Amortization expense related to goodwill was $2.7 million and $2.8 million for the years ended December 31, 2001 and 2000, respectively.

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

Diluted earnings (loss) per share is based upon the weighted average number of common shares outstanding during the period assuming the issuance of common stock for all dilutive potential common stock equivalents outstanding.

1. Description of business and summary of significant accounting policies (Continued)

Loss per share (EPS) for the years ended December 31, 2002, 2001 and 2000 are as follows (in thousands, except per share amounts):

                                              2002          2001           2000
                                              ----          ----           ----
Basic and Diluted EPS
     Net loss                             $ (5,228)     $   (945)      $(25,392)
     Weighted average shares
       outstanding, basic and diluted       15,370        13,209         12,468
     Basic loss per share                 $   (.34)     $   (.09)      $  (2.04)
     Diluted loss per share (a)           $   (.34)     $   (.09)      $  (2.04)

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

(a) For the years ended December 31, 2002, 2001 and 2000, presentation of the dilutive effect of stock options, warrants and convertible notes, which totaled 612,000, 376,000 and 556,000 shares, respectively, are not included since they are anti-dilutive.

Stock based compensation. The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock options. As such compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The difference between the quoted market price as of the date of the grant and the contractual purchase price of shares is charged to operations over the vesting period. No compensation cost has been recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant and shares acquired by employees under the Company's non-qualified stock option plan. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

1. Description of business and summary of significant accounting policies (Continued)

SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123" ("SFAS No. 148"), was issued in December 2002 and is effective for the Company for the quarterly interim periods beginning in 2003. SFAS No. 148 amends SFAS No. 123 and provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used.

Pro forma net income and earnings per share disclosures as if the Company recorded compensation expense based on the fair value for stock-based awards have been presented in accordance with the provisions of SFAS No. 123, are as follows for the years ended December 31, 2002, 2001 and 2000 (in thousands, except per share amounts):




                                                      2002               2001                     2000
                                                       ----               ----                     ----
Net loss                     As reported            $(5,228)            $  (945)               $(25,392)
                             Proforma               $(6,723)            $(3,388)               $(27,137)

Basic loss per share
                             As reported            $  (.34)            $  (.09)               $  (2.04)
                             Proforma               $  (.44)            $  (.27)               $  (2.18)

Diluted loss per share
                             As reported            $  (.34)            $  (.09)               $  (2.04)
                             Proforma               $  (.44)            $  (.27)               $  (2.18)



Pro forma net loss reflects only options granted since 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

At December 31, 2002, 2001 and 2000, the per share weighted-average fair value of stock options granted was $2.78, $2.98 and $2.82, respectively, on the date of grant using the modified Black Scholes option-pricing model with the following weighted-average assumptions: 2002 - expected dividend yield 0%, risk-free interest rate of 4.30%, expected volatility of 72.84% and an expected life of 6.16 years; 2001 - expected dividend yield 0%, risk-free interest rate of 4.78%, expected volatility of 66.13% and an expected life of 3.7 years; 2000
- expected dividend yield 0%, risk-free interest rate of 6.45%, expected volatility of 57.11% and an expected life of 4.7 years.

1. Description of business and summary of significant accounting policies (Continued)

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

Concentrations of credit risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and accounts receivable. The Company places its cash investments with high quality financial institutions and limits the amount of credit exposure to any one institution. With respect to accounts receivable, approximately 22% are related to United States government contracts, and the remainder are dispersed among various industries, customers and geographic regions. In addition, the Company has investments in various public and private equity securities, including HMS, Millennium, ISI, FSP and GSES.

Reclassifications. Certain prior year amounts in the financial statements and notes thereto have been reclassified to conform to 2002 classifications.

Recent accounting pronouncements: In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. This statement is effective for the Company in fiscal 2003. The Company has evaluated SFAS No. 143 and does not anticipate that the impact of the new pronouncement would have a material impact on the Company's consolidated financial statements.

Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement in Opinion 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. By broadening the presentation of discontinued operations to include more disposal transactions, the FASB has enhanced management's ability to provide information that helps financial statement users to assess the effects of a disposal transaction on the ongoing operations of an entity. Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The implementation of SFAS No. 144 did not have an impact on the Company's consolidated financial statements.

1. Description of business and summary of significant accounting policies (Continued)



During April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"). Among other items, SFAS No. 145 updates and clarifies existing accounting pronouncements related to reporting gains and losses from the extinguishment of debt and certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS No. 145 are generally effective for fiscal years beginning after May 15, 2002, with earlier adoption of certain provisions encouraged. The application of SFAS No. 145 did not have and is not expected to have a material impact o the Company's consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). This Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company is required to adopt the provisions of SFAS No. 146 for exit or disposal activities, if any, initiated after December 31, 2002. Although the Company believes the adoption of SFAS No. 146 will not impact the consolidated financial position or results of operations, it can be expected to impact the timing of liability recognition associated with future exit activities, if any.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others ("FIN No. 45"). FIN No. 45 elaborates on the disclosures for interim and annual reports regarding obligations under certain guarantees issued by a guarantor. Under FIN No. 45, the guarantor is required to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at the inception of a guarantee. The recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements for FIN No. 45 are effective for interim and annual financial statements issued after December 15, 2002. The Company has evaluated FIN No. 45 and does not anticipate that the impact of the new pronouncement would have a material impact on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN No. 46"). FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The provisions of FIN No. 46 are effective immediately for all entities with 1. Description of business and summary of significant accounting policies (Continued)

variable interests in variable interest entities created after December 31, 2002. The provisions of FIN No. 46 are effective for public entities with a variable interest in a variable interest entity created prior to January 1, 2003 no later than the end of the first annual reporting period beginning after June 15, 2003. The Company is in the process of evaluating its interests in certain entities to determine if any such entity will require consolidation under FIN No. 46. If it is determined that the Company should consolidate any such entity, the Company would recognize certain assets and debt on its consolidated balance sheet and a cumulative adjustment for the accounting change in the consolidated statement of operations.

In November 2002, the EITF reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This Issue provides guidance on when and how to separate elements of an arrangement that may involve the delivery or performance of multiple products, services and rights to use assets into separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The transition provision allows either prospective application or a cumulative effect adjustment upon adoption. The Company is currently evaluating the impact of adopting this guidance.

2.       Goodwill and intangible assets

Effective January 1, 2002, the Company adopted FASB Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of Statement No.
142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposed of Long-Lived Assets. As of December 31, 2002, the Company had unamortized goodwill in the amount of $57,491,000. The Company did not recognize any impairment as a result of the adoption of this statement.

The components of goodwill and intangible assets as of December 31, 2002 and 2001 are as follows (in thousands):


                                     Original Cost or                    Accumulated
                                     Carrying Value        Additions     Amortization       Total
2002:
Amortizing intangible assets:
  Patents and licenses                    $1,348         $     -               $593          $755
                                          ------         ----------            ----          ----

Non-amortizing intangible assets:
  Goodwill                                55,988              1,503           -            57,491
                                          ------              -----        --------        ------

2001:
Amortizing intangible assets:
  Patents and licenses                     1,348               -                490           858
  Goodwill                                89,838                822          34,672        55,988
                                          ------                ---          ------        ------
                                         $91,186               $822         $35,162       $56,846
                                         =======               ====         =======       =======


Amortization expense for patents and licenses was $103,000 in 2002, $126,000 in 2001, and $162,000 in 2000. The weighted average amortization period as of December 31, 2002 is seven years. Amortization expense for the next five years is estimated to be approximately $100,000 per year.

Goodwill increased in 2002 and 2001 due to additional contingent payments made for previous acquisitions as well as the impact of foreign currency fluctuations.

The following is a summary of proforma net income and earnings (loss) per share for the years ended December 31, 2001 and 2000, as adjusted to remove the amortization of goodwill and intangible assets with indefinite useful lives (in thousands, except per share amounts):

                                                2001              2000
                                                ----              ----
         Net Income (loss)
           As Reported                         $(945)         $(25,392)
           Proforma                            $ 488          $(23,685)

         Basic and Diluted
           Earnings (loss) Per Share
           As Reported                        $ (.09)         $  (2.04)
           Proforma                           $  .02          $  (1.90)

3.       Investments, marketable securities and notes receivable

         Investments and note receivable

At December 31, 2002 and 2001, Investments and notes receivable were comprised of the following:

                                                December 31,
                                          2002                   2001
                                       ----------             ----------
Five Star Products, Inc.                $6,317                $ 6,238
GSE Systems, Inc.                        1,794                  3,004
Hydro Med Sciences, Inc.                                        1,296
Other                                      422                    419
                                       -------               --------
                                        $8,533                $10,957
                                        ======                =======

(a)      Five Star Products, Inc.

FSP is a distributor of home decorating, hardware and finishing products in the northeast. The Company currently owns approximately 47.3% of the outstanding common stock of FSP and would own approximately 50% if certain stock options beneficially owned by the Company's officers were exercised. As of December 31, 2002, three officers of the Company served on the board of FSP (out of a total of seven directors), one of whom resigned effective March 27, 2003. However, effective August 1998, the Company entered into a Voting Agreement which limits its operating and financial control of FSP. Pursuant to an amendment of such agreement, the Company agreed that until June 30, 2004, it would vote its shares of common stock of FSP (i) such that not more than 50% of FSP's directors will be officers or directors of the Company and (ii) in the same manner and in the same proportion as the remaining stockholders of FSP vote on all matters presented to a vote of stockholders, other than the election of directors. Therefore, the Company accounts for its investment in FSP under the equity method.


3. Investments, marketable securities and notes receivable (Continued)


FSP is currently indebted to the Company in the amount of $4,500,000 pursuant to an 8% senior unsecured note due September 30, 2004, as amended (the "Note"). On August 2, 2002, the Company converted $500,000 of the original $5,000,000 Note into 2,272,727 shares of common stock of FSP at a price of $.22 per share, which was at a premium to the open market value of $0.17 at the time. As a result of this transaction, the Company's ownership of FSP increased to approximately 47.3% from approximately 37%. All other terms of the Note remain unchanged. The Note, as amended, is due in 2004, with interest due quarterly. The amendment, which extended the due date of the Note until September 30, 2004, also provides that the Company can receive quarterly payments of principal from FSP, if FSP achieves certain financial performance benchmarks.

At December 31, 2002, the Company owned approximately 47.3% of FSP and accounts for its investment in FSP using the equity method. At December 31, 2002, the Company's investment in FSP was $6,317,000, including the $4,500,000 senior unsecured 8% note. The Company recorded a write down on its investment of $200,000 and $2,400,000 in 2001 and 2000, respectively, which are included in Loss on investments. The Company's excess of its investment in FSP over its basis of the underlying net assets, was approximately $265,000 at December 31, 2002.

In 1994 Jerome Feldman, Chairman and CEO of the Company was granted options to purchase 250,000 shares of FSP from the Company at an exercise price of $.50. These options expire in 2004.

Information relating to the Company's investment in FSP is as follows (in thousands):


                                                    2002             2001
-------------------------------------------------------------------------
Long-term note receivable                        $ 4,500          $ 5,000
Number of shares                                   7,103            4,830
Carrying amount of shares                         $1,817          $ 1,238
Equity income included in Investment
 and other income, net                              $162         $    155
-------------------------------------------------------------------------

Condensed financial information for FSP as of December 31, 2002 and 2001 and for the years then ended is as follows (in thousands):


                                                  2002             2001
-----------------------------------------------------------------------
Current assets                                 $34,191          $35,045
Non current assets                               1,142            1,139
Current liabilities                             27,552           28,762
Non current liabilities                          4,500            5,000
Stockholders' equity                             3,281            2,422
Sales                                           94,074           94,908
Gross profit                                    16,613           16,054
Net income                                         391              417

(b)      GSE Systems, Inc.

GSES designs, develops and delivers business and technology solutions by applying high technology-related process control, data acquisition, simulation, and business software, systems and services to the energy, process and manufacturing industries worldwide. At December 31, 2002 and 2001, the Company owned approximately 19.5% and 20.2%, respectively of GSES and accounts for its investment in GSES using the equity method. Although the Company owns approximately 19.5% of the common stock of GSES as of December 31, 2002, the Company has accounted for its investment in GSES using the equity method of accounting based upon management's conclusion that the Company has significant influence with respect to the operations of GSES. Pursuant to the Company's guarantee of GSES debt through March 23, 2003, the Company received a warrant to purchase 150,000 shares of GSES common stock at an exercise price of $2.08 per share, which expires on August 17, 2003. Additionally, pursuant to the extension of the Company's guarantee of GSES debt in March 2003 (see Note 17), the Company received 150,000 shares of GSES common stock. The Company recorded a write-down on investments of $1,000,000 during 2000 which is included in Loss on Investments. The Company's excess of its investment in GSES over its basis of the underlying net assets of GSES was approximately $212,000 at December 31, 2002.

Information relating to the Company's investment in GSES is as follows (in thousands):

                                                         2002             2001
------------------------------------------------------------------------------
Number of shares                                        1,159            1,159
Carrying amount                                       $ 1,794          $ 3,004
Equity (loss) income included in Investment
 and other income, net                                $(1,210)       $      83
------------------------------------------------------------------------------

3.       Investments, marketable securities and notes receivable (Continued)

Condensed financial information for GSES as of December 31, 2002 and 2001 and for the years then ended is as follows (in thousands):

------------------------------------------------------------------------------
                                                         2002             2001
------------------------------------------------------------------------------
Current assets                                        $17,202          $19,622
Non current assets                                     11,692           14,052
Current liabilities                                    11,116           12,604
Non current liabilities                                 9,617            7,218
Stockholders' equity                                    8,111           13,852
Revenue  43,116                                        50,331
Gross profit                                           11,315           13,950
Net (loss) income                                      (5,943)             259
------------------------------------------------------------------------------

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

On December 27, 2001, HMS completed a $7 million private placement of HMS Series A Convertible Preferred Stock (the "Preferred Stock") to certain institutional investors. The Company currently owns 100% of HMS's common stock but no longer has financial and operating control of HMS. As a condition of the private placement, the Company contractually gave up operating control over HMS through an Investors Rights Agreement. Therefore, through December 27, 2001, the operating results of HMS are consolidated within the Consolidated Statements of Operations. However, subsequent to that date the Company accounts for its investment in HMS under the equity method. Due to HMS's operating losses during 2002, the Company's investment in HMS as of December 31, 2002 was written down to zero.

The Preferred Stock is convertible at any time at the option of the holder into approximately 41% of HMS's common stock and participates in dividends with HMS common stock on an as converted basis. Certain of the Preferred Stock holders hold the HMS Notes which can be exchanged for 19.9% of the outstanding common stock of HMS common stock on a fully diluted basis or into shares of the Company's common stock. If such holders exercise the exchange right and the Preferred Stock is converted to common stock of HMS, the Company's ownership of HMS would then be reduced to approximately 47%.

Marketable securities

At December 31, 2002 and 2001, Marketable securities were comprised of the following:

                                               December 31,
                                       2002                   2001
                                     ------                -------
Millennium Cell Inc.                 $5,552                $19,341
Other                                    45                    102
                                     ------               --------
                                     $5,597                $19,443
                                     ======                =======

(a)      Millennium Cell Inc.

Millennium Cell Inc. ("Millennium") is a development-stage company that has created a proprietary technology to safely generate and store hydrogen or electricity from environmentally friendly raw materials. As of December 31, 2002 and 2001, the Company had an 8% and 14% ownership interest, respectively, in Millennium, representing approximately 2,325,000 and 3,703,000 shares, including approximately 349,000 and 445,000 shares of common stock subject to options which were granted to the Company's employees to acquire Millennium shares from the Company's holdings. The Company's shares (excluding the 349,000 shares subject to options) have been pledged to its bank to secure its credit facility.

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

On August 23, 2000, the Company entered into an agreement to sell 1,000,000 shares of Millennium. As the Company intended to dispose of these shares within the near term, the Company classified these shares as trading securities. During the fourth quarter of 2000, the Company sold 138,500 shares of Millennium. As a result of the sale of the shares, the Company recognized a gain of $1,818,434. Therefore, at December 31, 2000, the Company owned 861,500 shares included in trading securities.

In 2001, the Company sold the remaining 861,500 shares for proceeds of $9,141,440. In addition, the Company sold approximately 1,220,000 shares from available for sale securities for $5,482,216. For the year ended December 31, 2001, the Company has recognized a net gain of $4,294,000, which is included in gain on marketable securities, net. The approximately 3,703,000 shares remaining were classified as available for sale securities. At December 31, 2001, these shares had a fair value of approximately $19,341,000.

In 2002, the Company sold approximately 1,286,000 shares from available for sale securities for $3,833,000. For the year ended December 31, 2002, the Company has recognized a net gain of $2,267,000 which is included in gain on marketable securities, net. The approximately 2,325,000 shares remaining are classified as available for sale securities at December 31, 2002. These shares had a fair value of approximately $5,552,000.

On February 11, 2000, the Company granted options to certain of its employees pursuant to the GP Strategies Corporation Millennium Cell, LLC Option Plan (the "Millennium Option Plan") to purchase an aggregate of approximately 547,000 of its shares of Millennium common stock, of which there are currently approximately 349,000 options outstanding. These options vest over either a one year or two year period and expire on June 30, 2003, as amended. The Company may receive approximately $500,000 (of which approximately $177,000 was received in 2001 and 2002) upon exercise of all options pursuant to the Millennium Option Plan. At December 31, 2001, the Company recorded net deferred compensation of $30,000, to be amortized over the remaining vesting period of the options, and a liability to employees of $767,000 and $2,008,000 at December 31, 2002 and December 31, 2001, respectively. These amounts are included in prepaid expenses and other current assets and as accounts payable and accrued expenses, respectively, in the accompanying Consolidated Balance Sheets. Pursuant to the vesting provisions of the Millennium Option Plan, the Company recorded a non-cash compensation (credit) expense of $(1,211,000), $(2,370,000), and $3,809,000 for the years ended December 31, 2002, 2001, and 2000, respectively, which is included in selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.

Information relating to the Company's investment in Millennium is as follows at December 31, 2002 and 2001 (in thousands):

----------------------------------------------------------------------------
                                                       2002             2001
----------------------------------------------------------------------------
         Number of shares                             2,325            3,703
         Available-for-sale equity securities,
          at market                                  $5,552          $19,341
----------------------------------------------------------------------------

(b)      Interferon Sciences, Inc.

ISI is a biopharmaceutical company in which the Company owns 181,201 shares at December 31, 2002 and 2001 with a market value of $9,000 and $8,000, respectively. In an agreement dated March 25, 1999, the Company agreed to lend ISI $500,000 (the "ISI Debt"). In return, ISI granted the Company (i) a first mortgage on ISI's real estate, (ii) a two-year option to purchase ISI's real estate, provided that ISI has terminated its operations and certain other specified ISI debt has been repaid, and (iii) a two-year right of first refusal in the event ISI desires to sell its real estate. ISI issued the Company 500,000 shares of ISI common stock and a five-year warrant to purchase 500,000 shares of ISI common stock at a price of $1 per share as a loan origination fee. Pursuant to the agreement, as amended, ISI issued a Note due March 15, 2002, to the Company for $500,000 of which approximately $300,000 and $400,000 is outstanding as of December 31, 2002 and 2001, respectively which is included in accounts and other receivables on the Consolidated Balance Sheets. Interest accrues at the rate of 6% per annum.

In March 2003, the Company and ISI entered into an agreement pursuant to which the Company agreed until May 31, 2003, to forbear from exercising its rights as a result of defaults by ISI under the terms of the ISI Debt. In exchange for such forbearance, the Company agreed to receive shares of common stock of Hemispherx Biopharma Inc. ("HEB") with a market value of $425,000 (the "Guaranteed Shares") in full settlement of all of ISI's obligations, however, the Company retains all of its rights in the collateral under the ISI Debt until its receipt of the Guaranteed Shares. The Agreement obligates HEB to register the Guaranteed Shares, sets periodic limits on the amount of shares the Company may sell and requires HEB to pay the Company an amount equal to the product received by multiplying (i) the number of Guaranteed Shares unsold on September 11, 2005 and (ii) $1.59.

4.       Property, plant and equipment

Property, plant and equipment consists of the following (in thousands):

December 31,                                       2002             2001
------------------------------------------------------------------------
Land                                          $     915         $    915
Buildings and improvements                        3,525            3,515
Machinery and equipment                          11,884           12,849
Furniture and fixtures                           14,929           16,111
Leasehold improvements                            2,649            4,147
------------------------------------------------------------------------
                                                 33,902           37,537
Accumulated depreciation and amortization       (25,603)         (28,819)
------------------------------------------------------------------------
                                               $  8,299         $  8,718
------------------------------------------------------------------------

As of December 31, 2002, the Company wrote off certain fully depreciated assets as a result of its General Physics and Corporate office relocations of approximately $5,100,000.

5.       Short-term borrowings

The Company and certain of its wholly owned subsidiaries entered into an Amended and Restated secured $40 million Revolving Credit (the "Amended Agreement") with various banks on December 14, 2001 which amended in its entirety the Company's former credit facility discussed below. The Amended Agreement reduced the commitment pursuant to the revolving facility to $40 million (subject to borrowing base limitations specified in the Amended Agreement). The commitment has been reduced to $35 million as a result of asset sales by the Company, but the Amended Agreement provides that the commitment cannot be reduced below $35 million as a result of any additional assets sales.

The current amount outstanding under the revolving credit agreement is $22,058,000. The interest rates on the revolving credit facility are currently at prime plus 1.50% and Eurodollar plus 3.00%, at the Company's option. Based upon the financial performance of the Company, the interest rates can be reduced. The Amended Agreement is secured by all of the receivables and inventory of the Company as well as the common stock of the Company's material domestic subsidiaries and 65% of the common stock of the Company's foreign subsidiaries. The Amended Agreement also provides for additional security consisting of certain real property, personal property and substantially all marketable securities owned by the Company and its subsidiaries. The Amended Agreement contains revised minimum consolidated net worth, fixed charge coverage, leverage ratio and interest coverage ratio. The Amended Agreement also contains certain restrictive covenants, including the prohibition on future acquisitions, and provides for mandatory prepayment upon the occurrence of certain events. At March 31, 2003, there is $4,600,000 available under the facility, as amended.

The Company was not in compliance with certain financial covenants of its Amended Agreement for the year ended December 31, 2002. The Company entered into a First Amendment and Limited Waiver to the Amended Agreement with various banks as of March 31, 2003 (the "First Amendment"). The First Amendment provided for a waiver of certain financial covenants in the Amended Agreement and provided certain revised financial covenants for periods beginning after December 31, 2002. The First Amendment further reduced the commitment under the Amended Agreement to $30 million from $35 million and limited the availability of borrowings under the revolving loan commitment to $27 million for the period commencing March 31, 2003 through May 31, 2003 (the "First Test Period") and $26 million for the period commencing on June 1, 2003 and ending on delivery of the Company's compliance certificate for the quarter ending September 30, 2003 (the "Second Test Period"; and together with the First Test Period, the "Test Periods"). The Company does not anticipate needing to borrow in excess of $27 million or $26 million, respectively during the Test Periods. The First Amendment provides that the available revolving commitment amount may be increased to $30 million after the Second Test Period, provided that no default or event of default has occurred and is continuing under the Amended Agreement, as amended by the First Amendment. The First Amendment also added a new financial covenant with respect to minimum consolidated EBITDA effective March 31, 2003. The Company is currently negotiating with certain other lenders with respect to obtaining a new facility for its future financing requirements.

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

6.       Accounts payable and accrued expenses

Accounts payable and accrued expenses are comprised of the following (in thousands):

December 31,                                            2002             2001
-----------------------------------------------------------------------------
Accounts payable                                      $6,324         $  6,661
Payroll and related costs                              4,617            2,340
Restructuring reserve                                    221            1,162
Other                                                  6,390            6,926
-----------------------------------------------------------------------------
                                                    $ 17,552         $ 17,089
-----------------------------------------------------------------------------

7.       Long-term debt

Long-term debt is comprised of the following (in thousands):

December 31,                                            2002             2001
----------------------------------------------------------------------------
6% Convertible Exchangeable Notes (a)                 $2,640           $2,640
Senior Subordinated Debentures (b)                       558              641
MXL Pennsylvania Mortgage (c)                          1,505            1,605
MXL Illinois Mortgage (d)                              1,212            1,237
Other (e)                                                997              740
----------------------------------------------------------------------------
                                                      $6,912           $6,863
Less current maturities                               (3,610)            (637)
----------------------------------------------------------------------------
                                                      $3,302           $6,226
----------------------------------------------------------------------------

(a) In July 2000, the Company in a private placement transaction with two institutional investors, received $2,640,000 for 6% Convertible Exchangeable Notes due June 30, 2003 (the "HMS Notes"). The HMS Notes, at the option of the holders, may be exchanged for 19.9% of the outstanding capital stock of HMS on a fully diluted basis, as defined in the HMS Notes, or into shares of the Company's Common Stock at a conversion rate of $7.50 per share, subject to adjustment, as provided in the HMS Notes. The holders of the HMS Notes can convert or exchange at any time prior to June 30, 2003. The HMS Notes are subordinated to borrowings under the Amended Agreement.

(b) In 1994, GP issued $15 million of 6% Senior Subordinated Debentures of which the Company owned approximately 92.7%. The Debentures are subordinated to borrowings under the Amended Agreement. During the fourth quarter of 2000, the Company converted its portion of GP's Senior Subordinated Debentures to stockholder's equity of GP. At December 31, 2002, the remaining carrying value of the Debentures outstanding was $558,000 and are repayable through 2004.

(c) On March 8, 2001, MXL entered into a loan in the amount of $1,680,000, secured by a mortgage covering the real estate and fixtures on its property in Pennsylvania. The loan requires monthly repayments of $8,333 plus interest at 2.5% above the one month LIBOR rate and matures on March 8, 2011, when the remaining amount outstanding of approximately $680,000 is due in full. The loan is guaranteed by the Company. The proceeds of the loan were used to repay a portion of the Company's short-term borrowings pursuant to the Amended Agreement described in Note 5.

(d) On July 3, 2001, MXL entered into a loan in the amount of $1,250,000, secured by a mortgage covering the real estate and fixtures on its property in Illinois. The loan requires monthly payments of principal and interest in the amount of $11,046 with interest at a fixed rate of 8.75% per annum, and matures on June 26, 2006, when the remaining amount outstanding of approximately $1,100,000 is due in full. The loan is guaranteed by the Company. The proceeds of the loan were used to repay a portion of the Company's term loan pursuant to the Amended Agreement described in Note 5.

(e) Represents primarily capital lease obligations for certain equipment.

Aggregate annual maturities of long-term debt at December 31, 2002 are as follows (in thousands):

                       2003                       $   3,610
                       2004                             802
                       2005                             174
                       2006                           1,221
                       2007                             100
                 Thereafter                           1,005

8.             Employee benefit plans

GP (including the Company's employees) maintains a Retirement Savings Plan (the
Plan) for employees who have completed ninety days of service with GP. The Plan permits pre-tax contributions to the Plan by participants pursuant to Section 401(k) of the Internal Revenue Code of 1% to 14% of base compensation. GP matches participants' contributions up to a specific percentage of the first 7% of base compensation contributed for employees who have completed one year of service with GP and may make additional matching contributions at its discretion. In 2001, 2000 and 1999 the Company did not make any discretionary matching contributions. The Company matches participants' contributions in shares of the Company's Common Stock up to 57% of monthly employee salary deferral contributions. In 2002, 2001, and 2000 the Company contributed 270,000 shares, 291,185 shares and 308,000 shares of the Company's common stock directly to the Plan with a value of approximately $1,058,000, $1,151,000 and $1,340,000, respectively.

9.       Income taxes

The components of income tax expense (benefit) are as follows (in thousands):

Years ended December 31,                  2002          2001              2000
--------------------------------------------------------------------------------
Current
 State and local                           370       $   537          $    717
 Foreign                                   361           186               198
------------------------------------------------------------------------------
Total current                              731           723               915
------------------------------------------------------------------------------
Deferred
Federal                                 (1,420)        1,392            (9,322)
State and local                           (130)          400              (459)
Foreign                                                                     (7)
-------------------------------------------------------------------------------
Total deferred                          (1,550)        1,792            (9,788)
-------------------------------------------------------------------------------
Total income tax expense (benefit)     $  (819)      $ 2,515          $ (8,873)
-------------------------------------------------------------------------------

The deferred expense (benefit) excludes activity in the net deferred tax assets relating to tax on appreciation (depreciation) in available-for-sale securities, which is recorded directly to stockholders' equity.

The difference between the expense (benefit) for income taxes computed at the statutory rate and the reported amount of tax expense (benefit) is as follows:



-----------------------------------------------------------------------------------------------------------
December 31,                                                       2002             2001              2000
-----------------------------------------------------------------------------------------------------------
Federal income tax rate                                          (35.0%)           35.0%           (35.0%)
Foreign, State and local taxes net of Federal benefit               6.8             32.6               1.0
Items not deductible - primarily meals
 and entertainment                                                  3.0             23.8               2.0
Valuation allowance adjustment                                                     (6.9)            (13.7)
Net losses from foreign operations for which
 no tax benefit has been provided                                   1.7             41.2              18.9
Tax effect recorded in stockholders' equity for
 sale of available for sale securities                              9.2             32.0
Other                                                               0.8              2.5               0.9
-----------------------------------------------------------------------------------------------------------
Effective tax rate expense (benefit)                              (13.5%)          160.2%           (25.9%)
-----------------------------------------------------------------------------------------------------------


In 2002, the Company recorded an income tax benefit of $819,000. The current income tax provision of $731,000 represents estimated state taxes of $370,000 and foreign taxes of $361,000. The deferred income tax benefit of $1,550,000 primarily represents a benefit for the future utilization of the Company's domestic net operating losses.

In 2001, the Company recorded income tax expense of $2,515,000. The current income tax provision of $723,000 represents estimated state taxes of $537,000 and foreign taxes of $186,000.

In 2000, the deferred income tax benefit of $9,788,000 primarily represents a benefit for the future utilization of the Company's domestic net operating losses.

The Company had an effective tax rate of 14% for the year ended December 31, 2002. This rate was primarily due to certain nondeductible items, net losses from foreign operations for which no tax benefit has been provided, and the tax treatment for financial statement purposes of the sale by the Company in 2002 of certain shares of available-for-sale securities accounted for pursuant to SFAS No.115 "Accounting for Certain Investments in Debt and Equity Securities."

The Company had an effective tax rate of 160% for the year ended December 31, 2001. This rate was primarily due to the tax treatment for financial statement purposes of the sale by the Company in 2001 of certain shares of available-for-sale securities accounted for pursuant to SFAS No.115.

The Company had an effective tax rate of 26% for the year ended December 31, 2000, which was primarily due to net losses from foreign operations for which no tax benefit has been provided.

As of December 31, 2002, the Company has approximately $25,063,000 of Federal net operating loss carryforwards. These carryforwards expire in the years 2005 through 2020. Foreign net operating losses at December 31, 2002 were approximately $34,835,000. In addition, the Company has approximately $987,000 of available credit carryovers of which approximately $15,000 expires in 2003, and approximately $972,000 may be carried over indefinitely.

The tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities that are included in the net deferred tax (liability) asset are summarized as follows (in thousands):

December 31,                                                2002         2001

Deferred tax assets:
Allowance for doubtful accounts                            $ 337      $   208
Accrued liabilities                                          883        1,071
Net Federal and Foreign operating loss carryforwards      20,221       18,425
Tax credit carryforwards                                     987        1,492
Restructuring reserves                                       484        1,032
-----------------------------------------------------------------------------
Deferred tax assets                                       22,912       22,228
-----------------------------------------------------------------------------
Deferred tax liabilities:
Property and equipment, principally due to
 difference in depreciation and amortization               1,049          249
Investment in partially owned companies                      556        6,825
-----------------------------------------------------------------------------
Deferred tax liabilities                                   1,605        7,074
-----------------------------------------------------------------------------
Net deferred tax assets                                   21,307       15,154
Less valuation allowance                                 (10,461)     (10,865)
-----------------------------------------------------------------------------
Net deferred tax (liability) asset                       $10,846       $4,289
-----------------------------------------------------------------------------

In 2002, the valuation allowance decreased by $404,000 attributable primarily to the expiration of tax credit carryforwards. In 2001, the valuation allowance increased by $533,000, and was attributable to foreign net operating losses for which no tax benefit has been provided.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon these factors, management believes it is more likely than not that the Company will realize the benefits of deferred tax assets, net of the valuation allowance. The valuation allowance primarily relates to foreign net operating loss carryforwards for which the Company does not believe the benefits will be realized. As of December 31, 2002, the Company has recorded a net deferred tax asset of $10,846,000.

10.      Comprehensive income (loss)

The following are the components of comprehensive income (loss) (in thousands):

                                                                          Year ended December 31,
                                                           -----------------------------------------------
                                                             2002              2001              2000
                                                        -----------         ---------         ---------
Net loss                                                $  (5,228)        $    (945)         $(25,392)
Other comprehensive (loss) income,
 before tax:
Net unrealized gain (loss) on
 available-for-sale-securities                            (12,130)          (30,802)           45,667
Foreign currency translation adjustment                      (492)               24                78
                                                       ----------      ------------       -----------
Comprehensive (loss) income before tax                    (11,622)          (31,723)           20,353
Income tax benefit (expense) related to
 items of other comprehensive
 income (loss)                                              4,718            11,905           (17,691)
                                                        ---------          --------          --------
Comprehensive income (loss), net of tax                  $(13,132)         $(19,818)         $  2,662
                                                         =========         ========          ========

The components of accumulated other comprehensive income (loss) are as follows:

December 31,                                                 2002              2001              2000
----------------------------------------------------------------------------------------------------------
Net unrealized gain (loss) on
 available-for-sale-securities                           $  2,680          $ 14,810          $ 45,612
Foreign currency translation adjustment                    (1,149)             (657)             (681)
                                                          -------         ---------         ---------
Accumulated other comprehensive
 income (loss) before tax                                   1,531            14,153            44,931
Accumulated income tax expense related
 to items of other comprehensive
 loss                                                      (1,071)           (5,789)          (17,694)
                                                       ----------         ---------         ---------
Accumulated other comprehensive
 income (loss), net of tax                                 $  460          $  8,364          $ 27,237
                                                           ======          ========          ========


11.  Common Stock, stock options and warrants

(a) Under the Company's non-qualified stock option plan, employees and certain other parties may be granted options to purchase shares of common stock. Although the Plan permits options to be granted at a price not less than 85% of the fair market value, the Plan options primarily are granted at the fair market value of the common stock at the date of the grant and are exercisable over periods not exceeding ten years from the date of grant. Shares of common stock may also be reserved for issuance pursuant to other agreements. Changes in options and warrants outstanding during 2000, 2001 and 2002, and options and warrants exercisable and shares reserved for issuance at December 31, 2002, 2001, and 2000 are as follows:




Options and warrants                       Price Range       Number                  Weighted-Average
outstanding                                per share               of shares            Exercise Price
-------------------------------------------------------------------------------------------------------------------
December 31, 1999                        $4.59   -   24.00           2,806,015               $9.21
-------------------------------------------------------------------------------------------------------------------
Granted                                   3.375 -     6.00             666,133                4.66
Exercised                                 3.375 -                      (69,200)               3.38
Terminated                                5.375 -    17.25            (897,600)              10.46
-------------------------------------------------------------------------------------------------------------------
December 31, 2000                         3.375 -    24.00           2,505,348                7.74
-------------------------------------------------------------------------------------------------------------------
Granted                                   3.00  -     4.61             452,000                4.47
Terminated                                4.61  -    24.00            (166,683)               7.85
-------------------------------------------------------------------------------------------------------------------
December 31, 2001                         3.00  -    15.375          2,790,665                7.37
-------------------------------------------------------------------------------------------------------------------
Granted                                   3.60  -     4.75             845,800                4.13
Exercised                                 3.60  -     4.61              (1,233)               4.08
Terminated                                3.60  -    14.625           (722,235)               7.87
-------------------------------------------------------------------------------------------------------------------
December 31, 2002                         3.00       15.375          2,912,997                6.57
-------------------------------------------------------------------------------------------------------------------
Options and warrants exercisable
December 31, 2000                         4.59  -    24.00           1,464,106                7.64
-------------------------------------------------------------------------------------------------------------------
December 31, 2001                         3.00  -    15.375          2,058,096                7.12
-------------------------------------------------------------------------------------------------------------------
December 31, 2002                         3.00  -    15.375          2,096,199                6.39
-------------------------------------------------------------------------------------------------------------------
Shares reserved for issuance
December 31, 2000                                                    3,816,571
-------------------------------------------------------------------------------------------------------------------
December 31, 2001                                                    3,938,303
-------------------------------------------------------------------------------------------------------------------
December 31, 2002                                                    3,937,070
-------------------------------------------------------------------------------------------------------------------


At December 31, 2002, the weighted average remaining contractual life of all outstanding options was 4.2 years.

11.      Common Stock, stock options and warrants (Continued)

The following table summarizes information about the Plan's options outstanding at December 31, 2002:


                                                                        Weighted
                Range                       Number                       Average                  Weighted
                 Of                         Outstanding                    Years                    Average
              Exercise Prices                                          Remaining             Exercise Price
-------------------------------------------------------------------------------------------------------------------
              $3.00 -    $  7.75          1,885,497                          5.2                   $5.30
              $8.00 -     $10.41            545,000                          1.6                   $8.14
              $11.15 -    $15.375           182,500                          2.0                  $14.55
-------------------------------------------------------------------------------------------------------------------
             $  3.00 -    $15.375         2,612,997                          4.2                  $ 6.76
-------------------------------------------------------------------------------------------------------------------

The following table summarizes the Class B Common Stock options as follows:

Options                   Price Range        Number         Weighted-Average
outstanding               per share          of shares      Exercise Price
----------------------------------------------------------------------------
December 31, 2000          8.69               350,000          8.69
----------------------------------------------------------------------------
Terminated                 8.69              (350,000)         8.69
----------------------------------------------------------------------------
December 31, 2001                                -0-
----------------------------------------------------------------------------
December 31, 2002                                -0-
----------------------------------------------------------------------------
Options exercisable
December 31, 2000          8.69               350,000          8.69
----------------------------------------------------------------------------
December 31, 2001                                -0-
----------------------------------------------------------------------------
December 31, 2002                                -0-
----------------------------------------------------------------------------

The holders of Common Stock are entitled to one vote per share and the holders of Class B Common Stock are entitled to ten votes per share on all matters without distinction between classes, except when approval of a majority of each class is required by statute. The Class B Common Stock is convertible at any time, at the option of the holders of such stock, into shares of common stock on a share-for-share basis. At December 31, 2002, 2001, and 2000, shares reserved for issuance of common stock were primarily related to options and warrants and the conversion of long-term debt.

The Company reserved 950,000 shares of its Common Stock for issuance upon conversion of Class B Common Stock at December 31, 2000. The Company reserved an additional 300,000 shares for a private placement transaction (see Note 11(b)) bringing the total to 1,250,000 shares reserved for issuance upon conversion of Class B Common Stock at December 31, 2002 and 2001.

At December 31, 2002, 2001, and 2000, options outstanding included options for 353,623, 239,498 and 239,498 shares, respectively, for certain executive officers.

11.      Common Stock, stock options and warrants (Continued)

(b) Pursuant to an agreement dated as of October 19, 2001 (the "Stock Purchase Agreement"), the Company sold to Bedford Oak Partners, LP (the "Bedford Oak") in a private placement transaction, 300,000 shares of Class B Common Stock (the "Bedford Class B Shares") for $900,000. Upon the disposition of any of the Bedford Class B Shares (other than to an affiliate of Bedford Oak who agrees to be bound by the provisions of the Stock Purchase Agreement) or at the request of the Board of Directors of the Company, Bedford Oak is required to exercise the right to convert all of the Bedford Class B Shares then owned by Bedford Oak into an equal number of shares of common stock of the Company (the "Bedford Underlying Shares"). The Company was required to file a registration statement to register the resale of the Bedford Underlying Shares by Bedford Oak, which registration statement was declared effective as of August 13, 2002.

         On any date prior to October 19, 2003 during which Bedford Oak was not able to resell the Bedford Underlying Shares pursuant to the registration statement, Bedford Oak had the right to require the Company to purchase all, but not less than all, of the Shares and the Bedford Underlying Shares then held by Bedford Oak for a purchase price as specified in the Stock Purchase Agreement. The put option obligation expired upon the effectiveness of the registration statement on August 13, 2002 covering the Bedford Underlying Shares.

         At December 31, 2001, the Company had a put option obligation of $240,000 relating to the above-described Bedford transaction, however, the put option obligation expired in August 2002. This amount had been recorded in additional paid in capital in the accompanying Consolidated Balance Sheet and was deemed to be a dividend for purposes of the basic and diluted loss per share calculation.

         Pursuant to an agreement dated May 3, 2002, the Company agreed to sell to Bedford Oak in a private placement transaction 1,200,000 shares of Common Stock (the "Bedford Common Shares") of the Company for an aggregate purchase price of $4,200,000. Harvey Eisen, the managing member of Bedford Oak Advisors, LLC, the investment manager of Bedford Oak, was elected a director of the Company in July 2002.

         Pursuant to an agreement dated May 3, 2002, the Company sold 100,000 shares of Common Stock for $350,000 to Marshall Geller (the "Geller Shares"), a director of the Company, in a private placement transaction.

         Pursuant to an agreement dated May 3, 2002 ( the "EGI Agreement"), the Company sold to Equity Group Investments, L.L.C, ("EGI") in a private placement transaction 1,000,000 shares of Common Stock (the "EGI Common Shares") for $3,500,000 and 300,000 shares of Class B Common Stock (the "EGI Class B Shares") for $1,260,000. Mark Radzik, a designee of EGI, was elected a director of the Company in July 2002.

11.      Common Stock, stock options and warrants (Continued)


         Upon the disposition of any of the EGI Class B Shares (other than to an affiliate of EGI or to a transferee approved by the Board who in each case agrees to be bound by the provisions of the EGI Agreement), EGI is required to convert all of the EGI Class B Shares into an equal number of shares of Common Stock (the "EGI Underlying Shares"). Until May 3, 2003, the Company has the right to purchase all, but not less than all, of the EGI Class B Shares then owned by EGI at a price per share equal to the greater of (i) the 90 day trailing average of the closing prices of the Common Stock and (ii) $5.25. If the Company exercises such right, EGI has the right to sell to the Company all or part of the EGI Common Shares then owned by EGI at a price per share of $3.50. If EGI exercises such right and the Company does not then have adequate liquidity, the repurchase of the EGI Common Shares may take place over a period of 21 months.

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

         On August 13, 2002, a registration statement covering the resale of the Bedford Underlying Shares, the Bedford Common Shares, the EGI Common Shares, the EGI Underlying Shares and the Geller Shares was declared effective by the SEC.

(c) In June 2001, the Company entered into an agreement with a financial consulting firm to provide certain services for which the Company, in addition to cash payments, agreed to issue warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $4.60 per share. In connection with the issuance of these warrants, the Company recorded an expense of $750,000 in 2001 for these warrants which is included in selling, general and administrative expense in the Consolidated Statement of Operations.

(d) On February 11, 2000, an affiliate of Andersen, Weinroth & Co., L.P. ("Andersen Weinroth") purchased 200,000 shares of Class B Common Stock for $1,200,000. In addition, a general partner of Andersen Weinroth joined the Board of Directors of the Company. On October 11, 2001, this general partner resigned from the Board of Directors of the Company and pursuant to an agreement dated as of February 11, 2000, on October 11, 2001, this general partner converted the 200,000 shares of Class B Common Stock into an equal number of shares of Common Stock.

12.      Business segments

The operations of the Company currently consist of the following three business segments, by which the Company is managed.

The Company's principal operating subsidiary is GP. GP operates in two business segments. The Manufacturing & Process Segment provides technology based training, engineering, consulting and technical services to leading companies in the automotive, steel, power, oil and gas, chemical, energy, pharmaceutical and food and beverage industries, as well as to the government sector. The Information Technology Segment provides IT training programs and solutions, including Enterprise Solutions and comprehensive career training and transition programs.

The Optical Plastics Segment, which consists of MXL, manufactures coated and molded plastic products.

Effective January 1, 2002, HMS no longer exists as a business segment (see Note
3). Information presented for Corporate & Other includes financial information for the operations and assets of the HMS subsidiary as of and for the years ended December 31, 2001 and 2000 prior to its treatment as an equity investment.

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

The following tables set forth the sales and operating results attributable to each line of business and includes a reconciliation of the segments sales to consolidated sales and operating results to consolidated income (loss) before income taxes (in thousands):




Years ended December 31,                           2002             2001              2000
--------------------------------------------------------------------------------------------
Sales
Manufacturing & Process                        $134,255         $164,361          $161,859
Information Technology                            7,982           11,061            24,593
Optical Plastics                                  9,996           11,184            10,998
Corporate & Other                                                      5                17
------------------------------------------------------------------------------------------
                                               $152,233         $186,611          $197,467
------------------------------------------------------------------------------------------
Operating results
Manufacturing & Process                          $1,712         $  8,679          $ 10,870
Information Technology                             (182)           1,596            (7,331)
Optical Plastics                                    429            1,192             1,272
Corporate & Other                                (5,506)          (3,285)           (2,131)
-------------------------------------------------------------------------------------------
Total operating profit                           (3,547)           8,182             2,680
Interest expense                                 (2,770)          (4,733)           (5,616)
Corporate general and administrative
 expenses, amortization of goodwill,
 and Investment and other
 income, net                                        270           (1,879)          (31,329)
-------------------------------------------------------------------------------------------
(Loss) income from operations before
 income taxes                                 $  (6,047)         $ 1,570         $ (34,265)
-------------------------------------------------------------------------------------------


Operating profits represent sales less operating expenses. In computing operating profits, none of the following items have been added or deducted: general corporate expenses at the holding company level, restructuring charges, foreign currency transaction gains and losses, investment income, loss on investments, loss on sale of assets, amortization of goodwill and interest expense. General corporate expenses at the holding company level, which are primarily salaries, occupancy costs, professional fees and costs associated with being a publicly traded company, totaled approximately $4,882,000 (net of a non-cash credit to compensation expense of $1,211,000 relating to a deferred compensation plan), $3,033,000 (net of a non-cash credit to compensation expense of $2,370,000) and $7,632,000 (including a non cash charge to compensation expense of $3,809,000) for the years ended December 31, 2002, 2001 and 2000, respectively. For the years ended December 31, 2002, 2001 and 2000, sales to the United States government and its agencies represented approximately 32%, 29% and 24%, respectively, of sales and are included in the Manufacturing & Process and Information Technology Segments.

Additional information relating to the Company's business segments is as follows (in thousands):

December 31,                            2002             2001              2000
-------------------------------------------------------------------------------
Identifiable assets
Manufacturing & Process             $ 61,896         $ 67,156          $ 78,761
Information Technology                 8,978            8,787             9,283
Optical Plastics                       9,818            9,929             9,807
Corporate & Other                     64,213           74,952           114,727
-------------------------------------------------------------------------------
                                     144,905         $160,824          $212,578
-------------------------------------------------------------------------------


Years ended December 31,                2002             2001              2000
--------------------------------------------------------------------------------
Additions to property,
plant, and equipment, net
Manufacturing & Process               $1,523          $   557          $    530
Information Technology                                     38                58
Optical Plastics                         368              693               255
Corporate & Other                         25              163               197
-------------------------------------------------------------------------------
                                    $  1,916         $  1,451          $  1,040
-------------------------------------------------------------------------------


Years ended December 31,                2002             2001              2000
--------------------------------------------------------------------------------
Depreciation and Amortization
Manufacturing & Process               $1,397         $  1,322            $1,432
Information Technology                    18              231               835
Optical Plastics                         510              474               489
Corporate & Other                        216               81               115
-------------------------------------------------------------------------------
                                      $2,141         $  2,108            $2,871
-------------------------------------------------------------------------------

Identifiable assets by industry segment are those assets that are used in the Company's operations in each segment. Corporate and other assets are principally cash and cash equivalents, marketable securities and intangible assets, including goodwill. Depreciation and amortization excludes amortization of goodwill.

Information about the Company's net sales in different geographic regions, which are attributed to countries based on location of customers, is as follows (in thousands):

                                               Year ended December 31,
                                     2002              2001             2000
                                     ----              ----             ----
United States                    $139,831          $173,008         $174,462
Canada                              1,421             2,756            7,181
United Kingdom                      7,258             6,962           11,028
Latin America and other             3,723             3,885            4,796
                                 --------        ----------       ----------
                                 $152,233          $186,611         $197,467
                                 --------          --------         --------

Information about the Company's identifiable assets in different geographic regions is as follows (in thousands):

                                                   December 31,
                                     2002              2001             2000
                                     ----              ----             ----
United States                    $137,303          $152,627         $205,797
Canada                              3,076             3,653            3,371
United Kingdom                      3,301             2,821            1,928
Latin America and other             1,225             1,723            1,482
                                    -----        ----------        ---------
                                 $144,905          $160,824         $212,578
                                 --------          --------         --------

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

The estimated fair value for the Company's debt is as follows (in thousands):

                              December 31, 2002             December 31, 2001
                           Carrying      Estimated      Carrying      Estimated
                             amount     fair value        amount     fair value

Long term debt                6,912         6,912          6,863         6,863

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

14.      Accounting for certain investments in equity securities

The gross unrealized holding gains (losses) and fair value for available-for-sale securities (primarily Millennium Cell) were as follows (in thousands):


                                                     Gross Unrealized Holding
                                        Cost         Gains                Losses       Fair Value
Available-for-sale equity securities:
December 31, 2002                    $ 2,917           $ 2,680       $      -             $ 5,597
-------------------------------------------------------------------------------------------------
December 31, 2001                    $ 4,633           $14,810       $      -            $ 19,443
-------------------------------------------------------------------------------------------------
December 31, 2000                    $ 6,136            45,619        $       (7)        $ 51,748
-------------------------------------------------------------------------------------------------

Differences between cost and market, net of taxes, of $1,609,000, $9,021,000, and $27,918,000 at December 31, 2002, 2001 and 2000, respectively, were credited to a separate component of stockholders' equity called accumulated other comprehensive income (loss).

15.      Restructuring and other charges

During 1999, the Company adopted restructuring plans, primarily related to its IT Segment. The Company took steps in order to change the focus of the IT Segment from open enrollment information technology training courses to project oriented work for corporations, which was consistent with the focus of GP's current business.

In connection with the restructuring, the Company recorded a charge of $7,374,000 in 1999, of which $2,754,000 had been utilized through December 31, 1999. During 2000, the Company utilized $2,501,000 of the reserve and reversed $180,000.

During 2001, the Company utilized $663,000 of the reserve and reversed $202,000. As of December 31, 2001, $330,000 is included in accounts payable and accrued expenses and $744,000 is included in other non-current liabilities in the accompanying Consolidated Balance Sheet. During 2002, the Company utilized $528,000 of the reserve. As of December 31, 2002, $104,000 is included in accounts payable and accrued expenses and $442,000 is included in other non-current liabilities in the accompanying Consolidated Balance Sheet.

The Company believed at the time the restructuring plan was adopted that the strategic initiatives and cost cutting moves taken in 1999 and the first quarter of 2000 would enable the IT Segment to return to profitability in the last six months of 2000. However, those plans were not successful, and the Company determined that it could no longer bring the open enrollment IT business to profitability. Additionally there had been further impairment to intangible and other assets. In July 2000, as a result of the continued operating losses incurred by the IT Segment, as well as the determination that revenues would not increase to profitable levels, the Company decided to close its open enrollment IT business in the third quarter of 2000.

As a result, for the year ended December 31, 2000, the Company recorded asset impairment charges of $19,245,000 related to the IT Segment. The charges are comprised of a write-off of intangible assets of $16,663,000 as well as write-offs of property, plant and equipment and other assets relating to the closed offices, totaling $2,582,000.

In addition, the Company recorded an $8,630,000 restructuring charge, net of a $180,000 reversal of the 1999 restructuring plan, in 2000. Of this charge, $3,884,000 had been utilized through December 31, 2000. During 2001, the Company utilized $2,302,000 of the reserve and reversed $972,000 as a result of favorable settlements on certain leases and contractual obligations. As of December 31, 2001 $832,000 is included in accounts payable and accrued expenses and $820,000 is included in other non-current liabilities in the Consolidated Balance Sheet. During 2002, the Company utilized $689,000 of the reserve and reversed $368,000. As of December 2002, $117,000 is included in accounts payable and accrued expenses and $478,000 is included in other non-current liabilities in the accompanying Consolidated Balance Sheet.

15.      Restructuring and other charges (Continued

The components of the 2000 restructuring charge are as follows (in thousands):


                                     Severance            Lease                            Other facility
                                   and related          and related         Contractual      related
                                      benefits          obligations         obligations       costs            Total
--------------------------------------------------------------------------------------------------------------------
Restructuring
 charges during 2000                   $ 1,825              $ 5,185             $ 1,590       $  210         $ 8,810
Utilization                              1,683                1,826                 165          210           3,884
--------------------------------------------------------------------------------------------------------------------
Balance December 31, 2000              $   142              $ 3,359             $ 1,425       $   -          $ 4,926
--------------------------------------------------------------------------------------------------------------------
Utilization                                142                1,484                 676                        2,302
Reversal of Restructuring
 charges during 2001                                            575                 397                          972
--------------------------------------------------------------------------------------------------------------------
Balance December 31, 2001              $ -                  $ 1,300             $   352       $   -          $ 1,652
--------------------------------------------------------------------------------------------------------------------
Utilization                                                     337                 352                          689
Reversal of Restructuring
 charges during 2002                                            368                                              368
--------------------------------------------------------------------------------------------------------------------
Balance December 31, 2002              $ -                     $595             $  -          $   -          $  595
--------------------------------------------------------------------------------------------------------------------

The components of the 1999 restructuring charge are as follows (in thousands):



                                            Severance         Lease           Other facility
                                          and related        and related        related
                                          benefits           obligations         costs              Total
---------------------------------------------------------------------------------------------------------
Balance December 31, 1999                  $  289            $ 4,206             $ 125            $ 4,620
Utilization                                   184              2,264                53              2,501
Reversal of restructuring charges
during 2000                                   105                  3                72                180
---------------------------------------------------------------------------------------------------------
Balance December 31, 2000                  $   -             $ 1,939             $  -             $ 1,939
---------------------------------------------------------------------------------------------------------
Utilization                                                      663                                  663
Reversal of Restructuring
 charges during 2001                                             202                                  202
---------------------------------------------------------------------------------------------------------
Balance December 31, 2001                  $   -             $ 1,074             $  -             $ 1,074
---------------------------------------------------------------------------------------------------------
Utilization                                                      528                                  528
Balance December 31, 2002                  $   -            $    546             $  -             $   546
---------------------------------------------------------------------------------------------------------


Lease and related obligations are presented at their present value, net of assumed sublets.

Effective September 4, 2002, John C. McAuliffe resigned as President of GP. Mr. McAuliffe and GP entered into a Separation Agreement pursuant to which Mr. McAuliffe will be a consultant to GP for a six-month period. In consideration for such services, GP agreed to pay Mr. McAuliffe the sum of $350,000, $300,000 in equal installments over the course of the consultancy period and $50,000 in September 2005. In addition, GP agreed to pay Mr. McAuliffe severance of $1,200,000 payable in equal installments on the following dates (i) September 2002, (ii) March 2003, and (iii) January 2, 2004. The Company recorded an expense of approximately $1,440,000, including $125,000 of related legal fees, which is recorded in selling, general and administrative expense in the Consolidated Statements of Operations for the year ended December 31, 2002.

16.      Related party transactions

         In 2002, the Company and Redstorm Scientific, Inc. ("RSS") entered into an agreement pursuant to which the Company agreed to provide general business and administrative support to RSS. RSS is a privately held computational drug design company focused on utilizing bio-informatics and computer aided molecular design to assist pharmaceutical and biotechnology companies. The Company performed and completed all necessary services for RSS during the third quarter of 2002. In consideration for such services, RSS agreed to grant the Company a five-year option to purchase shares of RSS common stock. The Company also has an option to purchase additional equity in RSS upon the occurrence of certain events. Michael Feldman is the Chief Executive Officer of RSS and owns approximately 25.5% of the outstanding common stock of RSS. Michael Feldman is the son of Jerome Feldman, Chief Executive Officer of the Company. Jerome Feldman owns less than 1% of the outstanding common stock of RSS. In addition, Roald Hoffmann, a director of the Company, is a director of RSS and has options to purchase shares of RSS common stock.

         In 2000, the Company made loans to Jerome Feldman totaling approximately $1,278,000 to purchase an aggregate of 150,000 shares of Class B Common Stock. At December 31, 2002 and 2001, the Company had total loans receivable from Mr. Feldman in the amount of approximately $4,095,000, the proceeds of which were used to purchase an aggregate of 537,500 shares of Class B Common Stock.

         Such loans bear interest at the prime rate of Fleet Bank and are secured by the purchased Class B Common Stock and certain other assets. All principal on the loans and accrued interest, totaling $1,075,000, $881,000 and $594,000 at December 31, 2002, 2001, and 2000, respectively, are due on May 31, 2007.

         The Compensation Committee approved an Incentive Compensation Agreement (the "Incentive Agreement") with Mr. Feldman on April 1, 2002. The Incentive Agreement provides that Mr. Feldman is eligible to receive from the Company up to five payments in an amount of $1 million each, based on the closing price of the Company's common stock sustaining increasing specified levels over periods of at least 10 consecutive trading days. In the event that the higher specified thresholds are attained prior to the lower specified thresholds being attained, the lower thresholds automatically become payable as well. To the extent there are any outstanding loans from the Company to Mr. Feldman at the time an incentive payment is payable, the Company will set off the payment of such incentive payment against the outstanding principal and interest under such loans. The Incentive Agreement will terminate on the earlier of (a) May 3, 2007 or (b) the date of termination of Mr. Feldman's employment with the Company (other than termination by (i) the Company in breach of Mr. Feldman's Employment Agreement or (ii) Mr. Feldman for Good Reason).

         In prior years, the Company made unsecured loans to Mr. Feldman in the amount of approximately $334,000, which unsecured loans primarily bear interest at the prime rate of Fleet Bank.

         For a description of certain transactions pursuant to which the Company received proceeds from the sale of Common Stock and Class B Common Stock to certain related parties, see Note 11.

         On May 16, 2001, the Company sold 200,000 shares of Millennium common stock at $8.50 per share and on September 28, 2001, the Company sold 300,000 shares of its Millennium common stock at $3.50 per share, to an affiliated entity of Liberty Wanger Asset Management L.P., a 5% stockholder of the Company.

17.      Commitments and contingencies

(a) The Company has various noncancellable leases for real property and machinery and equipment. Such leases expire at various dates with, in some cases, options to extend their terms. Lease commitments related to facilities closed as part of the restructuring (see Note 15) are not included below.

     Minimum rentals under long-term operating leases are as follows (in thousands):

                      Real                 Machinery &
                   property                  equipment                Total
----------------------------------------------------------------------------
2003               $  2,726                    $   894              $  3,620
2004                  1,708                        464                 2,172
2005                  1,368                        202                 1,570
2006                  1,097                        105                 1,202
2007                    675                         76                   751
Thereafter            3,644                                            3,644
----------------------------------------------------------------------------
Total               $11,218                     $1,741               $12,959
----------------------------------------------------------------------------

Several of the leases contain provisions for rent escalation based primarily on increases in real estate taxes and operating costs incurred by the lessor. Rent expense was approximately $4,041,861, $5,349,547 and $9,565,038 for 2002, 2001
and 2000, respectively.

(b) On March 23, 2000, the Company agreed to guarantee up to $1,800,000 of GSES's debt pursuant to GSES's credit facility. In consideration for such guarantee, the Company received warrants to purchase 150,000 shares of GSES common stock at an exercise price of $2.38 per share, which warrants expire on August 17, 2003. GSES's credit facility would have expired on March 23, 2003, however, this facility was extended until March 31, 2004. As part of such extension, the Company was required to extend its $1,800,000 limited guarantee. In consideration for the extension of the guarantee, the Company received 150,000 shares of GSES common stock.

(c) The Company has guaranteed the leases for FSP's New Jersey and Connecticut warehouses, totaling approximately $1,589,000 per year through the first quarter of 2007, and an aggregate of $455,000 for certain equipment leases through April 2004. The Company's guarantee of such leases was in effect when FSP was a wholly-owned subsidiary of the Company. In 1998, the Company sold substantially all of the operating assets of Five Star Group to the predecessor company of FSP. As part of this transaction, the landlord of the New Jersey and Connecticut facilities and the lessor of the equipment did not consent to the release of the Company's guarantee.

(d) The Company is party to several lawsuits and claims incidental to its business, including a claim regarding an environmental matter. Management believes that the ultimate liability, if any, of these lawsuits and claims will not have a material adverse effect on the Company's consolidated financial statements.

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

         The complaint, which is pending in the New York State Supreme Court, alleges that the defendants created a doctored budget to conceal the poor performance of the United Kingdom operation of Learning Technologies. The complaint also alleges that the defendants represented that Learning Technologies would continue to receive business from Systemhouse even though the defendants knew that the sale of Systemhouse to EDS was imminent and that such business would cease after such sale. In February 2001, the defendants filed answers denying liability. No counterclaims against the plaintiffs have been asserted. Although discovery had not yet been completed, defendants made a motion for summary judgment, which was submitted in April 2002. The motion was denied by the court due to the MCI bankruptcy (described below), but with leave granted to the other defendants to renew.

         One of the defendants, MCI, filed for bankruptcy protection in July 2002. As a result, the action is stayed as to MCI. The Company and General Physics both filed timely Proofs of Claim in the United States Bankruptcy Court against MCI and WorldCom, Inc., et al. The other defendants made an application to the Court to stay the action until a later-commenced arbitration, alleging breach of the acquisition agreement, is concluded. The motion, which the Company has opposed, is under judicial consideration.

         The parties have engaged in non-binding mediation. At the latest mediation conference, EDS stated that it did not intend to file a motion for summary judgment following the close of discovery on February 28, 2003, and intended to try the case if a settlement was not reached. On March 14, 2003, the Company filed a Note of Issue which places the case on the trial calendar.

         The Company is not a party to any legal proceeding, the outcome of which is believed by management to have a reasonable likelihood of having a material adverse effect upon the financial condition of the Company.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES



GP Strategies                                                 Supplementary Data
Corporation
and Subsidiaries


SELECTED QUARTERLY FINANCIAL DATA

(unaudited)                                      (in thousands, except per share data)
                                                                   three months ended
                                 March 31,     June 30,     Sept. 30,     Dec. 31,    March 31,   June 30,    Sept. 30,    Dec. 31,
                                     2002         2002          2002         2002         2001       2001         2001        2001
-----------------------------------------------------------------------------------------------------------------------------------
Sales                             $40,226      $39,242       $36,616      $36,149      $49,114    $50,347      $44,713     $42,437
Gross margin                        5,448        4,905         3,426        3,686        6,359      6,974        4,683       4,561
Net income (loss)                     205           63       $(3,887)     $(1,609)        (244)       734          847      (2,282)

Net income (loss) per share:
Basic                                 .01        (.01)         (.24)        (.10)        (.02)        .06          .06       (.19)
Diluted                               .01        (.01)         (.24)        (.10)        (.02)        .06          .06       (.19)
-----------------------------------------------------------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information with respect to the directors and executive officers of the Company is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this Report.

ITEM 11. EXECUTIVE COMPENSATION

         Information with respect to the Executive Compensation of the Company is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this Report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Information with respect to the security ownership of certain beneficial owners and management of the Company is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this Report.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information with respect to the certain relationships and related transactions of the Company is incorporated herein by reference to the Company's definitive proxy statement pursuant to Regulation 14A, which proxy statement will be filed not later than 120 days after the end of the fiscal year covered by this Report.

ITEM 14. CONTROLS AND PROCEDURES

         Within the 90-day period prior to the filing of this report, the Company's management, including the Chief Executive Officer and the President and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-14(c). Based on that evaluation, the Chief Executive Officer and the President and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the date of that evaluation. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and the President and Chief Financial Officer completed their evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

(a)(1) The following financial statements are included in Part II,
       Item 8. Financial Statements and Supplementary Data:

       FINANCIAL STATEMENTS OF GP STRATEGIES CORPORATION AND SUBSIDIARIES:

                                                                        Page
Independent Auditors' Report                                             37

Financial Statements:

Consolidated Balance Sheets -
December 31, 2002 and 2001                                               38

Consolidated Statements of Operations -
Years ended December 31, 2002, 2001 and 2000                             40

Consolidated Statements of Changes in Stockholders' Equity -
Years ended December 31, 2002, 2001 and 2000                             41

Consolidated Statements of Cash Flows -
Years ended December 31, 2002, 2001 and 2000                             42

Notes to Consolidated Financial Statements                               44

(a)(2) Financial Statement Schedules

Schedule II - Validation and Qualifying Accounts                         i


Independent Auditors' Report on Schedule                                 ii
(a)(3) Exhibits
                                                                         *
          Consent of KPMG LLP, Independent Auditors

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

Dated: April 14, 2003

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

Harvey P. Eisen            Director

Roald Hoffmann             Director

     CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13a-14 OF THE
                         SECURITIES EXCHANGE ACT OF 1934


     I, Jerome I. Feldman, Chief Executive Officer of GP Strategies Corporation, certify that:

     1. I have reviewed this annual report on Form 10-K of GP Strategies Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003                                   Jerome I. Feldman

        CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13a-14 OF THE
         SECURITIES EXCHANGE ACT OF 1934

     I, Scott N. Greenberg, President and Chief Financial Officer of GP Strategies Corporation, certify that:

     1. I have reviewed this annual report on Form 10-K of GP Strategies Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003                                   Scott N. Greenberg

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   SCHEDULE II

               Valuation and qualifying accounts (in thousands)



                                                                  Additions
                                              Balance at           Charged to                            Balance at
                                               Beginning           Costs &                                   End of
                                             of Period            Expenses             Deductions(a)         Period

Year ended December 31, 2002:
Allowance for doubtful accounts (a)               $   529            $    823                $  (498)       $   854


Year ended December 31, 2001:
Allowance for doubtful accounts (b)               $   859            $    102                $  (432)       $   529


Year ended December 31, 2000:
Allowance for doubtful accounts (b)               $ 2,905            $    139                $(2,185)       $   859



(a) Write-off of uncollectible accounts, net of recoveries. (b) Deducted from related asset on Balance Sheet.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
GP Strategies Corporation

Under date of April 11, 2003, we reported on the consolidated balance sheets of GP Strategies Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002, as contained in the Annual Report on Form 10-K for the year ended December 31, 2002. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


KPMG LLP

New York, New York
April 11, 2003

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

10.2                      GP Strategies' Millennium Cell, LLC Option
                          Plan. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

10.3 Employment Agreement, dated as of June 1, 1999, between the Registrant and Jerome I. Feldman. Incorporated herein by reference to Exhibit 10 of the Registrant's Form 10-Q for the second quarter ended June 30, 1999.


10.4 Incentive Compensation Agreement dated as of May 3, 2002 between the Registrant and Jerome I. Feldman.*

10.5 Employment Agreement, dated as of July 1, 1999, between the Registrant and Scott N. Greenberg. Incorpo-rated herein by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the third quarter ended September 30, 1999

10.6 Separation Agreement, dated as of September 3, 2002, between the General Physics
                          Corporation and John C. McAuliffe.
                          Incorporated herein by reference to Exhibit
                          10 of the Registrant's Form 8-K filed on September 4, 2002.

10.7 Employment Agreement dated as of May 1, 2001 between the Registrant and Andrea D. Kantor. Incorporated herein by reference to Exhibit 10 of the Registrant's Form 10-Q for the second quarter ended June 30, 2001.

10.8 Termination of Merger Agreement, dated February 11, 2000, to the Agreement and Plan of Merger dated as of October 6, 1999, by and among the Registrant, VS&A Communica- tions Partners III, L.P., VS&A Communications Parallel Partners III, L.P., VS&A-GP, L.L.C. and VS&A-GP Acquisitions, Inc. Incorporated herein by reference to
                          Exhibit 10 of the Registrants Form 8-K
                          filed on February 14, 2000.

10.9 Registrant's 401(k) Savings Plan, dated January 29, 1992, effective March 1, 1992. Incorporated herein by reference to Exhibit
                          10.12 of the Registrant's Annual Report on
                          Form 10-K for the year ended December 31, 1991.

10.10 Asset Purchase Agreement, dated as of June 3, 1998, by and among SHL Systemhouse Co., MCI Systemhouse Corp., SHL Computer Innovations Inc., SHL Technology Solutions Limited and General Physics Corporation. Incorporated herein by reference to Exhibit
                          10.1 of the Registrant's Form 8-K dated
                          June 29, 1998.


10.11 Preferred Provider Agreement, dated as of June 3, 1998, by and among SHL Systemhouse Co., MCI Systemhouse Corp., SHL Computer Innovations Inc., SHL Technology Solutions Limited and General Physics Corporation. Incorporated herein by reference to Exhibit
                          10.2 of the Registrant's Form 8-K dated
                          June 29, 1998.

10.12 Second Amended and Restated Credit Agreement dated as of December 14, 2001, by and among the Registrant, General Physics Corporation, as the Borrowers, LaSalle Business Credit Inc. and Dime Savings Bank of New York, FSB, the Lenders and Fleet National Bank, as Agent, as Issuing Bank and as Lead Arranger. Incorporated herein by reference to Exhibit 10.11 to the Registrant's Form 10-K for the year ended December 31, 2001

10.13 Asset Purchase Agreement dated as of July 13, 1998, between the Registrant's wholly-owned subsidiary, General Physics Corporation and The Deltapoint Corporation. Incorporated herein by reference to the Registrant's Form 8-K dated July 27, 1998.

10.14 Rights Agreement, dated as of June 23, 1997, between National Patent Development Corporation and Computershare Investor Services LLC, as Rights Agent, which includes, as Exhibit A thereto, the Resolution of the Board of Directors with respect to Series A Junior Participating Preferred Stock, as Exhibit B thereto, the form of Rights Certificate and as Exhibit C thereto the form of Summary of Rights. Incorporated herein by reference to Exhibit
                          4.1 of the Registrant's Form 8-K filed on July 17, 1997.

10.15 Amendment, dated as of July 30, 1999, to the Rights Agreement dated as of June 23, 1997, between the Computershare Investor Services LLC, as Rights Agent.
                          Incorporated herein by reference to Exhibit
                          4.2 of the Registrant's report on Form
                          8-A12B/A filed on August 2, 1999.

10.16 Amendment, dated as of December 16, 1999, to the Rights Agreement dated as of June 23, 1997, between the Registrant and Computershare Investor Services LLC, as Rights Agent. Incorporated herein by reference to Exhibit 4.2 of the Company's report on From 8-A12B/A filed on December 17, 1999.

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

10.21 Stockholders Agreement dated February 11, 2000, among the Registrant, Andersen Weinroth & Co., L.P. and Jerome I. Feldman. Incorporated herein by reference to Exhibit 16 of Jerome I. Feldman's Amendment No. 5 to Schedule 13D filed on February 23, 2000

10.22 Subscription Agreement dated as of October 19, 2001 between the Registrant and Bedford Oak Partners, L.P. Incorporated herein by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

10.23 Subscription Agreement dated as of May 3, 2002 by and between the Registrant and Bedford Oak Partners, L.P. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 10-Q for the second quarter ended March 31, 2002.

10.24 Investor Rights Agreement dated as of December 27, 2001 among the Registrant, Hydro Med Sciences and certain Institutional Investors. Incorporated herein by reference to Exhibit 10.23 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2001.

10.25 Stock Purchase Agreement dated as of December 27, 2001 among the Registrant, Hydro Med Sciences and certain Institutional Investors. Incorporated herein by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

10.26 Right of First Refusal Co-Sale Agreement dated as of December 27, 2001 among the Registrant, Hydro Med Sciences and certain Institutional Investors. Incorporated herein by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

10.27 Termination Agreement dated as of December 21, 2001 between Hydro med Sciences and Shire US Inc. Incorporated herein by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

10.28 Amended Note dated August 2, 2002 in the amount of $4,500,000 payable by Five Star Products, Inc. to JL Distributors, a wholly owned subsidiary of the Registrant.*

10.29 Voting Agreement dated as of June 30, 2002 between the Registrant and Five Star
                          Products, Inc.*

10.30 Stock Purchase Agreement dated as of May 3, 2002 by and between the Registrant and EGI-Fund(02)04 Investors, L.L.L.
                          Incorporated herein by reference to Exhibit
                          10.1 to the Registrant's Form 10-Q for the second quarter ended March 31, 2002.

10.31 Advisory Services Agreement dated as of May 3, 2002 by and between the Registrant and Equity Group Investments, L.L.C. Incorporated herein by reference to Exhibit
                          10.2 to the Registrant's Form 10-Q for the second quarter ended March 31, 2002.

10.32 Subscription Agreement dated as of May 3, 2002 by and between the Registrant and Marshall Geller. Incorporated herein by reference to Exhibit 10.4 to the Registrant's Form 10-Q for the second quarter ended March 31, 2002.

10.33                     Form of Officer's Pledge Agreement*

10.34                     Form of Officer's Promissory Note*

10.35 Sublease Agreement dated as of December 13, 2002 between the Registrant and Austin
                          Nichols & Company, Inc.*

10.36 Lease Agreement dated as of July 5, 2002 between the Registrant's wholly-owned subsidiary, General Physics Corporation and Riggs Company.*

10.37 First Amendment and Limited Waiver to Credit Agreement dated as of March 31, 2003 by and among the Registrant and General Physics Corporation as the Borrower and Fleet National Bank as agent for the Lenders.**


18                        Not Applicable

19                        Not Applicable

20                        Not Applicable

21                        Subsidiaries of the Registrant*

22                        Not Applicable

23                        Consent of KPMG LLP, Independent Auditors*

28                        Not Applicable

99.1                      Certification Pursuant to Section 18 U.S.C.
                          Section 1350 of Chief Executive Officer.*

99.2                      Certification Pursuant to Section 18 U.S.C.
                          Section 1350 of Chief Financial Officer.*

* Filed herewith.