Form 10-K/A
period 2002-12-31
GP STRATEGIES CORP
filed 2003-04-29
CIK 70415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                          Commission File Number 1-7234
                            GP STRATEGIES CORPORATION
             (Exact name of Registrant as specified in its charter)

            Delaware                                      13-1926739
----------------------------                -----------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)

777 Westchester Avenue, White Plains, NY                    10604
----------------------------------------    -----------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:          (914) 249-9700

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

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Jerome I. Feldman is founder and since 1959 has been Chief Executive Officer and a Director of the Company. He has also been Chairman of the Board of the Company since 1999. He was President of the Company from 1959 until 2001. He has been Chairman of the Board of Five Star Products, Inc. ("Five Star"), a wholesale distributor of home decorating, hardware and finishing products, since 1994, a Director of GSE Systems, Inc. ("GSE"), a software design and development company, since 1994, and Chairman of the Board of GSE since 1997. Mr. Feldman is also Chairman of the New England Colleges Fund and a trustee of Northern Westchester Hospital. Age 74.

         Scott N. Greenberg has been a Director of the Company since 1987 and President and Chief Financial Officer since 2001. He was Executive Vice President and Chief Financial Officer from 1998 to 2001, Vice President and Chief Financial Officer from 1989 to 1998, and Vice President, Finance from 1985 to 1989. He has been a director of GSE since 1999. Age 46.

         Harvey P. Eisen has been a Director of the Company since July 2002. He has been Chairman and Managing Member of Bedford Oak Management, LLC since 1998. Prior thereto, Mr. Eisen served as Senior Vice President of Travelers, Inc. and of Primerica prior to its merger with Travelers in 1993. Mr. Eisen has over thirty years of asset management experience, is often consulted by the national media for his views on all phases of the investment marketplace, and is frequently quoted in The Wall Street Journal, The New York Times, PensionWorld, U.S. News & World Report, Financial World and Business Week, among others. Mr. Eisen also appears regularly on such television programs as Wall Street Week, CNN, and CNBC. Mr. Eisen is a trustee of the University of Missouri Business School where he established the first accredited course on the Warren Buffet Principles of Investing. He is also a trustee at the Rippowam Cisqua School in Bedford, New York and the Northern Westchester Hospital Center. Age 59.

         Marshall S. Geller has been a Director of the Company since February 2002. Mr. Geller is Co-Founder and a Senior Managing Member of St. Cloud Capital Partners. L.P., an SBIC (Small Business Investment Company) formed in December 2001. He is also Chairman of the Board, Chief Executive Officer, and Founding Partner of Geller & Friend Capital Partners, Inc., a private merchant bank formed in November 1995. From 1991 to October 1995, Mr. Geller was the Senior Managing Partner of Golenberg & Geller, Inc., a merchant banking investment company. Mr. Geller has spent more than thirty years in corporate finance and investment banking, including twenty years as Senior Managing Director for Bear, Stearns and Company, with oversight of all operations in Los Angeles, San Francisco, Chicago, Hong Kong and the Far East. Mr. Geller currently serves as a director on the board of ShopNBC/Value Vision Media, Inc. and is on the Board of

Governers of Cedars-Sinai Medical Center, Los Angeles. Mr. Geller also serves on the Dean's Advisory Council for the College of Business & Economics at California State University, Los Angeles. Age: 64.

         Roald Hoffmann, Ph.D. has been a Director of the Company since 1988. He has been the Frank H. T. Rhodes Professor of Humane Letters and Professor of Chemistry since 2001 and from 1974 to 2001 was the John Newman Professor of Physical Science at Cornell University. Dr. Hoffmann is a member of the National Academy of Sciences and the American Academy of Arts and Sciences. In 1981, he shared the Nobel Prize in Chemistry with Dr. Kenichi Fukui. Age 65.

         Bernard M. Kauderer has been a Director of the Company since 1997. He retired from the United States Navy in 1986 as Vice Admiral. He was Former Commander, Submarine Force, United States Atlantic and Pacific Fleets. He has been a consultant to industry and government since 1986. Age 71.

         Mark A. Radzik, a designee of EGI, has been a Director of the Company since July 2002. He has served as a Managing Director of EGI since 1998. Prior to 1998, Mr. Radzik was a vice president of the Merchant Banking Group of Banque Paribas and a manager at Arthur Andersen. Mr. Radzik is also a director of Security Associates International, Inc., a wholesale security alarm monitoring company. Age 38.

         Ogden R. Reid has been a Director of the Company since 1979. Mr. Reid had been Editor and Publisher of the New York Herald Tribune and of its International Edition; United States Ambassador to Israel; a six-term member of the United States Congress and a New York State Environmental Commissioner. Age 77.

         Gordon Smale has been a Director of the Company since 1997. He has been President and a Director of Atlantic Oil Corporation, a producing oil and gas company, since 1970; President of Atmic, Inc., an oil and gas management company, since 1983; Chairman of the Board of CamWest Inc., an oil and gas exploration and development company, since 1992; and Manager of Cedar Ridge LLC, a methane coal gas exploration and development company, since 1994. Age 71.

         Douglas E. Sharp has been the President of General Physics Corporation since September 2002. Mr. Sharp has had a broad range of experience at General Physics having worked in all of the market sectors served by General Physics during his 21-year tenure at General Physics. Mr. Sharp, who is a mechanical engineer, had most recently served as Chief Operating Officer of General Physics. Age 44.

         Andrea D. Kantor has been Vice President and General Counsel since 2001, Vice President and Corporate Counsel from 1999 to 2001, and Associate General Counsel from 1988 to 1999. Ms. Kantor is a member of the Association of the Bar of the City of New York and a member of the Corporate and Securities Law Committee of the American Corporate Counsel Association. Age 46.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's securities, to file reports of ownership and changes in ownership with the SEC and the New York Stock Exchange, and to furnish such reports to the Company.

         Based solely on a review of copies of such reports for 2002 the Company believes that during 2002, all reports applicable to its officers, directors and greater than 10% beneficial owners were filed on a timely basis, except that Admiral Kauderer filed one late report and Douglas Sharp filed two late reports.


ITEM 11. EXECUTIVE COMPENSATION

         The following table and notes present the compensation paid by the Company and subsidiaries to its Chief Executive Officer and the Company's other executive officers.

                           Summary Compensation Table

                                                                Annual                   Long Term
                                                             Compensation              Compensation
                                                                              Other
                                                                             Annual     Securities      All Other
                                                  Salary         Bonus    Compensation  Underlying    Compensation
Name and Principal Position             Year        ($)           ($)          ($)      Options(#)         ($)
---------------------------             ----        ---           ---          ---      ----------         ---

Jerome I. Feldman...................    2002       436,015           --         --       100,000(1)     32,514(2)
     Chairman and Chief                 2001       413,915           --         --            --        82,622(3)
     Executive Officer                  2000       425,000           --         --            --       100,472(4)

Scott N. Greenberg..................    2002       239,393           --         --       100,000(1)      7,455(5)
     President and Chief                2001       233,158                      --            --         7,121(6)
     Financial Officer                  2000       234,233           --     65,560(7)         --         6,146(8)

Douglas E. Sharp....................    2002       280,618(9)        --         --        75,100(1)      5,310(10)
     President, General Physics         2001       249,894(9)        --         --           100(1)      6,777(11)
                                        2000       239,114(9)        --      5,960(7)      5,000(1)      5,987(12)

Andrea D. Kantor....................    2002       188,003           --         --        50,000(1)      6,463(13)
     Vice President and                 2001       192,410                      --            --         6,841(14)
     General Counsel                    2000       189,920           --      8,906(7)         --         6,012(15)


(1) Consists of options to purchase shares of Common Stock granted pursuant to the Company's 1973 Non-Qualified Stock Option Plan, as amended (the "Plan").

(2) Includes a $4,489 matching contribution to GP Retirement Saving Plan (f/n/a the General Physics Corporation Profit Investment Plan (the "GP
         Plan); $23,792 for split dollar life insurance premiums; and $4,233 for group term life insurance premiums.

(3) Includes $50,000 for services rendered to GPC; a $4,589 matching contribution to the GP Plan; $19,752 for split dollar life insurance premiums; and $8,281 for group term life insurance premiums.

(4) Includes $62,500 for services rendered to GPC; a $5,250 matching contribution to GP Plan; $24,441 for split dollar life insurance premiums; and $8,281 for group term life insurance premiums.

(5) Includes a $6,270 matching contribution to the GP Plan; $568 for split dollar life insurance premiums and $617 for group term life insurance premiums.

(6) Includes a $5,985 matching contribution to the GP Plan; $533 for split dollar life insurance premiums; and $603 group term life insurance premiums.

(7) Grant date present values of options to purchase shares of common stock of Millennium Cell Inc. ("Millennium Cell") owned by the Company, which options were granted on February 11, 2000 pursuant to the terms of the GP Strategies Millennium Cell, LLC Plan. Such options have an exercise price of $.91 per share (the Company's estimate of the fair market value on the date of grant is $.70), were either fully exercisable on the date of grant or 50% exercisable on the date of grant and 50% exercisable on the first anniversary of the date of grant, and have an expiration date, as amended, of June 30, 2003. Grant date present values were determined using the Black-Scholes option pricing model, using the following assumptions: (a) time of exercise is May 11, 2002,
         (b) stock price volatility is 75%, (c) the risk-free rate of return is 5.75%, and (d) the dividend yield is 0%. No discount was applied to the option values to account for the facts that the options are not freely transferable and are subject to the risk of forfeiture. Includes options to purchase 241,919, 21,910 and 32,865 shares of Millennium Cell common stock ("Millennium Common Stock") owned by the Company, granted to Mr. Greenberg, Mr. Sharp and Ms. Kantor, respectively.

(8) Includes a $5,250 matching contribution to the GP Plan; $494 for split dollar life insurance premiums; and $402 group term life insurance premiums.

(9)      Paid by GPC for services rendered solely to GPC.

(10) Includes a $4,467 matching contribution to the GP Plan; $555 for split dollar life insurance premiums paid by GPC; and $288 for group term life insurance premiums.

(11) Includes a $5,985 matching contribution to the GP Plan; $492 for split dollar life insurance premiums paid by GPC; and $300 for group term life insurance premiums.

(12) Includes a $5,250 matching contribution to the GP Plan; $437 for split dollar life insurance premiums paid by GPC; and $300 for group term life insurance premiums.

(13) Includes a $5,407 matching contribution to the GP Plan ; $439 for split dollar life insurance premiums; and $617 for group term life insurance premiums.

(14) Includes a $6,043 matching contribution to the GP Plan; $396 for split dollar life insurance premiums; and $402 for group term life insurance premiums.

(15) Includes a $5,250 matching contribution to the GP Plan; $360 for split dollar life insurance premiums; and $402 for group term life insurance premiums.

                              Option Grants in 2002

         The following table and notes contain information concerning the grant of stock options in 2002 pursuant to the Plan to the named executive officers.


                                                                                                     Potential Realizable
                                                     Individual Grants                               Value at Assumed
                                              Percent of                                              Annual Rates of
                                             Total Options                                              Stock Price
                                  Options     Granted to     Exercise or                             Appreciation for
                                  Granted    Employees in    Base Price         Expiration             Option Term(2)
Name                              (#)(1)         2002          ($/Sh)              Date            5%($)            10%($)
----                              ------         ----          ------              ----            -----            ------

Jerome I. Feldman.................100,000          12           4.00               2/05/07         110,513          244,404
Scott N. Greenberg................100,000          12           4.00               2/05/07         110,513          244,404
Douglas E. Sharp...................75,100           9           4.40               6/25/07          91,173          201,468
Andrea D. Kantor...................50,000           6           4.00               2/05/07          55,256          122,102
-------------------


                       Aggregate Option Exercises in 2002
                        And Fiscal Year-End Option Values

         The following table and notes contain information concerning the exercise of stock options under the Plan during 2002 and unexercised options under the Plan held at the end of 2002 by the named executive officers. Unless otherwise indicated, options are to purchase shares of Common Stock.


                                  Shares                         Exercisable/Unexercisable    Value of Unexercised
                               Acquired on        Value                Options at            In-the-Money-Options at
                                 Exercise        Realized         December 31, 2002(#)        December 31, 2002($)(1)
Name                                (#)             ($)       Exercisable    Unexercisable   Exercisable  Unexercisable
----                           ------------      ---------    -----------    -------------   -----------  -------------

Jerome I. Feldman...............    -0-             -0-          100,289         53,334       69,999       35,001
Scott N. Greenberg..............    -0-             -0-          146,666         53,334       69,999       35,001
Douglas E. Sharp................    -0-             -0-          146,628         92,572        9,939       39,000
Andrea D. Kantor................    -0-             -0-           45,332         19,668       34,999       17,501
..........

(1) Calculated based on $5.05, which was the closing price of the Common Stock as reported by the New York Stock Exchange on December 31, 2002.

         During 2002, Douglas E. Sharp exercised 10,955 of his options granted under the GP Strategies Millennium Cell, LLC Plan and realized $26,959 of value, based on the difference between the exercise price of the options and the market price of Millennium common stock on the exercise date.

Compensation Committee Report on Executive Compensation

         The Compensation Committee is responsible for administering the compensation program for the executive officers of the Company. The Compensation Committee consists of Gordon Smale and Harvey P. Eisen.

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

         Compensation paid to the Company's executive officers generally consists of the following elements: base salary, annual bonus, and long-term compensation in the form of stock options and matching contributions to the GP Plan. The compensation for the executive officers of the Company is determined by a consideration of each officer's initiative and contribution to overall corporate performance and the officer's managerial abilities and performance in any special projects that the officer may have undertaken. Competitive base salaries that reflect the individual's level of responsibility are important elements of the Company's executive compensation philosophy. Subjective considerations of individual performance are considered by the Compensation Committee in establishing annual bonuses and other incentive compensation.

         The Company has certain broad-based employee benefit plans in which all employees, including the named executives, are permitted to participate on the same terms and conditions relating to eligibility and subject to the same limitations on amounts that may be contributed. In 2002, the Company also made matching contributions to the GP Plan for those participants.

Mr. Feldman's 2002 Compensation

         Mr. Feldman's compensation in 2002 was determined principally by the terms of his employment agreement with the Company, which was negotiated with the Compensation Committee of the Board of Directors and by the terms of the incentive compensation agreement described below. Effective June 1, 1999, the Company and Mr. Feldman entered into a five-year employment agreement, which agreement was extended until May 31, 2007, as described below. In considering Mr. Feldman's compensation and the terms of the employment agreement and the incentive compensation agreement, the Compensation Committee considered Mr. Feldman's significant contribution to the strategic redirection of the Company over the last several years and his role with respect to the divestiture of the Company's non-core assets. Mr. Feldman was instrumental in achieving a reduction of the Company's debt outstanding under its revolving credit facility from approximately $49,500,000 at December 31, 2000 to approximately $22,100,000 at December 31, 2002, primarily through the receipt of proceeds from the sale of the Company's Millennium common stock. In addition, Mr. Feldman led management's efforts in securing a new three-year $40 million revolving credit agreement in December 2001.

         Mr. Feldman was not eligible to receive any incentive payment under the terms of the incentive compensation agreement.

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

Gordon Smale                                                Harvey P. Eisen

Directors Compensation

         Directors who are not employees of the Company or its subsidiaries receive an annual fee of $5,000, payable quarterly, equally in cash and Common Stock and receive $1,000 for each meeting of the Board of Directors attended. Dr. Hoffmann was eligible to receive $6,000 for attending meetings of the Executive Committee in 2002. In addition Messrs. Smale, Kauderer and Dr. Hoffmann each received $15,000, $5,000 and $5,000, respectively, for service on other committees of the Board of Directors in 2002 and Mr. Reid received $20,000 in 2002 for his role in obtaining approximately $7 million in financing in December 2001 for Hydro Med Sciences, Inc. Employees of the Company or its subsidiaries do not receive additional compensation for serving as directors.

          Effective January 1, 2003, the directors' annual compensation was increased to $10,000, payable quarterly, equally in cash and Common Stock and $1,500 for each meeting of the Board of Directors attended.

         In February 2000, each of the then directors of the Company who were not employees of the Company or its subsidiaries were granted options under the GP Strategies Millennium Cell, LLC Plan to purchase 10,955 shares of Millennium common stock owned by the Company. During 2002, Mr. Reid exercised 5,955 of his options and realized $19,108 of value, Mr. Smale exercised 9,355 of his options and realized $8,794 of value, Admiral Kauderer exercised 10,955 of his options and realized $ 16,761 of value and Dr. Hoffmann exercised 10,955 of his options and realized $36,590 of value, in each case based on the difference between the exercise price of the options and the market price of Millennium common stock on the exercise date.

Employment Agreements

         Jerome I. Feldman. As of June 1, 1999, Jerome I. Feldman and the Company entered into an employment agreement pursuant to which Mr. Feldman is employed as Chief Executive Officer of the Company until May 31, 2004, unless sooner terminated. The Employment Agreement also provides that Mr. Feldman is employed as President of the Company, but effective June 12, 2001, Mr. Feldman resigned as President of the Company and Scott Greenberg was elected to that office. On April 1, 2002, the Compensation Committee extended Mr. Feldman's Employment Agreement until May 31, 2007, which extension was ratified unanimously by the Board of Directors on May 3, 2002, with Mr. Feldman abstaining.

         Commencing June 1, 1999, Mr. Feldman's base annual salary is $400,000, with annual increases of $25,000. The Company and Mr. Feldman also agreed to negotiate in good faith to formulate an annual incentive based compensation arrangement based on the Company's achieving certain financial milestones which will be fair and equitable to Mr. Feldman and the Company and its stockholders. Pursuant to such provision, the Compensation Committee approved an Incentive

Compensation Agreement (the "Incentive Agreement") with Mr. Feldman on April 1, 2002, which Incentive Agreement was ratified unanimously by the Board of Directors on May 3, 2002, with Mr. Feldman abstaining. The Incentive Agreement provides that Mr. Feldman is eligible to receive from the Company up to five payments in an amount equal to $1 million each on the first date that each of the following events occurs: (1) the closing price of the Common Stock equals or exceeds, for at least 10 consecutive trading days, $5.40; provided that if the first payment does not become payable prior to May 3, 2004, the first payment shall be paid on the date, if any, that the second payment is paid; (2) the closing price of the Common Stock equals or exceeds, for at least 10 consecutive trading days, $6.30; provided that if the second payment does not become payable prior to May 3, 2006, the second payment shall be paid on the date, if any, that the third payment is paid; (3) the closing price of the Common Stock equals or exceeds, for at least 10 consecutive trading days, $7.20; (4) the closing price of the Common Stock equals or exceeds, for at least 10 consecutive trading days, $8.10 and (5) the closing price of the Common stock equals or exceeds, for at least 10 consecutive trading days, $9.00. To the extent there are any outstanding loans from the Company to Mr. Feldman at the time an incentive payment is payable, the Company will set off the payment of such incentive payment against the outstanding principal and interest under such loans. The Incentive Agreement will terminate on the earlier to occur of (a) May 3, 2007 and (b) the date of termination of Mr. Feldman's employment with the Company (other than termination by (i) the Company in breach of Mr. Feldman's Employment Agreement or (ii) Mr. Feldman for Good Reason).

         Pursuant to the employment agreement entered into in 1999, the Company granted Mr. Feldman under the Company's option plan, options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $8.00 per share, the market price on the date of grant. Such options vested 20% immediately and 20% on each June 1 commencing June 1, 2000 and expire on May 31, 2004. The Company is required to provide Mr. Feldman with an automobile, to pay for country club dues, which membership is to be used primarily to further the Company's business, and to maintain the existing life and disability insurance covering Mr. Feldman. The maturity date of the Company's presently outstanding loans to Mr. Feldman was extended to May 31, 2004, and all contractual restrictions imposed by the Company on the disposition by Mr. Feldman of shares of Class B Stock were terminated. On April 1, 2002, the Compensation Committee amended the Employment Agreement to extend the maturity date of such loans to May 31, 2007, which amended was ratified unanimously by the Board of Directors on May 3, 2002, with Mr. Feldman abstaining.

         The Company may terminate the employment agreement for Cause, which is defined as (i) the willful and continued failure by Mr. Feldman to substantially perform his duties or obligations or (ii) the willful engaging by Mr. Feldman in misconduct which is materially monetarily injurious to the Company. If the employment agreement is terminated for Cause, the Company is required to pay Mr. Feldman his full salary through the date his employment is terminated. If Mr. Feldman's employment is terminated by his death, the Company is required to pay to his heirs, in a lump sum, an amount equal to his full salary for the period ending May 31, 2007. If, as a result of Mr. Feldman's incapacity due to physical or mental illness, he is absent from his duties on a full-time basis for the entire period of six consecutive months, and he does not return within 30 days of notice, the Company may terminate his employment. Mr. Feldman is entitled to receive his full salary during the disability period until his employment is terminated.

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

         Scott N. Greenberg. As of July 1, 1999, Scott N. Greenberg and the Company entered into an employment agreement pursuant to which Mr. Greenberg is employed as the Executive Vice President of the Company. Effective June 12, 2001 Mr. Greenberg was elected President of the Company. Unless sooner terminated pursuant to its terms, the employment agreement terminates on June 30, 2004, provided that if the employment agreement has not been terminated prior to June 30, 2002, the employment agreement is extended on June 30, 2002 to June 30, 2005. On April 1, 2002, the Compensation Committee amended Mr. Greenberg's employment agreement, which amendment was ratified unanimously by the Board of Directors on May 3, 2002, with Mr. Greenberg abstaining, to provide that the employment agreement now terminates on June 30, 2007, provided that if the employment agreement has not been terminated prior to June 30, 2005, the employment agreement is extended on June 30, 2005 to June 30, 2008.

         Commencing July 1, 1999, Mr. Greenberg's base annual salary is $250,000, with annual increases to be determined by the Board of Directors of not less than the greater of (i) 3% and (ii) the percentage increase in the Consumer Price Index. The Company agreed to pay Mr. Greenberg a signing bonus in 1999 of $300,000, which Mr. Greenberg waived. Mr. Greenberg is entitled to an annual bonus based upon the percentage increase in GPC's earnings before interest, taxes, depreciation and amortization, excluding extraordinary or unusual nonrecurring items of income and expense ("EBITDA"), from GPC's EBITDA for the prior year, up to 50% of his base salary, however Mr. Greenberg did not receive a bonus for the year 2002 because of GPC's financial performance. Pursuant to the employment agreement entered into in 1999, the Company has granted Mr. Greenberg under the Company's option plan, options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $8.00 per share, the market price on the date of grant. Such options vest 20% immediately and 20% on each July 1 commencing July 1, 2000 and expire on June 30, 2004. The Company is required to provide Mr. Greenberg with an automobile and to maintain the existing life and disability insurance covering Mr. Greenberg.

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

         Douglas E. Sharp. As of July 1, 1999, Douglas E. Sharp and GPC entered into an employment agreement pursuant to which Mr. Sharp was employed as Group President of GPC. Mr. Sharp was elected President of GPC on September 4, 2002. Unless sooner terminated pursuant to its terms, the employment agreement terminates on June 30, 2004, provided however, that since the employment agreement was not terminated prior to June 30, 2002, the employment agreement was extended on June 30, 2002 to June 30, 2005.

         Commencing July 1, 1999, Mr. Sharp's base annual salary is $230,000, with annual increases to be determined by the Board of Directors of GPC of not less than 3%. GPC paid Mr. Sharp a signing bonus in 1999 of $300,000. Mr. Sharp is entitled to an annual bonus based upon the percentage increase in GPC's EBITDA from GPC's EBITDA for the prior year, up to 50% of his base salary, however, Mr. Sharp did not receive a bonus for the year 2002 because of GPC's financial performance. Pursuant to the employment agreement entered into in

1999, the Company has granted Mr. Sharp under the Company's option plan, options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $8.00 per share, the market price on the date of grant. Such options vest 20% immediately and 20% on each July 1 commencing July 1, 2000 and expire on June 30, 2004. GPC is required to provide Mr. Sharp with an automobile.

         GPC may terminate the employment agreement for Cause, which is defined as (i) the willful and continued failure by Mr. Sharp to substantially perform his duties or obligations or (ii) the willful engaging by Mr. Sharp in misconduct which is materially monetarily injurious to GPC. If the employment agreement is terminated for Cause, GPC is required to pay Mr. Sharp his full salary through the date his employment is terminated. If Mr. Sharp's employment is terminated by his death, GPC is required to pay to his spouse or estate his full salary for a period of one year. If, as a result of Mr. Sharp's incapacity due to physical or mental illness, he is absent from his duties on a full-time basis for the entire period of six consecutive months, and he does not return within 30 days of notice, GPC may terminate his employment. Mr. Sharp is entitled to receive his full salary during the disability period until his employment is terminated.

         Mr. Sharp can terminate the employment agreement for Good Reason, which is defined to include (i) a change in control of the Company, (ii) a management change in control of the Company, or (ii) a failure by GPC to comply with any material provision of the employment agreement which has not been cured within ten days after notice. A "change in control" of the Company is defined as any of the following, but only if not approved by the Board of Directors, (i) a change in control of a nature that would be required to be reported in response to Item 1(a) of Form 8-K, other than a change of control resulting in control by Mr. Feldman or a group including Mr. Feldman or Mr. Greenberg, (ii) any "person" (as such term is used in Sections 13(d) and 4(d) of the Exchange Act), other than Mr. Feldman or Mr. Greenberg or a group including Mr. Feldman or Mr. Greenberg, is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 20% or more of the combined voting power of the Company's then outstanding securities, (iii) the Company and its affiliates owning less than a majority of the voting stock of GPC, (iv) the sale of all or substantially all of the assets of the Company, or (v) at any time when there has not been a management change of control of the Company, individuals who were either nominated for election or elected by the Board of Directors of the Company cease for any reason to constitute at least a majority of the Board. A "management change in control" of the Company is defined as (i) an event that would have constituted a change of control of the Company if it had not been approved by the Board of Directors or
(ii) a change in control of the Company of a nature that would be required to be reported in response to Item 1(a) of Form 8-K, resulting in control by a buy-out group including Mr. Feldman but not Mr. Greenberg.

         If GPC wrongfully terminates the employment agreement or Mr. Sharp terminates the employment agreement for Good Reason, (i) GPC is required to pay Mr. Sharp his full salary and provide him his benefits through the termination date, and pay him his full annual bonus for the calendar year in which termination occurs; (ii) GPC is required to pay as severance pay to Mr. Sharp an amount equal to (a) Mr. Sharp's average annual cash compensation received from

GPC during the three full calendar years immediately preceding the termination date, multiplied by (b) the greater of (I) the number of years (including partial years) that would have been remaining in the employment period if the employment agreement had not so terminated but was not subsequently extended and
(II) three, such payment to be made (c) if termination is based on a change of control of the Company, in a lump sum or (d) if termination results from any other cause, in substantially equal semimonthly installments payable over the number of years (including partial years) that would have been remaining in the employment period if the employment agreement had not so terminated but was not subsequently extended; (iii) all options to purchase the Company's Common Stock granted to Mr. Sharp under the Company's option plan or otherwise immediately become fully vested and terminate on such date as they would have terminated if Mr. Sharp's employment by GPC had not terminated and, if Mr. Sharp's termination is based on a change of control of the Company and Mr. Sharp elects to surrender any or all of such options to GPC, GPC is required to pay Mr. Sharp a lump sum cash payment equal to the excess of (a) the fair market value on the termination date of the securities issuable upon exercise of the options surrendered over
(b) the aggregate exercise price of the options surrendered; (iv) GPC is required to maintain in full force and effect, for a number of years equal to the greater of (a) the number of years (including partial years) that would have been remaining in the employment period if the employment agreement had not so terminated but was not subsequently extended and (b) three, all employee benefit plans and programs in which Mr. Sharp was entitled to participate immediately prior to the termination date; and (v) if termination of the employment agreement arises out of a breach by GPC, GPC is required to pay all other damages to which Mr. Sharp may be entitled as a result of such breach.

         Notwithstanding the foregoing, GPC shall not be obligated to pay any portion of any amount otherwise payable to Mr. Sharp if GPC could not reasonably deduct such portion solely by operation of Section 280G.

         The Company guaranteed the performance by GPC of its obligations under Mr. Sharp's employment agreement.

         Andrea D. Kantor. As of May 1, 2001, Andrea D. Kantor and the Company entered into an employment agreement pursuant to which Ms. Kantor is employed as the Vice President and General Counsel of the Company. Unless sooner terminated pursuant to its terms, the employment agreement terminates on June 30, 2004, provided however, that since the employment agreement was not terminated prior to June 30, 2002, the employment agreement was extended on June 30, 2002 to June 30, 2005.

         Commencing May 1, 2001, Ms. Kantor's base annual salary is $190,000, with annual increases to be determined by the Board of Directors of not less than the greater of (i) 3% and (ii) the percentage increase in the Consumer Price Index. Ms. Kantor is entitled to an annual bonus, as determined by the Board based upon the Company's revenues, profits or losses, financing activities, and such other factors deemed relevant by the Board. Ms. Kantor did not receive a bonus for the year 2002.

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

Performance Graph

         The following table compares the performance of the Common Stock for the periods indicated with the performance of the NYSE Market Index and the MG Group Index/Education and Training Services assuming $100 were invested on December 31, 1997 in the Common Stock, the NYSE Market Index and the MG Group Index/Education and Training Services. Values are as of December 31 of the specified year assuming that all dividends were reinvested:


----------------------------- ---------------- ------------- --------------- -------------- -------------- -------------
Company/Index Name            Base Period
                              Dec 1997         Dec 1998      Dec 1999        Dec 2000       Dec 2001       Dec 2002
----------------------------- ---------------- ------------- --------------- -------------- -------------- -------------
----------------------------- ---------------- ------------- --------------- -------------- -------------- -------------
GP Strategies                 $100.00          $108.11       $  44.14        $  31.08       $  27.39       $  36.40

----------------------------- ---------------- ------------- --------------- -------------- -------------- -------------
----------------------------- ---------------- ------------- --------------- -------------- -------------- -------------
NYSE Market Index               100.00           112.45          72.45         115.31        126.58          134.79

----------------------------- ---------------- ------------- --------------- -------------- -------------- -------------
----------------------------- ---------------- ------------- --------------- -------------- -------------- -------------
MG Group Index/Education        100.00           118.99        130.30          133.40        121.52           99.27
and Training Services
----------------------------- ---------------- ------------- --------------- -------------- -------------- -------------


Item 12.Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth the number of shares of Class B Stock and Common Stock beneficially owned as of March 19, 2003, by each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Class B Stock or Common Stock.

                             PRINCIPAL STOCKHOLDERS

                                                                           Amount and
                            Name and Address                                Nature of                   Percent of
Title of Class             of Beneficial Owner                        Beneficial Ownership               Class(1)

Class B Stock              Jerome I. Feldman                             568,750 shares(2)                 47.4%
                           c/o GP Strategies Corporation
                           777 Westchester Avenue
                           Fourth Floor
                           White Plains, NY 10604

Class B Stock              Bedford Oak Partners, L.P.                    300,000 shares(3)                 25.0 %
                           100 South Bedford Road
                           Mt. Kisco, NY 10549

Class B Stock              EGI-Fund (02-04) Investors, L.L.C.            300,000 shares(4 )                25.0%
                           Two N. Riverside Plaza
                           Chicago, IL 60606

Common Stock               Jerome I. Feldman                             690,373 shares(2)(5)               4.3%

Common Stock               Bedford Oak Partners, L.P.                  2,431,500 shares(3)(6)              15.5%

Common Stock               EGI-Fund (02-04) Investors, L.L.C.          1,290,000 shares(4)(7)               8.2%

Common Stock               Caxton International Limited                1,251,200 shares(8)                  6.0%
                           315 Enterprise Drive
                           Plainsboro, NJ 08536

Common Stock               Dimensional Fund Advisors, Inc.               925,455 shares(9)                  6.0%
                           1299 Ocean Avenue
                           Santa Monica, CA 90401

Common Stock               Liberty Wanger Asset Management L.P           870,000 shares(10)                 5.7%
                           227 West Monroe Street
                           Chicago, IL 60606

Common Stock               Pequot Capital Management, Inc.               805,400 shares(11)                 5.2%
                           500 Nyala Farm Road
                           Westport, CT 06880

Common Stock               GP Retirement Savings Plan                    934,124 shares(12)                 6.1%
                           6095 Marshalee Drive - Suite 300
                           Elkridge, MD 21075


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

(3) Based on a Schedule 13D filed by jointly by Bedford Oak Partners, L.P. ("Bedford Oak"), Bedford Oak Advisors, LLC and Harvey P. Eisen with the Securities and Exchange Commission ("SEC") on July 25, 2002. See "Certain Relationships and Related Transactions."

(4) Based on a Schedule 13D filed by EGI-Fund (02-04) Investors, L.L.C. ("EGI") with the SEC on May 13, 2002. See "Certain Relationships and Related Transactions."

(5) Includes (i) 1,173 shares of Common Stock held by members of Mr. Feldman's family, (ii) 568,750 shares of Common Stock issuable upon conversion of Class B Stock held by Mr. Feldman, (iii) 100,289 shares of Common Stock issuable upon exercise of currently exercisable stock options held by Mr. Feldman and (iii) 2,261 shares of Common Stock allocated to Mr. Feldman's account pursuant to the provisions of the GP Plan. Mr. Feldman disclaims beneficial ownership of the 1,173 shares of Common Stock held by members of his family.

(6) Includes 300,000 shares of Common Stock issuable upon conversion of Class B Stock held by Bedford Oak.

(7) Includes 300,000 shares of Common Stock issuable upon conversion of Class B Stock held by EGI.

(8) Based on a Schedule 13D/A filed jointly by Caxton International Limited, Caxton Equity Growth (BVI) Ltd., Caxton Equity Growth LLC, and Caxton Associates, L.L.C. with the SEC on June 4, 2002.

(9) Based on a Schedule 13G filed by Dimensional Fund Advisors Inc. ("Dimensional") with the SEC on February 3, 2003. Dimensional has informed the Company that the shares are owned by advisory clients of Dimensional and that Dimensional disclaims beneficial ownership of such shares.

(10) Based on a Schedule 13G filed by Liberty Wanger Asset Management, L.P. ("LWAM") with the SEC on February 4, 2003. LWAM has informed the Company that the shares have been acquired by LWAM on behalf of its discretionary clients.

(11) Based on a Schedule 13G filed by Pequot Capital Management, Inc. with the SEC on February 14, 2003.

(12)     Shares may be voted and disposed of by Plan participants.

          SECURITY OWNERSHIP OF DIRECTORS AND NAMED EXECUTIVE OFFICERS

         The following table sets forth, as of March 19, 2003, the beneficial ownership of Common Stock, Class B Stock, and voting stock by each director, each of the named executive officers, and all directors and executive officers as a group.


                                       Total Number of                     Total Number of
                                            Shares of        Percent of        Shares of     Percent of  Percent of
                                          Common Stock      Common Stock     Class B Stock     Class B     Voting
                                       Beneficially Owned     Owned(1)    Beneficially Owned  Stock(2)    Stock(3)

Jerome I. Feldman(4)................       690,373(5)            4.3%         568,750(6)        47.4%       21.0%
Scott N. Greenberg(4)...............       172,503(7)            1.1%           --                --          --
Harvey P. Eisen(8)..................     2,431,908(9)           15.5%         300,000(10)        25.5%      18.7%
Marshall S. Geller..................       213,569(11)           1.4%           --                --          --
Roald Hoffmann(4)(12)...............        12,025(11)              *           --                --          --
Bernard M. Kauderer(12).............        13,704(11)              *           --                --          --
Mark A. Radzik(12)(13)..............           814(11)(14)          *           --(15)            --          --
Ogden R. Reid(12)...................        22,454(11)              *           --                --          --
Gordon Smale(8).....................        14,025(11)              *           --                --          --
Andrea D. Kantor....................        49,471(11)(16)          *           --                --          --
Douglas E. Sharp....................       155,645(11)(17)       1.0%           --                --          --
Directors and Executive Officers
     as a Group (11 persons)                3,776,491(18)       22.5%         868,750            72.4%      56.4%


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

(4)      Member of the Executive Committee.

(5)      See footnotes 2 and 5 to Principal Stockholders Table.

(6)      See footnote 2 to Principal Stockholders Table.

(7) Includes (i) 146,666 shares of Common Stock issuable upon exercise of currently exercisable stock options held by Mr. Greenberg, (ii) 4,119 shares of Common Stock allocated to Mr. Greenberg's account pursuant to the provisions of the GP Plan and (iii) 4,000 shares of Common Stock held by members of his family. Mr. Greenberg disclaims beneficial ownership of the 4,000 shares held by members of his family.

(8)      Member of the Compensation Committee.

(9) Includes 2,431,500 shares of Common Stock beneficial owned by Bedford Oak. Mr. Eisen is deemed to have beneficial ownership of such shares by virtue of his position as managing member of Bedford Oak Advisors, LLC, the investment manager of Bedford Oak. See footnotes 3 and 6 of Principal Stockholders Table.

(10) Includes 300,000 shares of Common Stock beneficial owned by Bedford Oak. Mr. Eisen is deemed to have beneficial ownership of such shares by virtue of his position as managing member of Bedford Oak Advisors, LLC, the investment manager of Bedford Oak. See footnote 3 of Principal Stockholders Table.

(11) Includes 10,000 shares for each of Messrs. Geller, Hoffmann, Kauderer and Smale, 20,000 shares for Mr. Reid, 45,332 shares for Ms. Kantor and 150,057 for Mr. Sharp issuable upon exercise of currently exercisable stock options.

(12)     Member of the Audit Committee.

(13)     Designee of EGI.

(14) Does not include 1,290,000 shares of Common Stock beneficially owned by EGI. Mr. Radzik disclaims beneficial ownership of such shares. See footnotes 4 and 7 of Principal Stockholders Table.

(15) Does not include 300,000 shares of Class B Stock beneficially owned by EGI. Mr. Radzik disclaims beneficial ownership of such shares. See footnote 4 of Prinicpal Stockholders Table.

(16) Includes 4,139 shares of Common Stock allocated to Ms. Kantor's account pursuant to the provisions of the GP Plan.

(17) Includes 5,588 shares of Common Stock allocated to Mr. Sharp's account pursuant to the provisions of the GP Plan.

(18) Includes (i) 502,344 shares of Common Stock issuable upon exercise of currently exercisable stock options, (ii) 868,750 shares of Common Stock issuable upon conversion of Class B Stock, and (iii) 17,107 shares of Common Stock allocated to accounts pursuant to the provisions of the GP Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On October 19, 2001, the Company sold 300,000 shares of Class B Stock (the "Bedford Shares") of the Company for an aggregate purchase price of $900,000 to Bedford Oak in a private placement transaction pursuant to the Bedford Oak Agreement. Upon the disposition of any of the Bedford Shares (other than to an affiliate of Bedford Oak who agrees to be bound by the provisions of the Bedford Oak Agreement) or at the request of the Board of Directors of the Company, Bedford Oak is required to exercise the right to convert all of the Bedford Shares then owned by Bedford Oak into an equal number of shares of Common Stock of the Company (the "Underlying Shares"). The Company is required, at its expense, to file a registration statement (the "Registration Statement") to register under the Securities Act of 1933 (the "Securities Act") the resale by Bedford Oak of the Underlying Shares. On any date prior to October 19, 2003 during which the Registration Statement is not effective under the Securities Act, Bedford Oak has the right to require the Company to purchase from Bedford Oak all, but not less than all, of the Bedford Shares and Underlying Shares then held by Bedford Oak for a purchase price (the "Put Price") equal to the product of (i) the number of Shares and Underlying Shares owned by Bedford Oak and (ii) the current market price per share of Common Stock of the Company. The Company may pay the Put Price by delivering to the Investor, at the option of the Company, (i) cash, (ii) shares of Millennium Common Stock owned by the Company with a current market price equal to the Put Price, or (iii) a combination of cash and Millennium Common Stock.

         Pursuant to an agreement dated May 3, 2002, the Company sold to Bedford Oak in a private placement transaction 1,200,000 shares of Common Stock (the "Bedford Common Shares") of the Company for an aggregate purchase price of $4,200,000. The Company is required, at its expense, to file, not later than September 30, 2002, a registration statement to register under the Securities Act the resale by Bedford Oak of the Bedford Common Shares. Harvey Eisen, the managing member of Bedford Oak Advisors, LLC, the investment manager of Bedford Oak, was elected a director of the Company in July 2002.

         Pursuant to an agreement dated May 3, 2002, the Company sold to Marshall Geller, a director of the Company, in a private placement transaction 100,000 shares of Common Stock (the "Geller Common Shares") of the Company for an aggregate purchase price of $350,000. The Company is required, at its expense, to file, not later than September 30, 2002, a registration statement to register under the Securities Act the resale by Mr. Geller of the Geller Common Shares.

         Pursuant to an agreement dated May 3, 2002 (the "EGI Agreement"), the Company sold to EGI in a private placement transaction 1,000,000 shares of Common Stock (the "EGI Common Shares") of the Company for an aggregate purchase price of $3,500,000 and 300,000 shares of Class B Stock (the "EGI Class B Shares") of the Company for an aggregate purchase price of $1,260,000.

         Until such time as EGI has disposed of more than 50% of the aggregate number of EGI Common Shares and EGI Class B Shares, EGI is entitled to designate one representative to serve as a member of the Board, subject to the approval of the Company, which approval shall not be unreasonably denied or delayed. Mark Radzik, a designee of EGI, was elected a director of the Company in July 2002.

         Upon the disposition of any of the EGI Class B Shares (other than to an affiliate of EGI or to a transferee approved by the Board who in each case agrees to be bound by the provisions of the EGI Agreement), EGI is required to exercise the right to convert all of the EGI Class B Shares then owned by EGI into an equal number of shares of Common Stock (the "EGI Underlying Shares") of the Company. Until May 3, 2003, the Company has the right to purchase all, but not less than all, of the EGI Class B Shares then owned by EGI at a price per share equal to the greater of (i) the 90 day trailing average of the closing prices of the Common Stock and (ii) $5.25. If the Company exercises such right, EGI has the right to sell to the Company all or part of the EGI Common Shares then owned by EGI at a price per share of $3.50. If EGI exercises such right and the Company does not then have adequate liquidity, the repurchase of such EGI Common Shares may take place over a period of 21 months. On April 14, 2003, the Company irrevocably waived its right to exercise such call option with respect to the EGI Class B Shares .

         The Company is required, at its expense, to file, not later than August 1, 2002, a registration statement to register under the Securities Act the resale by EGI of the EGI Common Shares and the EGI Underlying Shares.

         On August 13, 2002, a registration statement covering the resale of the Underlying Shares, the Bedford Common Shares, the Geller Common Shares, the EGO Common Shares and the EGI Underlying Shares was declared effective by the Securities and Exchange Commission.

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

         The Company has made loans to Jerome I. Feldman, the Chairman of the Board and Chief Executive Officer of the Company. Mr. Feldman primarily utilized the proceeds of such loans to exercise options to purchase Class B Stock. Such loans bear interest at the prime rate of Fleet Bank and are secured by the purchased Class B Stock and certain other assets. As of March 31, 2003, the aggregate amount of indebtedness outstanding was $5,213,800, which was the largest aggregate amount of indebtedness outstanding since January 1, 2002.

         On July 1, 2002, the Company made a loan to Douglas Sharp, the President of General Physics in the principal amount of $150,000 in connection with Mr. Sharp's relocation. The loan bears interest at the prime rate of Fleet Bank. The largest aggregate amount outstanding under the loan was $155,493. As of April 22, 2003, the aggregate amount of indebtedness outstanding under the loan was $153,280.


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

Dated: April 29, 2003

        CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULE 13a-14
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     I, Jerome I. Feldman, Chief Executive Officer of GP Strategies Corporation, certify that:

     1. I have reviewed this annual report on Form 10-K/A of GP Strategies Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

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

Date: April 29, 2003                                          Jerome I. Feldman

            CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO RULE
                  13a-14 OF THE SECURITIES EXCHANGE ACT OF 1934

     I, Scott N. Greenberg, President and Chief Financial Officer of GP Strategies Corporation, certify that:

     1. I have reviewed this annual report on Form 10-K/A of GP Strategies Corporation;

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

Date: April 29, 2003
                                                           Scott N. Greenberg