Form 10-Q
period 2003-03-31
GP STRATEGIES CORP
filed 2003-05-20
CIK 70415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSAUNT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                             to
                              ------------------------------------------------

Commission File Number:                                1-7234
                       -------------------------------------------------------

                            GP STRATEGIES CORPORATION
 -----------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                            13-1926739
------------------------------------                     ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization                             Identification No.)

777 Westchester Avenue, White Plains, NY                        10604
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip code)

                                 (914) 249-9700
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period) that the registrant was required to file such reports and (2) has been subject to such filing
requirements for the past 90 days.      Yes X           No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Exchange Act).

        Yes                                 No      X

Indicate the number of shares outstanding of each of issuer's classes of common stock as of May 12, 2003:

Common Stock                                           15,996,496 shares
Class B Capital                                         1,200,000 shares

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                      Page No.

                          Part I. Financial Information

Item 1.      Financial Statements (Unaudited)

             Consolidated Condensed Balance Sheets -
                March 31, 2003 and December 31, 2002                      1

             Consolidated Condensed Statements of Operations-
                Three Months Ended March 31, 2003 and 2002                3

             Consolidated Condensed Statements of Cash Flows -
                Three Months Ended March 31, 2003 and 2002                4

             Notes to Consolidated Condensed Financial
                Statements                                                6

Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      16

Item 3.      Quantitative and Qualitative Disclosure About Market Risk   23

Item 4.      Controls and Procedures                                     23

                           Part II. Other Information

Item 6.      Exhibits and Reports on Form 8-K                            24

Signatures                                                               25

                          PART I. FINANCIAL INFORMATION

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

Item 1.     Financial Statements

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (in thousands)


                                                              March 31,          December 31,
                                                               2003                 2002
                                                             ---------           -----------
         ASSETS                                             (unaudited)               *

Current assets

Cash and cash equivalents                                     $   1,146             $   1,516
Accounts and other receivables, net                              27,655                26,708
Inventories                                                       1,513                 1,380
Costs and estimated earnings in excess of billings on
   uncompleted contracts                                         13,900                14,177
Prepaid expenses and other current assets                         4,956                 4,079
                                                             ----------            ----------

Total current assets                                             49,170                47,860
                                                              ---------            ----------

Investments, marketable securities
  and note receivable                                            12,185                14,130
                                                             ----------            ----------

Property, plant and equipment, net                                7,951                 8,299
                                                            -----------           -----------

Intangible assets
Goodwill                                                         57,460                57,491
Patents and licenses, net                                           731                   755
                                                            -----------          ------------
                                                                 58,191                58,246
Deferred tax asset                                               11,848                10,846
Other assets                                                      5,445                 5,524
                                                            -----------           -----------
                                                               $144,790              $144,905
                                                               ========              ========

* The Consolidated Condensed Balance Sheet as of December 31, 2002 has been summarized from the Company's audited Consolidated Balance Sheet as of that date. Certain amounts in the Balance Sheet as of December 31, 2002 and notes thereto, have been reclassified to conform to the 2003 classifications.

   See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                 (in thousands)

                                                       March 31,       December 31,
                                                         2003             2002
                                                       --------        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY                  (unaudited)           *

Current liabilities

Current maturities of long-term debt               $      3,565         $     3,610
Short-term borrowings                                    22,362              22,058
Accounts payable and accrued expenses                    19,150              17,552
Billings in excess of costs and estimated
 earnings on uncompleted contracts                        3,772               3,860
                                                      ---------          ----------

Total current liabilities                                48,849              47,080
                                                       --------           ---------

Long-term debt less current maturities                    3,124               3,302
                                                      ---------          ----------

Other non-current liabilities                             1,097               1,541
                                                     ----------          ----------

Stockholders' equity

Common stock                                                154                 154
Class B capital stock                                        12                  12
Additional paid in capital                              190,370             189,988
Accumulated deficit                                     (93,870)            (93,167)
Accumulated other comprehensive income                     (493)                460
Note receivable from stockholder                         (4,095)             (4,095)
Treasury stock, at cost                                    (358)               (370)
                                                    -----------         -----------
Total stockholders' equity                               91,720              92,982
                                                      ---------           ---------
                                                       $144,790            $144,905
                                                       ========            ========

* The Consolidated Condensed Balance Sheet as of December 31, 2002 has been summarized from the Company's audited Consolidated Balance sheet as of that date. Certain amounts in the Balance Sheet as of December 31, 2002 and notes thereto, have been reclassified to conform to the 2003 classifications.

   See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                      (in thousands, except per share data)

                                                         Three months
                                                         ended March 31,
                                                      2003          2002
                                                 -----------     ------------

Sales                                            $  36,087        $  40,226
Costs of sales                                      32,259           34,778
                                                 ---------         --------
Gross margin                                         3,828            5,448

Selling, general and administrative expenses        (4,423)          (4,326)

Interest expense                                      (596)            (754)

Investment and other income (loss), net                160             (435)

Gain on marketable securities                           74              440
                                                ----------        ---------

(Loss) income before income taxes                     (957)             373

Income tax benefit (expense)                           254             (168)
                                                ----------        ----------

Net (loss) income                               $     (703)        $    205
                                                ===========        ========

Net (loss) income per share
Basic and Diluted                               $      (.04)       $     .01
                                                -----------        ---------




   See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (in thousands)


                                                                           Three months
                                                                          ended March 31,
                                                                    2003                    2002
                                                                 ---------               ---------
Cash flows from operating activities:
Net (loss) income                                             $     (703)                  $ 205
Adjustments to reconcile net (loss) income to net cash
 provided by (used in) operating activities:
Issuance of stock for retirement savings plan                        290                     200
Depreciation and amortization                                        837                     671
Non-cash credit to compensation expense                             (306)                   (558)
Non-cash consultant fees                                                                     125
Gain on marketable securities                                        (74)                   (440)
(Income) loss on equity investments                                   (8)                    575
Changes in other operating items                                    (738)                  1,191
                                                               ----------                -------
Net cash (used in) provided by operating activities                 (702)                  1,969
                                                               ----------                -------

Cash flows from investing activities:

Proceeds from sale of marketable securities                          266                     561
Additions to property, plant and equipment                          (412)                   (116)
Reduction in investments and other assets, net                       354                     419
                                                                --------                --------
Net cash provided by investing activities                            208                     864
                                                               ---------                --------

Cash flows from financing activities:

Proceeds from (repayments of) short-term
 borrowings                                                          304                  (2,842)
Proceeds from exercised stock options                                104
Payments of long-term debt                                          (223)                   (178)
                                                                ---------              ----------
Net cash provided by (used in) financing activities                  185                  (3,020)
                                                               ---------                --------
Effect of exchange rate
 changes on cash and cash equivalents                                (61)                    147
                                                              -----------              ---------


                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

                                 (in thousands)

                                                               Three months
                                                              ended March 31,
                                                           2003         2002
                                                        --------      ---------

Net decrease in cash and cash
 equivalents                                          $    (370)   $     (40)
Cash and cash equivalents at the
 beginning of the periods                                 1,516        1,705
                                                      ---------    ---------
Cash and cash equivalents at the end
 of the periods                                        $  1,146     $  1,665
                                                       --------     --------

Supplemental disclosures of cash flow information:

Cash paid during the periods for:
 Interest                                             $     363    $     536
                                                      =========    =========
 Income taxes                                         $     110    $     144
                                                      =========    =========




   See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       Basis of presentation

         GP Strategies Corporation (the "Company") currently has three operating business segments. Two of these segments, the Manufacturing & Process Segment and the IT Segment, are managed through the Company's principal operating subsidiary General Physics and the third segment through its operating subsidiary MXL Industries. The Company's principle operating subsidiary is General Physics Corporation ("GP"). GP is a global workforce development company that improves the effectiveness of organizations by providing training, management consulting, e-Learning solutions and engineering services that are customized to meet the needs of specific clients. Clients include Fortune 500 companies, manufacturing, process and energy companies, and other commercial and governmental customers.

         The accompanying Consolidated Condensed Balance Sheet at March 31, 2003 and the Consolidated Condensed Statements of Operations and Cash Flows for the periods ended March 31, 2003 and 2002 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These Consolidated Condensed Financial Statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2003 interim period are not necessarily indicative of results to be expected for the entire year.

2.       Earnings (loss) per share

         Earnings (loss) per share (EPS) for the periods ended March 31, 2003 and 2002 are as follows (in thousands, except per share amounts):

                                                                          Three months
                                                                         ended March 31,
                                                                    2003                  2002
                                                                -----------            ----------

Basic and diluted EPS
         Net (loss) income                                     $    (703)             $     205
                                                               ----------              ---------
         Weighted average shares
          outstanding basic                                       16,581                 13,666
         Diluted securities                                         -                        29
                                                               -----------             ---------
         Weighted average shares
          outstanding diluted                                     16,581                 13,695
                                                               ---------                 ------
         Basic and diluted net (loss) income
          per share (a)                                        $    (.04)             $     .01
                                                               ----------            ----------



Basic earnings (loss) per share are based upon the weighted average number of common shares outstanding, including Class B common shares, during the period. Class B common stockholders have the same rights to share in profits and losses and liquidation values as common stock holders. Diluted earnings (loss) per share is based upon the weighted average number of common shares outstanding during the period, assuming the issuance of common shares for all dilutive potential common shares outstanding.

(a) For the three months ended March 31, 2003 presentation of the dilutive effect of stock options, warrants and convertible notes, which totaled 245,510 shares, are not included since they are anti-dilutive.

3.       Long-term debt

         Long-term debt consists of the following (in thousands):

                                                March 31,         December 31,
                                                   2003               2002
                                                ---------          ----------
Mortgage on MXL Pennsylvania facility          $  1,480           $  1,505
Mortgage on MXL Illinois facility                 1,206              1,212
Senior subordinated debentures                      530                558
Convertible exchangeable notes                    2,640              2,640
Other                                               833                997
                                              ---------         ----------
                                                  6,689              6,912
Less current maturities                          (3,565)            (3,610)
                                              ---------         ----------
                                               $  3,124           $  3,302
                                               ========           ========

4.       Comprehensive loss

The following are the components of comprehensive loss (in thousands):

                                                            Three months
                                                          ended March 31,
                                                      2003             2002
                                                   ---------        ----------

Net (loss) income                                $    (703)       $     205
                                                 ----------       ---------

Other comprehensive loss before tax:
 Net unrealized loss on
  available-for-sale-securities                     (1,464)          (5,004)
 Foreign currency translation adjustment               (61)             147
                                                -----------      ----------
 Other comprehensive loss, before tax               (1,525)          (4,857)
 Income tax benefit relating to items
  of other comprehensive income                        572            1,935
                                                ----------       ----------
 Comprehensive loss, net of tax                  $  (1,656)       $  (2,717)
                                                 =========        =========

The components of accumulated other comprehensive income, net are as follows:

                                                      March 31,     December 31,
                                                        2003           2002
                                                       ---------    ----------
Net unrealized gain on
 available-for-sale-securities                       $  1,216          $2,680
Foreign currency translation adjustment                (1,210)         (1,149)
                                                      -------         -------
Accumulated other comprehensive income
 before tax                                                 6           1,531
Accumulated income tax expense related to
 items of other comprehensive income                     (499)         (1,071)
                                                     --------        --------
Accumulated other comprehensive (loss) income,
 net of tax                                         $    (493)       $    460
                                                    ==========       ========

5.       Short-term borrowings

The Company and certain of its wholly owned subsidiaries entered into a First Amendment and Limited Waiver to the Amended Agreement (defined below) with various banks as of March 31, 2003 (the "First Amendment"). The First Amendment provided for a waiver of certain financial covenants in the Amended Agreement since the Company was not in compliance with certain financial covenants at December 31, 2002 and provided certain revised financial covenants for periods beginning after December 31, 2002. The First Amendment further reduced the commitment under the Amended Agreement to $30 million from $35 million and limited the availability of borrowings under the revolving loan commitment to $27 million for the period commencing March 31, 2003 through May 31, 2003 (the "First Test Period") and $26 million for the period commencing on June 1, 2003 and ending on delivery of the Company's compliance certificate for the quarter ending September 30, 2003 (the "Second Test Period"; and together with the First Test Period, the "Test Periods"). The Company does not anticipate needing to borrow in excess of $27 million or $26 million, respectively during the Test Periods. The First Amendment provides that the available revolving commitment amount may be increased to $30 million after the Second Test Period, provided that no default or event of default has occurred and is continuing under the Amended Agreement, as amended by the First Amendment. The First Amendment also added a new financial covenant with respect to minimum consolidated EBITDA effective March 31, 2003. The Company was in compliance with all of its financial covenants at March 31, 2003.

The Company has previously entered into an Amended and Restated secured $40 million Revolving Credit (the "Amended Agreement") with various banks on December 14, 2001 which amended in its entirety the Company's previous credit facility. The Amended Agreement had reduced the commitment pursuant to the revolving facility to $40 million (subject to borrowing base limitations specified in the Amended Agreement) which was subsequently reduced to $35 million as a result of asset sales by the Company.

As of March 31, 2003, the current amount outstanding under the revolving credit agreement is $22,362,000. The interest rates on the revolving credit facility are currently at prime plus 1.50% and Eurodollar plus 3.00%, at the Company's option. Based upon the financial performance of the Company, the interest rates can be reduced. The Amended Agreement is secured by all of the receivables and inventory of the Company as well as the common stock of the Company's material domestic subsidiaries and 65% of the common stock of the Company's foreign subsidiaries. The Amended Agreement also provides for additional security consisting of certain real property, personal property and substantially all marketable securities owned by the Company and its subsidiaries. The Amended Agreement contains revised minimum consolidated net worth, fixed charge coverage, leverage ratio and interest coverage ratio. The Amended Agreement also contains certain restrictive covenants, including the prohibition on future acquisitions, and provides for mandatory prepayment upon the occurrence of certain events. At March 31, 2003, there is $4,638,000 available under the facility.

The Company is currently negotiating with certain other lenders with respect to obtaining a new facility for its future financing requirements.

6.       Business segments

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

The Optical Plastics Segment, which consists of MXL, manufactures and distributes coated and molded plastic products.

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

The following tables set forth the sales and gross margin of each of the Company's operating segments (in thousands):

                                                          Three months
                                                         ended March 31,
                                                 2003                      2002
                                              ---------                 --------
Sales
Manufacturing & Process                       $32,238                   $35,165
Information Technology                          1,633                     2,305
Optical Plastics                                2,216                     2,756
                                            ---------                 ---------
                                              $36,087                   $40,226
                                              -------                   -------

Gross margin
Manufacturing & Process                       $ 3,095                   $ 4,590
Information Technology                            370                       312
Optical Plastics                                  363                       546
                                            ---------                 ---------
                                              $ 3,828                   $ 5,448
                                              -------                   -------

Information about the Company's net sales in different geographic regions, which are attributed to countries based on location of customers, is as follows (in thousands):

                                                      Three months
                                                     ended March 31,
                                               2003                      2002
                                             --------                 ----------
United States                                 $32,320                   $37,579
Canada                                            552                       299
United Kingdom                                  1,839                     1,773
Latin America and other                         1,376                       575
                                               -------                ----------
                                              $36,087                   $40,226
                                               -------                   -------

Information about the Company's identifiable assets in different geographic regions, is as follows (in thousands):

                                              March 31,             December 31,
                                                2003                    2002
                                              --------              -----------
United States                                 $139,790                 $137,303
Canada                                             626                    3,076
United Kingdom                                   3,069                    3,301
Latin America and other                          1,305                    1,225
                                              --------               -----------
                                              $144,790                 $144,905
                                              --------                 --------

7.       Restructuring charges

During 1999 and 2000, the Company adopted restructuring plans, primarily related to its IT business segment. During the period ended March 31, 2003, the Company utilized $185,000 of the restructuring reserve and recorded $60,000 of other adjustments to the reserve. Of the remaining total restructuring balance of $1,016,000 at March 31, 2003 and $1,141,000 at December 31, 2002, $162,000 and
$221,000, respectively, were included in accounts payable and accrued expenses and $854,000 and $920,000, respectively, were included in other non-current liabilities in the Consolidated Condensed Balance Sheet.

The remaining components of the restructuring charge reserve at March 31, 2003 and December 31, 2002 consist solely of lease and related obligations. Lease obligations are presented at their present value, net of assumed sublets.

8.       Goodwill and intangible assets

Effective January 1, 2002, the Company adopted FASB Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of Statement No. 142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposed of Long-Lived Assets. As of March 31, 2003, the Company had unamortized goodwill in the amount of $57,460,000. The Company did not recognize any impairment as a result of the adoption of this statement in 2002.

The components of goodwill and intangible assets as of March 31, 2003 and December 31, 2002 are as follows (in thousands):

                                           March 31,            December 31,
                                              2003                  2002
                                           ---------            -----------
Unamortized intangible assets:
Goodwill                                     $57,460              $57,491
                                             =======              =======

Amortized intangible assets:
  Patents and licenses                      $  1,348             $  1,348
  Less: accumulated amortization                 617                  593
                                           ---------             --------
    Patents and licenses, net              $     731            $     755
                                           =========            =========

Goodwill decreased as of March 31, 2003 due to the impact of foreign currency fluctuations.

9.      Investments, marketable securities and note receivable

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

The Company currently has an 8% senior unsecured note receivable from Five Star Products, Inc. ("FSP") due September 30, 2004 in the amount of $4,500,000 (the "Five Star Note"). FSP and its lenders have orally agreed to prepay to the Company $1,000,000 of the Five Star Note in 2003. There can be no assurance that a final agreement will be entered into by FSP and its lenders to permit the $1,000,000 prepayment.

10.      Litigation

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

The complaint, which is pending in the New York State Supreme Court (the "Court"), alleges that the defendants created a doctored budget to conceal the poor performance of the United Kingdom operation of Learning Technologies. The complaint also alleges that the defendants represented that Learning Technologies would continue to receive business from Systemhouse even though the defendants knew that the sale of Systemhouse to EDS was imminent and that such business would cease after such sale. In February 2001, the defendants filed answers denying liability. No counterclaims against the plaintiffs have been asserted. Although discovery had not yet been completed, defendants made a motion for summary judgment, which was submitted in April 2002. The motion was denied by the court due to the MCI bankruptcy (described below), but with leave granted to the other defendants to renew.

One of the defendants, MCI, filed for bankruptcy protection in July 2002. As a result, the action is stayed as to MCI. The Company and General Physics both filed timely Proofs of Claim in the United States Bankruptcy Court against MCI and WorldCom, Inc., et al. On or around April 22, 2003, MCI served objections to the Proofs of Claim filed by the Company and General Physics.

On May 15, 2003 the Company and General Physics submitted their opposition to the objections. The matter is scheduled to be heard by the Bankruptcy Court on June 3, 2003.

The defendants other than MCI made an application to the Court to stay the action until a later-commenced arbitration, alleging breach of the acquisition agreement, is concluded.

In a decision dated May 9, 2003, the Court granted the motion and stayed the fraud action pending the outcome of the arbitration of the claim based on breach of the acquisition agreement. The Company has a right to appeal the order staying the action. It has not yet decided whether to do so.

Before the action was stayed, the parties engaged in non-binding mediation which did not result in a settlement.

The Company is not a party to any legal proceeding, the outcome of which is believed by management to have a reasonable likelihood of having a material adverse effect upon the financial condition of the Company.

11.      Financial guarantees

On March 23, 2003, the Company extended its guarantee of up to $1,800,000 of GSES's debt pursuant to GSES's credit facility. GSES's credit facility was scheduled to expire on March 23, 2003, however, was extended until March 31, 2004. In consideration for the extension of the guarantee, the Company received 150,000 additional shares of GSES common stock with a value of $180,000. A deferred credit of $180,000 has been recorded for the receipt of these shares which will amortize to income over the term of the guarantee.

12.      Stock based compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123" ("SFAS No. 148"), and the transition guidance and annual disclosure provisions are effective for the Company for the quarterly interim periods beginning in 2003. SFAS No. 148 amends SFAS Statement No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation" and provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used. The Company continues to account for stock-based compensation using APB Opinion No. 25 and has not adopted the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. The Company has adopted the disclosure provisions of SFAS No. 148 for the 2003 fiscal year.

Proforma net income and earnings (loss) per share as if the Company recorded compensation expense based upon the fair value of stock-based awards have been presented in accordance with the provisions of SFAS No 123, for the three months ended March 31, 2003 and 2002 and are as follows (in thousands, except per share amounts):

                                                          Three months
                                                         ended March 31,
                                                   2003                   2002
                                                   ----                   ----
Net (loss) income          As reported            $(703)               $   205
                           Proforma               $(784)               $   (34)

Basic and Diluted
earnings (loss) per share
                           As reported            $(.04)               $   .01
                           Proforma               $(.05)               $    -

Pro forma net (loss) reflects only options granted since 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net (loss) amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

At March 31, 2003 and 2002, the per share weighted-average fair value of stock options granted was $2.89 and $2.58, respectively, on the date of grant using the modified Black Scholes option-pricing model with the following weighted-average assumptions: 2003 expected dividend yield 0%, risk-free interest rate of 2.45%, expected volatility of 78.76% and an expected life of
4.00 years; 2002 expected dividend yield 0%, risk-free interest rate of 4.41%, expected volatility of 73.04% and an expected life of 5.96 years.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company has three operating business segments. Two of these segments, the Manufacturing & Process Segment and the IT Segment, are managed through the Company's principal operating subsidiary General Physics and the third segment through its operating subsidiary MXL Industries. In addition, the Company holds a number of investments in publicly held companies, and including publicly traded stock in Millennium Cell Inc, GSE Systems and Five Star Products, a private company Hydro Med Sciences and owns certain real estate.

General Physics is a global workforce development company that improves the effectiveness of organizations by providing training, management consulting, e-Learning solutions and engineering services that are customized to meet the specific needs of clients. Clients include Fortune 500 companies, manufacturing, process and energy companies, and other commercial and governmental customers.

The Company had net loss before income taxes of $957,000 for the quarter ended March 31, 2003 compared to net income before taxes of $373,000 for the quarter ended March 31, 2002. Net loss before taxes for the first quarter ended March 31, 2003 included a $74,000 gain from the sale of the Company's marketable securities of Millennium Cell Inc. and a non-cash credit of $306,000 relating to the Company's Millennium Cell Deferred Compensation Plan. The income before income tax of $373,000 in the first quarter of 2002 was primarily attributable to a $440,000 gain from the sale of marketable securities of Millennium Cell Inc., and a non-cash credit of $558,000 relating to the Company's Millennium Cell Deferred Compensation Plan, offset by a non-cash equity loss of $735,000 on HMS.

Sales
                                                Three months
                                                   March 31,
                                       2003                      2002
                                    ---------                 ---------
Manufacturing & Process             $32,238                   $35,165
Information Technology                1,633                     2,305
Optical Plastics                      2,216                     2,756
                                    -------                 ---------
                                    $36,087                   $40,226
                                    -------                   -------

For the quarter ended March 31, 2003, consolidated sales decreased by $4,139,000 to $36,087,000 from $40,226,000 in the corresponding quarter of 2002. The decrease in sales in 2003 was primarily attributable to a reduction in sales from the automotive division and e-Learning division of the Manufacturing and Process Segment, as well as decreased sales from advanced manufacturing and certain high tech clients. In addition, the Information Technology Segment's sales decreased from $2,305,000 to $1,633,000 and the Optical Plastics Segment's sales decreased from $2,756,000 to $2,216,000. These decreases in sales were due primarily to the continued downturn in the economy.

Gross margin

                                               Three months
                                              Ended March 31,
                            ---------------------------------------------------
                               2003           %          2002           %
                            ---------       -----     ---------     -------
Manufacturing & Process     $ 3,095           9.6      $4,590          13.1
Information Technology          370          22.6         312          13.5
Optical Plastics                363          16.4         546          19.8
                            -------         -----    --------          ----
                            $ 3,828          10.6      $5,448          13.5
                            -------         -----      ------          ----

Consolidated gross margin of $3,828,000 or 10.6% of sales, for the quarter ended March 31, 2003, decreased by $1,620,000 compared to the consolidated gross margin of $5,448,000, or 13.5% of sales, for the quarter ended March 31, 2002. The decreases in gross margin in 2003 within the Manufacturing and Process and Optical Plastics Segments were primarily due to decreased sales for the period. The overall gross margin percentage decreased due to reduced revenues without the ability to reduce certain fixed costs. In addition, the Company's gross margin was negatively impacted with the elimination of one of the Company's minor product lines within its Optical Plastics Illinois facility.

The increase in gross margin and gross margin percentage for the three months ended March 31, 2003 within the Information Technology Segment was due largely to cost reduction initiatives within the segment and the Company's efforts to control costs on its existing contracts.

Selling, general and administrative expenses

For the three months ended March 31, 2003, Selling, general and administrative (SG&A) expenses were $4,423,000 compared to $4,326,000 in the first quarter of 2002. The increase was primarily due to a reduction in the non-cash credit relating to the Company's Deferred Compensation Plan of $252,000 and a reduction in the Company's restructuring charge reversal from 2002 of $274,000 which is included in SG&A, offset by a reduction in SG&A expenses of approximately $429,000 as a direct result of the Company's efforts to reduce costs through reductions in personnel, relocating its corporate offices at a significantly reduced rental charge and other operating expenses.

Interest expense

For the three months ended March 31, 2003, interest expense was $596,000 compared to $754,000 for the three months ended March 31, 2002. The decrease in interest expense in 2003 was primarily attributable to a decrease in the Company's outstanding indebtedness and a reduction in interest rates offset by increased fees.

Investment and other income (loss), net

For the three months ended March 31, 2003, investment and other income (loss), net was an income of $160,000, as compared to a loss of $435,000 for the quarter ended March 31, 2002. Investment and other income (loss), net for the first quarter 2003 included a non-cash equity gain of $8,000 and approximately $152,000 of interest income on loans receivable and other income. For the quarter ended March 31, 2002, investment and other income (loss) included a non-cash equity loss of $575,000 offset by approximately $140,000 of interest income on loans receivable and other income. Included in the non-cash equity loss for 2002 was an equity loss of $735,000 for HMS. The Company's investment in HMS had been written down to zero in 2002.

Income taxes

For the three months ended March 31, 2003, the Company recorded an income tax benefit of $254,000 compared to an income tax expense of $168,000 for the three months ended March 31, 2002. The current income tax benefit of $254,000 includes a deferred federal and state income tax benefit of $431,000 relating to the Company's net operating losses, offset by a current year provision for state and foreign taxes of $177,000.

Liquidity and capital resources

At March 31, 2003, the Company had cash and cash equivalents totaling $1,146,000. The Company believes that cash generated from operations, borrowing availability under its credit agreement and cash generated from its sale of marketable securities will be sufficient to fund the working capital and other needs of the Company.

The Company and certain of its wholly owned subsidiaries entered into a First Amendment and Limited Waiver to the Amended Agreement with various banks as of March 31, 2003 (the "First Amendment"). The First Amendment provided for a waiver of certain financial covenants in the Amended Agreement since the Company was not in compliance with certain financial covenants at December 31, 2002 and provided certain revised financial covenants for periods beginning after December 31, 2002. The First Amendment further reduced the commitment under the Amended Agreement to $30 million from $35 million and limited the availability of borrowings under the revolving loan commitment to $27 million for the period commencing March 31, 2003 through May 31, 2003 (the "First Test Period") and $26 million for the period commencing on June 1, 2003 and ending on delivery of the Company's compliance certificate for the quarter ending September 30, 2003 (the "Second Test Period"; and together with the First Test Period, the "Test Periods"). The Company does not anticipate needing to borrow in excess of $27 million or $26 million, respectively during the Test Periods. The First Amendment provides that the available revolving commitment amount may be increased to $30 million after the Second Test Period, provided that no default or event of default has occurred and is continuing under the Amended Agreement, as amended by the First Amendment. The First Amendment also added a new financial covenant with respect to minimum consolidated EBITDA effective March 31, 2003. The Company was in compliance with all of its financial covenants at March 31, 2003.

As of March 31, 2003, the current amount outstanding under the revolving credit agreement is $22,362,000. The interest rates on the revolving credit facility are currently at prime plus 1.50% and Eurodollar plus 3.00%, at the Company's option. Based upon the financial performance of the Company, the interest rates can be reduced. The Amended Agreement is secured by all of the receivables and inventory of the Company as well as the common stock of the Company's material domestic subsidiaries and 65% of the common stock of the Company's foreign subsidiaries. The Amended Agreement also provides for additional security consisting of certain real property, personal property and substantially all marketable securities owned by the Company and its subsidiaries. The Amended Agreement contains revised minimum consolidated net worth, fixed charge coverage, leverage ratio and interest coverage ratio. The Amended Agreement also contains certain restrictive covenants, including the prohibition on future acquisitions, and provides for mandatory prepayment upon the occurrence of certain events. At March 31, 2003, there is $4,638,000 available under the facility.

The Company currently has an 8% senior unsecured note receivable from Five Star Products, Inc. ("FSP") due September 30, 2004 in the amount of $4,500,000 (the "Five Star Note"). FSP and its lenders have orally agreed to prepay to the Company $1,000,000 of the Five Star Note in 2003. There can be no assurance that a final agreement will be entered into by FSP and its lenders to permit the $1,000,000 prepayment.

The Company is currently negotiating with certain other lenders with respect to obtaining a new facility for its future financing requirements.

On March 23, 2000, the Company agreed to guarantee up to $1,800,000 of GSES's debt pursuant to GSES's credit facility. GSES's credit facility would have expired on March 23, 2003, however the facility was extended until March 31, 2004. In consideration for the extension of the guarantee, the Company received 150,000 shares of GSES common stock, with a value of $180,000. A deferred credit of $180,000 has been recorded for the receipt of these shares which will amortize to income over the term of the guarantee.

For the quarter ended March 31, 2003, the Company's working capital decreased by $459,000 to a working capital of $321,000.

The decrease in cash and cash equivalents of $370,000 for the quarter ended March 31, 2003 resulted primarily from cash used in operating activities of $702,000 offset by cash provided by investing activities of $208,000 and financing activities of $185,000.

Recent accounting pronouncements

In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. This statement is effective for the Company in fiscal 2003. The application of SFAS No. 143 did not have and is not expected to have a material impact on the Company's Condensed Consolidated Financial Statements.

During April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"). Among other items, SFAS No. 145 updates and clarifies existing accounting pronouncements related to reporting gains and losses from the extinguishment of debt and certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS No. 145 are generally effective for fiscal years beginning after May 15, 2002, with earlier adoption of certain provisions encouraged. The application of SFAS No. 145 did not have and is not expected to have a material impact on the Company's Condensed Consolidated Financial Statements.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123" ("SFAS No. 148"),and the transition guidance and annual disclosure provisions are effective for the Company for the quarterly interim periods beginning in 2003. SFAS No. 148 amends SFAS Statement No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation" and provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used. The Company continues to account for stock-based compensation using APB Opinion No. 25 and has not adopted the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. The Company has adopted the disclosure provisions of SFAS No. 148 for the 2003 fiscal year.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). FIN No. 45 elaborates on the disclosures for interim and annual reports regarding obligations under certain guarantees issued by a guarantor. Under FIN No. 45, the guarantor is required to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at the inception of a guarantee. The recognition and measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements for FIN No. 45 are effective for interim and annual financial statements issued after December 15, 2002. The Company applied the provisions of FIN No. 45 for its financial guarantee entered into in the first quarter of 2003.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The provisions of FIN No. 46 are effective immediately for all entities with variable interests in variable interest entities created after December 31, 2002. The provisions of FIN No. 46 are effective for public entities with a variable interest in a variable interest entity created prior to January 1, 2003 no later than the end of the first annual reporting period beginning after June 15, 2003. The Company has evaluated its interests in certain entities to determine if any such entities will require consolidation under FIN No. 46, and has determined that, at this time, it is not necessary to consolidate any such entities.

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

Forward-looking statements

         The forward-looking statements contained herein reflect managements' current expectations regarding future growth, results of operations, performance and business prospects and opportunities. Wherever possible, words such as "anticipate," "believe," "plan," "expect" and similar expressions have been used to identify these forward- looking statements. These statements reflect the Company's current beliefs and are based on information currently available to the Company. Except as otherwise required by federal securities law, the company is not obligated to update or revise these forward-looking statements to reflect certain risks and uncertainties which could cause the Company's actual growth, results, performance and business prospects and opportunities to differ from those expressed in, or implied by these statements, including, but not limited to, those risks and uncertainties detailed in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

         We have no material changes to the disclosure on this matter made in our report on Form 10-K for the fiscal year ended December 31, 2002.

Item 4.    Controls and Procedures

           a. Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-14(c) and 15d-14(c)) as of a date within ninety days before the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective, providing them with material timely information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

           b. Changes in internal controls. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses and therefore no corrective actions were taken.

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


         b.       Reports

                  Form 8-K filed on March 31,  2003  reporting  event under Item
                  12.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                 March 31, 2003

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                            GP STRATEGIES CORPORATION


DATE: May 20, 2003                            Jerome I. Feldman
                                              Chairman of the Board and
                                              Chief Executive Officer


DATE: May 20, 2003                            Scott N. Greenberg
                                              President and
                                              Chief Financial Officer

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

Date: May 20, 2003


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

Date: May 20, 2003



                                          Scott N. Greenberg
                                          President and Chief Financial Officer