Form 10-Q
period 2003-06-30
GP STRATEGIES CORP
filed 2003-08-19
CIK 70415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                             to
                              ------------------------------------------------

Commission File Number:                                1-7234
                       -------------------------------------------------

                            GP STRATEGIES CORPORATION
-------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                           13-1926739
------------------------------------                   ------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization                           Identification No.)

777 Westchester Avenue, White Plains, NY                      10604
-----------------------------------------------------------------------
(Address of principal executive offices)                    (Zip code)

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

       Yes                                 No  X


Indicate the number of shares outstanding of each of issuer's classes of common stock as of August 11, 2003:

          Common Stock                                16,161,902 shares
          Class B Capital                              1,200,000 shares

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                      Page No.

                          Part I. Financial Information

Item 1.      Financial Statements (Unaudited)

             Consolidated Condensed Balance Sheets -
                June 30, 2003 and December 31, 2002                       1

             Consolidated Condensed Statements of Operations-
                Three Months and Six Months Ended June 30,
                 2003 and 2002                                            3

             Consolidated Condensed Statements of Cash Flows -
                Six Months Ended June 30, 2003 and 2002                   4

             Notes to Consolidated Condensed Financial
                Statements                                                6

Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      21

Item 3.      Quantitative and Qualitative Disclosure About Market Risk   29

Item 4.      Controls and Procedures                                     29

                           Part II. Other Information

Item 6.      Exhibits and Reports on Form 8-K                            30

Signatures                                                               32

                          PART I. FINANCIAL INFORMATION

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (in thousands)


                                                               June 30,                 December 31,
                                                                2003                       2002
                                                             ---------               -------------
                  ASSETS                                     (unaudited)
Current assets
--------------
Cash and cash equivalents                                    $      827                  $  1,516
Accounts and other receivables                                   24,499                    26,708
Inventories                                                       1,425                     1,380
Costs and estimated earnings
 in excess of billings on uncompleted contracts                  13,451                    14,177
Prepaid expenses and other current assets                         4,472                     4,079
                                                             ----------                ----------

Total current assets                                             44,674                    47,860
                                                             ----------                 ---------

Investments, marketable securities and note receivable           11,552                    14,130

Property, plant and equipment, net                                7,552                     8,299

Intangible assets
Goodwill                                                         57,542                    57,491
Patents and licenses, net                                           708                       755
                                                             ----------               -----------
                                                                 58,250                    58,246
                                                             ----------                ----------
Deferred tax asset                                               11,439                    10,846
Other assets                                                      5,923                     5,524
                                                             ----------               -----------
                                                               $139,390                  $144,905
                                                               ========                  ========



   See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                 (in thousands)



                                                     June 30,             December 31,
                                                      2003                   2002
                                                   ----------         ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY               (unaudited)

Current liabilities:

Current maturities of long-term debt                $  1,200           $     3,610
Short-term borrowings                                 21,230                22,058
Accounts payable and accrued expenses                 16,708                17,552
Billings in excess of costs and estimated
 earnings on uncompleted contracts                     3,551                 3,860
                                                    --------            ----------
Total current liabilities                             42,689                47,080
                                                     -------             ---------

Long-term debt less current maturities                 2,513                 3,302
Other non-current liabilities                          1,131                 1,541

Stockholders' equity

Common stock                                             161                   154
Class B capital stock                                     12                    12
Additional paid in capital                           194,572               189,988
Accumulated deficit                                  (96,736)              (93,167)
Accumulated other comprehensive income                  (619)                  460
Note receivable from stockholder                      (4,095)               (4,095)
Treasury stock, at cost                                 (238)                 (370)
                                                   ---------          ------------
Total stockholders' equity                            93,057                92,982
                                                   ---------            ----------
                                                    $139,390              $144,905
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

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                      (in thousands, except per share data)



                                                                      Three months                  Six months
                                                                     ended June 30,                 ended June 30,

                                                                    2003        2002            2003         2002

Sales                                                             $36,038    $ 39,242         $72,125     $ 79,468
Cost of sales                                                      31,725      34,337          63,984       69,115
                                                                   ------    --------          ------       ------
Gross margin                                                        4,313       4,905           8,141       10,353
                                                                  -------   ---------         -------       ------

Executive incentive compensation bonus                             (1,000)                    (1,000)
Non-cash debt conversion expense, net                                (622)                      (622)
Other selling, general & administrative expenses                   (4,741)     (4,737)        (9,164)       (9,277)
                                                                   -------     -------      ---------       -------
Total selling, general & administrative expenses                   (6,363)     (4,737)       (10,786)       (9,277)
                                                                   -------   ---------       -------        -------

Interest expense                                                     (592)       (675)        (1,188)       (1,429)

Investment and other income (loss), net                               502        (303)           662          (738)

Gain on marketable securities                                         138         846            212         1,286

Restructuring (charge) reversal                                      (218)        140           (218)          354
                                                                 ---------    -------     -----------     --------

(Loss) income before income taxes                                  (2,220)        176         (3,177)          549

Income tax expense                                                   (646)       (113)          (392)         (281)
                                                                 ---------   --------     -----------    ---------

Net (loss) income                                                 $(2,866)   $     63        $(3,569)    $     268
                                                                  ========   ========         =======    =========

Net (loss) income per share:
Basic and diluted                                            $   (.17)    $   (.01)     $    (.21)    $       -
                                                             =========    =========     ==========    =============

Dividends per share                                                none         none            none          none
                                                                ==========   =========      ===========   =========


   See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (in thousands)


                                                                                         Six months
                                                                                        ended June 30,
                                                                                   2003               2002
                                                                                 -------            -------
Cash flows from operations:
Net (loss) income                                                                $(3,569)          $    268
Adjustments to reconcile net (loss) income to net cash
 (used in) provided by operating activities:
  Depreciation and amortization                                                    1,758              1,320
  Non-cash debt conversion expense, net                                              622
  Issuance of stock for retirement savings plan                                      628                394
  Non-cash (credit) charge to compensation and consultant fees                      (306)               240
  (Income) loss on equity investments                                               (307)             1,086
  Restructuring charge (reversal)                                                    218               (354)
  Gain on marketable securities                                                     (212)            (1,286)
  Changes in other operating items                                                 1,784             (2,142)
                                                                                --------           --------
  Net cash provided by (used in) operating activities                                616               (474)
                                                                               ---------          ---------

Cash flows from investing activities:

Proceeds from sale of marketable securities                                          752              1,883
Proceeds from note receivable                                                        500
Additions to property, plant and equipment                                          (398)              (344)
Increase in investments and other assets, net                                     (1,043)              (880)
                                                                               ----------         ----------
Net cash (used in) provided by investing activities                                 (189)               659-
                                                                              -----------         ----------

Cash flows from financing activities:

Net proceeds from sale of Common Stock                                                               7,950
Net proceeds from sale of Class B Stock                                                              1,260
Proceeds for exercised stock options                                                 377
Repayment of short-term borrowings                                                  (828)           (8,213)
Repayments of long-term debt                                                        (559)             (349)
                                                                                    -----         ---------
Net cash (used in) provided by financing activities                               (1,010)              648
                                                                               ----------         --------
Effect of exchange rate changes on
 cash and cash equivalents                                                          (106)             (268)
                                                                              -----------         ---------


                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)

                                   (Unaudited)

                                 (in thousands)



                                                                           Six months
                                                                        ended June 30,
                                                                    2003              2002
                                                                --------         ---------


Net (decrease) increase in cash and cash equivalents            $   (689)        $     565
Cash and cash equivalents at the beginning of the period           1,516             1,705
                                                                --------          --------
Cash and cash equivalents at the end of the period              $    827          $  2,270
                                                                ========          ========


Cash paid during the periods for:
 Interest                                                        $   699          $  1,066
                                                                 =======          ========
 Income taxes                                                    $   231         $     228
                                                                 =======         =========










   See accompanying notes to the consolidated condensed financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       Basis of Presentation

GP Strategies Corporation (the "Company") currently has three operating business segments. Two of these segments, the Manufacturing & Process Segment and the IT Segment, are managed through the Company's principal operating subsidiary General Physics Corporation ("GP") and the third segment through its operating subsidiary MXL Industries ("MXL"). GP is a global workforce development company that improves the effectiveness of organizations by providing training, management consulting, e-Learning solutions and engineering services that are customized to meet the needs of specific clients. Clients include Fortune 500 companies, manufacturing, process and energy companies, and other commercial and governmental customers.

The accompanying Consolidated Condensed Balance Sheet at June 30, 2003 and the Consolidated Condensed Statements of Operations and Cash Flows for the periods ended June 30, 2003 and 2002 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. These Consolidated Condensed Financial Statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2003 interim periods are not necessarily indicative of results to be expected for the entire year.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

2.       Earnings per share

         Earnings (loss) per share (EPS) for the three and six month periods ended June 30, 2003 and 2002 are as follows (in thousands, except per share amounts):


                                                            Three months                      Six months
                                                       ended June 30,                   ended June 30,
                                                --------------------------      ---------------------------
                                                        2003          2002            2003             2002
                                                        ----          ----            ----             ----
Basic and Diluted EPS
         Net (loss) income                           $(2,866)    $      63         $(3,569)       $    268
                                                     --------    ---------         --------       --------
         Weighted average shares
          outstanding basic                           17,247        15,035          16,866          14,444
         Weighted average shares
          outstanding diluted                         17,724        15,189          17,343          14,599
                                                      ------        ------          ------          ------
         Basic and diluted net (loss)
          income per share (a) (b)                 $   (.17)      $  (.01)     $  (.21)          $     -
                                                   ---------      --------     --------          ---------


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

(a) For the three and six months ended June 30, 2003 presentation of the dilutive effect of stock options, warrants and convertible notes, which totaled 476,379 shares are not included since they are anti-dilutive.

(b) At June 30, 2002, the Company had a put option obligation of $495,000. This amount has been recorded in additional paid in capital in the Consolidated Condensed Balance Sheets. The addition to the liability of $225,000 and $255,000 in the three and six months ended June 30, 2002, respectively, are deemed to be a dividend for purposes of the basic and diluted (loss) income per share calculation.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)
3.       Long-term debt

         Long-term debt consists of the following (in thousands):

                                                                 June 30,                December 31,
                                                                   2003                      2002
                                                                ---------                 ----------
Mortgage on MXL Pennsylvania facility                          $  1,455                  $  1,505
Mortgage on MXL Illinois facility                                 1,199                     1,212
Senior subordinated debentures                                      404                       558
6% convertible exchangeable notes (a)                                                       2,640
Other                                                               655                       997
                                                              ---------                 ---------
                                                                  3,713                     6,912
Less current maturities                                          (1,200)                   (3,610)
                                                               --------                 ---------
                                                               $  2,513                  $  3,302
                                                               ========                  ========



(a) On April 23, 2003, the Company entered into an agreement (the "Exchange Agreement") with the Holders of the 6% Convertible Exchangeable Notes due June 30, 2003 (the "HMS Notes") to exchange the HMS Notes plus related accrued interest to date for 554,000 shares of the Company's Common Stock. The original agreement provided that the HMS Notes, at the option of the Holders, could be exchanged for 19.9% of the outstanding capital stock of HMS, or into shares of the Company's Common Stock at a conversion rate of $7.50 per share. As a result, in accordance with the provisions of SFAS Statement No. 84, Induced Conversions of Convertible Debt, the Company recorded debt conversion expense, net of approximately $622,000, which is included in selling, general and administrative expenses.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

4.       Comprehensive (loss) income

The following are the components of comprehensive (loss) income (in thousands):


                                                       Three months ended               Six months ended
                                                             June 30,                        June 30,
                                                      -------------------------      ----------------------
                                                          2003           2002            2003    2002
                                                          ----           ----            ----    ----

Net (loss) income                                      $(2,866)     $      63         $(3,569)   $     268
                                                       --------     ---------         --------   ---------

Other comprehensive loss before tax:
Net unrealized loss on
 available-for-sale-securities                            (135)        (3,900)         (1,599)      (8,904)
Foreign currency translation adjustment                    (45)          (415)           (106)        (268)
                                                    -----------    ----------        ---------  ----------
Other comprehensive loss before tax                       (180)        (4,315)         (1,705)      (9,172)
Income tax benefit relating to
 items of other comprehensive income                        54          1,524             626        3,459
                                                    ----------      ---------       ---------    ---------
Comprehensive loss, net of tax                         $(2,992)      $ (2,728)        $(4,648)   $  (5,445)
                                                       ========      ========         ========   =========


The components of accumulated other comprehensive income (loss) are as follows:

                                                                 June 30,                December 31,
                                                                   2003                      2002
                                                                   ----                      ----
Net unrealized gain on
 available-for-sale-securities                                   $1,081                    $2,680
Foreign currency translation adjustment                          (1,255)                   (1,149)
                                                                 -------                   ------
Accumulated other comprehensive (loss)
 income before tax                                                 (174)                    1,531
Accumulated income tax expense
 related to items of other comprehensive loss                      (445)                   (1,071)
                                                                --------                   ------
Accumulated other comprehensive (loss) income,
 net of tax                                                     $  (619)                   $  460
                                                                ========                   ======


                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

5.       Short-term borrowings

On August 14, 2003, GP and GP's subsidiary SkillRight, Inc. ("SkillRight") entered into a new two-year $25 million Revolving Credit Facility (the "Credit Agreement") with a new bank, the proceeds of which were used to repay the Company's existing credit facility. The Credit Agreement is secured by certain of the assets of GP, Skillright and MXL. The Credit Agreement also provides for an unsecured guaranty from the Company.

The interest rate on the Credit Agreement is at the Eurodollar plus 3.00%, (which as of August 14, 2003 is approximately 4%). Based upon the financial performance of GP, the interest rate can be reduced. The Credit Agreement contains covenants with respect to GP's minimum tangible net worth, leverage ratio, interest coverage ratio and its ability to make capital expenditures. The Credit Agreement also contains certain restrictive covenants including, a prohibition on future acquisitions, incurrence of debt and the payment of dividends. The Company is also subject to certain restrictive covenants including, limitations on future acquisitions. There is currently approximately $15,000,000 outstanding under the facility and approximately $3,700,000 is available to be borrowed under the facility.

As of June 30, 2003, the current amount outstanding under the then existing current facility is $21,230,000.

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

The following tables set forth the sales and gross margin of each of the Company's operating segments (in thousands):


                                       Three months ended           Six months ended
                                             June 30,                   June 30,
                                  -------------------------      ----------------------
                                       2003          2002           2003          2002
                                    -------      --------        -------       -------
Sales
Manufacturing and Process           $32,349       $34,401        $64,587       $69,566
Information Technology                1,637         2,127          3,270         4,432
Optical Plastics                      2,052         2,714          4,268         5,470
                                  ---------     ---------      ---------     ---------
                                    $36,038       $39,242        $72,125       $79,468
                                    -------       -------        -------       -------

Gross margin
Manufacturing and Process           $ 3,601        $4,259        $ 6,696        $8,849
Information Technology                  305           (54)           675           258
Optical Plastics                        407           700            770         1,246
                                  ---------      --------       --------     ---------
                                    $ 4,313        $4,905         $8,141       $10,353
                                    =======        ======         ======       =======


                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)



6.       Business segments (Continued)

Information about the Company's sales in different geographic regions, which are attributed to countries based on location of customers, is as follows (in thousands):

                              Three months ended           Six months ended
                                  June 30,                    June 30,
                         ------------------------     ------------------------
                            2003          2002           2003          2002
                         -------       ---------      --------      -------

United States            $33,755       $36,367        $66,075       $73,946
Canada                        66           432            618           731
United Kingdom             1,576         1,845          3,415         3,618
Latin America                641           598          2,017         1,173
                         -------     ---------       --------     ---------
                         $36,038       $39,242        $72,125       $79,468
                         -------       -------        -------       -------

Information about the Company's identifiable assets in different geographic regions, is as follows (in thousands):

                                      June 30,                   December 31,
                                         2003                        2002
                                         ----                        ----
United States                        $134,053                     $137,303
Canada                                    521                        3,076
United Kingdom                          3,280                        3,301
Latin America and other                 1,536                        1,225
                                  -----------                   ----------
                                     $139,390                     $144,905
                                     --------                     --------


7.       Restructuring charges

During 1999 and 2000, the Company adopted restructuring plans, primarily related to its IT business segment. During the six month period ended June 30, 2003 the Company utilized $378,000 of the restructuring reserve and recorded $254,000 of other adjustments to the reserve. Of the remaining total restructuring reserve balance of $1,077,000 at June 30, 2003 and $1,141,000 at December 31, 2002,
$145,000 and $221,000, respectively, were included in

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

7.       Restructuring charges (continued)

accounts payable and accrued expenses and $932,000 and $920,000, respectively, were included in other non-current liabilities in the Consolidated Condensed Balance Sheet.

The remaining components of the restructuring reserve at June 30, 2003 and December 31, 2002 consist solely of lease and related obligations. Lease obligations are presented at their fair value, net of assumed sublets.

8.       Goodwill and intangible assets


The components of goodwill and intangible assets as of June 30, 2003 and December 31, 2002 are as follows (in thousands):

                                           June 30,             December 31,
                                             2003                  2002
                                          ---------            ------------
Unamortized intangible assets:
Goodwill                                    $57,542              $57,491
                                            =======              =======

Amortized intangible assets:
  Patents and licenses                     $  1,348             $  1,348
  Less: accumulated depreciation                640                  593
                                          ---------             --------
    Patents and licenses, net             $     708            $     755
                                          =========            =========

Goodwill increased as of June 30, 2003 due to additional contingent payments made for previous acquisitions as well as the impact of foreign currency fluctuations.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

9.       Investments, marketable securities and note receivable

In March 2003, the Company and Inteferon Sciences, Inc. ("ISI") entered into an agreement whereby the Company agreed to receive shares of common stock of Hemispherx Biopharma Inc. ("HEB") with a market value of $425,000 (the "Guaranteed Shares") in full settlement of all of ISI's debt obligations (the "ISI Debt"). The Company retained all of its rights in the collateral under the ISI Debt until its receipt of the Guaranteed Shares. The Company received the shares in the second quarter of 2003. The agreement obligates HEB to register the Guaranteed Shares, sets limits on the amount of shares the Company may sell and requires HEB to pay the Company an amount equal to the number of Guaranteed Shares remaining unsold on September 11, 2005 multiplied by $1.59.

The Company currently has an 8% senior unsecured note receivable from Five Star Products, Inc. ("FSP") due September 30, 2004 in the amount of $4,000,000 (the "Five Star Note"). On June 20, 2003, the Company entered into an Agreement of Subordination and Assignments (the "Subordination Agreement") with FSP that permits the annual repayment of principal on the Five Star Note. On June 27, 2003, the Company received a partial repayment from FSP in the amount of $500,000, reducing the outstanding principal amount of the note from $4,500,000 to $4,000,000, the balance currently outstanding as of June 30, 2003. In July 2003, the Company received an additional repayment of $500,000, further reducing the outstanding principal from $4,000,000 to $3,500,000. Under the Subordination Agreement, FSP is permitted to make a further repayment in the amount of $200,000 during the remainder of 2003.

In the second quarter of 2003, HMS completed a private placement offering pursuant to which HMS raised approximately $12 million in gross proceeds from the sale of Series B preferred stock. As part of such transaction, the Company was granted an option (the "HMS Option") until June 30, 2004 to purchase up to $5 million of Series B preferred stock at the offering price of $.72 per share. For the HMS Option, the Company valued the option using the Black-Scholes model and recorded approximately $500,000 of income which is included in Investments and other income (loss), net for the quarter and six months ended June 30, 2003.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

10.      Litigation

On January 3, 2001, the Company commenced an action alleging that MCI Communications Corporation ("MCI"), MCI's Systemhouse subsidiaries ("Systemhouse") , and Electronic Data Systems Corporation, as successor to Systemhouse, committed fraud in connection with the Company's 1998 acquisition of Learning Technologies from the defendants for $24.3 million. The Company seeks actual damages in the amount of $117.9 million plus interest, punitive damages in an amount to be determined at trial, and costs.

The complaint, which is pending in the New York State Supreme Court (the "State Court"), alleges that the defendants created a doctored budget to conceal the poor performance of the United Kingdom operation of Learning Technologies. The complaint also alleges that the defendants represented that Learning Technologies would continue to receive new business from Systemhouse even though the defendants knew that the sale of Systemhouse to EDS was imminent and that such new business would cease after such sale. In February 2001, the defendants filed answers denying liability. No counterclaims against the plaintiffs have been asserted. Although discovery had not yet been completed, defendants made a motion for summary judgment, which was submitted in April 2002. The motion was denied by the State Court due to the MCI bankruptcy (described below), but with leave granted to the other defendants to renew.

One of the defendants, MCI, filed for bankruptcy protection in July 2002. As a result, the action is stayed as to MCI. The Company and General Physics both filed timely Proofs of Claim in the United States Bankruptcy Court against MCI and WorldCom, Inc., et al. On or around April 22, 2003, MCI served objections to the Proofs of Claim filed by the Company and General Physics.

On May 15, 2003 the Company and General Physics submitted their opposition to the objections. The Company and General Physics subsequently made a motion in Bankruptcy Court to lift the automatic stay to permit the litigation to proceed against MCI in State Court. MCI opposed the motion, which is scheduled to be heard by the Bankruptcy Court on September 23, 2003.

The defendants other than MCI made an application to the State Court to stay the action until a later-commenced arbitration, alleging breach of the acquisition agreement and related agreements, is concluded.

In a decision dated May 9, 2003, the State Court granted the motion and stayed the fraud action pending the outcome of the arbitration of the claim based on breach of the acquisition agreement.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

10.      Litigation (continued)

The Company has filed an appeal from the order staying the action. In the meantime, the arbitration is proceeding.

Before the action was stayed, the parties engaged in non-binding mediation which did not result in a settlement.

The Company is not a party to any legal proceeding, the outcome of which is believed by management to have a reasonable likelihood of having a material adverse effect upon the financial condition of the Company.

11.      Financial guarantees

On March 23, 2003, the Company extended its guarantee of up to $1,800,000 of GSES's debt pursuant to GSES's credit facility. GSES's credit facility was scheduled to expire on March 23, 2003, however, was extended until March 31, 2004. In consideration for the extension of the guarantee, the Company received 150,000 shares of GSES common stock with a value of $180,000. A deferred credit of $180,000 has been recorded for the receipt of these shares which will amortize to income over the term of the guarantee. During the second quarter of 2003, the Company recorded $45,000 of income.

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

12.      Stock based compensation (continued)

Proforma net income and earnings (loss) per share as if the Company recorded compensation expense based upon the fair value of stock-based awards have been presented in accordance with the provisions of SFAS No 123, for the three months and six months ended June 30, 2003 and 2002 are as follows (in thousands, except per share amounts):



                                               Three months                  Six Months
                                               ended June 30,                ended June 30,


                                                 2002         2003           2003          2002
                                                 ----         ----           ----          ----
Net (loss) income          As reported        $(2,866)      $   63          $(3,569)       $ 268
                           Proforma           $(3,161)       $(318)         $(3,965)       $(487)

Basic and Diluted
earnings (loss) per share
                           As reported         $ (.17)        $(.01)        $(.21)         $    -
                           Proforma            $ (.19)        $(.02)        $(.24)         $ (.03)


Pro forma net (loss) reflects only options granted since 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net (loss) amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

At June 30, 2003 and 2002, the per share weighted-average fair value of stock options granted was $2.89 and $2.68, respectively, on the date of grant using the modified Black-Scholes option-pricing model with the following weighted-average assumptions: 2003 expected dividend yield 0%, risk-free interest rate of 2.45%, expected volatility of 78.76% and an expected life of
4.0 years; 2002 expected dividend yield 0%, risk-free interest rate of 4.35%, expected volatility of 73.27% and an expected life of 5.71 years.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)
13.      Related party transactions

Pursuant to the incentive compensation agreement entered into in 2002, Jerome I. Feldman is eligible to receive from the Company up to five payments in an amount of $1 million each, based on the closing price of the Company's common stock sustaining increasing specified levels over periods of at least 10 consecutive trading days. On each of June 11, 2003 and July 23, 2003, Mr. Feldman earned an incentive payment of $1 million each, which payments will be made in December 2003. To the extent there are any outstanding loans from the Company to Mr. Feldman at the time an incentive payment is payable, the Company will set off the payment of such incentive payment first against the outstanding accrued interest under such loans and next against any outstanding principal. The Company recorded compensation expense of $1 million in the second quarter ended June 30, 2003, which is included in selling, general and administrative expense. Although the set-off of the payment earned on June 11, 2003 and July 23, 2003 will take place in December 2003, for accounting purposes the set-offs will be deemed to have occurred on the dates earned. Therefore, as of June 30, 2003, $4,095,000 of Mr. Feldman's loan was outstanding and the Company applied the first $1million earned by Mr. Feldman against accrued interest. As of July 23, 2003, the Company applied the second $1million against the remaining $163,000 of accrued interest, which resulted in the outstanding balance of the loan being reduced by $837,000 from $4,095,000 at June 30th to $3,258,000 as of July 23,
2003.

14.      Subsequent events

Pursuant to a Note and Warrant Purchase Agreement dated August 8, 2003, the Company issued and sold to four Gabelli funds $7,500,000 aggregate principal amount of 6% Conditional Subordinated Notes due 2008 (the "Notes") and 937,500 warrants ("GP Warrants"), each entitling the holder thereof to purchase (subject to adjustment) one share of the Company's common stock. The aggregate purchase price for the Notes and GP Warrants was $7,500,000.

The Notes mature August 2008 with interest at the rate of 6% per annum payable semi-annually commencing on December 31, 2003. The Notes are secured by a mortgage on the Company's property located in Pawling, New York. At any time that less than $1,875,000 principal amount of Notes are outstanding, the Company may defease the obligations secured by the mortgage and obtain a release of the lien of the mortgage by depositing with an agent for the Noteholders bonds or government securities with an investment grade rating by a nationally recognized rating agency which, without reinvestment, will provide cash on the maturity date of the Notes in an amount not less than the outstanding principal amount of the Notes.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)


14.      Subsequent events (continued)

The GP Warrants have an exercise price of $8.00 per share and are exercisable at any time until August 2008. The exercise price may be paid in cash, by delivery of Notes, or a combination of the two. The GP Warrants contain anti-dilution provisions for stock splits, reorganizations, mergers, and similar transactions. The Company has agreed to file a registration statement to register the resale of the shares of its common stock issuable on exercise of the GP Warrants, and to certain other registration rights in favor of the holders of the GP Warrants. In July 2002, the Company announced that it was actively considering a spin-off of certain of its non-core assets, including MXL, into a separate corporation named National Patent Development Corporation ("NPDC"). In the spin-off, it is contemplated that each holder of the Company's common stock will receive one share of NPDC common stock for each share of the Company's common stock or Class B capital stock held. The Note and Warrant Purchase Agreement provides that, on completion of the spin-off, NPDC will issue warrants ("NPDC Warrants") to the holders of the GP Warrants. The NPDC Warrants will entitle the holders to purchase, in the aggregate, a number of shares of NPDC common stock equal to 8% of the number of shares outstanding at completion of the spin-off, subject to reduction for any GP Warrants exercised prior to the spin-off. The NPDC Warrants will be issued to the holders of the GP Warrants on the record date for the spin-off, and allocated among them pro-rata based on the respective number of GP Warrants held by them on such date. The exercise price of the GP Warrants will be adjusted to take into account the spin-off and issuance of the NPDC Warrants by multiplying the exercise price of the GP Warrants in effect immediately prior to the spin-off by a fraction, the numerator of which is the average closing price of GP common stock over the 20 consecutive trading days commencing on the record date of the spin-off, and the denominator is the sum of the average closing prices of GP common stock and NPDC common stock over the same period (assuming the issuance in the spin-off of one share of NPDC common stock for each share of the Company's common stock or Class B capital stock held). The exercise price of the NPDC Warrants will be 160% of the average closing price of the NPDC common stock over the 20 consecutive trading days commencing on the record date of the spin-off. The NPDC Warrants will be exercisable at any time after their exercise price is calculated through August 2008. The NPDC Warrants will have similar anti-dilution provisions. NPDC has agreed to provide the holders of the NPDC Warrants with registration rights similar to those provided by the Company to the holders of the GP Warrants.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

14.      Subsequent events (continued)

In connection with the spin-off, the Company intends to contribute the Pawling property, subject to the mortgage, to MXL. MXL will assume the mortgage, but without liability for repayment of the Notes or any other obligations of the Company under the Note and Warrant Purchase Agreement (other than foreclosure on such property). If there is a foreclosure on the mortgage for payment of the Notes, the Company has agreed to indemnify MXL for loss of the value of the property.

The spin-off is still subject to certain conditions, including certain SEC filings. If the spin-off does not occur by January 2005, the Noteholders will have the right to require the Company to redeem the Notes. There can be no assurance that the spin-off will be consummated.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company has three operating business segments. Two of these segments, the Manufacturing & Process Segment and the IT Segment, are managed through the Company's principal operating subsidiary General Physics Corporation and the third segment through its operating subsidiary MXL Industries. In addition, the Company holds a number of investments in publicly held companies, including Millennium Cell Inc., GSE Systems and Five Star Products, an investment in a private company Hydro Med Sciences and also owns certain real estate.

General Physics is a global workforce development company that improves the effectiveness of organizations by providing training, management consulting, e-Learning solutions and engineering services that are customized to meet the specific needs of clients. Clients include Fortune 500 companies, manufacturing, process and energy companies, and other commercial and governmental customers.

For the quarter ended June 30, 2003, the Company had a net loss before income taxes of $2,220,000 compared to net income before income taxes of $176,000 for the quarter ended June 30, 2002. The loss in the second quarter of 2003 was primarily a result of an executive incentive compensation bonus of $1,000,000, a debt conversion expense, net, of approximately $622,000 related to the conversion of the Company's Convertible Exchangeable Notes, and a restructuring charge of $218,000. The income for the second quarter of 2002 was primarily attributable to a $846,000 gain from the sale of securities of Millennium Cell, Inc., and a non-cash credit of $311,000 relating to the Company's Millennium Cell Deferred Compensation Plan, offset by a non-cash equity loss of $596,000 on HMS. The Company's three operating business segments had decreased operating margins in the quarter ended June 30, 2003, compared to the quarter ended June 30, 2002 due to the reduction in sales.

For the six months ended June 30, 2003, the Company had a loss before income taxes of $3,177,000 compared to income before income taxes of $549,000 for the six months ended June 30, 2002. The six months ended June 30, 2003 included an executive incentive compensation bonus of $1,000,000, a debt conversion expense, net of approximately $622,000 related to the conversion of the Convertible Exchangeable Notes, and a restructuring charge of $218,000 offset by a $212,000 gain from the sale of securities of Millennium Cell, Inc., and a non-cash credit of $321,000 relating to the Millennium Cell Deferred Compensation Plan. The income before income taxes for the six months ended June 30, 2002 included a $1,286,000 gain from the sale of shares of Millennium Cell, Inc. and a non-cash credit of $868,000 relating to the Millennium Cell Deferred Compensation Plan, offset by a non-cash equity loss of $1,331,000 on HMS.

                               Three months ended             Six months ended
                                   June 30,                        June 30,
                             ---------------------         ---------------------
                                2003          2002           2003          2002
                                ----          ----           ----          ----
Sales
Manufacturing and Process    $32,349       $34,401        $64,587       $69,566
Information Technology         1,637         2,127          3,270         4,432
Optical Plastics               2,052         2,714          4,268         5,470
                             -------     ---------      ---------     ---------
                             $36,038       $39,242        $72,125       $79,468
                             =======       =======        =======       =======

For the quarter and six months ended June 30, 2003, sales decreased by $3,204,000 and $7,343,000 respectively, from the corresponding periods in 2002. The decrease in sales was primarily attributable to a continued reduction in sales from the automotive division of the Manufacturing and Process Segment, as well as decreased sales from certain high tech clients. The Information Technology and the Optical Plastic Segment's sales continue to decline primarily due to the overall continued downturn in the economy.


                                       Three months ended                   Six months ended
                                           June 30,                                June 30,
                               -------------------------------------  ----------------------------------
                                  2003    %          2002      %        2003     %          2002      %
                                  ----    -          ----      -        ----     -          ----      -
Gross margin
Manufacturing and Process       $3,601   11.1     $ 4,259     12.4    $6,696   10.4      $ 8,849   12.7
Information Technology             305  18.6          (54)               675   20.6          258    5.8
Optical Plastics                   407   19.8         700     25.8       770   18.0        1,246   22.8
                               -------   ----    --------     ----    ------   ----    ---------   ----
                                $4,313   12.0     $ 4,905     12.5    $8,141   11.3      $10,353   13.0
                                ======   ====     =======     ====    ======   ====      =======   ====

Consolidated gross margin of $4,313,000 or 12.0% of sales for the quarter ended June 30, 2003, decreased by $592,000, compared to the consolidated gross margin of $4,905,000, or 12.5% of sales for the quarter ended June 30, 2002. For the six months ended June 30, 2003, gross margin decreased by $2,212,000 from $10,353,000 to $8,141,000. The decreased gross margin in both the quarter and six months ended June 30, 2003 occurred within the Manufacturing and Process and Optical Plastics Segments, as a result of a reduction in sales for the periods.

The increased gross margin in both the quarter and six months ended June 30, 2003 for the Information Technology Segment was a direct result of cost reduction initiatives within the segment and the Company's continued efforts to control costs on existing contracts. The overall gross margin percentage decreased slightly for the three months and six months ended June 30, 2003 due to reduced revenues without the ability to reduce certain fixed costs.

Selling, general and administrative expenses

For the quarter ended June 30, 2003, selling, general and administrative (SG&A) expenses were $6,363,000 compared to $4,737,000 in the second quarter of 2002. The increase in SG&A of $1,626,000 is primarily attributable to an executive incentive compensation bonus of $1,000,000, a debt conversion expense, net of approximately $622,000 related to the conversion of the Company's Convertible Exchangeable Notes, a reduction in the non-cash credit relating to the Deferred Compensation Plan of $295,000, offset by a reduction in SG&A expenses of approximately $290,000 due to the Company's continued efforts to reduce costs through reductions in personnel, office rental costs and other operating expenses.

For the six months ended June 30, 2003, SG&A expenses increased by $1,509,000 from $9,277,000 to $10,786,000 primarily as a result of an executive incentive compensation bonus of $1,000,000, a debt conversion expense, net of approximately $622,000, a reduction in the non-cash credit relating to the Deferred Compensation Plan of $547,000, offset by a reduction in SG&A expenses of approximately $660,000 due to the Company's efforts to reduce operating expenses.

Interest expense

For the quarter ended June 30, 2003, interest expense decreased by $83,000 compared to the quarter ended June 30, 2002. For the six months ended June 30, 2002, there was a decrease in interest expense of $241,000 from $1,429,000 to $1,188,000. The decreased interest expense in 2003 was attributable to both a decrease in the Company's outstanding indebtedness and a reduction in interest rates offset by increased fees.

Investment and other income (loss), net

For the quarter and six months ended June 30, 2003, investment and other income
(loss), net was $502,000 and $662,000 as compared to $(303,000) and $(738,000)
for the quarter and six months ended June 30, 2002. The income in 2003 was primarily attributable to non-cash equity realized in connection with the HMS option as compared to equity losses recognized on HMS of $596,000 and $1,331,000 for comparable periods in 2002 and on interest income on loans receivable and other income of $104,000 and $355,000, respectively.

Income taxes

For the quarter and six months ended June 30, 2003, the Company recorded an income tax expense of $646,000 and $392,000, which represents the Company's applicable federal, state and local, and foreign tax expense for these periods. In the quarter and six months ended June 30, 2002, the Company recorded an income tax expense of $113,000 and $281,000, which represents the applicable federal, state and local, and foreign tax expense for these periods.

Liquidity and capital resources

On August 14, 2003,GP and GP's subsidiary SkillRight, Inc. ("SkillRight") entered into a new two-year $25 million Revolving Credit Facility (the "Credit Agreement") with a new bank, the proceeds of which were used to repay the Company's existing credit facility. The Credit Agreement is secured by certain of the assets of GP, Skillright and MXL. The Credit Agreement also provides for an unsecured guaranty from the Company.

The interest rate on the Credit Agreement is at the Eurodollar plus 3.00%, (which as of August 14, 2003 is approximately 1%). Based upon the financial performance of GP, the interest rate can be reduced. The Credit Agreement contains covenants with respect to GP's minimum tangible net worth, leverage ratio, interest coverage ratio and its ability to make capital expenditures. The Credit Agreement also contains certain restrictive covenants including a prohibition on future acquisitions, incurrence of debt and the payment of dividends. The Company is also subject to certain restrictive covenants including limitations on future acquisitions. There is currently approximately $15,000,000 outstanding under the facility and $3,700,000 is available to be borrowed under the facility.

As of June 30, 2003, the current amount outstanding under the prior credit facility is $21,230,000. Due to the Company's subsidiaries entering into a new Credit Agreement on August 14, 2003, described above, the Company anticipates writing off approximately $800,000 of unamortized deferred financing costs in the third quarter of 2003 relating to the prior credit facility.

Pursuant to a Note and Warrant Purchase Agreement dated August 8, 2003, the Company issued and sold to four Gabelli Funds, $7,500,000 aggregate principal amount of 6% Conditional Subordinated Notes due 2008 (the "Notes") and 937,500 warrants ("GP Warrants"), each entitling the holder thereof to purchase (subject to adjustment) one share of the Company's common stock. The aggregate purchase price for the Notes and GP Warrants was $7,500,000.

The Notes mature August 2008 with interest payable semi-annually commencing on December 31, 2003. The Notes are secured by a mortgage on the Company's property located in Pawling, New York. At any time that less than $1,875,000 principal amount of Notes are outstanding, the Company may defease the obligations secured by the mortgage and obtain a release of the lien of the mortgage by depositing with an agent for the Noteholders bonds or government securities with an investment grade rating by a nationally recognized rating agency which, without reinvestment, will provide cash on the maturity date of the Notes in an amount not less than the outstanding principal amount of the Notes.

The GP Warrants have an exercise price of $8.00 per share and are exercisable at any time until August 2008. The exercise price may be paid in cash, by delivery of Notes, or a combination of the two. The GP Warrants contain anti-dilution provisions for stock splits, reorganizations, mergers, and similar transactions.

The Company has agreed to file a registration statement to register the resale of the shares of its common stock issuable on exercise of the GP Warrants, and to certain other registration rights in favor of the holders of the GP Warrants.

In July 2002, the Company announced that it was actively considering a spin-off of certain of its non-core assets, including MXL, into a separate corporation named National Patent Development Corporation ("NPDC"). In the spin-off, it is contemplated that each holder of the Company's common stock will receive one share of NPDC common stock for each share of the Company's common stock or Class B capital stock held. The Note and Warrant Purchase Agreement provides that, on completion of the spin-off, NPDC will issue warrants ("NPDC Warrants") to the holders of the GP Warrants. The NPDC Warrants will entitle the holders to purchase, in the aggregate, a number of shares of NPDC common stock equal to 8% of the number of shares outstanding at completion of the spin-off, subject to reduction for any GP Warrants exercised prior to the spin-off. The NPDC Warrants will be issued to the holders of the GP Warrants on the record date for the spin-off, and allocated among them pro-rata based on the respective number of GP Warrants held by them on such date. The exercise price of the GP Warrants will be adjusted to take into account the spin-off and issuance of the NPDC Warrants, as specified in the Note and Warrant Purchase Agreement. The exercise price of the NPDC Warrants will be 160% of the average closing price of the NPDC common stock over the 20 consecutive trading days commencing on the record date of the spin-off. The NPDC Warrants will be exercisable at any time after their exercise price is calculated through August 2008. The NPDC Warrants will have anti-dilution provisions similar to the GP Warrants. NPDC has agreed to provide the holders of the NPDC Warrants with registration rights similar to those provided by the Company to the holders of the GP Warrants.

The spin-off is still subject to certain conditions, including certain SEC filings. If the spin-off does not occur by January, 2005, the Noteholders will have the right to require the Company to redeem to the Notes. There can be no assurance that the spin-off will be consummated.

The Company currently has an 8% senior unsecured note receivable from Five Star Products, Inc. ("FSP") due September 30, 2004 in the amount of $4,000,000 (the "Five Star Note"). On June 20, 2003, the Company entered into an Agreement of Subordination and Assignments (the "Subordination Agreement") with FSP that permits the annual repayment of principal on the Five Star Note. On June 27, 2003, the Company received a partial repayment from FSP in the amount of $500,000, reducing the outstanding principal amount of the note from $4,500,000 to $4,000,000, the balance currently outstanding as of June 30, 2003. In July 2003, the Company received an additional repayment of $500,000, further reducing the outstanding principal from $4,000,000 to $3,500,000. Under the Subordination Agreement, FSP is permitted to make a further repayment in the amount of $200,000 during the remainder of 2003.

On March 23, 2000, the Company agreed to guarantee up to $1,800,000 of GSES's debt pursuant to GSES's credit facility. GSES's credit facility would have expired on March 23, 2003, however the facility was extended until March 31, 2004. In consideration for the extension of the guarantee, the Company received

150,000 shares of GSES common stock, with a value of $180,000. A deferred credit of $180,000 has been recorded for the receipt of these shares which will amortize to income over the term of the guarantee. During the second quarter of 2003, the Company recorded $45,000 of income.

At June 30, 2003, the Company had cash and cash equivalents totaling $827,000. The Company believes that cash generated from operations, borrowing availability under the new credit agreement and cash generated from its sale of marketable securities will be sufficient to fund the working capital and other needs of the Company.

For the six months ended June 30, 2003, the Company's working capital increased by $1,205,000 to $1,985,000.

The decrease in cash and cash equivalents of $689,000 for the six months ended June 30, 2003 resulted primarily from cash provided by operating activities of $616,000 offset by cash used in investing activities of $189,000 and financing activities of $1,010,000.

Recent accounting pronouncements

In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. This statement is effective for the Company in fiscal 2003. The application of SFAS No. 143 did not have and is not expected to have a material impact on the Company's Consolidated Financial Statements.

During April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"). Among other items, SFAS No. 145 updates and clarifies existing accounting pronouncements related to reporting gains and losses from the extinguishment of debt and certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS No. 145 are generally effective for fiscal years beginning after May 15, 2002, with earlier adoption of certain provisions encouraged. The application of SFAS No. 145 did not have and is not expected to have a material impact on the Company's Consolidated Financial Statements.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative. It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and is not expected to have an impact on the Company's Consolidated Financial Statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or as an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.The adoption of SFAS No. 150 did not have an impact on the Company's Consolidated Financial Statements.

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

In November 2002, the EITF reached a consensus on Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." This Issue provides guidance on when and how to separate elements of an arrangement that may involve the delivery or performance of multiple products, services and rights to use assets into separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The transition provision allows either prospective application or a cumulative effect adjustment upon adoption. The adoption of Issue No. 00-21 did not have an impact on the Company's Consolidated Financial Statements.

Forward-looking statements

    The forward-looking statements contained herein reflect managements' current expectations regarding future growth, results of operations, performance and business prospects and opportunities. Wherever possible, words such as "anticipate," "believe," "plan," "expect" and similar expressions have been used to identify these forward- looking statements. These statements reflect the Company's current beliefs and are based on information currently available to the Company. Except as otherwise required by federal securities law, the company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances. Accordingly, these statements are subject to certain risks and uncertainties which could cause the Company's actual growth, results, performance and business prospects and opportunities to differ from those expressed in, or implied by these statements, including, but not limited to, those risks and uncertainties detailed in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission.

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

          10.0 Note and Warrant Purchase Agreement dated August 8, 2003 among GP Strategies Corporation, National Patent Development Corporation and Gabelli Funds, LLC.

          10.01 Form of GP Strategies Corporation 6% Conditional Subordinated Note due 2008 dated August 14, 2003.

          10.02 Form of GP Strategies Corporation Warrant Certificate dated August 14, 2003.

          10.03  Form  of  National  Patent  Development   Corporation   Warrant
          Certificate dated August 14, 2003.

          10.04 Mortgage Security Agreement and Assignment of Leases dated August 14, 2003 between GP Strategies Corporation and Gabelli Funds, LLC.

          10.05 Registration Rights Agreement dated August 14, 2003 between GP Strategies Corporation and Gabelli Funds, LLC.

          10.06 Registration Rights Agreement dated August 14, 2003 between National Patent Development Corporation and Gabelli Funds, LLC.

          10.07 Indemnity Agreement dated August 14, 2003 by GP Strategies Corporation for the benefit of National Patent Development Corporation and MXL Industries, Inc.

          10.08 Subordination Agreement dated August 14, 2003 among GP Strategies Corporation, Gabelli Funds LLC, as Agent on behalf of the holders of the Company's 6% Conditional Subordinated Notes due 2008 and Wachovia Bank, National Association.

          10.09 Amended and Restated Incentive Compensation Agreement dated June 11, 2003 between GP Strategies Corporation and Jerome I. Feldman.

          10.10 Financial and Security Agreement dated August 13, 2003 by and between General Physics Corporation, MXL Industries, Inc. and Wachovia Bank, National Association.

          10.11 Guaranty of Payment Agreement dated August 13, 2003 by GP Strategies Corporation for the benefit of Wachovia Bank, National Association.

          10.12 Limited Guaranty of Payment Agreement dated August 13, 2003 by MXL Industries, Inc. for the benefit of Wachovia Bank, National Association.

          31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Act of 1934.

          31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Act of 1934.

          32.1  Certification  of Chief Executive  Officer pursuant to 18 U.S.C.
          Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          32.2  Certification  of Chief Financial  Officer pursuant to 18 U.S.C.
          Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          b. Reports

          Form 8-K filed on May 15, 2003 reporting event under Item 12.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                  June 30, 2003

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                            GP STRATEGIES CORPORATION


DATE: August 18, 2003                      BY:    Scott N. Greenberg
                                                  President &
                                                  Chief Financial Officer


DATE: August 18, 2003                      BY:    Jerome I. Feldman
                                                  Chief Executive Officer