Form 10-Q
period 2003-09-30
GP STRATEGIES CORP
filed 2003-11-19
CIK 70415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2003

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

                            GP STRATEGIES CORPORATION
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                           13-1926739
------------------------------------                     -----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization                             Identification No.)

777 Westchester Avenue, White Plains, NY                     10604
---------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip code)

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

         Yes      X                         No
             ---------------                   ----------------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Exchange Act).

              Yes                                No       X
          ---------------                   ----------------

Indicate the number of shares outstanding of each of issuer's classes of common stock as of November 7, 2003:

            Common Stock                                16,288,493 shares
            Class B Capital                              1,200,000 shares

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                        Page No.

                          Part I. Financial Information

Item 1.  Financial Statements (Unaudited)

         Consolidated Condensed Balance Sheets -
            September 30, 2003 and December 31, 2002                      1

         Consolidated Condensed Statements of Operations-
            Three Months and Nine Months Ended September 30,
             2003 and 2002                                                3

         Consolidated Condensed Statements of Cash Flows -
            Nine Months Ended September 30, 2003 and 2002                 4

         Notes to Consolidated Condensed Financial
            Statements                                                    6

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          21

Item 3.  Quantitative and Qualitative Disclosure About Market Risk       29

Item 4.  Controls and Procedures                                         29

                       Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                                30

Signatures                                                               32

                          PART I. FINANCIAL INFORMATION

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   (unaudited)

                                 (in thousands)

                                                              September 30,              December 31,
                                                                     2003                   2002
                                                                     ----                   ----
                        ASSETS

Current assets
Cash and cash equivalents                                         $ 2,863                 $ 1,516
Accounts and other receivables                                     23,878                  26,708
Inventories                                                         1,803                   1,380
Costs and estimated earnings
 in excess of billings on uncompleted contracts                    11,217                  14,177
Prepaid expenses and other current assets                           4,503                   4,079
                                                              -----------             -----------

Total current assets                                               44,264                  47,860
                                                               ----------              ----------

Investments, marketable securities and note receivable             11,916                  14,130

Property, plant and equipment, net                                  8,150                   8,299

Intangible assets
Goodwill                                                           57,554                  57,491
Patents and licenses, net                                             688                     755
                                                             ------------            ------------
                                                                   58,242                  58,246
                                                               ----------              ----------

Deferred tax asset                                                 10,754                  10,846
Other assets                                                        5,395                   5,524
                                                              -----------             -----------
                                                                 $138,721                $144,905
                                                                 ========                ========

   See accompanying notes to the consolidated condensed financial statements.


                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (unaudited)

                                 (in thousands)


                                                    September 30,                   December 31,
                                                       2003                          2002
                                                   -------------                   -------------
                                                   -------------                   -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Current maturities of long-term debt                     $ 1,771                         $ 3,610
Short-term borrowings                                     11,618                          22,058
Accounts payable and accrued expenses                     18,550                          17,552
Billings in excess of costs and estimated
 earnings on uncompleted contracts                         4,955                           3,860
                                                      ----------                      ----------
Total current liabilities                                 36,894                          47,080
                                                       ---------                       ---------

Long-term debt less current maturities                     7,974                           3,302
Other non-current liabilities                              1,134                           1,541

Stockholders' equity

Common stock                                                 163                             154
Class B capital stock                                         12                              12
Additional paid in capital                               195,143                         189,988
Accumulated deficit                                      (99,583)                        (93,167)
Accumulated other comprehensive income                       456                             460
Note receivable from stockholder                          (3,258)                         (4,095)
Treasury stock, at cost                                     (214)                           (370)
                                                    ------------                    ------------
Total stockholders' equity                                92,719                          92,982
                                                      ----------                      ----------
                                                        $138,721                        $144,905
                                                        ========                        ========


   See accompanying notes to the consolidated condensed financial statements.


                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                      (in thousands, except per share data)


                                                                       Three months                    Three months
                                                                    ended September 30,        ended September 30,
                                                                    -------------------        -------------------
                                                                     2003             2002            2003            2002
                                                                     ----             ----            ----            ----

Sales                                                             $34,227          $36,616        $106,352        $116,084
Cost of sales                                                      29,614           33,190          93,598         102,305
                                                                   ------           ------          ------         -------
Gross profit                                                        4,613            3,426          12,754          13,779
                                                                  -------          -------          ------        --------
Executive incentive compensation bonus                             (1,000)                          (2,000)
Non-cash debt conversion expense, net                                                                 (622)
Other selling, general & administrative expenses                   (5,562)          (6,918)        (14,944)        (15,841)
                                                                  -------            -----          ------          ------
Total selling, general & administrative expenses                   (6,562)          (6,918)        (17,566)        (15,841)
                                                                  -------            -----          ------          ------

Operating loss                                                     (1,949)          (3,492)         (4,812)         (2,062)

Write-off of deferred financing costs                                (860)                            (860)
Interest expense                                                     (611)            (654)         (1,799)         (2,083)
                                                                 ---------         --------          -----           -----
Total interest expense                                             (1,471)            (654)         (2,659)         (2,083)
                                                                  -------          -------           -----           -----

Investment and other income (loss), net                              (562)              16             100            (722)
Valuation adjustment of liability for warrants                      1,162                            1,162
Gain on sales of marketable securities                                186              391             398           1,677
                                                                 --------          -------         -------        --------

Loss before income taxes                                           (2,634)          (3,739)         (5,811)         (3,190)

Income tax expense                                                   (213)            (148)           (605)           (429)
                                                                 --------         --------        --------        --------

Net loss                                                          $(2,847)         $(3,887)        $(6,416)        $(3,619)
                                                                  =======          =======         =======         =======

Net loss per share:
Basic and diluted                                               $    (.16)       $   (.25)       $    (.38)      $   (.24)
                                                                =========        ========        =========       ========

Dividends per share                                               $   none        $   none         $   none       $   none
                                                                  ========        ========         ========       ========

   See accompanying notes to the consolidated condensed financial statements.


                   GP STRATEGIES CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (in thousands)

                                                                                            Nine Months
                                                                                        ended September 30,
                                                                                  ---------------------------------
                                                                                  ------------ ---- ---------------
                                                                                        2003               2002
                                                                                        ----               ----
Cash flows from operations:
Net loss                                                                             $(6,416)         $(3,619)
Adjustments to reconcile net loss to net cash
 (used in) provided by operating activities:
  Depreciation and amortization                                                        2,552            2,238
  Non-cash debt conversion expense, net                                                  622
  Valuation adjustment of liability for warrants                                      (1,162)
  Write-off of deferred financing costs                                                  860
  Issuance of stock for retirement savings plan                                          846              594
  Non-cash (credit) charge to compensation and consultant fees                          (306)             240
  Loss on equity investments, net                                                        329            1,112
  Gain on sale of marketable securities                                                 (398)          (1,677)
  Changes in other operating items                                                     6,569             (709)
                                                                                     -------          --------
  Net cash provided by (used in) operating activities                                  3,496           (1,821)
                                                                                     -------           ------

Cash flows from investing activities:

Repayments of note receivable                                                          1,000
Proceeds from sale of marketable securities                                            1,120            2,687
Additions to property, plant and equipment                                              (800)          (1,504)
(Increases) reductions in investments and other assets, net                           (1,523)             188
                                                                                      -------          ------
Net cash (used in) provided by investing activities                                     (203)           1,371
                                                                                     --------           -----

Cash flows from financing activities:

Net proceeds from sale of Common Stock                                                                  7,850
Net proceeds from sale of Class B Stock                                                                 1,260
Proceeds from exercise of stock options                                                  776
Repayment of short-term borrowings                                                   (10,440)          (8,713)
Proceeds from issuance of long-term debt                                               8,673
Repayments of long-term debt                                                            (853)             224
                                                                                     --------           -----
Net cash (used in) provided by financing activities                                   (1,844)             621
                                                                                      -------          ------
Effect of exchange rate changes on
 cash and cash equivalents                                                              (102)            (521)
                                                                                     --------          -------

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

                                 (in thousands)



                                                                     Nine months
                                                                  ended September 30,
                                                             2003                  2002
                                                            -------             -------


Net (decrease) increase in cash and cash equivalents        $1,347          $   (350)
Cash and cash equivalents at the beginning of the period     1,516             1,705
                                                            ------          --------
Cash and cash equivalents at the end of the period          $2,863          $  1,355
                                                            ======          ========


Cash paid during the periods for:
 Interest                                                   $  958          $  1,563
                                                            ======          ========
 Income taxes                                               $  372          $    431
                                                            ======         =========




   See accompanying notes to the consolidated condensed financial statements.


                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       Basis of Presentation

GP Strategies Corporation (the "Company") currently has three operating business segments. Two of these segments, the Manufacturing & Process Segment and the IT Segment, are managed through the Company's principal operating subsidiary General Physics Corporation ("GP") and the third segment through its operating subsidiary MXL Industries ("MXL"). GP is a global workforce development company that improves the effectiveness of organizations by providing training, management consulting, e-Learning solutions and engineering services that are customized to meet the needs of specific clients. Clients include Fortune 500 companies, manufacturing, process and energy companies, and other commercial and governmental customers. MXL is a specialist in the manufacture of polycarbonate parts requiring adherence to strict optical quality specifications and in the applications of abrasion and fog resistant coatings to those parts.

The accompanying Consolidated Condensed Balance Sheet at September 30, 2003 and the Consolidated Condensed Statements of Operations and Cash Flows for the periods ended September 30, 2003 and 2002 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These Consolidated Condensed Financial Statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002 as presented in our Annual Report on Form 10-K. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2003 interim periods are not necessarily indicative of results to be expected for the entire year.

In July 2002, the Company's Board of Directors approved a spin-off of certain of its non-core assets into a separate corporation, National Patent Development Corporation ("NPDC"). The Company would own and operate its manufacturing and process business and information technology business through its subsidiary, GP, and NPDC would own and operate the Company's optical plastics business through its subsidiary, MXL and would own certain of the Company's non-core assets. The separation of these businesses will be accomplished through a pro-rata distribution (the "Distribution") of 100% of the outstanding Class A common stock of NPDC to the Company's stockholders on the record date of the Distribution.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

1.       Basis of Presentation (Continued)

On March 21, 2003, the Internal Revenue Service issued a favorable tax ruling which would enable the Distribution to be tax-free. As a result, each stockholder of the Company would receive a tax-free stock dividend of one share of NPDC Class A common stock for every share of the Company's common stock or Class B capital stock owned on the record date of the Distribution.

The spin-off is still subject to certain conditions, including certain SEC filings.

2.       Earnings per share

         Earnings (loss) per share (EPS) for the three and nine month periods ended September 30, 2003 and 2002 are as follows (in thousands, except per share amounts):


                                                       Three months                     Nine months
                                                    ended September 30,             ended September 30,
                                                    -------------------      --------------------------
                                                          2003             2002             2003              2002
                                                          ----             ----             ----              ----
Basic and Diluted EPS
     Net loss                                            $(2,847)         $(3,887)        $(6,416)         $(3,619)
                                                         --------         --------        --------         --------
     Weighted average shares
     outstanding basic                                    17,404           15,618          17,028           15,030
     Weighted average shares
     outstanding diluted                                  17,404           15,618          17,028           15,030
                                                          ------           ------          ------           ------
     Basic and diluted net loss
      per share (a)                                    $   (.16)        $   (.25)       $   (.38)        $   (.24)
                                                       ---------        ---------       ---------        ---------

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

(a) For the three and nine months ended September 30, 2003 and 2002 presentation of the dilutive effect of stock options, warrants and convertible notes are not included since they are anti-dilutive.

3.       Long-term debt

         Long-term debt consists of the following (in thousands):

                                                      September 30, December 31,
                                                           2003          2002
                                                           ----          ----

6% conditional subordinated notes due 2008 (a)            $7,500           -
Mortgage on MXL Pennsylvania facility                      1,330        $1,505
Mortgage on MXL Illinois facility                          1,162         1,212
Senior subordinated debentures                               427           558
6% convertible exchangeable notes (b)                       -            2,640
AOtec equipment facility (c)                               1,000           -
Other                                                        673           997
                                                         -------       -------
                                                          12,092         6,912
Less warrant related discount, net of accretion           (2,347)           -
                                                          -------       -------
                                                           9,745         6,912
Less current maturities                                   (1,771)       (3,610)
                                                          -------       ------
                                                          $7,974        $3,302
                                                          ======        ======


(a) Pursuant to a Note and Warrant Purchase Agreement dated August 8, 2003, the Company issued and sold to four Gabelli funds $7,500,000 aggregate principal amount of 6% Conditional Subordinated Notes due 2008 (the "Notes") and 937,500 warrants ("GP Warrants"), each entitling the holder thereof to purchase (subject to adjustment) one share of the Company's common stock. The aggregate purchase price for the Notes and GP Warrants was $7,500,000.

The Notes bear interest at 6% per annum payable semi-annually commencing on December 31, 2003, and mature in August 2008. The Notes are secured by a mortgage on the Company's property located in Pawling, New York. At any time that less than $1,875,000 principal amount of Notes are outstanding, the Company may defease the obligations secured by the mortgage and obtain a release of the mortgage by depositing with an agent for the Noteholders, bonds or government securities with an investment grade rating by a nationally recognized rating agency which, without reinvestment, will provide cash on the maturity date of the Notes in an amount not less than the outstanding principal amount of the Notes.

3. Long term debt (Continued)

The GP Warrants have an exercise price of $8.00 per share and are exercisable at any time until August 2008. The exercise price may be paid in cash, by delivery of Notes, or a combination of the two. The GP Warrants contain anti-dilution provisions for stock splits, reorganizations, mergers, and similar transactions.

The fair value of the GP Warrants at the date of issuance was $2,389,000, which reduced long-term debt in the accompanying consolidated balance sheet. This amount is being accreted as additional interest expense using the effective interest rate over the term of the Notes. The Notes have a yield to maturity of 15.436% based on the discounted value. Accretion charged as non-cash interest was approximately $42,000 as of September 30, 2003.

The GP Warrants are accounted for as a liability of the Company since the shares of the Company's common stock issuable on exercise of the GP Warrants were not registered as of September 30, 2003. Changes in the fair market value of the GP Warrants are marked to market with the adjustment shown as other income in the consolidated statement of operations. The Company recognized a gain of $1,162,000 in its September 30, 2003 valuation adjustment of the GP Warrants under the Black-Scholes model. The value of the GP Warrants of $1,227,000 at September 30, 2003 is included in accounts payable and accrued expenses. The Note and Warrant Purchase Agreement provides that, on completion of the Distribution described in Note 1 above, NPDC will issue warrants ("NPDC Warrants") to the holders of the GP Warrants. The NPDC Warrants will entitle the holders to purchase, in the aggregate, a number of shares of NPDC common stock equal to 8% of the number of shares outstanding at completion of the spin-off, subject to reduction for any GP Warrants exercised prior to the spin-off. The NPDC Warrants will be allocated to the holders of the GP Warrants on a pro-rata basis, on the respective number of GP Warrants held by them on such date.

In connection with the Distribution, the Company intends to contribute the Pawling property, subject to the mortgage, to MXL. MXL will assume the mortgage, but without liability for repayment of the Notes or any other obligations of the Company under the Note and Warrant Purchase Agreement (other than foreclosure on such property). If there is a foreclosure on the mortgage for payment of the Notes, the Company has agreed to indemnify MXL for loss of the value of the property.

If the Distribution does not occur by January 2005, the Noteholders will have the right to require the Company to redeem the Notes. There can be no assurance that the spin-off will be consummated.

(b) On April 23, 2003, the Company entered into an agreement (the "Exchange Agreement") with the Holders of the 6% Convertible Exchangeable Notes due June 30, 2003 (the "HMS Notes") to exchange the HMS Notes plus related accrued interest to date for 554,000 shares of the Company's Common Stock with a fair value of $2,770,000. The original agreement provided that the HMS Notes, at the option of the Holders, could be exchanged for 19.9% of the outstanding capital stock of Valera Pharmaceuticals (formerly Hydro Med Sciences), or into shares of the Company's Common Stock at a conversion rate of $7.50 per share. As a result, in accordance with the provisions of SFAS Statement No. 84, Induced Conversions of Convertible Debt, the Company recorded debt conversion expense, net of approximately $622,000, which is included in selling, general and administrative expenses.

(c) On September 15, 2003, MXL purchased machinery, equipment and inventory from AOtec LLC ("AOtec"), located in the Massachusetts area, for $1,100,000, subject to adjustment. In connection with this purchase, the Company valued the machinery and equipment at approximately $900,000, the inventory at approximately $300,000 and recorded an accrued expense of $100,000. MXL paid $100,000 of the purchase price in cash and issued three notes, in the amount of $450,000, $275,000 and $275,000 each, due October 1, 2003, August 5, 2004 and
August 5, 2005, respectively (collectively, the "AOtec Notes"). The AOtec Notes bear interest on the unpaid principal amount at the rate of 4% per annum. On October 1, 2003, MXL borrowed $700,000 from a bank under a lease agreement to finance the purchase price (the "AOtec Debt") and used the proceeds to pay the $450,000 note. The AOtec Debt is payable monthly for three years and is secured by the machinery and equipment purchased from AOtec. The Company guaranteed the AOtec Debt.

4.       Comprehensive (loss) income

The following are the components of comprehensive (loss) income (in thousands):

                                                                    Three months ended                  Nine months ended
                                                                      September 30,                       September 30,
                                                             ---------------------------------    -------------------------------
                                                                   2003             2002               2003            2002
                                                                   ----             ----               ----            ----
Net loss                                                           $(2,847)           $(3,887)          $(6,416)        $(3,619)
                                                                   --------           --------          --------        --------

Other comprehensive income (loss) before tax:
Net unrealized income (loss)
 available-for-sale-securities                                       1,757             (2,955)              158         (11,859)
Foreign currency translation adjustment                                  4               (253)             (102)           (521)
                                                                ----------            -------           --------       --------
Other comprehensive income (loss) before tax                         1,761             (3,208)               56         (12,380)
Income tax (expense) benefit relating to
 items of other comprehensive income (loss)                           (686)             1,142               (60)          4,601
                                                                 ----------          --------        -----------     ----------
Comprehensive loss, net of tax                                     $(1,772)           $(5,953)          $(6,420)       $(11,398)
                                                                   ========           =======           ========       =========


The components of accumulated other comprehensive income (loss) are as follows:

                                                            September 30,                December 31,
                                                                   2003                      2002
                                                                   ----                      ----
Net unrealized gain on
 available-for-sale-securities                                   $2,838                    $2,680
Foreign currency translation adjustment                          (1,251)                   (1,149)
                                                                 -------                   ------
Accumulated other comprehensive
 income before tax                                                1,587                     1,531
Accumulated income tax expense
 related to items of other comprehensive income                  (1,131)                   (1,071)
                                                                 -------                   ------
Accumulated other comprehensive income,
 net of tax                                                      $  456                    $  460
                                                                 ======                    ======

5.       Short-term borrowings

On August 14, 2003, GP, GP's subsidiary, Skillright, Inc., and MXL, entered into a two-year $25 million Revolving Credit Facility (the "Credit Agreement") with a new bank, the proceeds of which were used to repay the Company's existing credit facility. The Credit Agreement is secured by certain assets of GP and certain of the accounts receivable of MXL. The Credit Agreement also provides for an unsecured guaranty from the Company. MXL provided a limited guaranty of the Credit Agreement up to the value of its accounts receivable collateral securing the Credit Agreement. For the continuation of the lender's security interest in

MXL's accounts receivables and the continuation of its limited guarantee after the potential spin-off, GP will pay MXL a guarantee fee. At GP's option, upon prior written notice to the lender under the Credit Agreement, MXL's accounts receivables can be eliminated from the borrowing base under the Credit Agreement, provided that GP makes a prepayment under the Credit Agreement, if necessary, to eliminate a borrowing base deficiency, if any. At such point, all obligations of MXL relating to the Credit Agreement shall terminate and MXL's limited guaranty of the Credit Agreement shall be void.

The interest rate on the Credit Agreement is at Eurodollar plus 3.00%, (which as of September 30, 2003 is approximately 4.1%). Based upon the financial performance of GP, the interest rate can be reduced. The Credit Agreement contains covenants with respect to GP's minimum tangible net worth, leverage ratio, interest coverage ratio and its ability to make capital expenditures. The Credit Agreement also contains certain restrictive covenants including a prohibition on future acquisitions, incurrence of debt and the payment of dividends. GP is currently restricted from paying dividends or management fees to the Company in excess of $1,000,000 in any fiscal year. GP is also subject to certain restrictive covenants including limitations on future acquisitions. GP was in compliance with all loan covenants under the Credit Agreement as of September 30, 2003.

The Company wrote off $860,000 of deferred financing costs due to the early termination of its previous credit agreement. This expense is included in interest expense for the three month and nine months ended September 30, 2003.

As of September 30, 2003, the current amount outstanding under the Credit Agreement is approximately $11,618,000, and approximately $4,700,000 was available to be borrowed under the Credit Agreement.

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

There are deminimis inter-segment sales. The reconciliation of gross profit to net (loss) income is consistent with the presentation on the Consolidated Condensed Statements of Operations. The following tables set forth the sales and gross profit of each of the Company's operating segments (in thousands):



                                                        Three months ended          Nine months ended
                                                           September 30,              September 30,
                                                      2003         2002           2003         2002
Sales
Manufacturing and Process                          $30,843       $32,543        $95,430      $102,109
Information Technology                               1,470         1,852          4,740         6,284
Optical Plastics                                     1,914         2,221          6,182         7,691
                                                 ---------     ---------     ----------   -----------
                                                   $34,227       $36,616       $106,352      $116,084
                                                   =======       =======       ========      ========

Gross profit
Manufacturing and Process                           $3,810        $3,024        $10,506       $11,873
Information Technology                                 318           (43)           993           215
Optical Plastics                                       485           445          1,255         1,691
                                                  --------      --------      ---------     ---------
                                                    $4,613        $3,426        $12,754       $13,779
                                                    ======        ======        =======       =======


Information about the Company's sales in different geographic regions, which are attributed to countries based on location of customers, is as follows (in thousands):

                            Three months ended             Nine months ended
                              September 30,                   September 30,
                            -------------------          --------------------
                               2003          2002           2003          2002
                           --------       -------        -------       -------

United States               $31,244       $34,037        $97,319      $107,983
Canada                          262           265            880           996
United Kingdom                1,803         1,787          5,218         5,405
Latin America and other         918           527          2,935         1,700
                           --------     ---------    -----------     ---------
                            $34,227       $36,616       $106,352      $116,084
                            =======       -------       ========      --------

Information about the Company's identifiable assets in different geographic regions, is as follows (in thousands):

                             September 30,               December 31,
                                     2003                        2002
                                     ----                        ----
United States                    $133,362                     $137,303
Canada                                483                        3,076
United Kingdom                      3,239                        3,301
Latin America and other             1,637                        1,225
                              -----------                   ----------
                                 $138,721                     $144,905
                                 --------                     --------

7.       Restructuring reserves

During 1999 and 2000, the Company adopted restructuring plans, primarily related to its IT business segment. During the nine month period ended September 30, 2003 the Company utilized $547,000 of the restructuring reserve and recorded $365,000 of other adjustments to the reserve. Of the remaining restructuring reserve balance of $959,000 and $1,141,000 at September 30, 2003 and December 31, 2002, respectively, $79,000 and $221,000, respectively, were included in accounts payable and accrued expenses and $880,000 and $920,000, respectively, were included in other non-current liabilities in the Consolidated Condensed Balance Sheet.

The remaining components of the restructuring reserve at September 30, 2003 and December 31, 2002 consist solely of lease and related obligations. Lease obligations are presented at their present value, net of assumed sublets.

8. Goodwill and intangible assets

The components of goodwill and intangible assets as of September 30, 2003 and December 31, 2002 are as follows (in thousands):

                                       September 30,           December 31,
                                          2003                  2002
                                       -----------         ---------------
Goodwill:
  Manufacturing Process                    $51,073              $51,020
  Information Technology                     6,269                6,269
  Optical Plastics                             202                  202
                                         ---------             --------
Total Goodwill                             $57,544              $57,491
                                           =======              =======

Amortized intangible assets:
  Patents and licenses                    $  1,348             $  1,348
  Less: accumulated depreciation               660                  593
                                         ---------             --------
  Patents and licenses, net               $    688            $     755
                                          ========            =========

Amortization expense for patents and licenses was $67,000 and $80,000 for the nine months ended September 30, 2003 and 2002. The weighted average amortization period as of September 30, 2003 is approximately six years. Amortization expense for the next six years is estimated to be approximately $100,000 a year.

Goodwill increased as of September 30, 2003 due to additional contingent payments made for previous acquisitions as well as the impact of foreign currency fluctuations.

9. Investments, marketable securities and note receivable

In March 2003, the Company and Interferon Sciences, Inc. ("ISI") entered into an agreement whereby the Company agreed to receive shares of common stock of Hemispherx Biopharma Inc. ("HEB") with a market value of $425,000 (the "Guaranteed Shares") in full settlement of all of ISI's debt obligations (the "ISI Debt"). The agreement obligates HEB to register the Guaranteed Shares, sets limits on the amount of shares the Company may sell and requires HEB to pay the Company an amount equal to the number of Guaranteed Shares remaining unsold on September 11, 2005 multiplied by $1.59. The Guaranteed Shares were registered by HEB in the fourth quarter of 2003.

The Company currently has an 8% senior unsecured note receivable from Five Star Products, Inc. ("FSP") in the outstanding principal amount of $3,000,000 (the "FSP Note"). On June 20, 2003, the Company entered into an Agreement of

Subordination and Assignments (the "Subordination Agreement") with FSP that amended the amount of annual repayment of principal on the FSP Note. Future repayments of the FSP Note are contingent on the operating results of FSP, subject to certain limitations as defined in the Subordination Agreement. Pursuant to the provisions of the Subordination Agreement, on June 27, 2003, the Company received a partial repayment from FSP in the amount of $500,000, reducing the outstanding principal amount of the FSP Note from $4,500,000 to $4,000,000. In July 2003, the Company received an additional repayment of $500,000, further reducing the outstanding principal from $4,000,000 to $3,500,000. Under the Subordination Agreement, FSP is permitted to make an additional repayment of up to $200,000 during the remainder of 2003.

On October 8, 2003, the Company exchanged $500,000 of the then outstanding amount of the FSP Note of $3,500,000 for 2,000,000 shares of FSP common stock, reducing the outstanding principal balance of the FSP Note from $3,500,000 to $3,000,000 and increasing the Company's ownership of FSP common stock to 9,133,417 shares, representing approximately 54% of FSP's outstanding shares. In consideration for the Company agreeing to the exchange at a price of $0.25 per share, FSP agreed to terminate the voting agreement between the Company and FSP. The voting agreement, which by its terms would in any event have terminated on June 30, 2004, provided that the Company (i) would vote its FSP common stock so that not more than 50% of the members of the FSP Board of Directors would be officers or directors of the Company, and (ii) would vote on matters other than the election of directors in the same proportion as the other FSP stockholders. As a result, commencing in the fourth quarter of 2003 the financial statements of FSP will be consolidated in the Company's consolidated financial statements.

In the second quarter of 2003, Valera Pharmaceuticals, Inc. (formerly Hydro Med Sciences) ("Valera") completed a private placement offering pursuant to which Valera raised approximately $12 million in gross proceeds from the sale of Series B preferred stock. As part of such transaction, the Company was granted an option (the "Valera Option") until March 31, 2004 (with a closing by June 30,
2004) to purchase up to $5 million of Series B preferred stock at the offering price of $.72 per share. The Company valued the Valera Option using the Black-Scholes model and recorded approximately $500,000 of income, which is included in Investments and other income (loss) net. The Valera Option was written down to zero in the quarter ended September 30, 2003 due to the recognition of the Company's share of Valera's equity loss.

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

One of the defendants, MCI, filed for bankruptcy protection in July 2002. As a result, the action is stayed as to MCI. The Company and GP both filed timely Proofs of Claim in the United States Bankruptcy Court against MCI and WorldCom, Inc., et al. On or around April 22, 2003, MCI served objections to the Proofs of Claim filed by the Company and GP.

On May 15, 2003 the Company and GP submitted their opposition to the objections. The Company and GP subsequently made a motion in Bankruptcy Court to lift the automatic stay to permit the litigation to proceed against MCI in State Court. MCI opposed the motion, which is now subjudice.

The defendants other than MCI made an application to the State Court to stay the fraud action until a later-commenced arbitration, alleging breach of the acquisition agreement and related agreements, is concluded.

In a decision dated May 9, 2003, the State Court granted the motion and stayed the fraud action pending the outcome of the arbitration of the claim based on breach of the acquisition agreement and of a separate agreement to refer business to GP on a preferred provider basis. Discovery is now being conducted in connection with the arbitration.

The Company is not a party to any legal proceeding, the outcome of which is believed by management to have a reasonable likelihood of having a material adverse effect upon the financial condition of the Company.

11.      Financial guarantees

On March 23, 2003, the Company extended its guarantee of up to $1,800,000 of GSE Systems, Inc. ("GSE") debt pursuant to GSE's credit facility. GSE's credit facility was scheduled to expire on March 23, 2003, however, it was extended until March 31, 2004. In consideration for the extension of the guarantee, the Company received 150,000 shares of GSE common stock with a value of $180,000. A deferred credit of $180,000 has been recorded for the receipt of these shares which will be amortized to income over the term of the guarantee. During the quarter and nine months ended September 30, 2003, the Company recorded $45,000 and $90,000, respectively, to other income in the Statement of Operations.

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

Proforma net income and earnings (loss) per share as if the Company recorded compensation expense based upon the fair value of stock-based awards have been presented in accordance with the provisions of SFAS No 123, for the three months and nine months ended September 30, 2003 and 2002 are as follows (in thousands, except per share amounts):



                                                        Three months                            Nine Months
                                                     ended September 30,                    ended September 30,

                                                                     2003           2002           2003            2002
                                                                     ----           ----           ----            ----
Net loss                                       As reported         $(2,847)       $(3,887)       $(6,416)      $(3,619)
Proforma compensation expense                                         (542)          (435)          (938)        (1,190)
                                                                 ----------      ---------     ----------      ---------
                                               Proforma            $(3,389)       $(4,322)       $(7,354)      $(4,809)
                                                                   ========       ========       ========      ========

Basic and Diluted
 loss  per share
                                               As reported        $(.16)        $(.25)          $(.38)           $(.24)
                                               Proforma           $(.19)        $(.28)          $(.42)           $(.32)


At September 30, 2003 and 2002, the per share weighted-average fair value of stock options granted was $2.74 and $2.69, respectively, on the date of grant using the modified Black-Scholes option-pricing model with the following weighted-average assumptions: 2003 expected dividend yield 0%, risk-free interest rate of 2.00%, expected volatility of 67.61% and an expected life of
2.46 years; 2002 expected dividend yield 0%, risk-free interest rate of 4.33%, expected volatility of 73.28% and an expected life of 5.70 years.

13.      Related party transactions

Pursuant to the incentive compensation agreement (the "Incentive Agreement") entered into in 2002, Jerome I. Feldman, the Company's Chief Executive Officer, is eligible to receive from the Company up to five payments in an amount of $1 million each, based on the closing price of the Company's common stock sustaining or averaging increasing specified levels over periods of at least 10 consecutive trading days. On each of June 11, 2003 and July 23, 2003, Mr. Feldman earned an incentive payment of $1 million each, which payments are to be made in December 2003 unless deferred as set forth below. To the extent there are any outstanding loans from the Company to Mr. Feldman at the time an incentive payment is payable, the Company has the right to set-off the payment of such incentive payment first against the outstanding accrued interest under such loans and next against any outstanding principal. The Company recorded compensation expense of $1 million in the third quarter ended September 30, 2003 and $2,000,000 for the nine months ended September 30, 2003, which is included in selling, general and administrative expense. Although the set-off of the payments earned on June 11, 2003 and July 23, 2003 will take place in future periods, for accounting purposes, the set-offs will be deemed to have occurred on the dates earned since the Company possesses the right of set-off under the Incentive Agreement. As a result, the Company applied the first $1 million earned by Mr. Feldman against $1 million of accrued interest receivable and the second $1million against the remaining $163,000 of accrued interest receivable and $837,000 of principal, which resulted in the outstanding balance of the note receivable being reduced from $4,095,000 at June 30, 2003 to $3,258,000 as of September 30, 2003.

On October 1, 2003, the incentive agreement was amended to allow Mr. Feldman to defer receipt of any incentive payment for a period of at least six months. The deferral period will automatically renew unless Mr. Feldman gives a termination notice at least 30 days prior to the expiration of the deferral period. However, no deferral period may end later than May 31, 2007. A deferral notice with respect to any incentive payment earned prior to December 31, 2003 must be given prior to December 1, 2003, and a deferral notice with respect to any incentive payment earned on or after December 31, 2003 must be given at least five business days prior to the date that such incentive payment is earned. A deferral notice cannot be given, and any deferral period will end, if any outstanding loan from the Company to Mr. Feldman is due and payable and is not otherwise paid. Interest accrues on each deferred amount at the prime rate minus 1%, which is 1% less than the interest rate accrued on the Company's outstanding loans to Mr. Feldman.

14.      Subsequent events

On October 23, 2003, the Company purchased from ManTech International ("ManTech") 3,426,699 shares of common stock of GSE and a GSE Subordinated Convertible Note of $650,000, which the Company immediately converted into 418,653 shares of common stock of GSE.

This transaction increased the Company's ownership of the common stock of GSE from approximately 22% to approximately 58%, assuming conversion of the GSE Subordinated Note. As a result, commencing in the fourth quarter of 2003, the financial statements of GSE will be consolidated in the Company's consolidated financial statements. Simultaneously with the closing of this transaction, three directors nominated by the Company were added to the GSE board of directors. GSE, which is headquartered in Columbia, Maryland, is a provider of real-time simulation, security and engineering services for the energy, process and military industries.
The consideration paid to ManTech by the Company consisted of a 5% note for $5,250,955 due in full in October 2008. Interest is payable quarterly. Each year during the term of the note, ManTech will have the option to convert up to 20% of the original principal amount of the note into common stock of the Company at the then market price of the Company's common stock, but only in the event that the Company's common stock is trading at $10 per share or more. In the event that less than 20% of the principal amount of the note is not converted in any year, such amount not converted will be eligible for conversion in each subsequent year until converted or until the note is repaid in cash.

The Company and ManTech entered into a five-year Teaming Agreement pursuant to which ManTech and the Company will work together to pursue training opportunities that will utilize the skills of the Company, GSE and ManTech.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company has three operating business segments. Two of these segments, the Manufacturing & Process Segment and the IT Segment, are managed through the Company's principal operating subsidiary General Physics ("GP") and the third segment through its operating subsidiary MXL. In addition, the Company holds a number of investments in publicly held companies, including Millennium Cell Inc., GSE and FSP, an investment in a private company Valera Pharmaceuticals (formerly Hydro Med) and also owns certain real estate.

GP is a global workforce development company that improves the effectiveness of organizations by providing training, management consulting, e-Learning solutions and engineering services that are customized to meet the specific needs of clients. Clients include Fortune 500 companies, manufacturing, process and energy companies, and other commercial and governmental customers. MXL is a specialist in the manufacture of polycarbonate parts requiring adherence to strict optical quality specifications and in the application of abrasion and fog resistant coatings to those parts.

For the quarter ended September 30, 2003, the Company had a net loss before income taxes of $2,634,000 compared to a net loss before income taxes of $3,739,000 for the quarter ended September 30, 2002. The loss in the third quarter of 2003 was primarily a result of the following: (i) an expense for an executive incentive compensation bonus of $1,000,000, (ii) a write-off of $860,000 of deferred finance costs due to the early termination of the Company's prior credit agreement, (iii)an equity loss on the Company's investment in Valera Pharmaceuticals, (formerly Hydro Med Sciences) of $500,000, and (iv) a non-cash charge of $339,000 relating to the Company's Millennium Cell Deferred Compensation Plan. These losses were offset by a non-cash gain of $1,162,000 from the September 30, 2003 valuation adjustment under the Black-Scholes method to the liability for the warrant to purchase Company Common Stock issued in connection with the Gabelli transaction. The loss before income taxes of $3,739,000 in the third quarter of 2002 included severance and related expenses of $1,944,000, offset by a $391,000 gain from the sale of shares of Millennium Cell Inc. and a non-cash credit of $348,000 relating to the Company's Millennium Cell Deferred Compensation Plan.

Each of the Company's three operating business segments had increased gross profit for the quarter ended September 30, 2003 as compared to 2002.

For the nine months ended September 30, 2003, the Company had a loss before income taxes of $5,811,000 compared to a net loss before income taxes of $3,190,000 for the nine months ended September 30, 2002. The nine months ended September 30, 2003 included the following: (i) an expense for an executive incentive compensation bonus of $2,000,000, (ii) a debt conversion expense, net of approximately $622,000 related to the conversion of the Convertible Exchangeable Notes, (iii) the write-off of deferred financing costs of $860,000 and (iv) a non-cash equity loss on the Company's investment in Valera of $500,000, offset by a $398,000 gain from the sale of shares of Millennium Cell, a non-cash gain of $1,162,000 from the September 30, 2003 valuation adjustment to the liability for the warrant to purchase Company common stock issued in connection with the Gabelli transaction, and income of approximately $500,000 from a warrant received by the Company in connection with a Valera private placement transaction.

For the nine months ended September 30, 2002, the Company had a loss before income taxes of $3,190,000. The loss for the nine months ended September 30, 2002 included severance and related expenses of $1,944,000 and a non-cash equity loss of $1,401,000 on HMS, offset by a $1,677,000 gain from the sale of shares of Millennium Cell Inc., and a non-cash credit of $1,216,000 relating to the Company's Millennium Cell Deferred Compensation Plan.


                                                     Three months ended                Nine months ended
                                                       September 30,                     September 30,
                                                -----------------------------     ----------------------------
                                                -------------- --------------     ------------- --------------
                                                     2003          2002                   2003        2002
                                                     ----          ----                   ----        ----
Sales
Manufacturing and Process                           $30,843       $32,543              $95,430      $102,109
Information Technology                                1,470         1,852                4,740         6,284
Optical Plastics                                      1,914         2,221                6,182         7,691
                                                  ---------     ---------          -----------   -----------
                                                    $34,227       $36,616             $106,352      $116,084
                                                    =======       =======             ========      ========


For the quarter and nine months ended September 30, 2003, sales decreased by $2,389,000 and $9,731,000 respectively, from the corresponding periods in 2002. The decrease in sales was primarily attributable to a continued reduction in sales from the automotive division of the Manufacturing and Process Segment, as well as decreased sales from clients in the utility industry and the Department of Energy. The Information Technology and the Optical Plastic segments sales continued to decline primarily due to the overall downturn in the economy.



                                                Three months ended                            Nine months ended
                                                   September 30,                                September 30,
                                      ----------------------------------------    ------------------------------------------
                                         2003       %        2002     %              2003      %           2002        %
                                         ----       -        ----     -              ----      -           ----        -
Gross profit
Manufacturing and Process               $3,810          12.4$3,024      9.3          $10,506   11.0        $11,873         11.6
Information Technology                     318          21.5   (43)                      993   20.9            215          3.4
Optical Plastics                           485          25.3   445     20.0            1,255   20.3          1,691         22.0
                                       -------          ----------     ----            -----   ----      ---------         ----
                                        $4,613          13.5$3,426      9.4          $12,754   12.0        $13,779         11.9
                                        ======          ==========    =====          =======   ====        =======         ====


Consolidated gross profit of $4,613,000 or 13.5% of sales for the quarter ended September 30, 2003, increased by $1,187,000, compared to consolidated gross profit of $3,426,000, or 9.4% of sales for the quarter ended September 30, 2002. For the nine months ended September 30, 2003, gross profit decreased by $1,025,000 from $13,779,000 to $12,754,000. The increase in gross profit and gross profit percentage in the third quarter was the result of the Company's continued effort to control costs on existing contracts. The decreased gross profit in the nine months ended September 30, 2003 occurred within the Manufacturing and Process and Optical Plastics Segments, as a result of a reduction in sales for the periods despite a consistent consolidated gross profit percentage.

The increased gross profit in both the quarter and nine months ended September 30, 2003 for the Information Technology Segment was a direct result of cost reduction initiatives within the segment and the Company's continued efforts to control costs on existing contracts. The overall gross margin percentage increased dramatically in this segment due to cost reductions.

Selling, general and administrative expenses

For the quarter ended September 30, 2003, selling, general and administrative (SG&A) expenses were $6,562,000 compared to $6,918,000 in the third quarter of 2002, resulting in a decrease in SG&A of $356,000. Selling general and administrative expenses for the quarter ended September 30, 2003, included an executive incentive compensation bonus of $1,000,000, and a $339,000 non-cash charge relating to the Company's Millennium Cell Deferred Compensation Plan. The selling, general and administrative expense in the third quarter of 2002 included severance and related expenses of $1,944,000, and a non-cash credit of $348,000 relating to the Company's Millennium Cell Deferred Compensation Plan.

For the nine months ended September 30, 2003, SG&A expenses increased by $1,725,000 from $15,841,000 to $17,566,000. The selling, general and administrative expense for nine months ended September 30, 2003 included an executive incentive compensation bonus of $2,000,000, a debt conversion expense, net of approximately $622,000 related to the conversion of the Convertible Exchangeable Notes, and a restructuring charge of $365,000. The selling general and administrative expenses for the nine months ended September 30, 2002 included severance and related expenses of $1,944,000. Without such items, selling general and administrative expenses in 2002 would have been consistent with the nine months ended September 30, 2003.

Interest expense

For the quarter ended September 30, 2003, interest expense increased by $817,000 to $1,471,000 compared to $654,000 the quarter ended September 30, 2002. For the nine months ended September 30, 2003, there was also an increase in interest expense of $576,000 from $2,083,000 to $2,659,000. The increase for both three months and nine months ended September 30, 2003 was primarily attributable to the Company's write-off of deferred financing costs on its prior credit agreement of $860,000 offset by a decrease in interest expense during 2003 as a result of both a decrease in the Company's outstanding indebtedness and a reduction in interest rates offset by increased fees.

Investment and other income (loss), net

For the quarter and nine months ended September 30, 2003, investment and other income (loss), net was $(562,000) and $100,000 as compared to $16,000 and $(722,000) for the quarter and nine months ended September 30, 2002. The loss for the third quarter in 2003 was primarily attributable to the equity loss on the Company's investment in Valera of approximately $500,000 which offset the income of $500,000 recorded by the Company in the second quarter of 2003 in connection with the Company's receipt of the Valera Option. The increase of $822,000 for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 was attributable to an increase in net income recorded on the Company's equity investments of approximately $874,000 (primarily due to an equity loss on Valera of $1,401,000 in 2002 as compared to $500,000 in 2003) and a reduction of interest income on loans receivable of approximately $47,000.

Valuation adjustment of liability for warrants

The Company recognized a gain of $1,162,000 in its September 30, 2003 valuation adjustment of the liability relating to the GP Warrants which was valued using the Black-Scholes model for the quarter and nine months ended September 30, 2003. This liability will continue to be marked to market until the underlining shares are registered with the SEC. The Company intends to file a registration statement with the SEC to register the underlying shares on November 20, 2003.

Gain on sale of marketable securities

The gains on sale of marketable securities of $186,000 and $398,000 for the quarter and nine months of 2003 and $391,000 and $1,677,000 for the corresponding periods in 2002 related to the Company's continued sale of Millennium Cell stock.

Income taxes

For the quarter and nine months ended September 30, 2003, the Company recorded an income tax expense of $213,000 and $605,000, which represents the Company's applicable federal, state and local, and foreign tax expense for these periods. In the quarter and nine months ended September 30, 2002, the Company recorded an income tax expense of $148,000 and $429,000, which represents the applicable federal, state, and local, and foreign tax expense for these periods.

Liquidity and capital resources

At September 30, 2003, the Company had cash and cash equivalents totaling $2,863,000. The Company believes that cash generated from operations, borrowing availability under the new credit agreement, cash generated from sales of marketable securities and potential equity financings will be sufficient to fund the working capital and other requirements of the Company for the foreseeable future.

For the nine months ended September 30, 2003, the Company's working capital increased by $6,590,000 to $7,370,000. The Company has increased working capital substantially during the nine months ended September 30, 2003 by paying certain of its short-term indebtedness with the proceeds of long-term debt.

The increase in cash and cash equivalents of $1,347,000 for the nine months ended September 30, 2003 resulted primarily from cash provided by operating activities of $3,496,000 offset by cash used in investing activities of $203,000 and financing activities of $1,844,000.

On August 14, 2003, GP, GP's subsidiary Skillright, Inc. and MXL entered into a two-year $25 million Credit Agreement with a new bank, the proceeds of which were used to repay the Company's existing credit facility. The Credit Agreement is secured by certain assets of GP and up to $1.5 million of the accounts receivable of MXL. The Credit Agreement also provides for an unsecured guaranty from the Company. MXL provided a limited guaranty up to the value of its account receivable collateral securing the Credit Agreement and will receive a guarantee fee from GP for the continuation of its limited guarantee after the NPDC distribution. At GP's option, upon prior written notice to the lender under the credit facility, MXL's account receivables can be eliminated from the borrowing base under the Credit Agreement, provided that GP makes a mandatory prepayment under the Credit Agreement to eliminate any borrowing base deficiency. At such point, all obligations of MXL relating to the Credit Agreement shall terminate and MXL's limited guaranty of the Credit Agreement shall be void. The Credit Agreement contains certain restrictive covenants, including a prohibition on future acquisitions, incurrence of debt and the payment of dividends. GP is currently restricted from paying dividends or management fees to the Company in excess of $1,000,000 in any fiscal year.

On October 23, 2003, the Company purchased from ManTech 3,426,699 shares of common stock of GSE and a GSE Subordinated Convertible Note of $650,000, which the Company immediately converted into 418,653 shares of common stock of GSE. This transaction increased the Company's ownership of the common stock of GSE from approximately 22% to approximately 58%, assuming conversion of the GSE Subordinated Note. The consideration paid to ManTech by the Company consisted of a 5% note for $5,250,955 due in full in October 2008. Interest is payable quarterly. Each year during the term of the note, ManTech will have the option to convert up to 20% of the original principal amount of the note into common stock of the Company at the then market price of the Company's common stock, but only in the event that the Company's common stock is trading at $10 per share or more. In the event that less than 20% of the principal amount of the note is not converted in any year, such amount not converted will be eligible for conversion in each subsequent year until converted or until the note is repaid in cash.

Pursuant to a Note and Warrant Purchase Agreement dated August 8, 2003, the Company issued and sold to four Gabelli funds $7,500,000 aggregate principal amount of 6% Conditional Subordinated Notes due 2008 and 937,500 warrants, each entitling the holder thereof to purchase (subject to adjustment) one share of the Company's common stock. The aggregate purchase price for the Notes and GP Warrants was $7,500,000.

The Company currently has an 8% senior unsecured note receivable from FSP due September 30, 2004 in the outstanding principal amount of $3,500,000 (the "FSP Note"). On June 20, 2003, the Company entered into an Agreement of Subordination and Assignments (the "Subordination Agreement") with FSP that amended the amount of annual repayment of principal on the FSP Note. Future repayments of the FSP Note are contingent on the operating results of FSP, subject to certain limitations as defined in the Subordination Agreement. Pursuant to the provisions of the Subordination Agreement, on June 27, 2003, the Company received a partial repayment from FSP in the amount of $500,000, reducing the outstanding principal amount of the FSP Note from $4,500,000 to $4,000,000. In July 2003, the Company received an additional repayment of $500,000, further reducing the outstanding principal from $4,000,000 to $3,500,000. Under the Subordination Agreement, FSP is permitted to make an additional repayment of up to $200,000 during the remainder of 2003.

On October 8, 2003, the Company exchanged $500,000 principal amount of the $3,500,000 FSP Note for 2,000,000 shares of FSP common stock, reducing the outstanding principal balance of the FSP note from $3,500,000 to $3,000,000 and increasing the Company's ownership of the FSP common stock to 9,133,417 shares, or approximately 54% of the then FSP outstanding shares. As a result, commencing in the fourth quarter of 2003 the financial statements of FSP will now be consolidated in the Company's consolidated financial statements.

On March 23, 2000, the Company agreed to guarantee up to $1,800,000 of GSE's debt pursuant to GSE's credit facility. GSE's credit facility would have expired on March 23, 2003, however the facility was extended until March 31, 2004. In consideration for the extension of the guarantee, the Company received 150,000 shares of GSES common stock, with a value of $180,000. A deferred credit of $180,000 has been recorded for the receipt of these shares which will amortize to income over the term of the guarantee. During the third quarter and nine months ended September 30, 2003, the Company recorded $45,000 and $90,000, respectively, to other income in the Statement of Operations.

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

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). This Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company is required to adopt the provisions of SFAS No. 146 for exit or disposal activities, if any, initiated after December 31, 2002. The adoption of SFAS No. 146 did not impact the consolidated financial position or results of operations, although it can be expected to impact the timing of liability recognition associated with future exit activities, if any.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative. It also clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and did not have an impact on the Company's Consolidated Financial Statements.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The provisions of FIN No. 46 are effective immediately for all entities with variable interests in variable interest entities created after December 31, 2002. The provisions of FIN No. 46 are effective for public entities with a variable interest in a variable interest entity created prior to January 1, 2003 no later than the end of the first annual reporting period beginning after December 15, 2003. The Company has evaluated its interests in certain entities to determine if any such entities will require consolidation under FIN No. 46, and has determined that, at this time, it is not necessary to consolidate any such entities.

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 QUALIFICATION RELATING TO FINANCIAL INFORMATION

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

         Except for the valuation adjustment of liability relating to the GP Warrants, we have no material changes to the disclosure on this matter made in our report on Form 10-K for the fiscal year ended December 31, 2002.

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)                        Exhibits

                   4.      2003 Incentive Stock Plan.*

                  10. Amended and Restated Incentive Compensation Agreement dated June 11, 2003 between GP Strategies Corporation and Jerome I.Feldman. *

                  10.1 Amendment dated as of October 1, 2003 to the Amended and Restated Incentive Compensation Agreement dated June 11, 2003 between GP Strategies Corporation and Jerome I. Feldman.*

                  10.2 Amended and Restated Incentive Compensation Agreement dated November 17, 2003 between GP Strategies Corporation and Jerome I. Feldman. *

                  10.3 Purchase and Sale Agreement dated October 21, 2003 by and between GP Strategies Corporation and ManTech International. Incorporated herein by reference to
                           Exhibit 10.1 of GP Strategies Form 8-K dated October 23, 2003.

                  10.4 Teaming Agreement dated October 21, 2003 by and between GP Strategies Corporation and ManTech International. Incorporated herein by reference to
                           Exhibit 10-2 of GP Strategies Form 8-K dated October 23, 2003.

                 10.5 $5,250,955 Promissory Note dated October 21, 2003 of GP Strategies Corporation. Incorporated herein by reference to Exhibit 10.3 of GP Strategies Form 8-K dated October 23, 2003.

                  31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Act of 1934.

                  31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Act of 1934.

                  32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  (b)      Reports

                  1. Form 8-K filed on August 14, 2003 reporting an event under
                     Item 12.

                  2. Form 8-K filed on October 13, 2003 reporting an event under
                     Item 5 with respect to Five Star Products, Inc.

                  3. Form 8-K filed on October 27, 2003 reporting an event under
                     Item 5 with respect to GSE Systems, Inc.

                  4. Form 8-K filed on November 17, 2003 reported an event under
                     Item 12.

--------------
*Filed herewith

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                               September 30, 2003

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                            GP STRATEGIES CORPORATION


DATE: November 18, 2003             BY:    Scott N. Greenberg
                                           President &
                                           Chief Financial Officer


DATE: November 18, 2003             BY:    Jerome I. Feldman
                                           Chief Executive Officer