Form 10-Q/A
period 2003-09-30
GP STRATEGIES CORP
filed 2003-11-20
CIK 70415

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
    ACT OF 1934

For the transition period from                             to
                              -------------------------------------------------

Commission File Number:                                1-7234
                       ------------------------------------------------------

                            GP STRATEGIES CORPORATION
----------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                       13-1926739
------------------------------------                 ------------------------
(State or other jurisdiction of                      (I.R.S. Employe
incorporation or organization                         Identificatio No.)

777 Westchester Avenue, White Plains, NY                      10604
----------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip code)

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

        31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Act of 1934.**

        31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Act of 1934.**

        32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

        32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

        (b)    Reports

         1.    Form 8-K filed on August 14, 2003 reporting an event under Item
               12.

         2. Form 8-K filed on October 13, 2003 reporting an event under Item 5 with respect to Five Star Products, Inc.

         3. Form 8-K filed on October 27, 2003 reporting an event under Item 5 with respect to GSE Systems, Inc.

         4.    Form 8-K filed on November 17, 2003 reported an event under Item
               12.

--------------
*  Previously Filed
**Exhibits were inadvertently omitted from original filing and are filed herewith.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                               September 30, 2003

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                            GP STRATEGIES CORPORATION


DATE: November 18, 2003                    Scott N. Greenberg
                                           President &
                                           Chief Financial Officer


DATE: November 18, 2003                    Jerome I. Feldman
                                           Chief Executive Officer