Form 10-K
period 2003-12-31
GP STRATEGIES CORP
filed 2004-04-14
CIK 70415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2003
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from to

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

The aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $.01 per share and Class B Capital Stock, par value $.01 per share held by non-affiliates as of June 30, 2003 was approximately $68,737,653.

The number of shares outstanding of each of the Registrant's Common Stock and Class B Stock as of March 15, 2004:

              Class                                             Outstanding

Common Stock, par value $.01 per share                      16,391,006 shares
Class B Capital Stock, par value $.01 per share              1,200,000 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders are incorporated herein by reference into Part III hereof.

                                TABLE OF CONTENTS
                                                                           Page
PART I
    Item 1.   Business                                                      1

    Item 2.   Properties                                                   24

    Item 3.   Legal Proceedings                                            25

    Item 4.   Submission of Matters to a Vote of
               Security Holders                                            27
PART II
    Item 5.   Market for the Registrant's Common
               Equity and Related Stockholder Matters                      28

    Item 6.   Selected Financial Data                                      30

    Item 7.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations               31

    Item 7A. Quantitative and Qualitative Disclosures About Market Risk    50

    Item 8.   Financial Statements and Supplementary Data                  51

    Item 9.   Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure                      115

    Item 9A.   Controls and Procedures                                     115
PART III
    Item 10.  Directors and Executive Officers of the Registrant*          116

    Item 11.  Executive Compensation*                                      116

    Item 12.  Security Ownership of Certain
               Beneficial Owners and Management*                           116

    Item 13.  Certain Relationships and Related Transactions*              116

    Item 14.  Principal Accountant Fees and Services*                      116
PART IV
     Item 15.  Exhibits, Financial Statement Schedules,
     and Reports on Form 8-K                                               117

*To be incorporated by reference from the proxy statement for the Registrant's 2004 Annual Meeting of Shareholders.

            Cautionary Statement Regarding Forward-Looking Statements


        The forward-looking statements contained herein reflect GP Strategies' management's current views with respect to future events and financial performance. We use words such as "expects", "intends" and "anticipates" to indicate forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, all of which are difficult to predict and many of which are beyond the control of GP Strategies, including, but not limited to, our inability to generate funds by selling any assets that are included in the proposed spin-off, our holding company structure, failure to continue to attract and retain personnel, loss of business from significant customers, failure to keep pace with technology, changing economic conditions, competition, and those other risks and uncertainties detailed in GP Strategies' periodic reports and registration statements filed with the Securities and Exchange Commission.

         If any one or more of these expectations and assumptions proves incorrect, actual results will likely differ materially from those contemplated by the forward-looking statements. Even if all of the foregoing assumptions and expectations prove correct, actual results may still differ materially from those expressed in the forward-looking statements as a result of factors we may not anticipate or that may be beyond our control. While we cannot assess the future impact that any of these differences could have on our business, financial condition, results of operations and cash flows or the market price of shares of our common stock, the differences could be significant. We do not undertake to update any forward-looking statements made by us.


                                     PART I
ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

         GP Strategies Corporation (the "Company") was incorporated in Delaware in 1959. The Company is a New York Stock Exchange listed company traded under the symbol GPX. Effective October 23, 2003, the Company has five operating business segments. Two of these segments, the Manufacturing & Process Segment and the Information Technology Segment, are managed through the Company's principal operating subsidiary General Physics Corporation ("General Physics"). The third segment is the Optical Plastics Segment, comprised of the Company's subsidiary MXL Industries, Inc. ("MXL"). The fourth segment is the Simulation segment, comprised of the Company's majority-owned subsidiary GSE Systems Inc. ("GSE"). The fifth segment is the Home Improvement Distribution Segment, comprised of the Company's majority-owned subsidiary Five Star Products Inc. ("Five Star").

         General Physics is a workforce development company that improves the effectiveness of organizations by providing training, management consulting, e-Learning solutions and engineering services that are customized to meet the specific needs of clients. Additional information about General Physics may be found at www.gpworldwide.com.

         GSE develops and delivers business and technology solutions by applying simulation software, systems and services to the energy, process and manufacturing industries worldwide. GSE was previously an investment of the

Company accounted for under the equity method. During the fourth quarter of 2003 due to the Company's acquisition of additional shares of GSE, bringing its ownership to 58%, GSE will be consolidated into the Company's financial statements effective October 23, 2003. GSE is a part of the Company's new Simulation Segment.

         MXL is a specialist in the manufacture of polycarbonate parts requiring strict adherence to optical quality specifications, and in the application of abrasion and fog resistant coatings to those parts. Products include shields, face masks and non-optical plastic products.

         Five Star is a leading regional distributor of paint sundry items, interior and exterior stains, brushes, rollers, caulking compounds and hardware products. Five Star was previously an investment of the Company accounted for under the equity method. During the fourth quarter of 2003 due to the Company's acquisition of additional shares of Five Star, bringing its ownership to 54%, Five Star will be consolidated into the Company's financial statements effective October 8, 2003. Five Star is a part of the Company's new Home Improvement Distribution Segment.

         In addition, the Company holds an investment in Millennium Cell Inc., a publicly held company, and an investment in a private company, Valera Pharmaceuticals (formerly Hydro Med Sciences ) ("Valera"), and also owns certain real estate.

         The Company is actively pursuing a spin-off of certain of its non-core assets, including MXL, its ownership in Five Star, the investment in Millennium Cell Inc., the investment in Valera and certain real estate, into a separate corporation to be named National Patent Development Corporation (See Recent Developments)

Company Information Available on the Internet

         The Company's internet address is www.gpstrategies.com. The Company makes available free of charge through its internet site, its annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and any amendment to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, or the "Exchange Act," as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission.

RECENT DEVELOPMENTS

         On October 23, 2003, the Company purchased from ManTech International ("ManTech") 3,426,699 shares of common stock of GSE and a GSE Subordinated Note in the outstanding principal amount of $650,000, which the Company immediately converted into 418,653 shares of common stock of GSE. This transaction (the "GSE Acquisition") increased the Company's ownership of the common stock of GSE from approximately 22% to approximately 58%, and as a result, commencing in the fourth quarter of 2003, GSE will be consolidated into the Company's consolidated financial statements. Simultaneously with the closing of the GSE Acquisition, three directors nominated by the Company were added to the GSE board of directors.

         The consideration paid to ManTech by the Company consisted of a five-year 5% note of $5,250,955 (the "ManTech Note") due in full in October

2008. Each year during the term of the ManTech Note, ManTech will have the option to convert up to 20% of the original principal amount of the note into common stock of the Company at the then market price of the Company's common stock, but only in the event that the Company's common stock is trading at $10 per share or more. In the event that less than 20% of the principal amount of the note is not converted in any year, such amount not converted will be eligible for conversion in each subsequent year until converted or until the note is repaid in cash.

         As part of the GSE Acquisition, the Company and ManTech entered into a five-year Teaming Agreement pursuant to which ManTech and the Company will work together to give the Company the opportunity to provide training services to ManTech's customers.

         On October 8, 2003, the Company converted $500,000 principal amount of the $3,500,000 Senior Unsecured 8% Note due June 30, 2005, as amended, (the "Five Star Note") of Five Star into 2,000,000 shares of Five Star common stock (the "Five Star Acquisition"). In consideration for the Company agreeing to convert at a conversion price of $0.25 per share, Five Star agreed to terminate the voting agreement between the Company and Five Star. The voting agreement, which by its terms would in any event have terminated on June 30, 2004, provided that the Company (i) would vote its Five Star common stock so that not more than 50% of the members of the Five Star board of directors would be officers or directors of the Company and (ii) would vote on matters other than the election of directors in the same proportion as the other Five Star stockholders.

         The Five Star Acquisition, which was approved by a Special Committee of the Five Star board of directors comprised of an independent non-management director who is unaffiliated with the Company, increased the Company's ownership in Five Star from approximately 48% to approximately 54% of the outstanding Five Star common stock and as a result, commencing in the fourth quarter of 2003, Five Star will be consolidated into the Company's consolidated financial statements. In addition, the Company continues to own the remaining $2.8 million principal amount of the Five Star Note, the balance of which decreased in 2003 due to repayments of $1,000,000 prior to the Five Star Acquisition, $500,000 due to the conversion of principal to common stock in the Five Star Acquisition and a $200,000 repayment subsequent to the Five Star Acquisition.

         In July 2002, the Company announced that it was actively considering a spin-off of certain of its non-core assets into a separate corporation to be named National Patent Development Corporation ("NPDC"). On November 14, 2002, the Company filed a ruling request with the Internal Revenue Service (the "IRS"), which if approved, would enable the Company to do a tax-free spin-off of certain non-core assets, including MXL and Five Star. Each holder of the Company's common stock would receive one share of NPDC common stock for each share of the Company's common stock held and each holder of the Company's Class B capital stock would receive one share of NPDC common stock for each share of Class B capital stock held. On March 21, 2003, the IRS issued a favorable tax ruling, however, the spin-off is still subject to certain conditions, including certain SEC filings. On February 12, 2004 the Company filed documents with the Securities and Exchange Commission relating to the proposed spin-off and the Company anticipates that the spin-off will occur at the conclusion of the SEC review process.

         After the spin-off becomes effective, the Company's business would be comprised of its training and workforce development business operated by General Physics and the GSE simulation business. NPDC would be a stand- alone public company owning all of the stock of MXL, the interest in Five Star and certain other non-core assets.


GENERAL PHYSICS CORPORATION

Organization and Operations

         General Physics provides performance improvement services and products to multinational companies in manufacturing and process industries, electric power utilities, and other commercial and governmental customers. General Physics is a global leader in performance improvement, with over three decades of experience in providing solutions to optimize work force performance. Since its incorporation in 1966, General Physics has provided clients with the products and services they need to successfully integrate their people, processes and technology. General Physics' instruction delivery capabilities include traditional classroom, structured on-the-job training (OJT), just-in-time methods, electronic performance support systems (EPSS), and the full spectrum of e-learning technologies. For businesses, government agencies and other organizations, General Physics offers services and products spanning the entire lifecycle of production facilities. General Physics products and services include plant equipment and process launch assistance; operations and maintenance practice training and consulting services; curriculum development and delivery; facility and enterprise change and configuration management; lean enterprise consulting; plant and process engineering review and re-design; learning resource management; e-learning consulting and systems implementation; and development and delivery of information technology (IT) training on an enterprise-wide scale. General Physics' personnel bring a wide variety of professional, technical and military backgrounds together to create cost-effective solutions for modern business and governmental challenges.

General Physics' Operating Segments

         General Physics provides services and sells products within a structure that is integrated both vertically and horizontally. Vertically, General Physics is organized into Strategic Business Units (SBUs), Business Units (BUs), and Groups focused on providing a wide range of products and services to clients and prospective clients predominantly within targeted markets. Horizontally, General Physics is organized across SBUs, BUs and Groups to integrate similar service lines, technology, information, work products, client management and other resources. Communications and market research, accounting, finance, legal, human resources and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating units to support existing customer accounts and new customer development. General Physics operates in two business segments: Manufacturing & Process and Information Technology.

Manufacturing & Process

         The Manufacturing & Process Segment provides technology-based training, engineering, consulting and technical services to leading companies in the automotive, steel, power, oil and gas, chemical, energy, pharmaceutical, and food and beverage industries, as well as to the government sector, and focuses on developing long-term relationships with Fortune 500 companies, their suppliers and agencies of the government. Through this segment General Physics provides training, Learning Resource Management (LRM) training outsourcing, engineering and technical support services to clients, whether involving workforce development, product, process and plant launch, modification of existing facilities and systems or regulatory compliance. This segment frequently supports the introduction of new work practices associated with lean manufacturing, self-directed work teams and engineering. Adult learning delivery capabilities include traditional classroom, structured on-the-job training
(OJT), just in time methods, electronic performance support systems (EPSS), and the full spectrum of e-Learning technologies. Also included in this segment are e-Learning services, which function as a single-source e-learning solution provider through its integration services, the development and provisioning of proprietary content and the aggregation and distribution of third party content.

Information Technology

         The Information Technology Segment provides information technology (IT) training programs and solutions, including Enterprise Solution training. Specific services include software applications training, change management, and courseware development. This segment has operations in the United States and Canada.


General Physics Products and Services

Training. Each of General Physics' segments provides training services and products to support existing, as well as the launch of new, plants, products, equipment, technologies and processes. The range of services includes fundamental analysis of a client's training needs, curriculum design, instructional material development (in hard copy, electronic/software or other format), information technology service support, and delivery of training using an instructor-led, on-the-job, computer-based, web-based, video-based or other technology-based method. General Physics has available an existing curriculum of business and technical courses and also is involved in the management of the training business operations at several of its customers. Training products include instructor and student training manuals, instructional material on CD-ROM and PC-based simulators.

Consulting. Consulting services include not only training-related consulting services, but also more traditional business management, engineering and other disciplines. General Physics is able to provide high-level lean enterprise consulting services, as well as training in the concept, methods and application of lean enterprise and other quality practices, organizational development and change management. General Physics also provides engineering consulting services to support regulatory and environmental compliance, modification of facilities and processes, reliability-centered maintenance practices, and plant start-up activities. Consulting products include copyrighted training and reference materials.

Technical Support and Engineering. General Physics is staffed and equipped to provide engineering and technical support services and products to clients. Technical support services include procedure writing and configuration control for capital intensive facilities, plant start-up assistance, logistics support (e.g., inventory management and control), implementation and engineering assistance for facility or process modifications, facility management for high technology training environments, staff augmentation, and help-desk support for standard and customized client desktop applications. Technical support products include EtaPro(TM) General Physics software applications.

Contracts

         General Physics is currently performing under time-and-materials, fixed-price and cost-reimbursable contracts. General Physics' contracts with the United States Government have predominantly been cost-reimbursable contracts and fixed-price contracts. General Physics is required to comply with the Federal Acquisition Regulations and the Government Cost Accounting Standards with respect to services provided to the United States Government and agencies thereof. These Regulations and Standards govern the procurement of goods and services by the United States Government and the nature of costs that can be charged with respect to such goods and services. All such contracts are subject to audit by a designated government audit agency, which in most cases is the Defense Contract Audit Agency (the "DCAA"). The DCAA has audited General Physics' contracts through 2000 without any material disallowances.

         The following table illustrates the percentage of total revenue of General Physics attributable to each type of contract for the year ended December 31, 2003:

         Fixed-Price...............................69%
         Time and Materials........................17
         Cost-Reimbursable.........................14
                                                   --
              Total Revenue.......................100%
                                                  ====


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

         No significant terminations of General Physics' contracts have occurred over the last five years.

International

         General Physics conducts its business outside the United States and Canada primarily through its wholly-owned subsidiaries General Physics (UK) Ltd., General Physics Corporation Mexico, S.A. de C.V., General Physic Asia, Ptd. Ltd. and General Physics (Malaysia) Sdn Bhd. Through these companies, General Physics is capable of providing substantially the same services and products as are available to clients in the United States, although modified as appropriate to address the language, business practices and cultural factors unique to each client and country. In combination with its subsidiaries, General Physics is able to coordinate the delivery to multi-national clients of services and products that achieve consistency on a global, enterprise-wide basis.

SIMULATION SEGMENT

GSE

         GSE is a world leader in real-time power plant simulation. GSE provides simulation solutions and services to the nuclear and fossil electric utility industry, as well as process industries such as the chemical and petrochemical industries. In addition, GSE provides plant monitoring, security access and control, and signal analysis monitoring and optimization software primarily to the power industry.

         Prior to September 25, 2003, GSE also had a process automation and control business. The automation products of this business unit optimized batch and hybrid plant control for the specialty chemical, food and beverage, and pharmaceutical industries. On September 25, 2003, GSE completed the sale of substantially all of the assets of this business to Novatech, LLC. GSE is currently comprised of three divisions: Power Simulation, Process Simulation and Emergency Management Simulation.

         GSE is positioning itself to take advantage of emerging trends in the power industry. The operating licenses for numerous nuclear power plants will expire over the next several years. Fourteen plants have already received license extensions, and sixteen more have applications pending. Many plants are also planning significant upgrades to the physical equipment and control room technology in conjunction with the license extensions. Both will result in the need to modify or replace the existing plant control room simulators. GSE, having the largest installed base of existing simulators, is well positioned to capture the majority of this business.

         To address the varying levels of technology that exists across GSE's installed base, GSE has developed a Java-based graphical overlay technology called JADE (Java Application Development Environment). JADE provides a common look and feel to GSE's various simulation tools regardless of whether the underlying technology is UNIX, LINUX or Microsoft Windows XP. JADE also works with all of GSE's tools for building electrical, logic and control, and flow system models for plants.

         GSE continues to focus on the fossil power segment of the power industry. Several fossil plant simulator projects were awarded in 2003, expanding GSE's presence in the market and establishing key strategic relationships with power industry DCS providers. GSE expects continued growth in this market segment and is focusing on second time simulation buyers that now demand the more sophisticated and realistic simulation models offered by GSE. Sales and marketing resources have been expanded for the fossil power industry.

         While GSE simulators are primarily utilized for power plant operator training, the uses are expanding to include engineering analysis, plant modification studies, and operation efficiency improvements for both nuclear and fossil utilities. During plant construction, simulators are used to test control strategies and ensure on-time start-up. After commissioning, the same tools can be used to increase plant availability and optimize plant performance for the life of the facility. In 2003, GSE demonstrated its ability to link its simulation models to plant optimization tools of third parties to provide a unique and broad based optimization solution. GSE and its partners will be bringing these new products to market in 2004.

         GSE has targeted the Process simulation business as an area with a significant potential for growth. The process industries, particularly oil and gas and chemical, are expanding worldwide and are faced with the challenges of performance improvement at existing facilities and training of personnel to staff new and upgraded facilities. GSE's SimSuite Pro product and experience in the process industries provide GSE with excellent capabilities to service these needs. Dedicated sales and marketing resources have been assigned to Process simulation to facilitate this initiative.

         In 2003, GSE continued to expand the sale of its plant optimization tools based on advanced signal analysis technology. GSE's Pegasus Plant Surveillance and Diagnosis System helps improve plant availability, safety and economy. Pegasus is a software package for semi-automatic plant surveillance and diagnostics and enables site engineers to perform detailed analysis for specified component faults, allowing the identification of degraded performance and replacement of components before they fail. SensBase provides comprehensive sensor test services, thus ensuring that changes in transmitters and other instruments do not jeopardize the function of the nuclear plant protection systems. BRUS, a noise analysis program package, is a collection of signal analysis tools which allow users to detect developing abnormalities in the plant. GSE's worldwide reputation for boiling water reactor stability training lead to an increase in sales of both stability training courses and GSE's SIMON Stability Monitoring equipment. GSE has been very successful in selling this technology to European and Asian customers and is investigating its viability in the US market.

         The acquisition by the Company of controlling interest in GSE has led to further cooperation between the companies. In addition to cooperating in the marketing of individual products, the companies will combine some of General Physics' extensive training materials and programs with GSE's power plant simulation models to provide truly interactive and adaptive total training solutions. Cooperative marketing activities between General Physics and GSE will enable GSE to extend simulation capabilities into industries beyond Power and Process and to expand the range of products and services offered to customers.

         In 2003, GSE began to aggressively market its access control and intrusion detection system to the nuclear and process industries, however, the market has been slow to develop. The nuclear industry security focus has been on investing in technology to detect the approach of intruders farther away from the plant perimeter. As a result, much of the anticipated sales of GSE's GAARDS system have failed to materialize. At the end of 2003, GSE made the decision to reduce its investment in this market segment until the market rebounds.

         In lieu of pursuing physical security system projects, GSE has turned its attention to opportunities for simulation in disaster recovery and terrorist threat response. In 2003, GSE modified its simulation technology to simulate the operation of Emergency Operations Centers (EOC) run by municipal and state governments. REMITS is a Real-time Emergency Management Interactive Training System designed to simulate emergency situations and enable EOC staffs to train without requiring human participation in the field. REMITS enables the EOC staff to stay current with the technology and enables instructors to introduce new problems and challenges during the exercise to test the EOC staff response to changing situations. As the Federal Government spends billions in first responder training, GSE believes its REMITS product will find a large market in the developing field of training for disaster recovery and terrorist threat response.

Additional information about GSE may be found at www.gses.com

OPTICAL PLASTICS SEGMENT

MXL

         MXL is a specialist in the manufacture of polycarbonate parts requiring strict adherence to optical quality specifications, and in the application of abrasion and fog resistant coatings to those parts at its Lancaster, Pa.

facility. Polycarbon is the most impact resistant plastic utilized in optical quality molded parts. Products include shields, face masks and non-optical plastic products. Additionally, at its Illinois facility, MXL has the capability to design and construct injection molds for a variety of applications (optical and non-optical).

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

         MXL uses only polycarbonate resin to manufacture shields, face masks and lenses for over 50 clients in the safety, recreation and military industries. For its manufacturing work as a subcontractor in the military industry, MXL is required to comply with various federal regulations including Military Specifications and Federal Acquisition Regulations for military end use applications. At its Lancaster, Pa. facility, molding machines are housed in a climate controlled clean environment designed and built by MXL. In September 2003, MXL acquired certain of the precision custom optical assemblies inventory, machinery and equipment of AOtec for $1.1 million in cash and notes, subject to adjustment. MXL leased space in Massachusetts for the newly purchased equipment.

         MXL's contracts in the military and commercial area often require either vacuum deposited beam-splitter coatings, vacuum deposited anti-reflective coatings, laser eye protection, or a combination of these technologies in addition to MXL's capabilities of providing difficult and optically correct molded and coated components. The laser eye protection manufacturing equipment purchased from AOtec will enable MXL to better service purchase orders for precision pilot visors for next generation military fighter and attack aircraft, which require beam-splitter and anti-reflective coatings and will shortly require laser eye protection.

         Additional information about MXL may be found at www.mxl-industries.com


HOME IMPROVEMENT DISTRIBUTION SEGMENT

Five Star

         Five Star is engaged in the wholesale distribution of home decorating, hardware and finishing products. It serves over 3,500 independent retail dealers in twelve states, making Five Star one of the largest distributors of its kind in the Northeast. Five Star operates two state -of -the -art warehouse facilities, located in Newington, CT and East Hanover, NJ with approximately 347,000 square feet of space between them. All operations are coordinated by senior management from offices in New Jersey. Five Star's sales force consists almost entirely of employees.

         Five Star is a leading distributor of paint sundry items, interior and exterior stains, brushes, rollers, caulking compounds and hardware products. Five Star offers products from leading manufacturers such as Cabot Stain,

William Zinsser & Company, DAP, General Electric Corporation, American Tool, USG, Stanley Tools, Minwax and 3M Company. Five Star distributes its products to retail dealers, which include lumber yards, "do-it yourself" centers, hardware stores and paint stores principally in the northeast region. It carries an extensive inventory of the products it distributes and provides delivery, generally within 24 to 72 hours. Five Star has grown to be one of the largest independent distributors in the Northeast by providing a complete line of competitively priced products, timely delivery and attractive pricing and financing terms to its customers. Much of Five Star's success can be attributed to a continued commitment to provide customers with the highest quality service at reasonable prices.

         As one of the largest distributors of paint sundry items in the Northeast, Five Star enjoys cost advantages and favorable supply arrangements over the smaller distributors in the industry. This enables Five Star to compete as a "low cost" provider. Five Star uses a fully computerized warehouse system to track all facets of its distribution operations. Five Star has enhanced the sophistication of its warehouse and office facilities to take full advantage of economies of scale, speed the flow of orders and to compete as a low cost distributor. Nearly all phases of the selling process from inventory management to receivable collection are automated and tracked; all operations are overseen by senior management at the New Jersey facility. Five Star is able to capitalize on manufacturer discounts by strategically timing purchases involving large quantities.

         Five Star has developed strong, long-term relationships with leading suppliers since its predecessor company, J. Leven, was founded in 1912. As a major distributor of paint sundry items, suppliers rely on Five Star to introduce new products to market. Furthermore, suppliers have grown to trust Five Star's ability to penetrate the market. As a result, Five Star is often called on first by manufacturers to introduce new products into the marketplace. For example, Minwax, Best Liebco and Cabot Stain have utilized Five Star to introduce and distribute some of their new product innovations.

On February 6, 2004 Five Star announced that it will repurchase up to 5,000,000 shares, or approximately 30% of its common stock currently outstanding, through a tender offer for the shares at $0.21 per share, originally set to expire on March 16, 2004. On March 17, 2004 Five Star announced that it had increased the price it was offering to pay for the shares in the tender offer to $0.25 per share and extended the offer to March 31, 2004. Based on the final tabulation by the depositary for the tender offer, approximately 2,648,000 shares of common stock were tendered and acquired by Five Star. The effect of the tender offer was to increase the Company's ownership in Five Star to approximately 64%.

         If the Company increases its ownership to at least 80% of Five Star's common stock, Five Star would become, for federal tax purposes, part of the affiliated group of which the Company is the common parent. As a member of such affiliated group, Five Star would be included in the Company's consolidated federal income tax returns, Five Star's income or loss would be included as part of the income or loss of the affiliated group and any of Five Star's income so included might be offset by the consolidated net operating losses, if any, of the affiliated group. As part of this agreement, Five Star has agreed to enter into a tax sharing agreement with the Company pursuant to which Five Star will make tax sharing payments to the Company once Five Star becomes a member of the consolidated group equal to 80% of the amount of taxes Five Star would pay if

Five Star were to file separate consolidated tax returns but did not pay as a result of being included in the Company affiliated group. If the Company completes the spin-off of certain of its assets, including its interest in Five Star into NPDC (See Recent Developments above), the foregoing agreement would be assigned by the Company to NPDC.

         Additional information about Five Star, may be found at www.fivestargroup.com


INVESTMENTS

Over the last several years, the Company has taken significant steps to focus primarily on becoming a global workforce development company and has divested many of its non-core assets. However, the Company still has investments in the common stock of Valera and Millennium Cell and also owns certain real estate.

Valera is a specialty pharmaceutical company focused on the acquisition, development and commercialization of novel prescription pharmaceuticals, particularly for the treatment of urological conditions and disorders. Valera intends to develop new formulations using its hydron drug delivery technology, which is a subcutaneous implant that controls the amount, timing and location of the release of drug compounds into the body.

Valera's lead product is a twelve-month implant that delivers the luteinizing hormone releasing hormone, or LHRH, histrelin for the palliative treatment of metastatic prostate cancer. LHRH agonists are the premium standard of care in the palliative treatment for metastatic breast cancer. This implant is currently in open label Phase III clinical trials and is currently meeting its two primary endpoints. On December 16, 2003, Valera submitted its New Drug Application (NDA) for Vantas(TM), the name for Valera's long-acting LHRH implant for treating prostate cancer.

Prior to June 2000, Valera operated as a division of the Company, however, in connection with an offering of the Company's 6% Convertible Subordinated Exchangeable Notes due 2003 (the "Valera Notes"), Valera was incorporated as a separate company and became a wholly-owned subsidiary of the Company. The Valera Notes, at the option of the holders, could previously have been exchanged for 19.9% of the outstanding common stock of Valera on a fully diluted basis or into shares of the Company's common stock. On April 23, 2003, the Company entered into an agreement with the holders of the Valera Notes to exchange the Valera Notes plus related accrued interest for 554,000 shares of the Company's Common Stock at a conversion rate of $5.00 per share with a fair value of $2,770,000. As a result, in accordance with the provisions of SFAS Statement No. 84, Induced Conversions of Convertible Debt, the Company recorded debt conversion expense, net of approximately $622,000, which is included in selling, general and administrative expenses in 2003.

On December 27, 2001, Valera completed a $7 million private placement of Valera Series A Convertible Preferred Stock (the "Preferred Stock") to certain institutional investors. The Preferred Stock is convertible at any time at the option of the holder and participates in dividends with Valera common stock on an as converted basis.

The Company owns 100% of Valera's common stock but no longer has financial and operating control of Valera. As a condition of the private placement, the

Company contractually gave up operating control over Valera through an Investors Rights Agreement. Therefore, through December 27, 2001, the operating results of Valera are consolidated within the Consolidated Statements of Operations. However, subsequent to that date the Company accounts for its investment in Valera under the equity method. Due to Valera's operating losses in 2002 the Company's investment in Valera as of December 31, 2002 was written down to zero.

In the second quarter of 2003, Valera completed a $12 million private placement offering of Series B Convertible Preferred Stock. As part of such transaction, the Company was granted an option (the "Valera Option") until March 31, 2004 (which the Company did not exercise) to purchase up to $5 million of Series B preferred stock at the offering price of $.72 per share. The Company valued the Valera Option using the Black-Scholes model and recorded approximately $500,000 of income, which is included in Investments and other income (loss) net. The Valera Option was written down to zero in the quarter ended September 30, 2003 due to the recognition of the Company's share of Valera's equity loss. Assuming conversion of all of the outstanding shares of Series A and Series B convertible preferred stock and exercise of options for the total number of Valera common shares reserved for Valera's employee stock option plans, the Company would own approximately 25% of Valera.

Millennium Cell Inc. ("Millennium") is a publicly traded emerging technology company engaged in the business of developing innovative fuel systems for the safe storage, transportation and generation of hydrogen for use as an energy source. The Company owns approximately 4% of the outstanding common stock of Millennium as of December 31, 2003, with a market value of $3,570,000.

CUSTOMERS

         General Physics currently provides services to more than 500 customers. Significant customers include multinational automotive manufacturers, such as General Motors Corporation, Ford Motor Company and Daimler Chrysler Corporation; commercial electric power utilities, such as Consolidated Edison Company of New York, Public Service Electric & Gas Company and Entergy Operations, Inc.; governmental agencies, such as the U.S. Departments of Defense, Energy and Treasury, the U.S. Department of Homeland Security, U.S. Department of Transportation and U.S. Social Security Administration; U.S. government prime contractors, such as Northrop-Grumman and Lockheed Martin; and other large multinational companies, such as Pfizer, Inc., Merck & Co., Eli Lily & Co, IBM Corporation, United Technologies Corporation, Anheuser-Busch Company, The Coca-Cola Company, ExxonMobil, USX Corporation, and General Electric Company. Revenue from the United States Government accounted for approximately 38% of General Physics' revenue for the year ended December 31, 2003. Revenue was derived from many separate contracts and subcontracts with a variety of Government agencies and contractors that are regarded by General Physics as separate customers. In 2003, revenue from the Department of the Army, which is included in United States Government revenue accounted for approximately 22% of General Physics' revenue.

         As the market for optical injection molded plastics is relatively focused, MXL serves virtually all of the major users. The customer base of MXL includes over 50 commercial customers in 27 states and Japan, the United Kingdom, Europe, the Middle East, Mexico, Canada and Australia. These commercial customers are primarily in the recreation, safety, and security industries. MXL's largest two customers comprised approximately 25% and 12%, respectively, of its total sales in 2003.

         GSE has provided approximately 200 simulation systems to an installed base of over 75 customers worldwide. GSE's largest two customers accounted for approximately 28.7% and 11.0%, respectively, of its sales in 2003 and its 10 largest customers accounted for approximately 73.6% of such sales. In 2003, approximately 15.2% of revenue was generated from end users outside the United States.

      Five Star's largest customer accounted for approximately 3.6% of its sales in 2003 and its 10 largest customers accounted for approximately 12.4% of its sales.

EMPLOYEES

         At December 31, 2003, the Company and its subsidiaries employed 1,692 persons, including 10 in the Company's headquarters, 1,189 at General Physics, 146 at GSE, 93 at MXL and 254 at Five Star.

         General Physics' principal resource is its personnel. General Physics' future success depends to a significant degree upon its ability to continue to attract, retain and integrate into its operations instructors, technical personnel and consultants who possess the skills and experience required to meet the needs of its clients. As of December 31, 2003, General Physics employed 1,189 employees and over 100 adjunct instructors.

         During 2003, General Physics transferred certain contracts and employees to SkillRight, Inc., a wholly-owned subsidiary of General Physics. Substantially all of the non-management employees of SkillRight, Inc. are members of the United Auto Workers union and covered by the terms of a collective bargaining agreement entered into between SkillRight, Inc. and the UAW.

         General Physics utilizes a variety of methods to attract and retain personnel. General Physics believes that the compensation and benefits offered to its employees are competitive with the compensation and benefits available from other organizations with which it competes for personnel. In addition, General Physics maintains and continuously improves the professional development of its employees, both internally via General Physics University (the Company's internal training organization) and through third parties, and also offers tuition reimbursement for job-related educational costs. General Physics believes its relations with its employees are good.

         GSE employs a highly educated and experienced multinational workforce of 146 employees, including approximately 84 engineers and scientists. Approximately 60% of these engineers and scientists have advanced science and technical degrees in fields such as chemical, mechanical and electrical engineering, applied mathematics and computer sciences. GSE believes its employees offer a competitive advantage that enhances its position to compete in the Simulation markets.

COMPETITION

         General Physics' services and products face a highly competitive environment. The principal competitive factors are the experience and capability of service personnel, performance, quality and functionality of products, reputation and price. Consulting services such as those provided by General Physics are performed by many of the customers themselves, large architectural and engineering firms that have expanded their range of services beyond design and construction activities, large consulting firms, information technology companies, major suppliers of equipment, degree-granting colleges and universities, vocational and technical training schools, continuing education programs, small privately held training providers and individuals and independent service companies similar to General Physics. The training industry is highly fragmented and competitive, with low barriers to entry and no single competitor accounting for a significant market share. Some of General Physics' competitors offer services and products that are similar to those of General Physics at lower prices, and some competitors have significantly greater financial, managerial, technical, marketing and other resources than does General Physics. There can be no assurance that General Physics will be successful against such competition.

         The Power Simulation business encounters intense competition. In the nuclear simulation market, GSE competes directly with larger firms primarily from Canada and Germany, such as Canadian Aerospace & Electronics (CAE) and STN Atlas. The fossil simulation market is represented by smaller companies in the U.S. and overseas. Several of GSE's competitors have greater capital and other resources than it has, including, among other advantages, more personnel and greater marketing, financial, technical and research and development capabilities. Customer purchasing decisions are generally based upon price, the quality of the technology, experience in related projects, and the financial stability of the supplier. GSE's competitors in Process Simulation include major corporations offering a wide range of products and services that include operator training simulators, companies focused on Process Technology and manufacturing enhancement, companies with specific industry niches that enables them to compete in operator training simulation and smaller training companies that compete at the lower cost levels of Computer Based Training (CBT) or simple simulations close to CBT. GSE's competition in Emergency Management Simulation is unclear at this time.

         The markets for the products currently manufactured and sold by MXL are characterized by extensive competition. The principal competitive factors of MXL are its reputation for quality, service and integrity. MXL is able to provide its customers with a breadth of experience, from mold design through mold construction, to injection molding, coating, laser eye protection and/or high technology optical coating. MXL is able to accomplish the most complex projects for its customers. In addition, MXL's engineering, performance, availability and reliability are important competitive factors. Many existing and potential competitors have greater financial, marketing and research resources than MXL.

         Competition within the home improvement distribution industry is intense. Among Five Star's competitors are much larger national companies commonly associated with national franchises such as Ace and TruServ, smaller regional distributors, Lowe's and Home Depot, which purchase directly from manufacturers and dealer-owned distributors. Moreover, in some instances manufacturers will bypass the distributor and choose to sell and ship their products directly to the retail outlet. The principal means of competition for Five Star are its strategically placed distribution centers and its extensive inventory of quality, name-brand products. Five Star will continue to focus its efforts on supplying its products to its customers at a competitive price and on a timely, consistent basis.

MARKETING

         General Physics has approximately 39 employees dedicated primarily to marketing its services and products through Business Development initiatives at both the Group and Business Unit levels. General Physics uses attendance at trade shows, presentations of technical papers at industry and trade association conferences, press releases, public courses and workshops given by General Physics personnel to serve an important marketing function. General Physics also does selective advertising and sends a variety of sales literature, including a catalog of course listings, to current and prospective clients. By staying in contact with clients and looking for opportunities to provide further services, General Physics sometimes obtains contract awards or extensions without having to undergo competitive bidding. In other cases, clients request General Physics to bid competitively. In both cases, General Physics submits proposals to the client for evaluation. The period between submissions of a proposal to final award can range from 30 days or less (generally for non-competitive, short-term contracts), to a year or more (generally for large, competitive multi-year contracts with governmental clients).

         GSE markets its Power Simulation products and services through a network of direct sales staff, agents and representatives, systems integrators and strategic alliance partners. A direct sales force is employed in the continental United States. Market-oriented business and customer development teams define and implement specific campaigns to pursue opportunities in the power marketplace. GSE's ability to support its multi-facility, international and/or multinational Power Simulation clients is facilitated by its network of offices and strategic partners in the U.S. and overseas. Power Simulation offices are maintained in Maryland and Georgia, and outside the U.S., in Sweden, China and Japan. GSE will market its Process Simulation technologies through a combination of techniques including its existing direct sales channel, sales agents, and strategic alliance partners. GSE will market its product in the U.S. Homeland Security industry through the existing sales channels of General Physics and foreign markets through existing power simulation partners and agents

         Because of the narrow niche MXL serves, its sales and marketing effort concentrates on industry trade shows, such as the Society of Plastics Engineers, and advertising in industry journals. Its senior management team, as well as four marketing and sales executives, is responsible for the sales and marketing effort. It also utilizes one sales representative to market its products.

      Five Star distributes and markets products from hundreds of manufacturers to all of the various types of retailers from regional paint stores, to lumber yards, to independent paint and hardware stores. The marketing efforts are directed by regional sales managers who are responsible for designing, implementing and coordinating marketing policies. The sales managers coordinate company-wide marketing plans together with senior management, service Five Star's major multi-state customers and oversee the efforts of sales representatives.

      The sales representatives each cover an assigned geographic area and are responsible for generating revenue, ensuring customer satisfaction and expanding the customer base. The representatives are compensated based solely on commission. In addition, the representatives' efforts are strengthened by company-sponsored marketing events. Each year in the first quarter, Five Star invites all of its customers to special trade shows for Five Star's major suppliers, so that suppliers may display their products and innovations. Five Star also participates in advertising circular programs in the spring and the fall which contain discount specials and information concerning new product innovations.

BACKLOG

         General Physics' backlog for services under signed contracts and subcontracts as of December 31, 2003 was approximately $74,918,000 compared to $72,500,000 as of December 31, 2002. General Physics anticipates that most of its backlog as of December 31, 2003 will be recognized as revenue during fiscal year 2004, however, the rate at which services are performed under certain contracts, and thus the rate at which backlog will be recognized, is at the discretion of the client, and most contracts are, as mentioned above, subject to termination by the client upon written notice.

         GSE does not reflect an order in backlog until it has received a contract that specifies the terms and milestone delivery dates. As of December 31, 2003, GSE's aggregate contract backlog totaled approximately $30,400,000. Approximately $19,500,000 or 64% of the backlog is expected to be converted to revenue by December 31, 2004.

         MXL's sales order backlog as of December 31, 2003 was approximately $1,703,000 and most of the orders were expected to be completed during fiscal 2004.

         Five Star does not have any significant backlog.

INSURANCE

         By providing services to the commercial electric power industry, in the area of alternative fuel construction management and to the United States Armed Forces, the Company is engaged in industries in which there are substantial risks of potential liability. The Company maintains a consolidated insurance program (including general liability coverage) and claims made by any covered insured will reduce the amount of available insurance for the other insureds. In addition, certain liabilities associated with the Company's business are not covered by these insurance policies. In addition, such liabilities may not be covered by Federal legislation providing a liability protection system for licensees of the Nuclear Regulatory Commission (typically utilities) for certain damages caused by nuclear incidents, since the Company is not such a licensee. Finally, few of the Company's contracts with clients contain a waiver or limitation of liability. Thus, to the extent a risk is neither insured nor indemnified against nor limited by an enforceable waiver or limitation of liability, the Company could be materially adversely affected by a nuclear incident. Certain other environmental risks, such as liability under the Comprehensive Environmental Response, Compensation and Liability Act, as amended (Superfund), also may not be covered by the Company's insurance.

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

         The nuclear power industry is associated with a number of hazards which could create significant liabilities for GSE. GSE's business could expose it to third party claims with respect to product, environmental and other similar liabilities. Although GSE has sought to protect itself from these potential liabilities through a variety of legal and contractual provisions as well as through liability insurance, the effectiveness of such protections has not been fully tested. The failure or malfunction of one of GSE's systems or devices could create potential liability for substantial monetary damages and environmental cleanup costs. Such damages or claims could exceed the applicable coverage of their insurance. Although management has no knowledge of material liability claims against GSE to date, such potential future claims could have a material adverse effect on their business or financial condition.

         For its manufacturing work as a subcontractor in the military industry, MXL is required to comply with various federal regulations including Military Specifications and Federal Acquisition Regulations for military end use applications. In addition, MXL's activities may subject it to federal, state and local environmental laws and regulations. MXL believes that it is in compliance in all material respects with such government regulations and environmental laws.


Factors Affecting Our Future Performance

Set forth below and elsewhere in this report and in other documents the Company files with the Securities and Exchange Commission are risks and uncertainties that could cause the Company's actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements the Company makes.

Our history of net losses could cause us to need additional capital.

     For the years ended December 31, 1999, 2000, 2001, 2002 and 2003, we have experienced net losses of $22,205,000, $25,392,000, $945,000, $5,228,000, and
$8,276,000, respectively. If such net losses continue, we will need additional capital to fund our operations. If adequate funds are not available, we may be required to curtail our operations.

A spin-off of non-core assets could hamper our ability to generate funds by selling such assets.

     We are actively considering transferring certain of our non-core assets into a separate corporation and spinning off that corporation to our stockholders. We would lose our ability to raise funds by selling any assets that are included in any spin-off.

Our holding company structure could adversely affect our ability to pay our expenses.

     Our principal operations are conducted through our General Physics subsidiary. General Physics' credit agreement currently limits its ability to dividend or pay funds to us, which could adversely affect our ability to pay our expenses.

Failure to continue to attract and retain qualified personnel could harm our business.

     Our principal resource is our personnel. A significant portion of our revenue is derived from services and products that are delivered by instructors, engineers, technical personnel and consultants. Our success depends upon our ability to continue to attract and retain instructors, engineers, technical personnel and consultants who possess the skills and experience required to meet the needs of our clients. In order to initiate and develop client relationships and execute our growth strategy, we must maintain and continue to hire qualified salespeople. We must also continue to attract and develop capable management personnel to guide our business and supervise the use of our resources. Competition for qualified personnel can be intense. We cannot assure you that qualified personnel will continue to be available to us. Any failure to attract or retain qualified instructors, engineers, technical personnel, consultants, salespeople and managers in sufficient numbers could adversely affect our business and financial condition.

The loss of our key personnel, including Jerome I. Feldman and Scott N. Greenberg, could harm our business.

     Our success is largely dependent upon the experience and continued services of Jerome I. Feldman, our Chairman and Chief Executive Officer, Scott N. Greenberg, our President and Chief Financial Officer, and our other key personnel. The loss of one or more of our key personnel and a failure to attract suitable replacements for them may adversely affect our business.

Our revenue and financial condition could be adversely affected by the loss of business from significant customers.

     For the years ended December 31, 2001, 2002 and the 2003, revenue from the United States Government represented approximately 29%, 32%, and 32% of our revenue, respectively. However, the revenue was derived from a number of separate contracts and subcontracts with a variety of government agencies and contractors we regard as separate customers. Most of our contracts and subcontracts are subject to termination on written notice, and therefore our operations are dependent on our clients' continued satisfaction with our services and their continued inability or unwillingness to perform those services themselves or to engage other third parties to deliver such services.

Failure to keep pace with technology and changing market needs could harm our business.

     Traditionally, most of our training and performance improvement services and products have been delivered through instructors, written materials or video. Our future success will depend upon our ability to gain expertise in technological advances rapidly and respond quickly to evolving industry trends and client needs. We intend to deliver many of our training and development services and products, including some services and products previously delivered in "traditional" formats, via interactive multimedia software, such as CD-ROM, and distance-based media, such as video conferencing, intranets and the Internet. We cannot assure you that we will be successful in adapting to advances in technology, addressing client needs on a timely basis, or marketing our services and products in multimedia software and distance-based media formats. In addition, services and products delivered in the newer formats may not provide comparable training results. Furthermore, subsequent technological advances may render moot any successful expansion of the methods of delivering our services and products. If we are unable to develop new means of delivering our services and products due to capital, personnel, technological or other constraints, our business and financial condition could be adversely affected.

Our business and financial condition could be adversely affected by government limitations on contractor profitability and the possibility of cost disallowance.

     A significant portion of our revenue and profit is derived from contracts and subcontracts with the United States Government. The United States Government places limitations on contractor profitability; therefore, government related contracts may have lower profit margins than the contracts we enter into with commercial customers. Furthermore, United States Government contracts and subcontracts are subject to audit by a designated government agency. Although we have not experienced any material cost disallowances as a result of these audits, we may be subject to material disallowances in the future.

Changing economic conditions in the United States or the United Kingdom could harm our business and financial condition.

     Our revenues and profitability are related to general levels of economic activity and employment in the United States and the United Kingdom. As a result, any significant economic downturn or recession in one or both of those countries could harm our business and financial condition. A significant portion of our revenues are derived from Fortune 1000-level companies and their international equivalents, which historically have adjusted expenditures for external training during economic downturns. If the economies in which these companies operate weaken in any future period, these companies may not increase or may reduce their expenditures on external training, which could adversely affect our business and financial condition.

Our financial results are subject to quarterly fluctuations.

     We experience, and expect to continue to experience, fluctuations in quarterly operating results. Consequently, you should not deem our results for any particular quarter to be necessarily indicative of future results. These fluctuations in our quarterly operating results may vary because of, among other things, the overall level of performance improvement services and products sold, the gain or loss of material clients, the timing, structure and magnitude of acquisitions, the commencement or completion of client engagements or custom services and products in a particular quarter, and the general level of economic activity. To the extent they are unexpected, downward fluctuations may result in a decline in the trading price of our Common Stock.

Competition could adversely affect our performance.

     The training industry is highly fragmented and competitive, with low barriers to entry and no single competitor accounting for a significant market share. Our competitors include several large publicly traded and privately held companies, vocational and technical training schools, degree-granting colleges and universities, continuing education programs and thousands of small privately held training providers and individuals. In addition, many of our clients maintain internal training departments. Some of our competitors offer similar services and products at lower prices, and some competitors have significantly greater financial, managerial, technical, marketing and other resources. Moreover, we expect to face additional competition from new entrants into the training and performance improvement market due, in part, to the evolving nature of the market and the relatively low barriers to entry.

We are subject to potential environmental liabilities and liabilities associated with nuclear incidents.

     We provide services that could subject us to significant environmental, third party and professional liability. If we were found to have been negligent or to have breached our obligations to our clients, we could be exposed to significant fines and penalties and third-party liabilities and our reputation could be adversely affected. The Company maintains a consolidated insurance program (including general liability coverage) and claims made by any covered insured will reduce the amount of available insurance for the other insureds. Although we believe that we currently have appropriate insurance coverage, since 2000 we have experienced increasing premiums and decreasing quality of available insurance coverage, and we may not be able to obtain appropriate coverage on a cost-effective basis in the future. In addition, we do not presently have coverage for all of the risks to which we are subject. For example, liabilities associated with nuclear incidents may not be covered by our insurance policies, or by indemnification provisions contained in agreements with clients. In addition, these liabilities may not be covered by federal legislation providing liability protection for licensees of the Nuclear Regulatory Commission, typically utilities, for some damages caused by nuclear incidents because we are not a licensee. Finally, few of our contracts with clients contain a waiver or limitation of liability. A nuclear incident could adversely affect our business and financial condition.

     We also provide environmental engineering services to our clients, including the development and management of site environmental remediation plans. Although we subcontract most remediation construction activities, and in all cases subcontract the removal and off-site disposal and treatment of hazardous substances, we could be subject to liability relating to the environmental services we perform directly or through subcontracts. Specifically, if we were deemed under federal and state legislation, including "Superfund" legislation, to be an "operator" of sites to which we provide environmental engineering and support services, we could be subject to liabilities. Our insurance policies may not provide coverage for these risks. Various mechanisms exist whereby the United States Government may limit liability for environmental claims and losses or indemnify us for such claims or losses under governmental contracts. Nonetheless, incurrence of any substantial "Superfund" or other environmental liability could adversely affect our business and financial condition.

We do not anticipate paying cash dividends on our Common Stock.

     We do not, in the foreseeable future, anticipate paying any cash dividends on our Common Stock.

Our Chief Executive Officer and directors can exercise significant influence over GP Strategies.

     The holder of a share of our Common Stock is entitled to one vote per share and the holder of a share of our Class B capital stock is entitled to ten votes per share. As of March 15, 2004, Jerome I. Feldman, our Chairman and Chief Executive Officer, beneficially owned shares of Common Stock and Class B capital stock constituting 20% of our voting stock; Harvey Eisen, one of our directors, beneficially owned shares of Common Stock and Class B capital stock constituting 18% of our voting stock; and EGI-Fund (02-04) Investors, L.L.C., which has designated Mark Radzik to be one of our directors, beneficially owns shares of Common Stock and Class B capital stock constituting 14% of our voting stock. Messrs. Feldman and Eisen and EGI will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, discouraging or preventing a change in control and might affect the market price of our Common Stock.

Our stockholder rights plan and authorized preferred stock could make a third-party acquisition of us difficult.

     We have a stockholder rights plan. Our stockholder rights plan would cause substantial dilution to any person or group that attempts to acquire us on terms not approved in advance by our Board of Directors. In addition, our certificate of incorporation allows us to issue up to 5,000,000 shares of preferred stock, the rights, preferences, qualifications, limitations, and restrictions of which may be fixed by the Board of Directors without any further vote or action by the stockholders. The stockholder rights plan, the ability to issue preferred stock, and certain provisions in our by-laws may have the effect of delaying, discouraging or preventing a change in control and might affect the market price of our Common Stock.

Our certificate of incorporation may discourage foreign ownership of our Common Stock.

     The United States Departments of Energy and Defense have policies regarding foreign ownership, control or influence over government contractors who have access to classified information, and inquire as to whether any foreign interest has beneficial ownership of 5% or more of a contractor's or subcontractor's voting securities. If either Department determines that an undue risk to the common defense and security of the United States exists, it may, among other things, terminate the contractor's or subcontractor's existing contracts. Our certificate of incorporation allows us to redeem or require the prompt disposition of all or any portion of the shares of our Common Stock owned by a foreign stockholder beneficially owning 5% or more of the outstanding shares of our Common Stock if either Department threatens termination of any of our contracts as a result of such an ownership interest. These provisions may have the additional effect of delaying, discouraging or preventing a change in control and might affect the market price of our Common Stock.

FINANCIAL INFORMATION

         For financial information about segments and geographic operations and sales, see Note 13 to Notes to Consolidated Financial Statements. Foreign operations and export sales represent less than 10% of the Company's sales.

Item 2. Properties

         The following information describes the material physical properties owned or leased by the Company and its subsidiaries.

         The Company leases approximately 10,000 square feet of space for its White Plains, New York principal executive offices. General Physics leases approximately 30,700 square feet in an office building in Elkridge, Maryland and approximately 215,000 square feet of office, classroom and warehouse space at various other locations throughout the United States, the United Kingdom, Canada, Mexico, and Malaysia.

         GSE is headquartered in an approximately 53,000 square feet facility in Columbia, Maryland which also houses their support functions. In addition, GSE leases office space domestically in Georgia and internationally in China, Japan, and Sweden. GSE leases these facilities for terms ending between 2004 and 2008.

         MXL owns 50,200 square feet of warehouse and office space in Lancaster, PA and 55,000 square feet of warehouse and office space in Downer's Grove, IL, both of which are subject to mortgages. In September 2003, MXL entered into a three-year lease for a 55,000 square foot storage and manufacturing facility in Southbridge, Massachusetts for its newly purchased equipment from AOtec.

         Five Star leases 236,000 square feet in New Jersey, 111,000 square feet in Connecticut, 1,300 square feet of sales offices in New York and 800 square feet in Maryland. Five Star's operating lease for the New Jersey facility expires in March, 2007 and the operating lease for the Connecticut facility expires in February, 2007.

         The facilities owned or leased by the Company are considered to be suitable and adequate for their intended uses and are considered to be well maintained and in good condition.

ITEM 3. LEGAL PROCEEDINGS


         On January 3, 2001, the Company commenced an action alleging that MCI Communications Corporation ("MCI"), MCI's Systemhouse subsidiaries ("Systemhouse"), and Electronic Data Systems Corporation, as successor to Systemhouse ("EDS"), committed fraud in connection with the Company's 1998 acquisition of Learning Technologies from the defendants for $24.3 million. The Company seeks actual damages in the amount of $117.9 million plus interest, punitive damages in an amount to be determined at trial, and costs.

         The complaint alleges that the defendants created a doctored budget to conceal the poor performance of the United Kingdom operation of Learning Technologies. The complaint also alleges that the defendants represented that Learning Technologies would continue to receive new business from Systemhouse even though the defendants knew that the sale of Systemhouse to EDS was imminent and that such new business would cease after such sale. In February 2001, the defendants filed answers denying liability. No counterclaims against the plaintiffs have been asserted. Although discovery had not yet been completed, defendants made a motion for summary judgment, which was submitted in April 2002. The motion was denied by the court due to the MCI bankruptcy described below.

         The defendants other than MCI then made an application to the court to stay the fraud action until a later-commenced arbitration, alleging breach of the acquisition agreement and of a separate agreement to refer business to General Physics on a preferred provider basis, is concluded. In a decision dated May 9, 2003, the court granted the motion and stayed the fraud action pending the outcome of the arbitration. Limited discovery was conducted in connection with the arbitration. The arbitration hearings are scheduled to begin on May 17, 2004 before JAMS, a private dispute resolution firm.

         MCI filed for bankruptcy protection in July 2002. As a result, the action was automatically stayed as to MCI. The Company and its subsidiary, General Physics, both filed timely Proofs of Claim in the United States Bankruptcy Court against MCI and WorldCom, Inc., among others. On or around April 22, 2003, MCI served objections to these Proofs of Claim. On May 15, 2003, the Company and General Physics submitted their opposition to the objections. The Company and General Physics subsequently made a motion in Bankruptcy Court to lift the automatic stay to permit the litigation to proceed against MCI. In February 2004, the Bankruptcy Court granted the motion of the Company and General Physics to the extent that they sought to have the stay lifted so that the state court could rule on the merits of MCI's summary judgment motion. On February 19, 2004, the Company and General Physics notified the state court of the Bankruptcy Court's decision.

         The Company will make a capital contribution to NPDC, which in turn will transfer to MXL, the right to receive the first $5 million of any proceeds (net of certain litigation expenses), and 50% of any proceeds (net of certain litigation expenses) in excess of $15 million, received with respect to the foregoing claims.

         The Company is not a party to any legal proceeding, the outcome of which is believed by management to have a reasonable likelihood of having a material adverse effect upon the financial condition and operating results of the Company.

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

                 Quarter                       High                     Low

2003             First                        $5.30                   $4.72
                 Second                        6.60                    4.62
                 Third                         7.44                    5.90
                 Fourth                        8.00                    7.01


                 Quarter                       High                     Low

2002             First                        $4.00                   $3.23
                 Second                        5.75                    3.50
                 Third                         5.04                    4.20
                 Fourth                        5.10                    3.60

         The number of shareholders of record of the Common Stock as of March 15, 2004 was 1,370 and the closing price of the Common Stock on the New York Stock Exchange on that date was $6.80.

         The Company has not declared or paid any cash dividends on its Common Stock during the two most recent fiscal years. The Company currently intends to retain future earnings to finance the growth and development of its business. In addition the Credit Agreement contains restrictive covenants, including a prohibition on the payment of dividends. General Physics is currently restricted from paying dividends or management fees to the Company in excess of $1,000,000 in any fiscal year.



Equity Compensation Plan Information as of December 31, 2003
                                            (a)                  (b)                            (c)
------------------------------- ---------------------------- ---------------------------- --------------------------------------
------------------------------- ---------------------------- ---------------------------- --------------------------------------
Plan category                   Number of securities         Weighted-average             Number of securities remaining
                                to be issued upon            exercise price of            available for future issuance under
Equity compensation             exercise of                  outstanding options,         equity
plans not approved              outstanding options,         warrants and rights(i)       compensation plans (excluding
by security holders             warrants and rights (i)                                   securities reflected in column(a))
                                                                                          (ii)
------------------------------- ---------------------------- ---------------------------- --------------------------------------
------------------------------- ---------------------------- ---------------------------- --------------------------------------
Non-Qualified
  Stock Option Plan             2,552,397                    $6.91                        711,394
------------------------------- ---------------------------- ---------------------------- --------------------------------------

------------------------------- ---------------------------- ---------------------------- --------------------------------------
                                            (a)                 (b)                             (c)
------------------------------- ---------------------------- ---------------------------- --------------------------------------
------------------------------- ---------------------------- ---------------------------- --------------------------------------
Plan category                   Number of securities         Weighted-average             Number of securities remaining
                                to be issued upon            exercise price of            available for future issuance under
Equity compensation             exercise of outstanding      outstanding options,         equity
plans approved                  options,                     warrants and rights          compensation plans
by security holders             warrants and rights
------------------------------- ---------------------------- ---------------------------- --------------------------------------
------------------------------- ---------------------------- ---------------------------- --------------------------------------
GP Strategies Corporation's
2003 Incentive Stock Plan
                                0                                                         2,000,000
------------------------------- ---------------------------- ---------------------------- --------------------------------------


(i) Does not include warrants to purchase 300,000 shares of Common Stock issued to a financial consulting firm at an exercise price of $4.60 per share and warrants to purchase 937,500 shares issued and sold to four Gabelli funds in conjunction with the 6% Conditional Subordinated Notes due 2008.

(ii) Does not include shares of Common Stock that may be issued to directors of the Company as director's fees.

         For a description of the material terms of the Company's Non-Qualified Stock Option Plan and the GP Strategies Corporation's 2003 Incentive Stock Plan, see Note 12 to the Notes to the Consolidated Financial Statements.

         Directors of the Company who are not employees of the Company or its subsidiaries receive an annual fee of $10,000, payable quarterly, in cash or Common Stock of the Company, at their option. In addition, the directors receive $1,500 for each meeting of the Board of Directors attended, and generally do not receive any additional compensation for service on the committees of the Board of Directors other than the Audit Committee. Employees of the Company or its subsidiaries do not receive additional compensation for serving as directors.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES
Item 6.                Selected Financial Data


Operating Data                                                                   (in thousands, except per share data)
------------------------------------------------------ ----------------------------------------------------------------------------
------------------------------------------------------ ------------- -------------- ------------- ----------------- ---------------
Years ended December 31,                                    2003            2002          2001          2000               1999
------------------------------------------------------ ------------- -------------- ------------- ----------------- ---------------
------------------------------------------------------ ------------- -------------- ------------- ----------------- ---------------
Sales                                                    $168,678       $152,233      $186,611      $197,467           $224,810
Gross margin                                               23,442         17,465        22,577        19,789             26,379
Interest expense                                            3,625          2,770         4,733         5,616              4,922
(Loss) income before taxes and minority interests          (7,420)        (6,047)        1,570       (34,265)           (21,293)
Net loss                                                   (8,276)        (5,228)         (945)      (25,392)           (22,205)
------------------------------------------------------ ------------- -------------- ------------- ----------------- ---------------
------------------------------------------------------ ------------- -------------- ------------- ----------------- ---------------
Loss per share:
Basic                                                        (.48)          (.34)         (.09)        (2.04)             (1.95)
Diluted                                                      (.48)          (.34)         (.09)        (2.04)             (1.95)
------------------------------------------------------ ------------- -------------- ------------- ----------------- ---------------
------------------------------------------------------ ------------- -------------- ------------- ----------------- ---------------
Balance Sheet Data
December 31,                                                2003            2002          2001         2000                1999
------------------------------------------------------ ------------- -------------- ------------- ----------------- ---------------
------------------------------------------------------ ------------- -------------- ------------- ----------------- ---------------
Cash and cash equivalents                                $  4,416         $1,516      $  1,705      $ 11,317             $4,068
Short-term borrowings                                      26,521         22,058        32,338        36,162             40,278
Working capital (deficit)                                  17,998            780        (2,750)        1,834               (146)
Total assets                                              188,323        144,905       160,824       212,578            197,118
Long-term debt                                             14,861          6,912         6,863        17,612             18,490
Stockholders' equity                                       92,812         92,982        95,943       112,518             99,982
------------------------------------------------------ ------------- -------------- ------------- ----------------- ---------------
------------------------------------------------------ ------------- -------------- ------------- ----------------- ---------------


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

General Physics operates in two segments: the Manufacturing & Process Segment and the IT Segment. The Company has a third segment, Optical Plastics (MXL), which manufactures molded and coated optical products. During the fourth quarter of 2003 due to the Company's acquisition of additional shares of GSE, bringing its ownership to 58%, GSE will be consolidated into the Company's consolidated financial statements as the Company's new Simulation Segment effective October 23, 2003. Also during the fourth quarter of 2003 due to the Company's acquisition of additional shares of Five Star, bringing its ownership to 54%, Five Star will be consolidated into the Company's consolidated financial statements as the Company's new Home Improvement Distribution Segment effective October 8, 2003. The Company also holds investments in a publicly held company, Millennium Cell, Inc. ("Millennium"), and in a private company, Valera Pharmaceuticals (formerly Hydro Med Sciences) ("Valera"), and owns certain real estate.

Spin-off of National Patent Development Corporation

In July 2002, the Company announced that it was actively considering a spin-off of certain of its non-core assets into a separate corporation to be named National Patent Development Corporation ("NPDC"). The spin-off, when effective, will result in the Company being separated into two independent, publicly-held companies. GP Strategies will own and operate the manufacturing & process business and information technology business through its subsidiary, General Physics Corporation, and retain the 58% interest in GSE. NPDC will own and operate the optical plastics business through its subsidiary, MXL, and will own the 54% interest in Five Star and certain other non-core assets.

On November 14, 2002, the Company filed a ruling request with the Internal Revenue Service (the "IRS"), which enables the Company to do a tax-free spin-off of certain non-core assets, including MXL and Five Star. Each holder of the Company's common stock would receive one share of NPDC common stock for each share of the Company's common stock held and each holder of the Company's Class B capital stock would receive one share of NPDC common stock for each share of Class B capital stock held. On March 21, 2003, the IRS issued a favorable tax ruling for the spin-off. On February 12, 2004 the Company filed documents with the Securities and Exchange Commission relating to the proposed spin-off and the Company anticipates that the spin-off will occur at the conclusion of the SEC review process.

The spin-off is expected to result in several benefits to the Company and its shareholders. By engaging in the spin-off, the Company would improve its access to capital and significantly improve its borrowing capacity, thereby satisfying its need to raise additional funds as well as achieving other corporate benefits. Having two separate public companies will enable financial markets to better evaluate each company more effectively, thereby enhancing stockholder value over the long term for both companies and making the stock of each more attractive as currency for future acquisitions. The spin-off will provide NPDC's management with increased strategic flexibility and decision-making power to realize significant growth opportunities. Having a separate management and ownership structure for NPDC will provide equity based compensation that is more closely related to the business in which its employees work.

Acquisitions

On October 23, 2003, the Company purchased from ManTech International ("ManTech") 3,426,699 shares of common stock of GSE and a GSE Subordinated Note in the outstanding principal amount of $650,000, which the Company immediately converted into 418,653 shares of common stock of GSE. This transaction (the "GSE Acquisition") increased the Company's ownership of the common stock of GSE from approximately 22% to approximately 58%, and as a result, effective October 23, 2003, GSE is consolidated in the Company's financial statements.
The consideration paid to ManTech by the Company consisted of a five-year 5% note of $5,250,955 (the "ManTech Note") due in full in October 2008.

The GSE Acquisition was carried out in order to allow the Company to work together with GSE to expand GSE's simulation technology to the power, military and homeland defense markets that are currently served by General Physics. In December 2003, John Moran, an executive of the Company with experience in both the power industry and simulation technology, was elected Chief Executive Officer of GSE by GSE's Board of Directors. In addition GSE restructured its Power Simulation Business in order to reduce expenses and focus on business development. Several operating personnel were terminated in the fourth quarter, and GSE entered into a Management Services Agreement with the Company effective January 1, 2004 pursuant to which GSE outsourced most of its corporate functions to the Company and General Physics and terminated most of its corporate staff. GSE recognized $256,000 of severance expense in connection with this transaction. The Company agreed to provide corporate support services to GSE, including accounting, finance, human resources, legal, network support and tax. In addition, GSE will use General Physics' financial system. GSE will pay an annual fee to General Physics of $685,000. The term of the agreement is one year, subject to earlier termination only upon the mutual consent of the parties to the agreement. The agreement can be renewed for successive one-year terms. GSE reorganized, creating a dedicated worldwide business development organization under the direction of one manager, and consolidating all of its worldwide operations under another manager. To maintain its capability to fulfill customer orders, GSE strengthened and expanded its relationships with international partners to provide the necessary workforce augmentation.

On October 8, 2003, the Company converted $500,000 principal amount of the $3,500,000 Senior Unsecured 8% Note due June 30, 2005, as amended, (the "Five

Star Note") of Five Star into 2,000,000 shares of Five Star common stock (the "Five Star Acquisition"). The Five Star Acquisition increased the Company's ownership in Five Star from approximately 48% to approximately 54% of the outstanding Five Star common stock. As a result, effective October 8, 2003 Five Star is consolidated in the Company's financial statements. In addition, the Company continues to own the remaining $2.8 million principal amount of the Five Star Note, the balance of which decreased in 2003 due to repayments of $1,000,000 prior to the Five Star Acquisition, $500,000 due to the conversion of principal to common stock in the Five Star Acquisition and a $200,000 repayment subsequent to the Five Star Acquisition. The Five Star Acquisition occurred because the Company believed that the common stock of Five Star represented an attractive investment opportunity based on its valuation at that time.

Operating Highlights

In 2003, the Company had a loss before income taxes and minority interests of $7,420,000 compared to a loss before income taxes of $6,047,000 in 2002. The decrease in income before income taxes in 2003, as compared to 2002, was primarily due to the following factors: (i) executive incentive bonuses of $3,000,000, (ii) lower gains on sales of marketable securities by $1,421,000,
(iii) increased interest expense due to a write-off of deferred financing costs of $860,000 and (iv) non-cash debt conversion expense of $622,000. These items were partially offset by non-cash gain of $1,436,000 (due to a valuation adjustment to the liability for the warrant to purchase Company Common Stock issued in connection with the Gabelli Note and Warrant Purchase Agreement) (see below), as well as increased operating profit from the consolidation of GSE and Five Star, following the GSE and Five Star Acquisitions in the fourth quarter of 2003 of $358,000 and $333,000 respectively.

In 2003, the Company had a net gain of $846,000 on marketable securities, primarily relating to the Company's sale of 783,000 shares of Millennium, which were held as available-for-sale. The Company received gross proceeds of $1,648,000 from these sales. In addition, the Company recorded a $150,000 credit to compensation expense related to the GP Strategies Corporation Millennium Cell, LLC Option Plan (the "Millennium Option Plan") offered to certain of its employees, which is included as a credit to selling, general and administrative expense, a $500,000 non-cash gain associated with an option to purchase Valera Series B preferred stock and a non-cash gain of $1,436,000 due to a valuation adjustment to the liability for the Gabelli warrant. These items were offset by restructuring charges of $291,000, primarily attributable to adjustments to the reserve for lease obligations, and $500,000 equity loss of Valera. The Company incurred approximately $1,200,000 of legal fees relating to the Company's ongoing litigation against MCI Communications, Systemhouse and Electronic Data Systems Corporation, as successor to Systemhouse and incurred costs of approximately $500,000 in connection with the proposed spin-off of NPDC.

In 2002, the Company had a net gain of $2,267,000 on marketable securities, primarily relating to the Company's sale of 1,286,000 shares of Millennium, which were held as available-for-sale. The Company received gross proceeds of $3,833,000 from these sales. In addition, the Company recorded a $1,211,000 credit to compensation expense related to the Millennium Option Plan offered to certain of its employees, which is included as a credit to selling, general and administrative expense, and restructuring charge reversals of $368,000 primarily relating to favorable settlements on certain lease and contractual obligations. These items were offset by equity losses of $2,611,000 of which $1,401,000 related to Valera and $1,210,000 to GSE. The Company recorded charges of approximately $700,000 relating to financial and consulting fees and incurred approximately $800,000 of legal fees relating to the Company's ongoing litigation against MCI Communications, Systemhouse and Electronic Data Systems Corporation, as successor to Systemhouse.

In 2001, the Company had a net gain of $4,294,000 on marketable securities, primarily relating to the Company's sale of 2,081,000 shares of Millennium, 861,000 of which were trading securities and 1,220,000 of which were available for sale. The Company received gross proceeds of $14,624,000 from these sales. In addition, the Company recorded a $2,370,000 credit to compensation expense related to the Millennium Option Plan, which is included as a credit to selling, general and administrative expense. The Company had restructuring charge reversals of $1,174,000 primarily relating to favorable settlements on certain lease and contractual obligations, offset by an operating loss from Valera of approximately $3,400,000 and a $320,000 write-down on investments, of which $200,000 related to Five Star. In addition, the Company recorded charges of approximately $1,050,000 relating to financial consulting services (of which $750,000 is a non-cash stock based award) and $400,000 relating to a potential new credit agreement which was not consummated. The Company also incurred in excess of $500,000 relating to legal fees relating to the Company's litigation against MCI Communications Corporation, Systemhouse and Electronic Data System Corporation, as successor to Systemhouse.

Sales


Years ended December 31, (in thousands)            2003             2002          2001
------------------------------------------------------------ ---------------- -----------------
------------------------------------------------------------ ---------------- -----------------
Manufacturing & Process                        $127,762         $134,255         $164,361
Information Technology                            6,213            7,982           11,061
Simulation                                        6,059
Optical Plastics                                  8,613            9,996           11,184
Home Improvement Distribution                    20,031
Valera                                                                                  5
------------------------------------------------------------ ---------------- -----------------
------------------------------------------------------------ ---------------- -----------------
                                               $168,678         $152,233         $186,611
------------------------------------------------------------ ---------------- -----------------

The decreased sales of $6,493,000 by the Manufacturing & Process Segment in 2003 were primarily due to the following: o A decrease in engineering and related services in connection with Liquefied Natural Gas projects. o Decreased services provided to nuclear power utilities.

     o A decline in attendance at General Physics Training Institute (GPTI) open enrollment courses primarily due to reduced spending on training within the automotive industry.
     o A general decline in client spending (and budgets for spending) on consulting and training services due to overall economic conditions during the past year.

The decline in revenue was partially offset by an increase in revenue from the United States Army for Domestic Preparedness services for the Department of Homeland Security.

The decreased sales of $30,106,000 by the Manufacturing & Process Segment in 2002 were primarily attributable to a reduction in sales from the automotive and e-Learning divisions, as well as from advanced manufacturing clients and reduced sales from a contract with Westinghouse Savannah River.

The decreased sales of $1,769,000 in the IT Segment in 2003 was primarily due to the Company focusing on higher margin projects and declining certain work with lower margins. The decrease in sales of $3,079,000 in the IT Segment in 2002 was primarily due to the continued downturn in the economy, which caused a reduction in overall technology spending, including training and consulting.

In 2003, the Optical Plastics Segment (MXL) sales decreased by $1,383,000 or 14% primarily as a result of a decline in revenue from the discontinuance of a product line. In 2002 MXL sales decreased by $1,188,000 or 11% primarily due to the overall downturn in the economy, which caused a reduction in orders from MXL's most significant customers.

In the fourth quarter of 2003 the Company acquired additional shares of GSE and Five Star, bringing its ownership to 58% and 54% as of October 23, 2003 and October 8, 2003 respectively. As a result, sales of GSE and Five Star of $6,059,000 and $20,031,000, respectively, are included in the Company's consolidated financial statements. GSE comprises the Company's new Simulation Segment and Five Star comprises the Company's new Home Improvement Distribution Segment.

Gross margin


------------------------------------------------------- ----------------------- ---------------------- ----------------------
Years ended December 31, (in thousands)                          2003                   2002                   2001
------------------------------------------------------- ------------ ---------- ----------- ---------- ------------ ---------
                                                                          %                    %                    %
Manufacturing & Process                                    $14,240       11.1      $15,158    11.3        $18,551   11.3
Information Technology                                       1,261       20.3          208     2.6          1,781   16.1
Simulation                                                   1,594       27.3
Optical Plastics                                             1,863       21.6        2,099    21.0          2,816   25.2
Home Improvement Distribution                                4,484       22.4
Valera                                                                                                       (571)
------------------------------------------------------- ------------ ---------- ----------- ---------- ------------ ---------
------------------------------------------------------- ------------ ---------- ----------- ---------- ------------ ---------
                                                           $23,442       13.8      $17,465    11.5        $22,577   12.1
------------------------------------------------------- ------------ ---------- ----------- ---------- ------------ ---------

The Manufacturing & Process Segment gross margin of $14,240,000 in 2003 decreased by $918,000 when compared to 2002. This decrease was primarily due to reduced sales. In addition, the Company experienced a reduction in higher value-added services primarily provided to customers in the automotive division, that typically generate higher gross margins. However, the gross margin percentage for the Manufacturing & Process Segment remained relatively consistent as a result of the Company's efforts to monitor and control costs.

The gross margin of $15,158,000 by the Manufacturing & Process Segment in 2002, decreased by $3,393,000 when compared to 2001. This decrease was due to the continued downturn in the economy as well as a reduction in higher value-added services primarily provided to customers in the automotive division and advanced manufacturing clients. Nonetheless, the gross margin percentage for the Manufacturing & Process Segment remained unchanged as a result of the Company's efforts to monitor and control costs.

The IT Segment gross margin of $1,261,000 in 2003 increased by $1,053,000 when compared to 2002. This increase was due to the Company concentrating on higher gross margin opportunities and cost cutting initiatives. The decrease of $1,573,000 in the IT Segment gross margin in 2002 compared to 2001 was the result of the continued downturn in the economy, and primarily due to the inability to reduce certain overhead costs in proportion to the decline in sales.

In the fourth quarter of 2003 the Company acquired additional shares of GSE and Five Star, bringing its ownership to 58% and 54% as of October 23, 2003 and October 8, 2003 respectively. As a result, gross margins of GSE and Five Star of $1,594,000 and $4,484,000, respectively, are included in the Company's consolidated financial statements as part of the new Simulation and Home Improvement Distribution Segments, respectively.

Selling, general, and administrative expenses

The increase in SG&A of $8,428,000 in 2003 as compared to 2002 was primarily attributable to the following factors: (i) $1,228,000 and $4,151,000 of SG&A for GSE and Five Star, respectively, being consolidated in the Company's financial statements subsequent to the GSE and Five Star Acquisitions, (ii) executive incentive bonuses of $3,000,000, (iii) a non-cash debt conversion expense of $622,000, (iv) restructuring charges of $291,000 (as compared to a reversal of restructuring charges of $368,000 in 2002) and (v) a decrease in the non-cash credit to compensation expense of $1,061,000, relating to the Millennium Option Plan. The increase was offset by a decrease in severance and related expense of $2,089,000 and decrease in rental expense of approximately $540,000 due to the relocation of the Company's corporate office from New York City to White Plains, New York.

The decrease in SG&A of $508,000 in 2002 as compared to 2001 was primarily attributable to a reduction in SG&A expenses of Valera of $2,841,000 due to the deconsolidation of Valera at December 27, 2001 and goodwill and other intangible asset amortization expense of $1,410,000, which is not recorded in 2002 in accordance with SFAS 142, Goodwill and Other Intangible Assets. This decrease was offset by severance and related expenses of $2,214,000, and a decrease in the non-cash credit to compensation expense of $1,159,000 relating to the Millennium Option Plan, due to fluctuations in the share price of Millennium.

Interest expense

Interest expense was $3,625,000 in 2003, $2,770,000 in 2002, and $4,733,000 in
2001. The increase in interest expense in 2003 is primarily due to the write off of $860,000 of deferred financing costs as a result of the early termination of the Company's prior credit agreement. This expense is included in interest expense for year ended December 31, 2003.

The reduction in interest expense in 2002 was attributable to both a decrease in the Company's outstanding indebtedness and a reduction in variable interest rates.

Investment and other income (loss) and gains on marketable securities, net,

Years ended December 31, (in thousands)        2003         2002           2001
  Investment and other income, (loss)        $  (49)     $(1,967)          $176
  Gains on marketable securities, net           846        2,267          4,294

The investment and other income (loss) for 2003 was primarily related to interest income on loans receivable of $424,000, equity income of Five Star of $190,000 (before its consolidation) and other income of $70,000, offset by an equity loss of GSE of $733,000 (before its consolidation).

The investment and other income (loss) for 2002 was related to equity losses on GSE of $1,210,000 and Valera of $1,401,000, and a write-off of an investment of $153,000 offset by equity income on Five Star of $162,000, $584,000 of interest income on loans receivable, and $51,000 from other income.

The investment and other income (loss) for 2001 was primarily related to $701,000 of interest income on loans receivable offset by write downs of $320,000 based upon the Company's impairment assessment in the carrying value of the Company's equity investments, a loss of $205,000 from equity investments and other miscellaneous losses.

The gains on marketable securities, net in 2003 were primarily due to the Company's disposal of shares of Millennium and Hemispherx Biopharma, Inc. The gains on marketable securities, net in 2002 and 2001 were primarily due to the Company's disposal of shares of Millennium.

Valuation adjustment of liability for warrants

Pursuant to a Note and Warrant Purchase Agreement dated August 8, 2003, the Company issued and sold to four Gabelli funds $7,500,000 aggregate principal amount of 6% Conditional Subordinated Notes due 2008 (the "Gabelli Notes") and 937,500 warrants ("GP Warrants"), each entitling the holder thereof to purchase (subject to adjustment) one share of the Company's common stock.

The GP Warrants were accounted for as a liability of the Company until the shares of the Company's common stock issuable on exercise of the GP Warrants were registered, which occurred on December 8, 2003, at which time the liability was reclassified to additional paid in capital at its then fair market value of $953,000. The changes in the fair market value of the GP Warrants were marked to market through December 8, 2003 with the adjustment shown as other income in the consolidated statement of operations. The Company recognized a gain of $1,436,000 in its December 8, 2003 valuation adjustment of the liability relating to the GP Warrants using the Black-Scholes model.

Income taxes

Income tax benefit (expense) for 2003, 2002 and 2001 was $(886,000), 819,000 and $(2,515,000) respectively.

For the year ended December 31, 2003, the current income tax provision of $1,131,000 represents federal taxes of $39,000, state taxes of $399,000, and foreign taxes of $693,000. The deferred income tax benefit of $245,000 represents a benefit for the future utilization of a portion of the Company's foreign net operating loss.

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

The Company had an effective tax rate of 11.9% for the year ended December 31, 2003. This rate was primarily due to certain nondeductible items, an increase in the valuation allowance for domestic net operating losses for which no tax benefit has been provided, and the tax treatment for financial statement purposes of the sale by the Company in 2003 of certain shares of available-for-sale securities accounted for pursuant to SFAS No.115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

The Company had an effective tax rate of 14% for the year ended December 31, 2002. This rate was primarily due to certain nondeductible items, net losses from foreign operations for which no tax benefit has been provided, and the tax treatment for financial statement purposes of the sale by the Company in 2002 of certain shares of available-for-sale securities accounted for pursuant to SFAS 115.

The Company had an effective tax rate of 160% for the year ended December 31, 2001. This rate was primarily due to the tax treatment for financial statement purposes of the sale by the Company in 2001 of certain shares of available-for-sale securities accounted for pursuant to SFAS 115.

At December 31, 2003, the Company had a net deferred tax asset of $11,688,000, which management believes will more likely than not be realized.

Liquidity and capital resources

At December 31, 2003, the Company had cash and cash equivalents totaling $4,416,000. The Company believes that cash generated from operations, borrowing availability under the new credit agreement, cash generated from sales of marketable securities and potential equity financings will be sufficient to fund the working capital and other requirements of the Company for the foreseeable future. On February 12, 2004 the Company filed documents with the Securities and Exchange Commission relating to the proposed spin-off and the Company anticipates that the spin-off will occur at the conclusion of the SEC review process. The Company does not believe the spin-off will significantly impact the Company's liquidity.

For the year ended December 31, 2003, the Company's working capital increased by $17,218,000 from $780,000 to $179,998,000. As a result of the GSE and Five Star Acquisitions, GSE and Five Star are now consolidated in the Company's financial statements which increased working capital by $2,449,000 and $6,217,000, respectively. In addition the Company has increased working capital substantially during the year ended December 31, 2003 by reducing the level of its short-term indebtedness by utilizing the proceeds of the Gabelli Notes.

The increase in cash and cash equivalents of $2,900,000 for the year ended December 31, 2003 resulted from cash provided by operations of $5,350,000 and the effect of exchange rate changes on cash of $70,000; offset by cash used in investing activities of $1,618,000 and cash used in financing activities of $902,000. Net cash used in investing activities of $1,618,000 includes cash acquired in acquisitions of $2,853,000, proceeds from the sale of marketable securities of $2,124,000 offset by $2,123,000 of capital expenditures, $422,000 of additions to intangible assets, and a $4,050,000 decrease to investments and other assets. Net cash used in financing activities of $902,000 consisted primarily of repayments of short-term borrowings of $13,461,000 and deferred financing costs of $1,619,000, offset by proceeds from issuance of long term debt, net of repayments, of $13,223,000 and of net proceeds from exercises of stock options of $955,000.

On October 23, 2003, the Company purchased from ManTech additional shares of common in GSE exchange for a 5% note for $5,250,955 due in full in October 2008. Interest is payable quarterly. Each year during the term of the note, ManTech will have the option to convert up to 20% of the original principal amount of the note into common stock of the Company at the then market price of the Company's common stock, but only in the event that the Company's common stock is trading at $10 per share or more. In the event that less than 20% of the principal amount of the note is not converted in any year, such amount not converted will be eligible for conversion in each subsequent year until converted or until the note is repaid in cash.

Five Star is indebted to the Company for the Five Star Note in the principal amount of $4,500,000 as of December 31, 2002. In June 2003, and July 2003 the Company received partial repayments from Five Star in the amount of $500,000 each, reducing the outstanding principal amount of the Note from $4,500,000 to $3,500,000. On October 8, 2003, the Company exchanged $500,000 principal amount of the $3,500,000 Five Star Note for 2,000,000 shares of Five Star common stock, reducing the outstanding principal balance of the Five Star note from $3,500,000 to $3,000,000 and increasing the Company's ownership of the Five Star common stock to approximately 54%. In December 2003 the Company received a partial repayment from Five Star in the amount of $200,000, reducing the outstanding principal amount of the Five Star Note from $3,000,000 to $2,800,000.

On September 15, 2003, MXL acquired certain of the precision custom optical assemblies inventory, machinery and equipment of AOtec for $1.1 million in cash and notes, subject to adjustment. MXL leased space in Massachusetts for the newly purchased equipment. MXL paid $100,000 of the purchase price in cash and issued three notes, in the amount of $450,000, $275,000 and $275,000 each, due October 1, 2003, August 5, 2004 and August 5, 2005, respectively (collectively, the "AOtec Notes"). The AOtec Notes bear interest on the unpaid principal amount at the rate of 4% per annum. On October 1, 2003, MXL borrowed $700,000 from a bank (the "AOtec Debt") and used the proceeds to pay the $450,000 note. The AOtec Debt is payable monthly for three years and is secured by the machinery and equipment purchased from AOtec. The Company guaranteed the AOtec Debt.

On August 13, 2003, General Physics, General Physics's subsidiary Skillright, Inc. and MXL entered into a two-year $25 million Financing and Security Agreement ("Credit Agreement") with a new bank, the proceeds of which were used to repay the Company's previous credit facility. The Credit Agreement, as amended in March 2004 is secured by certain assets of General Physics. The Credit Agreement also provides for an unsecured guaranty from the Company. The Credit Agreement also contains certain restrictive covenants including a prohibition on future acquisitions (except for the Five Star Acquisition), incurrence of debt and the payment of dividends. The Company received a waiver under the Credit Agreement with respect to the GSE Acquisition. General Physics is currently restricted from paying dividends or management fees to the Company in excess of $1,000,000 in any fiscal year.

Pursuant to a Note and Warrant Purchase Agreement dated August 8, 2003, the Company issued and sold to four Gabelli funds $7,500,000 aggregate principal amount of 6% Conditional Subordinated Notes due 2008 and 937,500 warrants, each entitling the holder thereof to purchase (subject to adjustment) one share of the Company's common stock. The aggregate purchase price for the Gabelli Notes and GP Warrants was $7,500,000. The Gabelli Notes are secured by a mortgage on the Company's property located in Pawling, New York. In the event that the spin-off does not occur, the Company may be required to redeem the Gabelli Notes by April 2005. In addition, at any time that less than $1,875,000 principal amount of the Gabelli Notes are outstanding, the Company may defease the obligations secured by the mortgage and obtain a release of the mortgage by depositing with an agent for the Noteholders, bonds or government securities with an investment grade rating by a nationally recognized rating agency which, without reinvestment, will provide cash on the maturity date of the Gabelli Notes in an amount not less than the outstanding principal amount of the Gabelli Notes. The Company used $5,800,000 of the proceeds to repay its previous credit facility. The Company and NPDC agreed to allocate to NPDC $1,875,000 of the $7,500,000 received for the Gabelli Notes and Warrants, which the Company will transfer to NPDC prior to the spin-off of NPDC.

The following table summarizes long term debt, capital lease commitments and operating lease commitments as of December 31, 2003 (in thousands)

---------------------------------------- -------------------------- -----------------------------------------------------
                                                Balance at                            Payments Due In
                                             December 31, 2003          2004    2005-06       2007-08       after 2008
                                                                        ----    -------       -------       ----------
---------------------------------------- -------------------------- ----------- ------------- ------------- -------------
---------------------------------------- -------------------------- ----------- ------------- ------------- -------------
Long term debt                                       $16,654          $  775       $  2,054      $12,951        $   874
Capital lease commitments                                469             337            132
Operating lease commitments                           22,096           5,650          9,363        4,127          2,956
---------------------------------------- -------------------------- ----------- ------------- ------------- -------------
---------------------------------------- -------------------------- ----------- ------------- ------------- -------------
Total                                                $39,219          $6,762        $11,549      $17,078         $3,830
                                                     -------          ======        =======      =======         ======
---------------------------------------- -------------------------- ----------- ------------- ------------- -------------


GSE previously had a $1.5 million bank line of credit. The credit facility provided for borrowings to support working capital needs and foreign letters of credit. The line was collateralized by substantially all of GSE's assets. The interest rate on this line of credit was based on the bank's prime rate plus 1.00% (5.00% as of December 31, 2003), with interest only payments due monthly. At December 31, 2003, GSE's available borrowing base was $1.5 million, none of which had been utilized. On March 23, 2000, the Company initially agreed to guarantee up to $1,800,000 of GSE's indebtedness under its credit facility for three years. In consideration for the extension of the guarantee from March 23, 2003 to March 31, 2004, the Company received 150,000 shares of GSE common stock, with a value of $180,000. A deferred credit of $180,000 was recorded for the receipt of these shares which will amortize to income over the term of the guarantee. During the year ended December 31, 2003, the Company recorded $135,000 to other income in the Statement of Operations.

GSE's current credit facility was scheduled to expire on May 31, 2004, as amended; however on March 30, 2004, GSE was added as an additional borrower under the General Physics Credit Agreement. Under the terms of the Credit Agreement, as amended, $1,500,000 of General Physics' Credit Agreement has been allocated for use by GSE. The Credit Agreement was amended to provide for additional collateral consisting of substantially all of the GSE's assets as well as certain covenants specific to GSE. It provides for borrowings by GSE up to 80% of eligible accounts receivable and 80% of eligible unbilled receivables, up to a maximum of $1,500,000. The interest rate is based upon the LIBOR Market Index Rate plus 3%, with interest only payments due monthly. The Company agreed to guarantee GSE's borrowings under the Credit Agreement, as amended, in consideration for a fee pursuant to the Management Services Agreement.

The Company has guaranteed the leases for Five Star's New Jersey and Connecticut warehouses, totaling approximately $1,347,000 per year through the first quarter of 2007, and an aggregate of $116,000 for certain equipment leases through April 2004. The Company's guarantee of such leases was in effect when Five Star was originally a wholly-owned subsidiary of the Company prior to the sale by the Company in 1998 of substantially all of the operating assets of Five Star Group to the predecessor company of Five Star. As part of this transaction, the landlords of the New Jersey and Connecticut facilities and the lessors of the equipment did not consent to the release of the Company's guarantee (see Note
16).

On June 20, 2003 Five Star obtained a new Loan and Security Agreement (the "Loan Agreement") with Fleet Capital Corporation. The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement provides for a $25,000,000 revolving credit facility, which allows Five Star to borrow based upon a formula of eligible inventory and eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement are LIBOR plus a credit spread for borrowings not to exceed $15,000,000 and the prime rate plus a credit spread for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star achieves and maintains certain performance benchmarks. In addition, under a Subordination Agreement between the Company and Fleet Capital Corporation dated June 20, 2003, Five Star may make annual cash payments of principal to the Company provided Five Star achieves certain financial performance benchmarks. At December 31, 2003, approximately $16,685,000 was outstanding under the Loan Agreement and approximately $480,000 was available to be borrowed.

         In connection with the Loan Agreement, Five Star also entered into a derivative transaction with Fleet National Bank on June 20, 2003. The derivative transaction is an interest rate swap which has been designated as a cash flow hedge. Effective July 1, 2004 through June 30, 2008, Five Star will pay a fixed interest rate of 3.38% to Fleet National Bank on notional principal of $12,000,000. In return, Fleet National Bank will pay to Five Star a floating rate, namely, LIBOR, on the same notional principal amount. The credit spread under the Loan Agreement is not included in and will be paid in addition to this fixed interest rate of 3.38%.

The following table summarizes the estimated expiration of financial guarantees outstanding as of December 31, 2003 (in thousands):

-------------------------------------- --------------------------- ---------------------------------------------------------
                                                                               Estimated Expiration Per Period

                                                      Total            2004          2005         2006     Thereafter
                                                      -----            ----          ----         ----     ----------
-------------------------------------- --------------------------- ------------- ------------ ------------ -----------------
-------------------------------------- --------------------------- ------------- ------------ ------------ -----------------
GSE debt                                             $1,500        $      0        $1,500
Five Star warehouse leases                            4,355           1,347         1,347        1,347               314
Five Star equipment leases                              116             116
                                                        ---             ---
-------------------------------------- --------------------------- ------------- ------------ ------------ -----------------
-------------------------------------- --------------------------- ------------- ------------ ------------ -----------------
Total                                                $5,971          $1,463        $2,847       $1,347              $314
                                                     ======          ======        ======       ======              ====
-------------------------------------- --------------------------- ------------- ------------ ------------ -----------------

The Company does not have any off-balance sheet financing, other than operating leases entered into in the normal course of business and disclosed above. The Company does not use derivatives for trading purposes.

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

Contract revenue and cost recognition.

Revenue Recognition

General Physics contract revenue and cost recognition. General Physics provides services under time-and-materials, cost-plus-fixed fee and fixed-price contracts. Each contract has different terms based on the scope, deliverables and complexity of the engagement, requiring General Physics to make judgments and estimates about recognizing revenue. In general, revenue is recognized on these arrangements as the services are performed. Under time-and-material contracts, as well as certain cost-plus-fixed fee and certain fixed-price contracts, the contractual billing schedules are based on the specified level of resources General Physics is obligated to provide. As a result, on those "level of effort" contracts, the contractual billing amount for a given period acts as a measure of performance and, therefore, revenue is recognized in that amount.

For other fixed price contracts, the contractual billing schedules are not based on the specified level of resources General Physics is obligated to provide. These arrangements typically do not have milestones or other reliable measures of performance. As a result, revenue on these arrangements is recognized using the percentage-of-completion method based on the relationship of costs incurred to total estimated costs expected to be incurred over the term of the contract. General Physics believes this methodology provides a reasonable measure of performance on these arrangements since performance primarily involves personnel costs and the customer is required to pay General Physics for the proportionate amount of work and cost incurred in the event of contract termination. Revenue for unpriced change orders is not recognized until the customer agrees with the changes. Costs and estimated earnings in excess of billings on uncompleted contracts are recorded as a current asset. Billings in excess of costs and estimated earnings on uncompleted contracts are recorded as a current liability. Generally contracts provide for the billing of costs incurred and estimated earnings on a monthly basis.

Risks relating to service delivery, usage, productivity and other factors are considered when making estimates of total contract cost, contract profitability, and progress towards completion. If sufficient risk exists, a reduced-profit methodology is applied to a specific client contract's percentage-of-completion model whereby the amount of revenue recognized is limited to the amount of costs incurred until such time as the risks have been partially or wholly mitigated through performance. General Physics' estimates of total contract cost and contract profitability change periodically in the normal course of business, occasionally due to modifications of contractual arrangements. In addition, the implementation of cost saving initiatives and achievement of productivity gains generally results in a reduction of estimated total contract expenses on affected client contracts. Such changes in estimate are recognized in the period the changes are determined. For all client contracts, provisions for estimated losses on individual contracts are made in the period in which the loss first becomes apparent.

As part of General Physics' on-going operations to provide services to its customers, incidental expenses, which are commonly referred to as "out-of-pocket" expenses, are billed to customers. Out-of-pocket expenses include expenses such as airfare, mileage, hotel stays, out-of-town meals, and telecommunication charges. General Physics' policy provides for these expenses to be recorded as both revenue and direct cost of services in accordance with the provisions of EITF 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred."

GSE revenue recognition. The majority of GSE's revenue is derived through the sale of uniquely designed systems containing hardware, software and other materials under fixed-price contracts. In accordance with Statement of Position 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts", the revenue under these fixed-price contracts is accounted for on the percentage-of-completion method, based on contract costs incurred to date and estimated costs to complete. Estimated contract earnings are reviewed and revised periodically as the work progresses, and the cumulative effect of any change is recognized in the period in which the change is identified. Estimated losses are charged against earnings in the period such losses are identified.

As GSE recognizes revenue under the percentage-of-completion method, it provides an accrual for estimated future warranty costs based on historical and projected claims experience. GSE's longer-term contracts generally provide for a one-year warranty on parts, labor and any bug fixes as it relates to software embedded in the systems.

GSE's system design contracts do not provide for "post customer support service"
(PCS) in terms of software upgrades, software enhancements or telephone support. In order to obtain PCS, the customers must purchase a separate contract at the date of system installation. Such PCS arrangements are generally for a one-year period renewable annually and include customer support, unspecified software upgrades, maintenance releases. GSE recognizes revenue from these contracts ratably over the life of the agreements in accordance with Statement of Position 97-2 "Software Revenue Recognition".

Revenues from certain consulting or training contracts are recognized on a time-and-material basis. For time-and-material type contracts, revenue is recognized based on hours incurred at a contracted labor rate plus expenses.

Five Star and MXL revenue recognition. Revenue is recognized upon shipment of product to customers. Allowances for estimated returns and allowances are recognized when sales are recorded.

Valuation of accounts receivables

Provisions for allowance for doubtful accounts are made based on historical loss experience adjusted for specific credit risks. Measurement of such losses requires consideration of the historical loss experience of the Company and its subsidiaries, judgments about customer credit risk, and the need to adjust for current economic conditions. The allowance for doubtful accounts as a percentage of total gross trade receivables was 4.2% and 3.2% at December 31, 2003 and 2002, respectively.

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

In accordance with SFAS No. 142, which the Company adopted in 2002, goodwill is no longer amortized, but instead tested for impairment at least annually. The first step of the goodwill impairment test is a comparison of the fair value of each reporting unit to its carrying value. The Company conducted a transitional goodwill impairment test upon adoption of SFAS No. 142 as of January 1, 2002, and its annual goodwill impairment test as of December 31, 2003 and 2002. The goodwill impairment test requires the Company to identify its reporting units and obtain estimates of the fair values of those units as of the testing date. The Company estimates the fair values of its reporting units using discounted cash flow valuation models. The Company estimates these amounts by evaluating historical trends, current budgets, operating plans and industry data. The estimated fair value of each reporting unit exceeded its respective carrying value in both tests conducted in 2003 and 2002 indicating the underlying goodwill of each unit was not impaired at the respective testing dates. The timing and frequency of our goodwill impairment tests are based on an ongoing assessment of events and circumstances that would more than likely reduce the estimated fair value of a reporting unit below its carrying value. The Company will continue to monitor its goodwill for impairment and conduct formal tests when impairment indicators are present. A decline in the fair value of any reporting units below its carrying value is an indicator that the underlying goodwill of the unit is potentially impaired. This situation would require the second step of the goodwill impairment test to determine whether the unit's goodwill is impaired. The second step of the goodwill impairment test is a comparison of the implied fair value of a reporting unit's goodwill to its carrying value. An impairment loss is required for the amount which the carrying value of a reporting unit's goodwill exceeds its implied fair value. The implied fair value of the reporting unit's goodwill would become the new cost basis of the unit's goodwill.

The following table presents goodwill balances at December 31, 2003 and operating income for the years ended December 31, 2003, 2002 and 2001 for each of the Company's reportable segments (in thousands):


                                           Goodwill at                          Operating Income
                                           December 31,                   For the Years Ended December 31
                                                                          -------------------------------
                                               2003                     2003           2002           2001
                                               ----                     ----           ----           ----
Manufacturing & Process                       $51,036                 $3,823          $1,712            $8,679
Information Technology                          6,401                    860            (182)            1,596
Simulation                                      4,756                    358
Optical Plastics                                  202                    (60)            429             1,192
Home Improvement Distribution                                            333
----------------------------------- --------------------------- ---------------- ------------------ --------------
----------------------------------- --------------------------- ---------------- ------------------ --------------
                                              $62,395                 $5,314          $1,959           $11,467
                                              =======                 ======          ======           =======
----------------------------------- --------------------------- ---------------- ------------------ --------------

Accounting for investments

On October 8, 2003 the Company acquired additional shares of Five Star, bringing its ownership to 54%. Five Star is consolidated into the Company's consolidated financial statements and is no longer accounted for as an equity investment effective as of that date. At December 31, 2002 the Company owned approximately 47.3% of Five Star, and would have owned approximately 50% if certain stock options beneficially owned by the Company's officers were exercised, and accounted for its investment in Five Star using the equity method. At December 31, 2002, the Company's investment in Five Star was $6,317,000, including a $4,500,000 senior unsecured 8% note. As of December 31, 2002, three officers of the Company served on the board of Five Star (out of a total of seven directors). However, effective August 1998, the Company entered into a Voting Agreement which limited its operating and financial control of Five Star. Pursuant to an amendment of such agreement, the Company agreed that until June 30, 2004, it would vote its shares of common stock of Five Star (i) such that not more than 50% of Five Star's directors will be officers or directors of the Company and (ii) in the same manner and in the same proportion as the remaining stockholders of Five Star vote on all matters presented to a vote of stockholders, other than the election of directors. Therefore, the Company had previously accounted for its investment in Five Star under the equity method.

On October 8, 2003 the Company acquired additional shares of GSE, bringing its ownership to 58%. GSE is consolidated into the Company's consolidated financial statements and is no longer accounted for as an equity investment effective as of that date. At December 31, 2002 the Company owned approximately 19.5% of GSE with a carrying value of $1,794,000 and accounted for its investment in GSE using the equity method. Although the Company owned approximately 19.5% of the common stock of GSE as of December 31, 2002, the Company had accounted for its investment in GSE using the equity method of accounting based upon management's conclusion that the Company had significant influence with respect to the operations of GSE.

The Company currently owns 100% of Valera's common stock but no longer has financial and operating control of Valera. As a condition of a private placement of preferred stock in December 2001, the Company contractually gave up operating control over Valera through an Investors Rights Agreement. Therefore, through December 27, 2001, the operating results of Valera were consolidated within the Consolidated Statements of Operations. However, subsequent to that date the Company accounts for its investment in Valera under the equity method. Due to Valera's operating losses during 2002, the Company's investment in Valera as of December 31, 2002 was written down to zero.

Income tax recognition

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered. In assessing the realizability of the deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon these factors, management believes it is more likely than not that the Company will realize the benefits of deferred tax assets, net of the valuation allowance. The valuation allowance relates to both foreign and domestic net operating loss carryforwards for which the Company does not believe the benefits will be realized.

Restructuring reserves

The Company adopted restructuring plans, primarily related to its open enrollment IT business, in 2000 and 1999. In order to identify and calculate the associated costs to exit this business, management made assumptions regarding estimates of future liabilities for operating leases and other contractual obligations, severance costs and the net realizable value of assets. Management believes its estimates, which are reviewed quarterly, to be reasonable and considers its knowledge of the industry, its previous experience in exiting activities and valuations from independent third parties if necessary, in calculation of such estimates. As of December 31, 2003 and 2002 only lease obligations comprised the restructuring reserve.

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

During April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"). Among other items, SFAS No. 145 updates and clarifies existing accounting pronouncements related to reporting gains and losses from the extinguishment of debt and certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS No. 145 are generally effective for fiscal years beginning after May 15, 2002, with earlier adoption of certain provisions encouraged. The application of SFAS No. 145 did not have an impact on the Company's Consolidated Financial Statements.

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

As of December 31, 2003, the Company had approximately $14,212,000 of variable rate borrowings. The Company estimates that for every 1% fluctuation in general interest rates, assuming debt levels at December 31, 2003, interest expense would vary by $142,120.

The Company's net investment in its foreign subsidiaries, including intercompany balances, at December 31, 2003 was immaterial, and accordingly, fluctuations in foreign currency do not have a material impact on the Company's financial position.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                          Page
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENTS OF GP STRATEGIES CORPORATION AND SUBSIDIARIES:

         Independent Auditors' Report                                      52

         Consolidated Balance Sheets - December 31, 2003 and 2002          54

         Consolidated Statements of Operations - Years ended
          December 31, 2003, 2002, and 2001                                56

         Consolidated Statements of Changes in Stockholders' Equity
          - Years ended December 31, 2003, 2002, and 2001                  57

         Consolidated Statements of Cash Flows - Years ended
           December 31, 2003, 2002, and 2001                               58

         Notes to Consolidated Financial Statements                        60

SUPPLEMENTARY DATA (Unaudited)

         Selected Quarterly Financial Data                                114

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
GP Strategies Corporation:

We have audited the accompanying consolidated balance sheets of GP Strategies Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Five Star Products Inc., a 54 % owned subsidiary, which statements reflect total assets constituting 20 percent and total revenues constituting 12 percent (after elimination of intercompany balances and transactions) in 2003 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Five Star Products Inc., is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GP Strategies Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002

KPMG LLP

New York, New York
April 5, 2004

                          INDEPENDENT AUDITORS' REPORT



         Board of Directors and Stockholders
         Five Star Products, Inc.

         We have audited the consolidated balance sheets of Five Star Products, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2003 (not shown separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Five Star Products, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


         Eisner LLP


         New York, New York
         March 17, 2004, except for the first paragraph of Note 7, as to which the date is March 31, 2004

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
              (in thousands, except shares and par value per share)


--------------------------------------------------------------------------------------- ----------------- ---------------
--------------------------------------------------------------------------------------- ----------------- ---------------
December 31,                                                                              2003             2002
--------------------------------------------------------------------------------------- ----------------- ---------------
--------------------------------------------------------------------------------------- ----------------- ---------------
Assets
Current assets
Cash and cash equivalents                                                               $4,416            $1,516
Accounts and other receivables (of which
  $9,899 and $4,865 are from government contracts)
  less allowance for doubtful accounts of $1,739 and $854                               39,737            26,708
Inventories                                                                             28,300            1,380
Costs and estimated earnings in excess of billings on
  uncompleted contracts                                                                 14,502            14,177
Prepaid expenses and other current assets                                                6,705             4,079
--------------------------------------------------------------------------------------- ----------------- ---------------
--------------------------------------------------------------------------------------- ----------------- ---------------
Total current assets                                                                    93,660            47,860
--------------------------------------------------------------------------------------- ----------------- ---------------
--------------------------------------------------------------------------------------- ----------------- ---------------
Investments, marketable securities and note receivable                                   4,225            14,130
--------------------------------------------------------------------------------------- ----------------- ---------------
Property, plant and equipment, net                                                       8,994             8,299
--------------------------------------------------------------------------------------- ----------------- ---------------
--------------------------------------------------------------------------------------- ----------------- ---------------
Intangible assets
Goodwill                                                                                62,395            57,491
Patents, licenses and contract rights, net                                               1,031               755
--------------------------------------------------------------------------------------- ----------------- ---------------
--------------------------------------------------------------------------------------- ----------------- ---------------
                                                                                        63,426            58,246
Deferred tax asset                                                                      11,688            10,846
--------------------------------------------------------------------------------------- ----------------- ---------------
--------------------------------------------------------------------------------------- ----------------- ---------------
Other assets                                                                             6,330             5,524
--------------------------------------------------------------------------------------- ----------------- ---------------
--------------------------------------------------------------------------------------- ----------------- ---------------
                                                                                      $188,323          $144,905
--------------------------------------------------------------------------------------- ----------------- ---------------
--------------------------------------------------------------------------------------- ----------------- ---------------


          See accompanying notes to consolidated financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              (in thousands, except shares and par value per share)


---------------------------------------------------------------------------------------- ------------------- -----------------
December 31,                                                                             2003                2002
---------------------------------------------------------------------------------------- ------------------- -----------------
---------------------------------------------------------------------------------------- ------------------- -----------------
Liabilities and stockholders' equity
Current liabilities
Current maturities of long-term debt                                                     $ 1,112             $ 3,610
Short-term borrowings                                                                    26,521              22,058
Accounts payable and accrued expenses                                                    38,107              17,552
Billings in excess of costs and estimated
 earnings on uncompleted contracts                                                       9,922               3,860
---------------------------------------------------------------------------------------- ------------------- -----------------
---------------------------------------------------------------------------------------- ------------------- -----------------
Total current liabilities                                                                75,662              47,080
---------------------------------------------------------------------------------------- ------------------- -----------------
---------------------------------------------------------------------------------------- ------------------- -----------------

Long-term debt less current maturities                                                   13,749              3,302
Other non-current liabilities                                                            1,728               1,541
Minority interests                                                                       4,372

Stockholders' equity
Preferred stock, authorized 10,000,000
 shares, par value $.01 per share, none issued
Common stock, authorized 25,000,000 shares, par value $.01 per share, issued
 16,348,777 and 15,361,437 shares (of which 14,722 and 33,417 shares are held in
 treasury)                                                                               163                 154
Class B common stock, authorized 2,800,000 shares, par
 value $.01 per share, issued and outstanding 1,200,000 shares                           12                  12
Additional paid-in capital                                                               196,541             189,988
Accumulated deficit                                                                      (101,443)           (93,167)
Accumulated other comprehensive income                                                   24                  460
Notes receivable from stockholder                                                        (2,322)             (4,095)
Treasury stock at cost                                                                   (163)               (370)
---------------------------------------------------------------------------------------- ------------------- -----------------
---------------------------------------------------------------------------------------- ------------------- -----------------
Total stockholders' equity                                                               92,812              92,982
---------------------------------------------------------------------------------------- ------------------- -----------------
---------------------------------------------------------------------------------------- ------------------- -----------------
                                                                                         $188,323            $144,905
---------------------------------------------------------------------------------------- ------------------- -----------------


          See accompanying notes to consolidated financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)



--------------------------------------------------------------------- ----------------- ------------------- -------------------
Years ended December 31,                                              2003              2002                2001
--------------------------------------------------------------------- ----------------- ------------------- -------------------
--------------------------------------------------------------------- ----------------- ------------------- -------------------
Sales                                                                 $168,678          $152,233            $186,611
Cost of sales                                                         145,236           134,768             164,034
--------------------------------------------------------------------- ----------------- ------------------- -------------------
--------------------------------------------------------------------- ----------------- ------------------- -------------------
Gross margin                                                          23,442            17,465              22,577
--------------------------------------------------------------------- ----------------- ------------------- -------------------
--------------------------------------------------------------------- ----------------- ------------------- -------------------
Executive incentive compensation bonus                                (3,000)
Non-cash debt conversion expense, net                                 (622)
Other selling, general & administrative expenses                      (25,848)          (21,042)            (20,744)
--------------------------------------------------------------------- ----------------- ------------------- -------------------
--------------------------------------------------------------------- ----------------- ------------------- -------------------
Total selling, general & administrative expenses                      (29,470)          (21,042)            (20,744)
--------------------------------------------------------------------- ----------------- ------------------- -------------------
--------------------------------------------------------------------- ----------------- ------------------- -------------------

--------------------------------------------------------------------- ----------------- ------------------- -------------------
Operating profit (loss)                                               (6,028)           (3,577)             1,833
--------------------------------------------------------------------- ----------------- ------------------- -------------------

--------------------------------------------------------------------- ----------------- ------------------- -------------------
Write-off of deferred financing costs                                 (860)
Interest expense                                                      (2,765)           (2,770)             (4,733)
--------------------------------------------------------------------- ----------------- ------------------- -------------------
--------------------------------------------------------------------- ----------------- ------------------- -------------------
Total interest expense                                                (3,625)           (2,770)             (4,733)
--------------------------------------------------------------------- ----------------- ------------------- -------------------
--------------------------------------------------------------------- ----------------- ------------------- -------------------
Investment and other income (loss)
(including interest income of $424,
 $584 and $701)                                                       (49)              (1,967)             176
Gains on marketable securities, net                                   846               2,267               4,294
Valuation adjustment of liability for warrants                        1,436

--------------------------------------------------------------------- ----------------- ------------------- -------------------
--------------------------------------------------------------------- ----------------- ------------------- -------------------
Income (loss) before income taxes and minority interests
                                                                      (7,420)           (6,047)             1,570
Income tax benefit (expense)                                          (886)             819                 (2,515)
--------------------------------------------------------------------- ----------------- ------------------- -------------------
Loss before minority interests                                        (8,306)           (5,228)             (945)
--------------------------------------------------------------------- ----------------- ------------------- -------------------
Minority interests                                                    30
--------------------------------------------------------------------- ----------------- ------------------- -------------------
--------------------------------------------------------------------- ----------------- ------------------- -------------------
Net loss                                                              $ (8,276)         $ (5,228)           $    (945)
--------------------------------------------------------------------- ----------------- ------------------- -------------------
--------------------------------------------------------------------- ----------------- ------------------- -------------------
Net loss per share
Basic                                                                 $     (.48)       $     (.34)         $     (.09)
Diluted                                                               (.48)             (.34)                    (.09)
--------------------------------------------------------------------- ----------------- ------------------- -------------------
--------------------------------------------------------------------- ----------------- ------------------- -------------------


          See accompanying notes to consolidated financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES
           Consolidated Statements of Changes in Stockholders' Equity
                  Years ended December 31, 2003, 2002, and 2001
                 (in thousands, except for par value per share)

                                                                                Accumulated
                                                                                other
                                           Class B                              compre-     Compre-       Notes               Total
                               Common      common      Additional               hensive     hensive  receivable  Treasury     stock-
                                stock       stock       paid-in    Accumulated  income      income         from     stock   holders'
                              $.01 Par)   ($.01 Par)    capital     deficit     (loss)      (loss)   stockholder   at cost   equity
---------------------------------------- ----------- -------------- ---------- --------- ---------- ----------- -------- -----------
---------------------------------------- ----------- -------------- ---------- --------- ---------- ----------- -------- -----------
Balance at December 31, 2000    $125        $  8        $179,955    $(86,994)  $27,237    $            $(4,095)  $(3,718) $112,518
---------------------------------------- ----------- -------------- ---------- --------- ---------- ----------- -------- -----------
---------------------------------------- ----------- -------------- ---------- --------- ---------- ----------- -------- -----------
Other comprehensive loss                                                       (18,873)   (18,873)                         (18,873)
Net loss                                                                (945)                (945)                            (945)
---------------------------------------- ----------- -------------- ---------- --------- ---------- ----------- -------- -----------
---------------------------------------- ----------- -------------- ---------- --------- ---------- ----------- -------- -----------
Total comprehensive loss                                                                   (19,818)                        (19,818)
Issuance and sale of common
 stock and warrants               3            3           2,924                                                    313      3,243
Issuance of treasury stock
 in exchange for Class B
 common  stock                    (2)      (2,801)                                            2,803
---------------------------------------- ----------- -------------- ---------- --------- ---------- -----------  ------  -----------
---------------------------------------- ----------- -------------- ---------- --------- ---------- ----------- -------- -----------
Balance at December 31, 2001    $128        $  9        $180,078    $(87,939)  $ 8,364    $           $(4,095)  $  (602)   $ 95,943
---------------------------------------- ----------- -------------- ---------- --------- ---------- ----------- -------- -----------
---------------------------------------- ----------- -------------- ---------- --------- ---------- ----------- -------- -----------
Other comprehensive loss                                                        (7,904)    (7,904)                          (7,904)
Net loss                                                              (5,228)              (5,228)                          (5,228)
---------------------------------------- ----------- -------------- ---------- --------- ---------- ----------- -------- -----------
---------------------------------------- ----------- -------------- ---------- --------- ---------- ----------- -------- -----------
Total comprehensive loss                                                                  (13,132)                         (13,132)
Issuance and sale of common
 stock                            26           3           9,910                                                    232     10,171
---------------------------------------- ----------- -------------- ---------- --------- ---------- ----------- -------- -----------
---------------------------------------- ----------- -------------- ---------- --------- ---------- ----------- -------- -----------
Balance at December 31, 2002    $154         $12         $189,988    $(93,167)    $460    $           $(4,095)    $(370)  $ 92,982
---------------------------------------- ----------- -------------- ---------- --------- ---------- ----------- -------- -----------
---------------------------------------- ----------- -------------- ---------- --------- ---------- ----------- -------- -----------
Other comprehensive loss                                                          (436)      (436)                            (436)
Net loss                                                              (8,276)              (8,276)                          (8,276)
---------------------------------------- ----------- -------------- ---------- --------- ---------- ----------- -------- -----------
---------------------------------------- ----------- -------------- ---------- --------- ---------- ----------- -------- -----------
Total comprehensive loss                                                                   (8,712)                          (8,712)
Repayment of notes receivable
 from stockholder                                                                                                 1,773      1,773
Issuance and sale of common
 stock and warrants               9                        6,553                                                    207      6,769
---------------------------------------- ----------- -------------- ----------- -------- ----------- ----------- -------- ----------
Balance at December 31, 2003    $163         $12         $196,541   $(101,443)     $24    $            $(2,322)  $(163)   $ 92,812
---------------------------------------- ----------- -------------- ----------- -------- ----------- ----------- --------- ---------
          See accompanying notes to consolidated financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
--------------------------------------------------------------------- -------------------- ------------------- --------------------
--------------------------------------------------------------------- -------------------- ------------------- --------------------
Years ended December 31,                                                     2003          2002                2001
--------------------------------------------------------------------- -------------------- ------------------- --------------------
--------------------------------------------------------------------- -------------------- ------------------- --------------------
Cash flows from operations:

Net loss                                                              $(8,276)             $(5,228)            $    (945)
Adjustments to reconcile net loss
 to net cash provided by operating activities:
Depreciation and amortization                                         2,928                3,304               5,902
Issuance of stock for retirement savings plan and stock bonuses
                                                                      1,053                1,065               1,780
Restructuring charge (reversal)                                       291                  (368)               (1,174)
Gains on marketable securities                                        (846)                (2,267)             (4,294)
Write-off of deferred financing costs                                 860
Non-cash debt conversion expense, net                                 622
Valuation adjustment of liability for warrants                        (1,436)
Non-cash consultant fees                                                                   240                 750
Non-cash compensation expense (credit)                                2,850                (1,211)             (2,370)
Loss on equity investments and other, net                             559                  2,603               327
Deferred income taxes                                                 (623)                (1,839)             1,112
Proceeds from sale of trading securities                              249                                      9,141

Changes in other operating items, net of effect of acquisitions and disposals:
Accounts and other receivables                                        2,713                3,195               4,285
Inventories                                                           (6,698)              354                 (197)
Costs and estimated earnings in excess of
 billings on uncompleted contracts                                    3,788                2,584               3,936
Accounts payable and accrued expenses                                 4,656                1,901               (5,764)
Billings in excess of costs and estimated
 earnings on uncompleted contracts                                    2,534                (3,174)             (1,228)
Minority interests                                                    (30)
Changes in other operating items                                      156                  (330)               (74)
--------------------------------------------------------------------- -------------------- ------------------- --------------------
--------------------------------------------------------------------- -------------------- ------------------- --------------------
Net cash provided by operations                                       $5,350               $    829            $11,187
--------------------------------------------------------------------- -------------------- ------------------- --------------------

          See accompanying notes to consolidated financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

(in thousands)
--------------------------------------------------------------------- -------------------- ------------------- -----------------
--------------------------------------------------------------------- -------------------- ------------------- -----------------
Years ended December 31,                                              2003                 2002                2001
--------------------------------------------------------------------- -------------------- ------------------- -----------------
--------------------------------------------------------------------- -------------------- ------------------- -----------------
Cash flows from investing activities:

Additions to property, plant and equipment                            $(2,123)             $(1,916)            $(1,451)
Additions to intangible assets                                        (422)                (1,503)             (822)
Proceeds from sale of marketable securities                           2,124                3,833               5,567
Deconsolidation of Valera                                                                                      (6,700)
Cash acquired in acquisitions                                         2,853
Decrease (increase) to investments and other                          (4,050)              489                 (482)
--------------------------------------------------------------------- -------------------- ------------------- -----------------
--------------------------------------------------------------------- -------------------- ------------------- -----------------
Net cash provided by (used in) investing activities                   (1,618)              903                 (3,888)
--------------------------------------------------------------------- -------------------- ------------------- -----------------
--------------------------------------------------------------------- -------------------- ------------------- -----------------

Cash flows from financing activities:
Proceeds from sale of Common Stock                                    955                  7,850
Proceeds from issuance of Class B Stock                                                    1,260               900
Net proceeds from issuance of Valera Preferred Stock                                                           6,700
Repayment of short-term borrowings                                    (13,461)             (10,280)            (3,824)
Deferred financing costs                                              (1,619)              (728)               (1,132)
Proceeds from issuance of long-term debt                              14,674               890                 3,131
Repayment of long-term debt                                           (1,451)              (841)               (13,880)
--------------------------------------------------------------------- -------------------- ------------------- -----------------
Net cash used in financing activities                                 (902)                (1,849)             (8,105)
--------------------------------------------------------------------- -------------------- ------------------- -----------------
--------------------------------------------------------------------- -------------------- ------------------- -----------------
Effect of exchange rate changes on
 cash and cash equivalents                                            70                   (72)                24
--------------------------------------------------------------------- -------------------- ------------------- -----------------
--------------------------------------------------------------------- -------------------- ------------------- -----------------
Net increase (decrease) in cash and
 cash equivalents                                                     2,900                (189)               (782)
Cash and cash equivalents at
 beginning of year                                                    1,516                1,705               2,487
--------------------------------------------------------------------- -------------------- ------------------- -----------------
--------------------------------------------------------------------- -------------------- ------------------- -----------------
Cash and cash equivalents at end of year                              $4,416               $1,516              $ 1,705
--------------------------------------------------------------------- -------------------- ------------------- -----------------
--------------------------------------------------------------------- -------------------- ------------------- -----------------
Supplemental disclosures of
 cash flow information:
Cash paid during the year for:
 Interest                                                             $1,379               $1,942              $ 3,958
 Income taxes                                                         $  734              $   434              $   407

          See accompanying notes to consolidated financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

1.       Description of business and summary of significant accounting policies

Description of business.

GP Strategies Corporation (the "Company") currently has five operating business segments. The Company's principal operating subsidiary is General Physics Corporation (GP or General Physics). GP is a global workforce development company that improves the effectiveness of organizations by providing training, management consulting, e-Learning solutions and engineering services that are customized to meet the needs of specific clients. Clients include Fortune 500 companies, manufacturing, process and energy companies, and other commercial and governmental customers.

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

During the fourth quarter of 2003 due to the Company's acquisition of additional shares of GSE Systems, Inc. ("GSE"), bringing its ownership to 58%, GSE will be consolidated into the Company's consolidated financial statements effective October 23, 2003. GSE is a world leader in real-time power plant simulation and makes up the Company's new Simulation Segment. The Company intends to use GSE's simulation technology to enhance General Physics capabilities.

The Company's Optical Plastics Segment is comprised of the Company's wholly owned subsidiary MXL Industries, Inc. (MXL). MXL is a specialist in the manufacture of polycarbonate parts requiring strict adherence to optical quality specifications, and in the application of abrasion and fog resistant coatings to these parts. Products include shields, and face masks and non-optical plastic products.

During the fourth quarter of 2003 due to the Company's acquisition of additional shares of Five Star Products, Inc. ("Five Star"), bringing its ownership to 54%, Five Star will be consolidated into the Company's consolidated financial statements effective October 8, 2003. Five Star is a leading regional distributor of paint sundry items, interior and exterior stains, brushes, rollers, caulking compounds and hardware products and makes up the Company's new Home Improvement Distribution Segment.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

1. Description of business and summary of significant accounting policies (Continued)

In addition, as of December 31, 2003, the Company has investments in Millennium Cell Inc. (Millennium), Valera Pharmaceuticals (formerly Hydro Med Sciences) ("Valera") and owns certain real estate (see Note 3).

Principles of consolidation and investments. The consolidated financial statements include the operations of the Company and, except for Valera as discussed below, its majority-owned subsidiaries. The minority interests balance is comprised of the 46 percent minority share in Five Star and 42 percent minority share in GSE which the Company did not own. All significant intercompany balances and transactions have been eliminated.

The Company owns 100% of the common stock of Valera, however, it no longer has financial and operating control of the entity and accordingly, effective December 27, 2001, the Company has accounted for its investment in Valera under the equity method.

In July 2002, the Company's Board of Directors approved a spin-off of certain of its non-core assets into a separate corporation, National Patent Development Corporation ("NPDC"). After the spin-off becomes effective, the Company's business would be comprised of its training and workforce development business operated by General Physics and the GSE simulation business. NPDC would be a stand- alone public company owning all of the stock of MXL, the interest in Five Star and certain other non-core assets. The separation of these businesses will be accomplished through a pro-rata distribution (the "Distribution") of 100% of the outstanding Class A common stock of NPDC to the Company's stockholders on the record date of the Distribution.

On March 21, 2003, the Internal Revenue Service issued a favorable tax ruling which would enable the Distribution to be tax-free. As a result, each stockholder of the Company would receive a tax-free stock dividend of one share of NPDC Class A common stock for every share of the Company's common stock or Class B capital stock owned on the record date of the Distribution. On February 12, 2004 the Company filed documents with the Securities and Exchange Commission relating to the proposed spin-off.

Cash and cash equivalents. Cash and cash equivalents of $4,416,000 and $1,516,000 at December 31, 2003 and 2002, respectively, consist of cash and highly liquid debt instruments with original maturities of three months or less.

Marketable securities. Marketable securities at December 31, 2003 and 2002 consist of U.S. corporate equity securities. The Company classifies its marketable securities as trading or available-for-sale investments. A decline in

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

1. Description of business and summary of significant accounting policies (Continued)


the market value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings, and a new cost basis is established. Gains and losses are derived using the average cost method for determining the cost of securities sold.

Trading securities are included in Prepaid expenses and other current assets and are those securities which are generally expected to be sold within one year. Available-for-sale securities are included in Investments, marketable securities and notes receivable on the Consolidated Balance Sheet. Trading and available-for-sale securities are recorded at their fair value. Trading securities are held principally for the purpose of selling them in the near term. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity in accumulated other comprehensive income, net of the related tax effect, until realized.

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

Revenue Recognition

General Physics contract revenue and cost recognition. GP provides services under time-and-materials, cost-plus-fixed fee and fixed-price contracts. Each contract has different terms based on the scope, deliverables and complexity of the engagement, requiring GP to make judgments and estimates about recognizing revenue. In general, revenue is recognized on these arrangements as the services are performed. Under time-and-material contracts, as well as certain cost-plus-fixed fee and certain fixed-price contracts, the contractual billing schedules are based on the specified level of resources GP is obligated to provide. As a result, on those "level of effort" contracts, the contractual billing amount for a given period acts as a measure of performance and, therefore, revenue is recognized in that amount.

For other fixed price contracts, the contractual billing schedules are not based on the specified level of resources GP is obligated to provide. These arrangements typically do not have milestones or other reliable measures of

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

1. Description of business and summary of significant accounting policies (Continued)

performance. As a result, revenue on these arrangements is recognized using the percentage-of-completion method based on the relationship of costs incurred to total estimated costs expected to be incurred over the term of the contract. GP believes this methodology provides a reasonable measure of performance on these arrangements since performance primarily involves personnel costs and the customer is required to pay GP for the proportionate amount of work and cost incurred in the event of contract termination. Revenue for unpriced change orders is not recognized until the customer agrees with the changes. Costs and estimated earnings in excess of billings on uncompleted contracts are recorded as a current asset. Billings in excess of costs and estimated earnings on uncompleted contracts are recorded as a current liability. Generally contracts provide for the billing of costs incurred and estimated earnings on a monthly basis.

Risks relating to service delivery, usage, productivity and other factors are considered when making estimates of total contract cost, contract profitability, and progress towards completion. If sufficient risk exists, a reduced-profit methodology is applied to a specific client contract's percentage-of-completion model whereby the amount of revenue recognized is limited to the amount of costs incurred until such time as the risks have been partially or wholly mitigated through performance. GP's estimates of total contract cost and contract profitability change periodically in the normal course of business, occasionally due to modifications of contractual arrangements. In addition, the implementation of cost saving initiatives and achievement of productivity gains generally results in a reduction of estimated total contract expenses on affected client contracts. Such changes in estimate are recognized in the period the changes are determined. For all client contracts, provisions for estimated losses on individual contracts are made in the period in which the loss first becomes apparent.

As part of GP's on-going operations to provide services to its customers, incidental expenses, which are commonly referred to as "out-of-pocket" expenses, are billed to customers. Out-of-pocket expenses include expenses such as airfare, mileage, hotel stays, out-of-town meals, and telecommunication charges. GP's policy provides for these expenses to be recorded as both revenue and direct cost of services in accordance with the provisions of EITF 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred."

GSE revenue recognition. The majority of GSE's revenue is derived through the sale of uniquely designed systems containing hardware, software and other materials under fixed-price contracts. In accordance with Statement of Position 81-1 "Accounting for Performance of Construction-Type and Certain Production-Type Contracts", the revenue under these fixed-price contracts is accounted for on the percentage-of-completion method, based on contract costs incurred to date and estimated costs to complete. Estimated contract earnings are reviewed and revised periodically as the work progresses, and the cumulative effect of any change is recognized in the period in which the change is identified. Estimated losses are charged against earnings in the period such losses are identified.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

1. Description of business and summary of significant accounting policies (Continued)

As GSE recognizes revenue under the percentage-of-completion method, it provides an accrual for estimated future warranty costs based on historical and projected claims experience. GSE's longer-term contracts generally provide for a one-year warranty on parts, labor and any bug fixes as it relates to software embedded in the systems.

GSE's system design contracts do not provide for "post customer support service"
(PCS) in terms of software upgrades, software enhancements or telephone support. In order to obtain PCS, the customers must purchase a separate contract at the date of system installation. Such PCS arrangements are generally for a one-year period renewable annually and include customer support, unspecified software upgrades, maintenance releases. GSE recognizes revenue from these contracts ratably over the life of the agreements in accordance with Statement of Position 97-2 "Software Revenue Recognition".

Revenues from certain consulting or training contracts are recognized on a time-and-material basis. For time-and-material type contracts, revenue is recognized based on hours incurred at a contracted labor rate plus expenses.

Five Star and MXL revenue recognition. Revenue is recognized upon shipment of product to customers. Allowances for estimated returns and allowances are recognized when sales are recorded.

Comprehensive income. Comprehensive income consists of net income (loss), net unrealized gains (losses) on available-for-sale securities and the interest rate swap, and foreign currency translation adjustments.

Property, plant and equipment. Property, plant and equipment are carried at cost. Major additions and improvements are capitalized while maintenance and repairs which do not extend the lives of the assets are expensed as incurred. Gain or loss on the disposition of property, plant and equipment is recognized in operations when realized.

Depreciation and amortization. The Company provides for depreciation of property, plant and equipment primarily on a straight-line basis over the following estimated useful lives:

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

Intangible assets. The excess of cost over the fair value of net assets of businesses acquired is recorded as goodwill and through December 31, 2001, was amortized on a straight line basis over periods ranging from 5 to 40 years. The Company capitalizes costs incurred to obtain and maintain patents and licenses as well as contract rights acquired. Patent costs are amortized over the lesser of 17 years or the remaining lives of the patents, and license costs over the lives of the licenses. Contract rights are amortized over the lives of the contracts acquired, ranging up to two years. The Company also capitalizes costs incurred to obtain long-term debt financing. Such costs are included in other current assets and other assets in the accompanying Consolidated Balance Sheets, are amortized on a straight line basis over the terms of the related debt and such amortization is classified as interest expense in the Consolidated Statements of Operations.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, the Company capitalizes computer software development costs incurred after technological feasibility has been established, but prior to the release of the software product for sale to customers. Once the product is available to be sold, the Company begins to amortize the costs over the estimated useful life of the product, which normally ranges from three to five years. On an annual

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

1. Description of business and summary of significant accounting policies (Continued)

basis, the Company assesses the recovery of the unamortized software computer costs by estimating the net undiscounted cash flows expected to be generated by the sale of the product. If the undiscounted cash flows are not sufficient to recover the unamortized software costs the Company will write-down the investment to its estimated fair value based on future discounted cash flows. The excess of any unamortized computer software costs over the related net realizable value is written down and charged to income. Significant changes in the sales projections could result in an impairment with respect to the capitalized software. Capitalized software is included in other assets on the Company's Consolidated Balance Sheets.

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

As of the date of adoption (January 1, 2002), the Company had unamortized goodwill in the amount of approximately $56 million and unamortized identifiable intangible assets in the amount of approximately $1.4 million, all of which were subject to the transition provisions of Statement 142. Amortization expense related to goodwill was $2.7 million for the year ended December 31, 2001.

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

1. Description of business and summary of significant accounting policies (Continued)

Five Star files separate federal and state tax returns and GSE files separate federal, state and foreign tax returns from the Company, as those entities are not consolidated with the Company for tax purposes.

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

Loss per share (EPS) for the years ended December 31, 2003, 2002 and 2001 are as follows (in thousands, except per share amounts):

                                           2003             2002         2001
                                           ----             ----         ----
Basic and Diluted EPS
Net loss                                $(8,276)         $(5,228)     $  (945)
Weighted average shares
  outstanding, basic and diluted         17,139           15,370       13,209
Basic loss per share                    $  (.48)         $  (.34)     $  (.09)
Diluted loss per share (a)              $  (.48)         $  (.34)     $  (.09)

Basic loss per share is based upon the weighted average number of common shares outstanding, including Class B common shares, during the period. Class B common stockholders have the same rights to share in profits and losses and liquidation values as common stockholders. Diluted loss per share are based upon the weighted average number of common shares outstanding during the period, assuming the issuance of common shares for all dilutive potential common shares outstanding.

(a) For the years ended December 31, 2003, 2002 and 2001, presentation of the dilutive effect of stock options, warrants and convertible notes, which totaled 1,249,000, 612,000 and 376,000 shares, respectively, are not included since they are anti-dilutive.
         For the year ended December 31, 2003 presentation of the dilutive effect of GSE and Five Star stock options are not included since they are anti-dilutive.

Stock based compensation. Options are granted to purchase Company, GSE and Five Star common shares under stock-based incentive plans, which are described more fully in Note 12. The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock options. As such compensation expense would

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

1. Description of business and summary of significant accounting policies (Continued)

be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. The difference between the quoted market price as of the date of the grant and the contractual purchase price of shares is charged to operations over the vesting period. No compensation cost has been recognized for fixed stock options with exercise prices equal to the market price of the stock on the dates of grant and shares acquired by employees under the stock option plans. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

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

Pro forma net income and earnings per share disclosures as if compensation expense was recorded based on the fair value for stock-based awards have been presented in accordance with the provisions of SFAS No. 123, are as follows for the years ended December 31, 2003, 2002 and 2001 (in thousands, except per share amounts):



                                                                     2003            2002           2001
                                                                     ----            ----           ----
Net loss - As reported                                            $(8,276)      $  (5,228)      $   (945)
Compensation expense, net of tax
                             Company stock options                 (1,251)         (1,495)        (2,443)
                             GSE stock options                       (181)
                             Five Star stock options                   (4)
                                                                   --------------- ----------- -------------
                                                                   --------------- ----------- -------------
                             Pro forma net loss                   $(9,712)      $  (6,723)      $  (3,388)
                                                                   --------------- ----------- -------------
                                                                   --------------- ----------- -------------

Basic and diluted loss per share
                             As reported                          $(.48)        $  (.34)        $    (.09)
                             Company stock options                 (.08)           (.10)             (.18)
                             GSE stock options                     (.01)
                             Five Star stock  options              (.00)
                                                                   --------------- ----------- -------------
                                                                   --------------- ----------- -------------
                             Pro forma net loss per share         $(.57)        $  (.44)        $    (.27)
                                                                   --------------- ----------- -------------


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

Company stock options

At December 31, 2003, 2002 and 2001, the per share weighted-average fair value of the Company's stock options granted was $2.95, $2.78 and $2.98, respectively, on the date of grant using the modified Black Scholes option-pricing model with the following weighted-average assumptions:

                                2003              2002              2001
                                ----              ----              ----
   Expected dividend yield        0%                 0%               0%
   Risk-free interest rate      2.00%              4.30%           4.78%
   Expected volatility         78.33%             72.84%          66.13%
   Expected life                4.00 years         6.16 years      3.70 years

There were no GSE and Five Star options granted during 2003 subsequent to their consolidation.

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

Concentrations of credit risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and accounts receivable. The Company places its cash investments with high quality financial institutions and limits the amount of credit exposure to any one institution. With respect to accounts receivable, approximately 25% are related to United States government contracts, and the remainder are dispersed among various industries, customers and geographic regions. In addition, the Company has investments in public and private equity securities, consisting of Valera and Millennium.

Fair value of financial instruments. The carrying value of financial instruments including cash and cash equivalents, marketable securities, accounts receivable, accounts payable and short-term borrowings approximate estimated market values because of short maturities and interest rates that approximate current rates. The carrying values of investments approximate fair values based upon quoted

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

1. Description of business and summary of significant accounting policies (Continued)

market prices. The investments for which there is no quoted market price are not significant. The estimated fair value for the Company's debt is equal to the carrying amount. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Five Star interest rate swap. The interest rate swap is being accounted for under SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized in the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If the derivative is a cash flow hedge, changes in the fair value of the derivative are recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The fair value of the interest rate swap at December 31, 2003 was recognized through a credit to other comprehensive income.

Reclassifications. Certain prior year amounts in the financial statements and notes thereto have been reclassified to conform to 2003 classifications.

Recent accounting pronouncements. In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities that have legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development or normal use of the asset. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. This statement is effective for the Company in 2003. The application of SFAS No. 143 did not have and is not expected to have a material impact on the Company's Consolidated Financial Statements.

During April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS No. 145"). Among other items, SFAS No. 145 updates and clarifies existing accounting pronouncements related to reporting gains and losses from the extinguishment of debt and certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS No. 145 are generally effective for fiscal years beginning after May 15, 2002, with earlier adoption of certain provisions encouraged. The application of SFAS No. 145 did not have an impact on the Company's Consolidated Financial Statements.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of SFAS No. 123" ("SFAS No. 148"), and the transition guidance and annual disclosure provisions were effective for the Company for the quarterly interim periods beginning in 2003. SFAS No. 148 amends SFAS Statement No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation" and provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used. The Company continues to account for stock-based compensation using APB Opinion No. 25 and has not adopted the recognition provisions of SFAS No. 123, as amended by SFAS No. 148. The Company has adopted the disclosure provisions of SFAS No. 148 for the 2003 fiscal year.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or as an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

1. Description of business and summary of significant accounting policies (Continued)

effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have an impact on the Company's Consolidated Financial Statements.

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

2.       Goodwill and intangible assets

Effective January 1, 2002, the Company adopted FASB Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized but instead tested for impairment at least annually in accordance with the provisions of Statement No.
142. Statement No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposed of Long-Lived Assets. The Company did not recognize any impairment as a result of the adoption of this statement. For the years ended December 31, 2003 and 2002 the Company performed a test for potential impairment of goodwill and other intangible assets. The Company did not recognize any impairment as a result of the impairment test. As of December 31, 2003 and 2002, the Company had unamortized goodwill in the amount of $62,395,000 and $57,491,000, respectively.

The components of goodwill and intangible assets as of December 31, 2003 and 2002 are as follows (in thousands):



                                                  Original Cost or                     Accumulated
                                                  Carrying Value        Additions      Amortization           Total

2003:
Amortizing intangible assets:
  Patents, licenses and contract rights           $ 1,348               $   422        $ 739              $   1,031
                                                  -------               -------        -----              ---------

Non-amortizing intangible assets:
 Goodwill                                          57,491                 4,904                              62,395
                                                  ------                -------        -------               ------

2002:
Amortizing intangible assets:
  Patents and licenses                            $1,348                               $ 593               $   755
                                                  ------                -------        -----               -------

Non-amortizing intangible assets:
 Goodwill                                         55,988                  1,503                             57,491
                                                  ------                -------        -------              ------



                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

2.       Goodwill and intangible assets (Continued)

Amortization expense for patents, licenses and contract rights was $147,000 in 2003, $103,000 in 2002, and $126,000 in 2001. The weighted average amortization period as of December 31, 2003 is six years. Amortization is estimated to be approximately $289,000 in 2004, $233,000 in 2005, and $73,000 from 2006 through
2008.

Goodwill increased in 2003 due to the GSE Acquisition (see Note 4) as well as the impact of foreign currency fluctuations. The increase in goodwill in 2002 was due to additional contingent payments made for previous acquisitions as well as the impact of foreign currency fluctuations.

The following is a summary of proforma net income and earnings (loss) per share for the year ended December 31, 2001, as adjusted to remove the amortization of goodwill and intangible assets with indefinite useful lives (in thousands, except per share amounts):

           Net Income (loss)
             As Reported                                      $(945)
             Proforma                                         $ 488

           Basic and Diluted
             Earnings (loss) Per Share
             As Reported                                      $ (.09)
             Proforma                                         $  .02

3.       Investments, marketable securities and notes receivable

         Investments and note receivable

At December 31, 2003 and 2002, Investments and notes receivable were comprised of the following (in thousands):

                                                             December 31,
                                                        2003             2002
                                                        ----           -------
          Five Star Products, Inc. (See Note 4)         $              $6,317
          GSE Systems, Inc.  (See Note 4)                               1,794
          Valera
          Other                                          655              422
                                                        -----          -------
                                                        $655           $8,533
                                                        ====           ======

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

3.       Investments, marketable securities and notes receivable (Continued)

(a)      Five Star Products, Inc.

Five Star is a leading regional distributor of home decorating, hardware and finishing products. On October 8, 2003 the Company acquired additional shares of Five Star, bringing its ownership to 54%. Five Star is consolidated into the Company's consolidated financial statements and no longer accounted for as an equity investment effective as of that date. The Company recognized equity income of Five Star of $190,000 in 2003 prior to its date of consolidation.

At December 31, 2002, the Company owned approximately 47.3% of Five Star and accounted for its investment in Five Star using the equity method. At December 31, 2002, the Company's investment in Five Star was $6,317,000, including the $4,500,000 senior unsecured 8% note. The Company recorded a write down on its investment of $200,000 in 2001, which is included in Loss on investments on the Consolidated Statements of Operations.

In 1994 Jerome Feldman, Chairman and CEO of the Company was granted options to purchase 250,000 shares of Five Star from the Company at an exercise price of $.50. These options expired unexercised in June 2003.

Information relating to the Company's investment in Five Star as of December 31, 2002 is as follows (in thousands):


Long-term note receivable                                 $ 4,500
Number of shares                                            7,103
Carrying amount of shares                                  $1,817
Equity income included in Investment
 and other income, net                                       $162

Condensed financial information for Five Star as of December 31, 2002 and for the years ended December 31, 2002 and 2001 is as follows (in thousands):

                                                             2002        2001
Current assets                                            $34,191
Non current assets                                          1,142
Current liabilities                                        27,552
Non current liabilities                                     4,500
Stockholders' equity                                        3,281
Sales                                                      94,074        94,908
Gross profit                                               16,613        16,054
Net income                                                    391          417

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

3.       Investments, marketable securities and notes receivable (Continued)


(b)      GSE Systems, Inc.

GSE is a leading global provider of real-time simulation, homeland security and engineering services for the energy, process and military industries. On October 23, 2003 the Company acquired additional shares of GSE, bringing its ownership to 58%. GSE will be consolidated into the Company's consolidated financial statements and will no longer be accounted for as an equity investment effective as of that date. The Company recognized equity losses of GSE of $733,000 in 2003 prior to its date of consolidation.

At December 31, 2002 the Company owned approximately 19.5% of GSE and accounted for its investment in GSE using the equity method. Although the Company owned approximately 19.5% of the common stock of GSE as of December 31, 2002, the Company has accounted for its investment in GSE using the equity method of accounting based upon management's conclusion that the Company has significant influence with respect to the operations of GSE. Additionally, pursuant to the extension of the Company's guarantee of GSE debt in March 2003 (see Note 16), the Company received 150,000 shares of GSE common stock.

Information relating to the Company's investment in GSE as of December 31, 2002 is as follows (in thousands):

Number of shares                                              1,159
Carrying amount                                             $ 1,794
Equity loss included in Investment
 and other income, net                                      $(1,210)

Condensed financial information for GSE as of December 31, 2002 and for the years ended December 31, 2002 and 2001 is as follows (in thousands):

                                                     2002             2001
                                                     ----             ----
Current assets                                    $17,202
Non current assets                                 11,692
Current liabilities                                11,166
Non current liabilities                             9,617
Stockholders' equity                                8,111
Revenue  20,220                                    25,509
Gross profit                                        3,560            5,765
Net income (loss)                                  (5,943)             259

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

3.       Investments, marketable securities and notes receivable (Continued)

(c) Valera Pharmaceuticals

Valera is a specialty pharmaceutical company engaged in the development and commercialization of prescription pharmaceuticals principally utilizing Valera's patented Hydron drug delivery technology.

Prior to June 2000, Valera operated as a division of the Company, however, in connection with an offering of the Company's 6% Convertible Subordinated Exchangeable Notes due 2003 (the "Valera Notes"), Valera was incorporated as a separate company and became a wholly-owned subsidiary of the Company. The Valera Notes, at the option of the holders, could have been exchanged for 19.9% of the outstanding common stock of Valera on a fully diluted basis or into shares of the Company's common stock. On April 23, 2003, the Company entered into an agreement with the holders of the Valera Notes to exchange the Valera Notes plus related accrued interest for 554,000 shares of the Company's Common Stock at a conversion rate of $5.00 per share with a fair value of $2,770,000. As a result, in accordance with the provisions of SFAS Statement No. 84, Induced Conversions of Convertible Debt, the Company recorded debt conversion expense, net of approximately $622,000, which is included in selling, general and administrative expenses in 2003.

On December 27, 2001, Valera completed a $7 million private placement of Valera Series A Convertible Preferred Stock (the "Preferred Stock") to certain institutional investors. The Preferred Stock is convertible into Valera's common stock at any time at the option of the holder and participates in dividends with Valera common stock on an as converted basis.

The Company owns 100% of Valera's common stock but no longer has financial and operating control of Valera. As a condition of the private placement, the Company contractually gave up operating control over Valera through an Investors Rights Agreement. Therefore, through December 27, 2001, the operating results of Valera are consolidated within the Consolidated Statements of Operations. However, subsequent to that date the Company accounts for its investment in Valera under the equity method. Due to Valera's operating losses in 2002 the Company's investment in Valera as of December 31, 2002 was written down to zero.

In the second quarter of 2003, Valera completed a $12 million private placement offering. As part of such transaction, the Company was granted an option (the "Valera Option") until March 31, 2004 (which the Company did not exercise) to purchase up to $5 million of Series B preferred stock at the offering price of $.72 per share. The Company valued the Valera Option using the Black-Scholes model and recorded approximately $500,000 of income, which is included in Investments and other income (loss) net. The Valera Option was written down to zero in the quarter ended September 30, 2003 due to the recognition of the

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

3.       Investments, marketable securities and notes receivable (Continued)

Company's share of Valera's equity loss. Assuming conversion of all of the outstanding shares of Series A and Series B convertible preferred stock and exercise of options for the total number of Valera common shares reserved for Valera's employee stock option plans, the Company would own approximately 25% of Valera.

Marketable securities

At December 31, 2003 and 2002, Marketable securities were comprised of the following (in thousands):
                                                 2003                2002
                                                 ----                ----
Millennium Cell Inc.                             $3,570              $5,552
Hemispherx Biopharma, Inc.                          361                   0
Other                                                 0                  45
                                                 ------              ------
                                                 $3,931              $5,597
                                                 ======              ======

         (a) Millennium Cell Inc.

Millennium Cell Inc. ("Millennium") is a publicly traded emerging technology company engaged in the business of developing innovative fuel systems for the safe storage, transportation and generation of hydrogen for use as an energy source. As of December 31, 2003 and 2002, the Company had a 4% and 8% ownership interest, respectively, in Millennium, representing approximately 1,532,000 and 2,325,000 shares, including approximately 340,000 and 349,000 shares of common stock subject to options which were granted to the Company's employees to acquire Millennium shares from the Company's holdings.

In 2001, the Company sold 861,500 shares of Millennium classified as trading securities for proceeds of $9,141,440. In addition, the Company sold approximately 1,220,000 shares from available for sale securities for $5,482,216. For the year ended December 31, 2001, the Company has recognized a net gain of $4,294,000, which is included in gain on marketable securities, net. The approximately 3,703,000 shares remaining were classified as available for sale securities. At December 31, 2001, these shares had a fair value of approximately $19,341,000.

In 2002, the Company sold approximately 1,286,000 shares for $3,833,000. For the year ended December 31, 2002, the Company has recognized a net gain of $2,267,000 which is included in gain on marketable securities, net. The approximately 2,325,000 shares remaining at December 31, 2002 had a fair value of approximately $5,552,000.

In 2003, the Company sold approximately 783,000 shares for $1,648,000. For the year ended December 31, 2003, the Company has recognized a net gain of $704,000

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

3.       Investments, marketable securities and notes receivable (Continued)

which is included in gain on marketable securities, net. The approximately 1,532,000 shares remaining at December 31, 2003 had a fair value of approximately $3,570,000.

On February 11, 2000, the Company granted options to certain of its employees pursuant to the GP Strategies Corporation Millennium Cell, LLC Option Plan (the "Millennium Option Plan") to purchase an aggregate of approximately 547,000 of its shares of Millennium common stock, of which there are currently approximately 340,000 options outstanding. These options vested over either a one year or two year period and expire on June 30, 2004, as amended. The options in the Millennium Option Plan were fully vested as of December 31, 2002. The Company may receive approximately $500,000 (of which approximately $189,000 was received in 2001, 2002 and 2003) upon exercise of all options pursuant to the Millennium Option Plan. The Company recorded a liability to employees of $650,000 and $767,000 at December 31, 2003 and December 31, 2002, respectively. These amounts are included in accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets.

The Company recorded a non-cash compensation credit of $150,000, $1,211,000 and $2,370,000 for the years ended December 31, 2003, 2002, and 2001, respectively, which is included in selling, general and administrative expenses in the accompanying Consolidated Statement of Operations.

Information relating to the Company's investment in Millennium is as follows at December 31, 2003 and 2002 (in thousands):

---------- ----------------------------------------------------------- ----------------- ------------------
                                                                       2003              2002
---------- ----------------------------------------------------------- ----------------- ------------------
---------- ----------------------------------------------------------- ----------------- ------------------
           Number of shares                                            1,532             2,325
           Available-for-sale equity securities, at market             $3,570            $5,552
---------- ----------------------------------------------------------- ----------------- ------------------


The gross unrealized holding gains (losses) and fair value for available-for-sale securities (primarily Millennium Cell) were as follows (in thousands):


                                                          Gross Unrealized Holding
Available-for-sale equity securities:          Cost        Gains       Losses          Fair Value
                                               ----        -----       ------          ----------
December 31, 2003                          $ 1,957        $  1,613                      $   3,570
December 31, 2002                          $ 2,917        $  2,680                      $   5,597
December 31, 2001                          $ 4,633        $14,810                       $ 19,443
----------------------------------------------------------------------------------------------------

Differences between cost and market, net of taxes, of $984,000, $1,609,000, and $9,021,000 at December 31, 2003, 2002 and 2001, respectively, were credited to a separate component of stockholders' equity called accumulated other comprehensive income (loss).

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

3.       Investments, marketable securities and notes receivable (Continued)

(b)      Interferon Sciences, Inc. ("ISI") and Hemispherx Biopharma Inc.

ISI is a biopharmaceutical company in which the Company owned 181,201 shares at December 31, 2002 with a market value of $9,000. In an agreement dated March 25, 1999, the Company agreed to lend ISI $500,000 (the "ISI Debt"). ISI issued the Company 500,000 shares of ISI common stock and a five-year warrant to purchase 500,000 shares of ISI common stock at a price of $1 per share as a loan origination fee. Pursuant to the agreement, as amended, ISI issued a Note due March 15, 2002, to the Company for $500,000 of which approximately $300,000 plus accrued interest receivable was outstanding as of December 31, 2002, which was included in accounts and other receivables on the Consolidated Balance Sheets.

In March 2003, the Company and ISI entered into an agreement whereby the Company agreed to receive shares of common stock of Hemispherx Biopharma Inc. ("HEB") with a market value of $425,000 (the "Guaranteed Shares") in full settlement of all of ISI's debt obligations. The agreement obligated HEB to register the Guaranteed Shares, set limits on the amount of shares the Company could sell and required HEB to pay the Company an amount equal to the number of Guaranteed Shares remaining unsold on September 11, 2005 multiplied by $1.59. The Guaranteed Shares were registered by HEB in the fourth quarter of 2003. The Company received 268,000 shares of HEB from ISI and subsequently sold 108,000 of the shares during the fourth quarter of 2003 for $249,000. For the year ended December 31, 2003, the Company has recognized a net gain of $142,000 on the sale of these shares, which is included in gain on marketable securities, net. The approximately 160,000 shares remaining are classified as trading securities at December 31, 2003. These shares had a fair value of approximately $361,000 and were sold in the first quarter of 2004.

4.       Acquisitions

(a)      Five Star Products, Inc.

          Five Star was previously a 47.3% investment of the Company accounted for under the equity method and was indebted to the Company for a Unsecured 8% Note ("the Five Star Note") due June 30, 2005, as amended, which amounted to $4,500,000 as of December 31, 2002. On June 20, 2003, the Company entered into an Agreement of Subordination and Assignments (the "Subordination Agreement") with Five Star that amended the amount of annual repayment of principal on the Five Star Note. Future repayments of the Five Star Note are contingent on the operating results of Five Star, subject to certain limitations as defined in the Subordination Agreement. Pursuant to the provisions of the Subordination Agreement, in June 2003 and July 2003 the Company received partial repayments from Five Star in the amount of $500,000 each, reducing the outstanding principal amount of the Five Star Note from $4,500,000 to $3,500,000. On October 8, 2003 the Company converted an additional $500,000 principal amount of the

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

4.       Acquisitions (Continued)

Five Star Note into 2,000,000 shares of Five Star common stock (the "Five Star Acquisition") increasing the Company's investment in Five Star to 54%. In December 2003 the Company received a partial repayment from Five Star in the amount of $200,000, reducing the outstanding principal amount of the Five Star Note from $3,000,000 to $2,800,000.

In consideration for the Company agreeing to convert at a conversion price of $0.25 per share, Five Star agreed to terminate the voting agreement between the Company and Five Star. The voting agreement, which by its terms would in any event have terminated on June 30, 2004, provided that the Company (i) would vote its Five Star common stock so that not more than 50% of the members of the Five Star board of directors would be officers or directors of the Company and (ii) would vote on matters other than the election of directors in the same proportion as the other Five Star stockholders.

The Five Star Acquisition, which was approved by a Special Committee of the Five Star board of directors comprised of an independent non-management director who is unaffiliated with the Company, increased the Company's ownership in Five Star from approximately 47.3% to approximately 54% of the outstanding Five Star common stock. The Five Star Acquisition occurred because the Company believed that the common stock of Five Star represented an attractive investment opportunity based on its valuation at that time. Subsequent to the Five Star Acquisition, Five Star will be consolidated into the Company's consolidated financial statements. Five Star comprises the Company's new Home Improvement Distribution Segment.

The acquisition was accounted for as a purchase transaction in accordance with SFAS No. 141, and accordingly, the net assets acquired were recorded at their fair value at the date of the acquisition. The excess of the net assets acquired over the purchase price was recorded as a reduction to property, plant and equipment to reflect the allocation of negative goodwill arising in purchase accounting.

The components of the net assets acquired were as follows (in thousands):

Accounts receivable                                       $13,267
Inventory                                                 20,222
Property, plant & equipment and other assets              1,529
--------------------------------------------------------- -------------
Total assets                                              35,018
--------------------------------------------------------- -------------
Short term borrowings                                     17,616
Accounts payable and accrued expenses                     10,063
Debt to GP Strategies                                     3,000
--------------------------------------------------------- -------------
--------------------------------------------------------- -------------
Total liabilities assumed                                 30,679
--------------------------------------------------------- -------------
--------------------------------------------------------- -------------
Five Star net assets as of October 8, 2003                4,339
--------------------------------------------------------- -------------

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

4.       Acquisitions (Continued)

On February 6, 2004 Five Star announced that it would repurchase up to 5,000,000 shares, or approximately 30% of its common stock currently outstanding, through a tender offer for the shares at $0.21 per share, originally set to expire on March 16, 2004. On March 17, 2004 Five Star announced that it had increased the price it was offering to pay for the shares in the tender offer to $0.25 per share and extended the offer to March 31, 2004. Based on the final tabulation by the depositary for the tender offer, approximately 2,648,000 shares of common stock were tendered and acquired by Five Star. The effect of the tender offer was to increase the Company's ownership in Five Star to approximately 64%.

If the Company increases its ownership to at least 80% of Five Star's common stock, Five Star would become, for federal tax purposes, part of the affiliated group of which the Company is the common parent As a member of such affiliated group, Five Star would be included in the Company's consolidated federal income tax returns, Five Star's income or loss would be included as part of the income or loss of the affiliated group and any of Five Star's income so included might be offset by the consolidated net operating losses, if any, of the affiliated group. As part of this agreement, Five Star has agreed to enter into a tax sharing agreement with the Company pursuant to which Five Star will make tax sharing payments to the Company once Five Star becomes a member of the consolidated group equal to 80% of the amount of taxes Five Star would pay if Five Star were to file separate consolidated tax returns but did not pay as a result of being included in the Company affiliated group. If the Company completes the spin-off of certain of its assets, including a majority interest in Five Star into NPDC (See Note 1), the foregoing agreement would be assigned by the Company to NPDC.

(b)      GSE Systems Inc.

On October 23 2003, the Company purchased from ManTech International ("ManTech") 3,426,699 shares of common stock of GSE and a GSE Subordinated Note in the outstanding principal amount of $650,000, which the Company immediately converted into 418,653 shares of common stock of GSE. This transaction (the "GSE Acquisition") increased the Company's ownership of the common stock of GSE from approximately 22% to approximately 58%. Simultaneously with the closing of the GSE Acquisition, three directors nominated by the Company were added to the GSE board of directors. GSE was previously an investment of the Company accounted for under the equity method. Subsequent to the GSE Acquisition, GSE is consolidated into the Company's consolidated financial statements and comprises the Company's new Simulation Segment. The GSE Acquisition was carried out in order to allow the Company to work together with GSE to expand GSE's simulation technology to the power, military and homeland defense markets that are currently served by General Physics.

The consideration paid to ManTech by the Company consisted of a five-year 5% note of $5,250,955 (the "ManTech Note") due in full in October 2008. Each year

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

4.       Acquisitions (Continued)

during the term of the ManTech Note, ManTech will have the option to convert up to 20% of the original principal amount of the note into common stock of the Company at the then market price of Company's common stock, but only in the event that Company's common stock is trading at $10 per share or more. In the event that less than 20% of the principal amount of the note is not converted in any year, such amount not converted will be eligible for conversion in each subsequent year until converted or until the note is repaid in cash. As part of the GSE Acquisition, the Company and ManTech entered into a five-year Teaming Agreement pursuant to which ManTech and the Company will work together to give the Company the opportunity to provide training services to ManTech's customers.

On January 1, 2004, GSE entered into a Management Services Agreement with the Company in which the Company agreed to provide corporate support services to GSE, including accounting, finance, human resources, legal, network support and tax. In addition, GSE will use General Physics' financial system. GSE will pay an annual fee to General Physics of $685,000. The term of the agreement is one year, subject to earlier termination only upon the mutual consent of the parties to the agreement. The agreement can be renewed for successive one-year terms.

The acquisition was accounted for as a purchase transaction in accordance with SFAS No. 141, and accordingly, the net assets acquired were recorded at their fair value at the date of the acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. Goodwill associated with this acquisition will be deductible for tax purposes.

The components of the net assets acquired were as follows (in thousands):


         Cash                                                          $2,847
         Accounts receivable and unbilled receivables                   6,587
         Intangible assets                                              2,684
         Property, plant & equipment and other assets                   2,444
         -------------------------------------------------------------- --------
         Total assets                                                   14,562
         -------------------------------------------------------------- --------
         -------------------------------------------------------------- --------
         Accounts payable, accrued expenses and other liabilities       5,303
         Billings in excess of revenue earned                           3,528
         -------------------------------------------------------------- --------
         Total liabilities assumed                                      8,831
         -------------------------------------------------------------- --------
         -------------------------------------------------------------- --------
         GSE net assets as of October 23, 2003                         $5,731
         -------------------------------------------------------------- --------

The following table represents the Company's pro forma consolidated statements of operations for the years ended December 31, 2003 and 2002, as if the Five Star and GSE Acquisitions had been completed at the beginning of each period. The pro forma information is presented for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

4.       Acquisitions (Continued)

actually been made at such date, nor is it necessarily indicative of future operating results (in thousands, except per share data):

   ------------------------------------------------- ----------- -------------
   Years ended December 31,                              2003        2002
   ------------------------------------------------- ----------- -------------
   ------------------------------------------------- ----------- -------------
   Sales                                             $262,692    $266,527
   Loss before minority interests                      (9,522)     (8,405)
   Minority interests                                   1,207       2,316
   Net loss                                          $ (8,315)   $ (6,089)
   Net loss per share
   Basic and diluted                                 $   (.49)   $   (.40)
   ------------------------------------------------- ----------- -------------

5.       Property, plant and equipment

Property, plant and equipment consists of the following (in thousands):

December 31,                                          2003             2002
----------------------------------------------------- ---------------- ---------
----------------------------------------------------- ---------------- ---------
Land                                                  $  915         $    915
Buildings and improvements                             3,561            3,525
Machinery and equipment                               14,534           11,884
Furniture and fixtures                                 8,583            6,300
Leasehold improvements                                 2,072            2,649
----------------------------------------------------- ---------------- ---------
----------------------------------------------------- ---------------- ---------
                                                      29,665           25,273
Accumulated depreciation and amortization            (20,671)         (16,974)
----------------------------------------------------- ---------------- ---------
----------------------------------------------------- ---------------- ---------
                                                     $ 8,994          $ 8,299
----------------------------------------------------- ---------------- ---------

During 2003 the Company wrote off certain fully depreciated assets of approximately $3,663,000. During 2002 the Company wrote off certain fully depreciated assets as a result of its General Physics and Corporate office relocations of approximately $5,100,000.

6.       Short-term borrowings

         General Physics

On August 13, 2003, General Physics, General Physics's subsidiary, Skillright, Inc., and MXL, entered into a two-year $25 million Financing and Security Agreement (the "Credit Agreement") with a new bank, the proceeds of which were used to repay the Company's existing credit facility. The Credit Agreement is secured by certain assets of General Physics and certain of the accounts receivable of MXL. The Credit Agreement also provides for an unsecured guaranty from the Company. MXL provided a limited guaranty of the Credit Agreement up to the value of its accounts receivable collateral securing the Credit Agreement.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

At General Physics's option,


6.       Short-term borrowings (Continued)

At General Physics'option, upon prior written notice to the lender, MXL's accounts receivables can be eliminated from the borrowing base under the Credit Agreement, provided that General Physics makes a prepayment under the Credit Agreement, if necessary, to eliminate a borrowing base deficiency, if any. At such point, all obligations of MXL relating to the Credit Agreement shall terminate and MXL's limited guaranty of the Credit Agreement shall be void. In March 2004 the Company eliminated MXL's accounts receivable from the borrowing base, which would have had the effect as of December 31, 2003 of reducing the borrowing base by $453,000. At the same time, the Credit Agreement was also amended to include GSE.

The interest rate on the Credit Agreement is at Eurodollar plus 3.00%, (which as of December 31, 2003 is approximately 4.1%). Based upon the financial performance of GP, the interest rate can be reduced. The Credit Agreement contains covenants with respect to GP's minimum tangible net worth, leverage ratio, interest coverage ratio and its ability to make capital expenditures. The Credit Agreement also contains certain restrictive covenants including a prohibition on future acquisitions (except for the Five Star Acquisition), incurrence of debt and the payment of dividends. The Company received a waiver under the Credit Agreement with respect to the GSE Acquisition. GP is currently restricted from paying dividends or management fees to the Company in excess of $1,000,000 in any fiscal year. GP is also subject to certain restrictive covenants including limitations on future acquisitions. GP was in compliance with all loan covenants under the Credit Agreement as of December 31, 2003.

The Company wrote off $860,000 of deferred financing costs due to the early termination of its previous credit agreement. This expense is included in interest expense for year ended December 31, 2003.

As of December 31, 2003, the amount outstanding under the Credit Agreement is approximately $9,527,000, and approximately $7,225,000 was available to be borrowed under the Credit Agreement.

Five Star

         On June 20, 2003 Five Star obtained a new Loan and Security Agreement (the "Loan Agreement") with Fleet Capital Corporation. The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement provides for a $25,000,000 revolving credit facility, which allows Five Star to borrow based upon a formula of eligible inventory and eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement are LIBOR plus a credit spread for borrowings not to exceed $15,000,000 and the prime rate plus a credit spread for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

6.       Short-term borrowings (Continued)

Star achieves and maintains certain performance benchmarks. At December 31, 2003, approximately $16,685,000 was outstanding under the Loan Agreement and approximately $480,000 was available to be borrowed.

In connection with the Loan Agreement, Five Star also entered into a derivative transaction with Fleet National Bank on June 20, 2003. The derivative transaction is an interest rate swap which has been designated as a cash flow hedge. Effective July 1, 2004 through June 30, 2008, Five Star will pay a fixed interest rate of 3.38% to Fleet National Bank on notional principal of $12,000,000. In return, Fleet National Bank will pay to Five Star a floating rate, namely, LIBOR, on the same notional principal amount. The credit spread under the Loan Agreement is not included in and will be paid in addition to this fixed interest rate of 3.38%.

GSE
         GSE previously had a $1.5 million bank line of credit. The credit facility provided for borrowings to support working capital needs and foreign letters of credit. The line was collateralized by substantially all of GSE's assets. The interest rate on this line of credit was based on the bank's prime rate plus 1.00% (5.00% as of December 31, 2003), with interest only payments due monthly. At December 31, 2003, GSE's available borrowing base was $1.5 million, none of which had been utilized. On March 23, 2000, the Company agreed to guarantee up to $1,800,000 of GSE credit facility, through May 31, 2004, as extended.

         GSE's current credit facility was scheduled to expire on May 31, 2004; however on March 30, 2004, GSE was added as an additional borrower under the General Physics Credit Agreement. Under the terms of the Credit Agreement, as amended, $1,500,000 of General Physics' Credit Agreement has been allocated for use by GSE as well as certain covenants specific to GSE. The Credit Agreement was amended to provide for additional collateral consisting of substantially all of the GSE's assets, as well as certain covenants specific to GSE. It provides for borrowings by GSE up to 80% of eligible accounts receivable and 80% of eligible unbilled receivables, up to a maximum of $1,500,000. The interest rate is based upon the LIBOR Market Index Rate plus 3%, with interest only payments due monthly. The Company agreed to guarantee GSE's borrowings under the Credit Agreement, as amended, in consideration for a fee pursuant to the Management Services Agreement.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

7.       Accounts payable and accrued expenses

Accounts payable and accrued expenses are comprised of the following (in thousands):

----------------------------------------------------- --------------- ----------
December 31,                                          2003            2002
----------------------------------------------------- --------------- ----------
----------------------------------------------------- --------------- ----------
Accounts payable                                      $22,795         $  6,324
Payroll and related costs                             6,324           4,617
Restructuring reserve                                 72              221
Other                                                 8,916           6,390
----------------------------------------------------- --------------- ----------
----------------------------------------------------- --------------- ----------
                                                      $38,107         $17,552
----------------------------------------------------- --------------- ----------

8.       Long term debt

Long-term debt is comprised of the following (in thousands):

------------------------------------------------------ -------------------------
December 31,                                            2002          2001
------------------------------------------------------ -------------------------
------------------------------------------------------ -------------------------

6% conditional subordinated notes due 2008 (a)         $7,500         -
ManTech Note (b)                                       5,251          -
Mortgage on MXL Pennsylvania facility (c)              1,405          $1,505
Mortgage on MXL Illinois facility (d)                  1,185          1,212
Senior subordinated debentures                         423            558
6% convertible exchangeable notes (e)                                 2,640
AOtec Debt (f)                                         922            -
Other (g)                                              437            997
------------------------------------------------------ -------------------------
------------------------------------------------------ -------------------------
                                                       17,123         6,912
------------------------------------------------------ -------------------------
------------------------------------------------------ -------------------------
Less warrant related discount, net of accretion        (2,262)        -
------------------------------------------------------ -------------------------
------------------------------------------------------ -------------------------
                                                       14,861         6,912
Less current maturities                                (1,112)        (3,610)
------------------------------------------------------ -------------------------
------------------------------------------------------ -------------------------
                                                       $13,749        $3,302
------------------------------------------------------ -------------------------

(a) Pursuant to a Note and Warrant Purchase Agreement dated August 8, 2003, the Company issued and sold to four Gabelli funds $7,500,000 aggregate principal amount of 6% Conditional Subordinated Notes due 2008 (the "Gabelli Notes") and 937,500 warrants ("GP Warrants"), each entitling the holder thereof to purchase (subject to adjustment) one share of the Company's common stock. The aggregate purchase price for the Gabelli Notes and GP Warrants was $7,500,000.

The Gabelli Notes bear interest at 6% per annum payable semi-annually commencing on December 31, 2003, and mature in August 2008. The Gabelli Notes are secured by a mortgage on the Company's property located in Pawling, New York. In the event that the spin-off does not occur, the Company may be required to redeem

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

8.       Long term debt (Continued)

the Gabelli Notes by April 2005. In addition, at any time that less than $1,875,000 principal amount of Notes are outstanding, the Company may defease the obligations secured by the mortgage and obtain a release of the mortgage by depositing with an agent for the Noteholders, bonds or government securities with an investment grade rating by a nationally recognized rating agency which, without reinvestment, will provide cash on the maturity date of the Gabelli Notes in an amount not less than the outstanding principal amount of the Gabelli Notes.

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

This amount is being accreted as additional interest expense using the effective interest rate over the term of the Gabelli Notes. The Gabelli Notes have a yield to maturity of 15.436% based on the discounted value. Accretion charged as non-cash interest expense was approximately $127,000 during 2003.

The GP Warrants were accounted for as a liability of the Company until the shares of the Company's common stock issuable on exercise of the GP Warrants were registered, which occurred on December 8, 2003, at which time the liability was reclassified to additional paid in capital at its then fair market value of $953,000. The changes in the fair market value of the GP Warrants were marked to market through December 8, 2003 with the adjustment shown as other income in the consolidated statement of operations. The Company recognized a gain of $1,436,000 in its December 8, 2003 valuation adjustment of the liability relating to the GP Warrants using the Black-Scholes model.

The Note and Warrant Purchase Agreement provides that, on completion of the Distribution described in Note 1, NPDC will issue warrants ("NPDC Warrants") to the holders of the GP Warrants. The NPDC Warrants will entitle the holders to purchase, in the aggregate, a number of shares of NPDC common stock equal to 8% of the number of shares outstanding at completion of the spin-off, subject to reduction for any GP Warrants exercised prior to the spin-off. The NPDC Warrants will be allocated to the holders of the GP Warrants on a pro-rata basis, on the respective number of GP Warrants held by them on such date.

In connection with the Distribution, the Company intends to contribute the Pawling property, subject to the mortgage, to MXL. MXL will assume the mortgage, but without liability for repayment of the Gabelli Notes or any other obligations of the Company under the Note and Warrant Purchase Agreement (other than foreclosure on such property). If there is a foreclosure on the mortgage for payment of the Gabelli Notes, the Company has agreed to indemnify MXL for loss of the value of the property.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

8.       Long term debt (Continued)

 (b)On October 23, 2003 in connection with the GSE Acquisition the Company issued a five-year 5% note due in full on October 21, 2008 in the principal amount of $5,250,955 to ManTech International. Interest is payable quarterly. Each year during the term of the note, the holder of the note will have the option to convert up to 20% of the original principal amount of the note into common stock of GP Strategies at the then market price of GP Strategies' common stock, but only in the event that GP Strategies' common stock is trading at $10 per share or more. In the event that less than 20% of the principal amount of the note is not converted in any year, such amount not converted will be eligible for conversion in each subsequent year until converted or until the note is repaid in cash.

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

(e) On April 23, 2003, the Company entered into an agreement (the "Exchange Agreement") with the Holders of the 6% Convertible Exchangeable Notes due June 30, 2003 (the "Valera Notes") to exchange the Valera Notes plus related accrued interest for 554,000 shares of the Company's Common Stock with a fair value of $2,770,000. The original agreement provided that the Valera Notes, at the option of the Holders, could be exchanged for 19.9% of the outstanding capital stock of Valera, or into shares of the Company's Common Stock at a conversion rate of $5.00 per share. As a result, in accordance with the provisions of SFAS Statement No. 84, Induced Conversions of Convertible Debt, the Company recorded debt conversion expense, net of approximately $622,000, which is included in selling, general and administrative expenses.

(f) On September 15, 2003, MXL purchased machinery, equipment and inventory from AOtec LLC ("AOtec"), for $1,100,000, subject to adjustment. In connection with this purchase, the Company valued the machinery and equipment at approximately $900,000, the inventory at approximately $300,000 and recorded accrued expenses of $100,000. MXL paid $100,000 of the purchase price in cash and issued three notes, in the amount of $450,000, $275,000 and $275,000 each, due October 1, 2003, August 5, 2004 and August 5, 2005, respectively (collectively, the "AOtec Notes"). The AOtec Notes bear interest on the unpaid principal amount at the

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

8. Long term debt (Continued)

rate of 4% per annum. On October 1, 2003, MXL borrowed $700,000 from a bank (the "AOtec Debt") to finance the purchase price and used the proceeds to pay the $450,000 note. The AOtec Debt is payable monthly for three years and is secured by the machinery and equipment purchased from AOtec. The Company guaranteed the AOtec Debt.

(g) Represents primarily capital lease obligations for equipment.

Aggregate annual maturities of long-term debt at December 31, 2003 are as follows (in thousands):

       2004                                $ 1,112
       2005                                    467
       2006                                  1,719
       2007                                    100
       2008                                 12,851
 Thereafter                                    874

 ----------------------------------- -----------------------------------

9.             Employee benefit plans

The Company and its employees maintain a Retirement Savings Plan (the Plan) for employees who have completed at least one month of service. The Plan permits pre-tax contributions to the Plan by participants pursuant to Section 401(k) of the Internal Revenue Code of 1% to 14% of base compensation. The Company matches participants' contributions up to a specific percentage of the first 7% of base compensation contributed for employees who have completed one year of service and may make additional matching contributions at its discretion. In 2003, 2002 and 2001 the Company did not make any discretionary matching contributions. The Company matches participants' contributions in shares of its Common Stock up to 57% of monthly employee salary deferral contributions. In 2003, 2002 and 2001 the Company contributed 188,317 shares, 270,000 shares and 291,185 shares of the Company's common stock directly to the Plan with a value of approximately $1,053,000, $1,058,000 and $1,151,000, respectively.

GSE Employee Benefit Plan

GSE has a qualified defined contribution plan that covers substantially all its U.S. employees under Section 401(k) of the Internal Revenue Code. Under this plan, GSE stipulated basic contribution matches a portion of the participants' contributions based upon a defined schedule. GSE's contributions to the plan were approximately $12,000 from October 23, 2003 to December 31, 2003.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

9.             Employee benefit plans (Continued)

Five Star Employee Benefit Plan

Five Star maintains a 401(k) Savings Plan for employees who have completed one year of service. The Savings Plan permits pre-tax contributions to the plan of 2% to 50% of compensation by participants pursuant to Section 401(k) of the Internal Revenue Code. Five Star matches 40% of the participants' first 6% of compensation contributed, not to exceed an amount equivalent to 2.4% of that participant's compensation. Five Star's contribution to the plan was approximately $31,000 from October 8, 2003 to December 31, 2003.

10.      Income taxes

The components of income tax expense (benefit) are as follows (in thousands):

--------------------------------------------- --------------- ---------- -------
Years ended December 31,                      2003            2002       2001
--------------------------------------------- --------------- ---------- -------
--------------------------------------------- --------------- ---------- -------
Current
Federal                                       $  39
State and local                               399             $  370     $  537
 Foreign                                      693             361        186
--------------------------------------------- --------------- ---------- -------
--------------------------------------------- --------------- ---------- -------
Total current                                 1,131           731        723
--------------------------------------------- --------------- ---------- -------
--------------------------------------------- --------------- ---------- -------
Deferred
Federal                                       -               (1,420)    1,392
State and local                               -               (130)      400
Foreign                                       (245)
--------------------------------------------- --------------- ---------- -------
--------------------------------------------- --------------- ---------- -------
Total deferred                                (245)           (1,550)    1,792
--------------------------------------------- --------------- ---------- -------
--------------------------------------------- --------------- ---------- -------
Total income tax expense (benefit)            $886            $ (819)    $2,515
--------------------------------------------- --------------- ---------- -------

The deferred expense (benefit) excludes activity in the net deferred tax assets relating to tax on appreciation (depreciation) in available-for-sale securities, which is recorded directly to stockholders' equity.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

10.            Income taxes (Continued)

The difference between the expense (benefit) for income taxes computed at the statutory rate and the reported amount of tax expense (benefit) is as follows:


----------------------------------------------------------------------- -------------- --------------- ---------------
December 31,                                                            2003           2002            2001
----------------------------------------------------------------------- -------------- --------------- ---------------
----------------------------------------------------------------------- -------------- --------------- ---------------
Federal income tax rate                                                 (35.0%)        (35.0%)         35.0%
Foreign, State and local taxes net of Federal benefit                   5.5            6.8             32.6
Taxes of subsidiaries that are not consolidated
 for tax purposes                                                       1.8
Items not deductible - primarily meals
 and entertainment                                                      6.2            3.0             23.8
Valuation allowance adjustment                                          28.1                           (6.9)
Net losses from foreign operations for which
 no tax benefit has been provided                                       0.7            1.7             41.2
Tax effect recorded in stockholders' equity for
 sale of available-for sale-securities                                  4.4            9.2             32.0
Other                                                                   0.2            0.8             2.5
----------------------------------------------------------------------- -------------- --------------- ---------------
----------------------------------------------------------------------- -------------- --------------- ---------------
Effective tax rate expense (benefit)                                    11.9%          (13.5%)         160.2%
----------------------------------------------------------------------- -------------- --------------- ---------------


In 2003, the Company recorded income tax expense of $886,000. The current income tax provision of $1,131,000 represents estimated federal taxes of $39,000, state taxes of $399,000, and foreign taxes of $693,000. The deferred income tax benefit of $245,000 represents a benefit for the future utilization of a portion of the Company's foreign net operating loss.

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

The Company had an effective tax rate of 11.9% for the year ended December 31, 2003. This rate was primarily due to certain nondeductible items, an increase in the valuation allowance for domestic net operating losses for which no tax benefit has been provided, and the tax treatment for financial statement purposes of the sale by the Company in 2003 of certain shares of available-for-sale securities accounted for pursuant to SFAS No.115 "Accounting for Certain Investments in Debt and Equity Securities."

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

10.      Income taxes (Continued)

The Company had an effective tax rate of 14% for the year ended December 31, 2002. This rate was primarily due to certain nondeductible items, net losses from foreign operations for which no tax benefit has been provided, and the tax treatment for financial statement purposes of the sale by the Company in 2002 of certain shares of available-for-sale securities accounted for pursuant to SFAS No.115.

The Company had an effective tax rate of 160% for the year ended December 31, 2001. This rate was primarily due to the tax treatment for financial statement purposes of the sale by the Company in 2001 of certain shares of available-for-sale securities accounted for pursuant to SFAS No.115.

As of December 31, 2003, the Company has approximately $30,778,000 of Federal net operating loss carryforwards. These carryforwards expire in the years 2005 through 2023. Foreign net operating losses at December 31, 2003 were approximately $35,825,000. In addition, the Company has approximately $972,000 of available credit carryovers which may be carried over indefinitely.

The tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities that are included in the net deferred tax (liability) asset are summarized as follows (in thousands):

----------------------------------------------------------------------- -------------------- ---------------------
December 31,                                                            2003                 2002
----------------------------------------------------------------------- -------------------- ---------------------
----------------------------------------------------------------------- -------------------- ---------------------
Deferred tax assets:
Allowance for doubtful accounts                                         $ 405                $    337
Accrued liabilities                                                     1,706                883
Net Federal and Foreign operating loss carryforwards                    22,751               20,221
Tax credit carryforwards                                                972                  987
Restructuring reserves                                                  460                  484
Tax benefits of subsidiaries  not consolidated for tax
 purposes                                                               227
Investment in partially owned companies                                 128
----------------------------------------------------------------------- -------------------- ---------------------
----------------------------------------------------------------------- -------------------- ---------------------
Deferred tax assets                                                     26,649               22,912
----------------------------------------------------------------------- -------------------- ---------------------
----------------------------------------------------------------------- -------------------- ---------------------
Deferred tax liabilities:
Property and equipment, principally due to
 difference in depreciation and amortization                            2,375                1,049
Investment in partially owned companies                                                      556
----------------------------------------------------------------------- -------------------- ---------------------
----------------------------------------------------------------------- -------------------- ---------------------
Deferred tax liabilities                                                2,375                1,605
----------------------------------------------------------------------- -------------------- ---------------------
----------------------------------------------------------------------- -------------------- ---------------------
Net deferred tax assets                                                 24,274               21,307
Less valuation allowance                                                (12,586)             (10,461)
----------------------------------------------------------------------- -------------------- ---------------------
----------------------------------------------------------------------- -------------------- ---------------------
Net deferred tax asset                                                  $11,688              $10,846
----------------------------------------------------------------------- -------------------- ---------------------


                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

10.      Income taxes (Continued)

In 2003 the valuation allowance increased by $2,125,000 attributable primarily to domestic net operating losses for the year ended December 31, 2003 for which no tax benefit has been provided. In 2002, the valuation allowance decreased by $404,000 attributable primarily to the expiration of tax credit carryforwards.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon these factors, management believes it is more likely than not that the Company will realize the benefits of deferred tax assets, net of the valuation allowance. The valuation allowance relates to both foreign and domestic net operating loss carryforwards for which the Company does not believe the benefits will be realized. As of December 31, 2003, the Company has recorded a net deferred tax asset of $11,688,000.

11.      Comprehensive income (loss)


The following are the components of comprehensive income (loss) (in thousands):
                                                                        Year ended December 31,
                                                           --------------------------------------------------------
                                                           ------------------ ------------------ ------------------
                                                           2003               2002               2001
                                                           ----               ----               ----
Net loss                                                   $(8,276)           $(5,228)           $(945)
Other comprehensive (loss) income,
 before tax:
Net unrealized loss on
 available-for-sale-securities                             (1,067)            (12,130)           (30,802)
Net unrealized gain on interest rate swap                      82
Foreign currency translation adjustment                       139                (492)                24
                                                           ---------          ----------         ----------
Comprehensive loss before tax                                (846)            (11,622)            (31,723)
Income tax benefit related to
 items of other comprehensive income (loss)                   410               4,718              11,905
                                                           ---------          --------           --------
Comprehensive income (loss), net of tax                    $(8,712)           $(13,132)          $(19,818)
                                                           ========           =========          =========

The components of accumulated other comprehensive income are as follows (in thousands):

--------------------------------------------------------- ------------------ ------------------ -------------------
December 31,                                              2003               2002               2001
--------------------------------------------------------- ------------------ ------------------ -------------------
--------------------------------------------------------- ------------------ ------------------ -------------------
Net unrealized gain on
 available-for-sale-securities                            $1,613             $2,680             $14,810
Net unrealized gain on interest rate swap                 82
Foreign currency translation adjustment                    (1,010)           (1,149)                 (657)
                                                          --------           -------            ----------
Accumulated other comprehensive
 income before tax                                        685                1,531              14,153
Accumulated income tax expense related
to items of other comprehensive loss                         (661)           (1,071)             (5,789)
                                                          --------           -------            --------
Accumulated other comprehensive
 income, net of tax                                       $    24            $   460            $ 8,364
                                                          =======            =======            =======


                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

12.      Common Stock, stock options and warrants

(a) On October 29, 2003 the Company's shareholders approved the GP Strategies Corporation's 2003 Incentive Stock Plan (the "2003 Plan"). The 2003 Plan was adopted because only approximately 660,000 shares of the Company's Common Stock were available for grant under the Company's existing Non-Qualified Stock Option Plan (the "Plan"), which the Company believed did not provide sufficient shares for market-competitive grant levels.

The 2003 Plan will permit awards of incentive stock options, nonqualified stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of the Company's Common Stock or Class B Common Stock. The aggregate number of shares of Common Stock or Class B Common Stock available for issuance under the 2003 Plan is 2,000,000, of which not more than 500,000 shares may be shares of Class B Common Stock. As of December 31, 2003 approximately 711,000 shares of the Company's Common Stock were available for grant under the Plan, and 2,000,000 shares of the Company's Common Stock were available for grant under the 2003 Plan.


Under the Plan, employees and certain other parties may be granted options to purchase shares of common stock. Although the Plan permits options to be granted at a price not less than 85% of the fair market value, the Plan options primarily are granted at the fair market value of the common stock at the date of the grant and vest over periods from two to ten years from the date of grant. Shares of common stock may also be reserved for issuance pursuant to other agreements.

Changes in options and warrants outstanding during 2003, 2002 and 2001, and options and warrants exercisable and shares reserved for issuance at December 31, 2003, 2002, and 2001 are as follows:

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

12.      Common Stock, stock options and warrants (Continued)


------------------------------------------- ------------------------------ ---------------- -------------------------
Options and warrants                                 Price Range               Number       Weighted-Average
Outstanding                                           per share               of shares     Exercise Price
------------------------------------------- ------------------------------ ---------------- -------------------------
------------------------------------------- --------------- -------------- ---------------- -------------------------
December 31, 2000                           $3.375 -        24.00          2,505,348        $7.74
------------------------------------------- --------------- -------------- ---------------- -------------------------
------------------------------------------- --------------- -------------- ---------------- -------------------------
Granted                                     3.00 -          4.61           452,000          4.47
Terminated                                  4.61 -          24.00          (166,683)        7.85
------------------------------------------- --------------- -------------- ---------------- -------------------------
------------------------------------------- --------------- -------------- ---------------- -------------------------
December 31, 2001                           3.00 -          15.375         2,790,665        7.37
------------------------------------------- --------------- -------------- ---------------- -------------------------
------------------------------------------- --------------- -------------- ---------------- -------------------------
Granted                                     3.60 -          4.75           845,800          4.13
Exercised                                   3.60 -          4.61           (1,233)          4.08
Terminated                                  3.60 -          14.625         (722,235)        7.87
------------------------------------------- --------------- -------------- ---------------- -------------------------
------------------------------------------- --------------- -------------- ---------------- -------------------------
December 31, 2002                           3.00 -          15.375         2,912,997        6.57
------------------------------------------- --------------- -------------- ---------------- -------------------------
------------------------------------------- --------------- -------------- ---------------- -------------------------
Granted                                     4.90 -          8.00           1,222,250        7.32
Exercised                                   3.00 -          5.1875         (248,983)        3.94
Terminated                                  3.60 -          14.625         (96,367)         6.16
------------------------------------------- --------------- -------------- ---------------- -------------------------
------------------------------------------- --------------- -------------- ---------------- -------------------------
December 31, 2003                           3.00 -          15.375         3,789,897        7.00
------------------------------------------- --------------- -------------- ---------------- -------------------------
Options and warrants exercisable
------------------------------------------- --------------- -------------- ---------------- -------------------------
December 31, 2001                           3.00 -          15.375         2,058,096        7.12
------------------------------------------- --------------- -------------- ---------------- -------------------------
------------------------------------------- --------------- -------------- ---------------- -------------------------
December 31, 2002                           3.00 -          15.375         2,096,199        6.39
------------------------------------------- --------------- -------------- ---------------- -------------------------
------------------------------------------- --------------- -------------- ---------------- -------------------------
December 31, 2003                           $3.00 -         15.375         3,212,922        $6.98
------------------------------------------- --------------- -------------- ---------------- -------------------------
------------------------------------------- --------------- -------------- ---------------- -------------------------
Shares reserved for issuance
December 31, 2001                                                          3,938,303
------------------------------------------- --------------- -------------- ---------------- -------------------------
------------------------------------------- --------------- -------------- ---------------- -------------------------
December 31, 2002                                                          3,937,070
------------------------------------------- --------------- -------------- ---------------- -------------------------
------------------------------------------- --------------- -------------- ---------------- -------------------------
December 31, 2003                                                          4,625,587
------------------------------------------- --------------- -------------- ---------------- -------------------------


At December 31, 2003, the weighted average remaining contractual life of all outstanding options was 4 years.

The following table summarizes information about the Plan's options outstanding at December 31, 2003:



                   Range of                   Number        Weighted Average          Weighted-Average
                Exercise Prices            Outstanding      Years Remaining           Exercise Price
-------- ------------- ----------------- ------------------- ------------------------- ----------------------------
-------- ------------- ----------------  ------------------- ------------------------- ----------------------------
         $  3.00 -     $  7.75             1,625,272               3.71                      $  4.72
         $  7.76 -     $ 10.41               560,000                .71                      $  8.16
          $10.42 -     $ 15.375              367,125               4.21                      $ 14.72
-------- ------------- ---------------- ------------------- ------------------------- ----------------------------
-------- ------------- ---------------- ------------------- ------------------------- ----------------------------
         $  3.00 -     $15.375              2,552,397              3.12                      $  6.91
-------- ------------- ---------------- ------------------- ------------------------- ----------------------------


The Company had no outstanding Class B Common Stock options during fiscal years 2003, 2002 and 2001.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

12.      Common Stock, stock options and warrants (Continued)

The holders of Common Stock are entitled to one vote per share and the holders of Class B Common Stock are entitled to ten votes per share on all matters without distinction between classes, except when approval of a majority of each class is required by statute. The Class B Common Stock is convertible at any time, at the option of the holders of such stock, into shares of common stock on a share-for-share basis. Shares reserved for issuance of common stock were primarily related to options, warrants and the conversion of long-term debt.

The Company reserved 950,000 shares of its Common Stock for issuance upon conversion of Class B Common Stock at December 31, 2000. The Company reserved an additional 300,000 shares for a private placement transaction (see Note 12(c)) bringing the total to 1,250,000 shares reserved for issuance upon conversion of Class B Common Stock at December 31, 2003, 2002 and 2001.

At December 31, 2003, 2002, and 2001, options outstanding included options for 353,623, 353,623 and 239,498 shares, respectively, for certain executive officers.

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

On any date prior to October 19, 2003 during which Bedford Oak was not able to resell the Bedford Underlying Shares pursuant to the registration statement, Bedford Oak had the right to require the Company to purchase all, but not less than all, of the Bedford Class B Shares and the Bedford Underlying Shares then held by Bedford Oak for a purchase price as specified in the Stock Purchase Agreement. The put option obligation expired upon the effectiveness of the registration statement on August 13, 2002 covering the Bedford Underlying Shares.

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

12.      Common Stock, stock options and warrants (Continued)

Pursuant to an agreement dated May 3, 2002, the Company sold 100,000 shares of Common Stock for $350,000 to Marshall Geller (the "Geller Shares"), a director of the Company, in a private placement transaction.

Pursuant to an agreement dated May 3, 2002 ( the "EGI Agreement"), the Company sold to Equity Group Investments, L.L.C. ("EGI") in a private placement transaction 1,000,000 shares of Common Stock (the "EGI Common Shares") for $3,500,000 and 300,000 shares of Class B Common Stock (the "EGI Class B Shares") for $1,260,000. Mark Radzik, a designee of EGI, was elected a director of the Company in July 2002.

Upon the disposition of any of the EGI Class B Shares (other than to an affiliate of EGI or to a transferee approved by the Board who in each case agrees to be bound by the provisions of the EGI Agreement), EGI was required to convert all of the EGI Class B Shares into an equal number of shares of Common Stock (the "EGI Underlying Shares"). Until May 3, 2003, the Company had the right to purchase all, but not less than all, of the EGI Class B Shares then owned by EGI. On April 14, 2003, the Company irrevocably waived its right to exercise such call option with respect to the EGI Class B Shares.

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

(c) In June 2001, the Company entered into an agreement with a financial consulting firm to provide certain services for which the Company, in addition to cash payments, agreed to issue warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $4.60 per share. In connection with the issuance of these warrants, the Company recorded an expense of $750,000 in 2001 for these warrants which is included in selling, general and administrative expense in the Consolidated Statement of Operations. These warrants expire in June 2011.

(d) On February 11, 2000, an affiliate of Andersen, Weinroth & Co., L.P. ("Andersen Weinroth") purchased 200,000 shares of Class B Common Stock for $1,200,000. In addition, a general partner of Andersen Weinroth joined the Board of Directors of the Company. On October 11, 2001, this general partner resigned

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

12. Common Stock, stock options and warrants (Continued)

resigned from the Board of Directors of the Company and converted the 200,000 shares of Class B Common Stock into an equal number of shares of Common Stock.

(e) On August 8, 2003, the Company issued and sold to four Gabelli funds 937,500 GP Warrants, each entitling the holder thereof to purchase (subject to adjustment) one share of the Company's common stock (See Note 8). The GP Warrants have an exercise price of $8.00 per share and are exercisable at any time until August 2008.

(f) GSE long term incentive plan

        During 1995, GSE established the 1995 Long-Term Incentive Stock Option Plan (the "GSE Plan"), which includes all officers, key employees and non-employee members of GSE's Board of Directors. All options to purchase shares of GSE's common stock under the GSE Plan expire seven years from the date of grant and generally become exercisable in three installments with 40% vesting on the first anniversary of the grant date and 30% vesting on each of the second and third anniversaries of the grant date, subject to acceleration under certain circumstances. At December 31, 2003, GSE had 679,644 shares of common stock reserved for future grants under the GSE Plan.


Stock option activity under the GSE Plan is as follows:


------------------------------- --------------------------- --------------- --------------------------
Options                                Price Range          Number              Weighted-Average
Outstanding                             per share           of shares            Exercise Price
------------------------------- --------------------------- --------------- --------------------------
------------------------------- -------------- ------------ --------------- --------------------------
October 23, 2003                $2.00 -        14.750       1,683,876             $4.16
------------------------------- -------------- ------------ --------------- --------------------------
------------------------------- -------------- ------------ --------------- --------------------------
Granted
Exercised
Terminated                      2.00 -         2.800        (27,400)               2.31
------------------------------- -------------- ------------ --------------- --------------------------
------------------------------- -------------- ------------ --------------- --------------------------
December 31, 2003               $2.00 -        14.750       1,656,476              $4.65
------------------------------- -------------- ------------ --------------- --------------------------


The following table summarizes information relating to currently outstanding and exercisable options at December 31, 2003:

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

12.      Common Stock, stock options and warrants (Continued)


                                                 Weighted     Weighted                      Weighted
                                                  Average       Average                       Average
          Range of                Number           Years        Exercise        Number        Exercise
        Exercise Prices         Outstanding      Remaining       Price       Exercisable       Price
----------------------------- ---------------- -------------- ------------- --------------- -------------
------------- --- ----------- ---------------- -------------- ------------- --------------- -------------
$  1.48       -   $  2.95         510,550          4.0           $2.15          393,550         $2.18
$  2.96       -   $  4.43         789,485          2.6            3.67          389,485          3.83
$  4.44       -   $  5.90         200,000          3.1            4.75          200,000          4.75
$  5.91       -   $  7.38          10,000          3.3            6.38           10,000          6.38
$  7.39       -   $  8.85          20,000          3.2            7.50           20,000          7.50
$  8.86       -   $ 11.80             200          2.6           11.25              200         11.25
$ 11.81       -   $ 14.75          26,241          1.7           14.11          126,241         14.11
------------- --- ----------- ---------------- -------------- ------------- --------------- -------------
------------- --- ----------- ---------------- -------------- ------------- --------------- -------------
   Total                        1,656,476          3.0           $4.19         1,139,476        $4.65
------------- --- ----------- ---------------- -------------- ------------- --------------- -------------


(g) Five Star Stock Option plan

On January 1, 1994, Five Star's Board of Directors adopted the Five Star Products, Inc. 1994 Five Star Plan (the "Five Star Plan"), which became effective August 5, 1994. On January 1, 2002, the Board of Directors amended the Five Star Plan increasing the total number of shares of common stock to 4,000,000 shares reserved for issuance, subject to adjustment in the event of stock splits, stock dividends, recapitalizations, reclassifications or other capital adjustments. Unless designated as "incentive stock options" intended to qualify under Section 422 of the Internal Revenue Code, options granted under the Five Star Plan are intended to be nonqualified options. Options may be granted to any director, officer or other key employee of Five Star and its subsidiaries, and to consultants and other individuals providing services to Five Star.

The term of any option granted under the Five Star Plan will not exceed ten years from the date of the grant of the option and, in the case of incentive stock options granted to a 10% or greater holder in the total voting stock of Five Star, three years from the date of grant. The exercise price of any option will not be less than the fair market value of the Common Stock on the date of grant or, in the case of incentive stock options granted to a 10% or greater holder in the total voting stock, 110% of such fair market value.

Options granted vest 20% on date of grant with the balance vesting in equal annual installments over four years.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

12.      Common Stock, stock options and warrants (Continued)


         Activity relating to stock options granted by Five Star:

  ------------------------------------- ------------------- -------------------
  Options Outstanding                   Number of              Weighted Average
                                        Shares                  Exercise Price
  ------------------------------------- ------------------- -------------------
  ------------------------------------- ------------------- -------------------
  October 8, 2003                       1,530,000                     $.19
  Granted
  Exercised
  Terminated
  ------------------------------------- ------------------- -------------------
  ------------------------------------- ------------------- -------------------
  December 31, 2003                     1,530,000                      .19
  ------------------------------------- ------------------- -------------------
  ------------------------------------- ------------------- -------------------
  Exercisable at December 31, 2003         975,000                   $.22
  ------------------------------------- ------------------- -------------------


The following table summarizes information about the Five Star Plan's options at December 31, 2003:


                                            Weighted    Weighted                             Weighted
                                            Average     Average                              Average
       Range of         Number              Exercise    Years            Number              Exercise
   Exercise Prices      Outstanding          Prices     Remaining        Exercisable          Price
----------------------- ----------------- ------------- ---------------- ---------------- ---------------
------------ -- ------- ----------------- ------------- ---------------- ---------------- ---------------
$.14         -  .14     925,000           .14           2.95             460,000          .14
..15          -  .15     50,000            .15           3.24             50,000           .15
..16          -  .16     150,000           .16           3.64             60,000           .16
..33          -  .33     405,000           .33           .29              405,000          .33
------------ -- ------- ----------------- ------------- ---------------- ---------------- ---------------
------------ -- ------- ----------------- ------------- ---------------- ---------------- ---------------
$.13         -  $.33    1,530,000         $.19          .90              975,00           $.22
------------ -- ------- ----------------- ------------- ---------------- ---------------- ---------------



13.      Business segments

The operations of the Company currently consist of the following five business segments, by which the Company is managed.

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

The Simulation Segment, which consists of GSE, provides of real-time simulation, homeland security and engineering services for the energy, process and military industries. The Company

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

13.      Business segments (Continued)

industries. The Company acquired additional shares of GSE in fourth quarter of 2003, bringing its ownership to 58% (see Note 4). GSE is consolidated in the Company's financial statements effective October 23, 2003.

The Optical Plastics Segment, which consists of MXL, manufactures coated and molded plastic products.

The Home Improvement Distribution Segment, which consists of Five Star, distributes paint sundry items, interior and exterior stains, brushes, rollers, caulking compounds and hardware products on a regional basis. The Company acquired additional shares of Five Star in fourth quarter of 2003, bringing its ownership to 54% (see Note 4). Five Star is consolidated in the Company's financial statements effective October 8, 2003.

Effective January 1, 2002, Valera no longer exists as a business segment (see
Note 3). Information presented for Corporate & Other includes financial information for the operations and assets of the Valera subsidiary as of and for the year ended December 31, 2001 prior to its treatment as an equity investment. The management of the Company does not allocate the following items by segment:
Investment and other income, interest expense, selling, general and administrative expenses, depreciation and amortization expense, income tax expense, significant non-cash items and long-lived assets. Inter-segment sales are not significant.

The following tables set forth the sales and operating results attributable to each line of business and includes a reconciliation of the segments sales to consolidated sales and operating results to consolidated income (loss) before income taxes (in thousands):

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

13.      Business segments (Continued)


----------------------------------------------------------------- ----------------- ---------------- --------------
Years ended December 31,                                          2003              2002             2001
----------------------------------------------------------------- ----------------- ---------------- --------------
----------------------------------------------------------------- ----------------- ---------------- --------------
Sales
Manufacturing & Process                                           $127,762          $134,255         $164,361
Information Technology                                               6,213             7,982           11,061
Simulation                                                           6,059
Optical Plastics                                                     8,613             9,996           11,184
Home Improvement Distribution                                       20,031
Corporate & Other                                                                                           5
----------------------------------------------------------------- ----------------- ---------------- --------------
----------------------------------------------------------------- ----------------- ---------------- --------------
                                                                  $168,678           $152,233         $186,611
----------------------------------------------------------------- ----------------- ---------------- --------------
----------------------------------------------------------------- ----------------- ---------------- --------------
Operating results
Manufacturing & Process                                           $ 3,823        $    1,712       $    8,679
Information Technology                                                860              (182)           1,596
Simulation                                                            358
Optical Plastics                                                      (60)              429            1,192
Home Improvement Distribution                                         333
Corporate & Other                                                 (10,532)           (5,506)          (3,285)
----------------------------------------------------------------- ----------------- ---------------- --------------
----------------------------------------------------------------- ----------------- ---------------- --------------
Total operating results                                            (5,218)           (3,547)           8,182
Interest expense                                                   (3,625)           (2,770)          (4,733)
Gains on equity investments, restructuring
charges, amortization of intangible assets,
valuation adjustment of liability for warrants
and gain on sale of marketable securities                           1,423               270           (1,879)
----------------------------------------------------------------- ----------------- ---------------- --------------
----------------------------------------------------------------- ----------------- ---------------- --------------
(Loss) income from operations before
 income taxes and minority interests                              $(7,420)       $   (6,047)      $    1,570
----------------------------------------------------------------- ----------------- ---------------- --------------

Operating results represent sales less operating expenses. In computing operating results, none of the following items have been added or deducted: general corporate expenses at the holding company level, restructuring charges, foreign currency transaction gains and losses, investment income, loss on investments, loss on sale of assets, amortization of intangible assets, valuation adjustment of liability for warrants and interest expense. General corporate expenses at the holding company level, which are primarily salaries, occupancy costs, professional fees and costs associated with being a publicly traded company, totaled approximately $10,472,000 (net of a non-cash credit to compensation expense of $150,000 relating to a deferred compensation plan and including executive incentive bonuses of $3,000,000 and non-cash debt conversion expense of $622,000), $4,882,000 (net of a non-cash credit to compensation expense of $1,211,000 relating to the deferred compensation plan) and $3,033,000 (net of a non-cash credit to compensation expense of $2,370,000) for the years ended December 31, 2003, 2002 and 2001, respectively. For the years ended December 31, 2003, 2002 and 2001, sales to the United States government and its agencies represented approximately 32%, 32% and 29%, respectively, of the Company's sales.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

13.      Business segments (Continued)

Additional information relating to the Company's business segments is as follows (in thousands):

------------------------------------------------------------------- ---------------- ---------------- ----------------
December 31,                                                        2003             2002             2001
------------------------------------------------------------------- ---------------- ---------------- ----------------
------------------------------------------------------------------- ---------------- ---------------- ----------------
Identifiable assets
Manufacturing & Process                                            $89,201        $  93,193           $  98,453
Information Technology                                               8,088            8,978               8,787
Simulation                                                          19,817
Optical Plastics                                                    10,462            9,818               9,929
Home Improvement Distribution                                       38,721
Corporate & Other                                                   22,034           32,916              43,655
------------------------------------------------------------------- ---------------- ---------------- ----------------
------------------------------------------------------------------- ---------------- ---------------- ----------------
                                                                  $188,323         $144,905           $ 160,824
------------------------------------------------------------------- ---------------- ---------------- ----------------
------------------------------------------------------------------- ---------------- ---------------- ----------------


------------------------------------------------------------------- ---------------- ---------------- ----------------
------------------------------------------------------------------- ---------------- ---------------- ----------------
Years ended December 31,                                            2003             2002             2001
------------------------------------------------------------------- ---------------- ---------------- ----------------
------------------------------------------------------------------- ---------------- ---------------- ----------------
Additions to property,
plant, and equipment
Manufacturing & Process                                           $  685        $   1,523        $      557
Information Technology                                                22                                 38
Simulation                                                            20
Optical Plastics                                                   1,135              368               693
Home Improvement Distribution                                        159
Corporate & Other                                                    102               25               163
------------------------------------------------------------------- ---------------- ---------------- ----------------
------------------------------------------------------------------- ---------------- ---------------- ----------------
                                                                  $2,123        $   1,916         $   1,451
------------------------------------------------------------------- ---------------- ---------------- ----------------
------------------------------------------------------------------- ---------------- ---------------- ----------------


------------------------------------------------------------------- ---------------- ---------------- ----------------
Years ended December 31,                                            2003             2002             2001
------------------------------------------------------------------- ---------------- ---------------- ----------------
Depreciation and Amortization
Manufacturing & Process                                          $  1,600         $   1,836        $   2,544
Information Technology                                                  1                18              606
Simulation                                                            192
Optical Plastics                                                      565               510              491
Home Improvement Distribution                                          47
Corporate & Other                                                     523               940            2,261
------------------------------------------------------------------- ---------------- ---------------- ----------------
------------------------------------------------------------------- ---------------- ---------------- ----------------
                                                                 $  2,928         $   3,304        $   5,902
------------------------------------------------------------------- ---------------- ---------------- ----------------


Identifiable assets by industry segment are those assets that are used in the Company's operations in each segment. Corporate and other assets are principally cash and cash equivalents, marketable securities and intangible assets, including goodwill.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

13.      Business segments (Continued)

Information about the Company's net sales in different geographic regions, which are attributed to countries based on location of customers, is as follows (in thousands):

                                          Year ended December 31,
                                  2003              2002             2001
                                  ----              ----             ----

United States                   $156,394          $139,831         $173,008
Canada                             1,221             1,421            2,756
United Kingdom                     7,131             7,258            6,962
Latin America and other            3,932             3,723            3,885
                                   -----          --------         --------
                                $168,678          $152,233         $186,611
                                --------          --------         --------

Information about the Company's total assets in different geographic regions is as follows (in thousands):

                                                    December 31,
                                 2003              2002             2001
                                 ----              ----             ----
United States                    $180,026          $137,303         $152,627
Canada                                404             3,076            3,653
United Kingdom                      3,820             3,301            2,821
Latin America and other             4,073             1,225            1,723
                                    -----          --------         --------
                                 $188,323          $144,905         $160,824
                                 --------          --------         --------

All corporate intangible assets of the Company, as well as other corporate assets, are assumed to be in the United States.

14.      Restructuring and other charges

During 1999, the Company adopted restructuring plans, primarily related to its IT Segment. The Company took steps in order to change the focus of the IT Segment from open enrollment information technology training courses to project oriented work for corporations, which was consistent with the focus of GP's current business.

In connection with the restructuring, the Company recorded a charge of $7,374,000 in 1999, of which $1,939,000 was the remaining balance as of December 31, 2000. During 2001, the Company utilized $663,000 of the reserve and reversed $202,000. During 2002, the Company utilized $528,000 of the reserve, and as of December 31, 2002, $104,000 was included in accounts payable and accrued expenses and $442,000 was included in other non-current liabilities in the accompanying Consolidated Balance Sheet.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

14.      Restructuring and other charges (Continued)

During 2003 the Company utilized $256,000 of the reserve and recorded restructuring charges of $298,000 primarily relating to lease obligations. As of December 31, 2003, $61,000 was included in accounts payable and accrued expenses and $527,000 was included in other non-current liabilities in the accompanying Consolidated Balance Sheet.

The Company believed at the time the restructuring plan was adopted that the strategic initiatives and cost cutting moves taken in 1999 and the first quarter of 2000 would enable the IT Segment to return to profitability in the last six months of 2000. However, those plans were not successful, and the Company determined that it could no longer bring the open enrollment IT business to profitability. As a result of the continued operating losses incurred by the IT Segment, as well as the determination that revenues would not increase to profitable levels, the Company decided to close its open enrollment IT business in the third quarter of 2000 recording a charge of $8,810,000 of which $4,926,000 was the remaining balance as of December 31, 2000.

During 2001, the Company utilized $2,302,000 of the reserve and reversed $972,000 as a result of favorable settlements on certain leases and contractual obligations. During 2002, the Company utilized $689,000 of the reserve and reversed $368,000, and as of December 2002, $117,000 was included in accounts payable and accrued expenses and $478,000 was included in other non-current liabilities in the accompanying Consolidated Balance Sheet. During 2003, the Company utilized $81,000 and reversed $8,000 of charges primarily relating to lease obligations. As of December 31, 2003, $11,000 was included in accounts payable and accrued expenses and $495,000 was included in other non-current liabilities in the accompanying Consolidated Balance Sheet.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

14.      Restructuring and other charges (Continued)

The components of the restructuring charges are as follows (in thousands):

                                                      1999            2000
                                                 Restructuring    Restructuring
                                                     Charge           Charge
------------------------------------------ ----------------- -------------------
------------------------------------------ ----------------- -------------------
Balance December 31, 2000                  $ 1,939               $ 4,926
Utilization                                   (663)               (2,302)
Reversal of Restructuring
 charges during 2001                          (202)                  972
------------------------------------------ ----------------- -------------------
------------------------------------------ ----------------- -------------------
Balance December 31, 2001                  $ 1,074               $ 1,652
------------------------------------------ ----------------- -------------------
------------------------------------------ ----------------- -------------------
Utilization                                  (528)                  (689)
Reversal of Restructuring
 charges during 2002                                                (368)
------------------------------------------- ----------------- ------------------
------------------------------------------ ----------------- -------------------
Balance December 31, 2002                $    546               $    595
------------------------------------------ ----------------- -------------------
------------------------------------------ ----------------- -------------------
Utilization                                  (256)                   (81)
Restructuring charges (reversals)
during 2003                                   298                     (8)
------------------------------------------ ----------------- -------------------
Balance December 31, 2003                $    588               $    506
------------------------------------------ ----------------- -------------------

Lease and related obligations are presented at their present value, net of assumed sublets.

Effective September 4, 2002, John C. McAuliffe resigned as President of GP. Mr. McAuliffe and GP entered into a Separation Agreement pursuant to which Mr. McAuliffe will be a consultant to GP for a six-month period. In consideration for such services, GP agreed to pay Mr. McAuliffe the sum of $350,000, $300,000 in equal installments over the course of the consultancy period and $50,000 in September 2005. In addition, GP agreed to pay Mr. McAuliffe severance of $1,200,000 payable in equal installments on the following dates (i) September 2002, (ii) March 2003 and (iii) January 2, 2004. The Company recorded an expense of approximately $125,000 in 2003 and of approximately $1,440,000 in 2002, including $125,000 of related legal fees, which is recorded in selling, general and administrative expense in the Consolidated Statements of Operations.

15.      Related party transactions

In December 2003, GSE's Board of Directors elected John Moran, an executive of the Company with extensive experience in the power industry and simulation technology, as Chief Executive Officer. Mr. Moran will continue as an employee of the Company, however, Mr. Moran will devote 100% of his time to the performance of his duties as CEO of GSE. For 2003, GSE will reimburse the Company $35,000 for his compensation and benefits; in 2004 GSE will reimburse the Company $300,000 for Mr. Moran's compensation and benefits.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

15.      Related party transactions (Continued)

         At December 31, 2003 and 2002, the Company had total loans receivable from Mr. Feldman, the Company's Chief Executive Officer in the amount of approximately $2,323,000 and $4,095,000, the proceeds of which were used to purchase an aggregate of 537,500 shares of Class B Common Stock. Such loans bear interest at the prime rate and are secured by the purchased Class B Common Stock and certain other assets. All principal on the loans and accrued interest, totaling $0 and $1,075,000 at December 31, 2003 and 2002, respectively, are due on May 31, 2007.

         Pursuant to the incentive compensation agreement (the "Incentive Agreement") entered into in 2002, Mr. Feldman, is eligible to receive from the Company up to five payments in an amount of $1 million each, based on the closing price of the Company's common stock sustaining or averaging increasing specified levels over periods of at least 10 consecutive trading days. On each of June 11, 2003, July 23, 2003 and December 22, 2003, Mr. Feldman earned an incentive payment of $1 million each. To the extent there are any outstanding loans from the Company to Mr. Feldman at the time an incentive payment is payable, the Company has the right to set-off the payment of such incentive payment first against the outstanding accrued interest under such loans and next against any outstanding principal.

         The Company recorded compensation expense of $3 million for the year ended December 31, 2003, which is included in selling, general and administrative expense. Although the set-off of the payments earned on June 11, 2003, July 23, 2003 and December 22, 2003 will take place in future periods, for accounting purposes, the set-offs will be deemed to have occurred on the dates earned since the Company possesses the right of set-off under the Incentive Agreement. As a result, the Company applied the first $1 million earned by Mr. Feldman against $1 million of accrued interest receivable, the second $1 million against $163,000 of accrued interest receivable and $837,000 of principal, and the third $1 million against $64,000 of accrued interest receivable and $936,000 of principal, which resulted in the outstanding balance of the note receivable being reduced from $4,095,000 at December 31, 2002 to $2,322,000 as of December 31, 2003.

         On October 1, 2003, the incentive agreement was amended to allow Mr. Feldman to defer receipt of any incentive payment for a period of at least six months. The deferral period will automatically renew unless Mr. Feldman gives a termination notice at least 30 days prior to the expiration of the deferral period. However, no deferral period may end later than May 31, 2007. A deferral notice with respect to any incentive payment earned prior to December 31, 2003 must be given prior to December 1, 2003 (which deferral notice was timely given by Mr. Feldman) and a deferral notice with respect to any incentive payment earned on or after December 31, 2003 must be given at least five business days prior to the date that such incentive payment is earned. A deferral notice cannot be given, and any deferral period will end, if any outstanding loan from the Company to Mr. Feldman is due and payable and is not otherwise paid.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

15.      Related party transactions (Continued)

Interest accrues on each deferred amount at the prime rate minus 1%, which is 1% less than the interest rate accrued on the Company's outstanding loans to Mr. Feldman.

         In prior years, the Company made unsecured loans to Mr. Feldman in the amount of approximately $334,000, which unsecured loans primarily bear interest at the prime rate of Fleet Bank.

         For a description of certain transactions pursuant to which the Company received proceeds from the sale of Common Stock and Class B Common Stock to certain related parties, see Note 12.

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

         In 2001, the Company sold 200,000 shares of Millennium common stock at $8.50 per share and 300,000 shares of Millennium common stock at $3.50 per share, to an affiliated entity of Liberty Wanger Asset Management L.P., a 5% stockholder of the Company.

16.      Commitments and contingencies

(a) The Company has various noncancellable leases for real property and machinery and equipment. Such leases expire at various dates with, in some cases, options to extend their terms. Lease commitments related to facilities closed as part of the restructuring (see Note 14) are not included below.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

16.      Commitments and contingencies (Continued)


     Minimum rentals under long-term operating leases are as follows (in thousands):

                                Real            Machinery &
                              property          equipment           Total
----------------------------- ------------------------- -------------------
----------------------------- ------------------------- -------------------
2004                          $4,862             $1,888              $6,750
2005                           4,724                941               5,665
2006                           4,319                552               4,871
2007                           2,620                360               2,980
2008                           1,501                 76               1,577
Thereafter                     2,956                                  2,956
----------------------------- ------------------------- -------------------
----------------------------- ------------------------- -------------------
Total                        $20,982             $3,817             $24,799
----------------------------- ------------------------- -------------------

Several of the leases contain provisions for rent escalation based primarily on increases in real estate taxes and operating costs incurred by the lessor. Rent expense was approximately $5,051,000, $4,042,000 and $5,350,000 for 2003, 2002
and 2001, respectively.

(b) On March 23, 2003, the Company extended its guarantee of up to $1,800,000 of GSE debt pursuant to GSE's previous credit facility through March 31, 2004 (see
Note 6). In consideration for the extension of the guarantee, the Company received 150,000 shares of GSE common stock with a value of $180,000. A deferred credit of $180,000 was recorded for the receipt of these shares which is being amortized to income over the term of the guarantee. During the year ended December 31, 2003, the Company recorded $135,000 to other income in the Statement of Operations. The guarantee was extended through May 31, 2004. On March 30, 2004, GSE was added as a borrower under the Genral Physics Credit Agreement (see Note 6). The Company agreed to guarantee GSE's allocated portion ($1,500,000) of the Credit Agreement.

(c) The Company has guaranteed the leases for Five Star's New Jersey and Connecticut warehouses, totaling approximately $1,589,000 per year through the first quarter of 2007, and an aggregate of $455,000 for certain equipment leases through April 2004. The Company's guarantee of such leases was in effect when Five Star was originally a wholly-owned subsidiary of the Company prior to the sale by the Company in 1998 of substantially all of the operating assets of Five Star Group to the predecessor company of Five Star. As part of this transaction, the landlord of the New Jersey and Connecticut facilities and the lessor of the equipment did not consent to the release of the Company's guarantee, as part of its fee under the Management Services Agreement.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. Litigation

         On January 3, 2001, the Company commenced an action alleging that MCI Communications Corporation ("MCI"), MCI's Systemhouse subsidiaries ("Systemhouse"), and Electronic Data Systems Corporation, as successor to Systemhouse ("EDS"), committed fraud in connection with the Company's 1998 acquisition of Learning Technologies from the defendants for $24.3 million. The Company seeks actual damages in the amount of $117.9 million plus interest, punitive damages in an amount to be determined at trial, and costs.

         The complaint alleges that the defendants created a doctored budget to conceal the poor performance of the United Kingdom operation of Learning Technologies. The complaint also alleges that the defendants represented that Learning Technologies would continue to receive new business from Systemhouse even though the defendants knew that the sale of Systemhouse to EDS was imminent and that such new business would cease after such sale. In February 2001, the defendants filed answers denying liability. No counterclaims against the plaintiffs have been asserted. Although discovery had not yet been completed, defendants made a motion for summary judgment, which was submitted in April 2002. The motion was denied by the court due to the MCI bankruptcy described below.

         The defendants other than MCI then made an application to the court to stay the fraud action until a later-commenced arbitration, alleging breach of the acquisition agreement and of a separate agreement to refer business to General Physics on a preferred provider basis, is concluded. In a decision dated May 9, 2003, the court granted the motion and stayed the fraud action pending the outcome of the arbitration. Limited discovery was conducted in connection with the arbitration. The arbitration hearings are scheduled to begin on May 17, 2004 before JAMS, a private dispute resolution firm.

         MCI filed for bankruptcy protection in July 2002. As a result, the action was automatically stayed as to MCI. The Company and its subsidiary, General Physics, both filed timely Proofs of Claim in the United States Bankruptcy Court against MCI and WorldCom, Inc., among others. On or around April 22, 2003, MCI served objections to these Proofs of Claim. On May 15, 2003, the Company and General Physics submitted their opposition to the objections. The Company and General Physics subsequently made a motion in Bankruptcy Court to lift the automatic stay to permit the litigation to proceed against MCI. In February 2004, the Bankruptcy Court granted the motion of the Company and General Physics to the extent that they sought to have the stay lifted so that the state court could rule on the merits of MCI's summary judgment motion. On February 19, 2004, the Company and General Physics notified the state court that of the Bankruptcy Court's decision.

         The Company will make a capital contribution to NPDC, which in turn will transfer to MXL, the right to receive the first $5 million of any proceeds (net of certain litigation expenses), and 50% of any proceeds (net of certain litigation expenses) in excess of $15 million, received with respect to the foregoing claims.The Company is not a party to any legal proceeding, the

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

17.      Litigation (Continued)

         outcome of which is believed by management to have a reasonable likelihood of having a material adverse effect upon the financial condition and operating results of the Company.

GP Strategies                                                 Supplementary Data
Corporation
and Subsidiaries


SELECTED QUARTERLY FINANCIAL DATA

(unaudited)                                      (in thousands, except per share data)
---------------------------- -------------------------------------------------------------------------------------------------------
---------------------------- -------------------------------------------------------------------------------------------------------
                                                                      three months ended
---------------------------- -------------------------------------------------------------------------------------------------------
---------------------------- ------------ ---------- ----------- ------------ ---------------- ----------- ------------- -----------
                               March 31,   June 30,    Sept. 30,    Dec. 31,     March 31,       June 30,   Sept. 30,      Dec. 31,
                                  2003       2003        2003         2003         2002            2002        2002          2002
---------------------------- ------------ ---------- ----------- ------------ ---------------- ----------- ------------- -----------
---------------------------- ------------ ---------- ----------- ------------ ---------------- ----------- ------------- -----------
Sales                        $36,087      $36,038    $34,227     $62,326      $40,226          $39,242     $36,616       $36,149
Gross margin                   3,828        4,313      4,613      10,688        5,448            4,905       3,426         3,686
Net income (loss)               (703)      (2,866)    (2,847)     (1,860)         205               63      (3,887)       (1,609)

Net income (loss) per share:
Basic                           (.04)        (.17)      (.16)       (.11)        .01              (.01)       (.24)         (.10)
Diluted                         (.04)        (.17)      (.16)       (.11)        .01              (.01)       (.24)         (.10)
---------------------------- ------------ ---------- ----------- ------------ ---------------- ----------- ------------- -----------


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

ITEM 9A. CONTROLS AND PROCEDURES

         "Disclosure controls and procedures" are the controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These controls and procedures are designed to ensure that information required to be disclosed by an issuer in its Exchange Act reports is accumulated and communicated to the issuer's management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

         Under the supervision and with the participation of our management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Exchange Act Rule 13a - 14. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective as of December 31, 2003.

         There was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

                                    PART III

         The Company has adopted a Code of Business Conduct and Ethics for directors, officers and employees of the Company and its subsidiaries, which was approved by the Company's Audit Committee and Board of Directors. A copy of this Code of Business Conduct and Ethics is incorporated herein by reference into this report as Exhibit 14.1. If the Company makes any amendments to the Code of Business Conduct and Ethics or grants any waiver from a provision of the Code of Business Conduct and Ethics for its executive officers or directors, the Company will within five (5) days disclose the nature of such amendment or waiver on its website at www.gpstrategies.com or in a report on Form 8-K.

         All other information required by Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K is hereby incorporated herein by reference to the information under the captions "Directors and Executive Officers of the Registrant", "Executive Compensation", Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", "Certain Relationships and Related Transactions", and "Principal Accountant Fees and Services" in the Proxy Statement for the company's 2004 Annual Meeting of Shareholders.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K:

a)(1)The following financial statements are included in Part II,
Item 8. Financial Statements and Supplementary Data:

       FINANCIAL STATEMENTS OF GP STRATEGIES CORPORATION AND SUBSIDIARIES:

                                                                      Page
Independent Auditors' Report                                           52

Financial Statements:

Consolidated Balance Sheets -
December 31, 2003 and 2002                                             54

Consolidated Statements of Operations -
Years ended December 31, 2003, 2002 and 2001                           56

Consolidated Statements of Changes in Stockholders' Equity -
Years ended December 31, 2003, 2002 and 2001                           57

Consolidated Statements of Cash Flows -
Years ended December 31, 2003, 2002 and 2001                           58

Notes to Consolidated Financial Statements                             60

(a)(2) Financial Statement Schedules

Schedule II - Validation and Qualifying Accounts                       i


Independent Auditors' Report on Schedule                               ii
(a)(3) Exhibits
                                                                       *
          Consent of KPMG LLP, Independent Auditors
          Consent of Eisner LLP, Independent Auditors                  *

(b) Form 8-K filed on October 13, 2003 reporting an event under Item 5.

        Form 8-K filed on October 27, 2003 reporting events under Items 5 and 7.

        Form 8-K filed on November 17, 2003 reporting an event under Item 12.

        Form 8-K/A filed on December 19, 2003 amending Form 8-K filed on October 13, 2003 reporting events under Items 2 and 7.

* Filed herewith

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

Dated: April 14, 2004



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

Signatures                   Title

Jerome I. Feldman            Chief Executive Officer and Director
                             (Principal Executive Officer)

Scott N. Greenberg           President and Chief Financial Officer and Director

Ogden R. Reid                Director

Harvey P. Eisen              Director

Roald Hoffmann               Director

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   SCHEDULE II

---------------------------------------------- --------------- ---------------- --------------- ------------------- --------------
                                                                                Additions
                                               Balance at      Additional       Charged to                          Balance at
                                               Beginning       Allowance        Costs &                             End of
                                               of Period       Acquired(a)      Expenses        Deductions(b)       Period
---------------------------------------------- --------------- ---------------- --------------- ------------------- --------------
---------------------------------------------- --------------- ---------------- --------------- ------------------- --------------

Year ended December 31, 2003:
Allowance for doubtful accounts (c)            $   854         $  707           $    423        $  (245)            $   1,739

---------------------------------------------- --------------- ---------------- --------------- ------------------- --------------

Year ended December 31, 2002:
Allowance for doubtful accounts (c)            $   529                          $    823        $  (498)            $   854

---------------------------------------------- --------------- ---------------- --------------- ------------------- --------------
---------------------------------------------- --------------- ---------------- --------------- ------------------- --------------

Year ended December 31, 2001:
Allowance for doubtful accounts (c)            $   859                          $    102        $  (432)            $   529


---------------------------------------------- --------------- ---------------- --------------- ------------------- --------------

(a) Represents the allowance for doubtful accounts acquired as part of the Five Star and GSE Acquisitions of $700 and $7, respectively.
(b)  Write-off of uncollectible accounts, net of recoveries.
(c)  Deducted from related asset on Balance Sheet.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
GP Strategies Corporation

Under date of April 5, 2004, we reported on the consolidated balance sheets of GP Strategies Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003, as contained in the Annual Report on Form 10-K for the year ended December 31, 2003. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


[GRAPHIC OMITTED][GRAPHIC OMITTED]
KPMG LLP


New York, New York
April 5, 2004

The following is a list of all exhibits filed as part of this Report.

SEQUENTIAL
EXHIBIT NO.                DOCUMENT                                    PAGE NO.

3.1 Amendment to the Registrant's Restated Certificate of Incorporation filed on March 5, 1998. Incorporated herein by reference to
                          Exhibit 3.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

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

10.2                      GP Strategies Corporation 2003 Incentive
                          Stock Plan.  Incorporated herein by
                          reference to Exhibit 4 of the Registrant's Form 10-K for the quarter ended September 30, 2004.

10.3                      GP Strategies' Millennium Cell, LLC Option
                          Plan. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

10.4 Employment Agreement, dated as of June 1, 1999, between the Registrant and Jerome I. Feldman. Incorporated herein by reference to Exhibit 10 of the Registrant's Form 10-Q for the second quarter ended June 30, 1999.

10.5 Amended and Restated Incentive Compensation Agreement dated as June 11, 2003 between the Registrant and Jerome I. Feldman. Incorporated here in by reference to
                          Exhibit 10 to the Registrant's Form 10-Q for the Quarter Ended September 30, 2003.

10.6 Amendment dated as of October 1, 2003 to the Amended and Restated Incentive Compensation Agreement dated June 11, 2003 between GP Strategies Corporation and Jerome I. Feldman. Incorporated herein by reference to Exhibit 10.1 to the Registrants Form 10-Q for the Quarter Ended September 30, 2003.

10.7 Amended and Restated Incentive Compensation Agreement dated November 17, 2003 between GP Strategies Corporation and Jerome I. Feldman. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the Quarter Ended September 30, 2003.

10.8 Employment Agreement, dated as of July 1, 1999, between the Registrant and Scott N. Greenberg. Incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the third quarter ended September 30, 1999.


10.9 Separation Agreement, dated as of September 3, 2002, between the General Physics
                          Corporation and John C. McAuliffe.
                          Incorporated herein by reference to Exhibit
                          10 of the Registrant's Form 8-K filed on September 4, 2002.

10.10 Employment Agreement dated as of May 1, 2001 between the Registrant and Andrea D. Kantor. Incorporated herein by reference to Exhibit 10 of the Registrant's Form 10-Q for the second quarter ended June 30, 2001.

10.11 Employment Agreement, dated as of July 1, 1999, between the Registrant and Douglas E. Sharp.*

10.12 Termination of Merger Agreement, dated February 11, 2000, to the Agreement and Plan of Merger dated as of October 6, 1999, by and among the Registrant, VS&A Communica- tions Partners III, L.P., VS&A Communications Parallel Partners III, L.P., VS&A-GP, L.L.C. and VS&A-GP Acquisitions, Inc. Incorporated herein by reference to
                          Exhibit 10 of the Registrants Form 8-K
                          filed on February 14, 2000.

10.13 Registrant's 401(k) Savings Plan, dated January 29, 1992, effective March 1, 1992. Incorporated herein by reference to Exhibit
                          10.12 of the Registrant's Annual Report on
                          Form 10-K for the year ended December 31, 1991.

10.14 Asset Purchase Agreement, dated as of June 3, 1998, by and among SHL Systemhouse Co., MCI Systemhouse Corp., SHL Computer Innovations Inc., SHL Technology Solutions Limited and General Physics Corporation. Incorporated herein by reference to Exhibit
                          10.1 of the Registrant's Form 8-K dated
                          June 29, 1998.

10.15 Preferred Provider Agreement, dated as of June 3, 1998, by and among SHL Systemhouse Co., MCI Systemhouse Corp., SHL Computer Innovations Inc., SHL Technology Solutions Limited and General Physics Corporation. Incorporated herein by reference to Exhibit
                          10.2 of the Registrant's Form 8-K dated
                          June 29, 1998.

10.16 Financial and Security Agreement dated August 13, 2003 by and between General Physics Corporation, MXL Industries, Inc. and Wachovia Bank National Association. Incorporated herein by reference to Exhibit
                          10.10 to the Registrant's Form 10-Q for the quarter ended June 30, 2003.

10.17 Guaranty of Payment Agreement dated August 13, 2003 by GP Strategies Corporation for the benefit of Wachovia Bank, National Association. Incorporated herein by reference to Exhibit 10.11 to the Registrant's Form 10-Q for the quarter ended June 30, 2003

10.18 Limited Guaranty of Payment Agreement dated August 13, 2003 by MXL Industries, Inc. for the benefit of Wachovia Bank, National Association. Incorporated herein by reference to Exhibit 10.12 to the Registrant's Form 10-Q for the quarter ended June 30, 2003

10.19 Rights Agreement, dated as of June 23, 1997, between National Patent Development Corporation and Computershare Investor Services LLC, as Rights Agent, which includes, as Exhibit A thereto, the Resolution of the Board of Directors with respect to Series A Junior Participating Preferred Stock, as Exhibit B thereto, the form of Rights Certificate and as Exhibit C thereto the form of Summary of Rights. Incorporated herein by reference to Exhibit
                          4.1 of the Registrant's Form 8-K filed on July 17, 1997.

10.20 Amendment, dated as of July 30, 1999, to the Rights Agreement dated as of June 23, 1997, between the Computershare Investor Services LLC, as Rights Agent.
                          Incorporated herein by reference to Exhibit
                          4.2 of the Registrant's report on Form
                          8-A12B/A filed on August 2, 1999.

10.21 Amendment, dated as of December 16, 1999, to the Rights Agreement dated as of June 23, 1997, between the Registrant and Computershare Investor Services LLC, as Rights Agent. Incorporated herein by reference to Exhibit 4.2 of the Company's report on From 8-A12B/A filed on December 17, 1999.

10.22 Consulting and Severance Agreement dated December 29, 1998 between the Registrant and Martin M. Pollak. Incorporated herein by reference to Exhibit 10.10 of the Registrant's Form 10K for the year ended December 31, 1998.

10.23 Agreement dated, December 29, 1998, among the Registrant, Jerome I. Feldman and Martin M. Pollak. . Incorporated herein by reference to Exhibit 10.11 of the Registrant's Form 10K for the year ended December 31, 1998.

10.24 Amendment No. 1, dated March 22, 1999, to Agreement dated December 29, 1998 among the Registrant, Jerome I. Feldman and Martin M. Pollak. Incorporated herein by reference to Exhibit 10.12 of the Registrant's Form 10K for the year ended December 31, 1998.

10.25 Agreement dated September 22, 1999 among GP Strategies Corporation, Jerome I. Feldman and Martin M. Pollak. Incorporated herein by reference to Exhibit 9 of Jerome I. Feldman's Amendment No. 1 to Schedule 13D filed on September 27, 1999.

10.26 Subscription Agreement dated as of October 19, 2001 between the Registrant and Bedford Oak Partners, L.P. Incorporated herein by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

10.27 Subscription Agreement dated as of May 3, 2002 by and between the Registrant and Bedford Oak Partners, L.P. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Form 10-Q for the second quarter ended March 31, 2002.

10.28 Investor Rights Agreement dated as of December 27, 2001 among the Registrant, Hydro Med Sciences and certain Institutional Investors. Incorporated herein by reference to Exhibit 10.23 to the Registrants Annual Report on Form 10-K for the year ended December 31, 2001.

10.29 Stock Purchase Agreement dated as of December 27, 2001 among the Registrant, Hydro Med Sciences and certain Institutional Investors. Incorporated herein by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

10.30 Right of First Refusal Co-Sale Agreement dated as of December 27, 2001 among the Registrant, Hydro Med Sciences and certain Institutional Investors. Incorporated herein by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

10.31 Termination Agreement dated as of December 21, 2001 between Hydro med Sciences and Shire US Inc. Incorporated herein by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

10.32 Stock Purchase Agreement dated as of May 30, 2003, by and among Hydro Med Sciences, Inc. and Investors.*

10.33 Amendment No. 1 to Stock Purchase Agreement dated November 18, 2003 by and among Valera Pharmaceutical, Inc. (f/k/a Hydro Med
                          Sciences, Inc.) and Investors.*

10.34                     Amended and Restated Investor Rights
                          Agreement dated May 30, 2003, by and among Hydro Med Sciences, Inc. and Investors.*

10.35                     Amended and Restated Investor Right of
                          First Refusal and Co-Sale Agreement dated as of May 30, 2003 by and among Hydro Med Sciences, Inc. and Investors.*

10.36 Amended Note dated December 19, 2003 in the amount of $2,800,000 payable by Five Star Products, Inc. to JL Distributors, a wholly owned subsidiary of the Registrant.*

10.37 Amended Note dated March 31, 2003 in the amount of $2,800,000 payable by Five Star Products, Inc. to JL Distributors, a wholly owned subsidiary of the Registrant.*

10.38 Tax Sharing Agreement dated as of February 1, 2004 between Registrant and Five Star Products.*

10.39 Conversion Letter dated January 22, 2004 between the Registrant and Five Star
                          Products.*

10.40                     Agreement of Subordination & Assignment
                          dated as of June 30, 2003 by JL
                          Distributors in Favor of Fleet Capital
                          Corporation.*

10.41 Stock Purchase Agreement dated as of May 3, 2002 by and between the Registrant and EGI-Fund(02)04 Investors, L.L.L.
                          Incorporated herein by reference to Exhibit
                          10.1 to the Registrant's Form 10-Q for the second quarter ended March 31, 2002.

10.42 Advisory Services Agreement dated as of May 3, 2002 by and between the Registrant and Equity Group Investments, L.L.C. Incorporated herein by reference to Exhibit
                          10.2 to the Registrant's Form 10-Q for the second quarter ended March 31, 2002.

10.43 Subscription Agreement dated as of May 3, 2002 by and between the Registrant and Marshall Geller. Incorporated herein by reference to Exhibit 10.4 to the Registrant's Form 10-Q for the second quarter ended March 31, 2002.

10.44                     Form of Officer's Pledge Agreement.
                          Incorporated herein by reference to Exhibit 10.33 to the Registrant's Form 10-K for the year ended December 31, 2002.

10.45                     Form of Officer's Promissory Note.
                          Incorporated herein by reference to Exhibit 10.34 to the Registrant's Form 10-K for the year ended December 31, 2002.

10.46 Sublease Agreement dated as of December 13, 2002 between the Registrant and Austin Nichols & Company, Inc. Incorporated herein by reference to Exhibit 10.35 to the Registrant's Form 10-K for the year ended December 31, 2002.

10.47 Lease Agreement dated as of July 5, 2002 between the Registrant's wholly-owned subsidiary, General Physics Corporation and Riggs Company. Incorporated herein by reference to Exhibit 10.36 to the Registrant's Form 10-K for the year ended December 31, 2002.

10.48 Note and Warrant Purchase Agreement dated August 8, 2003 among GP Strategies Corporation, National Patent Development Corporation and Gabelli Funds, LLC. Incorporated herein by reference to Exhibit
                          10.0 to the Registrant's Form 10-Q for the quarter ended June 30, 2003.

10.49                     Form of GP Strategies Corporation 6%
                          Conditional Subordinated Note due 2008
                          dated August 14, 2003. Incorporated herein by reference to Exhibit 10.01 to the Registrant's Form 10-Q for the quarter ended June 30, 2003.

10.50                     Form of GP Strategies Corporation Warrant
                          Certificate dated August 14, 2003.
                          Incorporated herein by reference to Exhibit
                          10.02 to the Registrant's Form 10-Q for the quarter ended June 30, 2003.

10.51 Form of National Patent Development Corporation Warrant Certificate dated August 14, 2003. Incorporated herein by reference to Exhibit 10.03 to the Registrant's Form 10-Q for the quarter ended June 30, 2003.

10.52 Mortgage Security Agreement and Assignment of Leases dated August 14, 2003 between GP Strategies Corporation and Gabelli Funds, LLC. Incorporated herein by reference to
                          Exhibit 10.04 to the Registrant's Form 10-Q for the quarter ended June 30, 2003.

10.53 Registration Rights Agreement dated August 14, 2003 between GP Strategies and Gabelli Funds, LLC. Incorporated herein by reference to Exhibit 10.05 to the Registrant's Form 10-Q for the quarter ended June 30, 2003.

10.54 Registration Rights Agreement dated August 14, 2003 between National Patent Development Corporation and Gabelli Funds, LLC. Incorporated herein by reference to
                          Exhibit 10.06 to the Registrant's Form 10-Q for the quarter ended June 30, 2003.

10.55 Indemnity Agreement dated August 14, 2003 by GP Strategies Corporation for the benefit of National Patent Development Corporation and MXL Industries, Inc. Incorporated herein by reference to Exhibit
                          10.07 to the Registrant's Form 10-Q for the quarter ended June 30, 2003.

10.56 Subordination Agreement dated August 14, 2003 among GP Strategies Corporation, Gabelli Funds, LLC, as Agent on behalf of the holders of the Company's 6% Conditional Subordinated Notes due 2008 and Wachovia Bank, National Association. Incorporated herein by reference to Exhibit 10.08 to the Registrant's Form 10-Q for the quarter ended June 30, 2003.

10.57 Purchase and Sale Agreement dated October 21, 2003 by and between GP Strategies Corporation and ManTech International. Incorporated herein by reference to Exhibit
                          10.1 to the Registrant's Form 8-K dated
                          October 23, 2003.

10.58 Teaming Agreement dated October 21, 2003 by and between GP Strategies Corporation and ManTech International. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 8-K dated October 23, 2003.

10.59 $5,250,955 Promissory Note dated October 21, 2003 of GP Strategies Corporation. Incorporated herein by reference to Exhibit
                          10.3 of the Registrant's Form 8-K dated
                          October 23, 2003.

10.60 Management Service Agreement dated January 1, 2004 between the Registrant and GSE
                          Systems, Inc. *

10.61 Form of Management Agreement between the Registrant and National Patent Development Corporation. Incorporated herein by reference to Exhibit 10.1 to National Patent's Form 10 filed on February 12, 2004.

10.62                     Form of Management Agreement between
                          National Patent Development Corporation and the Registrant. Incorporated herein by reference to Exhibit 10.2 to National
                          Patent's Form 10 filed on February 12, 2004.

10.63 Form of Tax Sharing Agreement between the Registrant and National Patent Development Corporation. Incorporated herein by reference to Exhibit 10.4 of National
                          Patent's Form 10 filed on February 12, 2004.

14.1                      Code of Ethics Policy*

18                        Not Applicable

19                        Not Applicable

20                        Not Applicable

21                        Subsidiaries of the Registrant*

22                        Not Applicable

23                        Consent of KPMG LLP, Independent Auditors*

23.1                      Consent of Eisner LLP, Independent Auditors*

28                        Not Applicable

32.1                      Certification Pursuant to Section 18 U.S.C.
                          Section 1350.*


* Filed herewith.