Form 10-K/A
period 2003-12-31
GP STRATEGIES CORP
filed 2004-04-29
CIK 70415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                (Amendment No.1)

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

The number of shares outstanding of each of the Registrant's Common Stock and Class B Stock as of March 15, 2004:

              Class                                           Outstanding

Common Stock, par value $.01 per share                    16,391,006 shares
Class B Capital Stock, par value $.01 per share            1,200,000 shares

                                EXPLANATORY NOTE


         We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission ("SEC") on April 14, 2004. This Amendment corrects certain numerical errors and also includes the information required by Part III of Form 10-K.

         The following describes the corrections made in the Annual Report on Form 10-K/A Amendment No. 1 for numerical errors contained in the Form 10-K as originally filed:

         "Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and capital resources." We have corrected the first sentence in the second paragraph of "Liquidity and capital resources" relating to working capital to indicate that the Company's working capital increased by $17,218,000 from $780,000 to $17,998,000 instead of $179,998,000.
The correct amount of $17,998,000 for working capital was disclosed in "Item 6 -Selected Financial Data" in the Form 10-K as originally filed.

         "Item 8- Financial Statements and Supplementary Data - Note 8, Long term debt". The caption in the table has been corrected to provide the headings 2003 and 2002 instead of 2002 and 2001. In Note 8(g), the Aggregate annual maturities of long-term debt for the years 2005 and 2006, respectively, have been corrected to $742 and $1,444, respectively, from $467 and $1,719, respectively.

         "Item 8 -Financial Statements and Supplementary Date - Note 16 Commitments and contingencies." Note 16(c) relating to the guarantee of Five Star's warehouse and equipment leases has been corrected to $1,347,000 per year for warehouse leases and $116,000 for equipment leases from $1,589,000 and $455,000, respectively.

         Except for the inclusion of Part III information and the numerical corrections referred to above, this Amendment does not change any other portion of the Form 10-K as originally filed with the SEC.

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


Sales

Years ended December 31, (in thousands)                                  2003             2002          2001
----------------------------------------------------------------- ---------------- ---------------- -----------------
----------------------------------------------------------------- ---------------- ---------------- -----------------
Manufacturing & Process                                            $127,762           $134,255         $164,361
Information Technology                                                  6,213            7,982           11,061
Simulation                                                              6,059
Optical Plastics                                                        8,613            9,996           11,184
Home Improvement Distribution                                          20,031
Valera                                                                                                        5
----------------------------------------------------------------- ---------------- ---------------- -----------------
----------------------------------------------------------------- ---------------- ---------------- -----------------
                                                                     $168,678         $152,233         $186,611
----------------------------------------------------------------- ---------------- ---------------- -----------------


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


For the year ended December 31, 2003, the Company's working capital increased by $17,218,000 from $780,000 to $17,998,000. As a result of the GSE and Five Star Acquisitions, GSE and Five Star are now consolidated in the Company's financial statements which increased working capital by $2,449,000 and $6,217,000, respectively. In addition the Company has increased working capital substantially during the year ended December 31, 2003 by reducing the level of its short-term indebtedness by utilizing the proceeds of the Gabelli Notes.


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

The following table presents goodwill balances at December 31, 2003 and operating income for the years ended December 31, 2003, 2002 and 2001 for each of the Company's reportable segments (in thousands):

                                                     Goodwill at                          Operating Income
                                                     December 31,                   For the Years Ended December 31
                                                                                    -------------------------------
                                                         2003                     2003           2002           2001
                                                         ----                     ----           ----           ----
Manufacturing & Process                                 $51,036                 $3,823          $1,712            $8,679
Information Technology                                    6,401                    860            (182)            1,596
Simulation                                                4,756                    358
Optical Plastics                                            202                    (60)            429             1,192
Home Improvement Distribution                                                      333
--------------------------------------------- --------------------------- ---------------- ------------------ --------------
--------------------------------------------- --------------------------- ---------------- ------------------ --------------
                                                        $62,395                 $5,314          $1,959           $11,467
                                                        =======                 ======          ======           =======
--------------------------------------------- --------------------------- ---------------- ------------------ --------------


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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                           Page
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

FINANCIAL STATEMENTS OF GP STRATEGIES CORPORATION AND SUBSIDIARIES:

         Independent Auditors' Report of KPMG LLP                           21

         Independent Auditors' Report of Eisner LLP                         22

         Consolidated Balance Sheets - December 31, 2003 and 2002           23

         Consolidated Statements of Operations - Years ended
         December 31, 2003, 2002, and 2001                                  25

         Consolidated Statements of Changes in Stockholders'
         Equity - Years ended December 31, 2003, 2002, and 2001             26

         Consolidated Statements of Cash Flows - Years ended
         December 31, 2003, 2002, and 2001                                  27

         Notes to Consolidated Financial Statements                         29

SUPPLEMENTARY DATA (Unaudited)

         Selected Quarterly Financial Data                                  82

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

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002

[GRAPHIC OMITTED][GRAPHIC OMITTED]

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

                                          Class B                          Accumulated     Compre-      Notes                 Total
                                Common    common    Additional                other        hensive    receivable   Treasury   stock-
                                 stock     stock    paid-in    Accumulated comprehensive   Income        from        stock  holders'
                              ($.01 Par)($.01 Par)  capital      deficit   income (loss)   (loss)     stockholder   at cost  equity
--------------------------------------- --------- ----------- ------------ --------------  -------- ------------- --------   -------
--------------------------------------- --------- ----------- ------------ --------------  -------- ------------- --------   -------
Balance at December 31, 2000      $125   $  8     $179,955       $(86,994)  $27,237              $     $(4,095)    $(3,718)$112,518
-------------------------------------- --------- ----------- ------------  --------------  -------- ------------- -------- --------
-------------------------------------- --------- ----------- ------------  --------------  -------- ------------- -------- --------
Other comprehensive loss                                                    (18,873)       (18,873)                         (18,873)
Net loss                                                             (945)                    (945)                            (945)
-------------------------------------- --------- ----------- ------------  --------------  -------- ------------- -------- --------
-------------------------------------- --------- ----------- ------------  --------------  -------- ------------- -------- --------
Total comprehensive loss                                                                   (19,818)                         (19,818)
Issuance and sale of common
 stock and warrants                  3      3        2,924                                                            313     3,243
Issuance of treasury stock in
 exchange for Class B common
 stock                                     (2)      (2,801)                                                          2,803
-------------------------------------- --------- ----------- ------------  --------------  -------- ------------- --------  --------
-------------------------------------- --------- ----------- ------------  --------------  -------- ------------- --------  --------
Balance at December 31, 2001      $128   $  9     $180,078       $(87,939)  $ 8,364              $     $(4,095)     $ (602)$ 95,943
-------------------------------------- --------- ----------- ------------  --------------  -------- ------------- --------  --------
-------------------------------------- --------- ----------- ------------  --------------  -------- ------------- --------  --------
Other comprehensive loss                                                     (7,904)        (7,904)                          (7,904)
Net loss                                                           (5,228)                  (5,228)                          (5,228)
-------------------------------------- --------- ----------- ------------  --------------  -------- ------------- --------  --------
-------------------------------------- --------- ----------- ------------  --------------  -------- ------------- --------  --------
Total comprehensive loss                                                                   (13,132)                         (13,132)
Issuance and sale of common
stock                              26       3        9,910                                                            232     10,171
-------------------------------------- --------- ----------- ------------  --------------  -------- ------------- --------   -------
-------------------------------------- --------- ----------- ------------  --------------  -------- ------------- --------   -------
Balance at December 31, 2002      $154    $12     $189,988       $(93,167)     $460              $     $(4,095)     $(370)  $ 92,982
-------------------------------------- --------- ----------- ------------  --------------  -------- ------------- --------  --------
-------------------------------------- --------- ----------- ------------  --------------  -------- ------------- --------  --------
Other comprehensive loss                                                       (436)          (436)                            (436)
Net loss                                                           (8,276)                  (8,276)                          (8,276)
-------------------------------------- --------- ----------- ------------  --------------  -------- ------------- --------  --------
-------------------------------------- --------- ----------- ------------  --------------  -------- ------------- --------  --------
Total comprehensive loss                                                                    (8,712)                          (8,712)
Repayment of notes
 receivable from stockholder                                                                             1,773                1,773
Issuance and sale of common
 stock and warrants                 9               6,553                                                             207     6,769
-------------------------------------- --------- ----------- ------------  ------------ ------------------------  --------  --------
Balance at December 31, 2003      $163    $12     $196,541      $(101,443)      $24              $     $(2,322)     $(163)  $ 92,812
-------------------------------------- --------- ----------- ------------  -------------- ----------------------   -------- --------

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

In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, the Company capitalizes computer software development costs incurred after technological feasibility has been established, but prior to the release of the software product for sale to customers. Once the product is available to be sold, the Company begins to amortize the costs over the estimated useful life of the product, which normally ranges from three to five years. On an annual basis, the Company assesses the recovery of the unamortized software computer costs by estimating the net undiscounted cash flows expected to be generated by the sale of the product. If the undiscounted cash flows are not sufficient to recover the unamortized software costs the Company will write-down the investment to its estimated fair value based on future discounted cash flows. The excess of any unamortized computer software costs over the related net realizable value is written down and charged to income. Significant changes in the sales projections could result in an impairment with respect to the capitalized software. Capitalized software is included in other assets on the Company's Consolidated Balance Sheets.

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

Pro forma net income and earnings per share disclosures as if compensation expense was recorded based on the fair value for stock-based awards have been presented in accordance with the provisions of SFAS No. 123, are as follows for the years ended December 31, 2003, 2002 and 2001 (in thousands, except per share amounts):


                                                                          2003            2002           2001
                                                                          ----            ----           ----
Net loss - As reported                                               $  (8,276)      $  (5,228)      $   (945)
Compensation expense, net of tax
                             Company stock options                      (1,251)         (1,495)        (2,443)
                             GSE stock options                            (181)
                             Five Star stock options                        (4)
                                                                   --------------- -------------- -------------
                                                                   --------------- -------------- -------------
                             Pro forma net loss                       $ (9,712)       $ (6,723)   $  (3,388)
                                                                   --------------- -------------- -------------
                                                                   --------------- -------------- -------------

Basic and diluted loss per share
                             As reported                            $     (.48)     $     (.34)    $    (.09)
                             Company stock options                        (.08)           (.10)         (.18)
                             GSE stock options                            (.01)
                             Five Star stock  options                     (.00)
                                                                   --------------- -------------- -------------
                                                                   --------------- -------------- -------------
                             Pro forma net loss per share            $    (.57)      $    (.44)    $    (.27)
                                                                   --------------- -------------- -------------


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

The components of goodwill and intangible assets as of December 31, 2003 and 2002 are as follows (in thousands):


                                                Original Cost or                     Accumulated
                                                  Carrying Value        Additions      Amortization           Total

2003:
Amortizing intangible assets:
  Patents, licenses and contract rights                    $ 1,348          $   422            $ 739        $   1,031
                                                           -------          -------            -----        ---------

Non-amortizing intangible assets:
 Goodwill                                                   57,491            4,904                            62,395
                                                            ------          -------        -----------         ------

2002:
Amortizing intangible assets:
  Patents and licenses                                      $1,348                             $ 593          $   755
                                                            ------       -----------           -----          -------

Non-amortizing intangible assets:
 Goodwill                                                   55,988            1,503                            57,491
                                                            ------          -------        -----------         ------



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

3.       Investments, marketable securities and notes receivable

         Investments and note receivable

At December 31, 2003 and 2002, Investments and notes receivable were comprised of the following (in thousands):

                                                              December 31,
                                                      2003                2002
                                                      ----             -------
          Five Star Products, Inc. (See Note 4)       $                 $6,317
          GSE Systems, Inc.  (See Note 4)                                1,794
          Valera
          Other                                        655                 422
                                                      -----            --------
                                                      $655              $8,533
                                                      ====               ======

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

Marketable securities

At December 31, 2003 and 2002, Marketable securities were comprised of the following (in thousands):
                                               2003            2002
                                               ----            ----
Millennium Cell Inc.                         $3,570          $5,552
Hemispherx Biopharma, Inc.                      361               0
Other                                             0              45
                                            -------       ---------
                                             $3,931          $5,597
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

Information relating to the Company's investment in Millennium is as follows at December 31, 2003 and 2002 (in thousands):

 ------------------------------------------------- ----------------- -----------
                                                         2003              2002
 ------------------------------------------------- ----------------- -----------
 ------------------------------------------------- ----------------- -----------
 Number of shares                                       1,532             2,325
 Available-for-sale equity securities, at market       $3,570            $5,552
 ------------------------------------------------- ----------------- -----------


The gross unrealized holding gains (losses) and fair value for available-for-sale securities (primarily Millennium Cell) were as follows (in thousands):


                                                        Gross Unrealized Holding
Available-for-sale equity securities:        Cost            Gains       Losses             Fair Value
                                             ----            -----       ------             ----------
December 31, 2003                            $ 1,957       $  1,613                           $   3,570
December 31, 2002                            $ 2,917       $  2,680                           $   5,597
December 31, 2001                            $ 4,633        $14,810                            $ 19,443
---------------------------------------- -------------- ---------------- ------------------ ----------------

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

4.       Acquisitions

(a)      Five Star Products, Inc.

Five Star was previously a 47.3% investment of the Company accounted for under the equity method and was indebted to the Company for a Unsecured 8% Note ("the Five Star Note") due June 30, 2005, as amended, which amounted to $4,500,000 as of December 31, 2002. On June 20, 2003, the Company entered into an Agreement of Subordination and Assignments (the "Subordination Agreement") with Five Star that amended the amount of annual repayment of principal on the Five Star Note. Future repayments of the Five Star Note are contingent on the operating results of Five Star, subject to certain limitations as defined in the Subordination

Agreement. Pursuant to the provisions of the Subordination Agreement, in June 2003 and July 2003 the Company received partial repayments from Five Star in the amount of $500,000 each, reducing the outstanding principal amount of the Five Star Note from $4,500,000 to $3,500,000. On October 8, 2003 the Company converted an additional $500,000 principal amount of the Five

4.       Acquisitions (Continued)

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

The components of the net assets acquired were as follows (in thousands):

Accounts receivable                                            $13,267
Inventory                                                          20,222
Property, plant & equipment and other assets                        1,529
-------------------------------------------------------------- -------------
Total assets                                                       35,018
-------------------------------------------------------------- -------------
Short term borrowings                                              17,616
Accounts payable and accrued expenses                              10,063
Debt to GP Strategies                                               3,000
-------------------------------------------------------------- -------------
-------------------------------------------------------------- -------------
Total liabilities assumed                                          30,679
-------------------------------------------------------------- -------------
-------------------------------------------------------------- -------------
Five Star net assets as of October 8, 2003                          4,339
-------------------------------------------------------------- -------------

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

The components of the net assets acquired were as follows (in thousands):


         Cash                                                           $2,847
         Accounts receivable and unbilled receivables                    6,587
         Intangible assets                                               2,684
         Property, plant & equipment and other assets                    2,444
         --------------------------------------------------------- ------------
         Total assets                                                   14,562
         --------------------------------------------------------- ------------
         --------------------------------------------------------- ------------
         Accounts payable, accrued expenses and other liabilities        5,303
         Billings in excess of revenue earned                            3,528
         --------------------------------------------------------- ------------
         Total liabilities assumed                                       8,831
         --------------------------------------------------------- ------------
         --------------------------------------------------------- ------------
         GSE net assets as of October 23, 2003                          $5,731
         --------------------------------------------------------- ------------

The following table represents the Company's pro forma consolidated statements of operations for the years ended December 31, 2003 and 2002, as if the Five Star and GSE Acquisitions had been completed at the beginning of each period. The pro forma information is presented for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such date, nor is it necessarily indicative of future operating results (in thousands, except per share data):

   ---------------------------------- ----------------- -------------------
   Years ended December 31,                     2003              2002
   ---------------------------------- ----------------- -------------------
   ---------------------------------- ----------------- -------------------
   Sales                                    $262,692          $266,527
   Loss before minority interests             (9,522)           (8,405)
   Minority interests                          1,207             2,316
   Net loss                                 $ (8,315)         $ (6,089)
   Net loss per share
   Basic and diluted                     $     (.49)       $     (.40)
   ---------------------------------- ----------------- -------------------

5.       Property, plant and equipment

Property, plant and equipment consists of the following (in thousands):

December 31,                                       2003             2002
-------------------------------------------- ---------------- -----------------
-------------------------------------------- ---------------- -----------------
Land                                           $    915         $    915
Buildings and improvements                        3,561            3,525
Machinery and equipment                          14,534           11,884
Furniture and fixtures                            8,583            6,300
Leasehold improvements                            2,072            2,649
-------------------------------------------- ---------------- -----------------
-------------------------------------------- ---------------- -----------------
                                                 29,665           25,273
Accumulated depreciation and amortization       (20,671)         (16,974)
-------------------------------------------- ---------------- -----------------
-------------------------------------------- ---------------- -----------------
                                                $ 8,994          $ 8,299
-------------------------------------------- ---------------- -----------------

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

At General Physics' option, upon prior written notice to the lender, MXL's accounts receivables can be eliminated from the borrowing base under the Credit Agreement, provided that General Physics makes a prepayment under the Credit Agreement, if necessary, to eliminate a borrowing base deficiency, if any. At such point, all obligations of MXL relating to the Credit Agreement shall terminate and MXL's limited guaranty of the Credit Agreement shall be void. In March 2004 the Company eliminated MXL's accounts receivable from the borrowing base, which would have had the effect as of December 31, 2003 of reducing the borrowing base by $453,000. At the same time, the Credit Agreement was also amended to include GSE.

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

7.       Accounts payable and accrued expenses

Accounts payable and accrued expenses are comprised of the following (in thousands):

---------------------------------------- --------------- -------------
December 31,                                   2003            2002
---------------------------------------- --------------- -------------
---------------------------------------- --------------- -------------
Accounts payable                            $22,795        $  6,324
Payroll and related costs                     6,324           4,617
Restructuring reserve                            72             221
Other                                         8,916           6,390
---------------------------------------- --------------- -------------
---------------------------------------- --------------- -------------
                                            $38,107         $17,552
---------------------------------------- --------------- -------------

8.       Long term debt

Long-term debt is comprised of the following (in thousands):




---------------------------------------------------------- ------------------------- ---------------------
December 31,                                                         2003                    2002
---------------------------------------------------------- ------------------------- ---------------------
---------------------------------------------------------- ------------------------- ---------------------


6% conditional subordinated notes due 2008 (a)                      $7,500                     -
ManTech Note (b)                                                     5,251                     -
Mortgage on MXL Pennsylvania facility (c)                            1,405                  $1,505
Mortgage on MXL Illinois facility (d)                                1,185                   1,212
Senior subordinated debentures                                         423                     558
6% convertible exchangeable notes (e)                                                         2,640
AOtec Debt (f)                                                         922                     -
Other (g)                                                              437                     997
---------------------------------------------------------- ------------------------- ---------------------
---------------------------------------------------------- ------------------------- ---------------------
                                                                    17,123                   6,912
---------------------------------------------------------- ------------------------- ---------------------
---------------------------------------------------------- ------------------------- ---------------------
Less warrant related discount, net of accretion                     (2,262)                      -
---------------------------------------------------------- ------------------------- ---------------------
---------------------------------------------------------- ------------------------- ---------------------
                                                                    14,861                   6,912
Less current maturities                                             (1,112)                 (3,610)
---------------------------------------------------------- ------------------------- ---------------------
---------------------------------------------------------- ------------------------- ---------------------
                                                                   $13,749                  $3,302
---------------------------------------------------------- ------------------------- ---------------------


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

(g) Represents primarily capital lease obligations for equipment.

Aggregate annual maturities of long-term debt at December 31, 2003 are as follows (in thousands):


              2004                                      $ 1,112
              2005                                          742
              2006                                        1,444
              2007                                          100
              2008                                       12,851
        Thereafter                                          874
     --------------------------------------- -----------------------------------


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

10.      Income taxes

The components of income tax expense (benefit) are as follows (in thousands):

------------------------------------ --------------- ---------------- ----------
Years ended December 31,                 2003              2002           2001
------------------------------------ --------------- ---------------- ----------
------------------------------------ --------------- ---------------- ----------
Current
Federal                                 $  39
State and local                           399            $  370         $  537
 Foreign                                  693               361            186
------------------------------------ --------------- ---------------- ----------
------------------------------------ --------------- ---------------- ----------
Total current                           1,131               731            723
------------------------------------ --------------- ---------------- ----------
------------------------------------ --------------- ---------------- ----------
Deferred
Federal                                     -            (1,420)         1,392
State and local                             -              (130)           400
Foreign                                  (245)
------------------------------------ --------------- ---------------- ----------
------------------------------------ --------------- ---------------- ----------
Total deferred                           (245)           (1,550)         1,792
------------------------------------ --------------- ---------------- ----------
------------------------------------ --------------- ---------------- ----------
Total income tax expense (benefit)       $886            $ (819)        $2,515
------------------------------------ --------------- ---------------- ----------

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

10.            Income taxes (Continued)

The difference between the expense (benefit) for income taxes computed at the statutory rate and the reported amount of tax expense (benefit) is as follows:


------------------------------------------------------- -------------- --------------- ---------------
December 31,                                                 2003           2002           2001
------------------------------------------------------- -------------- --------------- ---------------
------------------------------------------------------- -------------- --------------- ---------------
Federal income tax rate                                    (35.0%)        (35.0%)        35.0%
Foreign, State and local taxes net of Federal benefit        5.5            6.8          32.6
Taxes of subsidiaries that are not consolidated
 for tax purposes                                            1.8
Items not deductible - primarily meals
 and entertainment                                           6.2            3.0          23.8
Valuation allowance adjustment                              28.1                         (6.9)
Net losses from foreign operations for which
 no tax benefit has been provided                            0.7            1.7          41.2
Tax effect recorded in stockholders' equity for
 sale of available-for sale-securities                       4.4            9.2          32.0
Other                                                        0.2            0.8           2.5
------------------------------------------------------- -------------- --------------- ---------------
------------------------------------------------------- -------------- --------------- ---------------
Effective tax rate expense (benefit)                        11.9%         (13.5%)      160.2%
------------------------------------------------------- -------------- --------------- ---------------

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

11.      Comprehensive income (loss)

The following are the components of comprehensive income (loss) (in thousands):


                                                                           Year ended December 31,
                                                           --------------------------------------------------------
                                                           ------------------ ------------------ ------------------
                                                                   2003                2002             2001
                                                                   ----                ----             ----
Net loss                                                        $(8,276)            $(5,228)           $(945)
Other comprehensive (loss) income,
 before tax:
Net unrealized loss on
 available-for-sale-securities                                   (1,067)            (12,130)         (30,802)
Net unrealized gain on interest rate swap                            82
Foreign currency translation adjustment                             139                (492)              24
                                                              ---------           ----------      ----------
Comprehensive loss before tax                                      (846)            (11,622)         (31,723)
Income tax benefit related to
 items of other comprehensive income (loss)                         410               4,718           11,905
                                                              ---------               -----           ------
Comprehensive income (loss), net of tax                         $(8,712)           $(13,132)        $(19,818)
                                                                ========           =========        =========

The components of accumulated other comprehensive income are as follows (in thousands):

--------------------------------------------------------- ------------------ ------------------ -------------------
December 31,                                                      2003                2002              2001
--------------------------------------------------------- ------------------ ------------------ -------------------
--------------------------------------------------------- ------------------ ------------------ -------------------
Net unrealized gain on
 available-for-sale-securities                                  $1,613              $2,680           $14,810
Net unrealized gain on interest rate swap                           82
Foreign currency translation adjustment                         (1,010)             (1,149)             (657)
                                                               --------             -------        ----------
Accumulated other comprehensive
 income before tax                                                 685               1,531            14,153
Accumulated income tax expense related
to items of other comprehensive loss                              (661)             (1,071)           (5,789)
                                                               --------             -------          --------
Accumulated other comprehensive
 income, net of tax                                            $    24             $   460           $ 8,364
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


12.      Common Stock, stock options and warrants (Continued)

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


Under the Plan, employees and certain other parties may be granted options to purchase shares of common stock. Although the Plan permits options to be granted at a price not less than 85% of the fair market value, the Plan options primarily are granted at the fair market value of the common stock at the date of the grant and vest over periods ranging from two to ten years from the date of grant. Shares of common stock may also be reserved for issuance pursuant to other agreements.

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

The following table summarizes information about the Plan's options outstanding at December 31, 2003:


                   Range of                 Number        Weighted Average         Weighted-Average
               Exercise Prices            Outstanding     Years Remaining          Exercise Price
-------- ----------------------------- ------------------ ------------------------ --------------------------
-------- ------------ ---------------- ------------------ ------------------------ --------------------------
           $  3.00 -  $  7.75                1,625,272             3.71                  $  4.72
           $  7.76 -  $10.41                   560,000              .71                  $  8.16
            $10.42 -  $15.375                  367,125             4.21                   $14.72
-------- ------------ ---------------- ------------------ ------------------------ --------------------------
-------- ------------ ---------------- ------------------ ------------------------ --------------------------
           $  3.00 -  $15.375                2,552,397             3.12                  $  6.91
-------- ------------ ---------------- ------------------ ------------------------ --------------------------

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

(d) On February 11, 2000, an affiliate of Andersen, Weinroth & Co., L.P. ("Andersen Weinroth") purchased 200,000 shares of Class B Common Stock for $1,200,000. In addition, a general partner of Andersen Weinroth joined the Board of Directors of the Company. On

October 11, 2001, this general partner resigned from the Board of Directors of the Company and converted the 200,000 shares of Class B Common Stock into an equal number of shares of Common Stock.

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
------------------------------- -------------- ------------ --------------- --------------------------

The following table summarizes information relating to currently outstanding and exercisable options at December 31, 2003:



12.      Common Stock, stock options and warrants (Continued)

                                                 Weighted     Weighted                      Weighted
                                                  Average       Average                       Average
          Range of                Number           Years        Exercise        Number        Exercise
        Exercise Prices         Outstanding      Remaining       Price       Exercisable       Price
----------------------------- ---------------- -------------- ------------- --------------- -------------
------------- --- ----------- ---------------- -------------- ------------- --------------- -------------
  $  1.48     -     $  2.95         510,550           4.0         $2.15          393,550         $2.18
  $  2.96     -     $  4.43         789,485           2.6          3.67          389,485          3.83
  $  4.44     -     $  5.90         200,000           3.1          4.75          200,000          4.75
  $  5.91     -     $  7.38          10,000           3.3          6.38           10,000          6.38
  $  7.39     -     $  8.85          20,000           3.2          7.50           20,000          7.50
  $  8.86     -      $11.80             200           2.6         11.25              200         11.25
   $11.81     -      $14.75          26,241           1.7         14.11          126,241         14.11
------------- --- ----------- ---------------- -------------- ------------- --------------- -------------
------------- --- ----------- ---------------- -------------- ------------- --------------- -------------
   Total                          1,656,476           3.0         $4.19        1,139,476         $4.65
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

12.      Common Stock, stock options and warrants (Continued)

Activity relating to stock options granted by Five Star:

  ------------------------------------------------ ------------------- ------------------------
  Options Outstanding                                  Number of          Weighted Average
                                                          Shares           Exercise Price
  ------------------------------------------------ ------------------- ------------------------
  ------------------------------------------------ ------------------- ------------------------
  October 8, 2003                                      1,530,000                   $.19
  Granted
  Exercised
  Terminated
  ------------------------------------------------ ------------------- ------------------------
  ------------------------------------------------ ------------------- ------------------------
  December 31, 2003                                    1,530,000                  .19
  ------------------------------------------------ ------------------- ------------------------
  ------------------------------------------------ ------------------- ------------------------
  Exercisable at December 31, 2003                       975,000                $.22
  ------------------------------------------------ ------------------- ------------------------

The following table summarizes information about the Five Star Plan's options at December 31, 2003:



                                            Weighted    Weighted                             Weighted
                                            Average     Average                              Average
       Range of         Number              Exercise    Years            Number              Exercise
   Exercise Prices      Outstanding          Prices     Remaining        Exercisable          Price
----------------------- ----------------- ------------- ---------------- ---------------- ---------------
------------ -- ------- ----------------- ------------- ---------------- ---------------- ---------------
     $.14    -     .14       925,000            .14        2.95              460,000          .14
      .15    -     .15        50,000            .15        3.24               50,000          .15
      .16    -     .16       150,000            .16        3.64               60,000          .16
      .33    -     .33       405,000            .33         .29              405,000          .33
------------ -- ------- ----------------- ------------- ---------------- ---------------- ---------------
------------ -- ------- ----------------- ------------- ---------------- ---------------- ---------------
     $.13    -    $.33     1,530,000           $.19         .90               975,00         $.22
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

The following tables set forth the sales and operating results attributable to each line of business and includes a reconciliation of the segments sales to consolidated sales and operating results to consolidated income (loss) before income taxes (in thousands):


------------------------------------------------------------- ---------------- ---------------- -------------
Years ended December 31,                                             2003              2002             2001
------------------------------------------------------------- ---------------- ---------------- -------------
------------------------------------------------------------- ---------------- ---------------- -------------
Sales
Manufacturing & Process                                           $127,762         $134,255         $164,361
Information Technology                                               6,213            7,982           11,061
Simulation                                                           6,059
Optical Plastics                                                     8,613            9,996           11,184
Home Improvement Distribution                                       20,031
Corporate & Other                                                                                          5
------------------------------------------------------------- ---------------- ---------------- -------------
------------------------------------------------------------- ---------------- ---------------- -------------
                                                                  $168,678         $152,233         $186,611
------------------------------------------------------------- ---------------- ---------------- -------------
------------------------------------------------------------- ---------------- ---------------- -------------
Operating results
Manufacturing & Process                                         $    3,823       $    1,712       $    8,679
Information Technology                                                 860             (182)           1,596
Simulation                                                             358
Optical Plastics                                                       (60)             429            1,192
Home Improvement Distribution                                          333
Corporate & Other                                                  (10,532)          (5,506)          (3,285)
------------------------------------------------------------- ---------------- ---------------- -------------
------------------------------------------------------------- ---------------- ---------------- -------------
Total operating results                                             (5,218)          (3,547)           8,182
Interest expense                                                    (3,625)          (2,770)          (4,733)
Gains on equity investments, restructuring
charges, amortization of intangible assets,
valuation adjustment of liability for warrants
and gain on sale of marketable securities                            1,423              270           (1,879)
------------------------------------------------------------- ---------------- ---------------- -------------
------------------------------------------------------------- ---------------- ---------------- -------------
(Loss) income from operations before
 income taxes and minority interests                            $   (7,420)      $   (6,047)      $    1,570
------------------------------------------------------------- ---------------- ---------------- -------------


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

Additional information relating to the Company's business segments is as follows (in thousands):


------------------------------------------------------------ --------------- ---------------- ---------------
December 31,                                                        2003            2002              2001
------------------------------------------------------------ --------------- ---------------- ---------------
------------------------------------------------------------ --------------- ---------------- ---------------
Identifiable assets
Manufacturing & Process                                        $  89,201       $  93,193         $  98,453
Information Technology                                             8,088           8,978             8,787
Simulation                                                        19,817
Optical Plastics                                                  10,462           9,818             9,929
Home Improvement Distribution                                     38,721
Corporate & Other                                                 22,034          32,916            43,655
------------------------------------------------------------ --------------- ---------------- ---------------
------------------------------------------------------------ --------------- ---------------- ---------------
                                                                $188,323        $144,905          $160,824
------------------------------------------------------------ --------------- ---------------- ---------------
------------------------------------------------------------ --------------- ---------------- ---------------


------------------------------------------------------------ --------------- ---------------- ---------------
------------------------------------------------------------ --------------- ---------------- ---------------
Years ended December 31,                                            2003            2002              2001
------------------------------------------------------------ --------------- ---------------- ---------------
------------------------------------------------------------ --------------- ---------------- ---------------
Additions to property,
plant, and equipment
Manufacturing & Process                                        $     685       $   1,523        $      557
Information Technology                                                22                                38
Simulation                                                            20
Optical Plastics                                                   1,135             368               693
Home Improvement Distribution                                        159
Corporate & Other                                                    102              25               163
------------------------------------------------------------ --------------- ---------------- ---------------
------------------------------------------------------------ --------------- ---------------- ---------------
                                                               $   2,123       $   1,916         $   1,451
------------------------------------------------------------ --------------- ---------------- ---------------
------------------------------------------------------------ --------------- ---------------- ---------------


------------------------------------------------------------ --------------- ---------------- ---------------
Years ended December 31,                                            2003            2002              2001
------------------------------------------------------------ --------------- ---------------- ---------------
Depreciation and Amortization
Manufacturing & Process                                         $  1,600       $   1,836         $   2,544
Information Technology                                                 1              18               606
Simulation                                                           192
Optical Plastics                                                     565             510               491
Home Improvement Distribution                                         47
Corporate & Other                                                    523             940             2,261
------------------------------------------------------------ --------------- ---------------- ---------------
------------------------------------------------------------ --------------- ---------------- ---------------
                                                                $  2,928       $   3,304         $   5,902
------------------------------------------------------------ --------------- ---------------- ---------------


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

Information about the Company's net sales in different geographic regions, which are attributed to countries based on location of customers, is as follows (in thousands):



                                                                        Year ended December 31,
                                                                     2003          2002             2001
                                                                     ----          ----             ----

United States                                                    $156,394      $139,831         $173,008
Canada                                                              1,221         1,421            2,756
United Kingdom                                                      7,131         7,258            6,962
Latin America and other                                             3,932         3,723            3,885
                                                                    -----    ----------       ----------
                                                                 $168,678      $152,233         $186,611
                                                                 --------      --------         --------

Information about the Company's total assets in different geographic regions is as follows (in thousands):

                                                                             December 31,
                                                                     2003          2002               2001
                                                                     ----          ----               ----
United States                                                    $180,026      $137,303           $152,627
Canada                                                                404         3,076              3,653
United Kingdom                                                      3,820         3,301              2,821
Latin America and other                                             4,073         1,225              1,723
                                                                    -----    ----------         ----------
                                                                 $188,323      $144,905           $160,824
                                                                 --------      --------           --------

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

The components of the restructuring charges are as follows (in thousands):

                                                      1999                          2000
                                                 Restructuring                 Restructuring
                                                     Charge                        Charge
----------------------------------------------- ----------------- ---------- -------------------
----------------------------------------------- ----------------- ---------- -------------------
Balance December 31, 2000                           $ 1,939                       $ 4,926
Utilization                                            (663)                       (2,302)
Reversal of Restructuring
 charges during 2001                                   (202)                          972
----------------------------------------------- ----------------- ---------- -------------------
----------------------------------------------- ----------------- ---------- -------------------
Balance December 31, 2001                           $ 1,074                       $ 1,652
----------------------------------------------- ----------------- ---------- -------------------
----------------------------------------------- ----------------- ---------- -------------------
Utilization                                            (528)                         (689)
Reversal of Restructuring
 charges during 2002                                                                (368)
----------------------------------------------- ----------------- ---------- -------------------
----------------------------------------------- ----------------- ---------- -------------------
Balance December 31, 2002                          $    546                     $    595
----------------------------------------------- ----------------- ---------- -------------------
----------------------------------------------- ----------------- ---------- -------------------
Utilization                                            (256)                         (81)
Restructuring charges (reversals) during 2003
                                                        298                           (8)
----------------------------------------------- ----------------- ---------- -------------------
Balance December 31, 2003                          $    588                     $    506
----------------------------------------------- ----------------- ---------- -------------------


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

Minimum rentals under long-term operating leases are as follows (in thousands):



                                      Real         Machinery &
                                    property        equipment             Total
--------------------------- -------------------- ------------------- -----------
--------------------------- -------------------- ------------------- -----------
2004                                   $4,862      $1,888               $6,750
2005                                    4,724         941                5,665
2006                                    4,319         552                4,871
2007                                    2,620         360                2,980
2008                                    1,501          76                1,577
Thereafter                              2,956                            2,956
--------------------------- -------------------- ------------------- -----------
--------------------------- -------------------- ------------------- -----------
Total                                 $20,982      $3,817              $24,799
--------------------------- -------------------- ------------------- -----------

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

GP Strategies                                                 Supplementary Data
Corporation
and Subsidiaries

SELECTED QUARTERLY FINANCIAL DATA

(unaudited) (in thousands, except per share data)

---------------------------- -------------------------------------------------------------------------------------------------------
---------------------------- -------------------------------------------------------------------------------------------------------
                                                                              three months ended
---------------------------- -------------------------------------------------------------------------------------------------------
---------------------------- --------------- ---------------------- ------------------------ ------------- ------------- -----------
                               March 31,      June 30,    Sept. 30,  Dec. 31,     March 31,     June 30,     Sept. 30,      Dec. 31,
                                 2003           2003        2003       2003         2002          2002          2002          2002
---------------------------- ------------ ------------ ------------ ----------  ------------  ------------- ------------- ----------
---------------------------- ------------ ------------ ------------ ----------  ------------  ------------- ------------- ----------
Sales                         $36,087        $36,038    $34,227     $62,326       $40,226       $39,242       $36,616       $36,149
Gross margin                    3,828          4,313      4,613      10,688         5,448         4,905         3,426         3,686
Net income (loss)                (703)        (2,866)    (2,847)     (1,860)          205            63        (3,887)       (1,609)

Net income (loss) per share:
Basic                            (.04)         (.17)       (.16)       (.11)          .01         (.01)          (.24)         (.10)
Diluted                          (.04)         (.17)       (.16)       (.11)          .01         (.01)          (.24)         (.10)
---------------------------- ------------ ------------ ------------- --------- -------------- ------------- ------------- ----------


                                    PART III


ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Jerome I. Feldman is founder and since 1959 has been Chief Executive Officer and a Director of the Company. He has also been Chairman of the Board of the Company since 1999. He was President of the Company from 1959 until 2001. He has been Chairman of the Board of Five Star Products, Inc. ("Five Star"), a wholesale distributor of home decorating, hardware and finishing products, since 1994, a Director of GSE Systems, Inc. ("GSE"), a real-time simulation company, since 1994, and Chairman of the Board of GSE since 1997. Mr. Feldman is also Chairman of the New England Colleges Fund and a trustee of Northern Westchester Hospital Center. Age 75.

         Scott N. Greenberg has been a Director of the Company since 1987 and President and Chief Financial Officer since 2001. He was Executive Vice President and Chief Financial Officer from 1998 to 2001, Vice President and Chief Financial Officer from 1989 to 1998, and Vice President, Finance from 1985 to 1989. He has been a director of GSE since 1999. Age 47.

         Harvey P. Eisen has been a Director of the Company since 2002. He has been Chairman and Managing Member of Bedford Oak Management, LLC since 1998. Prior thereto, Mr. Eisen served as Senior Vice President of Travelers, Inc. and of Primerica prior to its merger with Travelers in 1993. Mr. Eisen has over thirty years of asset management experience, is often consulted by the national media for his views on all phases of the investment marketplace, and is frequently quoted in The Wall Street Journal, The New York Times, PensionWorld, U.S. News & World Report, Financial World and Business Week, among others. Mr. Eisen also appears regularly on such television programs as Wall Street Week, CNN, and CNBC. Mr. Eisen is a trustee of the University of Missouri Business School where he established the first accredited course on the Warren Buffet Principles of Investing. He is also a trustee at the Rippowam Cisqua School in Bedford, New York and the Northern Westchester Hospital Center. Age 60.

         Marshall S. Geller has been a Director of the Company since 2002. Mr. Geller is Co-Founder and a Senior Managing Member of St. Cloud Capital Partners, L.P., an SBIC (Small Business Investment Company) formed in December 2001. He is also Chairman of the Board, Chief Executive Officer, and Founding Partner of Geller & Friend Capital Partners, Inc., a private merchant bank formed in November 1995. From 1991 to October 1995, Mr. Geller was the Senior Managing Partner of Golenberg & Geller, Inc., a merchant banking investment company. Mr. Geller has spent more than thirty years in corporate finance and investment banking, including twenty years as Senior Managing Director for Bear, Stearns and Company, with oversight of all operations in Los Angeles, San Francisco, Chicago, Hong Kong and the Far East. Mr. Geller currently serves as a director of ShopNBC/Value Vision Media, Inc. and is on the Board of Governors of Cedars-Sinai Medical Center, Los Angeles. Mr. Geller also serves on the Dean's Advisory Council for the College of Business & Economics at California State University, Los Angeles. Age 65.

         Roald Hoffmann, Ph.D. has been a Director of the Company since 1988. He has been the Frank H. T. Rhodes Professor of Humane Letters and Professor of Chemistry since 2001 and from 1974 to 2001 was the John Newman Professor of Physical Science at Cornell University. Dr. Hoffmann is a member of the National Academy of Sciences and the American Academy of Arts and Sciences. In 1981, he shared the Nobel Prize in Chemistry with Dr. Kenichi Fukui. Age 67.

         Bernard M. Kauderer has been a Director of the Company since 1997. He retired from the United States Navy in 1986 as Vice Admiral. He was Former Commander, Submarine Force, United States Atlantic and Pacific Fleets. He has been a consultant to industry and government since 1986. Age 72.

         Mark A. Radzik, a designee of EGI-Fund (02-04) Investors, L.L.C. ("EGI'), has been a Director of the Company since 2002. He has served as a Managing Director of EGI since 1998. Prior to 1998, Mr. Radzik was a vice president of the Merchant Banking Group of Banque Paribas and a manager at Arthur Andersen. Age 39.

         Ogden R. Reid has been a Director of the Company since 1979. Mr. Reid had been Editor and Publisher of the New York Herald Tribune and of its International Edition; Chairman of the Executive Committee of MGM; United States Ambassador to Israel; Chairman of the New York State Commission for Human Rights; a six-term member of the United States Congress and a New York State Environmental Commissioner. He is currently the Chairman of the Council of American Ambassadors. Age 78.

         Gordon Smale has been a Director of the Company since 1997. He has been President and a Director of Atlantic Oil Corporation, a producing oil and gas company, since 1970; President of Atmic, Inc., an oil and gas management company, since 1983; Chairman of the Board of Stephen Energy Company LLC, an oil and gas exploration and development company, since 1992; and Manager of Cedar Ridge LLC, a methane coal gas exploration and development company, since 1994. Age 72.

         Douglas E. Sharp has been the President of GPC since 2002. Mr. Sharp has had a broad range of experience at GPC having worked in all of the market sectors served by GPC during his 21-year tenure at GPC. Mr. Sharp, who is a mechanical engineer, had most recently served as Chief Operating Officer of GPC. Mr. Sharp holds professional engineering registrations in the states of Arizona, Florida, Ohio, South Carolina, Tennessee and Washington. He is a member of the American Society of Training and Development, American Society of Mechanical Engineers and the American Institute of Chemical Engineers. He has been a director of GSE since October 2003. Age 45

         Andrea D. Kantor has been Vice President and General Counsel since 2001, Vice President and Corporate Counsel from 1999 to 2001, and Associate General Counsel from 1988 to 1999. She has been a director of GSE since October 2003. Ms. Kantor practiced law as a corporate associate in New York City at Schulte Roth & Zabel LLP, and prior to that at Sidley Austin Brown & Wood LLP. Ms. Kantor is a member of the Association of the Bar of the City of New York and a member of the Corporate and Securities Law Committee of the American Corporate Counsel Association. Age 46.

Compliance with Section 16(a) of the Exchange Act

         Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's securities, to file reports of ownership and changes in ownership with the SEC and the New York Stock Exchange, and to furnish such reports to the Company.

         Based solely on a review of copies of such reports for 2003 the Company believes that during 2003, all reports applicable to its officers, directors and greater than 10% beneficial owners were filed on a timely basis.

Audit Committee

         The Company has established an Audit Committee of the Board of Directors consisting of Ogden R. Reid, Roald Hoffmann, Mark A. Radzik and Bernard M. Kauderer. The Board of Directors has determined that Mr. Radzik qualifies as an "audit committee financial expert" under applicable SEC regulations and is independent under the NYSE listing standards that currently apply to the Company, although he may not be independent under the NYSE listing standards that will become applicable to the Company at the time of its next annual meeting of stockholders. See Item 13 - "Certain Relationships and Related Transactions."

Code of Ethics

         The Company has adopted a Code of Business Conduct and Ethics for directors, officers and employees of the Company and its subsidiaries, including, but not limited to, the chief executive officer, the chief financial officer, the director of finance and the senior officers in the accounting and finance department of the Company and its subsidiaries. A copy of this Code of Business Conduct and Ethics is incorporated by reference into this report as
Exhibit 14.1. If the Company makes any substantive amendments to the Code of Ethics for its executive officers or directors or grants any waiver from a provision of the Code of Ethics for its executive officers or directors, the Company will within five (5) business days disclose the nature of such amendment or waiver in a Report on Form 8-K or on its website at www.gpstrategies.com.

ITEM 11. EXECUTIVE COMPENSATION

         The following table and notes present the compensation paid by the Company and subsidiaries to its Chief Executive Officer and the Company's other executive officers.

                           Summary Compensation Table



                                                                                         Long Term
                                                    Annual Compensation                Compensation
                                                                              Other
                                                                             Annual     Securities      All Other
                                                  Salary         Bonus    Compensation  Underlying    Compensation
Name and Principal Position             Year        ($)           ($)          ($)      Options(#)         ($)
---------------------------             ----        ---           ---          ---      ----------         ---

Jerome I. Feldman...................    2003       508,583    3,000,000(1)                              73,271(2)
     Chairman and Chief                 2002       436,015           --         --       100,000(3)     32,514(4)
     Executive Officer                  2001       413,915           --         --            --        82,622(5)

Scott N. Greenberg..................    2003       285,500                                              24,584(6)
     President and Chief                2002       239,393           --         --       100,000(3)      7,455(7)
     Financial Officer                  2001       233,158                      --            --         7,121(8)

Douglas E. Sharp....................    2003       317,725(9)                              5,000(3)      5,384(10)
     President, GPC                     2002       280,618(9)        --         --        75,100(3)      5,310(11)
                                        2001       249,894(9)        --         --           100(3)      6,777(12)

Andrea D. Kantor....................    2003       218,490                                               7,219(13)
     Vice President and                 2002       188,003           --         --        50,000(3)      6,463(14)
     General Counsel                    2001       192,410                      --            --         6,841(15)


(1) Bonus earned pursuant to the Incentive Compensation Agreement dated April 1, 2002, as amended. (See Item 13 "Certain Relationships and Related Transactions.").

(2) Includes a $4,404 matching contribution to the GP Retirement Saving Plan (the "GP Plan") and $32,867 for life insurance premiums. Also includes $36,000 paid to Mr. Feldman during the year ended December 31, 2003 by GSE as compensation for serving as a director of GSE. GSE became a majority-owned subsidiary of the Company effective October 23, 2003.

(3) Consists of options to purchase shares of Common Stock granted pursuant to the Company's 1973 Non-Qualified Stock Option Plan, as amended (the "Plan").

(4) Includes a $4,489 matching contribution to the GP Plan; $23,792 for split dollar life insurance premiums; and $4,233 for group term life insurance premiums.

(5) Includes $50,000 for services rendered to GPC; a $4,589 matching contribution to the GP Plan; $19,752 for split dollar life insurance premiums; and $8,281 for group term life insurance premiums.

(6) Includes a $6,056 matching contribution to the GP Plan and $1,278 for life insurance premiums. Also includes $17,250 paid to Mr. Greenberg during the year ended December 31, 2003 by GSE as compensation for serving as a director of GSE. GSE became a majority-owned subsidiary of the Company effective October 23, 2003.

(7) Includes a $6,270 matching contribution to the GP Plan; $568 for split dollar life insurance premiums and $617 for group term life insurance premiums.

(8) Includes a $5,985 matching contribution to the GP Plan; $533 for split dollar life insurance premiums; and $603 group term life insurance premiums.

(9)     Paid by GPC for services rendered solely to GPC.

(10) Includes a $4,271 matching contribution to the GP Plan and $1,113 for life insurance premiums paid by GPC.

(11) Includes a $4,467 matching contribution to the GP Plan; $555 for split dollar life insurance premiums paid by GPC; and $288 for group term life insurance premiums.

(12) Includes a $5,985 matching contribution to the GP Plan; $492 for split dollar life insurance premiums paid by GPC; and $300 for group term life insurance premiums.

(13) Includes a $6,075 matching contribution to the GP Plan and $1,144 for life insurance premiums.

(14) Includes a $5,407 matching contribution to the GP Plan; $439 for split dollar life insurance premiums; and $617 for group term life insurance premiums.

(15) Includes a $6,043 matching contribution to the GP Plan; $396 for split dollar life insurance premiums; and $402 for group term life insurance premiums.


                              Option Grants in 2003

                  The following table and notes contain information concerning the grant of stock options in 2003 pursuant to the Plan to the named executive officers.



                                                     Individual Grants                             Potential Realizable
                                              Percent of                                                Value at Assumed
                                             Total Options                                         Annual Rates of Stock
                                  Options     Granted to     Exercise of                             Price Appreciation for
                                  Granted    Employees in    Base Price         Expiration             Option Term (2)
Name                              (#)(1)         2003          ($/Sh)              Date            5%($)           10%($)
----                              ------         ----          ------              ----            -----           ------

Douglas E. Sharp....................5,000           2           4.90              2/21/08          6,769           14,957
-------------------

(1)      Options were granted at 100% of fair market value on the date of grant.

(2) The dollar amounts are the results of calculations of assumed annual rates of stock price appreciation from the exercise prices on the dates of the grant of the option awards to the dates of the exercise of such options of 5% and 10%, the two assumed rates being required under the rules of the SEC. Based on these assumed annual rates of stock appreciation of 5% and 10%, the Company's stock price at February 21, 2008, is projected to be $6.254 and $7.891, respectively. These assumptions are not intended to forecast future appreciation of the Company's stock price. Indeed, the Company's stock price may increase or decrease in value over the time period set forth above. The potential realizable value computation does not take into account federal or state income tax consequences of option exercises or sales of appreciated stock.

                       Aggregate Option Exercises in 2003
                        And Fiscal Year-End Option Values

         The following table and notes contain information concerning the exercise of stock options under the Plan during 2003 and unexercised options under the Plan held at the end of 2003 by the named executive officers. Unless otherwise indicated, options are to purchase shares of Common Stock.



                                 Shares                          Exercisable/Unexercisable    Value of  Unexercised
                               Acquired on        Value                Options at            In-the-Money-Options at
                                 Exercise       Realized         December 31, 2003(#)         December 31, 2003($)(1)
Name                                (#)             ($)       Exercisable    Unexercisable   Exercisable  Unexercisable
----                           ------------      ---------    -----------    -------------   -----------  -------------

Jerome I. Feldman...............    -0-             -0-          120,289         33,334         266,664       133,336
Scott N. Greenberg..............    -0-             -0-          166,666         33,334         266,664       133,336
Douglas E. Sharp................    -0-             -0-          187,557         56,643         136,065       174,276
Andrea D. Kantor................    -0-             -0-           48,332         16,668         133,328        66,672

(1) Calculated based on $8.00, which was the closing price of the Common Stock as reported by the New York Stock Exchange on December 31, 2003.

Directors Compensation

         During 2003, directors who were not employees of the Company or its subsidiaries received an annual fee of $10,000, payable quarterly, in cash or Common Stock, at their option. In addition, the directors received $1,500 for each meeting of the Board of Directors attended, and generally do not receive any additional compensation for service on the committees of the Board of Directors other than the Audit Committee. Dr. Hoffmann was eligible to receive $6,000 for attending meetings of the Executive Committee in 2003. Employees of the Company or its subsidiaries do not receive additional compensation for serving as directors.

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

         Commencing June 1, 1999, Mr. Feldman's base annual salary is $400,000, with annual increases of $25,000. The Company and Mr. Feldman also agreed to negotiate in good faith to formulate an annual incentive based compensation arrangement based on the Company's achieving certain financial milestones which will be fair and equitable to Mr. Feldman and the Company and its stockholders. Pursuant to such provision, the Compensation Committee approved an Incentive Compensation Agreement (the "Incentive Agreement") with Mr. Feldman on April 1, 2002, which Incentive Agreement was ratified unanimously by the Board of Directors on May 3, 2002, with Mr. Feldman abstaining. The Incentive Agreement provides that Mr. Feldman is eligible to receive from the Company up to five payments in an amount equal to $1 million each, based on the closing price of the Common Stock sustaining or averaging increasing specified levels over periods of at least 10 consecutive trading days. To the extent there are any outstanding loans from the Company to Mr. Feldman at the time an incentive payment is payable, the Company will set off the payment of such incentive payment against the outstanding principal and interest under such loans. The Incentive Agreement will terminate on the earlier to occur of (a) May 3, 2007 and (b) the date of termination of Mr. Feldman's employment with the Company (other than termination by (i) the Company in breach of Mr. Feldman's Employment Agreement or (ii) Mr. Feldman for Good Reason). Each incentive payment is payable on the date earned, except that any incentive payment earned prior to December 31, 2003 is payable on the Company's last payroll date in December. On June 11, 2003, July 23, 2003, and December 22, 2003, Mr. Feldman earned an incentive payment of $1 million each. On October 1, 2003, the Incentive Agreement was amended to allow Mr. Feldman to defer receipt of any incentive payment for a period of at least six months. The deferral period will automatically renew unless Mr. Feldman gives a termination notice at least 30 days prior to the expiration of the deferral period. However, no deferral period may end later than May 31, 2007. A deferral notice with respect to any incentive payment earned prior to December 31, 2003 must be given prior to December 1, 2003 (which notice was timely given by Mr. Feldman to defer all such payments to January 2, 2005), and a deferral notice with respect to any incentive payment earned on or after December 31, 2003 must be given at least five business days prior to the date that such incentive payment is earned. A deferral notice cannot be given, and any deferral period will end, if any outstanding loan from the Company to Mr. Feldman is due and payable and is not otherwise paid. Interest accrues on each deferred amount at the prime rate minus 1%, which is 1% less than the interest rate accrued on the Company's outstanding loans to Mr. Feldman. See "Certain Transactions."

         Pursuant to the employment agreement entered into in 1999, the Company granted Mr. Feldman under the Company's option plan, options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $8.00 per share, the market price on the date of grant. Such options vested 20% immediately and 20% on each June 1 commencing June 1, 2000 and expire on May 31, 2004. The Company is required to provide Mr. Feldman with an automobile, to pay for country club dues, which membership is to be used primarily to further the Company's business, and to maintain the existing life and disability insurance covering Mr. Feldman. The maturity date of the Company's presently outstanding loans to Mr. Feldman was extended to May 31, 2004, and all contractual restrictions imposed by the Company on the disposition by Mr. Feldman of shares of Class B Stock were terminated. On April 1, 2002, the Compensation Committee amended the Employment Agreement to extend the maturity date of such loans to May 31, 2007, which amendment was ratified unanimously by the Board of Directors on May 3, 2002, with Mr. Feldman abstaining.

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

         Commencing July 1, 1999, Mr. Greenberg's base annual salary is $250,000, with annual increases to be determined by the Board of Directors of not less than the greater of (i) 3% and (ii) the percentage increase in the Consumer Price Index. The Company agreed to pay Mr. Greenberg a signing bonus in 1999 of $300,000, which Mr. Greenberg waived. Mr. Greenberg is entitled to an annual bonus based upon the percentage increase in GPC's earnings before interest, taxes, depreciation and amortization, excluding extraordinary or unusual nonrecurring items of income and expense ("EBITDA"), from GPC's EBITDA for the prior year, up to 50% of his base salary. Pursuant to the employment agreement entered into in 1999, the Company has granted Mr. Greenberg under the Company's option plan, options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $8.00 per share, the market price on the date of grant. Such options vest 20% immediately and 20% on each July 1 commencing July 1, 2000 and expire on June 30, 2004. The Company is required to provide Mr. Greenberg with an automobile and to maintain the existing life and disability insurance covering Mr. Greenberg.

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

         Commencing July 1, 1999, Mr. Sharp's base annual salary is $230,000, with annual increases to be determined by the Board of Directors of GPC of not less than 3%. GPC paid Mr. Sharp a signing bonus in 1999 of $300,000. Mr. Sharp is entitled to an annual bonus based upon the percentage increase in GPC's EBITDA from GPC's EBITDA for the prior year, up to 50% of his base salary. Pursuant to the employment agreement entered into in 1999, the Company has granted Mr. Sharp under the Company's option plan, options to purchase 100,000 shares of the Company's Common Stock at an exercise price of $8.00 per share, the market price on the date of grant. Such options vest 20% immediately and 20% on each July 1 commencing July 1, 2000 and expire on June 30, 2004. GPC is required to provide Mr. Sharp with an automobile.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth the number of shares of Class B Stock and Common Stock beneficially owned as of March 15, 2004, by each person who is known by the Company to own beneficially more than 5% of the Company's outstanding Class B Stock or Common Stock.


                             PRINCIPAL STOCKHOLDERS

                                                                           Amount and
                            Name and Address                                Nature of                   Percent of
Title of Class             of Beneficial Owner                        Beneficial Ownership               Class(1)

Class B Stock              Jerome I. Feldman                             568,750 shares(2)                 47.4%
                           c/o GP Strategies Corporation
                           777 Westchester Avenue
                           Fourth Floor
                           White Plains, NY 10604

Class B Stock              Bedford Oak Partners, L.P.                    300,000 shares(3)                 25.0 %
                           100 South Bedford Road
                           Mt. Kisco, NY 10549

Class B Stock              EGI-Fund (02-04) Investors, L.L.C.            300,000 shares(4 )                25.0%
                           Two N. Riverside Plaza
                           Chicago, IL 60606

Common Stock               Jerome I. Feldman                             744,580 shares(2)(5)               4.4%

Common Stock               Bedford Oak Partners, L.P.                  2,431,500 shares(3)(6)              14.6%
                           100 South Bedford Road
                           Mt. Kisco, NY 10549

Common Stock               Gabelli Asset Management, Inc.              1,412,200 shares (7)                 8.7%
                           One Corporate Center
                           Rye, NY 10580

Common Stock               EGI-Fund (02-04) Investors, L.L.C.          1,390,000 shares(4)(8)               8.3%

Common Stock               Caxton International Limited                1,251,200 shares(9)                  7.6%
                           315 Enterprise Drive
                           Plainsboro, NJ 08536

Common Stock               Dimensional Fund Advisors, Inc.               878,955 shares(10)                 5.4%
                           1299 Ocean Avenue
                           Santa Monica, CA 90401

Common Stock               Columbia Wanger Asset Management L.P          870,000 shares(11)                 5.3%
                           227 West Monroe Street
                           Chicago, IL 60606

Common Stock               Pequot Capital Management, Inc.               845,400 shares(12)                 5.2%
                           500 Nyala Farm Road
                           Westport, CT 06880


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

(5) Includes (i) 1,173 shares of Common Stock held by members of Mr. Feldman's family, (ii) 568,750 shares of Common Stock issuable upon conversion of Class B Stock held by Mr. Feldman, (iii) 153,623 shares of Common Stock issuable upon exercise of currently exercisable stock options held by Mr. Feldman and (iii) 4,134 shares of Common Stock allocated to Mr. Feldman's account pursuant to the provisions of the GP Plan. Mr. Feldman disclaims beneficial ownership of the 1,173 shares of Common Stock held by members of his family.

(6) Includes 300,000 shares of Common Stock issuable upon conversion of Class B Stock held by Bedford Oak.

(7) Based on a Schedule 13D filed jointly by Gabelli Funds, LLC, GAMCO Investors, Inc., MJG Associates, Inc. and Gabelli Advisors, Inc. (collectively "Gabelli Asset Management, Inc.") with the SEC on August 20, 2003. Includes 937,500 shares issuable upon exercise of warrants to purchase shares of the Company's Common Stock. See "Certain Transactions."

(8) Includes 300,000 shares of Common Stock issuable upon conversion of Class B Stock held by EGI.

(9) Based on a Schedule 13D/A filed jointly by Caxton International Limited, Caxton Equity Growth (BVI) Ltd., Caxton Equity Growth LLC, and Caxton Associates, L.L.C. with the SEC on June 4, 2002.

(10) Based on a Schedule 13G/A filed by Dimensional Fund Advisors Inc. ("Dimensional") with the SEC on February 6, 2004. Dimensional has informed the Company that the shares are owned by advisory clients of Dimensional and that Dimensional disclaims beneficial ownership of such shares.

(11) Based on a Schedule 13G/A filed by Columbia Wanger Asset Management, L.P. ("CWAM") with the SEC on February 10, 2004. CLWAM has informed the Company that the shares have been acquired by CWAM on behalf of its discretionary clients.

(12) Based on a Schedule 13G/A filed by Pequot Capital Management, Inc. with the SEC on February 13, 2004.

          SECURITY OWNERSHIP OF DIRECTORS AND NAMED EXECUTIVE OFFICERS

         The following table sets forth, as of March 15, 2004, the beneficial ownership of Common Stock, Class B Stock, and voting stock by each director, each of the named executive officers, and all directors and executive officers as a group.



                                         Total Number of                   Total Number of
                                            Shares of        Percent of        Shares of     Percent of  Percent of
                                          Common Stock      Common Stock     Class B Stock     Class B     Voting
                                       Beneficially Owned     Owned(1)    Beneficially Owned  Stock(2)    Stock(3)

Jerome I. Feldman(4)................       744,580(5)            4.4%         568,750(6)        47.4%       20.5%
Scott N. Greenberg(4)...............       226,911(7)            1.4%           --                --          --
Harvey P. Eisen(8)..................     2,432,817(9)           14.6%         300,000(10)        25.0%      18.1%
Marshall S. Geller..................       214,478(11)           1.3%           --                --          --
Roald Hoffmann(4)(12)...............        12,934(11)              *           --                --          --
Bernard M. Kauderer(12).............        14,613(11)              *           --                --          --
Mark A. Radzik(12)(13)..............         2,627(14)              *           --(15)            --          --
Ogden R. Reid(12)...................        13,363(11)              *           --                --          --
Gordon Smale(8).....................        14,934(11)              *           --                --          --
Andrea D. Kantor....................        70,122(11)(16)          *           --                --          --
Douglas E. Sharp....................       155,645(11)(17)       1.1%           --                --          --
Directors and Executive Officers
     as a Group (11 persons)                3,926,263(18)       21.9%         868,750            72.4%      39.9%


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

(4)      Member of the Executive Committee.

(5)      See footnotes 2 and 5 to Principal Stockholders Table.

(6)      See footnote 2 to Principal Stockholders Table.

(7) Includes (i) 200,000 shares of Common Stock issuable upon exercise of currently exercisable stock options held by Mr. Greenberg, (ii) 5,193 shares of Common Stock allocated to Mr. Greenberg's account pursuant to the provisions of the GP Plan and (iii) 4,000 shares of Common Stock held by members of his family. Mr. Greenberg disclaims beneficial ownership of the 4,000 shares held by members of his family.

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

(11) Includes 10,000 shares for each of Messrs. Geller, Hoffmann, Kauderer, Reid and Smale, 65,000 shares for Ms. Kantor and 172,485 for Mr. Sharp issuable upon exercise of currently exercisable stock options.

(12)     Member of the Audit Committee.

(13)     Designee of EGI.

(14) Does not include 1,390,000 shares of Common Stock beneficially owned by EGI. Mr. Radzik disclaims beneficial ownership of such shares. See footnotes 4 and 8 of Principal Stockholders Table.

(15) Does not include 300,000 shares of Class B Stock beneficially owned by EGI. Mr. Radzik disclaims beneficial ownership of such shares. See footnote 4 of Principal Stockholders Table.

(16) Includes 5,122 shares of Common Stock allocated to Ms. Kantor's account pursuant to the provisions of the GP Plan.

(17) Includes 6,399 shares of Common Stock allocated to Mr. Sharp's account pursuant to the provisions of the GP Plan.

(18) Includes (i) 641,108 shares of Common Stock issuable upon exercise of currently exercisable stock options, (ii) 868,750 shares of Common Stock issuable upon conversion of Class B Stock, and (iii) 20,848 shares of Common Stock allocated to accounts pursuant to the provisions of the GP Plan.

                      EQUITY COMPENSATION PLAN INFORMATION

         The following is information as of December 31, 2003 about shares of Company Common Stock that may be issued upon the exercise of options, warrants and rights under the Company's Non-Qualified Stock Option Plan and 2003 Incentive Stock Plan. For a description of the material terms of the Company's Non-Qualified Stock Option Plan and 2003 Incentive Stock Plan, see Note 12 to the Notes to the Consolidated Financial Statements included in the Company's Annual Report for the year ended December 31, 2003.




         Plan category            Number of securities        Weighted average          Number of securities
                                   to be issued upon          exercise price of       remaining available for
                                      exercise of           outstanding options,       future issuance under
                                  outstanding options,       warrants and rights        equity compensation
                                  warrants and rights                                     plans (excluding
                                                                                      securities reflected in
                                                                                            column (a))
                                 (a)                         (b)                      (c)
   -------------------------- -- ----------------------- -- ---------------------- -- -------------------------
   -------------------------- -- ----------------------- -- ---------------------- -- -------------------------
   Equity compensation
   plans approved by
   security holders                             0               -                         2,000,000
   -------------------------- -- ----------------------- -- ---------------------- -- -------------------------
   -------------------------- -- ----------------------- -- ---------------------- -- -------------------------
   Equity compensation
   plans not approved by
   security holders                   2,552,397(i)                $6.91(i)                  711,394(ii)

   -------------------------- -- ----------------------- -- ---------------------- -- -------------------------
   -------------------------- -- ----------------------- -- ---------------------- -- -------------------------

   Total                              2,552,397                   $6.91                     2,711,394
   -------------------------- -- ----------------------- -- ---------------------- -- -------------------------


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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On August 8, 2003, pursuant to a Note and Warrant Purchase Agreement, the Company issued and sold to Gabelli Asset Management, Inc. $7,500,000 aggregate principal amount of 6% Conditional Subordinated Notes due 2008 (the "Notes") and 937,500 warrants ("GP Warrants"), each entitling the holder thereof to purchase (subject to adjustment) one share of the Company's Common Stock. The aggregate purchase price for the Notes and GP Warrants was $7,500,000. Gabelli Asset Management, Inc. beneficially owns approximately 8.7% of the Company's common stock based on a Schedule 13D filed with the SEC on August 20, 2003. "See Principal Stockholders."

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

         The GP Warrants have an exercise price of $8.00 per share and are exercisable at any time until August 2008. The exercise price may be paid in cash, by delivery of Notes, or a combination of the two. The GP Warrants contain anti-dilution provisions for stock splits, reorganizations, mergers, and similar transactions. The Company has agreed to file a registration statement to register the resale of the shares of the Common Stock issuable on exercise of the GP Warrants, and to certain other registration rights in favor of the holders of the GP Warrants.

         On December 8, 2003, a registration statement covering the resale of the shares of common stock issuable on exercise of the GP Warrants was declared effective by the Securities and Exchange Commission.

         In July 2002, the Company announced that it was actively considering a spin-off of certain of its non-core assets, including MXL Industries, Inc. ("MXL"), into a separate corporation named National Patent Development Corporation ("NPDC"). In the spin-off, it is contemplated that each holder of the Company's Common Stock will receive one share of NPDC common stock for each share of the Company's Common Stock or Class B Stock held. The Note and Warrant Purchase Agreement provides that, on completion of the spin-off, NPDC will issue warrants ("NPDC Warrants") to the holders of the GP Warrants. The NPDC Warrants will entitle the holders to purchase, in the aggregate, a number of shares of NPDC common stock equal to 8% of the number of shares outstanding at completion of the spin-off, subject to reduction for any GP Warrants exercised prior to the spin-off. The NPDC Warrants will be issued to the holders of the GP Warrants on the record date for the spin-off, and allocated among them pro-rata based on the respective number of GP Warrants held by them on such date. The exercise price of the GP Warrants will be adjusted to take into account the spin-off and issuance of the NPDC Warrants by multiplying the exercise price of the GP Warrants in effect immediately prior to the spin-off by a fraction, the numerator of which is the average closing price of the Company's Common Stock over the 20 consecutive trading days commencing on the record date of the spin-off, and the denominator is the sum of the average closing prices of the Company's Common Stock and NPDC common stock over the same period (assuming the issuance in the spin-off of one share of NPDC common stock for each share of the Company's Common Stock or Class B Stock held). The exercise price of the NPDC Warrants will be 160% of the average closing price of the NPDC common stock over the 20 consecutive trading days commencing on the record date of the spin-off. The NPDC Warrants will be exercisable at any time after their exercise price is calculated through August 2008. The NPDC Warrants will have similar anti-dilution provisions similar to those contained in the GP Warrants. NPDC has agreed to provide the holders of the NPDC Warrants with registration rights similar to those provided by the Company to the holders of the GP Warrants.

         In connection with the proposed spin-off, the Company intends to contribute the Pawling property, subject to the mortgage, to MXL. MXL will assume the mortgage, but without liability for repayment of the Notes or any other obligations of the Company under the Note and Warrant Purchase Agreement (other than foreclosure on such property). If there is a foreclosure on the mortgage for payment of the Notes, the Company has agreed to indemnify MXL for loss of the value of the property.

         On February 12, 2004, NPDC filed documents with the Securities and Exchange Commission relating to the proposed spin-off and the Company anticipates that the spin-off will occur at the conclusion of the SEC review process. If the spin-off does not occur prior to February 2005, the Noteholders will have the right to require the Company to redeem the Notes in April 2005. There can be no assurance that the spin-off will be consummated.

         On October 19, 2001, the Company sold 300,000 shares of Class B Stock (the "Bedford Shares") of the Company for an aggregate purchase price of $900,000 to Bedford Oak in a private placement transaction pursuant to the Bedford Oak Agreement. Upon the disposition of any of the Bedford Shares (other than to an affiliate of Bedford Oak who agrees to be bound by the provisions of the Bedford Oak Agreement) or at the request of the Board of Directors of the Company, Bedford Oak is required to exercise the right to convert all of the Bedford Shares then owned by Bedford Oak into an equal number of shares of Common Stock of the Company.

         Pursuant to an agreement dated May 3, 2002 (the "EGI Agreement"), the Company sold to EGI in a private placement transaction 1,000,000 shares of Common Stock (the "EGI Common Shares") of the Company for an aggregate purchase price of $3,500,000 and 300,000 shares of Class B Stock (the "EGI Class B Shares") of the Company for an aggregate purchase price of $1,260,000.

         Until such time as EGI has disposed of more than 50% of the aggregate number of EGI Common Shares and EGI Class B Shares, EGI is entitled to designate one representative to serve as a member of the Board, subject to the approval of the Company, which approval shall not be unreasonably denied or delayed. Mark Radzik, a designee of EGI, has been serving as a director of the Company since 2002.

         Upon the disposition of any of the EGI Class B Shares (other than to an affiliate of EGI or to a transferee approved by the Board who in each case agrees to be bound by the provisions of the EGI Agreement), EGI is required to exercise the right to convert all of the EGI Class B Shares then owned by EGI into an equal number of shares of Common Stock (the "EGI Underlying Shares") of the Company. Until May 3, 2003, the Company had the right to purchase all, but not less than all, of the EGI Class B Shares then owned by EGI at a price per share equal to the greater of (i) the 90 day trailing average of the closing prices of the Common Stock and (ii) $5.25. If the Company had exercised such right, EGI had the right to sell to the Company all or part of the EGI Common Shares then owned by EGI at a price per share of $3.50. On April 14, 2003, the Company irrevocably waived its right to exercise such call option with respect to the EGI Class B Shares.

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

         Until November 3, 2003, EGI had agreed not to (a) effect, propose to effect, or participate in (i) any acquisition of any assets of the Company or any of its subsidiaries; (ii) any tender or exchange offer, merger, or other business combination involving the Company or any of its subsidiaries not approved by the Board; (iii) any recapitalization, restructuring, liquidation, dissolution, reverse stock split, or other extraordinary transaction with respect to the Company or any of its subsidiaries not approved by the Board; or
(iv) any solicitation of a proxy to vote any voting securities of the Company;
(b) form, join, or participate in a group with non-affiliates; (c) otherwise seek to control or influence the management, Board, or policies of the Company, except through EGI's designee on the Board in his or her capacity as a member of the Board; (d) take any action which might obligate the Company to make a public announcement regarding any of the types of matters set forth in (a) above; or
(e) enter into any discussions or arrangements with any third party with respect to any of the foregoing.

         On April 1, 2002, Jerome I. Feldman and the Company entered into an incentive compensation agreement pursuant to which Mr. Feldman is eligible to receive from the Company up to five payments in an amount of $1 million each, based on the closing price of the Company's Common Stock sustaining or averaging increasing specified levels over periods of at least 10 consecutive trading days. On June 11, 2003, July 23, 2003 and December 22, 2003, Mr. Feldman earned an incentive payment of $1 million each, which payments will be made on January 2, 2005 unless further deferred as set forth above in "Employment Agreement." To the extent there are any outstanding loans from the Company to Mr. Feldman at the time an incentive payment is payable, the Company has the right to set-off the payment of such incentive payment first against the outstanding accrued interest under such loans and next against any outstanding principal. See "Employment Agreement."

         The Company has made loans to Jerome I. Feldman, the Chairman of the Board and Chief Executive Officer of the Company. Mr. Feldman primarily utilized the proceeds of such loans to exercise options to purchase Class B Stock. Such loans bear interest at the prime rate of Wachovia Bank and are secured by the purchased Class B Stock and certain other assets. The largest aggregate amount of indebtedness (including principal and accrued interest) outstanding since January 1, 2003 was $5,678,785. As of March 31, 2004, the aggregate amount of indebtedness outstanding under the loan, after giving effect to the applications of the three $1 million incentive payments to Mr. Feldman described above was $2,772,209. See "Employment Agreement."

         On July 1, 2002, the Company made a loan to Douglas Sharp, the President of GPC, in the principal amount of $150,000 in connection with Mr. Sharp's relocation. The loan bears interest at the prime rate of Wachovia Bank. The largest aggregate amount of indebtedness (including principal and interest) outstanding since January 1, 2003 was $152,123. As of March 31, 2004, the aggregate amount of indebtedness outstanding under the loan was $105,920.

         During the fourth quarter of 2003, due to the Company's acquisition of additional shares of GSE, bringing its ownership of the common stock to GSE from approximately 22% to approximately 58%, GSE became a majority owned subsidiary of the Company.

         In December 2003, GSE's Board of Directors elected John Moran, an executive of the Company with experience in the power industry and simulation technology, as Chief Executive Officer. Mr. Moran will continue as an employee of the Company, however, Mr. Moran will devote 100% of his time to the performance of his duties as CEO of GSE. For 2003, GSE reimbursed the Company

$35,000 for his compensation and benefits and in 2004 GSE will reimburse the Company $300,000 for Mr. Moran's compensation and benefits.

         In December 2003, GSE agreed to pay to GPC approximately $35,000 for services performed by GPC personnel in the fourth quarter 2003 for the implementation of the Management Services Agreement, described below, which became effective January 1, 2004. In addition, GSE agreed to reimburse GPC $30,000 for coverage under GPC's directors and officers liability and umbrella insurance for November and December 2003.

         In March of 2000, the Company agreed to guarantee up to $1,800,000 of GSE's credit facility and received a warrant to purchase 150,000 shares of GSE common stock which warrant expired unexercised, in consideration of such guarantee. On March 23, 2003, the Company extended its guarantee and received 150,000 shares of GSE common stock with a value of $180,000.

         On March 30, 2004, GSE was added as an additional borrower under the Financing and Security Agreement between GPC and a financial institution which expires on August 23, 2005. Under the terms of the agreement, $1.5 million of GPC's available credit facility has been carved out for use by GSE. The line is collateralized by substantially all of GSE's assets and provides for borrowings of up to 80% of eligible accounts receivable and 80% of eligible unbilled receivables, up to a maximum of $1.5 million. The Company agreed to guarantee GSE's borrowings as part of its fee pursuant to the Management Services Agreement described below.

         On January 1, 2004, GSE entered into a Management Services Agreement with the Company pursuant to which the Company agreed to provide corporate support services to GSE, including accounting, finance, human resources, legal, network support and tax. In addition, GSE will use GPC's financial system. GSE will pay an annual fee to GPC of $685,000. The term of the agreement is one year. The agreement can be renewed for successive one-year terms.

         Five Star purchased its business from the Company in 1998 for approximately $16,500,000 in cash and a five-year 8% unsecured senior note in the original principal amount of $5,000,000 (the "Five Star Note"). In 2001, the maturity of the Five Star Note was extended until September 30, 2004 and on March 31, 2004 was further extended until June 30, 2005.

         On October 8, 2003, the Company exchanged $500,000 principal amount of the Five Star Note for 2,000,000 shares of Five Star common stock, reducing the outstanding principal amount of the Five Star Note to $3,000,000, as described below, and increasing the Company's ownership of Five Star common stock to approximately 54% of the then outstanding shares. In consideration for the Company agreeing to exchange the debt for common stock at a conversion price of $0.25 per share, which was more than twice the $0.11 closing market price of Five Star's common stock on the day prior to approval of the transaction, Five Star agreed to terminate the voting agreement between Five Star and the Company. The voting agreement, which by its terms would in any case have terminated on June 30, 2004, provided that the Company (i) would vote its shares of Five Star common stock so that not more than 50% of the members of Five Star's board of directors would be officers or directors of the Company and (ii) would vote on matters other than the election of directors in the same proportion as Five star's other shareholders. The transaction was approved by a Special Committee of Five Star's board of directors; the Special Committee consisted of an independent non-management director who is unaffiliated with the Company.

         On June 20, 2003, the Company entered into an Agreement of Subordination and Assignments (the "Subordination Agreement") with Five Star and its lenders that permits the annual repayment of principal on the Five Star Note. Pursuant to the provisions of the Subordination Agreement, in each of June and July 2003, the Company received a partial repayment from Five Star in the amount of $500,000, reducing the outstanding principal amount of the Five Star Note from $4,500,000 to $3,500,000. On October 8, 2003 (as described above), the Company exchanged $500,000 principal amount of the Five Star Note for 2,000,000 shares of Five Star common stock, reducing the outstanding principal amount of the Five Star Note to $3,000,000. Pursuant to the provision of the Subordination Agreement, in December 2003, the Company received a partial repayment from Five Star in the amount of $200,000, further reducing the outstanding principal amount of the Five Star Note to $2,800,000. The Five Star Note and all the shares of Five Star common stock owned by the Company, along with the Company's rights under the Subordination Agreement, will be transferred to NPDC prior to the spin-off.

         On February 6, 2004, Five Star announced an issuer tender offer through which it would repurchase up to 5,000,000 shares, or approximately 30% of its common stock currently outstanding, at $0.21 per share, originally set to expire on March 16, 2004. On March 17, 2004, Five Star announced that it had increased the price it was offering to pay for the shares in the tender offer to $0.25 per share and extended the offer to March 31, 2004. Based on the final tabulation by the depositary for the tender offer, approximately 2,648,000 shares of common stock were tendered and acquired by Five Star. The effect of the tender offer was to increase the Company's ownership in Five Star to approximately 64%.

         In connection with the tender offer, the Company and Five Star agreed that, if Five Star had acquired at least 3,750,000 shares of its common stock pursuant to the tender offer, the Company would exchange certain of the principal of the Five Star Note for shares of Five Star common stock to allow the Company to increase its ownership to at least 80% of Five Star's common stock. If the Company were to increase its ownership to at least 80% of Five Star's common stock, Five Star would become, for federal tax purposes, part of the affiliated group of which the Company is the common parent. As a member of such affiliated group, Five Star would be included in the Company's consolidated federal income tax returns, Five Star's income or loss would be included as part of the income or loss of the affiliated group and any of Five Star's income so included might be offset by the consolidated net operating losses, if any, of the affiliated group. The agreement between the Company and Five Star also provided that, if Five Star became a member of the affiliated group, the Company and Five Star would enter into a tax sharing agreement pursuant to which Five Star would make tax sharing payments to the Company equal to 80% of the amount of taxes Five Star would pay if Five Star were to file separate consolidated tax returns but did not pay as a result of being included in the Company affiliated group. The Company and Five Star intend to enter into such a tax sharing agreement if, in the future, the Company acquires a number of shares of Five Star common stock such that Five Star becomes a member of the affiliated group. If the Company completes the spin-off of NPDC, which would then hold the Company's interest in Five Star, NPDC would enter into such tax sharing agreement in lieu of the Company.

         Five Star leases 236,000 square feet in New Jersey and 111,000 square feet in Connecticut. Five Star's operating lease for the New Jersey facility expires in March, 2007 and the annual rent is $1,187,000. Five Star's lease for the Connecticut facility expires in February, 2007 and its annual rent is $402,000. Five Star's White Plains, New York office space is provided by the Company pursuant to the Management Services Agreement. The Company has guaranteed the leases for Five Star's New Jersey and Connecticut warehouses totaling approximately $1,347,000 per year through the first quarter of 2007 and an aggregate of $116,000 for certain Five Star equipment leases through April 2004.

         As of January 1, 1994, Five Star and the Company entered into a three-year Management Services Agreement pursuant to which certain direct and indirect services will be provided to Five Star by the Company. The services provided by the Company include legal, tax, business development, insurance and employee benefit administration services. Five Star pays the Company a fee of up to $10,000 per month during the term of the Agreement. The Agreement is automatically renewable for successive one-year terms unless one of the parties notifies the other in writing at least six months prior to the end of the initial term or any renewal thereof. The Agreement was renewed for 2003 and 2004.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Auditors Fees

    The following table sets forth the fees billed to the Company and its subsidiaries for the fiscal years ended December 31, 2003 and 2002 for professional services rendered by the Company's independent auditors, KPMG LLP:

                                          December 31,        December 31,
                                              2003(a)                2002
                                              ----                ----

   Audit Fees(b)...................     $     917,750         $ 634,850
   Audit-Related Fees(c)...........     $      53,500         $  26,000
   Tax Fees(d)                          $     213,530         $ 284,850
   All other Fees(e)...............     $       -0-           $     -0-
----------

(a) The amount for 2003 include fees for GSE, which became a majority owned subsidiary of the Company effective October 23, 2003. KPMG's fees attributable to GSE were $149,000 for Audit fees, $9,500 for Audit-related fees, and $118,718 for Tax fees.

(b) Audit fees consisted principally of fees for the audit of the annual financial statements and reviews of the condensed consolidated financial statements included in the Company's quarterly reports on Form 10-Q and review of registration statements.

(c) Audit-related fees consisted of the audit of the financial statements of the Company's employee benefit plan.

(d)  Includes fees for tax compliance, tax advice and tax planning.

(e) All other fees consisted of permitted non-audit services that do not fall into any other specified categories.

Policy on Pre-Approval of Services Provided by Independent Auditor

         Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of KPMG are subject to specific pre-approval policies of the Audit Committee. All audit and permitted non-audit services to be performed by KPMG require pre-approval by the Audit Committee in accordance with pre-approval policies established by the Audit Committee. The procedures require all proposed engagements of KPMG for services of any kind be directed to the Company's General Counsel and then submitted for approval to the Audit Committee prior to the beginning of any service.



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

Dated: April 29, 2004

                                  EXHIBIT INDEX
Exhibit #

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

Exhibit #

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

10.11 Employment Agreement, dated as of July 1, 1999, between the Registrant and Douglas E. Sharp.**

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

Exhibit #

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

Exhibit #

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

Exhibit #

10.31 Termination Agreement dated as of December 21, 2001 between Hydro med Sciences and Shire US Inc. Incorporated herein by reference to Exhibit
          10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

10.32 Stock Purchase Agreement dated as of May 30, 2003, by and among Hydro Med Sciences, Inc. and Investors.**

10.33 Amendment No. 1 to Stock Purchase Agreement dated November 18, 2003 by and among Valera Pharmaceutical, Inc. (f/k/a Hydro Med Sciences, Inc.) and Investors.**

10.34 Amended and Restated Investor Rights Agreement dated May 30, 2003, by and among Hydro Med Sciences, Inc. and Investors.**

10.35 Amended and Restated Investor Right of First Refusal and Co-Sale Agreement dated as of May 30, 2003 by and among Hydro Med Sciences, Inc. and Investors.**

10.36 Amended Note dated December 19, 2003 in the amount of $2,800,000 payable by Five Star Products, Inc. to JL Distributors, a wholly owned subsidiary of the Registrant.**

10.37 Amended Note dated March 31, 2003 in the amount of $2,800,000 payable by Five Star Products, Inc. to JL Distributors, a wholly owned subsidiary of the Registrant.**

10.38 Tax Sharing Agreement dated as of February 1, 2004 between Registrant and Five Star Products.**

10.39 Conversion Letter dated January 22, 2004 between the Registrant and Five Star Products.**

10.40 Agreement of Subordination & Assignment dated as of June 30, 2003 by JL Distributors in Favor of Fleet Capital Corporation.**

10.41 Stock Purchase Agreement dated as of May 3, 2002 by and between the Registrant and EGI-Fund(02)04 Investors, L.L.L. Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the second quarter ended March 31, 2002.

Exhibit #

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

Exhibit #

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

Exhibit #

10.60 Management Service Agreement dated January 1, 2004 between the Registrant and GSE Systems, Inc.**

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

14.1      Code of Ethics Policy**

18        Not Applicable

19        Not Applicable

20        Not Applicable

21        Subsidiaries of the Registrant**

22        Not Applicable

23        Consent of KPMG LLP, Independent Auditors**

23.1      Consent of Eisner LLP, Independent Auditors**

28        Not Applicable

31.1      Certification of Chief Executive Officer*

31.2      Certification of Chief Financial Officer*

32.1      Certification Pursuant to Section 18 U.S.C. Section 1350.*

-------------------------

*  Filed herewith.
**Previously Filed