Form 10-Q
period 2004-03-31
GP STRATEGIES CORP
filed 2004-05-17
CIK 70415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSAUNT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              ----------------------------------------------

Commission File Number:                                1-7234
                       -------------------------------------------------------

                            GP STRATEGIES CORPORATION
-----------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                               13-1926739
------------------------------------                        ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization                               Identification No.)

777 Westchester Avenue, White Plains, NY                            10604
-------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip code)

                                 (914) 249-9700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period) that the registrant was required to file such reports and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12(b)-2 of the Exchange Act). Yes      No   X
                                              ---          ---

Indicate the number of shares outstanding of each of issuer's classes of common stock as of May 12, 2004:

             Common Stock                                16,420,178 shares
             Class B Capital                              1,200,000 shares

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                        Page No.

                          Part I. Financial Information

Item 1.      Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets -
                March 31, 2004 and December 31, 2003                        1

             Condensed Consolidated Statements of Operations-
                Three Months Ended March 31, 2004 and 2003                  3

             Condensed Consolidated Statements of Cash Flows -
                Three Months Ended March 31, 2004 and 2003                  4

             Notes to Condensed Consolidated Financial Statements           5

Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        20

Item 3.      Quantitative and Qualitative Disclosure About Market Risk     27

Item 4.      Controls and Procedures                                       27

                           Part II. Other Information

Item 6.      Exhibits and Reports on Form 8-K                              29

             Signatures                                                    30

                          PART I. FINANCIAL INFORMATION

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (in thousands)

                                                                    March 31,       December 31,
                                                                      2004                   2003
                                                                      ----                   ----
ASSETS
Current assets:
    Cash and cash equivalents                                            $ 4,308           $ 4,416
    Accounts and other receivables, net                                   42,385            39,737
    Inventories                                                           27,967            28,300
    Costs and estimated earnings
     in excess of billings on uncompleted contracts                       16,336            14,502
    Prepaid expenses and other current assets                              6,818             6,705
                                                                     -----------       -----------
         Total current assets                                             97,814            93,660
                                                                      ----------        ----------

Investments and marketable securities                                      3,102             4,225

Property, plant and equipment, net                                         8,735             8,994

Intangible assets
    Goodwill                                                              62,432            62,395
    Patents, licenses and contract rights, net                               958             1,031
                                                                    ------------      ------------
                                                                          63,390            63,426

Deferred tax assets                                                       11,923            11,688
Other assets                                                               5,698             6,330
                                                                     -----------       -----------
          Total assets                                                  $190,662          $188,323
                                                                        ========          ========






   See accompanying notes to the condensed consolidated financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)
                                 (in thousands)


                                                               March 31,                December 31,
                                                                  2004                      2003
                                                                  ----                      ----
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                            $ 945                   $ 1,112
    Short-term borrowings                                          29,895                    26,521
    Accounts payable and accrued expenses                          38,615                    38,107
    Billings in excess of costs and estimated
     earnings on uncompleted contracts                              9,334                     9,922
                                                               ----------                ----------
         Total current liabilities                                 78,789                    75,662
                                                                ---------                 ---------

Long-term debt less current maturities                             13,755                    13,749
Other non-current liabilities                                       1,852                     1,728
                                                               ----------                 ---------
         Total liabilities                                         94,396                    91,139
                                                                ---------                  --------

Minority interests                                                  3,861                     4,372

Stockholders' equity:
    Common stock                                                      163                       163
    Class B capital stock                                              12                        12
    Additional paid in capital                                    196,804                   196,541
    Accumulated deficit                                          (101,312)                 (101,443)
    Accumulated other comprehensive income (loss)                    (777)                       24
    Note receivable from stockholder                               (2,322)                   (2,322)
    Treasury stock, at cost                                          (163)                     (163)
                                                              -----------              ------------
         Total stockholders' equity                                92,405                    92,812
                                                               ----------                ----------
         Total liabilities and stockholders' equity              $190,662                  $188,323
                                                                 ========                  ========






   See accompanying notes to the condensed consolidated financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)


                                                                                  Three months
                                                                                ended March 31,
                                                                              2004             2003
                                                                              ----             ----

     Sales                                                                 $71,841          $36,087
     Cost of sales                                                          61,375           32,259
                                                                            ------           ------
          Gross profit                                                      10,466            3,828

     Selling, general & administrative expenses                             (9,230)          (4,423)
                                                                           -------          -------

          Operating income (loss)                                            1,236             (595)

     Interest expense                                                         (902)            (596)

     Investment and other income, net                                           83              160

     Gain on sales of marketable securities                                    301               74
                                                                          --------           ------

          Income (loss) before income tax (expense) benefit and
          minority interests                                                   718             (957)

     Income tax (expense) benefit                                             (441)             254
                                                                          --------          -------

          Income (loss) before minority interests                              277             (703)

     Minority interests                                                       (146)               -
                                                                          ---------       ---------

          Net income (loss)                                                $   131           $ (703)
                                                                           =======           =======

     Net income (loss) per share:
     Basic and diluted                                                    $    .01         $   (.04)
                                                                          ========         ========


   See accompanying notes to the condensed consolidated financial statements.




                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                                    Three months
                                                                                   ended March 31
                                                                           -------------------------------------
                                                                           --------------- ---------------------
                                                                                 2004                 2003
                                                                                 ----                 ----
Cash flows from operating activities:
Net (loss) income                                                           $    131           $     (703)
Adjustments to reconcile net (loss) income to net cash
 used in operating activities:
Issuance of stock for retirement savings plan                                     45                  290
Depreciation and amortization                                                    875                  837
Non-cash credit to compensation expense                                         (167)                (306)
Gain on sales of marketable securities                                          (301)                 (74)
Changes in other operating items                                              (4,518)                (746)
                                                                              -------           ----------
Net cash used in by operating activities                                      (3,935)                (702)
                                                                              -------           ----------

Cash flows from investing activities:
Proceeds from sales of marketable securities                                     872                  266
Additions to property, plant and equipment                                      (374)                (412)
Reduction in investments and other assets, net                                     -                  354
                                                                           ---------             --------
Net cash provided by investing activities                                        498                  208
                                                                              ------             --------

Cash flows from financing activities:
Proceeds from short-term borrowings                                            3,374                  304
Proceeds from exercised stock options                                            218                  104
Repayments of long-term debt                                                    (266)                (223)
                                                                              -------            ---------
Net cash provided by financing activities                                      3,326                  185
                                                                               -----             --------

Effect of exchange rate changes on cash and cash equivalents                       3                  (61)
                                                                            --------           -----------

Net decrease in cash and cash equivalents                                  $   (108)             $    (370)
Cash and cash equivalents at the beginning of the period                      4,416                  1,516
                                                                           --------              ---------
Cash and cash equivalents at the end of the period                          $ 4,308               $  1,146
                                                                            -------               --------



   See accompanying notes to the condensed consolidated financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of presentation and summary of significant accounting policies

Description of business

GP Strategies Corporation (the "Company") currently consists of five operating business segments. The Company's principal operating subsidiary is General Physics Corporation ("GP" or "General Physics"). GP is a global workforce development company that improves the effectiveness of organizations by providing training, management consulting, e-Learning solutions and engineering services that are customized to meet the needs of specific clients. Clients include Fortune 500 companies, manufacturing, process and energy companies, and other commercial and governmental customers.

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

GSE Systems, Inc. ("GSE") is a world leader in real-time power plant simulation and makes up the Company's new Simulation Segment. During the fourth quarter of 2003 due to the Company's acquisition of additional shares of GSE, which brought its ownership interest to 58%, GSE is consolidated into the Company's condensed consolidated financial statements as of and for the three months ended March 31, 2004. The Company's Optical Plastics Segment is comprised of the Company's wholly owned subsidiary MXL Industries, Inc. ("MXL"). MXL is a specialist in the manufacture of polycarbonate parts requiring strict adherence to optical quality specifications, and in the application of abrasion and fog resistant coatings to these parts. Five Star Products, Inc. ("Five Star") is a leading regional distributor of paint sundry items, interior and exterior stains, brushes, rollers, caulking compounds and hardware products and makes up the Company's new Home Improvement Distribution Segment. During the fourth quarter of 2003, due to the Company's acquisition of additional shares of Five Star, which brought its ownership interest at that time to 54%, Five Star is consolidated into the Company's condensed consolidated financial statements as of and for the three months ended March 31, 2004.

Principles of consolidation and investments

The accompanying Condensed Consolidated Balance Sheet as of March 31, 2004 and the Condensed Consolidated Statements of Operations and Cash Flows for the three months ended March 31, 2004 and 2003 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)

1. Basis of presentation and summary of significant accounting policies (Continued)

United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003 as presented in our Annual Report on Form 10-K/A. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2004 interim period are not necessarily indicative of results to be expected for the entire year.

The condensed consolidated financial statements include the operations of the Company and, except for Valera Pharmaceuticals ("Valera") as discussed below, its majority-owned subsidiaries. The minority interests balance is comprised of the 46 % minority share in Five Star and 42 % minority share in GSE which the Company did not own. All significant intercompany balances and transactions have been eliminated.

The Company owns 100% of the common stock of Valera, however, it no longer has financial or operating control of the entity and accordingly, effective December 27, 2001, the Company has accounted for its investment in Valera under the equity method.

In July 2002, the Company's Board of Directors approved a spin-off of certain of its non-core assets into a separate corporation, National Patent Development Corporation ("NPDC"). After the spin-off becomes effective, the Company's business would be comprised of its training and workforce development business operated by General Physics and the GSE simulation business. NPDC would be a stand- alone public company owning all of the stock of MXL, the interest in Five Star and certain other non-core assets. The separation of these businesses will be accomplished through a pro-rata distribution (the "Distribution") of 100% of the outstanding common stock of NPDC to the Company's stockholders on the record date of the Distribution.

On March 21, 2003, the Internal Revenue Service issued a favorable tax ruling, which would enable the Distribution to be tax-free. As a result, each stockholder of the Company would receive a tax-free stock dividend of one share of NPDC common stock for every share of the Company's common stock or Class B capital stock owned on the record date of the Distribution. On February 12, 2004 the Company filed documents with the Securities and Exchange Commission relating to the proposed spin-off.

1. Basis of presentation and summary of significant accounting policies (Continued)

Stock based compensation

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations in accounting for its plans, as permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure."

Proforma net income and net income (loss) per share as if the Company recorded compensation expense based upon the fair value of stock-based awards at the grant date have been presented in accordance with the provisions of SFAS No 123, for the three months ended March 31, 2004 and 2003 and are as follows (in thousands, except per share amounts):


                                                                       Three Months ended March 31,
                                                                              2004           2003
                                                                              ----           ----
Net income (loss) - As reported                                             $  131        $  (703)
Compensation expense, net of tax
                        Company stock options                                  (84)           (81)
                        GSE stock options                                       (9)             -
                        Five Star stock options                                 (2)             -
                                                                          --------     ----------
                        Pro forma net income (loss)                         $   36         $ (784)
                                                                            ------         ------

Basic and diluted income (loss) per share
                        As reported                                        $   .01       $   (.04)
                        Company stock options                                 (.01)          (.01)
                        GSE stock options                                        -              -
                        Five Star stock  options                                 -              -
                                                                         ---------     ----------
                        Pro forma net income (loss) per share              $   .00       $   (.05)
                                                                           -------       --------

Company stock options

The per share weighted-average fair value of stock options granted during the three months ended March 31, 2004 and 2003 were $1.46 and $2.89, respectively,



1. Basis of presentation and summary of significant accounting policies (Continued)

on the date of grantusing the modified Black Scholes option-pricing model with the following weighted-average assumptions:

                                                  March 31,
                                          2004                 2003
                                          ----                 ----
        Expected dividend yield              0%                     0%
        Risk-free interest rate           1.70%                  2.45%
        Expected volatility              34.08%                 78.76%
        Expected life                     2 years                4 years

There were no GSE and Five Star options granted during the three months ended March 31, 2004. Outstanding GSE and Five Star options relate to grants to employees and directors of those companies.

Reclassifications

Certain prior year amounts in the financial statements and notes thereto have been reclassified to conform to 2004 classifications.

2.       Income (loss) per share

Income (loss) per share (EPS) for the three months ended March 31, 2004 and 2003 is as follows (in thousands, except per share amounts):
                                                            Three months
                                                          ended March 31,
                                                   ---------------------------
                                                        2004              2003
                                                        ----              ----
Basic and diluted EPS
    Net income (loss)                                 $  131           $  (703)
                                                      ------           --------

    Basic weighted average shares outstanding         17,574            16,581
    Dilutive impact of stock options                     593                 -
    Diluted weighted average shares outstanding       18,167            16,581
                                                      ------           -------

    Basic net income (loss) per share               $    .01         $    (.04)
                                                    --------         ----------

    Diluted net income (loss) per share (a)         $    .01         $    (.04)
                                                    --------         ----------

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding, including Class B common shares, during the period. Class B common stockholders have the same rights to share in profits and losses and liquidation values as common stock holders. Diluted net income (loss) per share is based upon the weighted average number of common shares outstanding and potentially dilutive securities outstanding, which are calculated in accordance with the treasury stock method.

(a) For the three months ended March 31, 2003 presentation of the dilutive effect of stock options, warrants and convertible notes, which totaled 245,510 shares, were not included since the effect would have been anti-dilutive.

3.       Long-term debt

         Long-term debt consists of the following (in thousands):
------------------------------------------------------- ------------------ ---------------------
                                                               March 31,       December 31,
                                                                  2004              2003
------------------------------------------------------- ------------------ ---------------------
6% conditional subordinated notes due 2008 (a)                   $7,500             $7,500
ManTech Note (b)                                                  5,251              5,251
Mortgage on MXL Pennsylvania facility (c)                         1,380              1,405
Mortgage on MXL Illinois facility (d)                             1,178              1,185
Senior subordinated debentures                                      395                423
AOtec Debt (e)                                                      868                922
Other (f)                                                           301                437
------------------------------------------------------- ------------------ ---------------------
------------------------------------------------------- ------------------ ---------------------
                                                                 16,873             17,123
------------------------------------------------------- ------------------ ---------------------
------------------------------------------------------- ------------------ ---------------------
Less warrant related discount, net of accretion                  (2,173)            (2,262)
------------------------------------------------------- ------------------ ---------------------
------------------------------------------------------- ------------------ ---------------------
                                                                 14,700             14,861
Less current maturities                                            (945)            (1,112)
------------------------------------------------------- ------------------ ---------------------
------------------------------------------------------- ------------------ ---------------------
                                                                $13,755            $13,749
------------------------------------------------------- ------------------ ---------------------

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

The Gabelli Notes bear interest at 6% per annum payable semi-annually commencing on December 31, 2003, and mature in August 2008. The Gabelli Notes are secured by a mortgage on the Company's property located in Pawling, New York. In the event that the spin-off does not occur prior to February 2005, the Noteholders will have the right to require the Company to redeem the Gabelli Notes in April 2005. In addition, at any time that less than $1,875,000 principal amount of Notes are outstanding, the Company may defease the obligations secured by the mortgage and obtain a release of the mortgage by depositing with an agent for the Noteholders, bonds or government securities with an investment grade rating by a nationally recognized rating agency which, without reinvestment, will provide cash on the maturity date of the Gabelli Notes in an amount not less than the outstanding principal amount of the Gabelli Notes.

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

(b) On October 23, 2003 in connection with the GSE Acquisition, the Company issued a five-year 5% note due in full on October 21, 2008 in the principal amount of $5,250,955 to ManTech International. Interest is payable quarterly. Each year during the term of the note, the holder of the note will have the option to convert up to 20% of the original principal amount of the note into common stock of GP Strategies at the then market price of GP Strategies' common stock, but only in the event that GP Strategies' common stock is trading at $10 per share or more. In the event that less than 20% of the principal amount of the note is not converted in any year, such amount not converted will be eligible for conversion in each subsequent year until converted or until the note is repaid in cash.

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

(e) On September 15, 2003, MXL purchased machinery, equipment and inventory from AOtec LLC ("AOtec"), for $1,100,000, subject to adjustment. In connection with this purchase, the Company valued the machinery and equipment at approximately $900,000, the inventory at approximately $300,000 and recorded accrued expenses of $100,000. MXL paid $100,000 of the purchase price in cash and issued three notes (collectively, the "AOtec Notes"), in the amount of $450,000, $275,000 and $275,000 each, due October 1, 2003, August 5, 2004 and August 5, 2005, respectively. The AOtec Notes bear interest on the unpaid principal amount at the rate of 4% per annum. On October 1, 2003, MXL borrowed $700,000 from a bank (the "AOtec Debt") to finance the purchase price and used the proceeds to pay the $450,000 note. The AOtec Debt is payable monthly for three years and is secured by the machinery and equipment purchased from AOtec. The Company guaranteed the AOtec Debt. The Aotec Note due August 5, 2004 of $275,000 is classified as short-term borrowings on the Company's Consolidated Balance Sheets and is not included in the table above.

(f) Represents primarily capital lease obligations for equipment.

4.       Short-term borrowings

General Physics and GSE

On August 13, 2003, General Physics, General Physics' subsidiary, Skillright, Inc., and MXL, entered into a two-year $25 million Financing and Security Agreement (the "Credit Agreement") with a new bank, the proceeds of which were used to repay the Company's existing credit facility. The Credit Agreement is secured by certain assets of General Physics and certain of the accounts receivable of MXL. The Credit Agreement also provides for an unsecured guaranty from the Company. MXL provided a limited guaranty of the Credit Agreement up to the value of its accounts receivable collateral securing the Credit Agreement. At General Physics' option, upon prior written notice to the lender, MXL's accounts receivables can be eliminated from the borrowing base under the Credit Agreement, provided that General Physics makes a prepayment under the Credit Agreement, if necessary, to eliminate a borrowing base deficiency, if any. At such point, all obligations of MXL relating to the Credit Agreement shall terminate and MXL's limited guaranty of the Credit Agreement shall be void. In March 2004, MXL's accounts receivable were eliminated from the borrowing base and no prepayment was required by General Physics under the Credit Agreement.

On March 30, 2004, GSE was added as an additional borrower under the General Physics Credit Agreement. Under the terms of the Credit Agreement, as amended, $1,500,000 of General Physics' Credit Agreement has been allocated for use by GSE. The Credit Agreement was amended to provide for additional collateral consisting of substantially all of the GSE's assets, as well as certain covenants specific to GSE. It provides for borrowings by GSE up to 80% of eligible accounts receivable and 80% of eligible unbilled receivables, up to a maximum of $1,500,000. At March 31, 2004, GSE's available borrowing base was $1,500,000, none of which had been utilized. The interest rate is based upon the LIBOR Market Index Rate plus 3%, with interest only payments due monthly. The Company agreed to guarantee GSE's borrowings under the Credit Agreement, as amended, in consideration as part of its fee pursuant to the Management Services Agreement.

The interest rate on the Credit Agreement is at Eurodollar plus 3.00%, (which as of March 31, 2004 is approximately 4.0%). Based upon the financial performance of GP, the interest rate can be reduced. The Credit Agreement contains covenants with respect to GP's minimum tangible net worth, leverage ratio, interest coverage ratio and its ability to make capital expenditures. The Credit Agreement also contains certain restrictive covenants including a prohibition on future acquisitions (except for the Five Star Acquisition), incurrence of debt and the payment of dividends. The Company received a waiver under the Credit


4.       Short-term borrowings (Continued)

Agreement with respect to the GSE Acquisition. GP is currently restricted from paying dividends or management fees to the Company in excess of $1,000,000 in any fiscal year. GP is also subject to certain restrictive covenants including limitations on future acquisitions. GP was in compliance with all loan covenants under the Credit Agreement as of March 31, 2004.

As of March 31, 2004, the amount outstanding under the Credit Agreement is approximately $6,941,000, and approximately $7,643,000 was available to be borrowed under the Credit Agreement.

Five Star

On June 20, 2003 Five Star obtained a new Loan and Security Agreement (the "Loan Agreement") with Fleet Capital Corporation. The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement provides for a $25,000,000 revolving credit facility, which allows Five Star to borrow based upon a formula of eligible inventory and eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement are LIBOR plus a credit spread for borrowings not to exceed $15,000,000 and the prime rate plus a credit spread for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star achieves and maintains certain performance benchmarks. At March 31, 2004, approximately $22,644,000 was outstanding under the Loan Agreement and approximately $1,980,000 was available to be borrowed.

In connection with the Loan Agreement, Five Star also entered into a derivative transaction with Fleet National Bank on June 20, 2003. The derivative transaction is an interest rate swap which has been designated as a cash flow hedge. Effective July 1, 2004 through June 30, 2008, Five Star will pay a fixed interest rate of 3.38% to Fleet National Bank on notional principal of $12,000,000. In return, Fleet National Bank will pay to Five Star a floating rate, namely, LIBOR, on the same notional principal amount. The credit spread under the Loan Agreement is not included in and will be paid in addition to this fixed interest rate of 3.38%. The interest rate swap, which is included in other liabilities in the Company's condensed consolidated Balance Sheets as of March 31, 2004 and December 1, 2003, had a fair value of a liability of $196,000 and an asset of $122,000, respectively.

5.       Comprehensive loss

The following are the components of comprehensive loss (in thousands):

5.       Comprehensive loss (Continued)


                                                                                        Three months
                                                                                       Ended March 31,
                                                                        ----------------------------------------------
                                                                        ----------------------- ----------------------
                                                                                2004                       2003
                                                                                ----                       ----
Net (loss) income                                                               $131                  $    (703)
                                                                                                      ----------
Other comprehensive loss before tax:
 Net unrealized loss on
  available-for-sale-securities                                                 (914)                    (1,464)
Net unrealized loss on interest rate swap                                       (303)
 Foreign currency translation adjustment                                         (59)                       (61)
                                                                           ----------               ------------
 Other comprehensive loss, before tax                                         (1,145)                    (1,525)
 Income tax benefit relating to items
  of other comprehensive loss                                                    475                        572
                                                                            --------                -----------
 Comprehensive loss, net of tax                                              $  (670)                 $  (1,656)
                                                                             =======                  =========

The components of accumulated other comprehensive income, net are as follows:

                                                                              March 31,            December 31,
                                                                                2004                   2003
                                                                                ----                   ----
Net unrealized gain on
 available-for-sale-securities                                                  $ 699                 $1,613
Net unrealized gain (loss) on interest rate swap                                 (221)                    82
Foreign currency translation adjustment                                        (1,069)                (1,010)
                                                                               -------               --------
Accumulated other comprehensive income (loss)
 before tax                                                                      (591)                   685
Accumulated income tax expense related to
 items of other comprehensive income (loss)                                      (186)                  (661)
                                                                               -------               --------
Accumulated other comprehensive (loss) income,
 net of tax                                                                    $ (777)               $    24
                                                                               =======               =======

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

The Simulation Segment, which consists of GSE, provides real-time simulation, homeland security and engineering services for the energy, process and military industries. The Company acquired additional shares of GSE in fourth quarter of 2003, bringing its ownership to 58%. GSE is consolidated in the Company's financial statements effective October 23, 2003.

The Optical Plastics Segment, which consists of MXL, manufactures coated and molded plastic products.

The Home Improvement Distribution Segment, which consists of Five Star, distributes paint sundry items, interior and exterior stains, brushes, rollers, caulking compounds and hardware products on a regional basis. The Company acquired additional shares of Five Star in the fourth quarter of 2003, bringing its ownership at that time to 54%. Five Star is consolidated in the Company's financial statements effective October 8, 2003.

The following tables set forth the sales and operating income (loss) of each of the Company's operating segments (in thousands):

                                                    Three months
                                                   ended March 31,
                                              -------------------------------
                                              --------------- ---------------
                                               2004                 2003
                                               ----                 ----
Sales
Manufacturing & Process                        $33,642              $32,238
Information Technology                           1,517                1,633
Simulation                                       7,561                    -
Optical Plastics                                 2,130                2,216
Home Improvement Distribution                   26,991                    -
                                              --------------- ---------------
                                              --------------- ---------------
                                               $71,841              $36,087
                                              --------------- ---------------

                                                    Three months
                                                   ended March 31,
                                              -------------------------------
                                              --------------- ---------------
Operating income (loss)                           2004                 2003
                                                  ----                 ----
Manufacturing & Process                       $  1,166            $     445
Information Technology                             191                  289
Simulation                                         322
Optical Plastics                                  (244)                 (97)
Home Improvement Distribution                      682
                                              --------------- ---------------
                                              --------------- ---------------
                                              $  2,117            $     637
                                              --------------- ---------------

A reconciliation of the total operating income reported for the operating segments to income (loss) before income tax (expense) benefit and minority interests in the condensed consolidated statements of operations is shown below (in thousands):
                                                                  Three months
                                                                 ended March 31,
                                                            --------------------
                                                            --------------------
                                                              2004        2003
                                                              ----        ----
Total segment operating income                              $2,117       $ 637
Corporate and other general and administrative expenses       (881)     (1,232)
Interest expense                                              (902)      (596)
Investment and other income, net                                83        160
Gain on sales of marketable securities                         301         74
-------------------------------------------------------   ---------     -------
Income (loss) before
 income tax (expense) benefit and minority interests      $  718         $(957)
-------------------------------------------------------   ---------     --------

7.       Restructuring charges

During 1999 and 2000, the Company adopted restructuring plans, primarily related to its IT business segment. During the three months ended March 31, 2004, the Company utilized $116,000 of the restructuring reserve and recorded restructuring charges of $32,000. Of the remaining total restructuring balance of $1,010,000 at March 31, 2004 and $1,094,000 at December 31, 2003, $46,000 and
$72,000, respectively, were included in accounts payable and accrued expenses and $964,000 and $1,022,000, respectively, were included in other non-current liabilities in the condensed consolidated balance sheet.

The remaining components of the restructuring charge reserve as of March 31, 2004 and December 31, 2003 consist solely of lease and related obligations. Lease obligations are presented at their present value, net of assumed sublets.

8. Financial guarantees

On March 23, 2003, the Company extended its guarantee of up to $1,800,000 of GSE's debt pursuant to then existing GSE's credit facility. GSE's credit facility was scheduled to expire on March 23, 2003; however, it was extended until March 31, 2004. In consideration for the extension of the guarantee, the Company received 150,000 shares of GSE common stock with a value of $180,000.

9. Pro forma statement of operations information for the three months ended March 31, 2003

As discussed in note 1, the Company's condensed consolidated statements of operations include the results of Five Star and GSE effective October 2003. Pro forma sales, net loss and diluted net loss per share for the three months ended March 31, 2003, assuming the acquisitions had occurred on January 1, 2003, would have been $66,277,000, ($732,000), and ($.04), respectively. The pro forma information is presented for comparative purposes only and may not be indicative of what would have occurred had the acquisitions actually occurred on that date, nor is it indicative of future operating results.

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

The complaint alleges that the defendants created a doctored budget to conceal the poor performance of the United Kingdom operation of Learning Technologies. The complaint also alleges that the defendants represented that Learning Technologies would continue to receive new business from Systemhouse even though the defendants knew that the sale of Systemhouse to EDS was imminent and that such new business would cease after such sale. In February 2001, the defendants filed answers denying liability. No counterclaims against the plaintiffs have been asserted. Although discovery had not yet been completed, defendants made a


10.      Litigation (Continued)

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

General Physics operates in two segments: the Manufacturing & Process Segment and the IT Segment. The Company has a third segment, Optical Plastics (MXL), which manufactures molded and coated optical products. During the fourth quarter of 2003, due to the Company's acquisition of additional shares of GSE, bringing its ownership to 58%, GSE is consolidated into the Company's consolidated financial statements as the Company's new Simulation Segment effective October 23, 2003. Also during the fourth quarter of 2003 due to the Company's acquisition of additional shares of Five Star, bringing its ownership at that time to 54%, Five Star is consolidated into the Company's consolidated financial statements as the Company's new Home Improvement Distribution Segment effective October 8, 2003. The Company also holds investments in a publicly held company, Millennium Cell, Inc. ("Millennium"), and in a private company, Valera Pharmaceuticals (formerly Hydro Med Sciences) ("Valera"), and owns certain real estate.

Spin-off of National Patent Development Corporation

In July 2002, the Company announced that it was actively considering a spin-off of certain of its non-core assets into a separate corporation to be named National Patent Development Corporation ("NPDC"). The spin-off, when effective, will result in the Company being separated into two independent, publicly-held companies. GP Strategies will own and operate the manufacturing & process business and information technology business through its subsidiary, General Physics Corporation, and retain the 58% interest in GSE. NPDC will own and operate the optical plastics business through its subsidiary, MXL, and will own the 64% interest in Five Star and certain other non-core assets.

On November 14, 2002, the Company filed a ruling request with the Internal Revenue Service (the "IRS"), which enables the Company to do a tax-free spin-off of certain non-core assets, including MXL and Five Star. Each holder of the Company's common stock would receive one share of NPDC common stock for each share of the Company's common stock held and each holder of the Company's Class B capital stock would receive one share of NPDC common stock for each share of Class B capital stock held. On March 21, 2003, the IRS issued a favorable tax ruling for the spin-off. On February 12, 2004 the Company filed documents with the Securities and Exchange Commission relating to the proposed spin-off and is currently revising its documents to provide updated financial information and to reflect SEC comments and expects to file shortly with the SEC.

Management expects the spin-off to result in several benefits to the Company and its shareholders. By engaging in the spin-off, the Company believes it will improve its access to capital and significantly improve its borrowing capacity, thereby satisfying its need to raise additional funds as well as achieving other corporate benefits. Management believes that by having two separate public companies, financial markets will be able to more effectively evaluate each company, thereby enhancing stockholder value over the long term for both companies and making the stock of each more attractive as currency for future acquisitions. Management believes the spin-off will provide NPDC's management with increased strategic flexibility and decision-making power to realize significant growth opportunities, and believes that having a separate management and ownership structure for NPDC will provide equity based compensation that is more closely related to the business in which its employees work.

Acquisitions

On October 23, 2003, the Company purchased from ManTech International ("ManTech") 3,426,699 shares of common stock of GSE and a GSE Subordinated Note in the outstanding principal amount of $650,000, which the Company immediately converted into 418,653 shares of common stock of GSE. This transaction (the "GSE Acquisition") increased the Company's ownership of the common stock of GSE from approximately 22% to approximately 58%, and as a result, effective October 23, 2003, GSE is consolidated in the Company's financial statements. The consideration paid to ManTech by the Company consisted of a five-year 5% note of $5,250,955 (the "ManTech Note") due in full in October 2008. Each year during the term of the ManTech Note, ManTech will have the option to convert up to 20% of the original principal amount of the note into common stock of the Company at the then market price of the Company's common stock, but only in the event that the Company's common stock is trading at $10 per share or more. In the event that less than 20% of the principal amount of the ManTech Note is not converted in any year, such amount not converted will be eligible for conversion in each subsequent year until converted or until the note is repaid in cash. The GSE Acquisition was carried out in order to allow the Company to work together with GSE to expand GSE's simulation technology to the power, military and homeland defense markets that are currently served by General Physics.

In December 2003, John Moran, an executive of the Company with experience in both the power industry and simulation technology, was elected Chief Executive Officer of GSE by GSE's Board of Directors. Mr. Moran will continue as an employee of the Company, however, Mr. Moran will devote 100% of his time to the performance of his duties as CEO of GSE. For 2004, GSE will reimburse the Company $300,000 ($75,000 per quarter) for his compensation and benefits. In addition GSE restructured its Power Simulation Business in order to reduce expenses and focus on business development. Several operating personnel were terminated in the fourth quarter, and GSE entered into a Management Services Agreement with the Company effective January 1, 2004 pursuant to which GSE outsourced most of its corporate functions to the Company and General Physics and terminated most of its corporate staff. GSE recognized $256,000 of severance expense in connection with this transaction. The Company agreed to provide corporate support services to GSE, including accounting, finance, human resources, legal, network support and tax. In addition, GSE will use General Physics' financial system. The term of the agreement is one year, during which GSE will pay an annual fee to General Physics of $685,000 ($171,250 per quarter). The agreement can be renewed for successive one-year terms. GSE reorganized, creating a dedicated worldwide business development organization under the direction of one manager, and consolidating all of its worldwide operations under another manager. To maintain its capability to fulfill customer orders, GSE strengthened and expanded its relationships with international partners to provide the necessary workforce augmentation.

On October 8, 2003, the Company converted $500,000 principal amount of the $3,500,000 Senior Unsecured 8% Note due June 30, 2005, as amended, (the "Five Star Note") of Five Star into 2,000,000 shares of Five Star common stock (the "Five Star Acquisition"). The Five Star Acquisition increased the Company's ownership in Five Star from approximately 48% to approximately 54% of the outstanding Five Star common stock. As a result, effective October 8, 2003 Five Star is consolidated in the Company's financial statements. In addition, the Company continues to own the remaining amount of the Five Star Note, which had a principal balance of $2.8 million as of March 31, 2004. The Five Star Acquisition occurred because the Company believed that the common stock of Five Star represented an attractive investment opportunity based on its valuation at that time.

On February 6, 2004 Five Star announced that it would repurchase up to 5,000,000 shares, or approximately 30% of its common stock currently outstanding, through a tender offer for the shares at $0.21 per share, originally set to expire on March 16, 2004. On March 17, 2004 Five Star announced that it had increased the price it was offering to pay for the shares in the tender offer to $0.25 per share and extended the offer to March 31, 2004. Based on the final tabulation by the depositary for the tender offer, approximately 2,628,000 shares of common stock were tendered and acquired by Five Star. Five Star made full payment of $657,000 to the depository on April 6, 2004. The effect of the tender offer was to increase the Company's ownership in Five Star to approximately 64%.

Operating Highlights

For the quarter ended March 31, 2004, the Company had income before income tax (expense) benefit and minority interests of $718,000 compared to a loss of $957,000 in the first quarter of 2003. The improved results were primarily due to reduced general and administrative expenses at the corporate level; as well as increased sales and profitability at the segment level, including approximately $651,000 in pre-tax income from the consolidation of Five Star and GSE into the Company's condensed consolidated financial statements.

Sales

Quarter ended March 31, (in thousands)             2004             2003
------------------------------------------- ---------------- ----------------
------------------------------------------- ---------------- ----------------
Manufacturing & Process                         $33,642          $32,238
Information Technology                            1,517            1,633
Simulation                                        7,561                -
Optical Plastics                                  2,130            2,216
Home Improvement Distribution                    26,991                -
------------------------------------------- ---------------- ----------------
                                                $71,841          $36,087
------------------------------------------- ---------------- ----------------

The increase in sales of $1,404,000 by the Manufacturing & Process Segment in the first quarter of 2004 was primarily due to increased revenue related to the Company's E-learning, Business Process Outsourcing and Domestic Preparedness initiatives. The increase in revenue was partially offset by decreased revenue from engineering and related services in connection with liquefied natural gas projects.

The decrease in sales of $116,000 in the IT Segment in the first quarter 2004 was primarily due to the Company's continued focus on higher margin projects by declining certain work with lower margins.

For the first quarter of 2004, the Optical Plastics Segment (MXL) sales decreased by $86,000 as a result of lower levels of purchases from several key customers, and a discontinuance of a product line associated with a diabetes treatment produced by one of MXL's most significant customers. The decrease was partly offset by increased revenue from MXL's Massachusetts facility, purchased in September 2003.

In the fourth quarter of 2003, the Company acquired additional shares of GSE and Five Star, bringing its ownership to 58% and 54% as of October 23, 2003 and October 8, 2003 respectively. As a result, for the first quarter of 2004, sales of GSE and Five Star of $7,561,000 and $26,991,000, respectively, are included in the Company's Condensed Consolidated Statement of Operations. GSE comprises the Company's new Simulation Segment and Five Star comprises the Company's new Home Improvement Distribution Segment.

Gross margin

---------------------------------------- ---------------------- ----------------
Quarter ended March 31, (in thousands)           2004               2003
---------------------------------------- ----------- ---------- ------- --------
                                                          %                %
Manufacturing & Process                      $3,684      11.0   $3,095     9.6
Information Technology                          293      19.3      370    22.6
Simulation                                    1,725      16.9
Optical Plastics                                296      13.9      363    16.4
Home Improvement Distribution                 4,468      16.6
Valera
---------------------------------------- ----------- ---------- ------- --------
---------------------------------------- ----------- ---------- ------- --------
                                            $10,466      14.6   $3,828    10.6
---------------------------------------- ----------- ---------- ------- --------

The Manufacturing & Process Segment gross margin of $3,684,000, or 11%, for the first quarter of 2004 increased by $589,000, or 1.4%, when compared to gross margin of $3,095,000, or 9.6%, for the first quarter of 2003. This increase was primarily due to increased sales, as well as the Company's efforts to monitor and control costs.

The IT Segment gross margin of $293,000, or 19.3%, for the first quarter of 2004 decreased by $77,000 or 3.3%, when compared to gross margin of $370,000, or 22.6%, for the first quarter of2003. This decrease was due to slightly decreased sales with the group's costs remaining relatively stable.

In the fourth quarter of 2003 the Company acquired additional shares of GSE and Five Star, bringing its ownership to 58% and 54% as of October 23, 2003 and October 8, 2003 respectively. As a result, for the first quarter of 2004, gross margins of GSE and Five Star of $1,725,000, or 16.9%, and $4,468,000, or 16.6%,
respectively, are included in the Condensed Consolidated Statement of Operations as part of the new Simulation and Home Improvement Distribution Segments, respectively.

Selling, general, and administrative expenses

The increase in SG&A of $4,807,000 in the first quarter as compared to 2003 was primarily attributable to the inclusion of $1,403,000 and $3,786,000 of SG&A for GSE and Five Star, respectively, being consolidated in the Company's Condensed Consolidated Statement of Operations subsequent to the GSE and Five Star acquisitions, offset by a reduction of expenses at the Corporate and General Physics levels, due to the Company's efforts to monitor and control costs.

Interest expense

Interest expense was $902,000 in the first quarter of 2004, and $596,000 in the first quarter of 2003. The increase in interest expense is due to the inclusion of interest expense for GSE and Five Star of $143,000 and $155,000, respectively, being consolidated in the Company's Condensed Consolidated Statement of Operations subsequent to the GSE and Five Star Acquisitions.

Investment and other income and gain on sales of marketable securities

Quarter ended March 31, (in thousands)                 2004              2003
  Investment and other income                         $  83            $160
  Gain on sales of marketable securities                301              74

The investment and other income for the first quarters of 2004 and 2003 was primarily related to interest income on loans receivable.

The gain on sales of marketable securities in the first quarter of 2004 was primarily due to the Company's disposal of shares of Millennium and Hemispherx Biopharma, Inc. The gain on sales of marketable securities in the first quarter 2003 was primarily due to the Company's disposal of shares of Millennium.

Income taxes

For the first quarter of 2004 and 2003, the Company recorded an income tax (expense) benefit of ($441,000) and $257,000, respectively, which represents the Company's applicable federal, state and local, and foreign tax expense for the periods.

Liquidity and capital resources

As of March 31, 2004, the Company had cash and cash equivalents totaling $4,308,000. The Company believes that cash generated from operations, borrowing availability under the new credit agreement, cash generated from sales of marketable securities and potential equity financings will be sufficient to fund the working capital and other requirements of the Company for the foreseeable future.

On February 12, 2004 the Company filed documents with the Securities and Exchange Commission relating to the proposed spin-off and the Company anticipates that the spin-off will occur at the conclusion of the SEC review process. The Company does not believe the spin-off will significantly impact the Company's liquidity.

For the quarter ended March 31, 2004, the Company's working capital increased by $1,027,000 from $17,998,000 to $19,025,000 which was primarily due to increased accounts receivable and cost and estimated earnings in excess of billings on uncompleted contracts, offset by increased short-term borrowings at Five Star.

The decrease in cash and cash equivalents of $108,000 for the quarter ended March 31, 2004 resulted from cash used by operations of $3,935,000 offset by cash provided in investing activities of $498,000 and cash provided in financing activities of $3,326,000. Net cash used by operations of $3,935,000 primarily consists of changes in other operating items of $4,518,000, mainly due to changes in accounts receivable and costs and earnings in excess of billings on uncompleted contracts; offset by depreciation and amortization expense of $875,000. Net cash provided by investing activities of $498,000 consists of proceeds from sales of marketable securities of $872,000, offset by capital expenditures of $374,000. Net cash provided in financing activities of $3,326,000 consists of proceeds from short-term borrowings of $3,374,000, proceeds from exercised stock options of $218,000, offset by repayments of long-term debt of $266,000.

On October 23, 2003, the Company purchased from ManTech additional shares of common in GSE exchange for a 5% note for $5,250,955 due in full in October 2008. Interest is payable quarterly. Each year during the term of the Man Tech Note,

ManTech will have the option to convert up to 20% of the original principal amount of the Man Tech Note into common stock of the Company at the then market price of the Company's common stock, but only in the event that the Company's common stock is trading at $10 per share or more. In the event that less than 20% of the principal amount of the Man Tech Note is not converted in any year, such amount not converted will be eligible for conversion in each subsequent year until converted or until the Man Tech Note is repaid in cash.

Five Star was indebted to the Company for the Five Star Note in the principal amount of $4,500,000 as of December 31, 2002. In June 2003, and July 2003 the Company received partial repayments from Five Star in the amount of $500,000 each, reducing the outstanding principal amount of the Five Star Note from $4,500,000 to $3,500,000. On October 8, 2003, the Company exchanged $500,000 principal amount of the $3,500,000 Five Star Note for 2,000,000 shares of Five Star common stock, reducing the outstanding principal balance of the Five Star Note from $3,500,000 to $3,000,000 and increasing the Company's ownership of the Five Star common stock to approximately 54%. In December 2003 the Company received a partial repayment from Five Star in the amount of $200,000, reducing the outstanding principal amount of the Five Star Note from $3,000,000 to $2,800,000.

On August 13, 2003, General Physics, General Physics' subsidiary Skillright, Inc. and MXL entered into a two-year $25 million Financing and Security Agreement ("Credit Agreement") with a new bank, the proceeds of which were used to repay the Company's previous credit facility. The Credit Agreement, as amended in March 2004 is secured by certain assets of General Physics. The Credit Agreement also provides for an unsecured guaranty from the Company. The Credit Agreement also contains certain restrictive covenants including a prohibition on future acquisitions (except for the Five Star Acquisition), incurrence of debt and the payment of dividends. The Company received a waiver under the Credit Agreement with respect to the GSE Acquisition. General Physics is currently restricted from paying dividends or management fees to the Company in excess of $1,000,000 in any fiscal year. As of March 31, 2004, the amount outstanding under the Credit Agreement is approximately $6,941,000, and approximately $7,643,000 was available to be borrowed under the Credit Agreement.

Pursuant to a Note and Warrant Purchase Agreement dated August 8, 2003, the Company issued and sold to four Gabelli funds $7,500,000 aggregate principal amount of 6% Conditional Subordinated Notes due 2008 and 937,500 warrants, each entitling the holder thereof to purchase (subject to adjustment) one share of the Company's common stock. The aggregate purchase price for the Gabelli Notes and GP Warrants was $7,500,000. The Gabelli Notes are secured by a mortgage on the Company's property located in Pawling, New York. In the event that the spin-off does not occur prior to February 2005, the Noteholders will have the right to require the Company to redeem the Gabelli Notes in April 2005. In addition, at any time that less than $1,875,000 principal amount of the Gabelli Notes are outstanding, the Company may defease the obligations secured by the mortgage and obtain a release of the mortgage by depositing with an agent for the Noteholders, bonds or government securities with an investment grade rating by a nationally recognized rating agency which, without reinvestment, will provide cash on the maturity date of the Gabelli Notes in an amount not less than the outstanding principal amount of the Gabelli Notes. The Company used

$5,800,000 of the proceeds to repay its previous credit facility. The Company and NPDC agreed to allocate to NPDC $1,875,000 of the $7,500,000 received for the Gabelli Notes and Warrants, which the Company will transfer to NPDC prior to the spin-off of NPDC.

GSE previously had a $1,500,000 bank line of credit. On March 23, 2000, the Company initially agreed to guarantee up to $1,800,000 of GSE's indebtedness under its credit facility for three years. In consideration for the extension of the guarantee of GSE's indebtedness, in March 2003 the Company received 150,000 shares of GSE common stock, with a value of $180,000.

On March 30, 2004, GSE was added as an additional borrower under the General Physics Credit Agreement and GSE's previous bank agreement was terminated. Under the terms of the Credit Agreement, as amended, $1,500,000 of General Physics' Credit Agreement has been allocated for use by GSE. The Credit Agreement was amended to provide for additional collateral consisting of substantially all of GSE's assets, as well as certain covenants specific to GSE. It provides for borrowings by GSE up to 80% of eligible accounts receivable and 80% of eligible unbilled receivables, up to a maximum of $1,500,000. At March 31, 2004, GSE's available borrowing base was $1,500,000, none of which had been utilized. The interest rate is based upon the LIBOR Market Index Rate plus 3%, with interest only payments due monthly. The Company agreed to guarantee GSE's borrowings under the Credit Agreement, as amended, in consideration as part of its fee pursuant to the Management Services Agreement.

On June 20, 2003 Five Star obtained a new Loan and Security Agreement (the "Loan Agreement") with Fleet Capital Corporation. The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement provides for a $25,000,000 revolving credit facility, which allows Five Star to borrow based upon a formula of eligible inventory and eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement are LIBOR plus a credit spread for borrowings not to exceed $15,000,000 and the prime rate plus a credit spread for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star achieves and maintains certain performance benchmarks. At March 31, 2004, approximately $22,644,000 was outstanding under the Loan Agreement and approximately $1,980,000 was available to be borrowed.

In addition, under a Subordination Agreement between the Company and Fleet Capital Corporation dated June 20, 2003, Five Star may make annual cash payments of principal to the Company provided Five Star achieves certain financial performance benchmarks. From June 20, 2003 through December 31, 2003 (as discussed above) Five Star made three cash payments to the Company for a total of $1,200,000. No cash payments were made during the three months ended March 31, 2004.

Forward-looking statements

         The forward-looking statements contained herein reflect managements' current expectations regarding future growth, results of operations, performance and business prospects and opportunities. Wherever possible, words such as "anticipate," "believe," "plan," "expect" and similar expressions have been used to identify these forward- looking statements. These statements reflect the Company's current beliefs and are based on information currently available to the Company. Except as otherwise required by federal securities law, the company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances. Accordingly, these statements are subject to certain risks and uncertainties which could cause the Company's actual growth, results, performance and business prospects and opportunities to differ from those expressed in, or implied by these statements, including, but not limited to, our inability to generate funds by selling any assets that are included in the proposed spin-off, our holding company structure, failure to continue to attract and retain personnel, loss of business from significant customers, failure to keep pace with technology, changing economic conditions, competition, and those other risks and uncertainties detailed in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

         We have no material changes to the disclosure on this matter made in our report on Form 10-K/A for the fiscal year ended December 31, 2003.

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                           PART II. OTHER INFORMATION



Item 6.           Exhibits and Reports on Form 8-K

                  a.       Exhibits

                           31.1 Certification of Chief Executive Officer of the Company dated May 17, 2004 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.

                           31.2 Certification of Chief Financial Officer of the Company dated May 17, 2004 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.

                           32.2 Certification of Chief Executive Officer and Chief Financial Officer of the Company dated May 17, 2004 pursuant to 18U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                   b.      Reports on Form 8-K

                           None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                            GP STRATEGIES CORPORATION


DATE: May 17, 2004          Jerome I. Feldman
                            Chairman of the Board and
                            Chief Executive Officer


DATE: May 17, 2004          Scott N. Greenberg
                            President and
                            Chief Financial Officer