Form 10-Q
period 2004-06-30
GP STRATEGIES CORP
filed 2004-08-16
CIK 70415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

                            GP STRATEGIES CORPORATION
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

        Delaware                                                 13-1926739
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)

777 Westchester Avenue, White Plains, NY                            10604
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip code)

                                 (914) 249-9700
------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange act of 1934 during the preceding 12 months (or for such shorter period) that the registrant was required to file such reports and (2) has been subject to such filing
requirements for the past 90 days. Yes  X       No

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12(b)-2 of the Exchange Act). Yes X      No

Indicate the number of shares outstanding of each of issuer's classes of common stock as of August 12, 2004:

          Common Stock                                16,481,487 shares
          Class B Capital                              1,200,000 shares

                       GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                        Page No.

                          Part I. Financial Information

Item 1.      Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets -
                June 30, 2004 and December 31, 2003                          1

             Condensed Consolidated Statements of Operations-
                Three Months and Six Months Ended June 30, 2004 and 2003     3

             Condensed Consolidated Statements of Cash Flows -
                Six Months Ended June 30, 2004 and 2003                      4

             Notes to Condensed Consolidated Financial Statements            5

Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         20

Item 3.      Quantitative and Qualitative Disclosure About Market Risk      31

Item 4.      Controls and Procedures                                        32

                           Part II. Other Information

Item 6.      Exhibits and Reports on Form 8-K                               33

Signatures                                                                  34

                          PART I. FINANCIAL INFORMATION

                       GP STRATEGIES CORPORATION AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                 (in thousands)

                                                                    June 30,            December 31,
                                                                      2004                   2003
                                                                      ----                   ----
ASSETS
Current assets:
    Cash and cash equivalents                                        $  3,597              $ 4,416
    Accounts and other receivables, net                                42,693               39,737
    Inventories                                                        25,745               28,300
    Costs and estimated earnings in excess
        of billings on uncompleted contracts                           15,800               14,502
    Prepaid expenses and other current assets                           5,975                6,705
                                                                  -----------          -----------
         Total current assets                                          93,810               93,660
                                                                   ----------           ----------

Investments and marketable securities                                   3,131                4,225

Property, plant and equipment, net                                      8,549                8,994

Intangible assets
    Goodwill                                                           62,426               62,395
    Patents, licenses and contract rights, net                            886                1,031
                                                                  -----------         ------------
                                                                       63,312               63,426

Deferred tax assets                                                    11,177               11,688
Other assets                                                            5,793                6,330
                                                                  -----------          -----------
          Total assets                                               $185,772             $188,323
                                                                     ========             ========



   See accompanying notes to the condensed consolidated financial statements.

>

                       GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                   (Unaudited)
                                 (in thousands)


                                                                              June 30,                December 31,
                                                                                2004                      2003
                                                                                ----                      ----
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                                     $      476                  $  1,112
    Short-term borrowings                                                        30,198                    26,521
    Accounts payable and accrued expenses                                        33,599                    38,107
    Billings in excess of costs and estimated
        earnings on uncompleted contracts                                         8,697                     9,922
                                                                             ----------                ----------
         Total current liabilities                                               72,970                    75,662
                                                                              ---------                 ---------

Long-term debt less current maturities                                           13,767                    13,749
Other non-current liabilities                                                     1,651                     1,728
                                                                             ----------                 ---------
         Total liabilities                                                       88,388                    91,139
                                                                              ---------                  --------

Minority interests                                                                4,077                     4,372

Stockholders' equity:
    Common stock                                                                    164                       163
    Class B capital stock                                                            12                        12
    Additional paid in capital                                                  197,096                   196,541
    Accumulated deficit                                                        (100,918)                 (101,443)
    Accumulated other comprehensive income (loss)                                  (562)                       24
    Note receivable from stockholder                                             (2,322)                   (2,322)
    Treasury stock, at cost                                                        (163)                     (163)
                                                                           -------------             ------------
         Total stockholders' equity                                              93,307                    92,812
                                                                             ----------                ----------
         Total liabilities and stockholders' equity                            $185,772                  $188,323
                                                                               ========                  ========



   See accompanying notes to the condensed consolidated financial statements.

                       GP STRATEGIES CORPORATION AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)



                                                                Three months                        Six months
                                                               ended June 30,                     ended June 30,
                                                        ------------------------------      ----------------------------
                                                        --------------- --------------      --------------- ------------

                                                               2004              2003               2004           2003
                                                               ----              ----               ----           ----

Sales                                                       $76,678          $36,038            $148,519        $72,125
Cost of sales                                                64,972           31,725             126,347         63,984
                                                            -------         --------            --------         ------
Gross margin                                                 11,706            4,313              22,172          8,141

Selling, general & administrative expenses                   (9,829)          (6,581)            (19,059)       (11,004)
                                                            --------        ---------          ----------       --------

       Operating income (loss)                                1,877           (2,268)              3,113         (2,863)

Interest expense                                               (850)            (592)             (1,752)        (1,188)

Investment and other income                                      39              502                 122            662

Gain on marketable securities                                    80              138                 381            212
                                                         ----------        ---------         -----------        -------

    Income (loss) before income tax expense  and
    minority interests                                        1,146           (2,220)              1,864         (3,177)

Income tax expense                                             (536)            (646)               (978)          (392)
                                                           ---------        ---------         -----------      ---------

     Income (loss) before minority interests                    610           (2,866)                886         (3,569)

Minority interests                                             (216)              -                 (361)             -
                                                          ----------    ------------         ------------    ----------

Net income (loss)                                          $    394          $(2,866)         $      525        $(3,569)
                                                           ========          ========         ==========         =======

Net income (loss) per share:
      Basic and diluted                                    $   0.02         $  (0.17)          $    0.03        $  (0.21)
                                                           ========         =========          ==========        =========



   See accompanying notes to the condensed consolidated financial statements.


                       GP STRATEGIES CORPORATION AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                             Six months
                                                                            ended June 30
                                                                    ------------------------------------
                                                                    -------------- ---------------------
                                                                          2004                 2003
                                                                          ----                 ----
Cash flows from operating activities:
Net income (loss)                                                      $   525         $     (3,569)
Adjustments to reconcile net income (loss) to net cash
     (used) provided by operating activities:
Depreciation and amortization                                            1,872                1,758
Non-cash debt conversion expense, net                                        -                  622
Issuance of stock for retirement savings plan                              232                  628
Non-cash credit to compensation expense                                   (125)                (306)
Gain on sales of marketable securities                                    (381)                (212)
Changes in other operating items                                        (6,205)               1,695
                                                                      ---------            --------
     Net cash (used) provided by operating activities                   (4,082)                 616
                                                                      ---------           ---------

Cash flows from investing activities:
Proceeds from sales of marketable securities                             1,012                  752
Proceeds from note receivable                                                -                  500
Additions to property, plant and equipment                                (930)                (398)
Reduction in investments and other assets, net                               -               (1,043)
                                                                    ----------             ---------
     Net cash provided (used) by investing activities                       82                 (189)
                                                                    ----------            ----------

Cash flows from financing activities:
Proceeds (repayment) of short-term borrowings, net                       3,677                 (828)
Proceeds from exercised stock options                                      325                  377
Repayments of long-term debt                                              (814)                (559)
                                                                     ----------           ----------
     Net cash provided (used) by financing activities                    3,188               (1,010)
                                                                      --------             ---------

Effect of exchange rate changes on cash and cash equivalents                (7)                (106)
                                                                    -----------          -----------

Net decrease in cash and cash equivalents                                 (819)                (689)
Cash and cash equivalents at the beginning of the period                 4,416                1,516
                                                                      --------            ---------
Cash and cash equivalents at the end of the period                     $ 3,597            $     827
                                                                       -------            ---------


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

GSE Systems, Inc. ("GSE") is a world leader in real-time power plant simulation and makes up the Company's new Simulation Segment. During the fourth quarter of 2003 due to the Company's acquisition of additional shares of GSE, which brought its ownership interest to 58%, GSE is consolidated into the Company's condensed consolidated financial statements as of and for the six months ended June 30, 2004. The Company's Optical Plastics Segment is comprised of the Company's wholly owned subsidiary MXL Industries, Inc. ("MXL"). MXL is a specialist in the manufacture of polycarbonate parts requiring strict adherence to optical quality specifications, and in the application of abrasion and fog resistant coatings to these parts. Five Star Products, Inc. ("Five Star") is a leading regional distributor of paint sundry items, interior and exterior stains, brushes, rollers, caulking compounds and hardware products and makes up the Company's new Home Improvement Distribution Segment. During the fourth quarter of 2003, due to the Company's acquisition of additional shares of Five Star, which brought its ownership interest at that time to 54%, Five Star is consolidated into the Company's condensed consolidated financial statements as of and for the six months ended June 30, 2004. As a result of an issuer tender offer by Five Star, approximately 2,648,000 shares of common stock were tendered and repurchased by Five Star effective March 31, 2004 at a cost of $657,000. The effect of the repurchase was to increase the Company's ownership in Five Star to approximately 64% at March 31, 2004. As of June 30, 2004, the Company owned 58% and 64% of GSE and Five Star, respectively.

1. Basis of presentation and summary of significant accounting policies (Continued)

Principles of consolidation and investments

The accompanying Condensed Consolidated Balance Sheet as of June 30, 2004 and the Condensed Consolidated Statements of Operations and Cash Flows for the three months and six months ended June 30, 2004 and 2003 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003 as presented in our Annual Report on Form 10-K/A. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2004 interim periods are not necessarily indicative of results to be expected for the entire year.

The condensed consolidated financial statements include the operations of the Company and its majority-owned and controlled subsidiaries. The minority interests balance is comprised of the minority ownerships of Five Star and GSE. All significant intercompany balances and transactions have been eliminated.

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

On August 16, 2004, the Company announced that the spin-off of NPDC by the Company did not take place on August 13, 2004 because the Securities and Exchange Commission (the "SEC") has not yet cleared the required filings. The Company had previously announced that the spin-off would take place on such date, subject to SEC clearance.

1. Basis of presentation and summary of significant accounting policies (Continued)

The delay in the spin-off resulted from the request of the SEC that the spin-off be effected by means of a prospectus and registration statement under the Securities Act rather than by means of an information statement and registration statement under the Exchange Act. While the Company does not believe that there are currently any substantive issues remaining that will impede its ability to obtain SEC clearance and believes that it will obtain such clearance expeditiously, it is difficult to predict when such clearance will be obtained. The Company will announce the revised date of the spin-off at such time as such clearance is obtained.

Following the spin-off, the Company will cease to have any ownership interest in NPDC and NPDC will become an independent publicly traded company.

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

Proforma net income and net income (loss) per share as if the Company recorded compensation expense based upon the fair value of stock-based awards at the grant date have been presented in accordance with the provisions of SFAS No 123, for the three months and six months ended June 30, 2004 and 2003 and are as follows (in thousands, except per share amounts):

1. Basis of presentation and summary of significant accounting policies (Continued)


                                                                   Three Months ended          Six Months ended
                                                                         June 30,                   June 30,
                                                                   2004           2003         2004         2003
                                                                   ----           ----         ----         ----
Net income (loss) - as reported                                  $  394       $ (2,866)      $  525     $ (3,569)
Compensation expense, net of tax
                    Company stock options                           (54)          (295)        (138)        (396)
                    GSE stock options                                (9)             -          (18)           -
                    Five Star stock options                          (2)             -           (4)           -
                                                               ---------   -----------     --------- -----------
                    Pro forma net income (loss)                   $ 329        $(3,161)       $ 365      $(3,965)
                                                                  -----        --------       -----      --------

Basic and diluted net income (loss) per share
                    As reported                                 $  0.02        $ (0.17)     $  0.03      $ (0.21)
                    Company stock options                             -        $ (0.02)       (0.01)     $ (0.03)
                    GSE stock options                                 -              -            -            -
                    Five Star stock  options                          -              -            -            -
                                                              ---------      ---------  -----------    ---------
                    Pro forma net income (loss) per share        $ 0.02        $ (0.19)     $  0.02      $ (0.24)
                                                                 ------        --------     -------      --------

Company stock options

The per share weighted-average fair value of the Company's stock options granted during the six months ended June 30, 2004 and 2003 were $1.46 and $2.89, respectively, on the date of grant using the modified Black Scholes option-pricing model with the following weighted-average assumptions:

                                                                 June 30,
                                            2004                   2003
                                            ----                 --------
        Expected dividend yield               0%                     0%
        Risk-free interest rate            1.69%                  2.45%
        Expected volatility               34.08%                 78.76%
        Expected life                      2 years               4 years

There were no GSE and Five Star options granted during the three and six month periods ended June 30, 2004. Outstanding GSE and Five Star options relate to grants to employees and directors of those companies.

2.       Income (loss) per share

Income (loss) per share (EPS) for the three months and six months ended June 30, 2004 and 2003 is as follows (in thousands, except per share amounts):

                                                                    Three months              Six months
                                                                    ended June 30,           ended June 30,
                                                                  2004         2003         2004         2003
Basic and diluted EPS
    Net income (loss)                                          $   394      $(2,866)     $   525      $(3,569)
                                                               -------      --------     -------      --------

Basic weighted average shares outstanding                       17,634       17,247       17,600       16,866
Dilutive impact of stock options                                   519           -           548           -
Diluted weighted average shares outstanding                     18,153       17,247       18,148       16,866
                                                               -------      -------       ------       ------

Basic net income (loss) per share                               $ 0.02      $ (0.17)      $ 0.03       $(0.21)
                                                                ------      --------      ------       -------

Diluted net income (loss) per share (a)                         $ 0.02      $ (0.17)      $ 0.03       $(0.21)
                                                                ------      --------      ------       -------

Basic net income (loss) per share is based upon the weighted average number of common shares outstanding, including Class B common shares, during the periods. Class B common stockholders have the same rights to share in profits and losses and liquidation values as common stock holders. Diluted net income (loss) per share is based upon the weighted average number of common shares outstanding and potentially dilutive securities outstanding, which are calculated using the treasury stock method.

(a) For the three months and six months ended June 30, 2003 presentation of the dilutive effect of stock options, warrants and convertible notes, which totaled 476,379 shares, were not included since the effect would have been anti-dilutive. For the three months and six months ended June 30, 2004 presentation of the dilutive effect of stock options, warrants and convertible notes, which totaled 2,062,775 shares, were not included since the effect would have been anti-dilutive.

3.       Long-term debt

         Long-term debt consists of the following (in thousands):

-------------------------------------------------------------- --------------------------- --------------------
                                                                        June 30,                December 31,
                                                                          2004                       2003
-------------------------------------------------------------- --------------------------- --------------------
-------------------------------------------------------------- --------------------------- --------------------
6% conditional subordinated notes due 2008 (a)                           $7,500                   $7,500
ManTech Note (b)                                                          5,251                    5,251
Mortgage on MXL Pennsylvania facility (c)                                 1,355                    1,405
Mortgage on MXL Illinois facility (d)                                     1,170                    1,185
Senior subordinated debentures                                                -                      423
AOtec Debt and Notes(e)                                                     813                      922
Other                                                                       239                      437
-------------------------------------------------------------- --------------------------- --------------------
-------------------------------------------------------------- --------------------------- --------------------
                                                                         16,328                   17,123
Less warrant related discount, net of accretion                          (2,085)                  (2,262)
-------------------------------------------------------------- --------------------------- --------------------
-------------------------------------------------------------- --------------------------- --------------------
                                                                         14,243                   14,861
Less current maturities                                                    (476)                  (1,112)
-------------------------------------------------------------- --------------------------- --------------------
-------------------------------------------------------------- --------------------------- --------------------
                                                                        $13,767                  $13,749
-------------------------------------------------------------- --------------------------- --------------------

 (a) Pursuant to a Note and Warrant Purchase Agreement dated August 8, 2003, the Company issued and sold to four Gabelli funds $7,500,000 aggregate principal amount of 6% Conditional Subordinated Notes due 2008 (the "Gabelli Notes") and 937,500 warrants ("GP Warrants"), each entitling the holder thereof to purchase (subject to adjustment) one share of the Company's common stock. The aggregate proceeds from the Gabelli Notes and GP Warrants was $7,500,000.

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

The GP Warrants have an exercise price of $8.00 per share and are exercisable at any time until August 2008. The exercise price may be paid in cash, by delivery of Notes, or a combination of the two. The GP Warrants contain anti-dilution provisions for stock splits, reorganizations, mergers, and similar transactions. The fair value of the GP Warrants at the date of issuance was $2,389,000, which reduced long-term debt at the date of purchase, is being amortized to interest expense until maturity.

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

In connection with the Distribution, the Company intends to contribute the Pawling property, subject to the mortgage, to MXL, which will be part of the Distribution. MXL will assume the mortgage, but without liability for repayment of the Gabelli Notes or any other obligations of the Company under the Note and Warrant Purchase Agreement (other than foreclosure on such property). If there is a foreclosure on the mortgage for payment of the Gabelli Notes, the Company has agreed to indemnify MXL for loss of the value of the property.

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

(e) On September 15, 2003, MXL purchased machinery, equipment and inventory from AOtec LLC ("AOtec"), for $1,100,000, subject to adjustment. In connection with this purchase, the Company valued the machinery and equipment at approximately $900,000, the inventory at approximately $300,000 and recorded accrued expenses of $100,000. MXL paid $100,000 of the purchase price in cash and issued three notes (collectively, the "AOtec Notes"), in the amount of $450,000, $275,000 and $275,000 each, due October 1, 2003, August 5, 2004 and August 5, 2005, respectively. The AOtec Notes bear interest on the unpaid principal amount at the rate of 4% per annum. On October 1, 2003, MXL borrowed $700,000 from a bank (the "AOtec Debt") to finance the purchase price and used the proceeds to pay the $450,000 note. The AOtec Debt is payable monthly for three years and is secured by the machinery and equipment purchased from AOtec. The Company guaranteed the AOtec Debt. The Aotec Note due August 5, 2004 of $275,000 is classified as short-term borrowings on the Company's condensed consolidated balance sheets and is not included in the table above.

4. Short-term borrowings

General Physics and GSE

General Physics has a two-year $25,000,000 Financing and Security Agreement (the "Credit Agreement") with a bank, which expires in August, 2006. As of June 30, 2004, borrowings outstanding under the Credit Agreement are secured by accounts receivable and property, plant and equipment of General Physics. The Credit Agreement also provides for an unsecured guaranty from the Company.

On March 30, 2004, GSE was added as an additional borrower under the General Physics Credit Agreement. Under the terms of the Credit Agreement, as amended, $1,500,000 of General Physics' Credit Agreement has been allocated for use by GSE. The Credit Agreement was amended to provide for additional collateral
4.       Short-term borrowings (Continued)

consisting of substantially all of the GSE's assets, as well as certain covenants specific to GSE. It provides for borrowings by GSE up to 80% of eligible accounts receivable and 80% of eligible costs and estimated earnings in excess of billings on uncompleted contracts, up to a maximum of $1,500,000. The Company agreed to guarantee GSE's borrowings under the Credit Agreement, as amended, in consideration as part of its fee pursuant to the Management Services Agreement.

The interest rate on the Credit Agreement is at Eurodollar or LIBOR Market Rate plus 3.00%, (which as of June 30, 2004 is approximately 4.37%). Based upon the financial performance of GP, the interest rate can be reduced. The Credit Agreement contains covenants with respect to GP's minimum tangible net worth, leverage ratio, interest coverage ratio and its ability to make capital expenditures. The Credit Agreement also contains certain restrictive covenants including a prohibition on future acquisitions without approval, incurrence of debt and the payment of dividends. GP is currently restricted from paying dividends or management fees to the Company in excess of $1,000,000 in any fiscal year. GP was in compliance with all loan covenants under the Credit Agreement as of June 30, 2004. In July 2004, General Physics obtained a waiver to allow a one-time additional management fee to be paid to the Company.

As of June 30, 2004, the amount outstanding under the Credit Agreement is approximately $7,723,000, and approximately $9,493,000 was available to be borrowed under the Credit Agreement.

Five Star

On June 20, 2003 Five Star obtained a new Loan and Security Agreement (the "Loan Agreement") with Fleet Capital Corporation. The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement provides for a $25,000,000 revolving credit facility, which allows Five Star to borrow based upon a formula of eligible inventory and eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement are LIBOR plus a credit spread for borrowings not to exceed $15,000,000 and the prime rate plus a credit spread for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star achieves and maintains certain performance benchmarks. As of June 30, 2004, approximately $22,176,000 was outstanding under the Loan Agreement and approximately $440,000 was available to be borrowed.

In connection with the Loan Agreement, Five Star also entered into an interest rate swap with Fleet National Bank on June 20, 2003, which has been designated as a cash flow hedge. Effective July 1, 2004 through June 30, 2008, Five Star will pay a fixed interest rate of 3.38% to Fleet National Bank on notional principal of $12,000,000. In return, Fleet National Bank will pay to Five Star a floating rate, namely, LIBOR, on the same notional principal amount. The credit spread under the Loan Agreement is not included in and will be paid in addition to this fixed interest rate of 3.38%. The interest rate swap, which is included in other assets in the Company's condensed consolidated balance sheets as of June 30, 2004 and December 31, 2003, had a fair value of $174,000 and $122,000, respectively.

5.       Comprehensive loss

The following are the components of comprehensive loss (in thousands):

                                                                 Three months ended           Six months ended
                                                                       June 30,______             June 30,_____
                                                             ------------------------     ---------------------
                                                                    2004           2003         2004         2003
                                                                    ----           ----         ----         ----

Net  income (loss)                                                $  394        $(2,866)      $  525      $(3,569)
                                                                  ------        --------      ------      --------

Other comprehensive income (loss) before
income tax expense:
Net unrealized gain (loss) on
    available-for-sale-securities                                     88           (135)        (826)      (1,599)
Net unrealized gain on interest rate swap                            352              -           49            -
Foreign currency translation adjustment                              (53)           (45)        (112)        (106)
                                                                 --------    -----------      -------    ---------
                                                                     387           (180)        (889)      (1,705)
Income tax benefit (expense) relating to
  items of other comprehensive income (loss)                        (172)            54          303          626
                                                                ---------    ----------      -------    ---------
Comprehensive loss, net of tax                                  $   (61)        $(2,992)     $   (61)     $(4,648)
                                                                ========        ========     ========     ========



The components of accumulated other comprehensive income, net are as follows:

                                                    June 30,      December 31,
                                                      2004           2003
                                                      ----           ----
Net unrealized gain on
    available-for-sale-securities                  $   787          $1,613
Net unrealized gain on interest rate swap              131              82
Foreign currency translation adjustment             (1,122)         (1,010)
                                                    -------        --------
Accumulated income tax expense related to
    items of other comprehensive income (loss)        (358)           (661)
                                                   --------        --------
Accumulated other comprehensive (loss) income,
    net of tax                                      $ (562)        $    24
                                                    -------        =======

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

The Home Improvement Distribution Segment, which consists of Five Star, distributes paint sundry items, interior and exterior stains, brushes, rollers, caulking compounds and hardware products on a regional basis. The Company acquired additional shares of Five Star in the fourth quarter of 2003, bringing

 6. Business segments
(Continued)

its ownership at that time to 54%. Five Star is consolidated in the Company's financial statements effective October 8, 2003. Upon the distribution described in Note 1, Optical Plastics and Home Improvement Distribution will be spun off to NPDC.

The following tables set forth the sales and operating income (loss) of each of the Company's operating segments (in thousands):

                                                        Three months            Six Months ended
                                                        ended June 30                June 30
                                                -------------- -------------- --------------- ----------
                                                    2004           2003            2004           2003
                                                    ----           ----            ----           ----
Sales
Manufacturing & Process                              $ 37,905       $32,349       $  71,547      $64,587
Information Technology                                  1,572         1,637           3,089        3,270
Simulation                                              7,597             -          15,158            -
Optical Plastics                                        2,302         2,052           4,432        4,268
Home Improvement Distribution                          27,302             -          54,293            -
                                                -------------- -------------- --------------- -------------
                                                -------------- -------------- --------------- -------------
                                                      $76,678       $36,038       $ 148,519      $72,125
                                                -------------- -------------- --------------- -------------




                                                        Three months             Six Months ended
                                                       ended June 30,                June 30
                                                --------------- -------------- --------------- -------------
                                                       2004         2003          2004           2003
                                                       ----         ----          ----           ----
Segment operating income (loss)
Manufacturing & Process                             $ 1,783        $ 803        $ 2,949       $ 1,249
Information Technology                                  246          145            437           433
Simulation                                              438            -            760             -
Optical Plastics                                        (58)         (93)          (302)         (190)
Home Improvement Distribution                           780            -          1,462             -
                                                ------------- ------------ --------------- -------------
                                                ------------- ------------ --------------- -------------
                                                    $ 3,189        $ 855        $ 5,306       $ 1,492
                                                --------------- -------------- --------------- -------------



A reconciliation of the segment operating income to income (loss) before income tax (expense) benefit and minority interests in the condensed consolidated statements of operations is shown below (in thousands):

                                                            Three months                    Six months
                                                           ended June 30,                 ended June 30,
                                                     ---------------------------- -------------------------------
                                                     -------------- ------------- ---------------- --------------
                                                            2004           2003           2004             2003
                                                            ----           ----           ----             ----
Segment operating income                                 $ 3,189          $ 855        $ 5,306          $ 1,492
Corporate and other general and
  administrative expenses                                 (1,312)        (3,123)        (2,193)          (4,355)
Interest expense                                            (850)          (592)        (1,752)         (1,188)
Investment and other income                                   39            502            122             662
Gain on marketable securities                                 80            138            381             212
---------------------------------------------------- -------------- ------------- ---------------- --------------
Income (loss) before income tax
 expense and minority interests                          $ 1,146       ($ 2,220)       $ 1,864          ($3,177)
---------------------------------------------------- -------------- ------------- ---------------- --------------

7. Pro forma statement of operations information for the three and six months ended June 30, 2003

As discussed in Note 1, the Company's condensed consolidated statements of operations include the results of Five Star and GSE effective October 2003. Pro forma sales, net loss and diluted net loss per share assuming the acquisitions had occurred on January 1, 2003, would have been $66,025,000, $(2,941,000), and $(0.17) for the three months ended June 30, 2003, and $132,302,000, ($3,673,000), and ($0.21), for the six months ended June 30, 2003. The pro forma information is presented for comparative purposes only and may not be indicative of what would have occurred had the acquisitions actually occurred on that date, nor is it indicative of future operating results.

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

The complaint, which is pending in the New York State Supreme Court, alleges that the defendants created a doctored budget to conceal the poor performance of the United Kingdom operation of Learning Technologies. The complaint also alleges that the defendants represented that Learning Technologies would continue to receive new business from Systemhouse even though the defendants knew that the sale of Systemhouse to EDS was imminent and that such new business would cease after such sale. In February 2001, the defendants filed answers denying liability. No counterclaims against the plaintiffs have been asserted. Although discovery had not yet been completed, defendants made a motion for summary judgment, which was submitted in April 2002. The motion was denied by the court due to the MCI bankruptcy described below, but with leave to the other defendants to renew.

The defendants other than MCI then made an application to the court to stay the fraud action until a later-commenced arbitration, alleging breach of the acquisition agreement and of a separate agreement to refer business to General Physics on a preferred provider basis and seeking actual damages in the amount of $17.6 million plus interest, is concluded. In a decision dated May 9, 2003, the court granted the motion and stayed the fraud action pending the outcome of the arbitration. Limited discovery was conducted in connection with the arbitration. The arbitration hearings began on May 17, 2004 and concluded on May 24, 2004 before JAMS, a private dispute resolution firm. The Company expects to receive a ruling on the arbitration hearing during the third quarter of 2004.

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

The Company will make a capital contribution to NPDC, which in turn will transfer to MXL, the right to receive the first $5 million of any proceeds (net of litigation expenses), and 50% of any proceeds (net of litigation expenses) in excess of $15 million, received with respect to the foregoing claims.



8.       Litigation (Continued)


The Company is not a party to any legal proceeding, the outcome of which is believed by management to have a reasonable likelihood of having a material adverse effect upon the financial condition and operating results of the Company.

                       GP STRATEGIES CORPORATION AND SUBSIDIARIES


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company's primary operating entity is General Physics Corporation (GP or General Physics), a global workforce development company that improves the effectiveness of organizations by providing training, management consulting, e-Learning solutions and engineering services that are customized to meet the specific needs of clients. Clients include Fortune 500 companies, manufacturing, process and energy companies, and other commercial and governmental customers. General Physics operates in two segments: the Manufacturing & Process Segment and the IT Segment.

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

Spin-off of National Patent Development Corporation

In July 2002, the Company announced that it was actively considering a spin-off of certain of its non-core assets into a separate corporation to be named National Patent Development Corporation ("NPDC"). The spin-off, when effective, will result in the Company being separated into two independent, publicly-held companies. The Company will own and operate the manufacturing & process business and information technology business through its subsidiary, General Physics, and retain the 58% interest in GSE. NPDC will own and operate the optical plastics business through its subsidiary, MXL, and will own the 64% interest in Five Star and certain other non-core assets.

On March 21, 2003, the Internal Revenue Service issued a favorable tax ruling, which would enable the Distribution to be tax-free.

On August 16, 2004, the Company announced that the spin-off of National Patent Development Corporation by the Company did not take place on August 13, 2004 because the Securities and Exchange Commission (the "SEC") has not yet cleared the required filings. The Company had previously announced that the spin-off would take place on such date, subject to SEC clearance.

The delay in the spin-off resulted from the request of the SEC that the spin-off be effected by means of a prospectus and registration statement under the Securities Act rather than by means of an information statement and registration statement under the Exchange Act. While the Company does not believe that there are currently any substantive issues remaining that will impede its ability to obtain SEC clearance and believes that it will obtain such clearance expeditiously, it is difficult to predict when such clearance will be obtained. GP Strategies will announce the revised date of the spin-off at such time as such clearance is obtained. Following the spin-off, the Company will cease to have any ownership interest in NPDC and NPDC will become an independent publicly traded company.

Management expects the spin-off to result in several benefits to the Company and its shareholders. The Company believes the spin-off will improve its access to capital and significantly improve its borrowing capacity, thereby satisfying its need to raise additional funds as well as achieving other corporate benefits. Management believes that by having two separate public companies, financial markets will be able to more effectively evaluate each company, thereby enhancing stockholder value over the long term for both companies and making the stock of each more attractive as currency for future acquisitions. Management believes the spin-off will provide NPDC's management with increased strategic flexibility and decision-making power to realize significant growth opportunities, and believes that having a separate management and ownership structure for NPDC will provide equity based compensation that is more closely related to the business in which its employees work.

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

In December 2003, an executive of the Company with experience in both the power industry and simulation technology, was elected Chief Executive Officer of GSE by GSE's Board of Directors. The executive will continue as an employee of the Company, however, he will devote 100% of his time to the performance of his duties as CEO of GSE. For 2004, GSE will reimburse the Company for his compensation and benefits. In addition, GSE restructured its Power Simulation Business in order to reduce expenses and focus on business development. Several operating personnel were terminated in the fourth quarter, and GSE entered into a Management Services Agreement with the Company effective January 1, 2004 pursuant to which GSE outsourced most of its corporate functions to the Company and General Physics and terminated most of its corporate staff. The Company agreed to provide corporate support services to GSE, including accounting, finance, human resources, legal, network support and tax. In addition, GSE will use General Physics' financial system. The term of the agreement is one year, during which GSE will pay an annual fee to General Physics of $685,000. The agreement can be renewed for successive one-year terms. GSE reorganized, creating a dedicated worldwide business development organization under the direction of one manager, and consolidating all of its worldwide operations under another manager. To maintain its capability to fulfill customer orders, GSE strengthened and expanded its relationships with international partners to provide the necessary workforce augmentation.

On October 8, 2003, the Company converted $500,000 principal amount of the $3,500,000 Senior Unsecured 8% Note due June 30, 2005, as amended, (the "Five Star Note") of Five Star into 2,000,000 shares of Five Star common stock (the "Five Star Acquisition"). The Five Star Acquisition increased the Company's ownership in Five Star from approximately 48% to approximately 54% of the outstanding Five Star common stock. As a result, effective October 8, 2003 Five Star is consolidated in the Company's financial statements. In addition, the Company continues to own the remaining amount of the Five Star Note, which had a principal balance of $2.8 million as of June 30, 2004. The Five Star Acquisition occurred because the Company believed that the common stock of Five Star represented an attractive investment opportunity based on its valuation at that time.

As a result of an issuer tender offer by Five Star, approximately 2,648,000 shares of common stock were tendered and repurchased by Five Star effective March 31, 2004 at a cost of $657,000. The effect of the repurchase was to increase the Company's ownership in Five Star to approximately 64%.

Operating Highlights

Three months ended June 30, 2004 compared to the three months ended June 30, 2003 (dollars in thousands)

For the three months ended June 30, 2004, the Company had income before income tax expense and minority interests of $1,146 compared to a loss of $2,220 for the three months ended June 30, 2003. The improved results were primarily due to reduced general and administrative expenses at the corporate level of $1,811; as well as increased sales and profitability at the segment level, including approximately $1,218 in operating income from the consolidation of Five Star and GSE into the Company's condensed consolidated financial statements.

Upon the distribution previously described, Optical Plastics and Home Improvement Distribution will be spun off to NPDC.

Sales
(dollars in thousands)

                                              Three months ended
                                                  June 30,
                                         ------------------------------
                                         ------------- ----------------
                                              2004             2003
                                          --------          -------
Manufacturing and Process                  $37,905          $32,349
Information Technology                       1,572            1,637
Simulation                                   7,597                -
Optical Plastics                             2,302            2,052
Home Improvement Distribution               27,302                -
                                            ------     ------------
                                           $76,678          $36,038
                                           -------          -------

The increase in sales of $5,556 by the Manufacturing & Process Segment in the second quarter of 2004 was primarily due to increased sales related to the Company's E-learning, Business Process Outsourcing and Domestic Preparedness initiatives. The increase in sales was partially offset by decreased sales from engineering and related services in connection with liquefied natural gas projects and decreased sales in the automotive sector.

The increase in sales of $250 in the Optical Plastics Segment (MXL) in the second quarter of 2004 was a result of increased revenues from MXL's Massachusetts facility, which was purchased in September 2003.

In the fourth quarter of 2003, the Company acquired additional shares of GSE and Five Star, bringing its ownership to 58% and 54% as of October 23, 2003 and October 8, 2003 respectively. As a result, for the second quarter of 2004, sales of GSE and Five Star of $7,597 and $27,302, respectively, are included in the Company's condensed consolidated statement of operations. GSE comprises the Company's Simulation Segment and Five Star comprises the Company's Home Improvement Distribution Segment.

Gross margin
(dollars in thousands)


                                                                Three months ended
                                                                        June 30,
                                                ---------------------------------------------------
                                                ---------------- --------- ------------- ----------
                                                       2004           %          2003        %
                                                   --------           -       -------        -
Manufacturing and Process                            $4,181          11.0      $3,601       11.1
Information Technology                                  334          21.3         305       18.6
Simulation                                            1,786          23.5           -        -
Optical Plastics                                        465          20.2         407       19.8
Home Improvement Distribution                         4,940          18.1           -         -_
                                                      -----          ----  ----------      -----
                                                    $11,706          15.3      $4,313       12.0
                                                    -------          ----      ------       ----

The Manufacturing & Process Segment gross margin of $4,181, or 11.0% of sales, for the second quarter of 2004 increased by $580, or 16.1%, when compared to gross margin of $3,601, or 11.1% of sales, for the second quarter of 2003. This increase was primarily due to increased sales.

The IT Segment gross margin of $334, or 21.3% of sales, for the second quarter of 2004 increased by $29 or 9.5%, when compared to gross margin of $305, or 18.6% of sales, for the second quarter of 2003. The increase in gross margin dollars and percentage, despite the decrease in sales, reflects the Company's focus on increasing project margins.

The Optical Plastics Segment (MXL) gross margin of $465, or 20.2% of sales, for the second quarter of 2004 increased by $58 or 14.3% when compared to gross margin of $407, or 19.8% of sales, for the second quarter of 2003, mainly due to increased sales and improved gross margin percentage from the Massachusetts facility. The improved gross margin percentage for the Massachusetts facility resulted from a more favorable product mix and production streamlining efforts at this facility.

In the fourth quarter of 2003 the Company acquired additional shares of GSE and Five Star, bringing its ownership to 58% and 54% as of October 23, 2003 and October 8, 2003 respectively. As a result, for the second quarter of 2004, gross margins of GSE and Five Star of $1,786, or 23.5% of sales, and $4,940, or 18.1% of sales, respectively, are included in the condensed consolidated statement of operations as part of the Simulation and Home Improvement Distribution Segments, respectively.

Selling, general, and administrative expenses
(dollars in thousands)

The increase in SG&A of $3,248 in the second quarter of 2004 was primarily attributable to the inclusion of $1,348 and $4,160 of SG&A for GSE and Five Star, respectively, being consolidated in the Company's condensed consolidated statement of operations subsequent to the GSE and Five Star acquisitions. The increase was offset by a reduction of expenses at the Corporate level, due to the Company's efforts to monitor and control costs.

Interest expense
(dollars in thousands)

The increase in interest expense of $258 in the second quarter of 2004 is primarily due to the inclusion of interest expense for GSE and Five Star of $16 and $212, respectively, being consolidated in the Company's condensed consolidated statement of operations subsequent to the GSE and Five Star Acquisitions.

Investment and other income and gain on sales of marketable securities (dollars in thousands)

                                              Three Months Ended
                                                   June 30,
                                         --------------------------------
                                         -------------- -----------------
                                            2004              2003
                                            ----              ----
  Investment and other income               $ 39              $502
  Gain on marketable securities             $ 80              $138

The investment and other income for the second quarter of 2004 was primarily related to interest income on loans receivable. The investment and other income for the second quarter of 2003 was primarily related to interest income on loans receivable and other investments of $203, as well as equity in earnings (loss) of Valera, Five Star and GSE of 465, $34 and ($200), respectfully.

The gain on marketable securities in the second quarter of 2004 and 2003 were primarily due to the Company's disposal of shares of Millennium.

Income taxes
(dollars in thousands)

For the second quarter of 2004 and 2003, the Company recorded an income tax expense of ($536) and ($646), respectively, which represents the Company's applicable federal, state and local, and foreign tax expense for the periods.

Six months ended June 30, 2004 compared to the six months ended June 30, 2003 (dollars in thousands)

For the six months ended June 30, 2004, the Company had income before income tax expense and minority interests of $1,864 compared to a loss of $3,177 for the six months ended June 30, 2003. The improved results were primarily due to reduced general and administrative expenses at the corporate level of $2,162; as well as increased sales and profitability at the segment level, including $1,899 in operating income from the consolidation of Five Star and GSE into the

Company's condensed consolidated financial statements and an increase of $1,700 in Manufacturing and Process operating income. The increases were offset by a decrease in investment and other income and gains on sale of marketable securities of $371 and an increase in interest expense of $564.

Upon the distribution previously described, Optical Plastics and Home Improvement Distribution will be spun off to NPDC.

Sales
(dollars in thousands)

                                              Six months ended
                                                   June 30,
                                          -----------------------------
                                          ------------ ----------------
                                                2004          2003
                                           ---------      --------
Manufacturing and Process                    $71,547       $64,587
Information Technology                         3,089         3,270
Simulation                                    15,158             -
Optical Plastics                               4,432         4,268
Home Improvement Distribution                 54,293              -
                                          ----------   ------------
                                            $148,519       $72,125

The increase in sales of $6,960 by the Manufacturing & Process Segment for the six months ended June 30, 2004 was primarily due to increased sales related to the Company's E-learning, Business Process Outsourcing and Domestic Preparedness initiatives. The increase in sales was partially offset by decreased sales from engineering and related services in connection with liquefied natural gas projects and decreased sales in the automotive sector.

The increase in sales of $164 in the for the six months ended June 30, 2004 was a result of the increased revenues from MXL's Massachusetts facility, which was purchased in September 2003. The increase in sales from the Massachusetts facility was partly offset by a decrease in sales from the Illinois and Lancaster facilities, primarily a result of market fluctuations on tool purchases, lower levels of purchases from several key customers and a discontinuance of a product line associated with diabetes treatment produced by one of MXL's most significant customers following the first quarter of 2003.

In the fourth quarter of 2003, the Company acquired additional shares of GSE and Five Star, bringing its ownership to 58% and 54% as of October 23, 2003 and October 8, 2003 respectively. As a result, for the six months ended June 30, 2004, sales of GSE and Five Star of $15,158 and $54,293, respectively, are included in the Company's condensed consolidated statement of operations. GSE comprises the Company's Simulation Segment and Five Star comprises the Company's Home Improvement Distribution Segment.

Gross margin
(dollars in thousands)

                                                Six months ended
                                                        June 30,
                                    -------------------------------------------
                                    ----------- --------- ------------ --------
                                       2004         %          2003         %
                                       ----         -          ----         -
Manufacturing and Process            $7,864        11.0      $6,696        10.4
                                                                           ----
Information Technology                  627        20.3         675        20.6
                                                                           ----
Simulation                            3,511        23.2           -          -
Optical Plastics                        761        17.2         770        18.0
                                                                           ----
Home Improvement Distribution         9,409        17.3            -         -_
                                      -----        ----   ----------     ------
                                    $22,172        14.9      $8,141        11.3
                                    -------        ----      ------        ----

The Manufacturing & Process Segment gross margin of $7,864, or 11.0% of sales, for the six months ended June 30, 2004 increased by $1,168, or 17.4%, when compared to gross margin of $6,696, or 10.4% of sales, for the six months ended June 30, 2003. This increase was primarily due to increased sales, as well as the Company's efforts to monitor and control costs.

The IT Segment gross margin of $627, or 20.3% of sales, for the six months ended June 30, 2004 decreased by $29 or 9.5%, when compared to gross margin of $675, or 20.6% of sales, for the six months ended June 30, 2003. This decrease was due to slightly decreased sales with the group's costs remaining relatively stable.

The Optical Plastics Segment (MXL) gross margin of $761, or 17.2% of sales, for the six months ended June 30, 2004 was consistent with gross margin of $770, or 18.0% of sales, for the six months ended June 30, 2003.

In the fourth quarter of 2003 the Company acquired additional shares of GSE and Five Star, bringing its ownership to 58% and 54% as of October 23, 2003 and October 8, 2003 respectively. As a result, for the six months ended June 30, 2004, gross margins of GSE and Five Star of $3,511, or 23.2% of sales, and $9,409, or 17.3% of sales, respectively, are included in the condensed consolidated statement of operations as part of the Simulation and Home Improvement Distribution Segments, respectively.

Selling, general, and administrative expenses
(dollars in thousands)

The increase in SG&A of $8,055 for the six months ended June 30, 2004 was primarily attributable to the inclusion of $2,751 and $7,947 of SG&A for GSE and Five Star, respectively, being consolidated in the Company's condensed consolidated statement of operations subsequent to the GSE and Five Star acquisitions. The increase was offset by a reduction of expenses at the Corporate and General Physics levels, due to the Company's efforts to monitor and control costs.

Interest expense
(dollars in thousands)

The increase in interest expense of $564 for the six months ended June 30, 2004 is primarily due to the inclusion of interest expense for GSE and Five Star of $159 and $366, respectively, being consolidated in the Company's condensed consolidated statement of operations subsequent to the GSE and Five Star Acquisitions.

Investment and other income and gain on sales of marketable securities (dollars in thousands)

                                                   Six Months Ended
                                                       June 30,
                                             --------------------------------
                                             -------------- -----------------
                                                2004              2003
                                                ----              ----
  Investment and other income                   $122              $662
  Gain on marketable securities                 $381              $212

The investment and other income for the six months ended June 30, 2004 was primarily related to interest income on loans receivable. The investment and other income for the six months ended June 30, 2003 and 2003 was primarily related to interest income on loans receivable and other investments of $355, as well as equity in earnings (loss) of Five Star, GSE and Valera of $143, ($301) and $465, respectfully.

The gain on marketable securities for the six months ended June 30, 2004 was primarily due to the Company's disposal of shares of Millennium and Hemispherx Biopharma, Inc. The gain on marketable securities for the six months ended June 30, 2003 was primarily due to the Company's disposal of shares of Millennium.

Income taxes
(dollars in thousands)

For the six months ended June 30, 2004 and 2003, the Company recorded an income tax expense of ($978) and ($392), respectively, which represents the Company's applicable federal, state and local, and foreign tax expense for the periods.

Liquidity and capital resources
(dollars in thousands)

As of June 30, 2004, the Company had cash and cash equivalents totaling $3,597. The Company believes that cash generated from operations, borrowing availability under the new credit agreement and cash generated from sales of marketable securities will be sufficient to fund the working capital and other requirements of the Company for at least the next twelve months.

For the six months ended June 30, 2004, the Company's working capital increased by $2,842 from $17,998 to $20,840 which was primarily due to increased accounts receivable and cost and estimated earnings in excess of billings on uncompleted contracts, as well as a decrease in accounts payable and accrued expenses, offset by increased short-term borrowings at Five Star.

The decrease in cash and cash equivalents of $819 for the six months ended June 30, 2004 resulted from cash used by operations of $4,082 offset by cash provided by investing activities of $82 and cash provided by financing activities of $3,188. Net cash used by operations of $4,082 primarily consists of changes in other operating items of $6,205, mainly due to changes in accounts receivable, accounts payable and accrued expenses, and costs and earnings in excess of billings on uncompleted contracts; offset by depreciation and amortization expense of $1,872. Net cash provided by investing activities of $82 consists of proceeds from sales of marketable securities of $1,012, offset by capital expenditures of $930. Net cash provided in financing activities of $3,188 consists of proceeds from short-term borrowings of $3,677, proceeds from exercised stock options of $325, offset by repayments of long-term debt of $814.

On October 23, 2003, the Company purchased from ManTech additional shares of common in GSE exchange for a 5% note for $5,251 due in full in October 2008. Interest is payable quarterly. Each year during the term of the Man Tech Note, ManTech will have the option to convert up to 20% of the original principal amount of the Man Tech Note into common stock of the Company at the then market price of the Company's common stock, but only in the event that the Company's common stock is trading at $10 per share or more. In the event that less than 20% of the principal amount of the Man Tech Note is not converted in any year, such amount not converted will be eligible for conversion in each subsequent year until converted or until the Man Tech Note is repaid in cash.

Five Star was indebted to the Company for the Five Star Note in the principal amount of $4,500 as of December 31, 2002. In June 2003, and July 2003 the Company received partial repayments from Five Star in the amount of $500 each, reducing the outstanding principal amount of the Five Star Note from $4,500 to $3,500. On October 8, 2003, the Company exchanged $500 principal amount of the $3,500 Five Star Note for 2,000,000 shares of Five Star common stock, reducing the outstanding principal balance of the Five Star Note from $3,500 to $3,000 and increasing the Company's ownership of the Five Star common stock at that time to approximately 54%. In December 2003 the Company received a partial repayment from Five Star in the amount of $200, reducing the outstanding principal amount of the Five Star Note from $3,000 to $2,800.

General Physics has a two-year $25,000 Financing and Security Agreement (the "Credit Agreement") with a bank, which expires in August, 2006. As of June 30, 2004, borrowings outstanding under the Credit Agreement are secured by accounts receivable and property, plant and equipment of General Physics. The Credit Agreement also provides for an unsecured guaranty from the Company.

On March 30, 2004, GSE was added as an additional borrower under the General Physics Credit Agreement. Under the terms of the Credit Agreement, as amended, $1,500 of General Physics' Credit Agreement has been allocated for use by GSE. The Credit Agreement was amended to provide for additional collateral consisting of substantially all of the GSE's assets, as well as certain covenants specific to GSE. It provides for borrowings by GSE up to 80% of eligible accounts receivable and 80% of eligible costs and estimated earnings in excess of billings on uncompleted contracts, up to a maximum of $1,500. The Company agreed to guarantee GSE's borrowings under the Credit Agreement, as amended, in consideration as part of its fee pursuant to the Management Services Agreement.

The interest rate on the Credit Agreement is at Eurodollar or LIBOR Market Rate plus 3.00%, (which as of June 30, 2004 is approximately 4.37%). Based upon the financial performance of GP, the interest rate can be reduced. The Credit Agreement contains covenants with respect to GP's minimum tangible net worth, leverage ratio, interest coverage ratio and its ability to make capital expenditures. The Credit Agreement also contains certain restrictive covenants including a prohibition on future acquisitions without approval, incurrence of debt and the payment of dividends. GP is currently restricted from paying dividends or management fees to the Company in excess of $1,000 in any fiscal year. GP was in compliance with all loan covenants under the Credit Agreement as of June 30, 2004. In July 2004, General Physics obtained a waiver to allow a one-time additional management fee to be paid to the Company.

As of June 30, 2004, the amount outstanding under the Credit Agreement is approximately $7,723 and approximately $9,493 was available to be borrowed under the Credit Agreement.

Pursuant to a Note and Warrant Purchase Agreement dated August 8, 2003, the Company issued and sold to four Gabelli funds $7,500 aggregate principal amount of 6% Conditional Subordinated Notes due 2008 and 937,500 warrants, each entitling the holder thereof to purchase (subject to adjustment) one share of the Company's common stock. The aggregate purchase price for the Gabelli Notes and GP Warrants was $7,500. The Gabelli Notes are secured by a mortgage on the Company's property located in Pawling, New York. In the event that the spin-off does not occur prior to February 2005, the Noteholders will have the right to require the Company to redeem the Gabelli Notes in April 2005. In addition, at any time that less than $1,875 principal amount of the Gabelli Notes are outstanding, the Company may defease the obligations secured by the mortgage and obtain a release of the mortgage by depositing with an agent for the Noteholders, bonds or government securities with an investment grade rating by a nationally recognized rating agency which, without reinvestment, will provide cash on the maturity date of the Gabelli Notes in an amount not less than the outstanding principal amount of the Gabelli Notes.

On June 20, 2003 Five Star obtained a new Loan and Security Agreement (the "Loan Agreement") with Fleet Capital Corporation. The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement provides for a $25,000 revolving credit facility, which allows Five Star to borrow based upon a formula of eligible inventory and eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement are LIBOR plus a credit spread for borrowings not to exceed $15,000 and the prime rate plus a credit spread for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star achieves and maintains certain performance benchmarks. At June 30, 2004, approximately $22,176 was outstanding under the Loan Agreement and approximately $440 was available to be borrowed.

In addition, under a Subordination Agreement between the Company and Fleet Capital Corporation dated June 20, 2003, Five Star may make annual cash payments of principal to the Company provided Five Star achieves certain financial performance benchmarks. From June 20, 2003 through December 31, 2003 (as discussed above) Five Star made three cash payments to the Company for a total of $1,200. No cash payments were made during the six months ended June 30, 2004.

Forward-looking statements

         The forward-looking statements contained herein reflect managements' current expectations regarding future growth, results of operations, performance and business prospects and opportunities. Wherever possible, words such as "anticipate," "believe," "plan," "expect" and similar expressions have been used to identify these forward- looking statements. These statements reflect the Company's current beliefs and are based on information currently available to the Company. Except as otherwise required by federal securities law, the company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances. Accordingly, these statements are subject to certain risks and uncertainties which could cause the Company's actual growth, results, performance and business prospects and opportunities to differ from those expressed in, or implied by these statements, including, but not limited to, our inability to generate funds by selling any assets that are included in the proposed spin-off, the timing of the spin-off, failure to continue to attract and retain personnel, loss of business from significant customers, failure to keep pace with technology, changing economic conditions, competition, and those other risks and uncertainties detailed in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission.

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

         We have no material changes to the disclosure on this matter made in our report on Form 10-K/A for the fiscal year ended December 31, 2003.

Item 4.    Controls and Procedures

           a. Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 240.13a-15(e) or 15d-15(e) as of the end of period covered by the report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective as of the evaluation date, providing them with material timely information relating to the Company required to be disclosed in the reports the Company files or submits under the Exchange Act.

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

                           PART II. OTHER INFORMATION



Item 6.           Exhibits and Reports on Form 8-K

                  a.       Exhibits

                           31.1 Certification of Chief Executive Officer of the Company dated August 16, 2004 pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.

                           31.2 Certification of Chief Financial Officer of the Company dated August 16, 2004 pursuant to Securities and Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.

                           32.1 Certification of Chief Executive Officer and Chief Financial Officer of the Company dated August 16, 2004 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K

                           None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.


                                         GP STRATEGIES CORPORATION


DATE: August 16, 2004                    __________________________________
                                         Jerome I. Feldman
                                         Chairman of the Board and
                                         Chief Executive Officer


DATE: August 16, 2004                    _________________________________
                                         Scott N. Greenberg
                                         President and Chief Financial Officer