Form 10-Q
period 2004-09-30
GP STRATEGIES CORP
filed 2004-11-15
CIK 70415

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                       September 30, 2004

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from          to

Commission File Number:                1-7234

                            GP Strategies Corporation
             (Exact name of registrant as specified in its charter)

       Delaware                                               13-1926739
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

777 Westchester Avenue, White Plains, New York               10604
(Address of principal executive offices)                   (Zip Code)

                                 (914)-249-9700
              (Registrant's telephone number, including area code)

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

         Indicate the number of shares outstanding of each of issuer's classes of common stock as of November 5, 2004:

              Common Stock                        16,569,919 shares
              Class B Capital                      1,200,000 shares

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES



                                TABLE OF CONTENTS



                                                                       Page

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets -
        September 30, 2004 and December 31, 2003                        2

     Condensed Consolidated Statements of Operations-
        Three Months and Nine Months Ended September 30, 2004           3

     Condensed Consolidated Statements of Cash Flows -
        Nine Months Ended September 30, 2004 and 2003                   4

     Notes to Condensed Consolidated Financial Statements               5

Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                               18

Item 3. Quantitative and Qualitative Disclosure About Market Risk      27

Item 4. Controls and Procedures                                        27

Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K                               28

Signatures                                                             29

                         PART I: Financial Information

ITEM I:       Consolidated Financial Statements

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                                                                        September 30,
                                                                                             2004              December 31,
                                       Assets                                            (Unaudited)               2003
Current assets:
     Cash and cash equivalents                                                         $        3,818                 4,416
     Accounts and other receivables, net                                                       43,063                39,737
     Inventories                                                                               24,782                28,300
     Costs and estimated earnings in excess of billings on uncompleted contracts               19,080                14,502
     Prepaid expenses and other current assets                                                  6,202                 6,705
                                                                                               ------                ------
                 Total current assets                                                          96,945                93,660
                                                                                               ------                ------
Investments, marketable securities and note receivable                                          2,263                 4,225
Property, plant and equipment, net                                                              8,406                 8,994
Intangible assets:
     Goodwill                                                                                  62,552                62,395
     Patents, licenses and contract rights, net                                                   814                 1,031
                                                                                               -------               ------
                                                                                               63,366                63,426
Deferred tax assets                                                                            11,505                11,688
Other assets                                                                                    5,436                 6,330
                                                                                               ------                ------
                 Total assets                                                          $      187,921               188,323
                                                                                              =======               =======
                        Liabilities and Stockholders' Equity
     Current maturities of long-term debt                                              $          487                 1,112
     Short-term borrowings                                                                     27,852                26,521
     Accounts payable and accrued expenses                                                     38,199                38,107
     Billings in excess of costs and estimated earnings on uncompleted contracts                8,659                 9,922
                                                                                              -------               -------
                 Total current liabilities                                                     75,197                75,662
Long-term debt less current maturities                                                         13,488                13,749
Other non-current liabilities                                                                   1,832                 1,728
                 Total liabilities                                                             90,517                91,139
                                                                                              -------               -------
Minority interests                                                                              4,064                 4,372
Stockholders' equity:
     Common stock                                                                                 165                   163
     Class B capital stock                                                                         12                    12
     Additional paid-in capital                                                               197,282               196,541
     Accumulated deficit                                                                     (100,489)             (101,443
     Accumulated other comprehensive income (loss)                                             (1,145)                   24
     Note receivable from stockholder                                                          (2,322)               (2,322
     Treasury stock, at cost                                                                     (163)                 (163
                                                                                              --------              -------
                 Total stockholders' equity                                                    93,340                92,812
                                                                                              --------              -------
                 Total liabilities and stockholders' equity                            $      187,921               188,323
                                                                                              =======               =======
   See accompanying notes to the condensed consolidated financial statements.



                   GP STRATEGIES CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (Unaudited)
                  (Dollars in thousands, except per share data)



                                                          Three months ended                    Nine months ended
                                                             September 30,                         September 30,
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
                                                          2004               2003               2004               2003
---------------------------------------------------------------------------------------------------------------------------
Sales                                          $        80,257             34,227            228,776            106,352
Cost of sales                                           68,313             29,614            194,660             93,598
---------------------------------------------------------------------------------------------------------------------------
                 Gross profit                           11,944              4,613             34,116             12,754

Selling, general and administrative
     expenses                                          (10,409)            (6,562)           (29,468)           (17,566)
                                                       -------              -----             ------             ------
                 Operating income (loss)                 1,535             (1,949)             4,648             (4,812)
Interest expense                                          (797)            (1,471)            (2,550)            (2,659)
Investment and other income (loss)                         167               (562)               290                100
Valuation adjustment of liability for
     warrants                                              --               1,162                --               1,162
Gain on marketable securities                              --                 186                381                398
                                                      --------             ------             ------            ----------
                 Income (loss) before
                    income tax expense and
                    minority interests                     905             (2,634)             2,769             (5,811)
Income tax expense                                        (489)              (213)            (1,467)              (605)
                                                        -------            -------            -------             -------
                 Income (loss) before
                    minority interests                     416             (2,847)             1,302             (6,416)
Minority interests                                          13                --                (349)              --
                                                        -------            -------           ---------           --------
                 Net income (loss)             $           429             (2,847)               953             (6,416)
                                                        =======            =======           =========          =========
Net income (loss) per share:
     Basic and diluted                         $          0.02              (0.16)              0.05              (0.38)
                                                        =======            =======           =========           =======

   See accompanying notes to the condensed consolidated financial statements.


                   GP STRATEGIES CORPORATION AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)
                             (Dollars in thousands)


                                                                                            2004                  2003
                                                                                           -----                  ----
Cash flows from operating activities:
     Net income (loss)                                                                   $   953                 (6,416)
     Adjustments to reconcile net income (loss) to net cash (used)
        provided by operating activities:
           Depreciation and amortization                                                    2,746                 2,552
           Non-cash debt conversion expense, net                                              --                    622
           Valuation adjustment of liability for warrants                                     --                 (1,162)
           Write-off of deferred financing costs                                              --                    860
           Issuance of stock for retirement savings plan                                      339                   846
           Non-cash credit to compensation expense                                           (239)                 (306)
           Loss on equity investments, net                                                    --                    329
           Gain on sales of marketable securities                                            (381)                 (398)
           Changes in other operating items                                                (4,211)                6,569
                                                                                            ------               ------
               Net cash (used) provided by operating activities                              (793)                3,496
                                                                                           -------               ------

Cash flows from investing activities:
     Proceeds from sales of marketable securities                                           1,012                 1,120
     Proceeds from note receivable                                                            --                  1,000
     Additions to property, plant and equipment                                            (1,281)                 (800)
     Reduction in investments and other assets, net                                           --                 (1,523)
                                                                                           -------                ------
                 Net cash used by investing activities                                       (269)                 (203)
                                                                                           ------                 ------
Cash flows from financing activities:
     Proceeds from (repayment of) short-term borrowings, net                                1,056               (10,440)
     Proceeds from exercised stock options                                                    404                   776
     Proceeds from issuance of long-term debt                                                 --                  8,673
     Repayments of long-term debt, including capital leases                                  (993)                 (853)
                                                                                          --------               -------
                 Net cash provided (used) by financing activities                             467                (1,844)
                                                                                          --------              --------
Effect of exchange rate changes on cash and cash equivalents                                   (3)                 (102)
                                                                                          --------                ------
                 Net (decrease) increase in cash and cash equivalents                        (598)                1,347
                                                                                          --------                -------
Cash and cash equivalents at the beginning of the period                                     4,416                1,516
                                                                                         ---------                -------
Cash and cash equivalents at the end of the period                                      $    3,818                2,863
                                                                                          ========                ========

See accompanying notes to the condensed consolidated financial statements.


                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                  Nine months ended September 30, 2004 and 2003
                                   (Unaudited)
                  (Dollars in thousands, except per share data)


(1)    Basis of Presentation and Summary of Significant Accounting Policies

       (a)    Description Of Business

              GP Strategies Corporation (the Company) currently consists of five operating business segments. The Company's principal operating subsidiary is General Physics Corporation (GP or General Physics). GP is a global workforce development company that improves the effectiveness of organizations by providing training, management consulting, e-Learning solutions and engineering services that are customized to meet the needs of specific clients. Clients include Fortune 500 companies, manufacturing, process and energy companies, and other commercial and governmental customers.

              GP operates in two business segments. The Manufacturing & Process Segment provides technology based training, engineering, consulting and technical services to leading companies in the automotive, steel, power, oil and gas, chemical, energy, pharmaceutical and food and beverage industries, as well as to the government sector. The Information Technology Segment provides information technology (IT) training programs and solutions.

              GSE Systems, Inc. (GSE) is a world leader in real-time power plant simulation and makes up the Company's Simulation Segment. During the fourth quarter of 2003 the Company acquired additional shares of GSE, which brought its ownership interest to 58%. GSE was consolidated into the Company's condensed consolidated financial statements as of and for the nine months ended September 30, 2004. The Company's Optical Plastics Segment is comprised of the Company's wholly owned subsidiary MXL Industries, Inc. (MXL). MXL is a specialist in the manufacture of polycarbonate parts requiring strict adherence to optical quality specifications, and in the application of abrasion and fog resistant coatings to these parts. Five Star Products, Inc. (Five Star) is a leading regional distributor of paint sundry items, interior and exterior stains, brushes, rollers, caulking compounds and hardware products and makes up the Company's Home Improvement Distribution Segment. During the fourth quarter of 2003 the Company acquired additional shares of Five Star, which brought its ownership interest at that time to 54%. Five Star was consolidated into the Company's condensed consolidated financial statements as of and for the nine months ended September 30, 2004. As a result of an issuer tender offer by Five Star, approximately 2,648,000 shares of common stock were tendered and repurchased by Five Star effective March 31, 2004 at a cost of $657. The effect of the repurchase was to increase the Company's ownership in Five Star to approximately 64% as of March 31, 2004. As of September 30, 2004, the Company owned 58% and 64% of GSE and Five Star, respectively.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                  Nine months ended September 30, 2004 and 2003
                                   (Unaudited)
                  (Dollars in thousands, except per share data)


       (b)    Principles of Consolidation and Investments

              The accompanying condensed consolidated balance sheet as of September 30, 2004 and the condensed consolidated statements of operations and cash flows for the three months and nine months ended September 30, 2004 and 2003 have not been audited, but have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003 as presented in our Annual Report on Form 10-K/A. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2004 interim periods are not necessarily indicative of results to be expected for the entire year.

              The condensed consolidated financial statements include the operations of the Company and its majority-owned and controlled subsidiaries. The minority interests balance is comprised of the minority ownerships of Five Star and GSE. All significant intercompany balances and transactions have been eliminated.

              In July 2002, the Company's Board of Directors approved a spin-off of certain of its non-core assets into a separate corporation, National Patent Development Corporation (NPDC). After the spin-off becomes effective, the Company's business will be comprised of its training and workforce development business operated by General Physics and the GSE simulation business. NPDC will be a stand-alone public company owning all of the stock of MXL, the interest in Five Star and certain other non-core assets. The separation of these businesses will be accomplished through a pro-rata distribution (the Distribution) of 100% of the outstanding common stock of NPDC to the Company's stockholders on the record date of the Distribution.

              On March 21, 2003, the Internal Revenue Service issued a favorable tax ruling, which would enable the Distribution to be tax-free. On November 9, 2004 the Company announced that the Securities and Exchange Commission (the SEC) had declared effective NPDC's Form S-1 Registration Statement relating to the spin-off of NPDC. In the spin-off, holders of record on November 18, 2004 of GP Strategies common stock and Class B capital stock will receive one share of NPDC common stock for each share of GP Strategies common stock or Class B capital stock owned. Shares of NPDC common stock are expected to be distributed on or about November 24, 2004.

              Following the spin-off, the Company will cease to have any ownership interest in NPDC and NPDC will become an independent publicly traded company. Effective with the spin-off, the historical results of NPDC's operations will be presented as discontinued operations.

       (c)    Derivatives and hedging activities

              Five Star is a party to an interest rate swap agreement designated as a cash flow hedge whereby changes in the cash flows of the swap will offset changes in the interest rate payments on the Five Star's variable-rate revolving loan, thereby reducing Five Star's exposure to fluctuations in LIBOR. Changes in the fair value of the interest rate swap are recognized in accumulated other comprehensive income, net of income taxes.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                  Nine months ended September 30, 2004 and 2003
                                   (Unaudited)
                  (Dollars in thousands, except per share data)


        (d)   Stock Based Compensation

              The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations in accounting for its plans, as permitted under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.

              Proforma net income (loss) and net income (loss) per share as if the Company recorded compensation expense based upon the fair value of stock-based awards at the grant date have been presented in accordance with the provisions of SFAS No. 123, for the three months and nine months ended September 30, 2004 and 2003 and are as follows:


                                                     Three months ended              Nine months ended
                                                        September 30,                  September 30,
                                                 ----------------------------   ----------------------------
                                                 ------------   -------------   ------------    ------------
                                                    2004            2003           2004            2003
                                                 ------------   -------------   ------------    ------------
Net income (loss) - as reported               $       429             (2,847)        953             (6,416)
Compensation expense, net of
     tax:
        Company stock options                            (31)           (542)          (194)           (938)
        GSE stock options                                 (9)         --                (27)         --
        Five Star stock options                           (2)         --                 (6)         --
                                                 ------------   -------------   ------------    ------------
                 Pro forma net
                    income (loss)             $       387             (3,389)        726             (7,354)
                                                 ============   =============   ============    ============
Basic and diluted net income (loss) per share:
        As reported                           $      0.02              (0.16)       0.05              (0.38)
        Company stock options                         --               (0.03)         (0.01)          (0.04)
        GSE stock options                             --              --             --              --
        Five Star stock options                       --              --             --              --
                                                 ------------   -------------   ------------    ------------

        Pro forma net income (loss)
           per share                          $      0.02              (0.19)       0.04              (0.42)
                                                 ============   =============   ============    ============



                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                  Nine months ended September 30, 2004 and 2003
                                   (Unaudited)
                  (Dollars in thousands, except per share data)


       (e)    Company Stock Options

              There were no Company stock options granted during the three months ended September 30, 2004. The per share weighted-average fair value of the Company's stock options granted during the three months ended September 30, 2003 and the nine months ended September 30, 2004 and 2003 were $3.75, $1.46 and $2.74, respectively, on the date of grant using the modified Black Scholes option-pricing model with the following weighted-average assumptions:


                                           Three months                          Nine months
                                         ended September 30,                 ended September 30,
                                      2004              2003             2004              2003
                                 ---------------   ---------------   --------------    --------------
Expected dividend yield                  --               0%               0%                0%
Risk-free interest rate                  --             2.41%            1.69%             2.00%
Expected volatility                      --            75.24%           34.08%            67.61%
Expected life                            --          4.0 years         2.0 years         2.5 years



              There were no GSE or Five Star options granted during the three and nine-month periods ended September 30, 2004. Outstanding GSE and Five Star options relate to grants to employees and directors of those companies.

(2)    Income (Loss) Per Share

       Income (loss) per share (EPS) for the three months and nine months ended September 30, 2004 and 2003 is as follows:



                                                        Three months ended             Nine months ended
                                                           September 30,                 September 30,
                                                    ----------------------------   ---------------------------
                                                       2004            2003           2004           2003
                                                    ------------    ------------   ------------   ------------
Basic and diluted EPS:
     Net income (loss)                           $       429             (2,847)        953            (6,416)
                                                    ============    ============   ============   ============
Basic weighted average shares
     outstanding (in thousands)                       17,694          17,404         17,628         17,028
Dilutive impact of stock options                         511             --             530            --
Diluted weighted average shares
     outstanding                                      18,205          17,404         18,158         17,028
                                                    ============    ============   ============   ============

Basic net income (loss) per share                $      0.02              (0.16)       0.05             (0.38)
                                                    ============    ============   ============   ============

Diluted net income (loss) per share (a)          $      0.02              (0.16)       0.05             (0.38)
                                                    ============    ============   ============   ============




       Basic net income (loss) per share is based upon the weighted average number of common shares outstanding, including Class B common shares, during the periods. Class B common stockholders have the same rights to

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                  Nine months ended September 30, 2004 and 2003
                                   (Unaudited)
                  (Dollars in thousands, except per share data)



       share in profits and losses and liquidation values as common stockholders. Diluted net income (loss) per share is based upon the weighted average number of common shares outstanding and potentially dilutive securities outstanding, which are calculated using the treasury stock method.

       For the three months and nine months ended September 30, 2003, presentation of the dilutive effect of stock options, warrants and convertible notes, which totaled 3,873,333 shares, were not included since the effect would have been anti-dilutive. For the three months and nine months ended September 30, 2004, presentation of the dilutive effect of stock options, warrants and convertible notes, which totaled 3,041,858 shares and 3,022,868 shares, respectively, were not included since the effect would have been anti-dilutive.

(3)    Long-Term Debt

       Long-term debt consists of the following:


                                                                September 30,          December 31,
                                                                     2004                  2003
                                                              -------------------   -------------------
6% conditional subordinated notes due 2008 (a)                  $       7,500                 7,500
ManTech Note (b)                                                        5,251                 5,251
Mortgage on MXL Pennsylvania facility (c)                               1,330                 1,405
Mortgage on MXL Illinois facility (d)                                   1,162                 1,185
Senior subordinated debentures                                            --                    423
AOtec debt and notes (e)                                                  478                   922
Other                                                                     242                   437
                                                              -------------------   -------------------
                                                                       15,963                17,123
Less warrant related discount, net of accretion                        (1,988)               (2,262)
                                                              -------------------   -------------------
                                                                       13,975                14,861
Less current maturities                                                  (487)               (1,112)
                                                              -------------------   -------------------
                                                                $      13,488                13,749
                                                              ===================   ===================




(a) Pursuant to a Note and Warrant Purchase Agreement dated August 8, 2003, the Company issued and sold to four Gabelli funds $7,500 aggregate principal amount of 6% Conditional Subordinated Notes due 2008 (the Gabelli Notes) and 937,500 warrants (GP Warrants), each entitling the holder thereof to purchase (subject to adjustment) one share of the Company's common stock. The aggregate proceeds from the Gabelli Notes and GP Warrants was $7,500.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                  Nine months ended September 30, 2004 and 2003
                                   (Unaudited)
                  (Dollars in thousands, except per share data)


              The Gabelli Notes bear interest at 6% per annum payable semi-annually commencing on December 31, 2003, and mature in August 2008. The Gabelli Notes are secured by a mortgage on the Company's property located in Pawling, New York. In the event that the spin-off does not occur prior to February 2005, the Noteholders will have the right to require the Company to redeem the Gabelli Notes in April 2005. In addition, at any time that less than $1,875 principal amount of Notes are outstanding, the Company may defease the obligations secured by the mortgage and obtain a release of the mortgage by depositing with an agent for the Noteholders, bonds or government securities with an investment grade rating by a nationally recognized rating agency which, without reinvestment, will provide cash on the maturity date of the Gabelli Notes in an amount not less than the outstanding principal amount of the Gabelli Notes.

              The GP Warrants have an exercise price of $8.00 per share and are exercisable at any time until August 2008. The exercise price may be paid in cash, by delivery of Notes, or a combination of the two. The GP Warrants contain anti-dilution provisions for stock splits, reorganizations, mergers, and similar transactions. The fair value of the GP Warrants at the date of issuance was $2,389, which reduced long-term debt at the date of purchase, and is being amortized to interest expense until maturity.

              The Note and Warrant Purchase Agreement provides that, on completion of the Distribution described in Note 1, NPDC will issue warrants (NPDC Warrants) to the holders of the GP Warrants. The NPDC Warrants will entitle the holders to purchase, in the aggregate, a number of shares of NPDC common stock equal to 8% of the number of shares outstanding at completion of the spin-off, subject to reduction for any GP Warrants exercised prior to the spin-off. The NPDC Warrants will be allocated to the holders of the GP Warrants on a pro-rata basis, on the respective number of GP Warrants held by them on such date.

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

(b) On October 23, 2003 in connection with the GSE Acquisition, the Company issued a five-year 5% note due in full on October 21, 2008 in the principal amount of $5,251 to ManTech International. Interest is payable quarterly. Each year during the term of the note, the holder of the note will have the option to convert up to 20% of the original principal amount of the note into common stock of GP Strategies at the then market price of GP Strategies' common stock, but only in the event that GP Strategies' common stock is trading at $10 per share or more. In the event that less than 20% of the principal amount of the note is not converted in any year, such amount not converted will be eligible for conversion in each subsequent year until converted or until the note is repaid in cash.

(c) On March 8, 2001, MXL entered into a loan in the amount of $1,680, secured by a mortgage covering the real estate and fixtures on its property in Pennsylvania. The loan requires monthly repayments of

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                  Nine months ended September 30, 2004 and 2003
                                   (Unaudited)
                  (Dollars in thousands, except per share data)


              $8 plus interest at 2.5% above the one month LIBOR rate and matures on March 8, 2011, when the remaining amount outstanding of approximately $680 is due in full. The loan is guaranteed by the Company.

(d) On July 3, 2001, MXL entered into a loan in the amount of $1,250, secured by a mortgage covering the real estate and fixtures on its property in Illinois. The loan requires monthly payments of principal and interest in the amount of $11 with interest at a fixed rate of 8.75% per annum, and matures on June 26, 2006, when the remaining amount outstanding of approximately $1,100 is due in full. The loan is guaranteed by the Company.

 (e) On September 15, 2003, MXL purchased machinery, equipment and inventory from AOtec LLC (AOtec), for $1,100, subject to adjustment. In connection with this purchase, the Company valued the machinery and equipment at approximately $900, the inventory at approximately $300 and recorded accrued expenses of $100. MXL paid $100 of the purchase price in cash and issued three notes (collectively, the AOtec Notes), in the amount of $450, $275 and $275 each, due October 1, 2003, August 5, 2004 and August 5, 2005, respectively. The AOtec Notes bear interest on the unpaid principal amount at the rate of 4% per annum. On October 1, 2003, MXL borrowed $700 from a bank (the AOtec Debt) to finance the purchase price and used the proceeds to pay the $450 note. The AOtec Debt is payable monthly for three years and is secured by the machinery and equipment purchased from AOtec. The Company guaranteed the AOtec Debt. The AOtec Notes, which amounted to $550 as of September 30, 2004, are classified as short-term borrowings on the Company's Condensed Consolidated Balance Sheets and are not included in the table above.

(4)           Short-Term Borrowings

       (a)    General Physics and GSE

              General Physics has a two-year $25,000 Financing and Security Agreement (the Credit Agreement) with a bank which expires in August 2006. Borrowings outstanding under the Credit Agreement are secured by accounts receivable and property, plant and equipment of General Physics. The Credit Agreement is guaranteed by the Company.

              On March 30, 2004, GSE was added as an additional borrower under the General Physics Credit Agreement. Under the terms of the Credit Agreement, as amended, $1,500 of General Physics' Credit Agreement has been allocated for use by GSE. The Credit Agreement was amended to provide for additional collateral consisting of substantially all of the GSE's assets, as well as certain covenants specific to GSE. It provides for borrowings by GSE up to 80% of eligible accounts receivable and 80% of eligible costs and estimated earnings in excess of billings on uncompleted contracts, up to a maximum of $1,500. The Company agreed to guarantee GSE's borrowings under the Credit Agreement, as amended, in consideration of a part of its fee pursuant to the Management Services Agreement (described in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations).


              The interest rate on the Credit Agreement is at Eurodollar or LIBOR Market Rate plus 3.00%, (4.84% at September 30, 2004). Based upon the financial performance of GP, the interest rate can be reduced. The Credit Agreement contains covenants with respect to GP's minimum tangible net worth, leverage ratio, interest coverage ratio and its ability to make capital expenditures. The Credit Agreement also contains certain restrictive covenants including a

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                  Nine months ended September 30, 2004 and 2003
                                   (Unaudited)
                  (Dollars in thousands, except per share data)


              prohibition on future acquisitions without approval, incurrence of debt and the payment of dividends. GP is currently restricted from paying dividends or management fees to the Company in excess of $1,000 in any fiscal year. GP was in compliance with all loan covenants under the Credit Agreement as of September 30, 2004. In July 2004, General Physics obtained a waiver to allow a one-time additional management fee not to exceed $1,000 to be paid to the Company in fiscal year 2004.

              As of September 30, 2004, the amount outstanding under the Credit Agreement was approximately $7,858 and approximately $9,983 was available to be borrowed under the Credit Agreement.

       (b)    Five Star

              On June 20, 2003 Five Star obtained a new Loan and Security Agreement (the Loan Agreement) with Fleet Capital Corporation. The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement provides for a $25,000 revolving credit facility, which allows Five Star to borrow based upon a formula of eligible inventory and eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement are LIBOR plus a credit spread for borrowings not to exceed $15,000 and the prime rate plus a credit spread for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star achieves and maintains certain performance benchmarks. As of September 30, 2004, approximately $19,426 was outstanding under the Loan Agreement and approximately $2,359 was available to be borrowed.

              In connection with the Loan Agreement, Five Star also entered into an interest rate swap with Fleet National Bank on June 20, 2003, which has been designated as a cash flow hedge. Effective July 1, 2004 through June 30, 2008, Five Star will pay a fixed interest rate of 3.38% to Fleet National Bank on notional principal of $12,000. In return, Fleet National Bank will pay to Five Star a floating rate, namely, LIBOR, on the same notional principal amount. The credit spread under the Loan Agreement is not included in and will be paid in addition to this fixed interest rate of 3.38%. The interest rate swap, which is included in other assets in the Company's condensed consolidated balance sheets as of September 30, 2004 and December 31, 2003, had a fair value of $0 and $122, respectively.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                  Nine months ended September 30, 2004 and 2003
                                   (Unaudited)
                  (Dollars in thousands, except per share data)




(5)    Comprehensive Income (loss)

       The following are the components of comprehensive income (loss):


                                                     Three months ended              Nine months ended
                                                        September 30,                  September 30,
                                                 ----------------------------   ----------------------------
                                                    2004            2003              2004            2003
                                                 ------------   -------------   ------------    ------------
Net income (loss)                             $      429           (2,847)             953           (6,416)
Other comprehensive income (loss)
     before income tax expense:
        Net unrealized gain (loss) on
           available-for-sale securities             (877)          1,757            (1,703)            158
        Net unrealized loss on interest
           rate swap                                 (165)           --                (116)            --
        Foreign currency translation
           adjustment                                  53               4               (59)           (102)
                                                 ------------   -------------   ------------    ------------
                                                     (560)         (1,086)             (925)         (6,360)
Income tax benefit (expense) relating
     to items of other comprehensive
     income (loss)                                    406            (686)              709             (60)
                                                 ------------   -------------   ------------    ------------
                 Comprehensive loss,
                    net of tax                $      (154)          (1,772)            (216)         (6,420)
                                                 ============   =============   ============    ============





       The components of accumulated other comprehensive income (loss), net are as follows:

                                                                                September            December 31,
                                                                                   2004                  2003
                                                                            -------------------   ------------------
Net unrealized gain (loss) on available-for-sale securities              $                 (90)             1,613
Net unrealized gain (loss) on interest rate swap                                           (34)                82
Foreign currency translation adjustment                                                 (1,069)            (1,010)
                                                                            -------------------   ----------------
Accumulated other comprehensive income (loss) before tax                                (1,193)               685
Accumulated income tax benefit (expense) related to items
      of other comprehensive income (loss)                                                  48               (661)
                                                                            -------------------   ------------------
                 Accumulated other comprehensive (loss)
                    income, net of tax                                   $              (1,145)                24
                                                                            ===================   ===================


                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                  Nine months ended September 30, 2004 and 2003
                                   (Unaudited)
                  (Dollars in thousands, except per share data)



(6)    Business Segments

       The operations of the Company currently consist of the following five business operating segments, by which the Company is managed.

       The Company's principal operating subsidiary is GP. GP operates in two business segments. The Manufacturing & Process Segment provides technology based training, engineering, consulting and technical services to leading companies in the automotive, steel, power, oil and gas, chemical, energy, pharmaceutical and food and beverage industries, as well as to the government sector. The Information Technology Segment provides IT training programs and solutions.

       The Simulation Segment, which consists of GSE, provides real-time simulation, homeland security and engineering services for the energy, process and military industries. The Company acquired additional shares of GSE in fourth quarter of 2003, bringing its ownership to 58%. GSE is consolidated in the Company's financial statements effective October 23, 2003.

       The Optical Plastics Segment, which consists of MXL, manufactures coated and molded optical plastic products.

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                  Nine months ended September 30, 2004 and 2003
                                   (Unaudited)
                  (Dollars in thousands, except per share data)



       The following tables set forth the sales and operating income (loss) of each of the Company's operating segments:


                                                       Three months ended                  Nine months ended
                                                          September 30,                      September 30,
---------------------------------------------------------------------------------------------------------------------
  Sales                                              2004              2003              2004              2003
---------------------------------------------------------------------------------------------------------------------
Manufacturing & Process                         $    42,592            30,843           114,140            95,430
Information Technology                                1,586             1,470             4,674             4,740
Simulation                                            7,340               --             22,498               --
Optical Plastics (a)                                  2,061             1,914             6,493             6,182
Home Improvement Distribution (a)                    26,678               --             80,971               --
                                                -----------           --------         --------            ------
                                                $    80,257            34,227           228,776           106,352
                                                ===========           ========         ========           =======
       Segment operating income (loss)
----------------------------------------
Manufacturing & Process                       $       2,528             1,142             5,485             2,380
Information Technology                                  275               163               704               607
Simulation                                             (163)              --                597               --
Optical Plastics (a)                                   (299)              126              (600)              (64)
Home Improvement Distribution (a)                       469               --              1,931               --
                                                -----------          ----------       ---------         ----------
                                              $       2,810             1,431             8,117             2,923
                                               =============         ==========       =========         ===========




       (a) The Optical Plastics and Home Improvement Distribution segments will be spun-off to NPDC on or about November 24, 2004.

       A reconciliation of the segment operating income to income (loss) before income tax expense and minority interests in the condensed consolidated statements of operations is shown below:



                                                       Three months ended                  Nine months ended
                                                          September 30,                      September 30,
                                                 --------------    --------------   ---------------   ---------------
                                                     2004              2003              2004              2003
                                                 --------------    --------------   ---------------   ---------------
Segment operating income                      $       2,810             1,431             8,117             2,923
Corporate and other general and
     administrative expenses                         (1,275)           (3,380)           (3,469)           (7,735)
Interest expense                                       (797)           (1,471)           (2,550)           (2,659)
Investment and other income                             167               600               290             1,262
Gain on marketable securities                           --                186               381               398
                                                 --------------    --------------   ---------------   ---------------
                 Income (loss) before
                    income tax expense
                    and minority interests    $         905               (2,634)         2,769               (5,811)
                                                 ==============    ==============   ===============   ===============


                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                  Nine months ended September 30, 2004 and 2003
                                   (Unaudited)
                  (Dollars in thousands, except per share data)



(7) Pro Forma Statement of Operations Information for the Three and Nine Months Ended September 30, 2003

       As discussed in note 1, the Company's condensed consolidated statements of operations include the results of Five Star and GSE effective October 2003. Pro forma sales, net loss and diluted net loss per share assuming the acquisitions had occurred on January 1, 2003, would have been $65,763, ($2,727), and ($0.16) for the three months ended September 30, 2003, and $198,065, ($6,400) and ($0.38) for the nine months ended
       September 30, 2003. The pro forma information is presented for comparative purposes only and may not be indicative of what would have occurred had the acquisitions actually occurred on that date, nor is it indicative of future operating results.

(8)    Litigation

       On January 3, 2001, the Company commenced an action alleging that MCI Communications Corporation (MCI), MCI's Systemhouse subsidiaries (Systemhouse), and Electronic Data Systems Corporation, as successor to Systemhouse (EDS), committed fraud in connection with the Company's 1998 acquisition of Learning Technologies from the defendants for $24.3 million. The Company seeks actual damages in the amount of $117.9 million plus interest, punitive damages in an amount to be determined at trial, and costs.The complaint, which is pending in the New York State Supreme Court, alleges that the defendants created a doctored budget to conceal the poor performance of the United Kingdom operation of Learning Technologies. The complaint also alleges that the defendants represented that Learning Technologies would continue to receive new business from Systemhouse even though the defendants knew that the sale of Systemhouse to EDS was imminent and that such new business would cease after such sale. In February 2001, the defendants filed answers denying liability. No counterclaims against the plaintiffs have been asserted. Although discovery had not yet been completed, defendants made a motion for summary judgment, which was submitted in April 2002. The motion was denied by the court due to the MCI bankruptcy described below, but with leave to the other defendants to renew.

       The defendants other than MCI then made an application to the court to stay the fraud action until a later-commenced arbitration, alleging breach of the acquisition agreement and of a separate agreement to refer business to General Physics on a preferred provider basis and seeking actual damages in the amount of $17.6 million plus interest, is concluded. In a decision dated May 9, 2003, the court granted the motion and stayed the fraud action pending the outcome of the arbitration. Limited discovery was conducted in connection with the arbitration. The arbitration hearings began on May 17, 2004 and concluded on May 24, 2004 before JAMS, a private dispute resolution firm. On September 10, 2004 General Physics received a $12 million interim award in its arbitration against EDS. The arbitrator found that the sellers of Learning Technologies breached certain representations and warranties contained in the acquisition agreement. The arbitrator directed the parties to attempt to reach agreement with respect to certain other matters, including whether General Physics is entitled to pre-award interest and, if so, in what amount. The parties were unable to reach agreement. The arbitrator has set forth a briefing schedule, which the parties agreed to modify and which concluded on November 1, 2004. The interim arbitration award is not subject to appeal but, once the arbitration award becomes final, General Physics will file in New York state court an application for an order confirming the award and EDS will have the right to seek to vacate the award. The Company will record a gain, net of any expenses, from the arbitration award, if any, in the period it is realized.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                  Nine months ended September 30, 2004 and 2003
                                   (Unaudited)
                  (Dollars in thousands, except per share data)



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

       On July 30, 2004 GP Strategies agreed to make an additional capital contribution to NPDC in an amount equal to the first $5 million of any proceeds (net of litigation expenses and taxes incurred, if any), and 50% of any proceeds (net of litigation expenses and taxes incurred, if any) in excess of $15 million, received with respect to the foregoing claims.

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

The Company has a third segment, Optical Plastics (MXL), which manufactures molded and coated optical products. During the fourth quarter of 2003, the Company acquired additional shares of GSE, bringing its ownership to 58%. GSE is consolidated into the Company's consolidated financial statements as the Company's Simulation Segment effective October 23, 2003. Also during the fourth quarter of 2003 the Company acquired additional shares of Five Star, bringing its ownership at that time to 54%. Five Star is consolidated into the Company's consolidated financial statements as the Company's Home Improvement Distribution Segment effective October 8, 2003. The Company also holds investments in a publicly held company, Millennium Cell, Inc. (Millennium), and in a private company, Valera Pharmaceuticals (formerly Hydro Med Sciences) (Valera), and owns certain real estate.

In the course of management's evaluation of the Company's internal control over financial reporting, which is ongoing, the Company has identified areas of internal control over financial reporting requiring improvement. The Company is in the process of designing enhanced internal controls to address issues identified to date.

Spin-off of National Patent Development Corporation

In July 2002, the Company announced that it was actively considering a spin-off of certain of its non-core assets into a separate corporation to be named National Patent Development Corporation (NPDC). The spin-off, when effective, will result in the Company being separated into two independent, publicly held companies. GP Strategies will own and operate the manufacturing & process business and information technology business through its subsidiary, General Physics, and retain the 58% interest in GSE. NPDC will own and operate the optical plastics business through its subsidiary, MXL, and will own the 64% interest in Five Star and certain other non-core assets.

On March 21, 2003, the Internal Revenue Service issued a favorable tax ruling, which would enable the Distribution to be tax-free. On November 9, 2004 the Company announced that the Securities and Exchange Commission (the SEC) had declared effective National Patent Development's Form S-1 Registration Statement relating to the spin-off of NPDC. In the spin-off, holders of record on November 18, 2004 of GP Strategies common stock and Class B capital stock will receive one share of NPDC common stock for each share of GP Strategies common stock or Class B capital stock owned. Shares of NPDC common stock are expected to be distributed on or about November 24, 2004.

Following the spin-off, the Company will cease to have any ownership interest in NPDC and NPDC will become an independent publicly traded company. Effective with the spin-off, the historical results of NPDC's operations will be presented as discontinued operations.

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

Acquisitions

On October 23, 2003, the Company purchased from ManTech International (ManTech) 3,426,699 shares of common stock of GSE and a GSE Subordinated Note in the outstanding principal amount of $650,000, which the Company immediately converted into 418,653 shares of common stock of GSE. This transaction (the GSE Acquisition) increased the Company's ownership of the common stock of GSE from approximately 22% to approximately 58%, and as a result, effective October 23, 2003 and thereafter, GSE is consolidated in the Company's financial statements. The consideration paid to ManTech by the Company consisted of a five-year 5% note of $5,250,955 (the ManTech Note) due in full in October 2008. Each year during the term of the ManTech Note, ManTech will have the option to convert up to 20% of the original principal amount of the note into common stock of the Company at the then market price of the Company's common stock, but only in the event that the Company's common stock is trading at $10 per share or more. In the event that less than 20% of the principal amount of the ManTech Note is not converted in any year, such amount not converted will be eligible for conversion in each subsequent year until converted or until the note is repaid in cash. The GSE Acquisition was carried out in order to allow the Company to work with GSE to expand GSE's simulation technology to the power, military and homeland defense markets that are currently served by General Physics.

In December 2003, an executive of the Company with experience in both the power industry and simulation technology, was elected Chief Executive Officer of GSE by GSE's Board of Directors. The executive will continue as an employee of the Company, however, he will devote 100% of his time to the performance of his duties as CEO of GSE. For 2004, GSE will reimburse the Company for his compensation and benefits. In addition, GSE restructured its Power Simulation Business in order to reduce expenses and focus on business development. Several operating personnel were terminated in the fourth quarter of 2003, and GSE entered into a Management Services Agreement with the Company effective January 1, 2004 pursuant to which GSE outsourced most of its corporate functions to the Company and General Physics and terminated most of its corporate staff. The Company agreed to provide corporate support services to GSE, including accounting, finance, human resources, legal, network support and tax. In addition, GSE will use General Physics' financial system. The term of the agreement is one year, during which GSE will pay an annual fee to the Company and General Physics totaling $685,000. The agreement can be renewed for successive one-year terms. GSE reorganized, creating a dedicated worldwide business development organization under the direction of one manager, and consolidating all of its worldwide operations under another manager. To maintain its capability to fulfill customer orders, GSE strengthened and expanded its relationships with international partners to provide the necessary workforce augmentation.


On October 8, 2003, the Company converted $500,000 principal amount of the $3,500,000 Senior Unsecured 8% Note due June 30, 2005, as amended, (the Five Star Note) of Five Star into 2,000,000 shares of Five Star common stock (the Five Star Acquisition). The Five Star Acquisition increased the Company's ownership in Five Star from approximately 48% to approximately 54% of the outstanding Five Star common stock. As a result, effective October 8, 2003 and thereafter, Five Star is consolidated in the Company's financial statements. In addition, the Company continues to own the remaining amount of the Five Star Note, which had a principal balance of $2.8 million as of September 30, 2004. The Five Star Acquisition occurred because the Company believed that the common stock of Five Star represented an attractive investment opportunity based on its valuation at that time.

As a result of an issuer tender offer by Five Star, approximately 2,648,000 shares of common stock were tendered and repurchased by Five Star effective March 31, 2004 at a cost of $657,000. The effect of the repurchase was to increase the Company's ownership in Five Star to approximately 64%.

Three Months Ended September 30, 2004 Compared To the Three Months Ended September 30, 2003 (dollars in thousands)

For the three months ended September 30, 2004, the Company had income before income tax expense and minority interests of $905 compared to a loss of $ 2,634 for the three months ended September 30, 2003. The improved results were primarily due to increased operating segment income of $1,379, principally by the Manufacturing & Process and IT segments, as well as reduced general and administrative expenses at the corporate level of $2,105.

Sales.

The sales by segment for the three months ended September 30, 2004 and 2004 are as follows:

                                                Three months ended
                                                   September 30,
                                      ----------------------------------------
                                      ------------------    ------------------
                                            2004                  2003
                                      ------------------    ------------------
Manufacturing & Process            $          42,592                30,843
Information Technology                         1,586                 1,470
Simulation                                     7,340                   --
Optical Plastics                               2,061                 1,914
Home Improvement Distribution                 26,678                   --
                                      ------------------    ------------------
                                   $          80,257                34,227
                                      ==================    ==================


The increase in sales of $11,749 by the Manufacturing & Process Segment in the third quarter of 2004 was primarily due to increases in revenue from the organization's business process outsource and e-Learning businesses. The business process outsource organization was awarded new contracts from both government and commercial clients at the end of 2003 and in 2004 to provide outsourced training management services. The e-Learning organization has been awarded several new contracts in 2004 with the federal government to provide hosting and learning management systems integration services. In addition, the Company's Manufacturing and Process Segment experienced a revenue increase of approximately $2.0 million in the third quarter of 2004 related to hurricane relief services provided in the State of Florida. Such revenue is not expected to be ongoing after the fourth quarter of 2004.

The increase in sales of $147 in the Optical Plastics Segment (MXL) in the third quarter of 2004 was a result of increased revenues from MXL's Massachusetts facility, which was purchased in September 2003.

In the fourth quarter of 2003, the Company acquired additional shares of GSE and Five Star, bringing its ownership to 58% and 54% as of October 23, 2003 and October 8, 2003 respectively. As a result, for the third quarter of 2004, sales of GSE and Five Star of $7,340 and $26,678, respectively, are included in the Company's condensed consolidated statement of operations. GSE comprises the Company's Simulation Segment and Five Star comprises the Company's Home Improvement Distribution Segment.

Gross profit.

The gross profit by segment for the three months ended September 30, 2004 and 2004 is as follows:


                                                             Three months ended September 30,
                                                   2004                                 2003
---------------------------------------------------------------------------------------------------------------------
                                                  Gross               Gross            Gross              Gross
                                                  Profit           Profit Margin       Profit         Profit Margin
---------------------------------------------------------------------------------------------------------------------
Manufacturing & Process                    $        5,175             12.2%      $      3,810           12.4%
Information Technology                                361             22.8%               318           21.6%
Simulation                                          1,453             19.8%               --             --
Optical Plastics                                      211             10.2%               485           25.3%
Home Improvement Distribution                       4,744             17.8%               --             --
                                           --------------            ------      ------------          ------
                                           $       11,944             14.9%      $      4,613            13.5%
                                                =========            ======      ============          =======


The Manufacturing & Process Segment gross profit of $5,175, or 12.2% of sales, for the third quarter of 2004 increased by $1,365, or 36%, when compared to gross profit of $3,810, or 12.4% of sales for the third quarter of 2003. This increase in gross profit is primarily driven by increases in revenue from the organization's business process outsource and e-Learning businesses. The incremental profit increase was offset slightly by increases in benefits and expenses due to the growth of the business.

The IT Segment gross profit of $361, or 22.8% of sales, for the third quarter of 2004 increased by $43, or 14%, when compared to gross profit of $318, or 21.6% of sales for the third quarter of 2003. This increase was primarily due to a slight increase in revenue and a reduction of overhead expenses in the organization.

The Optical Plastics Segment (MXL) gross profit of $211, or 10.2% of sales, for the third quarter of 2004 decreased by $274 or 56% when compared to gross profit of $485, or 25.3% of sales, for the third quarter of 2003, mainly due to increases in raw material resin costs and a less favorable product mix.

In the fourth quarter of 2003 the Company acquired additional shares of GSE and Five Star, bringing its ownership to 58% and 54% as of October 23, 2003 and October 8, 2003 respectively. As a result, for the third quarter of 2004, gross profits of GSE and Five Star of $1,453, or 19.8% of sales, and $4,744, or 17.8% of sales, respectively, are included in the condensed consolidated statement of operations as part of the Simulation and Home Improvement Distribution Segments, respectively.

Selling, general and administrative expenses. The increase in SG&A of $3,847 in the third quarter of 2004 was primarily attributable to the inclusion of $1,616 and $4,275 of SG&A for GSE and Five Star, respectively, being consolidated in the Company's condensed consolidated statement of operations subsequent to the GSE and Five Star acquisitions. The increase was offset by a reduction of expenses of $2,105 at the Corporate level, mainly due to third quarter of 2003 executive bonuses of $1,000 and debt conversion expense of $622.

Interest expense. The decrease in interest expense of $674 in the third quarter of 2004 was primarily attributable to the Company's write-off to interest expense in the third quarter of 2003 of deferred financing costs on its prior credit agreement of $860. The decrease was offset by Five Star interest expense of $231, being consolidated in the Company's condensed consolidated statement of operations subsequent to the Five Star Acquisition.

Investment and other income (loss) and gain on sales of marketable securities. The investment and other income of $167 for the third quarter of 2004 was primarily related to interest income on loans receivable. The investment and other loss of $(562) for the third quarter of 2003 was primarily related to interest income on loans receivable and other investments of $73, as well as equity in earnings (loss) of Valera, Five Star and GSE of ($465), $32 and ($202), respectfully.

The gains on marketable securities of $186 in the third quarter of 2003 were primarily due to the Company's disposal of shares of Millennium.

Income taxes. For the third quarters of 2004 and 2003, the Company recorded an income tax expense of $489 and $213, respectively, which represents the Company's applicable federal, state and local, and foreign tax expense for the periods. The effective tax rate was 54% and 8% for the third quarters of 2004 and 2003, respectively.

Nine Months Ended September 30, 2004 Compared To Nine Months Ended September 30, 2003
(dollars in thousands)

For the nine months ended September 30, 2004, the Company had income before income tax expense and minority interests of $2,769 compared to a loss of $5,811 for the nine months ended September 30, 2003. The improved results were primarily due to increased operating segment income of $5,194, principally by the Manufacturing & Process segment of $3,105 and $2,528 in operating income from the consolidation of Five Star and GSE into the Company's condensed consolidated financial statements, as well as reduced general and administrative expenses at the corporate level of $4,266.

Sales.

The sales by segment for the nine months ended September 30, 2004 and 2004 are as follows:


                                                       Nine months ended
                                                         September 30,
                                                  ----------------------------
                                                  -------------   ------------
                                                      2004           2003
                                                  -------------   ------------
Manufacturing & Process                        $    114,140         95,430
Information Technology                                4,674          4,740
Simulation                                           22,498            --
Optical Plastics                                      6,493          6,182
Home Improvement Distribution                        80,971            --
                                                  -------------   ------------
                                               $    228,776        106,352
                                                  =============   ============



The increase in sales of $18,710 by the Manufacturing & Process Segment for the nine months ended September 30, 2004 was primarily due to increased sales related to increases in revenue from the organization's government training, business process outsource and e-Learning businesses. The government training organization was awarded additional chemical demilitarization training work in 2004. The business process outsource organization was awarded new contracts from both government and commercial clients at the end of 2003 and in 2004 to provide outsourced training management services. The e-Learning organization has been awarded several new contracts in 2004 with the federal government to provide hosting and learning management systems integration services. In addition, the Company's Manufacturing and Process Segment experienced a revenue increase of approximately $2.0 million in the third quarter of 2004 related to hurricane relief services provided in the State of Florida. Such revenue is not expected to be ongoing after the fourth quarter of 2004. The 2004 revenue increases were offset by a 2004 decline in training revenue and services provided to the company's automotive clients.

The increase in Optical Plastics sales of $311 for the nine months ended September 30, 2004 was a result of the increased revenues from MXL's Massachusetts facility, which was purchased in September 2003. The increased sales from the Massachusetts facility is partly offset by a decrease in sales from the Illinois and Lancaster facilities. The decrease in sales from the Illinois facility is primarily a result of decreased commodity molding operations and normal market fluctuations on tool purchases. The decrease in sales from the Lancaster facility are primarily a result of lower levels of purchases from several key customers and a discontinuance of a product line associated with diabetes treatment produced by one of MXL's most significant customers following the first quarter of 2003.

In the fourth quarter of 2003, the Company acquired additional shares of GSE and Five Star, bringing its ownership to 58% and 54% as of October 23, 2003 and October 8, 2003 respectively. As a result, for the nine months ended September 30, 2004, sales of GSE and Five Star of $22,498 and $80,971, respectively, are included in the Company's condensed consolidated statement of operations. GSE comprises the Company's Simulation Segment and Five Star comprises the Company's Home Improvement Distribution Segment.

Gross profit.

The gross profit by segment for the nine months ended September 30, 2004 and 2004 is as follows:


                                                              Nine months ended September 30,
                                                         2004                                  2003
                                        --------------------------------------------------------------------------
                                              Gross           Gross                Gross               Gross
                                             Profit        Profit Margin          Profit           Profit Margin
                                        --------------------------------------------------------------------------
Manufacturing & Process                  $   13,046            11.4%           $   10,506             11.0%
Information Technology                          982            21.0%                  993             20.9%
Simulation                                    4,963            22.1%                  --               --
Optical Plastics                                972            15.0%                1,255             20.3%
Home Improvement Distribution                14,153            17.5%                  --               --
                                           -------         --------                -----              -----
                                         $   34,116            14.9%               12,754             12.0%
                                         ==========        =========           $ ========            ======
                                         ==========        =========             =========           ======



The Manufacturing & Process Segment gross profit of $13,046 or 11.4% of sales for the nine months ended September 30, 2004 increased by $2,540 or 24%, when compared to gross profit of $10,506, or 11% of sales, for the nine months ended September 30, 2003. This increase in gross profit is primarily driven by increases in revenue from the organization's government training, business process outsource and e-Learning businesses. The incremental profit increase was offset slightly by increases in benefits and expenses due to the growth of the business.

The IT Segment gross profit of $982, or 21% of sales for the nine months ended September 30, 2004 decreased by $11 or 1%, when compared to gross profit of $993 or 20.9% of sales, for the nine months ended September 30, 2003. Gross profit has remained relatively flat in this organization year over year.

The Optical Plastics Segment (MXL) gross profit of $972 or 15% of sales for the nine months ended September 30, 2004 decreased by $283 or 23%, when compared to gross profit of $1,255 or 20.3% of sales, for the nine months ended September 30, 2003, mainly due to increases in raw material resin costs and a less favorable product mix.

In the fourth quarter of 2003 the Company acquired additional shares of GSE and Five Star, bringing its ownership to 58% and 54% as of October 23, 2003 and October 8, 2003 respectively. As a result, for the nine months ended September

30, 2004, gross profits of GSE and Five Star of $4,963 or 22.1% of sales, and $14,153 or 17.5% of sales, respectively, are included in the condensed consolidated statement of operations as part of the Simulation and Home Improvement Distribution Segments, respectively.

Selling, general and administrative expenses. The increase in SG&A of $11,902 for the nine months ended September 30, 2004 was primarily attributable to the inclusion of $4,366 and $12,222 of SG&A for GSE and Five Star, respectively, being consolidated in the Company's condensed consolidated statement of operations subsequent to the GSE and Five Star acquisitions. The increase was offset by a reduction of expenses of $4,266 at the Corporate level, due to the Company's efforts to monitor and control costs as well as 2003 executive bonuses of $2,000 and debt conversion expense of $622.

Interest expense. The decrease in interest expense of $109 for the nine months ended September 30, 2004 was primarily attributable to the Company's write-off to interest expense in 2003 of deferred financing costs on its prior credit agreement of $860. The decrease was offset by GSE and Five Star interest expense of $164 and $598, respectively, being consolidated in the Company's condensed consolidated statement of operations subsequent to the GSE and Five Star Acquisitions.

Investment and other income and gain on sales of marketable securities. The investment and other income of $290 for the nine months ended September 30, 2004 was primarily related to interest income on loans receivable. The investment and other income of $100 for the nine months ended September 30, 2003 was primarily related to interest income on loans receivable and other investments of $430, as well as equity in earnings (loss) of Five Star and GSE of $174 and ($504), respectfully.

The gain on marketable securities of $381 for the nine months ended September 30, 2004 was primarily due to the Company's disposal of shares of Millennium and Hemispherx Biopharma, Inc. The gain on marketable securities of $398 for the nine months ended September 30, 2003 was primarily due to the Company's disposal of shares of Millennium.

Income taxes. For the nine months ended September 30, 2004 and 2003, the Company recorded an income tax expense of $1,467 and $605, respectively, which represents the Company's applicable federal, state and local, and foreign tax expense for the periods. The effective tax rate was 53% and 10% for the nine months ended September 30, 2004 and 2003, respectively.

Liquidity And Capital Resources
(dollars in thousands)

As of September 30, 2004, the Company had cash and cash equivalents totaling $3,818. The Company believes that cash generated from operations, borrowing availability under the new credit agreement and cash generated from sales of marketable securities will be sufficient to fund the working capital and other requirements of the Company for at least the next twelve months

On March 21, 2003, the Internal Revenue Service issued a favorable tax ruling, which would enable the Distribution to be tax-free. The spin-off will be effective November 24, 2004 and each stockholder of record on November 18, 2004 will receive one share of NPDC common stock for each share of the Company's common stock or Class B capital stock.

For the nine months ended September 30, 2004, the Company's working capital increased by $3,750 from $17,998 to $21,748 which was primarily due to increased accounts receivable and cost and estimated earnings in excess of billings on uncompleted contracts, as well as a decrease in billings in excess of costs and estimated earnings on uncompleted contracts, offset by increased short-term borrowings at Five Star.

The decrease in cash and cash equivalents of $598 for the nine months ended September 30, 2004 resulted from cash used by operations of $793 and cash used by investing activities of $269 and offset by cash provided by financing activities of $467. Net cash used by operations of $793 primarily consists of changes in other operating items of $4,211, mainly due to changes in accounts receivable, inventory, costs and earnings in excess of billings on uncompleted contracts, and billings in excess of costs and earnings on uncompleted contracts; primarily offset by depreciation and amortization expense of $2,746. Net cash used by investing activities of $269 consists of capital expenditures of $1,281, offset by proceeds from sales of marketable securities of $1,012. Net cash provided in financing activities of $467 consists of proceeds from short-term borrowings of $1,056, proceeds from exercised stock options of $404, offset by repayments of long-term debt of $993.

On October 23, 2003, the Company purchased from ManTech additional shares of GSE common stock in exchange for a 5% note for $5,251 due in full in October 2008. Interest is payable quarterly. Each year during the term of the Man Tech Note, ManTech will have the option to convert up to 20% of the original principal amount of the Man Tech Note into common stock of the Company at the then market price of the Company's common stock, but only in the event that the Company's common stock is trading at $10 per share or more. In the event that less than 20% of the principal amount of the Man Tech Note is not converted in any year, such amount not converted will be eligible for conversion in each subsequent year until converted or until the Man Tech Note is repaid in cash.

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

General Physics has a two-year $25,000 Financing and Security Agreement (the Credit Agreement) with a bank that expires in August 2006. Borrowings outstanding under the Credit Agreement are secured by accounts receivable and property, plant and equipment of General Physics. The Credit Agreement is guaranteed by the Company.

On March 30, 2004, GSE was added as an additional borrower under the General Physics Credit Agreement. Under the terms of the Credit Agreement, as amended, $1,500 of General Physics' Credit Agreement has been allocated for use by GSE. The Credit Agreement was amended to provide for additional collateral consisting of substantially all of the GSE's assets, as well as certain covenants specific to GSE. It provides for borrowings by GSE up to 80% of eligible accounts receivable and 80% of eligible costs and estimated earnings in excess of billings on uncompleted contracts, up to a maximum of $1,500. The Company agreed to guarantee GSE's borrowings under the Credit Agreement, as amended, in consideration of part of its fee pursuant to the Management Services Agreement.

The interest rate on the Credit Agreement is at Eurodollar or LIBOR Market Rate plus 3.00%, (4.84% at September 30, 2004). Based upon the financial performance of GP, the interest rate can be reduced. The Credit Agreement contains covenants with respect to GP's minimum tangible net worth, leverage ratio, interest coverage ratio and its ability to make capital expenditures. The Credit

Agreement also contains certain restrictive covenants including a prohibition on future acquisitions without approval, incurrence of debt and the payment of dividends. GP is currently restricted from paying dividends or management fees to the Company in excess of $1,000 in any fiscal year. GP was in compliance with all loan covenants under the Credit Agreement as of September 30, 2004. In July 2004, General Physics obtained a waiver to allow a one-time additional management fee not to exceed $1,000 to be paid to the Company in fiscal 2004.

As of September 30, 2004, the amount outstanding under the Credit Agreement was approximately $7,858 and approximately $9,983 was available to be borrowed under the Credit Agreement.

Pursuant to a Note and Warrant Purchase Agreement dated August 8, 2003, the Company issued and sold to four Gabelli funds $7,500 aggregate principal amount of 6% Conditional Subordinated Notes due 2008 and 937,500 warrants, each entitling the holder thereof to purchase (subject to adjustment) one share of the Company's common stock. The aggregate purchase price for the Gabelli Notes and GP Warrants was $7,500. The Gabelli Notes are secured by a mortgage on the Company's property located in Pawling, New York. In the event that the spin-off does not occur prior to February 2005, the Noteholders will have the right to require the Company to redeem the Gabelli Notes in April 2005. In addition, at any time that less than $1,875 principal amount of the Gabelli Notes are outstanding, the Company may defease the obligations secured by the mortgage and obtain a release of the mortgage by depositing with an agent for the Noteholders, bonds or government securities with an investment grade rating by a nationally recognized rating agency which, without reinvestment, will provide cash on the maturity date of the Gabelli Notes in an amount not less than the outstanding principal amount of the Gabelli Notes. The Company used $5,800 of the proceeds to repay its previous credit facility. The Company and NPDC agreed to allocate to NPDC $1,875 of the $7,500 received for the Gabelli Notes and Warrants, which the Company will transfer to NPDC prior to the spin-off of NPDC.

On June 20, 2003 Five Star obtained a new Loan and Security Agreement (the Loan Agreement) with Fleet Capital Corporation. The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement provides for a $25,000 revolving credit facility, which allows Five Star to borrow based upon a formula of eligible inventory and eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement are LIBOR plus a credit spread for borrowings not to exceed $15,000 and the prime rate plus a credit spread for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star achieves and maintains certain performance benchmarks. At September 30, 2004, approximately $19,426 was outstanding under the Loan Agreement and approximately $2,359 was available to be borrowed.

In addition, under a Subordination Agreement between the Company and Fleet Capital Corporation dated June 20, 2003, Five Star may make annual cash payments of principal to the Company provided Five Star achieves certain financial performance benchmarks. From June 20, 2003 through December 31, 2003 (as discussed above) Five Star made three cash payments to the Company for a total of $1,200. No cash payments were made during the nine months ended September 30, 2004.

Forward-Looking Statements

The forward-looking statements contained herein reflect management's current expectations regarding future growth, results of operations, performance and business prospects and opportunities. Wherever possible, words such as "anticipate," "believe," "plan," "expect" and similar expressions have been used to identify these forward-looking statements. These statements reflect the Company's current beliefs and are based on information currently available to the Company. Except as otherwise required by federal securities law, the Company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances. Accordingly, these statements are subject to certain risks and uncertainties which could cause the Company's actual growth, results, performance and business prospects and opportunities to differ from those expressed in, or implied by these statements, including, but not limited to, the Company's inability to generate funds by selling any assets that are included in the proposed spin-off, the Company's holding company structure, failure to continue to attract and retain qualified or key personnel, loss of business from significant customers, failure to keep pace with technology, changing economic conditions, competition, and those other risks and uncertainties detailed in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission.

Item 3.       Quantitative and Qualitative Disclosure About Market Risk

The Company has no material changes to the disclosure on this matter made in its report on Form 10-K/A for the fiscal year ended December 31, 2003.

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

b. Changes in internal controls. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                           PART II. OTHER INFORMATION

Item 6.       Exhibits


     10.1 Form of Distribution Agreement between GP Strategies Corporation and National Patent Development Corporation. Incorporated herein by reference to Exhibit 2.1 of National Patent Development Corporation Form S-1, Registration No. 333-118568.

     10.2 Form of Management Agreement between GP Strategies Corporation and National Patent Development Corporation. Incorporated herein by reference to Exhibit 10.1 of National Patent Development Corporation Form S-1, Registration No. 333-118568.

      10.3 Form of Management Agreement between National Patent Development Corporation and GP Strategies Corporation. Incorporated herein by reference to Exhibit 10.2 of National Patent Development Corporation Form S-1, Registration No. 333-118568.

     10.4 Form of Tax Sharing Agreement between GP Strategies Corporation and National Patent Development Corporation. Incorporated herein by reference to Exhibit 10.4 of National Patent Development Corporation Form S-1, Registration No. 333-118568.

     31.1 Certification of Chief Executive Officer of the Company dated November 15, 2004 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

     31.2 Certification of Chief Financial Officer of the Company dated November 15, 2004 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

     32.2 Certification of Chief Executive Officer and Chief Financial Officer of the Company dated November 15, 2004 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

_______________________
*Filed herewith

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.



                                                  GP STRATEGIES CORPORATION



Date:  November 15, 2004                          Jerome I. Feldman
                                                  Chairman of the Board,
                                                  Chief Executive Officer



Date:  November 15, 2004                          Scott N. Greenberg
                                                  President,
                                                  Chief Financial Officer