Form 10-K
period 2004-12-31
GP STRATEGIES CORP
filed 2005-03-17
CIK 70415

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from ________________ to ________________

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

                                 (914) 249-9700
               Registrant's telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class              Name of each exchange on which registered:
     -------------------              ------------------------------------------
Common Stock, $.01 par value                New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer.
Yes   X   No
    -----    -----

The aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $.01 per share and Class B Capital Stock, par value $.01 per share held by non-affiliates as of June 30, 2004 was approximately $83,228,000.

The number of shares outstanding of each of the Registrant's Common Stock and Class B Stock as of March 10, 2005:

                     Class                                        Outstanding
                     -----                                        -----------
Common Stock, par value $.01 per share                         16,736,262 shares
Class B Capital Stock, par value $.01 per share                 1,200,000 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders are incorporated herein by reference into Part III hereof.

                                                                            PAGE
                                                                            ----
PART I

Item 1.    Business                                                           3

Item 2.    Properties                                                        17

Item 3.    Legal Proceedings                                                 18

Item 4.    Submission of Matters to a Vote of Security Holders               19

PART II

Item 5.    Market for the Registrant's Common Equity and Related
              Stockholder Matters                                            20

Item 6.    Selected Financial Data                                           22

Item 7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      23

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk        37

Item 8.    Financial Statements and Supplementary Data                       38

Item 9.    Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                       91

Item 9A.   Controls and Procedures

Item 9B.   Other Information                                                 91

PART III

Item 10.   Directors and Executive Officers of the Registrant *              92

Item 11.   Executive Compensation *                                          92

Item 12.   Security Ownership of Certain Beneficial Owners and Management
              and Related Stockholder Matters*                               92

Item 13.   Certain Relationships and Related Transactions*                   92

Item 14.   Principal Accountant Fees and Services*                           92

PART IV

Item 15.   Exhibits and Financial Statement Schedules                        92

SIGNATURES                                                                   94

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS                    95

EXHIBIT INDEX                                                                96

* To be incorporated by reference from the proxy statement for the Registrant's 2004 and 2005 Annual Meeting of Shareholders.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The forward-looking statements contained herein reflect GP Strategies' management's current views with respect to future events and financial performance. We use words such as "expects", "intends" and "anticipates" to indicate forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, all of which are difficult to predict and many of which are beyond the control of GP Strategies, including, but not limited to, our inability to generate funds by selling any assets that were included in the spin-off, our holding company structure, failure to continue to attract and retain personnel, loss of business from significant customers, failure to keep pace with technology, changing economic conditions, competition, our ability to implement procedures that will reduce the likelihood that material weaknesses in internal control over financial reporting will not occur in the future, and those other risks and uncertainties detailed in GP Strategies' periodic reports and registration statements filed with the Securities and Exchange Commission.

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

PART I

ITEM 1: BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

GP Strategies Corporation ("the Company" or "we") was incorporated in Delaware in 1959. The Company is a New York Stock Exchange listed company traded under the symbol GPX.

Prior to November 24, 2004 the Company had five operating business segments:
Manufacturing & Process, Information Technology, Simulation, Optical Plastics and Home Improvement Distribution. On November 24, 2004, we completed the distribution, which we refer to as the "spin-off," of the common stock of National Patent Development Corporation ("NPDC"), which comprised our Optical Plastics and Home Improvement Distribution segments and certain other non-core assets. In the spin-off, holders of record on November 18, 2004 of the Company's common stock and Class B capital stock received one share of NPDC common stock for each share of the Company's common stock or Class B capital stock owned. Shares of NPDC common stock are quoted on the OTC Bulletin Board under the symbol "NPDV.OB." Shares of the Company's common stock will continue to be listed on The New York Stock Exchange under the symbol "GPX." The Company obtained a tax ruling from the Internal Revenue Service to the effect that the spin-off was tax-free for U.S. federal income tax purposes to the Company and its stockholders under Sections 355 and 368(a) of the Internal Revenue Code. We continue to own and operate our majority owned subsidiary, GSE Systems Inc. ("GSE"), formerly the Simulation segment; and our wholly owned subsidiary, General Physics Corporation ("General Physics"), comprised of our former Manufacturing & Process and Information Technology segments. We reorganized our Manufacturing & Process and Information Technology segments into the new General Physics segment because we monitor and operate the General Physics subsidiary as a single business and reporting unit.

Subsequent to the spin-off, we have reclassified the operations of NPDC as discontinued in our consolidated financial statements for all periods presented. The business description below of the Company is as it exists after the spin-off.

General Physics is a workforce development company that improves the effectiveness of organizations by providing training, management consulting, e-Learning solutions and engineering services that are customized to meet the specific needs of clients. Additional information about General Physics may be found at www.gpworldwide.com.

GSE develops and delivers business and technology solutions by applying simulation software, systems and services to the energy, process and manufacturing industries worldwide. Additional information about GSE may be found at www.gses.com

Company Information Available on the Internet

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

GENERAL PHYSICS CORPORATION

Organization and Operations

General Physics provides performance improvement services and products to multinational companies in manufacturing and process industries, electric power utilities and other commercial and governmental customers. General Physics is a global leader in performance improvement, with over three decades of experience in providing solutions to optimize workforce performance. Since its incorporation in 1966, General Physics has provided clients with the products and services they need to successfully integrate their people, processes and technology. General Physics' instructional delivery capabilities include traditional classroom, structured on-the-job training (OJT), just-in-time methods, electronic performance support systems (EPSS) and the full spectrum of e-learning technologies. For businesses, government agencies and other organizations, General Physics offers services and products spanning the entire lifecycle of production facilities. General Physics' products and services include plant, equipment and process launch assistance; operations and maintenance practice training and consulting services; curriculum development and delivery; facility and enterprise change and configuration management; lean enterprise consulting; plant and process engineering review and re-design; business continuity planning and support services; alternative fuels engineering consulting, facility design and construction services; business process outsourcing; training outsourcing; e-learning hosting, consulting and systems implementation; and development and delivery of information technology (IT) training on an enterprise-wide scale. General Physics' personnel bring a wide variety of professional, technical and military backgrounds together to create cost-effective solutions for modern business and governmental challenges.

General Physics provides services and sells products within a structure that is integrated both vertically and horizontally. Vertically, General Physics is organized into Strategic Business Units (SBUs), Business Units (BUs) and Groups focused on providing a wide range of products and services to clients and prospective clients predominantly within targeted markets. Horizontally, General Physics is organized across SBUs, BUs and Groups to integrate similar service lines, technology, information, work products, client management and other resources. Communications and market research, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating units to support existing customer accounts and new customer development.

General Physics provides technology-based training, engineering, consulting and technical services to leading companies in the automotive, steel, power, oil and gas, chemical, energy, electronics and semiconductor, pharmaceutical and food and beverage industries, as well as to the government sector, and focuses on developing long-term relationships with Fortune 500 companies, their suppliers and government agencies. Through this segment General Physics provides training, Business Process Outsource (BPO), training outsourcing, IT applications training and courseware development, engineering and technical support services to clients, whether involving workforce development, product/process/ plant launch, modification of existing facilities and systems or regulatory compliance. General Physics frequently supports the introduction of new work practices associated with lean manufacturing, self-directed work teams and engineering. Adult learning delivery capabilities include traditional classroom, structured on-the-job training (OJT), just in time methods, and the full spectrum of e-Learning technologies. General Physics e-Learning services, which enable it to function as a single-source e-learning solution provider through its integration services and hosting, the development and provisioning of proprietary content and the aggregation and distribution of third party content.

General Physics Products and Services

Training. General Physics' provides training services and products to support existing, as well as the launch of new, plants, products, equipment, technologies and processes. The range of services includes fundamental analysis of a client's training needs, curriculum design, instructional material development (in hard copy, electronic/software or other format), information technology service support and delivery of training using an instructor-led, on-the-job, computer-based, web-based, video-based or other technology-based method. General Physics has available an existing curriculum of business and technical courses and also is involved in the management of the training business operations for several of its customers. Training products include instructor and student training manuals, instructional materials on CD-ROM and PC-based simulators.

Consulting. Consulting services include not only training-related consulting services, but also more traditional business management, engineering and other disciplines. General Physics is able to provide high-level lean enterprise consulting services, as well as training in the concept, methods and application of lean enterprise and other quality practices, organizational development and change management. General Physics also provides engineering consulting services to support regulatory and environmental compliance, modification of facilities and processes, plant performance improvement, reliability-centered maintenance practices and plant start-up activities. Consulting services also include operations continuity assessment, planning, training and procedure development. Consulting products include copyrighted training and reference materials.

Technical Support and Engineering. General Physics is staffed and equipped to provide engineering and technical support services and products to clients. General Physics has civil, mechanical and electrical engineers who provide consulting, design and evaluation services regarding facilities, process and systems. General Physics believes that it is a leader in the design and construction of alternative fuel stations, cryogenic systems and high pressure systems. Technical support services include procedure writing and configuration control for capital intensive facilities, plant start-up assistance, logistics support (e.g., inventory management and control), implementation and engineering assistance for facility or process modifications, facility management for high technology training environments, staff augmentation and help-desk support for standard and customized client desktop applications. Technical support products include General Physics' proprietary EtaPRO(TM) and Virtual Plant software applications.

Contracts

General Physics is currently performing under time-and-materials, fixed-price and cost-reimbursable contracts. General Physics' contracts with the United States Government have predominantly been cost-reimbursable contracts and fixed-price contracts. General Physics is required to comply with Federal Acquisition Regulations and Government Cost Accounting Standards with respect to services provided to the United States Government and agencies thereof. These Regulations and Standards govern the procurement of goods and services by the United States Government and the nature of costs that can be charged with respect to such goods and services. All such contracts are subject to audit by a designated government audit agency, which in most cases is the Defense Contract Audit Agency (the DCAA). The DCAA has audited General Physics' contracts through 2001 without any material disallowances.

The following table illustrates the percentage of total revenue of General Physics attributable to each type of contract for the year ended December 31, 2004:

Fixed-price                                 70%
Time and materials, including fixed rate    18%
Cost-reimbursable                           12%
                                           ---
   Total revenue                           100%
                                           ===

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

General Physics' cost-reimbursable contracts provide for General Physics to be reimbursed for its actual direct and indirect costs plus a specified fee. These contracts also are generally subject to termination at the convenience of the client. If a contract is terminated, General Physics typically would be reimbursed for its costs to the date of termination, plus the cost of an orderly termination and paid a proportionate amount of the fee.

No significant terminations of General Physics' contracts have occurred over the last five years.

International

General Physics conducts its business outside the United States and Canada primarily through its wholly-owned subsidiaries General Physics (UK) Ltd., General Physics Corporation Mexico, S.A. de C.V., General Physics Asia, Pte. Ltd. and General Physics (Malaysia) Sdn Bhd. Through these companies, General Physics is capable of providing substantially the same services and products as are available to clients in the United States, although modified as appropriate to address the language, business practices and cultural factors unique to each client and country. In combination with its subsidiaries, General Physics is able to coordinate the delivery to multi-national clients of services and products that achieve consistency on a global, enterprise-wide basis.

GSE

GSE is a world leader in real-time power plant simulation. GSE provides simulation solutions and services to the nuclear and fossil electric utility industry, as well as process industries such as the chemical and petrochemical industries. In addition, GSE provides plant monitoring, security access and control and signal analysis monitoring and optimization software primarily to the power industry.

Prior to September 25, 2003, GSE also had a process automation and control business. The automation products of this business unit optimized batch and hybrid plant control for the specialty chemical, food and beverage and pharmaceutical industries. On September 25, 2003, GSE completed the sale of substantially all of the assets of this business to Novatech, LLC. GSE is currently comprised of three divisions: Power Simulation, Process Simulation and Emergency Management Simulation.

GSE is positioning itself to take advantage of emerging trends in the power industry. The operating licenses for numerous nuclear power plants will expire over the next several years. Fourteen plants have already received license extensions and sixteen more have applications pending. Many plants are also planning significant upgrades to the physical equipment and control room technology in conjunction with the license extensions. Both will result in the need to modify or replace the existing plant control room simulators. GSE, having the largest installed base of existing simulators, is well positioned to capture the majority of this business.

To address the varying levels of technology that exists across GSE's installed base, GSE has developed a Java-based graphical overlay technology called JADE (Java Application Development Environment). JADE provides a common look and feel to GSE's various simulation tools regardless of whether the underlying technology is UNIX, LINUX or Microsoft Windows XP. JADE also works with all of GSE's tools for building electrical, logic and control and flow system models for plants.

GSE continues to focus on the fossil power segment of the power industry. Several fossil plant simulator projects were awarded in 2004, expanding GSE's presence in the market and establishing key strategic relationships with power industry DCS providers. GSE expects continued growth in this market segment and is focusing on second time simulation buyers that now demand the more sophisticated and realistic simulation models offered by GSE. Sales and marketing resources have been expanded for the fossil power industry.

While GSE simulators are primarily utilized for power plant operator training, the uses are expanding to include engineering analysis, plant modification studies and operation efficiency improvements for both nuclear and fossil utilities. During plant construction, simulators are used to test control strategies and ensure on-time start-up. After commissioning, the same tools can be used to increase plant availability and optimize plant performance for the life of the facility. In 2004, GSE demonstrated its ability to link its simulation models to plant optimization tools of third parties to provide a unique and broad based optimization solution. GSE and its partners will be bringing these new products to market in 2005.

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

In 2004, GSE continued to expand the sale of its plant optimization tools based on advanced signal analysis technology. GSE's Pegasus Plant Surveillance and Diagnosis System helps improve plant availability, safety and economy. Pegasus is a software package for semi-automatic plant surveillance and diagnostics and enables site engineers to perform detailed analysis for specified component faults, allowing the identification of degraded performance and replacement of components before they fail. SensBase provides comprehensive sensor test services, thus ensuring that changes in transmitters and other instruments do not jeopardize the function of the nuclear plant protection systems. BRUS, a noise analysis program package, is a collection of signal analysis tools which allow users to detect developing abnormalities in the plant. GSE's worldwide reputation for boiling water reactor stability training lead to an increase in sales of both stability training courses and GSE's SIMON Stability Monitoring equipment. GSE has been very successful in selling this technology to European and Asian customers and is investigating its viability in the US market.

The acquisition by the Company of controlling interest in GSE has led to further cooperation between General Physics and GSE. In addition to cooperating in the marketing of individual products, the companies have combined some of General Physics' extensive training materials and programs with

GSE's power plant simulation models to provide truly interactive and adaptive total training solutions. Cooperative marketing activities between General Physics and GSE are intended to enable GSE to extend simulation capabilities into industries beyond Power and Process and to expand the range of products and services offered to customers.

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

CUSTOMERS

General Physics currently provides services to approximately 500 customers. Significant customers include multinational automotive manufacturers, such as General Motors Corporation, Ford Motor Company, Mercedes-Benz and Daimler Chrysler Corporation; commercial electric power utilities, such as Bruce Power, L.P., First Energy, Consolidated Edison Company of New York, Public Service Electric & Gas Company and Entergy Operations, Inc.; governmental agencies, such as the U.S. Department of Defense, U.S. Department of Treasury, Office of Personnel Management, the U.S. Department of Homeland Security, and U.S. Social Security Administration; U.S. government prime contractors, such as Northrop-Grumman, Washington Group International, and Lockheed Martin; and other large multinational companies, such as Texas Instruments, Merck & Co., Eli Lilly & Co, IBM Corporation, United Technologies Corporation, Anheuser-Busch Company, Siemens Dematic Corporation, Agilent Technologies, Inc, and Gerdau Ameristeel Corporation. Revenue from the United States Government accounted for approximately 38% of General Physics' revenue for the year ended December 31, 2004. Revenue was derived from many separate contracts and subcontracts with a variety of Government agencies and contractors that are regarded by General Physics as separate customers. In 2004, revenue from the Department of the Army, which is included in United States Government revenue, accounted for approximately 19% of General Physics' revenue. No other customer accounted for more than 10% of General Physics' revenue in 2004.

GSE has provided approximately 200 simulation systems to an installed base of over 75 customers worldwide. GSE's largest customer (Batelle's Pacific Northwest National Laboratory, a purchasing agent for the U.S. Department of Energy and the numerous projects GSE performs in Eastern and Central Europe) accounted for approximately 24% and 29%, respectively, of its revenue in 2004 and

2003. In 2004, approximately 65% of GSE revenue was generated from customers outside the United States.

EMPLOYEES

At December 31, 2004, the Company and its subsidiaries employed 1,449 persons, including 10 in the Company's headquarters, 1,295 at General Physics and 144 at GSE.

General Physics' principal resource is its personnel. General Physics' future success depends to a significant degree upon its ability to continue to attract, retain and integrate into its operations instructors, engineers, technical personnel and consultants who possess the skills and experience required to meet the needs of its clients. As of December 31, 2004, General Physics employed 1,295 employees and over 100 adjunct instructors.

General Physics utilizes a variety of methods to attract and retain personnel. General Physics believes that the compensation and benefits offered to its employees are competitive with the compensation and benefits available from other organizations with which it competes for personnel. In addition, General Physics maintains the professional development of its employees, both internally via General Physics University (its own internal training resource) and through third parties, and also offers tuition reimbursement for job-related educational costs. General Physics believes its relations with its employees are good.

GSE employs a highly educated and experienced multinational workforce of 144 employees, including approximately 80 engineers and scientists. Approximately 60% of these engineers and scientists have advanced science and technical degrees in fields such as chemical, mechanical and electrical engineering, applied mathematics and computer sciences. GSE believes its employees offer a competitive advantage that enhances its position to compete in the Simulation markets.

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

The Power Simulation business encounters intense competition. In the nuclear simulation market, GSE competes directly with larger firms primarily from Canada and Germany, such as Canadian Aerospace & Electronics (CAE) and STN Atlas. The fossil simulation market is represented by smaller companies in the U.S. and overseas. Several of GSE's competitors have greater capital and other resources than it has, including, among other advantages, more personnel and greater marketing, financial, technical and research and development capabilities. Customer purchasing decisions are generally based upon price, the quality of the technology, experience in related projects and the financial stability of the supplier. GSE's competitors in Process Simulation include major corporations offering a wide range of products and services that include operator training simulators, companies focused on Process Technology and manufacturing enhancement, companies with specific industry niches that enables them to compete in operator training simulation and smaller training companies that compete at the lower cost levels of Computer Based Training (CBT) or simple simulations close to CBT. GSE's competition in Emergency Management Simulation is unclear at this time.

MARKETING

General Physics has approximately 40 employees dedicated primarily to marketing its services and products. General Physics uses attendance at trade shows, presentations of technical papers at industry and trade association conferences, press releases, public courses and workshops given by General Physics personnel to serve an important marketing function. General Physics also does selective advertising and sends a variety of sales literature to current and prospective clients. By staying in contact with clients and looking for opportunities to provide further services, General Physics sometimes obtains contract awards or extensions without having to undergo competitive bidding. In other cases, clients request General Physics to bid competitively. In both cases, General Physics submits proposals to the client for evaluation. The period between submission of a proposal to final award can range from 30 days or less (generally for non-competitive, short-term contracts), to a year or more (generally for large, competitive multi-year contracts with governmental clients).

GSE markets its Power Simulation products and services through a network of direct sales staff, agents and representatives, systems integrators and strategic alliance partners. A direct sales force is employed in the continental United States. Market-oriented business and customer development teams define and implement specific campaigns to pursue opportunities in the power marketplace. GSE's ability to support its multi-facility, international and/or multinational Power Simulation clients is facilitated by its network of offices and strategic partners in the U.S. and overseas. Power Simulation offices are maintained in Maryland and Georgia, and outside the U.S. in Sweden, China and Japan. GSE markets its Process Simulation technologies through a combination of techniques including its existing direct sales channel, sales agents and strategic alliance partners. GSE markets its product in the U.S. Homeland Security industry through the existing sales channels of General Physics and foreign markets through existing power simulation partners and agents.

BACKLOG

General Physics' backlog for services under signed contracts and subcontracts as of December 31, 2004 was approximately $105.2 million compared to $74.9 million as of December 31, 2003. General Physics anticipates that most of its backlog as of December 31, 2004 will be recognized as revenue during fiscal year 2005, however, the rate at which services are performed under certain contracts, and thus the rate at which backlog will be recognized, is at the discretion of the client and most contracts are, as mentioned above, subject to termination by the client upon written notice.

As of December 31, 2004, GSE's aggregate contract backlog totaled approximately $19.4 million, down from a backlog of $30.4 million as of December 31, 2003. Approximately $13.3 million or 69% of the backlog is expected to be converted to revenue by December 31, 2005.

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

We recently identified material weaknesses in our internal controls over financial reporting, and in our disclosure controls and procedures, and cannot assure you that we will not find further such weaknesses.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to conduct an annual review and evaluation of our internal control of financial reporting and to include a report on, and an attestation by our independent registered public accountants, KPMG LLP, of, the effectiveness of these controls, beginning in this Annual Report on Form 10-K for the fiscal year ending December 31, 2004. On November 30, 2004, the Securities and Exchange Commission issued an exemptive order under which certain companies are permitted to delay, for up to 45 days after the due date of their Annual Report on Form 10-K, the filing of the internal control report and the related attestation of the independent registered public accountants. We qualify under the provisions of this exemptive order for such 45-day delay. In reliance on this exemptive order, this Annual Report on Form 10-K does not include the internal control report or related attestation, which we plan to file by amendment prior to the expiration of the 45-day extension.

We are currently performing our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, and have devoted considerable resources to this effort. In the course of this assessment, we have identified certain material weaknesses in our internal control over financial reporting. These material weaknesses arose from deficiencies with respect to our accounting for income taxes and with respect to the preparation and review of certain consolidated financial statement footnote disclosures. See Item 9A, Controls and Procedures.

We are in the process of remediating these deficiencies. In addition, we have not yet completed this assessment, and cannot assure you that additional deficiencies or weaknesses in our controls and procedures will not be identified. The material weaknesses already identified, as well as any other weaknesses or deficiencies, could harm our business and operating results, result in adverse publicity and a loss in investor confidence in our financial reports, which in turn could have an adverse effect on our stock price, and, if they are not properly remediated, could adversely affect our ability to report our financial results on a timely and accurate basis.

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

The loss of our key personnel, including our executive management team, could harm our business.

Our success is largely dependent upon the experience and continued services of our executive management team and our other key personnel. The loss of one or more of our key personnel and a failure to attract or promote suitable replacements for them may adversely affect our business.

Our revenue and financial condition could be adversely affected by the loss of business from significant customers.

For the years ended December 31, 2002, 2003 and the 2004, revenue from the United States Government represented approximately 32%, 32% and 37% of our revenue, respectively. However, the revenue was derived from a number of separate contracts and subcontracts with a variety of government agencies and contractors we regard as separate customers. Most of our contracts and subcontracts are subject to termination on written notice, and therefore our operations are dependent on our clients' continued satisfaction with our services and their continued inability or unwillingness to perform those services themselves or to engage other third parties to deliver such services.

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

Our revenues and profitability are related to general levels of economic activity and employment in the United States and the United Kingdom. As a result, any significant economic downturn or recession in one or both of those countries could harm our business and financial condition. A significant portion of our revenues is derived from Fortune 1000-level companies and their international equivalents, which historically have adjusted expenditures for external training during economic downturns. If the economies in which these companies operate weaken in any future period, these companies may not increase or may reduce their expenditures on external training, which could adversely affect our business and financial condition.

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

Our history of net losses could cause us to need additional capital.

While we had income from continuing operations of $22.4 million for the year ended December 31, 2004, for the years ended December 31, 2001, 2002 and 2003, we experienced net looses of, $945,000, $5,228,000 and $8,276,000, respectively. If such net losses recur, we will need additional capital to fund our operations. If adequate funds are not available it may have a negative impact on our ability to conduct our operations at optimal levels.

We are subject to potential environmental liabilities and liabilities associated with nuclear incidents.

We provide services that could subject us to significant environmental, third party and professional liability. If we were found to have been negligent or to have breached our obligations to our clients, we could be exposed to significant fines and penalties and third-party liabilities and our reputation could be adversely affected. The Company maintains a consolidated insurance program (including general liability coverage) and claims made by any covered insured will reduce the amount of available insurance for the other insureds. Although we believe that we currently have appropriate insurance coverage, we may not be able to obtain appropriate coverage on a cost-effective basis in the future. In addition, we do not presently have coverage for all of the risks to which we are subject. For example, liabilities associated with nuclear incidents may not be covered by our insurance policies, or by indemnification provisions contained in agreements with clients. In addition, because we are not a licensee, these liabilities may not be covered by federal legislation providing liability protection for licensees of the Nuclear Regulatory Commission, typically utilities, for some damages caused by nuclear incidents. Finally, few of our contracts with clients contain a waiver or limitation of liability. A nuclear incident could adversely affect our business and financial condition.

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

The holder of a share of our Common Stock is entitled to one vote per share and the holder of a share of our Class B capital stock is entitled to ten votes per share. As of March 10, 2005, Jerome I. Feldman, our Chairman and Chief Executive Officer, beneficially owned shares of Common Stock and Class B capital stock constituting approximately 20% of our voting stock; Harvey Eisen, one of our directors, beneficially owned shares of Common Stock and Class B capital stock constituting approximately 18% of our voting stock; and EGI-Fund (02-04) Investors, L.L.C., which has designated Mathew Zell to be one of our directors, beneficially owns shares of Common Stock and Class B capital stock constituting 15% of our voting stock. Messrs. Feldman and Eisen and EGI will be able to influence our management and affairs and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying, discouraging or preventing a change in control and might affect the market price of our Common Stock.

Our stockholder rights plan and authorized preferred stock could make a third-party acquisition of us difficult.

We have a stockholder rights plan. Our stockholder rights plan would cause substantial dilution to any person or group that attempts to acquire us on terms not approved in advance by our Board of Directors. In addition, our certificate of incorporation allows us to issue up to 5,000,000 shares of preferred stock, the rights, preferences, qualifications, limitations and restrictions of which may be fixed by the Board of Directors without any further vote or action by the stockholders. The stockholder rights plan, the ability to issue preferred stock and certain provisions in our by-laws may have the effect of delaying, discouraging or preventing a change in control and might affect the market price of our Common Stock.

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

FINANCIAL INFORMATION

For financial information about segments and geographic operations and revenue, see note 15 to notes to Consolidated Financial Statements. Foreign operations and export sales represent less than 10% of the Company's revenue.

ITEM 2: PROPERTIES

The following information describes the material physical properties owned or leased by the Company and its subsidiaries.

The Company leases approximately 10,000 square feet of space for its White Plains, New York principal executive offices. General Physics leases approximately 30,700 square feet in an office building in Elkridge, Maryland and approximately 172,000 square feet of office, classroom and warehouse space at various other locations throughout the United States, the United Kingdom, Canada, Mexico and Malaysia.

GSE is headquartered in an approximately 53,000 square feet facility in Columbia, Maryland which also houses their support functions. In addition, GSE leases office space domestically in Georgia and internationally in China, Japan and Sweden. GSE leases these facilities for terms ending between 2005 and 2008.

The facilities owned or leased by the Company are considered to be suitable and adequate for their intended uses and are considered to be well maintained and in good condition.

ITEM 3: LEGAL PROCEEDINGS

On January 3, 2001, the Company commenced an action alleging that MCI Communications Corporation, ("MCI') MCI's Systemhouse subsidiaries ("Systemhouse"), and Electronic Data Systems Corporation, as successor to Systemhouse, ("EDS") committed fraud in connection with the Company's 1998 acquisition of Learning Technologies from the defendants for $24.3 million. The Company seeks actual damages in the amount of $117.9 million plus interest, punitive damages in an amount to be determined at trial, and costs. Such damages are subject to reduction by the amount recovered in the arbitration described below.

The complaint, which is pending in the New York State Supreme Court, alleges that the defendants fraudulently induced the Company to acquire Learning Technologies by concealing the poor performance of Learning Technologies' United Kingdom operation. The complaint also alleges that the defendants represented that Learning Technologies would continue to receive new business from Systemhouse even though the defendants knew that the sale of Systemhouse to EDS was imminent and that such new business would cease after such sale. In February 2001, the defendants filed answers denying liability. No counterclaims against the plaintiffs have been asserted. Although discovery had not yet been completed, defendants made a motion for summary judgment, which was submitted in April 2002. The motion was denied by the court due to the MCI bankruptcy described below, but with leave to the other defendants to renew, as described below.

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

The arbitration hearings began on May 17, 2004 and concluded on May 24, 2004 before JAMS, a private dispute resolution firm. On September 10, 2004, the arbitrator issued an interim award in which she found that the sellers of Learning Technologies breached certain representations and warranties contained in the acquisition agreement. In a final award dated November 29, 2004, the arbitrator awarded General Physics $12.3 million in damages and $6.0 million in interest. EDS made a payment of $18.4 million, which includes an additional $0.1 million of accrued interest, to General Physics in December 2004 to satisfy its obligation under the arbitration award. The Company recognized a gain on arbitration settlement, net of legal fees and expenses, of $13.7 million in 2004. EDS subsequently agreed that the arbitration award is final and binding and that it will take no steps of any kind to vacate or otherwise challenge the award.

As a result of the conclusion of the arbitration, the state court has lifted the stay of the fraud claim against EDS. The Company is now proceeding with the fraud claim against EDS. On February 14, 2005, EDS filed a new motion for summary judgment dismissing the Company's fraud claim. The Company must respond to the motion by March 17, 2005. The motion is currently scheduled for argument on April 4, 2005.

The fraud action against MCI had been stayed as a result of the bankruptcy of MCI. In February 2004, the Bankruptcy Court lifted the stay so that the state court could rule on the merits of MCI's summary judgment motion. MCI has stated that it intends to ask the Bankruptcy Court to reinstate the stay.

In connection with the spin-off of NPDC by the Company, which occurred on November 24, 2004, the Company agreed to make an additional capital contribution to NPDC in an amount equal to the first $5 million of any proceeds (net of litigation expenses and taxes incurred, if any), and 50% of any proceeds (net of litigation expenses and taxes incurred, if any) in excess of $15 million, received with respect to the foregoing arbitration and litigation claims.

Pursuant to such agreement, in January 2005, the Company has made a $5 million additional capital contribution to NPDC from the proceeds of the arbitration award. After payment of such additional capital contribution and legal fees, the net proceeds retained by General Physics are $8.5 million. A portion of such net proceeds was used in January 2005 to reduce to zero the outstanding balance of General Physics' revolving credit facility.

The Company is not a party to any legal proceeding, the outcome of which is believed by management to have a reasonable likelihood of having a material adverse effect upon the financial condition and operating results of the Company.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Company's Common Stock, $.01 par value, is traded on the New York Stock Exchange. The following table presents its high and low market prices for the last two fiscal years. During the periods presented below, the Company has not paid any dividends.

                  2004
             -------------
  QUARTER     HIGH    LOW
----------   -----   -----
First        $7.93   $6.29
Second        7.60    6.27
Third         7.45    6.05
Fourth (1)    8.95    6.64

                  2003
             -------------
  QUARTER     HIGH    LOW
----------   -----   -----
First        $5.30   $4.72
Second        6.60    4.62
Third         7.44    5.90
Fourth        8.00    7.01

(1) On November 24, 2004, the Company distributed 100% of the common stock of NPDC to the Company's shareholders on record date of November 18, 2004. Holders of recorded received one share of NPDC common stock for each share of GP Strategies common stock or Class B capital stock owned. The closing price of the NPDC stock was $1.00 per share on November 24, 2004.

The number of shareholders of record of the Common Stock as of March 10, 2005 was 1,282 and the closing price of the Common Stock on the New York Stock Exchange on that date was $8.02.

The Company has not declared or paid any cash dividends on its Common Stock during the two most recent fiscal years. The Company currently intends to retain future earnings to finance the growth and development of its business. In addition, the General Physics Credit Agreement (see Item 7 below) contains restrictive covenants, including a prohibition on the payment of dividends. General Physics is currently restricted from paying dividends or management fees to the Company in excess of $1.0 million in any fiscal year.

Equity Compensation Plan information as of December 31, 2004

                                                                                  GP STRATEGIES
                                                                 NON-QUALIFIED    CORPORATION'S
                                                                  STOCK OPTION   2003 INCENTIVE
                                                                      PLAN         STOCK PLAN
                                                                 -------------   --------------
Plan category:
   Equity compensation plans not approved by security holders:
      (A) Number of securities to be issued upon exercise
             of outstanding options (1)                             1,821,829
      (B) Weighted average exercise price of outstanding
             options (1)                                           $     4.73
      (C) Number of securities remaining available for future
             issuance under equity compensation plans
             (excluding securities reflected in row (a)) (2)        1,366,299

   Equity compensation plans approved by security holders:
      (A) Number of securities to be issued upon exercise
             of outstanding options, warrants and rights                                   --
      (B) Weighted average exercise price of outstanding
             options, warrants and rights                                          $       --
      (C) Number of securities remaining available for future
             issuance under equity compensation plans                               2,000,000

(1) Does not include warrants to purchase 300,000 shares of Common Stock issued to a financial consulting firm at an exercise price of $3.21 per share and warrants to purchase 937,500 shares issued and sold to four Gabelli funds in conjunction with the 6% Conditional Subordinated Notes due 2008 at an exercise price of $6.14 per share.

(2) Does not include shares of Common Stock that may be issued to directors of the Company as director's fees.

For a description of the material terms of the Company's Non-Qualified Stock Option Plan and the Company's 2003 Incentive Stock Plan, see note 14 to the notes to the Consolidated Financial Statements.

Directors of the Company who are not employees of the Company or its subsidiaries receive an annual fee of $10,000, payable quarterly. At the option of each director up to one-half of the annual fee could be paid in Common Stock. In addition, the directors receive $1,500 for each meeting of the Board of Directors attended, and generally do not receive any additional compensation for service on the committees of the Board of Directors other than the Audit Committee. Employees of the Company or its subsidiaries do not receive additional compensation for serving as directors.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The selected financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes thereto included elsewhere in this report. Our consolidated statement of operations data for the years ended December 31, 2004, 2003, and 2002 and our consolidated balance sheet data as of December 31, 2004 and 2003 have been derived from our audited consolidated financial statements included elsewhere in this report which have been audited by KPMG LLP, whose report is included elsewhere in this report. Our statement of operations data for the years ended December 31, 2001 and 2000 and our balance sheet data as of December 31, 2002, 2001, and 2000 have been derived from unaudited consolidated financial statements, which are not presented in this report.

On November 24, 2004, we completed the spin-off of NPDC. The results of operations of NPDC have been reclassified as discontinued operations in the consolidated statements of operations for all periods presented.

                                                                         YEARS ENDED DECEMBER 31,
                                                           ----------------------------------------------------
(in thousands, except per share amounts)                     2004       2003       2002       2001       2000
                                                           --------   --------   --------   --------   --------
Revenue                                                    $193,973   $140,034   $142,237   $175,422   $186,452
Gross profit                                                 25,963     17,095     15,366     20,332     17,633
Gain from arbitration settlement, net                        13,660         --         --         --         --
Interest expense                                              2,113      3,123      2,467      4,418      5,559

Income (loss) from continuing operations before taxes
   and minority interests                                    14,424     (7,186)    (4,799)     3,937    (33,611)
Income (loss) from continuing operations                     22,445     (8,111)    (4,504)       428    (25,012)
Income (loss) from discontinued operations, net of taxes         75       (165)      (724)    (1,373)      (380)
Net income (loss)                                            22,520     (8,276)    (5,228)      (945)   (25,392)
Diluted income (loss) per share:
   Income (loss) from continuing operations                $   1.23   $  (0.47)  $  (0.29)  $   0.04   $  (2.01)
   Income (loss) from discontinued operations                    --      (0.01)     (0.05)     (0.13)     (0.03)
   Net income (loss)                                           1.23      (0.48)     (0.34)     (0.09)     (2.04)

                                                                               DECEMBER 31,
                                                           ----------------------------------------------------
BALANCE SHEET DATA (1)                                       2004       2003       2002       2001       2000
----------------------                                     --------   --------   --------   --------   --------
Cash and cash equivalents                                  $  2,417   $  4,416   $  1,516   $  1,705   $ 11,317
Short-term borrowings                                         6,068     26,521     22,058     32,338     36,162
Working capital (deficit)                                    20,601     17,998        780     (2,750)     1,834
Total assets                                                156,035    188,323    144,905    160,824    212,578
Long-term debt                                               11,051     14,861      6,912      6,863     17,612
Stockholders' equity                                         91,620     92,812     92,982     95,943    112,518

(1) On November 24, 2004, the Company distributed net assets of $26.0 million to NPDC in connection with its spin-off.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

RESULTS OF OPERATIONS

General Overview

The Company's primary operating entity is General Physics, a global workforce development company that improves the effectiveness of organizations by providing training, management consulting, e-Learning solutions and engineering services that are customized to meet the specific needs of clients. Clients include Fortune 500 companies, manufacturing, process and energy companies and other commercial and governmental customers.

The Company's other operating entity is its majority owned subsidiary, GSE Systems Inc. ("GSE"), which was formerly called the Simulation segment. GSE is a world leader in real-time high fidelity simulation technology and model development and provides simulation solutions and services to the power generation industry, the process industries, and the U.S. Government sector. In addition, GSE provides plant monitoring and signal analysis monitoring and optimization software primarily to the power industry, and develops specialized software applications for emerging technologies.

Prior to November 24, 2004 the Company had five operating business segments:
Manufacturing & Process, Information Technology, Simulation, Optical Plastics and Home Improvement Distribution. On November 24, 2004, we completed the distribution, which we refer to as the "spin-off," of the common stock of National Patent Development Corporation ("NPDC"), which comprised our Optical Plastics and Home Improvement Distribution segments and certain other non-core assets. We reorganized the Manufacturing & Process and Information Technology segments into the General Physics segment. Effective with the spin-off, the operations of NPDC were reclassified as discontinued operations for all periods presented.

General Physics Overview

General Physics provides performance improvement services and products to multinational companies in manufacturing and process industries, electric power utilities and other commercial and governmental customers. General Physics is a global leader in performance improvement, with over three decades of experience in providing solutions to optimize workforce performance.

In 2004 General Physics showed a significant increase in profit, and continued to post improved revenue results. The improvement in performance is primarily attributable to the company's key initiatives; business process outsourcing and training, e-Learning; and Domestic Preparedness and Emergency Management. The company experienced growth in the last two years across each of these areas contributing to the improved revenue and profit margins. General Physics plans to continue to focus on growth in these areas in 2005. General Physics also experienced an improvement in the training market in 2004.

On December 30, 2004, EDS made a payment of $18.4 million, which included $0.1 million of accrued interest, to General Physics to satisfy its obligation under the arbitration award regarding the Learning Technologies acquisition. General Physics recognized a gain on arbitration settlement, net of legal fees and expenses, of $13.7 million in 2004. The net cash proceeds to General Physics was approximately

$8.5 million after legal fees and a $5.0 million distribution to NPDC. On January 6, 2005, General Physics used a portion of the proceeds to fully pay off its $6.1 million of short term borrowings outstanding under the Credit Agreement as of December 31, 2004. General Physics has no plans for any significant capital expenditures in 2005, and expects the amounts generated from cash and operations and cash available for borrowing under its Credit Agreement of approximately $20.0 million, to be sufficient to finance it's ongoing operations.

GSE Overview

GSE is a world leader in real-time power plant simulation. GSE provides simulation solutions and services to the nuclear and fossil electric utility industry, as well as process industries such as the chemical and petrochemical industries. In addition, GSE provides plant monitoring, security access and control and signal analysis monitoring and optimization software primarily to the power industry.

GSE enters 2005 with no bank debt and only $9,000 of other notes payable. However, GSE's backlog has decreased 36% in 2004, and GSE is investing heavily in business development activities to expand its simulation business into the Homeland Security and US Military industries. GSE's business is substantially dependent on sales to the nuclear power industry (85% of revenue in 2004). Spending by companies in this targeted industry is subject to period-to-period fluctuations as a consequence of industry cycles, economic conditions, political and regulatory environments and other factors; GSE's efforts to expand its simulation business into the Homeland Security and US Military industries may not generate sufficient revenues and margins in 2005 to offset the increased business development spending; GSE relies on one customer, Battelle's Pacific Northwest National Laboratory (24% of revenue in 2004) for a substantial portion of its revenues. The loss of this customer would have a material adverse effect upon GSE's results. Sales of products and the provision of services to end users outside the United States accounted for approximately 65% of GSE's revenue in 2004. Thus, GSE is subject to risks associated with the application and imposition of protective legislation and regulations relating to import or export or otherwise resulting from trade or foreign policy.

Spin-off of National Patent Development Corporation

In July 2002, the Company's Board of Directors approved a spin-off of certain of its non-core assets into a separate corporation, NPDC, leaving the Company's business comprised of its training and workforce development business operated by General Physics and the GSE simulation business. The separation of these businesses was accomplished through a pro-rata distribution (the Distribution) of 100% of the outstanding common stock of NPDC to the Company's stockholders on the record date of the Distribution. NPDC is a stand-alone public company owning all of the stock of MXL, the interest in Five Star and certain other non-core assets. Following the spin-off, the Company ceased to have any ownership interest in NPDC.

On March 21, 2003, the Internal Revenue Service issued a favorable tax ruling, which enabled the Distribution to be tax-free. In the spin-off, holders of record on November 18, 2004 of GP Strategies common stock and Class B capital stock on November 24, 2004 received one share of NPDC common stock for each share of GP Strategies common stock or Class B capital stock owned.

The spin-off is expected to result in several benefits to the Company and its shareholders. By engaging in the spin-off, the Company believes that it will improve its access to capital and significantly improve its borrowing capacity, thereby facilitating its ability to raise additional funds as well as achieving other corporate benefits. Having two separate public companies will enable financial markets to better evaluate each company more effectively, thereby enhancing stockholder value over the long term and making the stock more attractive as currency for future acquisitions.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), discontinued businesses are removed from the results of continuing operations and are classified as discontinued operations in the consolidated statements of operations. The following table sets forth the components of income (loss) from discontinued operations for the period from January 1, 2004 to November 24, 2004 and for the fiscal years ended December 31, 2003 and 2002 (in thousands):

                                                    2004       2003     2002
                                                  --------   -------   ------
Revenue                                           $104,067   $28,644   $9,996
Operating income (loss)                              1,594      (189)     286
Interest expense                                    (1,108)     (502)    (303)
Income taxes (expense) benefit                        (333)       99      524
Income (loss) from discontinued operations, net
   of income taxes                                      75      (165)    (724)

The results of the discontinued operations for 2004 include the results of Five Star, which were consolidated with the Company effective October 8, 2003, when the Company increased its ownership interest to 54%. Previously the Company accounted for its investment in Five Star under the equity method (see note 6 to the consolidated financial statements). In accordance with SFAS No. 144, only those overhead costs that are solely attributable to the discontinued business segments have been allocated to discontinued operations. As a result, 2004, 2003 and 2002 include overhead expenses that were incurred for the benefit of both our continuing and discontinued operations, which are included in continuing operations. Consolidated interest expense in periods prior to the spin-off has been allocated to discontinued operations using a basis of net assets of each of the continuing and discontinued business segments as of November 24, 2004.

The assets and liabilities distributed to NPDC in connection with the spin-off included those specific to MXL, Five Star and certain other non-core assets. The following table summarizes the net assets and liabilities distributed to NPDC on November 24, 2004 (in thousands):

Assets:
   Cash and cash equivalents                    $ 2,453
   Due from GP Strategies (arbitration award)     5,000
   Accounts and other receivables                14,002
   Inventories                                   25,691
   Prepaid expenses and other current assets        391
   Investments and marketable securities          1,593
   Property, plant and equipment, net             5,553
   Deferred tax assets, net                       4,045
   Goodwill and other assets                      2,818
                                                -------
Total assets                                     61,546
                                                -------

Liabilities:
   Accounts payable and accrued expenses         12,672
   Short-term borrowings                         18,330
   Long-term debt                                 2,961
   Minority interest and other liabilities        1,616
                                                -------
Total liabilities                                35,579
                                                -------
Net assets distributed to NPDC                  $25,967
                                                =======

Operating Highlights

YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

Revenue

                         YEARS ENDED DECEMBER 31,
                         ------------------------
(Dollars in Thousands)        2004       2003
                            --------   --------
General Physics             $165,066   $133,975
GSE                           28,907      6,059
                            --------   --------
                            $193,973   $140,034
                            ========   ========

Revenue of General Physics increased by $31.1 million from 2003 to 2004 primarily due to increases in revenue from the organization's government training, business process outsource and e-Learning businesses. Contract awards continued to increase in 2004 for government training and domestic preparedness services. The business process outsource organization received new contracts from both government and commercial clients at the end of 2003 and in 2004 to provide outsourced training management services. The e-Learning organization was awarded several new contracts in 2004 with the U.S. government to provide hosting and learning management systems integration services. The segment also experienced a revenue increase of approximately $5.4 million in 2004 related to hurricane relief services provided in the State of Florida. The Company does not anticipate that these services will be a continuing stream of revenue going forward. The overall increase in revenue was offset by a continued decline in training-related revenue with certain automotive clients.

Revenue of GSE increased by $22.8 million from 2003 to 2004 primarily attributable to the consolidation of GSE. In the fourth quarter of 2003 the Company acquired additional shares of GSE, bringing its ownership to 58% as of October 23, 2003. As a result, revenue of GSE was only consolidated in the Company's results in the fourth quarter of 2003, while 2004 includes a full year of GSE revenue.

Gross Profit

                                  YEARS ENDED DECEMBER 31,
                         -----------------------------------------
(Dollars in thousands)           2004                  2003
                         -------------------   -------------------
                                   % Revenue             % Revenue
                                   ---------             ---------
General Physics          $19,947     12.1%     $15,501     11.6%
GSE                        6,016     20.8%       1,594     26.3%
                         -------     ----      -------     ----
                         $25,963     13.4%     $17,095     12.2%
                         =======     ====      =======     ====

General Physics gross profit of $19.9 million or 12.1% of revenue, in 2004 increased by $4.4 million or 28.7%, when compared to gross profit of $15.5 million, or 11.6% of revenue, in 2003. This increase in gross profit was primarily driven by increases in revenue from the government training, business process outsource and e-Learning businesses. While overhead expenses remained flat year over year, the incremental profit increase was offset slightly by increases in employee benefits due to the growth of the business.

GSE gross profit of $6.0 million or 20.8% of revenue in 2004 increased by $4.4 million, when compared to gross profit of $1.6 million, or 26.3% of revenue, in 2003, was attributable to the consolidation of GSE. In the fourth quarter of 2003 the Company acquired a majority ownership in GSE and as a result, gross profit of GSE was only consolidated in the Company's results in the fourth quarter of 2003, while 2004 includes a full year of GSE gross profit. GSE's revenue for full year 2003 was $25.0 million.

Selling, General and Administrative Expense

SG&A increased $0.8 million or 3.5% from 2003 to 2004. This increase relates to the following off-setting variances: GSE consolidation for a full year in 2004, increased SG&A by $5.0 million; Corporate SG&A decreased in 2004 approximately $4.2 million primarily due to reduced executive compensation and payroll costs of $1.5 million and reduced legal and other professional fees of $2.5 million; SG&A included corporate overhead expenses that were for the benefit of both continuing and discontinued operations. Only those costs that were solely attributable to the discontinued business segments have been allocated to discontinued operations.

Interest Expense

The decrease in interest expense of $1.0 million from 2003 to 2004 was primarily attributable to the Company's write-off of deferred financing costs on its prior credit agreement of $0.9 million, as well as lower General Physics interest expense, due to lower average borrowing levels in 2004 as compared to 2003.

Other Income

Other income of $0.6 million for 2004 was primarily related to interest income on loans receivable of $0.3 million and other income of $0.3 million.

The Company recognized a gain of $13.7 million from the arbitration award paid by EDS in the fourth quarter of 2004 (see General Physics Overview - above).

2003 - See year ended December 31, 2003 compared to the year ended December 31, 2002.

Income Taxes

Income tax benefit was $8.0 million in 2004 as a result of the Company's reduction in valuation allowance offset by current tax provision. Income tax expense was $1.0 million in 2003. In 2004, the Company's taxable income before utilization of net operating loss carry forwards was approximately $22.0 million. In assessing the realizability of it's deferred tax assets, management considered it more likely than not that it's deferred tax assets would be realized and reduced its deferred tax valuation allowance by $12.2 million. As of December 31, 2004, the Company had federal net operating loss carry forwards of $19.3 million, which expire during 2022 and 2023.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

Revenue

                         YEARS ENDED DECEMBER 31,
                         ------------------------
(Dollars in thousands)        2003       2002
                            --------   --------
General Physics             $133,975   $142,237
GSE                            6,059         --
                            --------   --------
                            $140,034   $142,237
                            ========   ========

Revenue of General Physics, decreased by $8.3 million from 2002 to 2003 primarily due to a decrease in engineering and related services in connection with Liquefied Natural Gas projects, decreased services provided to nuclear power utilities, a decline in attendance at General Physics open enrollment courses primarily due to reduced spending on training within the automotive industry, General Physics's decision to focus on higher margin projects and discontinue certain work with lower margins, and a general decline in client spending (and budgets for spending) on consulting, training services, and technology due to overall economic conditions in 2003. The decline in revenue was partially offset by an increase in revenue from the US Government for domestic preparedness training services for the Department of Homeland Security.

GSE revenue increased by $6.1 million in 2003 attributable to the consolidation of GSE. In the fourth quarter of 2003 the Company acquired additional shares of GSE, bringing its ownership to 58% as of October 23, 2003. As a result, revenue of GSE was consolidated in the Company's results for the fourth quarter of 2003, while 2002 does not include GSE revenue.

Gross Profit

                                 YEARS ENDED DECEMBER 31,
                         ----------------------------------------
(Dollars in thousands)           2003                 2002
                         -------------------   ------------------
                                   % Revenue             %Revenue
                                   ---------             --------
General Physics          $15,501     11.6%     $15,366     10.8%
GSE                        1,594     26.3%          --       --
                         -------     ----      -------     ----
                         $17,095     12.2%     $15,366     10.8%
                         =======     ====      =======     ====

General Physics gross profit of $15.5 million or 11.6% of revenue, in 2003 increased by $135,000 or 0.9% when compared to gross profit of $15.4 million or 10.8% of revenue, in 2002. During this time General Physics experienced a revenue decline which resulted in a loss of margin. However, General Physcis made a decision to focus on higher gross margin opportunities and undertook cost savings initiatives to preserve margin. The results of these initiatives allowed General Physics to slightly increase gross profit in both dollars and as a percentage of revenue.

GSE gross profit increased by $1.6 million from 2002 to 2003 attributable to the consolidation of GSE. In the fourth quarter of 2003 the gross profit of GSE was consolidated in Company's fourth quarter of 2003, while 2002 does not include GSE gross profit.

Selling, General and Administrative Expense

The increase in SG&A of $3.7 million in 2003 from 2002 was primarily attributable the following factors: $1.2 million of SG&A for the consolidation of GSE in the Company's financial statements subsequent to the GSE acquisition; executive incentive bonuses of $3.0 million; a non-cash debt conversion expense of $0.6 million; and a decrease in the non-cash credit to compensation expense of $1.1 million, relating to certain stock options to purchase stock of an affiliate accounted for using the fair value method. The increase was offset by a decrease in severance and related expense of $2.1 million.

Interest Expense

The increase in interest expense in 2003 of $0.7 million is primarily due to the write off of $0.9 million of deferred financing costs as a result of the early termination of the Company's prior credit agreement. This expense is included in interest expense for year ended December 31, 2003.

Other Income

2003

The investment and other loss of $0.2 million for 2003 was primarily related to an equity loss of GSE of $0.7 million (before its consolidation), offset by interest income on loans receivable of $0.4.

The gains on marketable securities of $0.6 million in 2003 were primarily due to the Company's disposal of shares of Millennium. Gains on sale of shares of Millennium prior to the transfer of 1,000,000 shares of Millennium to MXL in repayment of certain intercompany debt on October 17, 2003, are recorded as part of operating results from continuing operations. Gains on sale of Millennium by MXL after October 17, 2003 are recorded as part of operating results from discontinued operations.

Pursuant to a Note and Warrant Purchase Agreement dated August 8, 2003, the Company issued and sold to four Gabelli Funds $7,500,000 aggregate principal amount of 6% Conditional Subordinated Notes due 2008 (the "Gabelli Notes") and 937,500 warrants ("GP Warrants"), each entitling the holder thereof to purchase (subject to adjustment) one share of the Company's common stock. The changes in the fair market value of the GP Warrants were marked to market through December 8, 2003 with the adjustment shown as other income in the consolidated statement of operations. The Company recognized a gain of $1.4 million in its December 8, 2003 valuation adjustment of the liability relating to the GP Warrants using the Black-Scholes model.

2002

The investment and other loss of $0.7 million for 2003 was primarily related to an equity loss of GSE of $1.2 million, offset by interest income on loans receivable of $0.6 million.

The gains on marketable securities of $2.3 million in 2002 were primarily due to the Company's disposal of shares of Millennium.

Income Taxes

The Company recognized income tax expense of $1.0 million in 2003 and an income tax benefit of $0.3 million in 2002.

Income (Loss) on Discontinued Operations

The decreased loss from discontinued operation of $0.6 million in 2003 was primarily due to 2002 equity in losses of Valera Pharmaceuticals.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, the Company had cash and cash equivalents totaling $2.4 million. In addition the Company had cash held in escrow of $13.8 million from the EDS arbitration award, of which the Company received approximately $8.5 million in January 2005, net of the $5.0 million distribution to NPDC. The Company believes that cash generated from operations and borrowings availability under the Credit Agreement (described below), will be sufficient to fund the working capital and other requirements of the Company for the foreseeable future. The Company does not believe the spin-off of NPDC will significantly impact the Company's liquidity.

For the year ended December 31, 2004, the Company's working capital increased by $2.6 million from $18.0 million to $20.6 million. The Company has increased working capital during the year ended December 31, 2004 mainly due to receiving the proceeds of the arbitration award against EDS, as well as increases in current assets such as accounts receivable and unbilled receivables, due to increased revenues.

The decrease in cash and cash equivalents of $2.0 million for the year ended December 31, 2004 resulted from cash used in investing activities of $1.4 million and cash used in financing activities of $4.9 million; offset by cash provided by operations of $4.2 million and the effect of exchange rate changes on cash of $0.1 million. Net cash used in investing activities of $1.4 million includes $1.8 million of capital expenditures and $0.3 million in additions to intangible assets; offset by proceeds from the sale of marketable securities of $0.6 million. Net cash used in financing activities of $4.9 million consisted of cash distributed in the spin-off of $2.5 million; repayments of short-term borrowings of $2.1 million; and repayments of long-term debt of $1.1 million; offset by net proceeds from exercises of stock options of $0.9 million.

On October 23, 2003, the Company purchased from ManTech International ("ManTech") additional shares of GSE common stock in exchange for a 5% note for $5.3 million due in full in October 2008. Interest is payable quarterly. Each year during the term of the note, ManTech has the option to convert up to 20% of the original principal amount of the note into common stock of the Company at the then market price of the Company's common stock, but only in the event that the Company's common stock is trading at $10 per share or more. In the event that less than 20% of the principal amount of the note is not converted in any year, such amount not converted will be eligible for conversion in each subsequent year until converted or until the note is repaid in cash.

On August 13, 2003, General Physics, General Physics' subsidiary SkillRight, Inc. and MXL Industries Inc. ("MXL") entered into a two-year $25 million Financing and Security Agreement (Credit Agreement) with a bank, the proceeds of which were used to repay the Company's previous credit facility. The interest rate on borrowings under the Credit Agreement is at Libor Market Index Rate plus 3%. The Credit Agreement, as amended in March 2004 to include GSE, is secured by certain assets of General Physics. The Credit Agreement also provides for an unsecured guaranty from the Company. The Credit Agreement also contains certain restrictive covenants including a prohibition on future acquisitions, incurrence of debt and the payment of dividends. The Company received a waiver under the Credit Agreement with respect to the GSE Acquisition. General Physics is currently restricted from paying dividends and management fees to the Company in excess of $1.0 million in any fiscal year. On July 30, 2004, General Physics received a waiver and paid the Company an additional $1.0 million. The Company repaid in full the $6.1 million outstanding under the Credit Agreement as of December 31, 2004 in January of 2005, using the proceeds received from the EDS arbitration award (see Item 3). On March 9, 2005, General Physics received a waiver to loan GSE a maximum of $1.0 million to satisfy any GSE short-term capital requirements over the next 15 months.

Pursuant to a Note and Warrant Purchase Agreement dated August 8, 2003, the Company issued and sold to four Gabelli funds $7.5 million aggregate principal amount of 6% Conditional Subordinated Notes due 2008 and 937,500 warrants, each entitling the holder thereof to purchase (subject to adjustment) one share of the Company's common stock. The aggregate purchase price for the Gabelli Notes and GP Warrants was $7.5 million. The Gabelli Notes are secured by a mortgage on the Company's former property located in Pawling, New York which was distributed to NPDC. In addition, at any time that less than $1.0 million principal amount of the Gabelli Notes are outstanding, the Company may defease the obligations secured by the mortgage and obtain a release of the mortgage by depositing with an agent for the Noteholders, bonds or government securities with an investment grade rating by a nationally recognized rating agency which, without reinvestment, will provide cash on the maturity date of the Gabelli Notes in an amount not less than the outstanding principal amount of the Gabelli Notes. The Company used $5.8 million of the proceeds to repay its previous credit facility. The Company and NPDC agreed to allocate to NPDC $1.9 million of the $7.5 million received for the Gabelli Notes and Warrants, which the Company transferred to NPDC prior to the spin-off of NPDC.

On March 30, 2004, GSE was added as an additional borrower under the General Physics Credit Agreement. Under the terms of the Credit Agreement, as amended, $1.5 million of General Physics' Credit Agreement has been allocated for use by GSE. The Credit Agreement was amended to provide for additional collateral consisting of substantially all of the GSE's assets as well as certain covenants specific to GSE. It provides for borrowings by GSE up to 80% of eligible accounts receivable and 80% of eligible unbilled receivables, up to a maximum of $1.5 million. The interest rate is based upon the LIBOR Market Index Rate plus 3%, with interest only payments due monthly. The Company agreed to guarantee GSE's borrowings under the Credit Agreement, as amended, in consideration for a fee pursuant to the Management Services Agreement.

Contractual Obligations and Commitments

The following table summarizes long-term debt, capital lease commitments, operating lease commitments, purchase commitments and employment agreements as of December 31, 2004 (in thousands):

                                                PAYMENTS DUE IN
                              -----------------------------------------------
                                         2006 -     2008     AFTER
                                2005      2007      2009      2009     TOTAL
                              -------   -------   -------   -------   -------
Long-term debt                $     9   $    --   $12,751   $    --   $12,760
Capital lease commitments          91        90        --        --       181
Operating lease commitments     4,964     6,621     2,669     5,313    19,567
Purchase commitments           28,496     2,678        29              31,203
Employment agreements           2,080     3,093       471               5,644
                              -------   -------   -------   -------   -------
   Total                      $35,640   $12,482   $15,920   $ 5,313   $69,355
                              =======   =======   =======   =======   =======

Off-Balance Sheet Commitments

The Company has guaranteed the leases for Five Star New Jersey and Connecticut warehouses, totaling $1.6 million per year through the first quarter of 2007. The Company's guarantee of such leases was in effect when Five Star was originally a wholly owned subsidiary of the Company prior to the sale by the Company in 1998 of substantially all of the operating assets of Five Star Group to the predecessor company of Five Star. As part of this transaction, the landlords of the New Jersey and Connecticut facilities did not consent to the release of the Company's guarantee. The Company's guarantee of Five Star's leases was not affected by the spin-off of NPDC.

General Physics has two letters of credit outstanding, which as of December 31, 2004 amount to approximately $0.3 million and expire in 2005. In addition the Company guarantees MXL loans totaling approximately $2.9 million as of December 31, 2004.

The Company does not have any off-balance sheet financing, other than operating leases and letters of credit entered into in the normal course of business and disclosed above. GSE utilizes various derivative financial instruments to manage market risks associated with the fluctuations in foreign currency exchange rates. It is GSE's policy to use derivative financial instruments to protect against market risk arising in the normal course of business. The criteria GSE uses for designating an instrument as a hedge includes the instrument's effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. GSE monitors its foreign currency exposures to maximize the overall effectiveness of its foreign currency hedge positions. Principal currencies hedged include the Euro and the Japanese yen. GSE's objectives for holding derivatives are to minimize the risks using the most effective methods to reduce the impact of these exposures. GSE minimizes credit exposure by limiting counterparties to nationally recognized financial institutions. As of December 31, 2004, GSE had contracts for the sale of approximately $4.6 million Japanese Yen at fixed rates. The contracts expire on various dates through May, 2007. The contracts do not qualify for hedge treatment under SFAS No. 133, as amended. Accordingly, GSE has recorded the estimated fair value of the contracts of approximately $200,000 as of December 31, 2004 as other assets in the consolidated balance sheet and other income in the consolidated statement of operations.

MANAGEMENT DISCUSSION OF CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Certain of our accounting policies require higher degrees of judgment than others in their application. These include contract revenue and cost recognition, valuation of accounts receivable, accounting for investments, impairment of long-lived and intangible assets and income tax recognition of deferred tax items which are summarized below. In addition, note 2 to the Consolidated Financial Statements includes further discussion of our significant accounting policies.

CONTRACT REVENUE AND COST RECOGNITION.

Revenue Recognition

General Physics contract revenue and cost recognition. General Physics provides services under time-and-materials, cost-plus-fixed fee and fixed-price contracts. Each contract has different terms based on the scope, deliverables and complexity of the engagement, requiring General Physics to make judgments and estimates about recognizing revenue. In general, revenue is recognized on these arrangements as the services are performed. Under time-and-material contracts, as well as certain cost-plus-fixed fee and certain fixed-price contracts, the contractual billing schedules are based on the specified level of resources General Physics is obligated to provide. As a result, on those "level-of-effort" contracts, the contractual billing amount for a given period acts as a measure of performance and, therefore, revenue is typically recognized in that amount.

For other fixed price contracts, the contractual billing schedules are not based on the specified level of resources General Physics is obligated to provide. These arrangements typically do not have milestones or other reliable measures of performance. As a result, revenue on these arrangements is recognized using the percentage-of-completion method based on the relationship of costs incurred to total estimated costs expected to be incurred over the term of the contract. General Physics believes this methodology provides a reasonable measure of performance on these arrangements since performance primarily involves personnel costs and the customer typically is required to pay General Physics for the proportionate amount of work and cost incurred in the event of contract termination. Revenue for unpriced change orders is not recognized until the customer agrees with the changes. Costs and estimated earnings in excess of billings on uncompleted contracts are recorded as a current asset. Billings in excess of costs and estimated earnings on uncompleted contracts are recorded as a current liability. Generally contracts provide for the billing of costs incurred and estimated earnings on a monthly basis.

Risks relating to service delivery, usage, productivity and other factors are considered when making estimates of total contract cost, contract profitability and progress towards completion. If sufficient risk exists, a reduced-profit methodology is applied to a specific client contract's percentage-of-completion model whereby the amount of revenue recognized is limited to the amount of costs incurred until such time as the risks have been partially or wholly mitigated through performance. General Physics' estimates of total contract cost and contract profitability change periodically in the normal course of business, occasionally due to modifications of contractual arrangements. In addition, the implementation of cost saving initiatives and achievement of productivity gains generally results in a reduction of estimated total contract expenses on affected client contracts. Such changes in estimate are recognized in the period the changes are determined. For all client contracts, provisions for estimated losses on individual contracts are made in the period in which the loss first becomes apparent.

As part of General Physics' on-going operations to provide services to its customers, incidental expenses, which are commonly referred to as "out-of-pocket" expenses, are billed to customers, either directly as a pass-through cost or indirectly as a cost estimated in proposing on fixed-price contracts. Out-of-pocket expenses include expenses such as airfare, mileage, hotel stays, out-of-town meals and telecommunication charges. General Physics' policy provides for these expenses to be recorded as both revenue and direct cost of services in accordance with the provisions of EITF 01-14, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred.

GSE revenue recognition. The majority of GSE's revenue is derived through the sale of uniquely designed systems containing hardware, software and other materials under fixed-price contracts. In accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, the revenue under these fixed-price contracts is accounted for on the percentage-of-completion method, based on contract costs incurred to date and estimated costs to complete. Estimated contract earnings are reviewed and revised periodically as the work progresses and the cumulative effect of any change is recognized in the period in which the change is identified. Estimated losses are charged against earnings in the period such losses are identified.

As GSE recognizes revenue under the percentage-of-completion method, it provides an accrual for estimated future warranty costs based on historical and projected claims experience. GSE's longer-term contracts generally provide for a one-year warranty on parts, labor and any bug fixes as it relates to software embedded in the systems.

GSE's system design contracts do not provide for "post customer support service"
(PCS) in terms of software upgrades, software enhancements or telephone support. In order to obtain PCS, the customers must purchase a separate contract at the date of system installation. Such PCS arrangements are generally for a one-year period renewable annually and include customer support, unspecified software upgrades, maintenance releases. GSE recognizes revenue from these contracts ratably over the life of the agreements in accordance with Statement of Position 97-2, Software Revenue Recognition.

Revenue from the sale of software licenses for the Company's modeling tools, which do not require significant modification or customization, are recognized when the license agreement is signed, the license fee is fixed and determinable, delivery has occurred, and collection is considered probable.

Revenues from certain consulting or training contracts are recognized on a time-and-material basis. For time-and-material type contracts, revenue is recognized based on hours incurred at a contracted labor rate plus expenses.

VALUATION OF ACCOUNTS RECEIVABLES

Provisions for allowance for doubtful accounts are made based on specific credit risks identified by the Company. Measurement of such losses requires consideration of the historical loss experience of the Company and its subsidiaries, judgments about customer credit risk and the need to adjust for current economic conditions. The allowance for doubtful accounts was $0.8 million at December 31, 2004.

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

In accordance with SFAS No. 142, goodwill is no longer amortized, but instead tested for impairment at least annually. The goodwill impairment test requires the Company to identify its reporting units and obtain estimates of the fair values of those units as of the testing date. The Company estimates the fair values of its reporting units using discounted cash flow valuation models. The Company estimates these amounts by evaluating historical trends, current budgets, operating plans and industry data. The estimated fair value of each reporting unit exceeded its respective carrying value in both tests conducted in 2004 and 2003 indicating the underlying goodwill of each unit was not impaired at the respective testing dates. The timing and frequency of our goodwill impairment tests are based on an ongoing assessment of events and circumstances that would more than likely reduce the estimated fair value of a reporting unit below its carrying value. The Company will continue to monitor its goodwill for impairment and conduct formal tests when impairment indicators are present. A decline in the fair value of any reporting unit below its carrying value is an indicator that the underlying goodwill of the unit is potentially impaired. This would require a comparison of the implied fair value of a reporting unit's goodwill to its carrying value. An impairment loss is required for the amount which the carrying value of a reporting unit's goodwill exceeds its implied fair value. The implied fair value of the reporting unit's goodwill would become the new cost basis of the unit's goodwill.

The following table presents goodwill balances at December 31, 2004 and operating income for the years ended December 31, 2004, 2003 and 2002 for each of the Company's reportable segments (in thousands):

                                 OPERATING INCOME FOR THE
                  GOODWILL AT    YEARS ENDED DECEMBER 31,
                  DECEMBER 31,   ------------------------
                      2004        2004     2003     2002
                  ------------   ------   ------   ------
General Physics      $57,624     $8,881   $4,233   $1,599
GSE                    4,756       (174)     366       --
                     -------     ------   ------   ------
                     $62,380     $8,707   $4,599   $1,599
                     =======     ======   ======   ======

INCOME TAXES

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered. In assessing the realizability of the deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these factors, management believes it is more likely than not that the Company will realize the benefits of deferred tax assets, net of the valuation allowance. The valuation allowance relates to both foreign and domestic net operating loss carryforwards for which the Company does not believe the benefits will be realized.

In 2004, the Company's taxable income before utilization of net operating loss carry forwards was approximately $22.0 million. In assessing the realizability of it's deferred tax assets, management considered it more likely than not that it's deferred tax assets would be realized and reduced it's valuation allowance by $12.2 million. As of December 31, 2004, the Company had federal net operating loss carry forwards of $19.3 million, which expire during 2022 and 2023.

RECENT ACCOUNTING PRONOUNCEMENTS

During December 2004, the Financial Accounting Standards Board ("FASB") issued a new standard entitled Statement of Financial Accounting Standards ("SFAS") 123R, Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation, and amends SFAS No. 95, Statement of Cash Flows. Among other items, the new standard would require the expensing, in the financial statements, of stock options issued by the Company. The new standard will be effective July 1, 2005, for calendar year companies. GP Strategies is currently evaluating the adoption of SFAS No. 123R, including the valuation methods and assumptions that underlie the valuation of the awards. The Company expects that the adoption of SFAS No. 123R will have an adverse effect on the Company's consolidated financial statements.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of December 31, 2004, the Company had approximately $6.1 million of variable rate borrowings. The Company estimates that for every 1% fluctuation in general interest rates, assuming debt levels at December 31, 2004, interest expense would vary by $60,000. As of December 31, 2004, GSE had contracts for the sale of approximately $4.6 million Japanese Yen at fixed rates. The contracts expire on various dates through May, 2007. The contracts do not qualify for hedge treatment under SFAS No. 133, as amended. Accordingly, GSE has recorded the estimated fair value of the contracts of approximately $200,000 as of December 31, 2004 as other assets in the consolidated balance sheet and other income in the consolidated statement of operations.

The Company's net investment in its foreign subsidiaries, including intercompany balances, at December 31, 2004 was immaterial, and accordingly, fluctuations in foreign currency do not have a material impact on the Company's financial position.

The Company's revenues and profitability are related to general levels of economic activity and employment in the United States and the United Kingdom. As a result, any significant economic downturn or recession in one or both of those countries could harm our business and financial condition. A significant portion of the Company's revenues is derived from Fortune 500 level companies and their international equivalents, which historically have adjusted expenditures for external training during economic downturns. If the economies in which these companies operate weaken in any future period, these companies may not increase or may reduce their expenditures on external training, which could adversely affect the Company's business and financial condition.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            PAGE
                                                                            ----
FINANCIAL STATEMENTS OF GP STRATEGIES CORPORATION AND SUBSIDIARIES:

   Report of Independent Registered Public Accounting Firm - KPMG  LLP       40

   Report of Independent Registered Public Accounting Firm - Eisner LLP      41

   Consolidated Balance Sheets - December 31, 2004 and 2003                  42

   Consolidated Statements of Operations - Years ended December 31,
      2004, 2003 and 2002                                                    44

   Consolidated Statements of Stockholders' Equity and Comprehensive
      Income (Loss) - Years ended December 31, 2004, 2003 and 2002           45

   Consolidated Statements of Cash Flows - Years ended December 31,
      2004, 2003 and 2002                                                    46

   Notes to Consolidated Financial Statements                                48

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
GP Strategies Corporation:

We have audited the accompanying consolidated balance sheets of GP Strategies Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed under item 15a(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the 2003 financial statements of Five Star Products, Inc., a formerly 54% owned subsidiary, which statements reflect total assets constituting 20% of the related 2003 consolidated total assets. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Five Star Products, Inc., is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GP Strategies Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ KPMG LLP

Baltimore, Maryland
March 16, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Five Star Products, Inc.

We have audited the consolidated balance sheet of Five Star Products, Inc. and subsidiaries (the "Company") as of December 31, 2003, and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2003 (not shown separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Five Star Products, Inc. and subsidiaries as of December 31, 2003 and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/ Eisner LLP

New York, New York
March 17, 2004, except for the first paragraph of Note 7, as to which the date is March 31, 2004

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2004 and 2003
              (In thousands, except shares and par value per share)

                                                                       2004       2003
                                                                     --------   --------
                              ASSETS
Current assets:
   Cash and cash equivalents                                         $  2,417   $  4,416
   Cash held in escrow from arbitration settlement                     13,798         --
   Accounts and other receivables, less allowance for doubtful
      accounts of $917 in 2004 and $1,739 in 2003                      31,114     39,737
   Inventories                                                             --     28,300
   Costs and estimated earnings in excess of billings on
      uncompleted contracts                                            16,834     14,502
   Deferred tax assets                                                  1,478         --
   Prepaid expenses and other current assets                            4,350      6,705
                                                                     --------   --------
         Total current assets                                          69,991     93,660
                                                                     --------   --------
Investments and marketable securities                                      --      3,931
Property, plant and equipment, net                                      2,673      8,994

Intangible assets:
   Goodwill                                                            62,380     62,395
   Patents, licenses and contract rights, net                           1,024      1,031
                                                                     --------   --------
                                                                       63,404     63,426
                                                                     --------   --------
Deferred tax assets                                                    16,651     11,688
Other assets                                                            3,316      6,624
                                                                     --------   --------
                                                                     $156,035   $188,323
                                                                     ========   ========
                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                              $    100   $  1,112
   Short-term borrowings                                                6,068     26,521
   Accounts payable and accrued expenses                               33,219     38,107
   Billings in excess of costs and estimated earnings on
      uncompleted contracts                                            10,003      9,922
                                                                     --------   --------
      Total current liabilities                                        49,390     75,662
                                                                     --------   --------
Long-term debt less current maturities                                 10,951     13,749
Other noncurrent liabilities                                            1,739      1,728
                                                                     --------   --------
      Total liabilities                                                62,080     91,139
                                                                     --------   --------
Minority interests                                                      2,335      4,372
                                                                     --------   --------

                                                                     (continued)

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2004 and 2003
              (In thousands, except shares and par value per share)

                                                                          2004       2003
                                                                        --------   --------
Stockholders' equity:
   Preferred stock, par value $0.01 per share
      Authorized 10,000,000 shares; issued none                               --         --
   Common stock, par value $0.01 per share
      Authorized 25,000,000 shares; issued 16,669,757 in 2004 and
         16,348,777 shares in 2003 (of which 8,994 in 2004 and 14,722
         shares in 2003 are held in treasury)                                167        163
   Class B common stock, par value $0.01 per share
      Authorized 2,800,000 shares; issued and outstanding
         1,200,000 shares                                                     12         12
   Additional paid-in capital                                            171,852    196,541
   Accumulated deficit                                                   (78,923)  (101,443)
   Accumulated other comprehensive income (loss)                            (761)        24
   Notes receivable from stockholder                                        (619)    (2,322)
   Treasury stock at cost                                                   (108)      (163)
                                                                        --------   --------
         Total stockholders' equity                                       91,620     92,812
                                                                        --------   --------
                                                                        $156,035   $188,323
                                                                        ========   ========

See accompanying notes to consolidated financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 2004, 2003 and 2002
                      (In thousands, except per share data)

                                                                    2004       2003       2002
                                                                  --------   --------   --------
Revenue                                                           $193,973   $140,034   $142,237
Cost of revenue                                                    168,010    122,939    126,871
                                                                  --------   --------   --------
      Gross profit                                                  25,963     17,095     15,366
Selling, general and administrative expenses                       (23,735)   (22,935)   (19,229)
                                                                  --------   --------   --------
      Operating income (loss)                                        2,228     (5,840)    (3,863)
Interest expense                                                    (2,113)    (3,123)    (2,467)
Other income (expense) (including interest income of
   $317 in 2004, $424 in 2003 and $584 in 2002)                        649       (218)      (736)
Gain on arbitration award, net of legal fees and expenses           13,660         --         --
Gains on sales of marketable securities, net                            --        559      2,267
Valuation adjustment of liability for warrants                          --      1,436         --
                                                                  --------   --------   --------
      Income (loss) from continuing operations before income
         tax (expense) benefit and minority interests               14,424     (7,186)    (4,799)
Income tax (expense) benefit                                         8,009       (985)       295
                                                                  --------   --------   --------
      Income (loss) from continuing operations before minority
         interests                                                  22,433     (8,171)    (4,504)
Minority interests                                                      12         60         --
                                                                  --------   --------   --------
      Income (loss) from continuing operations                      22,445     (8,111)    (4,504)
Income (loss) from discontinued operations, net of income taxes         75       (165)      (724)
                                                                  --------   --------   --------
      Net income (loss)                                           $ 22,520   $ (8,276)  $ (5,228)
                                                                  ========   ========   ========
Per common share data:
Basic
      Income (loss) from continuing operations                    $   1.27   $  (0.47)  $  (0.29)
      Income (loss) from discontinued operations                        --      (0.01)     (0.05)
      Net income (loss)                                           $   1.27   $  (0.48)  $  (0.34)
Diluted
      Income (loss) from continuing operations                    $   1.23   $  (0.47)  $  (0.29)
      Income (loss) from discontinued operations                        --      (0.01)     (0.05)
      Net income (loss)                                           $   1.23   $  (0.48)  $  (0.34)

See accompanying notes to consolidated financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

 Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

                  Years ended December 31, 2004, 2003, and 2002
                 (In thousands, except for par value per share)

                                                                 CLASS B                                       ACCUMULATED
                                                   COMMON        COMMON                                           OTHER
                                                    STOCK         STOCK        ADDITIONAL      ACCUMULATED    COMPREHENSIVE
                                                 ($0.01 PAR)   ($0.01 PAR)   PAID-IN CAPITAL     DEFICIT      INCOME (LOSS)
                                                 -----------   -----------   ---------------   -----------   --------------
Balance at December 31, 2001                         $128          $ 9          $180,078        $ (87,939)      $ 8,364
                                                     ----          ---          --------        ---------       -------
Net loss                                               --           --                --           (5,228)           --
Other comprehensive loss                               --           --                --               --        (7,904)

   Total comprehensive loss
Proceeds from issuance of common stock                 26            3             9,910               --            --
                                                     ----          ---          --------        ---------       -------
Balance at December 31, 2002                          154           12           189,988          (93,167)          460
                                                     ----          ---          --------        ---------       -------
Net loss                                               --           --                --           (8,276)           --
Other comprehensive loss                               --           --                --               --          (436)

   Total comprehensive loss
Repayment of notes receivable from stockholder         --           --                --               --            --
Issuance and sale of common stock and warrants          9           --             6,553               --            --
                                                     ----          ---          --------        ---------       -------
Balance at December 31, 2003                          163           12           196,541         (101,443)           24
                                                     ----          ---          --------        ---------       -------
Net income                                             --           --                --           22,520            --
Other comprehensive loss                               --           --                --               --          (861)

   Total comprehensive income
Repayment of notes receivable from stockholder         --           --                --               --            --
Distribution of net assets to NPDC                     --           --           (26,043)              --            76
Proceeds from issuance of common stock                  4           --             1,354               --            --
                                                     ----          ---          --------        ---------       -------
Balance at December 31, 2004                         $167          $12          $171,852        $ (78,923)      $  (761)
                                                     ====          ===          ========        =========       =======

                                                    NOTES
                                                  RECEIVABLE                       TOTAL
                                                     FROM         TREASURY     STOCKHOLDERS'   COMPREHENSIVE
                                                 STOCKHOLDER   STOCK AT COST      EQUITY        INCOME (LOSS)
                                                 -----------   -------------   -------------   --------------
Balance at December 31, 2001                       $(4,095)        $(602)         $95,943
                                                   -------         -----          -------
Net loss                                                --            --           (5,228)        $ (5,228)
Other comprehensive loss                                --            --           (7,904)          (7,904)
                                                                                                  --------
   Total comprehensive loss                                                                       $(13,132)
                                                                                                  ========
Proceeds from issuance of common stock                  --           232           10,171
                                                   -------         -----          -------
Balance at December 31, 2002                        (4,095)         (370)          92,982
                                                   -------         -----          -------
Net loss                                                                           (8,276)        $ (8,276)
Other comprehensive loss                                --            --             (436)            (436)
                                                                                                  --------
   Total comprehensive loss                                                                       $ (8,712)
                                                                                                  ========
Repayment of notes receivable from stockholder       1,773            --            1,773
Issuance and sale of common stock and warrants          --           207            6,769
                                                   -------         -----          -------
Balance at December 31, 2003                        (2,322)         (163)          92,812
                                                   -------         -----          -------
Net income                                                            --           22,520         $ 22,520
Other comprehensive loss                                --            --             (861)            (861)
                                                                                                  --------
   Total comprehensive income                                                                     $ 21,659
                                                                                                  ========
Repayment of notes receivable from stockholder       1,703            --            1,703
Distribution of net assets to NPDC                      --            --          (25,967)
Proceeds from issuance of common stock                  --            55            1,413
                                                   -------         -----          -------
Balance at December 31, 2004                       $  (619)        $(108)         $91,620
                                                   =======         =====          =======

See accompanying notes to consolidated financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2004, 2003, and 2002
                                 (In thousands)

                                                                       2004       2003      2002
                                                                     --------   -------   -------
Cash flows from operations:
   Income (loss) from continuing operations                          $ 22,445   $(8,111)  $(4,504)
   Income (loss) from discontinued operations, net of income taxes         75      (165)     (724)
                                                                     --------   -------   -------
   Net income (loss)                                                   22,520    (8,276)   (5,228)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation and amortization                                     4,084     2,928     3,304
      Gain on arbitration award, net                                  (13,660)       --        --
      Deferred income taxes                                            (9,783)     (623)   (1,839)
      Minority interests                                                 (407)      (30)       --
      Issuance of stock for retirement savings plan and non-cash
         compensation expense                                           2,348     3,903      (146)
      Gains on sales of marketable securities                            (381)     (846)   (2,267)
      Write-off of deferred financing costs                                --       860        --
      Noncash debt conversion expense                                      --       622        --
      Valuation adjustment of liability for warrants                       --    (1,436)       --
      Loss on equity investments and other, net                            --       559     2,603
      Proceeds from sales of trading securities                           404       249        --
      Changes in other operating items, net of effect
         of acquisitions and disposals:
         Accounts and other receivables                                (5,379)    2,713     3,195
         Inventories                                                    2,609    (6,698)      354
         Costs and estimated earnings in excess of billings on
            uncompleted contracts                                      (2,332)    3,788     2,584
         Accounts payable and accrued expenses                          2,707     4,656     1,901
         Billings in excess of costs and estimated earnings on
            uncompleted contracts                                          81     2,534    (3,174)
         Prepaid and other current assets                               1,442       194      (330)
         Changes in other operating items                                 (69)      253      (128)
                                                                     --------   -------   -------
         Net cash provided by operations                                4,184     5,350       829
                                                                     --------   -------   -------
Cash flows from investing activities:
   Additions to property, plant and equipment                          (1,784)   (2,123)   (1,916)
   Additions to intangible assets                                        (250)     (422)   (1,503)
   Proceeds from sales of marketable securities                           609     2,124     3,833
   Cash acquired in acquisitions                                           --     2,853        --
   Decrease (increase) to investments and other                            --    (4,050)      489
                                                                     --------   -------   -------
         Net cash provided by (used in) investing activities           (1,425)   (1,618)      903
                                                                     --------   -------   -------

                                                                     (continued)

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2004, 2003, and 2002
                                 (In thousands)

                                                                   2004      2003       2002
                                                                 -------   --------   --------
Cash flows from financing activities:
   Proceeds from issuance of common stock                            860        955      7,850
   Proceeds from issuance of Class B common stock                     --         --      1,260
   Repayment of short-term borrowings                             (2,123)   (13,461)   (10,280)
   Deferred financing costs                                           --     (1,619)      (728)
   Proceeds from issuance of long-term debt                           --     14,674        890
   Repayment of long-term debt                                    (1,135)    (1,451)      (841)
   Distribution of cash to NPDC                                   (2,453)        --         --
                                                                 -------   --------   --------
         Net cash used in financing activities                    (4,851)      (902)    (1,849)
                                                                 -------   --------   --------
Effect of exchange rate changes on cash and cash equivalents          93         70        (72)
                                                                 -------   --------   --------

         Net increase (decrease) in cash and cash equivalents     (1,999)     2,900       (189)
Cash and cash equivalents at beginning of year                     4,416      1,516      1,705
                                                                 -------   --------   --------
Cash and cash equivalents at end of year                         $ 2,417   $  4,416   $  1,516
                                                                 =======   ========   ========
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                                   $ 2,383   $  1,379   $  1,942
      Income taxes                                               $   639   $    734   $    434

   Non-cash investing and financing activities:
      Distribution of non-cash net assets to NPDC (see note 3)   $23,514   $     --   $     --
      Additions to property financed with capital leases         $   111   $    163   $    889

See accompanying notes to consolidated financial statements.

(1)  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

          GP Strategies Corporation ("the Company") was incorporated in Delaware in 1959. As of December 31, 2004, the Company's business consists of its training and workforce development business operated by General Physics Corporation ("General Physics" or "GP") and its simulation business operated by GSE Systems Inc. ("GSE").

          In July 2002, the Company's Board of Directors approved a spin-off of certain of its non-core assets into a separate corporation, National Patent Development Corporation ("NPDC"). NPDC is a stand-alone public company owning all of the stock of MXL Industries, Inc. ("MXL"), the interest in Five Star Products, Inc. ("Five Star") and certain other non-core assets. The separation of these businesses was accomplished through a pro-rata distribution of 100% of the outstanding common stock of NPDC to the Company's stockholders on the record date of November 18, 2004 of the distribution. On November 24, 2004, (the "Distribution" or "spin-off") holders of record received one share of NPDC common stock for each share of GP Strategies common stock or Class B capital stock owned. The Company received a favorable tax ruling on March 21, 2003 from the Internal Revenue Service which enabled the Distribution to be tax-free.

          Following the spin-off, the Company ceased to have any ownership interest in NPDC, and the operations of NPDC have been reclassified as discontinued in the Company's consolidated financial statements for all periods presented (see note 3).

          In connection with the spin-off, several of the Company's directors and officers are also directors and officers of NPDC. The Company entered into agreements with NPDC to allocate responsibility for liabilities (including tax and other contingent liabilities associated with their respective businesses or otherwise to be assumed by NPDC or the Company), to separate their businesses, and for the Company and NPDC to provide management services to each other. The Company and NPDC will also provide certain guarantees of each others' financial obligations.

          On October 17, 2003, the Company transferred 100% of the outstanding common stock in Valera Pharmaceuticals (formerly Hydro Med Sciences, Inc.) valued at $6.5 million (based on an independent valuation) and 1,000,000 shares of common stock of Millennium Cell Inc. ("Millennium") with a quoted market price of $3.50 per share to MXL in repayment of $10 million of a payable due to MXL from the Company. MXL was a wholly owned subsidiary of the Company until the distribution.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A)  PRINCIPLES OF CONSOLIDATION AND INVESTMENTS

          The consolidated financial statements include the operations of the Company and its majority-owned subsidiaries. The minority interests balance as of December 31, 2004 is comprised of the 42% minority share in GSE, which the Company did not own. The minority interests balance as of December 31, 2003 is comprised of the 42% minority share in GSE and a 46% minority share of Five Star, which the Company did not own. All significant intercompany balances and transactions have been eliminated.

     (B)  CASH AND CASH EQUIVALENTS

          Cash and cash equivalents consist of short-term highly liquid investments with original maturities of three months or less.

     (C)  MARKETABLE SECURITIES

          Marketable securities consist of U.S. corporate equity securities. The Company classifies its marketable securities as trading or available-for-sale investments, which are recorded at fair value. Trading securities are those securities which are generally expected to be sold within one year and were held principally for the purpose of selling them in the near term.

          Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity in accumulated other comprehensive income (loss), net of income taxes, until realized. A decline in the market value of any available-for-sale security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to earnings, and a new cost basis is established. Gains and losses are derived using the average cost method for determining the cost of securities sold. Marketable securities were included in the net assets distributed to NPDC (see note 3).

     (D)  INVENTORIES

          Inventories are valued at the lower of cost or market, using the first-in, first-out (FIFO) method. Inventories were included in the net assets distributed to NPDC (see note 3).

     (E)  ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

          Trade accounts receivable are recorded at invoiced amounts. The allowance for doubtful accounts is estimated based on historical trends of past due accounts, write-offs and specific review of past due accounts.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

     (F)  FOREIGN CURRENCY TRANSLATION

          The functional currency of the Company's international operations is the applicable local currency. The translation of the applicable foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average rates of exchange prevailing during the year. The unrealized gains and losses resulting from such translation are included as a separate component of stockholders' equity in accumulated other comprehensive income (loss).

     (G)  REVENUE RECOGNITION

          GENERAL PHYSICS

          GP provides services under time-and-materials, cost-plus-fixed fee and fixed-price contracts. Each contract has different terms based on the scope, deliverables and complexity of the engagement, requiring GP to make judgments and estimates about recognizing revenue. In general, revenue is recognized on these arrangements as the services are performed. Under time-and-material contracts, as well as certain cost-plus-fixed fee and certain fixed-price contracts, the contractual billing schedules are based on the specified level of resources GP is obligated to provide. As a result, on those "level-of-effort" contracts, the contractual billing amount for a given period acts as a measure of performance and, therefore, revenue is typically recognized in that amount.

          For other fixed price contracts, the contractual billing schedules are not based on the specified level of resources GP is obligated to provide. These arrangements typically do not have milestones or other reliable measures of performance. As a result, revenue on these arrangements is recognized using the percentage-of-completion method based on the relationship of costs incurred to total estimated costs expected to be incurred over the term of the contract. GP believes this methodology provides a reasonable measure of performance on these arrangements since performance primarily involves personnel costs and the customer typically is required to pay GP for the proportionate amount of work and cost incurred in the event of contract termination. Revenue for unpriced change orders is not recognized until the customer agrees with the changes. Costs and estimated earnings in excess of billings on uncompleted contracts are recorded as a current asset. Billings in excess of costs and estimated earnings on uncompleted contracts are recorded as a current liability. Generally, contracts provide for the billing of costs incurred and estimated earnings on a monthly basis.

          Risks relating to service delivery, usage, productivity and other factors are considered when making estimates of total contract cost, contract profitability and progress towards completion. If sufficient risk exists, a reduced-profit methodology is applied to a specific client contract's percentage-of-completion model whereby the amount of revenue

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

          recognized is limited to the amount of costs incurred until such time as the risks have been partially or wholly mitigated through performance. GP's estimates of total contract cost and contract profitability change periodically in the normal course of business, occasionally due to modifications of contractual arrangements. In addition, the implementation of cost saving initiatives and achievement of productivity gains generally result in a reduction of estimated total contract expenses on affected client contracts. Such changes in estimate are recognized in the period the changes are determined. For all client contracts, provisions for estimated losses on individual contracts are made in the period in which the loss first becomes apparent.

          As part of GP's on-going operations to provide services to its customers, incidental expenses, which are commonly referred to as "out-of-pocket" expenses, are billed to customers, either directly as a pass-through cost or indirectly as a cost estimated on fixed-price contracts. Out-of-pocket expenses include expenses such as airfare, mileage, hotel stays, out-of-town meals and telecommunication charges. GP's policy provides for these expenses to be recorded as both revenue and direct cost of services in accordance with the provisions of Emerging Issues Task Force (EITF) 01-14, Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred.

          GSE

          The majority of GSE's revenue is derived through the sale of uniquely designed systems containing hardware, software and other materials under fixed-price contracts. In accordance with Statement of Position ("SOP") No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, the revenue under these fixed-price contracts is accounted for on the percentage-of-completion method. This methodology recognizes income as work progresses on the contract and is based on an estimate of the income earned to date, less income recognized in earlier periods. GSE bases its estimate of the degree of completion of the contract by reviewing the relationship of costs incurred to date to the expected total costs that will be incurred on the project. Estimated contract earnings are reviewed and revised periodically as the work progresses and the cumulative effect of any change is recognized in the period in which the change is identified. Estimated losses are charged against earnings in the period such losses are identified.

          As GSE recognizes revenue under the percentage-of-completion method, it provides an accrual for estimated future warranty costs based on historical and projected claims experience. GSE's longer-term contracts generally provide for a one-year warranty on parts, labor and any bug fixes as it relates to software embedded in the systems.

          GSE's system design contracts do not provide for "post customer support service" (PCS) in terms of software upgrades, software enhancements or telephone support. In order to obtain PCS, the customers must purchase a separate contract at the date of system installation. Such

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

          PCS arrangements are generally for a one-year period, renewable annually, and include customer support, unspecified software upgrades, and maintenance releases. GSE recognizes revenue from these contracts ratably over the life of the agreements in accordance with SOP No.97-2, Software Revenue Recognition.

          Revenue from the sale of software licenses for the Company's modeling tools, which do not require significant modification or customization, are recognized when the license agreement is signed, the license fee is fixed and determinable, delivery has occurred, and collection is considered probable.

          Revenues from certain consulting or training contracts are recognized on a time-and-material basis. For time-and-material type contracts, revenue is recognized based on hours incurred at a contracted labor rate plus expenses.

          DISCONTINUED OPERATIONS

          Revenue of discontinued operations, related primarily to Five Star, were recognized as sales were made and title transferred to the customers.

     (H)  COMPREHENSIVE INCOME

          Comprehensive income consists of net income (loss), net unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments.

     (I)  PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment are carried at cost. Major additions and improvements are capitalized while maintenance and repairs, which do not extend the lives of the assets are expensed as incurred. Gain or loss on the disposition of property, plant and equipment is recognized in operations when realized.

          Depreciation of property, plant and equipment is recognized on a straight-line basis over the following estimated useful lives:

               CLASS OF ASSETS                           USEFUL LIFE
               ---------------                           -----------
     Buildings and improvements                         5 to 40 years
     Machinery, equipment, and furniture
        and fixtures                                    3 to 7 years
     Leasehold improvements                Shorter of asset life or term of lease

     (J)  IMPAIRMENT OF LONG-LIVED ASSETS

          Long-lived assets, such as property, plant, and equipment, and intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

     assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized at the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

(K)  GOODWILL AND INTANGIBLE ASSETS

     The Company capitalizes costs incurred to obtain and maintain patents and licenses, as well as contract rights acquired. Patent costs are amortized over the lesser of 17 years or the remaining lives of the patents and license costs over the lives of the licenses. Contract rights are amortized over the lives of the contracts acquired, ranging up to two years.

     Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually or more frequently if events and circumstances indicate that the asset might be impaired in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. The goodwill impairment test requires the Company to identify its reporting units and obtain estimates of the fair values of those units as of the testing date. The Company estimates the fair values of its reporting units using discounted cash flow valuation models. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. During 2004, 2003 and 2002, the Company tested its goodwill in accordance with SFAS No. 142 and concluded no impairment charge was required.

(L)  OTHER ASSETS

     Other assets include deferred financing costs and certain software development costs. Deferred financing costs are amortized on a straight line basis over the terms of the related debt and such amortization is classified as interest expense in the consolidated statements of operations.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

     In accordance with SFAS No. 86, accounting for the costs of computer software to be sold, leased, or otherwise marketed, certain computer software development costs of GSE are capitalized in the Company's Consolidated Balance Sheet. Capitalization of computer software begins upon the establishment of technological feasibility. capitalization ceases and amortization of capitalized cost begins when the software product is commercially available for general release to customers. Amortization of capitalized computer software development costs is included in cost of revenue and is provided using the straight-line method over the remaining estimated economic life of the product, which normally ranges from three to five years. On an annual basis, the Company assesses the recovery of the unamortized software computer costs by estimating the net undiscounted cash flows expected to be generated by the sale of the product. If the undiscounted cash flows are not sufficient to recover the unamortized software costs, the Company will write-down the investment to its estimated fair value based on future discounted cash flows. The excess of any unamortized computer software costs over the related net realizable value is written down and charged to income. Significant changes in the sales projections could result in impairment with respect to the capitalized software.

(M)  INCOME TAXES

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

     GSE files separate federal, state and foreign tax returns from the Company, as that entity is not consolidated with the Company for tax purposes.

(N)  INCOME (LOSS) PER SHARE

     Basic income (loss) per share is based upon the weighted average number of common shares outstanding, including Class B common stock, during the periods. Class B common stockholders have the same rights to share in profits and losses and liquidation values as common stockholders.

     Diluted income (loss) per share is based upon the weighted average number of common shares outstanding during the period assuming the issuance of common stock for all potential dilutive common stock equivalents outstanding.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

          Income (loss) per share (EPS) for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands, except per share amounts):

                                                  2004      2003      2002
                                                -------   -------   -------
INCOME (LOSS) USED IN COMPUTATION:
Income (loss) from continuing operations        $22,445   $(8,111)  $(4,504)
Income (loss) from discontinued operations           75      (165)     (724)
                                                -------   -------   -------
Net income (loss)                               $22,520   $(8,276)  $(5,228)
                                                =======   =======   =======

SHARES USED IN COMPUTATION:
   Weighted average shares
      outstanding, basic                         17,678    17,139    15,370
   Dilutive effect of outstanding
      stock options and warrants                    629        --        --
                                                -------   -------   -------
   Weighted average shares
      outstanding, diluted                       18,307    17,139    15,370
                                                =======   =======   =======

INCOME (LOSS) PER COMMON SHARE:
Basic
   Income (loss) from continuing operations     $  1.27   $ (0.47)  $ (0.29)
   Income (loss) from discontinued operations        --     (0.01)    (0.05)
                                                -------   -------   -------
   Net income (loss)                            $  1.27   $ (0.48)  $ (0.34)
                                                =======   =======   =======
Diluted
   Income (loss) from continuing operations     $  1.23   $ (0.47)  $ (0.29)
   Income (loss) from discontinued operations        --     (0.01)    (0.05)
                                                -------   -------   -------
   Net income (loss)                            $  1.23   $ (0.48)  $ (0.34)
                                                =======   =======   =======

     For the years ended December 31, 2003 and 2002, presentation of the dilutive effect of stock options, warrants and convertible notes, which totaled 1,249,000 and 612,000, respectively, are not included since they are anti-dilutive.

(O)  STOCK-BASED COMPENSATION

     Options are granted to purchase Company, GSE and Five Star, prior to its spin-off, common shares under stock-based incentive plans, which are described more fully in note 14.

     The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issues to Employees, and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

     options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price of the options. SFAS No. 123, Accounting for Stock-Based Compensation, as amended, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each year (dollars in thousands, except per share date):

                                      2004      2003        2002
                                    -------   -------     -------
Net income (loss) - as reported     $22,520   $(8,276)    $(5,228)
Compensation expense, net of tax:
   Company stock options               (608)   (1,251)     (1,495)
   GSE stock options                    (30)     (181)         --
                                    -------   -------     -------
Pro forma net income (loss)         $21,882   $(9,708)    $(6,723)
                                    =======   =======     =======
Net income (loss) per share
   Basic - as reported              $  1.27   $ (0.48)    $ (0.34)
   Basic - pro forma                $  1.24   $ (0.57)    $ (0.44)
   Diluted - as reported            $  1.23   $ (0.48)    $ (0.34)
   Diluted - pro forma              $  1.21   $ (0.57)    $ (0.44)

     At December 31, 2004, 2003 and 2002, the per share weighted average fair value of the Company's stock options granted was $1.47, $2.95 and $2.78, respectively, on the date of grant using the modified Black-Scholes option-pricing model with the following weighted average assumptions:

                                   2004        2003         2002
                                ----------  ----------   ----------
Expected dividend yield                 0%          0%           0%
Risk-free interest rate              1.70%       2.00%        4.30%
Expected volatility                 32.24%      78.33%       72.84%
Expected life                   2.03 years  4.00 years   6.16 years

     Options were granted by GSE and Five Star during 2004 and 2003, subsequent to their consolidation.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

(P)  USE OF ESTIMATES

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

(Q)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of financial instruments including cash and cash equivalents, marketable securities, accounts receivable, accounts payable and short-term borrowings approximate estimated market values because of short-maturities and interest rates that approximate current rates. The carrying values of investments approximate fair values based upon quoted market prices. The investments for which there is no quoted market price are not significant. The estimated fair value for the Company's debt is equal to the carrying amount. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(R)  RECLASSIFICATIONS

     Certain amounts in 2003 and 2002 have been reclassified to conform to the presentation in 2004.

(S)  OFF BALANCE SHEET RISK AND FOREIGN EXCHANGE CONTRACTS

     GSE utilizes various derivative financial instruments to manage market risks associated with the fluctuations in foreign currency exchange rates. It is GSE's policy to use derivative financial instruments to protect against market risk arising in the normal course of business. The criteria GSE uses for designating an instrument as a hedge includes the instrument's effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. GSE monitors its foreign currency exposures to maximize the overall effectiveness of its foreign currency hedge positions. Principal currencies hedged include the Euro and the Japanese Yen. GSE's objectives for holding derivatives are to minimize the risks using the most effective methods to reduce the impact of these exposures. GSE minimizes credit exposure by limiting counterparties to nationally recognized financial institutions.

     All derivatives, whether designated as hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in operations. If the derivative is designated as a cash flow

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

     hedge, the change in the fair value of the derivative and of the hedged item are recognized as an element of other comprehensive income.

     As of December 31, 2004, GSE had contracts for the sale of approximately $4.6 million Japanese Yen at fixed rates. The contracts expire on various dates through May, 2007. The contracts do not qualify for hedge treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Accordingly, GSE has recorded the estimated fair value of the contracts of approximately $200,000 as of December 31, 2004 as other assets in the consolidated balance sheet and other income in the consolidated statement of operations.

(T)  RECENT ACCOUNTING PRONOUNCEMENTS

     During December 2004, the FASB issued SFAS No.123R, Share-Based Payments. Among other items, the standard will require the expensing, in the financial statements, of stock options issued by the Company. The new standard will be effective July 1, 2005, for calendar year-end companies. GP Strategies is currently evaluating the adoption of SFAS No. 123R, including the valuation methods and assumptions that underlie the valuation of the awards. The Company expects that the adoption of SFAS No. 123R will have an negative impact on the Company's consolidated financial statements.

(3)  DISCONTINUED OPERATIONS AND SPIN-OFF OF NPDC

     Under SFAS No. 144, discontinued businesses are removed from the results of continuing operations and are classified as discontinued operations in the consolidated statements of operations until the effective date of the spin-off. The following table sets forth the components of income (loss) from discontinued operations for the eleven months ended November 24, 2004 and the years ended December 31, 2004, 2003, and 2002 (in thousands):

                                                    2004       2003     2002
                                                  --------   -------   ------
Revenue                                           $104,067   $28,644   $9,996
Operating income (loss)                              1,594      (189)     286
Interest expense                                    (1,108)     (502)    (303)
Income tax (expense) benefit                          (333)       99      524
Income (loss) from discontinued operations, net
   of income taxes                                      75      (165)    (724)

     The results of the discontinued operations for 2004 include the results of Five Star, which were consolidated with the Company effective October 8, 2003, when the Company increased its ownership interest to 54%. Previously, the Company accounted for its investment in Five Star under the equity method (see note 6).

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

     In accordance with SFAS No. 144, only those overhead costs that are solely attributable to the discontinued business segments have been allocated to discontinued operations. As a result, 2004, 2003 and 2002 include overhead expenses that were incurred for the benefit of the Company's continuing and discontinued operations, which are included in continuing operations. Consolidated interest expense in periods prior to the spin-off has been allocated to discontinued operations using a basis of net assets of each of the continuing and discontinued business segments as of November 24, 2004.

     The assets and liabilities distributed to NPDC in connection with the spin-off included those specific to MXL, Five Star and certain other non-core assets. The following table summarizes the net assets and liabilities distributed to NPDC on November 24, 2004 (in thousands):

Assets:
   Cash and cash equivalents                    $ 2,453
   Due from GP Strategies (arbitration award)     5,000
   Accounts and other receivables                14,002
   Inventories                                   25,691
   Prepaid expenses and other current assets        391
   Investments and marketable securities          1,593
   Property, plant and equipment, net             5,553
   Deferred tax assets, net                       4,045
   Goodwill and other assets                      2,818
                                                -------
      Total assets                               61,546
                                                -------

Liabilities:
   Accounts payable and accrued expenses         12,672
   Short-term borrowings                         18,330
   Long-term debt                                 2,961
   Minority interest and other liabilities        1,616
                                                -------
      Total liabilities                          35,579
                                                -------
      Net assets distributed to NPDC            $25,967
                                                =======

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

(4)  GOODWILL AND INTANGIBLE ASSETS

     Changes in goodwill for the years ended December 31, 2004 and 2003 were as follows (in thousands):

                                     2004      2003
                                   -------   -------
Beginning of year balance          $62,395   $57,491
GSE acquisition                         --     4,755
Foreign currency translation           187       149
Distribution of goodwill to NPDC      (202)       --
                                   -------   -------
End of year balance                $62,380   $62,395
                                   =======   =======

     Intangible assets, which consist primarily of patents, licenses and contract rights, with finite lives are being amortized to expense over their estimated useful lives. As of December 31, 2004, the Company's intangible assets with finite lives had a weighted average useful life of six years. As of December 31, 2004, the Company had no intangible assets with indefinite useful lives. Amortization expense for intangible assets for 2004, 2003 and 2002 was $257,000, $147,000 and $103,000, respectively.
     Amortization expense for intangible assets is estimated to be $376,000 in 2005, $156,000 in 2006, $128,000 in 2007 and $75,000 in 2008 and 2009.

(5)  MARKETABLE SECURITIES

     At December 31, 2003, the fair value of marketable securities were comprised of the following (in thousands):

                              2003
                             ------
Millennium Cell Inc.         $3,570
Hemispherx Biopharma, Inc.      361
                             ------
                             $3,931
                             ======

     Marketable securities were included in the net assets distributed to NPDC (see note 3).

     MILLENNIUM CELL INC.

     Millennium is a publicly traded emerging technology company engaged in the business of developing innovative fuel systems for the safe storage, transportation and generation of hydrogen for use as an energy source. As of December 31, 2003, the Company owned 1,532,000 shares of Millennium.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

          In 2003 and 2002, the Company sold approximately 678,000 shares and 1,286,000 shares for $1,376,000 and $3,833,000, respectively, and recognized net gains of $559,000 and $2,267,000, respectively.

          On February 11, 2000, the Company granted options to certain of its employees pursuant to the GP Strategies Millennium Option Plan to purchase an aggregate of approximately 547,000 of its shares of Millennium common stock, of which there are currently approximately 337,000 options outstanding. These options vested over either a one-year or two-year period and expire on June 30, 2005, as amended. The options in the Millennium Option Plan were fully vested as of December 31, 2002. The Company may receive approximately $500,000 (of which approximately $191,000 was received to date) upon exercise of all options pursuant to the Millennium Option Plan. The Company's liabilities to employees of $431,000 and $650,000 at December 31, 2004 and 2003 are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets. As of December 31, 2004 and 2003, the Company held approximately 337,000 shares of Millennium with a fair value of $431,000 and $650,000, respectively, in the GP Strategies Millennium Option Plan, classified as other assets on the consolidated balance sheets.

          The Company recorded a non-cash compensation credit of $219,000, $150,000 and $1,211,000 for the years ended December 31, 2004, 2003 and 2002, respectively, which is included in selling, general and administrative expenses in the accompanying consolidated statement of operations.

          As of December 31, 2003, the gross unrealized holding gains of $1,613,000 (net of income tax expense of $984,000) for available-for-sale securities was included as in accumulated other comprehensive income (loss).

          HEMISPHERX BIOPHARMA INC.

          In March 2003, the Company and ISI entered into an agreement whereby the Company agreed to receive shares of common stock of Hemispherx Biopharma Inc. (HEB) with a market value of $425,000 (the Guaranteed Shares) in full settlement of all of ISI's debt obligations. The Company received 268,000 shares of HEB from ISI and subsequently made a capital contribution of the shares to MXL. MXL sold 108,000 of the shares in 2003 for $249,000, and recognized a net gain of $142,000 on the sale of these shares, which is included in income (loss) from discontinued operations, net of income taxes. As of December 31, 2003 the Company held 160,000 shares of HEB, which were classified as trading securities, had a fair value of approximately $361,000 and were sold in the first quarter of 2004. The Company recognized a net gain of $44,000 on the sale of these shares, which is included in discontinued operations.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

(6)  ACQUISITIONS

     (A)  GSE SYSTEMS INC.

          On October 23 2003, the Company purchased from ManTech International (ManTech) 3,426,699 shares of common stock of GSE and a GSE subordinated note in the outstanding principal amount of $650,000, which the Company immediately converted into 418,653 shares of common stock of GSE. This transaction (the GSE Acquisition) increased the Company's ownership of the common stock of GSE from approximately 22% to approximately 58%. Simultaneously with the closing of the GSE Acquisition, three directors nominated by the Company were added to the GSE Board of Directors. GSE was previously an investment of the Company accounted for under the equity method. Subsequent to the GSE Acquisition, GSE is consolidated into the Company's consolidated financial statements. The GSE Acquisition was carried out in order to allow the Company to work together with GSE to expand GSE's simulation technology to the power, military and homeland defense markets that are currently served by General Physics.

          The consideration paid to ManTech by the Company consisted of a five-year 5% note for $5,250,955 (the ManTech Note) due in full in October 2008. Each year during the term of the ManTech Note, ManTech has the option to convert up to 20% of the original principal amount of the note into common stock of the Company at the then market price of Company's common stock, but only in the event that Company's common stock is trading at $10 per share or more. In the event that less than 20% of the principal amount of the note is not converted in any year, such amount not converted will be eligible for conversion in each subsequent year until converted or until the note is repaid in cash.

          As part of the GSE Acquisition, the Company and ManTech entered into a five-year Teaming Agreement pursuant to which ManTech and the Company will work together to give the Company the opportunity to provide training services to ManTech's customers.

          On January 1, 2004, GSE entered into a Management Services Agreement with the Company in which the Company agreed to provide corporate support services to GSE, including accounting, finance, human resources, legal, network support and tax. In addition, GSE will use General Physics' financial system. GSE will pay an annual fee to General Physics of $685,000. The term of the agreement is one year, subject to earlier termination only upon the mutual consent of the parties to the agreement. The Management Services Agreement, which can be renewed for successive one-year terms, was renewed for fiscal 2005.

          The acquisition was accounted for as a purchase transaction in accordance with SFAS No. 141, Business Combinations, and accordingly, the net assets acquired were recorded at their fair value at the date of the acquisition. The excess of the purchase price over the

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

          estimated fair values of the net assets acquired was recorded as goodwill. Goodwill associated with the GSE acquisition will be deductible for tax purposes.

          The components of the net assets acquired were as follows (in thousands):

Cash                                           $ 2,847
Accounts receivable and unbilled receivables     6,587
Intangible assets, including goodwill            2,684
Property, plant and equipment and
   other assets                                  2,444
                                               -------
      Total assets                              14,562
                                               -------
Accounts payable, accrued expenses and
   other liabilities                             5,303
Billings in excess of revenue earned             3,528
                                               -------
      Total liabilities assumed                  8,831
                                               -------
      GSE net assets as of
         October 23, 2003                      $ 5,731
                                               =======

     (B)  FIVE STAR PRODUCTS, INC.

          The net assets of Five Star were included in the net assets distributed to NPDC (see note 3).

          Prior to October 8, 2003, Five Star was a 47.3% investment of the Company accounted for under the equity method and was indebted to the Company for an unsecured 8% note (the Five Star Note) due June 30, 2005, as amended, which amounted to $4,500,000 as of December 31, 2002. On June 20, 2003, the Company entered into an Agreement of Subordination and Assignments (the Subordination Agreement) with Five Star that amended the amount of annual repayment of principal on the Five Star Note. Pursuant to the provisions of the Subordination Agreement, in 2003 the Company received partial repayments from Five Star in the amount of $1,200,000. On October 8, 2003, the Company converted an additional $500,000 of the principal amount of the Five Star Note into 2,000,000 shares of Five Star common stock (the Five Star Acquisition) increasing the Company's investment in Five Star to 54%.

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

          The components of the net assets acquired were as follows (in thousands):

Accounts receivable                     $13,267
Inventories                              20,222
Property, plant and equipment and
   other assets                           1,529
                                        -------
      Total assets                       35,018
                                        -------
Short-term borrowings                    17,616
Accounts payable and accrued expenses    10,063
Debt to GP Strategies                     3,000
                                        -------
      Total liabilities assumed          30,679
                                        -------
      Five Star net assets as of
         October 8, 2003                $ 4,339
                                        =======

          On February 6, 2004, Five Star announced that it would repurchase up to 5,000,000 shares, or approximately 30% of its common stock through a tender offer. The tender offer increased the Company's ownership in Five Star to approximately 64% as of November 24, 2004, prior to distribution.

(7)  PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment consist of the following (in thousands):

                                                DECEMBER 31
                                            ------------------
                                              2004       2003
                                            --------   -------
Land                                        $     --       915
Buildings and improvements                        --     3,561
Machinery and equipment                        8,031    14,534
Furniture and fixtures                         3,843     8,583
Leasehold improvements                         1,204     2,072
                                            --------   -------
                                              13,078    29,665
Accumulated depreciation and amortization    (10,405)  (20,671)
                                            --------   -------
                                            $  2,673     8,994
                                            ========   =======

          The Company distributed $5,553,000 in net property, plant and equipment to NPDC (see note 3). Depreciation expense included in continuing operations in 2004, 2003, and 2002 was $1,659,000, $1,625,000 and $1,631,000, respectively.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

(8)  SHORT-TERM BORROWINGS

     (A)  GENERAL PHYSICS

          On August 13, 2003, General Physics, General Physics' subsidiary, SkillRight, Inc., and MXL entered into a two-year $25 million Financing and Security Agreement (the Credit Agreement) with a new bank, the proceeds of which were used to repay the Company's previous credit facility. The Company wrote off $860,000 of deferred financing costs due to the early termination of its previous credit facility. This expense is included in interest expense for year ended December 31, 2003. The Credit Agreement is secured by certain assets of General Physics and, until March 31, 2004, certain of the accounts receivable of MXL. The Credit Agreement also provides for an unsecured guaranty from the Company. On March 31, 2004, the Credit Agreement was also amended to include GSE.

          The interest rate on the Credit Agreement is at LIBOR market index rate plus 3.00%, (which as of December 31, 2004 was approximately 5.4%). Based upon the financial performance of General Physics, the interest rate can be reduced. The Credit Agreement contains covenants with respect to General Physics' minimum tangible net worth, leverage ratio, interest coverage ratio and its ability to make capital expenditures. The Credit Agreement also contains certain restrictive covenants including a prohibition on future acquisitions, incurrence of debt and the payment of dividends. General Physics is currently restricted from paying dividends or management fees to the Company in excess of $1,000,000 in any fiscal year. On July 30, 2004, General Physics received a waiver and paid the Company an additional $1,000,000. General Physics was in compliance with all loan covenants under the Credit Agreement as of December 31, 2004. On March 9, 2005, General Physics received a waiver to loan GSE a maximum of $1.0 million to satisfy any GSE short-term capital requirements over the next 15 months.

          As of December 31, 2004, the amount outstanding under the Credit Agreement was approximately $6,068,000 and approximately $14,087,000 was available to be borrowed under the Credit Agreement. The Company repaid in full the $6,068,000 outstanding under the Credit Agreement as of December 31, 2004 in the first quarter of 2005, using the proceeds received from arbitration (see note 17). Borrowings outstanding on December 31, 2003 were $9.5 million.

     (B)  GSE

          On March 30, 2004, GSE was added as an additional borrower under the General Physics Credit Agreement. Under the terms of the Credit Agreement, as amended, $1,500,000 of General Physics' Credit Agreement has been allocated for use by GSE, as well as certain covenants specific to GSE. The Credit Agreement was amended to provide for additional collateral consisting of substantially all of the GSE's assets, as well as certain covenants specific to GSE. It provides for borrowings by GSE up to 80% of eligible accounts receivable and 80% of eligible unbilled receivables, up to a maximum of $1,500,000. The

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

          interest rate is based upon the LIBOR market index rate plus 3%, with interest only payments due monthly (5.4 % as of December 31, 2004). The Company agreed to guarantee GSE's borrowings under the Credit Agreement, as amended, in consideration for a fee pursuant to the Management Services Agreement. There were no borrowings outstanding at December 31, 2004.

     (C)  FIVE STAR

          On June 20, 2003, Five Star obtained a Loan and Security Agreement (the Loan Agreement) with Fleet Capital Corporation. The Loan Agreement has a five-year term, with a maturity date of June 30, 2008. The Loan Agreement provides for a $25,000,000 revolving credit facility, which allows Five Star to borrow based upon a formula of eligible inventory and eligible accounts receivable, as defined therein. The interest rates under the Loan Agreement are LIBOR plus a credit spread for borrowings not to exceed $15,000,000 and the prime rate plus a credit spread for borrowings in excess of the above-mentioned LIBOR-based borrowings. The credit spreads can be reduced in the event that Five Star achieves and maintains certain performance benchmarks. At December 31, 2003, approximately $16,685,000 was outstanding under the Loan Agreement. The Company distributed $18,330,000 in Five Star short-term borrowings to NPDC on November 24, 2004 (see note 3). The Company does not guarantee the Five Star obligation.

(9)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses are comprised of the following (in thousands):

                               DECEMBER 31,
                            -----------------
                              2004      2003
                            -------   -------
Accounts payable            $ 8,936   $22,795
Payroll and related costs     6,629     6,324
Amount payable to NPDC        5,000        --
Other accrued expenses       12,654     8,988
                            -------   -------
                            $33,219   $38,107
                            =======   =======

     The Company distributed $12,672,136 in accounts payable and accrued expenses to NPDC (see note 3).

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

(10) LONG - TERM DEBT

          Long-term debt is comprised of the following (in thousands):

                                                    DECEMBER 31,
                                                  ----------------
                                                    2004     2003
                                                  -------   ------
6% conditional subordinated notes due 2008 (a)    $ 7,500    7,500
ManTech Note (b)                                    5,251    5,251
Mortgage on MXL Pennsylvania facility (c)              --    1,405
Mortgage on MXL Illinois facility (d)                  --    1,185
Other (e)                                             190    1,782
                                                  -------   ------
                                                   12,941   17,123

Less warrant related discount, net of accretion    (1,890)  (2,262)
                                                  -------   ------
                                                   11,051   14,861

Less current maturities                              (100)  (1,112)
                                                  -------   ------
                                                  $10,951   13,749
                                                  =======   ======

          (A) Pursuant to a Note and Warrant Purchase Agreement dated August 8, 2003, the Company issued and sold to four Gabelli Funds $7,500,000 aggregate principal amount of 6% Conditional Subordinated Notes due 2008 (the Gabelli Notes) and 937,500 warrants (GP Warrants), each entitling the holder thereof to purchase (subject to adjustment) one share of the Company's common stock. The aggregate purchase price for the Gabelli Notes and GP Warrants was $7,500,000.

          The Gabelli Notes bear interest at 6% per annum payable semi-annually commencing on December 31, 2003 and mature in August 2008. The Gabelli Notes are secured by a mortgage on the Company's former property located in Pawling, New York which was distributed to NPDC. In addition, at any time that less than $1,875,000 of the principal amount of the Gabelli Notes are outstanding, the Company may defease the obligations secured by the mortgage and obtain a release of the mortgage by depositing with an agent for the noteholders, bonds or government securities with an investment grade rating by a nationally recognized rating agency which, without reinvestment, will provide cash on the maturity date of the Gabelli Notes in an amount not less than the outstanding principal amount of the Gabelli Notes.

          The GP Warrants have an exercise price of $6.14 per share, as amended following the spin-off of NPDC, and are exercisable at any time until August 2008. The exercise price may be paid in cash, by delivery of the Gabelli Notes, or a combination of the two. The GP Warrants contain anti-dilution provisions for stock splits, reorganizations, mergers and

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

          similar transactions. The fair value of the GP Warrants at the date of issuance was $2,389,000, which reduced long-term debt in the accompanying consolidated balance sheets.

          This amount is being accreted as additional interest expense using the effective interest rate over the term of the Gabelli Notes. The Gabelli Notes have a yield to maturity of 15.436% based on the discounted value. Accretion charged as interest expense was approximately $372,000 in 2004 and $127,000 during 2003.

          The GP Warrants were accounted for as a liability of the Company until the shares of the Company's common stock issuable on exercise of the GP Warrants were registered, which occurred on December 8, 2003, at which time the liability was reclassified to additional paid-in-capital at its then fair market value of $953,000. The changes in the fair market value of the GP Warrants were marked-to-market through December 8, 2003 with the adjustment shown as other income in the consolidated statement of operations. The Company recognized a gain in operations of $1,436,000 in valuation adjustment of the liability relating to the GP Warrants using the Black-Scholes model.

          In connection with the Distribution, the Company contributed the Pawling property, subject to the mortgage, to MXL. MXL assumed the mortgage, but without liability for repayment of the Gabelli Notes or any other obligations of the Company under the Note and Warrant Purchase Agreement (other than foreclosure on such property). If there is a foreclosure on the mortgage for payment of the Gabelli Notes, the Company has agreed to indemnify MXL for loss of the value of the property.

          (B) On October 23, 2003 in connection with the GSE Acquisition the Company issued a five-year 5% note due in full on October 21, 2008 in the principal amount of $5,250,955 to ManTech International. Interest is payable quarterly. Each year during the term of the note, the holder of the note has the option to convert up to 20% of the original principal amount of the note into common stock of the Company at the then market price of the Company's common stock, but only in the event that the Company's common stock is trading at $10 per share or more. In the event that less than 20% of the principal amount of the note is not converted in any year, such amount not converted will be eligible for conversion in each subsequent year until converted or until the note is repaid in cash.

          (C) MXL had a loan in the amount of $1,680,000, secured by a mortgage covering the real estate and fixtures on its property in Pennsylvania. The loan requires monthly repayments of $8,333 plus interest at 2.5% above the one-month LIBOR rate and was to mature on March 8, 2011. The amount outstanding on November 24, 2004 was included in the net assets distributed to NPDC. The MXL loan is guaranteed by the Company.

          (D) MXL had a loan in the amount of $1,250,000, secured by a mortgage covering the real estate and fixtures on its property in Illinois. The loan requires monthly payments of principal and interest in the amount of $11,046 with interest at a fixed rate of 8.75% per

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

          annum and was to mature on June 26, 2006. The amount outstanding on November 24, 2004 was included in the net assets distributed to NPDC. The MXL loan is guaranteed by the Company.

          (E) Other debt as of December 31, 2004, represents capital lease obligations for equipment. Other debt outstanding as of November 24, 2004 was included in the net assets distributed to NPDC.

          Aggregate annual maturities of long-term debt at December 31, 2004 are as follows (in thousands):

          2005         $   100
          2006              68
          2007              22
          2008          12,751
          Thereafter        --
                       =======

(11) EMPLOYEE BENEFIT PLANS

          (A) GP STRATEGIES EMPLOYEE BENEFIT PLAN

          The Company and its employees maintain a Retirement Savings Plan (the
          Plan) for employees who have completed at least one month of service. The Plan permits pre-tax contributions to the Plan by participants pursuant to Section 401(K) of the Internal Revenue Code (IRC). The Company matches participants' contributions up to a specific percentage of the first 7% of base compensation contributed for employees who have completed one year of service and may make additional matching contributions at its discretion. In 2004, 2003 and 2002, the Company did not make any discretionary matching contributions. The Company matches participants' contributions in shares of its Common Stock up to 57% of monthly employee salary deferral contributions. In 2004, 2003 and 2002, the Company contributed 135,921, 188,317 and 270,000 shares of the Company's common stock directly to the Plan with a value of approximately $971,000, $1,053,000 and $1,058,000, respectively.

          (B) GSE EMPLOYEE BENEFIT PLAN

          GSE has a qualified defined contribution plan that covers substantially all its U.S. employees under Section 401(K) of the IRC. Under this plan, GSE stipulated basic contribution matches a portion of the participants' contributions based upon a defined schedule. GSE's contributions to the plan were approximately $110,000 in 2004 and $12,000 from October 23, 2003 to December 31, 2003.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

(12) INCOME TAXES

          Income tax (expense) benefit for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands):

                                              YEARS ENDED DECEMBER 31,
                                              ------------------------
                                                 2004     2003   2002
                                                ------   -----   ----
          Income tax (expense) benefit from     $8,009   $(985)  $295
             continuing operations
          Income tax (expense) benefit from
             discontinued operations            $  466      99    524
                                                ------   -----   ----
                                                 8,475   $(886)  $819
                                                ======   =====   ====

          The components of income tax (expense) benefit from continuing operations are as follows (in thousands):

                                              YEARS ENDED DECEMBER 31,
                                             -------------------------
                                               2004      2003     2002
                                             -------   -------   -----
          Current:
             Federal                         $  (482)  $   (39)  $  --
             State and local                    (323)     (498)   (233)
             Foreign                            (268)     (693)   (361)
                                             -------   -------   -----
                Total current                 (1,073)   (1,230)   (594)
                                             -------   -------   -----
          Deferred:
             Federal                           7,768        --     805
             State and local                   1,412        --      74
             Foreign                             (98)      245      --
                                             -------   -------   -----
                Total deferred                 9,082       245     879
                                             -------   -------   -----
                Total income tax (expense)
                   benefit                   $ 8,009   $  (985)  $ 285
                                             =======   =======   =====

          The deferred (expense) benefit excludes activity in the net deferred tax assets relating to tax on appreciation (depreciation) in available-for-sale securities, which is recorded directly to stockholders' equity. Income (loss) before income tax (expense) benefit generated from foreign entities was approximately $404,000, ($594,000), and $150,000 respectively, in 2004, 2003 and 2002.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

          The difference between the (expense) benefit for income taxes computed at the statutory rate and the reported amount of tax (expense) benefit is as follows:

                                                          DECEMBER 31,
                                                    -----------------------
                                                     2004     2003     2002
                                                    -----    -----    -----
Federal income tax rate                             (35.0)%   35.0%    35.0%
Foreign, state and local taxes net of
   Federal benefit                                   (5.2)    (6.6)    (7.8)
Taxes of subsidiaries that are not
   consolidated for tax purposes                       --     (1.9)      --
Items not deductible - primarily meals and
   entertainment                                     (1.7)    (6.4)    (3.7)
Valuation allowance adjustment                       84.6    (29.0)
Change in effective rate, pirmarily net operating
   loss carry forwards                               16.5       --       --
Net losses from foreign operations for
   which no tax benefit has been provided            (0.6)    (0.8)    (2.1)
Tax effect recorded in stockholders' equity
   for sale of available-for sale-securities         (0.7)    (4.5)   (11.5)
Other                                                (2.4)     0.5     (3.8)
                                                    -----    -----    -----
Effective tax rate expense (benefit)                 55.5%   (13.7)%    6.1%
                                                    =====    =====    =====

          As of December 31, 2004, the Company has approximately $19,332,000 of Federal net operating loss carryforwards. These carryforwards expire during 2022 and 2023. The Company has approximately $1,455,000 of available credit carryovers which may be carried over indefinitely. In addition, GSE, which is not consolidated with the Company for tax reporting, has approximately $16,119,000 of Federal net operating loss carry forwards that expire from 2012 through 2023.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

          The tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities that are included in the net deferred tax assets (liabilities) are summarized as follows (in thousands):

                                                                    DECEMBER 31,
                                                                 -----------------
                                                                   2004      2003
                                                                 -------   -------
Deferred tax assets:
   Allowance for doubtful accounts                               $   342       405
   Accrued liabilities                                             1,574     2,166
   Net Federal, State and Foreign operating loss carryforwards    16,383    22,751
   Tax credit carryforwards                                        1,455       972
   Tax benefits of subsidiaries not consolidated for tax
      purposes                                                        50       227
   Investment in partially owned companies                         1,602       128
                                                                 -------   -------
         Deferred tax assets                                      21,406    26,649
Deferred tax liabilities:
   Property and equipment, principally due to
      difference in depreciation and amortization                  2,888     2,375
                                                                 -------   -------
         Net deferred tax assets                                  18,518    24,274
Less valuation allowance                                            (389)  (12,586)
                                                                 -------   -------
         Net deferred tax assets                                 $18,129    11,688
                                                                 =======   =======

          In the fourth quarter of 2004, the spin-off was completed, the arbitration settlement was recognized and projected taxable income was revised in light of the Company's structure subsequent to the spin-off. Accordingly, the Company reduced its valuation allowance by $12,197,000 attributable primarily to the ability to realize the overall deferred tax assets, primarily net operating losses. In 2003, the valuation allowance increased by $2,125,000 attributable primarily to domestic net operating losses for the year ended December 31, 2003 for which no tax benefit was provided. Net deferred tax assets of $3,589,000 were included in the net assets distributed to NPDC (see note 5).

          In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these factors, management believes it is more likely than not that the Company will realize the benefits of deferred tax assets, net of the valuation allowance.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

(13) COMPREHENSIVE INCOME (LOSS)

          The following are the components of comprehensive income (loss) (in thousands):

                                                   YEARS ENDED DECEMBER 31,
                                                 ----------------------------
                                                   2004      2003      2002
                                                 -------   -------   --------
Net income (loss)                                $22,520   $(8,276)  $ (5,228)
Other comprehensive (loss) income,
   before income tax benefit
      Net unrealized loss on available-for-
         sale securities                          (1,703)   (1,067)   (12,130)
      Fair value change on interest rate
         swap                                        (82)       82         --
      Foreign currency translation adjustments       237       139       (492)
                                                 -------   -------   --------
         Comprehensive loss before
            income tax benefit                    (1,548)     (846)   (12,622)
   Income tax benefit                                687       410      4,718
                                                 -------   -------   --------
         Comprehensive income (loss)             $21,659   $(8,712)  $(13,132)
                                                 =======   =======   ========

          The components of accumulated other comprehensive income are as follows (in thousands):

                                              DECEMBER 31,
                                            ---------------
                                             2004     2003
                                            -----   -------
Net unrealized gain on available-for-sale
   securities                               $  20   $ 1,613
Net unrealized gain on interest rate swap      --        82
Foreign currency translation adjustment      (773)   (1,010)
                                            -----   -------
      Accumulated other
         comprehensive income
         before tax                          (753)      685
Accumulated income tax expense related
   to items of other comprehensive loss        (8)     (661)
                                            -----   -------
      Accumulated other
         comprehensive income,
         net of tax                         $(761)  $    24
                                            =====   =======

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

(14) COMMON STOCK, STOCK OPTIONS AND WARRANTS

     (A) On October 29, 2003 the Company's shareholders approved the GP Strategies Corporation 2003 Incentive Stock Plan (the 2003 Plan). The 2003 Plan permits awards of incentive stock options, nonqualified stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of the Company's Common Stock or Class B Common Stock. The aggregate number of shares of Common Stock or Class B Common Stock available for issuance under the 2003 Plan is 2,000,000, of which not more than 500,000 shares may be shares of Class B Common Stock. As of December 31, 2004 approximately 1,366,000 shares of the Company's Common Stock were available for grant under the Plan and 2,000,000 shares of the Company's Common Stock were available for grant under the 2003 Plan.

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

          Changes in options and warrants outstanding during 2004, 2003 and 2002, and options and warrants exercisable and shares reserved for issuance at December 31, 2004, 2003 and 2002 are as follows:

                                                      NUMBER OF       WEIGHTED
                                     PRICE RANGE     OPTIONS AND       AVERAGE
OPTIONS AND WARRANTS OUTSTANDING      PER SHARE        WARRANTS    EXERCISE PRICE
--------------------------------   ---------------   -----------   --------------
December 31, 2001                  $3.00 - $15.375    2,790,665         $7.37

Granted                            $3.60 - $4.75        845,800          4.13
Exercised                          $3.60 - $4.61         (1,233)         4.08
Terminated                         $3.60 - $14.625     (722,235)         7.87
                                                      ---------
December 31, 2002                  $3.00 - $15.375    2,912,997          6.57

Granted                            $4.90 - $8.00      1,222,250          7.32
Exercised                          $3.00 - $5.1875     (248,983)         3.94
Terminated                         $3.60 - $14.625      (96,367)         6.16
                                                      ---------
December 31, 2003                  $3.00 - $15.375    3,789,897          7.00
                                                      ---------
Granted                            $6.86 - $7.66        126,000          7.13
Exercised                          $2.82 - $7.13       (199,959)         4.33
Terminated                         $3.01 - $15.375     (979,423)         8.98
Spin-off adjustment                                     322,814
                                                      ---------
December 31, 2004                  $2.81 - $12.85     3,059,329          5.01
                                                      =========

          Shares reserved for issuance as of December 31, 2004 were 4,425,628. In connection with the spin-off, options to purchase shares of Company common stock were adjusted such that each option held the same ratio of the exercise price per option to the market value per share, the same aggregate difference between market value and exercise price, and the same vesting provisions, option periods and other terms and conditions applicable prior to the spin-off.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

          Weighted average characteristics of outstanding and exercisable stock options and warrants by exercise price range as of December 31, 2004 were as follows:

                   OUTSTANDING OPTIONS AND WARRANTS      EXERCISABLE OPTIONS
                  ----------------------------------   ----------------------
                                 WEIGHTED   WEIGHTED                 WEIGHTED
                   NUMBER OF     AVERAGE     AVERAGE    NUMBER OF     AVERAGE
   RANGE OF       OPTIONS AND     YEARS     EXERCISE   OPTIONS AND   EXERCISE
EXERCISE PRICES    WARRANTS     REMAINING     PRICE      WARRANTS      PRICE
---------------   -----------   ---------   --------   -----------   --------
$2.82 - $3.97      1,160,176       3.90      $ 3.38     1,023,231     $ 3.35
$4.09 - $5.54        332,160       3.97        4.36       309,245       4.27
$5.96 - $6.48      1,517,993       3.16        6.22     1,376,920       6.22
$6.86 - $12.84        49,000       3.22       10.52        37,769      10.39
                   ---------       ----      ------     ---------     ------
                   3,059,329       3.53      $ 5.01     2,747,165     $ 4.99
                   =========       ====      ======     =========     ======

          The Company had no outstanding Class B Common Stock options during fiscal years 2004, 2003 and 2002.

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

          The Company reserved 950,000 shares of its Common Stock for issuance upon conversion of Class B Common Stock at December 31, 2000. The Company reserved an additional 300,000 shares for a private placement transaction (see note 14(c)) bringing the total to 1,250,000 shares reserved for issuance upon conversion of Class B Common Stock at December 31, 2004, 2003 and 2002.

     (B) Pursuant to an agreement dated as of October 19, 2001 (the Stock Purchase Agreement), the Company sold to Bedford Oak Partners, LP (the Bedford Oak) in a private placement transaction, 300,000 shares of Class B Common Stock (the Bedford Class B Shares) for $900,000. Upon the disposition of any of the Bedford Class B Shares (other than to an affiliate of Bedford Oak who agrees to be bound by the provisions of the Stock Purchase Agreement) or at the request of the Board of Directors of the Company, Bedford Oak is required to exercise the right to convert all of the Bedford Class B Shares then owned by Bedford Oak into an equal number of shares of common stock of the Company (the Bedford Underlying Shares). The Company was required to file a registration statement to register

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

          the resale of the Bedford Underlying Shares by Bedford Oak, which registration statement was declared effective as of August 13, 2002.

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

          Pursuant to an agreement dated May 3, 2002, the Company agreed to sell to Bedford Oak in a private placement transaction 1,200,000 shares of Common Stock (the Bedford Common Shares) of the Company for an aggregate purchase price of $4,200,000. Harvey Eisen, the managing member of Bedford Oak Advisors, LLC, the investment manager of Bedford Oak, was elected a director of the Company in July 2002.

          Pursuant to an agreement dated May 3, 2002, the Company sold 100,000 shares of Common Stock for $350,000 to Marshall Geller (the Geller Shares), a director of the Company, in a private placement transaction.

          Pursuant to an agreement dated May 3, 2002 (the EGI Agreement), the Company sold to Equity Group Investments, L.L.C. (EGI) in a private placement transaction 1,000,000 shares of Common Stock (the EGI Common Shares) for $3,500,000 and 300,000 shares of Class B Common Stock (the EGI Class B Shares) for $1,260,000. Mark Radzik, a designee of EGI, was elected a director of the Company in July 2002. Mark Radzik was replaced by Matthew Zell as the designee for EGI in February 2005.

          Upon the disposition of any of the EGI Class B Shares (other than to an affiliate of EGI or to a transferee approved by the Board who in each case agrees to be bound by the provisions of the EGI Agreement), EGI was required to convert all of the EGI Class B Shares into an equal number of shares of Common Stock (the EGI Underlying Shares).

          On August 13, 2002, a registration statement covering the resale of the Bedford Underlying Shares, the Bedford Common Shares, the EGI Common Shares, the EGI Underlying Shares and the Geller Shares was declared effective by the SEC.

     (C) In June 2001, the Company entered into an agreement with a financial consulting firm to provide certain services for which the Company, in addition to cash payments, agreed to issue warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $4.60 per share. Pursuant to the spin-off of NPDC the exercise price of the warrants was adjusted to $3.21 per share. These warrants expire in June 2011.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

     (D) On August 8, 2003, the Company issued and sold to four Gabelli funds 937,500 GP Warrants, each entitling the holder thereof to purchase (subject to adjustment) one share of the Company's common stock (see note 10 (a)). The GP Warrants previously had an exercise price of $8.00 per share and are exercisable at any time until August 2008. Pursuant to the spin-off of NPDC the exercise price of the warrants was adjusted to $6.14 per share.

     (E)  GSE LONG-TERM INCENTIVE PLAN

          During 1995, GSE established the 1995 Long-Term Incentive Stock Option Plan (the GSE Plan), which includes all officers, key employees and non-employee members of GSE's Board of Directors. All options to purchase shares of GSE's common stock under the GSE Plan expire seven years from the date of grant and generally become exercisable in three installments with 40% vesting on the first anniversary of the grant date and 30% vesting on each of the second and third anniversaries of the grant date, subject to acceleration under certain circumstances. At December 31, 2004, GSE had 686,844 shares of common stock reserved for future grants under the GSE Plan.

          Stock option and warrant activity for GSE is as follows:

                                                    NUMBER OF       WEIGHTED
          OPTIONS AND WARRANTS     PRICE RANGE     OPTIONS AND      AVERAGE
               OUTSTANDING          PER SHARE        WARRANTS    EXERCISE PRICE
          --------------------   ---------------   -----------   --------------
          October 23, 2003       $1.00 - $14.750    1,931,376         $3.93
          Terminated             $2.00 - $2.800       (27,400)         2.31
          December 31, 2003      $1.00 - $14.750    1,903,976          3.95
          Terminated             $1.48 - $2.950       (37,200)         3.79
                                                    ---------
          December 31, 2004      $1.00 - $14.750    1,866,776          3.96
                                                    =========

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

          The following table summarizes information relating to currently outstanding and exercisable options and warrants at December 31, 2004:

                                  WEIGHTED   WEIGHTED
                                  AVERAGE     AVERAGE
    RANGE OF          NUMBER        YEARS    EXERCISE
 EXERCISE PRICES   OUTSTANDING   REMAINING     PRICE
----------------   -----------   ---------   --------
$0.00  - $1.47        175,000       2.5       $ 1.19
$1.48  - $2.95        528,350       3.0         2.15
$2.96  - $4.43        789,485       1.6         3.67
$4.44  - $5.90        200,000       2.1         4.75
$5.91  - $7.38         10,000       2.3         6.38
$7.39  - $8.85         20,000       2.2         7.50
$8.86  - $11.80        17,700       1.6        11.25
$11.81 - $14.75       126,241       0.7        14.11
                    ---------       ---       ------
   Total            1,866,776       2.1       $ 3.96
                    =========       ===       ======

     All options and warrants are currently exercisable.

(15) BUSINESS SEGMENTS

          Prior to November 24, 2004 the Company had five operating business segments: Manufacturing & Process, Information Technology, Simulation, Optical Plastics and Home Improvement Distribution. On November 24, 2004, the Company completed the spin-off of NPDC, which comprised the Optical Plastics (MXL) and Home Improvement Distribution (Five Star) segments and certain other non-core assets. The Company continues to own and operate its wholly owned subsidiary, General Physics, comprised of its former Manufacturing & Process and Information Technology segments and its majority-owned subsidiary, GSE, formerly called the Simulation segment. The Company reorganized its Manufacturing & Process and Information Technology segments into the General Physics segment because it monitors and operates the General Physics subsidiary as a single business.

          General Physics, provides technology based training, engineering, consulting and technical services to leading companies in the automotive, steel, power, oil and gas, chemical, energy, pharmaceutical and food and beverage industries and to the government sector, as well as IT training programs and solutions, including Enterprise Solutions and comprehensive career training and transition programs.

          GSE provides real-time simulation, homeland security and engineering services for the energy, process and military industries.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

          The management of the Company does not allocate the following items by segment: investment and other income; interest expense; selling, general and administrative expenses; depreciation and amortization expense; income tax expense; significant non-cash items and long-lived assets. Inter-segment sales are eliminated in consolidation and are not significant.

          The following table sets forth the revenue and operating results attributable to each line of business and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income (loss) before income taxes (in thousands):

                                           YEARS ENDED DECEMBER 31,
                                        ------------------------------
                                          2004       2003       2002
                                        --------   --------   --------
Revenue:
   General Physics                      $165,066   $133,975   $142,237
   GSE                                    28,907      6,059         --
                                        --------   --------   --------
                                        $193,973   $140,034   $142,237
                                        ========   ========   ========
Operating profit:
   General Physics                      $  8,881   $  4,233   $  1,599
   GSE                                      (174)       366         --
   Corporate and other                    (6,479)   (10,439)    (5,462)
                                        --------   --------   --------
                                           2,228     (5,840)    (3,863)
Interest expense                          (2,113)    (3,123)    (2,467)
Other income (expense), gain on
   arbitration award, net, gains
   on sales of marketable securities,
   net and valuation adjustment of
   liability for warrants                 14,309      1,777      1,531
                                        --------   --------   --------
      Income (loss) from continuing
         operations before income
         taxes and minority
         interests                      $ 14,424   $ (7,186)  $ (4,799)
                                        ========   ========   ========

          For the years ended December 31, 2004, 2003 and 2002, sales to the United States government and its agencies represented approximately 37%, 32% and 32%, respectively, of the Company's revenue.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

     Additional information relating to the Company's business segments is as follows (in thousands):

                                  DECEMBER 31,
                         ------------------------------
                           2004       2003       2002
                         --------   --------   --------
Identifiable assets:
   General Physics       $130,529   $ 97,289   $102,171
   GSE                     17,208     19,817         --
   MXL (1)                     --     10,462      9,818
   Five Star (1)               --     38,721         --
   Corporate and other      8,298     22,034     32,916
                         --------   --------   --------
                         $156,035   $188,323   $144,905
                         ========   ========   ========

                                              YEARS ENDED DECEMBER 31,
                                              ------------------------
                                               2004     2003     2002
                                              ------   ------   ------
Additions to property, plant and equipment:
   General Physics                            $1,085   $  707   $1,523
   GSE                                           227       20       --
   MXL (1)                                       238    1,135      368
   Five Star (1)                                 226      159       --
   Corporate and other                             8      102       25
                                              ------   ------   ------
                                              $1,784   $2,123   $1,916
                                              ======   ======   ======
Depreciation and amortization:
   General Physics                            $1,645   $1,601   $1,854
   GSE                                           853      192       --
   MXL (1)                                       559      565      510
   Five Star  (1)                                170       47       --
   Corporate and other                           857      523      940
                                              ------   ------   ------
                                              $4,084   $2,928   $3,304
                                              ======   ======   ======

(1) On November 24, 2004, the Company completed the spin-off of MXL and Five Star segments. The Company distributed $61,546,000 in total assets to NPDC in the spin-off. The additions to property, plant and equipment and depreciation and amortization shown in 2004 for MXL and Five Star segments include the activity for the period from January 1, 2004 through November 24, 2004.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

          Identifiable assets by industry segment are those assets that are used in the Company's operations in each segment. Corporate and other assets are principally cash and cash equivalents, marketable securities and intangible assets, including goodwill.

          Information about the Company's revenue in different geographic regions, which are attributed to countries based on location of customers, is as follows (in thousands):

                    YEARS ENDED DECEMBER 31,
                 ------------------------------
                   2004       2003       2002
                 --------   --------   --------
United States    $173,713   $129,433   $131,568
United Kingdom     11,010      7,131      7,258
Other               9,250      3,470      3,411
                 --------   --------   --------
                 $193,973   $140,034   $142,237
                 ========   ========   ========

          Information about the Company's total assets in different geographic regions is as follows (in thousands):

                          DECEMBER 31,
                 ------------------------------
                   2004       2003       2002
                 --------   --------   --------
United States    $146,986   $180,026   $137,303
United Kingdom      4,230      3,820      3,301
Other               4,819      4,477      4,301
                 --------   --------   --------
                 $156,035   $188,323   $144,905
                 ========   ========   ========

          All corporate intangible assets of the Company, as well as other corporate assets, are assumed to be in the United States.

(16) OTHER RELATED PARTY TRANSACTIONS

          For a description of certain transactions pursuant to which the Company received proceeds from the sale of Common Stock and Class B Common Stock to certain related parties (see note 14).

          As of December 31, 2004 and 2003, the Company had total loans receivable from Mr. Feldman, the Company's Chief Executive Officer, of approximately $619,000 and $2,323,000, respectively. Such loans bear interest at the prime rate and are secured by the purchased Class B Common Stock and certain other assets. All principal on the loans and accrued interest are due on May 31, 2007.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

          On April 1, 2002, Jerome I. Feldman and the Company entered into an incentive compensation agreement pursuant to which Mr. Feldman is eligible to receive from the Company up to five payments in an amount of $1,000,000 each, based on the closing price of the Company's Common Stock sustaining or averaging increasing specified levels over periods of at least 10 consecutive trading days. On June 11, 2003, July 23, 2003, December 22, 2003, November 3, 2004 and December 10, 2004, Mr. Feldman earned an incentive payment of $1,000,000 each, which amounts are payable in January 2006, unless further deferred. To the extent there are any outstanding loans from the Company to Mr. Feldman at the time an incentive payment is payable, the Company has the right to off-set the payment of such incentive payment first against the outstanding accrued interest under such loans and next against any outstanding principal.

          The Company recorded compensation expense of $2,000,000 for the year ended December 31, 2004 and $3,000,000 for the year ended December 31, 2003, which is included in selling, general and administrative expense. Although the off-set of the payments earned will take place in future periods, for accounting purposes, the off-set will be deemed to have occurred on the dates earned since the Company possesses the right of set-off under the Incentive Agreement. As a result, in 2003 and 2004 the Company applied incentive compensation earned against interest receivable as well as the loan outstanding, which resulted in the outstanding balance of the note receivable being reduced from $4,095,000 at December 31, 2002 to $2,322,000 as of December 31, 2003
          and to $619,000 as of December 31, 2004.

          On July 1, 2002, the Company made a loan to Douglas Sharp, the President of GP in the principal amount of $150,000 in connection with Mr. Sharp's relocation. The loan bears interest at the prime rate of Wachovia Bank. As of December 31, 2004, the aggregate amount of indebtedness outstanding under the loan was approximately $65,000.

          In December 2003, GSE's Board of Directors elected John Moran, an executive of the Company with experience in the power industry and simulation technology, as its Chief Executive Officer. In 2004, Mr. Moran continued as an employee of the Company, however, Mr. Moran devoted 100% of his time to the performance of his duties as CEO of GSE. For 2003, GSE reimbursed the Company $35,000 for his compensation and benefits and in 2004 GSE reimbursed the Company $300,000 for Mr. Moran's compensation and benefits. Effective January 1, 2005, Mr. Moran became an employee of GSE.

          In 2004, Michael Feldman received a salary of $85,000 from GSE as marketing manager and in 2003 received a salary of $16,000 from GSE. Michael Feldman is the son of Jerome I. Feldman, the Company's Chairman and Chief Executive Officer.

          The Company has guaranteed the leases for Five Star's New Jersey and Connecticut warehouses, totaling approximately $1,589,000 per year through the first quarter of 2007. The Company's guarantee of such leases was in effect when the Five Star business was in effect when the Five Star business was conducted by a wholly-owned subsidiary of the Company.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

          In 1998, the Company sold substantially all of the operating assets of the Five Star business to the predecessor corporation of Five Star. As part of this transaction, the landlord of the New Jersey and Connecticut facilities and the lessor of the equipment did not consent to the release of the Company's guarantee. The Company has also guaranteed the mortgages for MXL's Illinois and Pennsylvania properties through June 2006 and March 2011, respectively, as well as $700,000 in debt entered into by MXL on October 1, 2003 in connection with the acquisition of certain assets from AOtec, LLC. The Company's guarantees continued after the spin-off.

          Prior to the spin-off, NPDC was a wholly-owned subsidiary of the Company. The Company and NPDC have entered into contracts that will govern certain relationships between them. The Company and NPDC believe that these agreements are at fair market value and are on terms comparable to those that would have been reached in arm's-length negotiations had the parties been unaffiliated at the time of the negotiations.

          Certain of NPDC's executive officers are also executive officers of the Company and will remain on the Company's payroll. The executive officers will not receive any salary from NPDC; however, they will provide NPDC with management services under a management agreement between the Company and NPDC. The Company charges NPDC a management fee to cover an allocable portion of the compensation of these officers, based on the time they spend providing services to NPDC, in addition to an allocable portion of certain other corporate expenses.

          In connection with the spin-off, NPDC entered into a separate management agreement with the Company pursuant to which NPDC will provide certain general corporate services to the Company. Under this management agreement, NPDC will charge the Company a management fee to cover an allocable portion of the compensation of its employees, based on the time they spend providing services to the Company, in addition to an allocable portion of corporate overhead related to services performed for the Company and its subsidiaries.

          Both management fees will be paid quarterly. Any disagreements over the amount of such fees will be subject to arbitration. Each of the management agreements will each have an initial term of three years, and after two years, will be terminable by both the Company and NPDC, upon six months prior written notice.

          NPDC was included in the Company's consolidated income tax group and NPDC's tax liability was included in the consolidated federal income tax liability of the Company until the time of the spin-off. The Tax Sharing Agreement provides for tax sharing payments between the Company and NPDC for periods prior to the spin-off, so that NPDC will be generally responsible for the taxes attributable to its lines of business and entities

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

          comprising it and the Company will be generally responsible for the taxes attributable to its lines of business and the entities comprising it.

          The Company and NPDC agreed that taxes related to intercompany transactions that are triggered by the NPDC spin-off will be generally allocated to the Company. The Company and NPDC agreed that joint non-income tax liabilities will generally be allocated between the Company and NPDC based on the amount of such taxes attributable to each group's line of business. If the line of business with respect to which the liability is appropriately associated cannot be readily determined, the tax liability will be allocated to the Company.

          Under the distribution agreement that governed the spin-off of NPDC from the Company, the Company and NPDC each agreed that neither would take any action that might cause the spin-off of NPDC to not qualify as a tax-free distribution under Section 355 of the Code. Should one party take an action which causes the spin-off not to so qualify, then that party would be liable to the other for any taxes incurred by the other from the failure of the spin-off to qualify as a tax-free distribution.

          On March 23, 2003, the Company extended its guarantee of up to $1,800,000 of GSE debt pursuant to GSE's previous credit facility through March 31, 2004 (see note 8). In consideration for the extension of the guarantee, the Company received 150,000 shares of GSE common stock with a value of $180,000. A deferred credit of $180,000 was recorded for the receipt of these shares which is being amortized to income over the term of the guarantee. During the year ended December 31, 2003, the Company recorded $135,000 to other income in the consolidated statement of operation. The guarantee was extended through May 31, 2004. On March 30, 2004, GSE was added as a borrower under the General Physics Credit Agreement (see note 8). The Company agreed to guarantee GSE's allocated portion ($1,500,000) of the Credit Agreement. General Physics received a waiver to loan GSE a maximum of $1.0 million to satisfy any GSE short-term capital requirements over the next 15 months.

(17) COMMITMENTS AND CONTINGENCIES

     (A) The Company has various non-cancelable leases for real property and machinery and equipment. Such leases expire at various dates with, in some cases, options to extend their terms.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

          Minimum rentals under long-term operating leases are as follows (in thousands):

               REAL     MACHINERY AND
             PROPERTY     EQUIPMENT      TOTAL
             --------   -------------   -------
2005          $ 3,920       $1,044      $ 4,964
2006            3,261          415        3,676
2007            2,755          190        2,945
2008            1,746           31        1,777
2009              890            2          892
Thereafter      5,313           --        5,313
              -------       ------      -------
   Total      $17,885       $1,682      $19,567
              =======       ======      =======

          Several of the leases contain provisions for rent escalation based primarily on increases in real estate taxes and operating costs incurred by the lessor. Rent expense was approximately $5,125,000, $4,200,000 and $3,961,000 for 2004, 2003 and 2002, respectively.

     (B) The Company has guaranteed the leases for Five Star's New Jersey and Connecticut warehouses, totaling approximately $1,589,000 per year through the first quarter of 2007. The Company's guarantee of such leases was in effect when Five Star was originally a wholly owned subsidiary of the Company prior to the sale by the Company in 1998 of substantially all of the operating assets of Five Star to the predecessor company of Five Star. As part of this transaction, the landlord of the New Jersey and Connecticut facilities did not consent to the release of the Company's guarantee. The Company's guarantee of Five Star's leases was not affected by the spin-off of NPDC.

(18) LITIGATION

          On January 3, 2001, the Company commenced an action alleging that MCI Communications Corporation, ("MCI") MCI's Systemhouse subsidiaries ("Systemhouse"), and Electronic Data Systems Corporation, as successor to Systemhouse, ("EDS") committed fraud in connection with the Company's 1998 acquisition of Learning Technologies from the defendants for $24,300,000. The Company seeks actual damages in the amount of $117,900,000 plus interest, punitive damages in an amount to be determined at trial, and costs. Such damages are subject to reduction by the amount recovered in the arbitration.

          The complaint, which is pending in the New York State Supreme Court, alleges that the defendants fraudulently induced the Company to acquire Learning Technologies by concealing the poor performance of Learning Technologies' United Kingdom operation. The complaint also alleges that the defendants represented that Learning Technologies would continue to receive new business from Systemhouse even though the defendants knew that the sale of Systemhouse to EDS was imminent and that such new business would cease after such sale. In February 2001, the defendants filed answers denying liability. No counterclaims against the plaintiffs have been asserted. Although discovery had not yet been completed, defendants made a motion for summary judgment, which was submitted in

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

          April 2002. The motion was denied by the court due to the MCI bankruptcy, but with leave to the other defendants to renew, as described below.

          The defendants other than MCI then made an application to the court to stay the fraud action until a later-commenced arbitration, alleging breach of the acquisition agreement and of a separate agreement to refer business to General Physics on a preferred provider basis and seeking actual damages in the amount of $17,600,000 plus interest, is concluded. In a decision dated May 9, 2003, the court granted the motion and stayed the fraud action pending the outcome of the arbitration.

          The arbitration hearings began on May 17, 2004 and concluded on May 24, 2004 before JAMS, a private dispute resolution firm. On September 10, 2004, the arbitrator issued an interim award in which she found that the sellers of Learning Technologies breached certain representations and warranties contained in the acquisition agreement. In a final award dated November 29, 2004, the arbitrator awarded the Company $12,273,575 in damages and $6,016,109 in interest. On December 30, 2004, EDS made a payment of $18,427,684, which included $138,000 of accrued interest, to the Company to satisfy its obligation under the arbitration award. The Company recognized a gain on arbitration settlement, net of legal fees and expenses of $13,660,000 in 2004, and the cash was held in escrow as of December 31, 2004. EDS subsequently agreed that the arbitration award is final and binding and that it will take no steps of any kind to vacate or otherwise challenge the award.

          As a result of the conclusion of the arbitration, the state court has lifted the stay of the fraud claim against EDS. The Company is now proceeding with the fraud claim against EDS. On February 14, 2005, EDS filed a new motion for summary judgment dismissing the Company's fraud claim. The Company must respond to the motion by March 17, 2005. The motion is currently scheduled for argument on April 4, 2005.

          The fraud action against MCI had been stayed as a result of the bankruptcy of MCI. In February 2004, the Bankruptcy Court lifted the stay so that the state court could rule on the merits of MCI's summary judgment motion. MCI has stated that it intends to ask the Bankruptcy Court to reinstate the stay.

          In connection with the spin-off of NPDC by the Company, the Company agreed to make an additional capital contribution to NPDC in an amount equal to the first $5,000,000 of any proceeds (net of litigation expenses and taxes incurred, if any), and 50% of any proceeds (net of litigation expenses and taxes incurred, if any) in excess of $15,000,000, received with respect to the foregoing arbitration and litigation claims.

          Pursuant to such agreement, in January 2005, the Company has made a $5,000,000 distribution to NPDC out of the proceeds of the arbitration award. The net cash proceeds to the Company was approximately $8,500,000 after legal fees and distribution to NPDC. A

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

          portion of such net proceeds was used to reduce to zero the outstanding balance of General Physics' revolving credit facility, which as of December 31, 2004 was $6.1 million.

          The Company is not a party to any legal proceeding, the outcome of which is believed by management to have a reasonable likelihood of having a material adverse effect upon the financial condition and operating results of the Company.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

(19) QUARTERLY INFORMATION (UNAUDITED)

     The Company's quarterly financial information has not been audited but, in management's opinion, includes all adjustments necessary for a fair presentation.

                                                         THREE MONTHS ENDED
                                        ---------------------------------------------------    YEAR ENDED
                                        MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   DECEMBER 31,
                                          2004        2004         2004            2004           2004
                                        ---------   --------   -------------   ------------   ------------
Revenue                                  $42,720     $47,074      $51,518        $52,661        $193,973
Gross profit                               5,702       6,300        6,989          6,972          25,963
Income  from
   continuing operations                      16         280          559         21,590          22,445
Income from discontinued
   operations, net of income taxes           115         113         (130)           (23)             75
Net income                                   131         393          429         21,567          22,520
Per common share data
Basic:
   Income from
      continuing operations              $    --     $  0.02      $  0.03        $  1.21        $   1.27
   Income (loss) from discontinued
      operations, net of income taxes       0.01          --        (0.01)            --              --
   Net income                               0.01        0.02         0.02           1.21            1.27

Diluted:
   Income from
      continuing operations              $    --     $  0.02      $  0.03        $  1.15        $   1.23
   Income (loss) from discontinued
      operations, net of income taxes       0.01          --        (0.01)            --              --
   Net income                               0.01        0.02         0.02           1.15            1.23

                                                                     (Continued)

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

                                                        THREE MONTHS ENDED
                                        ---------------------------------------------------    YEAR ENDED
                                        MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   DECEMBER 31,
                                          2003        2003         2003            2003            2003
                                        ---------   --------   -------------   ------------   ------------
Revenue                                  $33,871    $33,986       $32,313        $39,864        $140,034
Gross profit                               3,465      3,906         4,128          5,596          17,095
Loss from continuing operations             (609)    (3,025)       (2,524)        (1,953)         (8,111)
Income (loss) from discontinued
   operations, net of income taxes           (94)       159          (323)            93            (165)
Net loss                                    (703)    (2,866)       (2,847)        (1,860)         (8,276)
Per common share data
Basic:
   Loss from continuing operations       $ (0.04)   $ (0.18)      $ (0.14)       $ (0.11)       $  (0.47)
   Income (loss) from discontinued
      operations, net of income taxes      (0.01)      0.01         (0.02)          0.01           (0.01)
   Net loss                                (0.05)     (0.17)        (0.16)         (0.10)          (0.48)

Diluted:
   Loss from continuing operations       $ (0.04)   $ (0.18)      $ (0.14)       $ (0.11)       $  (0.47)
   Income (loss) from discontinued
      operations, net of income taxes      (0.01)      0.01         (0.02)          0.01           (0.01)
   Net loss                                (0.05)     (0.17)        (0.16)         (0.10)          (0.48)

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in its reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (Exchange
Act), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of December 31, 2004. Based upon that evaluation and the material weaknesses described below, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of such date.

SECTION 404 ASSESSMENT

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to conduct an annual assessment of our internal control over financial reporting and to include a report on, and an attestation by our independent registered public accountants, KPMG LLP, of, the effectiveness of these controls, beginning in this Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

On November 30, 2004, the Securities and Exchange Commission issued an exemptive order under which certain companies are permitted to delay, for up to 45 days after the due date of their Annual Report on Form 10-K, the filing of the internal control report and the related attestation of the independent registered public accountants. The Company qualifies under the provisions of this exemptive order for such 45-day delay. In reliance on this exemptive order, this Annual Report on Form 10-K does not include the internal control report or related attestation, which the Company plans to file by amendment prior to the expiration of the 45-day extension.

The Company is currently performing its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, using the control criteria framework of the Committee of Sponsoring Organizations (COSO) of the Treadway Commission published in its report entitled Internal Control-Integrated Framework. As of the date of this filing, the Company and KPMG LLP have determined that certain material weaknesses exist in the Company's internal control over financial reporting. These material weaknesses arose from deficiencies in two areas: (1) the accounting for income taxes and (2) the preparation and review of certain consolidated financial statement footnote disclosures. In both cases, the Company did not have adequate technical resources or sufficient management review procedures.

The deficiencies were promptly brought to the attention of the Company's Audit Committee and the Company has assigned a high priority to the improvement of the internal control over financial reporting. The Company is developing a plan to remediate the material weaknesses that is expected to include:

      - Increasing the level of review in the preparation of the quarterly and annual tax provision;

      - Formalizing the processes, procedures and documentation standards over the preparation of the quarterly and annual accounting for income tax and the preparation of the consolidated financial statement footnote disclosures; and

      - Increasing resources for reporting to the Securities and Exchange Commission pursuant to the Exchange Act.

The Company expects to begin implementing such remediation plan as soon as possible.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our fourth fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

LIMITATIONS OF EFFECTIVENESS OF CONTROLS

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. The design of any control system is based, in part, upon the benefits of the control system relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Also, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of inherent limitation in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Company's controls and procedures are designed to provide a reasonable level of assurance of achieving their objectives.

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

All other information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to the information under the captions "Directors and Executive Officers of the Registrant", "Executive Compensation", "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", "Certain Relationships and Related Transactions" and "Principal Accountant Fees and Services" in the Proxy Statement for the company's 2004 and 2005 Annual Meeting of Shareholders.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements are included in Part II, Item 8. Financial Statements and Supplementary Data:

     Financial Statements of GP Strategies Corporation and Subsidiaries:

                                                                           PAGE
                                                                           ----
Report of Independent Registered Public Accounting Firm - KPMG LLP          40

Report of Independent Registered Public Accounting Firm - Eisner LLP        41

Consolidated Balance Sheets - December 31, 2004 and 2003                    42

Consolidated Statements of Operations - Years ended December 31,
   2004, 2003 and 2002                                                      44

Consolidated Statements of Stockholders' Equity and Comprehensive Income
   (Loss)- Years ended December 31, 2004, 2003 and 2002                     45

Consolidated Statements of Cash Flows - Years ended December 31,
   2004, 2003 and 2002                                                      46

Notes to Consolidated Financial Statements                                  48

(a)(2) Financial Statement Schedules

Schedule I - Schedule of Valuation and Qualifying Accounts                              i

(a)(3) Exhibits

Consent of Independent Registered Public Accounting Firm - KPMG LLP          *

Consent of Independent Registered Public Accounting Firm - Eisner LLP        *

*    Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GP STRATEGIES CORPORATION

Dated: March 16, 2005


                                        /s/ Jerome I. Feldman
                                        Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    SIGNATURES                              TITLE
    ----------                              -----


/s/ Jerome I. Feldman    Principal Executive Officer


/s/ Scott N. Greenberg   President and Chief Financial Officer and Director


/s/ Ogden R. Reid        Director


/s/ Harvey P. Eisen      Director


/s/ Marshall S. Geller   Director

                                  EXHIBIT INDEX

       3.1 Amended Restated Certificate of Incorporation of the Registrant filed on October 5, 1995. Incorporated herein by reference to
                 Exhibit 3 of the Registrant's Form 10-Q for the third quarter ended September 30, 1995.

       3.2       Amendment to the Registrant's Restated Certificate of
                 Incorporation filed on January 24, 1997. Incorporated herein by reference to Exhibit 3.1 of the Registrant's Form 10-K for the year ended December 31, 1996.

       3.3       Certificate of Designations, Preferences and Rights of Series A
                 Junior Participating Preferred Stock of the Registrant dated
                 June 23, 1997.*

       3.4       Amendment to the Registrant's Restated Certificate of
                 Incorporation filed on March 5, 1998. Incorporated herein by reference to Exhibit 3.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

       3.5 Amended and Restated By-Laws of the Registrant. Incorporated herein by reference to Exhibit 1 of the Registrant's Form 8-K filed on September 1, 1999.

      10.1 1973 Non-Qualified Stock Option Plan of the Registrant, as amended on June 26, 2000. Incorporated herein by reference to
                 Exhibit 10.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

      10.2       GP Strategies Corporation 2003 Incentive Stock Plan.
                 Incorporated herein by reference to Exhibit 4 of the Registrant's Form 10-Q for the quarter ended September 30,
                 2004.

      10.3       General Physics Corporation 2004 Bonus Plan.*

      10.4 GP Strategies' Millennium Cell, LLC Option Plan. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Annual
                 Report on Form 10-K for the year ended December 31, 2001.

      10.5       Employment Agreement, dated as of June 1, 1999, between the
                 Registrant and Jerome I. Feldman. Incorporated herein by reference to Exhibit 10 of the Registrant's Form 10-Q for the second quarter ended June 30, 1999.

                                  EXHIBIT INDEX

EXHIBIT NUMBER
--------------
      10.6       Amended and Restated Incentive Compensation Agreement dated as of June 11, 2003 between the Registrant and Jerome I. Feldman.
                 Incorporated here in by reference to Exhibit 10 to the
                 Registrant's Form 10-Q for the Quarter Ended September 30,
                 2003.

      10.7 Amendment dated as of October 1, 2003 to the Amended and Restated Incentive Compensation Agreement dated June 11, 2003 between GP Strategies Corporation and Jerome I. Feldman.
                 Incorporated herein by reference to Exhibit 10.1 to the Registrants Form 10-Q for the Quarter Ended September 30, 2003.

      10.8       Amended and Restated Incentive Compensation Agreement dated
                 November 17, 2003 between GP Strategies Corporation and Jerome
                 I. Feldman. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the Quarter Ended September 30,
                 2003.

      10.9       Employment Agreement, dated as of July 1, 1999, between the
                 Registrant and Scott N. Greenberg. Incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the third quarter ended September 30, 1999.

     10.10 Amendment, dated January 21, 2005, to Employment Agreement dated as of July 1, 1999 between the Company and Scott N.
                 Greenberg. Incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on January 25, 2005.

     10.11 Separation Agreement, dated as of September 3, 2002, between the General Physics Corporation and John C. McAuliffe.
                 Incorporated herein by reference to Exhibit 10 of the Registrant's Form 8-K filed on September 4, 2002.

     10.12       Employment Agreement dated as of May 1, 2001 between the
                 Registrant and Andrea D. Kantor. Incorporated herein by reference to Exhibit 10 of the Registrant's Form 10-Q for the second quarter ended June 30, 2001.

     10.13 Amendment, dated January 21, 2005, to Employment Agreement dated as of May 1, 2001 between the Company and Andrea D.
                 Kantor. Incorporated herein by reference to Exhibit 10.3 of the Registrant's Form 8-K filed on January 25, 2005.

     10.14       Employment Agreement, dated as of July 1, 1999, between the
                 Registrant and Douglas E. Sharp. Incorporated herein by reference to Exhibit 10.11 of the Registrant's Form 10-K for the year ended December 31, 2003.

                                  EXHIBIT INDEX

EXHIBIT NUMBER
--------------
     10.15       Amendment, dated January 21, 2005, to Employment Agreement dated as of July 1, 1999 between the Company and Douglas E.
                 Sharp. Incorporated herein by reference to Exhibit 10.2 of the
                 Registrant's Form 8-K filed on January 25, 2005.

     10.16 Asset Purchase Agreement, dated as of June 3, 1998, by and among SHL Systemhouse Co., MCI Systemhouse Corp., SHL Computer
                 Innovations Inc., SHL Technology Solutions Limited and General
                 Physics Corporation. Incorporated herein by reference to
                 Exhibit 10.1 of the Registrant's Form 8-K dated June 29, 1998.

     10.17 Preferred Provider Agreement, dated as of June 3, 1998, by and among SHL Systemhouse Co., MCI Systemhouse Corp., SHL Computer
                 Innovations Inc., SHL Technology Solutions Limited and General
                 Physics Corporation. Incorporated herein by reference to
                 Exhibit 10.2 of the Registrant's Form 8-K dated June 29, 1998.

     10.18 Financial and Security Agreement dated August 13, 2003 by and between General Physics Corporation, MXL Industries, Inc. and
                 Wachovia Bank National Association. Incorporated herein by reference to Exhibit 10.10 to the Registrant's Form 10-Q for the quarter ended June 30, 2003.

     10.19       Guaranty of Payment Agreement dated August 13, 2003 by GP
                 Strategies Corporation for the benefit of Wachovia Bank, National Association. Incorporated herein by reference to
                 Exhibit 10.11 to the Registrant's Form 10-Q for the quarter ended June 30, 2003

     10.20       Limited Guaranty of Payment Agreement dated August 13, 2003 by
                 MXL Industries, Inc. for the benefit of Wachovia Bank, National
                 Association. Incorporated herein by reference to Exhibit 10.12 to the Registrant's Form 10-Q for the quarter ended June 30,
                 2003

     10.21       Rights Agreement, dated as of June 23, 1997, between National
                 Patent Development Corporation and Computershare Investor
                 Services LLC, as Rights Agent, which includes, as Exhibit A thereto, the Resolution of the Board of Directors with respect to Series A Junior Participating Preferred Stock, as Exhibit B thereto, the form of Rights Certificate and as Exhibit C thereto the form of Summary of Rights. Incorporated herein by reference to Exhibit 4.1 of the Registrant's Form 8-K filed on July 17, 1997.

     10.22 Amendment, dated as of July 30, 1999, to the Rights Agreement dated as of June 23, 1997, between the Computershare Investor
                 Services LLC, as Rights Agent. Incorporated herein by reference to Exhibit 4.2 of the Registrant's report on Form 8-A12B/A filed on August 2, 1999.

                                  EXHIBIT INDEX

EXHIBIT NUMBER
--------------
     10.23       Amendment, dated as of December 16, 1999, to the Rights
                 Agreement dated as of June 23, 1997, between the Registrant and
                 Computershare Investor Services LLC, as Rights Agent.
                 Incorporated herein by reference to Exhibit 4.2 of the
                 Company's report on From 8-A12B/A filed on December 17, 1999.

     10.24       Agreement dated, December 29, 1998, among the Registrant,
                 Jerome I. Feldman and Martin M. Pollak. . Incorporated herein by reference to Exhibit 10.11 of the Registrant's Form 10K for the year ended December 31, 1998.

     10.25       Subscription Agreement dated as of October 19, 2001 between the
                 Registrant and Bedford Oak Partners, L.P. Incorporated herein by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

     10.26 Subscription Agreement dated as of May 3, 2002 by and between the Registrant and Bedford Oak Partners, L.P. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Form
                 10-Q for the second quarter ended March 31, 2002.

     10.27 Investor Rights Agreement dated as of December 27, 2001 among the Registrant, Hydro Med Sciences and certain Institutional
                 Investors. Incorporated herein by reference to Exhibit 10.23 to the Registrants Annual Report on Form 10-K for the year ended
                 December 31, 2001.

     10.28 Stock Purchase Agreement dated as of December 27, 2001 among the Registrant, Hydro Med Sciences and certain Institutional
                 Investors. Incorporated herein by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 2001.

     10.29       Right of First Refusal Co-Sale Agreement dated as of December
                 27, 2001 among the Registrant, Hydro Med Sciences and certain
                 Institutional Investors. Incorporated herein by reference to
                 Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

     10.30       Termination Agreement dated as of December 21, 2001 between
                 Hydro Med Sciences and Shire US Inc. Incorporated herein by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002.

     10.31       Stock Purchase Agreement dated as of May 30, 2003, by and among
                 Hydro Med Sciences, Inc. and Investors. Incorporated herein by reference to Exhibit 10.32 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

                                  EXHIBIT INDEX

EXHIBIT NUMBER
--------------
     10.32       Amendment No. 1 to Stock Purchase Agreement dated November 18,
                 2003 by and among Valera Pharmaceutical, Inc. (f/k/a Hydro Med
                 Sciences, Inc.) and Investors. Incorporated herein by reference to Exhibit 10.33 of the Registrant's Annual Report on Form 10-K
                 for the year ended December 31, 2003.

     10.33       Amended and Restated Investor Rights Agreement dated May 30,
                 2003, by and among Hydro Med Sciences, Inc. and Investors.
                 Incorporated herein by reference to Exhibit 10.34 of the Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 2003.

     10.34       Amended and Restated Investor Right of First Refusal and
                 Co-Sale Agreement dated as of May 30, 2003 by and among Hydro
                 Med Sciences, Inc. and Investors. Incorporated herein by reference to Exhibit 10.35 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

     10.35       Amended Note dated December 19, 2003 in the amount of
                 $2,800,000 payable by Five Star Products, Inc. to JL
                 Distributors, a wholly owned subsidiary of the Registrant.
                 Incorporated herein by reference to Exhibit 10.36 of the Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 2003.

     10.36 Amended Note dated March 31, 2003 in the amount of $2,800,000 payable by Five Star Products, Inc. to JL Distributors, a wholly owned subsidiary of the Registrant. Incorporated herein by reference to Exhibit 10.37 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

     10.37       Tax Sharing Agreement dated as of February 1, 2004 between
                 Registrant and Five Star Products. Incorporated herein by reference to Exhibit 10.38 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

     10.38 Conversion Letter dated January 22, 2004 between the Registrant and Five Star Products. Incorporated herein by reference to
                 Exhibit 10.39 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

     10.39       Agreement of Subordination & Assignment dated as of June 30,
                 2003 by JL Distributors in Favor of Fleet Capital Corporation.
                 Incorporated herein by reference to Exhibit 10.40 of the Registrant's Annual Report on Form 10-K for the year ended
                 December 31, 2003.

                                  EXHIBIT INDEX

EXHIBIT NUMBER
--------------
     10.40       Stock Purchase Agreement dated as of May 3, 2002 by and between the Registrant and EGI-Fund(02)04 Investors, L.L.L.
                 Incorporated herein by reference to Exhibit 10.1 to the
                 Registrant's Form 10-Q for the second quarter ended March 31,
                 2002.

     10.41 Subscription Agreement dated as of May 3, 2002 by and between the Registrant and Marshall Geller. Incorporated herein by reference to Exhibit 10.4 to the Registrant's Form 10-Q for the second quarter ended March 31, 2002.

     10.42 Form of Officer's Pledge Agreement. Incorporated herein by reference to Exhibit 10.33 to the Registrant's Form 10-K for the year ended December 31, 2002.

     10.43 Form of Officer's Promissory Note. Incorporated herein by reference to Exhibit 10.34 to the Registrant's Form 10-K for the year ended December 31, 2002.

     10.44       Sublease Agreement dated as of December 13, 2002 between the
                 Registrant and Austin Nichols & Company, Inc. Incorporated herein by reference to Exhibit 10.35 to the Registrant's Form
                 10-K for the year ended December 31, 2002.

     10.45       Lease Agreement dated as of July 5, 2002 between the
                 Registrant's wholly owned subsidiary, General Physics
                 Corporation and Riggs Company. Incorporated herein by reference to Exhibit 10.36 to the Registrant's Form 10-K for the year ended December 31, 2002.

     10.46       Note and Warrant Purchase Agreement dated August 8, 2003 among
                 GP Strategies Corporation, National Patent Development
                 Corporation and Gabelli Funds, LLC. Incorporated herein by reference to Exhibit 10.0 to the Registrant's Form 10-Q for the quarter ended June 30, 2003.

     10.47       Form of GP Strategies Corporation 6% Conditional Subordinated
                 Note due 2008 dated August 14, 2003. Incorporated herein by reference to Exhibit 10.01 to the Registrant's Form 10-Q for the quarter ended June 30, 2003.

     10.48       Form of GP Strategies Corporation Warrant Certificate dated
                 August 14, 2003. Incorporated herein by reference to Exhibit
                 10.02 to the Registrant's Form 10-Q for the quarter ended June
                 30, 2003.

     10.49       Form of National Patent Development Corporation Warrant
                 Certificate dated August 14, 2003. Incorporated herein by reference to Exhibit 10.03 to the Registrant's Form 10-Q for the quarter ended June 30, 2003.

     10.50       Mortgage Security Agreement and Assignment of Leases dated
                 August 14, 2003 between GP Strategies Corporation and Gabelli
                 Funds, LLC.

                                  EXHIBIT INDEX

EXHIBIT NUMBER
--------------
                 Incorporated herein by reference to Exhibit 10.04 to the
                 Registrant's Form 10-Q for the quarter ended June 30, 2003.

     10.51       Registration Rights Agreement dated August 14, 2003 between GP
                 Strategies and Gabelli Funds, LLC. Incorporated herein by reference to Exhibit 10.05 to the Registrant's Form 10-Q for the quarter ended June 30, 2003.

     10.52       Registration Rights Agreement dated August 14, 2003 between
                 National Patent Development Corporation and Gabelli Funds, LLC.
                 Incorporated herein by reference to Exhibit 10.06 to the Registrant's Form 10-Q for the quarter ended June 30, 2003.

     10.53       Indemnity Agreement dated August 14, 2003 by GP Strategies
                 Corporation for the benefit of National Patent Development
                 Corporation and MXL Industries, Inc. Incorporated herein by reference to Exhibit 10.07 to the Registrant's Form 10-Q for the quarter ended June 30, 2003.

     10.54       Subordination Agreement dated August 14, 2003 among GP
                 Strategies Corporation, Gabelli Funds, LLC, as Agent on behalf of the holders of the Company's 6% Conditional Subordinated
                 Notes due 2008 and Wachovia Bank, National Association.
                 Incorporated herein by reference to Exhibit 10.08 to the Registrant's Form 10-Q for the quarter ended June 30, 2003.

     10.55 Purchase and Sale Agreement dated October 21, 2003 by and between GP Strategies Corporation and ManTech International.
                 Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 8-K dated October 23, 2003.

     10.56       Teaming Agreement dated October 21, 2003 by and between GP
                 Strategies Corporation and ManTech International. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Form
                 8-K dated October 23, 2003.

     10.57       $5,250,955 Promissory Note dated October 21, 2003 of GP
                 Strategies Corporation. Incorporated herein by reference to
                 Exhibit 10.3 of the Registrant's Form 8-K dated October 23,
                 2003.

     10.58       Management Service Agreement dated January 1, 2004 between the
                 Registrant and GSE Systems, Inc. Incorporated herein by reference to Exhibit 10.60 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

     10.59       Form of Management Agreement between the Registrant and
                 National Patent Development Corporation. Incorporated herein by reference to Exhibit 10.1 of National Patent Development
                 Corporation Form S-1, Registration No. 333-118568. 10.61 Form of Management Agreement

                                  EXHIBIT INDEX

EXHIBIT NUMBER
--------------
                 between National Patent Development Corporation and the
                 Registrant. Incorporated herein by reference to Exhibit 10.2.
                 of National Patent Development Corporation Form S-1,
                 Registration No. 333-118568.

     10.60       Form of Management Agreement between National Patent
                 Development Corporation and the Registrant. Incorporated herein by reference to Exhibit 10.2 of National Patent Development
                 Corporation Form S-1, Registration No. 333-118568.

     10.61       Form of Tax Sharing Agreement between the Registrant and
                 National Patent Development Corporation. Incorporated herein by reference to Exhibit 10.4 of National Patent Development
                 Corporation Form S-1, Registration No. 333-118568.

     10.62       Form of Distribution Agreement between the Registrant and
                 National Patent Development Corporation. Incorporated herein by reference to Exhibit 2.1 of National Patent Development
                 Corporation Form S-1, Registration No. 333-118568.

      14.1       Code of Ethics Policy. Incorporated herein by reference to
                 Exhibit 14.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

        18       Not Applicable

        19       Not Applicable

        20       Not Applicable

        21       Subsidiaries of the Registrant*

        22       Not Applicable

        23       Consent of KPMG LLP, Independent Registered Public Accounting
                 Firm*

      23.1       Consent of Eisner LLP, Independent Registered Public
                 Accounting Firm*

        28       Not Applicable

      31.1       Certification of Chief Executive Officer

      31.2       Certification of Chief Financial Officer

      32.1       Certification Pursuant to Section 18 U.S.C. Section 1350 *

*    Filed herewith.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES         SCHEDULE I
                                  Schedule of
                       Valuation and Qualifying Accounts

                                                             ADDITIONS
                                BALANCE AT    ADDITIONAL    CHARGED TO                BALANCE AT
                                 BEGINNING     ALLOWANCE     COSTS AND   DEDUCTIONS     END OF
                                  OF YEAR    ACQUIRED (A)    EXPENSES        (B)         YEAR
                                ----------   ------------   ----------   ----------   ----------
Year ended December 31, 2004:
   Allowance for doubtful
      accounts (C)                $1,739           --           191        (1,013)      $  917
Year ended December 31, 2003:
   Allowance for doubtful
      accounts (C)                $  854          707           423          (245)      $1,739
Year ended December 31, 2002:
   Allowance for doubtful
      accounts (C)                $  529                        823          (498)      $  854

(A) Represents the allowance for doubtful accounts acquired as part of the Five Star and GSE Acquisitions of $700 and $7, respectively.

(B) Write-off of uncollectible accounts, net of recoveries. For year ended December 31, 2004 also represents allowance of Five Star of $294 and MXL of $124 distributed in the spin-off of NPDC.

(C)  Deducted from related asset on Consolidated Balance Sheet.