Form 10-K/A
period 2004-12-31
GP STRATEGIES CORP
filed 2005-04-05
CIK 70415

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

For the transition period from ______________ to ________________

                          Commission File Number 1-7234

                            GP STRATEGIES CORPORATION
             (Exact name of Registrant as specified in its charter)

        Delaware                                         13-1926739
--------------------------------------------------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

777 Westchester Avenue, White Plains, NY                   10604
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                   914-249-9700
--------------------------------------------------------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer. Yes [X] No [ ]

The aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $.01 per share and Class B Capital Stock, par value $.01 per share held by non-affiliates as of June 30, 2004 was approximately $83,228,000.

The number of shares outstanding of each of the Registrant's Common Stock and Class B Stock as of March 10, 2005:

                    Class                                     Outstanding
-----------------------------------------------            -----------------
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

ITEM 7 IS HEREBY AMENDED AS INDICATED

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

On December 30, 2004, EDS made a payment of $18.4 million, which included $0.1 million of accrued interest, to General Physics to satisfy its obligation under the arbitration award regarding the Learning Technologies acquisition. General Physics recognized a gain on arbitration settlement, net of legal fees and expenses, of $13.7 million in 2004. The net cash proceeds to General Physics was approximately $8.5 million after legal fees and a $5.0 million distribution to NPDC. On January 6, 2005, General Physics used a portion of the proceeds to fully pay off its $6.1 million of short term borrowings outstanding under the Credit Agreement as of December 31, 2004. General Physics has no plans for any significant capital expenditures in 2005, and expects the amounts generated from cash and operations and cash available for borrowing under its Credit Agreement of approximately $20.0 million, to be sufficient to finance its ongoing operations.

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

                                                     2004         2003         2002
                                                  ----------   ----------   ----------
Revenue                                           $ 104,067    $  28,644    $   9,996
Operating income (loss)                               1,594         (189)         286
Interest expense                                     (1,108)        (502)        (303)
Income taxes (expense) benefit                         (333)          99          524
Income (loss) from discontinued operations, net
    of income taxes                                      75         (165)        (724)

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

The assets and liabilities distributed to NPDC in connection with the spin-off included those specific to MXL, Five Star and certain other non-core assets. The following table summarizes the net assets and liabilities distributed to NPDC on November 24, 2004 (in thousands):

Assets:
       Cash and cash equivalents                    $   2,453
       Due from GP Strategies (arbitration award)       5,000
       Accounts and other receivables                  14,002
       Inventories                                     25,691
       Prepaid expenses and other current assets          391
       Investments and marketable securities            1,593
       Property, plant and equipment, net               5,553
       Deferred tax assets, net                         4,045
       Goodwill and other assets                        2,818
                                                    ---------
Total assets                                           61,546
                                                    ---------

Liabilities:
       Accounts payable and accrued expenses           12,672
       Short-term borrowings                           18,330
       Long-term debt                                   2,961
       Minority interest and other liabilities          1,616
                                                    ---------
Total liabilities                                      35,579
                                                    ---------
                                                    ---------
Net assets distributed to NPDC                      $  25,967
                                                    =========

Operating Highlights

YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

Revenue

                          YEARS ENDED DECEMBER 31,
                          ------------------------
(Dollars in Thousands)       2004          2003
                          ----------   -----------
General Physics           $  165,066   $  133,975
GSE                           28,907        6,059
                          ----------   ----------
                          $  193,973   $  140,034
                          ==========   ==========

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

Gross Profit

                                YEARS ENDED DECEMBER 31,
                        --------------------------------------
                               2004                2003
                        ------------------  ------------------
(Dollars in thousands)           % Revenue           % Revenue
                                 ---------           ---------
General Physics         $19,947     12.1%   $15,501    11.6%
GSE                       6,016     20.8%     1,594    26.3%
                        -------     ----    -------    ----
                        $25,963     13.4%   $17,095    12.2%
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

2003 - See year ended December 31, 2003 compared to the year ended December 31, 2002.

Income Taxes


Income tax benefit was $8.0 million in 2004 as a result of the Company's reduction in valuation allowance offset by current tax provision. Income tax expense was $1.0 million in 2003. In 2004, the Company's taxable income before utilization of net operating loss carry forwards was approximately $22.0 million. In assessing the realizability of it's deferred tax assets, management considered it more likely than not that it's deferred tax assets would be realized and reduced its deferred tax valuation allowance by $12.2 million. As of December 31, 2004, the Company had federal net operating loss carry forwards of approximately $41.6 million, which expire during 2022 and 2023.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

Revenue

                         YEARS ENDED DECEMBER 31,
                         ------------------------
(Dollars in thousands)      2003          2002
                         ---------     ----------
General Physics          $ 133,975     $  142,237
GSE                          6,059              -
                         ---------     ----------
                         $ 140,034     $  142,237
                         =========     ==========

Revenue of General Physics, decreased by $8.3 million from 2002 to 2003 primarily due to a decrease in engineering and related services in connection with Liquefied Natural Gas projects, decreased services provided to nuclear power utilities, a decline in attendance at General Physics open enrollment courses primarily due to reduced spending on training within the automotive industry, General Physic's decision to focus on higher margin projects and discontinue certain work with lower margins, and a general decline in client spending (and budgets for spending) on consulting, training services, and technology due to overall economic conditions in 2003. The decline in revenue was partially offset by an increase in revenue from the US Government for domestic preparedness training services for the Department of Homeland Security.

GSE revenue increased by $6.1 million in 2003 attributable to the consolidation of GSE. In the fourth quarter of 2003 the Company acquired additional shares of GSE, bringing its ownership to 58% as of October 23, 2003. As a result, revenue of GSE was consolidated in the Company's results for the fourth quarter of 2003, while 2002 does not include GSE revenue.

Gross Profit


                                  YEARS ENDED DECEMBER 31,
                        -----------------------------------------
                                2003                 2002
                        -------------------  --------------------
(Dollars in thousands)            % Revenue             % Revenue
                                  ---------             ---------
General Physics         $ 15,501    11.6%    $  15,366    10.8%
GSE                        1,594    26.3%            -       -
                        --------    ----     ---------    ----
                        $ 17,095    12.2%    $  15,366    10.8%
                        ========    ====     =========    ====

General Physics gross profit of $15.5 million or 11.6% of revenue, in 2003 increased by $135,000 or 0.9% when compared to gross profit of $15.4 million or 10.8% of revenue, in 2002. During this time General Physics experienced a revenue decline which resulted in a loss of margin. However, General Physics made a decision to focus on higher gross margin opportunities and undertook cost savings initiatives to preserve margin. The results of these initiatives allowed General Physics to slightly increase gross profit in both dollars and as a percentage of revenue.

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

Contractual Obligations and Commitments

The following table summarizes long-term debt, capital lease commitments, operating lease commitments, purchase commitments and employment agreements as of December 31, 2004 (in thousands):

                                                 PAYMENTS DUE IN
                             -----------------------------------------------------
                                           2006 -      2008      AFTER
                                2005        2007       2009      2009      TOTAL
                             ----------  ---------  ---------  --------  ---------
Long-term debt               $        9  $       -  $  12,751  $      -  $  12,760
Capital lease commitments            91         90          -         -        181
Operating lease commitments       4,964      6,621      2,669     5,313     19,567
Purchase commitments             28,496      2,678         29               31,203
Employment agreements             2,080      3,093        471                5,644
                             ----------  ---------  ---------  --------  ---------
             Total           $   35,640  $  12,482  $  15,920  $  5,313  $  69,355
                             ==========  =========  =========  ========  =========

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

The following table presents goodwill balances at December 31, 2004 and operating income for the years ended December 31, 2004, 2003 and 2002 for each of the Company's reportable segments (in thousands):

                                   OPERATING INCOME FOR THE YEARS ENDED
                   GOODWILL AT                  DECEMBER 31,
                   DECEMBER 31,    ------------------------------------
                       2004            2004        2003         2002
                   ------------    -----------    --------    ---------
General Physics      $ 57,624      $    8,881     $  4,233    $   1,599
GSE                     4,756            (174)         366            -
                     --------      ----------     --------    ---------
                     $ 62,380      $    8,707     $  4,599    $   1,599
                     ========      ==========     ========    =========

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


In 2004, the Company's taxable income before utilization of net operating loss carry forwards was approximately $22.0 million. In assessing the realizability of it's deferred tax assets, management considered it more likely than not that it's deferred tax assets would be realized and reduced it's valuation allowance by $12.2 million. As of December 31, 2004, the Company had federal net operating loss carry forwards of approximately $41.6 million, which expire during 2022 and 2023.


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

ITEM 8 IS HEREBY AMENDED AS INDICATED

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                        PAGE
FINANCIAL STATEMENTS OF GP STRATEGIES CORPORATION AND SUBSIDIARIES:

     Report of Independent Registered Public Accounting Firm - KPMG LLP                  39

     Report of Independent Registered Public Accounting Firm - Eisner LLP                40

     Consolidated Balance Sheets - December 31, 2004 and 2003                            41

     Consolidated Statements of Operations - Years ended December 31,
        2004, 2003 and 2002                                                              43

     Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
        - Years ended December 31, 2004, 2003 and 2002                                   44

     Consolidated Statements of Cash Flows - Years ended December 31,
        2004, 2003 and 2002                                                              45

     Notes to Consolidated Financial Statements                                          47

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
GP Strategies Corporation:

We have audited the accompanying consolidated balance sheet of GP Strategies Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed under item 15a(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the 2003 financial statements of Five Star Products, Inc., a formerly 54% owned subsidiary, which statements reflect total assets constituting 20% of the related 2003 consolidated total assets. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Five Star Products, Inc., is based solely on the report of other auditors.

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

/s/ KPMG LLP

Baltimore, Maryland
March 16, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Five Star Products, Inc.


We have audited the consolidated balance sheet of Five Star Products, Inc. and subsidiaries (the "Company") as of December 31, 2003 and the related consolidated statement of operations and comprehensive income, changes in stockholders' equity and cash flows for the year then ended (not shown separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Five Star Products, Inc. and subsidiaries as of December 31, 2003 and the consolidated results of their operations and their cash flows for the year then ended , in conformity with accounting principles generally accepted in the United States of America.

/s/ Eisner LLP

New York, New York
March 17, 2004, except for the first paragraph of Note 7, as to which the date is March 31, 2004

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2004 and 2003
              (In thousands, except shares and par value per share)

                                                                             2004       2003
                                                                           --------   --------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                              $  2,417   $  4,416
    Cash held in escrow from arbitration settlement                          13,798          -
    Accounts and other receivables, less allowance for doubtful accounts
      of $917 in 2004 and $1,739 in 2003                                     31,114     39,737
    Inventories                                                                   -     28,300
    Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                  16,834     14,502
    Deferred tax assets                                                       1,478          -
    Prepaid expenses and other current assets                                 4,350      6,705
                                                                           --------   --------
            Total current assets                                             69,991     93,660
                                                                           --------   --------
Investments and marketable securities                                             -      3,931
Property, plant and equipment, net                                            2,673      8,994
Intangible assets:
    Goodwill                                                                 62,380     62,395
    Patents, licenses and contract rights, net                                1,024      1,031
                                                                           --------   --------
                                                                             63,404     63,426
                                                                           --------   --------
Deferred tax assets                                                          16,651     11,688
Other assets                                                                  3,316      6,624
                                                                           --------   --------
                                                                           $156,035   $188,323
                                                                           ========   ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of long-term debt                                   $    100   $  1,112
    Short-term borrowings                                                     6,068     26,521
    Accounts payable and accrued expenses                                    33,219     38,107
    Billings in excess of costs and estimated earnings on
      uncompleted contracts                                                  10,003      9,922
                                                                           --------   --------
            Total current liabilities                                        49,390     75,662
                                                                           --------   --------
Long-term debt less current maturities                                       10,951     13,749
Other noncurrent liabilities                                                  1,739      1,728
                                                                           --------   --------
            Total liabilities                                                62,080     91,139
                                                                           --------   --------
Minority interests                                                            2,335      4,372
                                                                           --------   --------

                                                                     (Continued)

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2004 and 2003
              (In thousands, except shares and par value per share)

                                                                                   2004          2003
                                                                                 ----------   ----------
Stockholders' equity:
     Preferred stock, par value $0.01 per share
        Authorized 10,000,000 shares; issued none                                        -            -
     Common stock, par value $0.01 per share
        Authorized 25,000,000 shares; issued 16,669,757 in 2004 and 16,348,777 shares in 2003 (of which 8,994 in 2004 and 14,722
           shares in 2003 are held in treasury)                                        167          163
     Class B common stock, par value $0.01 per share
        Authorized 2,800,000 shares; issued and outstanding
           1,200,000 shares                                                             12           12
     Additional paid-in capital                                                    171,852      196,541
     Accumulated deficit                                                           (78,923)    (101,443)
     Accumulated other comprehensive income (loss)                                    (761)          24
     Notes receivable from stockholder                                                (619)      (2,322)
     Treasury stock at cost                                                           (108)        (163)
                                                                                 ---------    ---------
                 Total stockholders' equity                                         91,620       92,812
                                                                                 ---------    ---------
                                                                                 $ 156,035    $ 188,323
                                                                                 =========    =========

See accompanying notes to consolidated financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 2004, 2003 and 2002
                      (In thousands, except per share data)

                                                                      2004         2003         2002
                                                                   ----------   ----------   ----------
Revenue                                                            $ 193,973    $ 140,034    $ 142,237
Cost of revenue                                                      168,010      122,939      126,871
                                                                   ---------    ---------    ---------
        Gross profit                                                  25,963       17,095       15,366
Selling, general and administrative expenses                         (23,735)     (22,935)     (19,229)
                                                                   ---------    ---------    ---------
        Operating income (loss)                                        2,228       (5,840)      (3,863)
Interest expense                                                      (2,113)      (3,123)      (2,467)
Other income (expense) (including interest income of
     $317 in 2004, $424 in 2003 and $584 in 2002)                        649         (218)        (736)
Gain on arbitration award, net of legal fees and expenses             13,660            -            -
Gains on sales of marketable securities, net                               -          559        2,267
Valuation adjustment of liability for warrants                             -        1,436            -
                                                                   ---------    ---------    ---------
        Income (loss) from continuing operations before income
           tax (expense) benefit and minority interests               14,424       (7,186)      (4,799)
Income tax (expense) benefit                                           8,009         (985)         295
                                                                   ---------    ---------    ---------
        Income (loss) from continuing operations before minority      22,433       (8,171)      (4,504)
           interests
Minority interests                                                        12           60            -
                                                                   ---------    ---------    ---------
        Income (loss) from continuing operations                      22,445       (8,111)      (4,504)
Income (loss) from discontinued operations, net of income taxes           75         (165)        (724)
                                                                   ---------    ---------    ---------
        Net income (loss)                                          $  22,520    $  (8,276)   $  (5,228)
                                                                   =========    =========    =========

Per common share data:
Basic
        Income (loss) from continuing operations                   $    1.27    $   (0.47)   $   (0.29)
        Income (loss) from discontinued operations                         -        (0.01)       (0.05)
        Net income (loss)                                          $    1.27    $   (0.48)   $   (0.34)
Diluted
        Income (loss) from continuing operations                   $    1.23    $   (0.47)   $   (0.29)
        Income (loss) from discontinued operations                         -        (0.01)       (0.05)
        Net income (loss)                                          $    1.23    $   (0.48)   $   (0.34)

See accompanying notes to consolidated financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

 Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

                  Years ended December 31, 2004, 2003, and 2002
                 (In thousands, except for par value per share)

                                                               CLASS B                                   ACCUMULATED      NOTES
                                                  COMMON       COMMON                                       OTHER      RECEIVABLE
                                                   STOCK        STOCK       ADDITIONAL     ACCUMULATED  COMPREHENSIVE     FROM
                                                ($0.01 PAR)  ($0.01 PAR)  PAID-IN CAPITAL    DEFICIT    INCOME (LOSS)  STOCKHOLDER
                                                -----------  -----------  ---------------  -----------  -------------  -----------
Balance at December 31, 2001                     $     128    $       9     $ 180,078      $  (87,939)  $      8,364   $   (4,095)
                                                 ---------    ---------     ---------      ----------   ------------   ----------
Net loss                                                 -            -             -          (5,228)             -            -
Other comprehensive loss                                 -            -             -               -         (7,904)           -

    Total comprehensive loss

Proceeds from issuance of common stock                  26            3         9,910               -              -            -
                                                 ---------    ---------     ---------      ----------   ------------   ----------
Balance at December 31, 2002                           154           12       189,988         (93,167)           460       (4,095)
                                                 ---------    ---------     ---------      ----------   ------------   ----------
Net loss                                                 -            -             -          (8,276)             -
Other comprehensive loss                                 -            -             -               -           (436)           -

    Total comprehensive loss

Repayment of notes receivable from stockholder           -            -             -               -              -        1,773
Issuance and sale of common stock and warrants           9            -         6,553               -              -            -
                                                 ---------    ---------     ---------      ----------   ------------   ----------
Balance at December 31, 2003                           163           12       196,541        (101,443)            24       (2,322)
                                                 ---------    ---------     ---------      ----------   ------------   ----------
Net income                                               -            -             -          22,520              -
Other comprehensive loss                                 -            -             -               -           (861)           -

    Total comprehensive income

Repayment of notes receivable from stockholder           -            -             -               -              -        1,703
Distribution of net assets to NPDC                       -            -       (26,043)              -             76            -
Proceeds from issuance of common stock                   4            -         1,354               -              -            -
                                                 ---------    ---------     ---------       ---------    -----------   ----------
Balance at December 31, 2004                     $     167    $      12     $ 171,852       $ (78,923)   $      (761)  $     (619)
                                                 =========    =========     =========       =========    ===========   ==========

                                                                  TOTAL
                                                  TREASURY     STOCKHOLDERS'  COMPREHENSIVE
                                                STOCK AT COST     EQUITY      INCOME (LOSS)
                                                -------------  -------------  -------------
Balance at December 31, 2001                    $       (602)    $  95,943
                                                ------------     ---------
Net loss                                                   -        (5,228)     $  (5,228)
Other comprehensive loss                                   -        (7,904)        (7,904)
                                                                                ---------
    Total comprehensive loss                                                    $ (13,132)
                                                                                =========
Proceeds from issuance of common stock                   232        10,171
                                                ------------     ---------
Balance at December 31, 2002                            (370)       92,982
                                                ------------     ---------
Net loss                                                            (8,276)     $  (8,276)
Other comprehensive loss                                   -          (436)          (436)
                                                                                ---------

    Total comprehensive loss                               -                    $  (8,712)
                                                                                =========
Repayment of notes receivable from stockholder             -         1,773
Issuance and sale of common stock and warrants           207         6,769
                                                ------------     ---------
Balance at December 31, 2003                            (163)       92,812
                                                ------------     ---------
Net income                                                          22,520      $  22,520
Other comprehensive loss                                   -          (861)          (861)
                                                                                ---------
    Total comprehensive income                                                  $  21,659
                                                                                =========
Repayment of notes receivable from stockholder             -         1,703
Distribution of net assets to NPDC                         -       (25,967)
Proceeds from issuance of common stock                    55         1,413
                                                ------------     ---------
Balance at December 31, 2004                    $       (108)    $  91,620
                                                ============     =========

See accompanying notes to consolidated financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2004, 2003, and 2002
                                 (In thousands)

                                                                        2004        2003        2002
                                                                      ---------   ---------   ---------
Cash flows from operations:
    Income (loss) from continuing operations                          $ 22,445    $ (8,111)   $ (4,504)
    Income (loss) from discontinued operations, net of income taxes         75        (165)       (724)
                                                                      --------    --------    --------
    Net income (loss)                                                   22,520      (8,276)     (5,228)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Depreciation and amortization                                   4,084       2,928       3,304
         Gain on arbitration award, net                                (13,660)          -           -
         Deferred income taxes                                          (9,783)       (623)     (1,839)
         Minority interests                                               (407)        (30)          -
         Issuance of stock for retirement savings plan
            and non-cash compensation expense                            2,348       3,903        (146)
         Gains on sales of marketable securities                          (381)       (846)     (2,267)
         Write-off of deferred financing costs                               -         860           -
         Noncash debt conversion expense                                     -         622           -
         Valuation adjustment of liability for warrants                      -      (1,436)          -
         Loss on equity investments and other, net                           -         559       2,603
         Proceeds from sales of trading securities                         404         249           -
         Changes in other operating items, net of effect
            of acquisitions and disposals:
               Accounts and other receivables                           (5,379)      2,713       3,195
               Inventories                                               2,609      (6,698)        354
               Costs and estimated earnings in excess of
                 billings on uncompleted contracts                      (2,332)      3,788       2,584
               Accounts payable and accrued expenses                     2,707       4,656       1,901
               Billings in excess of costs and estimated
                 earnings on uncompleted contracts                          81       2,534      (3,174)
               Prepaid and other current assets                          1,442         194        (330)
               Changes in other operating items                            (69)        253        (128)
                                                                      --------    --------    --------
               Net cash provided by operations                           4,184       5,350         829
                                                                      --------    --------    --------
Cash flows from investing activities:
    Additions to property, plant and equipment                          (1,784)     (2,123)     (1,916)
    Additions to intangible assets                                        (250)       (422)     (1,503)
    Proceeds from sales of marketable securities                           609       2,124       3,833
    Cash acquired in acquisitions                                            -       2,853           -
    Decrease (increase) to investments and other                             -      (4,050)        489
                                                                      --------    --------    --------
               Net cash provided by (used in)
                 investing activities                                   (1,425)     (1,618)        903
                                                                      --------    --------    --------

                                                                     (continued)

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2004, 2003, and 2002
                                 (In thousands)

                                                                    2004        2003        2002
                                                                  ---------   ---------   ---------
Cash flows from financing activities:
    Proceeds from issuance of common stock                             860         955       7,850
    Proceeds from issuance of Class B common stock                       -           -       1,260
    Repayment of short-term borrowings                              (2,123)    (13,461)    (10,280)
    Deferred financing costs                                             -      (1,619)       (728)
    Proceeds from issuance of long-term debt                             -      14,674         890
    Repayment of long-term debt                                     (1,135)     (1,451)       (841)
    Distribution of cash to NPDC                                    (2,453)          -           -
                                                                  --------    --------    --------
               Net cash used in financing activities                (4,851)       (902)     (1,849)
                                                                  --------    --------    --------
Effect of exchange rate changes on cash and
    cash equivalents                                                    93          70         (72)
                                                                  --------    --------    --------
               Net increase (decrease) in cash and
                  cash equivalents                                  (1,999)      2,900        (189)
Cash and cash equivalents at beginning of year                       4,416       1,516       1,705
                                                                  --------    --------    --------
Cash and cash equivalents at end of year                          $  2,417    $  4,416    $  1,516
                                                                  ========    ========    ========
Supplemental disclosures of cash flow information:
    Cash paid during the year for:
       Interest                                                   $  2,383    $  1,379    $  1,942
       Income taxes                                               $    639    $    734    $    434

    Non-cash investing and financing activities:
       Distribution of non-cash net assets to NPDC (see note 3)   $ 23,514    $      -    $      -
       Additions to property financed with capital leases         $    111    $    163    $    889

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

            As part of GP's on-going operations to provide services to its customers, incidental expenses, which are commonly referred to as "out-of-pocket" expenses, are billed to customers, either directly as a pass-through cost or indirectly as a cost estimated on fixed-price contracts. Out-of-pocket expenses include expenses such as airfare, mileage, hotel stays, out-of-town meals and telecommunication charges. GP's policy provides for these expenses to be recorded as both revenue and direct cost of services in accordance with the provisions of Emerging Issues Task Force (EITF) 01-14, Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred.

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

            GSE's system design contracts do not provide for "post customer support service" (PCS) in terms of software upgrades, software enhancements or telephone support. In order to obtain PCS, the customers must purchase a separate contract at the date of system installation. Such PCS arrangements are generally for a one-year period, renewable annually, and include customer support, unspecified software upgrades, and maintenance releases. GSE recognizes revenue from these contracts ratably over the life of the agreements in accordance with SOP No.97-2, Software Revenue Recognition.

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

      Depreciation of property, plant and equipment is recognized on a straight-line basis over the following estimated useful lives:

          CLASS OF ASSETS                          USEFUL LIFE
-----------------------------------   --------------------------------------
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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

      Income (loss) per share (EPS) for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands, except per share amounts):

                                                      2004          2003         2002
                                                  -----------   -----------   -----------
INCOME (LOSS) USED IN COMPUTATION:
Income (loss) from continuing operations          $    22,445   $    (8,111)  $    (4,504)
Income (loss) from discontinued operations                 75          (165)         (724)
                                                  -----------   -----------   -----------
Net income (loss)                                 $    22,520   $    (8,276)  $    (5,228)
                                                  ===========   ===========   ===========

SHARES USED IN COMPUTATION:
     Weighted average shares
        outstanding, basic                             17,678        17,139        15,370
     Dilutive effect of outstanding
        stock options and warrants                        629             -             -
                                                  -----------   -----------   -----------
     Weighted average shares
        outstanding, diluted                           18,307        17,139        15,370
                                                  ===========   ===========   ===========

INCOME (LOSS) PER COMMON SHARE:
Basic
     Income (loss) from continuing operations     $      1.27   $     (0.47)  $     (0.29)
     Income (loss) from discontinued operations             -         (0.01)        (0.05)
                                                  -----------   -----------   -----------
     Net income (loss)                            $      1.27   $     (0.48)  $     (0.34)
                                                  ===========   ===========   ===========
Diluted
     Income (loss) from continuing operations     $      1.23   $     (0.47)  $     (0.29)
     Income (loss) from discontinued operations             -         (0.01)        (0.05)
                                                  -----------   -----------   -----------
     Net income (loss)                            $      1.23   $     (0.48)  $     (0.34)
                                                  ===========   ===========   ===========

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

      The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issues to Employees, and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price of the options.

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

                                         2004           2003           2002
                                    -------------   ------------   ------------
Net income (loss) - as reported     $      22,520   $     (8,276)  $     (5,228)
Compensation expense, net of tax:
     Company stock options                   (608)        (1,251)        (1,495)
     GSE stock options                        (30)          (181)             -
                                    -------------   ------------   ------------
Pro forma net income (loss)         $      21,882   $     (9,708)  $     (6,723)
                                    =============   ============   ============
Net income (loss) per share
     Basic - as reported            $        1.27   $      (0.48)  $      (0.34)
     Basic - pro forma              $        1.24   $      (0.57)  $      (0.44)
     Diluted - as reported          $        1.23   $      (0.48)  $      (0.34)
     Diluted - pro forma            $        1.21   $      (0.57)  $      (0.44)

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

      All derivatives, whether designated as hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in operations. If the derivative is designated as a cash flow hedge, the change in the fair value of the derivative and of the hedged item are recognized as an element of other comprehensive income.

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

                                                     2004         2003       2002
                                                  ----------   ---------   --------
Revenue                                           $  104,067   $  28,644   $  9,996
Operating income (loss)                                1,594        (189)       286
Interest expense                                      (1,108)       (502)      (303)
Income tax (expense) benefit                            (333)         99        524
Income (loss) from discontinued operations, net
       of income taxes                                    75        (165)      (724)

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

Assets:
       Cash and cash equivalents                    $     2,453
       Due from GP Strategies (arbitration award)         5,000
       Accounts and other receivables                    14,002
       Inventories                                       25,691
       Prepaid expenses and other current assets            391
       Investments and marketable securities              1,593
       Property, plant and equipment, net                 5,553
       Deferred tax assets, net                           4,045
       Goodwill and other assets                          2,818
                                                    -----------
             Total assets                                61,546
                                                    -----------

Liabilities:
       Accounts payable and accrued expenses             12,672
       Short-term borrowings                             18,330
       Long-term debt                                     2,961
       Minority interest and other liabilities            1,616
                                                    -----------
             Total liabilities                           35,579
                                                    -----------

                                                    -----------
             Net assets distributed to NPDC         $    25,967
                                                    ===========

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

(4)   GOODWILL AND INTANGIBLE ASSETS

            Changes in goodwill for the years ended December 31, 2004 and 2003 were as follows (in thousands):

                                                       2004        2003
                                                    ---------   ---------
Beginning of year balance                           $  62,395   $  57,491
GSE acquisition                                             -       4,755
Foreign currency translation                              187         149
Distribution of goodwill to NPDC                         (202)          -
                                                    ---------   ---------
End of year balance                                 $  62,380   $  62,395
                                                    =========   =========

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

(5)   MARKETABLE SECURITIES

            At December 31, 2003, the fair value of marketable securities were comprised of the following (in thousands):

                                2003
                             ---------
Millennium Cell Inc.         $   3,570
Hemispherx Biopharma, Inc.         361
                             ---------
                             $   3,931
                             =========

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

      The components of the net assets acquired were as follows (in thousands):

Cash                                            $   2,847
Accounts receivable and unbilled receivables        6,587
Intangible assets, including goodwill               2,684
Property, plant and equipment and
     other assets                                   2,444
                                                ---------
                 Total assets                      14,562
                                                ---------
Accounts payable, accrued expenses and
     other liabilities                              5,303
Billings in excess of revenue earned                3,528
                                                ---------
                 Total liabilities assumed          8,831
                                                ---------
                 GSE net assets as of
                    October 23, 2003            $   5,731
                                                =========

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

            The components of the net assets acquired were as follows (in thousands):

Accounts receivable                           $   13,267
Inventories                                       20,222
Property, plant and equipment and
     other assets                                  1,529
                                              ----------
                 Total assets                     35,018
                                              ----------
Short-term borrowings                             17,616
Accounts payable and accrued expenses             10,063
Debt to GP Strategies                              3,000
                                              ----------
                 Total liabilities assumed        30,679
                                              ----------
                 Five Star net assets as of
                    October 8, 2003           $    4,339
                                              ==========

            On February 6, 2004, Five Star announced that it would repurchase up to 5,000,000 shares, or approximately 30% of its common stock through a tender offer. The tender offer increased the Company's ownership in Five Star to approximately 64% as of November 24, 2004, prior to distribution.

(7)   PROPERTY, PLANT AND EQUIPMENT

            Property, plant and equipment consist of the following (in thousands):

                                                  DECEMBER 31
                                            --------------------
                                               2004       2003
                                            ----------   -------
Land                                        $        -       915
Buildings and improvements                           -     3,561
Machinery and equipment                          8,031    14,534
Furniture and fixtures                           3,843     8,583
Leasehold improvements                           1,204     2,072
                                            ----------   -------
                                                13,078    29,665

Accumulated depreciation and amortization      (10,405)  (20,671)
                                            ----------   -------
                                            $    2,673     8,994
                                            ==========   =======

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

(9)   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

            Accounts payable and accrued expenses are comprised of the following (in thousands):

                                 DECEMBER 31,
                            ----------------------
                               2004         2003
                            ----------   ---------
Accounts payable            $    8,936   $  22,795
Payroll and related costs        6,629       6,324
Amount payable to NPDC           5,000           -
Other accrued expenses          12,654       8,988
                            ----------   ---------
                             $  33,219   $  38,107
                            ==========   =========

            The Company distributed $12,672,136 in accounts payable and accrued expenses to NPDC (see note 3).

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

(10) LONG -TERM DEBT

      Long-term debt is comprised of the following (in thousands):

                                                      DECEMBER 31,
                                                  --------------------
                                                    2004        2003
                                                  --------    --------
6% conditional subordinated notes due 2008 (a)    $  7,500       7,500
ManTech Note (b)                                     5,251       5,251
Mortgage on MXL Pennsylvania facility (c)                -       1,405
Mortgage on MXL Illinois facility (d)                    -       1,185
Other (e)                                              190       1,782
                                                  --------    --------
                                                    12,941      17,123
Less warrant related discount, net of accretion     (1,890)     (2,262)
                                                  --------    --------
                                                    11,051      14,861
Less current maturities                               (100)     (1,112)
                                                  --------    --------
                                                  $ 10,951      13,749
                                                  ========    ========

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

      The GP Warrants have an exercise price of $6.14 per share, as amended following the spin-off of NPDC, and are exercisable at any time until August 2008. The exercise price may be paid in cash, by delivery of the Gabelli Notes, or a combination of the two. The GP Warrants contain anti-dilution provisions for stock splits, reorganizations, mergers and similar transactions. The fair value of the GP Warrants at the date of issuance was $2,389,000, which reduced long-term debt in the accompanying consolidated balance sheets.

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

      (d) MXL had a loan in the amount of $1,250,000, secured by a mortgage covering the real estate and fixtures on its property in Illinois. The loan requires monthly payments of principal and interest in the amount of $11,046 with interest at a fixed rate of 8.75% per annum and was to mature on June 26, 2006. The amount outstanding on November 24, 2004 was included in the net assets distributed to NPDC. The MXL loan is guaranteed by the Company.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

      (e) Other debt as of December 31, 2004, represents capital lease obligations for equipment. Other debt outstanding as of November 24, 2004 was included in the net assets distributed to NPDC.

      Aggregate annual maturities of long-term debt at December 31, 2004 are as follows (in thousands):

      2005          $   100
      2006               68
      2007               22
      2008           12,751
Thereafter                -
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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

(12) INCOME TAXES

      Income tax (expense) benefit for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands):

                                     YEARS ENDED DECEMBER 31,
                                   ---------------------------
                                     2004      2003      2002
                                   -------   -------   -------
Income tax (expense) benefit from  $ 8,009   $  (985)  $   295
       continuing operations
Income tax (expense) benefit from
       discontinued operations     $   466        99       524
                                   -------   -------   -------
                                     8,475   $  (886)  $   819
                                   =======   =======   =======

      The components of income tax (expense) benefit from continuing operations are as follows (in thousands):

                                                YEARS ENDED DECEMBER 31,
                                               ---------------------------
                                                2004      2003       2002
                                               -------   -------   -------
Current:
     Federal                                   $  (482)  $   (39)  $     -
     State and local                              (323)     (498)     (233)
     Foreign                                      (268)     (693)     (361)
                                               -------   -------   -------
                   Total current                (1,073)   (1,230)     (594)
                                               -------   -------   -------

Deferred:
     Federal                                     7,768         -       805
     State and local                             1,412         -        74
     Foreign                                       (98)      245         -
                                               -------   -------   -------
                   Total deferred                9,082       245       879
                                               -------   -------   -------
                   Total income tax (expense)
                       benefit                 $ 8,009   $  (985)  $   285
                                               =======   =======   =======

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

      The difference between the (expense) benefit for income taxes computed at the statutory rate and the reported amount of tax (expense) benefit is as follows:

                                                         DECEMBER 31,
                                                   -----------------------
                                                   2004     2003     2002
                                                   -----    -----    -----
Federal income tax rate                            (35.0)%   35.0%    35.0%
Foreign, state and local taxes net of
     Federal benefit                                (5.2)    (6.6)    (7.8)
Taxes of subsidiaries that are not
     consolidated for tax purposes                     -     (1.9)       -
Items not deductible - primarily meals and
     entertainment                                  (1.7)    (6.4)    (3.7)
Valuation allowance adjustment                      84.6    (29.0)
Change in effective rate, primarily net operating
     loss carry forwards                            16.5        -        -
Net losses from foreign operations for
     which no tax benefit has been provided         (0.6)    (0.8)    (2.1)
Tax effect recorded in stockholders' equity
     for sale of available-for sale-securities      (0.7)    (4.5)   (11.5)
Other                                               (2.4)     0.5     (3.8)
                                                   -----    -----    -----
Effective tax rate expense (benefit)                55.5%   (13.7)%    6.1%
                                                   =====    =====    =====


      As of December 31, 2004, the Company has approximately $41,620,000 of Federal net operating loss carryforwards. These carryforwards expire during 2022 and 2023. The Company has approximately $1,455,000 of available credit carryovers which may be carried over indefinitely. In addition, GSE, which is not consolidated with the Company for tax reporting, has approximately $16,119,000 of Federal net operating loss carry forwards that expire from 2012 through 2023.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

      The tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities that are included in the net deferred tax assets (liabilities) are summarized as follows (in thousands):

                                                                      DECEMBER 31,
                                                                  -------------------
                                                                    2004       2003
                                                                  --------   --------
Deferred tax assets:
     Allowance for doubtful accounts                              $    342        405
     Accrued liabilities                                             1,574      2,166
     Net Federal, State and Foreign operating loss carryforwards    16,383     22,751
     Tax credit carryforwards                                        1,455        972
     Tax benefits of subsidiaries not consolidated for tax
         purposes                                                       50        227
     Investment in partially owned companies                         1,602        128
                                                                  --------   --------
                   Deferred tax assets                              21,406     26,649
Deferred tax liabilities:
     Property and equipment, principally due to
         difference in depreciation and amortization                 2,888      2,375
                                                                  --------   --------
                   Net deferred tax assets                          18,518     24,274
Less valuation allowance                                              (389)   (12,586)
                                                                  --------   --------
                   Net deferred tax assets                        $ 18,129     11,688
                                                                  ========   ========

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

(13) COMPREHENSIVE INCOME (LOSS)

      The following are the components of comprehensive income (loss) (in thousands):

                                                      YEARS ENDED DECEMBER 31,
                                                   ------------------------------
                                                     2004       2003       2002
                                                   --------   --------   --------
Net income (loss)                                  $ 22,520   $ (8,276)  $ (5,228)
Other comprehensive (loss) income,
     before income tax benefit
         Net unrealized loss on available-for-
            sale securities                          (1,703)    (1,067)   (12,130)
         Fair value change on interest rate
            swap                                        (82)        82          -
         Foreign currency translation adjustments       237        139       (492)
                                                   --------   --------   --------
            Comprehensive loss before
                income tax benefit                   (1,548)      (846)   (12,622)
     Income tax benefit                                 687        410      4,718
                                                   --------   --------   --------
            Comprehensive income (loss)            $ 21,659   $ (8,712)  $(13,132)
                                                   ========   ========   ========

      The components of accumulated other comprehensive income are as follows (in thousands):

                                                DECEMBER 31,
                                              -----------------
                                                2004      2003
                                              -------   -------
Net unrealized gain on available-for-sale
     securities                               $    20   $ 1,613
Net unrealized gain on interest rate swap           -        82
Foreign currency translation adjustment          (773)   (1,010)
                                              -------   -------
                   Accumulated other
                       comprehensive income
                       before tax                (753)      685
Accumulated income tax expense related
     to items of other comprehensive loss          (8)     (661)
                                              -------   -------
                   Accumulated other
                       comprehensive income,
                       net of tax             $  (761)  $    24
                                              =======   =======

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

      Changes in options and warrants outstanding during 2004, 2003 and 2002, and options and warrants exercisable and shares reserved for issuance at December 31, 2004, 2003 and 2002 are as follows:

                                                    NUMBER OF     WEIGHTED
                                    PRICE RANGE    OPTIONS AND     AVERAGE
OPTIONS AND WARRANTS OUTSTANDING     PER SHARE       WARRANTS   EXERCISE PRICE
--------------------------------  ---------------  -----------  --------------
December 31, 2001                 $3.00 - $15.375   2,790,665      $     7.37

Granted                           $3.60 - $4.75       845,800            4.13
Exercised                         $3.60 - $4.61        (1,233)           4.08
Terminated                        $3.60 - $14.625    (722,235)           7.87
                                                   ----------
December 31, 2002                 $3.00 - $15.375   2,912,997            6.57

Granted                           $4.90 - $8.00     1,222,250            7.32
Exercised                         $3.00 - $5.1875    (248,983            3.94
Terminated                        $3.60 - $14.625     (96,367            6.16
                                                   ----------
December 31, 2003                 $3.00 - $15.375   3,789,897            7.00
                                                   ----------
Granted                           $6.86 - $7.66       126,000            7.13
Exercised                         $2.82 - $7.13      (199,959)           4.33
Terminated                        $3.01 - $15.375    (979,423)           8.98
Spin-off adjustment                                   322,814
                                                   ----------
December 31, 2004                 $2.81-$12.85      3,059,329            5.01
                                                   ==========

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

      Weighted average characteristics of outstanding and exercisable stock options and warrants by exercise price range as of December 31, 2004 were as follows:

                 OUTSTANDING OPTIONS AND WARRANTS   EXERCISABLE OPTIONS
                 --------------------------------  ---------------------
                               WEIGHTED  WEIGHTED               WEIGHTED
                  NUMBER OF    AVERAGE    AVERAGE   NUMBER OF    AVERAGE
    RANGE OF     OPTIONS AND    YEARS    EXERCISE  OPTIONS AND  EXERCISE
EXERCISE PRICES   WARRANTS    REMAINING   PRICE     WARRANTS     PRICE
---------------  -----------  ---------  --------  -----------  --------
$2.82 - $3.97     1,160,176      3.90    $   3.38   1,023,231   $   3.35
$4.09 - $5.54       332,160      3.97        4.36     309,245       4.27
$5.96 - $6.48     1,517,993      3.16        6.22   1,376,920       6.22
$6.86 - $12.84       49,000      3.22       10.52      37,769      10.39
                  ---------      ----    --------   ---------   --------
                  3,059,329      3.53    $   5.01   2,747,165   $   4.99
                  =========      ====    ========   =========   ========

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

      Stock option and warrant activity for GSE is as follows:

                                        NUMBER OF       WEIGHTED
OPTIONS AND WARRANTS    PRICE RANGE    OPTIONS AND      AVERAGE
   OUTSTANDING           PER SHARE      WARRANTS    EXERCISE PRICE
--------------------  ---------------  -----------  --------------
October 23, 2003      $1.00 - $14.750    1,931,376      $ 3.93
Terminated            $2.00 - $2.800       (27,400)       2.31
December 31, 2003     $1.00 - $14.750    1,903,976        3.95
Terminated            $1.48 - $2.950       (37,200)       3.79
                                       -----------
December 31, 2004     $1.00 - $14.750    1,866,776        3.96
                                       ===========

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

      The following table summarizes information relating to currently outstanding and exercisable options and warrants at December 31, 2004:

                                 WEIGHTED   WEIGHTED
                                  AVERAGE   AVERAGE
    RANGE OF           NUMBER      YEARS    EXERCISE
EXERCISE PRICES     OUTSTANDING  REMAINING   PRICE
-----------------  ------------  ---------  --------
$0.00   -  $1.47      175,000       2.5     $  1.19
$1.48   -  $2.95      528,350       3.0        2.15
$2.96   -  $4.43      789,485       1.6        3.67
$4.44   -  $5.90      200,000       2.1        4.75
$5.91   -  $7.38       10,000       2.3        6.38
$7.39   -  $8.85       20,000       2.2        7.50
$8.86   -  $11.80      17,700       1.6       11.25
$11.81 - $14.75       126,241       0.7       14.11
                    ---------       ---     -------
           Total    1,866,776       2.1     $  3.96
                    =========       ===     =======

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

      The following table sets forth the revenue and operating results attributable to each line of business and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income (loss) before income taxes (in thousands):

                                                YEARS ENDED DECEMBER 31,
                                           ---------------------------------
                                             2004        2003        2002
                                           ---------   ---------   ---------
Revenue:
     General Physics                       $ 165,066   $ 133,975   $ 142,237
     GSE                                      28,907       6,059           -
                                           ---------   ---------   ---------
                                           $ 193,973   $ 140,034   $ 142,237
                                           =========   =========   =========
Operating profit:
     General Physics                       $   8,881   $   4,233   $   1,599
     GSE                                        (174)        366           -
     Corporate and other                      (6,479)    (10,439)     (5,462)
                                           ---------   ---------   ---------
                                               2,228      (5,840)     (3,863)
Interest expense                              (2,113)     (3,123)     (2,467)
Other income (expense), gain on
     arbitration award, net, gains
     on sales of marketable securities,
     net and valuation adjustment of
     liability for warrants                   14,309       1,777       1,531
                                           ---------   ---------   ---------
            Income (loss) from continuing
                operations before income
                taxes and minority
                interests                  $  14,424   $  (7,186)  $  (4,799)
                                           =========   =========   =========

      For the years ended December 31, 2004, 2003 and 2002, sales to the United States government and its agencies represented approximately 37%, 32% and 32%, respectively, of the Company's revenue.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

      Additional information relating to the Company's business segments is as follows (in thousands):

                                   DECEMBER 31,
                          ----------------------------
                            2004      2003      2002
                          --------  --------  --------
Identifiable assets:
     General Physics      $130,529  $ 97,289  $102,171
     GSE                    17,208    19,817         -
     MXL (1)                     -    10,462     9,818
     Five Star (1)               -    38,721         -
     Corporate and other     8,298    22,034    32,916
                          --------  --------  --------
                          $156,035  $188,323  $144,905
                          ========  ========  ========

                                             YEARS ENDED DECEMBER 31,
                                            --------------------------
                                              2004      2003     2002
                                            --------  -------  -------
Additions to property, plant and equipment:
     General Physics                         $ 1,085  $   707  $ 1,523
     GSE                                         227       20        -
     MXL (1)                                     238    1,135      368
     Five Star (1)                               226      159        -
     Corporate and other                           8      102       25
                                             -------  -------  -------
                                             $ 1,784  $ 2,123  $ 1,916
                                             =======  =======  =======

Depreciation and amortization:
     General Physics                         $ 1,645  $ 1,601  $ 1,854
     GSE                                         853      192        -
     MXL (1)                                     559      565      510
     Five Star  (1)                              170       47        -
     Corporate and other                         857      523      940
                                             -------  -------  -------
                                             $ 4,084  $ 2,928  $ 3,304
                                             =======  =======  =======

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

                  YEARS ENDED DECEMBER 31,
                ----------------------------
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

                        DECEMBER 31,
                ----------------------------
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

      The Company has guaranteed the leases for Five Star's New Jersey and Connecticut warehouses, totaling approximately $1,589,000 per year through the first quarter of 2007. The Company's guarantee of such leases was in effect when the Five Star business was conducted by a wholly-owned subsidiary of the Company. In 1998, the Company sold substantially all of the operating assets of the Five Star business to the predecessor corporation of Five Star. As part of this transaction, the landlord of the New Jersey and Connecticut facilities and the lessor of the equipment did not consent to the release of the Company's guarantee. The Company has also guaranteed the mortgages for MXL's Illinois and Pennsylvania properties through June 2006 and March 2011, respectively, as well as $700,000 in debt entered into by MXL on October 1, 2003 in connection with the

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

      acquisition of certain assets from AOtec, LLC. The Company's guarantees continued after the spin-off.

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

      NPDC was included in the Company's consolidated income tax group and NPDC's tax liability was included in the consolidated federal income tax liability of the Company until the time of the spin-off. The Tax Sharing Agreement provides for tax sharing payments between the Company and NPDC for periods prior to the spin-off, so that NPDC will be generally responsible for the taxes attributable to its lines of business and entities comprising it and the Company will be generally responsible for the taxes attributable to its lines of business and the entities comprising it.

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

      Minimum rentals under long-term operating leases are as follows (in thousands):

                          MACHINERY
                REAL         AND
              PROPERTY    EQUIPMENT     TOTAL
              --------    ---------    --------
2005          $  3,920    $   1,044    $  4,964
2006             3,261          415       3,676
2007             2,755          190       2,945
2008             1,746           31       1,777
2009               890            2         892
Thereafter       5,313            -       5,313
              --------    ---------    --------
     Total    $ 17,885    $   1,682    $ 19,567
              ========    =========    ========

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

      Pursuant to such agreement, in January 2005, the Company has made a $5,000,000 distribution to NPDC out of the proceeds of the arbitration award. The net cash proceeds to the Company was approximately $8,500,000 after legal fees and distribution to NPDC. A portion of such net proceeds was used to reduce to zero the outstanding balance of General Physics' revolving credit facility, which as of December 31, 2004 was $6.1 million. The Company is not a party to any legal proceeding, the outcome of which is believed by management to have a reasonable likelihood of having a material adverse effect upon the financial condition and operating results of the Company.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

(19) QUARTERLY INFORMATION (UNAUDITED)

      The Company's quarterly financial information has not been audited but, in management's opinion, includes all adjustments necessary for a fair presentation.

                                                                             THREE MONTHS ENDED              YEAR ENDED
                                                          ------------------------------------------------  ------------
                                                          MARCH 31,  JUNE 30,  SEPTEMBER 30,  DECEMBER 31,  DECEMBER 31,
                                                            2004       2004         2004          2004          2004
                                                          ---------  --------  -------------  ------------  ------------
Revenue                                                   $  42,720  $ 47,074  $      51,518  $     52,661  $    193,973
Gross profit                                                  5,702     6,300          6,989         6,972        25,963
Income from continuing operations                                16       280            559        21,590        22,445

Income from discontinued operations,
    net of income taxes                                         115       113           (130)          (23)           75
Net income                                                      131       393            429        21,567        22,520
Per common share data
Basic:
    Income from continuing operations                     $       -  $   0.02  $        0.03  $       1.21  $       1.27
    Income (loss) from discontinued
        operations, net of income taxes                        0.01         -          (0.01)            -             -
    Net income                                                 0.01      0.02           0.02          1.21          1.27

Diluted:
    Income from continuing operations                     $       -  $   0.02  $        0.03  $       1.15  $       1.23
    Income (loss) from discontinued
        operations, net of income taxes                        0.01         -          (0.01)            -             -
    Net income                                                 0.01      0.02           0.02          1.15          1.23

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2004 and 2003

                                                                     THREE MONTHS ENDED                     YEAR ENDED
                                                     ----------------------------------------------------  ------------
                                                     MARCH 31,    JUNE 30,   SEPTEMBER 30,   DECEMBER 31,  DECEMBER 31,
                                                       2003        2003          2003           2003            2003
                                                     ---------    --------   -------------   ------------  ------------
Revenue                                              $  33,871    $ 33,986   $      32,313   $     39,864  $    140,034
Gross profit                                             3,465       3,906           4,128          5,596        17,095
Loss from continuing operations                           (609)     (3,025)         (2,524)        (1,953)       (8,111)
Income (loss) from discontinued
    operations, net of income taxes                        (94)        159            (323)            93          (165)
Net loss                                                  (703)     (2,866)         (2,847)        (1,860)       (8,276)
Per common share data
Basic:
    Loss from continuing operations                  $   (0.04)   $  (0.18)  $       (0.14)  $      (0.11) $      (0.47)
    Income (loss) from discontinued
        operations, net of income taxes                  (0.01)       0.01           (0.02)          0.01         (0.01)
    Net loss                                             (0.05)      (0.17)          (0.16)         (0.10)        (0.48)

Diluted:
    Loss from continuing operations                  $   (0.04)   $  (0.18)  $       (0.14)  $      (0.11) $      (0.47)
    Income (loss) from discontinued
        operations, net of income taxes                  (0.01)       0.01           (0.02)          0.01         (0.01)
    Net loss                                             (0.05)      (0.17)          (0.16)         (0.10)        (0.48)

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

                                               GP STRATEGIES CORPORATION

Dated: April 4, 2005                           Jerome I. Feldman
                                               Chief Executive Officer

Index No.                Exhibit Number

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

3.3 Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant dated June 23, 1997.**

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

10.3      General Physics Corporation 2004 Bonus Plan.**

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

10.10 Amendment, dated January 21, 2005, to Employment Agreement dated as of July 1, 1999 between the Company and Scott N. Greenberg. Incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on January 25, 005.

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

10.15 Amendment, dated January 21, 2005, to Employment Agreement dated as of July 1, 1999 between the Company and Douglas E. Sharp. Incorporated herein by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on January 25, 005.

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

10.47 Form of GP Strategies Corporation Warrant Certificate dated August 14, 2003. Incorporated herein by reference to Exhibit 10.02 to the Registrant's Form 10-Q for the quarter ended June 30, 2003.

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

10.59 Form of Management Agreement between the Registrant and National Patent Development Corporation. Incorporated herein by reference to
          Exhibit 10.1 of National Patent Development's Corporation Form S-1, Registration No. 333-118568.

10.61 Form of Management Agreement between National Patent Development Corporation and the Registrant. Incorporated herein by reference to
          Exhibit 10.2. of National Patent Development Corporation's Form S-1, Registration No. 333-118568.

10.60 Form of Management Agreement between National Patent Development Corporation and the Registrant. Incorporated herein by references to
          Exhibit 10.2 of National Patent Development Corporation's Form S-1, Registration No. 333-118568.

10.61 Form of Tax Sharing Agreement between the Registrant and National Patent Development Corporation. Incorporated herein by reference to
          Exhibit 10.4 of National Patent Development Corporation's Form S-1, Registration No. 333-118568.

10.62 Form of Distribution Agreement between the Registrant and National Patent Development Corporation. Incorporated herein by reference to
          Exhibit 2.1 of National Patent Development Corporation's Form S-1, Registration No. 333-118568.

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

21        Subsidiaries of the Registrant**

22        Not Applicable

23        Consent of KPMG LLP, Independent Registered Public Accounting Firm*

23.1      Consent of Eisner LLP, Independent Registered Public Accounting Firm*

28        Not Applicable

31.1      Certification of Chief Executive Officer**

31.2      Certification of Chief Financial Officer**

32.1      Certification Pursuant to Section 18 U.S.C. Section 1350 **

*  Filed herewith.

**Previously Filed