Form 10-K/A
period 2004-12-31
GP STRATEGIES CORP
filed 2005-04-29
CIK 70415

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                 Amendment No. 2

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended                          December 31, 2004

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange
    Act of 1934

For the transition period from                   to ________________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer. Yes X No_

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

                                EXPLANATORY NOTE

GP Strategies Corporation (the "Company or we") filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the "Initial Form 10-K") with the Securities and Exchange Commission (the "Commission") on March 17, 2005, and Amendment No. 1 on Form 10-K/A on April 4, 2005.

At the time of the Initial Form 10-K filing, we elected to rely on an exemptive order of the Commission, made available to companies with fiscal years ending between November 15, 2004 and February 28, 2005, to defer the inclusion in our Initial Form 10-K, for up to 45 days, of our management's report, and the report of our independent registered public accounting firm, on the effectiveness of our internal control over financial reporting. Those reports are being included in Item 9A of our Initial Form 10-K by the filing of this Amendment No. 2 on Form 10-K/A.

Except for the matters disclosed in Amendment No. 1 and Amendment No. 2 on Form 10-K/A, the Initial Form 10-K continues to speak as of March 17, 2005, which was the date of its initial filing with the Commission, and we have not updated the disclosures contained therein to reflect events that have occurred since the date of that initial filing.

Item 9A: Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed by it in its reports filed or submitted pursuant to the Securities Exchange Act of 1934, as amended (Exchange
Act), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that information required to be disclosed by the Company in its Exchange Act reports is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

(b) Management's Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's internal control over financial reporting as of December 31, 2004, based on the framework in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

In conducting the aforementioned evaluation and assessment, management identified the following material weaknesses in internal control over financial reporting as of December 31, 2004:

       The Company's policies and procedures did not provide for adequate management oversight and review of the Company's income tax accounting.

       This lack of adequate management oversight and review of the Company's income tax accounting resulted in material errors in the Company's income tax provision, which were identified and corrected prior to the issuance of the accompanying 2004 consolidated financial statements. This deficiency represents more than a remote likelihood that a material misstatement of the Company's annual or interim financial statements would not have been prevented or detected.

       The Company's policies and procedures did not provide for adequate management oversight and review of the Company's consolidated financial statements and footnote disclosures. In addition, the Company did not have adequate technical resources to ensure the timely completion and review of its consolidated financial statements and footnote disclosures. These deficiencies resulted in material errors in the consolidated financial statements, primarily the number of weighted average common shares outstanding used in the earnings per share calculation, the presentation of cash flows from operating and financing activities, and certain financial statement footnote disclosures related to income taxes and stock-based compensation, which were identified and corrected prior to the issuance of the accompanying 2004 consolidated financial statements. These deficiencies represent more than a remote likelihood that a material misstatement of the Company's annual or interim financial statements would not have been prevented or detected.

Based on the material weaknesses described above, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2004. This assessment is based on management's conclusion that as of December 31, 2004, there was more than a remote likelihood that a material misstatement of the Company's annual or interim financial statements would not be prevented or detected on a timely basis by Company employees in the normal course of performing their assigned functions.

Management's assessment of the effectiveness of its internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, whose report appears below.

(c) Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting during the fourth quarter of 2004 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Regarding the material weaknesses described in Management's Annual Report on Internal Control Over Financial Reporting above, the Company has, subsequent to December 31, 2004, revised its processes and procedures to prepare the consolidated income tax provision and the consolidated financial statements and footnote disclosures, and implemented additional management review controls over the related processes. The Company expects to hire additional technical resources to dedicate to the Company's financial reporting requirements.

(d) Limitations of Effectiveness of Controls

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. The design of any control system is based, in part, upon the benefits of the control system relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of control. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Also, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these inherent limitations, misstatements due to error or fraud may occur and not be detected. The Company's controls and procedures are designed to provide a reasonable level of assurance of achieving their objectives.

(e) Report of the Independent Registered Public Accounting Firm

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
GP Strategies Corporation:

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting (Item 9A(b)), that GP Strategies Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses identified in management's assessment related to inadequate management oversight and review of the Company's income tax accounting and preparation of its consolidated financial statements and footnote disclosures, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GP Strategies Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment as of December 31, 2004:

       The Company's policies and procedures did not provide for adequate management oversight and review of the Company's income tax accounting. This lack of adequate management oversight and review of the Company's income tax accounting resulted in material errors in the Company's income tax provision.

       The Company's policies and procedures did not provide for adequate management oversight and review of the Company's consolidated financial statements and footnote disclosures. In addition, the Company did not have adequate technical resources to ensure the timely completion and review of its consolidated financial statements and footnote disclosures. These deficiencies resulted in material errors in the consolidated financial statements, primarily the number of weighted average common shares outstanding used in the earnings per share calculation, the presentation of cash flows from operating and financing activities, and certain financial statement footnote disclosures related to income taxes and stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GP Strategies Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 16, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management's assessment that GP Strategies Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, GP Strategies Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).


/S/ KPMG LLP

Baltimore, Maryland
April 25, 2005

                                    SIGNATURE




         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  GP STRATEGIES CORPORATION



Dated: April 29, 2005                             Scott N. Greenberg
                                                  Chief Financial Officer

                                Index to Exhibit



Exhibit No.                         Document

   23          Consent of KPMG LLP, Independent Registered Public Accounting
               Firm