Form 10-Q
period 2005-03-31
GP STRATEGIES CORP
filed 2005-05-13
CIK 70415

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended March 31, 2005

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

For the transition period from ____________ to ___________

Commission File Number: 1-7234

                            GP Strategies Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                             13-1926739
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

777 Westchester Avenue, White Plains, New York                    10604
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                 (914)-249-9700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Exchange Act). Yes [X] No [ ]

      Indicate the number of shares outstanding of each of issuer's classes of common stock as of May 4, 2005:

               Common Stock                  16,850,612 shares
               Class B Capital                1,200,000 shares

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                            PAGE

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

      Condensed Consolidated Balance Sheets -
         March 31, 2005 and December 31, 2004                                1

      Condensed Consolidated Statements of Operations-
         Three Months Ended March 31, 2005 and 2004                          2

      Condensed Consolidated Statements of Cash Flows -
         Three Months Ended March 31, 2005 and 2004                          3

      Notes to Condensed Consolidated Financial Statements                   4

Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                   16

Item 3. Quantitative and Qualitative Disclosure About Market Risk           21

Item 4. Controls and Procedures                                             21

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  23

Item 2.  Changes in Securities and Use of Proceeds                          23

Item 3.  Defaults Upon Senior Securities                                    23

Item 4.  Submission of Matters to a Vote of Security Holders                23

Item 5.  Other Information                                                  23

Item 6. Exhibits                                                            23

Signatures                                                                  24

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       MARCH 31,
                                                                                          2005        DECEMBER 31,
                                                                                      (UNAUDITED)         2004
                                                                                      -----------     ------------
                                           ASSETS
Current assets:
     Cash and cash equivalents                                                        $     5,489     $      2,417
     Cash held in escrow from arbitration settlement                                           --           13,798
     Accounts and other receivables, less allowance for doubtful accounts
        of $738 in 2005 and $917 in 2004                                                   25,846           31,114
     Costs and estimated earnings in excess of billings on uncompleted contracts           19,023           16,834
     Prepaid expenses and other current assets                                              7,276            5,828
                                                                                      -----------     ------------
                   Total current assets                                                    57,634           69,991
                                                                                      -----------     ------------
Property, plant and equipment, net                                                          2,744            2,673
Intangible assets:
     Goodwill                                                                              62,351           62,380
     Patents, licenses and contract rights, net                                               935            1,024
                                                                                      -----------     ------------
                                                                                           63,286           63,404
Deferred tax assets                                                                        16,304           16,651
Other assets                                                                                3,454            3,316
                                                                                      -----------     ------------
                   Total assets                                                       $   143,422     $    156,035
                                                                                      ===========     ============
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                                             $        94     $        100
     Short-term borrowings                                                                    700            6,068
     Accounts payable and accrued expenses                                                 26,178           33,219
     Billings in excess of costs and estimated earnings on uncompleted contracts            8,754           10,003
                                                                                      -----------     ------------
                   Total current liabilities                                               35,726           49,390
Long-term debt less current maturities                                                     11,029           10,951
Other non-current liabilities                                                               1,727            1,739
                                                                                      -----------     ------------
                   Total liabilities                                                       48,482           62,080
                                                                                      -----------     ------------
Minority interest                                                                           1,958            2,335
Stockholders' equity:
     Common stock, par value $0.01 per share                                                  168              167
     Class B capital stock, par value $0.01 per share                                          12               12
     Additional paid-in capital                                                           172,481          171,852
     Accumulated deficit                                                                  (78,456)         (78,923)
     Accumulated other comprehensive loss                                                    (496)            (761)
     Note receivable from stockholder                                                        (619)            (619)
     Treasury stock, at cost                                                                 (108)            (108)
                                                                                      -----------     ------------
                   Total stockholders' equity                                              92,982           91,620
                                                                                      -----------     ------------
                   Total liabilities and stockholders' equity                         $   143,422     $    156,035
                                                                                      ===========     ============

See accompanying notes to the condensed consolidated financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                               -----------------------
                                                                 2005          2004
                                                               ---------     ---------
Revenue                                                        $  49,853     $  42,720
Cost of revenue                                                   43,274        37,019
                                                               ---------     ---------
        Gross profit                                               6,579         5,702
Selling, general and administrative expenses                      (5,451)       (4,891)
                                                               ---------     ---------
        Operating income                                           1,128           811
Interest expense                                                    (380)         (633)
Other income (including interest income of $46 in 2005
     and $4 in 2004)                                                 194           138
                                                               ---------     ---------
        Income from continuing operations before income
            tax expense and minority interest                        942           316
Income tax expense                                                  (851)         (273)
                                                               ---------     ---------
        Income from continuing operations before minority
            interest                                                  91            43
Minority interest                                                    377           (27)
                                                               ---------     ---------
        Income from continuing operations                            468            16
Income from discontinued operations, net of income taxes              --           115
                                                               ---------     ---------
        Net income                                             $     468     $     131
                                                               =========     =========

Per common share data:
Basic
        Income from continuing operations                      $    0.03     $       -
        Income from discontinued operations                            -          0.01
        Net income                                                  0.03          0.01
Diluted
        Income from continuing operations                      $    0.02     $       -
        Income from discontinued operations                           --          0.01
        Net income                                                  0.02          0.01

See accompanying notes to the condensed consolidated financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                2005         2004
                                                                             ---------     --------
Cash flows from operating activities:
     Income from continuing operations                                       $     468     $     16
     Income from discontinued operations, net of income taxes                       --          115
                                                                             ---------     --------
     Net income                                                                    468          131
     Adjustments to reconcile net income to net cash
        provided (used) by operating activities:
            Depreciation and amortization                                          732          875
            Collection of deposit in escrow                                     13,798
            Issuance of stock for retirement savings plan
               and non-cash compensation expense (recovery)                         60         (122)
            Gain on sales of marketable securities                                  --         (301)
            Changes in other operating items, net of effect of
               acquisitions and disposals:                                      (6,969)      (4,518)
                                                                             ---------     --------
                   Net cash provided (used) by operations                        8,089       (3,935)
                                                                             ---------     --------
Cash flows from investing activities:
     Additions to property, plant and equipment                                   (404)        (374)
     Proceeds from sales of marketable securities                                   --          872
                                                                             ---------     --------
                   Net cash provided (used) by investing activities               (404)         498
                                                                             ---------     --------
Cash flows from financing activities:
     Proceeds from (repayment of) short-term borrowings, net                    (5,368)       3,374
     Proceeds from exercised stock options                                         391          218
     Repayment of long-term debt                                                    --         (266)
     Other financing activities                                                     86           --
                                                                             ---------     --------
                   Net cash provided (used) by financing activities             (4,891)       3,326
                                                                             ---------     --------
Effect of exchange rate changes on cash and cash equivalents                       278            3
                                                                             ---------     --------
                   Net increase (decrease) in cash and cash equivalents          3,072         (108)
Cash and cash equivalents at the beginning of the period                         2,417        4,416
                                                                             ---------     --------
Cash and cash equivalents at the end of the period                           $   5,489     $  4,308
                                                                             =========     ========

See accompanying notes to the condensed consolidated financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                   Three months ended March 31, 2005 and 2004
                                   (Unaudited)

(1)   BASIS OF PRESENTATION

      GP Strategies Corporation ("the Company") was incorporated in Delaware in 1959. As of March 31, 2005, the Company's business consists of its training and workforce development business operated by General Physics Corporation ("General Physics" or "GP") and its simulation business operated by GSE Systems Inc. ("GSE").

      The accompanying condensed consolidated balance sheet as of March 31, 2005 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2005 have not been audited, but have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004 as presented in our Annual Report on Form 10-K/A dated April 5, 2005. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2005 interim periods are not necessarily indicative of results to be expected for the entire year. Certain amounts in 2004 have been reclassified to conform with the presentation for 2005.

      Prior to November 24, 2004, the Company had five operating business segments: Manufacturing & Process, Information Technology, Simulation, Optical Plastics and Home Improvement Distribution. On November 24, 2004, the Company completed the distribution, which we refer to as the "spin-off," of the common stock of National Patent Development Corporation ("NPDC"), which comprised our Optical Plastics and Home Improvement Distribution segments and certain other non-core assets.

      Subsequent to the spin-off, we have reclassified the operations of NPDC as discontinued in our condensed consolidated financial statements for the three months ended March 31, 2004.

      General Physics is a workforce development company that improves the effectiveness of organizations by providing training, management consulting, e-Learning solutions and engineering services that are customized to meet the specific needs of clients.

      GSE develops and delivers business and technology solutions by applying simulation software, systems and services to energy, process and manufacturing industries worldwide. In the first quarter of 2005, GSE incurred a significant operating loss. GSE's revenue and profitability were primarily impacted by a lower volume of orders logged.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                   Three months ended March 31, 2005 and 2004
                                   (Unaudited)

      The condensed consolidated financial statements include the operations of the Company and its majority-owned subsidiaries. The minority interests balance as of March 31, 2005 and December 31, 2004 is comprised of the 43% minority share in GSE, which the Company did not own. All significant intercompany balances and transactions have been eliminated.

(2)   INCOME PER SHARE

      Basic income per share is based upon the weighted average number of common shares outstanding, including Class B stock, during the periods. Class B stockholders have the same rights to share in profits and losses and liquidation values as common stockholders.

      Diluted income per share is based upon the weighted average number of common shares outstanding during the period assuming the issuance of common stock for all potential dilutive common stock equivalents outstanding.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                   Three months ended March 31, 2005 and 2004
                                   (Unaudited)

      Income per share (EPS) for the three months ended March 31, 2005 and 2004 is as follows (in thousands, except per share data):

                                                       THREE MONTHS ENDED
                                                           MARCH 31,
                                                   -------------------------
                                                      2005           2004
                                                   ----------     ----------
INCOME USED IN COMPUTATION:
Income from continuing operations                  $      468     $       16
Income from discontinued operations                         -            115
                                                   ----------     ----------
Net income                                         $      468     $      131
                                                   ==========     ==========

SHARES USED IN COMPUTATION:
Basic weighted average shares
     outstanding                                       17,917         17,574
Dilutive impact of stock options and warrants           1,081            593
                                                   ----------     ----------
Diluted weighted average shares
     outstanding                                       18,998         18,167
                                                   ==========     ==========

INCOME PER COMMON SHARE:
Basic
     Income from continuing operations             $     0.03     $        -
     Income from discontinued operations                    -           0.01
                                                   ----------     ----------
     Net income                                    $     0.03     $     0.01
                                                   ==========     ==========
Diluted
     Income from continuing operations             $     0.02     $        -
     Income from discontinued operations                    -           0.01
                                                   ----------     ----------
     Net income                                    $     0.02     $     0.01
                                                   ==========     ==========

      The Company issued 76,000 shares of restricted stock in the period which are included in the basic weighted average shares outstanding. For the three months ended March 31, 2005, the dilutive effect of stock options, warrants, and convertible notes, which totaled 574,000 are not included since they are anti-dilutive.

      The difference between the basic and diluted number of weighted average shares outstanding for the three months ended March 31, 2005 and 2004 represents dilutive stock options and warrants to purchase shares of common stock computed under the treasury stock method, using the average market price during the period.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                   Three months ended March 31, 2005 and 2004
                                   (Unaudited)

(3)   STOCK BASED COMPENSATION

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

      The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards for the three months ended March 31, 2005 and 2004 (Dollars in thousands, except per share data):

                                        THREE MONTHS ENDED
                                              MARCH 31,
                                       --------------------
                                         2005        2004
                                       --------     -------
Net income - as reported               $    468     $   131
Compensation expense, net of tax:
         Company stock options              (74)        (84)
         GSE stock options                 (672)         (9)
                                       --------     -------
Pro forma net income (loss)            $   (278)    $    38
                                       ========     =======

Net income (loss) per share:
         Basic - as reported           $   0.03     $  0.01
         Basic - pro forma             $  (0.02)    $    --
         Diluted - as reported         $   0.02     $  0.01
         Diluted - pro forma           $  (0.02)    $    --

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                   Three months ended March 31, 2005 and 2004
                                   (Unaudited)

      The Company granted 1,000 options during the three months ended March 31, 2005. The per share weighted-average fair value of the Company's stock options granted during the three months ended March 31, 2005 and 2004 were $3.35 and $1.46, respectively, on the date of grant using the modified Black-Scholes option-pricing model with the following weighted-average assumptions:

                                     THREE MONTHS
                                    ENDED MARCH 31,
                               -------------------------
                                2005                2004
                               -----               -----
Expected dividend yield            0%                  0%
Risk-free interest rate         3.56%               1.70%
Expected volatility            53.51%              34.08%
Expected life                    4.0 years          2.0 years

      GSE granted 600,000 stock options with an average exercise price of $1.85 during the three months ended March 31, 2005, all of which immediately vested. Outstanding GSE options relate to grants to employees and directors of the company.

(4)   LONG-TERM DEBT

      Long-term debt consists of the following (in thousands):

                                                       MARCH 31,    DECEMBER 31,
                                                         2005           2004
                                                       ---------    ------------
6% conditional subordinated notes due 2008 (a)         $  7,500      $   7,500
ManTech Note (b)                                          5,251          5,251
Other                                                       160            190
                                                       --------      ---------
                                                         12,911         12,941
Less warrant related discount, net of accretion          (1,788)        (1,890)
                                                       --------      ---------
                                                         11,123         11,051
Less current maturities                                     (94)          (100)
                                                       --------      ---------
                                                       $ 11,029      $  10,951
                                                       =========     =========

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                   Three months ended March 31, 2005 and 2004
                                   (Unaudited)

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

            The GP Warrants have an exercise price of $6.14 per share, as amended following the spin-off of NPDC, and are exercisable at any time until August 2008. The exercise price may be paid in cash, by delivery of the Gabelli Notes, or a combination of the two. The GP Warrants contain anti-dilution provisions for stock splits, reorganizations, mergers and similar transactions. The fair value of the GP Warrants at the date of issuance was $2,389,000, which reduced long-term debt in the accompanying condensed consolidated balance sheets.

            This amount is being accreted as additional interest expense using the effective interest rate over the term of the Gabelli Notes. The Gabelli Notes have a yield to maturity of 15.436% based on the discounted value. Accretion charged as interest expense was approximately $102,000 and $89,000 during for the three months ended March 31, 2005 and 2004 respectively.

            In connection with the spin-off, the Company contributed the Pawling property, subject to the mortgage, to MXL Industries, Inc. (MXL). MXL assumed the mortgage, but without liability for repayment of the Gabelli Notes or any other obligations of the Company under the Note and Warrant Purchase Agreement (other than foreclosure on such property). If there is a foreclosure on the mortgage for payment of the Gabelli Notes, the Company has agreed to indemnify MXL for loss of the value of the property.

      (b) The Company has a five-year 5% note due in full on October 21, 2008 in the principal amount of $5,250,955 to ManTech International. Interest is payable quarterly. Each year during the term of the note, the holder of the note has the option to convert up to 20% of the original principal amount of the note into common stock of the Company at the then market price of the Company's common stock, but only in the event that the Company's common stock is trading at $10 per share or more. In the event that less than 20% of the principal amount of the note is not converted in any year, such amount not converted will be eligible for conversion in each subsequent year until converted or until the note is repaid in cash.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                   Three months ended March 31, 2005 and 2004
                                   (Unaudited)

(5)   SHORT-TERM BORROWINGS

      (a)   GENERAL PHYSICS

            General Physics and General Physics' subsidiary, SkillRight, Inc., have a two-year $25 million Financing and Security Agreement (the Credit Agreement) with a bank that expires on August 13, 2006 with annual renewal options. The "Credit Agreement" is secured by certain assets of General Physics and provides for an unsecured guaranty from the Company.

            The interest rate on the Credit Agreement is at LIBOR market index rate plus 3.00%, which as of March 31, 2005 was approximately 5.85%. Based upon the financial performance of General Physics, the interest rate can be reduced. The Credit Agreement contains covenants with respect to General Physics' minimum tangible net worth, leverage ratio, interest coverage ratio and its ability to make capital expenditures. The Credit Agreement also contains certain restrictive covenants including a prohibition on future acquisitions, incurrence of debt and the payment of dividends. General Physics is currently restricted from paying dividends or management fees to the Company in excess of $1,000,000 in any fiscal year. On March 9, 2005, General Physics received a waiver to loan GSE a maximum of $1.0 million to satisfy any GSE short-term capital requirements (the "GSE Loan") as described below. General Physics was in compliance with all loan covenants under the Credit Agreement as of March 31, 2005.

            The Company repaid in full the $6,068,000 outstanding under the Credit Agreement as of December 31, 2004 in the first quarter of 2005, using the proceeds received from the arbitration settlement. As of March 31, 2005, there were no borrowings outstanding under the Credit Agreement and there was approximately $18,395,000 of available borrowings based upon 80% of eligible accounts receivable and 80% of eligible unbilled receivables.

      (b)   GSE

            On March 30, 2004, under the terms of the General Physics' Credit Agreement, as amended, $1,500,000 of General Physics' Credit Agreement was allocated for use by GSE. The Credit Agreement was amended to provide for additional collateral consisting of substantially all of GSE's assets, as well as certain covenants specific to GSE. It provides for borrowings by GSE up to 80% of eligible accounts receivable and 80% of eligible unbilled receivables, up to a maximum of $1,500,000. The interest rate is based upon the LIBOR market index rate plus 3%, with interest only payments due monthly (5.85 % as of March 31, 2005). The Company agreed to guarantee GSE's borrowings under the Credit Agreement, as amended, in consideration for a fee pursuant to the Management Services Agreement. There were no borrowings outstanding at December 31, 2004. As of March 31, 2005, the amount outstanding under the Credit Agreement was $700,000 and approximately $800,000 was available to be borrowed under the Credit Agreement. The Company has classified the borrowings outstanding under the Credit Agreement as a current obligation.

            The Credit Agreement requires GSE to comply with certain financial ratios. At March 31, 2005, GSE was not in compliance with its debt service coverage ratio. The Company obtained a letter dated May 9, 2005 in which the lender has agreed to forebear from exercising its rights under the credit agreement against the Borrowers with respect to this event of default by GSE until the earlier to occur of (a) delivery of the quarterly financial statements for the period ending June 30, 2005 or (b) August 15, 2005.

            The GSE Loan, if made by General Physics, will be due and payable by GSE no later than June 9, 2006 and will be on such other terms and conditions as are agreed upon by General Physics and GSE. The GSE Loan would be reduced by any amounts owed by GSE to the Company or General Physics, primarily in connection with the Management Services Agreement, which aggregated approximately $570,000 as of March 31, 2005. Therefore, the availability under the GSE Loan was approximately

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                   Three months ended March 31, 2005 and 2004
                                   (Unaudited)

            $430,000 as of March 31, 2005. GSE is seeking additional debt and/or equity financing, although there can be no assurance that such debt or equity financing will be available. The Company is currently evaluating various alternatives with respect to its investment in GSE. The Company expects to support GSE with its short-term capital requirements as disclosed. Additional financial support from the Company would require Board of Director and bank approval.

(6)   COMPREHENSIVE INCOME

      The following are the components of comprehensive income (loss) (in thousands):

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                     ----------------------
                                                       2005          2004
                                                     ---------     --------
Net income                                           $     468     $    131
Other comprehensive income
     before income tax expense:
         Net unrealized gain (loss) on
            available-for-sale securities                  191         (914)
         Net unrealized loss on interest
            rate swap                                       --         (303)
         Foreign currency translation
            adjustment                                     149          (59)
                                                     ---------     --------
                                                           808       (1,145)
Income tax benefit (expense) relating
     to items of other comprehensive
     income (loss)                                         (75)         475
                                                     ---------     --------
                   Comprehensive income (loss),
                       net of tax                    $     733     $   (670)
                                                     =========     ========

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                   Three months ended March 31, 2005 and 2004
                                   (Unaudited)

      The components of accumulated other comprehensive loss are as follows (in thousands):

                                                                MARCH 31,      DECEMBER 31,
                                                                  2005            2004
                                                                --------       ------------
Net unrealized gain on available-for-sale securities            $    211             20
Net unrealized gain on interest rate swap                             --             --
Foreign currency translation adjustment                             (624)          (773)
                                                                --------           ----
         Accumulated other comprehensive loss before tax            (413)          (753)
Accumulated income tax expense related to unrealized gain
     on available-for-sale securities                                (83)            (8)
                                                                --------           ----
                   Accumulated other comprehensive loss,
                       net of tax                               $   (496)          (761)
                                                                ========           ====

(7)   BUSINESS SEGMENTS

      The operations of the Company currently consist of the following two business operating segments, General Physics and GSE, by which the Company is managed.

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

      The Company does not allocate the following corporate items: other income and interest expense; selling, general and administrative expense; and income tax expense. Inter-segment revenue is eliminated in consolidation and is not significant.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                   Three months ended March 31, 2005 and 2004
                                   (Unaudited)

      The following tables set forth the revenue and operating income of each of the Company's operating segments and includes a reconciliation of segment revenue to consolidated revenue and operating income to consolidated income from continuing operations before income taxes and minority interest (in thousands):

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           ---------------------
                                                             2005         2004
                                                           --------     --------
REVENUE:
     General Physics                                       $ 43,727     $ 35,309
     GSE                                                      6,126        7,411
                                                           --------     --------
                                                           $ 49,853     $ 42,720
                                                            ========   ==========
OPERATING INCOME:

     General Physics                                       $  2,976     $  1,507
     GSE                                                     (1,043)         172
     Corporate and other general and
            administrative expenses                            (414)      (1,035)
     Litigation expense for EDS                                (200)           -
     Deferred compensation plan                                (191)         167
                                                           --------     --------
                                                              1,128          811
                                                           --------     --------

Interest expense                                               (380)        (633)
Other income                                                    194          138
                                                           --------     --------
         Income from continuing operations
            before income taxes and minority interest      $    942     $    316
                                                           ========     ========

(8)   LITIGATION

      On January 3, 2001, the Company commenced an action alleging that MCI Communications Corporation ("MCI"), MCI's Systemhouse subsidiaries ("Systemhouse"), and Electronic Data Systems Corporation, as successor to Systemhouse ("EDS"), committed fraud in connection with the Company's 1998 acquisition of Learning Technologies from the defendants for $24,300,000. The Company seeks actual damages in the amount of $117,900,000 plus interest, punitive damages in an amount to be determined at trial, and costs, subject to reduction as set forth below.

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                   Three months ended March 31, 2005 and 2004
                                   (Unaudited)

      No counterclaims against the plaintiffs have been asserted. Although discovery had not yet been completed, defendants made a motion for summary judgment, which was submitted in April 2002. The motion was denied by the court due to the MCI bankruptcy, but with leave to the other defendants to renew.

      The defendants other than MCI then made an application to the court to stay the fraud action until a later-commenced arbitration, alleging breach of the acquisition agreement and of a separate agreement to refer business to General Physics on a preferred provider basis and seeking actual damages in the amount of $17,600,000 plus interest, was concluded. In a decision dated May 9, 2003, the court granted the motion and stayed the fraud action pending the outcome of the arbitration.

      The arbitration hearings began on May 17, 2004 and concluded on May 24, 2004 before JAMS, a private dispute resolution firm. On September 10, 2004, the arbitrator issued an interim award in which she found that the sellers of Learning Technologies breached certain representations and warranties contained in the acquisition agreement. In a final award dated November 29, 2004, the arbitrator awarded General Physics $12,273,575 in damages and $6,016,109 in pre-award interest. (The damages sought in the litigation are subject to reduction by the $12,273,575 in damages awarded in the arbitration.) On December 30, 2004, EDS made a payment of $18,428,486, which included $138,802 of post-award interest, to the Company to satisfy its obligation under the arbitration award, which cash was held in escrow as of December 31, 2004. EDS subsequently agreed that the arbitration award was final and binding and that it would take no steps of any kind to vacate or otherwise challenge the award. As a result of the foregoing, the Company recognized a gain on the arbitration award, net of legal fees and expenses, of $13,660,000 in 2004.

      As a result of the conclusion of the arbitration, the state court lifted the stay of the fraud claim against the defendants other than MCI. On February 14, 2005, such defendants filed a new motion for summary judgment dismissing the Company's fraud claim against them. The Company opposed the motion, which was argued on April 4, 2005. The court has not yet ruled on the motion, but set a trial date of November 1, 2005 in the event the summary judgment motion is denied.

      The fraud action against MCI had been stayed as a result of the bankruptcy of MCI. In February 2004, the Bankruptcy Court lifted the stay so that the state court could rule on the merits of MCI's summary judgment motion. MCI has asked the Bankruptcy Court to reinstate the stay and to rule on its summary judgment motion. The Company has argued that it would be more efficient if the state court ruled on both summary judgment motions. The Bankruptcy Court has not yet decided whether it or the state court should determine MCI's summary judgment motion.

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

      Pursuant to such agreement, in January 2005, the Company made a $5,000,000 distribution to NPDC out of the proceeds of the arbitration award. The net cash proceeds to the Company were approximately $8,500,000 after legal fees and the distribution to NPDC. A portion of such net proceeds was used to

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                   Three months ended March 31, 2005 and 2004
                                   (Unaudited)

      reduce to zero the outstanding balance of General Physics' revolving credit facility, which as of December 31, 2004 was $6.1 million.

      The Company is not a party to any legal proceeding, the outcome of which is believed by management to have a reasonable likelihood of having a material adverse effect upon the financial condition and operating results of the Company.

(9)   NEW ACCOUNTING STANDARDS

      In December 2004, the FASB issued SFAS No. 123 - Revised (SFAS No. 123R), "Share-Based Payment", which revises SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB No. 25, "Accounting for Stock Issued to Employees." Currently, the Company does not record compensation expense for certain stock-based compensation. Under SFAS No. 123R, the Company will measure the cost of employee services received in exchange for stock, based on the grant-date fair value (with limited exceptions) of the stock award. Such cost will be recognized over the period during which the employee is required to provide service in exchange for the stock award (usually the vesting period). The fair value of the stock award will be estimated using an option-pricing model, with excess tax benefits, as defined in SFAS No. 123R, being recognized as an addition to paid in capital. SFAS No. 123R was to be effective as of July 1, 2005. However, on April 14, 2005, the Securities and Exchange Commission announced that the effective date of SFAS 123R will be postponed until January 1, 2006, for calendar year companies. The Company is currently in the process of evaluating the impact of SFAS No. 123R on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General Overview

GP Strategies Corporation ("the Company") consists of its training and workforce development business operated by General Physics Corporation ("General Physics" or "GP") and its simulation business operated by GSE Systems Inc. ("GSE").

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

GSE is a leader in real-time high fidelity simulation technology and model development and provides simulation solutions and services to the power generation industry, the process industries, and the U.S. Government. In addition, GSE provides plant monitoring and signal analysis monitoring and optimization software primarily to the power industry, and develops specialized software applications for emerging technologies.

Prior to November 24, 2004 the Company had five operating business segments:
Manufacturing & Process, Information Technology, Simulation, Optical Plastics and Home Improvement Distribution. On November 24, 2004, we completed the distribution, which we refer to as the "spin-off," of the common stock of National Patent Development Corporation ("NPDC"), which comprised our Optical Plastics and Home Improvement Distribution segments and certain other non-core assets. We reorganized the Manufacturing & Process and Information Technology segments into the General Physics segment. Effective with the spin-off, the operations of NPDC were reclassified as discontinued operations for the three months ended March 31, 2004.

In the first quarter of 2005, GSE incurred significant operating losses. GSE's profitability and revenue were primarily impacted by a lower volume of orders logged. Accordingly, GSE's cash position weakened during the quarter, with total cash decreasing from $848,000 as of December 31, 2004 to $94,000 as of March 31, 2005. GSE has utilized $700,000 of its $1.5 million credit facility as of March 31, 2005 and expects to increase the utilization in the second quarter of 2005. Approximately $800,000 was available to be borrowed under the Credit Agreement as of March 31, 2005. The Company has classified the borrowings outstanding under the Credit Agreement as a current obligation.

Operating Highlights

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

For the three months ended March 31, 2005, the Company had income from continuing operations before income tax expense and minority interest of $942,000 compared to $316,000 for the three months ended March 31, 2004. The improved results were primarily due to increased operating segment income of $1,469,000 principally by General Physics, as well as reduced corporate general and administrative expenses at the corporate level of $421,000. These improvements were offset by a reduction in the operating segment income from GSE of $1,215,000.

Revenue


                            THREE MONTHS ENDED
                                MARCH 31,
                        --------------------------
(Dollars in Thousands)      2005          2004
                        -----------    -----------
General Physics         $    43,727    $    35,309
GSE                           6,126          7,411
                        -----------    -----------
                        $    49,853    $    42,720
                        ===========    ===========

Revenue of General Physics increased by $8.4 million from the three months ended March 31, 2004 to 2005. The revenue increase is primarily due to the organization's government training and business process outsource businesses. Contract awards and contract scopes continue to increase in 2005 for government training and domestic preparedness services. General Physics also continues to expand the scope of services it provides to many of its business process and training outsource customers.

Revenue of GSE decreased by $1.3 million from the three months ended March 31, 2004 to 2005. The decrease reflects the lower order volume logged in 2004.

Gross Profit

                                      THREE MONTHS ENDED
                                           MARCH 31,
                        ----------------------------------------------
                                 2005                    2004
                        ---------------------   ----------------------
(Dollars in thousands)              % Revenue                % Revenue
                                    ---------                ---------
General Physics         $   5,711     13.1%     $    4,127    11.7%
GSE                           868     14.2%          1,575    21.3%
                        ---------     ----      ----------    ----
                        $   6,579     13.2%     $    5,702    13.3%
                        =========     ====      ==========    ====

General Physics' gross profit of $5.7 million or 13.1% of revenue for the three months ended March 31, 2005 increased by $1.6 million or 38.4%, when compared to gross profit of approximately $4.1 million or 11.7% of revenue in 2004. This increase in gross profit was primarily driven by an increase in revenue from the government training business, an increase in revenue from the business process outsource and training outsource business, and a decrease in overhead expenses as a percentage of revenue.

GSE gross profit of $0.9 million or 14.2% of revenue for the three months ended March 31, 2005 decreased by $0.7 million, when compared to gross profit of $1.6 million, or 21.3% of revenue, in 2004. The decrease was primarily attributable to a decline in revenue for the three months ended March 31, 2005.

Selling, General and Administrative Expense

SG&A increased $0.6 million or 11.4% from $4.9 million in the three months ended March 31, 2004 to $5.5 million in 2005. This increase for the three months ended March 31, 2005 primarily relates to an increase in business development and other SG&A cost of $0.5 million at GSE and an increase in SG&A at General Physics of $0.1 million. Corporate SG&A expenses were reduced for the three months ended March 31, 2005 by approximately $0.6 million due to the spin off of NPDC. The corporate reduction was offset by a $0.4 increase in the compensation expense relating to certain stock options to purchase stock of prior affiliates accounted for using the fair value method and $0.2 million of legal expenses related to the EDS litigation that were incurred this period.

Interest Expense

The decrease in interest expense of $0.2 million from $0.6 million for the three months ended March 31, 2004 to $0.4 million in 2005 was primarily attributable to lower General Physics interest expense, due to the payoff of its short term borrowings in January of 2005.

Other Income

Other income was $0.2 million for the three months ended March 31, 2004 and $0.1 million in 2005.

Income Taxes

Income tax expense increased by approximately $0.6 million from the three months ended March 31, 2004 to 2005. This increase is due to increased income for the three months ended March 31, 2005 of the consolidated tax operations. The Company derived no tax benefit from the $0.9 million loss from GSE operations, as GSE is not consolidated into the Company's results for federal income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, the Company had cash and cash equivalents totaling $5.4 million. The Company believes that cash generated from operations and borrowing availability under the Credit Agreement (described below), will be sufficient to fund the working capital and other requirements of the Company for the foreseeable future.

For the quarter ended March 31, 2005, the Company's working capital increased by $1.3 million from $20.6 million to $21.9 million.

The increase in cash and cash equivalents of $3.1 million for the three months ended March 31, 2005 resulted from cash used by investing activities of $0.4 million and cash used by financing activities of $4.9 million; offset by cash provided by operations of $8.0 million and the effect of exchange rate changes on cash of $0.3 million. Net cash used by investing activities of $0.4 million relates to capital expenditures. Net cash used by financing activities of $4.9 million primarily consisted of cash repayments of short-term borrowings of $5.4 million.

Cash provided by operations consists of $13.8 million of arbitration proceeds, $0.7 million depreciation and amortization, $0.1 million non-cash compensation, offset by a $6.7 million increase in other operating items.

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

General Physics and General Physics' subsidiary SkillRight, Inc. have a two-year $25 million Credit Agreement with a bank that expires on August 13, 2006 with annual renewal options. The interest rate on borrowings under the Credit Agreement is at Libor Market Index Rate plus 3%. The Credit Agreement, as amended in March 2004 to include GSE, is secured by certain assets of General Physics. The Credit Agreement also contains certain restrictive covenants. General Physics is currently restricted from paying dividends and management fees to the Company in excess of $1.0 million in any fiscal year. On July 30, 2004, General Physics received a waiver and paid the Company an additional $1.0 million. The Company repaid in full the $6.1 million outstanding under the Credit Agreement as of December 31, 2004 in January of 2005, using the proceeds received from the EDS arbitration award (see Item 4). On March 9, 2005, General Physics received a waiver to loan GSE a maximum of $1.0 million to satisfy any GSE short-term capital requirements over the next 15 months.

Pursuant to a Note and Warrant Purchase Agreement dated August 8, 2003, the Company issued and sold to four Gabelli funds $7.5 million aggregate principal amount of 6% Conditional Subordinated Notes due 2008 and 937,500 warrants, each entitling the holder thereof to purchase (subject to adjustment) one share of the Company's common stock. The aggregate purchase price for the Gabelli Notes and GP Warrants was $7.5 million. The Gabelli Notes are secured by a mortgage on the Company's former property located in Pawling, New York which was distributed to NPDC in the spin-off. In addition, at any time that less than $1.9 million principal amount of the Gabelli Notes are outstanding, the Company may defease the obligations secured by the mortgage and obtain a release of the mortgage.

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

The Credit Agreement requires GSE to comply with certain financial ratios. At March 31, 2005, GSE was not in compliance with its debt service coverage ratio. The Company obtained a letter dated May 9, 2005 in which the lender has agreed to forebear from exercising its rights under the credit agreement against the Borrowers with respect to this event of default by GSE until the earlier to occur of (a) delivery of the quarterly financial statements for the period ending June 30, 2005 or (b) August 15, 2005.

The GSE Loan, if made by General Physics, will be due and payable by GSE no later than June 9, 2006 and will be on such other terms and conditions as are agreed upon by General Physics and GSE. The GSE Loan would be reduced by any amounts owed by GSE to the Company or General Physics, primarily in connection with the Management Services Agreement, which aggregated approximately $570,000 as of March 31, 2005. Therefore, the availability under the GSE Loan was approximately $430,000 as of March 31, 2005. GSE is seeking additional debt and/or equity financing, although there can be no assurance that such debt or equity financing will be available. The Company is currently evaluating various alternatives with respect to its investment in GSE. The Company expects to support GSE with its short-term capital requirements as disclosed. Additional financial support from the Company would require Board of Director and bank approval.

NEW ACCOUNTING STANDARDS

In December 2004, the FASB issued SFAS No. 123 - Revised (SFAS No. 123R), "Share-Based Payment", which revises SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB No. 25, "Accounting for Stock Issued to Employees." Currently, the Company does not record compensation expense for certain stock-based compensation. Under SFAS No. 123R, the Company will measure the cost of employee services received in exchange for stock, based on the grant-date fair value (with limited exceptions) of the stock award. Such cost will be recognized over the period during which the employee is required to provide service in exchange for the stock award (usually the vesting period). The fair value of the stock award will be estimated using an option-pricing model, with excess tax benefits, as defined in SFAS No. 123R, being recognized as an addition to paid in capital. SFAS No. 123R was to be effective as of July 1, 2005. However, on April 14, 2005, the Securities and Exchange Commission announced that the effective date of SFAS 123R will be postponed until January 1, 2006, for calendar year companies. The Company is currently in the process of evaluating the impact of SFAS No. 123R on its consolidated financial statements.

FORWARD-LOOKING STATEMENTS

The forward-looking statements contained herein reflect GP Strategies' management's current views with respect to future events and financial performance. We use words such as "expects", "intends" and "anticipates" to indicate forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, all of which are difficult to predict and many of which are beyond the control of GP Strategies, including, but not limited to, our inability to generate funds by selling any assets that were included in the spin-off, the ability of GSE to secure additional financing, our holding company structure, failure to continue to attract and retain personnel, loss of business from significant customers, failure to keep pace with technology, changing economic conditions, competition, our ability to implement procedures that will reduce the likelihood that material weaknesses in internal control over financial reporting will not occur in the future, and those other risks and uncertainties detailed in GP Strategies' periodic reports and registration statements filed with the Securities and Exchange Commission.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has no material changes to the disclosure on this matter made in its report on Form 10-K/A for the fiscal year ended December 31, 2004.

GSE's most significant market risk is changes in foreign currency exchange rates. GSE's exposure to foreign exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in one entity are charged to other entities in different foreign jurisdictions. GSE is also exposed to foreign exchange rate fluctuations as the financial results of all foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

GSE utilizes various derivative financial instruments to manage market risks associated with the fluctuations in foreign currency exchange rates. It is GSE's policy to use derivative financial instruments to protect against market risk arising in the normal course of business. GSE monitors its foreign currency exposures to maximize the overall effectiveness of its foreign currency positions. GSE's objectives for holding derivatives are to minimize the risks using the most effective methods to reduce the impact of these exposures. GSE minimizes credit exposure by limiting counterparties to nationally recognized financial institutions. As of March 31, 2005, GSE had foreign currency contracts for sale of $3.6 million Japanese Yen at fixed rates. The contracts expire at various dates through May 2007. The Company has not designated the contracts as hedges, and accordingly, has recorded the fair value of approximately $0.2 million of these contracts in the consolidated balance sheet.

ITEM 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13-15(b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation and the material weaknesses described below, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of the date covered by this report.

As discussed more fully in Item 9A of our Annual Report on Form 10-K/A-2 dated April 29, 2005, for the year ended December 31, 2004, in connection with our audit of our financial statements for the fiscal year ended December 31, 2004, we determined that the Company's policies and procedures did not provide for adequate management oversight and review of the Company's income tax accounting. This lack of adequate management oversight and review of the Company's income tax accounting resulted in material errors in the Company's income tax provision, which were identified and corrected prior to the issuance of the accompanying 2004 consolidated financial statements. This deficiency represents more than a remote likelihood that a material misstatement of the Company's annual or interim financial statements would not have been prevented or detected.

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

As a result, we implemented changes in certain of our internal controls over financial reporting during the fiscal quarter ended March 31, 2005, as follows:

      - The Company has, subsequent to December 31, 2004, revised its processes and procedures to prepare the consolidated income tax provision and the consolidated financial statements and footnote disclosures, and implemented additional management review controls over the related processes.

      - The Company is in the process of hiring an additional technical resource to dedicate to the Company's financial reporting requirements.

We will continue to evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis, and will take further action as appropriate. However, there can be no assurance that our controls and procedures will prevent or detect material misstatement of the Company's annual or interim financial statements.

                           PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

              None.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

              None.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

ITEM 5.       OTHER INFORMATION

              None.

ITEM 6.       EXHIBITS

     10.1    Forbearance letter dated May 9, 2005.*

     31.1 Certification of Chief Executive Officer and Chief Financial Officer of the Company dated May 12, 2005 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

     32.1 Certification of Chief Executive Officer and Chief Financial Officer of the Company dated May 12, 2005 pursuant to 18 U.S.C.
             Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

-------------
*Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                           GP STRATEGIES CORPORATION

May 12, 2005               /s/  Scott N. Greenberg
                           -----------------------
                           Chief Executive Officer and Chief Financial Officer