Form 10-K/A
period 2004-12-31
GP STRATEGIES CORP
filed 2005-05-16
CIK 70415

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A
                                 AMENDMENT NO. 3

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended                      December 31, 2004
                          --------------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from _______________ to ________________

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
               Registrant's telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class          Name of each exchange on which registered:
       -------------------          -----------------------------------------
Common Stock, $.01 par value             New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer.
Yes X  No
   ---   ---

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

                                EXPLANATORY NOTE

GP Strategies Corporation (the "Company or we") filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the "Initial Form 10-K") with the Securities and Exchange Commission (the "Commission") on March 17, 2005, Amendment No. 1 on Form 10-K/A on April 4, 2005, and Amendment No. 2 on Form 10-K/A on April 29, 2005. This Amendment No. 3 on Form 10-K/A is filed solely to correct the inadvertant omission to file with Amendments No.1 and No.2 the certifications required by the Sarbanes-Oxley Act of 2002.

Except for the matters disclosed in Amendment No. 1 and Amendment No. 2 on Form 10-K/A, which speak as of the dates they were respectively filed, the Initial Form 10-K continues to speak as of March 17, 2005, which was the date of its initial filing with the Commission, and we have not updated the disclosures contained therein to reflect events that have occurred since the date of that initial filing.

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

                                                        2004            2003            2002
                                                        ----            ----            ----
Revenue                                              $ 104,067       $  28,644       $   9,996
Operating income (loss)                                  1,594            (189)            286
Interest expense                                        (1,108)           (502)           (303)
Income taxes (expense) benefit                            (333)             99             524
Income (loss) from discontinued operations, net
  of income taxes                                           75            (165)           (724)

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
                                                             =======

Operating Highlights

YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

Revenue

(Dollars in Thousands)                                  YEARS ENDED DECEMBER 31,
                                                        ------------------------
                                                          2004          2003
                                                          ----          ----
General Physics                                         $165,066      $133,975
GSE                                                       28,907         6,059
                                                        --------      --------
                                                        $193,973      $140,034
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

Gross Profit

(Dollars in thousands)            YEARS ENDED DECEMBER 31,
                     ------------------------------------------------
                             2004                     2003
                     ----------------------   ----------------------
                                  % Revenue                % Revenue
                                  ---------                ---------
General Physics      $19,947         12.1%    $15,501         11.6%
GSE                    6,016         20.8%      1,594         26.3%
                     -------      --------    -------      --------
                     $25,963         13.4%    $17,095         12.2%
                     =======      ========    =======      ========

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

YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

Revenue

(Dollars in thousands)                                  YEARS ENDED DECEMBER 31,
                                                       -------------------------
                                                         2003              2002
                                                         ----              ----
General Physics                                        $133,975         $142,237
GSE                                                       6,059               --
                                                       --------         --------
                                                       $140,034         $142,237
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

Gross Profit

(Dollars in thousands)         YEARS ENDED DECEMBER 31,
                     ------------------------------------------
                            2003                    2002
                     -------------------   --------------------
                               % Revenue               %Revenue
                               ---------               --------
General Physics      $15,501      11.6%    $  15,366     10.8%
GSE                    1,594      26.3%           --       --
                     -------   ---------   ---------   --------
                     $17,095      12.2%    $  15,366     10.8%
                     =======   =========   =========   ========

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

Contractual Obligations and Commitments

The following table summarizes long-term debt, capital lease commitments, operating lease commitments, purchase commitments and employment agreements as of December 31, 2004 (in thousands):

                                                        PAYMENTS DUE IN
                                 -----------------------------------------------------------
                                               2006 -        2008        AFTER
                                   2005         2007         2009        2009         TOTAL
                                   ----         ----         ----        ----         -----
Long-term debt                   $     9      $    --      $12,751      $    --      $12,760
Capital lease commitments             91           90           --           --          181
Operating lease commitments        4,964        6,621        2,669        5,313       19,567
Purchase commitments              28,496        2,678           29                    31,203
Employment agreements              2,080        3,093          471                     5,644
                                 -------      -------      -------      -------      -------
Total                            $35,640      $12,482      $15,920      $ 5,313      $69,355
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

The following table presents goodwill balances at December 31, 2004 and operating income for the years ended December 31, 2004, 2003 and 2002 for each of the Company's reportable segments (in thousands):

                                          OPERATING INCOME
                                        FOR THE YEARS ENDED
                    GOODWILL AT             DECEMBER 31,
                    DECEMBER 31,  ---------------------------------
                        2004        2004         2003        2002
                      -------     -------      -------     -------
General Physics       $57,624     $ 8,881      $ 4,233     $ 1,599
GSE                     4,756        (174)         366          --
                      -------     -------      -------     -------
                      $62,380     $ 8,707      $ 4,599     $ 1,599
                      =======     =======      =======     =======

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

                                                                     (Continued)

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2004 and 2003
              (In thousands, except shares and par value per share)


                                                                            2004           2003
                                                                          ---------      ---------
Stockholders' equity:
   Preferred stock, par value $0.01 per share
      Authorized 10,000,000 shares; issued none                                  --             --
   Common stock, par value $0.01 per share
      Authorized 25,000,000 shares; issued 16,669,757 in 2004 and
         16,348,777 shares in 2003 (of which 8,994 in 2004 and 14,722
         shares in 2003 are held in treasury)                                   167            163
   Class B common stock, par value $0.01 per share
      Authorized 2,800,000 shares; issued and outstanding
         1,200,000 shares                                                        12             12
   Additional paid-in capital                                               171,852        196,541
   Accumulated deficit                                                      (78,923)      (101,443)
   Accumulated other comprehensive income (loss)                               (761)            24
   Notes receivable from stockholder                                           (619)        (2,322)
   Treasury stock at cost                                                      (108)          (163)
                                                                          ---------      ---------
            Total stockholders' equity                                       91,620         92,812
                                                                          ---------      ---------
                                                                          $ 156,035      $ 188,323
                                                                          =========      =========

See accompanying notes to consolidated financial statements

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  Years ended December 31, 2004, 2003 and 2002
                      (In thousands, except per share data)


                                                                       2004           2003           2002
                                                                    ---------      ---------      ---------
Revenue                                                             $ 193,973      $ 140,034      $ 142,237
Cost of revenue                                                       168,010        122,939        126,871
                                                                    ---------      ---------      ---------
      Gross profit                                                     25,963         17,095         15,366
Selling, general and administrative expenses                          (23,735)       (22,935)       (19,229)
                                                                    ---------      ---------      ---------
      Operating income (loss)                                           2,228         (5,840)        (3,863)
Interest expense                                                       (2,113)        (3,123)        (2,467)
Other income (expense) (including interest income of
   $317 in 2004, $424 in 2003 and $584 in 2002)                           649           (218)          (736)
Gain on arbitration award, net of legal fees and expenses              13,660             --             --
Gains on sales of marketable securities, net                               --            559          2,267
Valuation adjustment of liability for warrants                             --          1,436             --
                                                                    ---------      ---------      ---------
      Income (loss) from continuing operations before income
         tax (expense) benefit and minority interests                  14,424         (7,186)        (4,799)
Income tax (expense) benefit                                            8,009           (985)           295
                                                                    ---------      ---------      ---------
      Income (loss) from continuing operations before minority
         interests                                                     22,433         (8,171)        (4,504)
Minority interests                                                         12             60             --
                                                                    ---------      ---------      ---------
      Income (loss) from continuing operations                         22,445         (8,111)        (4,504)
Income (loss) from discontinued operations, net of income taxes            75           (165)          (724)
                                                                    ---------      ---------      ---------
      Net income (loss)                                             $  22,520      $  (8,276)     $  (5,228)
                                                                    =========      =========      =========

Per common share data:
Basic
      Income (loss) from continuing operations                      $    1.27      $   (0.47)     $   (0.29)
      Income (loss) from discontinued operations                           --          (0.01)         (0.05)
      Net income (loss)                                             $    1.27      $   (0.48)     $   (0.34)
Diluted
      Income (loss) from continuing operations                      $    1.23      $   (0.47)     $   (0.29)
      Income (loss) from discontinued operations                           --          (0.01)         (0.05)
      Net income (loss)                                             $    1.23      $   (0.48)     $   (0.34)

See accompanying notes to consolidated financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
                  Years ended December 31, 2004, 2003, and 2002
                 (In thousands, except for par value per share)

                                  CLASS B                              ACCUMULATED     NOTES                               COMPRE-
                     COMMON       COMMON     ADDITIONAL                   OTHER      RECEIVABLE   TREASURY     TOTAL       HENSIVE
                      STOCK        STOCK      PAID-IN    ACCUMULATED  COMPREHENSIVE      FROM      STOCK    STOCKHOLDERS'  INCOME
                   ($0.01 PAR)  ($0.01 PAR)   CAPITAL     DEFICIT     INCOME (LOSS)  STOCKHOLDER  AT COST      EQUITY       (LOSS)
                   -----------  -----------  ----------  -----------  -------------  -----------  --------  -------------  ---------
Balance at
   December 31,
   2001            $       128  $         9  $ 180,078   $  (87,939)  $      8,364   $   (4,095)  $  (602)  $     95,943
                   -----------  -----------  ---------   ----------   ------------   ----------   -------   ------------
Net loss                    --           --         --       (5,228)            --           --        --         (5,228)  $ (5,228)
Other
   comprehensive
   loss                     --           --         --           --         (7,904)          --        --         (7,904)    (7,904)
                                                                                                                           --------
      Total
         compre-
         hensive
         loss                                                                                                              $(13,132)
                                                                                                                           ========
Proceeds from
   issuance of
   common stock             26            3      9,910           --             --           --       232         10,171
                   -----------  -----------  ---------   ----------   ------------   ----------   -------   ------------
Balance at
   December 31,
   2002                    154           12    189,988      (93,167)           460       (4,095)     (370)        92,982
                   -----------  -----------  ---------   ----------   ------------   ----------   -------   ------------
Net loss                    --           --         --       (8,276)            --                                (8,276)  $ (8,276)
Other
   comprehensive
   loss                     --           --         --           --           (436)          --        --           (436)      (436)
                                                                                                                           --------
      Total
         compre-
         hensive
         loss                                                                                          --                  $ (8,712)
                                                                                                                           ========
Repayment of
   notes
   receivable
   from
   stockholder              --           --         --           --             --        1,773        --          1,773
Issuance and sale
   of common
   stock and
   warrants                  9           --      6,553           --             --           --       207          6,769
                   -----------  -----------  ---------   ----------   ------------   ----------   -------   ------------
Balance at
   December 31,
   2003                    163           12    196,541     (101,443)            24       (2,322)     (163)        92,812
                   -----------  -----------  ---------   ----------   ------------   ----------   -------   ------------
Net income                  --           --         --       22,520             --                     --         22,520   $ 22,520
Other
   comprehensive
   loss                     --           --         --           --           (861)          --        --           (861)      (861)
                                                                                                                           --------
      Total
         compre-
         hensive
         income                                                                                                            $ 21,659
                                                                                                                           ========
Repayment of
   notes
   receivable
   from
   stockholder              --           --         --           --             --        1,703        --          1,703
Distribution of
   net assets to
   NPDC                     --           --    (26,043)          --             76           --        --        (25,967)
Proceeds from
   issuance of
   common stock              4           --      1,354           --             --           --        55          1,413
                   -----------  -----------  ---------   ----------   ------------   ----------   -------   ------------
Balance at
   December 31,
   2004            $       167  $        12  $ 171,852   $  (78,923)  $       (761)  $     (619)  $  (108)  $     91,620
                   ===========  ===========  =========   ==========   ============   ==========   =======   ============

See accompanying notes to consolidated financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2004, 2003, and 2002
                                 (In thousands)


                                                                         2004          2003          2002
                                                                       --------      --------      --------
Cash flows from operations:
   Income (loss) from continuing operations                            $ 22,445      $ (8,111)     $ (4,504)
   Income (loss) from discontinued operations, net of income taxes           75          (165)         (724)
                                                                       --------      --------      --------
   Net income (loss)                                                     22,520        (8,276)       (5,228)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Depreciation and amortization                                    4,084         2,928         3,304
         Gain on arbitration award, net                                 (13,660)           --            --
         Deferred income taxes                                           (9,783)         (623)       (1,839)
         Minority interests                                                (407)          (30)           --
         Issuance of stock for retirement savings plan
            and non-cash compensation expense                             2,348         3,903          (146)
         Gains on sales of marketable securities                           (381)         (846)       (2,267)
         Write-off of deferred financing costs                               --           860            --
         Noncash debt conversion expense                                     --           622            --
         Valuation adjustment of liability for warrants                      --        (1,436)           --
         Loss on equity investments and other, net                           --           559         2,603
         Proceeds from sales of trading securities                          404           249            --
         Changes in other operating items, net of effect
            of acquisitions and disposals:
               Accounts and other receivables                            (5,379)        2,713         3,195
               Inventories                                                2,609        (6,698)          354
               Costs and estimated earnings in excess of
                  billings on uncompleted contracts                      (2,332)        3,788         2,584
               Accounts payable and accrued expenses                      2,707         4,656         1,901
               Billings in excess of costs and estimated
                  earnings on uncompleted contracts                          81         2,534        (3,174)
               Prepaid and other current assets                           1,442           194          (330)
               Changes in other operating items                             (69)          253          (128)
                                                                       --------      --------      --------
               Net cash provided by operations                            4,184         5,350           829
                                                                       --------      --------      --------
Cash flows from investing activities:
   Additions to property, plant and equipment                            (1,784)       (2,123)       (1,916)
   Additions to intangible assets                                          (250)         (422)       (1,503)
   Proceeds from sales of marketable securities                             609         2,124         3,833
   Cash acquired in acquisitions                                             --         2,853            --
   Decrease (increase) to investments and other                              --        (4,050)          489
                                                                       --------      --------      --------
               Net cash provided by (used in)
                  investing activities                                   (1,425)       (1,618)          903
                                                                       --------      --------      --------

                                                                     (continued)

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2004, 2003, and 2002
                                 (In thousands)


                                                                     2004          2003          2002
                                                                   --------      --------      --------
Cash flows from financing activities:
   Proceeds from issuance of common stock                               860           955         7,850
   Proceeds from issuance of Class B common stock                        --            --         1,260
   Repayment of short-term borrowings                                (2,123)      (13,461)      (10,280)
   Deferred financing costs                                              --        (1,619)         (728)
   Proceeds from issuance of long-term debt                              --        14,674           890
   Repayment of long-term debt                                       (1,135)       (1,451)         (841)
   Distribution of cash to NPDC                                      (2,453)           --            --
                                                                   --------      --------      --------
         Net cash used in financing activities                       (4,851)         (902)       (1,849)
                                                                   --------      --------      --------
Effect of exchange rate changes on cash and
   cash equivalents                                                      93            70           (72)
                                                                   --------      --------      --------
         Net increase (decrease) in cash and
            cash equivalents                                         (1,999)        2,900          (189)
Cash and cash equivalents at beginning of year                        4,416         1,516         1,705
                                                                   --------      --------      --------
Cash and cash equivalents at end of year                           $  2,417      $  4,416      $  1,516
                                                                   ========      ========      ========
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                                     $  2,383      $  1,379      $  1,942
      Income taxes                                                 $    639      $    734      $    434

   Non-cash investing and financing activities:
      Distribution of non-cash net assets to NPDC (see note 3)     $ 23,514      $     --      $     --
      Additions to property financed with capital leases           $    111      $    163      $    889

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

            Income (loss) per share (EPS) for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands, except per share amounts):

                                                     2004           2003            2002
                                                  ----------     ----------      ----------
INCOME (LOSS) USED IN COMPUTATION:
Income (loss) from continuing operations          $   22,445     $   (8,111)     $   (4,504)
Income (loss) from discontinued operations                75           (165)           (724)
                                                  ----------     ----------      ----------
Net income (loss)                                 $   22,520     $   (8,276)     $   (5,228)
                                                  ==========     ==========      ==========

SHARES USED IN COMPUTATION:
   Weighted average shares
      outstanding, basic                              17,678         17,139          15,370
   Dilutive effect of outstanding
      stock options and warrants                         629             --              --
                                                  ----------     ----------      ----------
   Weighted average shares
      outstanding, diluted                            18,307         17,139          15,370
                                                  ==========     ==========      ==========

INCOME (LOSS) PER COMMON SHARE:
Basic
   Income (loss) from continuing operations       $     1.27     $    (0.47)     $    (0.29)
   Income (loss) from discontinued operations             --          (0.01)          (0.05)
                                                  ----------     ----------      ----------
   Net income (loss)                              $     1.27     $    (0.48)     $    (0.34)
                                                  ==========     ==========      ==========
Diluted
   Income (loss) from continuing operations       $     1.23     $    (0.47)     $    (0.29)
   Income (loss) from discontinued operations             --          (0.01)          (0.05)
                                                  ----------     ----------      ----------
   Net income (loss)                              $     1.23     $    (0.48)     $    (0.34)
                                                  ==========     ==========      ==========

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

                                          2004            2003           2002
                                      ----------      ----------     ----------
Net income (loss) - as reported       $   22,520      $   (8,276)    $   (5,228)
Compensation expense, net of tax:
   Company stock options                    (608)         (1,251)        (1,495)
   GSE stock options                         (30)           (181)            --
                                      ----------      ----------     ----------
Pro forma net income (loss)           $   21,882      $   (9,708)    $   (6,723)
                                      ==========      ==========     ==========

Net income (loss) per share
   Basic - as reported                $     1.27      $    (0.48)    $    (0.34)
   Basic - pro forma                  $     1.24      $    (0.57)    $    (0.44)
   Diluted - as reported              $     1.23      $    (0.48)    $    (0.34)
   Diluted - pro forma                $     1.21      $    (0.57)    $    (0.44)

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

                                                        2004             2003            2002
                                                        ----             ----            ----
Revenue                                              $ 104,067       $  28,644       $   9,996
Operating income (loss)                                  1,594            (189)            286
Interest expense                                        (1,108)           (502)           (303)
Income tax (expense) benefit                              (333)             99             524
Income (loss) from discontinued operations, net
 of income taxes                                            75            (165)           (724)


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

The assets and liabilities distributed to NPDC in connection with the spin-off included those specific to MXL, Five Star and certain other non-core assets. The following table summarizes the net assets and liabilities distributed to NPDC on November 24, 2004 (in thousands):

Assets:
 Cash and cash equivalents                                               $ 2,453
 Due from GP Strategies (arbitration award)                                5,000
 Accounts and other receivables                                           14,002
 Inventories                                                              25,691
 Prepaid expenses and other current assets                                   391
 Investments and marketable securities                                     1,593
 Property, plant and equipment, net                                        5,553
 Deferred tax assets, net                                                  4,045
 Goodwill and other assets                                                 2,818
                                                                         -------
  Total assets                                                            61,546
                                                                         -------

Liabilities:
 Accounts payable and accrued expenses                                    12,672
 Short-term borrowings                                                    18,330
 Long-term debt                                                            2,961
 Minority interest and other liabilities                                   1,616
                                                                         -------
  Total liabilities                                                       35,579
                                                                         -------

                                                                         -------
  Net assets distributed to NPDC                                         $25,967
                                                                         =======

(4)  GOODWILL AND INTANGIBLE ASSETS

          Changes in goodwill for the years ended December 31, 2004 and 2003 were as follows (in thousands):

                                                   2004           2003
                                                   ----           ----
           Beginning of year balance             $ 62,395       $ 57,491
           GSE acquisition                             --          4,755
           Foreign currency translation               187            149
           Distribution of goodwill to NPDC          (202)            --
                                                 --------       --------
           End of year balance                   $ 62,380       $ 62,395
                                                 ========       ========

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

(5)  MARKETABLE SECURITIES

          At December 31, 2003, the fair value of marketable securities were comprised of the following (in thousands):

                                                    2003
                                                    ----
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

(7)  PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment consist of the following (in thousands):

                                                     DECEMBER 31
                                                     -----------
                                                 2004            2003
                                                 ----            ----
Land                                           $     --            915
Buildings and improvements                           --          3,561
Machinery and equipment                           8,031         14,534
Furniture and fixtures                            3,843          8,583
Leasehold improvements                            1,204          2,072
                                               --------        -------
                                                 13,078         29,665
Accumulated depreciation and amortization       (10,405)       (20,671)
                                               --------        -------
                                               $  2,673          8,994
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

(9)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

          Accounts payable and accrued expenses are comprised of the following (in thousands):

                                                   DECEMBER 31,
                                               -------------------
                                                 2004         2003
                                                 ----         ----
                Accounts payable               $ 8,936      $22,795
                Payroll and related costs        6,629        6,324
                Amount payable to NPDC           5,000           --
                Other accrued expenses          12,654        8,988
                                               -------      -------
                                               $33,219      $38,107
                                               =======      =======

          The Company distributed $12,672,136 in accounts payable and accrued expenses to NPDC (see note 3).

(10) LONG -TERM DEBT

          Long-term debt is comprised of the following (in thousands):

                                                            DECEMBER 31,
                                                            ------------
                                                        2004           2003
                                                        ----           ----
6% conditional subordinated notes due 2008 (a)       $  7,500          7,500
ManTech Note (b)                                        5,251          5,251
Mortgage on MXL Pennsylvania facility (c)                  --          1,405
Mortgage on MXL Illinois facility (d)                      --          1,185
Other (e)                                                 190          1,782
                                                     --------         ------
                                                       12,941         17,123
Less warrant related discount, net of accretion        (1,890)        (2,262)
                                                     --------         ------
                                                       11,051         14,861
Less current maturities                                  (100)        (1,112)
                                                     --------         ------
                                                     $ 10,951         13,749
                                                     ========         ======

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

(12) INCOME TAXES

          Income tax (expense) benefit for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands):

                                             YEARS ENDED DECEMBER 31,
                                             ------------------------
                                         2004          2003         2002
                                         ----          ----         ----
Income tax (expense) benefit from      $ 8,009       $  (985)      $   295
 continuing operations
Income tax (expense) benefit from
 discontinued operations               $   466            99           524
                                       -------       -------       -------
                                         8,475       $  (886)      $   819
                                       =======       =======       =======

          The components of income tax (expense) benefit from continuing operations are as follows (in thousands):

                                        YEARS ENDED DECEMBER 31,
                                        ------------------------
                                    2004          2003          2002
                                    ----          ----          ----
Current:
 Federal                          $  (482)      $   (39)      $    --
 State and local                     (323)         (498)         (233)
 Foreign                             (268)         (693)         (361)
                                  -------       -------       -------
  Total current                    (1,073)       (1,230)         (594)
                                  -------       -------       -------
Deferred:
 Federal                            7,768            --           805
 State and local                    1,412            --            74
 Foreign                              (98)          245            --
                                  -------       -------       -------
  Total deferred                    9,082           245           879
                                  -------       -------       -------
  Total income tax (expense)
   benefit                        $ 8,009       $  (985)      $   285
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

The difference between the (expense) benefit for income taxes computed at the statutory rate and the reported amount of tax (expense) benefit is as follows:

                                                                     DECEMBER 31,
                                                          ---------------------------------
                                                           2004          2003          2002
                                                           ----          ----          ----
Federal income tax rate                                   (35.0)%        35.0%         35.0%
Foreign, state and local taxes net of
 Federal benefit                                           (5.2)         (6.6)         (7.8)
Taxes of subsidiaries that are not
 consolidated for tax purposes                               --          (1.9)           --
Items not deductible - primarily meals and
 entertainment                                             (1.7)         (6.4)         (3.7)
Valuation allowance adjustment                             84.6         (29.0)
Change in effective rate, primarily net operating
 loss carry forwards                                       16.5            --            --
Net losses from foreign operations for
 which no tax benefit has been provided                    (0.6)         (0.8)         (2.1)
Tax effect recorded in stockholders' equity
 for sale of available-for sale-securities                 (0.7)         (4.5)        (11.5)
Other                                                      (2.4)          0.5          (3.8)
                                                           ----         -----         -----
Effective tax rate expense (benefit)                       55.5%        (13.7)%         6.1%
                                                           ====         =====         =====

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

The tax effects of temporary differences between the financial reporting and tax bases of assets and liabilities that are included in the net deferred tax assets (liabilities) are summarized as follows (in thousands):

                                                                        DECEMBER 31,
                                                                        ------------
                                                                    2004            2003
                                                                    ----            ----
Deferred tax assets:
 Allowance for doubtful accounts                                  $    342            405
 Accrued liabilities                                                 1,574          2,166
 Net Federal, State and Foreign operating loss carryforwards        16,383         22,751
 Tax credit carryforwards                                            1,455            972
 Tax benefits of subsidiaries not consolidated for tax
  purposes                                                              50            227
 Investment in partially owned companies                             1,602            128
                                                                  --------        -------
   Deferred tax assets                                              21,406         26,649
Deferred tax liabilities:
 Property and equipment, principally due to
  difference in depreciation and amortization                        2,888          2,375
                                                                  --------        -------
   Net deferred tax assets                                          18,518         24,274
Less valuation allowance                                              (389)       (12,586)
                                                                  --------        -------
   Net deferred tax assets                                        $ 18,129         11,688
                                                                  ========        =======

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

(13) COMPREHENSIVE INCOME (LOSS)

The following are the components of comprehensive income (loss) (in thousands):

                                                         YEARS ENDED DECEMBER 31,
                                                         ------------------------
                                                   2004           2003           2002
                                                   ----           ----           ----
Net income (loss)                               $ 22,520       $ (8,276)      $ (5,228)
Other comprehensive (loss) income,
 before income tax benefit
  Net unrealized loss on available-for-
   sale securities                                (1,703)        (1,067)       (12,130)
  Fair value change on interest rate
   swap                                              (82)            82             --
  Foreign currency translation adjustments           237            139           (492)
                                                --------       --------       --------
   Comprehensive loss before
    income tax benefit                            (1,548)          (846)       (12,622)
 Income tax benefit                                  687            410          4,718
                                                --------       --------       --------
   Comprehensive income (loss)                  $ 21,659       $ (8,712)      $(13,132)
                                                ========       ========       ========

The components of accumulated other comprehensive income are as follows (in thousands):

                                                    DECEMBER 31,
                                                    ------------
                                                 2004          2003
                                                 ----          ----
Net unrealized gain on available-for-sale
 securities                                    $    20       $ 1,613
Net unrealized gain on interest rate swap           --            82
Foreign currency translation adjustment           (773)       (1,010)
                                               -------       -------
  Accumulated other
   comprehensive income before tax                (753)          685
Accumulated income tax expense related
 to items of other comprehensive loss               (8)         (661)
                                               -------       -------
  Accumulated other
   comprehensive income, net of tax            $  (761)      $    24
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

Changes in options and warrants outstanding during 2004, 2003 and 2002, and options and warrants exercisable and shares reserved for issuance at December 31, 2004, 2003 and 2002 are as follows:

                                                                        NUMBER OF           WEIGHTED
                                                   PRICE RANGE         OPTIONS AND          AVERAGE
OPTIONS AND WARRANTS OUTSTANDING                    PER SHARE            WARRANTS        EXERCISE PRICE
--------------------------------                    ---------            --------        --------------
December 31, 2001                                $3.00 - $15.375        2,790,665          $  7.37

Granted                                          $3.60 - $4.75            845,800             4.13
Exercised                                        $3.60 - $4.61             (1,233)            4.08
Terminated                                       $3.60 - $14.625         (722,235)            7.87
                                                                        ---------
December 31, 2002                                $3.00 - $15.375        2,912,997             6.57

Granted                                          $4.90 - $8.00          1,222,250             7.32
Exercised                                        $3.00 - $5.1875         (248,983)            3.94
Terminated                                       $3.60 - $14.625          (96,367)            6.16
                                                                        ---------
December 31, 2003                                $3.00 - $15.375        3,789,897             7.00
                                                                        ---------
Granted                                          $6.86 - $7.66            126,000             7.13
Exercised                                        $2.82 - $7.13           (199,959)            4.33
Terminated                                       $3.01 - $15.375         (979,423)            8.98
Spin-off adjustment                                                       322,814
                                                                         ---------
December 31, 2004                                $2.81-$12.85           3,059,329             5.01
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

          Weighted average characteristics of outstanding and exercisable stock options and warrants by exercise price range as of December 31, 2004 were as follows:

                            OUTSTANDING OPTIONS AND WARRANTS               EXERCISABLE OPTIONS
                            --------------------------------               -------------------
                                        WEIGHTED     WEIGHTED                             WEIGHTED
                       NUMBER OF         AVERAGE     AVERAGE           NUMBER OF           AVERAGE
   RANGE OF           OPTIONS AND         YEARS      EXERCISE         OPTIONS AND         EXERCISE
EXERCISE PRICES         WARRANTS        REMAINING     PRICE            WARRANTS            PRICE
---------------         --------        ---------     -----            --------            -----
$2.82 - $3.97          1,160,176          3.90      $    3.38         1,023,231           $  3.35
$4.09 - $5.54            332,160          3.97           4.36           309,245              4.27
$5.96 - $6.48          1,517,993          3.16           6.22         1,376,920              6.22
$6.86 - $12.84            49,000          3.22          10.52            37,769             10.39
                       ---------        ------      ---------         ---------           -------
                       3,059,329          3.53      $    5.01         2,747,165           $  4.99
                       =========        ======      =========         =========           =======

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

          Stock option and warrant activity for GSE is as follows:

                                                   NUMBER OF         WEIGHTED
OPTIONS AND WARRANTS          PRICE RANGE         OPTIONS AND        AVERAGE
    OUTSTANDING                PER SHARE            WARRANTS     EXERCISE PRICE
    -----------                ---------            --------     --------------
October 23, 2003            $1.00 - $14.750        1,931,376       $  3.93
Terminated                  $2.00 - $2.800           (27,400)         2.31
December 31, 2003           $1.00 - $14.750        1,903,976          3.95
Terminated                  $1.48 - $2.950           (37,200)         3.79
                                                   ---------
December 31, 2004           $1.00 - $14.750        1,866,776          3.96
                                                   =========

          The following table summarizes information relating to currently outstanding and exercisable options and warrants at December 31, 2004:

                                                         WEIGHTED     WEIGHTED
                                                          AVERAGE      AVERAGE
             RANGE OF                   NUMBER             YEARS      EXERCISE
          EXERCISE PRICES            OUTSTANDING         REMAINING      PRICE
          ---------------            -----------         ---------      -----
          $ 0.00 - $ 1.47               175,000             2.5       $    1.19
          $ 1.48 - $ 2.95               528,350             3.0            2.15
          $ 2.96 - $ 4.43               789,485             1.6            3.67
          $ 4.44 - $ 5.90               200,000             2.1            4.75
          $ 5.91 - $ 7.38                10,000             2.3            6.38
          $ 7.39 - $ 8.85                20,000             2.2            7.50
          $ 8.86 - $11.80                17,700             1.6           11.25
          $11.81 - $14.75               126,241             0.7           14.11
                                      ---------             ---       ---------
                   Total              1,866,776             2.1       $    3.96
                                      =========             ===       =========

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

          The following table sets forth the revenue and operating results attributable to each line of business and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income (loss) before income taxes (in thousands):

                                                                  YEARS ENDED DECEMBER 31,
                                                        -------------------------------------------
                                                           2004             2003             2002
                                                        ---------        ---------        ---------
          Revenue:
               General Physics                          $ 165,066        $ 133,975        $ 142,237
               GSE                                         28,907            6,059               --
                                                        ---------        ---------        ---------
                                                        $ 193,973        $ 140,034        $ 142,237
                                                        =========        =========        =========
          Operating profit:
               General Physics                          $   8,881        $   4,233        $   1,599
               GSE                                           (174)             366               --
               Corporate and other                         (6,479)         (10,439)          (5,462)
                                                        ---------        ---------        ---------
                                                            2,228           (5,840)          (3,863)
          Interest expense                                 (2,113)          (3,123)          (2,467)
          Other income (expense), gain on
               arbitration award, net, gains
               on sales of marketable securities,
               net and valuation adjustment of
               liability for warrants                      14,309            1,777            1,531
                                                        ---------        ---------        ---------
                 Income (loss) from continuing
                   operations before income
                   taxes and minority
                   interests                            $  14,424        $  (7,186)       $  (4,799)
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

          Additional information relating to the Company's business segments is as follows (in thousands):

                                                      DECEMBER 31,
                                         --------------------------------------
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
                                         ========       ========       ========

                                                                YEARS ENDED DECEMBER 31,
                                                            --------------------------------
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

          Information about the Company's revenue in different geographic regions, which are attributed to countries based on location of customers, is as follows (in thousands):

                                       YEARS ENDED DECEMBER 31,
                                --------------------------------------
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
                                ========       ========       ========

          Information about the Company's total assets in different geographic regions is as follows (in thousands):

                                             DECEMBER 31,
                                --------------------------------------
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

          Minimum rentals under long-term operating leases are as follows (in thousands):

                                    REAL     MACHINERY AND
                                  PROPERTY     EQUIPMENT       TOTAL
                                  --------     ---------       -----
          2005                    $ 3,920       $ 1,044       $ 4,964
          2006                      3,261           415         3,676
          2007                      2,755           190         2,945
          2008                      1,746            31         1,777
          2009                        890             2           892
          Thereafter                5,313            --         5,313
                                  -------       -------       -------
                      Total       $17,885       $ 1,682       $19,567
                                  =======       =======       =======

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

                                                                  THREE MONTHS ENDED                              YEAR ENDED
                                            ---------------------------------------------------------------      ------------
                                             MARCH 31,        JUNE 30,       SEPTEMBER 30,     DECEMBER 31,      DECEMBER 31,
                                               2004             2004             2004              2004              2004
                                            ----------       ----------       ----------        ----------        ----------
Revenue                                     $   42,720       $   47,074       $   51,518        $   52,661        $  193,973
Gross profit                                     5,702            6,300            6,989             6,972            25,963
Income from
    continuing operations                           16              280              559            21,590            22,445
Income from discontinued
    operations, net of income taxes                115              113             (130)              (23)               75
Net income                                         131              393              429            21,567            22,520
Per common share data
Basic:
    Income from
      continuing operations                 $       --       $     0.02       $     0.03        $     1.21        $     1.27
    Income (loss) from discontinued
      operations, net of income taxes             0.01               --            (0.01)               --                --
    Net income                                    0.01             0.02             0.02              1.21              1.27

Diluted:
    Income from
      continuing operations                 $       --       $     0.02       $     0.03        $     1.15        $     1.23
    Income (loss) from discontinued
      operations, net of income taxes             0.01               --            (0.01)               --                --
    Net income                                    0.01             0.02             0.02              1.15              1.23

                                                                   THREE MONTHS ENDED                          YEAR ENDED
                                              ------------------------------------------------------------    ------------
                                               MARCH 31,        JUNE 30,     SEPTEMBER 30,    DECEMBER 31,    DECEMBER 31,
                                                  2003            2003            2003            2003            2003
                                              -----------     -----------     -----------     -----------     -----------
Revenue                                       $    33,871     $    33,986     $    32,313     $    39,864     $   140,034
Gross profit                                        3,465           3,906           4,128           5,596          17,095
Loss from
        continuing operations                        (609)         (3,025)         (2,524)         (1,953)         (8,111)
Income (loss) from discontinued
        operations, net of income taxes               (94)            159            (323)             93            (165)
Net loss                                             (703)         (2,866)         (2,847)         (1,860)         (8,276)
Per common share data
Basic:
        Loss from
           continuing operations              $     (0.04)    $     (0.18)    $     (0.14)    $     (0.11)    $     (0.47)
        Income (loss) from discontinued
           operations, net of income taxes          (0.01)           0.01           (0.02)           0.01           (0.01)
        Net loss                                    (0.05)          (0.17)          (0.16)          (0.10)          (0.48)

Diluted:
        Loss from
           continuing operations              $     (0.04)    $     (0.18)    $     (0.14)    $     (0.11)    $     (0.47)
        Income (loss) from discontinued
           operations, net of income taxes          (0.01)           0.01           (0.02)           0.01           (0.01)
        Net loss                                    (0.05)          (0.17)          (0.16)          (0.10)          (0.48)

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

(e) Report of the Independent Registered Public Accounting Firm

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
GP Strategies Corporation:

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting (Item 9A(b)), that GP Strategies Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses identified in management's assessment related to inadequate management oversight and review of the Company's income tax accounting and preparation of its consolidated financial statements and footnote disclosures, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GP Strategies Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

                                          GP STRATEGIES CORPORATION

Dated: May 16, 2005                       Scott N. Greenberg
                                          Chief Executive Officer and
                                          Chief Financial Officer

                                Index to Exhibit

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

   10.62 Form of Tax Sharing Agreement between the Registrant and National Patent Development Corporation. Incorporated herein by reference to Exhibit 10.4 of National Patent Development Corporation's Form S-1, Registration No. 333-118568.

   10.63 Form of Distribution Agreement between the Registrant and National Patent Development Corporation. Incorporated herein by reference to Exhibit 2.1 of National Patent Development Corporation's Form S-1, Registration No. 333-118568.

   14.1           Code of Ethics Policy. Incorporated herein by reference to
                  Exhibit 14.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

   18             Not Applicable

   19             Not Applicable

   20             Not Applicable

   21             Subsidiaries of the Registrant **

   22             Not Applicable

   23             Consent of KPMG LLP, Independent Registered Public Accounting
                  Firm **

   23.1           Consent of Eisner LLP, Independent Registered Public
                  Accounting Firm **

   28             Not Applicable

   31             Certification of Chief Executive Officer and Chief Financial
                  Officer *

   32             Certification Pursuant to Section 18 U.S.C. Section 1350 *

*  Filed herewith.
** Previously Filed