Form 10-Q
period 2005-06-30
GP STRATEGIES CORP
filed 2005-08-09
CIK 70415

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended June 30, 2005

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from ______________________ to _______________________

Commission File Number: 1-7234

                            GP Strategies Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    13-1926739
           --------                                    ----------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

777 Westchester Avenue, White Plains, New York                     10604
----------------------------------------------                     -----
(Address of principal executive offices)                         (Zip Code)

                                 (914)-249-9700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

      Indicate the number of shares outstanding of each of issuer's classes of common stock as of July 29, 2005:

         Common Stock                        16,977,248 shares
         Class B Capital                      1,200,000 shares

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                   PAGE
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets -
        June 30, 2005 and December 31, 2004                          1

     Condensed Consolidated Statements of Operations-
        Three Months and Six Months Ended June 30, 2005 and 2004     2

     Condensed Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 2005 and 2004                     3

     Notes to Condensed Consolidated Financial Statements            4

Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                            17

Item 3. Quantitative and Qualitative Disclosure About Market Risk   27

Item 4. Controls and Procedures                                     27

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders        29

Item 5.  Other Information                                          29

Item 6. Exhibits                                                    30

Signatures                                                          31

PART I: FINANCIAL INFORMATION
ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                    JUNE 30,
                                                                                      2005       DECEMBER 31,
                                                                                  (UNAUDITED)       2004
                                                                                  -----------    ------------
                                  ASSETS
Current assets:
   Cash and cash equivalents                                                       $   6,901      $   2,417
   Cash held in escrow from arbitration settlement                                         -         13,798
   Accounts and other receivables, less allowance for doubtful accounts
      of $886 in 2005 and $917 in 2004                                                29,412         31,114
   Costs and estimated earnings in excess of billings on uncompleted contracts        19,204         16,834
   Prepaid expenses and other current assets                                           7,098          5,828
                                                                                   ---------      ---------
               Total current assets                                                   62,615         69,991
                                                                                   ---------      ---------
   Property, plant and equipment                                                      12,966         13,078
   Accumulated depreciation                                                          (10,513)       (10,405)
                                                                                   ---------      ---------
      Property, plant and equipment, net                                               2,453          2,673
Intangible assets:
   Goodwill                                                                           62,295         62,380
   Patents, licenses and contract rights                                               1,821          1,821
   Accumulated amortization of patents, licenses and contract rights                    (947)          (797)
                                                                                   ---------      ---------
      Intangible assets, net                                                          63,169         63,404
Deferred tax assets                                                                   15,565         16,651
Other assets                                                                           2,699          3,316
                                                                                   ---------      ---------
               Total assets                                                        $ 146,501      $ 156,035
                                                                                   =========      =========
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                            $      89      $     100
   Short-term borrowings                                                                 675          6,068
   Accounts payable and accrued expenses                                              24,709         33,219
   Billings in excess of costs and estimated earnings on uncompleted contracts         9,807         10,003
                                                                                   ---------      ---------
               Total current liabilities                                              35,280         49,390
Long-term debt less current maturities                                                11,784         10,951
Other non-current liabilities                                                          3,042          1,739
                                                                                   ---------      ---------
               Total liabilities                                                      50,106         62,080
                                                                                   ---------      ---------
Minority interest                                                                      1,715          2,335
Stockholders' equity:
   Common stock, par value $0.01 per share                                               170            167
   Class B capital stock, par value $0.01 per share                                       12             12
   Additional paid-in capital                                                        174,633        171,852
   Accumulated deficit                                                               (77,235)       (78,923)
   Unearned compensation                                                              (1,317)             -
   Accumulated other comprehensive loss                                                 (856)          (761)
   Note receivable from stockholder                                                     (619)          (619)
   Treasury stock, at cost                                                              (108)          (108)
                                                                                   ---------      ---------
               Total stockholders' equity                                             94,680         91,620
                                                                                   ---------      ---------
               Total liabilities and stockholders' equity                          $ 146,501      $ 156,035
                                                                                   =========      =========

See accompanying notes to the condensed consolidated financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         THREE MONTHS ENDED             SIX MONTHS ENDED
                                                              JUNE 30,                      JUNE 30,
                                                      --------------------------    ------------------------
                                                         2005          2004           2005           2004
                                                      ---------      ---------      ---------      ---------
Revenue                                               $  50,376      $  47,074      $ 100,229      $  89,794
Cost of revenue                                          42,388         40,774         85,662         77,792
                                                      ---------      ---------      ---------      ---------
      Gross profit                                        7,988          6,300         14,567         12,002

Selling, general and administrative expenses             (5,301)        (5,116)       (10,752)       (10,007)
                                                      ---------      ---------      ---------      ---------
      Operating income                                    2,687          1,184          3,815          1,995

Interest expense                                           (433)          (506)          (813)        (1,139)

Other income (expense)                                      (91)            95            103            233
                                                      ---------      ---------      ---------      ---------
      Income from continuing operations
              before income tax expense
              and minority interest                       2,163            773          3,105          1,089

Income tax expense                                       (1,186)          (376)        (2,037)          (649)
                                                      ---------      ---------      ---------      ---------
      Income from continuing operations
              before minority interest                      977            397          1,068            440

Minority interest                                           243           (116)           620           (143)
                                                      ---------      ---------      ---------      ---------
      Income from continuing operations                   1,220            281          1,688            297

Income from discontinued operations,
      net of income taxes                                     -            113              -            228
                                                      ---------      ---------      ---------      ---------
      Net income                                      $   1,220      $     394      $   1,688      $     525
                                                      =========      =========      =========      =========

Per common share data:
Basic
      Income from continuing operations               $    0.07      $    0.02      $    0.09      $    0.02
      Income from discontinued operations                     -              -              -           0.01
                                                      ---------      ---------      ---------      ---------
      Net income                                      $    0.07      $    0.02      $    0.09      $    0.03
                                                      =========      =========      =========      =========
Diluted
      Income from continuing operations               $    0.07      $    0.02      $    0.09      $    0.02
      Income from discontinued operations                     -              -              -           0.01
                                                      ---------      ---------      ---------      ---------
      Net income                                      $    0.07      $    0.02      $    0.09      $    0.03
                                                      =========      =========      =========      =========

See accompanying notes to the condensed consolidated financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                  (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                               2005          2004
                                                                                             --------      --------
Cash flows from operating activities:
   Income from continuing operations                                                         $  1,688      $    297
   Income from discontinued operations, net of income taxes                                         -           228
                                                                                             --------      --------
   Net income                                                                                   1,688           525
   Adjustments to reconcile net income to net cash
       provided (used) by operating activities:
          Depreciation and amortization                                                         1,499         1,872
          Collection of deposit in escrow                                                      13,798             -
          Issuance of stock for retirement savings plan
             and non-cash compensation expense                                                    517           107
          Gain on sales of marketable securities                                                    -          (381)
          Changes in other operating items                                                     (9,348)       (6,205)
                                                                                             --------      --------
                 Net cash provided (used) by operations                                         8,154        (4,082)
                                                                                             --------      --------
Cash flows from investing activities:
   Additions to property, plant and equipment                                                    (431)         (930)
   Proceeds from sales of marketable securities                                                     -         1,012
   Other investing activities                                                                      14             -
                                                                                             --------      --------
                 Net cash provided (used) by investing activities                                (417)           82
                                                                                             --------      --------
Cash flows from financing activities:
   Proceeds from (repayment of) short-term borrowings, net                                     (5,393)        3,677
   Issuance of subordinated convertible note, net of
          $500 restricted cash placed in escrow account                                         1,500             -
   Repayment of long-term debt                                                                      -          (564)
   Proceeds from exercised stock options                                                          931           325
   Deferred financing costs                                                                      (182)            -
   Payments of obligations under capital leases                                                   (47)         (250)
                                                                                             --------      --------
                 Net cash provided (used) by financing activities                              (3,191)        3,188
                                                                                             --------      --------
Effect of exchange rate changes on cash and cash equivalents                                      (62)           (7)
                                                                                             --------      --------
                 Net increase (decrease) in cash and cash equivalents                           4,484          (819)
Cash and cash equivalents at the beginning of the period                                        2,417         4,416
                                                                                             --------      --------
Cash and cash equivalents at the end of the period                                           $  6,901      $  3,597
                                                                                             ========      ========

See accompanying notes to the condensed consolidated financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                Three and six months ended June 30, 2005 and 2004
                                   (Unaudited)

(1)   BASIS OF PRESENTATION

      GP Strategies Corporation ("the Company") was incorporated in Delaware in 1959. Through March 31, 2005, the Company operated under two business segments which consisted of its training and workforce development business operated by General Physics Corporation ("General Physics" or "GP") and its simulation business operated by GSE Systems Inc. ("GSE"). General Physics is a workforce development company that improves the effectiveness of organizations by providing training, management consulting, e-Learning solutions and engineering services that are customized to meet the specific needs of clients. GSE develops and delivers business and technology solutions by applying simulation software, systems and services to energy, process and manufacturing industries worldwide.

      On April 26, 2005, the Board of Directors elected Scott N. Greenberg, who was then President and Chief Financial Officer of the Company, to the additional position of Chief Executive Officer ("CEO") of the Company, succeeding Jerome I. Feldman. As a result of Mr. Greenberg's appointment as CEO, the Company re-evaluated its reportable business segments under Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information. Based on the information which Mr. Greenberg reviews in order to assess the performance of the Company and make decisions regarding the allocation of resources, the Company determined that it has three reportable business segments effective with Mr. Greenberg's appointment as CEO. General Physics now consists of two reportable business segments: 1) Process, Energy & Government; and 2) Manufacturing & Business Process Outsourcing. GSE continues to be one reportable business segment. Information regarding these business segments is discussed in more detail in Note 7, Business Segments.

      On November 24, 2004, the Company completed the spin-off of National Patent Development Corporation ("NPDC"). Subsequent to the spin-off, the results of operations of NPDC are presented as discontinued in our condensed consolidated financial statements for the three and six months ended June 30, 2004.

      During the six months ended June 30, 2005, GSE incurred a significant operating loss. GSE's revenue and profitability were primarily impacted by a lower volume of orders logged in 2004 coupled with the delay of two large international simulator orders which GSE now anticipates receiving in the third quarter of 2005 (see Note 5).

      On June 20, 2005, the Board of Directors approved the Company's plan to spin-off its 57% interest in GSE through a special dividend to the Company's stockholders. Stockholders will receive in the spin-off a pro-rata share of GSE common stock based on the number of shares of the Company's common stock or Class B stock held on the record date, which will be determined on a future date. On July 8, 2005, GSE filed a registration statement with the Securities and Exchange Commission relating to the shares of GSE to be distributed in the spin-off. The Company anticipates that the record date will be set and the spin-off will occur shortly after such registration statement is declared effective.

      The condensed consolidated financial statements include the operations of the Company and its majority-owned subsidiaries. The minority interest balance is comprised of the minority share in GSE of 43% as of June 30, 2005 and 42% as of December 31 2004, which the Company did not own. All significant intercompany balances and transactions have been eliminated.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                Three and six months ended June 30, 2005 and 2004
                                   (Unaudited)

      The accompanying condensed consolidated balance sheet as of June 30, 2005, the condensed consolidated statements of operations for the three and six months ended June 30, 2005, and the condensed consolidated statement of cash flows for the six months ended June 30, 2005 have not been audited, but have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004 as presented in our Annual Report on Form 10-K/A dated May 16, 2005. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2005 interim periods are not necessarily indicative of results to be expected for the entire year. Certain amounts for 2004 have been reclassified to conform with the presentation for 2005.

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

      Income per share for the three and six months ended June 30, 2005 and 2004 is as follows (in thousands, except per share data):

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                Three and six months ended June 30, 2005 and 2004
                                   (Unaudited)

                                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                                       JUNE 30,                JUNE 30,
                                                 -------------------     ----------------------
                                                  2005         2004        2005         2004
                                                 -------     -------     -------     ----------
INCOME USED IN COMPUTATION:
Income from continuing operations                $ 1,220     $   281     $ 1,688     $      297
Income from discontinued operations                    -         113           -            228
                                                 -------     -------     -------     ----------
Net income                                       $ 1,220     $   394     $ 1,688     $      525
                                                 =======     =======     =======     ==========

SHARES USED IN COMPUTATION:
Basic weighted average shares
   outstanding                                    18,141      17,634      18,029         17,600
Dilutive impact of stock options, warrants
   and non-vested restricted stock units             620         519         850            548
                                                 -------     -------     -------     ----------
Diluted weighted average shares
   outstanding                                    18,761      18,153      18,879         18,148
                                                 =======     =======     =======     ==========

INCOME PER COMMON SHARE:
Basic
        Income from continuing operations        $  0.07     $  0.02     $  0.09     $     0.02
        Income from discontinued operations            -           -           -           0.01
                                                 -------     -------     -------     ----------
        Net income                               $  0.07     $  0.02     $  0.09     $     0.03
                                                 =======     =======     =======     ==========
Diluted
        Income from continuing operations        $  0.07     $  0.02     $  0.09     $     0.02
        Income from discontinued operations            -           -           -           0.01
                                                 -------     -------     -------     ----------
        Net income                               $  0.07     $  0.02     $  0.09     $     0.03
                                                 =======     =======     =======     ==========

The Company issued 76,000 shares of fully vested stock awards during the first quarter of 2005 which are included in the basic weighted average shares outstanding. For the three and six months ended June 30, 2005, stock options, warrants, and convertible notes totaling 574,000 shares for both periods were not dilutive and were excluded from the computation of diluted income per share. For the three and six months ended June 30, 2004, stock options, warrants, and convertible notes totaling 2,063,000 for both periods were not dilutive and were excluded from the computation of diluted income per share.

The difference between the basic and diluted number of weighted average shares outstanding for the three and six months ended June 30, 2005 and 2004 represents dilutive stock options and warrants, computed under the treasury stock method using the average market price during the period. The difference between the basic and diluted number of weighted average shares outstanding for the three months ended June 30, 2005 also includes dilutive non-vested restricted stock awards granted during the second quarter of 2005, computed under the treasury stock method using average market price.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                Three and six months ended June 30, 2005 and 2004
                                   (Unaudited)

(3)   STOCK BASED COMPENSATION

      The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price of the options. SFAS No. 123, Accounting for Stock-Based Compensation, as amended, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

      The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards for the three and six months ended June 30, 2005 and 2004 (in thousands, except per share data):

                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                      JUNE 30,                    JUNE 30,
                                              ------------------------    ------------------------
                                                 2005          2004         2005           2004
                                              ---------      ---------    ---------      ---------
Net income - as reported                      $   1,220      $     394    $   1,688      $     525
Compensation expense, net of tax:
      Company stock options                         (61)           (54)        (135)          (138)
      GSE stock options                               -             (9)        (672)           (18)
                                              ---------      ---------    ---------      ---------
Pro forma net income                          $   1,159      $     331    $     881      $     369
                                              =========      =========    =========      =========

Net income per share:
      Basic - as reported                     $    0.07      $    0.02    $    0.09      $    0.03
      Basic - pro forma                       $    0.06      $    0.02    $    0.05      $    0.02
      Diluted - as reported                   $    0.07      $    0.02    $    0.09      $    0.03
      Diluted - pro forma                     $    0.06      $    0.02    $    0.05      $    0.02

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                Three and six months ended June 30, 2005 and 2004
                                   (Unaudited)

      The Company granted 1,000 options during the first quarter of 2005 and no options during the second quarter of 2005. The per share weighted-average fair value of the Company's stock options granted during the six months ended June 30, 2005 and 2004 were $3.35 and $1.46, respectively, on the date of grant using the modified Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                                                   SIX MONTHS
                                                                                                  ENDED JUNE 30,
                                                                                         ------------------------------
                                                                                            2005                2004
                                                                                         ----------          ----------
Expected dividend yield                                                                      0%                  0%
Risk-free interest rate                                                                   3.56%               1.69%
Expected volatility                                                                      53.51%              34.08%
Expected life                                                                              4.0 years           2.0 years

      GSE granted 600,000 stock options with an average exercise price of $1.85 during the first quarter of 2005, all of which immediately vested. Outstanding GSE options relate to grants to employees and directors of GSE. GSE did not grant any stock options during the second quarter of 2005.

      In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which changed the accounting for stock-based compensation to require companies to expense stock options and other equity awards based on their grant-date fair values. SFAS No. 123R is discussed in more detail in Note 11, Accounting Standard Issued.

(4)   LONG-TERM DEBT

      Long-term debt consists of the following (in thousands):

                                                                           JUNE 30,    DECEMBER 31,
                                                                             2005          2004
                                                                           --------    ------------
6% conditional subordinated notes due 2008 (a)                             $  7,500      $  7,500
ManTech Note (b)                                                              5,251         5,251
8% senior subordinated secured convertible note due 2009,
           net of warrant and conversion option discount of $1,324 (c)          676             -
Other                                                                           132           190
                                                                           --------      --------
                                                                             13,559        12,941

Less warrant related discount, net of accretion                              (1,686)       (1,890)
                                                                           --------      --------
                                                                             11,873        11,051

Less current maturities                                                         (89)         (100)
                                                                           --------      --------
                                                                           $ 11,784      $ 10,951
                                                                           ========      ========

      (a) Pursuant to a Note and Warrant Purchase Agreement dated August 8, 2003, the Company issued and sold to four Gabelli Funds $7,500,000 aggregate principal amount of 6% Conditional Subordinated

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                Three and six months ended June 30, 2005 and 2004
                                   (Unaudited)

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

            The GP Warrants have an exercise price of $6.14 per share, as amended following the spin-off of NPDC, and are exercisable at any time until August 2008. The exercise price may be paid in cash, by delivery of the Gabelli Notes, or a combination of the two. The GP Warrants contain anti-dilution provisions for stock splits, reorganizations, mergers and similar transactions. The fair value of the GP Warrants at the date of issuance was $2,389,000, which reduced long-term debt in the accompanying condensed consolidated balance sheets. This amount is being accreted as additional interest expense using the effective interest rate over the term of the Gabelli Notes. The Gabelli Notes have a yield to maturity of 15.436% based on the discounted value. Accretion charged as interest expense was approximately $103,000 and $89,000 for the three months ended June 30, 2005, respectively, and approximately $205,000 and $177,000 for the six months ended June 30, 2005 and 2004, respectively.

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

      (c) On May 26, 2005, GSE issued and sold to Dolphin Direct Equity Partners, LP, a Senior Subordinated Secured Convertible Note in the aggregate principal amount of $2,000,000, maturing March 31, 2009 (the "Dolphin Note"), and a seven-year warrant to purchase 380,952 shares of GSE

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                Three and six months ended June 30, 2005 and 2004
                                   (Unaudited)

            common stock at an exercise price of $2.22 per share (the "GSE Warrant"). The Dolphin Note is convertible into 1,038,961 shares of GSE common stock at a conversion price of $1.925 per share and accrues interest at 8% payable quarterly. Both the convertible note and the warrant are subject to anti-dilution provisions for stock splits, reorganizations, mergers and similar transactions. The aggregate purchase price for the Dolphin Note and GSE Warrant was $2,000,000. At the date of issuance, the fair value of the GSE Warrant was $374,000 and the fair value of the conversion option of the Dolphin Note was $959,000, which were recorded as other noncurrent liabilities, with the offset recorded as an original issue discount (OID). The OID is accreted over the term of the Dolphin Note and charged to interest expense and the unamortized balance reduces long-term debt in the accompanying condensed consolidated balance sheets. The noncurrent liabilities related to the GSE Warrant and the conversion option are marked to market through earnings on a quarterly basis in accordance with Emerging Issues Task Force (EITF) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock.

(5)   SHORT-TERM BORROWINGS

      (a)   GENERAL PHYSICS

            General Physics and General Physics' subsidiary, SkillRight, Inc., have a three-year $25 million Financing and Security Agreement (the "Credit Agreement") with a bank that expires on August 13, 2006 with annual renewal options. The Credit Agreement is secured by certain assets of General Physics and provides for an unsecured guaranty from the Company.

            The interest rate on the Credit Agreement is at the daily LIBOR market index rate plus 3.00%, which as of June 30, 2005 was approximately 6.32%. Based upon the financial performance of General Physics, the interest rate can be reduced. The Credit Agreement contains covenants with respect to General Physics' minimum tangible net worth, leverage ratio, interest coverage ratio and its ability to make capital expenditures. General Physics was in compliance with all loan covenants under the Credit Agreement as of June 30, 2005. The Credit Agreement also contains certain restrictive covenants including a prohibition on future acquisitions, incurrence of debt and the payment of dividends. General Physics is currently restricted from paying dividends or management fees to the Company in excess of $1,000,000 in any fiscal year. On March 9, 2005, General Physics received a waiver to loan GSE a maximum of $1.0 million to satisfy any GSE short-term capital requirements. In connection with GSE's sale and issuance of the Dolphin Note and GSE Warrant (see note 4), General Physics' commitment to loan GSE $1.0 million was terminated.

            The Company repaid in full the $6,068,000 outstanding under the Credit Agreement as of December 31, 2004 in the first quarter of 2005, using the proceeds received from the arbitration settlement as discussed in more detail in Note 8, Litigation. As of June 30, 2005, the Company had no borrowings outstanding under the Credit Agreement and there was approximately $20,712,000 of available borrowings based upon 80% of eligible accounts receivable and 80% of eligible unbilled receivables.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                Three and six months ended June 30, 2005 and 2004
                                  (Unaudited)

      (b)   GSE

            On March 30, 2004, under the terms of the General Physics' Credit Agreement, as amended, $1,500,000 of General Physics' Credit Agreement was allocated for use by GSE. The Credit Agreement was amended to provide for additional collateral consisting of substantially all of GSE's assets, as well as certain covenants specific to GSE. It provides for borrowings by GSE up to 80% of eligible accounts receivable and 80% of eligible unbilled receivables, up to a maximum of $1,500,000. The interest rate is based upon the daily LIBOR market index rate plus 3%, with interest only payments due monthly (6.32% as of June 30, 2005). The Company agreed to guarantee GSE's borrowings under the Credit Agreement, as amended, in consideration for a fee pursuant to its management services agreement with GSE. There were no borrowings outstanding at December 31, 2004. As of June 30, 2005, GSE had borrowings of $675,000 and a letter of credit for $50,000 and approximately $775,000 available to be borrowed under the Credit Agreement. The Company has classified the borrowings outstanding under the Credit Agreement as a current obligation.

            The Credit Agreement requires GSE to comply with certain financial ratios. At both March 31, 2005 and June 30, 2005, GSE was not in compliance with its debt service coverage ratio. The Company obtained a letter dated August 4, 2005 in which the lender has agreed to forbear from exercising its rights under the Credit Agreement against the borrowers with respect to this event of default by GSE until delivery of the annual financial statements for the year ended December 31, 2005. The lender will charge GSE a fee of approximately $2,500 as compensation for the waiver.

(6)   COMPREHENSIVE INCOME

      The following are the components of comprehensive income (loss) (in thousands):

                                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                    JUNE 30,                  JUNE 30,
                                                              --------------------      --------------------
                                                                2005         2004        2005         2004
                                                              -------      -------      --------     -------
Net income                                                    $ 1,220      $   394      $  1,688     $   525
Other comprehensive income
      before income tax expense:
              Net unrealized gain (loss) on
                available-for-sale securities                    (197)          88            (6)       (826)
              Net unrealized loss on interest
                rate swap                                           -          352             -          49
              Foreign currency translation
                adjustment                                       (240)         (53)          (91)       (112)
                                                              -------      -------      --------     -------
                                                                  783          781         1,591        (364)

Income tax benefit (expense) relating
  to items of other comprehensive
  income (loss)                                                    77         (172)            2         303
                                                              -------      -------      --------     -------
                Comprehensive income (loss),
                       net of tax                             $   860      $   609      $  1,593     $   (61)
                                                              =======      =======      ========     =======

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                Three and six months ended June 30, 2005 and 2004
                                  (Unaudited)

The components of accumulated other comprehensive loss are as follows (in thousands):

                                                                           JUNE 30,    DECEMBER 31,
                                                                             2005         2004
                                                                          ---------    -----------
Net unrealized gain on available-for-sale securities                      $      14          20
Foreign currency translation adjustment                                        (864)       (773)
                                                                          ---------      ------
     Accumulated other comprehensive loss before tax                           (850)       (753)
Accumulated income tax expense related to unrealized gain
   on available-for-sale securities                                              (6)         (8)
                                                                          ---------      ------
                 Accumulated other comprehensive loss,
                     net of tax                                           $    (856)       (761)
                                                                          =========      ======

(7)   BUSINESS SEGMENTS

      As discussed in Note 1, the Company re-evaluated its reportable business segments during the second quarter of 2005 due to the appointment of Scott
      N. Greenberg as CEO. Based on the information which Mr. Greenberg reviews in order to assess the performance of the Company and make decisions regarding the allocation of resources, the Company determined that it has three reportable business segments effective with Mr. Greenberg's appointment as CEO. General Physics now consists of two reportable business segments: 1) Process, Energy & Government; and 2) Manufacturing & Business Process Outsourcing (BPO). GSE continues to be one reportable business segment. As a result of the change in its reportable business segments, the Company has restated the segment information below for all prior periods presented to conform to the current period's presentation.

      The Process, Energy & Government segment provides engineering consulting, design and evaluation services regarding facilities, the environment, processes and systems, staff augmentation, curriculum design and development, and training and technical services primarily to federal and state governmental agencies, large government contractors, petroleum and chemical refining companies, and electric power utilities.

      The Manufacturing & BPO segment provides training, curriculum design and development, staff augmentation, system hosting, integration and help desk support, business process outsourcing, and consulting and technical services to large companies in the automotive, pharmaceutical, electronics, and other industries as well as to governmental clients.

      GSE provides simulation solutions and services to the nuclear and fossil electric utility industry, as well as process industries such as the chemical and petrochemical industries. In addition, GSE provides plant monitoring, security access and control and signal analysis monitoring and optimization software primarily to the power industry.

      The Company does not allocate the following corporate items to the segments: other income and interest expense; selling, general and administrative expense; and income tax expense. Inter-segment revenue is eliminated in consolidation and is not significant.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                Three and six months ended June 30, 2005 and 2004
                                   (Unaudited)

      The following tables set forth the revenue and operating income of each of the Company's operating segments and includes a reconciliation of segment revenue to consolidated revenue and operating income to consolidated income from continuing operations before income taxes and minority interest (in thousands):

                                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                                              JUNE 30,                     JUNE 30,
                                                     ------------------------      ------------------------
                                                       2005           2004            2005           2004
                                                     ---------      ---------      ---------      ---------
REVENUE:
   Process, Energy & Government                      $  20,968      $  19,354      $  43,101      $  38,242
   Manufacturing & BPO                                  22,853         20,279         44,447         36,700
   GSE                                                   6,555          7,441         12,681         14,852
                                                     ---------      ---------      ---------      ---------
                                                     $  50,376      $  47,074      $ 100,229      $  89,794
                                                     =========      =========      =========      =========
OPERATING INCOME:
   Process, Energy & Government                      $   2,680      $   2,431      $   5,078      $   4,073
   Manufacturing & BPO                                     816           (246)         1,394           (381)
   GSE                                                    (394)           282         (1,437)           454
   Corporate and other general and
          administrative expenses                         (574)        (1,241)          (988)        (2,276)
   Litigation expense for EDS                              (50)             -           (250)             -
   Deferred compensation plan                              209            (42)            18            125
                                                     ---------      ---------      ---------      ---------
                                                         2,687          1,184          3,815          1,995
                                                     ---------      ---------      ---------      ---------
Interest expense                                          (433)          (506)          (813)        (1,139)
Other income (expense)                                     (91)            95            103            233
                                                     ---------      ---------      ---------      ---------
     Income from continuing
          operations before income
          taxes and minority interest                $   2,163      $     773      $   3,105      $   1,089
                                                     =========      =========      =========      =========

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

      The complaint, which was filed in the New York State Supreme Court, alleges that the defendants fraudulently induced the Company to acquire Learning Technologies by concealing the poor performance of Learning Technologies' United Kingdom operation. The complaint also alleges that the defendants represented that Learning Technologies would continue to receive new business from Systemhouse even though the defendants knew that the sale of Systemhouse to EDS was imminent and that such new business would cease after such sale. In February 2001, the defendants filed answers denying liability. No counterclaims against the plaintiffs have been asserted. Although discovery had not yet been

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                Three and six months ended June 30, 2005 and 2004
                                   (Unaudited)

      completed, defendants made a motion for summary judgment, which was submitted in April 2002. The motion was denied by the court due to the MCI bankruptcy, but with leave to the other defendants to renew.

      The defendants other than MCI then made an application to the court to stay the fraud action until the Company and EDS completed a later-commenced arbitration, in which the Company alleged breach of the acquisition agreement and of a separate agreement to refer business to General Physics on a preferred provider basis and seeking actual damages in the amount of $17,600,000 plus interest, was concluded. In a decision dated May 9, 2003, the court granted the motion and stayed the fraud action pending the outcome of the arbitration.

      The arbitration hearings began on May 17, 2004 and concluded on May 24, 2004 before JAMS, a private dispute resolution firm. On September 10, 2004, the arbitrator issued an interim award in which she found that the sellers of Learning Technologies breached certain representations and warranties contained in the acquisition agreement. In a final award dated November 29, 2004, the arbitrator awarded General Physics $12,273,575 in damages and $6,016,109 in pre-award interest. (The damages sought in the litigation are subject to reduction by the $12,273,575 in damages awarded in the arbitration.) On December 30, 2004, EDS made a payment of $18,428,486, which included $138,802 of post-award interest, to General Physics to satisfy its obligation under the arbitration award, which cash was held in escrow as of December 31, 2004. EDS subsequently agreed that the arbitration award was final and binding and that it would take no steps of any kind to vacate or otherwise challenge the award. As a result of the foregoing, the Company recognized a gain on the arbitration award, net of legal fees and expenses, of $13,660,000 in 2004.

      As a result of the conclusion of the arbitration, the state court lifted the stay of the fraud claim against the defendants other than MCI. On February 14, 2005, such defendants filed a new motion for summary judgment dismissing the Company's fraud claim against them. The Company opposed the motion, which was argued on April 4, 2005. On June 6, 2005, the court issued a decision on the motion for summary judgment refusing to dismiss the Company's claims against EDS and Systemhouse relating to false representations concerning the financial condition of Learning Technologies' United Kingdom operation and held that the Company had presented evidence sufficient to raise triable issues of fact as to whether defendants provided the Company with financial projections which they knew to be false or unreasonable, and made representations or omissions indicating that Learning Technologies' United Kingdom operation was on track to achieve revenue targets which they knew it would be unable to achieve. However, the court dismissed the Company's claim that it had been fraudulently induced to acquire Learning Technologies based on false representations that Systemhouse was not for sale. A trial date of November 1, 2005 has been set. The Company has requested a jury trial.

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                Three and six months ended June 30, 2005 and 2004
                                   (Unaudited)

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

(9)   RELATED PARTY TRANSACTIONS

      Management Services Agreements Between NPDC and the Company

      Prior to the spin-off, NPDC was a wholly-owned subsidiary of the Company. In connection with the spin-off, NPDC entered into a separate management agreement with the Company pursuant to which the Company provides certain general corporate services to NPDC.

      Corporate Tax, Legal Support, and Executive Management Consulting Services

      The Company has four associates, including the Chief Executive Officer and Chief Legal Officer who also provide services to NPDC under a management services agreement, for which the Company is reimbursed for such services. Services under the agreement relate to corporate federal and state income taxes, corporate legal services, corporate secretarial administrative support, and executive management consulting. The term of the agreement extends for three years from the date of the spin-off, or through November 24, 2007, and may be terminated by either NPDC or the Company on or after July 30, 2006 with 180 days prior written notice. For the three and six months ended June 30, 2005, the Company charged NPDC $362,000 and $656,000, respectively, for services under this management agreement, based on an agreed upon allocation of actual costs incurred by the Company on behalf of NPDC. Pursuant to an amendment to the management agreement effective July 1, 2005, NPDC will pay the Company an annual fee of not less than $970,000 as compensation for these services, payable in equal monthly installments.

      Corporate Office Lease

      NPDC continues to occupy a portion of corporate office space leased by the Company. NPDC compensates the Company approximately $205,000 annually for use of this space. The Company's lease extends through December 31, 2006.

      In connection with the spin-off of NPDC, the Company also entered into a separate management agreement with NPDC pursuant to which it was anticipated that the Company would receive certain general corporate services from NPDC. No such services have been required or provided, so the Company

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                Three and six months ended June 30, 2005 and 2004
                                   (Unaudited)

      and NPDC entered into a termination agreement effective as of July 1, 2005 terminating the management agreement.

(10)  COMMITMENTS

      Effective April 11, 2005, General Physics entered into employment agreements with certain of its officers, resulting in committed compensation of approximately $2.0 million annually. These agreements have employment terms expiring in 2007, provide for grants of restricted stock units pursuant to the Company's 2003 Incentive Stock Plan, contain non-compete covenants and change of control and termination provisions.

(11)  ACCOUNTING STANDARD ISSUED

      In December 2004, the FASB issued SFAS No. 123 - Revised, Share-Based Payment (SFAS No. 123R), which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees. Currently, the Company does not record compensation expense for certain stock-based compensation. Under SFAS No. 123R, the Company will measure the cost of employee services received in exchange for stock, based on the grant-date fair value (with limited exceptions) of the stock award. Such cost will be recognized over the period during which the employee is required to provide service in exchange for the stock award (usually the vesting period). The fair value of the stock award will be estimated using an option-pricing model, with excess tax benefits, as defined in SFAS No. 123R, being recognized as an addition to paid in capital. SFAS No. 123R was to be effective as of July 1, 2005. However, based on Final Rule 74 issued by the Securities and Exchange Commission in April 2005, which delayed the implementation of SFAS No. 123R, the Company plans to adopt SFAS No. 123R effective January 1, 2006. The Company expects to adopt SFAS No. 123R using the Modified Prospective Application method without restatement of prior periods. Under this method, the Company will begin to amortize compensation cost for the remaining portion of its outstanding awards on the adoption date for which the requisite service has not yet been rendered. Compensation cost for these awards will be based on the fair value of the awards as disclosed on a pro-forma basis under SFAS 123 in Note 3, Stock Based Compensation. The Company will account for awards that are granted, modified, or settled after the adoption date in accordance with SFAS No. 123R. The Company is currently in the process of evaluating the impact of SFAS No. 123R on its consolidated financial statements.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      RESULTS OF OPERATIONS

      General Overview

      Through March 31, 2005, the Company operated under two business segments which consisted of its training and workforce development business operated by General Physics Corporation ("General Physics" or "GP") and its simulation business operated by GSE Systems Inc. ("GSE"). General Physics is a global workforce development company that improves the effectiveness of organizations by providing training, management consulting, e-Learning solutions and engineering services that are customized to meet the specific needs of clients. GSE is a leader in real-time high fidelity simulation technology and model development and provides simulation solutions and services to the power generation industry, the process industries, and the U.S. Government. In addition, GSE provides plant monitoring and signal analysis monitoring and optimization software primarily to the power industry, and develops specialized software applications for emerging technologies.

      On April 26, 2005, the Board of Directors elected Scott N. Greenberg, who was then President and Chief Financial Officer of the Company, to the additional position of Chief Executive Officer ("CEO") of the Company, succeeding Jerome I. Feldman. As a result of Mr. Greenberg's appointment as CEO, the Company re-evaluated its reportable business segments under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Based on the information which Mr. Greenberg reviews in order to assess the performance of the Company and make decisions regarding the allocation of resources, the Company determined that it has three reportable business segments effective with Mr. Greenberg's appointment as CEO. General Physics now consists of two reportable business segments: 1) Process, Energy & Government; and 2) Manufacturing & Business Process Outsourcing (BPO). GSE continues to be one reportable business segment. As a result of the change in the Company's reportable business segments, all prior period information presented herein has been restated to conform to the current period's presentation.

      The Process, Energy & Government segment provides engineering consulting, design and evaluation services regarding facilities, the environment, processes and systems, staff augmentation, curriculum design and development, and training and technical services primarily to federal and state governmental agencies, large government contractors, petroleum and chemical refining companies, and electric power utilities.

      The Manufacturing & BPO segment provides training, curriculum design and development, staff augmentation, system hosting, integration and help desk support, business process outsourcing, and consulting and technical services to large companies in the automotive, pharmaceutical, electronics, and other industries as well as to governmental clients.

      On November 24, 2004, the Company completed the spin-off of National Patent Development Corporation ("NPDC"). Subsequent to the spin-off, the results of operations of NPDC are presented as discontinued operations for the three and six months ended June 30, 2004.

      During the six months ended June 30, 2005, GSE incurred a significant operating loss. GSE's profitability and revenue were primarily impacted by a lower volume of orders logged. In addition, GSE has continued to spend heavily on business development activities in order to expand its simulation business into new sectors, such as the U.S. military and homeland security markets. GSE's cash position weakened during the six months ended June 30, 2005, with total cash decreasing from $868,000 as of December 31, 2004 to $294,000 as of June 30, 2005. As a result, GSE issued and sold to Dolphin Direct Equity Partners, LP, a Senior Subordinated Secured

      Convertible Note in the aggregate principal amount of $2,000,000, maturing March 31, 2009 (the "Dolphin Note"), and a seven-year warrant to purchase 380,952 shares of GSE common stock at an exercise price of $2.22 per share (the "GSE Warrant"). The note is convertible into 1,038,961 shares of GSE common stock at a conversion price of $1.925 per share and accrues interest at 8% payable quarterly. The aggregate purchase price for the Dolphin Note and GSE Warrant was $2,000,000. In connection with this transaction, General Physics' commitment to loan GSE up to $1,000,000 has been terminated.

      Additionally, GSE has utilized $725,000 of its $1.5 million credit facility as of June 30, 2005, including $50,000 for a letter of credit. Approximately $775,000 was available to be borrowed under the Credit Agreement as of June 30, 2005. The Company has classified the borrowings outstanding under the Credit Agreement as a current obligation.

      On June 20, 2005, the Board of Directors approved the Company's plan to spin-off its 57% interest in GSE through a special dividend to the Company's stockholders. Stockholders will receive in the spin-off a pro-rata share of GSE common stock based on the number of shares of the Company's common stock or Class B stock held on the record date, which will be determined on a future date. On July 8, 2005, GSE filed with the Securities and Exchange Commission a registration statement relating to the shares of GSE to be distributed in the spin-off. The Company anticipates that the record date will be set and the spin-off will occur shortly after such registration statement is declared effective.

      General Physics' backlog for services under signed contracts and subcontracts was approximately $96.9 million as of June 30, 2005. GSE's backlog was approximately $14.7 million as of June 30, 2005.

      Operating Highlights

      THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004

      For the second quarter of 2005, the Company had income from continuing operations before income tax expense and minority interest of $2,163,000 compared to $773,000 for the second quarter of 2004. The improved results were primarily due to increased operating income of $1,311,000 for General Physics' two business segments, as well as reduced general and administrative expenses at the corporate level. These improvements were offset by a reduction in the operating segment income from GSE of $676,000. Government revenue accounted for approximately 39% of General Physics' revenue for the quarter ended June 30, 2005.

Revenue

(Dollars in Thousands)         THREE MONTHS ENDED
                                   JUNE 30,
                               ------------------
                                2005      2004
                               -------   --------
Process, Energy & Government   $20,968   $19,354
Manufacturing & BPO             22,853    20,279
GSE                              6,555     7,441
                               -------   -------
                               $50,376   $47,074
                               =======   =======

      Process, Energy & Government segment revenue increased $1.6 million or 8.3% during the second quarter of 2005 compared to the same period of 2004. The increase is primarily due to an increase in government, homeland security, and various other training services. New contract awards and increased contract scopes to provide these services to existing customers led to increased revenue during the second quarter of 2005.

      Manufacturing & BPO segment revenue increased $2.6 million or 12.7% during the second quarter of 2005 compared to the same period of 2004. The increase is due to an increase in business process outsourcing services provided to customers primarily in the electronics industry, increased system implementation and hosting services primarily to the federal government, and increases in other professional development and training courses provided to customers in the manufacturing industry. We continue to expand the scope of services provided to business process and training outsource customers.

      GSE's revenue decreased $886,000 or 11.9% during the second quarter of 2005 compared to the same period of 2004. The decrease reflects a lower order volume logged in 2004.

Gross Profit

(Dollars in thousands)                   THREE MONTHS ENDED
                                             JUNE 30,
                               -------------------------------------
                                     2005               2004
                               -----------------  ------------------
                                       % Revenue           % Revenue
                                       ---------           ---------
Process, Energy & Government   $4,058    19.4%    $3,637     18.8%
Manufacturing & BPO             2,472    10.8%     1,244      6.1%
GSE                             1,458    22.2%     1,419     19.1%
                               ------    ----     ------     ----
                               $7,988    15.9%    $6,300     13.4%
                               ======    ====     ======     ====

      Process, Energy & Government gross profit of $4.1 million or 19.4% of revenue for the second quarter of 2005 increased by $421,000 or 11.6% when compared to gross profit of approximately $3.6 million or 18.8% of revenue for the same period of 2004. This increase in gross profit was primarily driven by an increase in revenue for training services provided to our government and energy customers. The increase in gross profit as a percentage of revenue is primarily due to a decrease in overhead expenses as a percentage of revenue as our infrastructure costs have not increased at the same rate as our contract revenue growth.

      Manufacturing & BPO gross profit of $2.5 million or 10.8% of revenue for the second quarter of 2005 increased by $1.2 million or 98.7% when compared to gross profit of approximately $1.2 million or 6.1% of revenue for the same period of 2004. This increase in gross profit was primarily driven by an increase in revenue from business process outsourcing and training outsourcing services. The increase in gross profit as a percentage of revenue is primarily due to a decrease in overhead expenses as a percentage of revenue as our infrastructure costs have not increased at the same rate as our contract revenue growth.

      GSE gross profit was $1.5 million or 22.2% of revenue for the three months ended June 30, 2005 compared to gross profit of $1.4 million or 19.1% of revenue in the same period of 2004, which is relatively flat for these comparative periods.

      Selling, General and Administrative Expense

      SG&A expenses increased $0.2 million from $5.1 million for the second quarter of 2004 to $5.3 million for the second quarter of 2005. This net increase is primarily related to higher legal and accounting fees and certain facility costs at GSE. These increases were partially offset by a decrease in corporate SG&A expenses primarily due to the spin off of NPDC in November 2004, which were not allocable to discontinued operations.

      Interest Expense

      Interest expense decreased $0.1 million from $0.5 million for the second quarter of 2004 to $0.4 million for the second quarter of 2005. The decrease was primarily attributable to General Physics' payoff of its short term borrowings in January of 2005.

      Other Income (Expense)

      Other expense was $0.1 million for the second quarter of 2005 compared to other income of $0.1 million for the same period of 2004. The increase in expense is primarily due to the reduction in estimated fair value of GSE foreign currency contracts for the sale of Japanese Yen at fixed rates which is recorded in other expense.

      Income Taxes

      Income tax expense increased by approximately $0.8 million from $0.4 million for the second quarter of 2004 to $1.2 million for the second quarter of 2005. This increase is due to increased income for the consolidated tax operations for the second quarter of 2005. The Company derived no tax benefit from the $0.4 million loss from GSE operations for the three months ended June 30, 2005, as GSE is not consolidated into the Company's results for federal income tax purposes.

      SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004

      For the six months ended June 30, 2005, the Company had income from continuing operations before income tax expense and minority interest of $3,105,000 compared to $1,089,000 for the same period in 2004. The improved results were primarily due to increased operating income of $2,780,000 for General Physics' two business segments, as well as reduced general and administrative expenses at the corporate level. These improvements were offset by a reduction in the operating segment income from GSE of $1,891,000. Government revenue accounted for approximately 39% of General Physics' revenue for the six months ended June 30, 2005.

      Revenue

(Dollars in Thousands)          SIX MONTHS ENDED
                                    JUNE 30,
                               -------------------
                                 2005       2004
                               --------   --------
Process, Energy & Government   $ 43,101   $ 38,242
Manufacturing & BPO              44,447     36,700
GSE                              12,681     14,852
                               --------   --------
                               $100,229   $ 89,794
                               ========   ========

      Process, Energy & Government segment revenue increased $4.9 million or 12.7% during the six months ended June 30, 2005 compared to the same period of 2004. The increase is primarily due to an increase in government, homeland security, and various other training services. New contract awards and increased contract scopes to provide these services to existing customers led to increased revenue during the first six months of 2005.

      Manufacturing & BPO segment revenue increased $7.7 million or 21.1% during the six months ended June 30, 2005 compared to the same period of 2004. The increase is due to an increase in business process outsourcing services provided to customers primarily in the electronics industry, increased system implementation and hosting services primarily to the federal government, and increases in other professional development and training courses provided to customers in the manufacturing industry. We continue to expand the scope of services provided to business process and training outsource customers.

      GSE revenue decreased $2.2 million or 14.6% during the six months ended June 30, 2005 compared to the same period of 2004. The decrease reflects a lower order volume logged in 2004.

Gross Profit

(Dollars in thousands)                        SIX MONTHS ENDED
                                                   JUNE 30,
                                ------------------------------------------
                                        2005                  2004
                                --------------------  --------------------
                                          % Revenue              % Revenue
                                          ----------             ---------
Process, Energy & Government    $  7,771     18.0%    $   6,587    17.2%
Manufacturing & BPO                4,470     10.1%        2,421     6.6%
GSE                                2,326     18.3%        2,994    20.2%
                                --------     ----     ---------    ----
                                $ 14,567     14.5%    $  12,002    13.4%
                                ========     ====     =========    ====

      Process, Energy & Government gross profit of $7.8 million or 18.0% of revenue for the six months ended June 30, 2005 increased by $1.2 million or 18.0% when compared to gross profit of approximately $6.6 million or 17.2% of revenue for the same period of 2004. This increase in gross profit was primarily driven by an increase in revenue for training services provided to our government and energy customers. The increase in gross profit as a percentage of revenue is primarily due to a decrease in overhead expenses as a percentage of revenue as our infrastructure costs have not increased at the same rate as our contract revenue growth.

      Manufacturing & BPO gross profit of $4.5 million or 10.1% of revenue for the six months ended June 30, 2005 increased by $2.0 million or 84.6% when compared to gross profit of approximately $2.4 million or 6.6% of revenue for the same period of 2004. This increase in gross profit was primarily driven by an increase in revenue from business process outsourcing and training outsourcing services. The increase in gross profit as a percentage of revenue is primarily due to a decrease in overhead expenses as a percentage of revenue as our infrastructure costs have not increased at the same rate as our contract revenue growth.

      GSE gross profit of $2.3 million or 18.3% of revenue for the six months ended June 30, 2005 decreased by $0.7 million or 22.3% when compared to gross profit of $3.0 million or 20.2% of revenue for the same period of 2004. The decrease in gross profit is primarily attributable to the lower revenue base to cover GSE's relatively fixed overhead costs.

      Selling, General and Administrative Expense

      SG&A increased $0.8 million or 7.4% from $10.0 million for the six months ended June 30, 2004 to $10.8 million for the same period of 2005. This net increase is primarily related to higher legal and accounting fees and certain facility costs at GSE. These increases were partially offset by a decrease in corporate SG&A expenses primarily due to the spin off of NPDC in November 2004, which were not allocable to discontinued operations.

      Interest Expense

      Interest expense decreased $0.3 million from $1.1 million for the six months ended June 30, 2004 to $0.8 million for the same period of 2005. The decrease was primarily attributable to General Physics' payoff of its short term borrowings in January of 2005.

      Other Income (Expense)

      Other income was $0.1 million for the six months ended June 30, 2005 compared to $0.2 million for the same period of 2004. The decrease compared to the prior period is primarily due to a decrease in interest income on loans receivable. Additionally, GSE recorded a reduction in the estimated fair value of foreign currency contracts for the sale of Japanese Yen at fixed rates which is included in other expense.

      Income Taxes

      Income tax expense increased by approximately $1.4 million from $0.6 million for the six months ended June 30, 2004 to $2.0 million for the same period of 2005. This increase is due to increased income of the consolidated tax operations for the six months ended June 30, 2005. The Company derived no tax benefit from the $1.4 million loss from GSE operations for the six months ended June 30, 2005, as GSE is not consolidated into the Company's results for federal income tax purposes.

      LIQUIDITY AND CAPITAL RESOURCES

      WORKING CAPITAL AND CASH FLOWS

      As of June 30, 2005, the Company had cash and cash equivalents totaling $6.9 million. The Company believes that cash generated from operations and borrowing availability under its Credit Agreement (described below), will be sufficient to fund the working capital and other requirements of the Company for the foreseeable future. During the six months ended June 30, 2005, the Company's working capital increased by $6.7 million from $20.6 million at December 31, 2004 to $27.3 million at June 30, 2005.

      The Company's cash balance increased $4.5 million from $2.4 million at December 31, 2004 to $6.9 million at June 30, 2005. The increase in cash and cash equivalents during the six months ended June 30, 2005 resulted from cash provided by operating activities of $8.2 million, offset by cash used by investing activities of $0.4 million, cash used by financing activities of $3.2 million, and a negative effect of exchange rate changes on cash of approximately $0.1 million.

      Cash Flows from Operating Activities

      Cash provided by operating activities was $8.2 million for the six months ended June 30, 2005 compared to cash used in operating activities of $4.1 million for the same period of 2004. The increase in cash compared to the prior period is primarily due to $1.2 million higher net income in 2005 compared to 2004, proceeds from the EDS lawsuit arbitration of $13.8 million in 2005, and increased non-cash compensation expense in 2005 compared to 2004. These increases in cash flows from operating activities were offset by a decrease in changes in other operating items by approximately $3.1 million, primarily due to a decrease in accrued expenses related to the payout of $5 million of the EDS arbitration proceeds to NPDC in 2005 which were accrued for in 2004. The remainder of the change in other operating items is due to favorable changes in working capital.

      Cash Flows from Investing Activities

      Cash used by investing activities was $0.4 million for the six months ended June 30, 2005 compared to cash provided by investing activities of $0.1 million for the same period of 2004. The decrease in cash is primarily due to proceeds from the sale of marketable securities of approximately $1.0 million in 2004 that did not recur in 2005. This increase in cash used by investing activities was offset by a decrease in capital expenditures for property, plant and equipment of approximately $0.5 million during the six months ended June 30, 2005 compared to the same period of 2004.

      Cash Flows from Financing Activities

      Cash used by financing activities was $3.2 million for the six months ended June 30, 2005 compared to cash provided by financing activities of $3.2 million for the same period of 2004. The decrease in cash is primarily due to the repayment by General Physics of its short-term borrowings of $6.1 million during the six months ended June 30, 2005. This use of cash was offset by net cash proceeds of $1.5 million in connection with GSE's issuance of the Dolphin Note in 2005 compared to repayments of long-term debt by General Physics of $0.6 million in 2004. Additionally, cash proceeds from the exercise of employee stock options increased by $0.6 million during the six months ended June 30, 2005 compared to the same period of 2004.

      LONG-TERM DEBT AND SHORT-TERM BORROWINGS

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

      General Physics and General Physics' subsidiary, SkillRight, Inc., have a three-year $25 million Credit Agreement with a bank that expires on August 13, 2006 with annual renewal options. The interest rate on borrowings under the Credit Agreement is at the daily LIBOR Market Index Rate plus 3%. The Credit Agreement, as amended in March 2004 to include GSE, is secured by certain assets of General Physics. The Credit Agreement also contains certain restrictive covenants. General Physics is currently restricted from paying dividends and management fees to the Company in excess of $1.0 million in any fiscal year. The Company repaid in full the $6.1 million outstanding under the Credit Agreement as of December 31, 2004 in January of 2005, using the proceeds received from the EDS arbitration award (see Note 8 to the condensed consolidated financial statements). On March 9, 2005, General Physics received a waiver to loan GSE a maximum of $1.0 million to satisfy any GSE short-term capital requirements over the next 15 months. In connection with GSE's issuance and sale of the Dolphin Note (discussed below), General Physics' commitment to loan GSE a maximum of $1.0 million was terminated.

      On March 30, 2004, GSE was added as an additional borrower under the General Physics Credit Agreement. Under the terms of the Credit Agreement, as amended, $1.5 million of General Physics' Credit Agreement was allocated for use by GSE. The Credit Agreement was amended to provide for additional collateral consisting of substantially all of GSE's assets as well as certain covenants specific to GSE. The interest rate is based upon the daily LIBOR Market Index Rate plus 3%, with interest only payments due monthly. The Company agreed to guarantee GSE's borrowings under the Credit Agreement, as amended, in consideration for a fee pursuant to the Management Services Agreement.

      The Credit Agreement requires GSE to comply with certain financial ratios. At both March 31, 2005 and June 30, 2005, GSE was not in compliance with its debt service coverage ratio. The Company obtained a letter dated August 4, 2005 in which the lender has agreed to forbear from exercising its rights under the Credit Agreement against the borrowers with respect to this event of default by GSE until the delivery of the annual financial statements for the year ended December 31, 2005. The lender will charge GSE a fee of approximately $2,500 as compensation for the waiver. The Company has classified the borrowings outstanding under the Credit Agreement as a current obligation.

      On May 26, 2005, GSE issued and sold to Dolphin Direct Equity Partners, LP, a Senior Subordinated Secured Convertible Note in the aggregate principal amount of $2,000,000, maturing March 31, 2009, and a seven-year warrant to purchase 380,952 shares of GSE common stock at an exercise price of $2.22 per share. The note is convertible into 1,038,961 shares of GSE common stock at a conversion price of $1.925 per share and accrues interest at 8% payable quarterly. The aggregate purchase price for the Dolphin Note and GSE Warrant was $2,000,000. In connection with this transaction, General Physics' commitment to loan GSE up to $1,000,000 was terminated. Under the terms of the note, the number of shares of GSE common stock actually issued on conversion of the Dolphin Note, when aggregated with the number of shares of GSE common stock actually issued upon exercise of the GSE Warrant, could not exceed 19.99% of the outstanding shares of GSE common stock on May 26, 2005 (the "Conversion Share Limit"). Of the $2 million proceeds from the sale of the Dolphin Note, $500,000 was placed in escrow until the termination of the Conversion Share Limit which expired on June 29, 2005. The $500,000 of cash in escrow was released to GSE on July 7, 2005.

      NEW ACCOUNTING STANDARD

      In December 2004, the FASB issued SFAS No. 123 - Revised (SFAS No. 123R), Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees. Currently, the Company does not record compensation expense for certain stock-based compensation. Under SFAS No. 123R, the Company will measure the cost of employee services received in exchange for stock, based on the grant-date fair value (with limited exceptions) of the stock award. Such cost will be recognized over the period during which the employee is required to provide service in exchange for the stock award (usually the vesting period). The fair value of the stock award will be estimated using an option-pricing model, with excess tax benefits, as defined in SFAS No. 123R, being recognized as an addition to paid in capital. SFAS No. 123R was to be effective as of July 1, 2005. However, based on Final Rule 74 issued by the Securities and Exchange Commission in April 2005, which delayed the implementation of SFAS No. 123R, the Company plans to adopt SFAS No. 123R effective January 1, 2006. The Company expects to adopt SFAS No. 123R using the Modified Prospective Application method without restatement of prior periods. Under this method, the Company will begin to amortize compensation cost for the remaining portion of its outstanding awards on the adoption date for which the requisite service has not yet been rendered. Compensation cost for these awards will be based on the fair value of those awards as disclosed on a pro-forma basis under SFAS 123 in Note 3, Stock-Based Compensation. The Company will account for awards that are granted, modified, or settled after the adoption date in accordance with SFAS No. 123R. The Company is currently in the process of evaluating the impact of SFAS No. 123R on its consolidated financial statements.

      FORWARD-LOOKING STATEMENTS

      The forward-looking statements contained herein reflect GP Strategies' management's current views with respect to future events and financial performance. We use words such as "expects", "intends" and "anticipates" to indicate forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, all of which are difficult to predict and many of which are beyond the control of GP Strategies, including, but not limited to, the ability of GSE to secure additional financing, our holding company structure, failure to continue to attract and retain personnel, loss of business from significant customers, failure to keep pace with technology, changing economic conditions, competition, our ability to implement procedures that will reduce the likelihood that material weaknesses in internal control over financial reporting will not occur in the future, and those other risks and uncertainties detailed in GP Strategies' periodic reports and registration statements filed with the Securities and Exchange Commission.

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

      GSE's most significant market risk is changes in foreign currency exchange rates. GSE's exposure to foreign currency exchange rate fluctuations arises in part from inter-company accounts in which costs incurred in one entity are charged to other entities in different foreign jurisdictions. GSE is also exposed to foreign currency exchange rate fluctuations as the financial results of all foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, those results when translated may vary from expectations and adversely impact overall expected profitability.

      GSE utilizes various derivative financial instruments to manage market risks associated with the fluctuations in foreign currency exchange rates. It is GSE's policy to use derivative financial instruments to protect against market risk arising in the normal course of business. GSE monitors its foreign currency exposures to maximize the overall effectiveness of its foreign currency positions. GSE's objective in holding derivatives is to minimize risks by using methods to reduce the impact of these exposures. GSE minimizes credit exposure by limiting counterparties to nationally recognized financial institutions. As of June 30, 2005, GSE had foreign currency contracts for the sale of $2.8 million Japanese Yen at fixed rates. The contracts expire at various dates through May 2007. The Company has not designated the contracts as hedges and, accordingly, has recorded the reduction in estimated fair value of the contracts during the quarter and six months ended June 30, 2005 of $102,000 and $157,000, respectively, in the accompanying condensed consolidated financial statements.

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

      As discussed more fully in Item 9A of our Annual Report on Form 10-K/A-2 dated April 29, 2005, for the year ended December 31, 2004, in connection with our audit of our consolidated financial statements for the fiscal year ended December 31, 2004, we determined that the Company's policies and procedures did not provide for adequate management oversight and review of the Company's income tax accounting. This lack of adequate management oversight and review of the Company's income tax accounting resulted in material errors in the Company's income tax provision, which were identified and corrected prior to the issuance of the consolidated financial statements for the year ended December 31, 2004. This deficiency represents more than a remote likelihood that a material misstatement of the Company's annual or interim financial statements would not have been prevented or detected.

      The Company's policies and procedures did not provide for adequate management oversight and review of the Company's consolidated financial statements and footnote disclosures. In addition, the Company did not have adequate technical resources to ensure the timely completion and review of its consolidated financial statements and footnote disclosures. These deficiencies resulted in material errors in the consolidated financial statements, primarily the number of weighted average common shares outstanding used in the earnings per share calculation, the presentation of cash flows from operating and financing activities, and certain financial statement footnote disclosures related to income taxes and stock-based compensation, which were identified and corrected prior to the issuance of the 2004 consolidated financial statements. These deficiencies represent more than a remote likelihood that a material misstatement of the Company's annual or interim financial statements would not have been prevented or detected.

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

      As a result, we implemented changes in certain of our internal controls over financial reporting during the six months ended June 30, 2005, as follows:

            - The Company has, subsequent to December 31, 2004, revised its processes and procedures to prepare the consolidated income tax provision and the consolidated financial statements and footnote disclosures, and implemented additional management review controls over the related processes.

            - The Company hired a Director of Financial Reporting who is dedicated to the Company's financial reporting requirements.

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

                           PART II. OTHER INFORMATION

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  On April 24, 2005, the Company held its annual meeting of shareholders. At that meeting, the following matters were voted upon:

                  1. All of the Directors nominated by the Company were elected as follows:

                                Common Shares Cast:         Class B Shares Cast:
                                -------------------         --------------------
                                For            Withheld        For         Withheld
                                ---            --------        ---         --------
Harvey P. Eisen             14,466,822          85,527     12,000,000          0
Jerome I. Feldman           14,460,265          92,084     12,000,000          0
Marshall S. Geller          14,488,371          63,978     12,000,000          0
Scott N. Greenberg          14,465,639          86,710     12,000,000          0
Scott R. Peppet             14,491,033          61,316     12,000,000          0
Richard C. Pfenniger, Jr.   14,491,432          60,917     12,000,000          0
Ogden R. Reid               14,488,023          64,326     12,000,000          0
Matthew Zell                14,462,592          89,757     12,000,000          0

                  2. The ratification of KPMG LLP as independent auditors was approved. With respect to holders of common stock, the number of affirmative votes cast was 14,478,647 and the number of votes cast against was 73,702. With respect to holders of Class B common stock, the number of affirmative votes cast was 12,000,000 and the number of votes cast against was zero.

         ITEM 5.  OTHER INFORMATION

                  Effective April 11, 2005, General Physics entered into employment agreements with certain of its officers. These agreements have employment terms expiring in 2007, provide for grants of restricted stock units pursuant to the Company's 2003 Incentive Stock Plan (the "Plan"), contain non-compete covenants and change of control and termination provisions. The form of the employment agreement is filed herewith as
                  Exhibit 10.1.

                  On April 11, 2005, the Company granted 172,000 restricted stock units to certain officers of General Physics pursuant to the Plan. Each stock unit is equivalent to one share of Company stock and vests to the officers of General Physics over a five year service period. The form of the stock unit agreement is filed herewith as Exhibit 10.2.

ITEM 6.                                 EXHIBITS
------                                  --------
 10.1   Form of Employment Agreement between General Physics Corporation and certain officers.*

 10.2 Form of Stock Unit Agreement between GP Strategies Corporation and certain executive officers.*

 10.3 Lock-Up Agreement between GP Strategies Corporation and Scott Greenberg in connection with stock grant authorized by the Compensation Committee of the Board of Directors on March 23, 2005.*

 10.4 Lock-Up Agreement between GP Strategies Corporation and Doug Sharp in connection with stock grant authorized by the Compensation Committee of the Board of Directors on March 23, 2005.*

 10.5   Stock Unit Agreement between GP Strategies Corporation and Andrea
        Kantor.*

 10.6   Forbearance letter dated August 4, 2005.*

 10.7   Amendment, dated July 1, 2005, to the Management Agreement, dated July
        30, 2004, between GP Strategies Corporation and National Patent
        Development Corporation.*

 10.8 Termination Agreement, dated June 30, 2005, of the Management Agreement, dated July 30, 2004, between National Patent Development Corporation and
        GP Strategies Corporation.*

 10.9   Form of Management Agreement between GP Strategies Corporation and
        National Patent Development Corporation. Incorporated herein by reference to Exhibit 10.1 of National Patent Development Corporation
        Form S-1, Registration No. 333-118568.10.61.

 10.10  Form of Management Agreement between National Patent Development
        Corporation and GP Strategies Corporation. Incorporated herein by reference to Exhibit 10.2 of National Patent Development Corporation
        Form S-1, Registration No. 333-118568.

 31.1 Certification of Chief Executive Officer and Chief Financial Officer of the Company dated August 9, 2005 pursuant to Securities and Exchange Act
        Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

 32.1 Certification of Chief Executive Officer and Chief Financial Officer of the Company dated August 9, 2005 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

-------------
*Filed herewith

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                             GP STRATEGIES CORPORATION

August 9, 2005               /s/  Scott N. Greenberg
                             ---------------------------
                             Chief Executive Officer and Chief Financial Officer