Form 10-Q
period 2005-09-30
GP STRATEGIES CORP
filed 2005-11-14
CIK 70415

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to _____________________

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

                                 (914)-249-9700
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    -----

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12(b)-2 of the Exchange Act). Yes   X   No
                                                  -----    -----

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12(b)-2 of the Exchange Act). Yes       No   X
                                                  -----    -----

     Indicate the number of shares outstanding of each of issuer's classes of common stock as of October 31, 2005:

Common Stock      17,081,674 shares
Class B Capital    1,200,000 shares

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

   Condensed Consolidated Balance Sheets -
      September 30, 2005 and December 31, 2004                                1

   Condensed Consolidated Statements of Operations-
      Three Months and Nine Months Ended September 30, 2005 and 2004          2

   Condensed Consolidated Statements of Cash Flows -
      Nine Months Ended September 30, 2005 and 2004                           3

   Notes to Condensed Consolidated Financial Statements                       4

Item 2. Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                       18

Item 3. Quantitative and Qualitative Disclosure About Market Risk            26

Item 4. Controls and Procedures                                              26

PART II. OTHER INFORMATION

Item 6. Exhibits                                                             28

Signatures                                                                   29

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                               SEPTEMBER 30,
                                                                    2005       DECEMBER 31,
                                                                (UNAUDITED)        2004
                                                               -------------   ------------
                           ASSETS

Current assets:
   Cash and cash equivalents                                      $ 10,507       $  2,417
   Cash held in escrow from arbitration settlement                      --         13,798
   Accounts and other receivables, less allowance
      for doubtful accounts of $883 in 2005 and $917 in 2004        24,264         31,114
   Costs and estimated earnings in excess of billings on
      uncompleted contracts                                         12,143         16,834
   Prepaid expenses and other current assets                         7,363          5,828
                                                                  --------       --------
         Total current assets                                       54,277         69,991
                                                                  --------       --------
   Property, plant and equipment                                     6,020         13,078
   Accumulated depreciation                                         (4,007)       (10,405)
                                                                  --------       --------
      Property, plant and equipment, net                             2,013          2,673
Intangible assets:
   Goodwill                                                         57,507         63,867
   Patents, licenses and contract rights                             1,340          1,821
   Accumulated amortization of patents,
      licenses and contract rights                                    (653)          (797)
                                                                  --------       --------
      Intangible assets, net                                        58,194         64,891
Deferred tax assets                                                 13,796         15,164
Other assets                                                         1,245          3,316
                                                                  --------       --------
         Total assets                                             $129,525       $156,035
                                                                  ========       ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of long-term debt                           $     87       $    100
   Short-term borrowings                                                --          6,068
   Accounts payable and accrued expenses                            19,947         33,219
   Billings in excess of costs and estimated
      earnings on uncompleted contracts                              7,168         10,003
                                                                  --------       --------
         Total current liabilities                                  27,202         49,390
Long-term debt less current maturities                              11,207         10,951
Other non-current liabilities                                        1,138          1,739
                                                                  --------       --------
         Total liabilities                                          39,547         62,080
                                                                  --------       --------
Minority interest                                                       --          2,335
Stockholders' equity:
   Common stock, par value $0.01 per share                             171            167
   Class B capital stock, par value $0.01 per share                     12             12
   Additional paid-in capital                                      168,929        171,852
   Accumulated deficit                                             (76,193)       (78,923)
   Unearned compensation                                            (1,210)            --
   Accumulated other comprehensive loss                             (1,068)          (761)
   Note receivable from stockholder                                   (619)          (619)
   Treasury stock, at cost                                             (44)          (108)
                                                                  --------       --------
         Total stockholders' equity                                 89,978         91,620
                                                                  --------       --------
         Total liabilities and stockholders' equity               $129,525       $156,035
                                                                  ========       ========

See accompanying notes to the condensed consolidated financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                THREE MONTHS ENDED    NINE MONTHS ENDED
                                                   SEPTEMBER 30,        SEPTEMBER 30,
                                                ------------------   -------------------
                                                  2005      2004       2005       2004
                                                -------   --------   --------   --------
Revenue                                         $44,059   $44,178    $131,278   $118,814
Cost of revenue                                  37,371    38,855     112,678    104,786
                                                -------   -------    --------   --------
   Gross profit                                   6,688     5,323      18,600     14,028
Selling, general and administrative expenses     (4,060)   (3,791)    (10,996)   (11,261)
                                                -------   -------    --------   --------
   Operating income                               2,628     1,532       7,604      2,767
Interest expense                                   (387)     (490)     (1,129)    (1,470)
Other income                                         87       104         141        321
                                                -------   -------    --------   --------
   Income from continuing operations
      before income tax expense                   2,328     1,146       6,616      1,618
Income tax expense                                 (869)     (546)     (2,874)    (1,002)
                                                -------   -------    --------   --------
   Income from continuing operations              1,459       600       3,742        616
Income (loss) from discontinued operations,
   net of income taxes                             (417)     (171)     (1,012)       337
                                                -------   -------    --------   --------
      Net income                                $ 1,042   $   429    $  2,730   $    953
                                                =======   =======    ========   ========
Per common share data:
Basic
   Income from continuing operations            $  0.08   $  0.03    $   0.21   $   0.03
   Income (loss) from discontinued operations     (0.02)    (0.01)      (0.06)      0.02
                                                -------   -------    --------   --------
   Net income                                   $  0.06   $  0.02    $   0.15   $   0.05
                                                =======   =======    ========   ========
Diluted
   Income from continuing operations            $  0.07   $  0.03    $   0.20   $   0.03
   Income (loss) from discontinued operations     (0.02)    (0.01)      (0.06)      0.02
                                                -------   -------    --------   --------
   Net income                                   $  0.05   $  0.02    $   0.14   $   0.05
                                                =======   =======    ========   ========

See accompanying notes to the condensed consolidated financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                           2005      2004
                                                                         -------    ------
Cash flows from operating activities:
   Income from continuing operations                                     $ 3,742   $   616
   Income (loss) from discontinued operations, net of income taxes        (1,012)      337
                                                                         -------   -------
   Net income                                                              2,730       953
   Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
         Depreciation and amortization                                     2,506     2,746
         Collection of deposit in escrow                                  13,798        --
         Issuance of stock for retirement savings plan
            and non-cash compensation expense                                900       100
         Gain on sales of marketable securities                               --      (381)
         Changes in other operating items                                 (8,163)   (4,211)
                                                                         -------   -------
            Net cash provided (used) by operations                        11,771      (793)
                                                                         -------   -------
Cash flows from investing activities:
      Additions to property, plant and equipment                            (818)   (1,281)
      Proceeds from sales of marketable securities                            --     1,012
      Proceeds from sales of property, plant and equipment                    21        --
                                                                         -------   -------
            Net cash used by investing activities                           (797)     (269)
                                                                         -------   -------
Cash flows from financing activities:
      Proceeds from (repayment of) short-term borrowings, net             (4,886)    1,056
      Issuance of subordinated convertible note by GSE                     2,000        --
      Repayment of long-term debt                                             --      (723)
      Proceeds from exercised stock options                                1,238       404
      Distribution of cash in the net assets of GSE in spin-off             (804)       --
      Other financing activities                                            (287)       --
      Payments of obligations under capital leases                           (70)     (270)
                                                                         -------   -------
            Net cash provided (used) by financing activities              (2,809)      467
                                                                         -------   -------
Effect of exchange rate changes on cash and cash equivalents                 (75)       (3)
                                                                         -------   -------
            Net increase (decrease) in cash and cash equivalents           8,090      (598)
Cash and cash equivalents at the beginning of the period                   2,417     4,416
                                                                         -------   -------
Cash and cash equivalents at the end of the period                       $10,507   $ 3,818
                                                                         =======   =======
Non-cash investing activity:
   Distribution of non-cash net assets of GSE in spin-off (see note 4)   $ 5,978   $    --

See accompanying notes to the condensed consolidated financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

             Three and nine months ended September 30, 2005 and 2004
                                   (Unaudited)

(1)  BASIS OF PRESENTATION

     GP Strategies Corporation ("the Company") was incorporated in Delaware in 1959. As of September 30, 2005, the Company's business consists of its training and workforce development business operated by General Physics Corporation ("General Physics" or "GP"). General Physics is a workforce development company that seeks to improve the effectiveness of organizations by providing training, management consulting, e-Learning solutions and engineering services that are customized to meet the specific needs of clients.

     On September 30, 2005, the Company completed a taxable spin-off of its 57% interest in GSE Systems Inc. ("GSE") through a dividend to the Company's stockholders. GSE is a stand alone public company which provides simulation solutions and services to energy, process and manufacturing industries worldwide. On September 30, 2005, stockholders received in the spin-off
     0.283075 shares of GSE common stock for each share of the Company's common stock or Class B stock held on the record date of September 19, 2005. Following the spin-off, the Company ceased to have any ownership interest in GSE and the operations of GSE have been reclassified as discontinued in the Company's condensed consolidated statements of operations for all periods presented (see note 4). The Company will continue to provide corporate support services to GSE, including accounting, finance, human resources, legal, network support and tax, pursuant to a management services agreement, which has been extended through December 31, 2005 (see notes 4 and 10).

     On November 24, 2004, the Company completed the tax-free spin-off of National Patent Development Corporation ("NPDC"). Subsequent to the spin-off, the results of operations of NPDC are presented as discontinued in the Company's condensed consolidated statements of operations for the three and nine months ended September 30, 2004.

     The condensed consolidated financial statements include the operations of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

     The accompanying condensed consolidated balance sheet as of September 30, 2005, the condensed consolidated statements of operations for the three and nine months ended September 30, 2005, and the condensed consolidated statement of cash flows for the nine months ended September 30, 2005 have not been audited, but have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004 as presented in our Annual Report on Form 10-K/A dated May 16, 2005. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2005 interim periods are not necessarily indicative of results to be expected for the entire year. Certain amounts for 2004 have been reclassified to conform with the presentation for 2005.

     In September 2005 in conjunction with the spin-off of GSE, the Company identified an amount in its deferred tax assets that related to the excess tax basis over book basis of its investment in GSE. This deferred tax asset should have been eliminated in purchase accounting when the Company increased its ownership interest in GSE to 57% in October 2003. The Company has reclassified $1.5 million from noncurrent deferred tax assets to goodwill in its December 31, 2004 condensed consolidated balance sheet herein. The Company determined the reclassification had a deminimus impact on the results of the Company's operations for all periods subsequent to October 2003 and was not material quantitatively or qualitatively to the consolidated financial statements taken as a whole.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

             Three and nine months ended September 30, 2005 and 2004
                                   (Unaudited)

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

     Income per share for the three and nine months ended September 30, 2005 and 2004 is as follows (in thousands, except per share data):

                                                THREE MONTHS ENDED   NINE MONTHS ENDED
                                                   SEPTEMBER 30,       SEPTEMBER 30,
                                                ------------------   -----------------
                                                  2005      2004       2005      2004
                                                -------   --------   -------    ------
INCOME (LOSS) USED IN COMPUTATION:
Income from continuing operations               $ 1,459   $   600    $ 3,742   $   616
Income (loss) from discontinued operations         (417)     (171)    (1,012)      337
                                                -------   -------    -------   -------
Net income                                      $ 1,042   $   429    $ 2,730   $   953
                                                =======   =======    =======   =======

SHARES USED IN COMPUTATION:
Basic weighted average shares
   outstanding                                   18,260    17,694     18,105    17,628
Dilutive impact of stock options, warrants
   and non-vested restricted stock units            731       511        811       530
                                                -------   -------    -------   -------
Diluted weighted average shares
   outstanding                                   18,991    18,205     18,916    18,158
                                                =======   =======    =======   =======

INCOME (LOSS) PER COMMON SHARE:
Basic
   Income from continuing operations            $  0.08   $  0.03    $  0.21   $  0.03
   Income (loss) from discontinued operations     (0.02)    (0.01)     (0.06)     0.02
                                                -------   -------    -------   -------
   Net income                                   $  0.06   $  0.02    $  0.15   $  0.05
                                                =======   =======    =======   =======
Diluted
   Income from continuing operations            $  0.07   $  0.03    $  0.20   $  0.03
   Income (loss) from discontinued operations     (0.02)    (0.01)     (0.06)     0.02
                                                -------   -------    -------   -------
   Net income                                   $  0.05   $  0.02    $  0.14   $  0.05
                                                =======   =======    =======   =======

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

             Three and nine months ended September 30, 2005 and 2004
                                   (Unaudited)

     For the three and nine months ended September 30, 2005, stock options, warrants, and convertible notes totaling 574,000 shares for both periods were not dilutive and were excluded from the computation of diluted income per share. For the three and nine months ended September 30, 2004, stock options, warrants, and convertible notes totaling 3,042,000 shares and 3,023,000 shares, respectively, were not dilutive and were excluded from the computation of diluted income per share.

     The difference between the basic and diluted number of weighted average shares outstanding for the three and nine months ended September 30, 2005 and 2004 represents dilutive stock options and warrants, computed under the treasury stock method using the average market price during the period. The difference between the basic and diluted number of weighted average shares outstanding for the three and nine months ended September 30, 2005 also includes dilutive non-vested restricted stock awards granted during 2005, computed under the treasury stock method using average market price.

(3)  STOCK BASED COMPENSATION

     The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price of the options. Statement of Financial Accounting Standards
     (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.

     The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards for the three and nine months ended September 30, 2005 and 2004 (in thousands, except per share data):

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

             Three and nine months ended September 30, 2005 and 2004
                                   (Unaudited)

                                                 THREE MONTHS ENDED   NINE MONTHS ENDED
                                                    SEPTEMBER 30,       SEPTEMBER 30,
                                                 ------------------   -----------------
                                                    2005     2004       2005     2004
                                                   ------   -----      ------   -----
Net income - as reported                           $1,042   $ 429      $2,730   $ 953
Add: stock-based compensation expense
   determined under intrinsic value method and
   included in reported net income, net of tax         90       6         125      18
Deduct: stock-based compensation expense
   determined under the fair value based
   method for all awards, net of tax                 (140)    (37)       (310)   (212)
                                                   ------   -----      ------   -----
Pro forma net income                               $  992   $ 398      $2,545   $ 759
                                                   ======   =====      ======   =====
Net income per share:
   Basic - as reported                             $ 0.06   $0.02      $ 0.15   $0.05
   Basic - pro forma                               $ 0.05   $0.02      $ 0.14   $0.04
   Diluted - as reported                           $ 0.05   $0.02      $ 0.14   $0.05
   Diluted - pro forma                             $ 0.05   $0.02      $ 0.13   $0.04

     The Company granted 1,000 options during the first quarter of 2005 and no options during the second and third quarters of 2005. The per share weighted-average fair value of the Company's stock options granted during the nine months ended September 30, 2005 and 2004 were $3.35 and $1.46, respectively, on the date of grant using the modified Black-Scholes option-pricing model with the following weighted-average assumptions:

                               NINE MONTHS
                           ENDED SEPTEMBER 30,
                          ---------------------
                             2005        2004
                          ---------   ---------
Expected dividend yield           0%          0%
Risk-free interest rate        3.56%       1.69%
Expected volatility           53.51%      34.08%
Expected life             4.0 years   2.0 years

     In December 2004, the FASB issued SFAS No. 123 - Revised, Share-Based Payment, which changed the accounting for stock-based compensation to require companies to expense stock options and other equity awards based on their grant-date fair values. SFAS No. 123R is discussed in more detail in
     Note 12, Accounting Standard Issued.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

             Three and nine months ended September 30, 2005 and 2004
                                   (Unaudited)

(4)  DISCONTINUED OPERATIONS

     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), discontinued businesses are removed from the results of continuing operations and are classified as discontinued operations in the consolidated statements of operations through the effective date of disposal. The following table sets forth the components of income (loss) from discontinued operations for the three and nine months ended September 30, 2005 and 2004 (in thousands):

                                     THREE MONTHS ENDED    NINE MONTHS ENDED
                                        SEPTEMBER 30,        SEPTEMBER 30,
                                     ------------------   ------------------
                                       2005      2004       2005      2004
                                     -------   -------    -------   --------
Revenue                              $ 4,607   $36,079    $17,617   $109,962
Operating income (loss)               (1,232)        3     (2,392)     1,881
Interest expense                         180       308        251      1,080
Income tax benefit (expense)             (30)       56        (63)      (466)
Income (loss) from discontinued
   operations, net of income taxes      (417)     (171)    (1,012)       337

     Discontinued operations for the three and nine months ended September 30, 2005 include the results of GSE, which was distributed to the Company's shareholders in connection with the spin-off effective September 30, 2005. Discontinued operations for the three and nine months ended September 30, 2004 include the results of GSE as well as the results of MXL Industries, Inc., Five Star Products, Inc., and certain other non-core assets, which were distributed to NPDC in connection with the spin-off effective November 24, 2004.

     In accordance with SFAS No. 144, only those costs that are solely attributable to the discontinued business segments have been allocated to discontinued operations. Accordingly, the results for the three and nine months ended September 30, 2005 and 2004 include overhead expenses that were incurred for the benefit of the Company's continuing and discontinued operations, which are included in continuing operations.

     The Company will continue to provide corporate support services to GSE, including accounting, finance, human resources, legal, network support and tax, pursuant to a management services agreement which was extended through December 31, 2005 (see note 10). For the three and nine months ended September 30, 2005, the Company recorded revenues for these services of $196,000 and $525,000, respectively. For the three and nine months ended September 30, 2004, the Company recorded revenues for these services of $144,000 and $450,000, respectively. The revenues and expenses related to these services which were intercompany transactions prior to the spin-off were eliminated in the Company's consolidated financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

             Three and nine months ended September 30, 2005 and 2004
                                   (Unaudited)

     The following table summarizes the carrying amount of the assets and liabilities of GSE as of September 30, 2005, which are no longer consolidated with the Company effective with the spin-off (in thousands):

Assets:
   Cash and cash equivalents                            $   804
   Accounts and other receivables                         2,487
   Costs and estimated earnings in excess of billings
      on uncompleted contracts                            5,428
   Prepaid expenses and other current assets                983
   Property, plant and equipment, net                       314
   Goodwill and other assets                              7,487
                                                        -------
      Total assets                                       17,503
                                                        -------

Liabilities:
   Accounts payable and accrued expenses                  5,224
   Short-term borrowings                                  1,182
   Billings in excess of costs and estimated
      earnings on uncompleted contracts                     848
   Long-term debt                                           782
   Minority interest and other liabilities                2,685
                                                        -------
      Total liabilities                                  10,721
                                                        -------
      Net assets of GSE distributed in spin-off         $ 6,782
                                                        =======

     As of September 30, 2005, GSE had borrowings of $1,182,000 and a letter of credit for $10,000 under General Physics' Credit Agreement (see note 6), under which $1,500,000 was allocated for use by GSE. The Company guarantees GSE's borrowings under the Credit Agreement through August 13, 2006.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

             Three and nine months ended September 30, 2005 and 2004
                                   (Unaudited)

(5)  LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                  SEPTEMBER 30,   DECEMBER 31,
                                                       2005           2004
                                                  -------------   ------------
6% conditional subordinated notes due 2008 (a)       $ 7,500        $ 7,500
ManTech Note (b)                                       5,251          5,251
Other                                                    117            190
                                                     -------        -------
                                                      12,868         12,941
Less warrant related discount, net of accretion       (1,574)        (1,890)
                                                     -------        -------
                                                      11,294         11,051
Less current maturities                                  (87)          (100)
                                                     -------        -------
                                                     $11,207        $10,951
                                                     =======        =======

     (a) Pursuant to a Note and Warrant Purchase Agreement dated August 8, 2003, the Company issued and sold to four Gabelli Funds $7,500,000 aggregate principal amount of 6% Conditional Subordinated Notes due August 2008 (the "Gabelli Notes") and 937,500 warrants ("GP Warrants"), each entitling the holder thereof to purchase (subject to adjustment) one share of the Company's common stock. The aggregate purchase price for the Gabelli Notes and GP Warrants was $7,500,000.

          The Gabelli Notes bear interest at 6% per annum payable semi-annually and are secured by a mortgage on the Company's former property located in Pawling, New York, which was distributed to NPDC. In addition, at any time that less than $1,875,000 of the principal amount of the Gabelli Notes are outstanding, the Company may defease the obligations secured by the mortgage and obtain a release of the mortgage by depositing with an agent for the Noteholders, bonds or government securities with an investment grade rating by a nationally recognized rating agency which, without reinvestment, will provide cash on the maturity date of the Gabelli Notes in an amount not less than the outstanding principal amount of the Gabelli Notes.

          The GP Warrants have an exercise price of $5.85 per share, as amended following the spin-offs of NPDC and GSE, and are exercisable at any time until August 2008. The exercise price may be paid in cash, by delivery of the Gabelli Notes, or a combination of the two. The GP Warrants contain anti-dilution provisions for stock splits, reorganizations, mergers and similar transactions. The fair value of the GP Warrants at the date of issuance was $2,389,000, which reduced long-term debt in the accompanying condensed consolidated balance sheets. This amount is being accreted as additional interest expense using the effective interest rate over the term of the Gabelli Notes. The Gabelli Notes have a yield to maturity of 15.436% based on the discounted value. Accretion charged as interest expense was approximately $110,000 and $95,000 for the three months ended September

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

             Three and nine months ended September 30, 2005 and 2004
                                   (Unaudited)

          30, 2005 and 2004, respectively, and approximately $316,000 and $279,000 for the nine months ended September 30, 2005 and 2004, respectively.

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

(6)  SHORT-TERM BORROWINGS

     General Physics has a three-year $25 million Financing and Security Agreement (the "Credit Agreement") for which $1,500,000 is allocated for use by GSE, with a bank that expires on August 13, 2006 with annual renewal options. The Credit Agreement is secured by certain assets of General Physics and provides for an unsecured guaranty from the Company.

     The interest rate on the Credit Agreement is at the daily LIBOR market index rate plus 3%, which as of September 30, 2005 was approximately 6.84%. Based upon the financial performance of General Physics, the interest rate can be reduced. The Credit Agreement contains covenants with respect to General Physics' minimum tangible net worth, leverage ratio, interest coverage ratio and its ability to make capital expenditures. General Physics was in compliance with all loan covenants under the Credit Agreement as of September 30, 2005. The Credit Agreement also contains certain restrictive covenants including a prohibition on future acquisitions, incurrence of debt and the payment of dividends. General Physics is currently restricted from paying dividends or management fees to the Company in excess of $1,000,000 in any fiscal year.

     The Company repaid in full the $6,068,000 outstanding under the Credit Agreement as of December 31, 2004 in the first quarter of 2005, using the proceeds received from the arbitration settlement as discussed in more detail in Note 9, Litigation. As of September 30, 2005, the Company had no borrowings outstanding under the Credit Agreement and there was approximately $19,313,000 of available borrowings based upon 80% of eligible accounts receivable and 80% of eligible unbilled receivables.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

             Three and nine months ended September 30, 2005 and 2004
                                   (Unaudited)

(7)  COMPREHENSIVE INCOME

     The following are the components of comprehensive income (loss) (in thousands):

                                        THREE MONTHS ENDED   NINE MONTHS ENDED
                                           SEPTEMBER 30,       SEPTEMBER 30,
                                        ------------------   -----------------
                                           2005     2004      2005      2004
                                          ------   -----     ------   -------
Net income                                $1,042   $ 429     $2,730   $   953
Other comprehensive income (loss)
   before income tax expense:
   Net unrealized gain (loss) on
      available-for-sale securities            7    (877)         1    (1,703)
   Net unrealized loss on interest
      rate swap                               --    (165)        --      (116)
   Foreign currency translation
      adjustment                            (309)     53       (400)      (59)
                                          ------   -----     ------   -------
                                             740    (560)     2,331      (925)
Income tax benefit (expense) relating
   to items of other comprehensive
   income (loss)                              (2)    406         --       709
                                          ------   -----     ------   -------
      Comprehensive income (loss),
         net of tax                       $  738   $(154)    $2,331   $  (216)
                                          ======   =====     ======   =======

     The components of accumulated other comprehensive loss are as follows (in thousands):

                                                            SEPTEMBER 30,   DECEMBER 31,
                                                                 2005           2004
                                                            -------------   ------------
Net unrealized gain on available-for-sale securities           $    21            20
Foreign currency translation adjustment                         (1,081)         (773)
                                                               -------          ----
   Accumulated other comprehensive loss before tax              (1,060)         (753)
Accumulated income tax expense related to unrealized gain
   on available-for-sale securities                                 (8)           (8)
                                                               -------          ----
      Accumulated other comprehensive loss, net of tax         $(1,068)         (761)
                                                               =======          ====

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

             Three and nine months ended September 30, 2005 and 2004
                                   (Unaudited)

(8)  BUSINESS SEGMENTS

     During the second quarter of 2005, the Company re-evaluated its reportable business segments under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, due to the appointment of Scott N. Greenberg as CEO of the Company on April 26, 2005. Based on the information which Mr. Greenberg reviews in order to assess the performance of the Company and make decisions regarding the allocation of resources, the Company determined that General Physics consists of two reportable business segments effective with Mr. Greenberg's appointment as CEO: 1) Process, Energy & Government; and 2) Manufacturing & Business Process Outsourcing
     (BPO). GSE ceases to be a reportable business segment effective with the spin-off on September 30, 2005 and is reported in discontinued operations in the accompanying condensed consolidated statements of operations. As a result of the change in its reportable business segments, the Company has restated the segment information below for all prior periods presented to conform to the current period's presentation.

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

             Three and nine months ended September 30, 2005 and 2004
                                   (Unaudited)

     The following tables set forth the revenue and operating income of each of the Company's operating segments and includes a reconciliation of segment revenue to consolidated revenue and operating income to consolidated income from continuing operations before income taxes (in thousands):

                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                            SEPTEMBER 30,        SEPTEMBER 30,
                                         ------------------   -------------------
                                           2005       2004      2005       2004
                                         -------   --------   --------   --------
REVENUE:
   Process, Energy & Government          $21,924    $21,086   $ 65,025   $ 59,329
   Manufacturing & BPO                    22,331     23,236     66,778     59,935
   Elimination of intercompany revenue      (196)      (144)      (525)      (450)
                                         -------    -------   --------   --------
                                         $44,059    $44,178   $131,278   $118,814
                                         =======    =======   ========   ========
OPERATING INCOME:
   Process, Energy & Government          $ 2,762    $ 2,756   $  7,841   $  6,832
   Manufacturing & BPO                       982        191      2,375       (192)
   Elimination of intercompany revenue      (196)      (144)      (525)      (450)
   Corporate and other general and
      administrative expenses               (920)    (1,271)    (2,087)    (3,423)
                                         -------    -------   --------   --------
                                           2,628      1,532      7,604      2,767
                                         -------    -------   --------   --------
Interest expense                            (387)      (490)    (1,129)    (1,470)
Other income                                  87        104        141        321
                                         -------    -------   --------   --------
   Income from continuing
      operations before income
      tax expense                        $ 2,328    $ 1,146   $  6,616   $  1,618
                                         =======    =======   ========   ========

(9)  LITIGATION

     On January 3, 2001, the Company commenced an action alleging that MCI Communications Corporation ("MCI"), MCI's Systemhouse subsidiaries ("Systemhouse"), and Electronic Data Systems Corporation, as successor to Systemhouse ("EDS"), committed fraud in connection with the Company's 1998 acquisition of Learning Technologies from the defendants for $24,300,000 in cash. The Company seeks actual damages in the amount of $74,067,044 plus interest, punitive damages in an amount to be determined at trial, and costs, subject to reduction as set forth below.

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

             Three and nine months ended September 30, 2005 and 2004
                                   (Unaudited)

     motion was denied by the court due to the MCI bankruptcy, but with leave to the other defendants to renew.

     The defendants other than MCI then made an application to the court to stay the fraud action until the Company and EDS completed a later-commenced arbitration, in which the Company alleged breach of the acquisition agreement and of a separate agreement to refer business to General Physics on a preferred provider basis and seeking actual damages in the amount of $17,600,000 plus interest. In a decision dated May 9, 2003, the court granted the motion and stayed the fraud action pending the outcome of the arbitration.

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

     As a result of the conclusion of the arbitration, the state court lifted the stay of the fraud claim against the defendants other than MCI. On February 14, 2005, such defendants filed a new motion for summary judgment dismissing the Company's fraud claim against them. The Company opposed the motion, which was argued on April 4, 2005. On June 6, 2005, the court issued a decision on the motion for summary judgment refusing to dismiss the Company's claims against EDS and Systemhouse relating to false representations concerning the financial condition of Learning Technologies' United Kingdom operation and held that the Company had presented evidence sufficient to raise triable issues of fact as to whether defendants provided the Company with financial projections which they knew to be false or unreasonable, and made representations or omissions indicating that Learning Technologies' United Kingdom operation was on track to achieve revenue targets which they knew it would be unable to achieve. However, the court dismissed the Company's claim that it had been fraudulently induced to acquire Learning Technologies based on false representations that Systemhouse was not for sale. The Company requested a jury trial. Jury selection has commenced, and the trial is expected to begin the week of November 14, 2005.

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

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

             Three and nine months ended September 30, 2005 and 2004
                                   (Unaudited)

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

(10) RELATED PARTY TRANSACTIONS

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

     Corporate Tax, Legal Support, and Executive Management Consulting Services

     The Company has four associates, including the Chief Executive Officer and Chief Legal Officer, who also provide services to NPDC under a management services agreement, for which the Company is reimbursed for such services. Services under the agreement relate to corporate federal and state income taxes, corporate legal services, corporate secretarial administrative support, and executive management consulting. The term of the agreement extends for three years from the date of the spin-off, or through November 24, 2007, and may be terminated by either NPDC or the Company on or after July 30, 2006 with 180 days prior written notice. Pursuant to an amendment to the management services agreement effective July 1, 2005, NPDC will pay the Company an annual fee of not less than $969,500 as compensation for these services, payable in equal monthly installments. For the three and nine months ended September 30, 2005, the Company charged NPDC $242,000 and $899,000, respectively, which is included as a reduction of selling, general and administrative expenses for services under this management agreement.

     In connection with the spin-off of NPDC, the Company also entered into a separate management agreement with NPDC pursuant to which it was anticipated that the Company would receive certain general corporate services from NPDC. No such services have been required or provided, so the Company and NPDC entered into a termination agreement effective as of July 1, 2005 terminating the management agreement.

     Corporate Office Lease

     NPDC continues to occupy a portion of corporate office space leased by the Company. NPDC compensates the Company approximately $205,000 annually for use of this space. The Company's lease extends through December 31, 2006.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

             Three and nine months ended September 30, 2005 and 2004
                                   (Unaudited)

     Management Services Agreement Between GSE and the Company

     Pursuant to a management services agreement, the Company provides corporate support services to GSE, including accounting, finance, human resources, legal, network support and tax. GSE pays the Company an annual fee of $685,000 for these services. The management services agreement can be renewed by GSE for successive one-year terms and was renewed through December 31, 2005. Subsequent to the spin-off of GSE effective September 30, 2005, the Company will continue to provide GSE with these corporate support services through the term of the agreement.

(11) COMMITMENTS

     In April 2005, General Physics entered into employment agreements with certain of its officers, resulting in committed compensation of approximately $2.0 million annually. These agreements have employment terms expiring in 2007, provide for grants of restricted stock units pursuant to the Company's 2003 Incentive Stock Plan, and contain non-compete covenants and change of control and termination provisions.

(12) ACCOUNTING STANDARD ISSUED

     In December 2004, the FASB issued SFAS No. 123 - Revised, Share-Based Payment (SFAS No. 123R), which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB No. 25, Accounting for Stock Issued to Employees. Currently, the Company does not record compensation expense for certain stock-based compensation. Under SFAS No. 123R, the Company will measure the cost of employee services received in exchange for stock, based on the grant-date fair value (with limited exceptions) of the stock award. Such cost will be recognized over the period during which the employee is required to provide service in exchange for the stock award (usually the vesting period). The fair value of the stock award will be estimated using an option-pricing model, with excess tax benefits, as defined in SFAS No. 123R, being recognized as an addition to paid in capital. SFAS No. 123R was to be effective as of July 1, 2005. However, based on Final Rule 74 issued by the Securities and Exchange Commission in April 2005, which delayed the implementation of SFAS No. 123R, the Company plans to adopt SFAS No. 123R effective January 1, 2006. The Company expects to adopt SFAS No. 123R using the Modified Prospective Application method without restatement of prior periods. Under this method, the Company will begin to amortize compensation cost for the remaining portion of its outstanding awards on the adoption date for which the requisite service has not yet been rendered. Compensation cost for these awards will be based on the fair value of the awards as disclosed on a pro forma basis under SFAS 123 in Note 3, Stock Based Compensation. The Company will account for awards that are granted, modified, or settled after the adoption date in accordance with SFAS No. 123R. The Company is currently in the process of evaluating the impact of SFAS No. 123R on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General Overview

As of September 30, 2005, the Company's business consists of its training and workforce development business operated by General Physics Corporation ("General Physics" or "GP"). General Physics is a global workforce development company that seeks to improve the effectiveness of organizations by providing training, management consulting, e-Learning solutions and engineering services that are customized to meet the specific needs of clients.

On September 30, 2005, the Company completed a taxable spin-off of its 57% interest in GSE Systems Inc. ("GSE") through a dividend to the Company's stockholders. GSE is a stand alone public company which provides simulation solutions and services to energy, process and manufacturing industries worldwide. On September 30, 2005, stockholders received in the spin-off 0.283075 shares of GSE common stock for each share of the Company's common stock or Class B stock held on the record date of September 19, 2005. Following the spin-off, the Company ceased to have any ownership interest in GSE and the operations of GSE have been reclassified as discontinued in the Company's condensed consolidated statements of operations for all periods presented. The Company currently provides corporate support services to GSE, including accounting, finance, human resources, legal, network support and tax, pursuant to a management services agreement which has been extended through December 31, 2005. As of September 30, 2005, GSE had borrowings of $1,182,000 and a letter of credit for $10,000 under General Physics' Credit Agreement, under which $1,500,000 was allocated for use by GSE. The Company guarantees GSE's borrowings under the Credit Agreement through August 13, 2006.

During the second quarter of 2005, the Company re-evaluated its reportable business segments under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, as a result of Scott N. Greenberg's appointment as CEO of the Company on April 26, 2005. Based on the information which Mr. Greenberg reviews in order to assess the performance of the Company and make decisions regarding the allocation of resources, the Company determined that General Physics consists of two reportable business segments effective with Mr. Greenberg's appointment as CEO: 1) Process, Energy & Government; and 2) Manufacturing & Business Process Outsourcing (BPO). GSE ceases to be a reportable business segment as a result of the spin-off effective September 30, 2005. As a result of the change in the Company's reportable business segments, all prior period information presented herein has been restated to conform to the current period's presentation.

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

On November 24, 2004, the Company completed the tax-free spin-off of National Patent Development Corporation ("NPDC"). Subsequent to the spin-off, the results of operations of NPDC are presented as discontinued operations for the three and nine months ended September 30, 2004.

General Physics' backlog for services under signed contracts and subcontracts was approximately $89.0 million as of September 30, 2005.

Operating Highlights

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

For the third quarter of 2005, the Company had income from continuing operations before income tax expense of $2,328,000 compared to $1,146,000 for the third quarter of 2004. The improved results were primarily due to increased operating income of $797,000 for General Physics' two business segments, as well as reduced general and administrative expenses at the corporate level. Government revenue accounted for approximately 41% and 59% of General Physics' revenue for the quarters ended September 30, 2005 and 2004, respectively.

Revenue

                                               THREE MONTHS ENDED
                                                  SEPTEMBER 30,
                                               ------------------
                                                 2005      2004
                                               -------   -------
(Dollars in Thousands)
Process, Energy & Government                   $21,924   $21,086
Manufacturing & BPO                             22,331    23,236
Elimination of intercompany revenue with GSE      (196)     (144)
                                               -------   -------
                                               $44,059   $44,178
                                               =======   =======

Process, Energy & Government segment revenue increased $838,000 or 4.0% during the third quarter of 2005 compared to the same period of 2004. The increase in revenue is primarily due to increased contract scopes with our existing government and energy customers to provide various training and domestic preparedness services. The net increase in revenue was partially offset by a decrease in revenue from certain contracts, primarily for hurricane recovery services provided to the State of Florida totaling $2.2 million during the third quarter of 2004 which did not recur in 2005.

Manufacturing & BPO segment revenue decreased $905,000 or 3.9% during the third quarter of 2005 compared to the same period of 2004. The decrease in revenue is primarily due to a change in contract scopes with a business process outsourcing customer during the third quarter of 2005. This net decrease was partially offset by increases in business process outsourcing services provided to several existing customers, increased system implementation and hosting services primarily to the federal government, and increases in other professional development and training courses provided to customers in the manufacturing industry. The Company continues to expand the scope of services provided to business process and training outsource customers.

Gross Profit

                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                               ---------------------------------------
                                                      2005                 2004
                                               ------------------   ------------------
                                                        % Revenue            % Revenue
                                                        ---------            ---------
(Dollars in thousands)
Process, Energy & Government                   $4,245     19.4%     $3,879     18.4%
Manufacturing & BPO                             2,639     11.8%      1,588      6.8%
Elimination of intercompany revenue with GSE     (196)      --        (144)      --
                                               ------     ----      ------     ----
                                               $6,688     15.2%     $5,323     12.0%
                                               ======     ====      ======     ====

Process, Energy & Government gross profit of $4.2 million or 19.4% of revenue for the third quarter of 2005 increased by $366,000 or 9.4% when compared to gross profit of approximately $3.9 million or 18.4% of revenue for the same period of 2004. This increase in gross profit was primarily driven by an increase in revenue for training services provided to our government and energy customers. The increase in gross profit as a percentage of revenue is primarily due to a decrease in overhead expenses as a percentage of revenue as our infrastructure costs have not increased at the same rate as our contract revenue growth, excluding the decrease in revenue from the non-recurring hurricane recovery services in 2004 as discussed above.

Manufacturing & BPO gross profit of $2.6 million or 11.8% of revenue for the third quarter of 2005 increased by $1.1 million or 66.2% when compared to gross profit of approximately $1.6 million or 6.8% of revenue for the same period of 2004. The increase is primarily due to decreased overhead expenses as a percentage of revenue as our infrastructure costs have not increased at the same rate as our contract revenue growth for business process outsourcing and training outsourcing services, excluding the decrease in revenue from the change in contract scopes with a business process outsourcing customer in the third quarter of 2005 as discussed above.

Selling, General and Administrative Expense

SG&A expenses increased $0.3 million from $3.8 million for the third quarter of 2004 to $4.1 million for the third quarter of 2005. This net increase is primarily related to higher legal fees associated with the EDS litigation incurred during the third quarter of 2005. These increases were partially offset by a decrease in corporate SG&A expenses primarily due to the spin-off of NPDC in November 2004, which were not allocable to discontinued operations.

Interest Expense

Interest expense decreased $0.1 million from $0.5 million for the third quarter of 2004 to $0.4 million for the third quarter of 2005. The decrease was primarily attributable to General Physics' payoff of its short term borrowings in January 2005.

Other Income

Other income was $0.1 million for the three months ended September 30, 2005 and 2004, respectively.

Income Taxes

Income tax expense was $0.9 million for the third quarter of 2005 compared to $0.5 million for the third quarter of 2004. The Company's effective tax rate was 37.3% and 47.6% for the third quarter of 2005 and 2004, respectively. The increase is primarily due to increased income from continuing operations during the third quarter of 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

For the nine months ended September 30, 2005, the Company had income from continuing operations before income tax expense of $6,616,000 compared to $1,618,000 for the same period in 2004. The improved results were primarily due to increased operating income of $3,576,000 for General Physics' two business segments, as well as reduced general and administrative expenses at the corporate level. Government revenue accounted for approximately 40% and 38% of General Physics' revenue for the nine months ended September 30, 2005 and 2004, respectively.

Revenue

                                                NINE MONTHS ENDED
                                                  SEPTEMBER 30,
                                               -------------------
                                                 2005       2004
                                               --------   --------
(Dollars in Thousands)
Process, Energy & Government                   $ 65,025   $ 59,329
Manufacturing & BPO                              66,778     59,935
Elimination of intercompany revenue with GSE       (525)      (450)
                                               --------   --------
                                               $131,278   $118,814
                                               ========   ========

Process, Energy & Government segment revenue increased $5.7 million or 9.6% during the nine months ended September 30, 2005 compared to the same period of 2004. The increase in revenue is primarily due to increased contract scopes with our existing government and energy customers to provide various training and domestic preparedness services. The net increase in revenue was partially offset by a decrease in revenue from certain contracts, primarily for hurricane recovery services provided to the state of Florida totaling $2.2 million in 2004, which did not recur in 2005.

Manufacturing & BPO segment revenue increased $6.8 million or 11.4% during the nine months ended September 30, 2005 compared to the same period of 2004. The increase is due to an increase in business process outsourcing services provided to customers primarily in the electronics industry, increased system implementation and hosting services primarily to the federal government, and increases in other professional development and training courses provided to customers in the manufacturing industry. The Company continues to expand the scope of services provided to business process and training outsource customers.

Gross Profit

                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                               ------------------------------------------
                                                       2005                   2004
                                               --------------------   -------------------
                                                          % Revenue             % Revenue
                                                          ---------             ---------
(Dollars in thousands)
Process, Energy & Government                   $12,016      18.5%     $10,466     17.6%
Manufacturing & BPO                              7,109      10.6%       4,012      6.7%
Elimination of intercompany revenue with GSE      (525)       --         (450)      --
                                               -------      ----      -------     ----
                                               $18,600      14.2%     $14,028     11.8%
                                               =======      ====      =======     ====

Process, Energy & Government gross profit of $12.0 million or 18.5% of revenue for the nine months ended September 30, 2005 increased by $1.6 million or 14.8% when compared to gross profit of approximately $10.5 million or 17.6% of revenue for the same period of 2004. This increase in gross profit was primarily driven by an increase in revenue for training services provided to our government and energy customers. The increase in gross profit as a percentage of revenue is primarily due to a decrease in overhead expenses as a percentage of revenue as our infrastructure costs have not increased at the same rate as our contract revenue growth.

Manufacturing & BPO gross profit of $7.1 million or 10.6% of revenue for the nine months ended September 30, 2005 increased by $3.1 million or 77.2% when compared to gross profit of approximately $4.0 million or 6.7% of revenue for the same period of 2004. This increase in gross profit was primarily driven by an increase in revenue from business process outsourcing and training outsourcing services. The increase in gross profit as a percentage of revenue is primarily due to a decrease in overhead expenses as a percentage of revenue as our infrastructure costs have not increased at the same rate as our contract revenue growth.

Selling, General and Administrative Expense

SG&A decreased $0.3 million or 2.4% from $11.3 million for the nine months ended September 30, 2004 to $11.0 million for the same period of 2005. This decrease is primarily related to a decrease in corporate SG&A expenses, primarily due to the spin-off of NPDC in November 2004, which were not allocable to discontinued operations.

Interest Expense

Interest expense decreased $0.4 million from $1.5 million for the nine months ended September 30, 2004 to $1.1 million for the same period of 2005. The decrease was primarily attributable to General Physics' payoff of its short term borrowings in January 2005.

Other Income

Other income was $0.1 million for the nine months ended September 30, 2005 compared to $0.3 million for the same period of 2004.

Income Taxes

Income tax expense increased by approximately $1.9 million from $1.0 million for the nine months ended September 30, 2004 to $2.9 million for the same period of 2005. This increase is primarily due to increased income from continuing operations during the nine months ended September 30, 2005 compared to the same period of 2004. The Company's effective tax rate was 43.4% and 61.9% for the nine months ended September 30, 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL AND CASH FLOWS

As of September 30, 2005, the Company had cash and cash equivalents totaling $10.5 million. The Company believes that cash generated from operations and borrowing availability under its Credit Agreement (described below), will be sufficient to fund the working capital and other requirements of the Company for the foreseeable future.

During the nine months ended September 30, 2005, the Company's working capital increased by $6.5 million from $20.6 million at December 31, 2004 to $27.1 million at September 30, 2005.

The Company's cash balance increased $8.1 million from $2.4 million at December 31, 2004 to $10.5 million at September 30, 2005. The increase in cash and cash equivalents during the nine months ended September 30, 2005 resulted from cash provided by operating activities of $11.8 million, offset by cash used by investing activities of $0.8 million, cash used by financing activities of $2.8 million, and a negative effect of exchange rate changes on cash of approximately $0.1 million.

Cash Flows from Operating Activities

Cash provided by operating activities was $11.8 million for the nine months ended September 30, 2005 compared to cash used in operating activities of $0.8 million for the same period of 2004. The increase in cash compared to the prior period is primarily due to $1.8 million higher net income in 2005 compared to 2004, proceeds from the EDS lawsuit arbitration of $13.8 million in 2005, and increased non-cash compensation expense of $0.8 million in 2005 compared to 2004. These increases in cash flows from operating activities were offset by a decrease in changes in other operating items by approximately $4.0 million, primarily due to a decrease in accrued expenses related to the payout of $5 million of the EDS arbitration proceeds to NPDC in 2005 which were accrued for in 2004. This decrease in changes in other operating items was partially offset by favorable changes in working capital.

Cash Flows from Investing Activities

Cash used by investing activities was $0.8 million for the nine months ended September 30, 2005 compared to cash used by investing activities of $0.3 million for the same period of 2004. The increase in cash used by investing activities is primarily due to proceeds from the sale of marketable securities of approximately $1.0 million in 2004 that did not recur in 2005. This increase in cash used by investing activities was offset by a decrease in capital expenditures for property, plant and equipment of approximately $0.5 million during the nine months ended September 30, 2005 compared to the same period of 2004.

Cash Flows from Financing Activities

Cash used by financing activities was $2.8 million for the nine months ended September 30, 2005 compared to cash provided by financing activities of $0.5 million for the same period of 2004. The increase in cash used by financing activities is primarily due to the repayment by General Physics of its short-term borrowings of $6.1 million offset by short-term borrowings by GSE of approximately $1.2 million during the nine months ended September 30, 2005. This use of cash was offset by net cash proceeds of $2.0 million in 2005 in connection with GSE's issuance of a subordinated convertible note prior to the Company's spin-off of GSE, compared to repayments of long-term debt by the Company of $0.7 million in 2004. Additionally, cash proceeds from the exercise of employee stock options increased by $0.8 million during the nine months ended September 30, 2005 compared to the same period of 2004. In connection with the spin-off of GSE on September 30, 2005, the Company's cash balance decreased by $804,000 as a result of GSE no longer being consolidated with the Company effective with the spin-off.

LONG-TERM DEBT AND SHORT-TERM BORROWINGS

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

General Physics has a three-year $25 million Credit Agreement with a bank that expires on August 13, 2006 with annual renewal options and is secured by certain assets of General Physics. The interest rate on borrowings under the Credit Agreement is at the daily LIBOR Market Index Rate plus 3%, which was 6.84% as of September 30, 2005. The Credit Agreement also contains certain restrictive covenants. General Physics is currently restricted from paying dividends and management fees to the Company in excess of $1.0 million in any fiscal year. The Company repaid in full the $6.1 million outstanding under the Credit Agreement as of December 31, 2004 in January of 2005, using the proceeds received from the EDS arbitration award (see Note 9 to the condensed consolidated financial statements). As of September 30, 2005, the Company had no borrowings outstanding under the Credit Agreement and there was approximately $19,313,000 of available borrowings based upon 80% of eligible accounts receivable and 80% of eligible unbilled receivables. As of September 30, 2005, GSE had borrowings of $1,182,000 and a letter of credit for $10,000 under General Physics' Credit Agreement, under which $1,500,000 was allocated for use by GSE. The Company guarantees GSE's borrowings under the Credit Agreement through August 13, 2006.

CONTRACTUAL OBLIGATIONS

Effective April 11, 2005, General Physics entered into employment agreements with certain of its officers, resulting in committed compensation of approximately $2.0 million annually. These agreements have employment terms expiring in 2007, provide for grants of restricted stock units pursuant to the Company's 2003 Incentive Stock Plan, and contain non-compete covenants and change of control and termination provisions.

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

FORWARD-LOOKING STATEMENTS

The forward-looking statements contained herein reflect GP Strategies' management's current views with respect to future events and financial performance. We use words such as "expects", "intends" and "anticipates" to indicate forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements, all of which are difficult to predict and many of which are beyond the control of GP Strategies, including, but not limited to, our holding company structure, failure to continue to attract and retain personnel, loss of business from significant customers, failure to keep pace with technology, changing economic conditions, competition, our ability to implement procedures that will reduce the likelihood that material weaknesses in internal control over financial reporting will not occur in the future, and those other risks and uncertainties detailed in GP Strategies' periodic reports and registration statements filed with the Securities and Exchange Commission.

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

As a result, we implemented changes in certain of our internal controls over financial reporting during the nine months ended September 30, 2005, as follows:

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

31.1 Certification of Chief Executive Officer and Chief Financial Officer of the Company dated November 14, 2005 pursuant to Securities and Exchange
       Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

32.1 Certification of Chief Executive Officer and Chief Financial Officer of the Company dated November 14, 2005 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

----------
*    Filed herewith

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                        GP STRATEGIES CORPORATION


November 14, 2005                       /s/ Scott N. Greenberg
                                        ----------------------------------------
                                        Chief Executive Officer and
                                        Chief Financial Officer