Form 10-K
period 2005-12-31
GP STRATEGIES CORP
filed 2006-03-16
CIK 70415

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

     For the fiscal year ended December 31, 2005

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

     For the transition period from __________________ to __________________

                          Commission File Number 1-7234

                            GP STRATEGIES CORPORATION
             (Exact name of Registrant as specified in its charter)

                Delaware                                 13-1926739
        (State of Incorporation)            (I.R.S. Employer Identification No.)

          6095 Marshalee Drive,
         Suite 300, Elkridge, MD                            21075
(Address of principal executive offices)                 (Zip Code)

                                 (410) 379-3600
               Registrant's telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class       Name of each exchange on which registered:
     -------------------       ------------------------------------------
Common Stock, $.01 par value          New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act. Yes     No  X
                                               ---    ---

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or 15(d) of the Act. Yes     No  X
                                                ---    ---

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer       Accelerated filer  X    Non-accelerated filer
                        ---                     ---                         ---

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12(b)-2 of the Exchange Act). Yes     No  X
                                       ---    ---

The aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $.01 per share and Class B Capital Stock, par value $.01 per share held by non-affiliates as of June 30, 2005 was approximately $106,684,000.

The number of shares outstanding of each of the registrant's Common Stock and Class B Capital Stock as of February 28, 2006:

Class                                             Outstanding
-----                                             -----------
Common Stock, par value $.01 per share            15,695,275 shares
Class B Capital Stock, par value $.01 per share           --

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for its 2006 Annual Meeting of Stockholders are incorporated herein by reference into Part III hereof.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
Item 1.  Business                                                             3
Item 1A. Risk Factors                                                         9
Item 1B. Unresolved Staff Comments                                           14
Item 2.  Properties                                                          14
Item 3.  Legal Proceedings                                                   14
Item 4.  Submission of Matters to a Vote of Security Holders                 14

PART II
Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters                                                 15
Item 6.  Selected Consolidated Financial Data                                17
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               18
Item 7A. Quantitative and Qualitative Disclosures About Market Risk          30
Item 8.  Financial Statements and Supplementary Data                         31
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                72
Item 9A. Controls and Procedures                                             72
Item 9B. Other Information                                                   73

PART III
Item 10. Directors and Executive Officers of the Registrant *                74
Item 11. Executive Compensation *                                            74
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters*                                    74
Item 13. Certain Relationships and Related Transactions*                     74
Item 14. Principal Accounting Fees and Services*                             74

PART IV
Item 15. Exhibits and Financial Statement Schedules                          75

SIGNATURES                                                                   76

EXHIBIT INDEX                                                                77

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

* To be incorporated by reference from the definitive Proxy Statement for the registrant's 2006 Annual Meeting of Shareholders.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We use words such as "expects", "intends", "believes", "may", "will" and "anticipates" to indicate forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, those factors set forth under Item 1A - Risk Factors and those other risks and uncertainties detailed in the Company's periodic reports and registration statements filed with the Securities and Exchange Commission. We caution that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the effect, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ from those expressed or implied by these forward-looking statements.

If any one or more of these expectations and assumptions proves incorrect, actual results will likely differ materially from those contemplated by the forward-looking statements. Even if all of the foregoing assumptions and expectations prove correct, actual results may still differ materially from those expressed in the forward-looking statements as a result of factors we may not anticipate or that may be beyond our control. While we cannot assess the future impact that any of these differences could have on our business, financial condition, results of operations and cash flows or the market price of shares of our common stock, the differences could be significant. We do not undertake to update any forward-looking statements made by us, whether as a result of new information, future events or otherwise. You are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this report.

PART I

ITEM 1: BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

GP Strategies Corporation (the "Company") was incorporated in Delaware in 1959. The Company is a New York Stock Exchange listed company traded under the symbol GPX. The Company's business consists of its training, engineering, and consulting business operated by General Physics Corporation ("General Physics" or "GP"). General Physics is a workforce development company that seeks to improve the effectiveness of organizations by providing training, management consulting, e-Learning solutions and engineering services that are customized to meet the specific needs of clients. References in this report to "we" and "our" are to the Company and its subsidiaries, collectively.

On January 19, 2006, the Company completed a restructuring of its capital stock, which included the repurchase of 2,121,500 shares of its Common Stock at a price of $6.80 per share, the repurchase of 600,000 shares of its Class B Capital Stock ("Class B Stock") at a price of $8.30 per share, and the exchange of 600,000 shares of its Class B Stock into 600,000 shares of Common Stock for a cash premium of $1.50 per exchanged share. The repurchase prices and exchange premium were based on a fairness opinion rendered by an independent third party valuation firm. The repurchase and exchange transactions were negotiated and approved by a Special Committee of the Board of Directors and had the effect of eliminating all outstanding shares of the Company's Class B Stock. See Note 13 to the accompanying Consolidated Financial Statements for further details regarding the repurchase and exchange transaction.

On September 30, 2005, the Company completed a taxable spin-off of its 57% interest in GSE Systems, Inc. ("GSE") through a dividend to the Company's stockholders. GSE is a stand alone public company which provides simulation solutions and services to energy, process and manufacturing industries worldwide. On September 30, 2005, stockholders received in the spin-off 0.283075 shares of GSE common stock for each share of the Company's Common Stock or Class B Stock held on the record date of September 19, 2005. Following the spin-off, the Company ceased to have any ownership interest in GSE and the operations of GSE have been reclassified as discontinued in the Company's consolidated statements of operations for all periods presented herein. The Company continues to provide corporate support services to GSE pursuant to a management services agreement which extends through December 31, 2006 (see Note 15 to the accompanying Consolidated Financial Statements).

In 2005, the Company re-evaluated its reportable business segments under Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), as a result of a change in the Company's Chief Operating Decision Maker (CODM). Based on the information which the CODM reviews in order to assess the performance of the Company and make decisions regarding the allocation of resources, the Company determined that General Physics consists of two reportable business segments: 1) Process, Energy & Government; and 2) Manufacturing & Business Process Outsourcing (BPO). GSE ceased to be a reportable business segment as a result of the spin-off effective September 30, 2005. As a result of the change in the Company's reportable business segments, all prior period segment information presented herein has been restated to conform to the current year's presentation.

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

The Manufacturing & BPO segment provides training, curriculum design and development, staff augmentation, e-Learning services, system hosting, integration and help desk support, business process and training outsourcing, and consulting and technical services to large companies in the automotive, steel, pharmaceutical, electronics, and other industries as well as to governmental clients.

On November 24, 2004, the Company completed the tax-free spin-off of National Patent Development Corporation ("NPDC"). Subsequent to the spin-off, the results of operations of NPDC are presented as discontinued in the Company's consolidated statements of operations for all prior periods presented herein. The Company provides certain corporate support services to NPDC pursuant to a management services agreement (see Note 15 to the accompanying Consolidated Financial Statements).

The information herein is as the Company exists as of December 31, 2005 after the spin-offs of NPDC and GSE.

COMPANY INFORMATION AVAILABLE ON THE INTERNET

The Company's internet address is www.gpstrategies.com. Additional information about General Physics may be found at www.gpworldwide.com. The Company makes available free of charge through its internet site, its annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and any amendment to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, or the "Exchange Act," as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission.

GENERAL PHYSICS CORPORATION

Organization and Operations

General Physics provides technology-based training, engineering, consulting and technical services to leading companies in the automotive, steel, power, oil and gas, chemical, energy, electronics and semiconductor, pharmaceutical and food and beverage industries, as well as to the government sector, and focuses on developing long-term relationships with Fortune 500 companies, their suppliers and government agencies. General Physics is a global leader in performance improvement, with four decades of experience in providing solutions to optimize workforce performance. Since its incorporation in 1966, General Physics has provided clients with the products and services they need to successfully integrate their people, processes and technology.

General Physics' instructional delivery capabilities include traditional classroom, structured on-the-job training (OJT), just-in-time methods, and the full spectrum of e-Learning technologies. General Physics' e-Learning services enable the Company to function as a single-source e-Learning solutions provider through its integration services and hosting, the development and provisioning of proprietary content and the aggregation and distribution of third party content.

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

Products and Services

Training. General Physics' provides training services and products to support existing, as well as the launch of new, plants, products, equipment, technologies and processes. The range of services includes fundamental analysis of a client's training needs, curriculum design, instructional material development (in hard copy, electronic/software or other format), information technology service support and delivery of training using an instructor-led, on-the-job, computer-based, web-based, video-based or other technology-based method. General Physics has available an existing curriculum of business and technical courses and also is involved in the management of training business operations, including the outsourcing of administrative processes, for several of its customers. Training products include instructor and student training manuals, and instructional materials on CD-ROM and PC-based simulators.

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

Technical Support and Engineering. General Physics is staffed and equipped to provide engineering and technical support services and products to clients. General Physics has civil, mechanical and electrical engineers who provide consulting, design and evaluation services regarding facilities, processes and systems. General Physics believes that it is a leader in the design and construction of alternative fuel stations, cryogenic systems and high pressure systems. Technical support services include procedure writing and configuration control for capital intensive facilities, plant start-up assistance, logistics support (e.g., inventory management and control), implementation and engineering assistance for facility or process modifications, facility management for high technology training environments, staff augmentation and help-desk support for standard and customized client desktop applications. Technical support products include General Physics' proprietary EtaPRO(TM) and Virtual Plant software applications that serve the power generation and petrochemical industries.

CONTRACTS

The Company currently performs under time-and-materials, fixed-price and cost-reimbursable contracts. The Company's contracts with the U.S. Government have predominantly been cost-reimbursable contracts and fixed-price contracts. The Company is required to comply with Federal Acquisition Regulations and Government Cost Accounting Standards with respect to services provided to the U.S. Government and its agencies. These Regulations and Standards govern the procurement of goods and services by the U.S. Government and the nature of costs that can be charged with respect to such goods and services. All such contracts are subject to audit by a designated government audit agency, which in most cases is the Defense Contract Audit Agency (the DCAA). The DCAA has audited the Company's contracts through 2002 without any material disallowances.

The following table illustrates the Company's percentage of total revenue attributable to each type of contract for the year ended December 31, 2005:

Fixed-price (including fixed-fee per transaction)     71%
Time and materials, including fixed rate              15
Cost-reimbursable                                     14
                                                     ---
   Total revenue                                     100%
                                                     ===

Fixed-price contracts provide for payment to the Company of pre-determined amounts as compensation for the delivery of specific products or services, without regard to the actual costs incurred. The Company bears the risk that increased or unexpected costs required to perform the specified services may reduce the Company's profit or cause the Company to sustain a loss, but the Company has the opportunity to derive increased profit if the costs required to perform the specified services are less than expected. Fixed-price contracts generally permit the client to terminate the contract on written notice; in the event of such termination the Company would typically, at a minimum, be paid a proportionate amount of the fixed price.

Time-and-materials contracts generally provide for billing of services based upon the hourly billing rates of the employees performing the services and the actual expenses incurred multiplied by a specified mark-up factor up to a certain aggregate dollar amount. The Company's time-and-materials contracts include certain contracts under which the Company has agreed to provide training, engineering and technical services at fixed hourly rates. Time-and-materials contracts generally permit the client to control the amount, type and timing of the services to be performed by the Company and to terminate the contract on written notice. If a contract is terminated, the Company is typically paid for the services it has provided through the date of termination.

Cost-reimbursable contracts provide for the Company to be reimbursed for its actual direct and indirect costs plus a fee. These contracts also are generally subject to termination at the convenience of the client. If a contract is terminated, the Company is typically reimbursed for its costs through the date of termination, plus the cost of an orderly termination and paid a proportionate amount of the fee.

No significant terminations of the Company's contracts have occurred over the last five years.

INTERNATIONAL

The Company also conducts its business outside of the United States, in Canada, and in other countries primarily through its wholly owned subsidiaries General Physics (UK) Ltd., General Physics Corporation Mexico, S.A. de C.V., General Physics Asia, Pte. Ltd., and General Physics (Malaysia) Sdn Bhd. Through these companies, the Company is capable of providing substantially the same services and products as are available to clients in the United States, although modified as appropriate to address the language, business practices and cultural factors unique to each client and country. In combination with its subsidiaries, the Company is able to coordinate the delivery to multi-national clients of services and products that achieve consistency on a global, enterprise-wide basis. Revenue from operations outside the United States represented approximately 10% of the Company's consolidated revenue for the year ended December 31, 2005 (see
Note 14 to the accompanying Consolidated Financial Statements).

CUSTOMERS

As of December 31, 2005, the Company provides services to over 400 customers. Significant customers include multinational automotive manufacturers, such as General Motors Corporation, Ford Motor Company, Mercedes-Benz and Daimler Chrysler Corporation; commercial electric power utilities, such as Bruce Power, L.P., First Energy, Mid-American Energy Company, Public Service Electric & Gas Company and Entergy Operations, Inc.; governmental agencies, such as the U.S. Department of Defense, U.S. Department of Treasury, Office of Personnel Management, and U.S. Social Security Administration; U.S. government prime contractors, such as Bechtel National, Inc., Washington Group International, and Unisys Corporation; and other large multinational companies, such as Texas Instruments, Motorola, Cisco Systems, Inc., Eli Lilly & Co., IBM Corporation, United Technologies Corporation, Siemens Dematic Corporation, Agilent Technologies, Inc., the Boeing Company, and Gerdau Ameristeel Corporation. Revenue from the U.S. Government accounted for approximately 40% of the Company's revenue for the year ended December 31, 2005. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by the Company as separate customers. In 2005, revenue from the Department of the Army, which is included in U.S. Government revenue, accounted for approximately 20% of the Company's revenue. No other customer accounted for more than 10% of the Company's revenue in 2005.

EMPLOYEES

The Company's principal resource is its personnel. As of December 31, 2005, the Company employed 1,380 persons and over 200 adjunct instructors and consultants. The Company's future success depends to a significant degree upon its ability to continue to attract, retain and integrate into its operations instructors, engineers, technical personnel and consultants who possess the skills and experience required to meet the needs of its clients.

The Company utilizes a variety of methods to attract and retain personnel. We believe that the compensation and benefits offered to our employees are competitive with the compensation and benefits available from other organizations with which we compete for personnel. In addition, the Company maintains the professional development of its employees, both internally via GP University (its own internal training resource) and through third parties, and also offers tuition reimbursement for job-related educational costs. The Company believes its relations with its employees are good.

COMPETITION

The Company faces a highly competitive environment. The principal competitive factors are the experience and capability of service personnel, performance, quality and functionality of products, reputation and price. Consulting services such as those provided by the Company are performed by many of the customers themselves, large architectural and engineering firms that have expanded their range of services beyond design and construction activities, large consulting firms, information technology companies, major suppliers of equipment, degree-granting colleges and universities, vocational and technical training schools, continuing education programs, small privately held training providers and individuals and independent service companies similar to the Company. The training industry is highly fragmented and competitive, with low barriers to entry and no single competitor accounting for a significant market share. Some of the Company's competitors offer services and products that are similar to those of the Company at lower prices, and some competitors have significantly greater financial, managerial, technical, marketing and other resources than those of the Company. There can be no assurance that the Company will be successful against such competition.

MARKETING

The Company has approximately 40 employees dedicated primarily to marketing its services and products. The Company uses attendance at trade shows, presentations of technical papers at industry and trade association conferences, press releases, public courses and workshops given by Company personnel to serve an important marketing function. The Company also does selective advertising and sends a variety of sales literature to current and prospective clients. By staying in contact with clients and looking for opportunities to provide further services, the Company sometimes obtains contract awards or extensions without having to undergo competitive bidding. In other cases, clients request the Company to bid competitively. In both cases, the Company submits proposals to the client for evaluation. The period between submission of a proposal to final award can range from 30 days or less (generally for noncompetitive, short-term contracts), to a year or more (generally for large, competitive multi-year contracts).

BACKLOG

The Company's backlog for services under executed contracts and subcontracts was approximately $78.9 million as of December 31, 2005 compared to $105.2 million as of December 31, 2004. The decrease in backlog is due to several clients shifting from annual to quarterly funding of contracts, an anticipated decline of $10.0 million in government funding for the Domestic Preparedness Equipment Technical Assistance Program, and a delay in the receipt of contract funding as of December 31, 2005 compared to December 31, 2004. During January 2006, the Company received approximately $12.6 million of additional backlog for contract awards or renewals which were not included in backlog as of December 31, 2005 because the contract funding was not yet formally received. The Company anticipates that most of its backlog as of December 31, 2005 will be recognized as revenue during 2006. However, the rate at which services are performed under certain contracts, and thus the rate at which backlog will be recognized, is at the discretion of the client and most contracts are, as mentioned above, subject to termination by the client upon written notice.

ENVIRONMENTAL STATUTES AND REGULATIONS

The Company provides environmental engineering services to its clients, including the development and management of site environmental remediation plans. Due to the increasingly strict requirements imposed by Federal, state and local environmental laws and regulations (including, without limitation, the Clean Water Act, the Clean Air Act, Superfund, the Resource Conservation and Recovery Act and the Occupational Safety and Health Act), the Company's opportunities to provide such services may increase.

The Company's activities in connection with providing environmental engineering services may also subject the Company to such Federal, state and local environmental laws and regulations. Although the Company subcontracts most remediation construction activities and all removal and offsite disposal and treatment of hazardous substances, the Company could still be held liable for clean-up or violations of such laws as an "operator" or otherwise under such Federal, state and local environmental laws and regulations with respect to a site where it has provided environmental engineering and support services. The Company believes, however, that it is in compliance in all material respects with such environmental laws and regulations.

FINANCIAL INFORMATION

For financial information about the Company's segments and geographic operations and revenue, see Note 14 to the accompanying Consolidated Financial Statements.

ITEM 1A: RISK FACTORS

Set forth below and elsewhere in this report and in other documents the Company files with the Securities and Exchange Commission are risks and uncertainties that could cause the Company's actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements made by the Company.

Our holding company structure could adversely affect our ability to pay our expenses and long-term debt obligations.

Our principal operations are conducted through our General Physics subsidiary. General Physics' Credit Agreement currently limits its ability to loan, dividend or otherwise pay funds to us, which could adversely affect our ability to pay our expenses and long-term debt obligations which mature in 2008 (see Note 8 to the accompanying Consolidated Financial Statements).

We recently identified a material weakness in our internal control over financial reporting and cannot assure you that we will not find further such weaknesses.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to conduct an annual review and evaluation of our internal control over financial reporting and to include a report on, and an attestation by our independent registered public accountants, KPMG LLP, of the effectiveness of these controls. In the course of our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, we identified a material weakness in our internal control over financial reporting, arising from deficiencies with respect to our accounting for income taxes. To remediate this material weakness, we will continue to revise our processes and procedures over the accounting for income taxes and have hired a tax director which we believe will provide the Company with the necessary technical skills to perform, review and analyze complex tax accounting activities. We believe these additional controls will remediate the material weakness; however, such determination will not occur until these additional controls have been in place for a period of time sufficient to demonstrate that the controls are operating effectively. See Item 9A, Controls and Procedures.

We cannot assure you that deficiencies or weaknesses in our controls and procedures will not be identified in the future. Any such weaknesses or deficiencies could harm our business and operating results, result in adverse publicity and a loss in investor confidence in our financial reports, which in turn could have an adverse effect on our stock price, and, if they are not properly remediated, could adversely affect our ability to report our financial results on a timely and accurate basis.

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

Our revenue and financial condition could be adversely affected by the loss of business from significant customers, including the U.S. Government.

For the years ended December 31, 2005, 2004 and 2003, revenue from the U.S. Government represented approximately 40%, 38%, and 38% of our revenue, respectively. However, the revenue was derived from a number of separate contracts with a variety of government agencies we regard as separate customers. Most of our contracts and subcontracts, including those with the U.S. Government, are subject to termination on written notice, and therefore our operations are dependent on our customers' continued satisfaction with our services and their continued inability or unwillingness to perform those services themselves or to engage other third parties to deliver such services.

Government contracts are also subject to various uncertainties, restrictions and regulations, including oversight audits by government representatives and profit and cost controls. If we fail to comply with all of the applicable regulations, requirements or laws, our existing contracts with the government could be terminated and our ability to seek future government contracts or subcontracts could be adversely affected. In addition, the funding of government contracts is subject to Congressional appropriations. Budget decisions made by the U.S. Government are outside of our control and could result in a reduction or elimination of contract funding. A shift in government spending to other programs in which we are not involved or a reduction in general government spending could have a negative impact on our financial condition. The government is under no obligation to maintain or continue funding our contracts or subcontracts.

Our business and financial condition could be adversely affected by government limitations on contractor profitability and the possibility of cost disallowance.

A significant portion of our revenue and profit is derived from contracts and subcontracts with the U.S. Government. The U.S. Government places limitations on contractor profitability; therefore, government related contracts may have lower profit margins than the contracts we enter into with commercial customers. Furthermore, U.S. Government contracts and subcontracts are subject to audit by a designated government agency. Although we have not experienced any material cost disallowances as a result of these audits, we may be subject to material disallowances in the future.

We enter into fixed price contracts which could result in reduced profits or losses if we have cost overruns.

A majority of our revenue is attributable to contracts entered into on a fixed-price basis. This allows us to benefit from cost savings, but we carry the burden of cost overruns. If our initial estimates are incorrect, or if unanticipated circumstances arise, we could experience cost overruns which would result in reduced profits or losses on these contracts. Our financial condition is dependent on our ability to maximize our earnings from our contracts. Lower earnings caused by cost overruns could have a negative impact on our financial results.

We maintain a workforce based upon anticipated staffing needs. If we do not receive future contract awards or if these awards are delayed or reduced in scope or funding, we may incur significant costs.

Our estimates of future staffing requirements depend in part on the timing of new contract awards. We make our estimates in good faith, but our estimates could be inaccurate or change based on new information. In the case of larger projects, it is particularly difficult to predict whether we will receive a contract award and when the award will be announced. In some cases the contracts that are awarded require staffing levels that are different, sometimes lower, than the levels anticipated when the work was proposed. The uncertainty of contract award timing and changes in scope or funding can present difficulties in matching our workforce size with our contract needs. If an expected contract award is delayed or not received, or if a contract is awarded for a smaller scope of work than proposed, we could incur significant costs resulting from reductions in staff.

Failure to keep pace with technology and changing market needs could harm our business.

Our future success will depend upon our ability to gain expertise in technological advances rapidly and respond quickly to evolving industry trends and client needs. We cannot assure you that we will be successful in adapting to advances in technology, addressing client needs on a timely basis, or marketing our services and products in advanced formats. In addition, services and products delivered in the newer formats may not provide comparable training results. Furthermore, subsequent technological advances may render moot any successful expansion of the methods of delivering our services and products. If we are unable to develop new means of delivering our services and products due to capital, personnel, technological or other constraints, our business and financial condition could be adversely affected.

Changing economic conditions in the United States or the United Kingdom could harm our business and financial condition.

Our revenues and profitability are related to general levels of economic activity and employment in the United States and the United Kingdom. As a result, any significant economic downturn or recession in one or both of those countries could harm our business and financial condition. A significant portion of our revenues is derived from Fortune 1000-level companies and their international equivalents, which historically have adjusted expenditures for external training during economic downturns. If the economies in which these companies operate weaken in any future period, these companies may not increase or may reduce their expenditures on external training, and other products and services supplied by us, which could adversely affect our business and financial condition.

Our financial results are subject to quarterly fluctuations.

We experience, and expect to continue to experience, fluctuations in quarterly operating results. In addition, we provide domestic preparedness and emergency management services, including hurricane and other disaster recovery services, which can result in revenue volatility associated with the unpredictability of certain events occurring and the need for these types of services. Consequently, you should not deem our results for any particular quarter to be necessarily indicative of future results. These fluctuations in our quarterly operating results may vary because of, among other things, the overall level of performance improvement services and products sold, the gain or loss of material clients, the timing, structure and magnitude of acquisitions, the commencement or completion of client engagements or custom services and products in a particular quarter, and the general level of economic activity. Downward fluctuations may result in a decline in the trading price of our Common Stock.

Competition could adversely affect our performance.

The training industry is highly fragmented and competitive, with low barriers to entry and no single competitor accounting for a significant market share. Our competitors include several large publicly traded and privately held companies, vocational and technical training schools, degree-granting colleges and universities, continuing education programs and thousands of small privately held training providers and individuals. In addition, many of our clients maintain internal training departments. Some of our competitors offer similar services and products at lower prices, and some competitors have significantly greater financial, managerial, technical, marketing and other resources. Moreover, we expect to face additional competition from new entrants into the training and performance improvement market due, in part, to the evolving nature of the market and the relatively low barriers to entry. We cannot provide any assurance that we will be able to compete successfully, and the failure to do so could adversely affect our business and financial condition.

We are subject to potential liabilities which are not covered by our insurance.

We engage in activities in which there are substantial risks of potential liability. We provide services involving electric power distribution and generation, nuclear power, chemical weapons destruction, environmental remediation, engineering design and construction management. We maintain a consolidated insurance program (including general liability coverage) covering companies we currently own, including General Physics, as well as certain risks associated with companies we no longer own, including GSE and NPDC. Claims by or against any covered insured could reduce the amount of available insurance coverage for the other insureds and for other claims. In addition, certain liabilities may not be covered at all, such as deductibles, self-insured retentions, amounts in excess of applicable insurance limits and claims that fall outside the coverage of our policies. Although we believe that we currently have appropriate insurance coverage, we do not have coverage for all of the risks to which we are subject and we may not be able to obtain appropriate coverage on a cost-effective basis in the future.

Our policies exclude coverage for incidents involving nuclear liability and we may not be covered by United States laws or industry programs providing liability protection for licensees of the Nuclear Regulatory Commission (typically utilities) for damages caused by nuclear incidents; we are not a licensee and few of our contracts with clients have contained provisions waiving or limiting their liability. Therefore, we could be adversely affected by a nuclear incident.

Certain environmental risks, such as liability under the Comprehensive Environmental Response, Compensation and Liability Act, as amended ("Superfund"), also may not be covered by our insurance. We provide environmental engineering services, including the development and management of site environmental remediation plans. Although we subcontract most remediation construction activities, and in all cases subcontract the removal and off-site disposal and treatment of hazardous substances, we could be subject to liability relating to the environmental services we perform directly or through subcontracts. Specifically, if we were deemed under federal or state laws, including Superfund, to be an "operator" of sites to which we provide environmental engineering and support services, we could be subject to liability. Our insurance policies may not provide coverage for these risks. Various mechanisms exist whereby the U. S. Government may limit liability for environmental claims and losses or indemnify us for such claims or losses under governmental contracts. Nonetheless, incurrence of any substantial Superfund or other environmental liability could adversely affect our business and financial condition by reducing profits or causing us to incur losses related to the cost of resolving such liability.

Some of our policies, such as our professional liability insurance policy, provide coverage on a "claims made" basis covering only claims actually made during the policy period currently in effect. To the extent that a risk is not insured within our then available coverage limits, insured under a low-deductible policy, indemnified against by a third party or limited by an enforceable waiver or limitation of liability, claims could be material and adversely affect our financial condition.

Acquisitions are part of our growth strategy and may not be successful.

We expect to pursue selective acquisitions of businesses as part of our growth strategy. Acquisitions may bring us into businesses we have not previously conducted and expose us to risks that are different than those we have traditionally experienced. We can provide no assurances that we will be able to find suitable acquisitions or that we will be able to consummate them on terms and conditions favorable to us, or that we will successfully integrate and manage acquired businesses.

We are subject to potential liabilities related to operations we have discontinued.

In November 2004, we completed the spin-off to our stockholders of the shares of stock we owned in NPDC. Prior to the spin-off, we provided certain financial guarantees and entered into transactions involving assets owned by NPDC or subsequently contributed by us to NPDC. We continued to guarantee certain lease obligations and indebtedness of NPDC subsequent to the spin-off. We also have outstanding debt that is collateralized by certain real property which was transferred to NPDC in connection with the spin-off. We no longer have the assets of NPDC available to us to use to satisfy these obligations, and if NPDC fails to satisfy obligations for which we continue to guarantee, we could be responsible for satisfying those obligations which could adversely impact our financial condition.

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

The United States Departments of Energy and Defense have policies regarding foreign ownership, control or influence over government contractors who have access to classified information, and inquire as to whether any foreign interest has beneficial ownership of 5% or more of a contractor's or subcontractor's voting securities. If either Department determines that an undue risk to the defense and security of the United States exists, it may, among other things, terminate the contractor's or subcontractor's existing contracts. Our certificate of incorporation allows us to redeem or require the prompt disposition of all or any portion of the shares of our Common Stock owned by a foreign stockholder beneficially owning 5% or more of the outstanding shares of our Common Stock if either Department threatens termination of any of our contracts as a result of such an ownership interest. These provisions may have the additional effect of delaying, discouraging or preventing a change in control and might affect the market price of our Common Stock.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

The following information describes the material physical properties owned or leased by the Company and its subsidiaries.

The Company leases approximately 30,700 square feet in an office building in Elkridge, Maryland for its corporate headquarters office and approximately 165,500 square feet of office, classroom and warehouse space at various other locations throughout the United States, the United Kingdom, Canada, Mexico and Malaysia. The Company also leases approximately 10,000 square feet of office space in White Plains, New York. NPDC continues to occupy a majority of this space and compensates the Company pursuant to a management services agreement (see Note 15 to the accompanying Consolidated Financial Statements).

The facilities owned or leased by the Company are considered to be suitable and adequate for their intended uses and are considered to be well maintained and in good condition.

ITEM 3: LEGAL PROCEEDINGS

We discuss our legal proceedings in Note 17 to the accompanying Consolidated Financial Statements.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
     MATTERS

The Company's Common Stock, $0.01 par value, is traded on the New York Stock Exchange. The following table presents the Company's high and low market prices for the last two fiscal years. During the periods presented below, the Company has not paid any cash dividends.

               2005
          -------------
QUARTER    HIGH    LOW
-------   -----   -----
First     $8.60   $6.92
Second     8.39    7.00
Third      9.01    7.58
Fourth     9.06    6.90

               2004
          -------------
QUARTER    HIGH    LOW
-------   -----   -----
First     $7.93   $6.29
Second     7.60    6.27
Third      7.45    6.05
Fourth     8.95    6.64

The number of shareholders of record of the Common Stock as of February 28, 2006 was 1,277 and the closing price of the Common Stock on the New York Stock Exchange on that date was $7.20.

The Company has not declared or paid any cash dividends on its Common Stock during the two most recent fiscal years. The Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future and intends to retain future earnings to finance the growth and development of its business, as well as to fund the repurchase of up to $5 million of its Common Stock, as authorized in connection with the share repurchase and exchange transaction on January 19, 2006 (see Note 13 to the accompanying Consolidated Financial Statements). In addition, the General Physics Credit Agreement (see Item 7 below) contains restrictive covenants, including a prohibition on the payment of dividends. General Physics is currently restricted from paying dividends or management fees to the Company in excess of $1.0 million in any fiscal year, with the exception of a waiver by the lender which permits General Physics to provide cash to the Company to repurchase up to $5 million of additional shares of its outstanding common stock.

EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2005

                                                                   NON-QUALIFIED
                                                                    STOCK OPTION    INCENTIVE
                                                                        PLAN       STOCK PLAN
                                                                   -------------   ----------
Plan category:
   Equity compensation plans not approved by security holders:
      (a) Number of securities to be issued upon exercise
             of outstanding options (1)                               1,411,345
      (b) Weighted average exercise price of outstanding
             options (1)                                             $     4.83
      (c) Number of securities remaining available for future
             issuance under equity compensation plans (excluding
             securities reflected in row (a)) (2)                     1,331,094

   Equity compensation plans approved by security holders:
      (a) Number of securities to be issued upon exercise
             of outstanding options, warrants and rights                                   --
      (b) Weighted average exercise price of outstanding
             options, warrants and rights                                                  --
      (c) Number of securities remaining available for future
             issuance under equity compensation plans                               1,732,000

(1) Does not include warrants to purchase 300,000 shares of Common Stock with an exercise price of $2.67 per share, as adjusted following the spin-offs of NPDC and GSE, and warrants to purchase 984,116 shares issued and sold to four Gabelli funds in conjunction with the 6% Conditional Subordinated Notes due 2008 at an exercise price of $5.85 per share, as adjusted following the spin-offs of NPDC and GSE.

(2) Does not include shares of Common Stock that may be issued to directors of the Company as director fees.

For a description of the material terms of the Company's Non-Qualified Stock Option Plan and Incentive Stock Plan, see Note 12 to the accompanying Consolidated Financial Statements.

Directors of the Company who are not employees of the Company or its subsidiaries receive an annual fee of $10,000, payable quarterly. At the option of each director, up to one-half of the annual fee could be paid in Common Stock. In addition, the directors receive $1,500 for each meeting of the Board of Directors attended, and generally do not receive any additional compensation for service on the committees of the Board of Directors other than the Audit Committee and in some cases Special Committees which are formed to work on a specific project. Employees of the Company or its subsidiaries do not receive additional compensation for serving as directors.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

The selected financial data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and our consolidated financial statements and the notes thereto included elsewhere in this report. Our consolidated statement of operations data for the years ended December 31, 2005, 2004, and 2003 and our consolidated balance sheet data as of December 31, 2005 and 2004 have been derived from our audited consolidated financial statements included elsewhere in this report. Our consolidated statement of operations data for the years ended December 31, 2002 and 2001 and our consolidated balance sheet data as of December 31, 2003, 2002, and 2001 have been derived from unaudited consolidated financial statements, which are not presented in this report.

On September 30, 2005, we completed the spin-off of our majority ownership interest in GSE, and on November 24, 2004, we completed the spin-off of NPDC. The results of operations of GSE and NPDC have been reclassified as discontinued in the consolidated statements of operations for all periods presented.

                                                                         YEARS ENDED DECEMBER 31,
                                                           ----------------------------------------------------
                                                             2005       2004       2003       2002       2001
                                                           --------   --------   --------   --------   --------
                                                                 (In thousands, except per share amounts)
Revenue                                                    $175,555   $164,458   $133,875   $142,237   $175,422
Gross profit                                                 24,991     19,339     15,401     15,366     20,332
Interest expense                                              1,518      1,937      2,903      2,467      4,418
Gain on litigation settlement, net                            5,552         --         --         --         --
Gain on arbitration award, net                                   --     13,660         --         --         --
Income (loss) from continuing operations before taxes        15,224     14,017     (6,691)    (3,590)     3,854
Income (loss) from continuing operations (1)                  8,457     22,266     (7,839)    (3,766)       377
Income (loss) from discontinued operations, net of taxes     (1,244)       254       (437)    (1,462)    (1,322)
Net income (loss)                                             7,213     22,520     (8,276)    (5,228)      (945)
Diluted income (loss) per share:
   Income (loss) from continuing operations                    0.45       1.22      (0.46)     (0.24)      0.04
   Income (loss) from discontinued operations                 (0.07)      0.01      (0.02)     (0.10)     (0.13)
   Net income (loss)                                       $   0.38   $   1.23   $  (0.48)  $  (0.34)  $  (0.09)

                                                    DECEMBER 31,
                                ----------------------------------------------------
    BALANCE SHEET DATA (2)        2005       2004       2003       2002       2001
    ----------------------      --------   --------   --------   --------   --------
                                      (In thousands, except per share amounts)
Cash and cash equivalents (3)   $ 18,118   $  2,417   $  4,416   $  1,516   $  1,705
Short-term borrowings                 --      6,068     26,521     22,058     32,338
Working capital (deficit)         34,804     20,601     17,998        780     (2,750)
Total assets                     134,641    156,035    188,323    144,905    160,824
Long-term debt                    11,380     11,051     14,861      6,912      6,863
Stockholders' equity              94,342     91,620     92,812     92,982     95,943

(1) During 2004, based upon an assessment of the realizability of the Company's deferred tax assets, management considered it more likely than not that its deferred tax assets would be realized and reduced its deferred tax valuation allowance by $12.2 million, resulting in a net income tax benefit for the year ended December 31, 2004.

(2) On September 30, 2005, the Company distributed net assets of $6.8 million in connection with the spin-off of its majority ownership interest in GSE. On November 24, 2004, the Company distributed net assets of $26.0 million to NPDC in connection with its spin-off.

(3) Cash and cash equivalents include one-time cash receipts associated with the EDS arbitration award and litigation settlement in 2005.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General Overview

The Company's business consists of its core operating subsidiary, General Physics, a global training, engineering, and consulting company that seeks to improve the effectiveness of organizations by providing training, management consulting, e-Learning solutions and engineering services and products that are customized to meet the specific needs of clients. Clients include Fortune 500 companies and manufacturing, process and energy companies and other commercial and governmental customers. General Physics is a global leader in performance improvement, with four decades of experience in providing solutions to optimize workforce performance.

General Physics operates through its two reportable business segments:

     - Process, Energy & Government - this segment provides engineering consulting, design and evaluation services regarding facilities, the environment, processes and systems, staff augmentation, curriculum design and development, and training and technical services primarily to federal and state governmental agencies, large government contractors, petroleum and chemical refining companies, and electric power utilities.

     - Manufacturing & BPO - this segment provides training, curriculum design and development, staff augmentation, e-Learning services, system hosting, integration and help desk support, business process and training outsourcing, and consulting and technical services to large companies in the automotive, steel, pharmaceutical, electronics, and other industries as well as to governmental clients.

Strategy

The Company's strategic objectives include the growth of its core business, General Physics, through international expansion, selective acquisitions, and the development of relationships with new and existing customers. The Company also plans to continue to focus on its key initiatives: Business Process and Training Outsourcing; e-Learning; and Domestic Preparedness and Emergency Management. The Company has experienced growth across each of these areas during 2005 and 2004, contributing to improved revenue and profit margins.

Significant Events

Restructuring of Capital Stock

On January 19, 2006, the Company completed a restructuring of its capital stock, which included the repurchase of 2,121,500 shares of its Common Stock at a price of $6.80 per share, the repurchase of 600,000 shares of its Class B Stock at a price of $8.30 per share, and the exchange of 600,000 shares of its Class B Stock into 600,000 shares of Common Stock for a cash premium of $1.50 per exchanged share. The repurchase prices and exchange premium were based on a fairness opinion rendered by an independent third party valuation firm. The repurchase and exchange transactions were negotiated and approved by a Special Committee of the Board of Directors and had the effect of eliminating all outstanding shares of the Company's Class B Stock.

Prior to the restructuring, the 1,200,000 outstanding shares of Class B Stock collectively represented approximately 41% of the aggregate voting power of the Company since the Class B Stock had ten votes per share. The repurchase of a total of 2,721,500 shares represents approximately 15% of the total outstanding shares of capital stock of the Company. Approximately $20.3 million was required for the repurchase and exchange and was financed with cash on hand.

See Note 13 to the accompanying Consolidated Financial Statements for further details regarding the repurchase and exchange transaction.

Legal Settlement with EDS

On November 23, 2005, the Company settled its remaining claims against Electronic Data Systems Corporation, a successor to the Systemhouse subsidiaries of MCI Communications Corporation, arising out of the Company's 1998 acquisition of Learning Technologies. Pursuant to the settlement, EDS made a cash payment of $9,000,000 to the Company on December 14, 2005. The Company recognized a gain on the litigation settlement, net of legal fees and expenses, of approximately $5,552,000 for the year ended December 31, 2005.

In connection with the spin-off of NPDC on November 24, 2004, the Company agreed to make an additional capital contribution in an amount equal to the first $5,000,000 of any proceeds (net of litigation expenses and taxes incurred, if any), and 50% of any proceeds (net of litigation expenses and taxes incurred, if any) in excess of $15,000,000, received with respect to the related litigation claims. In accordance with this agreement, the Company made an additional capital contribution of $5,000,000 in January 2005 from the arbitration proceeds awarded the Company in December 2004. The Company had a payable to NPDC of approximately $1,201,000 as of December 31, 2005 for the additional capital contribution relating to the litigation proceeds received in December 2005. Refer to Note 17 to the accompanying Consolidated Financial Statements for further details regarding the litigation.

Spin-off of GSE

On September 30, 2005, the Company completed a taxable spin-off of its 57% interest in GSE through a dividend to the Company's stockholders. On September 30, 2005, stockholders received in the spin-off 0.283075 shares of GSE common stock for each share of the Company's Common Stock or Class B Stock held on the record date of September 19, 2005. Following the spin-off, the Company ceased to have any ownership interest in GSE and the operations of GSE have been reclassified as discontinued in the Company's consolidated statements of operations for all periods presented herein.

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), discontinued businesses are removed from the results of continuing operations and are classified as discontinued operations in the consolidated statements of operations. The following table sets forth the components of income (loss) from discontinued operations for the years ended December 31, 2005, 2004, and 2003 (in thousands):

                                       2005      2004       2003
                                     -------   --------   -------
Revenue                              $17,617   $133,581   $34,803
Operating income (loss)               (2,479)     2,027       277
Interest expense                         251      1,284       722
Income tax expense (benefit)             208        573      (262)
Income (loss) from discontinued
   operations, net of income taxes    (1,244)       254      (437)

Discontinued operations for the years ended December 31, 2005, 2004 and 2003 include the results of GSE, which was distributed in the spin-off effective September 30, 2005 as discussed above. The results of the discontinued operations for 2004 and 2003 also include the results of MXL Industries, Inc. ("MXL"), Five Star Products, Inc. ("Five Star"), and certain other non-core assets, which were distributed to NPDC in connection with the spin-off effective November 24, 2004.

Operating Highlights

YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004

For the year ended December 31, 2005, the Company had income from continuing operations before income taxes of $15,224,000 compared to $14,017,000 for the year ended December 31, 2004. The improved results were primarily due to increased operating income of $4,696,000 for General Physics' two business segments, a decrease in general and administrative expenses of $4,379,000 at the corporate level, and a decrease in interest expense of $419,000. Corporate general and administrative expenses in 2004 included corporate overhead expenses that were for the benefit of both continuing and discontinued operations, which were not allocated to discontinued operations unless they were solely attributable to NPDC. These increases were offset by a decrease of $8,108,000 in income relating to the EDS litigation in 2005 compared to 2004. In 2005, the Company recognized a gain on the litigation settlement, net of legal fees and expenses, of approximately $5,552,000 compared to a gain on the arbitration award, net of legal fees and expenses, of approximately $13,660,000 in 2004.

Revenue

                                               YEARS ENDED DECEMBER 31,
                                               ------------------------
                                                   2005       2004
                                                 --------   --------
                                                (Dollars in thousands)
Process, Energy & Government                     $ 85,953   $ 84,193
Manufacturing & BPO                                90,127     80,873
Elimination of intercompany revenue with GSE         (525)      (608)
                                                 --------   --------
                                                 $175,555   $164,458
                                                 ========   ========

Process, Energy & Government revenue increased $1.8 million or 2.1% during the year ended December 31, 2005 compared to 2004. The increase in revenue is primarily due to increased contract scopes with several of our existing government and energy customers to provide various training, engineering, and domestic preparedness services. These increases were offset by decreases in revenue due to the completion of various non-recurring contracts during 2005, a $0.3 million write-off related to a management consulting and emergency management services contract, and a decrease in revenue related to hurricane recovery services performed in 2005 compared to 2004. Revenue from hurricane recovery services, primarily in the State of Louisiana, totaled approximately $2.3 million in 2005 compared to similar services provided in the State of Florida totaling approximately $5.4 million in 2004. The Company cannot anticipate that these services will be a continuing stream of revenue going forward.

Manufacturing & BPO revenue increased $9.3 million or 11.4% during the year ended December 31, 2005 compared to 2004. The increase in revenue is due to net increases of approximately $7.3 million of revenue from training and business process outsourcing services provided to customers primarily in the electronics industry, net increases of approximately $2.6 million of revenue from increased system implementation and hosting services primarily to the federal government, and net increases of approximately $2.0 million of revenue from other professional development and training courses provided primarily to customers in the steel and manufacturing industries. The Company continues to expand the scope of services provided to new and existing business process and training outsource customers. These increases in revenue were slightly offset by other decreases in revenue, primarily due to the change in contract scopes with a business process outsourcing customer during 2005 which resulted in a decrease in revenue of $5.4 million.

Gross profit

                                                        YEARS ENDED DECEMBER 31,
                                               -----------------------------------------
                                                       2005                  2004
                                               -------------------   -------------------
                                                         % REVENUE             % REVENUE
                                                         ---------             ---------
                                                         (Dollars in thousands)
Process, Energy & Government                   $16,212     18.9%     $14,727     17.5%
Manufacturing & BPO                              9,304     10.3%       5,220      6.5%
Elimination of intercompany revenue with GSE      (525)      --         (608)      --
                                               -------     ----      -------     ----
                                               $24,991     14.2%     $19,339     11.8%
                                               =======     ====      =======     ====

Process, Energy & Government gross profit of $16.2 million or 18.9% of revenue for the year ended December 31, 2005 increased by $1.5 million or 10.1% when compared to gross profit of approximately $14.7 million or 17.5% of revenue for the year ended December 31, 2004. This increase in gross profit was primarily driven by an increase in revenue from training services provided to our government and energy customers, excluding the decreases in revenue discussed above. The increase in gross profit as a percentage of revenue is primarily due to a decrease in overhead expenses as a percentage of revenue as our infrastructure costs have not increased at the same rate as our revenue growth.

Manufacturing & BPO gross profit of $9.3 million or 10.3% of revenue for the year ended December 31, 2005 increased by $4.1 million or 78.2% when compared to gross profit of approximately $5.2 million or 6.5% of revenue for the year ended December 31, 2004. This increase in gross profit was primarily driven by an increase in revenue from business process outsourcing and training outsourcing services. The Company experienced increased gross profit as a percentage of revenue during 2005 as it continued to expand services provided to new and existing customers. Additionally, infrastructure costs have not increased at the same rate as our revenue growth, resulting in increased profitability.

Selling, general and administrative expenses

SG&A expenses decreased $3.5 million or 20.0% from $17.5 million for the year ended December 31, 2004 to $14.0 million for the year ended December 31, 2005. This decrease is primarily related to a decrease in corporate SG&A expenses primarily due to the spin-off of NPDC in November 2004, which resulted in lower overhead costs in 2005 compared to 2004. SG&A expense in 2004 included corporate overhead expenses that were for the benefit of both continuing and discontinued operations. Only those costs that were solely attributable to NPDC were allocated to discontinued operations in 2004. NPDC pays the Company a fee pursuant to the management services agreement, which is reflected as a reduction of SG&A expense in the accompanying consolidated statement of operations (see
Note 15 to the accompanying Consolidated Financial Statements for further details). The decrease in corporate SG&A also includes a decrease in executive compensation in 2005 compared to 2004. In 2004, SG&A expense included an incentive payment of $2.0 million to the Company's former Chief Executive Officer, which did not recur in 2005 (see Note 15 to the accompanying Consolidated Financial Statements for further details). These decreases in corporate SG&A were offset by an increase in SG&A at General Physics primarily due to an increase in staff and an increase in the provision for uncollectible accounts receivable.

Interest expense

Interest expense decreased $0.4 million or 21.6% from $1.9 million for the year ended December 31, 2004 to $1.5 million for the year ended December 31, 2005. The decrease was primarily attributable to General Physics' repayment of its short-term borrowings in January 2005 with the proceeds received from the arbitration award.

Other Income

Other income decreased $0.3 million or 52.4% from $0.5 million for the year ended December 31, 2004 to $0.2 million for the year ended December 31, 2005. The decrease was primarily due to a decrease in interest income primarily from the arbitration award in 2004 which did not recur in 2005.

Gain from litigation settlement and arbitration award

The Company recognized a gain of $5.6 million from the litigation settlement proceeds paid by EDS in the fourth quarter of 2005, net of legal fees and expenses, compared to a gain of $13.7 million from the arbitration award in 2004, net of legal fees and expenses (see Note 17 to the accompanying Consolidated Financial Statements).

Income taxes

Income tax expense was $6.8 million for the year ended December 31, 2005 compared to an income tax benefit of $8.2 million for the year ended December 31, 2004. In assessing the realizability of its deferred tax assets, management considered it more likely than not that its deferred tax assets would be realized and reduced its deferred tax valuation allowance by $12.2 million in 2004. This was offset by the current tax provision of $4.0 million, resulting in a net income tax benefit of $8.2 million in 2004. As of December 31, 2005, the Company had federal net operating loss carryforwards of $31.1 million, which expire during 2022 and 2023.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

For the year ended December 31, 2004, the Company had income from continuing operations before income taxes of $14,017,000 compared to a loss from continuing operations before income taxes of $6,691,000 for the year ended December 31, 2003. The improved results were primarily due to the gain from the arbitration award of $13,660,000 in 2004, increased operating income of $4,648,000 for General Physics' two business segments, a decrease in general and administrative expenses of $3,960,000 at the corporate level, and a decrease in interest expense of $966,000. Corporate general and administrative expenses in 2004 included corporate overhead expenses that were for the benefit of both continuing and discontinued operations, which were not allocated to discontinued operations unless they were solely attributable to NPDC. In 2004, General Physics showed increases in profit and revenue. The improvement in performance was primarily attributable to the Company's key initiatives: Business Process and Training Outsourcing; e-Learning; and Domestic Preparedness and Emergency Management. The Company experienced growth across each of these areas, contributing to the improved revenue and profit margins.

Revenue

                                               YEARS ENDED DECEMBER 31,
                                               ------------------------
                                                   2004       2003
                                                 --------   --------
                                                (Dollars in thousands)
Process, Energy & Government                     $ 84,193   $ 76,932
Manufacturing & BPO                                80,873     57,043
Elimination of intercompany revenue with GSE         (608)      (100)
                                                 --------   --------
                                                 $164,458   $133,875
                                                 ========   ========

Process, Energy & Government revenue increased $7.3 million or 9.4% during the year ended December 31, 2004 compared to 2003. The increase in revenue is primarily due to an increase of approximately $5.4 million during 2004 related to hurricane relief services provided in the State of Florida. The net increase in revenue is also due to increased contract awards for government training and domestic preparedness services, offset by decreases in revenue due to the normal completion of non-recurring projects during 2004.

Manufacturing & BPO revenue increased $23.8 million or 41.8% during the year ended December 31, 2004 compared to 2003. The increase is primarily due to increases in revenue from the organization's business process outsource and e-Learning businesses. The business process outsourcing organization received new contracts from both government and commercial clients at the end of 2003 and in 2004 to provide outsourced training management services. The e-Learning organization was awarded several new contracts in 2004 with the U.S. government to provide hosting and learning management systems integration services. The overall increase in revenue was offset by a continued decline in training-related revenue with certain automotive clients.

Gross profit

                                                        YEARS ENDED DECEMBER 31,
                                               -----------------------------------------
                                                       2004                  2003
                                               -------------------   -------------------
                                                         % REVENUE             % REVENUE
                                                         ---------             ---------
                                                         (Dollars in thousands)
Process, Energy & Government                   $14,727     17.5%     $13,211     17.2%
Manufacturing & BPO                              5,220      6.5%       2,290      4.0%
Elimination of intercompany revenue with GSE      (608)      --         (100)      --
                                               -------     ----      -------     ----
                                               $19,339     11.8%     $15,401     11.5%
                                               =======     ====      =======     ====

Process, Energy & Government gross profit of $14.7 million or 17.5% of revenue for the year ended December 31, 2004 increased by $1.5 million or 11.5% when compared to gross profit of approximately $13.2 million or 17.2% of revenue for the year ended December 31, 2003. This increase in gross profit was primarily driven by an increase in revenue for training services provided to our government and energy customers. While overhead expenses remained relatively flat year over year, the incremental profit increase was offset slightly by increases in employee benefits due to the growth of the business.

Manufacturing & BPO gross profit of $5.2 million or 6.5% of revenue for the year ended December 31, 2004 increased by $2.9 million or 127.9% when compared to gross profit of approximately $2.3 million or 4.0% of revenue for the year ended December 31, 2003. This increase in gross profit was primarily driven by an increase in revenue from business process outsourcing and training outsourcing services as well as a decrease in lower margin subcontractor utilization and an increase in higher margin internal labor utilization on several business process outsourcing contracts. While overhead expenses remained relatively flat year over year, the incremental profit increase was offset slightly by increases in employee benefits due to the growth of the business.

Selling, general and administrative expenses

SG&A expenses decreased $4.2 million or 19.2% during the year ended December 31, 2004 from $21.7 million in 2003 to $17.5 million in 2004. This decrease is primarily due to reduced executive compensation and payroll costs of $1.5 million as well as reduced legal and other professional fees of $2.5 million; SG&A in 2004 and 2003 included corporate overhead expenses that were for the benefit of both continuing and discontinued operations. Only those costs that were solely attributable to the discontinued business segments have been allocated to discontinued operations.

Interest expense

Interest expense decreased $1.0 million during the year ended December 31, 2004 from $2.9 million in 2003 to $1.9 million in 2004. The decrease was primarily attributable to lower General Physics interest expense, due to lower average borrowing levels in 2004 as compared to 2003, offset by the Company's write-off of deferred financing costs on its prior credit agreement of $0.9 million.

Other Income

Other income was $0.5 million for both the years ended December 31, 2004 and 2003 and was primarily related to interest income on loans receivable and other income.

Gain from arbitration settlement

The Company recognized a gain of $13.7 million from the arbitration award related to the EDS litigation in the fourth quarter of 2004, net of legal fees and expenses (see Note 17 to the accompanying Consolidated Financial Statements).

Income taxes

Income tax benefit was $8.2 million for the year ended December 31, 2004 as a result of the Company's reduction in valuation allowance, offset by the current tax provision, compared to income tax expense of $1.1 million for the year ended December 31, 2003. In assessing the realizability of its deferred tax assets, management considered it more likely than not that its deferred tax assets would be realized and reduced its deferred tax valuation allowance by $12.2 million in 2004.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

As of December 31, 2005, the Company had cash and cash equivalents totaling $18.1 million. On January 19, 2006, the Company completed a restructuring of its capital stock in which it used approximately $20.3 million of cash on hand to repurchase 2,121,500 shares of its Common Stock and 600,000 shares of its Class B Stock, and to exchange 600,000 shares of its Class B Stock into 600,000 shares of Common Stock. In connection with the capital stock restructuring, the Company authorized the repurchase of up to $5 million of additional common shares from time to time in the open market, subject to prevailing business and market conditions and other factors. See Note 13 to the accompanying Consolidated Financial Statements for further details regarding the repurchase and exchange transaction.

On February 14, 2006, the Company completed the acquisition of Peters Management Consultancy Ltd. (PMC), a performance improvement and training company in the United Kingdom. The purchase price was $1.3 million in cash, subject to a post-closing adjustment based on actual net equity, plus contingent payments of up to $0.9 million based upon the achievement of certain performance targets during the first year following completion of the acquisition.

The Company believes that cash generated from operations and borrowings available under the General Physics Credit Agreement ($19.2 million of available borrowings as of January 31, 2006) will be sufficient to fund the working capital and other requirements of the Company for the foreseeable future.

The Company's working capital increased $14.2 million during 2005 from $20.6 million at December 31, 2004 to $34.8 million at December 31, 2005. The Company's working capital increased during 2005 primarily due to an increase in cash from operations as well as the receipt of proceeds from the EDS arbitration award of $13,660,000 in January 2005 and the litigation settlement of approximately $5,552,000, net of legal fees and expenses, in December 2005 (see
Note 17 to the accompanying Consolidated Financial Statements).

CASH FLOWS

YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004

The Company's cash balance increased $15.7 million from $2.4 million as of December 31, 2004 to $18.1 million at December 31, 2005. The increase in cash and cash equivalents during the year ended December 31, 2005 resulted from cash provided by operating activities of $19.3 million, offset by cash used in investing activities of $1.0 million, and cash used in financing activities of $2.6 million. Cash flows from discontinued operations are combined with cash flows from continuing operations within the operating, investing, and financing activities categories in the accompanying consolidated statements of cash flows through the effective dates of the spin-offs of GSE and NPDC.

Cash provided by operating activities was $19.3 million for the year ended December 31, 2005 compared to $4.2 million in 2004. The increase in cash compared to the prior period is primarily due to receipt of proceeds from the EDS arbitration award of $13.8 million in January 2005 (including post-award interest) and the receipt of proceeds from the litigation settlement of $5.6 million in December 2005. This increase in cash flows from operating activities was offset by a decrease in net income of approximately $15.3 million. Additionally, there was a decrease in other operating items in 2005 compared to 2004 primarily due to a decrease in accrued expenses related to the payout of $5 million of the EDS arbitration proceeds to NPDC in 2005 which was accrued for as of December 31, 2004 (see Note 17 to the accompanying Consolidated Financial Statements).

Cash used in investing activities was $1.0 million for the year ended December 31, 2005 compared to $1.4 million in 2004. The decrease in cash used in investing activities is primarily due to a decrease in cash proceeds from the sale of marketable securities by NPDC of approximately $0.6 million in 2004 that did not recur in 2005, offset by a decrease in capital expenditures for property, plant and equipment of approximately $0.8 million during 2005 compared to 2004. In 2004, cash used for capital expenditures included $0.7 million related to the discontinued operations of GSE and NPDC.

Cash used in financing activities was $2.6 million for the year ended December 31, 2005 compared to $4.9 million for the same period of 2004. The decrease in cash used in financing activities is primarily due to net cash proceeds of $2.0 million in 2005 from GSE's issuance of subordinated debt, as well as additional borrowings by GSE of approximately $1.2 million under General Physics' Credit Agreement during 2005, prior to the spin-off. Additionally, the Company contributed $0.8 million of cash to GSE in 2005 and $2.5 million of cash to NPDC in 2004 in connection with the spin-offs. Cash used in financing activities also decreased as a result of an increase of $0.5 million of cash proceeds from the issuance of Common Stock, primarily for the exercise of employee stock options, in 2005 compared to 2004. These increases in cash were offset by a decrease in cash due to the repayment by General Physics of its short-term borrowings of $6.1 million in 2005 compared to repayments of short-term borrowings and long-term debt of approximately $3.0 million in 2004.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

The Company's cash balance decreased $2.0 million from $4.4 million as of December 31, 2003 to $2.4 million at December 31, 2004. The decrease in cash and cash equivalents during the year ended December 31, 2004 resulted from cash provided by operating activities of $4.2 million, offset by cash used in investing activities of $1.4 million and cash used in financing activities of $4.9 million, and a positive effect of exchange rate changes on cash of $0.1 million. Cash flows from discontinued operations are combined with cash flows from continuing operations within the operating, investing, and financing activities categories in the accompanying consolidated statements of cash flows through the effective date of the spin-off of NPDC.

Cash used in investing activities was $1.4 million for the year ended December 31, 2004 compared to $1.6 million in 2003. The decrease in cash used was primarily due to a decrease in expenditures for property, plant and equipment and a decrease in cash used for other investing activities, offset by a decrease in cash proceeds from the sale of marketable securities in 2004 compared to 2003. Cash proceeds from investing activities included $0.6 million and $2.1 million from the sale of marketable securities in 2004 and 2003, respectively, which were related to the discontinued operations of NPDC.

Cash used in financing activities was $4.9 million for the year ended December 31, 2004 compared to $0.9 million in 2003. The increase in cash used was primarily due to the repayment of short-term borrowings and long-term debt totaling $3.0 million in 2004, compared to net proceeds of long-term debt of $13.7 million offset by the repayment of short-term borrowings of $13.5 million. Additionally, the Company contributed $2.5 million of cash to NPDC in 2004 in connection with its spin-off on November 24, 2004. The increase in cash used in financing activities was offset by a decrease due to the use of cash in 2003 for deferred financing costs of $1.6 million which did not recur in 2004.

LONG-TERM DEBT AND SHORT-TERM BORROWINGS

In August 2003, the Company issued and sold to four Gabelli funds $7.5 million aggregate principal amount of 6% Conditional Subordinated Notes due 2008 (Gabelli Notes) and 937,500 warrants (GP Warrants), each entitling the holder thereof to purchase (subject to adjustment) one share of the Company's Common Stock at an exercise price of $8.00. The aggregate purchase price for the Gabelli Notes and GP Warrants was $7.5 million. The Gabelli Notes are secured by a mortgage on the Company's former property located in Pawling, New York which was distributed to NPDC. In addition, at any time that less than $1.0 million principal amount of the Gabelli Notes are outstanding, the Company may defease the obligations secured by the mortgage and obtain a release of the mortgage. Subsequent to the spin-offs of NPDC and GSE and in accordance with the anti-dilution provisions of the warrant agreement, the number of GP Warrants was adjusted to 984,116 and the exercise price was adjusted to $5.85 per share.

In October 2003, the Company issued a five-year 5% note due in full in October 2008 in the principal amount of $5,250,955 to ManTech International (ManTech). Interest is payable quarterly. Each year during the term of the note, ManTech has the option to convert up to 20% of the original principal amount of the note into Common Stock of the Company at the then market price of the Company's Common Stock, but only in the event that the Company's Common Stock is trading at $10 per share or more. In the event that less than 20% of the principal amount of the note is not converted in any year, such amount not converted will be eligible for conversion in each subsequent year until converted or until the note is repaid in cash.

General Physics has a $25 million Credit Agreement with a bank that expires on August 13, 2007, as amended, with annual renewal options, and is secured by certain assets of General Physics. The interest rate on borrowings under the Credit Agreement is at the daily LIBOR Market Index Rate plus 3.00%. Based upon the financial performance of General Physics, the interest rate can be reduced (as of December 31, 2005, the rate was reduced to LIBOR plus 2.50% for General Physics). The Credit Agreement also contains certain restrictive covenants. General Physics is currently restricted from paying dividends and management fees to the Company in excess of $1.0 million in any fiscal year, with the exception of a waiver by the lender which permits General Physics to provide cash to the Company to repurchase up to $5 million of additional shares of its outstanding Common Stock (see Note 13 to the accompanying Consolidated Financial Statements). The Company repaid in full the $6.1 million outstanding under the Credit Agreement as of December 31, 2004 in January of 2005, using the proceeds received from the EDS arbitration award (see Note 17 to the accompanying Consolidated Financial Statements). As of December 31, 2005, the Company had no borrowings outstanding under the Credit Agreement and there was approximately $20,558,000 of available borrowings based upon 80% of eligible accounts receivable and 80% of eligible unbilled receivables.

CONTRACTUAL PAYMENT OBLIGATIONS

The Company enters into various agreements that result in contractual obligations in connection with its business activities. These obligations primarily relate to our financing arrangements (such as long-term debt and capital and operating leases), purchase commitments under non-cancelable contracts for certain products and services, and contractual obligations to certain of the Company's officers under employment contracts. The following table summarizes the Company's total contractual payment obligations as of December 31, 2005 (in thousands):

                                             PAYMENTS DUE IN
                              --------------------------------------------
                                        2007 -   2009 -    AFTER
                               2006      2008     2010     2010     TOTAL
                              ------   -------   ------   ------   -------
Long-term debt:
   Principal                  $   --   $12,751   $   --   $   --   $12,751
   Interest                      713     1,204       --       --     1,917
                              ------   -------   ------   ------   -------
      Total                      713    13,955       --       --    14,668
Capital lease commitments         94        21       --       --       115
Operating lease commitments    3,604     4,172    2,575    4,843    15,194
Purchase commitments *         1,027       775       --       --     1,802
Employment agreements          3,713     1,964       --       --     5,677
                              ------   -------   ------   ------   -------
         Total                $9,151   $20,887   $2,575   $4,843   $37,456
                              ======   =======   ======   ======   =======

* Excludes purchase orders for goods and services entered into by the Company in the ordinary course of business, which are non-binding and subject to amendment or termination within a reasonable notification period.

OFF-BALANCE SHEET COMMITMENTS

Subsequent to the spin-off of NPDC, the Company continues to guarantee certain operating leases for Five Star's New Jersey and Connecticut warehouses, aggregating $1.6 million annually through the first quarter of 2007.

Subsequent to the spin-off of NPDC, the Company continues to guarantee the repayment of two debt obligations of MXL, which are secured by property and certain equipment of MXL. The aggregate outstanding balance as of December 31, 2005 was $1.4 million. The Company's guarantees expire upon the maturity of the debt obligations which are October 1, 2006 and March 31, 2011.

The Company continued to guarantee GSE's borrowings under General Physics' Credit Agreement (under which $1.5 million was allocated for use by GSE) subsequent to the spin-off on September 30, 2005. As of December 31, 2005, GSE had borrowings of $1,182,000 under the Credit Agreement. In March 2006, GSE repaid its borrowings in full and ceased to be a Borrower under the Credit Agreement.

As of December 31, 2005, the Company had one outstanding letter of credit for $290,000 which expires in 2006, and had one outstanding performance bond for $908,000 which expires in 2006.

The Company does not have any off-balance sheet financing except for operating leases and letters of credit entered into in the normal course of business and the items disclosed above.

MANAGEMENT DISCUSSION OF CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Certain of our accounting policies require higher degrees of judgment than others in their application. These include revenue recognition, valuation of accounts receivable, impairment of intangible assets, including goodwill, and valuation of deferred tax assets, which are summarized below. In addition, Note 2 to the accompanying Consolidated Financial Statements includes further discussion of our significant accounting policies.

Revenue Recognition

The Company provides services under time-and-materials, cost-reimbursable, and fixed-price (including fixed-fee per transaction) contracts to both government and commercial customers. Each contract has different terms based on the scope, deliverables and complexity of the engagement, requiring the Company to make judgments and estimates about recognizing revenue. Revenue is recognized as services are performed.

Under time-and-materials contracts, as well as certain government cost-reimbursable and certain fixed-price contracts, the contractual billing schedules are based on the specified level of resources the Company is obligated to provide. As a result, for these "level-of-effort" contracts, the contractual billing amount for the period is a measure of performance and, therefore, revenue is recognized in that amount.

Revenue under government fixed price and certain commercial contracts is recognized using the percentage of completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Under the percentage-of-completion method, management estimates the percentage-of-completion based upon costs incurred as a percentage of the total estimated costs. When total cost estimates exceed revenues, the estimated losses are recognized immediately. The use of the percentage-of-completion method requires significant judgment relative to estimating total contract revenues and costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated salaries and other costs. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. When revisions in estimated contract revenues and costs are determined, such adjustments are recorded in the period in which they are first identified.

For commercial fixed-fee per transaction contracts, revenue is recognized during the period in which services are delivered in accordance with the pricing outlined in the contracts. For other commercial fixed price contracts which typically involve a discrete project, such as development of training content and materials, design of training processes, software implementation, or engineering projects, the contractual billing schedules are not based on the specified level of resources the Company is obligated to provide. These discrete projects generally do not contain milestones or other reliable measures of performance. As a result, revenue on these arrangements is recognized using the percentage-of-completion method based on the relationship of costs incurred to total estimated costs expected to be incurred over the term of the contract. The Company believes this methodology is a reasonable measure of proportional performance since performance primarily involves personnel costs and services are provided to the customer throughout the course of the projects through regular communications of progress toward completion and other project deliverables. In addition, the customer typically is required to pay the Company for the proportionate amount of work and cost incurred in the event of contract termination.

Certain of the Company's fixed price commercial contracts contain revenue arrangements with multiple deliverables. The Company applies the separation guidance in Emerging Issues Task Force (EITF) 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21), for these types of contracts. Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables can be divided into more than one unit of accounting. For contracts determined to have more than one unit of accounting, the Company recognizes revenue for each deliverable based on the revenue recognition policies discussed above; that is, the Company recognizes revenue in accordance with work performed and costs incurred, with fee being allocated proportionately over the service period. Within each multiple deliverable project, there is objective and reliable fair value across all units of the arrangement, as discounts are not offered or applied to one deliverable versus another, and the rates bid across all deliverables are consistent.

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

Valuation of Accounts Receivable

Provisions for allowance for doubtful accounts are made based on specific collection risks identified by the Company. Measurement of such losses requires consideration of the historical loss experience of the Company and its subsidiaries, judgments about customer credit risk and the need to adjust for current economic conditions. The allowance for doubtful accounts was $1.2 million at December 31, 2005.

Impairment of Intangible Assets, Including Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized, but instead tested for impairment at least annually. The goodwill impairment test requires the Company to identify its reporting units (as defined in SFAS No. 131) and obtain estimates of the fair values of those units as of the testing date. The Company uses a third party valuation firm to estimate the fair values of its reporting units using discounted cash flow valuation models. These estimates are formed by evaluating historical trends, current budgets, operating plans and industry data. For the years ended December 31, 2005, 2004, and 2003, the estimated fair values of each reporting unit exceeded their respective carrying values, indicating the underlying goodwill of each unit was not impaired at the respective testing dates. The timing and frequency of our goodwill impairment tests are based on an ongoing assessment of events and circumstances that would more than likely reduce the estimated fair value of a reporting unit below its carrying value. The Company will continue to monitor its goodwill for impairment and conduct formal tests when impairment indicators are present. A decline in the fair value of any reporting unit below its carrying value is an indicator that the underlying goodwill of the unit is potentially impaired. This would require a comparison of the implied fair value of a reporting unit's goodwill to its carrying value. An impairment loss is required for the amount which the carrying value of a reporting unit's goodwill exceeds its implied fair value. The implied fair value of the reporting unit's goodwill would become the new cost basis of the reporting unit's goodwill.

Valuation of Deferred Tax Assets

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered. In assessing the realizability of the deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these factors, management believes it is more likely than not that the Company will realize the benefits of deferred tax assets, net of the valuation allowance. The valuation allowance relates to both foreign and domestic net operating loss carryforwards for which the Company does not believe the benefits will be realized. As of December 31, 2005, the Company had federal net operating loss carryforwards of $31.1 million, which expire during 2022 and 2023.

ACCOUNTING STANDARDS ISSUED

We discuss recently issued accounting standards in Note 2 to the accompanying Consolidated Financial Statements.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to the impact of interest rate, market risks and currency fluctuations. In the normal course of business, the Company employs internal processes to manage its exposure to interest rate, market risks and currency fluctuations. The Company's objective in managing its interest rate risk is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The Company estimates that the fair value of its long-term debt approximates its carrying amount as the stated interest rates approximate prevailing market rates.

The Company is exposed to the impact of currency fluctuations because of its international operations. The Company's net investment in its foreign subsidiaries, including intercompany balances, at December 31, 2005 was not significant, and accordingly, fluctuations in foreign currency do not have a material impact on the Company's financial position.

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

                                                                            PAGE
                                                                            ----
ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS OF GP STRATEGIES CORPORATION AND SUBSIDIARIES:

   Reports of Independent Registered Public Accounting Firm                  32

   Consolidated Balance Sheets - December 31, 2005 and 2004                  35

   Consolidated Statements of Operations - Years ended December 31, 2005,
      2004 and 2003                                                          36

   Consolidated Statements of Stockholders' Equity and Comprehensive
      Income (Loss) - Years ended December 31, 2005, 2004 and 2003           37

   Consolidated Statements of Cash Flows - Years ended December 31, 2005,
      2004 and 2003                                                          38

   Notes to Consolidated Financial Statements                                40

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
GP Strategies Corporation:

We have audited the accompanying consolidated balance sheets of GP Strategies Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed under item 15a(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GP Strategies Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of GP Strategies Corporation and subsidiaries internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2006 expressed an unqualified opinion on management's assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.


/s/ KPMG LLP


Baltimore, Maryland
March 15, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
GP Strategies Corporation:

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting (Item 9A(b)), that GP Strategies Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness identified in management's assessment, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GP Strategies Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment as of December 31, 2005:

     The Company's account reconciliation and management review controls over the accounting for income taxes were not operating effectively because of the lack of adequate tax accounting expertise as of December 31, 2005. As a result, there was a material misstatement in the Company's income tax provision.

                                                                     (Continued)

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GP Strategies Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2005. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 15, 2006, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management's assessment that GP Strategies Corporation did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, GP Strategies Corporation has not maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).


/s/ KPMG LLP


Baltimore, Maryland
March 15, 2006

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2005 and 2004
              (In thousands, except shares and par value per share)

                                                                               2005       2004
                                                                             --------   --------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                 $ 18,118   $  2,417
   Cash held in escrow from arbitration settlement                                 --     13,798
   Accounts and other receivables, less allowance for
      doubtful accounts of $1,166 in 2005 and $917 in 2004                     26,390     31,114
   Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                    11,487     16,834
   Deferred tax assets                                                          1,174      1,478
   Prepaid expenses and other current assets                                    5,451      4,350
                                                                             --------   --------
         Total current assets                                                  62,620     69,991
                                                                             --------   --------
Property, plant and equipment, net                                              1,857      2,673
Goodwill                                                                       57,483     63,867
Other intangible assets, net                                                      647      1,024
Deferred tax assets                                                            10,391     15,164
Other assets                                                                    1,643      3,316
                                                                             --------   --------
                                                                             $134,641   $156,035
                                                                             ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                                      $     71   $    100
   Short-term borrowings                                                           --      6,068
   Accounts payable and accrued expenses                                       20,315     33,219
   Billings in excess of costs and estimated earnings on
      uncompleted contracts                                                     7,430     10,003
                                                                             --------   --------
         Total current liabilities                                             27,816     49,390
                                                                             --------   --------
Long-term debt less current maturities                                         11,309     10,951
Other noncurrent liabilities                                                    1,174      1,739
                                                                             --------   --------
         Total liabilities                                                     40,299     62,080
                                                                             --------   --------
Minority interest                                                                  --      2,335
Stockholders' equity:
   Preferred stock, par value $0.01 per share
      Authorized 10,000,000 shares; issued none                                    --         --
   Common stock, par value $0.01 per share
      Authorized 25,000,000 shares; issued 17,116,575 shares in 2005 and
         16,669,757 shares in 2004 (of which 2,379 shares in 2005 and
         8,994 shares in 2004 are held in treasury)                               171        167
   Class B capital stock, par value $0.01 per share
      Authorized 2,800,000 shares; 1,200,000 shares issued and outstanding         12         12
   Additional paid-in capital                                                 168,737    171,852
   Accumulated deficit                                                        (71,710)   (78,923)
   Unearned compensation                                                       (1,133)        --
   Accumulated other comprehensive loss                                        (1,087)      (761)
   Note receivable from stockholder                                              (619)      (619)
   Treasury stock at cost                                                         (29)      (108)
                                                                             --------   --------
         Total stockholders' equity                                            94,342     91,620
                                                                             --------   --------
                                                                             $134,641   $156,035
                                                                             ========   ========

See accompanying notes to consolidated financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 2005, 2004 and 2003
                      (In thousands, except per share data)

                                                                    2005       2004       2003
                                                                  --------   --------   --------
Revenue                                                           $175,555   $164,458   $133,875
Cost of revenue                                                    150,564    145,119    118,474
                                                                  --------   --------   --------
   Gross profit                                                     24,991     19,339     15,401
Selling, general and administrative expenses                        14,039     17,545     21,707
                                                                  --------   --------   --------
   Operating income (loss)                                          10,952      1,794     (6,306)
Interest expense                                                     1,518      1,937      2,903
Other income (including interest income of
   $296 in 2005, $317 in 2004 and $424 in 2003)                        238        500        523
Gain on litigation settlement, net of legal fees and expenses        5,552         --         --
Gain on arbitration award, net of legal fees and expenses               --     13,660         --
Gains on sales of marketable securities                                 --         --        559
Valuation adjustment of liability for warrants                          --         --      1,436
                                                                  --------   --------   --------
   Income (loss) from continuing operations
      before income taxes                                           15,224     14,017     (6,691)
Income tax expense (benefit)                                         6,767     (8,249)     1,148
                                                                  --------   --------   --------
   Income (loss) from continuing operations                          8,457     22,266     (7,839)
Income (loss) from discontinued operations, net of income taxes     (1,244)       254       (437)
                                                                  --------   --------   --------
   Net income (loss)                                              $  7,213   $ 22,520   $ (8,276)
                                                                  ========   ========   ========
Per common share data:
Basic
   Income (loss) from continuing operations                       $   0.47   $   1.26   $  (0.46)
   Income (loss) from discontinued operations                        (0.07)      0.01      (0.02)
                                                                  --------   --------   --------
   Net income (loss)                                              $   0.40   $   1.27   $  (0.48)
                                                                  ========   ========   ========
Diluted
   Income (loss) from continuing operations                       $   0.45   $   1.22   $  (0.46)
   Income (loss) from discontinued operations                        (0.07)      0.01      (0.02)
                                                                  --------   --------   --------
   Net income (loss)                                              $   0.38   $   1.23   $  (0.48)
                                                                  ========   ========   ========

See accompanying notes to consolidated financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES
 Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

                  Years ended December 31, 2005, 2004, and 2003
                 (In thousands, except for par value per share)

                                                               CLASS B
                                                  COMMON       CAPITAL    ADDITIONAL
                                                   STOCK        STOCK       PAID-IN   ACCUMULATED    UNEARNED
                                                ($0.01 PAR)  ($0.01 PAR)    CAPITAL     DEFICIT    COMPENSATION
                                                -----------  -----------  ----------  -----------  ------------
Balance at December 31, 2002                        $154         $12       $189,988    $ (93,167)    $    --
                                                    ----         ---       --------    ---------     -------
Net loss                                              --          --             --       (8,276)         --
Other comprehensive loss                              --          --             --           --          --

   Total comprehensive loss

Repayment of note receivable from stockholder         --          --             --           --          --
Proceeds from issuance of common stock                 9          --          6,553           --          --
                                                    ----         ---       --------    ---------     -------
Balance at December 31, 2003                         163          12        196,541     (101,443)         --
                                                    ----         ---       --------    ---------     -------
Net loss                                              --          --             --       22,520          --
Other comprehensive loss                              --          --             --           --          --

   Total comprehensive income

Repayment of note receivable from stockholder         --          --             --           --          --
Distribution of net assets to NPDC                    --          --        (26,043)          --          --
Issuance and sale of common stock and warrants         4          --          1,354           --          --
                                                    ----         ---       --------    ---------     -------
Balance at December 31, 2004                         167          12        171,852      (78,923)         --
                                                    ----         ---       --------    ---------     -------
Net income                                            --          --             --        7,213          --
Other comprehensive loss                              --          --             --           --          --

   Total comprehensive income

Distribution of net assets of GSE in spin-off         --          --         (6,874)          --          --
Distribution of net assets to NPDC                    --          --         (1,201)          --          --
Restricted stock and stock unit awards                --          --          1,918           --      (1,133)
Excess tax benefits of stock options exercised        --          --            720           --          --
Proceeds from issuance of common stock                 4          --          2,322           --          --
                                                    ----         ---       --------    ---------     -------
Balance at December 31, 2005                        $171         $12       $168,737    $ (71,710)    $(1,133)
                                                    ====         ===       ========    =========     =======

                                                 ACCUMULATED       NOTE
                                                    OTHER       RECEIVABLE  TREASURY      TOTAL      COMPREHENSIVE
                                                COMPREHENSIVE      FROM     STOCK AT  STOCKHOLDERS'      INCOME
                                                INCOME (LOSS)  STOCKHOLDER    COST        EQUITY         (LOSS)
                                                -------------  -----------  --------  -------------  -------------
Balance at December 31, 2002                          460        $(4,095)    $ (370)    $ 92,982
                                                   ------        -------     ------     --------
Net loss                                               --             --         --       (8,276)       $(8,276)
Other comprehensive loss                             (436)            --         --         (436)          (436)
                                                                                                        -------
   Total comprehensive loss                                                                             $(8,712)
                                                                                                        =======
Repayment of note receivable from stockholder          --          1,773         --        1,773
Proceeds from issuance of common stock                 --             --        207        6,769
                                                   ------        -------     ------     --------
Balance at December 31, 2003                           24         (2,322)      (163)      92,812
                                                   ------        -------     ------     --------
Net loss                                               --             --         --       22,520        $22,520
Other comprehensive loss                             (861)            --         --         (861)          (861)
                                                                                                        -------
   Total comprehensive income                                                                           $21,659
                                                                                                        =======
Repayment of note receivable from stockholder          --          1,703         --        1,703
Distribution of net assets to NPDC                     76             --         --      (25,967)
Issuance and sale of common stock and warrants         --             --         55        1,413
                                                   ------        -------     ------     --------
Balance at December 31, 2004                         (761)          (619)      (108)      91,620
                                                   ------        -------     ------     --------
Net income                                             --             --         --        7,213        $ 7,213
Other comprehensive loss                             (418)            --         --         (418)          (418)
                                                                                                        -------
   Total comprehensive income                                                                           $ 6,795
                                                                                                        =======
Distribution of net assets of GSE in spin-off          92             --         --       (6,782)
Distribution of net assets to NPDC                     --             --         --       (1,201)
Restricted stock and stock unit awards                 --             --         --          785
Excess tax benefits of stock options exercised         --             --         --          720
Proceeds from issuance of common stock                 --             --         79        2,405
                                                   ------        -------     ------     --------
Balance at December 31, 2005                       (1,087)       $  (619)    $  (29)    $ 94,342
                                                   ======        =======     ======     ========

See accompanying notes to consolidated financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2005, 2004, and 2003
                                 (In thousands)

                                                                       2005      2004       2003
                                                                     -------   --------   --------
Cash flows from operations:
   Income (loss) from continuing operations                          $ 8,457   $ 22,266   $ (7,839)
   Income (loss) from discontinued operations, net of income taxes    (1,244)       254       (437)
                                                                     -------   --------   --------
   Net income (loss)                                                   7,213     22,520     (8,276)
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
      Depreciation and amortization                                    3,090      4,084      2,928
      Collection of deposit in escrow, including interest             13,798         --         --
      Gain on arbitration award, net                                      --    (13,660)        --
      Deferred income taxes                                            5,789     (9,783)      (623)
      Issuance of stock for retirement savings plan
         and non-cash compensation expense                             1,233      2,348      3,903
      Minority interests                                                (953)      (407)       (30)
      Changes in other operating items, net of effect
         of acquisitions and disposals:
         Accounts and other receivables                                2,237     (5,379)     2,713
         Inventories                                                      --      2,609     (6,698)
         Costs and estimated earnings in excess of
            billings on uncompleted contracts                            (81)    (2,332)     3,788
         Accounts payable and accrued expenses                        (8,257)     2,707      4,656
         Billings in excess of costs and estimated
            earnings on uncompleted contracts                         (1,725)        81      2,534
         Prepaid and other current assets                             (2,561)     1,442        194
      Other                                                             (435)       (46)       261
                                                                     -------   --------   --------
         Net cash provided by operations                              19,348      4,184      5,350
                                                                     -------   --------   --------

Cash flows from investing activities:
   Additions to property, plant and equipment                         (1,028)    (1,784)    (2,123)
   Additions to intangible assets                                         --       (250)      (422)
   Proceeds from sales of marketable securities                           --        609      2,124
   Cash acquired in acquisitions                                          --         --      2,853
   Other investing activities                                             21         --     (4,050)
                                                                     -------   --------   --------
         Net cash used in investing activities                        (1,007)    (1,425)    (1,618)
                                                                     -------   --------   --------

Cash flows from financing activities:
   Repayment of short-term borrowings                                 (6,068)    (2,123)   (13,461)
   Short-term borrowings by GSE                                        1,182         --         --
   Proceeds from issuance of subordinated convertible note by GSE      2,000         --         --
   Proceeds from issuance of common stock                              1,400        860        955
   Distribution of cash of GSE and NPDC in spin-offs                    (804)    (2,453)        --
   Deferred financing costs (by GSE in 2005)                            (212)        --     (1,619)
   Payments on obligations under capital leases                          (94)      (298)      (447)
   Repayment of long-term debt                                            --       (837)    (1,004)
   Proceeds from issuance of long-term debt                               --         --     14,674
                                                                     -------   --------   --------
         Net cash used in financing activities                        (2,596)    (4,851)      (902)
                                                                     -------   --------   --------

                                                                     (continued)

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2005, 2004, and 2003
                                 (In thousands)

                                                                       2005      2004       2003
                                                                     -------   --------   --------
Effect of exchange rate changes on cash and cash equivalents             (44)        93         70
                                                                     -------   --------   --------
         Net increase (decrease) in cash and cash equivalents         15,701     (1,999)     2,900
Cash and cash equivalents at beginning of year                         2,417      4,416      1,516
                                                                     -------   --------   --------
Cash and cash equivalents at end of year                             $18,118   $  2,417   $  4,416
                                                                     =======   ========   ========
Supplemental disclosures of cash flow information:
   Cash paid during the year for:
      Interest                                                       $   784   $  2,383   $  1,379
      Income taxes                                                   $ 1,160   $    639   $    734

   Non-cash investing activities:
      Distribution of non-cash net assets of GSE and NPDC in
         connection with spin-offs (see Note 3)                      $ 5,978   $ 23,514   $     --

See accompanying notes to consolidated financial statements.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2005 and 2004

(1)  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     GP Strategies Corporation (the "Company") was incorporated in Delaware in 1959. As of December 31, 2005, the Company's business consists of its training, engineering, and consulting business operated by General Physics Corporation ("General Physics" or "GP"). General Physics is a workforce development company that seeks to improve the effectiveness of organizations by providing training, management consulting, e-Learning solutions and engineering services that are customized to meet the specific needs of clients.

     On September 30, 2005, the Company completed a taxable spin-off of its 57% interest in GSE Systems, Inc. ("GSE") through a dividend to the Company's stockholders. GSE is a stand alone public company which provides simulation solutions and services to energy, process and manufacturing industries worldwide. On September 30, 2005, stockholders received in the spin-off
     0.283075 shares of GSE common stock for each share of the Company's Common Stock or Class B Capital Stock ("Class B Stock") held on the record date of September 19, 2005. Following the spin-off, the Company ceased to have any ownership interest in GSE and the operations of GSE have been reclassified as discontinued in the Company's consolidated statements of operations for all periods presented (see Note 3). The Company continues to provide corporate support services to GSE pursuant to a management services agreement which extends through December 31, 2006 (see Note 15).

     In conjunction with the spin-off of GSE, the Company identified an amount in its deferred tax assets that related to the excess tax basis over book basis of its investment in GSE. This deferred tax asset should have been eliminated in purchase accounting when the Company increased its ownership interest in GSE to 57% in October 2003. The Company has reclassified approximately $1.5 million from non-current deferred tax assets to goodwill in the accompanying consolidated balance sheet as of December 31, 2004. The Company determined the reclassification had de minimis impact on the results of the Company's operations for all periods presented and was not material quantitatively or qualitatively to the consolidated financial statements taken as a whole.

     On November 24, 2004, the Company completed the tax-free spin-off of National Patent Development Corporation ("NPDC"). NPDC is a stand alone public company owning all of the stock of MXL Industries, Inc. ("MXL"), the interest in Five Star Products, Inc. ("Five Star"), and certain other non-core assets. Subsequent to the spin-off of NPDC, the results of operations of NPDC are presented as discontinued for all prior years presented (see Note 3).

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A)  PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the operations of the Company and its majority-owned subsidiaries. The minority interest balance as of December 31, 2004 is comprised of the 42% minority share in GSE, which the Company did not own. All significant intercompany balances and transactions have been eliminated.

                                                                     (Continued)

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2005 and 2004

     (B)  CASH AND CASH EQUIVALENTS

          Cash and cash equivalents consist of short-term highly liquid investments with original maturities of three months or less.

     (C)  ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE

          Trade accounts receivable are recorded at invoiced amounts. The allowance for doubtful accounts is estimated based on historical trends of past due accounts, write-offs and specific identification and review of past due accounts.

     (D)  FOREIGN CURRENCY TRANSLATION

          The functional currency of the Company's international operations is the respective local currency. The translation of the foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rates prevailing during the year. The unrealized gains and losses resulting from such translation are included as a component of other comprehensive income (loss).

     (E)  REVENUE RECOGNITION

          The Company provides services under time-and-materials, cost-reimbursable, and fixed-price (including fixed-fee per transaction) contracts to both government and commercial customers. Each contract has different terms based on the scope, deliverables and complexity of the engagement, requiring the Company to make judgments and estimates about recognizing revenue. Revenue is recognized as services are performed.

          Under time-and-materials contracts, as well as certain government cost-reimbursable and certain fixed-price contracts, the contractual billing schedules are based on the specified level of resources the Company is obligated to provide. As a result, for these "level-of-effort" contracts, the contractual billing amount for the period is a measure of performance and, therefore, revenue is recognized in that amount.

          Revenue under government fixed price and certain commercial contracts is recognized using the percentage of completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Under the percentage-of-completion method, management estimates the percentage-of-completion based upon costs incurred as a percentage of the total estimated costs. When total cost estimates exceed revenues, the estimated losses are recognized immediately. The use of the percentage-of-completion method requires significant judgment relative to estimating total contract revenues and costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated salaries and other costs. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. When revisions in estimated contract revenues and costs are determined, such adjustments are recorded in the period in which they are first identified.

          For commercial fixed-fee per transaction contracts, revenue is recognized during the period in which services are delivered in accordance with the pricing outlined in the contracts. For other commercial fixed price contracts which typically involve a discrete project, such as development of training content and materials, design of training processes, software implementation, or engineering projects, the contractual billing schedules are not based on the specified level of resources the Company is obligated to provide. These discrete projects generally

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2005 and 2004

          do not contain milestones or other reliable measures of performance. As a result, revenue on these arrangements is recognized using the percentage-of-completion method based on the relationship of costs incurred to total estimated costs expected to be incurred over the term of the contract. The Company believes this methodology is a reasonable measure of proportional performance since performance primarily involves personnel costs and services are provided to the customer throughout the course of the projects through regular communications of progress toward completion and other project deliverables. In addition, the customer typically is required to pay the Company for the proportionate amount of work and cost incurred in the event of contract termination.

          Certain of the Company's fixed price commercial contracts contain revenue arrangements with multiple deliverables. The Company applies the separation guidance in Emerging Issues Task Force (EITF) 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21), for these types of contracts. Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables can be divided into more than one unit of accounting. For contracts determined to have more than one unit of accounting, the Company recognizes revenue for each deliverable based on the revenue recognition policies discussed above; that is, the Company recognizes revenue in accordance with work performed and costs incurred, with fee being allocated proportionately over the service period. Within each multiple deliverable project, there is objective and reliable fair value across all units of the arrangement, as discounts are not offered or applied to one deliverable versus another, and the rates bid across all deliverables are consistent.

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

                                                                     (Continued)

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2005 and 2004

     (F)  COMPREHENSIVE INCOME (LOSS)

          Comprehensive income (loss) consists of net income (loss), net unrealized gains (losses) on available-for-sale securities, and foreign currency translation adjustments.

     (G)  PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment are carried at cost. Major additions and improvements are capitalized while maintenance and repairs which do not extend the lives of the assets are expensed as incurred. Gain or loss on the disposition of property, plant and equipment is recognized in operations when realized.

          Depreciation of property, plant and equipment is recognized on a straight-line basis over the following estimated useful lives:

      CLASS OF ASSETS                      USEFUL LIFE
--------------------------   --------------------------------------
Buildings and improvements                5 to 40 years
Machinery, equipment, and
   furniture and fixtures                 3 to 10 years
Leasehold improvements       Shorter of asset life or term of lease

     (H)  IMPAIRMENT OF LONG-LIVED ASSETS

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

     (I)  GOODWILL AND INTANGIBLE ASSETS

          The Company's intangible assets include costs incurred to obtain licenses and acquire contract rights and are amortized over their estimated useful lives.

                                                                     (Continued)

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2005 and 2004

          Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually or more frequently if events and circumstances indicate that the asset might be impaired in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). The goodwill impairment test requires the Company to identify its reporting units and obtain estimates of the fair values of those units as of the testing date. A reporting unit is an operating segment as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131). The Company uses a third party valuation firm to estimate the fair values of its reporting units using discounted cash flow valuation models. An impairment loss is recognized to the extent that the carrying amount exceeds the reporting unit's fair value. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS No. 144). For the years ended December 31, 2005, 2004, and 2003, the Company tested its goodwill, as of December 31, at the reporting unit level in accordance with SFAS No. 142 and concluded no impairment charge was required. The Company does not have any intangible assets with indefinite useful lives.

     (J)  OTHER ASSETS

          Other assets include deferred financing costs and certain software development costs. Deferred financing costs are amortized on a straight-line basis over the terms of the related debt and such amortization is classified as interest expense in the consolidated statements of operations. The Company capitalizes the cost of internal-use software in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These costs consist of payments made to third parties and the salaries of employees working on such software development and are amortized using the straight-line method over their estimated useful lives, typically three to five years. The Company distributed $1,102,000 of other assets of GSE in connection with the spin-off on September 30, 2005, which primarily included computer software development costs accounted for in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.

     (K)  INCOME TAXES

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

                                                                     (Continued)

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2005 and 2004

     (L)  INCOME (LOSS) PER SHARE

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

          Income (loss) per share for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands, except per share amounts):

                                              2005      2004      2003
                                            -------   -------   -------
Income (loss) used in computation:
   Income (loss) from continuing
      operations                            $ 8,457   $22,266   $(7,839)
   Income (loss) from discontinued
      operations                             (1,244)      254      (437)
                                            -------   -------   -------
         Net income (loss)                  $ 7,213   $22,520   $(8,276)
                                            =======   =======   =======
Shares used in computation:
   Weighted average shares
      outstanding, basic                     18,169    17,678    17,139
   Dilutive effect of outstanding
      stock options, warrants, and
      non-vested stock units                    777       629        --
                                            -------   -------   -------
   Weighted average shares
      outstanding, diluted                   18,946    18,307    17,139
                                            =======   =======   =======
Income (loss) per common share:
   Basic:
      Income (loss) from continuing
         operations                         $  0.47   $  1.26   $ (0.46)
      Income (loss) from discontinued
         operations                           (0.07)     0.01     (0.02)
                                            -------   -------   -------
         Net income (loss)                  $  0.40   $  1.27   $ (0.48)
                                            =======   =======   =======
   Diluted:
      Income (loss) from continuing
         operations                         $  0.45   $  1.22   $ (0.46)
      Income (loss) from discontinued
         operations                           (0.07)     0.01     (0.02)
                                            -------   -------   -------
         Net income (loss)                  $  0.38   $  1.23   $ (0.48)
                                            =======   =======   =======

                                                                     (Continued)

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2005 and 2004

          For the years ended December 31, 2005, 2004, and 2003, stock options, warrants, and convertible notes totaling 574,000, 1,954,000, and 1,249,000 shares, respectively, were not dilutive and were excluded from the computation of diluted income per share.

          The difference between the basic and diluted number of weighted average shares outstanding for the years ended December 31, 2005, 2004 and 2003 represents dilutive non-vested stock units (2005 only), stock options and warrants, computed under the treasury stock method using the average market price during the period.

          On January 19, 2006, the Company repurchased a total of 2,721,500 shares of Common Stock and Class B Stock, representing approximately 15% of the total outstanding shares of capital stock of the Company (see Note 13).

     (M)  STOCK-BASED COMPENSATION

          Pursuant to the stock-based incentive plans which are described more fully in Note 12, the Company grants stock options, restricted stock, stock units, and equity to officers, employees, and members of the Board of Directors.

          The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations including Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25, to account for its stock-based compensation awards. Under this method, compensation expense for stock options is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price of the options. SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), as amended, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123. For other fixed awards such as restricted stock and stock units, the Company recognizes compensation expense over the vesting period based on the market price of the underlying stock on the date of grant. The Company applies the straight-line methodology for computing compensation expense for fixed awards with pro-rata vesting.

                                                                     (Continued)

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2005 and 2004

          The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each year (dollars in thousands, except per share data):

                                                  2005      2004      2003
                                                 ------   -------   -------
Net income (loss) - as reported                  $7,213   $22,520   $(8,276)
Add: stock-based compensation expense
   determined under intrinsic value method and
   included in reported net income, net of tax      183        25         9
Deduct: stock-based compensation expense
   determined under the fair-value-based
   method for all awards, net of tax               (433)     (633)   (1,260)
                                                 ------   -------   -------
Pro forma net income (loss)                      $6,963   $21,912   $(9,527)
Net income (loss) per share:
   Basic - as reported                           $ 0.40   $  1.27   $ (0.48)
   Basic - pro forma                             $ 0.38   $  1.24   $ (0.56)
   Diluted - as reported                         $ 0.38   $  1.23   $ (0.48)
   Diluted - pro forma                           $ 0.37   $  1.20   $ (0.56)

          Disclosure of pro-forma information regarding net income and earnings per share is required under SFAS No. 123, which uses the fair value method. The per share weighted average fair value of the Company's stock options granted during 2005, 2004, and 2003 was $3.35, $1.47, and $2.95, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                             2005        2004        2003
                          ---------   ---------   ---------
Expected dividend yield        --%         --%         --%
Risk-free interest rate      3.56%       1.70%       2.00%
Expected volatility         53.51%      32.24%      78.33%
Expected life             4.0 years   2.0 years   4.0 years

          In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (SFAS No. 123R), which changed the accounting for stock-based compensation to require companies to expense stock options and other equity awards based on their grant-date fair values. SFAS No. 123R is discussed in more detail in the Accounting Standard Issued section later in this Note.

     (N)  USE OF ESTIMATES

          The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an

                                                                     (Continued)

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2005 and 2004

          ongoing basis, the Company evaluates the estimates used, including but not limited to those related to revenue recognition, the allowance for doubtful accounts receivable, impairments of goodwill and other intangible assets, self-insurance liabilities, and income taxes. Actual results could differ from these estimates.

     (O)  FAIR VALUE OF FINANCIAL INSTRUMENTS

          The carrying value of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate estimated market values because of short-maturities and interest rates that approximate current rates. The estimated fair value for the Company's long-term debt is equal to the carrying amount as the stated interest rates approximate prevailing market rates. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     (P)  LEASES

          The Company leases various office space, machinery and equipment under noncancelable operating leases which have minimum lease obligations. Several of the leases contain provisions for rent escalations based primarily on increases in real estate taxes and operating costs incurred by the lessor. Rent expense is charged to operations as incurred except for escalating rents, which are charged to operations on a straight-line basis over the terms of the leases.

     (Q)  LEGAL EXPENSES

          The Company is involved, from time to time, in litigation and proceedings arising out of the ordinary course of business. Legal costs for services rendered in the course of these proceedings are charged to expense as they are incurred.

     (R)  ACCOUNTING STANDARD ISSUED

          In December 2004, the FASB issued SFAS No. 123R which revises SFAS No. 123 and supersedes APB No. 25. Currently, the Company does not record compensation expense for certain stock-based compensation. Under SFAS No. 123R, the Company will measure the cost of employee services received in exchange for stock, based on the grant-date fair value (with limited exceptions) of the stock award. Such cost will be recognized over the period during which the employee is required to provide service in exchange for the stock award (usually the vesting period). The fair value of the stock award will be estimated using an option-pricing model, with excess tax benefits, as defined in SFAS No. 123R, being recognized as an adjustment to additional paid-in capital. The Company adopted SFAS No. 123R on January 1, 2006 using the Modified Prospective Application method without restatement of prior periods. Under this method, the Company recognizes compensation cost for the unvested fair value of its outstanding awards as of January 1, 2006. Compensation cost for these awards will be based on the fair value of the awards as disclosed on a pro forma basis under

                                                                     (Continued)

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2005 and 2004

          SFAS No. 123. The Company will account for awards that are granted, modified, or settled after the adoption date in accordance with SFAS No. 123R.

          The Company estimates that it will recognize a total of approximately $0.2 million of pre-tax compensation expense in 2006 and 2007 related to the unvested portion of stock options outstanding as of December 31, 2005. In addition, the Company estimates that it will recognize approximately $1.1 million of pre-tax compensation expense related to the unvested portion of restricted stock awards outstanding as of December 31, 2005, over a remaining vesting period of approximately
          4.2 years. The Company has not yet developed an estimate of compensation expense related to future grants of stock options or other equity awards, which would result in additional expense under SFAS No. 123R.

(3)  DISCONTINUED OPERATIONS

     Under SFAS No. 144, discontinued businesses are removed from the results of continuing operations and are classified as discontinued in the consolidated statements of operations through the effective date of disposal. The following table sets forth the components of income (loss) from discontinued operations for the years ended December 31, 2005, 2004, and 2003 (in thousands):

                                       2005      2004       2003
                                     -------   --------   -------
Revenue                              $17,617   $133,581   $34,803
Operating income (loss)               (2,479)     2,027       277
Interest expense                         251      1,284       722
Income tax expense (benefit)             208        573      (262)
Income (loss) from discontinued
   operations, net of income taxes    (1,244)       254      (437)

     Discontinued operations for the years ended December 31, 2005, 2004 and 2003 include the results of GSE, which was distributed to the Company's shareholders in connection with the spin-off effective September 30, 2005. Discontinued operations for the years ended December 31, 2004 and 2003 also include the results of MXL and Five Star, which were distributed to NPDC in connection with the spin-off effective November 24, 2004.

     In accordance with SFAS No. 144, only those overhead costs that are solely attributable to the discontinued business segments have been allocated to discontinued operations. As a result, 2005, 2004 and 2003 include overhead expenses that were incurred for the benefit of the Company's continuing and discontinued operations, which are included in continuing operations. Consolidated interest expense in periods prior to the spin-off of NPDC has been allocated to discontinued operations of NPDC using a basis of net assets of each of the continuing and discontinued businesses as of November 24, 2004.

     The Company provides corporate support services to GSE pursuant to a management services agreement which extends through December 31, 2006 (see
     Note 15). For the nine months ended September 30, 2005 and for the years ended December 31, 2004 and 2003, the Company recorded revenues for services provided to GSE of $525,000, $608,000, and $100,000, respectively. The revenues and expenses related to these services, which were intercompany transactions prior to the spin-off of GSE have been eliminated in

                                                                     (Continued)

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2005 and 2004

     the accompanying consolidated statements of operations for the period from January 1, 2005 through September 30, 2005 (the effective date of the spin-off) and for the years ended December 31, 2004 and 2003.

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

                           December 31, 2005 and 2004

     The assets and liabilities distributed to NPDC in connection with the spin-off included those specific to MXL, Five Star and certain other non-core assets. The following table summarizes the net assets and liabilities distributed to NPDC on November 24, 2004 (in thousands):

Assets:
   Cash and cash equivalents                    $ 2,453
   Due from GP Strategies (arbitration award)     5,000
   Accounts and other receivables                14,002
   Inventories                                   25,691
   Prepaid expenses and other current assets        391
   Investments and marketable securities          1,593
   Property, plant and equipment, net             5,553
   Deferred tax assets, net                       4,045
   Goodwill and other assets                      2,818
                                                -------
      Total assets                               61,546
                                                -------
Liabilities:
   Accounts payable and accrued expenses         12,672
   Short-term borrowings                         18,330
   Long-term debt                                 2,961
   Minority interest and other liabilities        1,616
                                                -------
      Total liabilities                          35,579
                                                -------
      Net assets distributed to NPDC            $25,967
                                                =======

(4)  GOODWILL AND INTANGIBLE ASSETS

     Changes in goodwill for the years ended December 31, 2005 and 2004 were as follows (in thousands):

                                                 2005       2004
                                               --------   -------
Beginning of year balance                      $ 63,867   $63,882
Foreign currency translation                      (141)       187
GSE goodwill balance distributed in spin-off    (6,243)        --
Distribution of goodwill to NPDC                     --      (202)
                                               --------   -------
End of year balance                            $ 57,483   $63,867
                                               ========   =======

     Intangible assets, which consist primarily of licenses and contract rights, with finite lives are being amortized to expense over their estimated useful lives. As of December 31, 2005, the Company's intangible assets with finite lives had a weighted average useful life of six years. As of December 31, 2005, the Company had no intangible assets with indefinite useful lives. Amortization expense of intangible assets included in continuing operations for 2005, 2004 and 2003 was $188,000, $82,000, and $147,000, respectively. Amortization expense for intangible assets is estimated to be $156,000 in 2006, $128,000 in 2007 and $73,000 in 2008,
     2009 and 2010.

                                                                     (Continued)

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2005 and 2004

(5)  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following (in thousands):

                                               DECEMBER 31,
                                            ------------------
                                              2005      2004
                                            -------   --------
Machinery, equipment and vehicles             3,952      8,031
Furniture and fixtures                        2,431      3,843
Leasehold improvements                          236      1,204
                                            -------   --------
                                              6,619     13,078
Accumulated depreciation and amortization    (4,762)   (10,405)
                                            -------   --------
                                            $ 1,857   $  2,673
                                            =======   ========

     The Company distributed $314,000 and $5,553,000 in net property, plant and equipment of GSE and NPDC, respectively, in connection with the spin-offs on September 30, 2005 and November 24, 2004 (see Note 3). Depreciation expense included in continuing operations in 2005, 2004, and 2003 was $850,000, $1,143,000, and $1,548,000, respectively.

(6)  SHORT-TERM BORROWINGS

     General Physics has a $25 million Financing and Security Agreement (the "Credit Agreement"), as amended, with a bank that expires on August 12, 2007 with annual renewal options. The Credit Agreement is secured by certain assets of General Physics and provides for an unsecured guaranty from the Company. The Company continued to guarantee GSE's borrowings under the Credit Agreement (for which $1,500,000 is allocated for use by GSE) subsequent to the spin-off on September 30, 2005. In March 2006, GSE repaid its borrowings in full and ceased to be a Borrower under the Credit Agreement.

     The interest rate on the Credit Agreement is at the daily LIBOR market index rate plus 3.00%. Based upon the financial performance of General Physics, the interest rate can be reduced (as of December 31, 2005 the rate was reduced to LIBOR plus 2.50% for General Physics). The Credit Agreement contains covenants with respect to General Physics' minimum tangible net worth, leverage ratio, interest coverage ratio and its ability to make capital expenditures. General Physics was in compliance with all loan covenants under the Credit Agreement as of December 31, 2005. The Credit Agreement also contains certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends. General Physics is currently restricted from paying dividends or management fees to the Company in excess of $1,000,000 in any year, with the exception of a waiver by the lender which permits General Physics to provide cash to the Company to repurchase up to $5 million of additional shares of its outstanding Common Stock (see Note 13).

     As of December 31, 2005, the Company had no borrowings outstanding under the Credit Agreement and there was approximately $20,558,000 of available borrowings based upon 80% of eligible accounts receivable and 80% of eligible unbilled receivables. As of December 31, 2004, the amount outstanding under the Credit Agreement was approximately $6,068,000 with an interest rate of approximately 5.4%.

                                                                     (Continued)

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2005 and 2004

     The Company repaid in full the $6,068,000 outstanding under the Credit Agreement as of December 31, 2004 in January 2005, using the proceeds received from the arbitration award (see Note 17).

(7)  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following (in thousands):

                                             DECEMBER 31,
                                          -----------------
                                            2005      2004
                                          -------   -------
Trade accounts payable                    $ 5,733   $ 8,936
Accrued salaries, vacation and benefits     7,852     8,677
Amount payable to NPDC                      1,201     5,000
Other accrued expenses                      5,529    10,606
                                          -------   -------
                                          $20,315   $33,219
                                          =======   =======

     The Company distributed $5,224,000 and $12,672,000 in accounts payable and accrued expenses of GSE and NPDC, respectively, in connection with the spin-offs on September 30, 2005 and November 24, 2004 (see Note 3).

(8)  LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                     DECEMBER 31,
                                                  -----------------
                                                    2005      2004
                                                  -------   -------
6% conditional subordinated notes due 2008 (a)    $ 7,500   $ 7,500
ManTech note (b)                                    5,251     5,251
Capital leases                                         93       190
                                                  -------   -------
                                                   12,844    12,941
Less warrant related discount, net of accretion    (1,464)   (1,890)
                                                  -------   -------
                                                   11,380    11,051
Less current maturities                               (71)     (100)
                                                  -------   -------
                                                  $11,309   $10,951
                                                  =======   =======

(a) In August 2003, the Company issued and sold to four Gabelli Funds $7,500,000 aggregate principal amount of 6% Conditional Subordinated Notes due 2008 (the Gabelli Notes) and 937,500 warrants (GP Warrants), each entitling the holder thereof to purchase (subject to adjustment) one share of the Company's Common Stock at an exercise price of $8.00. The aggregate purchase price for the Gabelli Notes and GP Warrants was $7,500,000.

                                                                     (Continued)

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2005 and 2004

     The Gabelli Notes bear interest at 6% per annum payable semi-annually commencing on December 31, 2003 and mature in August 2008. The Gabelli Notes are secured by a mortgage on the Company's former property located in Pawling, New York which was distributed to NPDC in connection with the spin-off on November 24, 2004. In addition, at any time that less than $1,875,000 of the principal amount of the Gabelli Notes are outstanding, the Company may defease the obligations secured by the mortgage and obtain a release of the mortgage by depositing with an agent for the Noteholders, bonds or government securities with an investment grade rating by a nationally recognized rating agency which, without reinvestment, will provide cash on the maturity date of the Gabelli Notes in an amount not less than the outstanding principal amount of the Gabelli Notes.

     Subsequent to the spin-off of NPDC and GSE and in accordance with the anti-dilution provisions of the warrant agreement for stock splits, reorganizations, mergers and similar transactions, the number of GP Warrants was adjusted to 984,116 and the exercise price was adjusted to $5.85 per share. The GP warrants are exercisable at any time until August 2008. The exercise price may be paid in cash, by delivery of the Gabelli Notes, or a combination of the two. The fair value of the GP Warrants at the date of issuance was $2,389,000, which reduced long-term debt in the accompanying consolidated balance sheets and is being accreted as additional interest expense using the effective interest rate over the term of the Gabelli Notes. The Gabelli Notes have a yield to maturity of 15.436% based on the discounted value. Accretion charged as interest expense was approximately $426,000, $372,000, and $127,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

     The GP Warrants were accounted for as a liability of the Company until the shares of the Company's Common Stock issuable on exercise of the GP Warrants were registered, which occurred on December 8, 2003, at which time the liability was reclassified to additional paid-in-capital at its then fair market value of $953,000. The changes in the fair market value of the GP Warrants were marked-to-market through December 8, 2003 with the adjustment shown as other income in the consolidated statement of operations in 2003.

     In connection with the spin-off of NPDC, the Company contributed the Pawling property, subject to the mortgage, to MXL. MXL assumed the mortgage, but without liability for repayment of the Gabelli Notes or any other obligations of the Company under the Note and Warrant Purchase Agreement (other than foreclosure on such property). If there is a foreclosure on the mortgage for payment of the Gabelli Notes, the Company has agreed to indemnify MXL for loss of the value of the property.

(b) In October 2003, the Company issued a five-year 5% note due in full in October 2008 in the principal amount of $5,250,955 to ManTech International. Interest is payable quarterly. Each year during the term of the note, the holder of the note has the option to convert up to 20% of the original principal amount of the note into Common Stock of the Company at the then market price of the Company's Common Stock, but only in the event that the Company's Common Stock is trading at $10 per share or more. In the event that less than 20% of the principal amount of the note is not converted in any year, such amount not converted will be eligible for conversion in each subsequent year until converted or until the note is repaid in cash.

                                                                     (Continued)

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2005 and 2004

     Aggregate annual maturities of long-term debt as of December 31, 2005 are $71,000 in 2006, $22,000 in 2007, and $12,751,000 in 2008.

(9)  EMPLOYEE BENEFIT PLAN

     The Company offers a Retirement Savings Plan (the Plan) to its employees. Eligible employees may elect to contribute at any time, and contributions begin as soon as administratively feasible thereafter. The Plan permits pre-tax contributions to the Plan by participants pursuant to Section 401(K) of the Internal Revenue Code (IRC). The Plan requires that the Company match at least 25% of the participants' contributions, up to the first 7% of base compensation for employees who have completed one year of service. The Company may make additional matching contributions at its discretion. In 2005, 2004, and 2003, the Company matched 50% of participants' contributions in shares of its Common Stock, up to the first 7% of participants' base compensation. In 2005, 2004 and 2003, the Company contributed 125,165, 135,921, and 188,317 shares of the Company's Common Stock directly to the Plan with a value of approximately $986,000, $971,000, and $1,053,000, respectively, which was recognized as expense in the consolidated statements of operations.

                                                                     (Continued)

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2005 and 2004

(10) INCOME TAXES

     Income tax expense (benefit) for the years ended December 31, 2005, 2004 and 2003 is as follows (in thousands):

                                     YEARS ENDED DECEMBER 31,
                                    -------------------------
                                     2005      2004     2003
                                    ------   -------   ------
Income tax expense (benefit) from
   continuing operations            $6,767   $(8,249)  $1,148
Income tax expense (benefit) from
   discontinued operations             208       573     (262)
                                    ------   -------   ------
                                    $6,975   $(7,676)  $  886
                                    ======   =======   ======

     The components of income tax expense (benefit) from continuing operations are as follows (in thousands):

                                  YEARS ENDED DECEMBER 31,
                                 -------------------------
                                  2005      2004     2003
                                 ------   -------   ------
Current:
   Federal                       $  136   $   267   $  185
   State and local                  642       298      513
   Foreign                          200       268      695
                                 ------   -------   ------
      Total current                 978       833    1,393
                                 ------   -------   ------
Deferred:
   Federal                        4,902    (7,768)      --
   State and local                1,100    (1,412)      --
   Foreign                         (213)       98     (245)
                                 ------   -------   ------
      Total deferred              5,789    (9,082)    (245)
                                 ------   -------   ------
      Total income tax expense
         (benefit)               $6,767   $(8,249)  $1,148
                                 ======   =======   ======

     The deferred tax expense (benefit) excludes activity in the net deferred tax assets relating to tax which is recorded directly to stockholders' equity. Income (loss) before income tax expense (benefit) generated from foreign entities was approximately $198,000, $404,000, and ($594,000), respectively, in 2005, 2004 and 2003.

                                                                     (Continued)

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2005 and 2004

     The difference between the expense (benefit) for income taxes included in income from continuing operations computed at the statutory rate and the reported amount of tax expense (benefit) is as follows:

                                               DECEMBER 31,
                                           --------------------
                                           2005    2004    2003
                                           ----   -----   -----
Federal income tax rate                    35.0%   35.0%  (35.0)%
Foreign, state and local taxes net of
   Federal benefit                          4.9     5.2     7.5
Permanent differences not deductible
   for tax purposes                         1.1     1.8     6.9
Valuation allowance adjustments             3.1   (87.0)   31.2
Change in effective rate, primarily net
   operating loss carry forwards             --   (17.0)     --
Tax impact of foreign losses for which
   no U.S. tax benefit has been provided   (0.4)    0.6     1.5
Tax effect of permanent differences on
   sales of securities                       --      --     4.9
Other                                       0.7     2.5     0.2
                                           ----   -----   -----

   Effective tax rate                      44.4%  (58.9)%  17.2%
                                           ====   =====   =====

     As of December 31, 2005, the Company had $31,100,000 of Federal net operating loss carryforwards, which expire during 2022 and 2023, and $1,693,000 of available credit carryovers which may be carried over indefinitely. The Company had $1,996,000 of foreign net operating loss carryforwards for which a $783,000 valuation allowance has been provided.

                                                                     (Continued)

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2005 and 2004

     The tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities that are included in the net deferred tax assets (liabilities) are summarized as follows (in thousands):

                                                                    DECEMBER 31,
                                                                 -----------------
                                                                   2005      2004
                                                                 -------   -------
Deferred tax assets:
   Allowance for doubtful accounts                               $   453   $   342
   Accrued liabilities                                               500     1,739
   Net Federal, State and Foreign operating loss carryforwards    12,790    16,383
   Tax credit carryforwards                                        1,693     1,455
                                                                 -------   -------
      Deferred tax assets                                         15,436    19,919
Deferred tax liabilities:
   Property and equipment, principally due to
      difference in depreciation and amortization                  2,903     2,888
                                                                 -------   -------
      Net deferred tax assets                                     12,533    17,031
Less valuation allowance                                            (968)     (389)
                                                                 -------   -------
      Net deferred tax assets, net of valuation allowance         11,565    16,642
                                                                 =======   =======

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

     Management evaluates its projections of future taxable income each reporting period and adjusts the valuation allowance as necessary. During 2005, the Company recorded an increase in its valuation allowance related to foreign and state net operating losses by $579,000, based on historical losses in the foreign jurisdictions and uncertainty regarding the utilization of certain state net operating loss carryforwards. During 2004, the spin-off of NPDC was completed, the arbitration gain was recognized, and projected taxable income was revised in light of the Company's structure subsequent to the spin-off. Accordingly, the Company reduced its valuation allowance related to net operating losses by $12,197,000 due to management's assessment of the Company's ability to realize its overall deferred tax assets.

                                                                     (Continued)

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2005 and 2004

(11) COMPREHENSIVE INCOME (LOSS)

     The following are the components of comprehensive income (loss) (in thousands):

                                               YEARS ENDED DECEMBER 31,
                                              --------------------------
                                               2005      2004      2003
                                              ------   -------   -------
Net income (loss)                             $7,213   $22,520   $(8,276)
Other comprehensive (loss) income,
   before income tax benefit:
      Net unrealized loss on available-for-
         sale securities                         (12)   (1,703)   (1,067)
      Fair value change on interest rate
         swap                                     --       (82)       82
      Foreign currency translation
         adjustments                            (411)      237       139
                                              ------   -------   -------
                                               6,790    20,972    (9,122)
   Income tax benefit                              5       687       410
                                              ------   -------   -------
         Comprehensive income (loss)          $6,795   $21,659   $(8,712)
                                              ======   =======   =======

     As of December 31, 2005 and 2004, accumulated other comprehensive loss, net of tax, was $1,087,000 and $761,000, respectively, and consisted of foreign currency translation adjustments.

(12) STOCK-BASED COMPENSATION

     Pursuant to the Company's Non-Qualified Stock Option Plan, as amended (the "Non-Qualified Plan"), and 2003 Incentive Stock Plan (the "2003 Plan"), the Company may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of the Company's Common Stock or Class B Stock. The Company is authorized to grant an aggregate of 4,237,515 shares under the Non-Qualified Plan and an aggregate of 2,000,000 shares under the 2003 Plan. As of December 31, 2005, the Company had non-qualified stock options, restricted stock, and non-vested stock units outstanding under these plans as discussed below (see Note 2).

     NON-QUALIFIED STOCK OPTIONS

     Non-qualified stock options are granted with an exercise price not less than the fair market value of the Common Stock at the date of grant, vest over a period up to ten years, and expire at various terms up to ten years from the date of grant. In accordance with APB No. 25, no compensation expense is recognized for non-qualified stock options which are granted with an exercise price equal to the fair market value of the Common Stock at the date of grant (see Note 2).

                                                                     (Continued)

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2005 and 2004

     Summarized information for the Company's non-qualified stock options is as follows:

                                                                  WEIGHTED
                                                   NUMBER OF      AVERAGE
OPTIONS OUTSTANDING                                 OPTIONS    EXERCISE PRICE
-------------------                                ---------   --------------
December 31, 2002                                  2,612,997       $6.80
Granted                                              284,750        5.08
Exercised                                           (248,983)       3.94
Cancelled/expired                                    (96,367)       6.16
                                                   ---------
December 31, 2003                                  2,552,397        6.91
Granted                                              126,000        7.13
Exercised                                           (199,959)       4.33
Cancelled/expired                                   (979,423)       8.98
Spin-off adjustment                                  322,814
                                                   ---------
December 31, 2004                                  1,821,829        4.73
Granted                                                1,000        7.44
Exercised                                           (321,393)       4.35
Cancelled/expired                                    (90,091)       4.58
                                                   ---------
December 31, 2005                                  1,411,345       $4.83
                                                   =========

     In connection with the spin-off of NPDC on November 24, 2004, options to purchase shares of Company Common Stock were adjusted such that each option held the same ratio of the exercise price per option to the market value per share, the same aggregate difference between market value and exercise price, and the same vesting provisions, option periods and other terms and conditions applicable prior to the spin-off.

     Weighted average characteristics of outstanding and exercisable stock options by exercise price range as of December 31, 2005 were as follows:

                         OUTSTANDING OPTIONS         EXERCISABLE OPTIONS
                  --------------------------------   --------------------
                              WEIGHTED    WEIGHTED               WEIGHTED
                               AVERAGE     AVERAGE                AVERAGE
   RANGE OF       NUMBER OF     YEARS     EXERCISE   NUMBER OF   EXERCISE
EXERCISE PRICES    OPTIONS    REMAINING     PRICE     OPTIONS      PRICE
---------------   ---------   ---------   --------   ---------   --------
$2.82 - $4.00       668,277      2.14      $3.48       606,060     $3.47
$4.01 - $5.50       192,043      3.09       4.23       190,127      4.22
$5.51 - $7.50       502,025      1.50       6.29       458,912      6.31
$7.51 - $12.84       49,000      2.22      10.53        34,000      9.51
                  ---------      ----                ---------
                  1,411,345      2.05      $4.83     1,289,099     $4.75
                  =========                          =========

                                                                     (Continued)

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2005 and 2004

     RESTRICTED STOCK AND STOCK UNIT AWARDS

     The Company granted 268,000 restricted stock and non-vested stock units to certain Company officers and employees during 2005. These awards have a weighted-average grant date fair value of $7.40 per share and vest to the recipients at various dates, up to five years, based on fulfilling service requirements. In accordance with APB No. 25, the Company recognizes compensation expense for these awards by amortizing the value of the market price of the underlying stock on the date of grant to compensation expense over the vesting period. The Company recorded compensation expense related to these awards of approximately $249,000 in 2005 and $536,000 in 2004. Certain shares of restricted stock granted during 2005 were fully vested upon grant because they were attributed to 2004 service, but have a sale restriction until December 31, 2007.

(13) COMMON STOCK AND CLASS B STOCK

     The holders of Common Stock are entitled to one vote per share and the holders of Class B Stock are entitled to ten votes per share on all matters without distinction between classes, except when approval of a majority of each class is required by statute. The Class B Stock is convertible at any time, at the option of the holders of such stock, into shares of common stock on a share-for-share basis. Shares reserved for issuance of common stock are primarily related to stock-based compensation (see Note 12), warrants (see below), and the conversion of long-term debt (see Note 8).

     On January 19, 2006, the Company completed a restructuring of its capital stock, which included the repurchase of 2,121,500 shares of its Common Stock at a price of $6.80 per share, the repurchase of 600,000 shares of its Class B Stock at a price of $8.30 per share, and the exchange of 600,000 shares of its Class B Stock into 600,000 shares of Common Stock for a cash premium of $1.50 per exchanged share. The repurchase prices and exchange premium were based on a fairness opinion rendered by an independent third party valuation firm. The repurchase and exchange transactions were negotiated and approved by a Special Committee of the Board of Directors and had the effect of eliminating all outstanding shares of the Company's Class B Stock. The repurchase and exchange was financed with approximately $20.3 million of cash on hand.

     Prior to the restructuring, the 1,200,000 outstanding shares of Class B Stock collectively represented approximately 41% of the aggregate voting power of the Company since the Class B Stock has ten votes per share. The repurchase of a total of 2,721,500 shares represents approximately 15% of the total outstanding shares of capital stock of the Company. Of the 600,000 Class B shares exchanged for common shares, 568,750 shares were owned by the Chairman of the Executive Committee of the Company.

     In connection with the repurchase and exchange transactions, the Company has authorized the repurchase of up to $5 million of additional common shares from time to time in the open market, subject to prevailing business and market conditions and other factors. Pursuant to the General Physics' Credit Agreement, as amended, the lender has permitted the borrowers under the Credit Agreement to provide cash to the Company to repurchase up to $5 million of additional shares of the Company's outstanding Common Stock (see
     Note 6).

                                                                     (Continued)

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2005 and 2004

     WARRANTS

     As of December 31, 2005, there were outstanding warrants to purchase 300,000 and 984,116 shares of the Company's Common Stock at exercise prices of $2.67 and $5.85 per share, respectively, as adjusted in accordance with the anti-dilution provisions of the warrant agreements. These warrants are exercisable at any time and expire in June 2011 and August 2008, respectively.

(14) BUSINESS SEGMENTS

     In 2005, the Company re-evaluated its reportable business segments under SFAS No. 131, as a result of a change in the Chief Operating Decision Maker
     (CODM) of the Company. Based on the information which the CODM reviews in order to assess the performance of the Company and make decisions regarding the allocation of resources, the Company determined that General Physics consists of two reportable business segments: 1) Process, Energy & Government; and 2) Manufacturing & Business Process Outsourcing (BPO). The Company is organized by operating group primarily based upon the services performed and markets served by each group. The reportable business segments represent an aggregation of the Company's operating segments in accordance with the aggregation criteria in SFAS No. 131. GSE ceased to be a reportable business segment effective with the spin-off on September 30, 2005 and its results are reported in discontinued operations in the consolidated statements of operations through the effective date of the spin-off. As a result of the change in its reportable business segments, all prior period segment information has been restated to conform to the current year's presentation.

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

     The Manufacturing & BPO segment provides training, curriculum design and development, staff augmentation, e-Learning services, system hosting, integration and help desk support, business process and training outsourcing, and consulting and technical services to large companies in the automotive, pharmaceutical, electronics, and other industries as well as to governmental clients.

     For the years ended December 31, 2005, 2004 and 2003, sales to the United States government and its agencies represented approximately 40%, 38%, and 38%, respectively, of the Company's revenue. Revenue from the Department of the Army, which is included in the Process, Energy & Government segment, accounted for approximately 20%, 19%, and 22% of the Company's revenue for the years ended December 31, 2005, 2004, and 2003, respectively. No other customer accounted for more than 10% of the Company's revenue in 2005.

                                                                     (Continued)

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2005 and 2004

     The Company does not allocate the following corporate items to the segments: other income and interest expense; selling, general and administrative expense; and income tax expense. Inter-segment revenue is eliminated in consolidation and is not significant.

     The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income (loss) before income taxes (in thousands):

                                                     YEARS ENDED DECEMBER 31,
                                                  ------------------------------
                                                    2005       2004       2003
                                                  --------   --------   --------
Revenue:
   Process, Energy & Government                   $ 85,953   $ 84,193   $ 76,932
   Manufacturing & BPO                              90,127     80,873     57,043
   Elimination of intercompany revenue with GSE       (525)      (608)      (100)
                                                  --------   --------   --------
                                                  $175,555   $164,458   $133,875
                                                  ========   ========   ========
Operating income (loss):
   Process, Energy & Government                   $ 10,419   $  9,046   $  7,575
   Manufacturing & BPO                               3,158       (165)    (3,342)
   Elimination of intercompany revenue with GSE       (525)      (608)      (100)
   Corporate and other                              (2,100)    (6,479)   (10,439)
                                                  --------   --------   --------
                                                    10,952      1,794     (6,306)
Interest expense                                    (1,518)    (1,937)    (2,903)
Other income, gain on litigation settlement,
   net, gain on arbitration award, net,
   gains on sales of marketable securities,
   net and valuation adjustment of liability
   for warrants                                      5,790     14,160      2,518
                                                  --------   --------   --------
      Income (loss) from continuing operations
         before income taxes                      $ 15,224   $ 14,017   $ (6,691)
                                                  ========   ========   ========

                                                                     (Continued)

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2005 and 2004

     Additional information relating to the Company's business segments is as follows (in thousands):

                                      DECEMBER 31,
                                  -------------------
                                    2005       2004
                                  --------   --------
Identifiable assets:
   Process, Energy & Government   $ 59,428   $ 64,127
   Manufacturing & BPO              67,918     62,621
   GSE                                  --     17,208
   Corporate and other               7,295     12,079
                                  --------   --------
                                  $134,641   $156,035
                                  ========   ========

                                     DECEMBER 31,
                                  -----------------
                                   2005       2004
                                  -------   -------
Goodwill:
   Process, Energy & Government   $27,990   $27,990
   Manufacturing & BPO             29,493    29,634
   GSE                                 --     6,243
                                  -------   -------
                                  $57,483   $63,867
                                  =======   =======

                                              YEARS ENDED DECEMBER 31,
                                              ------------------------
                                               2005     2004     2003
                                              ------   ------   ------
Additions to property, plant and equipment:
   Process, Energy & Government               $   48   $   71   $   85
   Manufacturing & BPO                           596      786      498
   GSE and NPDC                                  124      691    1,314
   Corporate and other                           260      236      226
                                              ------   ------   ------
                                              $1,028   $1,784   $2,123
                                              ======   ======   ======
Depreciation and amortization:
   Process, Energy & Government               $  126   $  178   $  263
   Manufacturing & BPO                           661      809    1,036
   GSE and NPDC                                  844    1,582      804
   Corporate and other                         1,459    1,515      825
                                              ------   ------   ------
                                              $3,090   $4,084   $2,928
                                              ======   ======   ======

     Identifiable assets by business segment are those assets that are used in the Company's operations in each segment. Corporate and other assets consist primarily of cash and cash equivalents, other assets, and deferred tax assets. Amounts reflected for GSE and NPDC are for periods prior to the respective spin-off dates (see Note 3).

                                                                     (Continued)

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2005 and 2004

     Information about the Company's revenue in different geographic regions, which are attributed to countries based on location of customers, is as follows (in thousands):

                    YEARS ENDED DECEMBER 31,
                 ------------------------------
                   2005       2004       2003
                 --------   --------   --------
United States    $157,343   $148,938   $124,195
United Kingdom     12,879     11,010      7,131
Other               5,333      4,510      2,549
                 --------   --------   --------
                 $175,555   $164,458   $133,875
                 ========   ========   ========

     Information about the Company's total assets in different geographic regions is as follows (in thousands):

                     DECEMBER 31,
                 -------------------
                   2005       2004
                 --------   --------
United States    $128,543   $146,986
United Kingdom      4,353      4,230
Other               1,745      4,819
                 --------   --------
                 $134,641   $156,035
                 ========   ========

(15) RELATED PARTY TRANSACTIONS

     Refer to Note 13 for a description of certain transactions pursuant to which the Company repurchased or exchanged shares of its Common Stock and Class B Stock held by certain related parties.

     Related Party Transactions with Company Officers

     On April 1, 2002, the Company's then Chief Executive Officer (CEO) entered into an incentive compensation agreement with the Company pursuant to which he was eligible to receive from the Company up to five payments of $1,000,000 each, based on the closing price of the Company's Common Stock sustaining or averaging increasing specified levels over periods of at least 10 consecutive trading days. On June 11, 2003, July 23, 2003, December 22, 2003, November 3, 2004 and December 10, 2004, he earned an incentive payment of $1,000,000 each. The Company recorded compensation expense of $2,000,000 and $3,000,000 for the years ended December 31, 2004 and 2003, respectively, which is included in selling, general and administrative expense.

     To the extent there were any outstanding loans from the Company to the CEO at the time an incentive payment was payable, the Company had the right to off-set the payment of such incentive payment first against the outstanding accrued interest under such loans and next against any outstanding principal. The Company applied the entire incentive compensation earned by the CEO during 2004 and 2003 against the accrued interest and principal balances on his outstanding loans.

     As of December 31, 2005, the Company had a note receivable from the Company's Chairman of the Executive Committee and former CEO, of approximately $619,000, after offsetting his incentive compensation earned in 2004 and 2003, as discussed above. The note bears interest at the prime rate and is

                                                                     (Continued)

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2005 and 2004

     secured by Class B Stock and certain other assets owned by him. All unpaid principal on the loans and accrued interest are due on May 31, 2007. In addition, as of December 31, 2005, the Company had other employee advances and unsecured loans receivable from him, totaling approximately $221,000. On January 19, 2006, he repaid approximately $853,000 of approximately $972,000 of total indebtedness (including principal and interest) owed by him to the Company, including the entire remaining balance of the note receivable discussed above.

     The Company had loans receivable from other Company officers of approximately $18,000 and $65,000 as of December 31, 2005 and 2004, respectively.

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

     Corporate Tax, Legal Support, and Executive Management Consulting Services

     The Company has four employees, including the CEO and Chief Legal Officer, who also provide services to NPDC under a management services agreement, for which the Company is reimbursed for such services. Services under the agreement relate to corporate federal and state income taxes, corporate legal services, corporate secretarial administrative support, and executive management consulting. The term of the agreement extends for three years from the date of the spin-off, or through November 24, 2007, and may be terminated by either NPDC or the Company on or after July 30, 2006 with 180 days prior written notice, with the exception of fees relating to compensation for NPDC's CEO for which NPDC is liable through May 31, 2007 pursuant to his employment agreement. Pursuant to an amendment to the management services agreement effective July 1, 2005, NPDC pays the Company an annual fee of not less than $969,500 as compensation for these services, payable in equal monthly installments. Prior to this amendment, the Company charged NPDC a management fee based on an allocation of actual general and administrative costs incurred by the Company on behalf of NPDC. For the year ended December 31, 2005, NPDC reimbursed the Company approximately $1,141,000 for services under the management agreement, which is included as a reduction of selling, general and administrative expense.

     Corporate Office Lease

     NPDC continues to occupy a portion of corporate office space leased by the Company. Pursuant to the management services agreement, a portion of the management fee paid by NPDC to the Company represents compensation for use of this space. The Company's lease extends through December 31, 2006.

     Management Services Agreement Between GSE and the Company

     Pursuant to a management services agreement, the Company provides corporate support services to GSE. GSE pays the Company an annual fee of $685,000 for these services and can terminate the agreement by providing sixty days written notice. The management services agreement can be renewed by GSE for successive one-year terms and was renewed through December 31, 2006. Subsequent to the spin-off of

                                                                     (Continued)

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2005 and 2004

     GSE effective September 30, 2005, the Company continues to provide GSE with corporate support services through December 31, 2006.

(16) COMMITMENTS, GUARANTEES, AND CONTINGENCIES

     Commitments

     OPERATING LEASES

     The Company has various noncancelable leases for real property and machinery and equipment. Such leases expire at various dates with, in some cases, options to extend their terms.

     Minimum rentals under long-term operating leases are as follows (in thousands):

               REAL     MACHINERY AND
             PROPERTY     EQUIPMENT      TOTAL
             --------   -------------   -------
2006          $ 2,628       $  976      $ 3,604
2007            1,969          546        2,515
2008            1,603           54        1,657
2009            1,327            2        1,329
2010            1,246           --        1,246
Thereafter      4,843           --        4,843
              -------       ------      -------
   Total      $13,616       $1,578      $15,194
              =======       ======      =======

     Certain of the leases contain provisions for rent escalation based primarily on increases in a specified Consumer Price Index, real estate taxes and operating costs incurred by the lessor. Rent expense included in continuing operations was approximately $3,541,000, $3,834,000, and $4,200,000 for 2005, 2004 and 2003, respectively.

     EMPLOYMENT AGREEMENTS

     The Company has employment agreements with certain of its officers, which provide for committed compensation of $3,713,000, $1,623,000, and $341,000 in 2006, 2007, and 2008, respectively. The Company's employment agreements have various employment terms expiring through 2008, and contain non-compete covenants and change of control and termination provisions.

     INDEMNIFICATION AGREEMENTS

     In December 2005, the Company entered into indemnification agreements with the directors and certain executive officers of the Company. The indemnification agreements provide that the Company will contractually indemnify and advance expenses on behalf of such persons if he or she is made or threatened to be made a party or a participant in a proceeding by reason of the fact that he or she was a director and/or officer of the Company, as applicable, subject to certain exceptions, to the fullest extent permitted by applicable law.

     Guarantees

     The Company guarantees certain operating leases for Five Star's New Jersey and Connecticut warehouses, totaling approximately $1,589,000 per year through the first quarter of 2007. The Company's guarantee of Five Star's leases remained in effect subsequent to the spin-off of NPDC.

     Subsequent to the spin-off of NPDC, the Company continues to guarantee the repayment of two debt obligations of MXL, which are secured by property and certain equipment of MXL. The aggregate

                                                                     (Continued)

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2005 and 2004

     outstanding balance as of December 31, 2005 was $1.4 million. The Company's guarantees expire upon the maturity of the debt obligations which are October 1, 2006 and March 31, 2011.

     The Company continued to guarantee GSE's borrowings under the Credit Agreement (for which $1,500,000 is allocated for use by GSE) subsequent to the spin-off on September 30, 2005. As of December 31, 2005, GSE had borrowings of $1,182,000 under the Credit Agreement. In March 2006, GSE repaid its borrowings in full and ceased to be a Borrower under the Credit Agreement (see Note 6).

(17) LITIGATION

     On January 3, 2001, the Company commenced an action alleging that MCI Communications Corporation ("MCI"), MCI's Systemhouse subsidiaries ("Systemhouse"), and Electronic Data Systems Corporation, as successor to Systemhouse ("EDS"), committed fraud in connection with the Company's 1998 acquisition of Learning Technologies from the defendants for $24,300,000 in cash. The Company sought actual damages in the amount of $74,067,044 plus interest, punitive damages in an amount to be determined at trial, and costs, subject to reduction as set forth below.

     The complaint, which was filed in the New York State Supreme Court, alleges that the defendants fraudulently induced the Company to acquire Learning Technologies by concealing the poor performance of Learning Technologies' United Kingdom operation. The complaint also alleges that the defendants represented that Learning Technologies would continue to receive new business from Systemhouse even though the defendants knew that the sale of Systemhouse to EDS was imminent and that such new business would cease after such sale. In February 2001, the defendants filed answers denying liability. No counterclaims against the plaintiffs were asserted. Although discovery had not yet been completed, defendants made a motion for summary judgment, which was submitted in April 2002. Before the motion was decided, MCI filed for bankruptcy. As a result of MCI's bankruptcy filing, the state court did not decide the motion.

     The defendants other than MCI then made an application to the court to stay the fraud action until the Company and EDS completed a later-commenced arbitration, in which the Company alleged breach of the acquisition agreement and of a separate agreement to refer business to General Physics on a preferred provider basis and seeking actual damages in the amount of $17,600,000 plus interest. In a decision dated May 9, 2003, the court granted the motion and stayed the fraud action until the arbitration was completed.

     The arbitration hearings took place in May 2004 before JAMS, a private dispute resolution firm. On September 10, 2004, the arbitrator issued an interim award in which she found that the sellers of Learning Technologies breached certain representations and warranties contained in the acquisition agreement. In a final award dated November 29, 2004, the arbitrator awarded General Physics $12,273,575 in damages and $6,016,109 in pre-award interest. (The damages sought in the fraud action are subject to reduction by the $12,273,575 in damages awarded in the arbitration.) On December 30, 2004, EDS made a payment of $18,428,486, which included $138,802 of post-award interest, to General Physics to satisfy its obligation under the arbitration award, which cash was held in escrow as of December 31, 2004. EDS subsequently agreed that the arbitration award was final and binding and that it would take no steps of any kind to vacate or otherwise challenge the award. As a result of the foregoing, the Company recognized a gain on the arbitration award, net of legal fees and expenses, of $13,660,000 in 2004.

                                                                     (Continued)

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2005 and 2004

     Once the arbitration was concluded, the state court lifted the stay of the fraud claim against the defendants other than MCI. In November 2005, trial began on the Company's claims against EDS and Systemhouse relating to false representations concerning the financial condition of Learning Technologies' United Kingdom operation. On November 23, 2005, after more than four days of trial, the Company agreed to settle its claims against EDS and Systemhouse. Pursuant to the settlement, EDS made a cash payment to the Company in the amount of $9,000,000 on December 14, 2005.

     In connection with the spin-off of NPDC by the Company on November 24, 2004, the Company agreed to make an additional capital contribution to NPDC in an amount equal to the first $5,000,000 of any proceeds (net of litigation expenses and taxes incurred, if any), and 50% of any proceeds in excess of $15,000,000 (net of litigation expenses and taxes incurred, if any), received with respect to the foregoing arbitration and litigation claims. After payment of legal fees associated with the litigation, the net proceeds received by the Company for the settlement were approximately $6,880,000. The Company had previously incurred approximately $1,328,000 of expenses with respect to the litigation, so the Company recognized a gain on the litigation settlement, net of legal fees and expenses, of approximately $5,552,000 in 2005.

     Pursuant to the agreement with NPDC, the Company made a $5,000,000 additional capital contribution to NPDC out of the proceeds of the arbitration award in January 2005. The Company had a payable to NPDC of approximately $1,201,000 as of December 31, 2005 for the additional capital contribution relating to the litigation proceeds received in December 2005. These additional capital contributions to NPDC were accounted for as components of the net assets distributed to NPDC in connection with the spin-off, through a reduction of additional paid-in capital.

     The fraud action against MCI had been stayed as a result of the bankruptcy of MCI and the Company's claims against MCI were not tried or settled with the claims against EDS. On December 13, 2005, the Bankruptcy Court heard argument on the summary judgment that MCI had made in state court in April 2002, before its bankruptcy filing. The motion has not yet been decided.

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

                           December 31, 2005 and 2004

(18) QUARTERLY INFORMATION (UNAUDITED)

     The Company's quarterly financial information has not been audited but, in management's opinion, includes all adjustments necessary for a fair presentation.

                                                THREE MONTHS ENDED
                               ---------------------------------------------------    YEAR ENDED
                               MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   DECEMBER 31,
                                 2005        2005         2005            2005           2005
                               ---------   --------   -------------   ------------   ------------
Revenue                         $43,560    $43,659       $44,059        $44,277        $175,555
Gross profit                      5,544      6,368         6,688          6,391          24,991
Income from
   continuing operations            842      1,441         1,459          4,715           8,457
Loss from discontinued
   operations, net of income
   taxes                           (374)      (221)         (417)          (232)         (1,244)
Net income                          468      1,220         1,042          4,483           7,213
Per common share data
Basic:
   Income from
      continuing operations     $  0.05    $  0.08       $  0.08        $  0.25        $   0.47
   Loss from discontinued
      operations, net of
      income taxes                (0.02)     (0.01)        (0.02)         (0.01)          (0.07)
                                -------    -------       -------        -------        --------
   Net income                   $  0.03    $  0.07       $  0.06        $  0.24        $   0.40
                                =======    =======       =======        =======        ========
Diluted:
   Income from
      continuing operations     $  0.04    $  0.08       $  0.07        $  0.25        $   0.45
   Loss from discontinued
      operations, net
      of income taxes             (0.02)     (0.01)        (0.02)         (0.01)          (0.07)
                                -------    -------       -------        -------        --------
   Net income                   $  0.02    $  0.07       $  0.05        $  0.24        $   0.38
                                =======    =======       =======        =======        ========

     The sum of the quarterly earnings per share amounts may not equal the total for the year due to the effects of rounding and dilution as a result of issuing common shares during the year.

                                                                     (Continued)

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 2005 and 2004

                                                   THREE MONTHS ENDED
                                  ---------------------------------------------------    YEAR ENDED
                                  MARCH 31,   JUNE 30,   SEPTEMBER 30,   DECEMBER 31,   DECEMBER 31,
                                    2004        2004         2004            2004           2004
                                  ---------   --------   -------------   ------------   ------------
Revenue                            $35,159     $39,477      $44,178        $45,644        $164,458
Gross profit                         3,977       4,728        5,323          5,311          19,339
Income (loss) from
   continuing operations               (61)         77          600         21,650          22,266
Income (loss) from discontinued
   operations, net of income
   taxes                               192         316         (171)           (83)            254
Net income                             131         393          429         21,567          22,520
Per common share data:
   Basic:
      Income from
         continuing operations     $    --     $    --      $  0.03        $  1.21        $   1.26
      Income (loss) from
         discontinued
         operations,
         net of income taxes          0.01        0.02        (0.01)            --            0.01
                                   -------     -------      -------        -------        --------
      Net income                   $  0.01     $  0.02      $  0.02        $  1.21        $   1.27
                                   =======     =======      =======        =======        ========
   Diluted:
      Income from
         continuing operations     $    --     $    --      $  0.03        $  1.15        $   1.22
      Income (loss) from
         discontinued
         operations,
         net of income taxes          0.01        0.02        (0.01)            --            0.01
                                   -------     -------      -------        -------        --------
      Net income                   $  0.01     $  0.02      $  0.02        $  1.15        $   1.23
                                   =======     =======      =======        =======        ========

The sum of the quarterly earnings per share amounts may not equal the total for the year due to the effects of rounding and dilution as a result of issuing common shares during the year.

(19) SUBSEQUENT EVENTS

     On January 19, 2006, the Company repurchased a total of 2,721,500 shares of Common Stock and Class B Stock representing approximately 15% of the total outstanding shares of capital stock of the Company. See Note 13 for further details regarding this transaction.

     On February 14, 2006, the Company announced that it had completed the acquisition of Peters Management Consultancy Ltd. (PMC), a performance improvement and training company in the United Kingdom. The purchase price was $1.3 million in cash, subject to a post-closing adjustment based on actual net equity, plus contingent payments of up to $0.9 million based upon the achievement of certain performance targets during the first year following completion of the acquisition.

     On March 8, 2006, GSE repaid its borrowings of $1,182,000 under General Physics' Credit Agreement using proceeds received from a separate financing transaction. In connection with this transaction, GSE ceased to be a Borrower under General Physics' Credit Agreement (see Note 6).

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

Under the supervision and with the participation of our management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e) as of December 31, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of such date because of the material weakness described in Management's Annual Report on Internal Control over Financial Reporting (Item 9A(b)).

(b) Management's Annual Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's internal control over financial reporting as of December 31, 2005, based on the framework in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

In conducting the aforementioned evaluation and assessment, management identified the following material weakness in internal control over financial reporting as of December 31, 2005:

     The Company's account reconciliation and management review controls over the accounting for income taxes were not operating effectively because of the lack of adequate tax accounting expertise as of December 31, 2005. As a result, there was a material misstatement in the Company's income tax provision that was corrected prior to the issuance of the 2005 consolidated financial statements.

Based on the material weakness described above, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2005. Management's assessment of the effectiveness of its internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, whose report appears in Item 8.

(c) Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during our fourth fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Regarding the material weakness described in Management's Annual Report on Internal Control over Financial Reporting above, the Company will continue to revise its processes and procedures over the accounting for income taxes and hired a tax director on December 31, 2005 which we believe will provide the Company with the necessary technical skills to perform, review and analyze complex tax accounting activities. We believe these additional controls will remediate the material weakness; however, such determination will not occur until these additional controls have been in place for a period of time sufficient to demonstrate that the controls are operating effectively.

(d) LIMITATIONS OF EFFECTIVENESS OF CONTROLS

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

ITEM 9B: OTHER INFORMATION

None.

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

All other information required by Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated herein by reference to the information under the captions "Directors and Executive Officers of the Registrant", "Executive Compensation", "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters", "Certain Relationships and Related Transactions" and "Principal Accountant Fees and Services" in the Proxy Statement for the Company's 2006 Annual Meeting of Shareholders.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) The following financial statements are included in Part II, Item 8. Financial Statements and Supplementary Data:

     Financial Statements of GP Strategies Corporation and Subsidiaries:

                                                                                               PAGE
                                                                                               ----
       Reports of Independent Registered Public Accounting Firm                                 32
       Consolidated Balance Sheets - December 31, 2005 and 2004                                 35
       Consolidated Statements of Operations - Years ended December 31, 2005, 2004 and 2003     36
       Consolidated  Statements  of  Stockholders'  Equity and  Comprehensive  Income (Loss)
       - Years ended December 31, 2005, 2004 and 2003                                           37
       Consolidated Statements of Cash Flows - Years ended December 31, 2005, 2004 and 2003     38
       Notes to Consolidated Financial Statements                                               40
(a)(2) Financial Statement Schedule
       Schedule II - Schedule of Valuation and Qualifying Accounts                               i
       Schedules other than Schedule II are omitted as not applicable or required.
(a)(3) Exhibits
       Consent of Independent Registered Public Accounting Firm                                  *

* Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GP STRATEGIES CORPORATION

Dated: March 16, 2006
                                        By /s/ Scott N. Greenberg
                                           -------------------------------------
                                           Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURES                              TITLE
----------                              -----
Principal executive officer and
director:


By /s/ Scott N. Greenberg               Chief Executive Officer and Director
   ----------------------------------

Principal financial and accounting
officer:


By /s/ Sharon Esposito-Mayer            Executive Vice President and Chief
   ----------------------------------   Financial Officer

Directors:


/s/ Harvey P. Eisen                     Chairman of the Board
-------------------------------------


/s/ Jerome I. Feldman                   Director
-------------------------------------


/s/ Marshall S. Geller                  Director
-------------------------------------


/s/ Richard Pfenniger                   Director
-------------------------------------


/s/ Ogden R. Reid                       Director
-------------------------------------

EXHIBIT NUMBER
--------------
     3.1         Restated Certificate of Incorporation of the Registrant filed on October 6, 1995. Incorporated herein by reference to Exhibit
                 3 of the Registrant's Form 10-Q for the quarter ended September
                 30, 1995.

     3.2         Amendment to the Registrant's Restated Certificate of
                 Incorporation filed on January 24, 1997. Incorporated herein by reference to Exhibit 3.1 of the Registrant's Form 10-K for the year ended December 31, 1996.

     3.3         Certificate of Designations, Preferences and Rights of Series A
                 Junior Participating Preferred Stock of the Registrant dated
                 June 23, 1997. Incorporated herein by reference to Exhibit 3.3 of the Registrant's Form 10-K for the year ended December 31, 2004.

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

     10.2        GP Strategies Corporation 2003 Incentive Stock Plan.
                 Incorporated herein by reference to Exhibit 4 of the Registrant's Form 10-Q for the quarter ended September 30,
                 2003.

     10.3 General Physics Corporation 2004 Bonus Plan. Incorporated herein by reference to Exhibit 10.3 of the Registrant's Form
                 10-K for the year ended December 31, 2004.

     10.4        Employment Agreement, dated as of June 1, 1999, between the
                 Registrant and Jerome I. Feldman. Incorporated herein by reference to Exhibit 10 of the Registrant's Form 10-Q for the quarter ended June 30, 1999.

     10.5 Amended and Restated Incentive Compensation Agreement dated as of June 11, 2003 between the Registrant and Jerome I. Feldman.
                 Incorporated herein by reference to Exhibit 10 to the Registrant's Form 10-Q for the quarter ended September 30,
                 2003.

     10.6 Amendment dated as of October 1, 2003 to the Amended and Restated Incentive Compensation Agreement dated June 11, 2003 between GP Strategies Corporation and Jerome I. Feldman.
                 Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended September 30,
                 2003.

     10.7        Amended and Restated Incentive Compensation Agreement dated
                 November 17, 2003 between GP Strategies Corporation and Jerome
                 I. Feldman. Incorporated herein by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended September 30, 2003.

     10.8 Stock Exchange Agreement dated January 19, 2006 by and between the Registrant and Jerome I. Feldman. Incorporated herein by reference to Exhibit 10.3 of the Registrant's Form 8-K dated
                 January 25, 2006.

EXHIBIT NUMBER
--------------
     10.9        Employment Agreement, dated as of July 1, 1999, between the
                 Registrant and Scott N. Greenberg. Incorporated herein by
                 reference to Exhibit 10.1 of the Registrant's Form 10-Q for the
                 quarter ended September 30, 1999.

     10.10 Amendment, dated January 21, 2005, to Employment Agreement dated as of July 1, 1999 between the Company and Scott N.
                 Greenberg. Incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on January 25, 2005.

     10.11 Lock-Up Agreement between the Registrant and Scott N. Greenberg in connection with a stock grant authorized by the Compensation
                 Committee of the Board of Directors on March 23, 2005.
                 Incorporated herein by reference to Exhibit 10.3 of the Registrant's Form 10-Q for the quarter ended June 30, 2005.

     10.12       Separation Agreement, dated as of September 3, 2002, between
                 General Physics Corporation and John C. McAuliffe. Incorporated herein by reference to Exhibit 10 of the Registrant's Form 8-K filed on September 4, 2002.

     10.13       Employment Agreement dated as of May 1, 2001 between the
                 Registrant and Andrea D. Kantor. Incorporated herein by reference to Exhibit 10 of the Registrant's Form 10-Q for the quarter ended June 30, 2001.

     10.14 Amendment, dated January 21, 2005, to Employment Agreement dated as of May 1, 2001 between the Company and Andrea D.
                 Kantor. Incorporated herein by reference to Exhibit 10.3 of the Registrant's Form 8-K filed on January 25, 2005.

     10.15       Stock Unit Agreement between the Registrant and Andrea D.
                 Kantor dated April 11, 2005. Incorporated herein by reference to Exhibit 10.5 of the Registrant's Form 10-Q for the quarter ended June 30, 2005.

     10.16       Employment Agreement, dated as of July 1, 1999, between the
                 Registrant and Douglas E. Sharp. Incorporated herein by reference to Exhibit 10.11 of the Registrant's Form 10-K for the year ended December 31, 2003.

     10.17 Amendment, dated January 21, 2005, to Employment Agreement dated as of July 1, 1999 between the Company and Douglas E.
                 Sharp. Incorporated herein by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on January 25, 2005.

     10.18 Lock-Up Agreement between the Registrant and Douglas E. Sharp in connection with a stock grant authorized by the Compensation
                 Committee of the Board of Directors on March 23, 2005.
                 Incorporated herein by reference to Exhibit 10.4 of the Registrant's Form 10-Q for the quarter ended June 30, 2005.

     10.19       Employment Agreement, dated August 16, 2005, between the
                 Registrant and Sharon Esposito-Mayer.*

     10.20       Stock Unit Agreement, dated April 11, 2005, between the
                 Registrant and Sharon Esposito-Mayer.*

     10.21 Form of Employment Agreement between the Registrant's subsidiary, General Physics Corporation and certain officers.
                 Incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the quarter ended June 30, 2005.

EXHIBIT NUMBER
--------------
     10.22       Form of Stock Unit Agreement between the Registrant's
                 subsidiary, General Physics Corporation and certain officers.
                 Incorporated herein by reference to Exhibit 10.2 of the
                 Registrant's Form 10-Q for the quarter ended June 30, 2005.

     10.23 Asset Purchase Agreement, dated as of June 3, 1998, by and among SHL Systemhouse Co., MCI Systemhouse Corp., SHL
                 Computer Innovations Inc., SHL Technology Solutions Limited and
                 General Physics Corporation. Incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 8-K dated June 29,
                 1998.

     10.24 Preferred Provider Agreement, dated as of June 3, 1998, by and among SHL Systemhouse Co., MCI Systemhouse Corp., SHL Computer
                 Innovations Inc., SHL Technology Solutions Limited and General
                 Physics Corporation. Incorporated herein by reference to
                 Exhibit 10.2 of the Registrant's Form 8-K dated June 29, 1998.

     10.25 Financing and Security Agreement dated August 13, 2003 by and between General Physics Corporation, MXL Industries, Inc. and
                 Wachovia Bank National Association. Incorporated herein by reference to Exhibit 10.10 to the Registrant's Form 10-Q for the quarter ended June 30, 2003.

     10.26       Guaranty of Payment Agreement dated August 13, 2003 by GP
                 Strategies Corporation for the benefit of Wachovia Bank, National Association. Incorporated herein by reference to
                 Exhibit 10.11 to the Registrant's Form 10-Q for the quarter ended June 30, 2003.

     10.27       First Amendment dated March 30, 2004 to the Financing and
                 Security Agreement dated August 13, 2003. *

     10.28       Second Amendment dated July 2, 2004 to the Financing and
                 Security Agreement dated August 13, 2003.*

     10.29       Third Amendment dated July 30, 2004 to the Financing and
                 Security Agreement dated August 13, 2003.*

     10.30       Fourth Amendment dated January 19, 2006 to the Financing and
                 Security Agreement dated August 13, 2003 by General Physics
                 Corporation, Skillright, Inc., GSE Systems, Inc., GSE Power
                 Systems, Inc., MSHI, Inc. and Wachovia Bank, National
                 Association. Incorporated herein by reference to the Registrant's Form 8-K dated January 25, 2006.

     10.31 Forbearance letter dated August 4, 2005. Incorporated herein by reference to the Registrant's Form 10-Q for the quarter ended
                 June 30, 2005.

     10.32       Waiver letter dated February 17, 2006.*

     10.33       Rights Agreement, dated as of June 23, 1997, between the
                 Registrant and Computershare Investor Services LLC, as Rights
                 Agent, which includes, as Exhibit A thereto, the Resolution of the Board of Directors with respect to Series A Junior
                 Participating Preferred Stock, as Exhibit B thereto, the form of Rights Certificate and as Exhibit C thereto the form of Summary of Rights. Incorporated herein by reference to Exhibit
                 4.1 of the Registrant's Form 8-K filed on July 17, 1997.

EXHIBIT NUMBER
--------------
     10.34       Amendment, dated as of July 30, 1999, to the Rights Agreement dated as of June 23, 1997, between the Computershare Investor
                 Services LLC, as Rights Agent. Incorporated herein by reference to Exhibit 4.2 of the Registrant's report on Form 8-A12B/A filed on August 2, 1999.

     10.35       Amendment, dated as of December 16, 1999, to the Rights
                 Agreement dated as of June 23, 1997, between the Registrant and Computershare Investor Services LLC, as Rights Agent.
                 Incorporated herein by reference to Exhibit 4.2 of the Company's report on From 8-A12B/A filed on December 17, 1999.

     10.36       Agreement dated, December 29, 1998, among the Registrant,
                 Jerome I. Feldman and Martin M. Pollak. Incorporated herein by reference to Exhibit 10.11 of the Registrant's Form 10-K for the year ended December 31, 1998.

     10.37 Stock Exchange Agreement dated January 19, 2006 by and between the Registrant and Martin M. Pollak. Incorporated herein by reference to Exhibit 10.4 of the Registrant's Form 8-K dated
                 January 25, 2006.

     10.38       Subscription Agreement dated as of October 19, 2001 between the
                 Registrant and Bedford Oak Partners, L.P. Incorporated herein by reference to Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

     10.39 Subscription Agreement dated as of May 3, 2002 by and between the Registrant and Bedford Oak Partners, L.P. Incorporated herein by reference to Exhibit 10.3 to the Registrant's Form
                 10-Q for the quarter ended March 31, 2002.

     10.40 Stock Repurchase Agreement dated January 19, 2006 by and between the Registrant and Bedford Oak Partners, L.P.
                 Incorporated herein by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on January 25, 2006.

     10.41 Stock Purchase Agreement dated as of May 3, 2002 by and between the Registrant and EGI-Fund(02)04 Investors, L.L.L.
                 Incorporated herein by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended March 31, 2002.

     10.42 Stock Repurchase Agreement dated January 19, 2006 by and between the Registrant and EGI-Fund (02-04) Investors, L.L.C.
                 Incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on January 25, 2006.

     10.43 Subscription Agreement dated as of May 3, 2002 by and between the Registrant and Marshall Geller. Incorporated herein by reference to Exhibit 10.4 to the Registrant's Form 10-Q for the quarter ended March 31, 2002.

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

EXHIBIT NUMBER
--------------
     10.47       Lease Agreement dated as of July 5, 2002 between the
                 Registrant's wholly owned subsidiary, General Physics
                 Corporation and Riggs Company. Incorporated herein by reference to Exhibit 10.36 to the Registrant's Form 10-K for the year ended December 31, 2002.

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

     10.51       Mortgage Security Agreement and Assignment of Leases dated
                 August 14, 2003 between GP Strategies Corporation and Gabelli
                 Funds, LLC. Incorporated herein by reference to Exhibit 10.04 to the Registrant's Form 10-Q for the quarter ended June 30, 2003.

     10.52       Registration Rights Agreement dated August 14, 2003 between GP
                 Strategies and Gabelli Funds, LLC. Incorporated herein by reference to Exhibit 10.05 to the Registrant's Form 10-Q for the quarter ended June 30, 2003.

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

EXHIBIT NUMBER
--------------
     10.58       Management Service Agreement dated January 1, 2004 between the
                 Registrant and GSE Systems, Inc. Incorporated herein by
                 reference to Exhibit 10.60 of the Registrant's Annual Report on
                 Form 10-K for the year ended December 31, 2003.

     10.59       Form of Management Agreement between the Registrant and
                 National Patent Development Corporation. Incorporated herein by reference to Exhibit 10.1 of National Patent Development
                 Corporation Form S-1, Registration No. 333-118568.

     10.60       Amendment dated July 1, 2005, to the Management Agreement dated
                 July 30, 2004 between the Registrant and National Patent
                 Development Corporation. Incorporated herein by reference to
                 Exhibit 10.7 of the Registrant's Form 10-Q for the quarter ended June 30, 2005.

     10.61       Form of Management Agreement between National Patent
                 Development Corporation and the Registrant. Incorporated herein by references to Exhibit 10.2 of National Patent Development
                 Corporation Form S-1, Registration No. 333-118568.

     10.62       Termination Agreement dated June 30, 2005 of the Management
                 Agreement dated July 30, 2004, between National Patent
                 Development Corporation and the Registrant. Incorporated herein by reference to Exhibit 10.8 of the Registrant's Form 10-Q for the quarter ended June 30, 2005.

     10.63       Form of Tax Sharing Agreement between the Registrant and
                 National Patent Development Corporation. Incorporated herein by reference to Exhibit 10.4 of National Patent Development
                 Corporation Form S-1, Registration No. 333-118568.

     10.64       Form of Distribution Agreement between the Registrant and
                 National Patent Development Corporation. Incorporated herein by reference to Exhibit 2.1 of National Patent Development
                 Corporation Form S-1, Registration No. 333-118568.

     10.65       Code of Ethics Policy. Incorporated herein by reference to
                 Exhibit 14.1 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003.

     10.66 Form of Indemnification Agreement. Incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 8-K dated
                 December 23, 2005.

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

     23          Consent of KPMG LLP, Independent Registered Public Accounting
                 Firm*

     28          Not Applicable

     31.1        Certification of Chief Executive Officer*

     31.2        Certification of Chief Financial Officer*

     32.1        Certification Pursuant to Section 18 U.S.C. Section 1350*

EXHIBIT NUMBER

*    Filed herewith.

                   GP STRATEGIES CORPORATION AND SUBSIDIARIES

                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                                   SCHEDULE II

                                 (In thousands)

                                      BALANCE AT                            BALANCE AT
                                       BEGINNING               DEDUCTIONS     END OF
ALLOWANCE FOR DOUBTFUL ACCOUNTS (A)     OF YEAR    ADDITIONS       (B)         YEAR
-----------------------------------   ----------   ---------   ----------   ----------
Year ended December 31, 2005:           $  917         535         (286)      $1,166
Year ended December 31, 2004:           $1,739         191       (1,013)      $  917
Year ended December 31, 2003:           $  854       1,130         (245)      $1,739

(A)  Deducted from accounts and other receivables on Consolidated Balance
     Sheets.

(B) Write-off of uncollectible accounts, net of recoveries. For the years ended December 31, 2005 and 2004, deductions include allowance distributed in the spin-offs of GSE Systems, Inc. ($22) and National Patent Development Corporation ($418).