Form 10-K/A
period 2005-12-31
GP STRATEGIES CORP
filed 2006-04-27
CIK 70415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

or

☐ Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from                             to

Commission File Number 1-7234

GP STRATEGIES CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	13-1926739
(State of Incorporation)	(I.R.S. Employer Identification No.)

6095 Marshalee Drive, Suite 300, Elkridge, MD	21075
(Address of principal executive offices)	(Zip Code)

(410) 379-3600
Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered:
Common Stock, $.01 par value	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:          None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☐ No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes   ☐ No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒ No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes   ☐ No   ☒

The aggregate market value of the outstanding shares of the Registrant’s Common Stock, par value $.01 per share and Class B Capital Stock, par value $.01 per share held by non-affiliates as of June 30, 2005 was approximately $106,684,000.

The number of shares outstanding of each of the registrant’s Common Stock and Class B Capital Stock as of February 28, 2006:

Class	Outstanding
Common Stock, par value $.01 per share	15,695,275 shares
Class B Capital Stock, par value $.01 per share	—

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends GP Strategies Corporation’s (the “Company”) annual report on Form 10-K for the year ended December 31, 2005, originally filed on March 16, 2006 (the “Original Filing”). The Company is filing this Amendment to include the information required by Part III and not included in the Original Filing as the Company will not file its definitive proxy statement within 120 days of the end of the Company’s fiscal year ended December 31, 2005. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission, the Company is including with this Amendment certain currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

Except as described above, no other changes have been made to the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

Item 10.           Directors and Executive Officers of the Registrant

Scott N. Greenberg has been a Director of the Company since 1987, President from 2001 until February 2006 and Chief Executive Officer since April 2005. He was Chief Financial Officer from 1989 until December 2005, Executive Vice President from 1998 to 2001, and Vice President from 1985 to 1998. He has been a Director of GSE since 1999 and was a Director of Five Star from 1998 to 2003 and a Director of Valera until January 2005. Mr. Greenberg has also been a Director and Chief Financial Officer of NPDC since 2004. Age 49

Harvey P. Eisen has been a Director since 2002 and Chairman of the Board since April 2005. He has been Chairman and Managing Member of Bedford Oak Management, LLC since 1998. Prior thereto, Mr. Eisen served as Senior Vice President of Travelers, Inc. and of Primerica prior to its merger with Travelers in 1993. Mr. Eisen has over thirty years of asset management experience, is often consulted by the national media for his views on all phases of the investment marketplace, and is frequently quoted in The Wall Street Journal, The New York Times, PensionWorld, U.S. News & World Report, Financial World and Business Week, among others. Mr. Eisen also appears regularly on such television programs as Wall Street Week, CNN, and CNBC. Mr. Eisen is a Trustee of the University of Missouri Business School where he established the first accredited course on the Warren Buffet Principles of Investing. Mr. Eisen has also been a Director of NPDC since August 2004. He is also a Trustee of Rippowam Cisqua School in Bedford, New York and the Northern Westchester Hospital Center. Age 63

Jerome I. Feldman founded the Company in 1959. He has been Chairman of the Executive Committee since April 2005. He was Chief Executive Officer from 1959 until April 2005, Chairman of the Board from 1999 until April 2005 and President from 1959 until 2001. He has been Chairman of the Board of Five Star Products, Inc. (“Five Star”), a paint and hardware distributor, since 1994; a Director of GSE Systems, Inc. (“GSE”), a global provider of real-time simulation and training solutions, since 1994; Chairman of the Board of GSE since 1997; Chairman of the Board and Chief Executive Officer of National Patent Development Corporation (“NPDC”), a holding company with interests in optical plastics, paint and hardware distribution services, since 2004; and a Director of Valera Pharmaceuticals, Inc. (“Valera”), a specialty pharmaceutical company, since January 2005. Mr. Feldman is also Chairman of the New England Colleges Fund and a Trustee of Northern Westchester Hospital Foundation. Age 77

Marshall S. Geller has been a Director of the Company since 2002. Mr. Geller is Co-Founder and Senior Managing Director of St. Cloud Capital, a Los Angeles based private investment fund formed in December 2001. He is also Chairman, Chief Executive Officer and Founding Partner of Geller & Friend Capital Partners, Inc., a private merchant bank formed in 1995. Mr. Geller has spent more than forty years in corporate finance and investment banking, including twenty one years as a Senior Managing Director of Bear, Stearns & Co. with oversight of all operations in Los Angeles, San Francisco, Chicago, Hong Kong and the Far East. Mr. Geller is currently Non-Executive Chairman of the Board of ShopNBC-ValueVision Media, Inc. (NasdaqNM: VVTV), and serves as a Director of 1st Century Bank, Los Angeles (Nasdaq:FCNA), Blue Holdings, Inc.

(NasdaqNM: BLUE), National Holdings Corp. (NHLD.OB) and is on the Board of Governors of Cedars Sinai Medical Center, Los Angeles. He was previously the Interim Co-Chairman of Hexcel Corporation (NYSE:HXL) and Interim President and Chief Operating Officer of Players International, Inc. Mr. Geller also serves on the Dean’s Advisory Council for the College of Business & Economics at California State University, Los Angeles. Age 67

Richard C. Pfenniger, Jr. has been a Director of the Company since January 2005. Mr. Pfenniger is the Chairman of the Board, President, and Chief Executive Officer of Continucare Corporation, a provider of primary care physician services. Mr. Pfenniger was appointed President and Chief Executive Officer in October 2003 after having served as a member of the board of Continucare since March 2002 and as Chairman since September 2002. Mr. Pfenniger was the Chief Executive Officer and Vice Chairman of Whitman Education Group, Inc., a provider of career-oriented higher education, from 1997 until June 2003. From 1994 to 1997, Mr. Pfenniger served as the Chief Operating Officer of IVAX Corporation, and from 1989 to 1994 he served as the Senior Vice President-Legal Affairs and General Counsel of IVAX Corporation, a multi-national pharmaceutical company. Mr. Pfenniger currently serves as a Director of Cellular Technical Services Company, Inc. Age 50

Ogden R. Reid has been a Director of the Company since 1979. Mr. Reid had been Editor and Publisher of the New York Herald Tribune and of its International Edition; United States Ambassador to Israel; a six-term member of the United States Congress and a New York State Environmental Commissioner. Mr. Reid is a Director of Valera. Mr. Reid is currently Chairman of the Council of American Ambassadors. Age 80

Douglas E. Sharp has been the President of the Company since February 2006 and President of the Company’s wholly owned subsidiary, General Physics Corporation (“GPC”), since 2002. Mr. Sharp has had a broad range of experience with GPC having worked in all of the market sectors served by GPC during his twenty-one year tenure with GPC. Mr. Sharp, who is a mechanical engineer, had most recently served as Chief Operating Officer of GPC. Mr. Sharp holds professional engineering registrations in the states of Arizona, Florida, Ohio, South Carolina, Tennessee and Washington. He is a member of the American Society of Training and Development, American Society of Mechanical Engineers and the American Institute of Chemical Engineers. He has been a Director of GSE since 2003. Age 47

Andrea D. Kantor has been Executive Vice President and General Counsel since April 2005. She was Vice President and General Counsel from 2001 to 2005, Vice President and Corporate Counsel from 1999 to 2001, and Associate General Counsel from 1988 to 1999. She has been a Director of GSE since 2003. Ms. Kantor practiced law as a corporate associate in New York City at Schulte Roth & Zabel LLP, and prior to that at Sidley Austin Brown & Wood LLP. Ms. Kantor is a member of the Association of the Bar of the City of New York and a member of the Corporate and Securities Law Committee of the American Corporate Counsel Association. Age 48

Sharon Esposito-Mayer has been Executive Vice President and Chief Financial Officer of the Company since December 2005. She has been the Executive Vice President of Finance of GPC since 2004, was Vice President of Finance of GPC from 2001 to 2004 and Director of Finance of GPC from 1997 to 2000, and has held various other positions since joining GPC in 1995. Age 39

Karl Baer has been Executive Vice President of the Company since March 2006. He has been Executive Vice President of GPC since 2004 and was Vice President of GPC from 1998 until 2004. Mr. Baer has held various other positions since joining GPC in 1987. Prior to joining GPC, Mr. Baer served in the U.S. Navy’s nuclear submarine force for over nine years. Age 46

Larry T. Davis has been Executive Vice President of the Company since March 2006. He has been an Executive Vice President of GPC since 2000 and was Vice President 1988 to 1999. Mr. Davis has held various other positions since joining GPC in 1984. Age 58

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s securities, to file reports of ownership and changes in ownership with the SEC and the New York Stock Exchange, and to furnish such reports to the Company.

Based solely on a review of copies of such reports for 2005, the Company believes that during 2005 all reports applicable to its officers, directors and greater than 10% beneficial owners were filed on a timely basis, except that Messrs. Eisen, Geller, Pfenniger and Reid inadvertently filed the incorrect form reporting the receipt of shares constituting director’s fees and have corrected such filings, and Ms. Kantor filed one late report.

Audit Committee

The Company has established an Audit Committee of the Board of Directors consisting of Ogden R. Reid, Chairman, Marshall Geller and Richard C. Pfenniger, Jr. The Board of Directors has determined that Mr. Pfenniger qualifies as an “audit committee financial expert” under applicable SEC regulations and is independent under the NYSE listing standards that currently apply to the Company.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics for directors, officers and employees of the Company and its subsidiaries, including, but not limited to, the Chief Executive Officer, the Chief Financial Officer, the Director of Financial Reporting and other senior managers in the accounting and finance department of the Company and its subsidiaries. A copy of this Code of Business Conduct and Ethics can be found on our website at www.gpstrategies.com. If the Company makes any substantive amendments to the Code of Ethics for its executive officers or directors or grants any waiver from a provision of the Code of Ethics for its executive officers or directors, the Company will within five (5) business days disclose the nature of such amendment or waiver in a Report on Form 8-K or on its website at www.gstrategies.com.

Item 11.           Executive Compensation

The following table and notes present the compensation paid by the Company and subsidiaries to its Chief Executive Officer and the Company’s other named executive officers.

Summary Compensation Table

		Annual Compensation				Long-Term Compensation			All Other Compensation ($)
Name and Principal Position	Year	Salary ($)		Bonus ($)		Restricted Stock Awards ($)		Securities Underlying Options (#)

Scott N. Greenberg	2005	288,852		100,000	(1)	—		—	9,003	(2)
Chief Executive Officer	2004	289,296		350,000	(3)	296,100	(4)	—	8,491	(5)
	2003	285,500		75,000	(6)	—		—	24,584	(7)

Douglas E. Sharp	2005	363,041		85,000	(1)	—		—	7,281	(8)
President	2004	347,517		50,000	(9)	239,700	(10)	—	6,718	(11)
	2003	317,725		—		—		—	5,384	(12)

Andrea D. Kantor	2005	235,932		50,000	(13)	150,700	(14)		8,773	(15)
Executive Vice President	2004	221,557		50,000	(3)	—		—	8,170	(16)
and General Counsel	2003	218,490		—		—		—	7,220	(17)

Sharon Esposito-Mayer	2005	174,668		75,000	(13)	173,305	(18)	—	6,437	(19)
Executive Vice President	2004	152,588		50,000	(3)	—		—	5,242	(20)
and Chief Financial Officer	2003	132,989		25,000	(21)	—		—	40,568	(22)

Jerome I. Feldman	2005	102,708	(24)	—		—		—	39,824	(25)
Chairman of the	2004	504,950		2,000,000	(26)	—		—	199,322	(27)
Executive Committee(23)	2003	508,583		3,000,000	(26)	—		—	73,271	(28)

(1)           Bonus for 2005 pursuant to employment agreement.

(2)           Includes a $7,000 matching contribution to the GP Retirement Savings Plan (“the GP Plan”) and $2,003 for life insurance premiums.

(3)           Discretionary bonus for 2004.

(4)           Represents the value of restricted stock based on the closing market price of the Common Stock on the date of grant, March 23, 2005 (the expense was accrued in 2004). Restricted stock was fully vested on the date of grant but contains a restriction on sale until December 31, 2007. Dividends, if any, are paid on the restricted stock. At December 31, 2005, Mr. Greenberg held 42,000 shares of restricted stock with a market value of $342,720.

(5)           Includes a $6,500 matching contribution to the GP Plan and $1,991 for life insurance premiums.

(6)           Bonus for 2003 pursuant to employment agreement.

(7)           Includes a $6,056 matching contribution to the GP Plan and $1,278 for life insurance premiums. Also includes $17,250 paid to Mr. Greenberg during the year ended December 31, 2003 by GSE as compensation for serving as a Director of GSE. GSE was a majority-owned subsidiary of the Company from October 23, 2003 to September 30, 2005.

(8)           Includes a $4,978 matching contribution to the GP Plan and $2,303 for life insurance premiums.

(9)           Bonus for 2004 pursuant to employment agreement.

(10)         Represents the value of restricted stock based on the closing market price of the Common Stock on the date of grant, March 23, 2005 (the expense was accrued in 2004). Restricted stock was fully vested on the date of grant but contains a restriction on sale until December 31, 2007. Dividends, if any, are paid on the restricted stock. At December 31, 2005, Mr. Sharp held 34,000 shares of restricted stock with a value of $277,440.

(11)         Includes a $4,570 matching contribution to the GP Plan and $2,148 for life insurance premiums.

(12)         Includes a $4,271 matching contribution to the GP Plan and $1,113 for life insurance premiums.

(13)         Discretionary bonus for 2005.

(14)         Represents the value of restricted stock units based on the closing market price of the Common Stock on the date of grant, April 11, 2005. Restricted stock units vested 50% on December 31, 2005 and will vest 50% on December 31, 2006. Vesting accelerates upon a change of control or the sale of the Company. At the time of vesting, restricted stock units are settled in shares of Common Stock, and dividends, if any, are not paid on the restricted stock units until shares of Common Stock are issued. At December 31, 2005, Ms. Kantor held 10,000 non-vested restricted stock units with a value, based on the closing market price of the underlying Common Stock, of $81,600. This does not include 10,000 shares of Common Stock held by Ms. Kantor on December 31, 2005 with a value of $81,600, representing the settlement of the vested portion of restricted stock units granted on April 11, 2005.

(15)         Includes a $7,000 matching contribution to the GP Plan and $1,773 for life insurance premiums.

(16)         Includes a $6,500 matching contribution to the GP Plan and $1,670 for life insurance premiums.

(17)         Includes a $6,076 matching contribution to the GP Plan and $1,144 for life insurance premiums.

(18)         Represents the value of restricted stock units based on the closing market price of the Common Stock on the date of grant, April 11, 2005. Restricted stock units will vest 40% on

April 5, 2007 and 20% on each of April 5, 2008, 2009, and 2010. Vesting accelerates upon a change of control or the sale of the Company. At the time of vesting, restricted stock units are settled in shares of Common Stock, and dividends, if any, are not paid on the restricted stock units until shares of Common Stock are issued. At December 31, 2005, Ms. Esposito-Mayer held 23,000 non-vested restricted stock units with a value, based on the closing market price of the underlying Common Stock, of $187,680.

(19)         Includes a $5,669 matching contribution to the GP Plan and $768 for life insurance premiums.

(20)         Includes a $4,572 matching contribution to the GP Plan and $670 for life insurance premiums.

(21)         Discretionary bonus for 2003.

(22)         Includes a $4,236 matching contribution to the GP Plan, $432 for life insurance premiums and $35,900 of value realized on the exercise of options to purchase shares of the Company’s Common Stock pursuant to 1973 Non-Qualified Stock Option Plan.

(23)         On April 26, 2005, Mr. Feldman resigned as Chairman of the Board and Chief Executive Officer of the Company and became Chairman of the Executive Committee.

(24)         Pursuant to a management services agreement, commencing November 24, 2004, NPDC pays the Company a management fee to cover a portion of the compensation of certain officers of the Company who provide services to NPDC, which includes reimbursement of approximately 80% of Mr. Feldman’s compensation in 2005. The amount shown in the table is presented net of such reimbursed amounts. Mr. Feldman’s gross salary for 2005 was $513,541 before reimbursement from NPDC. See Item 13. “Certain Relationships and Related Transactions.”

(25)         The amount shown in the table is presented net of the amounts reimbursed by NPDC (see (24) above). Mr. Feldman’s gross other compensation includes a $5,104 matching contribution to the “GP Plan” and $194,017 for life insurance premiums, before reimbursement from NPDC.

(26)         Bonus earned pursuant to the Incentive Compensation Agreement dated April 1, 2002, as amended. See “Employment Agreements – Jerome I. Feldman.”

(27)         Includes a $4,625 matching contribution to the GP Plan and $194,697 for life insurance premiums.

(28)         Includes a $4,404 matching contribution to the GP Plan and $32,867 for life insurance premiums. Also includes $36,000 paid to Mr. Feldman during the year ended December 31, 2003 by GSE as compensation for serving as a Director of GSE. GSE was a majority-owned subsidiary of the Company from October 23, 2003 to September 30, 2005.

Option Grants in 2005

No options were granted to the named executive officers in 2005.

Aggregate Option Exercises in 2005

And Fiscal Year-End Option Values

The following table and notes contain information concerning the exercise of stock options under the Plan during 2005 and unexercised options under the Plan held at the end of 2005 by the named executive officers. Unless otherwise indicated, options are to purchase shares of Common Stock.

	Shares		Exercisable/Unexercisable		Value of Unexercised
	Acquired on	Value	Options at		In-the-Money Options at
	Exercise	Realized	December 31, 2005(#)		December 31, 2005($)(1)
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Scott N. Greenberg	0	0	119,716	0	577,031	0
Douglas E. Sharp	0	0	130,942	17,958	426,785	80,452
Andrea D. Kantor	0	0	59,858	0	288,516	0
Sharon Esposito-Mayer	0	0	26,697	5,986	111,397	26,817
Jerome I. Feldman	0	0	119,716	0	577,031	0

(1)   Calculated based on $8.16, which was the closing price of the Common Stock as reported by the NYSE on December 30, 2005.

In addition, Scott Greenberg, Andrea Kantor and Sharon Esposito-Mayer realized value of $221,029, $19,893 and $1,906, respectively, upon the exercise in 2005 of the remaining options to purchase shares of Millennium Cell, LLC Common Stock, a former affiliated company, granted under the terms of the GP Strategies Millennium Cell, LLC Stock Option Plan.

Directors Compensation

During 2005, directors who were not employees of the Company or its subsidiaries received an annual fee of $10,000, payable quarterly, in cash or Common Stock, at their option. In addition, the directors received $1,500 for each meeting of the Board of Directors attended, and generally do not receive any additional compensation for service on the committees of the Board of Directors. In 2005, Marshall Geller, Richard Pfenniger, Jr. and Ogden Reid received $25,000, $15,000 and $15,000, respectively, for serving on a Special Committee of the Board of Directors. Employees of the Company or its subsidiaries do not receive additional compensation for serving as directors.

Employment Agreements

Scott N. Greenberg. As of July 1, 1999, Scott N. Greenberg and the Company entered into an employment agreement pursuant to which Mr. Greenberg was employed as the Executive Vice President of the Company. Effective June 12, 2001, Mr. Greenberg was elected President of the Company, and effective April 26, 2005, Mr. Greenberg was elected Chief Executive Officer. Unless sooner terminated pursuant to its terms, the employment agreement terminated on June 30, 2004, provided that if the employment agreement was not terminated prior to June 30, 2002, the employment agreement would have been extended on June 30, 2002 to June 30, 2005. On April 1, 2002, the Compensation Committee amended Mr. Greenberg’s employment agreement, which amendment was ratified unanimously by the Board of Directors on May 3, 2002, with Mr. Greenberg abstaining, to provide that the employment agreement now terminates on June 30, 2007, provided that if the employment agreement was not terminated prior to June 30, 2005, the employment agreement was extended on June 30, 2005 to June 30, 2008. On January 21, 2005, the Compensation Committee amended Mr. Greenberg’s employment agreement to provide that the employment agreement now terminates on June 30, 2008.

Commencing July 1, 1999, Mr. Greenberg’s base annual salary was $250,000, with annual increases to be determined by the Board of Directors of not less than the greater of (i) 3% and (ii) the percentage increase in the Consumer Price Index. The Company agreed to pay Mr. Greenberg a signing bonus in 1999 of $300,000, which Mr. Greenberg waived. Mr. Greenberg is entitled to an annual bonus based upon the percentage increase in GPC’s earnings before interest, taxes, depreciation and amortization, excluding extraordinary or unusual nonrecurring items of income and expense (“EBITDA”), from GPC’s EBITDA for the prior year, up to 50% of his base salary. Pursuant to such provision, Mr. Greenberg received a bonus of $100,000 in 2006 for 2005 and a bonus of $75,000 in 2004 for 2003. Mr. Greenberg received a discretionary bonus of $350,000 in 2005 for 2004 that was in excess of his formula bonus. Pursuant to the employment agreement entered into in 1999, the Company granted Mr. Greenberg under the Company’s option plan, options to purchase 100,000 shares of the Company’s Common Stock at an exercise price of $8.00 per share, the market price on the date of grant, which options expired on June 30, 2004. The Company is required to provide Mr. Greenberg with an automobile and to maintain the existing life and disability insurance covering Mr. Greenberg.

The Company may terminate the employment agreement for Cause, which is defined as (i) the willful and continued failure by Mr. Greenberg to substantially perform his duties or obligations or (ii) the willful engaging by Mr. Greenberg in misconduct which is materially monetarily injurious to the Company. If the employment agreement is terminated for Cause, the Company is required to pay Mr. Greenberg his full salary through the date his employment is terminated. If Mr. Greenberg’s employment is terminated by his death, the Company is required to pay to his spouse or estate his full salary for a period of one year. If, as a result of Mr. Greenberg’s incapacity due to physical or mental illness, he is absent from his duties on a full-time basis for the entire period of six consecutive months, and he does not return within 30 days of notice, the Company may terminate his employment. Mr. Greenberg is entitled to receive his full salary during the disability period until his employment is terminated.

Mr. Greenberg can terminate the employment agreement for Good Reason, which is defined to include (i) a change in control of the Company, (ii) a management change in control of the Company, or (iii) a failure by the Company to comply with any material provision of the employment agreement which has not been cured within ten days after notice. A “change in control” of the Company is defined as any of the following, but only if not approved by the Board of Directors, (i) a change in control of a nature that would be required to be reported in response to Item 1(a) of Form 8-K, other than a change of control resulting in control by Mr. Feldman or Mr. Greenberg or a group including Mr. Feldman or Mr. Greenberg, (ii) any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act), other than Mr. Feldman or Mr. Greenberg or a group including Mr. Feldman or

Mr. Greenberg, is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 20% or more of the combined voting power of the Company’s then outstanding securities, (iii) the Company and its affiliates owning less than a majority of the voting stock of GPC, (iv) the sale of all or substantially all of the assets of GPC, or (v) at any time when there has not been a management change of control of the Company, individuals who were either nominated for election or elected by the Board of Directors of the Company cease for any reason to constitute at least a majority of the Board. A “management change in control” of the Company is defined as (i) an event that would have constituted a change of control of the Company if it had not been approved by the Board of Directors or (ii) a change in control of the Company of a nature that would be required to be reported in response to Item 1(a) of Form 8-K, resulting in control by a buy-out group including Mr. Feldman but not Mr. Greenberg.

If the Company wrongfully terminates the employment agreement or Mr. Greenberg terminates the employment agreement for Good Reason (other than as a result of a management change of control), (i) the Company is required to pay Mr. Greenberg his full salary and provide him his benefits through the termination date, and pay him his full annual bonus for the calendar year in which termination occurs; (ii) the Company is required to pay as severance pay to Mr. Greenberg an amount equal to (a) Mr. Greenberg’s average annual cash compensation received from the Company during the three full calendar years immediately preceding the termination date, multiplied by (b) the greater of (I) the number of years (including partial years) that would have been remaining in the employment period if the employment agreement had not so terminated but was not subsequently extended and (II) three, such payment to be made (c) if termination is based on a change of control of the Company, in a lump sum or (d) if termination results from any other cause, in substantially equal semimonthly installments payable over the number of years (including partial years) that would have been remaining in the employment period if the employment agreement had not so terminated but was not subsequently extended; (iii) all options to purchase the Company’s Common Stock granted to Mr. Greenberg under the Company’s option plan or otherwise immediately become fully vested and terminate on such date as they would have terminated if Mr. Greenberg’s employment by the Company had not terminated and, if Mr. Greenberg’s termination is based on a change of control of the Company and Mr. Greenberg elects to surrender any or all of such options to the Company, the Company is required to pay Mr. Greenberg a lump sum cash payment equal to the excess of (a) the fair market value on the termination date of the securities issuable upon exercise of the options surrendered over (b) the aggregate exercise price of the options surrendered; (iv) the Company is required to maintain in full force and effect, for a number of years equal to the greater of (a) the number of years (including partial years) that would have been remaining in the employment period if the employment agreement had not so terminated but was not subsequently extended and (b) three, all employee benefit plans and programs in which Mr. Greenberg was entitled to participate immediately prior to the termination date; and (v) if termination of the employment agreement arises out of a breach by the Company, the Company is required to pay all other damages to which Mr. Greenberg may be entitled as a result of such breach.

If Mr. Greenberg terminates the employment agreement for Good Reason as a result of a management change of control, (i) the Company is required to pay Mr. Greenberg his full salary and provide him his benefits through the termination date, and pay him his full annual bonus for the calendar year in which termination occurs; (ii) the Company is required to pay as severance pay to Mr. Greenberg a lump sum amount equal to twice Mr. Greenberg’s average annual cash compensation received from the Company during the three full calendar years immediately preceding the termination date; (iii) all options to purchase the Company’s Common Stock granted to Mr. Greenberg under the Company’s option plan or otherwise immediately become fully vested and terminate on such date as they would have terminated if Mr. Greenberg’s employment by the Company had not terminated and, if Mr. Greenberg elects to surrender any or all of such options to the Company, the Company is required to pay Mr. Greenberg a lump sum cash payment equal to the excess of (a) the fair market value on the termination date of the securities issuable upon exercise of the options surrendered over (b) the aggregate exercise price of the options surrendered; and (iv) the Company is required to maintain in full force and effect for two years all employee benefit plans and programs in which Mr. Greenberg was entitled to participate immediately prior to the termination date.

Notwithstanding the foregoing, the Company shall not be obligated to pay any portion of any amount otherwise payable to Mr. Greenberg if the Company could not reasonably deduct such portion solely by operation of Section 280G.

Douglas E. Sharp. As of July 1, 1999, Douglas E. Sharp and GPC entered into an employment agreement pursuant to which Mr. Sharp was employed as Group President of GPC. Mr. Sharp was elected President of GPC on September 4, 2002. Unless sooner terminated pursuant to its terms, the employment agreement terminated on June 30, 2004, provided however, that since the employment agreement was not terminated prior to June 30, 2002, the employment agreement provided that it was extended on June 30, 2002 to June 30, 2005. On January 21, 2005, the Compensation Committee amended the employment agreement, to provide that the employment agreement now terminates on June 30, 2008.

Commencing July 1, 1999, Mr. Sharp’s base annual salary was $230,000, with annual increases to be determined by the Board of Directors of GPC of not less than 3%. GPC paid Mr. Sharp a signing bonus in 1999 of $300,000. Mr. Sharp is entitled to an annual bonus based upon the percentage increase in GPC’s EBITDA from GPC’s EBITDA for the prior year, up to 50% of his base salary. Pursuant to such provision, Mr. Sharp received a bonus of $85,000 in 2006 for 2005 and $50,000 in 2005 for 2004. Pursuant to the employment agreement entered into in 1999, the Company granted Mr. Sharp under the Company’s option plan, options to purchase 100,000 shares of the Company’s Common Stock at an exercise price of $8.00 per share, the market price on the date of grant, which options expired on June 30, 2004. GPC is required to provide Mr. Sharp with an automobile.

GPC may terminate the employment agreement for Cause, which is defined as (i) the willful and continued failure by Mr. Sharp to substantially perform his duties or obligations or (ii) the willful engaging by Mr. Sharp in misconduct which is materially monetarily injurious to GPC. If the employment agreement is terminated for Cause, GPC is required to pay Mr. Sharp his full salary through the date his employment is terminated. If Mr. Sharp’s employment is terminated by his death, GPC is required to pay to his spouse or estate his full salary for a period of one year. If, as a result of Mr. Sharp’s incapacity due to physical or mental illness, he is absent from his duties on a full-time basis for the entire period of six consecutive months, and he does not return within 30 days of notice, GPC may terminate his employment. Mr. Sharp is entitled to receive his full salary during the disability period until his employment is terminated.

Mr. Sharp can terminate the employment agreement for Good Reason, which is defined to include (i) a change in control of the Company, (ii) a management change in control of the Company, or (ii) a failure by GPC to comply with any material provision of the employment agreement which has not been cured within ten days after notice. A “change in control” of the Company is defined as any of the following, but only if not approved by the Board of Directors, (i) a change in control of a nature that would be required to be reported in response to Item 1(a) of Form 8-K, other than a change of control resulting in control by Mr. Feldman or a group including Mr. Feldman  (ii) any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act), other than Mr. Feldman or a group including Mr. Feldman, is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 20% or more of the combined voting power of the Company’s then outstanding securities, (iii) the Company and its affiliates owning less than a majority of the voting stock of GPC, (iv) the sale of all or substantially all of the assets of the Company, or (v) at any time when there has not been a management change of control of the Company, individuals who were either nominated for election or elected by the Board of Directors of the Company cease for any reason to constitute at least a majority of the Board. A “management change in control” of the Company is defined as (i) an event that would have constituted a change of control of the Company if it had not been approved by the Board of Directors or (ii) a change in control of the Company of a nature that would be required to be reported in response to Item 1(a) of Form 8-K, resulting in control by a buy-out group including Mr. Feldman.

If GPC wrongfully terminates the employment agreement or Mr. Sharp terminates the employment agreement for Good Reason, (i) GPC is required to pay Mr. Sharp his full salary and provide him his benefits through the termination date, and pay him his full annual bonus for the calendar year in which termination occurs; (ii) GPC is required to pay as severance pay to Mr. Sharp an amount equal to (a) Mr. Sharp’s average annual cash compensation received from GPC during the three full calendar years immediately preceding the termination date, multiplied by (b) the greater of (I) the number of years (including partial years) that would have been remaining in the employment period if the employment agreement had not so terminated but was not subsequently extended and (II) three, such payment to be made (c) if termination is based on a change of control of the Company, in a lump sum or (d) if termination results from any other cause, in substantially equal semimonthly installments payable over the number of years (including partial years) that would have been remaining in the employment period if the employment agreement had not so terminated but was not subsequently extended; (iii) all options to purchase the Company’s Common Stock granted to Mr. Sharp under the Company’s option plan or otherwise immediately become fully vested and terminate on such date as they would have terminated if Mr. Sharp’s employment by GPC had not terminated and, if Mr. Sharp’s termination is based on a change of control of the Company and Mr. Sharp elects to surrender any or all of such options to GPC, GPC is required to pay Mr. Sharp a lump sum cash payment equal to the excess of (a) the fair market value on the termination date of the securities issuable upon exercise of the options surrendered over (b) the aggregate exercise price of the options surrendered; (iv) GPC is required to maintain in full force and effect, for a number of years equal to the greater of (a) the number of years (including partial years) that would have been remaining in the employment period if the employment agreement had not so terminated but was not subsequently extended and (b) three, all employee benefit plans and programs in which Mr. Sharp was entitled to participate immediately prior to the termination date; and (v) if termination of the employment agreement arises out of a breach by GPC, GPC is required to pay all other damages to which Mr. Sharp may be entitled as a result of such breach.

Notwithstanding the foregoing, GPC shall not be obligated to pay any portion of any amount otherwise payable to Mr. Sharp if GPC could not reasonably deduct such portion solely by operation of Section 280G.

The Company guaranteed the performance by GPC of its obligations under Mr. Sharp’s employment agreement.

Andrea D. Kantor. As of May 1, 2001, Andrea D. Kantor and the Company entered into an employment agreement pursuant to which Ms. Kantor was employed as the Vice President and General Counsel of the Company. Unless sooner terminated pursuant to its terms, the employment agreement terminated on June 30, 2004, provided however, that since the employment agreement was not terminated prior to June 30, 2002, the employment agreement provided that it was extended on June 30, 2002 to June 30, 2005. On January 21, 2005, the Compensation Committee amended Ms. Kantor’s employment agreement, to provide that the employment agreement now terminates on June 30, 2007.

Commencing May 1, 2001, Ms. Kantor’s base annual salary was $190,000, with annual increases to be determined by the Board of Directors of not less than the greater of (i) 3% and (ii) the percentage increase in the Consumer Price Index. Ms. Kantor is entitled to an annual bonus, as determined by the Board based upon the Company’s revenues, profits or losses, financing activities, and such other factors deemed relevant by the Board. Ms. Kantor received a discretionary bonus of $50,000 in 2006 for 2005 and $50,000 in 2005 for 2004. The Company is required to provide Ms. Kantor with an automobile and to maintain the existing life and disability insurance covering Ms. Kantor.

The Company may terminate the employment agreement for Cause, which is defined as (i) the willful and continued failure by Ms. Kantor to substantially perform her duties or obligations or (ii) the willful engaging by Ms. Kantor in misconduct which is materially monetarily injurious to the Company. If the employment agreement is terminated for Cause, the Company is required to pay Ms. Kantor her full salary through the date her employment is terminated. If Ms. Kantor’s employment is terminated by her death, the Company is required to pay to her spouse or estate her full salary for a period of one year. If, as a result of Ms. Kantor’s incapacity due to physical or mental illness, she is absent from her duties on a full-time basis for the entire period of six consecutive months, and she does not return within 30 days of notice, the Company may terminate her employment. Ms. Kantor is entitled to receive her full salary during the disability period until her employment is terminated.

Ms. Kantor can terminate the employment agreement for Good Reason, which is defined to include (i) a change in control of the Company, (ii) a management change in control of the Company, or (iii) a failure by the Company to comply with any material provision of the employment agreement which has not been cured within ten days after notice. A “change in control” of the Company is defined as any of the following, but only if not approved by the Board of Directors, (i) a change in control of a nature that would be required to be reported in response to Item 1(a) of Form 8-K, other than a change of control resulting in control by Mr. Feldman or Mr. Greenberg or a group including Mr. Feldman or Mr. Greenberg, (ii) any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act), other than Mr. Feldman or Mr. Greenberg or a group including Mr. Feldman or Mr. Greenberg, is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 20% or more of the combined voting power of the Company’s then outstanding securities, (iii) the Company and its affiliates owning less than a majority of the voting stock of GPC, (iv) the sale of all or substantially all of the assets of GPC, or (v) at any time when there has not been a management change of control of the Company, individuals who were either nominated for election or elected by the Board of Directors of the Company cease for any reason to constitute at least a majority of the Board. A “management change in control” of the Company is defined as (i) an event that would have constituted a change of control of the Company if it had not been approved by the Board of Directors or (ii) a change in control of the Company of a nature that would be required to be reported in response to Item 1(a) of Form 8-K, resulting in control by a buy-out group including Mr. Feldman or Mr. Greenberg.

If the Company wrongfully terminates the employment agreement or Ms. Kantor terminates the employment agreement for Good Reason (other than as a result of a management change of control), (i) the Company is required to pay Ms. Kantor her full salary and provide her benefits through the termination date, and pay her full annual bonus for the calendar year in which termination occurs; (ii) the Company is required to pay as severance pay to Ms. Kantor an amount equal to (a) Ms. Kantor’s average annual cash compensation received from the Company during the three full calendar years immediately preceding the termination date, multiplied by (b) the greater of (I) the number of years (including partial years) that would have been remaining in the employment period if the employment agreement had not so terminated but was not subsequently extended and (II) three, such payment to be made (c) if termination is based on a change of control of the Company, in a lump sum or (d) if termination results from any other cause, in substantially equal semimonthly installments payable over the number of years (including partial years) that would have been remaining in the employment period if the employment agreement had not so terminated but was not subsequently extended; (iii) all options to purchase the Company’s Common Stock granted to Ms. Kantor under the Company’s option plan or otherwise immediately become fully vested and terminate on such date as they would have terminated if Ms. Kantor’s employment by the Company had not terminated and, if Ms. Kantor’s termination is based on a change of control of the Company and Ms. Kantor elects to surrender any or all of such options to the Company, the Company is required to pay Ms. Kantor a lump sum cash payment equal to the excess of (a) the fair market value on the termination date of the securities issuable upon exercise of the options surrendered over (b) the aggregate exercise price of the options surrendered; (iv) the Company is required to maintain in full force and effect, for a number of years equal to the greater of (a) the number of years (including partial years) that would have been remaining in the employment period if the employment agreement had not so terminated but was not subsequently extended and (b) three, all employee benefit plans and programs in which Ms. Kantor was entitled to participate immediately prior to the termination date; and (v) if termination of the employment agreement arises out of a breach by the Company, the Company is required to pay all other damages to which Ms. Kantor may be entitled as a result of such breach.

If Ms. Kantor terminates the employment agreement for Good Reason as a result of a management change of control, (i) the Company is required to pay Ms. Kantor her full salary and provide her benefits through the termination date, and pay her full annual bonus for the calendar year in which termination occurs; (ii) the Company is required to pay as severance pay to Ms. Kantor a lump sum amount equal to twice Ms. Kantor’s average annual cash compensation received from the Company during the three full calendar years immediately preceding the termination date; (iii) all options to purchase the Company’s Common Stock granted to Ms. Kantor under the Company’s option plan or otherwise immediately become fully vested and terminate on such date as they would have terminated if Ms. Kantor’s employment by the Company had not terminated and, if Ms. Kantor elects to surrender any or all of such options to the Company, the Company is required to pay Ms. Kantor a lump sum cash payment equal to the excess of (a) the fair market value on the termination date of the securities issuable upon exercise of the options surrendered over (b) the aggregate exercise price of the options surrendered; and (iv) the Company is required to maintain in full force and effect for two years all employee benefit plans and programs in which Ms. Kantor was entitled to participate immediately prior to the termination date.

Notwithstanding the foregoing, the Company shall not be obligated to pay any portion of any amount otherwise payable to Ms. Kantor if the Company could not reasonably deduct such portion solely by operation of Section 280G.

Sharon Esposito-Mayer. As of August 16, 2005, Sharon Esposito-Mayer and GPC entered into an employment agreement pursuant to which Ms. Esposito-Mayer is employed as Executive Vice President of GPC. The employment agreement amended and restated a prior employment agreement between GPC and Ms. Esposito-Mayer dated as of April 11, 2005. Unless sooner terminated pursuant to its terms, the employment agreement terminates on July 31, 2007.

Commencing April 11, 2005, Ms. Esposito-Mayer’s base annual salary was $180,000, with annual increases to be determined by the Board of Directors of not less than the greater of (i) 3% and (ii) the percentage increase in the Consumer Price Index. GPC is required to provide Ms. Esposito-Mayer with an automobile and cellular phone and to maintain the existing life and disability insurance covering Ms. Esposito-Mayer. In addition, Ms. Esposito-Mayer was granted 23,000 Stock Units of the Company’s Common Stock pursuant to the Plan. Upon the occurrence of a “Change in Control” or a “Sale of the Company” during the term of the employment agreement, all of Ms. Esposito-Mayer’s stock options to purchase the Company’s Common Stock will immediately become fully vested and exercisable and all of Ms. Esposito-Mayer’s stock units will immediately be paid in unrestricted shares of the Company’s Common Stock. For purposes of the employment agreement, a Change in Control is deemed to have occurred if any person who was not on March 18, 2005 a “beneficial owner” (as defined in Rule 13d-3 under the Securities Exchange Act of 1934, as amended), directly or indirectly, of securities of the Company representing 15% of more of the combined voting power of the Company’s outstanding securities becomes the beneficial owner, directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company’s outstanding securities and a “Sale of the Company” is deemed to have occurred if (i) the Company engages in a transaction or series of transactions (including, without limitation, a merger or consolidation) with another corporation, partnership, limited liability company, joint venture, trust or other entity, and the stockholders of the Company immediately prior to such transaction(s) do not, after such transaction(s), hold at least 50% of the voting power of the Company or its successor, (ii) the Company and its affiliates cease to own more than 80% of the voting stock of GPC, (iii) all or substantially all of the assets of the Company, GPC, or the business unit of GPC with regard to which Ms. Esposito-Mayer is assigned are sold, or (iv) the Company’s Common Stock is neither listed on a national securities exchange nor authorized to be quoted in an inter-dealer quotation system of a registered national securities association.

GPC may terminate the employment agreement if (i) Ms. Esposito-Mayer is physically or mentally incapacitated or disabled or otherwise unable fully to discharge her duties for a period of 90 consecutive days, (ii) Ms. Esposito-Mayer is convicted, plead guilty, or enter a plea of nolo contendere to a felony or a crime involving moral turpitude, (iii) Ms. Esposito-Mayer commits any act or omit to take any action in bad faith and to the detriment of GPC, or (iv) Ms. Esposito-Mayer (A) willfully and continually fails to perform her duties or obligations under any provision of the employment agreement (other than provisions relating to non-competition, non-solicitation, or protection of confidential information) in any material respect, and does not correct such failure within 10 days after receipt of written notice thereof, or (B) fails to perform her duties or obligations under the provisions of the employment agreement relating to non-competition, non-solicitation, or protection of confidential information in any material respect. Upon such termination, GPC is required to pay Ms. Esposito-Mayer her full salary through the date her employment is terminated.

Ms. Esposito-Mayer can resign for “Just Cause,” which occurs if Ms. Esposito-Mayer resigns within 30 days following (A) GPC, without the express written consent of Ms. Esposito-Mayer, (i) imposing any significant change in Ms. Esposito-Mayer’s function, duties, or responsibilities that is not consistent with Ms. Esposito-Mayer being an executive of GPC and failing to rescind or modify such change within 10 business days after receipt of written notice from Ms. Esposito-Mayer, or (ii) failing to make any material payment or provide any material benefit contemplated under the employment agreement to Ms. Esposito-Mayer, and failing to correct any such deficiency within 10 business days after receipt of written notice from Ms. Esposito-Mayer, or (B) GPC breaching any other term of the employment agreement and not correcting such failure or breach within 30 days after written notice from Ms. Esposito-Mayer. If Ms. Esposito-Mayer resigns for Just Cause or GPC wrongfully terminates Ms. Esposito-Mayer’s employment, and Ms. Esposito-Mayer is in full compliance with her obligations under the provisions of the employment agreement relating to non-competition, non-solicitation, and protection of confidential information, then for the period that would have been remaining in the term of the employment agreement if Ms. Esposito-Mayer had not so resigned or been terminated or for a period of 6 months after termination (whichever is longer), (1) GPC will continue to pay Ms. Esposito-Mayer her base annual salary at the rate in effect on the date of such employment termination, and (2) Ms. Esposito-Mayer will continue to be eligible to receive such benefits as she would have been entitled to had her employment not terminated. In addition, in such case, for purposes of her stock units, Ms. Esposito-Mayer will be deemed to have been employed by GPC through April 10, 2008. Such benefits will terminate if Ms. Esposito-Mayer does not remain in compliance with the provisions of the employment agreement relating to non-competition, non-solicitation, and protection of confidential information. If Ms. Esposito-Mayer resigns for Just Cause or GPC wrongfully terminates Ms. Esposito-Mayer’s employment, and Ms. Esposito-Mayer is not in full compliance with her obligations under the provisions of the employment agreement relating to non-competition, non-solicitation, and protection of confidential information, then GPC is only required to pay Ms. Esposito-Mayer her full salary through the date her employment is terminated.

If Ms. Esposito-Mayer’s employment is terminated by her death, GPC is required to pay to her estate her full salary to the end of the calendar month and for the next two months. In addition, in such case, for purposes of her stock units, Ms. Esposito-Mayer will be deemed to have been employed by GPC through July 31, 2007.

If the employment agreement expires on July 31, 2007 and during the period commencing on August 1, 2007 and ending on April 10, 2008, (i) (A) Ms. Esposito-Mayer resigns within 30 days following GPC’s, without the express written consent of Ms. Esposito-Mayer, (I) imposing any significant change in Ms. Esposito-Mayer’s function, duties, or responsibilities that is not consistent with Ms. Esposito-Mayer being an executive of GPC and failing to rescind or modify such change within 10 business days after receipt of written notice from Ms. Esposito-Mayer, or (II) materially reducing Ms. Esposito-Mayer’s compensation or benefits from those provided under the employment agreement, and failing to rescind such reduction within 10 business days after receipt of written notice from Ms. Esposito-Mayer, or (B) GPC terminates Ms. Esposito-Mayer’s employment for reasons other than (I) Ms. Esposito-Mayer’s physical or mental incapacity or disability or other inability to fully to discharge her duties for a period of 90 consecutive days, (II) Ms. Esposito-Mayer is convicted, plead guilty, or enter a plea of nolo contendere to a felony or a crime involving moral turpitude, (III) Ms. Esposito-Mayer commits any act or omit to take any action in bad faith and to the detriment of GPC, or (IV) Ms. Esposito-Mayer fails to perform her duties or obligations to GPC and does not corrects such failure or breach within 10 days after receipt of written notice thereof and (ii) Ms. Esposito-Mayer is in full compliance with her obligations under the provisions of the employment agreement relating to non-competition, non-solicitation, and protection of confidential information, then, for purposes of her stock units, Ms. Esposito-Mayer will be deemed to have been employed by GPC through April 10, 2008. Such benefits will terminate if Ms. Esposito-Mayer does not remain in compliance with the provisions of the employment agreement relating to non-competition, non-solicitation, and protection of confidential information.

Jerome I. Feldman. As of June 1, 1999, Jerome I. Feldman and the Company entered into an employment agreement pursuant to which Mr. Feldman was employed as President and Chief Executive Officer of the Company until May 31, 2004, unless sooner terminated. Effective June 12, 2001, Mr. Feldman resigned as President of the Company and Scott N. Greenberg was elected to that office. On April 1, 2002, the Compensation Committee extended Mr. Feldman’s Employment Agreement until May 31, 2007, which extension was ratified unanimously by the Board of Directors on May 3, 2002, with Mr. Feldman abstaining. Effective April 26, 2005, Mr. Feldman was appointed Chairman of the Executive Committee and Scott Greenberg was elected Chief Executive Officer. Pursuant to a management services agreement, commencing November 24, 2004, NPDC pays the Company a management fee to cover a portion of the compensation of certain officers of the Company who provide services to NPDC, which includes reimbursement of approximately 80% of Mr. Feldman’s compensation. See Item 13. “Certain Relationships and Related Transactions.”

Commencing June 1, 1999, Mr. Feldman’s base annual salary was $400,000, with annual increases of $25,000. The Company and Mr. Feldman also agreed to negotiate in good faith to formulate an annual incentive based compensation arrangement based on the Company’s achieving certain financial milestones which were fair and equitable to Mr. Feldman and the Company and its stockholders. Pursuant to such provision, the Compensation Committee approved an Incentive Compensation Agreement (the “Incentive Agreement”) with Mr. Feldman on April 1, 2002, which Incentive Agreement was ratified unanimously by the Board of Directors on May 3, 2002, with Mr. Feldman abstaining.

Pursuant to the Incentive Agreement, Mr. Feldman, was eligible to receive from the Company up to five payments in an amount of $1 million each, based on the closing price of the Company’s

Common Stock sustaining or averaging increasing specified levels over periods of at least 10 consecutive trading days. On each of June 11, 2003, July 23, 2003, December 22, 2003, November 3, 2004 and December 10, 2004, Mr. Feldman earned an incentive payment of $1 million. To the extent there were any outstanding loans from the Company to Mr. Feldman at the time an incentive payment was payable, the Company had the right to set-off the payment of such incentive payment first against the outstanding accrued interest under such loans and next against any outstanding principal.

Each incentive payment was payable on the date earned, except that any incentive payment earned prior to December 31, 2003 is payable on the Company’s last payroll date in December. On October 1, 2003, the Incentive Agreement was amended to allow Mr. Feldman to defer receipt of any incentive payment for a period of at least six months. The deferral period will automatically renew unless Mr. Feldman gives a termination notice at least 30 days prior to the expiration of the deferral period. However, no deferral period may end later than May 31, 2007. A deferral notice with respect to any incentive payment earned prior to December 31, 2003 was required to be given prior to December 1, 2003 (which deferral notice was timely given by Mr. Feldman) and a deferral notice with respect to any incentive payment earned on or after December 31, 2003 was required to be given at least five business days prior to the date that such incentive payment was earned (which deferral notice was timely given by Mr. Feldman). Pursuant to such deferral provisions, all five incentive payments are payable in January 2007, unless further deferred. A deferral notice cannot be given, and any deferral period will end, if any outstanding loan from the Company to Mr. Feldman is due and payable and is not otherwise paid. Interest accrues on each deferred amount at the prime rate minus 1%, which is 1% less than the interest rate accrued on the Company’s outstanding loans to Mr. Feldman.

Although any set-off of the payments earned on June 11, 2003, July 23, 2003, December 22, 2003, November 3, 2004 and December 10, 2004 will take place in future periods when such amounts are payable, for accounting purposes, the set-offs will be deemed to have occurred on the dates earned since the Company possesses the right of set-off under the Incentive Agreement. As a result, for accounting purposes only, the Company applied the first $1 million earned by Mr. Feldman against $1 million of accrued interest, the second $1 million against $163,000 of accrued interest and $837,000 of principal,  the third $1 million against $64,000 of accrued interest and $936,000 of principal, the fourth $1 million against $86,000 of accrued interest and $914,000 of principal, and the fifth million against $67,000 of accrued interest and  $933,000 of principal, which resulted in the outstanding principal balance of the note being reduced, for accounting purposes only, to approximately $619,000 as of December 31, 2004 and December 31, 2005. On January 19, 2006, Mr. Feldman repaid approximately $496,000 of the principal balance of the note.

Pursuant to the employment agreement entered into in 1999, the Company granted Mr. Feldman under the Company’s option plan, options to purchase 100,000 shares of the Company’s Common Stock at an exercise price of $8.00 per share, which options expired on May 31, 2004. The Company is required to provide Mr. Feldman with an automobile, to pay for country club dues, which membership is to be used primarily to further the Company’s business, and to maintain the existing life and disability insurance covering Mr. Feldman. The maturity date of the Company’s presently outstanding loans to Mr. Feldman was extended to May 31, 2007, and all contractual restrictions imposed by the Company on the disposition by Mr. Feldman of shares of Class B Stock were terminated. On April 1, 2002, the Compensation Committee amended the Employment Agreement to extend the maturity date of such loans to May 31, 2007, which amendment was ratified unanimously by the Board of Directors on May 3, 2002, with Mr. Feldman abstaining.

The Company may terminate the employment agreement for Cause, which is defined as (i) the willful and continued failure by Mr. Feldman to substantially perform his duties or obligations or (ii) the willful engaging by Mr. Feldman in misconduct which is materially monetarily injurious to the Company. If the employment agreement is terminated for Cause, the Company is required to pay Mr. Feldman his full salary through the date his employment is terminated. If Mr. Feldman’s employment is terminated by his death, the Company is required to pay to his heirs, in a lump sum, an amount equal to his full salary for the period ending May 31, 2007. If, as a result of Mr. Feldman’s incapacity due to physical or mental illness, he is absent from his duties on a full-time basis for the entire period of six consecutive months, and he does not return within 30 days of notice, the Company may terminate his employment. Mr. Feldman is entitled to receive his full salary during the disability period until his employment is terminated.

Mr. Feldman can terminate the employment agreement for Good Reason, which is defined to include (i) a change in control of the Company or (ii) a failure by the Company to comply with any material provision of the employment agreement which has not been cured within ten days after notice. A “change in control” of the Company is defined as (i) a change in control of a nature that would be required to be reported in response to Item 1(a) of Current Report on Form 8-K (“Form 8-K”) pursuant to Section 13 or 15(d) of the Exchange Act, other than a change of control resulting in control by Mr. Feldman or a group including Mr. Feldman, (ii) any “person” (as such term is used in Sections 13(d) and 14(d) of the Exchange Act), other than Mr. Feldman or a group including Mr. Feldman, is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 20% or more of the combined voting power of the Company’s then outstanding securities, or (iii) at any time individuals who were either nominated for election or elected by the Board of Directors of the Company cease for any reason to constitute at least a majority of the Board. Mr. Feldman has agreed that he will not seek to terminate the employment agreement for Good Reason as a result of no longer serving as President and Chief Executive Officer of the Company or being assigned his present duties.

If the Company wrongfully terminates the employment agreement or Mr. Feldman terminates the employment agreement for Good Reason, then (i) the Company is required to pay Mr. Feldman his full salary through the termination date; (ii) the Company is required to pay as severance pay to Mr. Feldman an amount equal to (a) Mr. Feldman’s average annual cash compensation received from the Company during the three full calendar years immediately preceding the termination date, multiplied by (b) the greater of (i) the number of years (including partial years) that would have been remaining in the employment period if the employment agreement had not so terminated and (ii) three, such payment to be made (c) if termination is based on a change of control of the Company, in a lump sum or (d) if termination results from any other cause, in substantially equal semimonthly installments payable over the number of years (including partial years) that would have been remaining in the employment period if the employment agreement had not so terminated; (iii) all options to purchase the Company’s Common Stock granted to Mr. Feldman under the Company’s option plan or otherwise immediately become fully vested and terminate on such date as they would have terminated if Mr. Feldman’s employment by the Company had not terminated and, if

Mr. Feldman’s termination is based on a change of control of the Company and Mr. Feldman elects to surrender any or all of such options to the Company, the Company is required to pay Mr. Feldman a lump sum cash payment equal to the excess of (a) the fair market value on the termination date of the securities issuable upon exercise of the options surrendered over (b) the aggregate exercise price of the options surrendered; (iv) the Company is required to maintain in full force and effect, for a number of years equal to the greater of (a) the number of years (including partial years) that would have been remaining in the employment period if the employment agreement had not so terminated and (b) three, all employee benefit plans and programs in which Mr. Feldman was entitled to participate immediately prior to the termination date; and (v) if termination of the employment agreement arises out of a breach by the Company, the Company is required to pay all other damages to which Mr. Feldman may be entitled as a result of such breach.

Notwithstanding the foregoing, the Company shall not be obligated to pay any portion of any amount otherwise payable to Mr. Feldman if the Company could not reasonably deduct such portion solely by operation of Section 280G (“Section 280G”) of the Internal Revenue Code of 1986, as amended.

Item 12.           Security Ownership of Certain Beneficial Owners and Management

PRINCIPAL STOCKHOLDERS

The following table sets forth the number of shares of Common Stock beneficially owned as of April 1, 2006 by each person who is known by the Company to own beneficially more than 5% of the Company’s outstanding Common Stock.

Title of Class	Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common Stock	Caxton International Limited	1,586,071 shares(1)	10.1%
	315 Enterprise Drive
	Plainsboro, NJ 08536

Common Stock	Dimensional Fund Advisors, Inc.	1,198,555 shares(2)	7.6%
	1299 Ocean Avenue
	Santa Monica, CA 90401

Common Stock	Gabelli Asset Management, Inc.	1,220,716 shares(3)	7.3%
	One Corporate Center
	Rye, NY 10580

Common Stock	Jack Silver	1,000,000 shares(4)	6.4%
	Sherleigh Associates LLC
	660 Madison Avenue
	New York, NY 10021

(1)   Based on a Schedule 13G/A filed jointly by Caxton International Limited, GDK, Inc., Caxton Equity Growth LLC, Caxton Associates, LLC, Bruce S. Kovner, and Ross Taylor with the SEC on February 15, 2006.

(2)   Based on a Schedule 13G/A filed by Dimensional Fund Advisors Inc. (“Dimensional”) with the SEC on February 6, 2006. Dimensional has informed the Company that the shares are owned by advisory clients of Dimensional and that Dimensional disclaims beneficial ownership of such shares.

(3)   Based on a Schedule 13D filed jointly by GGCP, Inc., MJG Associates, Inc., GAMCO Investors, Inc., Gabelli Funds, LLC, GAMCO Asset Management, Inc. and Mario J. Gabelli with the SEC on January 27, 2006. Includes 983,116 shares issuable upon exercise of warrants to purchase shares of the Company’s Common Stock. Mario Gabelli directly or indirectly controls or acts as chief investment officer of the aforementioned entities. See Item 13 - “Certain Relationships and Related Transactions.”

(4)   Based on a Schedule 13G filed by Jack Silver with the SEC on December 9, 2005.

SECURITY OWNERSHIP OF DIRECTORS AND NAMED EXECUTIVE OFFICERS

The following table sets forth, as of April 1, 2006, the beneficial ownership of Common Stock, by each director, each of the named executive officers, and all directors and executive officers as a group.

	Total Number of Shares of Common Stock Beneficially Owned		Percent of Common Stock Owned(1)

Harvey P. Eisen(2)(3)(4)	352,653	(5)	2.2
Jerome I. Feldman(4)	711,598	(6)	4.5
Marshall S. Geller(2)(3)(7)	217,786	(8)	1.4
Scott N. Greenberg(4)	190,548	(9)	1.2
Richard C. Pfenniger, Jr.(3)(7)	9,590			*
Ogden R. Reid(7)	16,671	(8)		*
Douglas E. Sharp	161,629	(8)	1.0
Andrea D. Kantor	70,003	(8)		*
Sharon Esposito-Mayer	38,697	(8)		*
Directors and Executive Officers as a Group (11 persons)	1,849,845	(10)	11.4

*Less than one percent.

(1)       Assumes for each beneficial owner and directors and executive officers as a group that all options are exercised in full only by the named beneficial owner or members of the group and no other options are exercised.

(2)       Member of the Nominating/Corporate Governance Committee.

(3)       Member of the Compensation Committee.

(4)       Member of the Executive Committee.

(5)       Includes 350,000 shares of Common Stock beneficially owned by Bedford Oak Partners, L.P. (“Bedford Oak”). Mr. Eisen is deemed to have beneficial ownership of such shares by virtue of his position as managing member of Bedford Oak Advisors, LLC, the investment manager of Bedford Oak.

(6)       Includes (i) 1,173 shares of Common Stock held by members of Mr. Feldman’s family, (ii) 119,716 shares of Common Stock issuable upon exercise of currently exercisable stock options held by Mr. Feldman and (iii) 5,059 shares of common Stock allocated to Mr. Feldman’s account pursuant to the provisions of the GP Plan. Mr. Feldman disclaims beneficial ownership of the 1,173 shares of Common Stock held by members of his family.

(7)       Member of the Audit Committee.

(8)       Includes 11,972 shares for each of Messrs. Geller and Reid, 130,942 shares for Mr. Sharp, 59,858 shares for Ms. Kantor and 32,683 shares for Ms. Esposito-Mayer, issuable upon exercise of currently exercisable stock options, and 7,913 shares for Mr. Sharp, 145 shares for Ms. Kantor and 5,989 for Ms. Esposito-Mayer allocated pursuant to the provisions of the GP Plan.

(9)       Includes (i) 119,716 shares of Common Stock issuable upon exercise of currently exercisable stock options held by Mr. Greenberg, (ii) 7,114 shares of Common Stock allocated to Mr. Greenberg’s account pursuant to the provisions of the GP Plan and (iii) 4,000 shares of Common Stock held by members of his family. Mr. Greenberg disclaims beneficial ownership of the 4,000 shares held by members of his family.

(10)     Includes 559,170 shares of Common Stock issuable upon exercise of currently exercisable stock options and 34,256 shares of Common Stock allocated to accounts pursuant to the provisions of the GP Plan.

Equity Compensation Plan Information

The following is information as of December 31, 2005 about shares of Company Common Stock that may be issued upon the exercise of options, warrants and rights under the Company’s Non-Qualified Stock Option Plan, which were not approved by security holders, and 2003 Incentive Stock Plan, which was approved by security holders. For a description of the material terms of the Company’s Non-Qualified Stock Option Plan and the Company’s 2003 Incentive Stock Plan, see Note 12 to the Notes to the Consolidated Financial Statements.

	Non-Qualified Stock Option Plan	Incentive Stock Plan

Plan category:
Equity compensation plans not approved by security holders:
(a) Number of securities to be issued upon exercise of outstanding options(1)	1,411,345
(b) Weighted average exercise price of outstanding options(1)	$4.83
(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in row (a))(2)	1,331,094

Equity compensation plans approved by security holders:
(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights
(b) Weighted average exercise price of outstanding options, warrants and rights
(c) Number of securities remaining available for future issuance under equity compensation plans		1,732,000

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

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Share Repurchases and Exchanges

On January 19, 2006, the Company purchased from (i) EGI-Fund (02-04) Investors, L.L.C. (“EGI”) 1,090,000 shares of the Company’s Common Stock for a price per share equal to $6.80 and 300,000 shares of the Company’s Class B Stock for a price per share equal to $8.30 (the aggregate purchase price paid by the Company to EGI was $9,902,000) and (ii) Bedford Oak 1,031,500 shares of the Company’s Common Stock for a price per share equal to $6.80 and 300,000 shares of the Company’s Class B Stock for a price per share equal to $8.30 (the aggregate purchase price paid by the Company to Bedford Oak was $9,504,200). Simultaneously with such purchases, Jerome I. Feldman agreed with the Company to exchange 568,750 shares of the Company’s Class B Stock for Common Stock, at a rate of one share of Class B Stock for one share of Common Stock, for a price of $1.50 per share exchanged (the aggregate price paid by the Company to Mr. Feldman was $853,125, which Mr. Feldman applied toward repayment of indebtedness owed by him to the Company).

Harvey Eisen, Chairman of the Board of the Company, is deemed to have beneficial ownership of the shares owned by Bedford Oak by virtue of his position as managing member of Bedford Oak Advisors, LLC, the investment manager of Bedford Oak. EGI had designated Matthew Zell as a Director of the Company. Mr. Zell resigned from the Board of Directors of the Company simultaneously with such repurchase. Mr. Feldman is the Chairman of the Executive Committee of the Company and the former Chairman of the Board and Chief Executive Officer of the Company. The repurchase and exchange transactions were negotiated and approved by a Special Committee of the Board of Directors.

Loans

The Company has made loans to Mr. Feldman, who primarily utilized the proceeds of such loans to exercise options to purchase Class B Stock. Such loans bear interest at the prime rate of Fleet Bank and were secured by the purchased Class B Stock and certain other assets. The largest aggregate amount of indebtedness (including principal and accrued interest) outstanding from January 1, 2005 through March 31, 2006, after giving effect to the application of the five $1 million incentive payments as described under “Employment Agreements - Jerome I. Feldman” and the application of the exchange premium as described above, was $972,000, which was the amount outstanding on December 31, 2005. As of March 31, 2006, the aggregate amount of indebtedness (including principal and accrued interest) outstanding under the loans for accounting purposes only, after giving effect to the application of the five $1 million incentive payments as described under “Employment Agreements - Jerome I. Feldman” and the application of the exchange premium as described above, was approximately $135,000.

On July 1, 2002, the Company made a loan to Douglas Sharp, who was then the President of GPC and is now also the President of the Company, in the principal amount of $150,000 in connection with Mr. Sharp’s relocation. The loan bears interest at the prime rate of Wachovia Bank. The largest aggregate amount outstanding under the loan from January 1, 2005 through March 31, 2006 was approximately $65,000, which was the amount outstanding on January 1, 2005. As of March 31, 2006, the aggregate amount of indebtedness outstanding under the loan was approximately $5,000.

NPDC

On August 8, 2003, pursuant to a Note and Warrant Purchase Agreement, the Company issued and sold to Gabelli Asset Management, Inc. $7,500,000 aggregate principal amount of 6% Conditional Subordinated Notes due 2008 (the “Notes”) and warrants to purchase Company Common Stock. The Notes mature August 2008 with interest at the rate of 6% per annum payable semi-annually commencing on December 31, 2003. The Notes are secured by a mortgage on the Company’s former property located in Pawling, New York that was contributed to MXL Industries, Inc. (“MXL”) in connection with the spin-off (the “Spin-Off”) of NPDC, which occurred on November 24, 2004. MXL, which is now a subsidiary of NPDC, assumed the mortgage, but without liability for repayment of the Notes or any other obligations of the Company under the Note and Warrant Purchase Agreement (other than foreclosure on the property). If there is a foreclosure on the mortgage for payment of the Notes, the Company has agreed to indemnify MXL for the loss of the value of the property.

Prior to the Spin-Off, NPDC was a wholly-owned subsidiary of the Company. In connection with the Spin-Off and while NPDC was a wholly-owned subsidiary of the Company, the Company and NPDC entered into contracts that govern certain relationships between them. The Company and NPDC believe that these agreements are at fair market value and are on terms comparable to those that would have been reached in arm’s-length negotiations had the parties been unaffiliated at the time of the negotiations.

Certain of the Company’s executive officers are also executive officers of NPDC. Such executive officers, who do not receive any compensation from NPDC, provide NPDC with management services under a management agreement between the Company and NPDC entered into while NPDC was a wholly-owned subsidiary of the Company and in connection with the Spin-Off. Services under the management agreement relate to corporate federal and state income taxes, corporate legal services, corporate secretarial administrative support, and executive management consulting. The term of the agreement extends for three years from the date of the Spin-Off, or through November 24, 2007, and may be terminated by either the Company or NPDC on or after July 30, 2006 with 180 days prior written notice, with the exception of the fee relating to Mr. Feldman’s services for which NPDC is liable through May 31, 2007.

Prior to July 1, 2005, under this management agreement, NPDC paid the Company a management fee to cover an allocable portion of the compensation of these officers, based on the time they spent providing services to NPDC, in addition to an allocable portion of certain other corporate expenses. The Company and NPDC amended the management agreement effective July 1, 2005. Pursuant to the amendment, NPDC pays the Company an annual fee of not less than $970,000 as compensation for the management services, payable in equal monthly installments. The fee includes $698,000 for the period July 1, 2005 through June 30, 2006 relating to the services of Jerome I. Feldman, the Chairman of the Company’s Executive Committee, representing approximately 80% of the cost of the compensation and benefits required to be provided by the Company to Mr. Feldman. For the year ended December 31, 2005, NPDC reimbursed the Company approximately $1,141,000 for services under the management agreement.

NPDC also occupies a portion of corporate office space leased by the Company. NPDC compensates the Company approximately an additional $205,000 annually for use of this space. The Company’s lease extends through December 31, 2006.

While NPDC was a wholly-owned subsidiary of the Company and in connection with the Spin-Off, NPDC had entered into a separate management agreement with the Company pursuant to which NPDC provided certain general corporate services to the Company. Under this management agreement, the Company paid NPDC a management fee to cover an allocable portion of corporate overhead related to services performed by NPDC for the Company and its subsidiaries. Effective as of July 1, 2005, the Company and NPDC terminated this management agreement. For the year ended December 31, 2005, the Company paid NPDC $82,000 for services under the management agreement.

Under the distribution agreement relating to the Spin-Off, the Company and NPDC each agreed that neither would take any action that might cause the Spin-Off to not qualify as a tax-free distribution. Should one party take an action which causes the Spin-Off not to so qualify, then that party would be liable to the other for any taxes incurred by the other from the failure of the Spin-Off to qualify as a tax-free distribution.

In connection with the Spin-off, the Company agreed to make an additional capital contribution to NPDC in an amount equal to the first $5 million of any proceeds (net of litigation expenses and taxes incurred, if any), and 50% of any proceeds (net of litigation expenses and taxes incurred, if any) in excess of $15 million, received by the Company from its claims relating to the acquisition by its wholly-owned subsidiary, GPC, of Learning Technologies. In January 2005, the Company made a $5 million additional capital contribution to NPDC pursuant to such agreement. In addition, as of December 31, 2005 and as of the date hereof, the Company had a payable to NPDC of approximately $1,201,000 for an additional capital contribution relating to litigation proceeds in the amount of $9,000,000 received by the Company in December 2005.

Jerome I. Feldman, the Chairman of the Company’s Executive Committee, is also Chairman and Chief Executive Officer of NPDC, as well as Chairman of the Board of Five Star, a subsidiary of NPDC. Scott N. Greenberg, the Company’s President and Chief Executive Officer, is a Director and the Chief Financial Officer of NPDC. Andrea D. Kantor, the Company’s Executive Vice President

and General Counsel, is the Vice President and General Counsel of NPDC. Harvey P. Eisen, a Director of the Company, is also a Director of NPDC.

GSE

Pursuant to a management services agreement, the Company provides corporate support services to GSE. GSE pays the Company an annual fee of $685,000 for these services and can terminate the agreement by providing sixty days written notice. The management services agreement can be renewed by GSE for successive one-year terms and was renewed through December 31, 2006. Subsequent to the spin-off by the Company to its stockholders of its 58% interest in GSE effective September 30, 2005, the Company continues to provide GSE with corporate support services through December 31, 2006.

GSE was an additional borrower under GPC’s credit agreement, and the Company also agreed to guarantee GSE’s borrowings as part of its fee pursuant to the management services agreement described above. On March 8, 2006, GSE repaid its borrowings of $1,182,000 under GPC’s credit agreement and GSE ceased to be a borrower under such agreement.

Michael Feldman received an annual salary of approximately $110,000 from GSE as Executive Vice President in 2005. Michael Feldman currently receives an annual salary of $110,000 from GSE. Michael Feldman is the son of Jerome I. Feldman, the Chairman of the Company’s Executive Committee.

Jerome I. Feldman, the Chairman of the Company’s Executive Committee and the Company’s former Chairman of the Board and Chief Executive Officer, is also Chairman of the Board of GSE. Scott N. Greenberg, the Company’s Chief Executive, Officer and Director, Douglas Sharp, the President of the Company, Andrea D. Kantor, the Company’s Executive Vice President and General Counsel, and Michael Feldman, the son of Jerome Feldman, is each a Director of GSE.

Guarantees

The Company guarantees certain operating leases for Five Star’s New Jersey and Connecticut warehouses, totaling approximately $1,589,000 per year through the first quarter of 2007. The Company’s guarantee of Five Star’s leases remained in effect subsequent to the spin-off of NPDC.

Subsequent to the spin-off of NPDC, the Company continues to guarantee the repayment of two debt obligations of MXL, which are secured by property and certain equipment of MXL. The aggregate outstanding balance as of December 31, 2005 was $1.4 million. The Company’s guarantees expire upon the maturity of the debt obligations which are October 1, 2006 and March 31, 2011.

The Company continued to guarantee GSE’s borrowings under GPC’s Credit Agreement (for which $1,500,000 is allocated for use by GSE) subsequent to the spin-off on September 30, 2005. As of December 31, 2005, GSE had borrowings of $1,182,000 under the Credit Agreement. In March 2006, GSE repaid its borrowings in full and ceased to be a Borrower under the Credit Agreement.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accountant Fees

The following table sets forth the fees billed to the Company for the years ended December 31, 2005 and 2004 for professional services rendered by the Company’s independent registered public accountants, KPMG LLP:

	2005	2004 (e)

Audit Fees (a)	$808,000	$1,020,000
Audit-Related Fees (b)	$50,000	$216,200
Tax Fees (c)	$66,000	$151,500
All Other Fees (d)	$40,000	$0

(a)   Audit-fees for 2005 consisted of fees for the audit of the Company’s consolidated financial statements, including quarterly review services in accordance with SAS No. 100, fees with respect to the audit of Internal Control over Financial Reporting for the Company, and review of SEC reporting matters for the Company. Audit fees for 2004 include GSE. See (e) below.

(b)   Audit-related fees consisted of the audit of the financial statement of employee benefit plans and statutory audit services for subsidiaries of GPC in 2005 and 2004, and accounting research for the Company in 2004.

(c)   Includes fees for tax compliance services and research.

(d)   Other fees paid to KPMG for 2005 consisted of a SAS 70 Readiness Assessment on the Company’s Business Process Outsourcing (“BPO”) services. There were no other fees paid to KPMG for 2004 that do not fall into any other specified categories.

(e)   The amounts for 2004 include fees for GSE, which was a majority-owned subsidiary of the Company from October 23, 2003 to September 30, 2005. For 2004, audit fees attributable to GSE were $140,000, audit-related fees attributable to GSE were $38,000 and tax fees attributable to GSE were $5,000.

Policy on Pre-Approval of Services Provided by Independent Auditor

Pursuant to the requirements of the Sarbanes-Oxley Act of 2002, the terms of the engagement of KPMG are subject to specific pre-approval policies of the Audit Committee. All audit and permitted non-audit services to be performed by KPMG require pre-approval by the Audit Committee in accordance with pre-approval policies established by the Audit Committee. The procedures require all proposed engagements of KPMG for services of any kind be directed to the Company’s Chief Financial Officer and then submitted for approval to the Audit Committee prior to the beginning of any service.

Part IV

Item 15: Exhibits and Financial Statement Schedules

(a) (1) and (2)        No financial statements or schedules are filed with this report on Form 10-K/A.

(3)      Exhibits

Consent of Independent Registered Public Accounting Firm                                                                                          **

(b)  The following documents are filed as part of this Annual Report on Form 10-K/A:

Exhibit number	Description

3.1	Restated Certificate of Incorporation of the Registrant filed on October 6, 1995. Incorporated herein by reference to Exhibit 3 of the Registrant’s Form 10-Q for the quarter ended September 30, 1995.

3.2

Amendment to the Registrant’s Restated Certificate of Incorporation filed on January 24, 1997. Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 10-K for the year ended December 31, 1996.

3.3

Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant dated June 23, 1997. Incorporated herein by reference to Exhibit 3.3 of the Registrant’s Form 10-K for the year ended December 31, 2004.

3.4

Amendment to the Registrant’s Restated Certificate of Incorporation filed on March 5, 1998. Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

3.5	Amended and Restated By-Laws of the Registrant. Incorporated herein by reference to Exhibit 1 of the Registrant’s Form 8-K filed on September 1, 1999.

+10.1

1973 Non-Qualified Stock Option Plan of the Registrant, as amended on June 26, 2000. Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

+10.2	GP Strategies Corporation 2003 Incentive Stock Plan. Incorporated herein by reference to Exhibit 4 of the Registrant’s Form 10-Q for the quarter ended September 30, 2003.

+10.3	General Physics Corporation 2004 Bonus Plan. Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 10-K for the year ended December 31, 2004.

+10.4

Employment Agreement, dated as of June 1, 1999, between the Registrant and Jerome I. Feldman. Incorporated herein by reference to Exhibit 10 of the Registrant’s Form 10-Q for the quarter ended June 30, 1999.

Exhibit number	Description

+10.5

Amended and Restated Incentive Compensation Agreement dated as of June 11, 2003 between the Registrant and Jerome I. Feldman. Incorporated herein by reference to Exhibit 10 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003.

+10.6

Amendment dated as of October 1, 2003 to the Amended and Restated Incentive Compensation Agreement dated June 11, 2003 between GP Strategies Corporation and Jerome I. Feldman. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003.

+10.7

Amended and Restated Incentive Compensation Agreement dated November 17, 2003 between GP Strategies Corporation and Jerome I. Feldman. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 10-Q for the quarter ended September 30, 2003.

10.8

Stock Exchange Agreement dated January 19, 2006 by and between the Registrant and Jerome I. Feldman. Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K dated January 25, 2006.

+10.9

Employment Agreement, dated as of July 1, 1999, between the Registrant and Scott N. Greenberg. Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 1999.

+10.10

Amendment, dated January 21, 2005, to Employment Agreement dated as of July 1, 1999 between the Company and Scott N. Greenberg. Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on January 25, 2005.

+10.11

Lock-Up Agreement between the Registrant and Scott N. Greenberg in connection with a stock grant authorized by the Compensation Committee of the Board of Directors on March 23, 2005. Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended June 30, 2005.

10.12

Separation Agreement, dated as of September 3, 2002, between General Physics Corporation and John C. McAuliffe. Incorporated herein by reference to Exhibit10 of the Registrant’s Form 8-K filed on September 4, 2002.

+10.13

Employment Agreement dated as of May 1, 2001 between the Registrant and Andrea D. Kantor. Incorporated herein by reference to Exhibit 10 of the Registrant’s Form 10-Q for the quarter ended June 30, 2001

+10.14

Amendment, dated January 21, 2005, to Employment Agreement dated as of May 1, 2001 between the Company and Andrea D. Kantor. Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on January 25, 2005.

+10.15

Stock Unit Agreement between the Registrant and Andrea D. Kantor dated April 11, 2005. Incorporated herein by reference to Exhibit 10.5 of the Registrant’s Form 10-Q for the quarter ended June 30, 2005.

Exhibit number	Description

+10.16

Employment Agreement, dated as of July 1, 1999, between the Registrant and Douglas E. Sharp. Incorporated herein by reference to Exhibit 10.11 of the Registrant’s Form 10-K for the year ended December 31, 2003.

+10.17

Amendment, dated January 21, 2005, to Employment Agreement dated as of July 1, 1999 between the Company and Douglas E. Sharp. Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 25, 2005.

+10.18

Lock-Up Agreement between the Registrant and Douglas E. Sharp in connection with a stock grant authorized by the Compensation Committee of the Board of Directors on March 23, 2005. Incorporated herein by reference to Exhibit 10.4 of the Registrant’s Form 10-Q for the quarter ended June 30, 2005.

+10.19	Employment Agreement, dated August 16, 2005, between the Registrant and Sharon Esposito-Mayer.**

+10.20	Stock Unit Agreement, dated April 11, 2005, between the Registrant and Sharon Esposito-Mayer.**

+10.21

Form of Employment Agreement between the Registrant’s subsidiary, General Physics Corporation and certain officers. Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 2005.

+10.22

Form of Stock Unit Agreement between the Registrant’s subsidiary, General Physics Corporation and certain officers. Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended June 30, 2005.

10.23

Asset Purchase Agreement, dated as of June 3, 1998, by and among SHL Systemhouse Co., MCI Systemhouse Corp., SHL Computer Innovations Inc., SHL Technology Solutions Limited and General Physics Corporation. Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated June 29, 1998.

10.24

Preferred Provider Agreement, dated as of June 3, 1998, by and among SHL Systemhouse Co., MCI Systemhouse Corp., SHL Computer Innovations Inc., SHL Technology Solutions Limited and General Physics Corporation. Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K dated June 29, 1998.

10.25

Financing and Security Agreement dated August 13, 2003 by and between General Physics Corporation, MXL Industries, Inc. and Wachovia Bank National Association. Incorporated herein by reference to Exhibit 10.10 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003.

10.26

Guaranty of Payment Agreement dated August 13, 2003 by GP Strategies Corporation for the benefit of Wachovia Bank, National Association. Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003.

10.27	First Amendment dated March 30, 2004 to the Financing and Security Agreement dated August 13, 2003.**

Exhibit number	Description

10.28	Second Amendment dated July 2, 2004 to the Financing and Security Agreement dated August 13, 2003.**

10.29	Third Amendment dated July 30, 2004 to the Financing and Security Agreement dated August 13, 2003.**

10.30

Fourth Amendment dated January 19, 2006 to the Financing and Security Agreement dated August 13, 2003 by General Physics Corporation, Skillright, Inc., GSE Systems, Inc., GSE Power Systems, Inc., MSHI, Inc. and Wachovia Bank, National Association. Incorporated herein by reference to the Registrant’s Form 8-K dated January 25, 2006.

10.31	Forbearance letter dated August 4, 2005. Incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2005.

10.32	Waiver letter dated February 17, 2006.**

10.33

Rights Agreement, dated as of June 23, 1997, between the Registrant and Computershare Investor Services LLC, as Rights Agent, which includes, as Exhibit A thereto, the Resolution of the Board of Directors with respect to Series A Junior Participating Preferred Stock, as Exhibit B thereto, the form of Rights Certificate and as Exhibit C thereto the form of Summary of Rights. Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on July 17, 1997.

10.34

Amendment, dated as of July 30, 1999, to the Rights Agreement dated as of June 23, 1997, between the Computershare Investor Services LLC, as Rights Agent. Incorporated herein by reference to Exhibit 4.2 of the Registrant’s report on Form 8-A12B/A filed on August 2, 1999.

10.35

Amendment, dated as of December 16, 1999, to the Rights Agreement dated as of June 23, 1997, between the Registrant and Computershare Investor Services LLC, as Rights Agent. Incorporated herein by reference to Exhibit 4.2 of the Company’s report on From 8-A12B/A filed on December 17, 1999.

10.36

Agreement dated, December 29, 1998, among the Registrant, Jerome I. Feldman and Martin M. Pollak. Incorporated herein by reference to Exhibit 10.11 of the Registrant’s Form 10-K for the year ended December 31, 1998.

10.37

Stock Exchange Agreement dated January 19, 2006 by and between the Registrant and Martin M. Pollak. Incorporated herein by reference to Exhibit 10.4 of the Registrant’s Form 8-K dated January 25, 2006.

10.38

Subscription Agreement dated as of October 19, 2001 between the Registrant and Bedford Oak Partners, L.P. Incorporated herein by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001.

10.39

Subscription Agreement dated as of May 3, 2002 by and between the Registrant and Bedford Oak Partners, L.P. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 10-Q for the quarter ended March 31, 2002.

Exhibit number	Description

10.40

Stock Repurchase Agreement dated January 19, 2006 by and between the Registrant and Bedford Oak Partners, L.P. Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 25, 2006.

10.41

Stock Purchase Agreement dated as of May 3, 2002 by and between the Registrant and EGI-Fund(02)04 Investors, L.L.L. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2002.

10.42

Stock Repurchase Agreement dated January 19, 2006 by and between the Registrant and EGI-Fund (02-04) Investors, L.L.C. Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on January 25, 2006.

10.43

Subscription Agreement dated as of May 3, 2002 by and between the Registrant and Marshall Geller. Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 2002.

10.44	Form of Officer’s Pledge Agreement. Incorporated herein by reference to Exhibit 10.33 to the Registrant’s Form 10-K for the year ended December 31, 2002.

10.45	Form of Officer’s Promissory Note. Incorporated herein by reference to Exhibit 10.34 to the Registrant’s Form 10-K for the year ended December 31, 2002.

10.46

Sublease Agreement dated as of December 13, 2002 between the Registrant and Austin Nichols & Company, Inc. Incorporated herein by reference to Exhibit 10.35 to the Registrant’s Form 10-K for the year ended December 31, 2002.

10.47

Lease Agreement dated as of July 5, 2002 between the Registrant’s wholly owned subsidiary, General Physics Corporation and Riggs Company. Incorporated herein by reference to Exhibit 10.36 to the Registrant’s Form 10-K for the year ended December 31, 2002.

10.48

Note and Warrant Purchase Agreement dated August 8, 2003 among GP Strategies Corporation, National Patent Development Corporation and Gabelli Funds, LLC. Incorporated herein by reference to Exhibit 10.0 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003.

10.49

Form of GP Strategies Corporation 6% Conditional Subordinated Note due 2008 dated August 14, 2003. Incorporated herein by reference to Exhibit 10.01 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003.

10.50	Form of GP Strategies Corporation Warrant Certificate dated August 14, 2003. Incorporated herein by reference to Exhibit 10.02 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003.

10.51

Mortgage Security Agreement and Assignment of Leases dated August 14, 2003 between GP Strategies Corporation and Gabelli Funds, LLC. Incorporated herein by reference to Exhibit 10.04 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003.

Exhibit number	Description

10.52

Registration Rights Agreement dated August 14, 2003 between GP Strategies and Gabelli Funds, LLC. Incorporated herein by reference to Exhibit 10.05 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003.

10.53

Indemnity Agreement dated August 14, 2003 by GP Strategies Corporation for the benefit of National Patent Development Corporation and MXL Industries, Inc. Incorporated herein by reference to Exhibit 10.07 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003.

10.54

Subordination Agreement dated August 14, 2003 among GP Strategies Corporation, Gabelli Funds, LLC, as Agent on behalf of the holders of the Company’s 6% Conditional Subordinated Notes due 2008 and Wachovia Bank, National Association. Incorporated herein by reference to Exhibit 10.08 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003.

10.55

Purchase and Sale Agreement dated October 21, 2003 by and between GP Strategies Corporation and ManTech International. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated October 23, 2003.

10.56

Teaming Agreement dated October 21, 2003 by and between GP Strategies Corporation and ManTech International. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated October 23, 2003.

10.57	$5,250,955 Promissory Note dated October 21, 2003 of GP Strategies Corporation. Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K dated October 23, 2003.

10.58

Management Service Agreement dated January 1, 2004 between the Registrant and GSE Systems, Inc. Incorporated herein by reference to Exhibit 10.60 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.59

Form of Management Agreement between the Registrant and National Patent Development Corporation. Incorporated herein by reference to Exhibit 10.1 of National Patent Development Corporation Form S-1, Registration No. 333-118568.

10.60

Amendment dated July 1, 2005, to the Management Agreement dated July 30, 2004 between the Registrant and National Patent Development Corporation. Incorporated herein by reference to Exhibit 10.7 of the Registrant’s Form 10-Q for the quarter ended June 30, 2005.

10.61

Form of Management Agreement between National Patent Development Corporation and the Registrant. Incorporated herein by references to Exhibit 10.2 of National Patent Development Corporation Form S-1, Registration No. 333-118568.

10.62

Termination Agreement dated June 30, 2005 of the Management Agreement dated July 30, 2004, between National Patent Development Corporation and the Registrant. Incorporated herein by reference to Exhibit 10.8 of the Registrant’s Form 10-Q for the quarter ended June 30, 2005.

Exhibit number	Description

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

10.65	Code of Ethics Policy. Incorporated herein by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.66	Form of Indemnification Agreement. Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated December 23, 2005.

18	Not Applicable

19	Not Applicable

20	Not Applicable

21	Subsidiaries of the Registrant**

22	Not Applicable

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm**

28	Not Applicable

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

32.1	Certification Pursuant to Section 18 U.S.C. Section 1350*

+     Constitutes a management contract or compensatory plan or arrangement.

*     Filed herewith.

**   Previously filed.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GP STRATEGIES CORPORATION

Dated: April 27, 2006

	By:	/s/ Scott N. Greenberg
Chief Executive Officer