Form 10-Q
period 2006-03-31
GP STRATEGIES CORP
filed 2006-05-09
CIK 70415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes   ☐ No  ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock as of May 1, 2006:

Class	Outstanding
Common Stock, par value $.01 per share	15,498,855 shares
Class B Capital Stock, par value $.01 per share	—

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Part I. Financial Information
Item 1.	Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets —
March 31, 2006 and December 31, 2005
Condensed Consolidated Statements of Operations —
Three Months Ended March 31, 2006 and 2005
Condensed Consolidated Statement of Stockholders’ Equity —
Three Months Ended March 31, 2006
Condensed Consolidated Statements of Cash Flows —
Three Months Ended March 31, 2006 and 2005
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosure About Market Risk
Item 4.	Controls and Procedures
Part II. Other Information
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
Signatures

Part I. Financial Information

Item 1. Financial Statements

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share data)

	March 31, 2006 (Unaudited)	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$1,074	$18,118
Accounts and other receivables, less allowance for doubtful accounts of $918 in 2006 and $1,166 in 2005	23,862	27,079
Costs and estimated earnings in excess of billings on uncompleted contracts	13,024	11,487
Prepaid expenses and other current assets	5,273	5,936
Total current assets	43,233	62,620
Property, plant and equipment	6,593	6,619
Accumulated depreciation	(4,760)	(4,762)
Property, plant and equipment, net	1,833	1,857
Goodwill	58,552	57,483
Other intangible assets, net	609	647
Deferred tax assets	10,181	10,391
Other assets	2,085	1,643
	$116,493	$134,641
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$79	$71
Short-term borrowings	1,732	—
Accounts payable and accrued expenses	20,337	20,315
Billings in excess of costs and estimated earnings on uncompleted contracts	6,077	7,430
Total current liabilities	28,225	27,816
Long-term debt less current maturities	11,444	11,309
Other noncurrent liabilities	1,179	1,174
Total liabilities	40,848	40,299
Stockholders’ equity:
Common stock, par value $0.01 per share	178	171
Class B capital stock, par value $0.01 per share	—	12
Additional paid-in capital	161,901	168,737
Accumulated deficit	(70,341)	(71,710)
Unearned compensation	—	(1,133)
Accumulated other comprehensive loss	(1,120)	(1,087)
Note receivable from stockholder	(124)	(619)
Treasury stock at cost	(14,849)	(29)
Total stockholders’ equity	75,645	94,342
	$116,493	$134,641

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Revenue	$43,528	$43,560
Cost of revenue	37,766	38,016
Gross profit	5,762	5,544
Selling, general and administrative expenses	3,372	3,538
Operating income	2,390	2,006
Interest expense	414	363
Other income (including interest income of $131 in 2006 and $44 in 2005)	404	42
Income from continuing operations before income tax expense	2,380	1,685
Income tax expense	1,011	843
Income from continuing operations	1,369	842
Loss from discontinued operations, net of income taxes	—	(374)
Net income	$1,369	$468

Per common share data:
Basic
Income from continuing operations	$0.08	$0.05
Loss from discontinued operations	—	(0.02)
Net income	$0.08	$0.03
Diluted
Income from continuing operations	$0.08	$0.04
Loss from discontinued operations	—	(0.02)
Net income	$0.08	$0.02

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity
(Unaudited)

Three months ended March 31, 2006
(Dollars in thousands, except for par value per share)

	Common stock ($0.01 par)	Class B capital stock ($0.01 par)	Additional paid-in capital	Accumulated deficit	Unearned compensation	Accumulated other comprehensive loss	Note receivable from stockholder	Treasury stock at cost	Total stockholders’ equity
Balance at December 31, 2005	$171	$12	$168,737	$(71,710)	$(1,133)	(1,087)	$(619)	$(29)	$94,342
Net income	—	—	—	1,369	—	—	—	—	1,369
Repurchase and exchange of common stock and Class B stock in capital stock restructuring	6	(12)	(6,062)	—	—	—	—	(14,758)	(20,826)
Repayment of note receivable from stockholder	—	—	—	—	—	—	495	—	495
Repurchases of common stock in the open market	—	—	—	—	—	—	—	(71)	(71)
Elimination of unearned compensation upon adoption of SFAS No. 123R	—	—	(1,133)	—	1,133	—	—	—	—
Stock-based compensation expense	—	—	147	—	—	—	—	9	156
Other comprehensive loss	—	—	—	—	—	(33)	—	—	(33)
Net issuances of common stock	1	—	212	—	—	—	—	—	213
Balance at March 31, 2006	$178	$—	$161,901	$(70,341)	$—	(1,120)	$(124)	$(14,849)	$75,645

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2006 and 2005
(Unaudited)
(Dollars in thousands)

	2006	2005
Cash flows from operating activities:
Income from continuing operations	$1,369	$842
Loss from discontinued operations, net of income taxes	—	(374)
Net income	1,369	468
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	600	732
Collection of deposit in escrow, including interest	—	13,798
Issuance of stock for retirement savings plan and non-cash compensation expense (recovery)	438	60
Other non-cash charges, including deferred income taxes	794	368
Changes in other operating items, net of effect of acquisition	(794)	(7,228)
Net cash provided by operating activities	2,407	8,198
Cash flows from investing activities:
Additions to property, plant and equipment	(165)	(404)
Acquisition, net of cash acquired	(619)	—
Net cash used in investing activities	(784)	(404)
Cash flows from financing activities:
Proceeds from (repayment of) short-term borrowings	1,732	(5,368)
Repurchase and exchange of common stock and Class B stock in capital stock restructuring	(20,826)	—
Repayment of note receivable from stockholder	495	—
Repurchases of common stock in the open market	(71)	—
Proceeds from issuance of common stock	14	391
Payments on obligations under capital leases	(28)	(23)
Net cash used in financing activities	(18,684)	(5,000)
Effect of exchange rate changes on cash and cash equivalents	17	278
Net increase (decrease) in cash and cash equivalents	(17,044)	3,072
Cash and cash equivalents at beginning of year	18,118	2,417
Cash and cash equivalents at end of year	$1,074	$5,489

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
Three months ended March 31, 2006 and 2005
(Unaudited)

(1) Basis of Presentation

GP Strategies Corporation (the “Company”) was incorporated in Delaware in 1959. The Company’s business consists of its training, engineering, and consulting business operated by General Physics Corporation (“General Physics” or “GP”). General Physics is a workforce development company that seeks to improve the effectiveness of organizations by providing training, management consulting, e-Learning solutions and engineering services that are customized to meet the specific needs of clients.

On September 30, 2005, the Company completed a taxable spin-off of its 57% interest in GSE Systems, Inc. (“GSE”) through a dividend to the Company’s stockholders. GSE is a stand alone public company which provides simulation solutions and services to energy, process and manufacturing industries worldwide. On September 30, 2005, stockholders received in the spin-off 0.283075 shares of GSE common stock for each share of the Company’s Common Stock or Class B Capital Stock (“Class B Stock”) held on the record date of September 19, 2005. Following the spin-off, the Company ceased to have any ownership interest in GSE and the operations of GSE have been reclassified as discontinued in the Company’s condensed consolidated statement of operations for the prior period presented. The Company continues to provide corporate support services to GSE pursuant to a management services agreement which extends through December 31, 2006 (see Note 10).

The accompanying condensed consolidated balance sheet as of March 31, 2006 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2006 and 2005 have not been audited, but have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005, as presented in our Annual Report on Form 10-K dated March 16, 2006. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2006 interim period are not necessarily indicative of results to be expected for the entire year. Certain amounts in 2005 have been reclassified to conform with the presentation for 2006.

The condensed consolidated financial statements include the operations of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

(2) Earnings Per Share

Basic earnings per share is based upon the weighted average number of common shares outstanding during the periods. Diluted earnings per share is based upon the weighted average number of common shares outstanding during the periods assuming the issuance of common stock for all potential dilutive common stock equivalents outstanding.

Earnings per share for the three months ended March 31, 2006 and 2005 is as follows (in thousands, except per share data):

	Three months ended March 31,
	2006	2005
Income used in computation:
Income from continuing operations	$1,369	$842
Loss from discontinued operations	—	(374)
Net income	$1,369	$468
Shares used in computation:
Basic weighted average shares outstanding	16,232	17,917
Dilutive impact of stock options, warrants and non-vested stock units	901	1,081
Diluted weighted average shares outstanding	17,133	18,998
Earnings per common share:
Basic
Income from continuing operations	$0.08	$0.05
Loss from discontinued operations	—	(0.02)
Net income	$0.08	$0.03
Diluted
Income from continuing operations	$0.08	$0.04
Loss from discontinued operations	—	(0.02)
Net income	$0.08	$0.02

For the three months ended March 31, 2006 and 2005, the dilutive effect of stock options, non-vested stock units (2006 only), warrants, and convertible notes, which totaled 585,000 and 574,000, respectively, are not included since they are anti-dilutive.

The difference between the basic and diluted number of weighted average shares outstanding for the three months ended March 31, 2006 and 2005 represents dilutive stock options, non-vested stock units (2006 only) and warrants to purchase shares of common stock computed under the treasury stock method, using the average market price during the period.

(3) Stock-Based Compensation

Accounting Standard Adopted

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, Share-Based Payment (SFAS No. 123R), which revises SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and requires companies to recognize compensation expense for all equity-based compensation awards issued to employees that are expected to vest. The Company adopted SFAS No. 123R on January 1, 2006, using the Modified Prospective Application method without restatement of prior periods. Under this method, the Company began to amortize compensation cost for the remaining portion of its outstanding awards for which the requisite service was not yet rendered as of January 1, 2006. Compensation cost is based on the fair value of those awards as previously disclosed on a pro forma basis under SFAS No. 123. The Company will determine the fair value of and account for awards that are granted, modified, or settled after January 1, 2006 in accordance with SFAS No. 123R.

The following table presents the impact of SFAS No. 123R on income from continuing operations before income tax expense, net income, cash flows from operating and financing activities, and basic and diluted earnings per share:

Three Months Ended March 31, 2006	As Reported Including SFAS No. 123R Adoption	Pro-Forma Excluding SFAS No. 123R Adoption	Impact
	(In thousands, except per share data)
Income from continuing operations before income tax expense	$2,380	$2,455	$(75)
Net income	1,369	1,414	(45)
Net cash provided by operating activities	2,407	2,407	—
Net cash used in financing activities	18,684	18,684	—
Earnings per share - basic	0.08	0.09	(0.01)
Earnings per share - diluted	0.08	0.08	—

Stock-Based Compensation Plans

Pursuant to the Company’s Non-Qualified Stock Option Plan, as amended (the “Non-Qualified Plan”), and 2003 Incentive Stock Plan (the “2003 Plan”), the Company may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of the Company’s Common Stock to officers, employees or members of the Board of Directors. The Company is authorized to grant an aggregate of 4,237,515 shares under the Non-Qualified Plan and an aggregate of 2,000,000 shares under the 2003 Plan. The Company may issue new shares or use shares held in treasury to deliver shares to employees for its equity grants or upon exercise of non-qualified stock options.

Under SFAS No. 123R, the Company recognizes compensation expense on a straight-line basis over the requisite service period for stock-based compensation awards with both graded and cliff vesting terms. The Company applies a forfeiture estimate to compensation expense recognized for awards that are expected to vest during the requisite service period, and revises that estimate if subsequent information indicates that the actual forfeitures will differ from the estimate. The Company recognizes the cumulative effect of a change in the number of awards expected to vest in compensation expense in the period of change. The Company does not capitalize any portion of its stock-based compensation.

During the three months ended March 31, 2006, the Company recognized $150,000 of pre-tax stock-based compensation expense under the fair value method in accordance with SFAS No. 123R. This was comprised of $75,000 for stock options and $75,000 for non-vested stock units. The Company recognized a deferred income tax benefit of $60,000 associated with the compensation expense recognized for these awards. As of March 31, 2006, the Company had non-qualified stock options, restricted stock, and non-vested stock units outstanding under these plans as discussed below.

Non-Qualified Stock Options

Non-qualified stock options are granted with an exercise price not less than the fair market value of the Company’s Common Stock at the date of grant, vest over a period up to ten years, and expire at various terms up to ten years from the date of grant.

Summarized information for the Company’s non-qualified stock options is as follows:

Stock Options	Number of options	Weighted average exercise price	Weighted average remaining years	Aggregate intrinsic value
Outstanding at December 31, 2005	1,411,345	$4.83
Granted	—
Exercised	(1,799)	4.46
Cancelled/expired	(13,241)	5.42
Outstanding at March 31, 2006	1,396,305	4.82	1.78	$3,322,000
Exercisable at March 31, 2006	1,308,995	4.80	1.80	$3,138,000

The total intrinsic value realized by participants on stock options exercised during the three months ended March 31, 2006 and 2005 was $5,000 and $261,000, respectively. The Company did not realize a tax benefit related to these stock option exercises due to the existence of net operating loss carryforwards in these periods. In addition, the Company received cash of $8,000 and $292,000 for the exercise price associated with stock options exercised during the three months ended March 31, 2006 and 2005, respectively. The total fair value of stock options that vested during the three months ended March 31, 2006 and 2005 was $38,000 and $88,000, respectively. As of March 31, 2006, the Company had $115,000 of unrecognized compensation related to the unvested portion of outstanding stock options expected to be recognized through July 2007 (a weighted average remaining vesting period of less than one year).

Restricted Stock and Stock Unit Awards

The Company granted 268,000 restricted stock and non-vested stock units to certain Company officers and employees during 2005 with a weighted-average grant date fair value of $7.40 per share. Of the total stock awards granted, 76,000 represented shares of restricted stock which were fully vested upon grant because they were attributed to 2004 service, but have a restriction on sale until December 31, 2007. The remainder of the awards granted during 2005 represented 192,000 non-vested stock units which vest to the recipients at various dates, up to five years, based on fulfilling service requirements. Upon vesting, the stock units are settled in shares of the Company’s Common Stock. As of both December 31, 2005 and March 31, 2006, the Company had 182,000 non-vested stock units outstanding with a weighted average grant date fair value of $7.54. No shares of restricted stock or stock units were granted or vested during the first quarter of 2006. As of March 31, 2006, the Company had unrecognized compensation cost of $1,058,000 related to the unvested portion of its outstanding stock units expected to be recognized over a weighted average remaining service period of approximately four years.

Pro-Forma Information

The following table presents the pro-forma effect on net income and earnings per share for all outstanding stock-based compensation awards for the three months ended March 31, 2005 in which the fair value provisions of SFAS No. 123R were not in effect (dollars in thousands, except per share data):

Three months ended March 31, 2005
Net income — as reported	$468
Add: stock-based compensation expense determined under intrinsic value method and included in reported net income, net of tax	—
Deduct: stock-based compensation expense determined under the fair-value-based method for all awards, net of tax	(74)
Pro forma net income	$394
Net income per share:
Basic—as reported	$0.03
Basic—pro forma	$0.02
Diluted—as reported	$0.02
Diluted—pro forma	$0.02

The per share weighted average fair value of the Company’s stock options granted during the first quarter of 2005 was $3.35, on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Three months ended March 31, 2005
Expected dividend yield	—%
Risk-free interest rate	3.56%
Expected volatility	53.51%
Expected life	4.0 years

The Company estimates the fair value of its stock options on the date of grant using the Black-Scholes option pricing model. The Company estimates the expected life of stock options granted taking into consideration historical data related to stock option exercises. The Company also uses historical data in order to estimate the volatility factor for a period equal to the duration of the expected life of stock options granted. The Company believes that the use of historical data to estimate these factors provides a reasonable basis for these assumptions. The risk-free interest rate for the periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. No stock options were granted during the three months ended March 31, 2006.

(4) Short-Term Borrowings

General Physics has a $25 million Financing and Security Agreement (the ”Credit Agreement”), as amended, with a bank that expires on August 12, 2007 with annual renewal options. The Credit Agreement is secured by certain assets of General Physics and provides for an unsecured guaranty from the Company. The Company continued to guarantee GSE’s borrowings under the Credit Agreement (for which $1,500,000 was allocated for use by GSE) subsequent to the spin-off on September 30, 2005. In March 2006, GSE repaid its borrowings in full and ceased to be a borrower under the Credit Agreement.

The interest rate on the Credit Agreement is at the daily LIBOR market index rate plus 3.0%. Based upon the financial performance of General Physics, the interest rate can be reduced. As of March 31, 2006, the rate was reduced to LIBOR plus 2.50% for General Physics, which resulted in a rate of approximately 7.3%. The Credit Agreement contains covenants with respect to General Physics’ minimum tangible net worth, leverage ratio, interest coverage ratio and its ability to make capital expenditures. General Physics was in compliance with all loan covenants under the Credit Agreement as of March 31, 2006. The Credit Agreement also contains certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends. General Physics is currently restricted from paying dividends or management fees to the Company in excess of $1,000,000 in any year, with the exception of a waiver by the lender which permits General Physics to provide cash to the Company to repurchase up to $5 million of additional shares of its outstanding Common Stock (see Note 7).

As of March 31, 2006, General Physics had $1,732,000 of outstanding borrowings under the Credit Agreement and there was approximately $18,241,000 of available borrowings based upon 80% of eligible accounts receivable and 80% of eligible unbilled receivables. As of December 31, 2005, General Physics had no amounts outstanding under the Credit Agreement.

(5) Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2006	December 31, 2005
6% conditional subordinated notes due 2008 (a)	$7,500	$7,500
ManTech Note (b)	5,251	5,251
Capital lease obligations	117	93
	12,868	12,844
Less warrant related discount, net of accretion	(1,345)	(1,464)
	11,523	11,380
Less current maturities	(79)	(71)
	$11,444	$11,309

(a)             In August 2003, the Company issued and sold to four Gabelli Funds $7,500,000 aggregate principal amount of 6% Conditional Subordinated Notes due 2008 (the Gabelli Notes) and 937,500 warrants (GP Warrants), each entitling the holder thereof to purchase (subject to adjustment) one share of the Company’s Common Stock at an exercise price of $8.00. The aggregate purchase price for the Gabelli Notes and GP Warrants was $7,500,000.

The Gabelli Notes bear interest at 6% per annum payable semi-annually commencing on December 31, 2003 and mature in August 2008. The Gabelli Notes are secured by a mortgage on the Company’s former property located in Pawling, New York which was distributed to National Patent Development Corporation (NPDC) in connection with its spin-off by the Company on November 24, 2004. In addition, at any time that less than $1,875,000 of the principal amount of the Gabelli Notes is outstanding, the Company may defease the obligations secured by the mortgage and obtain a release of the mortgage by depositing with an agent for the Noteholders bonds or government securities with an investment grade rating by a nationally recognized rating agency which, without reinvestment, will provide cash on the maturity date of the Gabelli Notes in an amount not less than the outstanding principal amount of the Gabelli Notes.

Subsequent to the spin-off of NPDC and GSE and in accordance with the anti-dilution provisions of the warrant agreement for stock splits, reorganizations, mergers and similar transactions, the number of GP Warrants was adjusted to 984,116 and the exercise price was adjusted to $5.85 per share. The GP warrants are exercisable at any time until August 2008. The exercise price may be paid in cash, by delivery of the Gabelli Notes, or a combination of the two. The fair value of the GP Warrants at the date of issuance was $2,389,000, which reduced long-term debt in the accompanying consolidated balance sheets and is being accreted as additional interest expense using the effective interest rate over the term of the Gabelli Notes. The Gabelli Notes have a yield to maturity of 15.436% based on the discounted value. Accretion charged as interest expense was approximately $119,000 and $102,000 for the three months ended March 31, 2006 and 2005, respectively.

(b)            In October 2003, the Company issued a five-year 5% note due in full in October 2008 in the principal amount of $5,250,955 to ManTech International. Interest is payable quarterly. Each year during the term of the note, the holder of the note has the option to convert up to 20% of the original principal amount of the note into Common Stock of the Company at the then market price of the Company’s Common Stock, but only in the event that the Company’s Common Stock is trading at $10 per share or more. In the event that less than 20% of the principal amount of the note is not converted in any year, such amount not converted will be eligible for conversion in each subsequent year until converted or until the note is repaid in cash.

(6) Comprehensive Income

The following are the components of comprehensive income (in thousands):

	Three months ended March 31,
	2006	2005
Net income	$1,369	$468
Other comprehensive income (loss), net of income taxes
Net unrealized gain on available-for-sale securities	3	116
Foreign currency translation adjustment	(36)	149
	(33)	265
Comprehensive income, net of tax	$1,336	$733

As of March 31, 2006 and December 31, 2005, accumulated other comprehensive loss, net of tax, was $1,120,000 and $1,087,000, respectively, and consisted primarily of foreign currency translation adjustments.

(7) Capital Stock Restructuring

On January 19, 2006, the Company completed a restructuring of its capital stock, which included the repurchase of 2,121,500 shares of its Common Stock at a price of $6.80 per share, the repurchase of 600,000 shares of its Class B Stock at a price of $8.30 per share, and the exchange of 600,000 shares of its Class B Stock for 600,000 shares of Common Stock and payment of a cash premium of $1.50 per exchanged share. The repurchase prices and exchange premium were based on a fairness opinion rendered by an independent third party valuation firm. The repurchase and exchange transactions were negotiated and approved by a Special Committee of the Board of Directors and had the effect of eliminating all outstanding shares of the Company’s Class B Stock. The repurchase and exchange was financed with approximately $20.3 million of cash on hand.

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

In connection with the repurchase and exchange transactions, the Board of Directors of the Company authorized the repurchase of up to $5 million of additional common shares from time to time in the open market, subject to prevailing business and market conditions and other factors. General Physics’ lender has permitted General Physics to utilize funds borrowed under the Credit Agreement to provide cash to the Company to repurchase up to $5 million of additional shares of the Company’s outstanding Common Stock (see Note 4). During the three months ended March 31, 2006, the Company repurchased 10,000 shares of its Common Stock in the open market for a total cost of approximately $71,000. During April 2006, the Company repurchased 214,300 shares of its Common Stock in the open market for a total cost of approximately $1,486,000.

(8) Business Segments

In 2005, the Company re-evaluated its reportable business segments under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), as a result of a change in the Chief Operating Decision Maker (CODM) of the Company. Based on the information which the CODM reviews in order to assess the performance of the Company and make decisions regarding the allocation of resources, the Company determined that it has two reportable business segments: 1) Process, Energy & Government; and 2) Manufacturing & Business Process Outsourcing (BPO). The Company is organized by operating group primarily based upon the services performed and markets served by each group. The reportable business segments represent an aggregation of the Company’s operating segments in accordance with the aggregation criteria in SFAS No. 131. GSE ceased to be a reportable business segment effective with the spin-off on September 30, 2005 and its results are reported in discontinued operations in the condensed consolidated statements of operations through the effective date of the spin-off. As a result of the change in its reportable business segments, all prior period segment information has been restated to conform to the current year’s presentation.

The Process, Energy & Government segment provides engineering consulting, design and evaluation services regarding facilities, the environment, processes and systems, and staff augmentation, curriculum design and development, and training and technical services primarily to federal and state governmental agencies, large government contractors, petroleum and chemical refining companies, and electric power utilities.

The Manufacturing & BPO segment provides training, curriculum design and development, staff augmentation, e-Learning services, system hosting, integration and help desk support, business process and training outsourcing, and consulting and technical services to large companies in the automotive, pharmaceutical, electronics, and other industries as well as to governmental clients.

For the three months ended March 31, 2006 and 2005, sales to the United States government and its agencies represented approximately 33% and 39%, respectively, of the Company’s revenue. Revenue from the Department of the Army, which is included in the Process, Energy & Government segment, accounted for approximately 16% and 24% of the Company’s revenue for the three months ended March 31, 2006 and 2005, respectively. No other customer accounted for greater than 10% of the Company’s revenue for the three months ended March 31, 2006.

The Company does not allocate the following corporate items to the segments: other income and interest expense; selling, general and administrative expense; and income tax expense. Inter-segment revenue is eliminated in consolidation and is not significant.

The following tables set forth the revenue and operating income of each of the Company’s operating segments and includes a reconciliation of segment revenue to consolidated revenue and operating income to consolidated income from continuing operations before income tax expense (in thousands):

	Three months ended March 31,
Revenue:	2006	2005
Process, Energy & Government	$19,673	$21,523
Manufacturing & BPO	23,855	22,037
	$43,528	$43,560
Operating income:
Process, Energy & Government	$1,488	$2,376
Manufacturing & BPO	1,632	432
Corporate and other general and administrative expenses	(730)	(802)
	2,390	2,006
Interest expense	(414)	(363)
Other income	404	42
Income from continuing operations before income tax expense	$2,380	$1,685

(9) Acquisition

On February 3, 2006, the Company completed the acquisition of Peters Management Consultancy Ltd. (PMC), a performance improvement and training company in the United Kingdom. The Company acquired 100% ownership of PMC for a purchase price of $1,331,000 in cash, subject to a post-closing adjustment based on actual net equity, plus contingent payments of up to $923,000 based upon the achievement of certain performance targets during the first year following completion of the acquisition. In connection with the acquisition and in accordance with SFAS No. 141, Business Combinations, the Company recorded $1,084,000 of goodwill and intangible assets, representing the excess of the purchase price over the net assets acquired and $133,000 of third party acquisition costs. PMC is included in the Company’s Manufacturing & BPO segment and its results are included in the condensed consolidated financial statements since the date of acquisition. The Company believes that the pro-forma impact of the PMC acquisition is not material to its results of operations for the three months ended March 31, 2006 and 2005.

The Company’s preliminary purchase price allocation for the net assets acquired is as follows:

Cash	$845
Accounts receivable and other current assets	784
Net property, plant and equipment	136
Goodwill and intangible assets	1,084
Total assets	2,849
Accounts payable, accrued expenses and other liabilities	724
Billings in excess of costs and estimated earnings on uncompleted contracts	661
Total liabilities assumed	1,385
Net assets acquired	$1,464

(10) Related Party Transactions

Loans

As of March 31, 2006 and December 31, 2005, the Company had a note receivable from the Company’s Chairman of the Executive Committee and former Chief Executive Officer of approximately $124,000 and $619,000, respectively. The proceeds of the original note were used primarily to exercise options to purchase Class B Stock. The note bears interest at the prime rate and is secured by certain assets owned by him. All unpaid principal on the loans and accrued interest are due on May 31, 2007. In addition, as of December 31, 2005, the Company had other employee advances, unsecured loans and accrued interest receivable from him, totaling $353,000. On January 19, 2006, he repaid approximately $853,000 of $972,000 of total indebtedness (including principal and interest) owed by him to the Company using the proceeds he received from the Class B exchange transaction (see Note 7). As of March 31, 2006, the aggregate amount of indebtedness (including principal and accrued interest) outstanding under the loans was $135,000.

Management Services Agreement Between NPDC and the Company

Prior to the spin-off, NPDC was a wholly-owned subsidiary of the Company. In connection with the spin-off, NPDC entered into a separate management agreement with the Company pursuant to which the Company provides certain general corporate services to NPDC.

Corporate Tax, Legal Support, and Executive Management Consulting Services

The Company has three employees, including the Chief Executive Officer and Chief Legal Officer, who also provide services to NPDC under a management services agreement, for which the Company is reimbursed for such services. Services under the agreement relate to corporate legal services, corporate secretarial administrative support, and executive management consulting. The term of the agreement extends for three years from the date of the spin-off, or through November 24, 2007, and may be terminated by either NPDC or the Company on or after July 30, 2006 with 180 days prior written notice, with the exception of fees relating to compensation for NPDC’s Chief Executive Officer for which NPDC is liable through May 31, 2007 pursuant to his employment agreement. NPDC pays the Company an annual fee of $913,500 as compensation for these services, payable in equal monthly installments. For the three months ended March 31, 2006, the Company charged NPDC approximately $228,000 for services under the management agreement, which is included as a reduction of selling, general and administrative expense.

Corporate Office Lease

NPDC continues to occupy a portion of corporate office space leased by the Company. Pursuant to the management services agreement, NPDC compensates the Company for use of this space. The Company’s lease extends through December 31, 2006.

Management Services Agreement Between GSE and the Company

Pursuant to a management services agreement, the Company provides corporate support services to GSE. GSE pays the Company an annual fee of $685,000 for these services and can terminate the agreement by providing sixty days written notice. The management services agreement can be renewed by GSE for successive one-year terms and was renewed through December 31, 2006. Subsequent to the spin-off of GSE effective September 30, 2005, the Company continues to provide GSE with corporate support services through December 31, 2006. For the three months ended March 31, 2006 and 2005, the Company recorded revenues for services provided to GSE of $150,000 and $167,000, respectively. The revenues and expenses related to these services, which were intercompany transactions prior to the spin-off of GSE have been eliminated in the condensed consolidated statement of operations for the three months ended March 31, 2005.

(11) Guarantees

Subsequent to the spin-off of NPDC, the Company continues to guarantee certain obligations of NPDC’s subsidiaries, Five Star Products, Inc. (“Five Star”) and MXL Industries, Inc. (“MXL”). The Company guarantees certain operating leases for Five Star’s New Jersey and Connecticut warehouses, totaling approximately $1,589,000 per year through the first quarter of 2007. The Company also guarantees the repayment of two debt obligations of MXL, which are secured by property and certain equipment of MXL. The aggregate outstanding balance of these debt obligations as of March 31, 2006 was $1,305,000. The Company’s guarantees expire upon the maturity of the debt obligations which are October 1, 2006 and March 31, 2011.

(12) Litigation

In November 2005, the Company settled its remaining fraud claims against Electronic Data Systems Corporation (EDS) and Systemhouse in connection with the Company’s 1998 acquisition of Learning Technologies. Pursuant to the settlement, EDS made a cash payment to the Company in the amount of $9,000,000 in December 2005. The Company recognized a gain on the litigation settlement, net of legal fees and expenses, of approximately $5,552,000 in the fourth quarter of 2005. In accordance with a spin-off agreement with NPDC, the Company made an additional capital contribution to NPDC for approximately $1,201,000 of the settlement proceeds, which was accounted for as a component of the net assets distributed to NPDC in connection with the spin-off, through a reduction of additional paid-in capital in 2005. The Company did not transfer cash to NPDC for this additional capital contribution, but instead is offsetting the management fee charges receivable from NPDC against the payable to NPDC (see Note 10). As of March 31, 2006, the Company has a remaining payable to NPDC of $986,000 for this additional capital contribution, which is included in accounts payable and accrued expenses on the condensed consolidated balance sheet.

The Company’s original fraud action included MCI Communications Corporation (MCI) as a defendant. The fraud action against MCI had been stayed as a result of MCI’s bankruptcy filing and the Company’s claims against MCI were not tried or settled with the claims against EDS and Systemhouse. On December 13, 2005, the Bankruptcy Court heard argument on a summary judgment motion that MCI had made before filing for bankruptcy. The motion has not yet been decided.

The Company is not a party to any legal proceeding, the outcome of which is believed by management to have a reasonable likelihood of having a material adverse effect upon the financial condition and operating results of the Company.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

General Overview

The Company’s business consists of its core operating subsidiary, General Physics, a global training, engineering, and consulting company that seeks to improve the effectiveness of organizations by providing training, management consulting, e-Learning solutions and engineering services and products that are customized to meet the specific needs of clients. Clients include Fortune 500 companies and manufacturing, process and energy companies and other commercial and governmental customers. General Physics is a global leader in performance improvement, with four decades of experience in providing solutions to optimize workforce performance.

In 2005, the Company re-evaluated its reportable business segments under Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), as a result of a change in the Company’s Chief Operating Decision Maker (CODM). Based on the information which the CODM reviews in order to assess the performance of the Company and make decisions regarding the allocation of resources, the Company determined that it has two reportable business segments: 1) Process, Energy & Government; and 2) Manufacturing & Business Process Outsourcing (BPO). As a result of the change in the Company’s reportable business segments, all prior period segment information presented herein has been restated to conform to the current year’s presentation.

The following is a description of the Company’s two reportable business segments:

•                  Process, Energy & Government — this segment provides engineering consulting, design and evaluation services regarding facilities, the environment, processes and systems, and staff augmentation, curriculum design and development, and training and technical services primarily to federal and state governmental agencies, large government contractors, petroleum and chemical refining companies, and electric power utilities.

•                  Manufacturing & BPO — this segment provides training, curriculum design and development, staff augmentation, e-Learning services, system hosting, integration and help desk support, business process and training outsourcing, and consulting and technical services to large companies in the automotive, steel, pharmaceutical, electronics, and other industries as well as to governmental clients.

Significant Events

Capital Stock Restructuring

On January 19, 2006, the Company completed a restructuring of its capital stock, which included the repurchase of 2,121,500 shares of its Common Stock at a price of $6.80 per share, the repurchase of 600,000 shares of its Class B Stock at a price of $8.30 per share, and the exchange of 600,000 shares of its Class B Stock for 600,000 shares of Common Stock and payment of a cash premium of $1.50 per exchanged share. The repurchase prices and exchange premium were based on a fairness opinion rendered by an independent third party valuation firm. The repurchase and exchange transactions were negotiated and approved by a Special Committee of the Board of Directors and had the effect of eliminating all outstanding shares of the Company’s Class B Stock.

Prior to the restructuring, the 1,200,000 outstanding shares of Class B Stock collectively represented approximately 41% of the aggregate voting power of the Company since the Class B Stock had ten votes per share. The repurchase of a total of 2,721,500 shares represents approximately 15% of the total outstanding shares of capital stock of the Company. Approximately $20.3 million was required for the repurchase and exchange and was financed with cash on hand. See Note 7 to the accompanying condensed consolidated financial statements for further details regarding the repurchase and exchange transaction.

Acquisition

On February 14, 2006, the Company completed the acquisition of Peters Management Consultancy Ltd. (PMC), a performance improvement and training company in the United Kingdom. The Company acquired 100% ownership of PMC for a purchase price of $1.3 million in cash, subject to a post-closing adjustment based on actual net equity, plus contingent payments of up to $0.9 million based upon the achievement of certain performance targets during the first year following completion of the acquisition. PMC is included in the Company’s Manufacturing & BPO segment and its results are included in the accompanying condensed consolidated financial statements since the date of acquisition.

Operating Highlights

Three Months ended March 31, 2006 compared to the three Months ended March 31, 2005

For the three months ended March 31, 2006, the Company had income from continuing operations before income tax expense of $2.4 million compared to $1.7 million for the three months ended March 31, 2005. The improved results were primarily due to increased operating income of $0.4 million, resulting from an increase in gross profit and a decrease in selling, general and administrative expenses, and an increase in other income of $0.4 million.

Revenue

	Three months ended March 31,
(Dollars in thousands)	2006	2005
Process, Energy & Government	$19,673	$21,523
Manufacturing & BPO	23,855	22,037
	$43,528	$43,560

Process, Energy & Government revenue decreased $1.9 million or 8.6% during the first quarter of 2006 compared to the same period in 2005. The decrease in revenue is primarily due to a decline in government funding for the Domestic Preparedness Equipment Technical Assistance Program (DPETAP) which resulted in a decrease in revenue of $3.2 million during the first quarter of 2006. This decrease in revenue was offset by an increase in hurricane recovery services revenue of $1.3 million during the first quarter of 2006 compared to the same period in 2005.

Manufacturing & BPO revenue increased $1.8 million or 8.2% during the first quarter of 2006 compared to the same period in 2005. The increase in revenue is due to net increases of $1.2 million for e-Learning content development and system hosting services, an $0.8 million increase from our international operations, an $0.8 million increase related to a lean manufacturing contract award, and a $0.4 million increase related to other technical services provided primarily to a pharmaceutical customer. This net increase in revenue was offset by other decreases in revenue, primarily due to a change in contract scopes with a business process outsourcing customer during 2005 which resulted in a decrease in revenue of $1.3 million during the three months ended March 31, 2006 compared to the same period in 2005.

Gross Profit

	Three months ended March 31,
	2006		2005
(Dollars in thousands)		% Revenue		% Revenue
Process, Energy & Government	$2,708	13.8%	$3,690	17.1%
Manufacturing & BPO	3,054	12.8%	1,854	8.4%
	$5,762	13.2%	$5,544	12.7%

Process, Energy & Government gross profit of $2.7 million or 13.8% of revenue for first quarter of 2006 decreased by $1.0 million or 26.6% when compared to gross profit of approximately $3.7 million or 17.1% of revenue for the first quarter of 2005. This decrease in gross profit was primarily driven by a decline in government funding for the DPETAP contract discussed above and a decline in enrollment on certain other training contracts, offset by an increase in gross profit related to an increase in revenue from hurricane recovery services during the first quarter of 2006 compared to 2005.

Manufacturing & BPO gross profit of $3.1 million or 12.8% of revenue for the first quarter of 2006 increased by $1.2 million or 64.7% when compared to gross profit of approximately $1.9 million or 8.4% of revenue for the first quarter of 2005. This increase in gross profit was primarily driven by an increase in revenue from e-Learning, lean manufacturing and other technical services, as well as international growth during the first quarter of 2006 compared to 2005. A decrease in lower margin subcontractor utilization and an increase in higher margin internal labor utilization on several business process outsourcing contracts also contributed to an increase in gross profit as a percentage of revenue during the first quarter of 2006 compared to 2005. Additionally, infrastructure costs have not increased at the same rate as our revenue growth for this segment, resulting in increased profitability.

Selling, General and Administrative Expense

SG&A decreased $0.2 million or 4.7% from $3.5 million for the first quarter of 2005 to $3.4 million for the same period in 2006. This net decrease is primarily due to decreases in the provision for doubtful accounts and legal expenses, offset by an increase in severance expense and labor costs during the first quarter of 2006 compared to 2005.

Interest Expense

Interest expense was $0.4 million for both the first quarter of 2006 and 2005.

Other Income

Other income increased $0.4 million during the first quarter of 2006 compared to the same period in 2005. The increase is primarily due to increases in interest income and investment income.

Income Taxes

Income tax expense increased $0.2 million from $0.8 million for the first quarter of 2005 to $1.0 million for the same period in 2006. This increase is due to increased income from continuing operations before income tax expense for the first quarter of 2006 compared to 2005. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the federal and state statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Liquidity and Capital Resources

Working Capital

The Company had cash and cash equivalents totaling $1.1 million as of March 31, 2006, compared to $18.1 million as of December 31, 2005. On January 19, 2006, the Company completed a restructuring of its capital stock in which it used approximately $20.3 million of cash on hand to repurchase 2,121,500 shares of its Common Stock and 600,000 shares of its Class B Stock, and to exchange 600,000 shares of its Class B Stock for 600,000 shares of Common Stock. In connection with the capital stock restructuring, the Company authorized the repurchase of up to $5 million of additional common shares from time to time in the open market, subject to prevailing business and market conditions and other factors. See Note 7 to the accompanying condensed consolidated financial statements for further details regarding the repurchase and exchange transaction. During the first quarter of 2006, the Company repurchased 10,000 shares of its Common Stock in the open market for a total cost of approximately $71,000. During April 2006, the Company repurchased 214,300 shares of its Common Stock in the open market for a total cost of approximately $1,486,000.

On February 14, 2006, the Company completed the acquisition of PMC, a performance improvement and training company in the United Kingdom. The purchase price was $1.3 million in cash, subject to a post-closing adjustment based on actual net equity, plus contingent payments of up to $0.9 million based upon the achievement of certain performance targets during the first year following completion of the acquisition.

The Company believes that cash generated from operations and borrowing availability under the Credit Agreement (described below), will be sufficient to fund the working capital and other requirements of the Company for the foreseeable future.

For the quarter ended March 31, 2006, the Company’s working capital decreased $19.8 million from $34.8 million at December 31, 2005 to $15.0 million at March 31, 2006. The decrease is primarily due to the use of approximately $20.3 million of cash in January 2006 to complete the capital stock restructuring discussed above.

Cash Flows

Three months ended March 31, 2006 compared to the three months ended March 31, 2005

The Company’s cash balance decreased $17.0 million from $18.1 million as of December 31, 2005 to $1.1 million at March 31, 2006. The decrease in cash and cash equivalents during the first quarter of 2006 resulted from cash provided by operating activities of $2.4 million, offset by cash used in investing activities of $0.8 million, and cash used in financing activities of $18.7 million. Cash flows from discontinued operations are combined with cash flows from continuing operations within the operating, investing, and financing activities categories in the accompanying consolidated statements of cash flows through the effective date of the spin-off of GSE.

Cash provided by operating activities was $2.4 million for the first quarter of 2006 compared to $8.2 million for the same period of 2005. The decrease in cash provided by operating activities compared to the prior period is primarily due to receipt of proceeds from the EDS arbitration award of $13.8 million in January 2005 (including post-award interest). Changes in other operating items increased in the first quarter of 2006 compared to the same period in 2005 primarily due to a decrease in accrued expenses during the first quarter of 2005 related to the payout of $5 million of the EDS arbitration proceeds to NPDC pursuant to the spin-off agreement (see Note 12 to the accompanying condensed consolidated financial statements). The decrease in cash provided by operating activities was offset by an increase in net income during the first quarter of 2006 compared to 2005.

Cash used in investing activities was $0.8 million for the first quarter of 2006 compared to $0.4 million for the same period of 2005. The increase in cash used in investing activities is primarily due to $1.4 million of cash paid in connection with the acquisition of PMC net of $0.8 million cash acquired, offset by a decrease in capital expenditures for property, plant and equipment of $0.2 million during the first quarter of 2006 compared to 2005.

Cash used in financing activities was $18.7 million for the first quarter of 2006 compared to $5.0 million for the same period of 2005. The increase in cash used in financing activities is primarily due to $20.8 million of cash used in connection with the capital stock restructuring (see Note 7 to the accompanying condensed consolidated financial statements), offset by cash proceeds of $1.7 million from short-term borrowings in 2006 compared to net repayments of short-term borrowings of $5.4 million in 2005.

Short-term Borrowings and Long-term Debt

General Physics has a $25 million Credit Agreement with a bank that expires on August 13, 2007, as amended, with annual renewal options, and is secured by certain assets of General Physics. The interest rate on borrowings under the Credit Agreement is at the daily LIBOR Market Index Rate plus 3.00%. Based upon the financial performance of General Physics, the interest rate can be reduced. As of March 31, 2006, the rate was reduced to LIBOR plus 2.50% for General Physics, which resulted in a rate of approximately 7.3%. The Credit Agreement also contains certain restrictive covenants. General Physics is currently restricted from paying dividends and management fees to the Company in excess of $1.0 million in any fiscal year, with the exception of a waiver by the lender which permits General Physics to provide cash to the Company to repurchase up to $5 million of additional shares of its outstanding Common Stock (see Note 7 to the accompanying condensed consolidated financial statements). As of March 31, 2006, the Company had $1,732,000 of outstanding borrowings under the Credit Agreement and there was approximately $18,241,000 of available borrowings based upon 80% of eligible accounts receivable and 80% of eligible unbilled receivables. As of December 31, 2005, the Company had no amounts outstanding under the Credit Agreement.

In August 2003, the Company issued and sold to four Gabelli funds $7.5 million aggregate principal amount of 6% Conditional Subordinated Notes due 2008 (Gabelli Notes) and 937,500 warrants (GP Warrants), each entitling the holder thereof to purchase (subject to adjustment) one share of the Company’s Common Stock at an exercise price of $8.00. The aggregate purchase price for the Gabelli Notes and GP Warrants was $7.5 million. The Gabelli Notes are secured by a mortgage on the Company’s former property located in Pawling, New York which was distributed to National Patent Development Corporation. In addition, at any time that less than $1,875,000 million principal amount of the Gabelli Notes is outstanding, the Company may defease the obligations secured by the mortgage and obtain a release of the mortgage. Subsequent to the spin-offs of NPDC and GSE and in accordance with the anti-dilution provisions of the warrant agreement, the number of GP Warrants was adjusted to 984,116 and the exercise price was adjusted to $5.85 per share. As of March 31, 2006, there were 983,116 warrants with an exercise price of $5.85 outstanding and exercisable.

In October 2003, the Company issued a five-year 5% note due in full in October 2008 in the principal amount of $5,250,955 to ManTech International (ManTech). Interest is payable quarterly. Each year during the term of the note, ManTech has the option to convert up to 20% of the original principal amount of the note into Common Stock of the Company at the then market price of the Company’s Common Stock, but only in the event that the Company’s Common Stock is trading at $10 per share or more. In the event that less than 20% of the principal amount of the note is not converted in any year, such amount not converted will be eligible for conversion in each subsequent year until converted or until the note is repaid in cash.

Accounting Standard Adopted

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, Share-Based Payment, which revises SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and requires companies to recognize compensation expense for all equity-based compensation awards issued to employees that are expected to vest. The Company adopted SFAS No. 123R on January 1, 2006, using the Modified Prospective Application method without restatement of prior periods. Under this method, the Company began to amortize compensation cost for the remaining portion of its outstanding awards for which the requisite service was not yet rendered as of January 1, 2006. Compensation cost for these awards is based on the fair value of those awards as previously disclosed on a pro forma basis under SFAS No. 123. The Company will determine the fair value of and account for awards that are granted, modified, or settled after January 1, 2006 in accordance with SFAS No. 123R.

During the three months ended March 31, 2006, the Company recognized $150,000 of pre-tax stock-based compensation expense under the fair value method in accordance with SFAS No. 123R. This was comprised of $75,000 for stock options and $75,000 for non-vested stock units. The Company recognized a deferred income tax benefit of $60,000 associated with the compensation expense recognized for these awards. As of March 31, 2006, the Company had $115,000 of unrecognized compensation related to the unvested portion of outstanding stock options awards expected to be recognized through July 2007 (a weighted-average remaining vesting period of less than one year). As of March 31, 2006, the Company had unrecognized compensation cost of $1,058,000 related to the unvested portion of its outstanding stock units expected to be recognized over a weighted average remaining service period of approximately four years. The Company did not grant any stock-based compensation awards during the first quarter of 2006.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward looking statements. Forward—looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We use words such as “expects”, “intends”, “believes”, “may”, “will” and “anticipates” to indicate forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, those factors set forth under Item 1A - Risk Factors of the Company’s 2005 Annual Report on Form 10-K and those other risks and uncertainties detailed in the Company’s periodic reports and registration statements filed with the Securities and Exchange Commission. We caution that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the effect, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ from those expressed or implied by these forward-looking statements.

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

Item 3.                          Quantitative and Qualitative Disclosure About Market Risk

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 4.                          Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13-15(b) of the Securities Exchange Act of 1934, as amended. Based upon that evaluation and the material weakness described below, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the date covered by this report.

As discussed more fully in Item 9A of our Annual Report on Form 10-K dated March 16, 2006, for the year ended December 31, 2005, in connection with our audit of our consolidated financial statements for the fiscal year ended December 31, 2005, we determined that the Company’s account reconciliation and management review controls over the accounting for income taxes were not operating effectively because of the lack of adequate tax accounting expertise as of December 31, 2005. As a result, there was a material misstatement in the Company’s income tax provision that was corrected prior to the issuance of the consolidated financial statements for the year ended December 31, 2005.

Based on the material weakness described above, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2005. This assessment is based on management’s conclusion that as of December 31, 2005, there was more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis by Company employees in the normal course of performing their assigned functions.

As a result, we implemented changes in certain of our internal controls over financial reporting during the three months ended March 31, 2006, as follows:

•                  The Company has, subsequent to December 31, 2005, continued to revise its processes and procedures over the accounting for income taxes.

•                  The Company hired a new Director of Tax on December 31, 2005 which we believe will provide the Company with the necessary technical skills to perform, review and analyze complex tax accounting activities.

We believe these improvements in our internal controls will enable us to remediate the material weakness; however, such determination will not occur until these additional controls have been in place for a period of time sufficient to demonstrate that the controls are operating effectively. We will continue to evaluate the effectiveness of our disclosure controls and procedures and our internal controls over financial reporting on an ongoing basis, and will take further action as appropriate. However, there can be no assurance that our controls and procedures will prevent or detect material misstatement of the Company’s annual or interim financial statements.

PART II. OTHER INFORMATION

Item 1.                          Legal Proceedings

None.

Item 1A.                 Risk Factors

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s share repurchase activity for the three months ended March 31, 2006:

Month	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
January 1-31, 2006	—		—	—	—
February 1-28, 2006	—		—	—	—
March 1-31, 2006	10,000	(1)	$7.08	10,000	$4,929,200

(1)             Represents shares repurchased in the open market in connection with the Company’s share repurchase program under which the Company may repurchase up to $5 million if its common stock from time to time in the open market subject to prevailing business and market conditions and other factors. This program was authorized by the Company’s Board of Directors and was publicly announced on January 19, 2006. There is no expiration date for the repurchase program.

Item 3.                          Defaults Upon Senior Securities

None.

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

Item 5.                        Other Information

None.

Item 6.                          Exhibits

31.1

Certification of Chief Executive Officer of the Company dated May 9, 2006 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of Executive Vice President and Chief Financial Officer of the Company dated May 9, 2006 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification of Chief Executive Officer and Chief Financial Officer of the Company dated May 9, 2006 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*       Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GP STRATEGIES CORPORATION
May 9, 2006	/s/ SCOTT N. GREENBERG
Chief Executive Officer
/s/ SHARON ESPOSITO-MAYER
Executive Vice President and Chief Financial Officer