Form 10-Q
period 2006-06-30
GP STRATEGIES CORP
filed 2006-08-09
CIK 70415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock as of July 31, 2006:

Class	Outstanding
Common Stock, par value $.01 per share	15,627,221 shares
Class B Capital Stock, par value $.01 per share	—

Part I. Financial Information

Item 1. Financial Statements

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 30,
	2006	December 31,
	(Unaudited)	2005
Assets
Current assets:
Cash and cash equivalents	$2,164	$18,118
Accounts and other receivables, less allowance for doubtful accounts of $632 in 2006 and $1,166 in 2005	23,703	27,079
Costs and estimated earnings in excess of billings on uncompleted contracts	13,109	11,487
Prepaid expenses and other current assets	5,719	5,936
Total current assets	44,695	62,620
Property, plant and equipment	6,864	6,619
Accumulated depreciation	(5,007)	(4,762)
Property, plant and equipment, net	1,857	1,857
Goodwill	58,435	57,483
Other intangible assets, net	746	647
Deferred tax assets	7,874	10,391
Other assets	1,613	1,643
	$115,220	$134,641
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$58	$71
Accounts payable and accrued expenses	19,188	20,315
Billings in excess of costs and estimated earnings on uncompleted contracts	6,438	7,430
Total current liabilities	25,684	27,816
Long-term debt less current maturities	11,558	11,309
Other noncurrent liabilities	1,193	1,174
Total liabilities	38,435	40,299

Stockholders’ equity:
Common stock, par value $0.01 per share	178	171
Class B capital stock, par value $0.01 per share	—	12
Additional paid-in capital	161,835	168,737
Accumulated deficit	(68,596)	(71,710)
Unearned compensation	—	(1,133)
Accumulated other comprehensive loss	(954)	(1,087)
Note receivable from stockholder	(124)	(619)
Treasury stock at cost	(15,554)	(29)
Total stockholders’ equity	76,785	94,342
	$115,220	$134,641

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue	$45,779	$43,659	$89,307	$87,219
Cost of revenue	38,822	37,291	76,588	75,307
Gross profit	6,957	6,368	12,719	11,912
Selling, general and administrative expenses	3,632	3,398	7,004	6,936
Operating income	3,325	2,970	5,715	4,976
Interest expense	443	379	857	742
Other income	180	12	584	54
Income from continuing operations before income tax expense	3,062	2,603	5,442	4,288
Income tax expense	1,317	1,162	2,328	2,005
Income from continuing operations	1,745	1,441	3,114	2,283
Loss from discontinued operations, net of income taxes	—	(221)	—	(595)
Net income	$1,745	$1,220	$3,114	$1,688

Basic weighted average shares outstanding	15,550	18,141	15,889	18,029
Diluted weighted average shares outstanding	16,461	18,761	16,795	18,879

Per common share data:
Basic
Income from continuing operations	$0.11	$0.08	$0.20	$0.12
Loss from discontinued operations	—	(0.01)	—	(0.03)
Net income	$0.11	$0.07	$0.20	$0.09
Diluted
Income from continuing operations	$0.11	$0.08	$0.19	$0.12
Loss from discontinued operations	—	(0.01)	—	(0.03)
Net income	$0.11	$0.07	$0.19	$0.09

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

Six months ended June 30, 2006
(In thousands, except for par value per share)

		Class B				Accumulated	Note
	Common	capital	Additional			other	receivable		Total
	stock	stock	paid-in	Accumulated	Unearned	comprehensive	from	Treasury	stockholders’
	($0.01 par)	($0.01 par)	capital	deficit	compensation	loss	stockholder	stock at cost	equity
Balance at December 31, 2005	$171	$12	$168,737	$(71,710)	$(1,133)	$(1,087)	$(619)	$(29)	$94,342
Net income	—	—	—	3,114	—	—	—	—	3,114
Repurchase and exchange of common stock and Class B stock in capital stock restructuring	6	(12)	(6,062)	—	—	—	—	(14,758)	(20,826)
Repayment of note receivable from stockholder	—	—	—	—	—	—	495	—	495
Repurchases of common stock in the open market	—	—	—	—	—	—	—	(1,662)	(1,662)
Elimination of unearned compensation upon adoption of SFAS No. 123R	—	—	(1,133)	—	1,133	—	—	—	—
Stock-based compensation expense	—	—	298	—	—	—	—	—	298
Other comprehensive income	—	—	—	—	—	133	—	—	133
Net issuances of stock primarily for stock option exercises and retirement savings plan	1	—	(5)	—	—	—	—	895	891
Balance at June 30, 2006	$178	$—	$161,835	$(68,596)	$—	$(954)	$(124)	$(15,554)	$76,785

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Six months ended June 30, 2006 and 2005

(Unaudited)
(In thousands)

	2006	2005
Cash flows from operating activities:
Net income	$3,114	$1,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,293	1,499
Collection of deposit in escrow, including interest	—	13,798
Deferred income taxes	1,889	1,524
Issuance of stock for retirement savings plan and non-cash compensation expense	870	517
Minority interest	—	(622)
Changes in other operating items, net of effect of acquisition:
Accounts and other receivables	4,138	(6)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,622)	(663)
Prepaid and other current assets	470	(890)
Accounts payable and accrued expenses	(1,837)	(8,529)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,646)	(197)
Other	—	35
Net cash provided by operating activities	6,669	8,154
Cash flows from investing activities:
Additions to property, plant and equipment	(447)	(431)
Acquisition, net of cash acquired	(619)	—
Other investing activities	71	14
Net cash used in investing activities	(995)	(417)
Cash flows from financing activities:
Repayment of short-term borrowings	—	(5,393)
Repurchase and exchange of common stock and Class B stock in capital stock restructuring	(20,826)	—
Proceeds from issuance of subordinated convertible note by GSE	—	1,500
Repayment of note receivable from stockholder	495	—
Repurchases of common stock in the open market	(1,662)	—
Proceeds from stock option exercises	423	931
Deferred financing costs	—	(182)
Payments on obligations under capital leases	(53)	(47)
Net cash used in financing activities	(21,623)	(3,191)

Effect of exchange rate changes on cash and cash equivalents	(5)	(62)
Net increase (decrease) in cash and cash equivalents	(15,954)	4,484
Cash and cash equivalents at beginning of period	18,118	2,417
Cash and cash equivalents at end of period	$2,164	$6,901

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2006
(Unaudited)

(1)       Basis of Presentation

GP Strategies Corporation (the “Company”) was incorporated in Delaware in 1959. The Company’s business consists of its training, engineering, and consulting business operated by General Physics Corporation (“General Physics” or “GP”).  General Physics is a workforce development company that seeks to improve the effectiveness of organizations by providing training and e-Learning solutions, management consulting, and engineering services that are customized to meet the specific needs of clients.

On September 30, 2005, the Company completed a taxable spin-off of its 57% interest in GSE Systems, Inc. (“GSE”) through a dividend to the Company’s stockholders. GSE is a stand alone public company which provides simulation solutions and services to energy, process and manufacturing industries worldwide.  On September 30, 2005, stockholders received in the spin-off 0.283075 shares of GSE common stock for each share of the Company’s Common Stock or Class B Capital Stock (“Class B Stock”) held on the record date of September 19, 2005. Following the spin-off, the Company ceased to have any ownership interest in GSE and the operations of GSE have been reclassified as discontinued in the Company’s condensed consolidated statements of operations for the prior periods presented.  The Company continues to provide corporate support services to GSE pursuant to a management services agreement which extends through December 31, 2006 (see Note 10).

The accompanying condensed consolidated balance sheet as of June 30, 2006, the condensed consolidated statements of operations for the three and six months ended June 30, 2006 and 2005, and the condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2005 have not been audited, but have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005, as presented in our Annual Report on Form 10-K dated March 16, 2006. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2006 interim period are not necessarily indicative of results to be expected for the entire year. During 2006, the Company reflected $0.3 million of equity in earnings of a joint venture within other income. Previously, this amount was presented in revenue. During 2005, $0.1 million was reflected in revenue related to this joint venture. Certain other amounts in 2005 have been reclassified to conform with the presentation for 2006.

The condensed consolidated financial statements include the operations of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

(2)                     Earnings Per Share

Basic earnings per common share (EPS) is computed by dividing earnings by the weighted average number of common shares outstanding during the periods.  Diluted EPS reflects the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The Company’s dilutive common stock equivalent shares consist of stock options, non-vested stock units, and warrants to purchase shares of common stock computed under the treasury stock method, using the average market price during the period. The following table presents instruments which were not dilutive and were excluded from the computation of diluted EPS in each period, as well as the dilutive common stock equivalent shares which were included in the computation of diluted EPS:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)
Non-dilutive instruments	574	574	579	574

Dilutive common stock equivalents	911	620	906	850

(3)                     Stock-Based Compensation

Accounting Standard Adopted

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, Share-Based Payment (SFAS No. 123R), which revises SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and requires companies to recognize compensation expense for all equity-based compensation awards issued to employees that are expected to vest. The Company adopted SFAS No. 123R on January 1, 2006, using the Modified Prospective Application method without restatement of prior periods. Under this method, the Company began to amortize compensation cost for the remaining portion of its outstanding awards for which the requisite service was not yet rendered as of January 1, 2006. Compensation cost is based on the fair value of those awards as previously disclosed on a pro forma basis under SFAS No. 123.  The Company determines the fair value of and accounts for awards that are granted, modified, or settled after January 1, 2006 in accordance with SFAS No. 123R.

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

The following table summarizes the stock-based compensation expense included in reported net income under the fair value method in accordance with SFAS No. 123R (in thousands):

	Three months	Six months
	ended June 30,	ended June 30,
	2006	2006
Cost of revenue	$106	$211
Selling, general and administrative expenses	42	87
Total stock-based compensation expense (pre-tax)	$148	$298

Total compensation expense was comprised of $64,000 for stock options and $84,000 for non-vested stock units for the three months ended June 30, 2006, and $139,000 for stock options and $159,000 for non-vested stock units for the six months ended June 30, 2006. During the three and six months ended June 30, 2006, the Company recognized a deferred income tax benefit of $59,000 and $119,000, respectively, associated with the compensation expense recognized for these awards. As of June 30, 2006, the Company had non-qualified stock options, restricted stock, and non-vested stock units outstanding under these plans as discussed below.

Non-Qualified Stock Options

Non-qualified stock options are granted with an exercise price not less than the fair market value of the Company’s Common Stock at the date of grant, vest over a period up to ten years, and expire at various terms up to ten years from the date of grant.

Summarized information for the Company’s non-qualified stock options is as follows:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
Stock Options	options	exercise price	term	value
Outstanding at December 31, 2005	1,411,345	$4.83

Granted	—
Exercised	(88,016)	4.73
Forfeited/expired	(23,973)	5.47
Outstanding and expected to vest at June 30, 2006	1,299,356	$4.83	1.50	$3,880,000
Exercisable at June 30, 2006	1,252,575	$4.78	1.50	$3,798,000

The total intrinsic value realized by participants on stock options exercised was $244,000 and $501,000 during the three months ended June 30, 2006 and 2005, respectively, and $249,000 and $762,000 for the six months ended June 30, 2006 and 2005, respectively. The Company did not realize a tax benefit related to these stock option exercises due to the existence of net operating loss carryforwards in these periods. In addition, the Company received cash for the exercise price associated with stock options exercised of $409,000 and $552,000 during the three months ended June 30, 2006 and 2005, respectively, and $417,000 and $844,000 during the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, the Company had $48,000 of unrecognized compensation related to the unvested portion of outstanding stock options expected to be recognized through July 2007 (a weighted average remaining vesting period of less than one year).

Restricted Stock and Stock Unit Awards

The Company granted 268,000 restricted stock and non-vested stock units to certain Company officers and employees during 2005 with a weighted-average grant date fair value of $7.40 per share. Of the total stock awards granted, 76,000 represented shares of restricted stock which were fully vested upon grant because they were attributed to 2004 service, but have a restriction on sale until December 31, 2007.  The remainder of the awards granted during 2005 represented 192,000 non-vested stock units which vest to the recipients at various dates, up to five years, based on fulfilling service requirements. Upon vesting, the stock units are settled in shares of the Company’s Common Stock.  As of both December 31, 2005 and June 30, 2006, the Company had 182,000 non-vested stock units outstanding with a weighted average grant date fair value of $7.54. No shares of restricted stock or stock units were granted or vested during the six months ended June 30, 2006. As of June 30, 2006, the Company had unrecognized compensation cost of $974,000 related to the unvested portion of its outstanding stock units expected to be recognized over a weighted average remaining service period of 3.6 years.

Pro-Forma Information

The following table presents the pro-forma effect on net income and earnings per share for all outstanding stock-based compensation awards for the three and six months ended June 30, 2005 in which the fair value provisions of SFAS No. 123R were not in effect (dollars in thousands, except per share data):

	Three months	Six months
	ended June 30,	ended June 30,
	2005	2005
Net income — as reported	$1,220	$1,688

Add: stock-based compensation expense determined under intrinsic value method and included in reported net income, net of tax	35	35

Deduct: stock-based compensation expense determined under the fair-value-based method for all awards, net of tax	(96)	(170)
Pro forma net income	$1,159	$1,553

Net income per share:
Basic — as reported	$0.07	$0.09
Basic — pro forma	$0.06	$0.09
Diluted — as reported	$0.07	$0.09
Diluted — pro forma	$0.06	$0.08

The per share weighted average fair value of the Company’s stock options granted during the six months ended June 30, 2005 was $3.35 on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Three and
Six months
ended
June 30, 2005
Expected dividend yield	—%
Risk-free interest rate	3.56%
Expected volatility	53.51%
Expected term	4.0 years

The Company estimates the fair value of its stock options on the date of grant using the Black-Scholes option pricing model. The Company estimates the expected term of stock options granted taking into consideration historical data related to stock option exercises. The Company also uses historical data in order to estimate the volatility factor for a period equal to the duration of the expected life of stock options granted. The Company believes that the use of historical data to estimate these factors provides a reasonable basis for these assumptions. The risk-free interest rate for the periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. No stock options were granted during the six months ended June 30, 2006.

 (4)                  Short-Term Borrowings

General Physics has a $25 million Financing and Security Agreement (the “Credit Agreement”), as amended, with a bank that expires on August 12, 2007 with annual renewal options. The Credit Agreement is secured by certain assets of General Physics and provides for an unsecured guaranty from the Company. The Company continued to guarantee GSE’s borrowings under the Credit Agreement (for which $1,500,000 was allocated for use by GSE) subsequent to the spin-off on September 30, 2005. In March 2006, GSE repaid its borrowings in full and ceased to be a borrower under the Credit Agreement. As a result, the Company’s guarantee of GSE’s borrowings was terminated.

The interest rate on the Credit Agreement is at the daily LIBOR market index rate plus 3.0%. Based upon the financial performance of General Physics, the interest rate can be reduced. As of June 30, 2006, the rate was reduced to LIBOR plus 2.5%, which resulted in a rate of approximately 7.8%. The Credit Agreement contains covenants with respect to General Physics’ minimum tangible net worth, leverage ratio, interest coverage ratio and its ability to make capital expenditures. General Physics was in compliance with all loan covenants under the Credit Agreement as of June 30, 2006. The Credit Agreement also contains certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends. General Physics is currently restricted from paying dividends or management fees to the Company in excess of $1,000,000 in any year, with the exception of a waiver by the lender which permits General Physics to provide cash to the Company to repurchase up to $5 million of additional shares of its outstanding Common Stock (see Note 7).

As of June 30, 2006, General Physics had no outstanding borrowings under the Credit Agreement and there was approximately $19,012,000 of available borrowings based upon 80% of eligible accounts receivable and 80% of eligible unbilled receivables.

(5)       Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2006	2005
6% conditional subordinated notes due 2008 (a)	$7,500	$7,500
ManTech Note (b)	5,251	5,251
Capital lease obligations	91	93
	12,842	12,844
Less warrant related discount, net of accretion	(1,226)	(1,464)
	11,616	11,380
Less current maturities	(58)	(71)
	$11,558	$11,309

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

The Gabelli Notes bear interest at 6% per annum payable semi-annually and mature in August 2008. The Gabelli Notes are secured by a mortgage on the Company’s former property located in Pawling, New York which was distributed to National Patent Development Corporation (NPDC) in connection with its spin-off by the Company on November 24, 2004. In addition, at any time that less than $1,875,000 of the principal amount of the Gabelli Notes is outstanding, the Company may defease the obligations secured by the mortgage and obtain a release of the mortgage by depositing with an agent for the Noteholders bonds or government securities with an investment grade rating by a nationally recognized rating agency which, without reinvestment, will provide cash on the maturity date of the Gabelli Notes in an amount not less than the outstanding principal amount of the Gabelli Notes.

Subsequent to the spin-off of NPDC and GSE and in accordance with the anti-dilution provisions of the warrant agreement for stock splits, reorganizations, mergers and similar transactions, the number of GP Warrants was adjusted to 984,116 and the exercise price was adjusted to $5.85 per share. The GP warrants are exercisable at any time until August 2008. The exercise price may be paid in cash, by delivery of the Gabelli Notes, or a combination of the two. The fair value of the GP Warrants at the date of issuance was $2,389,000, which reduced long-term debt in the accompanying consolidated balance sheets and is being accreted as additional interest expense using the effective interest rate over the term of the Gabelli Notes. The Gabelli Notes have a yield to maturity of 15.436% based on the discounted value. Accretion charged as interest expense was approximately $119,000 and $103,000 for the three months ended June 30, 2006 and 2005, respectively, and approximately $238,000 and $205,000 for the six months ended June 30, 2006 and 2005, respectively.

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

(6)                     Comprehensive Income

The following are the components of comprehensive income (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$1,745	$1,220	$3,114	$1,688

Other comprehensive income (loss), net of income taxes:
Net unrealized (gain) loss on available-for-sale securities	(2)	(120)	1	(4)
Foreign currency translation adjustment	168	(240)	132	(91)
	166	(360)	133	(95)
Comprehensive income, net of tax	$1,911	$860	$3,247	$1,593

As of June 30, 2006 and December 31, 2005, accumulated other comprehensive loss, net of tax, was $954,000 and $1,087,000, respectively, and consisted primarily of foreign currency translation adjustments.

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

Prior to the restructuring, the 1,200,000 outstanding shares of Class B Stock collectively represented approximately 41% of the aggregate voting power of the Company since the Class B Stock had ten votes per share.  The repurchase of a total of 2,721,500 shares represented approximately 15% of the total outstanding shares of capital stock of the Company.  Of the 600,000 Class B shares exchanged for common shares, 568,750 shares were owned by the Chairman of the Executive Committee of the Company.

In connection with the repurchase and exchange transactions, the Board of Directors of the Company authorized the repurchase of up to $5 million of additional common shares from time to time in the open market, subject to prevailing business and market conditions and other factors.  General Physics’ lender has permitted General Physics to utilize funds borrowed under the Credit Agreement to provide cash to the Company to repurchase up to $5 million of additional shares of the Company’s outstanding Common Stock (see Note 4). During the six months ended June 30, 2006, the Company repurchased 238,000 shares of its Common Stock in the open market for a total cost of approximately $1,662,000.

(8)                     Business Segments

The Company has two reportable business segments: 1) Process, Energy & Government; and 2) Manufacturing & Business Process Outsourcing (BPO). The Company is organized by operating group primarily based upon the services performed and markets served by each group.  The reportable business segments represent an aggregation of the Company’s operating segments in accordance with the aggregation criteria in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

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

The Manufacturing & BPO segment provides training, curriculum design and development, staff augmentation, e-Learning services, system hosting, integration and help desk support, training and business process outsourcing, and consulting and technical services to large companies in the automotive, pharmaceutical, electronics, and other industries as well as to governmental clients.

GSE ceased to be a reportable business segment effective with the spin-off on September 30, 2005 and its results are reported in discontinued operations in the condensed consolidated statements of operations through the effective date of the spin-off.  The Company recorded revenues for services provided to GSE pursuant to a management services agreement (see Note 10) of $151,000 and $162,000 for the three months ended June 30, 2006 and 2005, respectively, and $301,000 and $329,000 for the six months ended June 30, 2006 and 2005, respectively.  The revenues and expenses related to these services, which were intercompany transactions prior to the spin-off of GSE have been eliminated in the condensed consolidated statements of operations for the three and six months ended June 30, 2005.

For the six months ended June 30, 2006 and 2005, sales to the United States government and its agencies represented approximately 32% and 39%, respectively, of the Company’s revenue. Revenue from the Department of the Army, which is included in the Process, Energy & Government segment, accounted for approximately 14% and 21% of the Company’s revenue for the six months ended June 30, 2006 and 2005, respectively. No other customer accounted for greater than 10% of the Company’s revenue for the six months ended June 30, 2006.

The Company does not allocate the following corporate items to the segments: other income and interest expense; selling, general and administrative expense; and income tax expense.  Inter-segment revenue is eliminated in consolidation and is not significant.

The following table sets forth the revenue and operating income of each of the Company’s operating segments and includes a reconciliation of segment revenue to consolidated revenue and operating income to consolidated income from continuing operations before income tax expense (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue:
Process, Energy & Government	$19,238	$20,597	$38,911	$42,120
Manufacturing & BPO	26,541	23,062	50,396	45,099
	$45,779	$43,659	$89,307	$87,219
Operating income:
Process, Energy & Government	$1,907	$2,605	$3,395	$4,981
Manufacturing & BPO	1,858	730	3,490	1,162
Corporate and other general and administrative expenses	(440)	(365)	(1,170)	(1,167)
	3,325	2,970	5,715	4,976
Interest expense	(443)	(379)	(857)	(742)
Other income	180	12	584	54
Income from continuing operations before income tax expense	$3,062	$2,603	$5,442	$4,288

(9)                     Acquisition

On February 3, 2006, the Company completed the acquisition of Peters Management Consultancy Ltd. (PMC), a performance improvement and training company in the United Kingdom.  The Company acquired 100% ownership of PMC for a purchase price of $1,331,000 in cash, subject to a post-closing adjustment based on actual net equity, plus contingent payments of up to $923,000 based upon the achievement of certain performance targets during the first year following completion of the acquisition. In connection with the acquisition and in accordance with SFAS No. 141, Business Combinations, the Company recorded $868,000 of goodwill, representing the excess of the purchase price over the net assets acquired and $133,000 of third party acquisition costs, and $200,000 of customer-related intangible assets. PMC is included in the Company’s Manufacturing & BPO segment and its results are included in the condensed consolidated financial statements since the date of acquisition.  The pro-forma impact of the PMC acquisition is not material to the Company’s results of operations for the three and six months ended June 30, 2006 and 2005.

The Company’s purchase price allocation for the net assets acquired is as follows:

Cash	$845
Accounts receivable and other current assets	840
Property, plant and equipment, net	88
Goodwill	868
Intangible assets	200
Total assets	2,841

Accounts payable, accrued expenses and other liabilities	723
Billings in excess of costs and estimated earnings on uncompleted contracts	654
Total liabilities assumed	1,377

Net assets acquired	$1,464

(10)                    Related Party Transactions

Loans

As of June 30, 2006 and December 31, 2005, the Company had a note receivable from the Company’s Chairman of the Executive Committee and former Chief Executive Officer of approximately $124,000 and $619,000, respectively. The proceeds of the original note were used primarily to exercise options to purchase Class B Stock. The note bears interest at the prime rate and is secured by certain assets owned by him. All unpaid principal and accrued interest on the note is due on May 31, 2007.  In addition, as of December 31, 2005, the Company had other employee advances, unsecured loans and accrued interest receivable from him, totaling $353,000.  On January 19, 2006, he repaid approximately $853,000 of $972,000 of total indebtedness (including principal and interest) owed by him to the Company using the proceeds he received from the Class B exchange transaction (see Note 7). As of June 30, 2006, the aggregate amount of indebtedness (including principal and accrued interest) outstanding under the note was $150,000.

Management Services Agreement Between NPDC and the Company

Prior to the spin-off, NPDC was a wholly-owned subsidiary of the Company.  In connection with the spin-off, NPDC entered into a separate management agreement with the Company pursuant to which the Company provides certain general corporate services to NPDC.

The Company has three employees, including the Chief Executive Officer and Chief Legal Officer, who provide services to NPDC under the management services agreement, for which the Company is reimbursed for such services.  Services under the agreement relate to executive financial services, corporate legal services, corporate secretarial administrative support, and executive management consulting.  The term of the agreement extends for three years from the date of the spin-off, or through November 24, 2007, and may be terminated by either NPDC or the Company on or after July 30, 2006 with 180 days prior written notice, with the exception of the portion of the management fee relating to compensation for NPDC’s Chief Executive Officer for which NPDC is liable through May 31, 2007 pursuant to his employment agreement. NPDC pays the Company an annual fee of $934,000 as compensation for these services, payable in equal monthly installments.  For the three and six months ended June 30, 2006, the Company charged NPDC approximately $230,000 and $458,000, respectively, for services under the management agreement, which is included as a reduction of selling, general and administrative expenses in the condensed consolidated statements of operations.

NPDC continues to occupy a portion of corporate office space leased by the Company. Pursuant to the management services agreement, NPDC compensates the Company for use of this space.  The Company’s lease extends through December 31, 2006.

Management Services Agreement Between GSE and the Company

Pursuant to a management services agreement, the Company provides corporate support services to GSE.  GSE pays the Company an annual fee of $685,000 for these services and can terminate the agreement by providing sixty days written notice.  The management services agreement can be renewed by GSE upon mutual agreement for successive one-year terms and was renewed through December 31, 2006.

(11)     Guarantees

Subsequent to the spin-off of NPDC, the Company continues to guarantee certain obligations of NPDC’s subsidiaries, Five Star Products, Inc. (“Five Star”) and MXL Industries, Inc. (“MXL”).  The Company guarantees certain operating leases for Five Star’s New Jersey and Connecticut warehouses, totaling approximately $1,589,000 per year through the first quarter of 2007.  The Company also guarantees the repayment of two debt obligations of MXL, which are secured by property and certain equipment of MXL. The aggregate outstanding balance of these debt obligations as of June 30, 2006 was $1,218,000.  The Company’s guarantees expire upon the maturity of the debt obligations which are October 1, 2006 and

March 31, 2011.

(12)                    Litigation

In November 2005, the Company settled its remaining fraud claims against Electronic Data Systems Corporation (EDS) and Systemhouse in connection with the Company’s 1998 acquisition of Learning Technologies. Pursuant to the settlement, EDS made a cash payment to the Company in the amount of $9,000,000 in December 2005. The Company recognized a gain on the litigation settlement, net of legal fees and expenses, of approximately $5,552,000 in the fourth quarter of 2005.  In accordance with a spin-off agreement with NPDC, the Company made an additional capital contribution to NPDC for approximately $1,201,000 of the settlement proceeds, which was accounted for as a component of the net assets distributed to NPDC in connection with the spin-off, through a reduction of additional paid-in capital in 2005.  The Company did not transfer cash to NPDC for this additional capital contribution, but instead is offsetting the management fee charges receivable from NPDC against the payable to NPDC (see Note 10).  As of June 30, 2006, the Company has a remaining payable to NPDC of $693,000 for this additional capital contribution, which is included in accounts payable and accrued expenses on the condensed consolidated balance sheet.

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

(13)                    Accounting Standard Issued

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under FIN 48, a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under FIN 48 would equal the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  FIN 48 will be effective as of January 1, 2007 for calendar-year companies.  In applying the new accounting model prescribed by FIN 48, companies will need to determine and assess all material positions existing as of the adoption date, including all significant uncertain positions, in all tax years, that are still subject to assessment or challenge under relevant tax statutes. The Company is currently evaluating the impact of adopting this new accounting standard on its consolidated financial statements.

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

General Overview

The Company’s business consists of its operating subsidiary, General Physics, a global training, engineering, and consulting company that seeks to improve the effectiveness of organizations by providing training and e-Learning solutions, management consulting, and engineering services and products that are customized to meet the specific needs of clients. Clients include Fortune 1000 companies and governmental customers. General Physics is a global leader in performance improvement, with four decades of experience in providing solutions to optimize workforce performance.

The Company has two reportable business segments: 1) Process, Energy & Government; and 2) Manufacturing & Business Process Outsourcing (BPO):

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

•                  Manufacturing & BPO - this segment provides training, curriculum design and development, staff augmentation, e-Learning services, system hosting, integration and help desk support, training and business process outsourcing, and consulting and technical services to large companies in the automotive, steel, pharmaceutical, electronics, and other industries as well as to governmental clients.

Significant Events of 2006

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

Prior to the restructuring, the 1,200,000 outstanding shares of Class B Stock collectively represented approximately 41% of the aggregate voting power of the Company since the Class B Stock had ten votes per share.  The repurchase of a total of 2,721,500 shares represented approximately 15% of the total outstanding shares of capital stock of the Company.  Approximately $20.3 million was required for the repurchase and exchange and was financed with cash on hand.  See Note 7 to the accompanying condensed consolidated financial statements for further details regarding the repurchase and exchange transaction.

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

Operating Highlights

Three months ended June 30, 2006 compared to the three months ended June 30, 2005

For the quarter ended June 30, 2006, the Company had net income of $1.7 million, or $0.11 per diluted share, compared to $1.2 million, or $0.07 per diluted share, for the quarter ended June 30, 2005.  The improved results were primarily due to an increase in income from continuing operations, the components of which are discussed in detail below.  In addition, the $0.04 per share increase in diluted earnings per share is partially attributable to the decrease in common shares outstanding during the second quarter of 2006 compared to the second quarter of 2005 as a result of the capital stock restructuring discussed above, and repurchases of 228,000 common shares in the open market during the second quarter of 2006.

Revenue

(Dollars in thousands)

	Three months ended
	June 30,
	2006	2005
Process, Energy & Government	$19,238	$20,597
Manufacturing & BPO	26,541	23,062
	$45,779	$43,659

Process, Energy & Government revenue decreased $1.4 million or 6.6% during the second quarter of 2006 compared to the second quarter of 2005.  The decrease in revenue is primarily due to a $10.0 million decline in government funding for the Domestic Preparedness Equipment Technical Assistance Program (DPETAP) which resulted in a decrease in revenue of $2.2 million during the second quarter of 2006 compared to the second quarter of 2005. In addition, a scheduling delay on an environmental engineering contract resulted in a decrease in revenue of $1.3 million during the second quarter of 2006 compared to the second quarter of 2005.  These decreases in revenue were offset by an increase in hurricane recovery services revenue of $1.6 million and an increase in revenue of $0.5 million related to a liquefied natural gas (LNG) fueling station project during the second quarter of 2006 compared to the second quarter of 2005.

Manufacturing & BPO revenue increased $3.5 million or 15.1% during the second quarter of 2006 compared to the second quarter of 2005.  The increase in revenue is due to the following: a $2.1 million increase due to the expansion of business process outsourcing services with new and existing customers, a $1.0 million increase from our international operations in the United Kingdom primarily resulting from the PMC acquisition in February 2006, a $0.9 million increase in lean manufacturing services, a $0.5 million increase for other technical services provided primarily to a pharmaceutical customer, and a $0.4 million increase for e-Learning, content development and system hosting services. This net increase in revenue was offset by other decreases in revenue, primarily due to a change in contract scopes with a business process outsourcing customer during 2005 which resulted in a decrease in revenue of $1.4 million during the second quarter of 2006 compared to the second quarter of 2005.

Gross Profit

(Dollars in thousands)

	Three months ended
	June 30,
	2006		2005
		% Revenue		% Revenue
Process, Energy & Government	$3,262	17.0%	$3,978	19.3%
Manufacturing & BPO	3,695	13.9%	2,390	10.4%
	$6,957	15.2%	$6,368	14.6%

Process, Energy & Government gross profit of $3.3 million or 17.0% of revenue for the second quarter of 2006 decreased by $0.7 million or 18.0% when compared to gross profit of $4.0 million or 19.3% of revenue for the second quarter of 2005. This decrease in gross profit is primarily attributable to a decline in government funding for the DPETAP contract and the environmental engineering project delay discussed above, offset by an increase in gross profit related to an increase in revenue from hurricane recovery services during the second quarter of 2006 compared to the second quarter of 2005.

Manufacturing & BPO gross profit of $3.7 million or 13.9% of revenue for the second quarter of 2006 increased by $1.3 million or 54.6% when compared to gross profit of $2.4 million or 10.4% of revenue for the second quarter of 2005. This increase in gross profit is primarily attributable to an increase in revenue from business process outsourcing, e-Learning, lean manufacturing and other technical services, as well as international growth during the second quarter of 2006 compared to the second quarter of 2005. Additionally, infrastructure costs have not increased at the same rate as our revenue growth for this segment, resulting in increased profitability.

Selling, General and Administrative Expenses

SG&A increased $0.2 million or 6.9% from $3.4 million for the second quarter of 2005 to $3.6 million for the second quarter of 2006.  The increase is primarily due to a non-cash compensation credit of $0.2 million during the second quarter of 2005 related to the GP Strategies Millennium Cell Stock Option Plan which did not recur in 2006.

Interest Expense

Interest expense was $0.4 million for both the second quarter of 2006 and 2005.

Other Income

Other income increased $0.2 million during the second quarter of 2006 compared to the second quarter of 2005 primarily due to increases in investment income. Other income for the second quarter of 2006 includes $0.1 million of equity in earnings of a joint venture, for which an immaterial amount was included in revenue during the second quarter of 2005.

Income Tax Expense

Income tax expense increased $0.1 million from $1.2 million for the second quarter of 2005 to $1.3 million for the second quarter of 2006.  This increase is due to increased income from continuing operations before income tax expense for the second quarter of 2006 compared to the second quarter of 2005.  Income tax expense for interim periods is based on an estimated annual effective tax rate which includes the federal and state statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

For the six months ended June 30, 2006, the Company had net income of $3.1 million, or $0.19 per diluted share, compared to $1.7 million, or $0.09 per diluted share, for the same period in 2005.  The improved results were primarily due to an increase in income from continuing operations, the components of which are discussed in detail below.  In addition, the $0.10 per share increase in diluted earnings per share is partially attributable to the decrease in common shares outstanding during the six months ended June 30, 2006 compared to the same period in 2005 as a result of the capital stock restructuring discussed above, and repurchases of 238,000 common shares in the open market during the six months ended June 30, 2006.

Revenue

(Dollars in thousands)

	Six months ended
	June 30,
	2006	2005

Process, Energy & Government	$38,911	$42,120
Manufacturing & BPO	50,396	45,099
	$89,307	$87,219

Process, Energy & Government revenue decreased $3.2 million or 7.6% during the six months ended June 30, 2006 compared to the same period in 2005.  The decrease in revenue is primarily due to a $10.0 million decline in government funding for the DPETAP contract which resulted in a decrease in revenue of $5.4 million during the six months ended June 30, 2006 compared to the same period in 2005. In addition, a scheduling delay on an environmental engineering contract resulted in a decrease in revenue of $3.0 million during the six months ended June 30, 2006 compared to the same period in 2005. These decreases in revenue were offset by an increase in hurricane recovery services revenue of $2.9 million, an increase in chemical demilitarization training support services of $1.0 million, an increase in revenue of $0.8 million related to a liquefied natural gas (LNG) fueling station project, and net increases in various energy and other government contracts of $0.5 million during the six months ended June 30, 2006 compared to the same period in 2005.

Manufacturing & BPO revenue increased $5.3 million or 11.7% during the six months ended June 30, 2006 compared to the same period in 2005.  The increase in revenue is due to the following:  a $2.7 million increase due to the expansion of business process outsourcing services with new and existing customers, a $1.6 million increase for e-Learning, content development and system hosting services, a $1.9 million increase from our international operations in the United Kingdom primarily resulting from the PMC acquisition in February 2006 as well as growth on existing international contracts, a $1.6 million increase in lean manufacturing services, and a $0.8 million increase for other technical services provided primarily to a pharmaceutical customer. These net increases in revenue were offset by other decreases in revenue, primarily due to a change in contract scopes with a business process outsourcing customer during 2005 which resulted in a decrease in revenue of $2.7 million, as well as net decreases of $0.6 million in revenue for other technical training services during the six months ended June 30, 2006 compared to the same period in 2005.

Gross Profit

(Dollars in thousands)

	Six months ended
	June 30,
	2006		2005
		% Revenue		% Revenue
Process, Energy & Government	$5,970	15.3%	$7,668	18.2%
Manufacturing & BPO	6,749	13.4%	4,244	9.4%
	$12,719	14.2%	$11,912	13.7%

Process, Energy & Government gross profit of $6.0 million or 15.3% of revenue for the six months ended June 30, 2006 decreased by $1.7 million or 22.1% when compared to gross profit of approximately $7.7 million or 18.2% of revenue for the six months ended June 30, 2005. This decrease in gross profit is primarily attributable to a decline in government funding for the DPETAP contract and the environmental engineering project delay discussed above, offset by an increase in gross profit related to an increase in revenue from hurricane recovery services during the six months ended June 30, 2006 compared to the same period in 2005.

Manufacturing & BPO gross profit of $6.7 million or 13.4% of revenue for the six months ended June 30, 2006 increased by $2.5 million or 59.0% when compared to gross profit of approximately $4.2 million or 9.4% of revenue for the same period of 2005. This increase in gross profit is primarily attributable to an increase in revenue from business process outsourcing, e-Learning, lean manufacturing and other technical services, as well as international growth during the six months ended June 30, 2006 compared to the same period of 2005. A decrease in lower margin subcontractor utilization and an increase in higher margin internal labor utilization on certain contracts also contributed to an increase in gross profit as a percentage of revenue during the six months ended June 30, 2006 compared to the same period of 2005. Additionally, infrastructure costs have not increased at the same rate as our revenue growth for this segment, resulting in increased profitability.

Selling, General and Administrative Expenses

SG&A increased $0.1 million or 1.0% from $6.9 million for the six months ended June 30, 2005 to $7.0 million for the same period in 2006.  This net increase is primarily due to an increase in compensation and severance expense, offset by decreases in the provision for doubtful accounts and legal expenses during the six months ended June 30, 2006 compared to the same period in 2005.

Interest Expense

Interest expense was $0.9 million for the six months ended June 30, 2006 compared to $0.7 million for the same period in 2005.  The increase is primarily due to higher short-term borrowing levels during the six months ended June 30, 2006 compared to the same period in 2005.

Other Income

Other income was $0.6 million for the six months ended June 30, 2006 compared to $0.1 million for the same period in 2005.  The increase is primarily due to increases in interest income and investment income during the six months ended June 30, 2006 compared to the same period in 2005. Other income for the six months ended June 30, 2006 includes $0.3 million of equity in earnings of a joint venture, for which an immaterial amount was included in revenue during the same period in 2005.

Income Tax Expense

Income tax expense increased $0.3 million from $2.0 million for the six months ended June 30, 2005 to $2.3 million for the same period in 2006.  This increase is due to increased income from continuing operations before income tax expense for the six months ended June 30, 2006 compared to the same period in 2005.  Income tax expense for interim periods is based on an estimated annual effective tax rate which includes the federal and state statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Liquidity and Capital Resources

Working Capital

For the six months ended June 30, 2006, the Company’s working capital decreased $15.8 million from $34.8 million at December 31, 2005 to $19.0 million at June 30, 2006. The decrease is primarily due to the use of approximately $20.3 million of cash in January 2006 to complete the capital stock restructuring discussed below. The Company believes that cash generated from operations and borrowing availability under the Credit Agreement (described below), will be sufficient to fund the working capital and other requirements of the Company for the foreseeable future.

On January 19, 2006, the Company completed a restructuring of its capital stock in which it used approximately $20.3 million of cash on hand to repurchase 2,121,500 shares of its Common Stock and 600,000 shares of its Class B Stock, and to exchange 600,000 shares of its Class B Stock for 600,000 shares of Common Stock. In connection with the capital stock restructuring, the Company authorized the repurchase of up to $5 million of additional common shares from time to time in the open market, subject to prevailing business and market conditions and other factors. See Note 7 to the accompanying condensed consolidated financial statements for further details regarding the repurchase and exchange transaction. During the six months ended June 30, 2006, the Company repurchased 238,000 shares of its Common Stock in the open market for a total cost of approximately $1.7 million.

On February 3, 2006, the Company completed the acquisition of PMC, a performance improvement and training company in the United Kingdom.  The purchase price was $1.3 million in cash, subject to a post-closing adjustment based on actual net equity, plus contingent payments of up to $0.9 million based upon the achievement of certain performance targets during the first year following completion of the acquisition.

Cash Flows

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

The Company’s cash balance decreased $15.9 million from $18.1 million as of December 31, 2005 to $2.2 million at June 30, 2006. The decrease in cash and cash equivalents during the six months ended June 30, 2006 resulted from cash provided by operating activities of $6.7 million, offset by cash used in investing activities of $1.0 million and cash used in financing activities of $21.6 million.  Cash flows from discontinued operations are combined with cash flows from continuing operations within the operating, investing, and financing activities categories in the accompanying consolidated statements of cash flows through the effective date of the spin-off of GSE.

Cash provided by operating activities was $6.7 million for the six months ended June 30, 2006 compared to $8.2 million for the same period in 2005.  The decrease in cash provided by operating activities compared to the prior year period is primarily due to the receipt of proceeds from the EDS arbitration award of $13.8 million in

January 2005, offset by an increase in net income of $1.4 million and increases in net working capital changes of $9.8 million during the six months ended June 30, 2006 compared to the same period in 2005. During the six months ended June 30, 2005, working capital changes included an $8.5 million decrease in accrued expenses which was primarily related to the payout of $5.0 million of the EDS arbitration proceeds to NPDC pursuant to the spin-off agreement (see Note 12 to the accompanying condensed consolidated financial statements). Excluding this item, net changes in working capital increased $4.8 million during the six months ended June 30, 2006 compared to the same period in 2005.

Cash used in investing activities was $1.0 million for the six months ended June 30, 2006 compared to $0.4 million for the same period in 2005.  The increase in cash used in investing activities is primarily due to $0.6 million of net cash paid in connection with the acquisition of PMC (net of $0.8 million cash acquired).

Cash used in financing activities was $21.6 million for the six months ended June 30, 2006 compared to $3.2 million for the same period in 2005.  The increase in cash used in financing activities is primarily due to $20.8 million of cash used in connection with the capital stock restructuring (including transaction costs) and $1.7 million of cash used for repurchases of common stock in the open market (see Note 7 to the accompanying condensed consolidated financial statements). In addition, cash used in investing activities during the six months ended June 30, 2005 included net repayments of short-term borrowings of $5.4 million, offset by proceeds from the issuance of a convertible note by GSE of $1.5 million, which did not recur in 2006.

Short-term Borrowings and Long-term Debt

General Physics has a $25 million Credit Agreement with a bank that expires on August 13, 2007, as amended, with annual renewal options, and is secured by certain assets of General Physics.  The interest rate on borrowings under the Credit Agreement is at the daily LIBOR Market Index Rate plus 3.0%. Based upon the financial performance of General Physics, the interest rate can be reduced. As of June 30, 2006, the rate was reduced to LIBOR plus 2.5%, which resulted in a rate of approximately 7.8%.  The Credit Agreement also contains certain restrictive covenants. General Physics is currently restricted from paying dividends and management fees to the Company in excess of $1.0 million in any fiscal year, with the exception of a waiver by the lender which permits General Physics to provide cash to the Company to repurchase up to $5 million of additional shares of its outstanding Common Stock (see Note 7 to the accompanying condensed consolidated financial statements).  As of June 30, 2006, the Company had no outstanding borrowings under the Credit Agreement and there was approximately $19,012,000 of available borrowings based upon 80% of eligible accounts receivable and 80% of eligible unbilled receivables.  As of December 31, 2005, the Company had no amounts outstanding under the Credit Agreement.

In August 2003, the Company issued and sold to four Gabelli funds $7.5 million aggregate principal amount of 6% Conditional Subordinated Notes due 2008 (Gabelli Notes) and 937,500 warrants (GP Warrants), each entitling the holder thereof to purchase (subject to adjustment) one share of the Company’s Common Stock at an exercise price of $8.00. The aggregate purchase price for the Gabelli Notes and GP Warrants was $7.5 million. The Gabelli Notes are secured by a mortgage on the Company’s former property located in Pawling, New York which was distributed to National Patent Development Corporation. In addition, at any time that less than $1,875,000 million principal amount of the Gabelli Notes is outstanding, the Company may defease the obligations secured by the mortgage and obtain a release of the mortgage. Subsequent to the spin-offs of NPDC and GSE and in accordance with the anti-dilution provisions of the warrant agreement, the number of GP Warrants was adjusted to 984,116 and the exercise price was adjusted to $5.85 per share. As of June 30, 2006, there were 983,116 warrants with an exercise price of $5.85 outstanding and exercisable.

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

Accounting Standard Issued

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under FIN 48, a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under FIN 48 would equal the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  FIN 48 will be effective as of January 1, 2007 for calendar-year companies.  In applying the new accounting model prescribed by FIN 48, companies will need to determine and assess all material positions existing as of the adoption date, including all significant uncertain positions, in all tax years, that are still subject to assessment or challenge under relevant tax statutes. The Company is currently evaluating the impact of adopting this new accounting standard on its consolidated financial statements.

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

During the three and six months ended June 30, 2006, the Company recognized $148,000 and $298,000, respectively, of pre-tax stock-based compensation expense under the fair value method in accordance with SFAS No. 123R. During the three and six months ended June 30, 2006, the Company recognized a deferred income tax benefit of $59,000 and $119,000, respectively, associated with the compensation expense recognized for these awards. As of June 30, 2006, the Company had $48,000 of unrecognized compensation related to the unvested portion of outstanding stock options awards expected to be recognized through July 2007 (a weighted-average remaining vesting period of less than one year).  As of June 30, 2006, the Company had unrecognized compensation cost of $974,000 related to the unvested portion of its outstanding stock units expected to be recognized over a weighted average remaining service period of 3.6 years. The Company did not grant any stock-based compensation awards during the six months ended June 30, 2006.

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

As a result, we implemented changes in certain of our internal controls over financial reporting during the six months ended June 30, 2006, as follows:

•                  The Company has, subsequent to December 31, 2005, continued to revise its processes and procedures over the accounting for income taxes.

•                  The Company hired a new Director of Tax on December 31, 2005 who we believe will provide the Company with the necessary technical skills to perform, review and analyze complex tax accounting activities.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s share repurchase activity for the three months ended June 30, 2006:

Issuer Purchases of Equity Securities
				Total number	Approximate
				of shares	dollar value of
	Total number		Average	purchased as	shares that may yet
	of shares		price paid	part of publicly	be purchased under
Month	purchased		per share	announced program	the program
April 1-30, 2006	214,300	(1)	$6.88	214,300	$3,454,000
May 1-31, 2006	—		—	—	—
June 1-30, 2006	13,700	(1)	$7.56	13,700	$3,350,000

(1)             Represents shares repurchased in the open market in connection with the Company’s share repurchase program under which the Company may repurchase up to $5 million of its common stock from time to time in the open market subject to prevailing business and market conditions and other factors. This program was authorized by the Company’s Board of Directors and was publicly announced on January 19, 2006. There is no expiration date for the repurchase program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1                                 Certification of Chief Executive Officer of the Company dated August 9, 2006 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

31.2                                 Certification of Executive Vice President and Chief Financial Officer of the Company dated August 9, 2006 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

32.1                                 Certification of Chief Executive Officer and Chief Financial Officer of the Company dated August 9, 2006 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GP STRATEGIES CORPORATION

August 9, 2006	/s/ Scott N. Greenberg
Chief Executive Officer

/s/ Sharon Esposito-Mayer
Executive Vice President and Chief Financial Officer