Form 10-Q
period 2006-09-30
GP STRATEGIES CORP
filed 2006-11-09
CIK 70415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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

Large accelerated filer  ☐             Accelerated filer   ☒            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock as of October 31, 2006:

Class	Outstanding
Common Stock, par value $.01 per share	15,818,449 shares

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,216	$18,118
Accounts and other receivables, less allowance for doubtful accounts of $666 in 2006 and $1,166 in 2005	24,524	27,079
Costs and estimated earnings in excess of billings on uncompleted contracts	12,686	11,487
Prepaid expenses and other current assets	4,930	5,936
Total current assets	47,356	62,620
Property, plant and equipment	6,537	6,619
Accumulated depreciation	(4,867)	(4,762)
Property, plant and equipment, net	1,670	1,857
Goodwill	58,530	57,483
Other intangible assets, net	695	647
Deferred tax assets	7,498	10,391
Other assets	1,463	1,643
	$117,212	$134,641
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term debt	$35	$71
Accounts payable and accrued expenses	19,698	20,315
Billings in excess of costs and estimated earnings on uncompleted contracts	5,473	7,430
Total current liabilities	25,206	27,816
Long-term debt less current maturities	11,260	11,309
Other noncurrent liabilities	1,219	1,174
Total liabilities	37,685	40,299

Stockholders’ equity:
Common stock, par value $0.01 per share	178	171
Class B capital stock, par value $0.01 per share	—	12
Additional paid-in capital	161,613	168,737
Accumulated deficit	(66,849)	(71,710)
Treasury stock at cost	(14,460)	(29)
Unearned compensation	—	(1,133)
Accumulated other comprehensive loss	(831)	(1,087)
Note receivable from stockholder	(124)	(619)
Total stockholders’ equity	79,527	94,342
	$117,212	$134,641

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue	$44,051	$44,059	$133,358	$131,278
Cost of revenue	37,141	37,371	113,729	112,678
Gross profit	6,910	6,688	19,629	18,600
Selling, general and administrative expenses	3,827	4,060	10,831	10,996
Operating income	3,083	2,628	8,798	7,604
Interest expense	376	387	1,233	1,129
Other income	180	87	764	141
Income from continuing operations before income tax expense	2,887	2,328	8,329	6,616
Income tax expense	1,140	869	3,468	2,874
Income from continuing operations	1,747	1,459	4,861	3,742

Loss from discontinued operations, net of income taxes	—	(417)	—	(1,012)
Net income	$1,747	$1,042	$4,861	$2,730

Basic weighted average shares outstanding	15,657	18,260	16,535	18,105
Diluted weighted average shares outstanding	16,555	18,991	17,438	18,916

Per common share data:
Basic
Income from continuing operations	$0.11	$0.08	$0.29	$0.21
Loss from discontinued operations	—	(0.02)	—	(0.06)
Net income	$0.11	$0.06	$0.29	$0.15
Diluted
Income from continuing operations	$0.11	$0.07	$0.28	$0.20
Loss from discontinued operations	—	(0.02)	—	(0.06)
Net income	$0.11	$0.05	$0.28	$0.14

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited)

Nine months ended September 30, 2006

(In thousands, except for par value per share)

		Class B					Accumulated	Note
	Common	capital					other	receivable	Total
	stock	stock	Additional	Accumulated	Treasury	Unearned	comprehensive	from	stockholders’
	($0.01 par)	($0.01 par)	paid-in capital	deficit	stock at cost	compensation	loss	stockholder	equity
Balance at December 31, 2005	$171	$12	$168,737	$(71,710)	$(29)	$(1,133)	$(1,087)	$(619)	$94,342
Net income	—	—	—	4,861	—	—	—	—	4,861
Repurchase and exchange of common stock and Class B stock in capital stock restructuring	6	(12)	(6,096)	—	(14,758)	—	—	—	(20,860)
Repayment of note receivable from stockholder	—	—	—	—	—	—	—	495	495
Repurchases of common stock in the open market	—	—	—	—	(1,939)	—	—	—	(1,939)
Elimination of unearned compensation upon adoption of SFAS No. 123R	—	—	(1,133)	—	—	1,133	—	—	—
Stock-based compensation expense	—	—	373	—	27	—	—	—	400
Other comprehensive income	—	—	—	—	—	—	256	—	256
Net issuances of stock for exercises of stock options and warrants and retirement savings plan	1	—	(268)	—	2,239	—	—	—	1,972
Balance at September 30, 2006	$178	$—	$161,613	$(66,849)	$(14,460)	$—	$(831)	$(124)	$79,527

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Nine months ended September 30, 2006 and 2005

(Unaudited)

(In thousands)

	2006	2005
Cash flows from operating activities:
Net income	$4,861	$2,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,961	2,506
Collection of deposit in escrow, including interest	—	13,798
Deferred income taxes	2,653	2,300
Issuance of stock for retirement savings plan and non-cash compensation expense	1,232	900
Minority interest	—	(953)
Changes in other operating items, net of effect of acquisition:
Accounts and other receivables	3,317	4,362
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,199)	(737)
Prepaid and other current assets	859	(2,729)
Accounts payable and accrued expenses	(1,356)	(7,998)
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,611)	(1,988)
Other	45	(420)
Net cash provided by operating activities	9,762	11,771
Cash flows from investing activities:
Additions to property, plant and equipment	(509)	(818)
Acquisition, net of cash acquired	(619)	—
Other investing activities	1	21
Net cash used in investing activities	(1,127)	(797)

Cash flows from financing activities:
Repurchase and exchange of common stock and Class B stock in capital stock restructuring	(20,860)	—
Repayment of short-term borrowings	—	(4,886)
Repurchases of common stock in the open market	(1,939)	—
Repayment of note receivable from stockholder	495	—
Proceeds from stock option and warrant exercises	826	1,238
Proceeds from issuance of subordinated convertible note by GSE	—	2,000
Distribution of cash of GSE in spin-off	—	(804)
Deferred financing costs	—	(287)
Payments on obligations under capital leases	(76)	(70)
Net cash used in financing activities	(21,554)	(2,809)

Effect of exchange rate changes on cash and cash equivalents	17	(75)
Net increase (decrease) in cash and cash equivalents	(12,902)	8,090
Cash and cash equivalents at beginning of period	18,118	2,417
Cash and cash equivalents at end of period	$5,216	$10,507

Non-cash investing activities:
Reduction in carrying value of Gabelli Notes upon exercise of detachable stock purchase warrants	$418	$—
Distribution of non-cash net assets of GSE in spin-off	$—	$5,978

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2006
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

On September 30, 2005, the Company completed a taxable spin-off of its 57% interest in GSE Systems, Inc. (“GSE”) through a dividend to the Company’s stockholders. GSE is a stand alone public company which provides simulation solutions and services to energy, process and manufacturing industries worldwide.  On September 30, 2005, stockholders received in the spin-off 0.283075 shares of GSE common stock for each share of the Company’s Common Stock or Class B Capital Stock (“Class B Stock”) held on the record date of September 19, 2005. Following the spin-off, the Company ceased to have any ownership interest in GSE and the operations of GSE are presented as discontinued in the Company’s condensed consolidated statements of operations for the prior periods presented.  The Company continues to provide corporate support services to GSE pursuant to a management services agreement which extends through December 31, 2006 (see Note 10).

The accompanying condensed consolidated balance sheet as of September 30, 2006, the condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005 have not been audited, but have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005, as presented in our Annual Report on Form 10-K dated March 16, 2006. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2006 interim period are not necessarily indicative of results to be expected for the entire year.  During the nine months ended September 30, 2006, the Company reflected $0.4 million of equity in earnings of a joint venture within other income. In 2005, this amount was reflected in revenue.  During the nine months ended September 30, 2005, $0.2 million was reflected in revenue related to this joint venture. Certain other amounts in 2005 have been reclassified to conform with the presentation for 2006.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)
Non-dilutive instruments	577	574	578	574

Dilutive common stock equivalents	898	731	903	811

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

The following table presents the impact of SFAS No. 123R on income from continuing operations before income tax expense, net income, cash flows from operating and financing activities, and basic and diluted earnings per share:

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	As Reported Including SFAS No. 123R Adoption	Pro-Forma Excluding SFAS No. 123R Adoption	As Reported Including SFAS No. 123R Adoption	Pro-Forma Excluding SFAS No. 123R Adoption
	(In thousands, except per share data)
Income from continuing operations before income tax expense	$2,887	$2,900	$8,329	$8,481

Net income	1,747	1,755	4,861	4,952

Net cash provided by operating activities	3,093	3,093	9,762	9,762
Net cash provided by (used in) financing activities	69	69	(21,554)	(21,554)

Earnings per share - basic	0.11	0.11	0.29	0.30
Earnings per share - diluted	0.11	0.11	0.28	0.28

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

The following table summarizes the stock-based compensation expense included in reported net income under the fair value method in accordance with SFAS No. 123R (in thousands):

	Three months ended	Nine months ended
	September 30,	September 30,
	2006	2006
Cost of revenue	$50	$260
Selling, general and administrative expenses	40	140
Total stock-based compensation expense (pre-tax)	$90	$400

Total compensation expense shown in the table above is comprised of the following (in thousands):

	Three months ended	Nine months ended
	September 30,	September 30,
	2006	2006
Non-qualified stock options	$13	$152
Non-vested stock units	66	225
Board of Director stock grants	11	23
Total stock-based compensation expense (pre-tax)	$90	$400

During the three and nine months ended September 30, 2006, the Company recognized a deferred income tax benefit of $32,000 and $151,000, respectively, associated with the compensation expense recognized for these awards. As of September 30, 2006, the Company had non-qualified stock options and non-vested stock units outstanding under these plans as discussed below.

Non-Qualified Stock Options

Non-qualified stock options are granted with an exercise price not less than the fair market value of the Company’s Common Stock at the date of grant, vest over a period up to ten years, and expire at various terms up to ten years from the date of grant.

Summarized information for the Company’s non-qualified stock options is as follows:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
Stock Options	options	exercise price	term	value
Outstanding at December 31, 2005	1,411,345	$4.83
Granted	—
Exercised	(139,569)	4.96
Forfeited/expired	(26,729)	4.89
Outstanding and expected to vest at September 30, 2006	1,245,047	$4.81	1.23	$3,380,000
Exercisable at September 30, 2006	1,235,406	$4.79	1.23	$3,365,000

The total intrinsic value realized by participants on stock options exercised was $106,000 and $253,000 during the three months ended September 30, 2006 and 2005, respectively, and $356,000 and $1,015,000 for the nine months ended September 30, 2006 and 2005, respectively. The Company did not realize a tax benefit related to these stock option exercises due to the existence of net operating loss carryforwards in these periods. In addition, the Company received cash for the exercise price associated with stock options exercised of $269,000 and $394,000 during the three months ended September 30, 2006 and 2005, respectively, and $686,000 and $1,238,000 during the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, the Company had $34,000 of unrecognized compensation related to the unvested portion of outstanding stock options expected to be recognized through July 2007.

Non-vested Stock Units

In addition to stock options, the Company issues non-vested stock units to key employees and members of the Board of Directors based on meeting certain service goals. The stock units vest to the recipients at various dates, up to five years, based on fulfilling service requirements. Upon vesting, the stock units are settled in shares of the Company’s Common Stock. Summarized share information for the Company’s non-vested stock units is as follows:

		Weighted
	Nine months ended	average
	September 30,	grant date
	2006	fair value
	(In shares)	(In dollars)
Outstanding and unvested, beginning of period	182,000	$7.54
Granted	14,000	7.42
Vested	—	—
Forfeited	(3,000)	7.54
Outstanding and unvested, end of period	193,000	$7.53

As of September 30, 2006, the Company had unrecognized compensation cost of $923,000 related to the unvested portion of its outstanding stock units expected to be recognized over a weighted average remaining service period of 3.2 years.

Pro-Forma Information

The following table presents the pro-forma effect on net income and earnings per share for all outstanding stock-based compensation awards for the three and nine months ended September 30, 2005 in which the fair value provisions of SFAS No. 123R were not in effect (dollars in thousands, except per share data):

	Three months ended	Nine months ended
	September 30,	September 30,
	2005	2005
Net income – as reported	$1,042	$2,730
Add: stock-based compensation expense determined under intrinsic value method and included in reported net income, net of tax	90	125
Deduct: stock-based compensation expense determined under the fair-value-based method for all awards, net of tax	(140)	(310)
Pro forma net income	$992	$2,545

Net income per share:
Basic – as reported	$0.06	$0.15
Basic – pro forma	$0.05	$0.14
Diluted – as reported	$0.05	$0.14
Diluted – pro forma	$0.05	$0.13

The per share weighted average fair value of the Company’s stock options granted during the nine months ended September 30, 2005 was $3.35 on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

Three and nine
months ended
September 30,
2005
Expected dividend yield	—%
Risk-free interest rate	3.56%
Expected volatility	53.51%
Expected term	4.0 years

The Company estimates the fair value of its stock options on the date of grant using the Black-Scholes option pricing model. The Company estimates the expected term of stock options granted taking into consideration historical data related to stock option exercises. The Company also uses historical data in order to estimate the volatility factor for a period equal to the duration of the expected life of stock options granted. The Company believes that the use of historical data to estimate these factors provides a reasonable basis for these assumptions. The risk-free interest rate for the periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. No stock options were granted during the nine months ended September 30, 2006.

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

The interest rate under the Credit Agreement is at the daily LIBOR market index rate plus 3.0%. Based upon the financial performance of General Physics, the interest rate can be reduced. As of September 30, 2006, the rate was LIBOR plus 2.5%, which resulted in a rate of approximately 7.8%. The Credit Agreement contains covenants with respect to General Physics’ minimum tangible net worth, leverage ratio, interest coverage ratio and its ability to make capital expenditures. General Physics was in compliance with all loan covenants under the Credit Agreement as of September 30, 2006. The Credit Agreement also contains certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends. General Physics is currently restricted from paying dividends or management fees to the Company in excess of $1,000,000 in any year, with the exception of a waiver by the lender which permits General Physics to provide cash to the Company to repurchase up to $5 million of additional shares of its outstanding Common Stock (see Note 7).

As of September 30, 2006, General Physics had no outstanding borrowings under the Credit Agreement and there was approximately $20,527,000 of available borrowings based upon 80% of eligible accounts receivable and 80% of eligible unbilled receivables.

(5)       Long-Term Debt

 Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2006	2005
6% conditional subordinated notes due 2008 (a)	$7,000	$7,500
ManTech Note (b)	5,251	5,251
Capital lease obligations	69	93
	12,320	12,844
Less warrant related discount, net of accretion	(1,025)	(1,464)
	11,295	11,380
Less current maturities	(35)	(71)
	$11,260	$11,309

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

Subsequent to the spin-off of NPDC and GSE and in accordance with the anti-dilution provisions of the warrant agreement for stock splits, reorganizations, mergers and similar transactions, the number of GP Warrants was adjusted to 984,116 and the exercise price was adjusted to $5.85 per share. The GP Warrants are exercisable at any time until August 2008. The exercise price may be paid in cash, by delivery of the Gabelli Notes, or a combination of the two. During the nine months ended September 30, 2006, Gabelli exercised 109,376 GP Warrants for a total exercise price of $640,000 which was paid in the form of $140,000 cash and delivery of $500,000 of the Gabelli Notes.  As of September 30, 2006, there were 874,740 GP Warrants with an exercise price of $5.85 outstanding and exercisable.

The fair value of the GP Warrants at the date of issuance was $2,389,000, which reduced long-term debt in the accompanying consolidated balance sheets and is being accreted as additional interest expense using the effective interest rate over the term of the Gabelli Notes. The Gabelli Notes have a yield to maturity of 15.436% based on the discounted value. Accretion charged as interest expense was approximately $119,000 and $110,000 for the three months ended September 30, 2006 and 2005, respectively, and approximately $357,000 and $316,000 for the nine months ended September 30, 2006 and 2005, respectively.

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

(6)                     Comprehensive Income

The following are the components of comprehensive income (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$1,747	$1,042	$4,861	$2,730
Other comprehensive income (loss), net of income taxes	123	(304)	256	(399)
Comprehensive income, net of tax	$1,870	$738	$5,117	$2,331

As of September 30, 2006 and December 31, 2005, accumulated other comprehensive loss, net of tax, was $831,000 and $1,087,000, respectively, and consisted primarily of foreign currency translation adjustments.

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

In connection with the repurchase and exchange transactions, the Board of Directors of the Company authorized the repurchase of up to $5 million of additional common shares from time to time in the open market, subject to prevailing business and market conditions and other factors.  General Physics’ lender has permitted General Physics to utilize funds borrowed under the Credit Agreement to provide cash to the Company to repurchase up to $5 million of additional shares of the Company’s outstanding Common Stock (see Note 4). During the three and nine months ended September 30, 2006, the Company repurchased 38,000 and 276,000 shares, respectively, of its Common Stock in the open market for a total cost of approximately $277,000 and $1,939,000, respectively.

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

GSE ceased to be a reportable business segment effective with the spin-off on September 30, 2005 and its results are reported in discontinued operations in the condensed consolidated statements of operations through the effective date of the spin-off.  The Company recorded revenues for services provided to GSE primarily pursuant to the management services agreement (see Note 10) of $152,000 and $196,000 for the three months ended September 30, 2006 and 2005, respectively, and $453,000 and $525,000 for the nine months ended September 30, 2006 and 2005, respectively.  The revenues and expenses related to these services, which were intercompany transactions prior to the spin-off of GSE have been eliminated in the condensed consolidated statements of operations for the three and nine months ended September 30, 2005.

For the nine months ended September 30, 2006 and 2005, sales to the United States government and its agencies represented approximately 30% and 40%, respectively, of the Company’s revenue. Revenue from the Department of the Army, which is included in the Process, Energy & Government segment, accounted for approximately 13% and 22% of the Company’s revenue for the nine months ended September 30, 2006 and 2005, respectively. No other customer accounted for greater than 10% of the Company’s revenue for the nine months ended September 30, 2006.

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

The following table sets forth the revenue and operating income of each of the Company’s operating segments and includes a reconciliation of segment revenue to consolidated revenue and operating income to consolidated income from continuing operations before income tax expense (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue:

Process, Energy & Government	$18,910	$22,208	$57,821	$64,328
Manufacturing & BPO	25,141	21,851	75,537	66,950
	$44,051	$44,059	$133,358	$131,278
Operating income:

Process, Energy & Government	$2,055	$2,829	$5,450	$7,810
Manufacturing & BPO	1,572	719	5,062	1,881
Corporate and other general and administrative expenses	(544)	(920)	(1,714)	(2,087)
	3,083	2,628	8,798	7,604

Interest expense	(376)	(387)	(1,233)	(1,129)
Other income	180	87	764	141
Income from continuing operations before income tax expense	$2,887	$2,328	$8,329	$6,616

(9)                     Acquisition

On February 3, 2006, the Company completed the acquisition of Peters Management Consultancy Ltd. (PMC), a performance improvement and training company in the United Kingdom.  The Company acquired 100% ownership of PMC for a purchase price of $1,331,000 in cash, subject to a post-closing adjustment based on actual net equity, plus contingent payments of up to $923,000 based upon the achievement of certain performance targets during the first year following completion of the acquisition. In connection with the acquisition and in accordance with SFAS No. 141, Business Combinations, the Company recorded $868,000 of goodwill, representing the excess of the purchase price over the fair value of the net tangible assets acquired and $133,000 of third party acquisition costs, and $200,000 of customer-related intangible assets. PMC is included in the Company’s Manufacturing & BPO segment and its results are included in the condensed consolidated financial statements since the date of acquisition.  The pro-forma impact of the PMC acquisition is not material to the Company’s results of operations for the three and nine months ended September 30, 2006 and 2005.

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

(10)                    Related Party Transactions

Loans

As of September 30, 2006 and December 31, 2005, the Company had a note receivable from the Company’s Chairman of the Executive Committee and former Chief Executive Officer of approximately $124,000 and $619,000, respectively. The proceeds of the original note were used primarily to exercise options to purchase Class B Stock. The note bears interest at the prime rate and is secured by certain assets owned by him. All unpaid principal and accrued interest on the note is due on May 31, 2007.  In addition, as of December 31, 2005, the Company had other employee advances, unsecured loans and accrued interest receivable from him, totaling $353,000.  On January 19, 2006, he repaid approximately $853,000 of $972,000 of total indebtedness (including principal and interest) owed by him to the Company using the proceeds he received from the Class B exchange transaction (see Note 7). As of September 30, 2006, the aggregate amount of indebtedness (including principal and accrued interest) outstanding under the note was $166,000.

Management Services Agreement Between NPDC and the Company

In connection with the spin-off, NPDC entered into a separate management agreement with the Company pursuant to which the Company provides certain general corporate services to NPDC. The Company has four employees, including the Chief Executive Officer and Chief Legal Officer, who provide services to NPDC under the management services agreement, for which the Company is reimbursed for such services. Services under the agreement relate to executive financial services, corporate legal services, corporate secretarial administrative support, and executive management consulting.  The term of the agreement extends for three years from the date of the spin-off, or through November 24, 2007, and may be terminated by either NPDC or the Company on or after July 30, 2006 with 180 days prior written notice, with the exception of the portion of the management fee relating to compensation for NPDC’s Chief Executive Officer for which NPDC is liable through May 31, 2007 pursuant to his employment agreement. NPDC pays the Company an annual fee of $934,000 as compensation for these services, payable in equal monthly installments.  For the three and nine months ended September 30, 2006, the Company charged NPDC approximately $234,000 and $692,000, respectively, for services under the management agreement, which is included as a reduction of selling, general and administrative expenses in the condensed consolidated statements of operations.

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

(11)     Guarantees

Subsequent to the spin-off of NPDC, the Company continues to guarantee certain obligations of NPDC’s subsidiaries, Five Star Products, Inc. (“Five Star”) and MXL Industries, Inc. (“MXL”).  The Company guarantees certain operating leases for Five Star’s New Jersey and Connecticut warehouses, totaling approximately $1,589,000 per year through the first quarter of 2007.  The Company also guarantees the repayment of one debt obligation of MXL, which is secured by property and certain equipment of MXL. As of September 30, 2006, the aggregate outstanding balance of this obligation was $1,130,000.  The Company’s guarantee expires upon the maturity of the debt obligation in March 2011.

(12)              Litigation

In November 2005, the Company settled its remaining fraud claims against Electronic Data Systems Corporation (EDS) and Systemhouse in connection with the Company’s 1998 acquisition of Learning Technologies. Pursuant to the settlement, EDS made a cash payment to the Company in the amount of $9,000,000 in December 2005. The Company recognized a gain on the litigation settlement, net of legal fees and expenses, of approximately $5,552,000 in the fourth quarter of 2005.  In accordance with a spin-off agreement with NPDC, the Company made an additional capital contribution to NPDC for approximately $1,201,000 of the settlement proceeds, which was accounted for as a component of the net assets distributed to NPDC in connection with the spin-off, through a reduction of additional paid-in capital in 2005.  The Company did not transfer cash to NPDC for this additional capital contribution, but instead is offsetting the management fee charges due from NPDC against the payable to NPDC (see Note 10).  As of September 30, 2006, the Company has a remaining payable to NPDC of $476,000 for this additional capital contribution, which is included in accounts payable and accrued expenses on the condensed consolidated balance sheet.

The Company’s original fraud action included MCI Communications Corporation (MCI) as a defendant. The fraud action against MCI had been stayed as a result of MCI’s bankruptcy filing, and the Company’s claims against MCI were not tried or settled with the claims against EDS and Systemhouse.  On December 13, 2005, the Bankruptcy Court heard arguments on a summary judgment motion that MCI had made before filing for bankruptcy.  On September 12, 2006, the Bankruptcy Court asked the parties to submit further briefs concerning whether the summary judgment motion should be decided based on the standard applicable to such motions under state or federal law. Pursuant to the spin-off agreement with NPDC, the Company will contribute to NPDC 50% of any proceeds received, net of legal fees and taxes, with respect to the litigation claims.

The Company is not a party to any legal proceeding, the outcome of which is believed by management to have a reasonable likelihood of having a material adverse effect upon the financial condition and operating results of the Company.

(13)              Accounting Standards Issued

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects

of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB No. 108). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The Company is required to adopt SAB No. 108 for its annual financial statements for the fiscal year ending December 31, 2006. The Company is currently evaluating the impact of SAB No. 108, but at this time does not expect its adoption to have a material impact on its consolidated financial statements for its fiscal year ending December 31, 2006.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted.  The Company is currently evaluating the impact of SFAS No. 157, but at this time does not expect its adoption to have a material impact on its consolidated financial statements.

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

The Company has two reportable business segments: 1) Process, Energy & Government; and 2) Manufacturing & Business Process Outsourcing (BPO):

•                  Process, Energy & Government – this segment provides engineering consulting, design and evaluation services regarding facilities, the environment, processes and systems, and staff augmentation, curriculum design and development, and training and technical services primarily to federal and state governmental agencies, large government contractors, petroleum and chemical refining companies, and electric power utilities.

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

On January 19, 2006, the Board of Directors also approved, subject to stockholder approval, a proposal to amend the Company’s Amended and Restated Certificate of Incorporation to eliminate the authorized shares of Class B Capital Stock (the “Amendment”). At its annual meeting on September 14, 2006, the stockholders voted to approve the Amendment (See Part II, Item 4, Submission of Matters to a Vote of Security Holders). The

Amendment was filed with the Delaware Secretary of State and was effective September 15, 2006.

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

Operating Highlights

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

For the quarter ended September 30, 2006, the Company had net income of $1.7 million, or $0.11 per diluted share, compared to $1.0 million, or $0.05 per diluted share, for the quarter ended September 30, 2005.  The improved results were primarily due to an increase in income from continuing operations, the components of which are discussed in detail below, offset by a loss from discontinued operations of $0.4 million in 2005 which did not recur in 2006.  In addition, the increase in diluted earnings per share is partially attributable to the decrease in common shares outstanding during the third quarter of 2006 compared to the third quarter of 2005 as a result of the capital stock restructuring discussed above.

Revenue

(Dollars in thousands)

	Three months ended
	September 30,
	2006	2005

Process, Energy & Government	$18,910	$22,208
Manufacturing & BPO	25,141	21,851
	$44,051	$44,059

Process, Energy & Government revenue decreased $3.3 million or 14.9% during the third quarter of 2006 compared to the third quarter of 2005.  The decrease in revenue is primarily due to a $10.0 million decline in government funding for the Domestic Preparedness Equipment Technical Assistance Program (DPETAP) which resulted in a decrease in revenue of $2.3 million during the third quarter of 2006 compared to the third quarter of 2005. In addition, there were decreases in revenue from various other governmental and energy customers of $3.5 million during the third quarter of 2006 compared to the third quarter of 2005 primarily due to the completion of several contracts in 2006.  These decreases in revenue were offset by an increase in hurricane recovery services revenue of $1.0 million and a net increase in revenue of $1.5 million related to various new contracts during the third quarter of 2006 compared to the third quarter of 2005.

Manufacturing & BPO revenue increased $3.3 million or 15.1% during the third quarter of 2006 compared to the third quarter of 2005.  The increase in revenue is due to the following: a $1.9 million increase due to the expansion of business process outsourcing services with new and existing customers, a $1.2 million increase from our international operations in the United Kingdom primarily resulting from the PMC acquisition in February 2006, a $0.7 million increase in lean manufacturing services, a $0.4 million increase in other technical services provided primarily to a pharmaceutical customer, and net increases of $0.4 million on various other contracts. These increases were offset by a $1.3 million revenue decrease in government e-Learning implementation services due to fewer implementations taking place during the third quarter of 2006 compared to the third quarter of 2005.

Gross Profit

(Dollars in thousands)

	Three months ended
	September 30,
	2006		2005
		% Revenue		% Revenue
Process, Energy & Government	$3,449	18.2%	$4,310	19.4%
Manufacturing & BPO	3,461	13.8%	2,378	10.9%
	$6,910	15.7%	$6,688	15.2%

Process, Energy & Government gross profit of $3.4 million or 18.2% of revenue for the third quarter of 2006 decreased by $0.9 million or 20.0% when compared to gross profit of $4.3 million or 19.4% of revenue for the third quarter of 2005. This decrease in gross profit is primarily attributable to a decline in government funding for the DPETAP contract and other decreases in revenue discussed above.

Manufacturing & BPO gross profit of $3.5 million or 13.8% of revenue for the third quarter of 2006 increased by $1.1 million or 45.5% when compared to gross profit of $2.4 million or 10.9% of revenue for the third quarter of 2005. This increase in gross profit is primarily attributable to an increase in revenue from business process outsourcing, lean manufacturing and other technical services, as well as international growth during the third quarter of 2006 compared to the third quarter of 2005. Additionally, infrastructure costs have not increased at the same rate as our revenue growth for this segment, resulting in increased profitability.

Selling, General and Administrative Expenses

SG&A decreased $0.2 million or 5.7% from $4.1 million for the third quarter of 2005 to $3.8 million for the third quarter of 2006.  The decrease is primarily due to a decrease in legal expenses during the third quarter of 2006 compared to the third quarter of 2005.

Interest Expense

Interest expense was $0.4 million for both the third quarter of 2006 and 2005.

Other Income

Other income was $0.2 million for the third quarter of 2006 compared to $0.1 million for the third quarter of 2005. The increase was primarily due to an increase in income from a joint venture during the third quarter of 2006 compared to the third quarter of 2005. Other income for the third quarter of 2006 includes $0.1 million of equity in earnings of a joint venture, for which an immaterial amount was included in revenue during the third quarter of 2005.

Income Tax Expense

Income tax expense was $1.1 million for the third quarter of 2006 compared to $0.9 million for the third quarter of 2005. This increase is due to increased income from continuing operations before income tax expense for the third quarter of 2006 compared to the third quarter of 2005. Income tax expense for interim periods is based on an estimated annual effective tax rate which includes the federal and state statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

For the nine months ended September 30, 2006, the Company had net income of $4.9 million, or $0.28 per diluted share, compared to $2.7 million, or $0.14 per diluted share, for the same period in 2005.  The improved results were primarily due to an increase in income from continuing operations, the components of which are discussed in detail below, offset by a loss from discontinued operations of $1.0 million in 2005 which did not recur in 2006.  In addition, the increase in diluted earnings per share is partially attributable to the decrease in common shares outstanding during the nine months ended September 30, 2006 compared to the same period in 2005 as a result of the capital stock restructuring discussed above, and repurchases of 276,000 common shares in the open market during the nine months ended September 30, 2006.

Revenue

(Dollars in thousands)

	Nine months ended
	September 30,
	2006	2005

Process, Energy & Government	$57,821	$64,328
Manufacturing & BPO	75,537	66,950
	$133,358	$131,278

Process, Energy & Government revenue decreased $6.5 million or 10.1% during the nine months ended September 30, 2006 compared to the same period in 2005.  The decrease in revenue is primarily due to a $10.0 million decline in government funding for the DPETAP contract which resulted in a decrease in revenue of $7.7 million during the nine months ended September 30, 2006 compared to the same period in 2005. In addition, a scheduling delay on an environmental engineering contract resulted in a decrease in revenue of $3.5 million during the nine months ended September 30, 2006 compared to the same period in 2005. There were also net decreases in revenue of $0.6 million on various energy and other government contracts. These decreases were offset by an increase in hurricane recovery services revenue of $3.9 million, an increase in chemical demilitarization training support services of $0.6 million, and an increase in revenue of $0.8 million related to a liquefied natural gas (LNG) fueling station project during the nine months ended September 30, 2006 compared to the same period in 2005.

Manufacturing & BPO revenue increased $8.6 million or 12.8% during the nine months ended September 30, 2006 compared to the same period in 2005.  The increase in revenue is due to the following:  a $4.6 million increase due to the expansion of business process outsourcing services with new and existing customers, a $3.1 million increase from our international operations in the United Kingdom primarily resulting from the PMC acquisition in February 2006 as well as growth on existing international contracts, a $2.3 million increase in lean manufacturing services, and a $1.3 million increase for other technical services provided primarily to a pharmaceutical customer. These net increases in revenue were offset by other decreases in revenue, primarily due to a change in contract scopes with a business process outsourcing customer during 2005 which resulted in a decrease in revenue of $2.7 million during the nine months ended September 30, 2006 compared to the same period in 2005.

Gross Profit

(Dollars in thousands)

	Nine months ended
	September 30,
	2006		2005
		% Revenue		% Revenue
Process, Energy & Government	$9,419	16.3%	$11,978	18.6%
Manufacturing & BPO	10,210	13.5%	6,622	9.9%
	$19,629	14.7%	$18,600	14.2%

Process, Energy & Government gross profit of $9.4 million or 16.3% of revenue for the nine months ended September 30, 2006 decreased by $2.6 million or 21.4% when compared to gross profit of approximately $12.0 million or 18.6% of revenue for the nine months ended September 30, 2005. This decrease in gross profit is primarily attributable to a decline in government funding for the DPETAP contract and the environmental engineering project delay discussed above, offset by an increase in gross profit related to an increase in revenue from hurricane recovery services during the nine months ended September 30, 2006 compared to the same period in 2005.

Manufacturing & BPO gross profit of $10.2 million or 13.5% of revenue for the nine months ended September 30, 2006 increased by $3.6 million or 54.2% when compared to gross profit of approximately $6.6 million or 9.9% of revenue for the same period of 2005. This increase in gross profit is primarily attributable to an increase in revenue from business process outsourcing, e-Learning, lean manufacturing and other technical services, as well as international growth during the nine months ended September 30, 2006 compared to the same period of 2005. Additionally, infrastructure costs have not increased at the same rate as our revenue growth for this segment, resulting in increased profitability.

Selling, General and Administrative Expenses

SG&A decreased $0.2 million or 1.5% from $11.0 million for the nine months ended September 30, 2005 to $10.8 million for the same period in 2006.  This net decrease is primarily due to a decrease in legal expenses during the nine months ended September 30, 2006 compared to the same period in 2005.

Interest Expense

Interest expense was $1.2 million for the nine months ended September 30, 2006 compared to $1.1 million for the same period in 2005.  The increase is primarily due to higher short-term borrowing levels during the nine months ended September 30, 2006 compared to the same period in 2005.

Other Income

Other income was $0.8 million for the nine months ended September 30, 2006 compared to $0.1 million for the same period in 2005.  The increase is primarily due to an increase in income from a joint venture, as well as an increase in investment income during the nine months ended September 30, 2006 compared to the same period in 2005. Other income for the nine months ended September 30, 2006 includes $0.4 million of equity in earnings of a joint venture, for which an immaterial amount was included in revenue during the same period in 2005.

Income Tax Expense

Income tax expense was $3.5 million for the nine months ended September 30, 2006 compared to $2.9 million for the same period in 2005.  This increase is due to increased income from continuing operations before income tax expense for the nine months ended September 30, 2006 compared to the same period in 2005. Income tax expense for interim periods is based on an estimated annual effective tax rate which includes the federal and state statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Liquidity and Capital Resources

Working Capital

For the nine months ended September 30, 2006, the Company’s working capital decreased $12.7 million from $34.8 million at December 31, 2005 to $22.2 million at September 30, 2006. The decrease is primarily due to the use of approximately $20.3 million of cash in January 2006 to complete the capital stock restructuring discussed below, offset by cash generated from operating activities during the nine months ended September 30, 2006. The Company believes that cash generated from operations and borrowing availability under the Credit Agreement (described below), will be sufficient to fund the working capital and other requirements of the Company for at least the next twelve months.

On January 19, 2006, the Company completed a restructuring of its capital stock in which it used approximately $20.3 million of cash on hand to repurchase 2,121,500 shares of its Common Stock and 600,000 shares of its Class B Stock, and to exchange 600,000 shares of its Class B Stock for 600,000 shares of Common Stock. In connection with the capital stock restructuring, the Company authorized the repurchase of up to $5 million of additional common shares from time to time in the open market, subject to prevailing business and market conditions and other factors. See Note 7 to the accompanying condensed consolidated financial statements for further details regarding the repurchase and exchange transaction. During the nine months ended September 30, 2006, the Company repurchased 276,000 shares of its Common Stock in the open market for a total cost of approximately $1.9 million.

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

Cash Flows

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

The Company’s cash balance decreased $12.9 million from $18.1 million as of December 31, 2005 to $5.2 million at September 30, 2006. The decrease in cash and cash equivalents during the nine months ended September 30, 2006 resulted from cash provided by operating activities of $9.8 million, offset by cash used in investing activities of $1.1 million and cash used in financing activities of $21.6 million.  Cash flows from discontinued operations are combined with cash flows from continuing operations within the operating, investing, and financing activities categories in the accompanying consolidated statements of cash flows through the effective date of the spin-off of GSE.

Cash provided by operating activities was $9.8 million for the nine months ended September 30, 2006 compared to $11.8 million for the same period in 2005.  The decrease in cash provided by operating activities compared to the prior year period is primarily due to the receipt of proceeds from the EDS arbitration award of $13.8 million in January 2005, offset by an increase in net income of $2.4 million and increases in net working capital changes of $8.6 million during the nine months ended September 30, 2006 compared to the same period in 2005. During the nine months ended September 30, 2005, working capital changes included an $8.0 million decrease in accounts payable and accrued expenses which was primarily related to the payout of $5.0 million of the EDS arbitration proceeds to NPDC pursuant to the spin-off agreement (see Note 12 to the accompanying condensed consolidated financial statements). Excluding this item, net changes in working capital increased $3.6 million during the nine months ended September 30, 2006 compared to the same period in 2005.

Cash used in investing activities was $1.1 million for the nine months ended September 30, 2006 compared to $0.8 million for the same period in 2005.  The increase in cash used in investing activities is primarily due to $0.6 million of net cash paid in connection with the acquisition of PMC (net of $0.8 million cash acquired), offset by a reduction in cash used for purchases of property, plant and equipment of $0.3 million during the nine months ended September 30, 2006 compared to the same period in 2005.

Cash used in financing activities was $21.6 million for the nine months ended September 30, 2006 compared to $2.8 million for the same period in 2005.  The increase in cash used in financing activities is primarily due to $20.9 million of cash used in connection with the capital stock restructuring (including transaction costs) and $1.9 million of cash used for repurchases of common stock in the open market. In addition, cash used in financing activities during the nine months ended September 30, 2005 included the following items which did not recur in 2006: net repayments of short-term borrowings of $4.9 million; a distribution of $0.8 million of cash to GSE in connection with its spin-off, and proceeds from the issuance of a convertible note by GSE of $2.0 million.

Short-term Borrowings and Long-term Debt

General Physics has a $25 million Credit Agreement with a bank that expires on August 12, 2007, as amended, with annual renewal options, and is secured by certain assets of General Physics.  The interest rate on borrowings under the Credit Agreement is at the daily LIBOR Market Index Rate plus 3.0%. Based upon the financial performance of General Physics, the interest rate can be reduced. As of September 30, 2006, the rate was LIBOR plus 2.5%, which resulted in a rate of approximately 7.8%.  The Credit Agreement also contains certain restrictive covenants. General Physics is currently restricted from paying dividends and management fees to the Company in excess of $1.0 million in any fiscal year, with the exception of a waiver by the lender which permits General Physics to provide cash to the Company to repurchase up to $5 million of additional shares of its outstanding Common Stock (see Note 7 to the accompanying condensed consolidated financial statements).  As of September 30, 2006, the Company had no outstanding borrowings under the Credit Agreement and there was approximately $20,527,000 of available borrowings based upon 80% of eligible accounts receivable and 80% of eligible unbilled receivables.  As of December 31, 2005, the Company had no outstanding borrowings under the Credit Agreement.

In August 2003, the Company issued and sold to four Gabelli funds $7.5 million aggregate principal amount of 6% Conditional Subordinated Notes due 2008 (Gabelli Notes) and 937,500 warrants (GP Warrants), each entitling the holder thereof to purchase (subject to adjustment) one share of the Company’s Common Stock at an exercise price of $8.00. The aggregate purchase price for the Gabelli Notes and GP Warrants was $7.5 million. The Gabelli Notes are secured by a mortgage on the Company’s former property located in Pawling, New York which was distributed to National Patent Development Corporation. In addition, at any time that less than $1,875,000 million principal amount of the Gabelli Notes is outstanding, the Company may defease the obligations secured by the mortgage and obtain a release of the mortgage. Subsequent to the spin-offs of NPDC and GSE and in accordance with the anti-dilution provisions of the warrant agreement, the number of GP Warrants was adjusted to 984,116 and the exercise price was adjusted to $5.85 per share. During the nine months ended September 30, 2006, Gabelli exercised 109,376 GP Warrants for a total exercise price of $640,000 which was paid in the form of $140,000 cash and delivery of $500,000 of the Gabelli Notes.  As of September 30, 2006, there were 874,740 GP Warrants with an exercise price of $5.85 outstanding and exercisable.

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

Accounting Standards Issued

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB No. 108). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The Company is required to adopt SAB No. 108 for its annual financial statements for the fiscal year ending December 31, 2006. The Company is currently evaluating the impact of SAB No. 108, but at this time does not expect its adoption to have a material impact on its consolidated financial statements for the fiscal year ending December 31, 2006.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted.  The Company is currently evaluating the impact of SFAS No. 157, but at this time does not expect its adoption to have a material impact on its consolidated financial statements.

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

During the three and nine months ended September 30, 2006, the Company recognized $90,000 and $400,000, respectively, of pre-tax stock-based compensation expense under the fair value method in accordance with SFAS No. 123R. During the three and nine months ended September 30, 2006, the Company recognized a deferred income tax benefit of $32,000 and $151,000, respectively, associated with the compensation expense recognized for these awards. As of September 30, 2006, the Company had $34,000 of unrecognized compensation related to the unvested portion of outstanding stock options awards expected to be recognized through July 2007.  As of September 30, 2006, the Company had unrecognized compensation cost of $923,000 related to the unvested portion of its outstanding stock units expected to be recognized over a weighted average remaining service period of 3.2 years.

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

As a result, we implemented changes in certain of our internal controls over financial reporting during the nine months ended September 30, 2006, as follows:

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

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s share repurchase activity for the three months ended September 30, 2006:

Issuer Purchases of Equity Securities
				Total number	Approximate
				of shares	dollar value of
	Total number		Average	purchased as	shares that may yet
	of shares		price paid	part of publicly	be purchased under
Month	purchased		per share	announced program	the program
July 1-31, 2006	—		—	—	—
August 1-31, 2006	37,700	(1)	$7.31	37,700	$3,075,000
September 1-30, 2006	—		—	—	—

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

Item 3.                                   Defaults Upon Senior Securities

None.

Item 4.                               Submission of Matters to a Vote of Security Holders

On September 14, 2006, the Company held its annual meeting of shareholders. At that meeting, the following matters were voted upon:

1.               All of the Directors nominated by the Company were elected as follows:

	Common Shares Cast:
	For	Withheld
Harvey P. Eisen	13,799,916	140,201
Jerome I. Feldman	9,453,863	4,486,254
Marshall S. Geller	13,247,710	692,407
Scott N. Greenberg	13,789,864	150,253
Richard C. Pfenniger, Jr.	13,483,732	456,385
Ogden R. Reid	11,536,762	2,403,355

2.               The elimination of the authorized shares of Class B Capital Stock by amendment to the Amended and Restated Certificate of Incorporation was approved. With respect to holders of common stock, the number of affirmative votes cast was 13,835,524, the number of votes cast against was 43,536, and the number of abstentions was 61,057.

3.               The ratification of KPMG LLP as independent auditors was approved. With respect to holders of common stock, the number of affirmative votes cast was 13,841,232, the number of votes cast against was 47,494, and the number of abstentions was 51,391.

Item 5.                               Other Information

None.

Item 6.                                   Exhibits

3.1                                       Certificate of Amendment of Restated Certificate of Incorporation of GP Strategies Corporation.*

31.1                                 Certification of Chief Executive Officer of the Company dated November 9, 2006 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

31.2                                 Certification of Executive Vice President and Chief Financial Officer of the Company dated November 9, 2006 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

32.1                                 Certification of Chief Executive Officer and Chief Financial Officer of the Company dated November 9, 2006 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GP STRATEGIES CORPORATION

November 9, 2006	/s/ Scott N. Greenberg
Chief Executive Officer

/s/ Sharon Esposito-Mayer
Executive Vice President and Chief Financial Officer