Form 10-K
period 2006-12-31
GP STRATEGIES CORP
filed 2007-03-14
CIK 70415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of the outstanding shares of the Registrant’s Common Stock, par value $.01 per share, held by non-affiliates as of June 30, 2006 was approximately $110,447,000.

The number of shares outstanding of the registrant’s Common Stock as of February 28, 2007:

Class	Outstanding
Common Stock, par value $.01 per share	16,423,493 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders are incorporated herein by reference into Part III hereof.

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward looking statements.  Forward—looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results.  We use words such as “expects”, “plans”, “intends”, “believes”, “may”, “will” and “anticipates” to indicate forward-looking statements. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, those factors set forth under Item 1A - Risk Factors and those other risks and uncertainties detailed in the Company’s periodic reports and registration statements filed with the Securities and Exchange Commission.  We caution that these risk factors may not be exhaustive.  We operate in a continually changing business environment, and new risk factors emerge from time to time.  We cannot predict these new risk factors, nor can we assess the effect, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ from those expressed or implied by these forward-looking statements.

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

PART I

Item 1:           Business

General Development of Business

GP Strategies Corporation (“GP Strategies” or the “Company”) was incorporated in Delaware in 1959. The Company is a New York Stock Exchange (NYSE) listed company traded under the symbol GPX.  The Company’s business consists of its training, engineering, and consulting business operated by its subsidiary, General Physics Corporation (“General Physics” or “GP”).  General Physics is a workforce development company that seeks to improve the effectiveness of organizations by providing training, management consulting, e-Learning solutions and engineering services that are customized to meet the specific needs of clients.  References in this report to the “Company,” “we” and “our” are to GP Strategies and its subsidiaries, collectively.

On January 23, 2007, General Physics completed the acquisition of certain operating assets and the business of Sandy Corporation, a leader in custom product sales training and part of the ADP Dealer Services division of ADP, Inc. (“ADP”). The Sandy Corporation business (“Sandy Corporation”) is run as an unincorporated division of General Physics. Sandy Corporation offers custom sales training and print-based and electronic publications primarily to the automotive industry. The purchase price at closing consisted of approximately $5.2 million in cash paid to ADP with cash on hand and the assumption of certain liabilities by General Physics to complete contracts, subject to post-closing adjustments.  The Company currently anticipates that the final cash purchase price will be approximately $4.4 million after post-closing adjustments, based on the final closing balance sheet of Sandy Corporation as of the effective date of the acquisition. In addition, General Physics may be required to pay ADP up to an additional $8.0 million, contingent upon Sandy Corporation achieving certain revenue targets

(as defined in the purchase agreement) during the two twelve-month periods following the completion of the acquisition.

On January 19, 2006, the Company completed a restructuring of its capital stock, which included the repurchase of 2,121,500 shares of its Common Stock at a price of $6.80 per share, the repurchase of 600,000 shares of its Class B Capital Stock (“Class B Stock”) at a price of $8.30 per share, and the exchange of 600,000 shares of its Class B Stock into 600,000 shares of Common Stock for a cash premium of $1.50 per exchanged share. The repurchase prices and exchange premium were based on a fairness opinion rendered by an independent third party valuation firm. The repurchase and exchange transactions were negotiated and approved by a Special Committee of the Board of Directors and had the effect of eliminating all outstanding shares of the Company’s Class B Stock.

On September 30, 2005, the Company completed a taxable spin-off of its 57% interest in GSE Systems, Inc. (“GSE”) through a dividend to the Company’s stockholders. GSE is a stand alone public company which provides simulation solutions and services to energy, process and manufacturing industries worldwide.  On September 30, 2005, stockholders received in the spin-off 0.283075 shares of GSE common stock for each share of the Company’s Common Stock or Class B Stock held on the record date of September 19, 2005. Following the spin-off, the Company ceased to have any ownership interest in GSE and the operations of GSE have been reclassified as discontinued in the Company’s consolidated statements of operations for 2005 and prior periods presented herein.  The Company provided corporate support services to GSE pursuant to a management services agreement which extended through December 31, 2006 (see Note 16 to the accompanying Consolidated Financial Statements).

On November 24, 2004, the Company completed the tax-free spin-off of National Patent Development Corporation (“NPDC”).  NPDC is a stand alone public company owning all of the stock of MXL Industries, Inc. (“MXL”), an interest in Five Star Products, Inc. (“Five Star”), and certain other non-core assets. Subsequent to the spin-off, the results of operations of NPDC are presented as discontinued in the Company’s consolidated statements of operations for 2004 and prior periods presented herein. The Company provides certain corporate support services to NPDC pursuant to a management services agreement (see Note 16 to the accompanying Consolidated Financial Statements).

Organization and Operations

Through its General Physics subsidiary, the Company provides training, engineering, consulting and technical services to leading companies in the automotive, steel, power, oil and gas, chemical, energy, electronics and semiconductor, pharmaceutical and food and beverage industries, as well as to the government sector, and focuses on developing long-term relationships with Fortune 500 companies, their suppliers and government agencies. General Physics is a global leader in performance improvement, with four decades of experience in providing solutions to optimize workforce performance. Since its incorporation in 1966, General Physics has provided clients with the products and services they need to successfully integrate their people, processes and technology.

As of December 31, 2006, the Company operated through General Physics’ two reportable business segments: 1) Process, Energy & Government; and 2) Manufacturing & Business Process Outsourcing (BPO). The Company is organized by operating group, primarily based upon the services performed and markets served by each group. Each operating group consists of strategic business units (SBUs) and business units (BUs) which are focused on providing specific products and services to certain classes of customers or within targeted markets. Across operating groups, SBUs and BUs, the Company integrates similar service lines, technology, information, work products, client management and other resources. Communications and market research, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development. The Company’s reportable business segments represent an aggregation of its operating groups in accordance with the aggregation criteria in Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131). Further information regarding the Company’s business segments is discussed below.

Process, Energy & Government

The Process, Energy & Government segment provides engineering consulting, design and evaluation services involving facilities, the environment, processes and systems, staff augmentation, curriculum design and development, and training and technical services primarily to federal and state governmental agencies, large government contractors, petroleum and chemical refining companies, and electric power utilities.

Manufacturing & BPO

The Manufacturing & BPO segment provides training, curriculum design and development, staff augmentation, e-Learning services, system hosting, integration and help desk support, business process and training outsourcing, and consulting and technical services to large companies in the automotive, steel, pharmaceutical, electronics, and other industries as well as to governmental clients.

Business Segment Information

For financial information about the Company’s segments and geographic operations and revenue, see Note 15 to the accompanying Consolidated Financial Statements.

Products and Services

For businesses, government agencies and other organizations, General Physics offers services and products spanning the entire lifecycle of production facilities. General Physics’ products and services include plant, equipment and process launch assistance; operations and maintenance practice training and consulting services; curriculum development and delivery; facility and enterprise change and configuration management; lean enterprise consulting; plant and process engineering review and re-design; business continuity planning and support services; alternative fuels engineering consulting, facility design and construction services; business process outsourcing; training outsourcing; e-Learning hosting, consulting and systems implementation; and development and delivery of information technology (IT) training on an enterprise-wide scale. General Physics’ personnel bring a wide variety of professional, technical and military backgrounds together to create cost-effective solutions for modern business and governmental challenges. The Company’s primary product and service categories are discussed in more detail below.

Training and Performance Improvement. General Physics provides training services and products to support existing, as well as the launch of new, plants, products, equipment, technologies and processes. The range of services includes fundamental analysis of a client’s training needs, curriculum design, instructional material development (in hard copy, electronic/software or other format), information technology service support and delivery of training. Training products include instructor and student training manuals, and instructional materials suitable for web-based and blended learning solutions. General Physics’ instructional delivery capabilities include traditional classroom, structured on-the-job training (OJT), just-in-time methods, computer-based, web-based, video-based and the full spectrum of e-Learning technologies. General Physics’ e-Learning services enable the Company to function as a single-source e-Learning solutions provider through its integration services and hosting, the development and provisioning of proprietary content and the aggregation and distribution of third party content.

Business Process Outsourcing. General Physics provides end-to-end business process outsourcing solutions, including the management of its customers’ training departments, as well as administrative processes, such as tuition assistance program management, vendor management, call center / help desk administration and learning management system (LMS) administration. General Physics automates much of its customers’ tuition reimbursement programs by utilizing its own proprietary software, Tuition Outsourced Processing Services (TOPS). GP also provides meeting and event planning services, including needs assessment, site selection, contract negotiations, logistics and room setup, onsite coordination and support, accommodations management and pre and post-event reporting.

Consulting. Consulting services include not only training-related consulting services, but also more traditional business management, engineering and other disciplines. General Physics is able to provide high-level lean enterprise consulting services, as well as training in the concept, methods and application of lean enterprise and other quality practices, organizational development and change management. General Physics also provides engineering consulting services to support regulatory and environmental compliance, modification of facilities and processes, plant performance improvement, reliability-centered maintenance practices and plant start-up activities. Consulting services also include operations continuity assessment, planning, training and procedure development. Consulting products include proprietary training and reference materials.

Technical Support and Engineering. General Physics is staffed and equipped to provide engineering and technical support services and products to clients. General Physics has civil, mechanical and electrical engineers who provide consulting, design and evaluation services regarding facilities, processes and systems. General Physics believes that it is a leader in the design and construction of alternative fuel stations, cryogenic systems and high pressure systems. Technical support services include procedure writing and configuration control for capital intensive facilities, plant start-up assistance, logistics support (e.g., inventory management and control), implementation and engineering assistance for facility or process modifications, facility management for high technology training environments, staff augmentation and help-desk support for standard and customized client desktop applications. Technical support products include General Physics’ proprietary EtaPRO™ and Virtual Plant software applications that serve the power generation and petrochemical industries.

Company Information Available on the Internet

The Company’s internet address is www.gpstrategies.com.  Additional information about General Physics may be found at www.gpworldwide.com. The Company makes available free of charge through its internet site, its annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and any amendment to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, (the “Exchange Act”) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission.

Contracts

Through General Physics, the Company currently performs under fixed price (including fixed-fee per transaction), time-and-materials and cost-reimbursable contracts. General Physics’ contracts with the U.S. Government have predominantly been cost-reimbursable contracts and fixed-price contracts. General Physics is required to comply with Federal Acquisition Regulations and Government Cost Accounting Standards with respect to services provided to the U.S. Government and its agencies. These Regulations and Standards govern the procurement of goods and services by the U.S. Government and the nature of costs that can be charged with respect to such goods and services. All such contracts are subject to audit by a designated government audit agency, which in most cases is the Defense Contract Audit Agency (the DCAA). The DCAA has audited the Company’s contracts through 2003 without any material disallowances.

The following table illustrates the Company’s percentage of total revenue attributable to each type of contract for the year ended December 31, 2006:

Fixed-price (including fixed-fee per transaction)	65%
Time-and-materials, including fixed rate	22
Cost-reimbursable	13
Total revenue	100%

Fixed-price contracts provide for payment to the Company of pre-determined amounts as compensation for the delivery of specific products or services, without regard to the actual costs incurred. The Company bears the risk that increased or unexpected costs required to perform the specified services may reduce the Company’s profit or cause the Company to sustain a loss, but the Company has the opportunity to derive increased profit if the costs required to perform the specified services are less than expected. Fixed-price contracts generally permit the client to terminate the contract on written notice; in the event of such termination the Company would typically be paid a proportionate amount of the fixed price.

Time-and-materials contracts generally provide for billing of services based upon the hourly billing rates of the employees performing the services and the actual expenses incurred multiplied by a specified mark-up factor up to a certain aggregate dollar amount. The Company’s time-and-materials contracts include certain contracts under which the Company has agreed to provide training, engineering and technical services at fixed hourly rates. Time-and-materials contracts generally permit the client to control the amount, type and timing of the services to be performed by the Company and to terminate the contract on written notice. If a contract is terminated, the Company is typically paid for the services it has provided through the date of termination.

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

International

The Company also conducts its business outside of the United States in Canada, the United Kingdom, Mexico, Singapore, Malaysia, India and in other countries primarily through its wholly owned subsidiaries General Physics (UK) Ltd., General Physics Corporation Mexico, S.A. de C.V., General Physics Asia, Pte. Ltd., General Physics (Malaysia) Sdn Bhd, and GP Consulting (India) Private Limited. Through these subsidiaries, the Company is capable of providing substantially the same services and products as are available to clients in the United States, although modified as appropriate to address the language, business practices and cultural factors unique to each client and country. In combination with its subsidiaries, the Company is able to coordinate the delivery to multi-national clients of services and products that achieve consistency on a global, enterprise-wide basis.  Revenue from operations outside the United States represented approximately 12% of the Company’s consolidated revenue for the year ended December 31, 2006 (see Note 15 to the accompanying Consolidated Financial Statements).

Customers

As of December 31, 2006, the Company provided services to over 500 customers. Significant customers include multinational automotive manufacturers, such as General Motors Corporation, Ford Motor Company, Mercedes-Benz and DaimlerChrysler Corporation; commercial electric power utilities, such as Bruce Power, L.P., First Energy, Mid-American Energy Company, Public Service Electric & Gas Company and Entergy Operations, Inc.; governmental agencies, such as the U.S. Department of Defense, U.S. Department of Treasury, Office of Personnel Management, and U.S. Social Security Administration; U.S. government prime contractors, such as Bechtel National, Inc., Washington Group International, and Unisys Corporation; and other large multinational companies, such as Cisco Systems, Inc., Texas Instruments, Motorola, Eli Lilly & Co., IBM Corporation, United Technologies Corporation, Agilent Technologies, Inc., The Boeing Company, Chevron Texaco, J.B. Poindexter & Co., and United States Steel Corporation. Revenue from the U.S. Government accounted for approximately 29% of the Company’s revenue for the year ended December 31, 2006. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by the Company as separate customers. In 2006, revenue from the Department of the Army, which is included in U.S. Government revenue, accounted for approximately 13% of the Company’s revenue. No other customer accounted for more than 10% of the Company’s revenue in 2006.

Employees

The Company’s principal resource is its personnel, almost all of whom work for General Physics. As of December 31, 2006, the Company had 1,205 employees and over 100 adjunct instructors and consultants. In connection with the acquisition of Sandy Corporation on January 23, 2007, the Company acquired an additional 294 employees. The Company’s future success depends to a significant degree upon its ability to continue to attract, retain and integrate into its operations instructors, engineers, technical personnel and consultants who possess the skills and experience required to meet the needs of its clients.

The Company utilizes a variety of methods to attract and retain personnel. We believe that the compensation and benefits offered to our employees are competitive with the compensation and benefits available from other organizations with which we compete for personnel. In addition, the Company encourages the professional development of its employees, both internally via GP University (its own internal training resource) and through third parties, and also offers tuition reimbursement for job-related educational costs. The Company believes its relations with its employees are good.

Competition

The Company faces a highly competitive environment. The principal competitive factors are the experience and capability of service personnel, performance, quality and functionality of products, reputation and price. Consulting services such as those provided by the Company are performed by many of the customers themselves, large architectural and engineering firms that have expanded their range of services beyond design and construction activities, large consulting firms, information technology companies, major suppliers of equipment, degree-granting colleges and universities, vocational and technical training schools, continuing education programs, small privately held training providers and individuals and independent service companies similar to the Company. The training industry is highly fragmented and competitive, with low barriers to entry and no single competitor accounting for a significant market share. Some of the Company’s competitors offer services and products at lower prices that are similar to those of the Company, and some competitors have significantly greater financial, managerial, technical, marketing and other resources than the Company. There can be no assurance that the Company will be successful against such competition.

Marketing

As of December 31, 2006, the Company had approximately 40 employees dedicated primarily to marketing its services and products. The Company uses attendance at trade shows, presentations of technical papers at industry and trade association conferences, press releases, public courses and workshops given by Company personnel to serve an important marketing function. The Company also does selective advertising and sends a variety of sales literature to current and prospective clients. By staying in contact with clients and looking for opportunities to provide further services, the Company sometimes obtains contract awards or extensions without having to undergo competitive bidding. In other cases, clients request the Company to bid competitively. In both cases, the Company submits proposals to the client for evaluation. The period between submission of a proposal to final award can range from 30 days or less (generally for noncompetitive, short-term contracts), to a year or more (generally for large, competitive multi-year contracts).

Backlog

The Company’s backlog for services under executed contracts and subcontracts was approximately $85.3 million and $78.9 million as of December 31, 2006 and 2005, respectively.  The Company anticipates that most of its backlog as of December 31, 2006 will be recognized as revenue during 2007. However, the rate at which services are performed under certain contracts, and thus the rate at which backlog will be recognized, is at the discretion of the client and most contracts are, as mentioned above, subject to termination by the client upon written notice.

Environmental Statutes and Regulations

The Company provides environmental engineering services to its clients, including the development and management of site environmental remediation plans. Due to the increasingly strict requirements imposed by Federal, state and local environmental laws and regulations (including, without limitation, the Clean Water Act, the Clean Air Act, Superfund, the Resource Conservation and Recovery Act and the Occupational Safety and Health Act), the Company’s opportunities to provide such services may increase.

The Company’s activities in connection with providing environmental engineering services may also subject the Company to such Federal, state and local environmental laws and regulations. Although the Company subcontracts most remediation construction activities and all removal and offsite disposal and treatment of hazardous substances, the Company could still be held liable for clean-up or violations of such laws as an “operator” or otherwise under such Federal, state and local environmental laws and regulations with respect to a site where it has provided environmental engineering and support services. The Company believes, however, that it is in compliance in all material respects with such environmental laws and regulations.

Item 1A:  Risk Factors

Set forth below and elsewhere in this report and in other documents the Company files with the U.S. Securities and Exchange Commission are risks and uncertainties that could cause the Company’s actual results to differ materially from the results contemplated by the forward-looking statements contained in this report and other public statements made by the Company.

Our holding company structure could adversely affect our ability to pay our expenses and long-term debt obligations.

Our principal operations are conducted through our General Physics subsidiary. General Physics’ Credit Agreement currently limits its ability to loan, dividend or otherwise pay funds to us, which could adversely affect our ability to pay our expenses and long-term debt obligations which mature in 2008 (see Note 9 to the accompanying Consolidated Financial Statements).

As of December 31, 2005, we identified a material weakness in our internal control over financial reporting and cannot assure you that we will not find further such weaknesses in the future.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to conduct an annual review and evaluation of our internal control over financial reporting and to include a report on, and an attestation by our independent registered public accountants, KPMG LLP, of the effectiveness of these controls. In the course of our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, we identified a material weakness in our internal control over financial reporting, arising from deficiencies with respect to our accounting for income taxes. To remediate this material weakness, during 2006 we revised our processes and procedures over the accounting for income taxes, hired a new tax director who we believe provides the Company with the necessary technical skills to perform, review and analyze complex tax accounting activities, and implemented an independent review of our annual tax provision computations by an independent registered public accounting firm.

We concluded that our internal control over financial reporting was effective as of December 31, 2006.  See Item 9A, Controls and Procedures.

Despite our remediation of the material weakness in our internal control over financial reporting that was reported for the year ended December 31, 2005, we cannot assure you that deficiencies or weaknesses in our controls and procedures will not be identified in the future. Any such weaknesses or deficiencies could harm our business and operating results, result in adverse publicity and a loss in investor confidence in our financial reports, which in turn could have an adverse effect on our stock price, and, if they are not properly remediated, could adversely affect our ability to report our financial results on a timely and accurate basis.

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

Our success is largely dependent upon the experience and continued services of our executive management team and our other key personnel. The loss of one or more of our key personnel and a failure to attract, develop or promote suitable replacements for them may adversely affect our business.

Our revenue and financial condition could be adversely affected by the loss of business from significant customers, including the U.S. Government and automotive manufacturers.

For the years ended December 31, 2006, 2005 and 2004, revenue from the U.S. Government represented approximately 29%, 40%, and 38% of our revenue, respectively. However, the revenue was derived from a number of separate contracts with a variety of government agencies we regard as separate customers. Most of our contracts and subcontracts, including those with the U.S. Government, are subject to termination on written notice, and therefore our operations are dependent on our customers’ continued satisfaction with our services and their continued inability or unwillingness to perform those services themselves or to engage other third parties to deliver such services.

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

Our acquisition of Sandy Corporation on January 23, 2007 resulted in a significant concentration of business in the U.S. automotive industry, and specifically a significant concentration of revenue from one predominant customer, General Motors. The loss of this customer, an economic downturn, continued cost-cutting or other severe impact on the U.S. automotive industry in general could adversely impact our financial condition as well as the profitability of Sandy Corporation and our ability to achieve anticipated benefits of the acquisition.

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

A significant portion of our revenue is attributable to contracts entered into on a fixed-price basis.  This allows us to benefit from cost savings, but we carry the burden of cost overruns.  If our initial estimates are incorrect, or if unanticipated circumstances arise, we could experience cost overruns which would result in reduced profits or losses on these contracts.  Our financial condition is dependent on our ability to maximize our earnings from our contracts.  Lower earnings caused by cost overruns could have a negative impact on our financial results.

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

Our revenues and profitability are related to general levels of economic activity and employment primarily in the United States and the United Kingdom. As a result, any significant economic downturn or recession in one or both of those countries could harm our business and financial condition. A significant portion of our revenues is derived from Fortune 500-level companies and their international equivalents, which historically have adjusted expenditures for external training during economic downturns. If the economies in which these companies operate weaken in any future period, these companies may not increase or may reduce their expenditures on external training, and other products and services supplied by us, which could adversely affect our business and financial condition.

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

Our revenue and financial condition could be adversely affected by cutbacks by United States domestic automobile manufacturers.

With the acquisition of Sandy Corporation, the Company will substantially increase the percentage of revenue it derives from the U.S. automotive industry.  During 2007, we expect that a significant portion of our revenues will be derived from contracts awarded by General Motors Corporation and its affiliates.  In recent years, General Motors and other U.S. domestic auto manufacturers have reported substantial losses and reduced vehicle sales, resulting in efforts to restructure their operations to become more competitive.  Further cost-cutting, or a decision to cease or reduce awards to General Physics or Sandy Corporation, could adversely affect our business and financial condition.

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

Our policies exclude coverage for incidents involving nuclear liability and we may not be covered by United States laws or industry programs providing liability protection for licensees of the Nuclear Regulatory Commission (typically utilities) for damages caused by nuclear incidents; we are not a licensee and few of our contracts with clients have contained provisions waiving or limiting their liability.  Therefore, we could be materially and adversely affected by a nuclear incident.

Certain environmental risks, such as liability under the Comprehensive Environmental Response, Compensation and Liability Act, as amended (“Superfund”), also may not be covered by our insurance.  We provide environmental engineering services, including the development and management of site environmental remediation plans.  Although we subcontract most remediation construction activities, and in all cases subcontract the removal and off-site disposal and treatment of hazardous substances, we could be subject to liability relating to the environmental services we perform directly or through subcontracts.  Specifically, if we were deemed under federal or state laws, including Superfund, to be an “operator” of sites to which we provide environmental engineering and support services, we could be subject to liability.  Our insurance policies may not provide coverage for these risks.  Various mechanisms exist whereby the U.S. Government may limit liability for environmental claims and losses or indemnify us for such claims or losses under governmental contracts.  Nonetheless, incurrence of any substantial Superfund or other environmental liability could adversely affect our business and financial condition by reducing profits or causing us to incur losses related to the cost of resolving such liability.

Some of our policies, such as our professional liability insurance policy, provide coverage on a “claims made” basis covering only claims actually made during the policy period currently in effect.  To the extent that a risk is not insured within our then available coverage limits, insured under a low-deductible policy, indemnified against by a third party or limited by an enforceable waiver or limitation of liability, claims could be material and adversely affect our financial condition.

Acquisitions are part of our growth strategy and may not be successful.

We expect to continue to pursue selective acquisitions of businesses as part of our growth strategy.  Acquisitions may bring us into businesses we have not previously conducted and expose us to risks that are different than those we have traditionally experienced.  We can provide no assurances that we will be able to find suitable acquisitions or that we will be able to consummate them on terms and conditions favorable to us, or that we will successfully integrate and manage acquired businesses.

On January 23, 2007, we completed the acquisition of certain assets and the business of Sandy Corporation. While we believe that this acquisition will be accretive to our earnings and we will be able to successfully integrate its operations into our business, we can provide no assurances that our expectations will prove to be accurate.  Sandy Corporation’s business is heavily oriented toward providing sales training to auto manufacturers in the U.S. domestic automotive industry.  Developments in that industry, as well as differences between General Physics and Sandy Corporation’s cultures and, certain unforeseen factors or other risks may cause our actual results to differ from our expectations.

We are subject to potential liabilities related to operations we have discontinued.

In November 2004, we completed the spin-off to our stockholders of the shares of stock we owned in NPDC.  Prior to the spin-off, we provided certain financial guarantees and entered into transactions involving assets owned by NPDC or subsequently contributed by us to NPDC.  We also have outstanding debt that is collateralized by certain real property which was transferred to NPDC in connection with the spin-off.  We also continued to guarantee certain lease obligations and indebtedness of NPDC subsequent to the spin-off.  We no longer have the assets of NPDC available to us to use to satisfy these obligations, and if NPDC fails to satisfy obligations for which we continue to guarantee, we could be responsible for satisfying those obligations, which could materially and adversely impact our financial condition.

Our stockholder rights plan and authorized preferred stock could make a third-party acquisition of us difficult.

We have a stockholder rights plan. Our stockholder rights plan would cause substantial dilution to any person or group that attempts to acquire us on terms not approved in advance by our Board of Directors. In addition, our certificate of incorporation allows us to issue up to 5,000,000 shares of preferred stock, the rights, preferences, qualifications, limitations and restrictions of which may be fixed by the Board of Directors without any further vote or action by the stockholders. The stockholder rights plan, the ability to issue preferred stock and certain provisions in our by-laws may have the effect of delaying, discouraging or preventing a change in control that might otherwise be beneficial to stockholders and might adversely affect the market price of our Common Stock.

Our certificate of incorporation may discourage foreign ownership of our Common Stock.

The United States Departments of Energy and Defense have policies regarding foreign ownership, control or influence over government contractors who have access to classified information, and inquire as to whether any foreign interest has beneficial ownership of 5% or more of a contractor’s or subcontractor’s voting securities. If either Department determines that an undue risk to the defense and security of the United States exists, it may, among other things, terminate the contractor’s or subcontractor’s existing contracts. Our certificate of incorporation allows us to redeem or require the prompt disposition of all or any portion of the shares of our Common Stock owned by a foreign stockholder beneficially owning 5% or more of the outstanding shares of our Common Stock if either Department threatens termination of any of our contracts as a result of such an ownership interest. These provisions may have the additional effect of delaying, discouraging or preventing a change in control and might adversely affect the market price of our Common Stock.

Item 1B:         Unresolved Staff Comments

None.

Item 2:           Properties

The following information describes the material physical properties owned or leased by the Company and its subsidiaries.

As of December 31, 2006, the Company had leases for approximately 30,700 square feet in an office building in Elkridge, Maryland for its corporate headquarters office and approximately 128,000 square feet of office, classroom and warehouse space at various other locations throughout the United States, the United Kingdom, Canada, Mexico, Malaysia, India and China.

Effective January 23, 2007 in connection with the acquisition of Sandy Corporation, the Company assumed leases for approximately 71,600 square feet of office space in Troy, Michigan and Long Beach, California and approximately 4,800 square feet of warehouse space in Long Beach, California.

The facilities owned or leased by the Company are considered to be suitable and adequate for their intended uses and are considered to be well maintained and in good condition.

Item 3:           Legal Proceedings

We discuss our legal proceedings in Note 18 to the accompanying Consolidated Financial Statements.

Item 4:           Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5:           Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock, $0.01 par value, is traded on the New York Stock Exchange. The following table presents the Company’s high and low market prices for the last two fiscal years. During the periods presented below, the Company has not paid any cash dividends.

	2006
Quarter	High	Low
First	$8.15	$6.97
Second	7.88	6.60
Third	7.75	7.05
Fourth	8.45	7.26

	2005
Quarter	High	Low
First	$8.60	$6.92
Second	8.39	7.00
Third	9.01	7.58
Fourth	9.06	6.90

The number of shareholders of record of the Common Stock as of February 28, 2007 was 1,222 and the closing price of the Common Stock on the New York Stock Exchange on that date was $8.96.

The Company has not declared or paid any cash dividends on its Common Stock during the two most recent fiscal years. The Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future and intends to retain future earnings to finance the growth and development of its business, as well as to continue to fund the repurchase of its Common Stock in the open market, as authorized in connection with the share repurchase and exchange transaction on January 19, 2006 (see Note 14 to the accompanying Consolidated Financial Statements). In addition, the General Physics Credit Agreement (see Item 7) contains restrictive covenants, including a prohibition on the payment of dividends. General Physics is currently restricted under the Credit Agreement from paying dividends or management fees to the Company in excess of $1.0 million in any fiscal year, with the exception of a waiver by the lender which permits General Physics to provide cash to the Company to repurchase up to $5 million of additional shares of its outstanding common stock, of which approximately $1,880,000 remains available.

Performance Graph

The following graph assumes $100 was invested on December 31, 2001 in GP Strategies Common Stock, and compares the share price performance with the Education Training Services Index (Hemscott Group Index) and the NYSE Market Index. This chart does not reflect the Company’s dividend to its shareholders of shares of NPDC in November 2004 and shares of GSE in September 2005. Values are as of December 31 of the specified year assuming that all dividends were reinvested.

Company / Index Name	December 31, 2001	December 31, 2002	December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2006
GP Strategies	$100.00	$132.89	$210.53	$196.05	$214.74	$218.42
Education & Training Services	100.00	106.49	175.70	185.60	162.68	141.11
NYSE Market Index	100.00	81.69	105.82	119.50	129.37	151.57

Issuer Purchases of Equity Securities

The following table provides information about the Company’s share repurchase activity for the three months ended December 31, 2006:

Issuer Purchases of Equity Securities
			Total number	Approximate
			of shares	dollar value of
	Total number	Average	purchased as	shares that may yet
	of shares	price paid	part of publicly	be purchased under
Month	purchased (1)	per share	announced program (2)	the program
October 1-31, 2006	—	—	—	—
November 1-30, 2006	—	—	—	—
December 1-31, 2006	401,967	$8.30	144,039	$1,880,000

(1)      Includes  257,928 shares surrendered by employees and directors to exercise stock options and satisfy the related tax withholding obligations.

(2)      Represents shares repurchased in the open market in connection with the Company’s share repurchase program which was authorized by the Company’s Board of Directors and publicly announced on January 19, 2006. The repurchase program permits the Company to repurchase up to $5 million of its Common Stock from time to time in the open market subject to prevailing business and market conditions and other factors. There is no expiration date for the repurchase program.

Item 6:           Selected Financial Data

The selected financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements and the notes thereto included elsewhere in this report. Our consolidated statement of operations data for the years ended December 31, 2006, 2005, and 2004 and our consolidated balance sheet data as of December 31, 2006 and 2005 have been derived from our audited consolidated financial statements included elsewhere in this report. Our consolidated statement of operations data for the years ended December 31, 2003 and 2002 and our consolidated balance sheet data as of December 31, 2004, 2003, and 2002 have been derived from audited consolidated financial statements, which are not presented in this report.

On September 30, 2005, we completed the spin-off of our majority ownership interest in GSE, and on November 24, 2004, we completed the spin-off of NPDC. The results of operations of GSE and NPDC have been reclassified as discontinued in the consolidated statements of operations for all periods presented.

	Years ended December 31,
Statement of Operations Data	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)
Revenue	$178,783	$175,555	$164,458	$133,875	$142,237
Gross profit	26,566	24,991	19,339	15,401	15,366
Interest expense	1,558	1,518	1,937	2,903	2,467
Gain on litigation settlement, net	—	5,552	—	—	—
Gain on arbitration award, net	—	—	13,660	—	—
Income (loss) from continuing operations before income taxes	11,710	15,224	14,017	(6,691)	(3,590)
Income (loss) from continuing operations (1)	6,642	8,457	22,266	(7,839)	(3,766)
Income (loss) from discontinued operations, net of income taxes	—	(1,244)	254	(437)	(1,462)
Net income (loss)	6,642	7,213	22,520	(8,276)	(5,228)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.40	$0.45	$1.22	$(0.46)	$(0.24)
Income (loss) from discontinued operations	—	(0.07)	0.01	(0.02)	(0.10)
Net income (loss)	$0.40	$0.38	$1.23	$(0.48)	$(0.34)

	December 31,
Balance Sheet Data (2)	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)
Cash and cash equivalents (3)	$8,660	$18,118	$2,417	$4,416	$1,516
Short-term borrowings	—	—	6,068	26,521	22,058
Working capital	23,142	34,804	20,601	17,998	780
Total assets	121,400	134,641	156,035	188,323	144,905
Long-term debt, including current maturities	10,926	11,380	11,051	14,861	6,912
Stockholders’ equity	79,731	94,342	91,620	92,812	92,982

(1)             During 2004, based upon an assessment of the realizability of the Company’s deferred tax assets, management considered it more likely than not that its deferred tax assets would be realized and reduced its deferred tax valuation allowance by $12.2 million, resulting in a net income tax benefit for the year ended December 31, 2004.

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

Item 7:           Management’s Discussion and Analysis of Financial Condition and Results of Operations

General Overview

The Company’s business consists of its principal operating subsidiary, General Physics, a global training, engineering, and consulting company that seeks to improve the effectiveness of organizations by providing training, management consulting, e-Learning solutions and engineering services and products that are customized to meet the specific needs of clients. Clients include Fortune 500 companies and manufacturing, process and energy companies and other commercial and governmental customers. General Physics is a global leader in performance improvement, with four decades of experience in providing solutions to optimize workforce performance.

As of December 31, 2006, the Company operated through its two reportable business segments:

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

We discuss our business in more detail in Item 1.Business and the risk factors affecting our business in Item 1A. Risk Factors.

Strategy

The Company’s primary strategy is the growth of its core businesses within General Physics.  The Company plans to execute its growth strategy by focusing on the following key initiatives:

•                  Sales Training — The Company has historically provided technical training services and believes that there is a significant market demand for custom sales training services. The Company took the first step of this initiative through the completion of its acquisition of Sandy Corporation on January 23, 2007. Sandy Corporation is a leader in custom product sales training and has primarily served manufacturing customers in the U.S. automotive industry for over 30 years. The acquisition will enhance the Company’s existing service offerings by adding custom product sales training to its offering mix.  The Company plans to support the needs of Sandy Corporation’s current customers and intends to expand its offerings worldwide and offer its unique innovative solutions to existing clients of the Company. In order to achieve expansion of sales training services, the Company plans to strategically pursue other selected markets where it believes it can leverage its existing capabilities.

•                  International Expansion — The Company has witnessed an increased demand for additional services in foreign countries from existing multinational customers based in the United States and Europe. The Company believes the greatest area of potential growth is in Asia. The Company has taken steps toward achieving its international growth strategy in the following areas:

•                  India — In January 2007, the Company opened an office in Chennai, India, to support existing customers and a growing presence in Asia. The Company primarily provides BPO and technical training services to an existing semi-conductor customer through its India office, and plans to expand business in this region.

•                  China — The Company recently began leasing office space in Shanghai, China and is evaluating several potential opportunities with new and existing customer relationships. The Company believes it can expand its technical training services to the automotive industry in China and plans to leverage the capabilities from its acquisition of Sandy Corporation in this area.

•                  Singapore — The Company has maintained an office in Singapore for several years and primarily provides training outsourcing services. The Company has added resources there and believes it can expand its existing service offerings in this region to new and existing multinational companies.

•                  Malaysia — Through its subsidiary in Kuala Lumpur, Malaysia, the Company has provided professional services to the power generation industry in Asia on a continuous basis since at least 1998. During that period, the Company has primarily provided training, operations, maintenance, and engineering services to many of the large fossil power, and steam and power generating facilities. The Company believes it can expand these services and provide training and BPO services in this region as well.

•                  Training and Business Process Outsourcing (BPO) — The Company has experienced significant growth in recent years in its Manufacturing & BPO group primarily due to the expansion of Training & BPO services, which include the management and administration of customers’ training departments and other administrative functions. The Company believes there is a large potential for additional growth for these service offerings across all industries. The Company plans to continue its focus on marketing these services to new and existing customers, as well as internationally as discussed above.

Significant Events

Acquisitions

On January 23, 2007, General Physics completed the acquisition of certain operating assets and the business of Sandy Corporation, a leader in custom product sales training and part of the ADP Dealer Services division of ADP. The Sandy Corporation business is run as an unincorporated division of General Physics. Sandy Corporation offers custom sales training and print-based and electronic publications primarily to the automotive industry. The purchase price at closing consisted of approximately $5.2 million in cash paid to ADP with cash on hand and the assumption of certain liabilities by General Physics to complete contracts, subject to post-closing adjustments.  The Company currently anticipates that the final cash purchase price will be approximately $4.4 million after post-closing adjustments based on the final closing balance sheet of Sandy Corporation as of the effective date of the acquisition. In addition, General Physics may be required to pay ADP up to an additional $8.0 million, contingent upon Sandy Corporation achieving certain revenue targets (as defined in the purchase agreement) during the two twelve-month periods following the completion of the acquisition.

On February 3, 2006, the Company completed the acquisition of Peters Management Consultancy Ltd. (PMC), a performance improvement and training company in the United Kingdom.  The Company acquired 100% ownership of PMC for a purchase price of $1.3 million in cash, plus contingent payments of up to $0.9 million based upon the achievement of certain performance targets during the first year following completion of the acquisition. No contingent payments were paid by the Company as PMC did not achieve the performance targets specified in the purchase agreement during the first year following completion of the acquisition. PMC is included in the Company’s Manufacturing & BPO segment, and its results are included in the accompanying consolidated financial statements since the date of acquisition.

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

Prior to the restructuring, the 1,200,000 outstanding shares of Class B Stock collectively represented approximately 41% of the aggregate voting power of the Company because the Class B Stock had ten votes per share.  The repurchase of a total of 2,721,500 shares represented approximately 15% of the total outstanding shares of capital stock of the Company.  Approximately $20.3 million of cash on hand was used for the repurchase and exchange transaction.

Elimination of Class B Stock

On January 19, 2006, the Board of Directors also approved, subject to stockholder approval, a proposal to amend the Company’s Amended and Restated Certificate of Incorporation to eliminate the authorized shares of Class B Stock (the “Amendment”). At the Company’s annual meeting on September 14, 2006, the stockholders voted to approve the Amendment. The Amendment was filed with the Delaware Secretary of State and was effective September 15, 2006.

Share Repurchase Program

In connection with the capital stock restructuring discussed above, the Company authorized the repurchase of up to $5 million of additional common shares from time to time in the open market, subject to prevailing business and market conditions and other factors.  During the year ended December 31, 2006, the Company repurchased approximately 420,000 shares of its Common Stock in the open market for a total cost of approximately $3.1 million. There is no expiration date for the repurchase program.

Results of Operations

Operating Highlights

Year ended December 31, 2006 compared to the year ended December 31, 2005

For the year ended December 31, 2006, the Company had net income of $6.6 million, or $0.40 per diluted share, compared to $7.2 million, or $0.38 per diluted share, for the year ended December 31, 2005.  The decrease in net income was primarily due to the gain on litigation settlement net of legal fees and expenses of $5.6 million during 2005 which did not recur in 2006, offset by increased operating income in 2006 of $1.4 million, the components of which are discussed below, and a loss from discontinued operations of $1.2 million, or $0.07 per diluted share, in 2005 which did not recur in 2006. The increase in diluted earnings per share is also partially attributable to the decrease in common shares outstanding during 2006 compared to 2005 as a result of the capital stock restructuring discussed above.  Diluted weighted average shares outstanding were 16.7 million in 2006 compared to 18.9 million in 2005.

Revenue

	Years ended December 31,
	2006	2005
	(Dollars in thousands)
Process, Energy & Government	$77,469	$85,953
Manufacturing & BPO	101,314	89,602
	$178,783	$175,555

Process, Energy & Government revenue decreased $8.5 million or 9.9% during the year ended December 31, 2006 compared to 2005. The decrease in revenue is primarily due to a $10.7 million decline in government funding for the Domestic Preparedness Equipment Technical Assistance Program (DPETAP) contract during 2006. A scheduling delay on an environmental engineering contract also resulted in a decrease in revenue of $3.7 million in 2006 compared to 2005. In addition, there was a decrease in revenue of $1.9 million due to the completion of a chemical demilitarization project which ended in 2006.  These decreases were offset by an increase in hurricane recovery services revenue of $3.1 million, an increase of $1.5 million on construction jobs primarily for wastewater treatment, an increase of $1.4 million in lean six sigma services, an increase of $1.1 million related to a hydrogen fuel station design and construction contract, and an increase of $0.7 million related to a liquefied natural gas (LNG) fueling station project.

Manufacturing & BPO revenue increased $11.7 million or 13.1% during the year ended December 31, 2006 compared to 2005. The increase in revenue is due to the following: a $8.4 million increase due to the expansion of business process outsourcing services with new and existing customers, a $4.1 million increase from our international operations in the United Kingdom (primarily resulting from the PMC acquisition in February 2006 which resulted in a $2.9 million revenue increase as well as an increase in BPO services), a $2.7 million increase in lean manufacturing services, and a $1.8 million increase in other technical services provided primarily to a pharmaceutical customer. These net increases in revenue were offset by the following decreases in revenue: a change in contract scope with a business process outsourcing customer during 2005 which resulted in a decrease in revenue of $2.7 million during the first two quarters of 2006 compared to 2005, a $1.5 million revenue decrease in government e-Learning implementation services due to fewer implementations taking place during the third and fourth quarters of 2006 compared to 2005, and net decreases of $1.1 million on various other contracts.

Gross profit

	Years ended December 31,
	2006		2005
		% Revenue		% Revenue
	(Dollars in thousands)
Process, Energy & Government	$13,188	17.0%	$16,212	18.9%
Manufacturing & BPO	13,378	13.2%	8,779	9.8%
	$26,566	14.9%	$24,991	14.2%

Process, Energy & Government gross profit of $13.2 million or 17.0% of revenue for the year ended December 31, 2006 decreased by $3.0 million or 18.7% when compared to gross profit of approximately $16.2 million or 18.9% of revenue for the year ended December 31, 2005. This decrease in gross profit is primarily attributable to a decline in government funding for the DPETAP contract and other decreases in revenue discussed above.

Manufacturing & BPO gross profit of $13.4 million or 13.2% of revenue for the year ended December 31, 2006 increased by $4.6 million or 52.4% when compared to gross profit of approximately $8.8 million or 9.8% of revenue for the year ended December 31, 2005. This increase in gross profit is primarily attributable to an increase in revenue from business process outsourcing, lean manufacturing and other technical services, as well as international growth during 2006 compared to 2005. Additionally, infrastructure costs have not increased at the same rate as our revenue growth for this segment, resulting in increased profitability.

Selling, general and administrative expenses

SG&A expenses increased $0.2 million or 1.6% from $14.0 million for the year ended December 31, 2005 to $14.3 million for the year ended December 31, 2006.  The increase is primarily due to increases in indirect labor costs, stock-based compensation expense and board of director fees during 2006 compared to 2005, offset by a reversal of a prior restructuring accrual of $0.3 million by our operations in the United Kingdom in 2006 which did not occur in 2005.

Interest expense

Interest expense increased 2.6% from $1.5 million for the year ended December 31, 2005 to $1.6 million for the year ended December 31, 2006. The slight increase is primarily due to higher short-term borrowing levels during 2006 compared to 2005.

Other income

Other income increased $0.7 million from $0.2 million for the year ended December 31, 2005 to $1.0 million for the year ended December 31, 2006.  The increase was primarily due to an increase in income from a joint venture during 2006 compared to 2005. Other income for 2006 includes $0.5 million of income from a joint venture, for which $0.3 million was included in revenue during 2005.

Gain on litigation settlement

The Company recognized a gain of $5.6 million for the litigation settlement proceeds paid by EDS in 2005, net of legal fees and expenses, which did not recur in 2006. See Note 18 to the accompanying Consolidated Financial Statements for further details.

Income taxes

Income tax expense was $5.1 million for the year ended December 31, 2006 compared to $6.8 million for the year ended December 31, 2005. The decrease in income tax expense was primarily due to a decrease in income from continuing operations before income taxes in 2006 compared to 2005. As of December 31, 2006, the Company had federal net operating loss carryforwards of $22.4 million, which expire during 2022 and 2023.The effective income tax rate was 43.3% and 44.4% for the years ended December 31, 2006 and 2005, respectively (see Note 11 to the accompanying Consolidated Financial Statements).

Year ended December 31, 2005 compared to the year ended December 31, 2004

For the year ended December 31, 2005, the Company had income from continuing operations before income taxes of $15.2 million compared to $14.0 million for the year ended December 31, 2004. The improved results were primarily due to increased operating income of $4.7 million for General Physics’ two business segments, a decrease in general and administrative expenses of $4.4 million at the corporate level, and a decrease in interest expense of $0.4 million.  Corporate general and administrative expenses in 2004 included corporate overhead expenses that were for the benefit of both continuing and discontinued operations, which were not allocated to discontinued operations unless they were solely attributable to NPDC.  These increases were offset by a decrease of $8.1 million in income relating to the EDS litigation in 2005 compared to 2004. In 2005, the Company recognized a gain on the litigation settlement, net of legal fees and expenses, of approximately $5.6 million compared to a gain on the arbitration award, net of legal fees and expenses, of approximately $13.7 million in 2004.

Revenue

	Years ended December 31,
	2005	2004
	(Dollars in thousands)
Process, Energy & Government	$85,953	$84,193
Manufacturing & BPO	89,602	80,265
	$175,555	$164,458

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

Manufacturing & BPO revenue increased $9.3 million or 11.6% during the year ended December 31, 2005 compared to 2004. The increase in revenue is due to net increases of approximately $7.3 million of revenue from training and business process outsourcing services provided to customers primarily in the electronics industry, net increases of approximately $2.6 million of revenue from increased system implementation and hosting services primarily to the federal government, and net increases of approximately $2.0 million of revenue from other professional development and training courses provided primarily to customers in the steel and manufacturing industries. The Company expanded the scope of services provided to new and existing business process and training outsource customers. These increases in revenue were slightly offset by other decreases in revenue, primarily due to the change in contract scope with a business process outsourcing customer during 2005 which resulted in a decrease in revenue of $5.4 million.

Gross profit

	Years ended December 31,
	2005		2004
		% Revenue		% Revenue
	(Dollars in thousands)
Process, Energy & Government	$16,212	18.9%	$14,727	17.5%
Manufacturing & BPO	8,779	9.8%	4,612	5.7%
	$24,991	14.2%	$19,339	11.8%

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

Manufacturing & BPO gross profit of $8.8 million or 9.8% of revenue for the year ended December 31, 2005 increased by $4.2 million or 90.4% when compared to gross profit of approximately $4.6 million or 5.7% of revenue for the year ended December 31, 2004. This increase in gross profit was primarily driven by an increase in revenue from business process outsourcing and training outsourcing services as well as a decrease in lower margin subcontractor utilization and an increase in higher margin internal labor utilization on several business process outsourcing contracts. The Company experienced increased gross profit as a percentage of revenue during 2005 as it continued to expand services provided to new and existing customers. Additionally, infrastructure costs have not increased at the same rate as our revenue growth, resulting in increased profitability.

Selling, general and administrative expenses

SG&A expenses decreased $3.5 million or 20.0% from $17.5 million for the year ended December 31, 2004 to $14.0 million for the year ended December 31, 2005.  This decrease is primarily related to a decrease in corporate SG&A expenses primarily due to the spin-off of NPDC in November 2004, which resulted in lower overhead costs in 2005 compared to 2004. SG&A expense in 2004 included corporate overhead expenses that were for the benefit of both continuing and discontinued operations.  Only those costs that were solely attributable to NPDC were allocated to discontinued operations in 2004.  NPDC pays the Company a fee pursuant to the management services agreement, which is reflected as a reduction of SG&A expense in the accompanying consolidated statement of operations (see Note 16 to the accompanying Consolidated Financial Statements for further details). The decrease in corporate SG&A also includes a decrease in executive compensation in 2005 compared to 2004.  In 2004, SG&A expense included an incentive payment of $2.0 million to the Company’s former Chief Executive Officer, which did not recur in 2005 (see Note 16 to the accompanying Consolidated Financial Statements for further details).  These decreases in corporate SG&A were offset by an increase in SG&A at General Physics primarily due to an increase in staff and an increase in the provision for uncollectible accounts receivable.

Interest expense

Interest expense decreased $0.4 million or 21.6% from $1.9 million for the year ended December 31, 2004 to $1.5 million for the year ended December 31, 2005. The decrease was primarily attributable to General Physics’ repayment of its short-term borrowings in January 2005 with the proceeds received from the arbitration award.

Other income

Other income decreased $0.3 million or 52.4% from $0.5 million for the year ended December 31, 2004 to $0.2 million for the year ended December 31, 2005.  The decrease was primarily due to a decrease in interest income primarily from the arbitration award in 2004 which did not recur in 2005.

Gain from litigation settlement and arbitration award

The Company recognized a gain of $5.6 million from the litigation settlement proceeds paid by EDS in the fourth quarter of 2005, net of legal fees and expenses, compared to a gain of $13.7 million from the arbitration award in 2004, net of legal fees and expenses (see Note 18 to the accompanying Consolidated Financial Statements).

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

Liquidity and Capital Resources

Working Capital

As of December 31, 2006, the Company had cash and cash equivalents totaling $8.7 million. The Company believes that cash generated from operations and borrowings available under the General Physics Credit Agreement ($20.0 million of available borrowings as of December 31, 2006) will be sufficient to fund the working capital and other requirements of the Company for at least the next twelve months.

On January 23, 2007, General Physics completed the acquisition of certain operating assets and the business of Sandy Corporation, a leader in custom product sales training and part of the ADP Dealer Services division of ADP. The Sandy Corporation business is run as an unincorporated division of General Physics. Sandy Corporation offers custom sales training and print-based and electronic publications primarily to the automotive industry. The purchase price at closing consisted of approximately $5.2 million in cash paid to ADP with cash on hand and the assumption of certain liabilities by General Physics to complete contracts, subject to post-closing adjustments.  The Company currently anticipates that the final cash purchase price will be approximately $4.4 million after post-closing adjustments based on the final closing balance sheet of Sandy Corporation as of the effective date of the acquisition. In addition, General Physics may be required to pay ADP up to an additional $8.0 million, contingent upon Sandy Corporation achieving certain revenue targets (as defined in the purchase agreement) during the two twelve-month periods following the completion of the acquisition.

The Company’s working capital decreased $11.7 million during 2006 from $34.8 million at December 31, 2005 to $23.1 million at December 31, 2006. The decrease is primarily due to the use of approximately $20.3 million of cash in January 2006 to complete the capital stock restructuring discussed above, offset by cash generated from operations during 2006.

Cash Flows

Year ended December 31, 2006 compared to the year ended December 31, 2005

The Company’s cash balance decreased $9.5 million from $18.1 million as of December 31, 2005 to $8.7 million at December 31, 2006. The decrease in cash and cash equivalents during the year ended December 31, 2006 resulted from cash provided by operating activities of $14.9 million, offset by cash used in investing activities of $1.6 million, and cash used in financing activities of $22.9 million.  Cash flows from discontinued operations are combined with cash flows from continuing operations within the operating, investing, and financing activities categories in the accompanying consolidated statements of cash flows through the effective dates of the spin-offs of GSE and NPDC.

Cash provided by operating activities was $14.9 million for the year ended December 31, 2006 compared to $19.3 million in 2005.  The decrease in cash provided by operating activities compared to the prior year is primarily due to the receipt of proceeds from the EDS arbitration award of $13.8 million in January 2005, offset by increases in net working capital changes of $11.0 million during 2006 compared to 2005. During 2005, working capital changes included an $8.3 million decrease in accounts payable and accrued expenses which included the payout of $5.0 million of the EDS arbitration proceeds to NPDC pursuant to the spin-off agreement. Excluding this item, net changes in working capital increased $6.0 million during 2006 compared to 2005.

Cash used in investing activities was $1.6 million for the year ended December 31, 2006 compared to $1.0 million in 2005.  The increase in cash used in investing activities is primarily due to $0.6 million of cash paid in connection with the acquisition of PMC, net of $0.8 million cash acquired pursuant to such acquisition.

Cash used in financing activities was $22.9 million for the year ended December 31, 2006 compared to $2.6 million for 2005.  The increase in cash used in financing activities is primarily due to $20.9 million of cash used in connection with the capital stock restructuring (including transaction costs) and $3.1 million of cash used for repurchases of common stock in the open market during 2006. In addition, cash used in financing activities during 2005 included the following items which did not recur in 2006: net repayments of short-term borrowings of $6.1 million; a distribution of $0.8 million of cash to GSE in connection with its spin-off, and proceeds from the issuance of a convertible note by GSE of $2.0 million and short-term borrowings by GSE of $1.2 million.

Year ended December 31, 2005 compared to the year ended December 31, 2004

The Company’s cash balance increased $15.7 million from $2.4 million as of December 31, 2004 to $18.1 million at December 31, 2005. The increase in cash and cash equivalents during the year ended December 31, 2005 resulted from cash provided by operating activities of $19.3 million, offset by cash used in investing activities of $1.0 million, and cash used in financing activities of $2.6 million.  Cash flows from discontinued operations are combined with cash flows from continuing operations within the operating, investing, and financing activities categories in the accompanying consolidated statements of cash flows through the effective dates of the spin-offs of GSE and NPDC.

Cash provided by operating activities was $19.3 million for the year ended December 31, 2005 compared to $4.2 million in 2004.  The increase in cash compared to the prior period is primarily due to receipt of proceeds from the EDS arbitration award of $13.8 million in January 2005 (including post-award interest) and the receipt of proceeds from the litigation settlement of $5.6 million in December 2005. This increase in cash flows from operating activities was offset by a decrease in net income of approximately $15.3 million. Additionally, there was a decrease in other operating items in 2005 compared to 2004 primarily due to a decrease in accrued expenses related to the payout of $5 million of the EDS arbitration proceeds to NPDC in 2005, which was accrued for as of December 31, 2004.

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

Cash used in financing activities was $2.6 million for the year ended December 31, 2005 compared to $4.9 million for the same period of 2004.  The decrease in cash used in financing activities is primarily due to net cash proceeds of $2.0 million in 2005 from GSE’s issuance of subordinated debt, as well as additional borrowings by GSE of approximately $1.2 million under General Physics’ Credit Agreement during 2005, prior to the spin-off. Additionally, the Company contributed $0.8 million of cash to GSE in 2005 and $2.5 million of cash to NPDC in 2004 in connection with the spin-offs. Cash used in financing activities also decreased as a result of an increase of $0.5 million of cash proceeds from the issuance of Common Stock, primarily for the exercise of employee stock options, in 2005 compared to 2004.  These increases in cash were offset by a decrease in cash due to the repayment by General Physics of its short-term borrowings of $6.1 million in 2005 compared to repayments of short-term borrowings and long-term debt of approximately $3.0 million in 2004.

Long-term Debt and Short-term Borrowings

In August 2003, the Company issued and sold to four Gabelli funds $7.5 million in aggregate principal amount of 6% Conditional Subordinated Notes due 2008 (Gabelli Notes) and 937,500 warrants (GP Warrants), each entitling the holder thereof to purchase (subject to adjustment) one share of the Company’s Common Stock at an exercise price of $8.00. The aggregate purchase price for the Gabelli Notes and GP Warrants was $7.5 million.

The Gabelli Notes are secured by a mortgage on the Company’s former property located in Pawling, New York which was distributed to NPDC. In addition, at any time that less than $1.9 million principal amount of the Gabelli Notes are outstanding, the Company may defease the obligations secured by the mortgage and obtain a release of the mortgage. Subsequent to the spin-offs of NPDC and GSE and in accordance with the anti-dilution provisions of the warrant agreement, the number of GP Warrants was adjusted to 984,116 and the exercise price was adjusted to $5.85 per share. During the year ended December 31, 2006, Gabelli exercised 197,823 GP Warrants for a total exercise price of $1,157,000, which was paid in the form of $140,000 cash and delivery of $1,017,000 of the Gabelli Notes.  As of December 31, 2006, there were 786,293 GP Warrants, each with an exercise price of $5.85 outstanding and exercisable. During January and February 2007, Gabelli exercised an additional 362,431 warrants for a total exercise price of $2,120,000, which further reduced the principal balance of the Gabelli Notes.

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

General Physics has a $25 million Credit Agreement with a bank that expires on August 12, 2007, as amended, with annual renewal options, and is secured by certain assets of General Physics.  The interest rate on borrowings under the Credit Agreement is at the daily LIBOR Market Index Rate plus 3.00%. Based upon the financial performance of General Physics, the interest rate can be reduced (as of December 31, 2006, the rate was LIBOR plus 2.50% for General Physics).  The Credit Agreement also contains certain restrictive covenants. General Physics is currently restricted under the Credit Agreement from paying dividends and management fees to the Company in excess of $1.0 million in any fiscal year, with the exception of a waiver by the lender, which permits General Physics to provide cash to the Company to repurchase up to $5 million of additional shares of its outstanding Common Stock.  As of December 31, 2006, the Company had no borrowings outstanding under the Credit Agreement, and had approximately $20,043,000 of available borrowings based upon 80% of eligible accounts receivable and 80% of eligible unbilled receivables.

Contractual Payment Obligations

The Company enters into various agreements that result in contractual obligations in connection with its business activities.  These obligations primarily relate to our financing arrangements (such as long-term debt and capital and operating leases), purchase commitments under non-cancelable contracts for certain products and services, and contractual obligations to certain of the Company’s officers under employment contracts. The following table summarizes the Company’s total contractual payment obligations as of December 31, 2006 (in thousands):

	Payments due in
		2008 —	2010 —	After
	2007	2009	2011	2011	Total
Long-term debt:
Principal	$—	$11,734	$—	$—	$11,734
Interest	652	452	—	—	1,104
Total	652	12,186	—	—	12,838
Capital lease commitments	30	—	—	—	30
Operating lease commitments	3,513	3,743	2,467	3,781	13,504
Purchase commitments *	1,960	426	314	—	2,700
Employment agreements	1,743	349	—	—	2,092
Total	$7,898	$16,704	$2,781	$3,781	$31,164

*     Excludes purchase orders for goods and services entered into by the Company in the ordinary course of business, which are non-binding and subject to amendment or termination within a reasonable notification period.

Off-Balance Sheet Commitments

Subsequent to the spin-off of NPDC on November 24, 2004, the Company continues to guarantee certain operating leases for Five Star’s New Jersey and Connecticut warehouses, aggregating $1.6 million annually through the first quarter of 2007.  In addition, the Company continues to guarantee the repayment of one debt obligation of MXL, which is secured by property and certain equipment of MXL.  The aggregate outstanding balance as of December 31, 2006 was $1.1 million.  The Company’s guarantee expires upon the maturity of the debt obligation in March 2011.

Subsequent to the spin-off of GSE on September 30, 2005, the Company continued to guarantee GSE’s borrowings under General Physics’ Credit Agreement (under which $1.5 million was allocated for use by GSE).  As of December 31, 2005, GSE had borrowings of $1,182,000 under the Credit Agreement.  In March 2006, GSE repaid its borrowings in full and ceased to be a Borrower under the Credit Agreement.

As of December 31, 2006, the Company had three outstanding letters of credit totaling $121,000, which expire in 2007, and three outstanding performance bonds totaling $3,626,000, which expire in 2007.

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

Under time-and-materials contracts, as well as certain government cost-reimbursable and certain fixed-price contracts, the contractual billing schedules are based on the specified level of resources the Company is obligated to provide. As a result, for these “level-of-effort” contracts, the contractual billing amount for the period is a measure of performance and, therefore, revenue is recognized in that amount.

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

Certain of the Company’s fixed price commercial contracts contain revenue arrangements with multiple deliverables.  The Company applies the separation guidance in Emerging Issues Task Force (EITF) 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21), for these types of contracts.  Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables can be divided into more than one unit of accounting. For contracts determined to have more than one unit of accounting, the Company recognizes revenue for each deliverable based on the revenue recognition policies discussed above; that is, the Company recognizes revenue in accordance with work performed and costs incurred, with fee being allocated proportionately over the service period.  Within each multiple deliverable project, there is objective and reliable fair value across all units of the arrangement, as discounts are not offered or applied to one deliverable versus another, and the rates bid across all deliverables are consistent.

As part of the Company’s on-going operations to provide services to its customers, incidental expenses, which are commonly referred to as “out-of-pocket” expenses, are billed to customers, either directly as a pass-through cost or indirectly as a cost estimated in proposing on fixed-price contracts. Out-of-pocket expenses include expenses such as airfare, mileage, hotel stays, out-of-town meals and telecommunication charges. The Company’s policy provides for these expenses to be recorded as both revenue and direct cost of services in accordance with the provisions of EITF 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.

Valuation of Accounts Receivable

Trade accounts receivable are recorded at invoiced amounts. The allowance for doubtful accounts is estimated based on historical trends of past due accounts, write-offs and specific identification and review of past due accounts. The allowance for doubtful accounts was $0.7 million at December 31, 2006.

Impairment of Intangible Assets, Including Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but instead tested for impairment at least annually. The goodwill impairment test requires the Company to identify its reporting units (as defined in SFAS No. 131) and obtain estimates of the fair values of those units as of the testing date.  These estimates are formed by evaluating historical trends, current budgets, operating plans and industry data. For the years ended December 31, 2006, 2005, and 2004, the estimated fair values of each reporting unit exceeded their respective carrying values, indicating the underlying goodwill of each unit was not impaired at the respective testing dates. The timing and frequency of our goodwill impairment tests are based on an ongoing assessment of events and circumstances that would more than likely reduce the estimated fair value of a reporting unit below its carrying value. The Company will continue to monitor its goodwill for impairment and conduct formal tests when impairment indicators are present. A decline in the fair value of any reporting unit below its carrying value is an indicator that the underlying goodwill of the unit is potentially impaired. This would require a comparison of the implied fair value of a reporting unit’s goodwill to its carrying value. An impairment loss would be required for the amount in which the carrying value of a reporting unit’s goodwill exceeded its implied fair value. The implied fair value of the reporting unit’s goodwill would become the new cost basis of the reporting unit’s goodwill.

Valuation of Deferred Tax Assets

The Company accounts for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered. In assessing the realizability of the deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these factors, management believes it is more likely than not that the Company will realize the benefits of deferred tax assets, net of the valuation allowance. The valuation allowance relates to both foreign and domestic net operating loss carryforwards for which the Company does not believe the benefits will be realized. As of December 31, 2006, the Company had federal net operating loss carryforwards of $22.4 million, which expire during 2022 and 2023.

Accounting Standards Issued and Adopted

We discuss recently issued and adopted accounting standards in Note 2 to the accompanying Consolidated Financial Statements.

Item 7A:                Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to the impact of interest rate, market risks and currency fluctuations. In the normal course of business, the Company employs internal processes to manage its exposure to interest rate, market risks and currency fluctuations. The Company’s objective in managing its interest rate risk is to limit the impact of interest rate changes on earnings and cash flows and to lower its overall borrowing costs. The Company estimates that the fair value of its long-term debt approximates its carrying amount because the stated interest rates approximate prevailing market rates.

The Company is exposed to the impact of currency fluctuations because of its international operations. The Company’s net investment in its foreign subsidiaries, including intercompany balances, at December 31, 2006 was not significant, and accordingly, fluctuations in foreign currency did not have a material impact on the Company’s financial position.

The Company’s revenues and profitability are related to general levels of economic activity and employment in the United States and the United Kingdom. As a result, any significant economic downturn or recession in one or both of those countries could harm our business and financial condition. A significant portion of the Company’s revenues is derived from Fortune 500 level companies and their international equivalents, which historically have adjusted expenditures for external training during economic downturns. If the economies in which these companies operate weaken in any future period, these companies may not increase or may reduce their expenditures on external training, which could adversely affect the Company’s business and financial condition.

Item 8:           Financial Statements and Supplementary Data

Financial Statements of GP Strategies Corporation and Subsidiaries:

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — December 31, 2006 and 2005

Consolidated Statements of Operations — Years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity and Comprehensive Income — Years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows — Years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
GP Strategies Corporation:

We have audited the accompanying consolidated balance sheets of GP Strategies Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed under item 15a(2).  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GP Strategies Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2, of the notes to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, on January 1, 2006 and Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, on December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of GP Strategies Corporation and subsidiaries internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Baltimore, Maryland
March 14, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

GP Strategies Corporation:

We have audited management's assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A(b)), that GP Strategies Corporation maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GP Strategies Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that GP Strategies Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, GP Strategies Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GP Strategies Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and the related financial statement schedule, and our report dated March 14, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Baltimore, Maryland
March 14, 2007

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2006 and 2005

(In thousands, except shares and par value per share)

	2006	2005
Assets

Current assets:
Cash and cash equivalents	$8,660	$18,118
Accounts and other receivables, less allowance for doubtful accounts of $665 in 2006 and $1,166 in 2005	26,628	27,079
Costs and estimated earnings in excess of billings on uncompleted contracts	11,257	11,487
Deferred tax assets	1,115	1,174
Prepaid expenses and other current assets	5,296	4,762
Total current assets	52,956	62,620

Property, plant and equipment, net	1,859	1,857
Goodwill	56,815	57,483
Intangible assets, net of accumulated amortization of $916 in 2006 and $692 in 2005	645	647
Deferred tax assets	7,420	10,391
Other assets	1,705	1,643
	$121,400	$134,641
Liabilities and Stockholders’ Equity

Current liabilities:
Current maturities of long-term debt	$30	$71
Accounts payable and accrued expenses	22,903	20,315
Billings in excess of costs and estimated earnings on uncompleted contracts	6,881	7,430
Total current liabilities	29,814	27,816
Long-term debt less current maturities	10,896	11,309
Other noncurrent liabilities	959	1,174
Total liabilities	41,669	40,299

Stockholders’ equity:
Preferred stock, par value $0.01 per share
Authorized 10,000,000 shares; issued none	—	—
Common stock, par value $0.01 per share
Authorized 25,000,000 shares; issued 17,828,644 shares in 2006 and 17,116,575 shares in 2005 (of which 1,860,876 shares in 2006 and 2,379 shares in 2005 are held in treasury)	178	171
Class B capital stock, par value $0.01 per share	—	12
Additional paid-in capital	159,042	168,737
Accumulated deficit	(65,558)	(71,710)
Treasury stock at cost	(13,167)	(29)
Unearned compensation	—	(1,133)
Accumulated other comprehensive loss	(640)	(1,087)
Note receivable from stockholder	(124)	(619)
Total stockholders’ equity	79,731	94,342
	$121,400	$134,641

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2006, 2005 and 2004

(In thousands, except per share data)

	2006	2005	2004
Revenue	$178,783	$175,555	$164,458
Cost of revenue	152,217	150,564	145,119
Gross profit	26,566	24,991	19,339
Selling, general and administrative expenses	14,262	14,039	17,545
Operating income	12,304	10,952	1,794
Interest expense	1,558	1,518	1,937
Other income (including interest income of $329 in 2006, $296 in 2005 and $317 in 2004)	964	238	500
Gain on litigation settlement, net of legal fees and expenses	—	5,552	—
Gain on arbitration award, net of legal fees and expenses	—	—	13,660
Income from continuing operations before income taxes	11,710	15,224	14,017
Income tax expense (benefit)	5,068	6,767	(8,249)
Income from continuing operations	6,642	8,457	22,266
Income (loss) from discontinued operations, net of income taxes	—	(1,244)	254
Net income	$6,642	$7,213	$22,520

Basic weighted average shares outstanding	15,818	18,169	17,678
Diluted weighted average shares outstanding	16,731	18,946	18,307

Per common share data:
Basic
Income from continuing operations	$0.42	$0.47	$1.26
Income (loss) from discontinued operations	—	(0.07)	0.01
Net income	$0.42	$0.40	$1.27
Diluted
Income from continuing operations	$0.40	$0.45	$1.22
Income (loss) from discontinued operations	—	(0.07)	0.01
Net income	$0.40	$0.38	$1.23

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years ended December 31, 2006, 2005, and 2004

(In thousands, except for par value per share)

		Class B					Accumulated	Note
	Common	capital					other	receivable	Total
	stock	stock	Additional	Accumulated	Treasury	Unearned	comprehensive	from	stockholders’	Comprehensive
	($0.01 par)	($0.01 par)	paid-in capital	deficit	stock at cost	Compensation	income (loss)	stockholder	equity	income
Balance at December 31, 2003	$163	$12	$196,541	$(101,443)	$(163)	$—	24	$(2,322)	$92,812
Net income	—	—	—	22,520	—	—	—	—	22,520	$22,520
Other comprehensive loss	—	—	—	—	—	—	(861)	—	(861)	(861)
Total comprehensive income										$21,659
Repayment of note receivable from stockholder	—	—	—	—	—	—	—	1,703	1,703
Distribution of net assets to NPDC	—	—	(26,043)	—	—	—	76	—	(25,967)
Issuance and sale of common stock and warrants	4	—	1,354	—	55	—	—	—	1,413
Balance at December 31, 2004	167	12	171,852	(78,923)	(108)	—	(761)	(619)	91,620
Net income	—	—	—	7,213	—	—	—	—	7,213	$7,213
Other comprehensive loss	—	—	—	—	—	—	(418)	—	(418)	(418)
Total comprehensive income										$6,795
Distribution of net assets of GSE in spin-off	—	—	(6,874)	—	—	—	92	—	(6,782)
Distribution of net assets to NPDC	—	—	(1,201)	—	—	—	—	—	(1,201)
Restricted stock and stock unit awards	—	—	1,918	—	—	(1,133)	—	—	785
Excess tax benefits of stock options exercised	—	—	720	—	—	—	—	—	720
Proceeds from issuance of common stock	4	—	2,322	—	79	—	—	—	2,405
Balance at December 31, 2005	171	12	168,737	(71,710)	(29)	(1,133)	(1,087)	(619)	94,342
Net income	—	—	—	6,642	—	—	—	—	6,642	$6,642
Other comprehensive income	—	—	—	—	—	—	452	—	452	452
Total comprehensive income										$7,094
Cumulative effect adjustment upon initial adoption of SAB No. 108	—	—	—	(490)	—	—	—	—	(490)
Repurchase and exchange of common stock and Class B stock in capital stock restructuring	6	(12)	(6,096)	—	(14,758)	—	—	—	(20,860)
Repayment of note receivable from stockholder	—	—	—	—	—	—	—	495	495
Repurchases of common stock in the open market	—	—	—	—	(3,140)	—	—	—	(3,140)
Elimination of unearned compensation upon adoption of SFAS No. 123R	—	—	(1,133)	—	—	1,133	—	—	—
Stock-based compensation expense	—	—	484	—	34	—	—	—	518
Exercise of warrants by Gabelli	—	—	(371)	—	1,370	—	—	—	999
Cash and net-share settlements of stock options	—	—	(2,257)	—	1,441	—	—	—	(816)
Net issuances of stock for exercises of stock options and retirement savings plan and other	1	—	(322)	—	1,915	—	(5)	—	1,589
Balance at December 31, 2006	$178	$—	$159,042	$(65,558)	$(13,167)	$—	(640)	$(124)	$79,731

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2006, 2005, and 2004

(In thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$6,642	$7,213	$22,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,209	3,090	4,084
Collection of deposit in escrow, including interest	—	13,798	—
Gain on arbitration award, net	—	—	(13,660)
Deferred income taxes	4,070	5,789	(9,783)
Issuance of stock for retirement savings plan and non-cash compensation expense	1,439	1,233	2,348
Minority interests	—	(953)	(407)
Changes in other operating items, net of effect of acquisition:
Accounts and other receivables	1,213	2,237	(5,379)
Inventories	—	—	2,609
Costs and estimated earnings in excess of billings on uncompleted contracts	230	(81)	(2,332)
Prepaid expenses and other current assets	(1,154)	(2,561)	1,442
Accounts payable and accrued expenses	1,564	(8,257)	2,707
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,203)	(1,725)	81
Other	(92)	(435)	(46)
Net cash provided by operating activities	14,918	19,348	4,184
Cash flows from investing activities:
Additions to property, plant and equipment	(944)	(1,028)	(1,784)
Acquisition, net of cash acquired	(632)	—	—
Additions to intangible assets	—	—	(250)
Proceeds from sales of marketable securities	—	—	609
Other investing activities	21	21	—
Net cash used in investing activities	(1,555)	(1,007)	(1,425)

Cash flows from financing activities:
Repayment of short-term borrowings	—	(6,068)	(2,123)
Capital stock restructuring	(20,860)	—	—
Repayment of note receivable from shareholder	495	—	—
Repurchases of common stock in the open market	(3,140)	—	—
Proceeds from issuance of common stock	1,061	1,400	860
Cash settlement of stock options	(299)	—	—
Repayment of long-term debt	—	—	(837)
Short-term borrowings by GSE	—	1,182	—
Proceeds from issuance of subordinated convertible note by GSE	—	2,000	—
Distribution of cash of GSE and NPDC in spin-offs	—	(804)	(2,453)
Deferred financing costs (by GSE in 2005)	—	(212)	—
Payments on obligations under capital leases	(121)	(94)	(298)
Net cash used in financing activities	(22,864)	(2,596)	(4,851)

	2006	2005	2004
Effect of exchange rate changes on cash and cash equivalents	43	(44)	93
Net increase (decrease) in cash and cash equivalents	(9,458)	15,701	(1,999)
Cash and cash equivalents at beginning of year	18,118	2,417	4,416
Cash and cash equivalents at end of year	$8,660	$18,118	$2,417
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$744	$784	$2,383
Income taxes	$514	$1,160	$639

Non-cash investing and financing activities:
Reduction in carrying value of Gabelli Notes upon exercise of detachable stock purchase warrants	$859	$—	$—
Issuance of Common Stock for share settlement of stock options	$518	$—	$—
Distribution of non-cash net assets of GSE and NPDC in connection with spin-offs	$—	$5,978	$23,514

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2006 and 2005

(1)                     Description of Business and Basis of Presentation

GP Strategies Corporation (the “Company”) was incorporated in Delaware in 1959. As of December 31, 2006, the Company’s business consists of its training, engineering, and consulting business operated by its subsidiary, General Physics Corporation (“General Physics” or “GP”).  General Physics is a workforce development company that seeks to improve the effectiveness of organizations by providing training, management consulting, e-Learning solutions and engineering services that are customized to meet the specific needs of clients.

On January 23, 2007, General Physics completed the acquisition of certain operating assets and the business of Sandy Corporation (“Sandy”), a leader in custom product sales training and part of the ADP Dealer Services division of ADP, Inc. (“ADP”). Sandy Corporation, which is run as an unincorporated division of General Physics, offers custom sales training and print-based and electronic publications primarily to the automotive industry. The purchase price at closing was consisted of approximately $5.2 million in cash paid to ADP with cash on hand and the assumption of certain liabilities by General Physics to complete contracts, subject to post-closing adjustments. The Company currently anticipates that the final cash purchase price will be approximately $4.4 million after post-closing adjustments based on the final closing balance sheet of Sandy Corporation as of the effective date of the acquisition. In addition, General Physics may be required to pay ADP up to an additional $8.0 million, contingent upon Sandy Corporation achieving certain revenue targets (as defined in the purchase agreement) during the two twelve-month periods following the completion of the acquisition.

On February 3, 2006, the Company completed the acquisition of Peters Management Consultancy Ltd. (PMC), a performance improvement and training company in the United Kingdom.  The Company acquired 100% ownership of PMC for a purchase price of $1.3 million in cash. PMC is included in the Company’s Manufacturing & BPO segment and its results are included in the consolidated financial statements since the date of acquisition.

On September 30, 2005, the Company completed a taxable spin-off of its 57% interest in GSE Systems, Inc. (“GSE”) through a dividend to the Company’s stockholders. GSE is a stand alone public company which provides simulation solutions and services to energy, process and manufacturing industries worldwide.  On September 30, 2005, stockholders received in the spin-off 0.283075 shares of GSE common stock for each share of the Company’s Common Stock or Class B Capital Stock (“Class B Stock”) held on the record date of September 19, 2005. Following the spin-off, the Company ceased to have any ownership interest in GSE and the operations of GSE have been reclassified as discontinued in the Company’s consolidated statements of operations for 2005 and prior periods presented (see Note 3).  The Company continued to provide corporate support services to GSE pursuant to a management services agreement through December 31, 2006 (see Note 16).

On November 24, 2004, the Company completed the tax-free spin-off of National Patent Development Corporation (“NPDC”).  NPDC is a stand alone public company owning all of the stock of MXL Industries, Inc. (“MXL”), an interest in Five Star Products, Inc. (“Five Star”), and certain other non-core assets.  Subsequent to the spin-off of NPDC, the results of operations of NPDC are presented as discontinued for 2004 (see Note 3).

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

(d)                      Foreign Currency Translation

The functional currency of the Company’s international operations is the respective local currency. The translation of the foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rates prevailing during the year. The unrealized gains and losses resulting from such translation are included as a component of other comprehensive income (loss).

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

Under time-and-materials contracts, as well as certain government cost-reimbursable and certain fixed-price contracts, the contractual billing schedules are based on the specified level of resources the Company is obligated to provide. As a result, for these “level-of-effort” contracts, the contractual billing amount for the period is a measure of performance and, therefore, revenue is recognized in that amount.

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

Certain of the Company’s fixed price commercial contracts contain revenue arrangements with multiple deliverables.  The Company applies the separation guidance in Emerging Issues Task Force (EITF) 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21), for these types of contracts.  Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables can be divided into more than one unit of accounting. For contracts determined to have more than one unit of accounting, the Company recognizes revenue for each deliverable based on the revenue recognition policies discussed above; that is, the Company recognizes revenue in accordance with work performed and costs incurred, with fee being allocated proportionately over the service period.  Within each multiple deliverable project, there is objective and reliable fair value across all units of the arrangement, as discounts are not offered or applied to one deliverable versus another, and the rates bid across all deliverables are consistent.

As part of the Company’s on-going operations to provide services to its customers, incidental expenses, which are commonly referred to as “out-of-pocket” expenses, are billed to customers, either directly as a pass-through cost or indirectly as a cost estimated in proposing on fixed-price contracts. Out-of-pocket expenses include expenses such as airfare, mileage, hotel stays, out-of-town meals and telecommunication charges. The Company’s policy provides for these expenses to be recorded as both revenue and direct cost of services in accordance with the provisions of EITF 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.

(f)                         Comprehensive Income

Comprehensive income consists of net income, net unrealized gains (losses) on available-for-sale securities, and foreign currency translation adjustments.

(g)                      Property, Plant and Equipment

Property, plant and equipment are carried at cost. Major additions and improvements are capitalized, while maintenance and repairs which do not extend the lives of the assets are expensed as incurred. Gain or loss on the disposition of property, plant and equipment is recognized in operations when realized.

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

(i)                         Goodwill and Intangible Assets

The Company’s intangible assets include costs incurred to obtain contract rights and to acquire customer-related intangible assets in business combinations, and are amortized on a straight-line basis over their estimated useful lives.

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually or more frequently if events and circumstances indicate that the asset might be impaired in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). The goodwill impairment test requires the Company to identify its reporting units and obtain estimates of the fair values of those units as of the testing date. A reporting unit is an operating segment as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131).  The Company estimates the fair values of its reporting units using discounted cash flow valuation models. An impairment loss is recognized to the extent that the carrying amount exceeds the reporting unit’s fair value. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS No. 144). For the years ended December 31, 2006, 2005, and 2004, the Company tested its goodwill, as of December 31, at the reporting unit level in accordance with SFAS No. 142 and concluded no impairment charge was required. The Company does not have any intangible assets with indefinite useful lives.

(j)                         Other Assets

Other assets include deferred financing costs, certain software development costs, and an investment in a joint venture. Deferred financing costs are amortized on a straight-line basis over the terms of the related debt and such amortization is classified as interest expense in the consolidated statements of operations. The Company capitalizes the cost of internal-use software in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These costs consist of payments made to third parties and the salaries of employees working on such software development and are amortized using the straight-line method over their estimated useful lives, typically three to five years. The Company accounts for a 5% interest in a joint venture partnership under the equity method of accounting because significant influence exists due to certain factors, including representation on the partnership’s Board of Directors and voting rights.

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

(l)                         Earnings per Share

Basic earnings per share is computed by dividing earnings by the weighted average number of common shares outstanding during the periods.  Diluted EPS reflects the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

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

	Year ended December 31,
	2006	2005	2004
	(In thousands)
Non-dilutive instruments	577	574	1,954

Dilutive common stock equivalents	913	777	629

(m)                   Stock-Based Compensation

Pursuant to the stock-based incentive plans which are described more fully in Note 13, the Company grants stock options, restricted stock, stock units, and equity to officers, employees, and members of the Board of Directors.

As discussed in more detail in the Accounting Standards Adopted section later in this Note, the Company adopted SFAS No. 123 Revised, Share-Based Payment (SFAS No. 123R) on January 1, 2006. SFAS No. 123R requires companies to recognize compensation expense for all equity-based compensation awards issued to employees that are expected to vest. Equity-based compensation awards include stock options, restricted stock, stock units and any other share-based payments.

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

Prior to the adoption of SFAS No. 123R on January 1, 2006, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees (APB No. 25), to account for its stock-based compensation awards. Under this method, compensation expense for stock options was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price of the options. The following table illustrates the pro-forma effect on net income and earnings per share for all outstanding stock-based compensation awards in each period that the fair value provisions of SFAS No. 123R were not in effect (dollars in thousands, except per share data):

	Year ended December 31,
	2005	2004
Net income — as reported	$7,213	$22,520
Add: stock-based compensation expense determined under intrinsic value method and included in reported net income, net of tax	183	351
Deduct: stock-based compensation expense determined under the fair-value-based method for all awards, net of tax	(433)	(959)
Pro forma net income	$6,963	$21,912

Earnings per share:
Basic — as reported	$0.40	$1.27
Basic — pro forma	$0.38	$1.24
Diluted — as reported	$0.38	$1.23
Diluted — pro forma	$0.37	$1.20

The per share weighted average fair value of the Company’s stock options granted during 2005 and 2004 was $3.35 and $1.47, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004
Expected dividend yield	—%	—%
Risk-free interest rate	3.56%	1.70%
Expected volatility	53.51%	32.24%
Expected life	4.0 years	2.0 years

(n)                      Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates the estimates used, including but not limited to those related to revenue recognition, the allowance for doubtful accounts receivable, impairments of goodwill and other intangible assets, self-insurance liabilities, and income taxes.  Actual results could differ from these estimates.

(o)                      Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate estimated market values because of short-maturities and interest rates that approximate current rates. The estimated fair value for the

Company’s long-term debt approximates the carrying amount as the stated interest rates approximate prevailing market rates. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

(r)                        Reclassifications

During the year ended December 31, 2006, the Company reflected $0.5 million of income from a joint venture within other income. For both the years ended December 31, 2005 and 2004, $0.3 million was reflected in revenue related to this joint venture. Certain other amounts in 2005 have been reclassified to conform with the presentation for 2006.

(s)                        Accounting Standards Issued

FIN No. 48

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN No. 48).  FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under FIN 48, a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under FIN No. 48 would equal the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  FIN No. 48 was effective as of January 1, 2007 for calendar-year companies.  In applying the new accounting model prescribed by FIN No. 48, companies were required to determine and assess all material positions existing as of the adoption date, including all significant uncertain positions, in all tax years, that are still subject to assessment or challenge under relevant tax statutes. The Company will adopt FIN No. 48 effective January 1, 2007. The Company is currently still evaluating the impact of this standard, but at this time does not expect its adoption to have a material impact on its consolidated financial statements.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted.  The Company is currently evaluating the impact of SFAS No. 157, but at this time does not expect its adoption to have a material impact on its consolidated financial statements.

(s)                       Accounting Standards Adopted

SFAS No. 123R

In December 2004, the FASB issued SFAS No. 123R which revised SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), and superseded APB No. 25, and requires companies to recognize compensation expense for all equity-based compensation awards issued to employees that are expected to vest. The Company adopted SFAS No. 123R on January 1, 2006, using the Modified Prospective Application method without restatement of prior periods. Under this method, the Company began to amortize compensation cost for the remaining portion of its outstanding awards for which the requisite service was not yet rendered as of January 1, 2006. Compensation cost is based on the fair value of those awards as previously disclosed on a pro forma basis under SFAS No. 123.  The Company determines the fair value of and accounts for awards that are granted, modified, or settled after January 1, 2006 in accordance with SFAS No. 123R.

The following table presents the impact of SFAS No. 123R on income from continuing operations before income tax expense, net income, cash flows from operating and financing activities, and basic and diluted earnings per share:

	Year ended December 31, 2006
	As Reported	Pro-Forma
	Including	Excluding
	SFAS No. 123R	SFAS No. 123R
	Adoption	Adoption	Impact
	(In thousands, except per share data)

Income from continuing operations before income taxes	$11,710	$11,874	$(164)
Net income	6,642	6,740	(98)
Net cash provided by operating activities	14,918	14,918	—
Net cash used in financing activites	(22,864)	(22,864)	—
Earnings per share — basic	0.42	0.43	(0.01)
Earnings per share — diluted	0.40	0.40	—

SAB No. 108

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB No. 108). SAB No. 108 addresses how the effects of the carryover or reversal of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to apply a dual approach that considers both the amount by which the current year income statement is misstated (“rollover approach”) and the cumulative amount by which the current year balance sheet is misstated (“iron-curtain approach”), and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. Prior to the issuance of SAB No. 108, many companies applied either the rollover or iron-curtain approach for purposes of assessing materiality of misstatements. Upon adoption, SAB No. 108 allows a one-time cumulative effect adjustment to beginning of year retained earnings for those prior year misstatements that were not material under the Company’s prior approach, but that are deemed material under SAB No. 108. The Company adopted SAB No. 108 for its annual financial statements for the year ended December 31, 2006.

During the course of its review of the income tax provision for the year ended December 31, 2006, the Company identified three individual errors related to prior year transactions which were determined to be material under SAB No. 108, but were not material to its prior years financial statements under the rollover method. The nature and amounts of each of these errors are discussed  in more detail below.

•                  The Company determined that it had been improperly accounting for differences between the book and tax basis of goodwill related to certain acquisitions which were completed during the 1990’s. The Company concluded that its goodwill balance was overstated by $1,668,000 and its deferred tax liability balance was overstated by $954,000 as of January 1, 2006. This error accumulated over several years beginning in 1994.

•                  The Company determined that it had been improperly accounting for a deferred tax liability related to detachable stock purchase warrants which were issued with long-term debt in 2003. The Company concluded that its deferred tax liability balance was overstated by $503,000 as of January 1, 2006.

•                  The Company determined that its foreign net operating loss carryforwards were overstated by $279,000 as of January 1, 2006 due to write-offs which should have been made beginning in 1999.

The Company determined that these errors were not material to prior year financial statements under its previous rollover method because they were immaterial to the consolidated statements of operations for each of the prior years impacted. In accordance with SAB No. 108, the Company reduced retained earnings as of January 1, 2006 by $490,000 to correct these errors on its consolidated balance sheet. The total cumulative effect adjustment of the initial adoption of SAB No. 108 on the Company’s January 1, 2006 balance sheet resulted in a decrease to retained earnings of $490,000, a decrease to goodwill of $1,668,000, and an increase to deferred tax assets of $1,178,000.

(3)                     Discontinued Operations

Under SFAS No. 144, discontinued businesses are removed from the results of continuing operations and are classified as discontinued in the consolidated statements of operations through the effective date of disposal. The following table sets forth the components of income (loss) from discontinued operations for the years ended December 31, 2005 and 2004 (in thousands):

	2005	2004
Revenue	$17,617	$133,581
Operating income (loss)	(2,479)	2,027
Interest expense	251	1,284
Income tax expense	208	573
Income (loss) from discontinued operations, net of income taxes	(1,244)	254

Discontinued operations for the years ended December 31, 2005 and 2004 include the results of GSE, which was distributed to the Company’s shareholders in connection with the spin-off effective September 30, 2005.  Discontinued operations for the year ended December 31, 2004 also includes the results of MXL and Five Star, which were distributed to NPDC in connection with the spin-off effective November 24, 2004.

The Company provided corporate support services to GSE pursuant to a management services agreement which extended through December 31, 2006 (see Note 16).  For the nine months ended September 30, 2005 and for the year ended December 31, 2004, the Company recorded revenues for services provided to GSE of $525,000 and $608,000, respectively.  The revenues and expenses related to these services, which were intercompany transactions prior to the spin-off of GSE have been eliminated in the accompanying consolidated statements of operations for the period from January 1, 2005 through September 30, 2005 (the effective date of the spin-off) and for the year ended December 31, 2004.

(4)                     Acquisitions

Sandy Corporation

On January 23, 2007, General Physics completed the acquisition of certain operating assets and the business of Sandy, which was part of the ADP Dealer Services division of ADP. Sandy Corporation, which is run as an unincorporated division of General Physics, offers custom sales training and print-based and electronic publications primarily to the automotive industry. The purchase price at closing consisted of approximately $5,200,000 in cash paid to ADP with cash on hand and the assumption of certain liabilities by General Physics to complete contracts, subject to post-closing adjustments.  The Company currently anticipates that the final cash purchase price will be approximately $4,400,000 after post-closing adjustments, based on the final closing balance sheet of Sandy Corporation as of the effective date of the acquisition. In addition, General Physics may be required to pay ADP up to an additional $8,000,000, contingent upon Sandy achieving certain revenue targets (as defined in the purchase agreement) during the two twelve-month periods following the completion of the acquisition.   The Company is currently in the process of finalizing the purchase price allocation for the net assets acquired, including the valuation of certain intangible assets, in accordance with SFAS No. 141, Business Combinations (SFAS No. 141). The

Company plans to file a Form 8-K/A by April 10, 2007 which will include the purchase price allocation and the pro-forma impact of the acquisition on the Company’s consolidated financial statements for the year ended December 31, 2006.

Peters Management Consultancy Ltd.

On February 3, 2006, the Company completed the acquisition of PMC, a performance improvement and training company in the United Kingdom.  The Company acquired 100% ownership of PMC for a purchase price of $1,331,000 in cash, plus contingent payments of up to $923,000 based upon the achievement of certain performance targets during the first year following completion of the acquisition. No contingent payments were paid by the Company as PMC did not achieve the performance targets specified in the purchase agreement during the first year following completion of the acquisition. In connection with the acquisition and in accordance with SFAS No. 141, the Company recorded $894,000 of goodwill, representing the excess of the purchase price over the fair value of the net assets acquired and $146,000 of third party acquisition costs, and $200,000 of customer-related intangible assets. PMC is included in the Company’s Manufacturing & BPO segment and its results are included in the consolidated financial statements since the date of acquisition.  The pro-forma impact of the PMC acquisition is not material to the Company’s results of operations for the year ended December 31, 2006.

The Company’s purchase price allocation for the net assets acquired is as follows:

Cash	$845
Accounts receivable and other current assets	840
Property, plant and equipment, net	88
Goodwill	894
Intangible assets	200
Total assets	2,867
Accounts payable, accrued expenses and other liabilities	736
Billings in excess of costs and estimated earnings on uncompleted contracts	654
Total liabilities assumed	1,390
Net assets acquired	$1,477

(5)                     Goodwill and Intangible Assets

Changes in goodwill for the years ended December 31, 2006 and 2005 were as follows (in thousands):

	2006	2005
Beginning of year balance	$57,483	$63,867
Foreign currency translation	265	(141)
GSE goodwill balance distributed in spin-off	—	(6,243)
SAB No. 108 cumulative effect adjustment (Note 2)	(1,668)	—
Reduction of goodwill in accordance with SFAS No. 109	(159)	—
Acquisition of PMC (Note 4)	894	—
End of year balance	$56,815	$57,483

Intangible assets, which consist primarily of contract rights and customer-related intangible assets with finite lives, are being amortized to expense over their estimated useful lives. As of December 31, 2006, the Company’s intangible assets with finite lives had a weighted average remaining useful life of 4.6 years. As of December 31, 2006, the Company had no intangible assets with indefinite useful lives. Amortization expense of intangible assets included in continuing operations for 2006, 2005 and 2004 was $218,000, $188,000, and $82,000, respectively. Amortization expense for intangible assets is estimated to be $197,000 in 2007, $142,000 in 2008, $88,000 in 2009, and $73,000 in 2010, 2011 and 2012.

(6)                     Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	December 31,
	2006	2005
Machinery, equipment and vehicles	$5,218	$4,846
Furniture and fixtures	1,391	1,418
Leasehold improvements	376	355
	6,985	6,619
Accumulated depreciation and amortization	(5,126)	(4,762)
	$1,859	$1,857

Depreciation expense included in continuing operations in 2006, 2005, and 2004 was $916,000, $850,000, and $1,143,000, respectively.

(7)                     Short-Term Borrowings

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

The interest rate on the Credit Agreement is at the daily LIBOR market index rate plus 3.00%. Based upon the financial performance of General Physics, the interest rate can be reduced (as of December 31, 2006 the rate was LIBOR plus 2.50% for General Physics). The Credit Agreement contains covenants with respect to General Physics’ minimum tangible net worth, leverage ratio, interest coverage ratio and its ability to make capital expenditures. General Physics was in compliance with all loan covenants under the Credit Agreement as of December 31, 2006. The Credit Agreement also contains certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends. General Physics is currently restricted under the Credit Agreement from paying dividends or management fees to the Company in excess of $1,000,000 in any year, with the exception of a waiver by the lender, which permits General Physics to provide cash to the Company to repurchase up to $5 million of shares of its outstanding Common Stock in the open market (see Note 14).

As of December 31, 2006, the Company had no borrowings outstanding under the Credit Agreement, and had approximately $20,043,000 of available borrowings based upon 80% of eligible accounts receivable and 80% of eligible unbilled receivables.

(8)                     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2006	2005
Trade accounts payable	$7,000	$5,733
Accrued salaries, vacation and benefits	8,482	7,852
Amount payable to NPDC	251	1,201
Other accrued expenses	7,170	5,529
	$22,903	$20,315

(9)                     Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2006	2005
6% conditional subordinated notes due 2008 (a)	$6,483	$7,500
ManTech note (b)	5,251	5,251
Capital leases	30	93
	11,764	12,844
Less warrant related discount, net of accretion	(838)	(1,464)
	10,926	11,380
Less current maturities	(30)	(71)
	$10,896	$11,309

(a)                       In August 2003, the Company issued and sold to four Gabelli Funds $7,500,000 in aggregate principal amount of 6% Conditional Subordinated Notes due 2008 (the Gabelli Notes) and 937,500 warrants (GP Warrants), each entitling the holder thereof to purchase (subject to adjustment) one share of the Company’s Common Stock at an exercise price of $8.00. The aggregate purchase price for the Gabelli Notes and GP Warrants was $7,500,000.

The Gabelli Notes bear interest at 6% per annum payable semi-annually commencing on December 31, 2003 and mature in August 2008. The Gabelli Notes are secured by a mortgage on the Company’s former property located in Pawling, New York which was distributed to NPDC in connection with the spin-off on November 24, 2004. In addition, at any time that less than $1,875,000 of the principal amount of the Gabelli Notes are outstanding, the Company may defease the obligations secured by the mortgage and obtain a release of the mortgage by depositing with an agent for the Noteholders, bonds or government securities with an investment grade rating by a nationally recognized rating agency which, without reinvestment, will provide cash on the maturity date of the Gabelli Notes in an amount not less than the outstanding principal amount of the Gabelli Notes.

Subsequent to the spin-off of NPDC and GSE and in accordance with the anti-dilution provisions of the warrant agreement for stock splits, reorganizations, mergers and similar transactions, the number of GP Warrants was adjusted to 984,116 and the exercise price was adjusted to $5.85 per share. The GP warrants are exercisable at any time until August 2008. The exercise price may be paid in cash, by delivery of the Gabelli Notes, or a combination of the two. During the year ended December 31, 2006, Gabelli exercised 197,823 GP Warrants for a total exercise price of $1,157,000 which was paid in the form of $140,000 cash and delivery of $1,017,000 of the Gabelli Notes.  As of December 31, 2006, there were 786,293 GP Warrants with an exercise price of $5.85 outstanding and exercisable. During January and February 2007, Gabelli exercised an additional 362,431 warrants for a total exercise price of $2,120,000 which further reduced the principal balance of the Gabelli Notes.

The fair value of the GP Warrants at the date of issuance was $2,389,000, which reduced long-term debt in the accompanying consolidated balance sheets and is being accreted as additional interest expense using the effective interest rate over the term of the Gabelli Notes. The Gabelli Notes have a yield to maturity of 15.436% based on the discounted value. Accretion charged as interest expense was approximately $468,000, $426,000, and $372,000 for the years ended December 31, 2006, 2005, and 2004, respectively. The exercises of the GP Warrants during 2006 for which the exercise price was paid by delivery of the Gabelli Notes resulted in a decrease of $859,000 in the carrying value of the Gabelli Notes, which was reclassified to equity to reflect the issuance of shares of Common Stock upon exercise.

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

Aggregate annual maturities of long-term debt as of December 31, 2006 are $30,000 in 2007 and $11,734,000 in 2008.

(10)              Employee Benefit Plan

The Company offers a Retirement Savings Plan (the Plan) to its employees. Eligible employees may elect to contribute at any time, and contributions begin as soon as administratively feasible thereafter.  The Plan permits pre-tax contributions to the Plan by participants pursuant to Section 401(K) of the Internal Revenue Code (IRC).  The Plan requires that the Company match at least 25% of the participants’ contributions, up to the first 7% of base compensation for employees who have completed one year of service.  The Company may make additional matching contributions at its discretion.  In 2006, 2005, and 2004, the Company matched 50% of participants’ contributions in cash and/or shares of its Common Stock, up to the first 7% of participants’ base compensation. In 2006, 2005 and 2004, the Company contributed 124,782, 125,165, and 135,921 shares of the Company’s Common Stock directly to the Plan with a value of approximately $920,000, $986,000, and $971,000, respectively, which was recognized as expense in the consolidated statements of operations. In addition, the Company’s matching contribution for 2006 included $180,000 of cash contributions to the Plan.

(11)              Income Taxes

Income tax expense (benefit) for the years ended December 31, 2006, 2005 and 2004 is as follows (in thousands):

	Years ended December 31,
	2006	2005	2004
Income tax expense (benefit) from continuing operations	$5,068	$6,767	$(8,249)
Income tax expense from discontinued operations	—	208	573
	$5,068	$6,975	$(7,676)

The components of income tax expense (benefit) from continuing operations are as follows (in thousands):

	Years ended December 31,
	2006	2005	2004
Current:
Federal	$70	$136	$267
State and local	715	642	298
Foreign	213	200	268
Total current	998	978	833
Deferred:
Federal	3,757	4,902	(7,768)
State and local	231	1,100	(1,412)
Foreign	82	(213)	98
Total deferred	4,070	5,789	(9,082)
Total income tax expense (benefit)	$5,068	$6,767	$(8,249)

The deferred tax expense (benefit) excludes activity in the net deferred tax assets relating to amounts recorded directly to stockholders’ equity. Income before income tax expense (benefit) generated from foreign entities was approximately $766,000, $198,000, and $404,000, respectively, in 2006, 2005 and 2004.

The difference between the expense (benefit) for income taxes included in income from continuing operations computed at the statutory rate and the reported amount of tax expense (benefit) is as follows:

	December 31,
	2006	2005	2004
Federal income tax rate	35.0%	35.0%	35.0%
Foreign, state and local taxes net of Federal benefit	7.6	4.9	5.2
Permanent differences	2.5	1.1	1.8
Valuation allowance adjustments	—	3.1	(87.0)
Change in effective rate, primarily net operating loss carry forwards	—	—	(17.0)
Tax impact of foreign losses for which no U.S. tax benefit has been provided	(2.3)	(0.4)	0.6
Other	0.5	0.7	2.5
Effective tax rate	43.3%	44.4%	(58.9)%

As of December 31, 2006, the Company had $22,400,000 of Federal net operating loss carryforwards, which expire during 2022 and 2023, and $1,900,000 of available credit carryovers which may be carried over indefinitely. The Company had $600,000 of foreign net operating loss carryforwards for which a full valuation allowance has been provided.

The tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities that are included in the net deferred tax assets (liabilities) are summarized as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Allowance for doubtful accounts	$266	$453
Accrued liabilities	1,005	500
Net Federal, State and Foreign operating loss carryforwards	9,092	12,790
Tax credit carryforwards	1,902	1,693
Deferred tax assets	12,265	15,436
Deferred tax liabilities:
Intangible assets, property and equipment, principally due to difference in depreciation and amortization	2,756	2,903
Net deferred tax assets	9,509	12,533
Less valuation allowance	(974)	(968)
Net deferred tax assets, net of valuation allowance	8,535	11,565

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

Management evaluates its projections of future taxable income each reporting period and adjusts the valuation allowance as necessary. During 2005, the Company recorded an increase in its valuation allowance related to foreign and state net operating losses by $579,000, based on historical losses in foreign jurisdictions and uncertainty regarding the utilization of certain state net operating loss carryforwards. During 2004, the spin-off of NPDC was completed, the arbitration gain was recognized, and projected taxable income was revised in light of the Company’s structure subsequent to the spin-off.  Accordingly, the Company reduced its valuation allowance related to net operating losses by $12,197,000 due to management’s assessment of the Company’s ability to realize its overall deferred tax assets.

(12)              Comprehensive Income

The following are the components of comprehensive income (in thousands):

	Years ended December 31,
	2006	2005	2004
Net income	$6,642	$7,213	$22,520
Other comprehensive income, before income tax benefit:
Net unrealized loss on available-for-sale securities	—	(12)	(1,703)
Fair value change on interest rate swap	—	—	(82)
Foreign currency translation adjustments	452	(411)	237
	7,094	6,790	20,972
Income tax benefit	—	5	687
Comprehensive income	$7,094	$6,795	$21,659

As of December 31, 2006 and 2005, accumulated other comprehensive loss, net of tax, was $640,000 and $1,087,000, respectively, and consisted primarily of foreign currency translation adjustments.

(13)              Stock-Based Compensation

Pursuant to the Company’s Non-Qualified Stock Option Plan, as amended (the “Non-Qualified Plan”), and 2003 Incentive Stock Plan (the “2003 Plan”), the Company may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of the Company’s Common Stock to officers, employees or members of the Board of Directors. The Company is authorized to grant an aggregate of 4,423,515 shares under the Non-Qualified Plan and an aggregate of 2,000,000 shares under the 2003 Plan. The Company may issue new shares or use shares held in treasury to deliver shares to employees for its equity grants or upon exercise of non-qualified stock options.

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Years ended December 31,
	2006	2005	2004
Non-qualified stock options	$164	$—	$—
Restricted stock and stock units	308	249	536
Board of Director stock grants	46	51	40
Total stock-based compensation expense (pre-tax)	$518	$300	$576

The Company recognized a deferred income tax benefit of $189,000, $117,000 and $225,000, respectively, during the years ended December 31, 2006, 2005, and 2004.  As of December 31, 2006, the Company had non-qualified stock options and restricted stock units outstanding under these plans as discussed below.

Non-Qualified Stock Options

Non-qualified stock options are granted with an exercise price not less than the fair market value of the Company’s Common Stock at the date of grant, vest over a period up to ten years, and expire at various terms up to ten years from the date of grant.

Summarized information for the Company’s non-qualified stock options is as follows:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
Stock Options	options	exercise price	term	value
Outstanding at December 31, 2005	1,411,345	$4.83
Granted	—
Exercised/settled	(809,151)	4.36
Forfeited	(719)	6.47
Expired	(29,367)	4.81
Outstanding and expected to vest at Decmeber 31, 2006	572,108	$5.48	1.68	$1,466,000
Exercisable at December 31, 2006	562,467	$5.46	1.69	$1,447,000

On December 28, 2006, the Company settled 464,907 outstanding and exercisable stock options held by Company officers and directors for an amount of shares of the Company’s Common Stock equivalent to the fair value of the respective stock options. In addition, on December 28, 2006, the Company settled 154,567 outstanding and exercisable stock options held by certain Company employees for cash payments totaling $299,000, which represented the fair value of those stock options on the settlement date.

The total intrinsic value realized by participants on stock options exercised and/or settled was $3,057,000, $1,190,000, and $656,000 during the years ended December 31, 2006, 2005 and 2004, respectively. The

Company did not realize a tax benefit related to these stock option exercises due to the existence of net operating loss carryforwards in these periods. In addition, the Company received cash for the exercise price associated with stock options exercised of $921,000, $1,400,000, and $860,000 during the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, the Company had $23,000 of unrecognized compensation related to the unvested portion of outstanding stock options expected to be recognized through July 2007.

Restricted Stock & Stock Units

In addition to stock options, the Company issues restricted stock units to key employees and members of the Board of Directors based on meeting certain service goals. The stock units vest to the recipients at various dates, up to five years, based on fulfilling service requirements. In accordance with SFAS No. 123R, the Company recognizes the value of the market price of the underlying stock on the date of grant to compensation expense over the requisite service period. Upon vesting, the stock units are settled in shares of the Company’s Common Stock. Summarized share information for the Company’s restricted stock units is as follows:

		Weighted
	Year ended	average
	December 31,	grant date
	2006	fair value
	(In shares)	(In dollars)
Outstanding and unvested, beginning of period	182,000	$7.54
Granted	14,000	7.42
Vested	(12,000)	7.51
Forfeited	(3,000)	7.54
Outstanding and unvested, end of period	181,000	$7.53

The total intrinsic value realized by participants upon the vesting of stock units was $99,000 and $77,000 during the years ended December 31, 2006 and 2005, respectively.  In addition, the Company granted 76,000 shares of common stock during 2005 which were fully vested at grant because they were attributable to 2004 service. These shares have a restriction on sale until December 31, 2007 and the total intrinsic value realized by the recipients on the date of grant for these awards was $536,000. As of December 31, 2006, the Company had unrecognized compensation cost of $824,000 related to the unvested portion of its outstanding stock units expected to be recognized over a weighted average remaining service period of 3.2 years.

(14)              Common Stock and Class B Stock

The holders of Common Stock are entitled to one vote per share and prior to the capital stock restructuring discussed below, the holders of Class B Stock were entitled to ten votes per share on all matters without distinction between classes, except when approval of a majority of each class is required by statute. Shares reserved for issuance of Common Stock are primarily related to stock-based compensation (see Note 13), warrants (see below), and the conversion of long-term debt (see Note 9).

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

Prior to the restructuring, the 1,200,000 outstanding shares of Class B Stock collectively represented approximately 41% of the aggregate voting power of the Company because the Class B Stock had ten votes per share.  The repurchase of a total of 2,721,500 shares represented approximately 15% of the total outstanding shares of capital stock of the Company.  Of the 600,000 Class B shares exchanged for common shares, 568,750 shares were owned by the Chairman of the Executive Committee of the Company.

On January 19, 2006, the Board of Directors also approved, subject to stockholder approval, a proposal to amend the Company’s Amended and Restated Certificate of Incorporation to eliminate the authorized shares of Class B Stock (the “Amendment”). At the Company’s annual meeting on September 14, 2006, the stockholders voted to approve the Amendment. The Amendment was filed with the Delaware Secretary of State and was effective September 15, 2006.

In connection with the repurchase and exchange transactions, the Company authorized the repurchase of up to $5 million of additional common shares from time to time in the open market, subject to prevailing business and market conditions and other factors.  Pursuant to the General Physics’ Credit Agreement, as amended, the lender has permitted the borrowers under the Credit Agreement to provide cash to the Company to repurchase up to $5 million of additional shares of the Company’s outstanding Common Stock (see Note 7). During the year ended December 31, 2006, the Company repurchased approximately 420,000 shares of its Common Stock in the open market for a total cost of approximately $3,140,000.

Warrants

As of December 31, 2006, there were outstanding warrants to purchase 300,000 and 786,293 shares of the Company’s Common Stock at exercise prices of $2.67 and $5.85 per share, respectively, as adjusted in accordance with the anti-dilution provisions of the warrant agreements. These warrants are exercisable at any time and expire in June 2011 and August 2008, respectively.

(15)              Business Segments

The Company operates through its two reportable business segments: 1) Process, Energy & Government; and 2) Manufacturing & Business Process Outsourcing (BPO). The Company is organized by operating group primarily based upon the services performed and markets served by each group.  The reportable business segments represent an aggregation of the Company’s operating segments in accordance with the aggregation criteria in SFAS No. 131.  GSE ceased to be a reportable business segment effective with the spin-off on September 30, 2005 and its results are reported in discontinued operations in the consolidated statements of operations through the effective date of the spin-off.

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

For the years ended December 31, 2006, 2005 and 2004, sales to the United States government and its agencies represented approximately 29%, 40%, and 38%, respectively, of the Company’s revenue. Revenue from the Department of the Army, which is included in the Process, Energy & Government segment, accounted for approximately 13%, 20%, and 19% of the Company’s revenue for the years ended December 31, 2006, 2005, and 2004, respectively. No other customer accounted for more than 10% of the Company’s revenue in 2006.

The Company does not allocate the following corporate items to the segments: other income and interest expense; selling, general and administrative expense; and income tax expense.  Inter-segment revenue is eliminated in consolidation and is not significant.

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income taxes (in thousands):

	Years ended December 31,
	2006	2005	2004
Revenue:
Process, Energy & Government	$77,469	$85,953	$84,193
Manufacturing & BPO	101,314	89,602	80,265
	$178,783	$175,555	$164,458
Operating income (loss):
Process, Energy & Government	$7,797	$10,419	$9,046
Manufacturing & BPO	6,685	2,633	(773)
Corporate and other	(2,178)	(2,100)	(6,479)
	12,304	10,952	1,794
Interest expense	(1,558)	(1,518)	(1,937)

Other income, gain on litigation settlement, net, and gain on arbitration award, net,	964	5,790	14,160
Income from continuing operations before income taxes	$11,710	$15,224	$14,017

Additional information relating to the Company’s business segments is as follows (in thousands):

	December 31,
	2006	2005
Identifiable assets:
Process, Energy & Government	$46,630	$54,009
Manufacturing & BPO	68,070	73,337
Corporate and other	6,700	7,295
	$121,400	$134,641

	December 31,
	2006	2005
Goodwill:
Process, Energy & Government	$21,070	$22,570
Manufacturing & BPO	35,745	34,913
	$56,815	$57,483

	Years ended December 31,
	2006	2005	2004
Additions to property, plant and equipment:
Process, Energy & Government	$112	$48	$71
Manufacturing & BPO	496	596	786
GSE and NPDC	—	124	691
Corporate and other	336	260	236
	$944	$1,028	$1,784
Depreciation and amortization:
Process, Energy & Government	$209	$237	$178
Manufacturing & BPO	866	734	882
GSE and NPDC	—	844	1,582
Corporate and other	1,134	1,275	1,442
	$2,209	$3,090	$4,084

Identifiable assets by business segment are those assets that are used in the Company’s operations in each segment. Corporate and other assets consist primarily of cash and cash equivalents, other assets, and deferred tax assets. Amounts reflected for GSE and NPDC are for periods prior to the respective spin-off dates (see Note 3).

Information about the Company’s revenue in different geographic regions, which are attributed to countries based on location of customers, is as follows (in thousands):

	Years ended December 31,
	2006	2005	2004
United States	$156,783	$157,343	$148,938
United Kingdom	16,420	12,879	11,010
Other	5,580	5,333	4,510
	$178,783	$175,555	$164,458

Information about the Company’s total assets in different geographic regions is as follows (in thousands):

	December 31,
	2006	2005
United States	$111,923	$128,543
United Kingdom	7,843	4,353
Other	1,634	1,745
	$121,400	$134,641

(16)              Related Party Transactions

Refer to Note 14 for a description of certain transactions pursuant to which the Company repurchased or exchanged shares of its Common Stock and Class B Stock held by certain related parties.

Related Party Transactions with Company Officers

On April 1, 2002, the Company’s then Chief Executive Officer (CEO) entered into an incentive compensation agreement with the Company pursuant to which he was eligible to receive from the Company up to five payments of $1,000,000 each, based on the closing price of the Company’s Common Stock sustaining or averaging increasing specified levels over periods of at least 10 consecutive trading days. On June 11, 2003, July 23, 2003, December 22, 2003, November 3, 2004 and December 10, 2004, he earned an incentive payment of $1,000,000 each. The Company recorded compensation expense of $2,000,000 and $3,000,000 for the years ended December 31, 2004 and 2003, respectively, which was included in selling, general and administrative expense during those years.

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

As of December 31, 2006 and 2005, the Company had a note receivable from the Company’s former CEO, of approximately $124,000 and $619,000, respectively, after offsetting his incentive compensation earned in 2004 and 2003, as discussed above. The note bears interest at the prime rate and is secured by certain assets owned by him. All unpaid principal on the loans and accrued interest are due on May 31, 2007.  In addition, as of December 31, 2006 and 2005, the Company had other employee advances, unsecured loans and accrued interest receivable from him, totaling $58,000 and $353,000, respectively.  On January 19, 2006 in connection with the share repurchase and exchange transaction (see Note 14), he repaid approximately $853,000 of approximately $972,000 of total indebtedness (including principal and interest) owed by him to the Company.

As of December 31, 2006 and 2005, the Company had loans receivable from other Company officers of approximately $25,000 and $43,000, respectively.

Management Services Agreements Between NPDC and the Company

Prior to the spin-off, NPDC was a wholly-owned subsidiary of the Company.  In connection with the spin-off, NPDC entered into a separate management agreement with the Company pursuant to which the Company would provide certain general corporate services to NPDC. As of December 31, 2006, the Company had four employees, including the CEO and Chief Legal Officer, who also provided services to NPDC under a management services agreement, for which the Company was reimbursed for such services.  Services under the agreement relate to executive financial services, corporate legal services, corporate secretarial administrative support and executive management consulting.  The term of the agreement extends for three years from the date of the spin-off, or through November 24, 2007, and may be terminated by either NPDC or the Company on or after July 30, 2006 with 180 days prior written notice, with the exception of fees relating to compensation for NPDC’s CEO for which NPDC is liable through

May 31, 2007 pursuant to his employment agreement.  For the years ended December 31, 2006 and 2005, NPDC paid the Company management fees of $925,000 and $1,141,000, respectively, as compensation for these services, which are reflected as a reduction of selling, general and administrative expense in the Company’s consolidated statements of operations.

NPDC continued to occupy a portion of corporate office space leased by the Company through the end of lease on December 31, 2006. Pursuant to the management services agreement, a portion of the management fee paid by NPDC to the Company represents compensation for use of this space. Subsequent to expiration of the lease on December 31, 2006, NPDC is leasing the office space on a month-to-month basis.

Management Services Agreement Between GSE and the Company

Pursuant to a management services agreement, the Company provided corporate support services to GSE.  GSE paid the Company an annual fee of $685,000 for these services and can terminate the agreement by providing sixty days written notice.  The management services agreement can be renewed by GSE for successive one-year terms and was renewed through December 31, 2006. Subsequent to the spin-off of GSE effective September 30, 2005, the Company provided GSE with corporate support services through the end of the term on December 31, 2006.

(17)              Commitments, Guarantees, and Contingencies

Commitments

Operating Leases

The Company has various noncancelable leases for real property and machinery and equipment. Such leases expire at various dates with, in some cases, options to extend their terms.

Minimum rentals under long-term operating leases are as follows (in thousands):

	Real	Machinery and
	property	equipment	Total
2007	$2,342	$1,171	$3,513
2008	1,834	322	2,156
2009	1,486	101	1,587
2010	1,376	9	1,385
2011	1,082	—	1,082
Thereafter	3,781	—	3,781
Total	$11,901	$1,603	$13,504

Certain of the leases contain provisions for rent escalation based primarily on increases in a specified Consumer Price Index, real estate taxes and operating costs incurred by the lessor. Rent expense included in continuing operations was approximately $3,196,000, $3,541,000, and $3,834,000 for 2006, 2005 and 2004, respectively.

Employment Agreements

The Company has employment agreements with certain of its officers, which provide for committed compensation of $1,743,000 and $349,000 in 2007 and 2008, respectively. The Company’s employment agreements have various employment terms expiring through 2008, and contain non-compete covenants and change of control and termination provisions.

Guarantees

The Company guarantees certain operating leases for Five Star’s New Jersey and Connecticut warehouses, totaling approximately $1,589,000 per year through the first quarter of 2007.  The Company’s guarantee of Five Star’s leases remained in effect subsequent to the spin-off of NPDC.

Subsequent to the spin-off of NPDC, the Company continues to guarantee the repayment of one debt obligation of MXL, which is secured by property and certain equipment of MXL.  The aggregate outstanding balance as of December 31, 2006 was $1,105,000.  The Company’s guarantee expires upon the maturity of the debt obligation in March 2011.

The Company continued to guarantee GSE’s borrowings under the Credit Agreement (for which $1,500,000 was allocated for use by GSE) subsequent to the spin-off on September 30, 2005.  As of December 31, 2005, GSE had borrowings of $1,182,000 under the Credit Agreement.  In March 2006, GSE repaid its borrowings in full and ceased to be a Borrower under the Credit Agreement (see Note 7).

(18)              Litigation

In November 2005, the Company settled its remaining fraud claims against Electronic Data Systems Corporation (EDS) and Systemhouse in connection with the Company’s 1998 acquisition of Learning Technologies. Pursuant to the settlement, EDS made a cash payment to the Company in the amount of $9,000,000 in December 2005. The Company recognized a gain on the litigation settlement, net of legal fees and expenses, of approximately $5,552,000 in the fourth quarter of 2005.  In accordance with a spin-off agreement with NPDC, the Company made an additional capital contribution to NPDC for approximately $1,201,000 of the settlement proceeds, which was accounted for as a component of the net assets distributed to NPDC in connection with the spin-off, through a reduction of additional paid-in capital in 2005.  The Company did not transfer cash to NPDC for this additional capital contribution, but instead is offsetting the management fee charges due from NPDC against the payable to NPDC (see Note 16).  As of December 31, 2006, the Company has a remaining payable to NPDC of $251,000 for this additional capital contribution, which is included in accounts payable and accrued expenses on the consolidated balance sheet.

The Company’s original fraud action included MCI Communications Corporation (MCI) as a defendant. The fraud action against MCI had been stayed as a result of MCI’s bankruptcy filing, and the Company’s claims against MCI were not tried or settled with the claims against EDS and Systemhouse.  On December

13, 2005, the Bankruptcy Court heard arguments on a summary judgment motion that MCI had made before filing for bankruptcy.  On September 12, 2006, the Bankruptcy Court asked the parties to submit further briefs concerning whether the summary judgment motion should be decided based on the standard applicable to such motions under state or federal law.  A decision on the motion for summary judgment has not been issued. Pursuant to the spin-off agreement with NPDC, the Company will contribute to NPDC 50% of any proceeds received, net of legal fees and taxes, with respect to the litigation claims.

The Company is not a party to any legal proceeding, the outcome of which is believed by management to have a reasonable likelihood of having a material adverse effect upon the financial condition and operating results of the Company.

(19)              Quarterly Information (unaudited)

The Company’s quarterly financial information has not been audited but, in management’s opinion, includes all adjustments necessary for a fair presentation.

	Three months ended				Year ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2006	2006	2006	2006	2006
Revenue	$43,528	$45,779	$44,051	$45,425	$178,783
Gross profit	5,762	6,957	6,910	6,937	26,566
Income from continuing operations	1,369	1,745	1,747	1,781	6,642
Net income	1,369	1,745	1,747	1,781	6,642

Earnings per share:

Basic	$0.08	$0.11	$0.11	$0.11	$0.42

Diluted	$0.08	$0.11	$0.11	$0.11	$0.40

The sum of the quarterly earnings per share amounts may not equal the total for the year due to the effects of rounding and dilution as a result of issuing common shares during the year.

	Three months ended				Year ended
	March 31,	June 30,	September 30,	December 31,	December 31,
	2005	2005	2005	2005	2005
Revenue	$43,560	$43,659	$44,059	$44,277	$175,555
Gross profit	5,544	6,368	6,688	6,391	24,991
Income from continuing operations	842	1,441	1,459	4,715	8,457
Loss from discontinued operations, net of income taxes	(374)	(221)	(417)	(232)	(1,244)
Net income	468	1,220	1,042	4,483	7,213
Per common share data

Basic:
Income from continuing operations	$0.05	$0.08	$0.08	$0.25	$0.47
Loss from discontinued operations, net of income taxes	(0.02)	(0.01)	(0.02)	(0.01)	(0.07)
Net income	$0.03	$0.07	$0.06	$0.24	$0.40

Diluted:
Income from continuing operations	$0.04	$0.08	$0.07	$0.25	$0.45
Loss from discontinued operations, net of income taxes	(0.02)	(0.01)	(0.02)	(0.01)	(0.07)
Net income	$0.02	$0.07	$0.05	$0.24	$0.38

The sum of the quarterly earnings per share amounts may not equal the total for the year due to the effects of rounding and dilution as a result of issuing common shares during the year.

(20)              Subsequent Events

On January 23, 2007, General Physics completed the acquisition of certain operating assets and the business of Sandy Corporation, a leader in custom product sales training and part of the ADP Dealer Services division of ADP. See Note 4 for further details.

During January and February 2007, Gabelli exercised an aggregate of 362,431 warrants for a total exercise price of $2,120,000, which reduced the principal balance of the Gabelli Notes (see Note 9).

Item 9:           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:        Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13-15(e) of the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2006 were effective.

(b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Our internal control processes and procedures are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements in accordance with United States generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that reasonably allow us to record, process, summarize, and report information and financial data within prescribed time periods and in accordance with Rule 13-15(e) of the Securities Exchange Act of 1934, as amended.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of internal control over financial reporting as of December 31, 2006 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (“COSO Framework”).  Based upon our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of its internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, whose report appears in Item 8.

(c) Changes in Internal Control over Financial Reporting

As discussed previously and more fully in Item 9A of our Annual Report on Form 10-K dated March 16, 2006, for the year ended December 31, 2005 we previously reported a material weakness in our account reconciliation and management review controls over the accounting for income taxes due to a lack of adequate tax accounting expertise.

To remediate this weakness, we implemented changes in certain of our internal controls over financial reporting during the year ended December 31, 2006, as follows:  we hired a new Director of Tax who we believe provides the Company with the necessary technical skills to review and analyze complex tax accounting activities; we revised our processes and procedures over the accounting for income taxes; we implemented an independent review of our annual tax provision computations by an independent registered public accounting firm.

Except as noted above, during the fourth quarter of fiscal 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B:        Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be either set forth under the Election of Directors and Executive Officers of the Registrant sections in the Proxy Statement for the 2007 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K.

Item 11. Executive Compensation

The information required by this item will be either set forth under the Directors’ Compensation, Executive Compensation, and Compensation Committee Report on Executive Compensation sections in the Proxy Statement for the 2007 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The additional information required by this item will be either set forth in the Security Ownership of Certain Beneficial Owners and Management section in Proxy Statement for the 2007 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K.

Equity Compensation Plan information as of December 31, 2006

	Non-Qualified
	Stock Option	Incentive
	Plan	Stock Plan
Plan category:
Equity compensation plans not approved by security holders:
(a) Number of securities to be issued upon exercise of outstanding options (1)	572,108
(b) Weighted average exercise price of outstanding options (1)	$5.48
(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in row (a)) (2)	1,361,180

Equity compensation plans approved by security holders:
(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		—
(b) Weighted average exercise price of outstanding options, warrants and rights		—
(c) Number of securities remaining available for future issuance under equity compensation plans		1,721,000

(1)                      Does not include warrants to purchase 300,000 shares of Common Stock with an exercise price of $2.67 per share, as adjusted following the spin-offs of NPDC and GSE, and warrants to purchase 786,293 shares issued and sold to four Gabelli funds in conjunction with the 6% Conditional Subordinated Notes due 2008 at an exercise price of $5.85 per share, as adjusted following the spin-offs of NPDC and GSE.

(2)                      Does not include shares of Common Stock that may be issued to directors of the Company as director fees.

For a description of the material terms of the Company’s Non-Qualified Stock Option Plan and Incentive Stock Plan, see Note 13 to the accompanying Consolidated Financial Statements.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be either set forth in the Certain Relationships and Related Transactions section in the Proxy Statement for the 2007 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this item will be either set forth in the Principal Accounting Fees and Services section in the Proxy Statement for the 2007 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K.

Part IV

Item 15:         Exhibits and Financial Statement Schedules

(a)                      The following documents are filed as a part of this Report:

(1)                      Financial Statements of GP Strategies Corporation and Subsidiaries (Part II, Item 8):

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — December 31, 2006 and 2005

Consolidated Statements of Operations — Years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Stockholders’ Equity and Comprehensive Income — Years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows — Years ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

(2)       Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts

Schedules other than Schedule II are omitted as not applicable or required.

(3)       Exhibits required by Item 601 of Regulation S-K.

Exhibit number
2.1

Asset Purchase Agreement, dated as of December 22, 2006, between General Physics Corporation and ADP, Inc. Incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on December 29, 2006.

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

3.4

Amendment to the Registrant’s Restated Certificate of Incorporation filed on September 15, 2006. Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 10-Q for the quarter ended September 30, 2006.

Exhibit number
3.5

Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of the Registrant dated June 23, 1997. Incorporated herein by reference to Exhibit 3.3 of the Registrant’s Form 10-K for the year ended December 31, 2004.

3.6	Amended and Restated By-Laws of the Registrant. Incorporated herein by reference to Exhibit 1 of the Registrant’s Form 8-K filed on September 1, 1999.

10.1	1973 Non-Qualified Stock Option Plan of the Registrant, as amended on December 28, 2006. *

10.2	GP Strategies Corporation 2003 Incentive Stock Plan. Incorporated herein by reference to Exhibit 4 of the Registrant’s Form 10-Q for the quarter ended September 30, 2003.

10.3	General Physics Corporation 2004 Bonus Plan. Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 10-K for the year ended December 31, 2004.

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

Exhibit number
10.12

Separation Agreement, dated as of September 3, 2002, between General Physics Corporation and John C. McAuliffe. Incorporated herein by reference to Exhibit 10 of the Registrant’s Form 8-K filed on September 4, 2002.

10.13

Employment Agreement dated as of May 1, 2001 between the Registrant and Andrea D. Kantor. Incorporated herein by reference to Exhibit 10 of the Registrant’s Form 10-Q for the quarter ended June 30, 2001.

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

10.19

Employment Agreement, dated August 16, 2005, between the Registrant and Sharon Esposito-Mayer. Incorporated herein by reference to Exhibit 10.19 of the Registrant’s Form 10-K for the year ended December 31, 2005.

10.20

Stock Unit Agreement, dated April 11, 2005, between the Registrant and Sharon Esposito-Mayer. Incorporated herein by reference to Exhibit 10.20 of the Registrant’s Form 10-K for the year ended December 31, 2005.

10.21

Form of Employment Agreement between the Registrant’s subsidiary, General Physics Corporation and certain officers. Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 2005.

10.22

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

Exhibit number
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

10.27

First Amendment dated March 30, 2004 to the Financing and Security Agreement dated August 13, 2003. Incorporated herein by reference to Exhibit 10.27 of the Registrant’s Form 10-K for the year ended December 31, 2005.

10.28

Second Amendment dated July 2, 2004 to the Financing and Security Agreement dated August 13, 2003. Incorporated herein by reference to Exhibit 10.28 of the Registrant’s Form 10-K for the year ended December 31, 2005.

10.29

Third Amendment dated July 30, 2004 to the Financing and Security Agreement dated August 13, 2003. Incorporated herein by reference to Exhibit 10.29 of the Registrant’s Form 10-K for the year ended December 31, 2005.

10.30

Fourth Amendment dated January 19, 2006 to the Financing and Security Agreement dated August 13, 2003 by General Physics Corporation, Skillright, Inc., GSE Systems, Inc., GSE Power Systems, Inc., MSHI, Inc. and Wachovia Bank, National Association. Incorporated herein by reference to Exhibit 10.5 of the Registrant’s Form 8-K dated January 25, 2006.

10.31	Forbearance letter dated August 4, 2005. Incorporated herein by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2005.

10.32	Waiver letter dated February 17, 2006. Incorporated herein by reference to Exhibit 10.32 of the Registrant’s Form 10-K for the year ended December 31, 2005.

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

Exhibit number
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

10.41

Stock Purchase Agreement dated as of May 3, 2002 by and between the Registrant and EGI-Fund (02-04) Investors, L.L.C. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended March 31, 2002.

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

Exhibit number
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

Exhibit number
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

Exhibit number
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

GP STRATEGIES CORPORATION

Dated: March 14, 2007

	By	/s/ Scott N. Greenberg
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures		Title
Principal executive officer and director:

By	/s/ Scott N. Greenberg	Chief Executive Officer and Director

Principal financial and accounting officer:

By	/s/ Sharon Esposito-Mayer	Executive Vice President and Chief Financial Officer

Directors:

/s/ Harvey P. Eisen		Chairman of the Board

/s/ Jerome I. Feldman		Director

/s/ Marshall S. Geller		Director

/s/ Richard Pfenniger		Director

/s/ Ogden R. Reid		Director

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Schedule of Valuation and Qualifying Accounts

Schedule II

(In thousands)

	Balance at			Balance at
	beginning		Deductions	end of
Allowance for doubtful accounts (A)	of year	Additions	(B)	year

Year ended December 31, 2006:	$1,166	120	(621)	$665
Year ended December 31, 2005:	$917	535	(286)	$1,166
Year ended December 31, 2004:	$1,739	191	(1,013)	$917

(A)      Deducted from accounts and other receivables on Consolidated Balance Sheets.

(B)                   Write-off of uncollectible accounts, net of recoveries.  For the years ended December 31, 2005 and 2004, deductions include allowance distributed in the spin-offs of GSE Systems, Inc. ($22) and National Patent
Development Corporation ($418), respectively.

S-1