Form 10-K/A
period 2006-12-31
GP STRATEGIES CORP
filed 2007-04-30
CIK 70415

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The terms “we,” “our,” “us,” “GP Strategies” and “the Company” refer to GP Strategies Corporation and subsidiaries.

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our annual report on Form 10-K for the year ended December 31, 2006, originally filed on March 14, 2007 (the “Original Filing”).  We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2006.  In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (SEC), we are including with this Amendment certain currently dated certifications.  Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

Except as described above, no other changes have been made to the Original Filing.  This Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

Item 10.                                    Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our directors and executive officers as of April 13, 2007:

Name	Age	Position
Scott N. Greenberg (1)	50	Chief Executive Officer; Director
Harvey P. Eisen (1), (2), (3)	64	Chairman of the Board of Directors
Jerome I . Feldman (1)	78	Director
Marshall S. Geller (1), (2), (3), (4)	68	Director
Richard C. Pfenniger, Jr. (2), (3), (4)	51	Director
Ogden R. Reid (4)	81	Director
Douglas E. Sharp	48	President
Sharon Esposito-Mayer	40	Executive Vice President & Chief Financial Officer
Karl Baer	47	Executive Vice President
L. Thomas Davis	59	Executive Vice President
Kenneth L. Crawford	48	Senior Vice President, General Counsel & Secretary

(1)          Member of the Executive Committee.

(2)          Member of the Compensation Committee.

(3)          Member of the Nominating / Corporate Governance Committee.

(4)          Member of the Audit Committee.

Scott N. Greenberg has been a Director of the Company since 1987, President from 2001 until February 2006 and Chief Executive Officer since April 2005.  He was Chief Financial Officer from 1989 until December 2005, Executive Vice President from 1998 to 2001, Vice President from 1985 to 1998, and has held various other positions since joining the Company in 1981.  He has been a Director of GSE Systems, Inc. (“GSE”), a global provider of real-time simulation and training solutions, since 1999 and was a Director of Five Star Products, Inc. (“Five Star”), a paint and hardware distributor, from 1998 to 2003 and a Director of Valera Pharmaceuticals, Inc. (“Valera”), a specialty pharmaceutical company, until January 2005.  Mr. Greenberg has also been a Director and Chief Financial Officer of National Patent Development Corporation (“NPDC”), a holding company with interests in optical plastics, paint and hardware distribution services, since 2004.

Harvey P. Eisen has been a Director since 2002 and Chairman of the Board since April 2005.  He has been Chairman and Managing Member of Bedford Oak Advisors, LLC since 1998. Prior thereto, Mr. Eisen served as Senior Vice President of Travelers, Inc. and of Primerica prior to its merger with Travelers in 1993. Mr. Eisen has over thirty years of asset management experience. Mr. Eisen is a Trustee of the University of Missouri Business School where he established the first accredited course on the Warren Buffet Principles of Investing. Mr. Eisen has also been a Director of NPDC since August 2004.

Jerome I. Feldman founded the Company in 1959 and currently serves on our Board of Directors.  He was Chief Executive Officer from 1959 until April 2005, Chairman of the Board from 1999 until April 2005 and President from 1959 until 2001. He has been Chairman of the Board of Five Star since 1994, a Director of GSE since 1994, Chairman of the Board of GSE since 1997, and Chairman of the Board and Chief Executive Officer of NPDC since 2004. He was a Director of Valera from January 2005 until April 2007.  Mr. Feldman is also Chairman of the New England Colleges Fund and a Trustee of Northern Westchester

Hospital Foundation.

Marshall S. Geller has been a Director of the Company since 2002.  Mr. Geller is Co-Founder and Senior Managing Director of St. Cloud Capital, a Los Angeles based private investment fund formed in December 2001.  He is also Chairman, Chief Executive Officer and Founding Partner of Geller & Friend Capital Partners, Inc., a private merchant bank formed in 1995.  Mr. Geller has spent more than 40 years in corporate finance and investment banking, including 21 years as a Senior Managing Director of Bear, Stearns & Co. with oversight of all operations in Los Angeles, San Francisco, Chicago, Hong Kong and the Far East.  Mr. Geller is currently Non-Executive Chairman of the Board of ShopNBC-ValueVision Media, Inc. (Nasdaq:VVTV) and is a director on the boards of 1st Century Bank N.A. (Nasdaq:FCNA), National Holdings Corp. (NHLD.OB), SCPIE Holdings, Inc. (NYSE.SKP), and is on the Board of Governors of Cedars Sinai Medical Center, Los Angeles.  He was previously the Interim Co-Chairman of Hexcel Corporation (NYSE:HXL) and Interim President and COO of Players International, Inc.  Mr. Geller also serves on the Dean’s Advisory Council for the College of Business & Economics at California State University, Los Angeles.

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

Ogden R. Reid has been a Director of the Company since 1979. During the last five years, Mr. Reid has served as Chairman of the Council of American Ambassadors and as a Director of Valera (which directorship ended in April 2007). Prior to that, Mr. Reid had been Editor and Publisher of the New York Herald Tribune and of its International Edition; United States Ambassador to Israel; a six-term member of the United States Congress and a New York State Environmental Commissioner.

Douglas E. Sharp has been President of the Company since February 2006 and President of the Company’s principal operating subsidiary, General Physics Corporation (“General Physics”), since 2002.  Mr. Sharp has had a broad range of experience with General Physics having worked in all of the market sectors served by General Physics during his twenty-six year tenure there. Mr. Sharp, who is a mechanical engineer, had served as Chief Operating Officer of General Physics prior to becoming President and has held various other positions since joining General Physics in 1981.  He is a member of the American Society of Training and Development, American Society of Mechanical Engineers and the American Institute of Chemical Engineers. He was a Director of GSE from 2003 to 2006.

Sharon Esposito-Mayer has been Executive Vice President and Chief Financial Officer of the Company and General Physics since December 2005.  She was Vice President of Finance of General Physics from 2001 to 2005 and Director of Finance of General Physics from 1997 to 2000, and joined General Physics in 1995. Prior to joining General Physics, Ms. Esposito-Mayer held various financial positions with increasing responsibilities with a Fortune 1000 and other companies.

Karl Baer has been Executive Vice President, Manufacturing and Strategic Planning, of the Company since March 2006.  He has been an Executive Vice President of General Physics since 2004 and was a Vice President of General Physics from 1998 until 2004.  Mr. Baer has held various other positions since joining General Physics in 1987.  Prior to joining General Physics, Mr. Baer served in the U.S. Navy’s nuclear submarine force for over nine years.

L. Thomas Davis has been Executive Vice President, Homeland Security, Energy & Government, of the Company since March 2006.  He has been an Executive Vice President of General Physics since 2000 and was a Vice President of General Physics from 1988 to 1999.  Mr. Davis has held various other positions since joining General Physics in 1984.  Mr. Davis is a graduate of the U.S. Naval Academy.

Kenneth L. Crawford was appointed Senior Vice President, General Counsel and Secretary of the Company on April 11, 2007.  He has been a Senior Vice President of General Physics since March 2006, was a Vice President from 1991 to March 2006, and has been General Counsel since 1991 and Secretary since 1990.  Mr. Crawford joined General Physics in 1987.  Prior to that he was engaged in the private practice of law.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our securities, to file reports of ownership and changes in ownership with the SEC and the New York Stock Exchange, and to furnish us with such reports.

Based solely on a review of copies of such reports for 2006, we believe that during 2006 all reports applicable to our officers, directors and greater than 10% beneficial owners were filed on a timely basis, with the exception of one late filing by L. Thomas Davis reporting the exercise of stock options on May 16, 2006, which was filed on May 22, 2006; and four late filings each by Matthew Zell and Scott Peppet (former directors who resigned in January 2006) due to the inadvertent filing of the incorrect form reporting the quarterly receipt of shares constituting directors fees for 2005, which filings were corrected on January 31, 2006.

Audit Committee

Our Audit Committee assists our Board in fulfilling its oversight responsibility with respect to our auditing, accounting, financial reporting, and internal control functions as set forth in its charter. The Audit Committee also approves the services provided by our independent registered public accounting firm, and monitors and evaluates its performance, the fees paid, and the compatibility of the non-audit services provided by the firm with maintaining the firm’s independence.  Our Audit Committee currently consists of Ogden R. Reid, Chairman, Marshall S. Geller and Richard C. Pfenniger, Jr.  The Board of Directors has determined that Mr. Pfenniger qualifies as an “audit committee financial expert” under applicable SEC regulations and that all three members of the Audit Committee are independent under the NYSE listing standards.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics for our directors, officers and employees, including, but not limited to, the Chief Executive Officer and the Chief Financial Officer and other senior managers in our accounting and finance departments.  A copy of this Code of Business Conduct and Ethics can be found on our website at www.gpstrategies.com.  If we make any substantive amendments to the Code of Ethics for our executive officers or directors or grant any waiver from a provision of the Code of Ethics for our executive officers or directors, we will within four (4) business days disclose the nature of such amendment or waiver in a Report on Form 8-K or on our website at www.gpstrategies.com.

Stockholder Recommendations for Board Nominees

Our Nominating/Corporate Governance Committee identifies individuals qualified to be Board members, evaluates any stockholder recommendations for Board membership, and develops and recommends corporate governance policies and procedures. The charter for our Nominating/Corporate Governance Committee is available on our website at www.gpstrategies.com. We did not implement any changes to our process for stockholder recommendations of director nominees during 2006.

Item 11.                                    Executive Compensation

Compensation Committee

The Compensation Committee of the Board of Directors consists of three non-employee directors.  The charter of the Compensation Committee may be viewed by accessing the “Corporate Governance” page of our website and clicking on “Committee and Charter Info.”  The Compensation Committee is responsible for establishing and administering our policies governing the compensation for our executive officers and directors.  The responsibilities of the Compensation Committee include the following:

•                  Develop guidelines and review and approve corporate goals relevant to the compensation of the Chief Executive Officer, evaluate the Chief Executive Officer’s performance in light of these goals and objectives, and set the Chief Executive Officer’s compensation based on this evaluation;

•                  Produce an annual report on executive compensation for inclusion in our proxy statement, in accordance with applicable rules and regulations;

•                  Make recommendations to the Board with respect to the compensation of our executive officers and incentive-compensation plans and equity-based plans, and establish criteria for the granting of stock-based compensation to our officers and other employees, and review and approve the granting of stock-based compensation in accordance with such criteria;

•                  Review director compensation levels and practices, and recommend from time to time,  changes in such compensation levels and practices to the Board with equity ownership of the Company encouraged;

•                  Annually review and reassess the adequacy of the charter of the Compensation Committee and recommend any proposed changes to the Board for approval; and

•                  Make recommendations to the Board with respect to (a) committee member qualifications, (b) committee member appointments and removals, (c) committee structure and operations, and (d) committee reporting to the Board.

The Compensation Committee is responsible for making compensation decisions regarding the Executive Management Team, which includes the Chief Executive Officer, the President, the Chief Financial Officer, and our other executive officers.  The Compensation Committee is also involved in making compensation decisions regarding non-executive officers of our principal operating entity, General Physics, with a rank of Vice President or above.

Topics discussed by the Compensation Committee during 2006 meetings included, but were not limited to, the following:

•                       Competitive compensation and awards for the Executive Management Team and our non-employee directors;

•                       Review and approval of stock awards, bonus awards and salary changes for non-executive officers with a rank of Vice President or above;

•        Review of promotions of non-executive officers with a rank of Vice President or above; and

•                       Review of employment agreements for executive officers and non-executive officers with a rank of vice president or above.

None of the members of the Compensation Committee is a current or former officer or employee of the Company.

Compensation Discussion & Analysis

Overview

This Compensation Discussion and Analysis explains our compensation philosophy, policies and practices with respect to our Chief Executive Officer, Chief Financial Officer, and the other three most highly-compensated executive officers, which are collectively referred to as the named executive officers. This discussion focuses on the information contained in the following tables and related footnotes and narrative discussions for primarily the last completed fiscal year, but we also describe compensation actions taken before or after the last completed fiscal year to the extent it enhances the understanding of our executive compensation disclosure.

Compensation Philosophy and Objectives

The Compensation Committee’s overall goals with respect to executive officers are to provide compensation programs designed to achieve the following objectives:

•                  Attract and retain talented and dedicated executives;

•                  Motivate and reward executives whose knowledge, skills, potential and performance are critical to our success; and

•                  Align the interests of our executive officers and shareholders by motivating executive officers to increase shareholder value and rewarding executive officers when shareholder value increases.

The Compensation Committee believes that the most effective compensation program is one that provides competitive base pay, rewards the achievement of goals and objectives, and provides an incentive for retention. The principal elements of our executive compensation program are base salary, annual cash incentives, long-term equity incentives (the vesting of which may accelerate upon termination of employment and/or a change in control), other benefits and perquisites, and post-termination severance compensation.

Setting Executive Compensation

We subscribe annually to a number of compensation data resources to evaluate our salaries compared to those in the marketplace, including resources published by CompAnalyst, Western Management Group and the Institute of Management & Administration.  In addition, in 2006, to assist management and the Compensation Committee in assessing and determining competitive compensation packages, we engaged compensation consultants to evaluate our base compensation and bonus structure for our executive officers and other key employees.  The compensation consultant’s analysis (the “Compensation Benchmark Analysis”) compared the base level salary and bonus compensation structure of our executive officers and other key employees to those of executives in similar positions with similar responsibilities as described in executive compensation surveys obtained from WTPF, Mercer Human Resource Consulting, Culpepper and others.  The determination by the consultants of relevant similar positions was based on business focus, job descriptions, and revenue size.  The surveys provided base salary and bonus compensation data.  The Compensation Committee reviewed the Compensation Benchmark Analysis, which included the base salary and total compensation for each of our executive officers and similar data in the 25th percentile, 50th percentile, and 75th percentile for executives in similar positions covered by the survey. In general, our objective is to compensate our executive officers at levels between the 50th and 75th percentiles for executives in similar positions.  The Compensation Committee has sometimes deemed it appropriate to compensate certain executives at levels exceeding the 50th — 75th percentile for executives in similar positions at other firms due to the executive’s experience, scope of responsibility, accountability and impact on our operations, and the impact their departure could potentially have on our performance.

Except as described below, our compensation committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation.

Elements of Compensation

Base Salary

Salary levels are typically considered annually as part of our performance review process as well as upon promotion or other change in job responsibility. The Compensation Committee, with input from the Chief Executive Officer, reviews all competitive, individual and Company performance data in order to make compensation decisions that will incentivize, retain and maintain a competitive standing for each executive officer, but not place such officer outside the compensation parameters for peer group firms.  The Compensation Committee considers several factors when adjusting an executive’s salary, including the executive’s market value and prospective value to us, the knowledge, experience and accomplishments of the executive, the executive’s level of responsibility, and the compensation levels for individuals with similar credentials.  In 2006, the Compensation Committee utilized the Compensation Benchmark Analysis to assist in determining the adjustment to each executive’s annual base salary. The Compensation Benchmark Analysis compared our executive compensation with the executive compensation at a number of similarly sized companies, analyzing various factors including revenues, responsibilities, and markets served.  The Compensation Committee compared compensation of our executive officers to that of executives in comparable positions with comparable responsibilities to ensure the compensation of our executive officers was competitive with that of the marketplace.  Our Chief Executive Officer recommended salary adjustments for the executive officers to the Compensation Committee and provided the Compensation Committee with supporting documentation from the Compensation Benchmark Analysis.

Cash-Based Incentive Compensation (Bonus)

The annual incentive compensation award for 2006 was a discretionary cash bonus awarded to our executives based on performance against Company financial and operational performance objectives for the year and the achievement of individual annual performance objectives. The discretionary annual bonus is paid in cash in an amount reviewed and approved by the Compensation Committee in March or April following completion of each fiscal year, with advice from the Chief Executive Officer. The annual discretionary bonus is ordinarily paid in a single installment in March or April following the completion of the given fiscal year.  Information provided by the Compensation Benchmark Analysis is considered when determining bonus awards, along with performance of any Company business unit(s) for whom the executive is responsible (viewed on the basis of financial performance against budget and achievement of employee training, appraisal and retention goals), overall Company financial performance, and the executive’s individual performance.

The cash bonuses payable to our Chief Executive Officer and to our President may be based upon a formula contained in their employment agreements.  The formula ties the bonus payable to them to increases in General Physics’ earnings before income taxes, depreciation and amortization (“EBITDA”) compared to the prior year, with higher bonus amounts payable for increases in EBITDA of more than 10% compared to the prior year.  The maximum bonus for any calendar year is equal to 50% of such executive officer’s base salary for that year.  For 2006, the Compensation Committee determined that the bonuses that would have been received based upon applying the formula solely based upon General Physics’ financial performance (the “Employment Agreement Bonuses”) did not adequately compensate the Chief Executive Officer or the President for their respective performance and awarded discretionary cash bonuses (the “Discretionary Bonuses”) based upon the financial performance of the Company, on a consolidated basis. The Employment Agreement Bonuses and the Discretionary Bonuses are reflected in the columns of the Summary Compensation Table entitled “Non-Equity Incentive Plan Compensation” and “Bonus”, respectively.

Long-term Equity Incentive Compensation

Our Compensation Committee also grants to the named executive officers equity compensation under our 1973 Non-Qualified Stock Option Plan and our 2003 Incentive Stock Plan. Equity compensation for the named executive officers, which has historically taken the form of stock options and restricted stock or restricted stock units, is designed to align the interests of our executives with our investors as well as to retain the executives. Equity grants are also intended to drive long term performance, in that the value ultimately realized is linked to stock price appreciation. Option grants have no value without stock price appreciation, and restricted stock has value at grant that can increase with stock price appreciation. Thus, the Compensation Committee believes that equity grants should constructively influence management’s motivation to enhance the value of our common stock.

We do not have a formal policy for issuing equity compensation and do not always grant equity awards on an annual basis. Occasionally, the Compensation Committee awards equity compensation to supplement our executive officers’ compensation to ensure that total compensation is competitive in the marketplace and to align compensation with long term Company goals and objectives.

•                       Stock Options

We have not granted any stock options to our named executive officers in the last five years. Pursuant to our stock plans, our Compensation Committee may in the future elect to make grants of stock options to our executive officers pursuant to our stock plans.

•                       Restricted Stock and Restricted Stock Units

In March 2005, we granted Mr. Greenberg and Mr. Sharp 42,000 and 34,000 shares of restricted stock, respectively. These awards were fully vested at grant because they were attributable to their 2004 service, but the shares have a restriction on sale until December 31, 2007.

In April 2005, we also granted both Ms. Esposito-Mayer and Mr. Baer 23,000 restricted stock units each, which vest over five years from the date of grant. In addition, in April 2005 we granted Andrea Kantor, the Company’s then Executive Vice President and General Counsel, 20,000 restricted stock units which vested 50% on December 31, 2005 and 50% on December 31, 2006.

Other Benefits

We also provide our named executive officers with the following other benefits which are part of our overall compensation program and which we believe are consistent with the types of benefits offered by competitors:

•                       Retirement Saving Plan: We maintain a defined contribution 401(k) plan which permits all eligible employees to participate. The plan requires us to match at least 25% of the participants’ contributions, up to the first 7% of base compensation for employees who have completed one year of service.  We may make additional matching contributions at our discretion.  In 2006, we matched 50% of participants’ contributions in cash and/or shares of our common stock, up to the first 7% of participants’ base compensation.

•                       Health and Welfare Benefits:  All full-time employees, including our named executive officers, may participate in our health and welfare benefit programs, including medical, dental and vision care coverage, disability insurance and life insurance.

•                       Life Insurance Premiums: Life insurance policies, in excess of the standard life insurance plans offered to full-time employees, are offered to the named executive officers.  The executive life insurance policies provide coverage up to three times the executive’s annual base salary.  The premiums are fully paid by the Company.  The policy can be transferred to the executive upon termination of employment at the executive’s election.

•                       Automobile Allowances: During 2006, Mr. Greenberg, Ms. Esposito-Mayer, Mr. Sharp and Ms. Kantor used vehicles leased or owned by the Company for both business and personal use; and we provided Mr. Baer with a monthly car allowance in lieu of a Company leased vehicle.

Employment Agreements, Severance Benefits and Change in Control Provisions

Mr. Greenberg, Ms. Esposito-Mayer and Mr. Sharp have written employment agreements which provide for separation payments and benefits upon certain types of termination of employment. Post-termination payments with respect to each of these executives are set forth in their respective employment agreements. The termination provisions for these executives are summarized starting on page 11 in the “Potential Payments upon Termination or Change in Control” section. Our Compensation Committee has recently approved amendments to Mr. Greenberg’s and Mr. Sharp’s employment agreements which would extend their terms, and the Committee is considering offering new employment agreements to certain of our executive officers.

Tax Deductibility of Executive Compensation

Limitations on deductibility of compensation may occur under Section 162(m) of the Internal Revenue Code which generally limits the tax deductibility of compensation paid by a public company to its chief executive officer and certain other highly compensated executive officers to $1 million in the year the compensation becomes taxable to the executive officer.  There is an exception to the limit on deductibility for performance-based compensation that meets certain requirements. Compensation paid under our incentive plans is generally fully deductible for federal income tax purposes. However, the Compensation Committee may approve compensation that exceeds the $1.0 million limitation in order to ensure competitive levels of total compensation for our executive officers.

Historically, the Company has not paid compensation that would cause Section 162(m) to affect deductibility.  In 2006, due to the vesting of restricted stock units and the exercise of stock options, two named executive officers received compensation in excess of $1 million. The compensation decisions made in 2006 were made without respect to Section 162(m) because the Compensation Committee did not expect it to have a significant impact on deductibility.  From time to time, the Compensation Committee may consider the potential impact of Section 162(m) and, if appropriate, will consider its impact in making compensation decisions.

Summary Compensation Table

The following table sets forth all compensation earned by each of the named executive officers for the 2006 fiscal year. The named executive officers are the Chief Executive Officer and the Chief Financial Officer, and the three other most highly compensated officers who were serving as executive officers at December 31, 2006.

Name and principal position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Scott N. Greenberg Chief Executive Officer	2006	305,202	34,800	—	—	40,200	18,150	398,352
Sharon Esposito-Mayer Executive Vice President and Chief Financial Officer	2006	204,792	40,000	34,661	5,715	—	14,283	299,451
Douglas E. Sharp President	2006	336,016	31,000	—	25,148	39,000	15,033	446,197
Andrea D. Kantor (5) Executive Vice President & General Counsel	2006	239,596	—	87,449	—	—	14,375	341,420
Karl Baer Executive Vice President	2006	230,625	40,000	34,661	10,059	—	16,762	332,107

Notes to 2006 Summary Compensation Table:

(1)               Discretionary bonus for 2006. For Mr. Greenberg and Mr. Sharp, the amounts indicated reflect the dollar amounts in excess of the bonus amounts payable under their respective employment agreements, which amounts are shown as Non-Equity Incentive Plan Compensation.

(2)               Reflects the dollar amount expensed for financial statement reporting for the year ended December 31, 2006 in accordance with SFAS No. 123R, with the exception that the amount shown in the table assumes no forfeitures. Stock-based compensation expense consists of stock options and restricted stock units granted prior to 2006. For other assumptions, see Note 13 of our Annual Report on Form 10-K filed with the SEC on March 14, 2007.

(3)               Bonus pursuant to employment agreement.

(4)               All other compensation includes GP Strategies’ matching contributions of cash and GP Strategies’ common stock under our Retirement Savings Plan, automobile lease payments and/or allowances, and life insurance premiums. A breakdown of these amounts is as follows:

Name	Company Matching Contributions to 401(k) Plan ($)	Automobile Payments or Allowance ($)	Life Insurance Premiums ($)	Total ($)
Scott N. Greenberg	7,500	7,569	3,081	18,150
Sharon Esposito-Mayer	6,603	6,702	978	14,283
Douglas E. Sharp	6,602	6,152	2,279	15,033
Andrea D. Kantor (5)	6,617	7,188	570	14,375
Karl Baer	7,372	8,400	990	16,762

(5)               Ms. Kantor resigned from the Company effective January 19, 2007.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to non-equity incentive plan awards granted during the year ended December 31, 2006 to certain of our named executive officers:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Scott N. Greenberg(1)	N/A	—	40,200	152,601
Douglas E. Sharp(1)	N/A	—	39,000	168,008
Sharon Esposito-Mayer(2)	N/A	—	—	—
Karl Baer(2)	N/A	—	—	—

(1)             The amounts represent the target and maximum bonus payment levels payable pursuant to a formula in the executives’ employment agreements. The formula is based upon EBITDA of General Physics and is capped, for each executive, at 50% of his base salary. The actual total bonuses paid included a discretionary amount above target which is included in the Bonus column of the Summary Compensation Table. See Compensation Discussion & Analysis.

(2)             The General Physics 2004 Bonus Plan provides that Business Unit and Group Leaders are eligible for bonuses based upon the achievement of certain Business Unit and individual targets, and that senior executives of General Physics and individuals not assigned to a Business Unit are eligible for discretionary bonuses awarded from a general bonus pool. Mr. Baer and Ms. Esposito-Mayer, as senior executives of General Physics, were eligible for discretionary bonuses from the general pool.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to the value of all unexercised options and/or unvested restricted stock units previously awarded to our named executive officers as of December 31, 2006:

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($) (1)
Scott N. Greenberg	—	—	—	n/a	n/a	—	—
Sharon Esposito-Mayer	27,535 2,394 2,394 120 120 120	— — — — — —	— — — — — —	3.68 6.47 4.33 3.85 3.01 3.93	4/30/2007 7/1/2007 2/24/2010 2/1/2011 2/7/2012 12/10/2012	23,000 (2)	190,900
Douglas E. Sharp	47,887 5,000 5,986 120 120	— — — — —	— — — — —	6.47 8.70 4.33 3.85 3.01	7/1/2007 1/12/2008 2/24/2010 2/1/2011 2/7/2012	—	—
Andrea D. Kantor	—	—	—	n/a	n/a	—	—
Karl Baer	120 120 120	— — —	— — —	3.85 3.01 3.93	2/1/2011 2/7/2012 12/10/2012	23,000 (2)	190,900

(1)             Market value is based on the closing market price of GP Strategies’ common stock on December 29, 2006 of $8.30 per share.

(2)             Unvested stock units granted on April 11, 2005 vest 40% on April 5, 2007 and 20% each year thereafter.

Option Exercises and Stock Vested

The table below sets forth the number of shares issued upon option exercises, the value realized on option exercises, the number of shares of restricted stock vested, and the realized value upon vesting of the restricted stock by our named executive officers during fiscal year 2006.

	Option Awards		Stock Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($) (1)	Number of shares acquired on vesting (#)	Value realized on vesting ($) (2)
Scott N. Greenberg	48,326	593,791	—	—
Sharon Esposito-Mayer	—	—	—	—
Douglas E. Sharp	32,785	414,816	—	—
Andrea D. Kantor	22,249	296,896	10,000	83,000
Karl Baer	18,493	184,940	—	—

(1)	Represents the difference between the market price of GP Strategies’ common stock on the date of exercise and the exercise price of the stock options exercised.

(2)	Represents stock units which vested on December 31, 2006. Value realized upon vesting is based on the closing market price of GP Strategies’ common stock on December 29, 2006 of $8.30 per share.

Potential Payments Upon Termination or Change in Control

Description of Termination Provisions in Employment Agreements

We have employment agreements with Mr. Greenberg, Ms. Esposito-Mayer, and Mr. Sharp. The discussion and tables below reflect the estimated termination benefits that would be paid or accrue to each of the named executive officers in the event of the following termination scenarios:

•                  Termination for Cause — If we terminate the employment of one of the named executives for “cause,” as defined below, such executive would be entitled to unpaid base salary and continuation of benefits through the date of termination only.

“Cause” is defined under the employment agreements of Messrs. Greenberg and Sharp as follows:

•                  Willful and continued failure to substantially perform his/her duties or obligations under the employment agreement (after notice and failure to cure); or

•                  Willful engaging in misconduct which is materially monetarily injurious to the Company.

“Cause” as defined under the employment agreement of Ms. Esposito-Mayer exists if such executive shall :

•                Be convicted, plead guilty, or enter a plea of nolo contendere to a felony or a crime involving moral turpitude; or

•                Commit any act or omit to take any action in bad faith and to the detriment of the Company; or

•                Willfully and continually fail to perform her duties or obligations under any provision of the employment agreement in any material respect, and shall not correct such failure within ten days after receipt of written notice thereof; or

•                Fail to perform her duties or obligations pursuant to the non-compete and confidential information provisions of her employment agreement in any material respect.

•                  Termination upon disability — We may terminate the employment of a named executive officer in the event of such executive’s incapacity due to extended physical or mental illness. In the case of disability, the affected executive would be entitled to such executive’s unpaid base salary and continuation of benefits through the date of termination only. In the event of disability for Messrs. Greenberg or Sharp, the date of termination would be determined after which time the executive has been absent from his/her duties on a full-time basis for the entire period of six consecutive months, and within 30 days after notice of termination is given and he has not returned to the performance of his duties on a full-time basis. In the event of disability for Ms. Esposito-Mayer, the date of termination would be determined after which time as a result of a serious health condition (as defined in the Family and Medical Leave Act of 1993), and after giving effect to any reasonable accommodation required by law, the executive is unable fully to discharge her duties for a period of 90 consecutive days.

•                  Termination upon death — In the event of death, each of the named executive officers would be entitled to such executive officer’s full salary through the date of death and the Company shall pay to such executive officer’s spouse or estate the following: for Messrs. Greenberg and Sharp — an amount equal to their full salary for one year after the date of death; and for Ms. Esposito-Mayer —  her full salary through the end of the calendar month within which termination occurred plus her full salary for the following two calendar months, and for purposes of the vesting of any stock units outstanding and unvested as of the date of termination of her employment, she shall be deemed to have been employed through the remaining period under the employment agreement.

•                  Termination without cause, or for “good reason” or “just cause” — If we terminate a named executive officer’s employment without cause or a named executive officer terminates his/her employment for “good reason” or “just cause” (as defined below), then the named executive officer would be entitled to certain compensation discussed in detail below.

“Good reason” is defined under the employment agreements of Messrs. Greenberg and Sharp as follows:

•                  A change in control as defined in the employment agreement; or

•                  A management change in control as defined in the employment agreement; or

•                  A failure by the Company to comply with any material provision of the employment agreement which has not been cured within ten days after notice of such noncompliance has been given by the executive to the Company; or

•                  Any purported termination of the executive’s employment by the Company which is not effected pursuant to a notice of termination satisfying the requirements of the employment agreement.

Ms. Esposito-Mayer shall be deemed to have resigned for “Just Cause,” under the terms of her employment agreement, in the event that she resigns within 30 days following either:

•                  The Company without express written consent of the executive imposes any significant change in her function, duties, or responsibilities that is not consistent with him/her being an executive of the Company and fails to rescind or modify such change within 10 business days after receipt of written notice from the executive; or fails to make any material payment, or provide any material benefit to the executive pursuant to the employment agreement, and fails to correct any such deficiency within ten business days after receipt of written notice from the executive; or

•                  The Company shall breach any other term of the employment agreement and shall not correct such failure or breach within thirty days after written notice from the executive.

Termination Payments under Mr. Greenberg’s Employment Agreement

If we terminate Mr. Greenberg’s employment without cause, or if he terminates his employment for “good reason” (as defined above) other than as a result of a management change in control, the Company shall pay him his full salary and provide his benefits through the date of termination, pay his full bonus for the calendar year in which the date of termination occurs, and pay as severance an amount equal to his average annual cash compensation received from the Company during the three full calendar years immediately preceding the termination date, multiplied by the greater of (i) the number of years that would have been remaining in the employment period if his employment had not been terminated and (ii) three. In addition, all options to purchase common stock granted to him shall become fully vested and the Company shall provide him with continued benefits under all employee benefit plans and programs in which he was entitled to participate prior to the termination for a number of years equal to the greater of (i) the number of years remaining in the employment period if his employment had not been terminated and (ii) three.

If Mr. Greenberg terminates his employment as a result of a management change in control (as defined in the agreement), the Company shall pay him his full salary and provide his benefits through the date of termination, pay his full bonus for the calendar year in which the date of termination occurs, and pay as severance an amount equal to his average annual cash compensation received from the Company during the three full calendar years immediately preceding the termination date, multiplied by the greater of (i) the number of years that would have been remaining in the employment period if his employment had not been terminated and (ii) two. In addition, all options to purchase common stock granted to him shall become fully vested and the Company shall provide him with continued benefits under all employee benefit plans and programs in which he was entitled to participate prior to the termination for a number of years equal to the greater of (i) the number of years remaining in the employment period if his employment had not been terminated and (ii) two.

Termination Payments under Mr. Sharp’s Employment Agreement

If we terminate Mr. Sharp’s employment without cause, or if he terminates his employment for “good reason” (as defined above) other than as a result of a management change in control, the Company shall pay him his full salary and provide his benefits through the date of termination, pay his full bonus for the calendar year in which the date of termination occurs, and pay as severance an amount equal to his average annual cash compensation received from the Company during the three full calendar years immediately preceding the termination date, multiplied by the greater of (i) the number of years that would have been remaining in the employment period if his employment had not been terminated and (ii) three. In addition, all options to purchase common stock granted to him shall become fully vested and the Company shall provide him with continued benefits under all employee benefit plans and programs in which he was entitled to participate prior to the termination for a number of years equal to the greater of (i) the number of years remaining in the employment period if his employment had not been terminated and (ii) three.

If Mr. Sharp terminates his employment as a result of a management change in control (as defined in the agreement), the Company shall pay him his full salary and provide his benefits through the date of termination, pay his full bonus for the calendar year in which the date of termination occurs, and pay as severance an amount equal to his average annual cash compensation received from the Company during the three full calendar years immediately preceding the termination date. In addition, all options to purchase common stock granted to him shall become fully vested and the Company shall provide him with continued benefits under all employee benefit plans and programs in which he was entitled to participate prior to the termination for one year.

Termination Provisions of Employment Agreement with Ms. Esposito-Mayer

If during the term of Ms. Esposito-Mayer’s employment agreement we terminate her employment without “cause” or Ms. Esposito-Mayer terminates her employment for “Just Cause,” in each case as defined above, she is entitled to her full salary and benefits for the longer of: (i) six months and (ii) the remaining period under her employment agreement, and for purposes of outstanding and unvested stock units, she shall be deemed to have been employed by the Company through April 10, 2008. In addition, upon the occurrence of a “Change in Control” or “Sale of the Company” (as defined in the employment agreement with Ms. Esposito-Mayer), all stock options to purchase common stock granted to her shall immediately become fully vested and exercisable, and all stock units granted to her shall immediately be paid in unrestricted shares of common stock. If Ms. Esposito-Mayer’s employment agreement is not renewed and, during the period beginning August 1, 2007 and ending April 10, 2008, we terminate her employment without “cause” or she resigns for “Just Cause,” in each case as defined in her employment agreement, for purposes of any stock units outstanding and unvested as of the date of termination of her employment she shall be deemed to have been employed through April 10, 2008.

The amounts shown in the table below assume that the noted triggering events occurred on December 31, 2006 with respect to Mr. Greenberg, Ms. Esposito-Mayer and Mr. Sharp. Other relevant assumptions and explanations are provided in the footnotes following the table. The amounts shown reflect only the additional payments or benefits that a named executive officer would have received upon the occurrence of the respective triggering events listed below; they do not include the value of payments or benefits that would have been earned, or any amounts associated with equity awards that would have vested absent the triggering event. As discussed above, none of the named executive officers receive additional compensation in the event of voluntary or involuntary termination for “cause” or in the event of disability.

Potential Post-Employment Payments

Name / Element of Compensation	Termination due to Death		Termination Without Cause or for Good Reason, Excluding Change in Control		Termination due to Change in Control		Termination due to Management Change in Control
Scott N. Greenberg
Salary	$335,000	(1)	—		—		—
Severance	—		$1,410,148	(2)	$1,410,148	(2)	$940,099	(3)
Bonus (4)	—		75,000		75,000		75,000
Benefits continuation	—		22,571	(5)	22,571	(5)	15,619	(6)

Sharon Esposito-Mayer
Salary	$35,833	(7)	$125,417	(8)	—		—
Stock Units (9)	76,360		114,540		$190,900		$190,900
Benefits continuation	—		4,920	(10)	—		—

Douglas E. Sharp
Salary	$325,000	(1)	—		—		—
Severance	—		$1,251,574	(2)	$1,251,574	(2)	$417,191	(11)
Bonus (4)	—		70,000		70,000		70,000
Stock options	—		—		112,566	(12)	112,566	(12)
Benefits continuation	—		22,571	(5)	22,571	(5)	8,110	(13)

Andrea D. Kantor (14)	—		—		—		—

Karl Baer (15)	—		—		—		—

(1)	Represents one year of current salary as of December 31, 2006.

(2)	Represents severance payment pursuant to employment agreement which equals the average of his cash compensation for the last three calendar years multiplied by three.

(3)	Represents severance payment pursuant to employment agreement which equals the average of his cash compensation for the last three calendar years multiplied by two.

(4)	Represents bonus earned during the year ended December 31, 2006 which would be due to the executive if any of the applicable triggering events occurred on December 31, 2006.

(5)	Represents an estimate of the incremental cost to the Company for benefits continuation for three years subsequent to termination date.

(6)	Represents an estimate of the incremental cost to the Company for benefits continuation for two years subsequent to termination date.

(7)	Represents two full calendar months of current salary as of December 31, 2006.

(8)	Represents the portion of current salary through the end of the employment agreement on July 31, 2007 that would have been paid or accrued if the triggering event occurred as of December 31, 2006.

(9)	Represents the value of the number of stock units deemed to have vested for each triggering event. Value is based on the closing price of our common stock on December 29, 2006 of $8.30.

(10)	Represents an estimate of the incremental cost to the Company for benefits continuation through the end of the employment agreement on July 31, 2007.

(11)	Represents severance payment pursuant to employment agreement which equals the average of his cash compensation for the last three calendar years.

(12)

Pursuant to Mr. Sharp’s employment agreement, in the event of a change in control of the Company, he can elect to surrender his outstanding stock options for a cash payment equal to the excess of the fair market value on the termination date of the common stock issuable upon exercise of the options over aggregate exercise price of the options surrendered. The amount included in the table represents the fair value of Mr. Sharp’s outstanding options as of December 31, 2006 based on the closing price of our common stock on December 29, 2006 of $8.30. All of Mr. Sharp’s outstanding options were fully vested as of December 31, 2006.

(13)	Represents an estimate of the incremental cost to the Company for benefits continuation for one year subsequent to termination date.

(14)	Ms. Kantor resigned from the Company effective January 19, 2007.

(15)	Mr. Baer’s employment agreement ended on April 11, 2007. The Compensation Committee is currently considering offering new employment agreements to Mr. Baer and other executive officers of the Company.

Director Compensation

Our Board of Directors has adopted guidelines for the compensation of our non-employee directors. Effective July 1, 2006, our non-employee directors are paid a retainer of $25,000 per year. In addition, the Chairman of the Board receives an additional $40,000 per year; the Chairman of the Audit Committee receives an additional $15,000 per year; members of the Audit Committee receive an additional $5,000 per year; the Chairman of the Compensation Committee receives an additional $5,000 per year; and members of the Compensation Committee receive an additional $2,500 per year. These annual fees are prorated and paid on a quarterly basis. At the option of the directors, up to one-half of the fees may be paid in shares of our common stock.

In addition to the annual retainers, each non-employee director receives $1,500 for each Board meeting attended and $750 for each committee meeting attended, but only if the committee meeting is held on a different date than the Board meeting.

On September 14, 2006, we granted 2,000 shares of restricted stock to each non-employee director, which stock vests quarterly over one year subsequent to the grant date.

The following table shows the compensation earned by each director for the year ended December 31, 2006 (excluding Mr. Greenberg, whose compensation as Chief Executive Officer is shown above in the Summary Compensation Table):

Directors Compensation Table

Name	Fees earned or paid in cash ($)	Stock awards ($) (1)	All other compensation ($)		Total ($)
Harvey P. Eisen	35,125	23,155	—		58,280
Jerome I. Feldman	—	—	136,344	(2)	136,344
Marshall S. Geller	36,500	6,901	—		43,401
Richard C. Pfenniger, Jr.	32,750	9,402	—		42,152
Ogden R. Reid	39,000	6,901	—		45,901

(1)

Reflects the dollar amount expensed for financial statement reporting for the year ended December 31, 2006 in accordance with SFAS No. 123R for restricted stock awards granted on September 14, 2006 and annual director fees paid in shares of our common stock.

(2)

Compensation paid by GP Strategies pursuant to an employment agreement with Mr. Feldman, which expires on May 31, 2007. Pursuant to a management services agreement with NPDC, NPDC pays GP Strategies a management fee to cover a portion of the compensation of certain employees of GP Strategies who provide services to NPDC, which includes reimbursement of approximately 80% of Mr. Feldman’s compensation in 2006. The amount shown in the table is presented net of such reimbursed amounts. Mr. Feldman’s gross salary and other compensation for 2006 was $681,720 before reimbursement from NPDC (gross amount consists of salary of $538,542, life insurance premiums of $137,814, and Company matching contributions to the Retirement Savings Plan of $5,364). See Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

Compensation Committee Interlocks and Insider Participation

Members of the Compensation Committee of the Board of Directors are Harvey P. Eisen, Marshall S. Geller, Chairman, and Richard C. Pfenniger, Jr. None of the members of the committee during 2006, (a) was an officer or employee of the Company, (b) was a former officer of the Company or (c) had any relationship requiring disclosure by the Company under any paragraph of Item 404 of Regulation S-K.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” included in this Form 10-K/A. Based upon this review and discussion, the Compensation Committee recommended to our Board of Directors that the “Compensation Discussion and Analysis” be included in this Form 10-K/A filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2006.

COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

Harvey P. Eisen

Marshall S. Geller

Richard C. Pfenniger, Jr.

Item 12.                                                   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

The following table sets forth the number of shares of our common stock beneficially owned as of April 13, 2007 by each person who is known by us to own beneficially more than 5% of our outstanding common stock.

Name and Address Of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of _Class

Caxton Associates LLC Princeton Plaza, Building 2 731 Alexander Road Princeton, NJ 08540	1,388,034 shares	(1)	8.3%

Dimensional Fund Advisors LP 1299 Ocean Avenue Santa Monica, CA 90401	1,311,383 shares	(2)	7.9%

Pequot Capital Management, Inc. 500 Nyala Farm Road Westport, CT, 06880	1,215,000 shares	(3)	7.3%

Royce & Associates, LLC 1414 Avenue of the Americas New York, NY 10019	857,100 shares	(4)	5.2%

(1)

Based on a Schedule 13G/A filed jointly by Caxton International Limited, GDK, Inc., A.R.T. Advisors LLC, Aaron Sosnick, Caxton Associates, LLC, Bruce S. Kovner, and Ross Taylor with the SEC on February 14, 2007.

(2)

Based on a Schedule 13G/A filed by Dimensional Fund Advisors LP (“Dimensional”) with the SEC on February 9, 2007. Dimensional has informed the Company that the shares are owned by advisory clients of Dimensional and that Dimensional disclaims beneficial ownership of such shares.

(3)	Based on a Schedule 13G filed by Pequot Capital Management, Inc. with the SEC on February 14, 2007.

(4)	Based on a Schedule 13G filed by Royce & Associates, LLC with the SEC on January 22, 2007.

Security Ownership of Directors and Named Executive Officers

The following table sets forth, as of April 13, 2007, the beneficial ownership of common stock, by each director, each of the named executive officers, and all directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class(1)
Harvey P. Eisen	358,879	(2)	2.2%

Jerome I. Feldman	544,676	(3)	3.3%

Marshall S. Geller	215,145		1.3%

Scott N. Greenberg	120,037	(4)	*

Richard C. Pfenniger, Jr.	11,944		*

Ogden R. Reid	6,876		*

Douglas E. Sharp	117,292	(5)	*

Sharon Esposito-Mayer	34,972	(5)	*

Karl Baer	29,421	(5)	*

Directors and Executive Officers as a Group (11 persons)	1,487,988	(6)	8.9%

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

(3)

Includes (i) 1,173 shares of common stock held by members of Mr. Feldman’s family, and (ii) 5,613 shares of common stock allocated to Mr. Feldman’s account pursuant to the provisions of our Retirement Savings Plan. Mr. Feldman disclaims beneficial ownership of the 1,173 shares of common stock held by members of his family.

(4)

Includes (i) 7,993 shares of common stock allocated to Mr. Greenberg’s account pursuant to the provisions of our Retirement Savings Plan and (ii) 4,000 shares of common stock held by members of his family. Mr. Greenberg disclaims beneficial ownership of the 4,000 shares held by members of his family.

(5)

Includes 59,113 shares for Mr. Sharp, 5,148 shares for Ms. Esposito-Mayer and 360 shares for Mr. Baer, issuable upon exercise of currently exercisable stock options; and 8,620 shares for Mr. Sharp, 6,799 for Ms. Esposito-Mayer, and 5,738 shares for Mr. Baer allocated pursuant to the provisions of our Retirement Savings Plan.

(6)	Includes 66,777 shares of common stock issuable upon exercise of currently exercisable stock options and 46,499 shares of common stock allocated to accounts pursuant to the provisions of our Retirement Savings Plan.

Equity Compensation Plan Information

The following is information as of December 31, 2006 about shares of our common stock that may be issued upon the exercise of options, warrants and rights under our 1973 Non-Qualified Stock Option Plan, which was not approved by security holders, and 2003 Incentive Stock Plan, which was approved by security holders.  For a description of the material terms of these plans, see Note 13 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on March 14, 2007.

	Non-Qualified
	Stock Option	Incentive
	Plan	Stock Plan
Plan category:

Equity compensation plans not approved by security holders:

(a) Number of securities to be issued upon exercise of outstanding options(1)	572,108

(b) Weighted average exercise price of outstanding options (1)	$5.48

(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in row (a))(2)	1,361,180

Equity compensation plans approved by security holders:

(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		—

(b) Weighted average exercise price of outstanding options, warrants and rights		—

(c) Number of securities remaining available for future issuance under equity compensation plans		1,721,000

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

(2)             Does not include shares of common stock that may be issued for fees to our directors.

Item 13.            Certain Relationships and Related Transactions, and Director Independence

Review & Approval Process for Related Person Transactions

Our Corporate Governance Guidelines, a copy of which may be viewed on our website, require each director to avoid any action, position or interest that conflicts with an interest of the Company or gives the appearance of a conflict.  Although there is no formal written procedure in those Guidelines for handling such situations when they arise, in practice our Board of Directors, or a committee thereof, is responsible for reviewing and approving, all related person transactions. A related person transaction is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company and any “related person” are participants. A related person is an executive officer, director, or more than 5% stockholder of the Company, including any of their immediate family members, and any entity owned or controlled by such persons.

Our Conduct of Business Policy, a copy of which may be viewed on our website, governs related person transactions involving executive officers and the Company.  It prohibits activities or relationships which are incompatible with employment by the Company or which places the executive in a position where there is a conflict between the executive’s private interests and the interests of the Company, its subsidiaries or affiliates.  Executives are required to immediately disclose such situations to their supervisor, the Company’s Ethics Program Compliance Officer, or the Company’s General Counsel for a determination of appropriate action.  The Company maintains a Hotline for employees to confidentially report questionable activities or seek advice in handling ethics-related issues.

Related Transactions

Share Repurchases and Exchanges

On January 19, 2006, we purchased from (i) EGI-Fund (02-04) Investors, L.L.C. (“EGI”) 1,090,000 shares of our common stock for a price per share equal to $6.80 and 300,000 shares of our Class B stock for a price per share equal to $8.30 (the aggregate purchase price paid by us to EGI was $9,902,000) and (ii) Bedford Oak 1,031,500 shares of our common stock for a price per share equal to $6.80 and 300,000 shares of our Class B stock for a price per share equal to $8.30 (the aggregate purchase price paid by us to Bedford Oak was $9,504,200).  Simultaneously with such purchases, Jerome I. Feldman exchanged 568,750 shares of our Class B stock for common stock, at a rate of one share of Class B stock for one share of common stock, for a price of $1.50 per share exchanged (the aggregate price we paid to Mr. Feldman was $853,125, which Mr. Feldman applied toward repayment of his indebtedness to us; see further discussion below).

Harvey Eisen, Chairman of the Board of the Company, was deemed to have beneficial ownership of the shares owned by Bedford Oak by virtue of his position as managing member of Bedford Oak Advisors, LLC, investment manager of Bedford Oak.  EGI had designated Matthew Zell as a Director of the Company. Mr. Zell resigned from the Board of Directors of the Company simultaneously with such repurchase.  Mr. Feldman is a Director of the Company. The repurchase and exchange transactions were negotiated and approved by a Special Committee of the Board of Directors.

Indebtedness

On April 1, 2002, we entered into an incentive compensation agreement with Jerome I. Feldman (former Chief Executive Officer and a current Director of the Company) pursuant to which he was eligible to receive up to five payments of $1,000,000 each, based on the closing price of our common stock sustaining or averaging increasing specified levels over periods of at least 10 consecutive trading days. On June 11, 2003, July 23, 2003, December 22, 2003, November 3, 2004 and December 10, 2004, he earned incentive payments of $1,000,000 each.

To the extent there were any outstanding loans from Mr. Feldman at the time an incentive payment was payable, we had the right to off-set the payment of such incentive payment first against the outstanding accrued interest under such loans and next against any outstanding principal. We previously made loans to Mr. Feldman (in year 2000 and prior), who primarily utilized the proceeds of such loans to exercise stock options and purchase Class B stock. We have not paid Mr. Feldman any of the incentive payments earned and plan to apply the entire incentive compensation earned by Mr. Feldman during 2004 and 2003 against the accrued interest and principal balances on his outstanding loans on May 31, 2007.

On January 19, 2006 in connection with the share repurchase and exchange transaction discussed above, Mr. Feldman repaid approximately $853,000 of approximately $972,000 of total indebtedness (including principal and interest) owed by him. As of December 31, 2006, we had a note receivable from Mr. Feldman, of approximately $124,000, after offsetting his incentive compensation earned in 2004 and 2003, as discussed above. The note bears interest at the prime rate and is secured by certain assets owned by him. All unpaid principal on the loans and accrued interest are due on May 31, 2007.  In addition, as of December 31, 2006, we had other employee advances, unsecured loans and accrued interest receivable from him, totaling $58,000.  The largest aggregate amount of indebtedness (including principal and accrued interest) outstanding from January 1, 2006 through March 31, 2007, after giving effect to the application of the five $1 million incentive payments discussed above, was $972,000, which was the amount outstanding just prior to partial repayment by him discussed above.

Management Services Agreement with NPDC

Prior to the spin-off of NPDC in 2004, NPDC was a wholly-owned subsidiary of GP Strategies.  In connection with the spin-off, we entered into a separate management agreement with NPDC pursuant to which we would provide certain general corporate services to NPDC. As of December 31, 2006, we had four employees, including the Chief Executive Officer and Chief Legal Officer, who also provided services to NPDC under the management services agreement, for which we were reimbursed for such services.  Services under the agreement relate to executive financial services, corporate legal services, corporate secretarial administrative support and executive management consulting.  The term of the agreement extends for three years from the date of the spin-off, or through November 24, 2007, and may be terminated by either NPDC or us on or after July 30, 2006 with 180 days prior written notice, with the exception of fees relating to compensation for NPDC’s Chief Executive Officer for which NPDC is liable through May 31, 2007 pursuant to his employment agreement.  For the years ended December 31, 2006 and 2005, NPDC paid us management fees of $925,000 and $1,141,000, respectively, as compensation for these services.

NPDC continued to occupy a portion of corporate office space leased by us through December 31, 2006. Pursuant to the management services agreement, a portion of the management fee paid to us by NPDC represents compensation for use of this space.

Management Services Agreement with GSE

Subsequent to the spin-off of GSE effective September 30, 2005, we continued to provide GSE with corporate support services pursuant to a management services agreement through December 31, 2006.

Directorships

Certain of our Directors also serve as Directors for NPDC and GSE. Jerome I. Feldman is Chairman and Chief Executive Officer of NPDC, as well as Chairman of the Board of GSE. Scott N. Greenberg is a Director and the Chief Financial Officer of NPDC and a Director of GSE. Harvey P. Eisen is a Director of NPDC and Managing Member of Bedford Oak Partners LP, which owns approximately 13.6% of the issued and outstanding shares of NPDC.

Guarantees

Subsequent to the spin-off of NPDC, we guaranteed certain operating leases for Five Star’s New Jersey and Connecticut warehouses, totaling approximately $1,589,000 annually through March 31, 2007.

Subsequent to the spin-off of NPDC, we continued to guarantee the repayment of one debt obligation of MXL Industries, Inc. (“MXL”), which is secured by property and certain equipment of MXL.  The aggregate outstanding balance as of December 31, 2006 was $1,105,000.  Our guarantee expires upon the maturity of the debt obligation in March 2011.

We continued to guarantee GSE’s borrowings under General Physics’ Credit Agreement (for which $1,500,000 was allocated for use by GSE) subsequent to the spin-off on September 30, 2005.  As of December 31, 2005, GSE had borrowings of $1,182,000 under the Credit Agreement.  In March 2006, GSE repaid its borrowings in full and ceased to be a borrower under the Credit Agreement.

Director Independence

Our Board of Directors reviews the independence of its members on an annual basis. No Director will be deemed to be independent unless the Board affirmatively determines that the Director in question has no material relationship with GP Strategies, directly as an officer, stockholder, member or partner of an organization that has a material relationship with GP Strategies. The Board has not adopted any categorical standards of Director independence, however, the Board of Directors employs the standards of independence of the NYSE rules currently in effect in making its determination that a Director qualifies as independent. In its annual review of Director independence, the Board considers all commercial, banking, consulting, legal, accounting, charitable or other business relationships any Director may have with GP Strategies. As a result of its annual review, the Board of Directors has determined that Harvey P. Eisen, Marshall S. Geller, Richard C. Pfenniger, Jr., and Ogden R. Reid are independent and that Scott N. Greenberg, Chief Executive Officer, and Jerome I. Feldman, Director, are not independent. We have Nominating/Corporate Governance, Compensation and Audit Committees and based on these standards, all current members of such committees are independent.

ITEM 14.          Principal Accounting Fees and Services

Independent Registered Public Accountant Fees

The following table sets forth the fees billed to us for the years ended December 31, 2006 and 2005 for professional services rendered by our independent registered public accountants, KPMG LLP:

	2006	2005

Audit Fees (1)	$811,000	$808,000
Audit-Related Fees (2)	80,000	50,000
Tax Fees (3)	59,000	66,000
All Other Fees (4)	0	40,000
Total	$950,000	$964,000

(1)          Audit-fees for 2006 and 2005 consisted of fees for the audit of our consolidated financial statements, including quarterly review services, fees with respect to the audit of internal control over financial reporting, and review of SEC reporting matters.

(2)          Audit-related fees consisted of the audit of the financial statements of employee benefit plans and statutory audit services and audit-related services for subsidiaries of General Physics in 2006 and 2005.

(3)   Includes fees for tax compliance services and research.

(4)          Other fees paid to KPMG for 2005 consisted of a SAS 70 Readiness Assessment on General Physics’ Business Process Outsourcing services.

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

Part IV

Item 15:            Exhibits and Financial Statement Schedules

(a)

1. and 2.	No financial statements or schedules are filed with this report on Form 10-K/A.

3.	Exhibits

A list of the exhibits filed or furnished with this report on Form 10-K/A is provided in the Exhibit Index beginning on page 25 of this report.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GP STRATEGIES CORPORATION

Dated: April 30, 2007
	By:	/s/ SCOTT N. GREENBERG
Chief Executive Officer

/s/ SHARON ESPOSITO-MAYER
Executive Vice President and Chief Financial Officer

Exhibit Index

Index No.

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

32.1	Certification Pursuant to Section 18 U.S.C. Section 1350*

* Filed herewith