Form 10-Q
period 2007-03-31
GP STRATEGIES CORP
filed 2007-05-10
CIK 70415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock as of May 1, 2007:

Class	Outstanding
Common Stock, par value $.01 per share	16,490,017 shares

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31,
	2007	December 31,
	(Unaudited)	2006
Assets
Current assets:
Cash and cash equivalents	$253	$8,660
Accounts and other receivables, less allowance for doubtful accounts of $665 in 2007 and $665 in 2006	27,132	26,628
Inventories, net	760	—
Costs and estimated earnings in excess of billings on uncompleted contracts	21,842	11,257
Prepaid expenses and other current assets	7,688	6,411
Total current assets	57,675	52,956
Property, plant and equipment	7,360	6,985
Accumulated depreciation	(5,382)	(5,126)
Property, plant and equipment, net	1,978	1,859
Goodwill	57,840	56,815
Intangible assets, net of accumulated amortization of $1,437 in 2007 and $916 in 2006	6,130	645
Deferred tax assets	5,013	7,420
Other assets	2,274	1,705
	$130,910	$121,400
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$3,852	$—
Current maturities of long-term debt	137	30
Accounts payable and accrued expenses	24,255	22,903
Billings in excess of costs and estimated earnings on uncompleted contracts	9,096	6,881
Total current liabilities	37,340	29,814
Long-term debt less current maturities	8,872	10,896
Other noncurrent liabilities	972	959
Total liabilities	47,184	41,669

Stockholders’ equity:
Common stock, par value $0.01 per share	178	178
Additional paid-in capital	158,053	159,042
Accumulated deficit	(63,602)	(65,558)
Treasury stock at cost	(10,172)	(13,167)
Accumulated other comprehensive loss	(607)	(640)
Note receivable from stockholder	(124)	(124)
Total stockholders’ equity	83,726	79,731
	$130,910	$121,400

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months ended
	March 31,
	2007	2006
Revenue	$53,543	$43,528
Cost of revenue	45,501	37,766
Gross profit	8,042	5,762
Selling, general and administrative expenses	4,619	3,372
Operating income	3,423	2,390
Interest expense	272	414
Other income	371	404
Income before income tax expense	3,522	2,380
Income tax expense	1,468	1,011
Net income	$2,054	$1,369

Basic weighted average shares outstanding	16,308	16,232
Diluted weighted average shares outstanding	16,962	17,133

Per common share data:
Basic earnings per share	$0.13	$0.08
Diluted earnings per share	$0.12	$0.08

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Three months ended March 31, 2007 and 2006

(In thousands)

	2007	2006
Cash flows from operating activities:
Net income	$2,054	$1,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	974	600
Deferred income taxes	1,109	916
Issuance of stock for retirement savings plan and non-cash compensation expense	318	438
Changes in other operating items, net of effect of acquisition:
Accounts and other receivables	(504)	3,974
Inventories	23	—
Costs and estimated earnings in excess of billings on uncompleted contracts	(10,585)	(1,537)
Prepaid expenses and other current assets	(565)	(466)
Accounts payable and accrued expenses	239	(751)
Billings in excess of costs and estimated earnings on uncompleted contracts	602	(2,014)
Other	(93)	(122)
Net cash provided by (used in) operating activities	(6,428)	2,407

Cash flows from investing activities:
Additions to property, plant and equipment	(125)	(165)
Acquisition, net of cash acquired	(5,317)	(619)
Net cash used in investing activities	(5,442)	(784)

Cash flows from financing activities:
Net proceeds from short-term borrowings	3,852	1,732
Capital stock restructuring	—	(20,826)
Repayment of note receivable from shareholder	—	495
Repurchases of common stock in the open market	(983)	(71)
Proceeds from issuance of common stock	610	14
Payments on obligations under capital leases	(14)	(28)
Net cash provided by (used in) financing activities	3,465	(18,684)

Effect of exchange rate changes on cash and cash equivalents	(2)	17
Net decrease in cash and cash equivalents	(8,407)	(17,044)
Cash and cash equivalents at beginning of period	8,660	18,118
Cash and cash equivalents at end of period	$253	$1,074

Non-cash financing activity:
Reduction in carrying value of Gabelli Notes upon exercise of detachable stock purchase warrants	$2,099	$—
Capital lease obligation	121	—

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2007
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

On January 23, 2007, General Physics completed the acquisition of certain operating assets and the business of Sandy Corporation (“Sandy”), a leader in custom product sales training and part of the ADP Dealer Services division of ADP, Inc. (“ADP”). Sandy, which is run as an unincorporated division of General Physics, offers custom sales training and print-based and electronic publications primarily to the automotive industry. The final purchase price consisted of $4,393,000 in cash paid to ADP from cash on hand and the assumption of certain liabilities by General Physics to complete contracts. In addition, General Physics may be required to pay ADP up to an additional $8,000,000, contingent upon Sandy achieving certain revenue targets, as defined in the purchase agreement, during the two twelve-month periods following the completion of the acquisition. Sandy is reported as a separate business segment for reporting purposes and its results of operations are included in the Company’s condensed consolidated financial statements since the date of acquisition. See notes 3 and 10 for further details.

On February 3, 2006, General Physics completed the acquisition of Peters Management Consultancy Ltd. (PMC), a performance improvement and training company in the United Kingdom.  General Physics acquired 100% ownership of PMC for a purchase price of $1.3 million in cash. PMC is included in the Company’s Manufacturing & BPO segment and its results are included in the condensed consolidated financial statements since the date of acquisition.

The accompanying condensed consolidated balance sheet as of March 31, 2007 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2007 and 2006 have not been audited, but have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006, as presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2007 interim period are not necessarily indicative of results to be expected for the entire year.

The condensed consolidated financial statements include the operations of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

 (2)                  Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the periods.  Diluted EPS reflects the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The Company’s dilutive common stock equivalent shares consist of stock options, restricted stock units, and warrants to purchase shares of common stock computed under the treasury stock method, using the average market price during the period. The following table presents instruments which were not dilutive and were excluded from the computation of diluted EPS in each period, as well as the dilutive common stock equivalent shares which were included in the computation of diluted EPS:

	Three months ended
	March 31,
	2007	2006
	(In thousands)
Non-dilutive instruments	579	585

Dilutive common stock equivalents	654	901

(3)               Acquisition

On January 23, 2007, General Physics completed the acquisition of Sandy, a leader in custom product sales training and part of the ADP Dealer Services division of ADP. Sandy, which is run as an unincorporated division of General Physics, offers custom sales training and print-based and electronic publications primarily to the automotive industry. General Physics acquired certain assets and the business of Sandy for a final purchase price of $4,393,000 cash paid to ADP from cash on hand and the assumption of certain liabilities to complete contracts. In addition, General Physics may be required to make payments of up to an additional $8,000,000, contingent upon Sandy achieving certain revenue targets, as defined in the purchase agreement, during the two twelve-month periods following completion of the acquisition. In connection with the acquisition and in accordance with Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations, the Company recorded $1,020,000 of goodwill, representing the excess of the purchase price over the net tangible and intangible assets acquired and $924,000 of third party acquisition costs. Sandy is reported as a separate business segment and the results of its operations have been included in the condensed consolidated financial statements since the date of acquisition.

The preliminary estimated purchase price consists of the following (in thousands):

Cash purchase price	$4,393
Estimated acquisition costs	924
Total estimated purchase price	$5,317

The Company’s preliminary purchase price allocation for the net assets acquired is as follows (in thousands):

Inventory	$783
Prepaid expenses and other current assets	76
Property, plant and equipment, net	134
Intangible assets	6,006
Goodwill	1,020
Total assets	8,019
Accounts payable, accrued expenses and other liabilities	1,090
Billings in excess of costs and estimated earnings on uncompleted contracts	1,612
Total liabilities assumed	2,702

Net assets acquired	$5,317

The Company recorded customer-related intangible assets as a result of the acquisition, which included $4,701,000 relating to customer lists and relationships acquired to be amortized over an estimated useful life of 12 years, and $1,305,000 relating to contract backlog for future services under firm contracts to be amortized over 14 months subsequent to the acquisition in proportion to the amount of related backlog to be recognized in revenue. During the three months ended March 31, 2007, the Company recognized $463,000 of amortization expense for these intangible assets, which was comprised of $398,000 of amortization related to the contract backlog intangible asset and $65,000 of amortization related to the customer lists and relationships intangible asset.

The following unaudited pro forma condensed consolidated results of operations assume that the acquisition of Sandy was completed as of January 1 for each of the interim periods shown below:

	Three months ended
	March 31,
	2007	2006
	(In thousands, except per share amounts)
Revenue	$57,491	$59,774
Net income	2,143	1,718
Basic earnings per share	0.13	0.11
Diluted earnings per share	0.13	0.10

The pro forma data above may not be indicative of the results that would have been obtained had the acquisition actually been completed at the beginning of the periods presented, nor does it intend to be a projection of future results.

(4)                     Inventory

Sandy produces brand specific glovebox portfolios, brochures and accessory kits for its customers, which are installed in new cars and trucks at the time of vehicle assembly. Sandy designs these items and outsources their manufacture to suppliers which provide the raw materials, bind and/or sew the portfolio, assemble its contents, and ship the finished product to its customers’ assembly plants.  Although the inventory is kept at third party suppliers, the Company has title to the inventory and bears the risk of loss. As of March 31, 2007, the Company had inventories of $760,000, which primarily consisted of raw materials for the glovebox portfolios, brochures and accessory kits.

(5)                     Stock-Based Compensation

The Company accounts for its stock-based compensation awards under SFAS No. 123R, Share-Based Payment (SFAS No. 123R) which requires companies to recognize compensation expense for all equity-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Three months ended March 31,
	2007	2006
Non-qualified stock options	$11	$75
Restricted stock units	75	75
Board of Director stock grants	23	6
Total stock-based compensation expense (pre-tax)	$109	$156

Pursuant to the Company’s 1973 Non-Qualified Stock Option Plan, as amended (the “Non-Qualified Plan”), and 2003 Incentive Stock Plan (the “2003 Plan”), the Company may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of the Company’s common stock to officers, employees or members of the Board of Directors. As of March 31, 2007, the Company had non-qualified stock options, restricted stock, and restricted stock units outstanding under these plans as discussed below.

Non-Qualified Stock Options

Summarized information for the Company’s non-qualified stock options is as follows:

			Weighted
		Weighted	average	Aggregate
	Number of	average	remaining	intrinsic
Stock Options	options	exercise price	years	value
Outstanding at December 31, 2006	572,108	$5.48
Granted	—
Exercised	(124,332)	4.91
Cancelled/expired	(14,379)	5.32
Outstanding at March 31, 2007	433,397	5.65	1.69	$1,440,000
Exercisable at March 31, 2007	423,756	5.63	1.70	$1,413,000

Restricted Stock Units

In addition to stock options, the Company issues restricted stock units to key employees and members of the Board of Directors based on meeting certain service goals. The stock units vest to the recipients at various dates, up to five years, based on fulfilling service requirements. In accordance with SFAS No. 123R, the Company recognizes the value of the market price of the underlying stock on the date of grant to compensation expense over the requisite service period. Upon vesting, the stock units may be settled in shares of the Company’s common stock. Summarized share information for the Company’s restricted stock units is as follows:

		Weighted
	Three months ended	average
	March 31,	grant date
	2007	fair value
	(In shares)	(In dollars)
Outstanding and unvested, December 31, 2006	181,000	$7.53
Granted	74,000	8.96
Vested	(2,000)	7.42
Forfeited	(3,000)	7.54
Outstanding and unvested, March 31, 2007	250,000	$7.95

During the first quarter of 2007, the Company granted 74,000 restricted stock units to key employees in connection with the acquisition of Sandy. The awards had a grant date fair value of $8.96, and vest over a weighted average period of 4.4 years.

(6)                     Short-Term Borrowings

General Physics has a $25 million Financing and Security Agreement (the ”Credit Agreement”), as amended, with a bank that expires on August 12, 2007 with annual renewal options. The Credit Agreement is secured by certain assets of General Physics and provides for an unsecured guaranty from the Company.

The interest rate on the Credit Agreement is the daily LIBOR market index rate plus 3.0%. Based upon the financial performance of General Physics, the interest rate can be reduced. As of March 31, 2007, the rate was reduced to LIBOR plus 2.50%, which resulted in a rate of approximately 7.8%. The Credit Agreement contains covenants with respect to General Physics’ minimum tangible net worth, total liabilities ratio, leverage ratio, interest coverage ratio and its ability to make capital expenditures. The Credit Agreement also contains certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends. In connection with the acquisition of Sandy, the bank provided a waiver in which it consented to the acquisition and agreed not to test the tangible net worth and total liabilities covenants as of March 31, 2007. General Physics was in compliance with all other loan covenants under the Credit Agreement as of March 31, 2007. In addition, General Physics is currently restricted from paying dividends or management fees to the Company in excess of $1,000,000 in any year, with the exception of a waiver by the lender provided in January 2006 which permits General Physics to provide cash to the Company to repurchase up to $5 million of shares of its outstanding common stock in the open market.

As of March 31, 2007, General Physics had $3,852,000 of outstanding borrowings under the Credit Agreement and there was approximately $18,049,000 of available borrowings based upon 80% of eligible accounts receivable and 80% of eligible unbilled receivables.  As of December 31, 2006, General Physics had no amounts outstanding under the Credit Agreement.

(7)                     Long-Term Debt

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2007	2006
6% conditional subordinated notes due 2008 (a)	$4,070	$6,483
ManTech Note (b)	5,251	5,251
Capital lease obligations	138	30
	9,459	11,764
Less warrant related discount, net of accretion	(450)	(838)
	9,009	10,926
Less current maturities	(137)	(30)
	$8,872	$10,896

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

Subsequent to the spin-off of NPDC in 2004 and GSE Systems, Inc. (GSE) in 2005, and in accordance with the anti-dilution provisions of the warrant agreement for stock splits, reorganizations, mergers and similar transactions, the number of GP Warrants was adjusted to 984,116 and the exercise price was adjusted to $5.85 per share. The GP warrants are exercisable at any time until August 2008. The exercise price may be paid in cash, by delivery of the Gabelli Notes, or a combination of the two. During the year ended December 31, 2006, Gabelli exercised 197,823 GP Warrants for a total exercise price of $1,157,000 which was paid in the form of $140,000 cash and delivery of $1,017,000 of the Gabelli Notes.  During the three months ended March 31, 2007, Gabelli exercised 412,431 GP Warrants for a total exercise price of $2,413,000 which further reduced the principal balance of the Gabelli Notes. As of March 31, 2007, there were 373,862 GP Warrants with an exercise price of $5.85 outstanding and exercisable.

The fair value of the GP Warrants at the date of issuance was $2,389,000, which reduced long-term debt in the accompanying condensed consolidated balance sheets and is being accreted as additional interest expense using the effective interest rate over the term of the Gabelli Notes. The Gabelli Notes have a yield to maturity of 15.436% based on the discounted value. Accretion charged as interest expense was approximately $75,000 and $119,000 for the three months ended March 31, 2007 and 2006, respectively. The exercises of the GP Warrants during 2007 resulted in a decrease of $2,099,000 in the carrying value of the Gabelli Notes, which was reclassified to equity to reflect the issuance of shares of common stock upon exercise.

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

(8)                     Comprehensive Income

The following are the components of comprehensive income (in thousands):

	Three months ended
	March 31,
	2007	2006
Net income	$2,054	$1,369
Other comprehensive income (loss) — foreign currency translation	33	(33)
Comprehensive income	$2,087	$1,336

As of March 31, 2007 and December 31, 2006, accumulated other comprehensive loss was $607,000 and $640,000, respectively, and consisted of foreign currency translation adjustments.

(9)                     Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN No. 48). FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under FIN No. 48, a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under FIN No. 48 would equal the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  FIN No. 48 was effective as of January 1, 2007 for calendar-year companies.  In applying the new accounting model prescribed by FIN No. 48, the Company was required to determine and assess all material positions existing as of the adoption date, including all significant uncertain positions, in all tax years, that were still subject to assessment or challenge under relevant tax statutes.

Upon adoption on January 1, 2007, the Company recorded a net decrease of $98,000 to retained earnings to reflect the cumulative effect adjustment for FIN No. 48. As of January 1, 2007, the Company had $2,218,000 of unrecognized tax benefits, all of which would impact the effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of January 1, 2007, the Company had no accrued interest or penalties. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U. S. federal, state and local, or non-U.S. income tax examination by tax authorities for years prior to 2002.

(10)              Business Segments

Prior to the acquisition of Sandy on January 23, 2007, the Company had two reportable business segments. Subsequent to the acquisition, Sandy is being run as an unincorporated operating group of General Physics. The Company determined that the operations of Sandy constitute a separate reportable business segment and its results of operations are included in the Sandy Sales Training & Marketing segment since the effective date of the acquisition. As of March 31, 2007, the Company’s three reportable business segments are: 1) Process, Energy & Government; 2) Manufacturing & Business Process Outsourcing (BPO); and 3) Sandy Sales Training & Marketing. The Company is organized by operating group primarily based upon the markets served by each group and the services performed.  The Process, Energy & Government and Manufacturing & BPO segments represent an aggregation of the Company’s operating segments in accordance with the aggregation criteria in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), and the Sandy Sales Training & Marketing segment represents one operating segment as defined in SFAS No. 131.  Below is a description of each of the Company’s reportable business segments.

•                  Process, Energy & Government  — this segment primarily serves federal and state governmental agencies, large government contractors, petroleum and chemical refining companies, and electric power utilities and provides engineering consulting, design and evaluation services regarding facilities, the environment, processes and systems, and staff augmentation, curriculum design and development, and training and technical services.

•                  Manufacturing & BPO — this segment primarily serves large companies in the automotive, steel, pharmaceutical, electronics, and other industries as well as certain governmental clients and provides training, curriculum design and development, staff augmentation, e-learning services, system hosting, integration and help desk support, business process and training outsourcing, and consulting and technical services.

•                  Sandy Sales Training & Marketing — this segment provides custom sales training and print-based and electronic publications primarily to the automotive industry.

For the three months ended March 31, 2007 and 2006, sales to the United States government and its agencies represented approximately 20% and 33%, respectively, of the Company’s revenue. Revenue from the Department of the Army, which is included in the Process, Energy & Government segment, accounted for approximately 10% and 16% of the Company’s revenue for the three months ended March 31, 2007 and 2006, respectively.

Subsequent to the acquisition of Sandy, the Company has a concentration of revenue from General Motors and its affiliates as well as a market concentration in the automotive sector. Revenue from General Motors and its affiliates accounted for approximately 20% of the Company’s revenue for the three months ended March 31, 2007, and revenue from the automotive industry accounted for approximately 25% of the Company’s revenue for the three months ended March 31, 2007.

The Company does not allocate the following corporate items to the segments: other income and interest expense; selling, general and administrative expense; and income tax expense.  Inter-segment revenue is eliminated in consolidation and is not significant.

The following tables set forth the revenue and operating income of each of the Company’s operating segments and includes a reconciliation of segment revenue to consolidated revenue and operating income to consolidated income before income tax expense (in thousands):

	Three months ended
	March 31,
	2007	2006
Revenue:
Process, Energy & Government	$16,778	$19,673
Manufacturing & BPO	24,563	23,855
Sandy Sales Training & Marketing	12,202	—
	$53,543	$43,528
Operating income:
Process, Energy & Government	$1,931	$1,488
Manufacturing & BPO	1,461	1,632
Sandy Sales Training & Marketing	539	—
Corporate and other general and administrative expenses	(508)	(730)
	3,423	2,390

Interest expense	(272)	(414)
Other income	371	404
Income before income tax expense	$3,522	$2,380

(11)     Related Party Transactions

Prior to the spin-off of NPDC in 2004, NPDC was a wholly-owned subsidiary of the Company.  In connection with the spin-off, NPDC entered into a separate management agreement with the Company pursuant to which the Company provides certain general corporate services to NPDC and is reimbursed for such services.  The term of the agreement extends for three years from the date of the spin-off, or through November 24, 2007, and may be terminated by either NPDC or the Company on or after July 30, 2006 with 180 days prior written notice.  For the three months ended March 31, 2007 and 2006, the Company charged NPDC approximately $213,000 and $228,000, respectively, for services under the management agreement, which is included as a reduction of selling, general and administrative expense.

(12)     Guarantees

Subsequent to the spin-off of NPDC, the Company continues to guarantee certain obligations of NPDC’s subsidiaries, Five Star Products, Inc. (“Five Star”) and MXL Industries, Inc. (“MXL”).  The Company guaranteed certain operating leases for Five Star’s New Jersey and Connecticut warehouses, totaling approximately $1,589,000 per year through March 31, 2007.  The Company also guarantees the repayment of one debt obligation of MXL, which is secured by property and certain equipment of MXL. The aggregate outstanding balance of MXL’s debt obligation as of March 31, 2007 was $1,080,000.  The Company’s guarantee expires upon the maturity of the debt obligation in March 2011.

(13)              Litigation

In November 2004, an arbitrator awarded the Company $12,274,000 in damages and $6,016,000 in interest in connection with the Company’s 1998 acquisition of Learning Technologies from various subsidiaries (“Systemhouse”) of MCI Communications Corporation (“MCI”) which were subsequently acquired by Electronic Data Systems Corporation (“EDS”). EDS made a payment of $18,428,000 which included post-award interest of $139,000 to satisfy its obligation under the arbitration award. The Company recognized a gain on arbitration settlement, net of legal fees and expenses of $13,660,000 in 2004.

In November 2005, the Company settled its remaining fraud claims against EDS and Systemhouse in connection with the acquisition of Learning Technologies. Pursuant to the settlement, EDS made a cash payment to the Company in the amount of $9,000,000 in December 2005. The Company recognized a gain on the litigation settlement, net of legal fees and expenses, of approximately $5,552,000 in the fourth quarter of 2005.  In accordance with a spin-off agreement with NPDC, the Company made an additional capital contribution to NPDC of approximately $1,201,000 of the settlement proceeds.

The Company’s original fraud action included MCI as a defendant. The fraud action against MCI had been stayed as a result of MCI’s bankruptcy filing in 2002, and the Company’s claims against MCI were not tried or settled with the claims against EDS and Systemhouse.  On December 13, 2005, the Bankruptcy Court heard arguments on a summary judgment motion that MCI had made before filing for bankruptcy.  On September 12, 2006, the Bankruptcy Court asked the parties to submit further briefs concerning whether the summary judgment motion should be decided based on the standard applicable to such motions under state or federal law.  A decision on the motion for summary judgment has not been issued. Pursuant to the spin-off agreement with NPDC, the Company will contribute to NPDC 50% of any proceeds received, net of legal fees and taxes, with respect to the litigation claims.

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

Prior to the acquisition of Sandy Corporation (“Sandy”) on January 23, 2007, the Company had two reportable business segments. Subsequent to the acquisition, Sandy is being run as an unincorporated operating group of General Physics. The Company determined that the operations of Sandy constitute a separate reportable business segment and its results of operations are included in the Sandy Sales Training & Marketing segment since the effective date of the acquisition. As of March 31, 2007, the Company’s three reportable business segments are: 1) Process, Energy & Government; 2) Manufacturing & Business Process Outsourcing (BPO); and 3) Sandy Sales Training & Marketing. The Company is organized by operating group primarily based upon the markets served by each group and the services performed. The Process, Energy & Government and Manufacturing & BPO segments represent an aggregation of the Company’s operating segments in accordance with the aggregation criteria in Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), and the Sandy Sales Training & Marketing segment represents one operating segment as defined in SFAS No. 131.

The following is a description of the Company’s three reportable business segments:

•                  Process, Energy & Government — this segment primarily serves federal and state governmental agencies, large government contractors, petroleum and chemical refining companies, and electric power utilities and provides engineering consulting, design and evaluation services regarding facilities, the environment, processes and systems, and staff augmentation, curriculum design and development, and training and technical services.

•                  Manufacturing & BPO - this segment primarily serves large companies in the automotive, steel, pharmaceutical, electronics, and other industries as well as certain governmental clients and provides training, curriculum design and development, staff augmentation, e-learning services, system hosting, integration and help desk support, business process and training outsourcing, and consulting and technical services.

•                  Sandy Sales Training & Marketing - this segment provides custom sales training and print-based and electronic publications primarily to the automotive industry.

Significant Events

Acquisition

On January 23, 2007, General Physics completed the acquisition of certain operating assets and the business of Sandy, a leader in custom product sales training and part of the ADP Dealer Services division of ADP. The Sandy business is run as an unincorporated division of General Physics. Sandy offers custom sales training and print-based and electronic publications primarily to the automotive industry. The final purchase price consisted of approximately $4.4 million in cash paid to ADP from cash on hand and the assumption of certain liabilities by General Physics to complete contracts. In addition, General Physics may be required to pay ADP up to an additional $8.0 million, contingent upon Sandy achieving certain revenue targets, as defined in the purchase agreement, during the two twelve-month periods following the completion of the acquisition.

The preliminary estimated purchase price consists of the following (in thousands):

Cash purchase price	$4,393
Estimated acquisition costs	924
Total estimated purchase price	$5,317

The Company’s preliminary purchase price allocation for the net assets acquired is as follows (in thousands):

Inventory	$783
Prepaid expenses and other current assets	76
Property, plant and equipment, net	134
Intangible assets	6,006
Goodwill	1,020
Total assets	8,019
Accounts payable, accrued expenses and other liabilities	1,090
Billings in excess of costs and estimated earnings on uncompleted contracts	1,612
Total liabilities assumed	2,702

Net assets acquired	$5,317

The Company recorded customer-related intangible assets as a result of the acquisition, which included $4,701,000 relating to customer lists and relationships acquired to be amortized over an estimated useful life of 12 years, and $1,305,000 relating to contract backlog for future services under firm contracts to be amortized over 14 months subsequent to the acquisition in proportion to the amount of related backlog to be recognized in revenue. During the three months ended March 31, 2007, the Company recognized $463,000 of amortization expense for these intangible assets, which was comprised of $398,000 of amortization related to the contract backlog intangible asset and $65,000 of amortization related to the customer lists and relationships intangible asset.

The following unaudited pro forma condensed consolidated results of operations assume that the acquisition of Sandy was completed as of January 1 for each of the interim periods shown below:

	Three months ended
	March 31,
	2007	2006
	(In thousands, except per share amounts)

Revenue	$57,491	$59,774
Net income	2,143	1,718
Basic earnings per share	0.13	0.11
Diluted earnings per share	0.13	0.10

The pro forma data above may not be indicative of the results that would have been obtained had the acquisition actually been completed at the beginning of the periods presented, nor does it intend to be a projection of future results.

Operating Highlights

Three Months ended March 31, 2007 compared to the Three Months ended March 31, 2006

For the three months ended March 31, 2007, the Company had income before income tax expense of $3.5 million compared to $2.4 million for the three months ended March 31, 2006.  The improved results were primarily due to increased operating income of $1.0 million, the components of which are discussed below. In connection with its share repurchase program, the Company repurchased 107,500 shares of common stock in the open market during the three months ended March 31, 2007 for approximately $1.0 million in cash. As of March 31, 2007, there was approximately $0.9 million remaining to be used for repurchases under the original $5 million buyback program which was authorized in January 2006.

Revenue

(Dollars in thousands)	Three months ended
	March 31,
	2007	2006

Process, Energy & Government	$16,778	$19,673
Manufacturing & BPO	24,563	23,855
Sandy Sales Training & Marketing	12,202	—
	$53,543	$43,528

Process, Energy & Government revenue decreased $2.9 million or 14.7% during the first quarter of 2007 compared to the same period in 2006. The decrease in revenue is primarily due to a decrease in revenue of $2.7 million largely due to the completion of chemical demilitarization projects during 2006 and a $0.6 million decline in revenue funding for the Domestic Preparedness Equipment Technical Assistance Program (DPETAP) during the first quarter of 2007. In addition, there was a $1.1 million decrease in hurricane recovery services and a $0.6 million net decline in products and services for the energy sector primarily due to contracts concluding in 2007.  These decreases were offset by an increase of $0.9 million for construction jobs primarily for liquefied natural gas (LNG) facilities, and an increase of $1.2 million in engineering and training services for the petroleum and refining industry.

Manufacturing & BPO revenue increased $0.7 million or 3.0% during the first quarter of 2007 compared to the same period in 2006. The increase in revenue is due to a $0.6 million net increase in the expansion of business process outsourcing services with new and existing customers.  This net increase is comprised of $2.0 million of increases with new and existing customers, offset by a decrease in revenue of $1.4 million from a BPO client in 2007 due to a reduction in volume. In addition, revenue from our operations in the United Kingdom increased $0.3 million due to expansion of BPO and technical training services, and revenue related to training and consulting services with steel customers increased by $0.5 million. These net increases in revenue were offset by a $0.7 million net revenue decrease in e-learning implementation and content development services due to contracts concluding in 2007.

The acquisition of Sandy resulted in an increase in revenue of $12.2 million during the first quarter of 2007. The results of Sandy’s operations have been included in the Company’s consolidated statements of operations since the completion of the acquisition on January 23, 2007.  Subsequent to the acquisition of Sandy, the Company increased its concentration of revenue from General Motors and its affiliates as well as its market concentration in the automotive sector. Revenue from General Motors and its affiliates accounted for approximately 20% of the Company’s revenue for the three months ended March 31, 2007, and revenue from the automotive industry accounted for approximately 25% of the Company’s revenue for the three months ended March 31, 2007.

Gross Profit

(Dollars in thousands)	Three months ended
	March 31,
	2007		2006
		% Revenue		% Revenue
Process, Energy & Government	$3,101	18.5%	$2,708	13.8%
Manufacturing & BPO	3,164	12.9%	3,054	12.8%
Sandy Sales Training & Marketing	1,777	14.6%	—	—
	$8,042	15.0%	$5,762	13.2%

Process, Energy & Government gross profit of $3.1 million or 18.5% of revenue for the first quarter of 2007 increased by $0.4 million or 14.5% when compared to gross profit of approximately $2.7 million or 13.8% of revenue for the first quarter of 2006. This increase in gross profit is primarily attributable to revenue and margin increases in construction and petroleum and refining related projects which more than offset the margin decrease in those areas with declining revenue discussed above. The increase in margin on these projects was due to higher labor utilization, and overhead costs increasing at a lower rate than the revenue growth, on these projects during the first quarter of 2007 compared to the same period in 2006.

Manufacturing & BPO gross profit of $3.2 million or 12.9% of revenue for the first quarter of 2007 increased by $0.1 million or 3.6% when compared to gross profit of approximately $3.1 million or 12.8% of revenue for the first quarter of 2006. This increase in gross profit is primarily attributable to an increase in revenue from business process outsourcing customers, as contract costs have not increased at the same rate as our revenue growth in this area, resulting in increased profitability as compared to other contracts in this segment.

Sandy Sales Training and Marketing gross profit was $1.8 million or 14.6% of revenue for the first quarter of 2007. The results of Sandy’s operations have been included in the Company’s consolidated statements of operations since the completion of the acquisition on January 23, 2007.

Selling, General and Administrative Expenses

SG&A expenses increased $1.2 million or 37.0% from $3.4 million for the first quarter of 2006 to $4.6 million for the same period in 2007.  The increase is primarily due to the following: an increase in amortization expense of $0.5 million related to intangible assets recorded in connection with the acquisition of Sandy, an increase in labor, benefits and facilities expense of $0.3 million due to the Sandy acquisition, an increase in accounting fees of approximately $0.1 million, and the effect of a bad debt recovery of $0.3 million in the first quarter of 2006 which reduced SG&A expense in 2006 and did not recur in 2007.

Interest Expense

Interest expense decreased $0.1 million from $0.4 million for the first quarter of 2006 to $0.3 million for the first quarter of 2007.  The decrease is primarily due to a decrease in interest expense related to the Gabelli Notes as a result of warrant exercises by Gabelli during 2007 and 2006 which resulted in a decrease in the principal balance of the debt (see Note 7 to the accompanying condensed consolidated financial statements), as well as a decrease in amortization of deferred financing costs during the first quarter of 2007 compared to the same period in 2006.

Other Income

Other income was $0.4 million for both the first quarters of 2007 and 2006, and primarily consisted of income from a joint venture, interest income and investment income.

Income Tax Expense

Income tax expense was $1.5 million for the first quarter of 2007 compared to $1.0 million for the first quarter of 2006.  The increase is due to increased income before income tax expense for the first quarter of 2007 compared to the same period in 2006.  The effective income tax rate was 41.7% and 42.5% for the three months ended March 31, 2007 and 2006, respectively. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the federal and state statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Liquidity and Capital Resources

Working Capital

The Company had cash and cash equivalents totaling $0.3 million as of March 31, 2007, compared to $8.7 million as of December 31, 2006. The decrease in cash from December 31, 2006 is primarily due to the completion of the acquisition of Sandy during the first quarter of 2007 in which the Company paid ADP a cash purchase price of approximately $4.4 million from cash on hand and incurred costs to complete contracts in progress as of the acquisition date. In addition, the Company may be required to pay ADP up to an additional $8.0 million, contingent upon Sandy achieving certain revenue targets, as defined in the purchase agreement, during the two twelve-month periods following the completion of the acquisition. The Company also used approximately $1.0 million of cash to repurchase 107,500 shares of its common stock in the open market during the first quarter of 2007. In addition, the Company’s working capital and cash balance decreased due to the fact that the Company did not acquire Sandy’s accounts receivable and contract-related unbilled balances as of the acquisition date, which resulted in a short-term investment by the Company to complete contracts and a delay in the collection of billings (see Cash Flows section below).

The Company believes that cash generated from operations and borrowing availability under the Credit Agreement (described below), will be sufficient to fund the working capital and other requirements of the Company for the foreseeable future.

For the quarter ended March 31, 2007, the Company’s working capital decreased $2.8 million from $23.1 million at December 31, 2006 to $20.3 million at March 31, 2007. The decrease is primarily due to the use of cash in connection with the Sandy acquisition and share repurchases discussed above.

Cash Flows

Three months ended March 31, 2007 compared to the Three Months ended March 31, 2006

The Company’s cash balance decreased $8.4 million from $8.7 million as of December 31, 2006 to $0.3 million at March 31, 2007. The decrease in cash and cash equivalents during the first quarter of 2007 resulted from cash used in operating activities of $6.4 million and cash used in investing activities of $5.4 million, offset by cash provided by financing activities of $3.5 million.

Cash used in operating activities was $6.4 million for the first quarter of 2007 compared to cash provided by operating activities of $2.4 million for the same period in 2006.  The decrease in cash compared to the prior period is primarily due to unfavorable changes in operating assets and liabilities during the first quarter of 2007 compared to the same period in 2006, primarily due to an increase in costs and estimated earnings in excess of billings on uncompleted contracts as a result of costs incurred for Sandy contracts which had not yet been billed as of March 31, 2007.

Cash used in investing activities was $5.4 million for the first quarter of 2007 compared to $0.8 million for the same period in 2006.  The increase in cash used in investing activities is primarily due to $5.3 million of cash paid in connection with the acquisition of Sandy, which included the final cash purchase price of $4.4 million and third party acquisition costs of $0.9 million (see Note 3 to the accompanying condensed consolidated financial statements for further details and the preliminary estimated purchase price allocation), compared to $0.6 million of cash used in the first quarter of 2006 for the acquisition of Peters Management Consultancy Ltd. (PMC) in the United Kingdom.

Cash provided by financing activities was $3.5 million for the first quarter of 2007 compared to cash used in financing activities of $18.7 million for the same period in 2006.  The increase in cash is primarily due to $20.8 million of cash used in connection with the capital stock restructuring in 2006 which did not recur in 2007, an increase in short-term borrowings during the first quarter of 2007 of $2.1 million compared to the same period in 2006, and an increase in cash received from the exercise of stock options of $0.6 million during the first quarter of 2007 compared to the same period in 2006, offset by an increase of $0.9 million of cash used during the first quarter of 2007 for repurchases of common stock in the open market.

Short-term Borrowings and Long-term Debt

General Physics has a $25 million Credit Agreement with a bank that expires on August 12, 2007, as amended, with annual renewal options, and is secured by certain assets of General Physics and provides for an unsecured guaranty from the Company.  The interest rate on borrowings under the Credit Agreement is the daily LIBOR Market Index Rate plus 3.00%. Based upon the financial performance of General Physics, the interest rate can be reduced. As of March 31, 2007, the rate was reduced to LIBOR plus 2.50%, which resulted in a rate of approximately 7.8%.  The Credit Agreement contains covenants with respect to General Physics’ minimum tangible net worth, total liabilities ratio, leverage ratio, interest coverage ratio and its ability to make capital expenditures. The Credit Agreement also contains certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends. In connection with the acquisition of Sandy, the bank provided a waiver in which it consented to the acquisition and agreed not to test the tangible net worth and total liabilities covenants as of March 31, 2007. General Physics was in compliance with all other loan covenants under the Credit Agreement as of March 31, 2007.  General Physics is also currently restricted from paying dividends and management fees to the Company in excess of $1.0 million in any fiscal year, with the exception of a waiver by the lender which permits General Physics to provide cash to the Company to repurchase up to $5 million of additional shares of its outstanding common stock.  As of March 31, 2007, the Company had $3,852,000 of outstanding borrowings under the Credit Agreement and there was approximately $18,049,000 of available borrowings based upon 80% of eligible accounts receivable and 80% of eligible unbilled receivables.  As of December 31, 2006, the Company had no amounts outstanding under the Credit Agreement.

In August 2003, the Company issued and sold to four Gabelli funds $7.5 million aggregate principal amount of 6% Conditional Subordinated Notes due 2008 (Gabelli Notes) and 937,500 warrants (GP Warrants), each entitling the holder thereof to purchase (subject to adjustment) one share of the Company’s common stock at an exercise price of $8.00. The aggregate purchase price for the Gabelli Notes and GP Warrants was $7.5 million. The Gabelli Notes are secured by a mortgage on the Company’s former property located in Pawling, New York which was distributed to National Patent Development Corporation (NPDC) in connection with its spin-off in 2004. In addition, at any time that less than $1,875,000 million principal amount of the Gabelli Notes is outstanding, the Company may defease the obligations secured by the mortgage and obtain a release of the mortgage. Subsequent to the spin-offs of NPDC and GSE Systems, Inc. and in accordance with the anti-dilution provisions of the warrant agreement, the number of GP Warrants was adjusted to 984,116 and the exercise price was adjusted to $5.85 per share. During the year ended December 31, 2006, Gabelli exercised 197,823 GP Warrants for a total exercise price of $1,157,000, which was paid in the form of $140,000 cash and delivery of $1,017,000 of the Gabelli Notes. During the three months ended March 31, 2007, Gabelli exercised an additional 412,431 warrants for a total exercise price of $2,413,000, which further reduced the principal balance of the Gabelli Notes. As of March 31, 2007, there were 373,862 warrants with an exercise price of $5.85 outstanding and exercisable.

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

Certain of our accounting policies require higher degrees of judgment than others in their application. These include revenue recognition, impairment of intangible assets, including goodwill, and valuation of deferred tax assets. We discuss our accounting policies for impairment of intangible assets and valuation of deferred tax assets in Note 2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. As a result of the acquisition of Sandy during the first quarter of 2007, we have updated our accounting policy with respect to revenue recognition below.

Revenue Recognition

The Company provides services under time-and-materials, cost-reimbursable, fixed-price and fixed-fee per transaction contracts to both government and commercial customers. Each contract has different terms based on the scope, deliverables and complexity of the engagement, requiring the Company to make judgments and estimates about recognizing revenue. Revenue is recognized as services are performed.

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

For certain commercial fixed-fee per transaction contracts, revenue is recognized during the period in which services are delivered in accordance with the pricing outlined in the contracts.  For other commercial fixed price contracts which typically involve a discrete project, such as development of training content and materials, design of training processes, software implementation, or engineering projects, the contractual billing schedules are not based on the specified level of resources the Company is obligated to provide. These discrete projects generally do not contain milestones or other reliable measures of performance. As a result, revenue on these arrangements is recognized using the percentage-of-completion method based on the relationship of costs incurred to total estimated costs expected to be incurred over the term of the contract. The Company believes this methodology is a reasonable measure of proportional performance since performance primarily involves personnel costs and services are provided to the customer throughout the course of the projects through regular communications of progress toward completion and other project deliverables. In addition, the customer typically is required to pay the Company for the proportionate amount of work and cost incurred in the event of contract termination.

For certain fixed-fee per transaction and fixed price contracts in which the output of the arrangement is measurable, such as for the shipping of publications and print materials, revenue is recognized when the deliverable is met and the product is delivered based on the output method of performance.  The customer is required to pay for the cost incurred in the event of contract termination.

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

In connection with its delivery of products, primarily for publications delivered by the Sandy Sales Training & Marketing segment, the Company incurs shipping and handling costs which are billed to customers directly as a pass-through cost.  The Company’s policy provides for these expenses to be recorded as both revenue and direct cost of revenue in accordance with the provisions of EITF 00-10, Accounting for Shipping and Handling Fees and Costs.

Accounting Standard Adopted

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (FIN No. 48).  FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under FIN No. 48, a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under FIN No. 48 would equal the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information.  FIN No. 48 was effective as of January 1, 2007 for calendar-year companies.  In applying the new accounting model prescribed by FIN No. 48, the Company was required to determine and assess all material positions existing as of the adoption date, including all significant uncertain positions, in all tax years, that are still subject to assessment or challenge under relevant tax statutes. The Company adopted FIN No. 48 effective January 1, 2007. See Note 9 to the accompanying condensed consolidated financial statements for further details regarding the impact of adoption of FIN No. 48 on the Company’s consolidated financial statements.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements.  Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results.  We use words such as “expects”, “intends”, “believes”, “may”, “will,” “should,” “could,” “anticipates” and similar expressions to indicate forward-looking statements, but their absence does not mean a statement is not forward-looking. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, those factors set forth under Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and those other risks and uncertainties detailed in the Company’s periodic reports and registration statements filed with the Securities and Exchange Commission. We caution that these risk factors may not be exhaustive.  We operate in a continually changing business environment, and new risk factors emerge from time to time.  We cannot predict these new risk factors, nor can we assess the effect, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ from those expressed or implied by these forward-looking statements.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

We maintain a comprehensive set of disclosure controls and procedures (as defined in Rules 13a-15(e) and under the Securities Exchange Act of 1934 (“Exchange Act”)) designed to provide reasonable assurance that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC’s rules and forms.  Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective in providing reasonable assurance of the achievement of the objectives described above.

Internal Control Over Financial Reporting

During the first quarter ended March 31, 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s share repurchase activity for the three months ended March 31, 2007:

Issuer Purchases of Equity Securities
				Total number		Approximate
				of shares		dollar value of
	Total number		Average	purchased as		shares that may yet
	of shares		price paid	part of publicly		be purchased under
Month	purchased		per share	announced program		the program
January 1—31, 2007	—		—	—		—
February 1—28, 2007	—		—	—		—
March 1—31, 2007	122,090	(1)	$9.06	107,500	(2)	$902,000

(1)

Represents 107,500 shares repurchased in the open market in connection with the Company’s share repurchase program, 4,400 shares surrendered by an employee to satisfy the statutory tax withholding obligations upon the vesting of restricted stock units, and 10,190 shares repurchased from the Trustee of the GP Retirement Savings Plan to correct an imbalance of cash and stock in a unitized fund containing only cash and Company stock (the repurchased stock was subsequently included in Company contributions to the Plan after the imbalance had been corrected).

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

31.1

Certification of Chief Executive Officer of the Company dated May 10, 2007 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of Executive Vice President and Chief Financial Officer of the Company dated May 10, 2007 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification of Chief Executive Officer and Chief Financial Officer of the Company dated May 10, 2007 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*                    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GP STRATEGIES CORPORATION

May 10, 2007	/s/ SCOTT N. GREENBERG
Chief Executive Officer

/s/ SHARON ESPOSITO-MAYER
Executive Vice President and Chief Financial Officer