Form 10-Q
period 2007-06-30
GP STRATEGIES CORP
filed 2007-08-08
CIK 70415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of issuer's classes of common stock as of July 31, 2007:

Class	Outstanding
Common Stock, par value $.01 per share	16,873,138 shares

GP STRATEGIES CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

Part I. Financial Information

Item 1. Financial Statements

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 30,
	2007	December 31,
	(Unaudited)	2006
Assets
Current assets:
Cash and cash equivalents	$1,947	$8,660
Accounts and other receivables, less allowance for doubtful accounts
of $764 in 2007 and $665 in 2006	39,476	26,628
Inventories, net	814	—
Costs and estimated earnings in excess of billings on uncompleted contracts	20,287	11,257
Prepaid expenses and other current assets	8,606	6,411
Total current assets	71,130	52,956
Property, plant and equipment	7,902	6,985
Accumulated depreciation	(5,489)	(5,126)
Property, plant and equipment, net	2,413	1,859
Goodwill	60,590	56,815
Intangible assets, net of accumulated amortization of $1,959 in 2007
and $916 in 2006	5,612	645
Deferred tax assets	3,611	7,420
Other assets	2,686	1,705
	$146,042	$121,400
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$9,102	$—
Current maturities of long-term debt	90	30
Accounts payable and accrued expenses	31,456	22,903
Billings in excess of costs and estimated earnings on uncompleted contracts	8,190	6,881
Total current liabilities	48,838	29,814
Long-term debt less current maturities	7,872	10,896
Other noncurrent liabilities	1,055	959
Total liabilities	57,765	41,669

Stockholders’ equity:
Common stock, par value $0.01 per share	178	178
Additional paid-in capital	157,218	159,042
Accumulated deficit	(61,255)	(65,558)
Treasury stock at cost	(7,328)	(13,167)
Accumulated other comprehensive loss	(536)	(640)
Note receivable from stockholder	—	(124)
Total stockholders’ equity	88,277	79,731
	$146,042	$121,400

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue	$63,658	$45,779	$117,201	$89,307
Cost of revenue	54,354	38,822	99,855	76,588
Gross profit	9,304	6,957	17,346	12,719
Selling, general and administrative expenses	4,989	3,632	9,608	7,004
Operating income	4,315	3,325	7,738	5,715
Interest expense	387	443	659	857
Other income	143	180	514	584
Income before income tax expense	4,071	3,062	7,593	5,442
Income tax expense	1,724	1,317	3,192	2,328
Net income	$2,347	$1,745	$4,401	$3,114

Basic weighted average shares outstanding	16,584	15,550	16,447	15,889
Diluted weighted average shares outstanding	17,180	16,461	17,072	16,795

Per common share data:
Basic earnings per share	$0.14	$0.11	$0.27	$0.20
Diluted earnings per share	$0.14	$0.11	$0.26	$0.19

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2007 and 2006
(Unaudited, in thousands)

	2007	2006
Cash flows from operating activities:
Net income	$4,401	$3,114
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,998	1,135
Deferred income taxes	2,511	1,889
Non-cash compensation expense	856	870
Changes in other operating items, net of effect of acquisitions:
Accounts and other receivables	(11,676)	4,138
Inventories	(31)	—
Costs and estimated earnings in excess of
billings on uncompleted contracts	(9,030)	(1,622)
Prepaid expenses and other current assets	(1,415)	628
Accounts payable and accrued expenses	4,067	(1,837)
Billings in excess of costs and estimated
earnings on uncompleted contracts	(157)	(1,646)
Other	160	71
Net cash provided by (used in) operating activities	(8,316)	6,740

Cash flows from investing activities:
Additions to property, plant and equipment	(702)	(447)
Acquisitions, net of cash acquired	(9,014)	(619)
Capitalized software development costs	(583)	—
Net cash used in investing activities	(10,299)	(1,066)

Cash flows from financing activities:
Net proceeds from short-term borrowings	9,102	—
Cash overdraft	2,756	—
Capital stock restructuring	—	(20,826)
Repayment of note receivable from shareholder	124	495
Repurchases of common stock in the open market	(1,366)	(1,662)
Proceeds from issuance of common stock	1,338	423
Payments on obligations under capital leases	(61)	(53)
Net cash provided by (used in) financing activities	11,893	(21,623)

Effect of exchange rate changes on cash and cash equivalents	9	(5)
Net decrease in cash and cash equivalents	(6,713)	(15,954)
Cash and cash equivalents at beginning of period	8,660	18,118
Cash and cash equivalents at end of period	$1,947	$2,164

Non-cash financing activity:
Reduction in carrying value of Gabelli Notes upon exercise of warrants	$3,225	$—
Capital lease obligation	121	—

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2007
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

On January 23, 2007, General Physics completed the acquisition of certain operating assets and the business of Sandy Corporation (“Sandy”), a leader in custom product sales training and part of the ADP Dealer Services division of ADP, Inc. (“ADP”). Sandy, which is run as an unincorporated division of General Physics, offers custom sales training and print-based and electronic publications primarily to the automotive industry. The final purchase price consisted of $4,393,000 in cash paid to ADP from cash on hand and the assumption by General Physics of certain liabilities to complete contracts. In addition, General Physics may be required to pay ADP up to an additional $8,000,000, contingent upon Sandy achieving certain revenue targets, as defined in the purchase agreement, during the two twelve-month periods following the completion of the acquisition. Sandy is reported as a separate business segment for reporting purposes and its results of operations are included in the Company’s condensed consolidated financial statements since the date of acquisition. See notes 3 and 11 for further details.

On June 1, 2007, General Physics, through its wholly owned subsidiary, General Physics (UK) Ltd. (“GPUK”), completed the acquisition of Smallpeice Enterprises Ltd. (“SEL”), a provider of business improvement technical and management training services in the United Kingdom. GPUK acquired 100% ownership of SEL for a purchase price of approximately $3.5 million in cash, subject to post-closing adjustment based on actual net assets. In addition, GPUK may be required to pay the seller up to an additional $1.8 million, contingent upon SEL achieving certain earnings targets, as defined in the purchase agreement, during the one-year period following completion of the acquisition. SEL is included in the Company’s Manufacturing & BPO segment and its results of operations are included in the condensed consolidated financial statements since the date of the acquisition.

The accompanying condensed consolidated balance sheet as of June 30, 2007, the condensed consolidated statements of operations for the three and six months ended June 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 have not been audited, but have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006, as presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2007 interim period are not necessarily indicative of results to be expected for the entire year. Certain amounts in 2006 have been reclassified to conform with the presentation for 2007.

The condensed consolidated financial statements include the operations of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

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

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)
Non-dilutive instruments	597	574	588	579

Dilutive common stock equivalents	596	911	625	906

(3)	Acquisitions

Sandy Corporation

On January 23, 2007, General Physics completed the acquisition of Sandy, a leader in custom product sales training and part of the ADP Dealer Services division of ADP. Sandy, which is run as an unincorporated division of General Physics, offers custom sales training and print-based and electronic publications primarily to the automotive industry. General Physics acquired certain assets and the business of Sandy for a final purchase price of $4,393,000 cash paid to ADP from cash on hand and the assumption of certain liabilities to complete contracts. In addition, General Physics may be required to make payments of up to an additional $8,000,000, contingent upon Sandy achieving certain revenue targets, as defined in the purchase agreement, during the two twelve-month periods following completion of the acquisition. In connection with the acquisition and in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, the Company recorded $679,000 of goodwill, representing the excess of the purchase price over the net tangible and intangible assets. Sandy is reported as a separate business segment and the results of its operations have been included in the condensed consolidated financial statements since the date of acquisition.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

The purchase price consisted of the following (in thousands):

Cash purchase price	$4,393
Estimated acquisition costs	964
Total estimated purchase price	$5,357

The Company’s preliminary purchase price allocation for the net assets acquired is as follows (in thousands):

Inventory	$783
Prepaid expenses and other current assets	67
Property, plant and equipment, net	134
Intangible assets	6,006
Goodwill	679
Total assets	7,669
Accounts payable, accrued expenses and
other liabilities	1,004
Billings in excess of costs and estimated
earnings on uncompleted contracts	1,308
Total liabilities assumed	2,312
Net assets acquired	$5,357

The Company recorded customer-related intangible assets as a result of the acquisition, which included $4,701,000 relating to customer lists and relationships acquired to be amortized over an estimated useful life of 12 years, and $1,305,000 relating to contract backlog for future services under firm contracts to be amortized over 14 months subsequent to the acquisition in proportion to the amount of related backlog to be recognized in revenue. During the three and six months ended June 30, 2007, the Company recognized $463,000 and $926,000 of amortization expense for these intangible assets, respectively. The amortization related to the contract backlog intangible asset totaled $365,000 and $763,000 for the three and six months ended June 30, 2007, respectively, and the amortization related to the customer lists and relationships intangible asset totaled $98,000 and $163,000 for the three and six months ended June 30, 2007, respectively.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

The following unaudited pro forma condensed consolidated results of operations assume that the acquisition of Sandy was completed as of January 1 for each of the interim periods shown below:

	Six months ended
	June 30,
	2007	2006
	(In thousands, except per share amounts)
Revenue	$121,149	$123,471
Net income	4,490	3,948
Basic earnings per share	0.27	0.25
Diluted earnings per share	0.26	0.24

The pro forma data above may not be indicative of the results that would have been obtained had the acquisition actually been completed at the beginning of the periods presented, nor is it intended to be a projection of future results.

Smallpeice Enterprises Ltd. (SEL)

On June 1, 2007, General Physics through its wholly owned GPUK subsidiary, completed the acquisition of SEL, a provider of business improvement technical and management training services in the United Kingdom. GPUK acquired 100% ownership of SEL for a purchase price of approximately $3.5 million in cash, subject to post-closing adjustment based on actual net assets, and incurred approximately $0.2 million of acquisition costs. In addition, General Physics may be required to pay the seller up to an additional $1.8 million, contingent upon SEL achieving certain earnings targets, as defined in the purchase agreement, during the one-year period following completion of the acquisition. The Company is currently completing the purchase price allocation among the net tangible and intangible assets. SEL is included in the Company’s Manufacturing & BPO segment and its results of operations are included in the condensed consolidated financial statements since the date of the acquisition. The pro-forma impact of the SEL acquisition is not material to the Company’s results of operations for the three and six months ended June 30, 2007.

(4)	Inventory

Sandy produces brand specific glovebox portfolios, brochures and accessory kits for its customers, which are installed in new cars and trucks at the time of vehicle assembly. Sandy designs these items and outsources their manufacture to suppliers which provide the raw materials, bind and/or sew the portfolio, assemble its contents, and ship the finished product to its customers’ assembly plants. Although the inventory is kept at third party suppliers, the Company has title to the inventory and bears the risk of loss. As of June 30, 2007, the Company had inventories of $814,000, which primarily consisted of raw materials for the glovebox portfolios, brochures and accessory kits.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

(5)	Stock-Based Compensation

The Company accounts for its stock-based compensation awards under SFAS No. 123R, Share-Based Payment (SFAS No. 123R) which requires companies to recognize compensation expense for all equity-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Non-qualified stock options	$17	$64	$28	$139
Restricted stock units	99	84	174	159
Board of Director stock grants	23	6	46	12
Total stock-based compensation
expense (pre-tax)	$139	$154	$248	$310

Pursuant to the Company’s 1973 Non-Qualified Stock Option Plan, as amended (the “Non-Qualified Plan”), and 2003 Incentive Stock Plan (the “2003 Plan”), the Company may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash and/or in shares of the Company’s common stock to officers, employees or members of the Board of Directors. As of June 30, 2007, the Company had non-qualified stock options, restricted stock, and restricted stock units outstanding under these plans as discussed below.

Non-Qualified Stock Options

Summarized information for the Company’s non-qualified stock options is as follows:

			Weighted
		Weighted	average	Aggregate
	Number of	average	remaining	intrinsic
Stock Options	options	exercise price	years	value
Outstanding at December 31, 2006	572,108	$5.48
Granted	880,000	11.08
Exercised	(304,824)	5.69
Cancelled/expired	(14,739)	5.26
Outstanding at June 30, 2007	1,132,545	9.78	5.21	$1,455,000
Exercisable at June 30, 2007	244,404	5.23	2.41	$1,411,000

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

During the second quarter of 2007, the Company granted 880,000 non-qualified stock options to certain key management personnel. The options have an exercise price of $11.08, vest over five years on a graded vesting schedule, and have a contractual term of six years. The per share fair value of the Company’s stock options granted during the second quarter of 2007 was $3.14 on the date of grant using the Black-Scholes Merton option pricing model with the following assumptions:

Six months ended
June 30, 2007
Expected term	4.75 years
Expected stock price volatility	22.1%
Risk-free interest rate	4.99%
Expected dividend yield	—%

As of June 30, 2007, the Company had approximately $2,345,000 of unrecognized compensation cost related to the unvested portion of outstanding stock options to be recognized on a straight-line basis over the remaining service period of approximately five years.

During the second quarter of 2007, the Company’s President exercised 47,887 outstanding and exercisable stock options and paid the exercise price of the options by having the Company withhold shares of common stock (valued based upon the market value of the Company’s stock on the exercise date) that would otherwise be issued to him upon exercise of the stock options.

Restricted Stock Units

In addition to stock options, the Company issues restricted stock units to key employees and members of the Board of Directors based on meeting certain service goals. The stock units vest to the recipients at various dates, up to five years, based on fulfilling service requirements. In accordance with SFAS No. 123R, the Company recognizes the value of the underlying stock on the date of grant to compensation expense over the requisite service period. Upon vesting, the stock units are settled in shares of the Company’s common stock. Summarized share information for the Company’s restricted stock units is as follows:

	Six months ended	Weighted average
	June 30,	grant date
	2007	fair value
	(In shares)	(In dollars)
Outstanding and unvested, December 31, 2006	181,000	$7.53
Granted	74,000	8.96
Vested	(70,400)	7.53
Forfeited	(8,000)	8.43
Outstanding and unvested, June 30, 2007	176,600	$8.09

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

During the first quarter of 2007, the Company granted 74,000 restricted stock units to key employees in connection with the acquisition of Sandy. The awards had a grant date fair value of $8.96, and vest over a weighted average period of 4.4 years from the date of grant.

(6)	Short-Term Borrowings

General Physics has a $25 million Financing and Security Agreement, as amended on August 6, 2007 (the “Credit Agreement”), with a bank that expires on August 31, 2009 with annual renewal options. The Credit Agreement is secured by certain assets of General Physics and provides for an unsecured guaranty from the Company.

The maximum interest rate on the Credit Agreement is the daily LIBOR market index rate plus 2.75%. Based upon the financial performance of General Physics, the interest rate can be reduced. As of June 30, 2007, the rate was LIBOR plus 2.50%, which resulted in a rate of approximately 7.8%. The Credit Agreement contains covenants with respect to General Physics’ minimum tangible net worth, total liabilities ratio, leverage ratio, interest coverage ratio and its ability to make capital expenditures. The Credit Agreement also contains certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends. In connection with the acquisition of Sandy, the bank provided a waiver in which it consented to the acquisition and agreed to not test the tangible net worth and total liabilities covenants as of March 31, 2007. General Physics was in compliance with all loan covenants under the amended Credit Agreement as of June 30, 2007. In addition, General Physics is currently restricted from paying dividends or management fees to the Company in excess of $1,000,000 in any year, with the exception that the amended Credit Agreement permits General Physics to provide cash to the Company to repurchase shares of its outstanding common stock in the open market.

As of June 30, 2007, General Physics had $9,102,000 of outstanding borrowings under the Credit Agreement and there was approximately $15,728,000 of additional borrowings available based upon 80% of eligible accounts receivable and 80% of eligible unbilled receivables. As of December 31, 2006, General Physics had no borrowings outstanding under the Credit Agreement.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

(7)	Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2007	2006
6% conditional subordinated notes due 2008 (a)	$2,885	$6,483
ManTech Note (b)	5,251	5,251
Capital lease obligations	90	30
	8,226	11,764
Less warrant related discount, net of accretion	(264)	(838)
	7,962	10,926
Less current maturities	(90)	(30)
	$7,872	$10,896

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

Subsequent to the spin-off of NPDC in 2004 and GSE Systems, Inc. (GSE) in 2005, and in accordance with the anti-dilution provisions of the warrant agreement for stock splits, reorganizations, mergers and similar transactions, the number of GP Warrants was adjusted to 984,116 and the exercise price was adjusted to $5.85 per share. The GP warrants are exercisable at any time until August 2008. The exercise price may be paid in cash, by delivery of the Gabelli Notes, or a combination of the two. During the year ended December 31, 2006, Gabelli exercised 197,823 GP Warrants for a total exercise price of $1,157,000 which was paid in the form of $140,000 cash and delivery of $1,017,000 of the Gabelli Notes and accrued interest thereon. During the three and six months ended June 30, 2007, Gabelli exercised 212,431 and 624,862 GP Warrants, respectively, for a total exercise price of $1,243,000 and $3,655,000, respectively, which was paid in the form of delivery of the Gabelli Notes and accrued interest thereon. As of June 30, 2007, there were 161,431 GP Warrants with an exercise price of $5.85 per share outstanding and exercisable.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

(b)
In October 2003, the Company issued a five-year 5% note due in full in October 2008 in the principal amount of $5,250,955 to ManTech International. Interest is payable quarterly. Each year during the term of the note, the holder of the note has the option to convert up to 20% of the original principal amount of the note into common stock of the Company at the then market price of the Company’s common stock, but only in the event that the Company’s common stock is trading at $10 per share or more. In the event that less than 20% of the principal amount of the note is converted in any year, such amount not converted will be eligible for conversion in each subsequent year until converted or until the note is repaid in cash.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

(8)	Stockholders’ Equity

Changes in stockholders’ equity during the six months ended June 30, 2007 were as follows (in thousands):

					Accumulated	Note
	Common	Additional		Treasury	other	receivable	Total
	stock	paid-in	Accumulated	stock	comprehensive	from	stockholders’
	($0.01 par)	capital	deficit	at cost	loss	stockholder	equity
Balance at December 31, 2006	$178	$159,042	$(65,558)	$(13,167)	$(640)	$(124)	$79,731
Net income	-	-	4,401	-	-	-	4,401
Other comprehensive income	-	-	-	-	104	-	104
Repayment of note receivable from stockholder	-	-	-	-	-	124	124
Repurchases of common stock	-	-	-	(1,366)	-	-	(1,366)
Stock-based compensation expense		235	-	13	-	-	248
Exercise of warrants by Gabelli	-	(1,124)	-	4,349	-	-	3,225
Cumulative effect adjustment upon adoption of FIN No. 48	-	-	(98)	-	-	-	(98)
Net issuances of treasury stock / other	-	(935)	-	2,843	-	-	1,908
Balance at June 30, 2007	$178	$157,218	$(61,255)	$(7,328)	$(536)	$-	$88,277

(9)	Comprehensive Income

The following are the components of comprehensive income (in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$2,347	$1,745	$4,401	$3,114
Other comprehensive income	71	166	104	133
Comprehensive income	$2,418	$1,911	$4,505	$3,247

As of June 30, 2007 and December 31, 2006, accumulated other comprehensive loss was $536,000 and $640,000, respectively, and consisted of foreign currency translation adjustments.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

(10)	Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN No. 48). FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under FIN No. 48, a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under FIN No. 48 would equal the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. FIN No. 48 was effective as of January 1, 2007 for calendar-year companies. In applying the new accounting model prescribed by FIN No. 48, the Company was required to determine and assess all material positions existing as of the adoption date, including all significant uncertain positions, in all tax years, that were still subject to assessment or challenge under relevant tax statutes.

Upon adoption on January 1, 2007, the Company recorded a net decrease of $98,000 to retained earnings to reflect the cumulative effect adjustment for FIN No. 48. As of January 1, 2007, the Company had $2,218,000 of unrecognized tax benefits, all of which would impact the effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of January 1, 2007, the Company had no accrued interest or penalties. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examination by tax authorities for years prior to 2002.

(11)	Business Segments

Prior to the acquisition of Sandy on January 23, 2007, the Company had two reportable business segments. Subsequent to the acquisition, Sandy is being run as an unincorporated operating group of General Physics. The Company determined that the operations of Sandy constitute a separate reportable business segment and its results of operations are included in the Sandy Sales Training & Marketing segment since the effective date of the acquisition. As of June 30, 2007, the Company’s three reportable business segments are: 1) Process, Energy & Government; 2) Manufacturing & Business Process Outsourcing (BPO); and 3) Sandy Sales Training & Marketing. The Company is organized by operating group primarily based upon the markets served by each group and the services performed. The Process, Energy & Government and Manufacturing & BPO segments represent an aggregation of the Company’s operating segments in accordance with the aggregation criteria in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), and the Sandy Sales Training & Marketing segment represents one operating segment as defined in SFAS No. 131. Below is a description of each of the Company’s reportable business segments.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

•
Process, Energy & Government - this segment primarily serves federal and state governmental agencies, large government contractors, petroleum and chemical refining companies, and electric power utilities and provides engineering consulting, design and evaluation services regarding facilities, the environment, processes and systems, and staff augmentation, curriculum design and development, and training and technical services.

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

For the six months ended June 30, 2007 and 2006, sales to the United States government and its agencies represented approximately 18% and 32%, respectively, of the Company’s revenue. Revenue from the Department of the Army, which is included in the Process, Energy & Government segment, accounted for approximately 8% and 14% of the Company’s revenue for the six months ended June 30, 2007 and 2006, respectively.

As a result of the acquisition of Sandy, the Company has a concentration of revenue from General Motors Corporation and its affiliates (“General Motors”) as well as a market concentration in the automotive sector. Revenue from General Motors accounted for approximately 21% of the Company’s revenue for the six months ended June 30, 2007, and revenue from the automotive industry accounted for approximately 31% of the Company’s revenue for the six months ended June 30, 2007.

The Company does not allocate the following corporate items to the segments: other income and interest expense; selling, general and administrative expense; and income tax expense. Inter-segment revenue is eliminated in consolidation and is not significant.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

The following tables set forth the revenue and operating income of each of the Company's operating segments and includes a reconciliation of segment revenue to consolidated revenue and operating income to consolidated income before income tax expense (in thousands):
	Three months ended		Six months ended
	June 30,		June 30,
Revenue:	2007	2006	2007	2006
Process, Energy & Government	$16,740	$19,238	$33,518	$38,911
Manufacturing & BPO	28,563	26,541	53,126	50,396
Sandy Sales Training & Marketing	18,355	-	30,557	-
	$63,658	$45,779	$117,201	$89,307
Operating income:
Process, Energy & Government	$2,821	$1,907	$4,752	$3,395
Manufacturing & BPO	2,292	1,858	3,753	3,490
Sandy Sales Training & Marketing*	(250)	-	289	-
Corporate and other general and
administrative expenses	(548)	(440)	(1,056)	(1,170)
	4,315	3,325	7,738	5,715
Interest expense	(387)	(443)	(659)	(857)
Other income	143	180	514	584
Income before income tax expense	$4,071	$3,062	$7,593	$5,442

* Operating income for the Sandy Sales Training & Marketing segment includes amortization expense of intangible assets totaling $463,000 and $926,000 for the three and six months ended June 30, 2007, respectively.

(12)	Related Party Transactions

Loans

On April 1, 2002, Jerome I. Feldman, the Company’s then Chief Executive Officer (CEO), entered into an incentive compensation agreement with the Company pursuant to which he was eligible to receive from the Company up to five payments of $1,000,000 each, based on the closing price of the Company’s Common Stock sustaining or averaging increasing specified levels over periods of at least 10 consecutive trading days. On June 11, 2003, July 23, 2003, December 22, 2003, November 3, 2004 and December 10, 2004, he earned an incentive payment of $1,000,000 each. The Company recorded compensation expense of $2,000,000 and $3,000,000 for the years ended December 31, 2004 and 2003, respectively, for this incentive compensation. Under the terms of the incentive compensation agreement, Mr. Feldman deferred payment of the incentive payments until May 31, 2007.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

To the extent there were any outstanding loans from the Company to the CEO at the time an incentive payment was payable, the Company had the right to off-set the payment of such incentive payment first against the outstanding accrued interest under such loans and next against any outstanding principal. On May 31, 2007, the Company applied the entire deferred incentive compensation earned by the CEO during 2004 and 2003 against the unpaid accrued interest and principal on his outstanding loans which had been issued to him previously to exercise stock options to purchase Class B Common Stock of the Company.

The notes bore interest at the prime rate and were secured by certain assets owned by him. All unpaid principal and accrued interest on the loans were due on May 31, 2007. As of May 31, 2007, the Company had notes receivable and accrued interest from Mr. Feldman of approximately $207,000 after offsetting his deferred incentive compensation earned in 2004 and 2003, as discussed above. Mr. Feldman repaid the outstanding note receivable balance and accrued interest owed by him to the Company in cash during the second quarter of 2007.

Management Services Agreement Between NPDC and the Company

Prior to the spin-off of NPDC in 2004, NPDC was a wholly-owned subsidiary of the Company. In connection with the spin-off, NPDC entered into a separate management agreement with the Company pursuant to which the Company has provided certain general corporate services to NPDC and has been reimbursed for such services. The term of the agreement extends for three years from the date of the spin-off, or through November 24, 2007, and may be terminated by either NPDC or the Company on or after July 30, 2006 with 180 days prior written notice. The Company charged NPDC approximately $139,000 and $230,000 for the three months ended June 30, 2007 and 2006, respectively, and $352,000 and $458,000 for the six months ended June 30, 2007 and 2006, respectively, for services under the management agreement, which are reflected as reductions of selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

(13)	Guarantees

Subsequent to the spin-off of NPDC, the Company continued to guarantee certain obligations of NPDC’s subsidiaries, Five Star Products, Inc. (“Five Star”) and MXL Industries, Inc. (“MXL”). The Company guaranteed certain operating leases for Five Star’s New Jersey and Connecticut warehouses, totaling approximately $1,589,000 per year through March 31, 2007. The leases have been extended and now expire in the first quarter of 2009. The annual rent obligations are currently approximately $1,600,000. In connection with the spin-off of NPDC by the Company, NPDC agreed to assume the Company’s obligation under such guarantees, to use commercially reasonable efforts to cause the Company to be released from each such guaranty, and to hold the Company harmless from all claims, expenses and liabilities connected with the leases or NPDC’s breach of any agreements effecting the spin-off. The Company has not received confirmation that it has been released from these guarantees.

The Company also guarantees the repayment of a debt obligation of MXL, which is secured by property and certain equipment of MXL. The aggregate outstanding balance of MXL’s debt obligation as of June 30, 2007 was $1,055,000. The Company’s guarantee expires upon the maturity of the debt obligation in March 2011.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

(14)	Litigation

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

(15)	Subsequent Event

In August 2007, the Company’s Board of Directors authorized the Company to repurchase up to an additional $5 million of its common stock in the open market under the buyback program which was previously authorized and announced in January 2006.

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

Prior to the acquisition of Sandy Corporation (“Sandy”) on January 23, 2007, the Company had two reportable business segments. Subsequent to the acquisition, Sandy is run as an unincorporated operating group of General Physics. The Company determined that the operations of Sandy constitute a separate reportable business segment and its results of operations are included in the Sandy Sales Training & Marketing segment since the effective date of the acquisition. As of June 30, 2007, the Company’s three reportable business segments are: 1) Process, Energy & Government; 2) Manufacturing & Business Process Outsourcing (BPO); and 3) Sandy Sales Training & Marketing. The Company is organized by operating group primarily based upon the markets served by each group and the services performed. The Process, Energy & Government and Manufacturing & BPO segments represent an aggregation of the Company’s operating segments in accordance with the aggregation criteria in Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), and the Sandy Sales Training & Marketing segment represents one operating segment as defined in SFAS No. 131.

The following is a description of the Company’s three reportable business segments:

•
Process, Energy & Government - this segment primarily serves federal and state governmental agencies, large government contractors, petroleum and chemical refining companies, and electric power utilities and provides engineering consulting, design and evaluation services regarding facilities, the environment, processes and systems, and staff augmentation, curriculum design and development, and training and technical services.

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

Significant Events in 2007

Acquisitions

Sandy Corporation

On January 23, 2007, General Physics completed the acquisition of certain operating assets and the business of Sandy, a leader in custom product sales training and part of the ADP Dealer Services division of ADP. The Sandy business is run as an unincorporated division of General Physics. Sandy offers custom sales training and print-based and electronic publications primarily to the automotive industry. The final purchase price consisted of approximately $4.4 million in cash paid to ADP from cash on hand and the assumption by General Physics of certain liabilities to complete contracts. In addition, General Physics may be required to pay ADP up to an additional $8.0 million, contingent upon Sandy achieving certain revenue targets, as defined in the purchase agreement, during the two twelve-month periods following the completion of the acquisition.

The preliminary estimated purchase price consists of the following (in thousands):

Cash purchase price	$4,393
Estimated acquisition costs	964
Total estimated purchase price	$5,357

The Company’s preliminary purchase price allocation for the net assets acquired is as follows (in thousands):

Inventory	$783
Prepaid expenses and other current assets	67
Property, plant and equipment, net	134
Intangible assets	6,006
Goodwill	679
Total assets	7,669
Accounts payable, accrued expenses and
other liabilities	1,004
Billings in excess of costs and estimated
earnings on uncompleted contracts	1,308
Total liabilities assumed	2,312

Net assets acquired	$5,357

The Company recorded customer-related intangible assets as a result of the acquisition, which included $4,701,000 relating to customer lists and relationships acquired to be amortized over an estimated useful life of 12 years, and $1,305,000 relating to contract backlog for future services under firm contracts to be amortized over 14 months subsequent to the acquisition in proportion to the amount of related backlog to be recognized in revenue. During the three and six months ended June 30, 2007, the Company recognized $463,000 and $926,000 of amortization expense for these intangible assets, respectively. The amortization related to the contract backlog intangible asset totaled $365,000 and $763,000 for the three and six months ended June 30, 2007, respectively, and the amortization related to the customer lists and relationships intangible asset totaled $98,000 and $163,000 for the three and six months ended June 30, 2007, respectively.

The following unaudited pro forma condensed consolidated results of operations assume that the acquisition of Sandy was completed as of January 1 for each of the interim periods shown below:

	Six months ended
	June 30,
	2007	2006
	(In thousands, except per share amounts)
Revenue	$121,149	$123,471
Net income	4,490	3,948
Basic earnings per share	0.27	0.25
Diluted earnings per share	0.26	0.24

The pro forma data above may not be indicative of the results that would have been obtained had the acquisition actually been completed at the beginning of the periods presented, nor is it intended to be a projection of future results.

Smallpeice Enterprises Ltd. (SEL)

On June 1, 2007, General Physics through its wholly owned GPUK subsidiary, completed the acquisition of Smallpeice Enterprises Ltd. (“SEL”), a provider of business improvement technical and management training services in the United Kingdom. GPUK acquired 100% ownership of SEL for a purchase price of approximately $3.5 million in cash, subject to post-closing adjustment based on actual net assets, and incurred approximately $0.2 million of acquisition costs. In addition, General Physics may be required to pay the seller up to an additional $1.8 million, contingent upon SEL achieving certain earnings targets, as defined in the purchase agreement, during the one-year period following completion of the acquisition. The Company is currently completing the purchase price allocation among the net tangible and intangible assets. SEL is included in the Company’s Manufacturing & BPO segment and its results of operations are included in the condensed consolidated financial statements since the date of the acquisition. The pro-forma impact of the SEL acquisition is not material to the Company’s results of operations for the three and six months ended June 30, 2007.

Operating Highlights

Three Months ended June 30, 2007 Compared to the Three Months ended June 30, 2006

For the three months ended June 30, 2007, the Company had income before income tax expense of $4.1 million compared to $3.1 million for the three months ended June 30, 2006. The improved results are primarily due to increased operating income, the components of which are discussed below. In connection with its share repurchase program, the Company repurchased 37,500 shares of common stock in the open market during the three months ended June 30, 2007 for approximately $0.4 million in cash. As of June 30, 2007, there was approximately $0.5 million remaining to be used for repurchases under the original $5 million buyback program which was authorized in January 2006. In August 2007, the Company’s Board of Directors authorized an additional $5 million of future share repurchases under the buyback program.

Revenue

(Dollars in thousands)

	Three months ended
	June 30,
	2007	2006

Process, Energy & Government	$16,740	$19,238
Manufacturing & BPO	28,563	26,541
Sandy Sales Training & Marketing	18,355	-
	$63,658	$45,779

Process, Energy & Government revenue decreased $2.5 million or 13.0% during the second quarter of 2007 compared to the second quarter of 2006. The decrease in revenue is primarily due to a $1.8 million revenue decrease due to the completion of chemical demilitarization projects during 2006 and a $1.6 million decrease in revenue from hurricane recovery services during the second quarter of 2007 compared to the second quarter of 2006. In addition, there was a $0.5 million decline in revenue funding for the Domestic Preparedness Equipment Technical Assistance Program (DPETAP) during the second quarter of 2007, offset by an increase of $0.3 million of revenue for state emergency awareness training services. There were also net decreases of $0.2 million for services provided to energy and other customers primarily due to contracts concluding in late 2006 and early 2007. These decreases were offset by an increase of $1.3 million in engineering and training services for petroleum and refining customers.

Manufacturing & BPO revenue increased $2.0 million or 7.6% during the second quarter of 2007 compared to the second quarter of 2006. The increase in revenue is due to a $0.6 million net increase in the expansion of business process outsourcing services with new and existing customers. This net increase is comprised of $2.2 million of net increases with new and existing customers, offset by a decrease in revenue of $1.6 million from a BPO client in 2007 due to a reduction in scope. In addition, revenue from our operations in the United Kingdom increased $1.0 million due to expansion of BPO and technical training services and the acquisition of SEL which contributed $0.6 million in revenue during the second quarter of 2007. Other revenue increases during the second quarter of 2007 compared to the second quarter of 2006 included an increase in training and consulting services with steel customers of $0.4 million and net increases in technical training services with various customers of $0.4 million. These net increases in revenue were offset by a $0.4 million net revenue decrease in e-learning implementation and content development services primarily due to fewer implementations taking place during the second quarter of 2007 compared to the second quarter of 2006.

The acquisition of Sandy resulted in an increase in revenue of $18.4 million during the second quarter of 2007. The results of Sandy’s operations have been included in the Company’s consolidated statements of operations since the completion of the acquisition on January 23, 2007. The Company may experience significant quarterly fluctuations in revenue and income related to Sandy’s publications business, since revenue and cost on publication contracts are recognized in the period in which the publications ship, based on the output method of performance. Shipments occur at various times throughout the year and the volume of publications shipped could fluctuate from quarter to quarter.

Gross Profit

(Dollars in thousands)

	Three months ended
	June 30,
	2007		2006
		% Revenue		% Revenue
Process, Energy & Government	$3,692	22.1%	$3,262	17.0%
Manufacturing & BPO	4,099	14.4%	3,695	13.9%
Sandy Sales Training & Marketing	1,513	8.2%	—	—
	$9,304	14.6%	$6,957	15.2%

Process, Energy & Government gross profit of $3.7 million or 22.1% of revenue for the second quarter of 2007 increased by $0.4 million or 13.2% when compared to gross profit of approximately $3.3 million or 17.0% of revenue for the second quarter of 2006. This increase in gross profit is primarily attributable to revenue and margin increases on petroleum and refining projects due to both direct costs and indirect overhead costs increasing at a lower rate than the revenue growth on these projects during the second quarter of 2007 compared to the second quarter of 2006. Costs were also reduced to re-align with the declining revenue streams experienced by the other areas within this segment as discussed above. The gross profit increase on the petroleum and refining projects combined with these cost reductions more than offset the revenue decreases in this segment.

Manufacturing & BPO gross profit of $4.1 million or 14.4% of revenue for the second quarter of 2007 increased by $0.4 million or 10.9% when compared to gross profit of approximately $3.7 million or 13.9% of revenue for the second quarter of 2006. This increase in gross profit is primarily attributable to an overall increase in revenue and improved margins primarily from business process outsourcing, e-learning and international customers.

Sandy Sales Training and Marketing gross profit was $1.5 million or 8.2% of revenue for the second quarter of 2007. The results of Sandy’s operations have been included in the Company’s consolidated statements of operations since the completion of the acquisition on January 23, 2007.

Selling, General and Administrative Expenses

SG&A expenses increased $1.4 million or 37.4% from $3.6 million for the second quarter of 2006 to $5.0 million for the second quarter of 2007. The increase is primarily due to the following increases in SG&A expenses during the second quarter of 2007 compared to the second quarter of 2006: an increase in amortization expense of $0.5 million related to intangible assets recorded in connection with the acquisition of Sandy, an increase in labor, benefits and facilities expense of $0.4 million primarily due to the Sandy acquisition, increases in accounting, legal and board of director fees of approximately $0.2 million, expenses associated with a new financial system implementation of $0.1 million, a restructuring charge of $0.1 million during the second quarter of 2007 relating to a facility lease in the United Kingdom, and an increase in bad debt expense of $0.1 million.

Interest Expense

Interest expense was $0.4 million for both the second quarter of 2007 and 2006. The decrease of $56,000 is primarily due to a decrease in interest expense related to the Gabelli Notes as a result of warrant exercises by Gabelli Funds during 2007 and the second half of 2006 which resulted in a decrease in the principal balance of the debt (see Note 7 to the accompanying condensed consolidated financial statements), as well as a decrease in amortization of deferred financing costs during the second quarter of 2007 compared to the second quarter of 2006. The decrease in interest expense was slightly offset by an increase in interest expense due to an increase in short-term borrowings under the Credit Agreement during the second quarter of 2007 compared to the second quarter of 2006.

Other Income

Other income was $0.1 million for the second quarter of 2007 compared to $0.2 million for the second quarter of 2006. The decrease of $37,000 is primarily due to a decrease in income from a joint venture.

Income Tax Expense

Income tax expense was $1.7 million for the second quarter of 2007 compared to $1.3 million for the second quarter of 2006. The increase is due to increased income before income tax expense for the second quarter of 2007 compared to the second quarter of 2006. The effective income tax rate was 42.3% and 43.0% for the three months ended June 30, 2007 and 2006, respectively. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the federal and state statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Six Months ended June 30, 2007 Compared to the Six Months ended June 30, 2006

For the six months ended June 30, 2007, the Company had income before income tax expense of $7.6 million compared to $5.4 million for the six months ended June 30, 2006. The improved results are primarily due to increased operating income of $2.0 million, the components of which are discussed below. In connection with its share repurchase program, the Company repurchased 145,000 shares of common stock in the open market during the six months ended June 30, 2007 for approximately $1.4 million in cash. As of June 30, 2007, there was approximately $0.5 million remaining to be used for repurchases under the original $5 million buyback program which was authorized in January 2006. In August 2007, the Company’s Board of Directors authorized an additional $5 million of future share repurchases under the buyback program.

Revenue

(Dollars in thousands)

	Six months ended
	June 30,
	2007	2006

Process, Energy & Government	$33,518	$38,911
Manufacturing & BPO	53,126	50,396
Sandy Sales Training & Marketing	30,557	-
	$117,201	$89,307

Process, Energy & Government revenue decreased $5.4 million or 13.9% during the six months ended June 30, 2007 compared to the same period in 2006. The decrease in revenue is primarily due to a decrease in revenue of $4.5 million due to the completion of chemical demilitarization projects during 2006 and a $2.7 million decrease in hurricane recovery services during the first half of 2007 compared to the same period in 2006. In addition, there was a $1.1 million decline in revenue funding for the Domestic Preparedness Equipment Technical Assistance Program (DPETAP) during the first half of 2007, offset by an increase of $0.5 million of revenue for state emergency awareness training services. There were also net decreases of $1.0 million for services provided to energy and other customers primarily due to contracts concluding in late 2006 and early 2007. These decreases were offset by a net increase of $0.9 million for construction jobs primarily for liquefied natural gas (LNG) facilities, and an increase of $2.5 million in engineering and training services for petroleum and refining customers.

Manufacturing & BPO revenue increased $2.7 million or 5.4% during the six months ended June 30, 2007 compared to the same period in 2006. The increase in revenue is due to a $1.2 million net increase in the expansion of business process outsourcing services with new and existing customers. This net increase is comprised of $4.2 million of net increases with new and existing customers, offset by a decrease in revenue of $3.0 million from a BPO client in 2007 due to a reduction in scope. In addition, revenue from our operations in the United Kingdom increased $1.3 million due to expansion of BPO and technical training services and the acquisition of SEL which contributed $0.6 million in revenue during June 2007. Other revenue increases during the first half of 2007 compared to the same period in 2006 included an increase in training and consulting services with steel customers of $0.9 million and net increases in technical training services of $0.3 million. These net increases in revenue were offset by a $1.0 million net revenue decrease in e-learning implementation and content development services due to contracts concluding in 2006 as well as fewer implementations taking place in 2007 compared to 2006.

The acquisition of Sandy resulted in an increase in revenue of $30.6 million during the six months ended June 30, 2007. The results of Sandy’s operations have been included in the Company’s consolidated statements of operations since the completion of the acquisition on January 23, 2007. The Company may experience significant quarterly fluctuations in revenue and income related to Sandy’s publications business, since revenue and cost on publication contracts are recognized in the period in which the publications ship, based on the output method of performance. Shipments occur at various times throughout the year and the volume of publications shipped could fluctuate from quarter to quarter.

In addition, as a result of the acquisition of Sandy, the Company has a concentration of revenue from General Motors Corporation and its affiliates (“General Motors”) as well as a market concentration in the automotive sector. Revenue from General Motors accounted for approximately 21% of the Company’s revenue for the six months ended June 30, 2007, and revenue from the automotive industry accounted for approximately 31% of the Company’s revenue for the six months ended June 30, 2007.

Gross Profit

(Dollars in thousands)

	Six months ended
	June 30,
	2007		2006
		% Revenue		% Revenue
Process, Energy & Government	$6,793	20.3%	$5,970	15.3%
Manufacturing & BPO	7,263	13.7%	6,749	13.4%
Sandy Sales Training & Marketing	3,290	10.8%	—	—
	$17,346	14.8%	$12,719	14.2%

Process, Energy & Government gross profit of $6.8 million or 20.3% of revenue for the six months ended June 30, 2007 increased by $0.8 million or 13.8% when compared to gross profit of approximately $6.0 million or 15.3% of revenue for the same period in 2006. This increase in gross profit is primarily attributable to revenue and margin increases on petroleum and refining projects due to both direct costs and indirect overhead costs increasing at a lower rate than the revenue growth on these projects during the first half of 2007 compared to the same period in 2006. Costs were also reduced to re-align with the declining revenue streams experienced by the other areas within this segment as discussed above. The gross profit increase on the petroleum and refining projects combined with these cost reductions more than offset the revenue decreases in this segment.

Manufacturing & BPO gross profit of $7.3 million or 13.7% of revenue for the six months ended June 30, 2007 increased by $0.5 million or 7.6% when compared to gross profit of approximately $6.7 million or 13.4% of revenue for the same period in 2006. This increase in gross profit is primarily attributable to an overall increase in revenue and improved margins primarily from business process outsourcing, e-learning and international customers.

Sandy Sales Training and Marketing gross profit was $3.3 million or 10.8% of revenue for the six months ended June 30, 2007. The results of Sandy’s operations have been included in the Company’s consolidated statements of operations since the completion of the acquisition on January 23, 2007.

Selling, General and Administrative Expenses

SG&A expenses increased $2.6 million or 37.2% from $7.0 million for the six months ended June 30, 2006 to $9.6 million for the same period in 2007. The increase is primarily due to the following increases in SG&A expenses during the first half of 2007 compared to the same period in 2006: an increase in amortization expense of $0.9 million related to intangible assets recorded in connection with the acquisition of Sandy, an increase in labor, benefits and facilities expense of $0.7 million due to the Sandy acquisition, increases in accounting, legal and board of director fees of approximately $0.4 million, expenses associated with a financial system implementation of $0.1 million, a restructuring charge of $0.1 million during the second quarter of 2007 relating to a facility lease in the United Kingdom, and the effect of a bad debt recovery of $0.4 million in the first quarter of 2006 which reduced SG&A expense in 2006 and did not recur in 2007.

Interest Expense

Interest expense decreased $0.2 million from $0.9 million for the six months ended June 30, 2006 to $0.7 million for the same period in 2007. The decrease is primarily due to a $0.2 million decrease in interest expense related to the Gabelli Notes as a result of warrant exercises by Gabelli Funds during 2007 and the second half of 2006 which resulted in a decrease in the principal balance of the debt (see Note 7 to the accompanying condensed consolidated financial statements), as well as a decrease in amortization of deferred financing costs during the first half of 2007 compared to the same period in 2006. The decrease in interest expense was slightly offset by an increase in interest expense due to an increase in short-term borrowings under the Credit Agreement during the first half of 2007 compared to the same period in 2006.

Other Income

Other income was $0.5 million for the six months ended June 30, 2007 compared to $0.6 million for the same period in 2006. The decrease of $70,000 was primarily due to a decrease in income from a joint venture during the first half of 2007 compared to the same period in 2006 and a foreign currency loss in 2007.

Income Tax Expense

Income tax expense was $3.2 million for the six months ended June 30, 2007 compared to $2.3 million for the same period in 2006. The increase is due to increased income before income tax expense for the six months ended June 30, 2007 compared to the same period in 2006. The effective income tax rate was 42.0% and 42.8% for the six months ended June 30, 2007 and 2006, respectively. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the federal and state statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Liquidity and Capital Resources

Working Capital

The Company had cash and cash equivalents totaling $1.9 million as of June 30, 2007 compared to $8.7 million as of December 31, 2006. In addition, the Company had a negative cash book balance resulting from outstanding checks which had not cleared the bank as of June 30, 2007 totaling $2.8 million, which are included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet as of June 30, 2007.

The decrease in cash from December 31, 2006 is primarily due to the completion of the acquisition of Sandy during the first quarter of 2007, in which the Company paid ADP a cash purchase price of approximately $4.4 million from cash on hand, and incurred costs to complete contracts in progress as of the acquisition date. The Company’s working capital and cash balance also decreased due to the fact that the Company did not acquire Sandy’s accounts receivable and contract-related unbilled balances as of the acquisition date, which resulted in a short-term investment by the Company to complete contracts and a delay in the collection of billings (see Cash Flows section below). In addition, the Company used approximately $3.7 million of cash (including acquisition costs) to complete the acquisition of SEL in the United Kingdom. The Company also used approximately $1.4 million of cash to repurchase 145,000 shares of its common stock in the open market during the first half of 2007.

In connection with the acquisitions of Sandy and SEL during 2007, the Company may be required to pay the following additional payments to the sellers:

•
up to an additional $8.0 million to ADP, contingent upon Sandy achieving certain revenue targets, as defined in the purchase agreement, during the two twelve-month periods following the completion of the acquisition (a maximum of $4.0 million each year subsequent to the January 23, 2007 acquisition date); and

•
up to an additional $1.8 million to the sellers of SEL, contingent upon SEL achieving certain earnings targets, as defined in the purchase agreement, during the one-year period following completion of the acquisition.

The Company believes that cash generated from operations and borrowing availability under the Credit Agreement (described below), will be sufficient to fund the working capital and other requirements of the Company for the foreseeable future.

For the six months ended June 30, 2007, the Company’s working capital decreased $0.8 million from $23.1 million at December 31, 2006 to $22.3 million at June 30, 2007. The decrease is primarily due to the use of cash in connection with the Sandy and SEL acquisitions and share repurchases discussed above.

Cash Flows

Six Months ended June 30, 2007 Compared to the Six Months ended June 30, 2006

The Company’s cash balance decreased from $8.7 million as of December 31, 2006 to $1.9 million at June 30, 2007. The decrease in cash and cash equivalents during the first half of 2007 resulted from cash used in operating activities of $8.3 million and cash used in investing activities of $10.3 million, offset by cash provided by financing activities of $11.9 million.

Cash used in operating activities was $8.3 million for the six months ended June 30, 2007 compared to cash provided by operating activities of $6.7 million for the same period in 2006. The decrease in cash compared to the prior period is primarily due to an increase in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts as a result of the Sandy acquisition. The Company did not acquire Sandy’s accounts receivable and contract-related unbilled balances as of the acquisition date, which resulted in a short-term investment by the Company to complete contracts and a delay in the collection of billings.

Cash used in investing activities was $10.3 million for the six months ended June 30, 2007 compared to $1.1 million for the same period in 2006. The increase in cash used in investing activities is primarily due to $5.4 million of cash paid in connection with the acquisition of Sandy, which included the final cash purchase price of $4.4 million and third party acquisition costs of $1.0 million, and $3.7 million of cash paid in connection with the acquisition of SEL (see Note 3 to the accompanying condensed consolidated financial statements for further details regarding these acquisitions), compared to $0.6 million of cash used in 2006 for the acquisition of Peters Management Consultancy Ltd. (PMC) in the United Kingdom. The Company also incurred $0.6 million of software development costs related to a new financial system implementation during the first half of 2007. In addition, cash used for fixed asset additions increased $0.3 million during the six months ended June 30, 2007 compared to the same period in 2006.

Cash provided by financing activities was $11.9 million for the six months ended June 30, 2007 compared to cash used in financing activities of $21.6 million for the same period in 2006. The increase in cash is primarily due to $20.8 million of cash used in connection with the capital stock restructuring in 2006 which did not recur in 2007, an increase in short-term borrowings during the first half of 2007 of $9.1 million compared to no borrowings in 2006, and cash overdraft balances totaling $2.8 million as of June 30, 2007 resulting from outstanding checks which had not cleared the bank as of June 30, 2007 and are classified as accounts payable in the condensed consolidated balance sheet. In addition, there was an increase in cash received from the exercise of stock options of $0.9 million during the first half of 2007 compared to the same period in 2006.

Short-term Borrowings

General Physics has a $25 million Credit Agreement with a bank that expires on August 31, 2009, with annual renewal options, and is secured by certain assets of General Physics and provides for an unsecured guaranty from the Company. The maximum interest rate on borrowings under the Credit Agreement is the daily LIBOR Market Index Rate plus 2.75%. Based upon the financial performance of General Physics, the interest rate can be reduced. As of June 30, 2007, the rate was LIBOR plus 2.50%, which resulted in a rate of approximately 7.8%. The Credit Agreement contains covenants with respect to General Physics’ minimum tangible net worth, total liabilities ratio, leverage ratio, interest coverage ratio and its ability to make capital expenditures. The Credit Agreement also contains certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends. In connection with the acquisition of Sandy, the bank provided a waiver in which it consented to the acquisition and agreed to not test the tangible net worth and total liabilities covenants as of March 31, 2007. General Physics was in compliance with all loan covenants under the Credit Agreement as of June 30, 2007. General Physics is also currently restricted from paying dividends and management fees to the Company in excess of $1.0 million in any fiscal year, with the exception of a waiver by the lender which permits General Physics to provide cash to the Company to repurchase shares of its outstanding common stock in the open market. As of June 30, 2007, the Company had $9,102,000 of outstanding borrowings under the Credit Agreement and there was approximately $15,728,000 of additional borrowings available based upon 80% of eligible accounts receivable and 80% of eligible unbilled receivables. As of December 31, 2006, the Company had no borrowings outstanding under the Credit Agreement.

Long-term Debt

In August 2003, the Company issued and sold to four Gabelli funds $7.5 million aggregate principal amount of 6% Conditional Subordinated Notes due 2008 (Gabelli Notes) and 937,500 warrants (GP Warrants), each entitling the holder thereof to purchase (subject to adjustment) one share of the Company’s common stock at an exercise price of $8.00. The aggregate purchase price for the Gabelli Notes and GP Warrants was $7.5 million. The Gabelli Notes are secured by a mortgage on the Company’s former property located in Pawling, New York which was distributed to National Patent Development Corporation (NPDC) in connection with its spin-off in 2004. In addition, at any time that less than $1,875,000 million principal amount of the Gabelli Notes is outstanding, the Company may defease the obligations secured by the mortgage and obtain a release of the mortgage. Subsequent to the spin-offs of NPDC and GSE Systems, Inc. and in accordance with the anti-dilution provisions of the warrant agreement, the number of GP Warrants was adjusted to 984,116 and the exercise price was adjusted to $5.85 per share. During the year ended December 31, 2006, Gabelli exercised 197,823 GP Warrants for a total exercise price of $1,157,000, which was paid in the form of $140,000 cash and delivery of $1,017,000 of the Gabelli Notes and accrued interest thereon. During the six months ended June 30, 2007, Gabelli Funds exercised an additional 624,862 GP Warrants for a total exercise price of $3,655,000 which was paid in the form of delivery of the Gabelli Notes and accrued interest thereon. As of June 30, 2007, there were 161,431 GP Warrants with an exercise price of $5.85 per share outstanding and exercisable.

In October 2003, the Company issued a five-year 5% note due in full in October 2008 in the principal amount of $5,250,955 to ManTech International (ManTech). Interest is payable quarterly. Each year during the term of the note, ManTech has the option to convert up to 20% of the original principal amount of the note into common stock of the Company at the then market price of the Company’s common stock, but only in the event that the Company’s common stock is trading at $10 per share or more. In the event that less than 20% of the principal amount of the note is converted in any year, such amount not converted will be eligible for conversion in each subsequent year until converted or until the note is repaid in cash.

Off-Balance Sheet Arrangements - Guarantees

Subsequent to the spin-off of NPDC, the Company continued to guarantee certain obligations of NPDC’s subsidiaries, Five Star Products, Inc. (“Five Star”) and MXL Industries, Inc. (“MXL”). The Company guaranteed certain operating leases for Five Star’s New Jersey and Connecticut warehouses, totaling approximately $1,589,000 per year through March 31, 2007. The leases have been extended and now expire in the first quarter of 2009. The annual rent obligations are currently approximately $1,600,000. In connection with the spin-off of NPDC by the Company, NPDC agreed to assume the Company’s obligation under such guarantees, to use commercially reasonable efforts to cause the Company to be released from each such guaranty, and to hold the Company harmless from all claims, expenses and liabilities connected with the leases or NPDC’s breach of any agreements effecting the spin-off. The Company has not received confirmation that it has been released from these guarantees.

The Company also guarantees the repayment of a debt obligation of MXL, which is secured by property and certain equipment of MXL. The aggregate outstanding balance of MXL’s debt obligation as of June 30, 2007 was $1,055,000. The Company’s guarantee expires upon the maturity of the debt obligation in March 2011.

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

Accounting Standard Adopted

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (FIN No. 48). FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under FIN No. 48, a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under FIN No. 48 would equal the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. FIN No. 48 was effective as of January 1, 2007 for calendar-year companies. In applying the new accounting model prescribed by FIN No. 48, the Company was required to determine and assess all material positions existing as of the adoption date, including all significant uncertain positions, in all tax years, that are still subject to assessment or challenge under relevant tax statutes. The Company adopted FIN No. 48 effective January 1, 2007. See Note 10 to the accompanying condensed consolidated financial statements for further details regarding the impact of adoption of FIN No. 48 on the Company’s consolidated financial statements.

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

Internal Control Over Financial Reporting

During the six months ended June 30, 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company's share repurchase activity for the three months ended June 30, 2007:

	Issuer Purchases of Equity Securities
Month	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced program (2)	Approximate dollar value of shares that may yet be purchased under the program
April 1-30, 2007	-		-	-	-
May 1-31, 2007	26,400		$9.90	26,400	$641,000
June 1-30, 2007	39,063	(1)	$11.00	11,100	$521,000

(1)	Includes 27,963 of shares surendered by the Company's President to exercise stock options.

(2)
Represents shares repurchased in the open market in connection with the Company's share repurchase program under which the Company may repurchase up to $5 million of its common stock from time to time in the open market subject to prevailing business and market conditions and other factors. This program was authorized by the Company's Board of Directors and was publicly announced on January 19, 2006. There is no expiration date for the repurchase program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1	Form of Non-Qualified Stock Option Agreement dated June 26, 2007. *

10.2	Amended and Restated Financing and Security Agreement dated August 6, 2007, by and between General Physics Corporation as Borrower and Wachovia Bank, National Association, as Lender. *

31.1
Certification of Chief Executive Officer of the Company dated August 8, 2007 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification of Executive Vice President and Chief Financial Officer of the Company dated August 8, 2007 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

32.1
Certification of Chief Executive Officer and Chief Financial Officer of the Company dated August 8, 2007 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GP STRATEGIES CORPORATION

August 8, 2007	/s/ Scott N. Greenberg
Chief Executive Officer

/s/ Sharon Esposito-Mayer
Executive Vice President and Chief Financial Officer