Form 10-Q
period 2007-09-30
GP STRATEGIES CORP
filed 2007-11-08
CIK 70415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock as of October 31, 2007:

Class	Outstanding
Common Stock, par value $.01 per share	16,849,002 shares

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,662	$8,660
Accounts and other receivables, less allowance for doubtful accounts of $790 in 2007 and $665 in 2006	36,502	26,628
Inventories, net	737	—
Costs and estimated earnings in excess of billings on uncompleted contracts	17,683	11,257
Prepaid expenses and other current assets	6,853	6,411
Total current assets	64,437	52,956
Property, plant and equipment	8,373	6,985
Accumulated depreciation	(5,568)	(5,126)
Property, plant and equipment, net	2,805	1,859
Goodwill	59,918	56,815
Intangible assets, net of accumulated amortization of $2,439 in 2007 and $916 in 2006	5,759	645
Deferred tax assets	2,235	7,420
Other assets	2,878	1,705
	$138,032	$121,400
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$3,330	$—
Current maturities of long-term debt	2,729	30
Accounts payable and accrued expenses	28,569	22,903
Billings in excess of costs and estimated earnings on uncompleted contracts	6,491	6,881
Total current liabilities	41,119	29,814
Long-term debt less current maturities	5,251	10,896
Other noncurrent liabilities	1,040	959
Total liabilities	47,410	41,669

Stockholders’ equity:
Common stock, par value $0.01 per share	178	178
Additional paid-in capital	157,436	159,042
Accumulated deficit	(58,711)	(65,558)
Treasury stock at cost	(7,900)	(13,167)
Accumulated other comprehensive loss	(381)	(640)
Note receivable from stockholder	—	(124)
Total stockholders’ equity	90,622	79,731
	$138,032	$121,400

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	$60,837	$44,051	$178,038	$133,358
Cost of revenue	51,790	37,141	151,645	113,729
Gross profit	9,047	6,910	26,393	19,629
Selling, general and administrative expenses	4,665	3,827	14,273	10,831
Operating income	4,382	3,083	12,120	8,798
Interest expense	296	376	955	1,233
Other income	148	180	662	764
Income before income tax expense	4,234	2,887	11,827	8,329
Income tax expense	1,690	1,140	4,882	3,468
Net income	$2,544	$1,747	$6,945	$4,861

Basic weighted average shares outstanding	16,850	15,657	16,581	16,535
Diluted weighted average shares outstanding	17,330	16,555	17,157	17,438

Per common share data:
Basic earnings per share	$0.15	$0.11	$0.42	$0.29
Diluted earnings per share	$0.15	$0.11	$0.40	$0.28

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Nine months ended September 30, 2007 and 2006

(Unaudited, in thousands)

	2007	2006
Cash flows from operating activities:
Net income	$6,945	$4,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,000	1,685
Deferred income taxes	3,887	2,653
Non-cash compensation expense	1,478	1,232
Changes in other operating items, net of effect of acquisitions:
Accounts and other receivables	(8,693)	3,317
Inventories	46	—
Costs and estimated earnings in excess of billings on uncompleted contracts	(6,426)	(1,199)
Prepaid expenses and other current assets	411	1,135
Accounts payable and accrued expenses	2,919	(1,356)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,856)	(2,611)
Other	117	45
Net cash provided by operating activities	1,828	9,762

Cash flows from investing activities:
Additions to property, plant and equipment	(1,449)	(509)
Acquisitions, net of cash acquired	(8,800)	(619)
Capitalized software development costs and other	(819)	1
Net cash used in investing activities	(11,068)	(1,127)

Cash flows from financing activities:
Net proceeds from short-term borrowings	3,330	—
Negative cash book balance	875	—
Capital stock restructuring	—	(20,860)
Repayment of note receivable from shareholder	124	495
Repurchases of common stock in the open market	(2,525)	(1,939)
Proceeds from issuance of common stock	1,520	826
Payments on obligations under capital leases	(98)	(76)
Net cash provided by (used in) financing activities	3,226	(21,554)

Effect of exchange rate changes on cash and cash equivalents	16	17
Net decrease in cash and cash equivalents	(5,998)	(12,902)
Cash and cash equivalents at beginning of period	8,660	18,118
Cash and cash equivalents at end of period	$2,662	$5,216

Non-cash financing activity:
Reduction in carrying value of Gabelli Notes upon exercise of warrants	$3,225	$418
Capital lease obligation	121	—

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2007

(Unaudited)

(1)                     Basis of Presentation

GP Strategies Corporation (the “Company”) was incorporated in Delaware in 1959. The Company’s business consists of its training, engineering, and consulting business operated by its wholly owned subsidiary, General Physics Corporation (“General Physics” or “GP”). General Physics is a workforce development company that seeks to improve the effectiveness of organizations by providing training, management consulting, e-learning solutions and engineering services that are customized to meet the specific needs of clients.

On January 23, 2007, General Physics completed the acquisition of certain operating assets and the business of Sandy Corporation (“Sandy”), a leader in custom product sales training and part of the ADP Dealer Services division of ADP, Inc. (“ADP”). Sandy, which is run as an unincorporated division of General Physics, offers custom sales training and print-based and electronic publications primarily to the automotive industry. See notes 3, 4 and 11 for further details.

On June 1, 2007, General Physics, through its wholly owned subsidiary, General Physics (UK) Ltd. (“GPUK”), completed the acquisition of Smallpeice Enterprises Ltd. (“SEL”), a provider of business improvement and technical and management training services in the United Kingdom. See note 3 for further details. The results of SEL’s operations are included in the condensed consolidated financial statements for the period beginning June 1, 2007.

Effective October 1, 2007, General Physics acquired Via Training, LLC (Via), a custom e-learning sales training company, for a purchase price of $1,800,000 in cash paid at closing. See note 3 for further details.

The accompanying condensed consolidated balance sheet of the Company as of September 30, 2007, the condensed consolidated statements of operations for the three and  nine months ended September 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006 have not been audited, but have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006, as presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2007 interim period are not necessarily indicative of results to be expected for the entire year. Certain amounts in 2006 have been reclassified to conform with the presentation for 2007.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)
Non-dilutive instruments	1,382	577	853	578

Dilutive common stock equivalents	480	898	576	903

(3)                     Acquisitions

Sandy Corporation

On January 23, 2007, General Physics completed the acquisition of Sandy, a leader in custom product sales training and part of the ADP Dealer Services division of ADP. Sandy, which is run as an unincorporated division of General Physics, offers custom sales training and print-based and electronic publications primarily to the automotive industry. General Physics acquired certain assets and the business of Sandy for a purchase price of $4,393,000 cash paid to ADP from cash on hand and the assumption of certain liabilities to complete contracts. In addition, General Physics may be required to make payments of up to an additional $8,000,000, contingent upon Sandy achieving certain revenue targets, as defined in the purchase agreement, during the two twelve-month periods following completion of the acquisition. In connection with the acquisition and in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, the Company recorded $679,000 of goodwill, representing the excess of the purchase price over the net tangible and intangible assets. Sandy is reported as a separate business segment and the results of its operations have been included in the condensed consolidated financial statements since the date of acquisition.

The purchase price consisted of the following (in thousands):

Cash purchase price	$4,393
Acquisition costs	964
Total purchase price	$5,357

The Company’s preliminary purchase price allocation for the net assets acquired is as follows (in thousands):

Inventory	$783
Prepaid expenses and other current assets	67
Property, plant and equipment	134
Amortizable intangible assets	6,006
Goodwill	679
Total assets	7,669
Accounts payable, accrued expenses and other liabilities	1,004
Billings in excess of costs and estimated earnings on uncompleted contracts	1,308
Total liabilities assumed	2,312

Net assets acquired	$5,357

The Company recorded customer-related intangible assets as a result of the acquisition, which included $4,701,000 relating to customer lists and relationships acquired with an estimated useful life of 12 years, and $1,305,000 relating to contract backlog for future services under firm contracts to be amortized over 14 months subsequent to the acquisition in proportion to the amount of related backlog to be recognized in revenue. During the three and nine months ended September 30, 2007, the Company recognized $375,000 and $1,301,000 of amortization expense for these intangible assets, respectively. The amortization related to the contract backlog intangible asset totaled $277,000 and $1,040,000 for the three and nine months ended September 30, 2007, respectively, and the amortization related to the customer lists and relationships intangible asset totaled $98,000 and $261,000 for the three and nine months ended September 30, 2007, respectively.

The following unaudited pro forma condensed consolidated results of operations assume that the acquisition of Sandy was completed as of January 1 for each of the interim periods shown below:

	Nine months ended
	September 30,
	2007	2006
	(In thousands, except per share amounts)
Revenue	$181,986	$184,956
Net income	7,035	6,320
Basic earnings per share	0.42	0.38
Diluted earnings per share	0.41	0.36

The pro forma data above may not be indicative of the results that would have been obtained had the acquisition actually been completed at the beginning of the periods presented, nor is it intended to be a projection of future results.

Smallpeice Enterprises Ltd. (SEL)

On June 1, 2007, General Physics, through its wholly owned GPUK subsidiary, completed the acquisition of SEL, a provider of business improvement and technical and management training services in the United Kingdom. GPUK acquired 100% ownership of SEL for a purchase price of approximately $3.3 million in cash, after a post-closing adjustment based on actual net assets, and incurred approximately $0.2 million of acquisition costs. In addition, General Physics may be required to pay the seller up to an additional $1.8 million, contingent upon SEL achieving certain earnings targets, as defined in the purchase agreement, during the one-year period following completion of the acquisition. SEL is included in the Company’s Manufacturing & BPO segment and its results of operations are included in the condensed consolidated financial statements since the date of the acquisition. The pro-forma impact of the SEL acquisition is not material to the Company’s results of operations for the three and nine months ended September 30, 2007.

The Company’s preliminary purchase price allocation for the net assets acquired is as follows (in thousands):

Cash	$30
Accounts receivable and other current assets	1,275
Property, plant and equipment	172
Goodwill and intangible assets	2,866
Total assets	4,343
Accounts payable, accrued expenses and other liabilities	712
Billings in excess of costs and estimated earnings on uncompleted contracts	158
Total liabilities assumed	870

Net assets acquired	$3,473

Via Training, LLC

Effective October 1, 2007, General Physics acquired Via, a custom e-learning sales training company, for a purchase price of $1,800,000 in cash paid at closing. In addition, General Physics may be required to pay up to an additional $3,250,000, contingent upon Via achieving certain earnings targets during the two twelve-month periods following the completion of the acquisition. Via will be included in the Company’s Manufacturing & BPO segment and its results of operations will be included in its consolidated financial statements effective October 1, 2007.

(4)                     Inventory

Sandy produces brand specific glovebox portfolios, brochures and accessory kits for its customers, which are installed in new cars and trucks at the time of vehicle assembly. Sandy designs these items and outsources their manufacture to suppliers that provide the raw materials, bind and/or sew the portfolio, assemble its contents, and ship the finished product to its customers’ assembly plants. Although the inventory is kept at third party suppliers, the Company has title to the inventory and bears the risk of loss. As of September 30, 2007, the Company had inventory of $737,000, which primarily consisted of raw materials for the glovebox portfolios, brochures and accessory kits.

(5)                     Stock-Based Compensation

The Company accounts for its stock-based compensation awards under SFAS No. 123R, Share-Based Payment (SFAS No. 123R) which requires companies to recognize compensation expense for all equity-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Non-qualified stock options	$119	$13	$147	$152
Restricted stock units	99	66	273	225
Board of Director stock grants	12	11	58	23
Total stock-based compensation expense (pre-tax)	$230	$90	$478	$400

Pursuant to the Company’s 1973 Non-Qualified Stock Option Plan, as amended (the “Non-Qualified Plan”), and 2003 Incentive Stock Plan (the “2003 Plan”), the Company may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash and/or in shares of the Company’s common stock to officers, employees or members of the Board of Directors. As of September 30, 2007, the Company had non-qualified stock options, restricted stock, and restricted stock units outstanding under these plans as discussed below.

Non-Qualified Stock Options

Summarized information for the Company’s non-qualified stock options is as follows:

			Weighted
		Weighted	average	Aggregate
	Number of	average	remaining	intrinsic
Stock Options	options	exercise price	years	value
Outstanding at December 31, 2006	572,108	$5.48
Granted	880,000	11.08
Exercised	(346,366)	5.53
Cancelled/expired	(27,551)	5.75
Outstanding at September 30, 2007	1,078,191	10.03	5.11	$1,121,000
Exercisable at September 30, 2007	198,191	5.36	2.31	$1,121,000

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

Nine months ended
September 30, 2007
Expected term	4.75 years
Expected stock price volatility	22.1%
Risk-free interest rate	4.99%
Expected dividend yield	—%

As of September 30, 2007, the Company had approximately $2,223,000 of unrecognized compensation cost related to the unvested portion of outstanding stock options to be recognized on a straight-line basis over the remaining service period of approximately 4.7 years.

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

Company’s common stock. Summarized share information for the Company’s restricted stock units is as follows:

		Weighted
	Nine months ended	average
	September 30,	grant date
	2007	fair value
	(In shares)	(In dollars)
Outstanding and unvested, December 31, 2006	181,000	$7.53
Granted	74,000	8.96
Vested	(75,400)	7.52
Forfeited	(16,400)	7.97
Outstanding and unvested, September 30, 2007	163,200	$8.14

During the first quarter of 2007, the Company granted 74,000 restricted stock units to key employees in connection with the acquisition of Sandy. The awards had a grant date fair value of $8.96, and vest over a weighted average period of 4.4 years from the date of grant.

(6)                     Short-Term Borrowings

General Physics has a $25 million Financing and Security Agreement, as amended on August 6, 2007 (the ”Credit Agreement”), with a bank that expires on August 31, 2009 with annual renewal options. The Credit Agreement is secured by certain assets of General Physics and provides for an unsecured guaranty from the Company.

The maximum interest rate on the Credit Agreement is the daily LIBOR market index rate plus 2.75%. Based upon the financial performance of General Physics, the interest rate can be reduced. As of September 30, 2007, the rate was daily LIBOR plus 2.50%, which resulted in a rate of approximately 7.9%. The Credit Agreement contains covenants with respect to General Physics’ minimum tangible net worth, total liabilities ratio, leverage ratio, interest coverage ratio and its ability to make capital expenditures. The Credit Agreement also contains certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends. General Physics was in compliance with all loan covenants under the amended Credit Agreement as of September 30, 2007. In addition, General Physics is currently restricted from paying dividends or management fees to the Company in excess of $1,000,000 in any year, with the exception that the amended Credit Agreement permits General Physics to provide up to $10 million of cash to the Company to repurchase shares of its outstanding common stock in the open market.

As of September 30, 2007, General Physics had $3,330,000 of outstanding borrowings under the Credit Agreement and there was approximately $21,500,000 of additional borrowings available based upon 80% of eligible accounts receivable and 80% of eligible unbilled receivables. As of December 31, 2006, General Physics had no borrowings outstanding under the Credit Agreement.

(7)                     Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2007	2006
6% conditional subordinated notes due 2008 (a)	$2,885	$6,483
ManTech Note (b)	5,251	5,251
Capital lease obligations	51	30
	8,187	11,764
Less warrant related discount, net of accretion	(207)	(838)
	7,980	10,926
Less current maturities	(2,729)	(30)
	$5,251	$10,896

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

Subsequent to the spin-off of NPDC in 2004 and GSE Systems, Inc. (GSE) in 2005, and in accordance with the anti-dilution provisions of the warrant agreement for stock splits, reorganizations, mergers and similar transactions, the number of GP Warrants was adjusted to 984,116 and the exercise price was adjusted to $5.85 per share. The GP warrants are exercisable at any time until August 2008. The exercise price may be paid in cash, by delivery of the Gabelli Notes, or a combination of the two. During the year ended December 31, 2006, Gabelli exercised 197,823 GP Warrants for a total exercise price of $1,157,000 which was paid in the form of $140,000 cash and delivery of $1,017,000 of the Gabelli Notes and accrued interest thereon. During the nine months ended September 30, 2007, Gabelli exercised 624,862 GP Warrants for a total exercise price of $3,655,000, which was paid in the form of delivery of the Gabelli Notes and accrued interest thereon. As of September 30, 2007, there were 161,431 GP Warrants with an exercise price of $5.85 per share outstanding and exercisable.

The fair value of the GP Warrants at the date of issuance was $2,389,000, which reduced long-term debt in the accompanying condensed consolidated balance sheets and is being accreted as additional interest expense using the effective interest rate over the term of the Gabelli Notes. The Gabelli Notes have a yield to maturity of 15.436% based on the discounted value. Accretion charged as interest expense was approximately $57,000 and $119,000 for the three months ended September 30, 2007 and 2006, respectively, and approximately $200,000 and $357,000 for the nine months ended September 30, 2007 and 2006, respectively. The exercises of the GP Warrants during the nine months ended September 30, 2007 resulted in a decrease of $3,225,000 in the carrying value of the Gabelli Notes, which was reclassified to equity to reflect the issuance of shares of common stock upon exercise.

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

(8)                     Stockholders’ Equity

Changes in stockholders’ equity during the nine months ended September 30, 2007 were as follows (in thousands):

					Accumulated	Note
	Common	Additional		Treasury	other	receivable	Total
	stock	paid-in	Accumulated	stock	comprehensive	from	stockholders’
	($ 0.01 par)	capital	deficit	at cost	loss	stockholder	equity

Balance at December 31, 2006	$178	$159,042	$(65,558)	$(13,167)	$(640)	$(124)	$79,731
Net income	—	—	6,945	—	—	—	6,945
Other comprehensive income	—	—	—	—	259	—	259
Repayment of note receivable from stock holder	—	—	—	—	—	124	124
Repurchases of common stock	—	—	—	(2,525)	—	—	(2,525)
Stock-based compensation expense	—	465	—	13	—	—	478
Exercise of warrants by Gabelli	—	(1,124)	—	4,349	—	—	3,225
Cumulative effect adjustment upon adoption of FIN No. 48	—	—	(98)	—	—	—	(98)
Net issuances of treasury stock / other	—	(947)	—	3,430	—	—	2,483
Balance at September 30, 2007	$178	$157,436	$(58,711)	$(7,900)	$(381)	$—	$90,622

(9)                     Comprehensive Income

The following are the components of comprehensive income (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$2,544	$1,747	$6,945	$4,861
Other comprehensive income	155	123	259	256
Comprehensive income	$2,699	$1,870	$7,204	$5,117

As of September 30, 2007 and December 31, 2006, accumulated other comprehensive loss was $381,000 and $640,000, respectively, which consisted of foreign currency translation adjustments.

(10)              Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN No. 48). FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under FIN No. 48, a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under FIN No. 48 would equal the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. FIN No. 48 was effective as of January 1, 2007 for calendar-year companies. In applying the new accounting model prescribed by FIN No. 48, the Company was required to determine and assess all material positions existing as of the adoption date, including all significant uncertain positions, in all tax years, that were still subject to assessment or challenge under relevant tax statutes.

Upon adoption on January 1, 2007, the Company recorded a net decrease of $98,000 to accumulated deficit to reflect the cumulative effect adjustment for FIN No. 48. As of January 1, 2007, the Company had $2,218,000 of unrecognized tax benefits, all of which would impact the effective tax rate if recognized. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of January 1, 2007, the Company had no accrued interest or penalties. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examination by tax authorities for years prior to 2002.

(11)              Business Segments

Prior to the acquisition of Sandy on January 23, 2007, the Company had two reportable business segments. Subsequent to the acquisition, Sandy is being run as an unincorporated operating group of General Physics. The Company determined that the operations of Sandy constitute a separate reportable business segment and its results of operations are included in the Sandy Sales Training & Marketing segment since the effective date of the acquisition. As of September 30, 2007, the Company’s three reportable business segments are: 1) Process, Energy & Government; 2) Manufacturing & Business Process Outsourcing (BPO); and 3) Sandy Sales Training & Marketing. The Company is organized by operating group primarily based upon the markets served by each group and the services performed. The Process, Energy & Government and Manufacturing & BPO segments represent an aggregation of the Company’s operating segments in accordance with the aggregation criteria in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), and the Sandy Sales Training & Marketing segment represents one operating segment as defined in SFAS No. 131. Below is a description of each of the Company’s reportable business segments.

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

•                  Manufacturing & BPO – this segment primarily serves large companies in the automotive, steel, pharmaceutical, electronics, and other industries as well as certain governmental clients and provides training, curriculum design and development, staff augmentation, e-learning services, system hosting, integration and help desk support, business process and training outsourcing, and consulting and technical services.

•                  Sandy Sales Training & Marketing – this segment provides custom sales training and print-based and electronic publications primarily to the automotive industry.

For the nine months ended September 30, 2007 and 2006, sales to the United States government and its agencies represented approximately 18% and 30%, respectively, of the Company’s revenue. Revenue from the Department of the Army, which is included in the Process, Energy & Government segment, accounted for approximately 9% and 13% of the Company’s revenue for the nine months ended September 30, 2007 and 2006, respectively.

As a result of the acquisition of Sandy, the Company has a concentration of revenue from General Motors Corporation and its affiliates (“General Motors”) as well as a market concentration in the automotive sector. Revenue from General Motors accounted for approximately 21% of the Company’s revenue for the nine months ended September 30, 2007, and revenue from the automotive industry accounted for approximately 30% of the Company’s revenue for the nine months ended September 30, 2007.

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

The following tables set forth the revenue and operating income of each of the Company’s operating segments and includes a reconciliation of segment revenue to consolidated revenue and operating income to consolidated income before income tax expense (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue:
Process, Energy & Government	$18,882	$18,910	$52,400	$57,821
Manufacturing & BPO	27,055	25,141	80,181	75,537
Sandy Sales Training & Marketing	14,900	—	45,457	—
	$60,837	$44,051	$178,038	$133,358
Operating income:
Process, Energy & Government	$3,132	$2,055	$7,884	$5,450
Manufacturing & BPO	1,795	1,572	5,548	5,062
Sandy Sales Training & Marketing*	(68)	—	221	—
Corporate and other general and administrative expenses	(477)	(544)	(1,533)	(1,714)
	4,382	3,083	12,120	8,798

Interest expense	(296)	(376)	(955)	(1,233)
Other income	148	180	662	764
Income before income tax expense	$4,234	$2,887	$11,827	$8,329

* Operating income for the Sandy Sales Training & Marketing segment includes expense for the amortization of intangible assets totaling $375,000 and $1,301,000 for the three and nine months ended September 30, 2007, respectively.

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

The notes bore interest at the prime rate and were secured by certain assets owned by him. All unpaid principal and accrued interest on the loans were due on May 31, 2007. As of May 31, 2007, the Company had notes receivable and accrued interest from Mr. Feldman of approximately $207,000 after offsetting the $5 million deferred incentive compensation earned in 2004 and 2003, as discussed above. Mr. Feldman repaid the outstanding note receivable balance and accrued interest owed by him to the Company in cash during the second quarter of 2007.

Management Services Agreement Between NPDC and the Company

Prior to the spin-off of NPDC in 2004, NPDC was a wholly owned subsidiary of the Company. In connection with the spin-off, NPDC entered into a separate management agreement with the Company pursuant to which the Company has provided certain general corporate services to NPDC and has been reimbursed for such services. The term of the agreement extends for three years from the date of the spin-off, or through November 24, 2007, and may be terminated by either NPDC or the Company on or after July 30, 2006 with 180 days prior written notice. The Company charged NPDC approximately $0 and $234,000 for the three months ended September 30, 2007 and 2006, respectively, and $352,000 and $692,000 for the nine months ended September 30, 2007 and 2006, respectively, for services under the management agreement, which are reflected as reductions of selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

(13)              Commitments & Guarantees

Commitments

During 2007, General Physics entered into new and/or amendments to employment agreements with certain of its senior and executive officers. The agreements have initial employment terms which extend through at least February 2009 (with certain extension clauses), and contain non-compete covenants and change of control and termination provisions.

Guarantees

Subsequent to the spin-off of NPDC, the Company continued to guarantee certain obligations of NPDC’s subsidiaries, Five Star Products, Inc. (“Five Star”) and MXL Industries, Inc. (“MXL”). The Company guaranteed certain operating leases for Five Star’s New Jersey and Connecticut warehouses, totaling approximately $1,589,000 per year through March 31, 2007. The leases have been extended and now expire in the first quarter of 2009. The annual rent obligations are currently approximately $1,600,000. In connection with the spin-off of NPDC by the Company, NPDC agreed to assume the Company’s obligation under such guarantees, to use commercially reasonable efforts to cause the Company to be released from each such guaranty, and to hold the Company harmless from all claims, expenses and liabilities connected with the leases or NPDC’s breach of any agreements effecting the spin-off. The Company has not received confirmation that it has been released from these guarantees. The Company does not expect to incur any material payments associated with these guarantees, and as such, no liability is reflected in the condensed consolidated balance sheet.

The Company also guarantees the repayment of a debt obligation of MXL, which is secured by property and certain equipment of MXL. The aggregate outstanding balance of MXL’s debt obligation as of September 30, 2007 was $1,030,000. The Company’s guarantee expires upon the maturity of the debt obligation in March 2011. The Company does not expect to incur any material payments associated with this guarantee, and as such, no liability is reflected in the condensed consolidated balance sheet.

(14)              Litigation

In November 2004, an arbitrator awarded the Company $12,274,000 in damages and $6,016,000 in interest in connection with the Company’s 1998 acquisition of Learning Technologies from various subsidiaries (“Systemhouse”) of MCI Communications Corporation (“MCI”) which were subsequently acquired by Electronic Data Systems Corporation (“EDS”). EDS made a payment of $18,428,000 which included post-award interest of $139,000 to satisfy its obligation under the arbitration award. The Company recognized a gain on arbitration settlement, net of legal fees and expenses of $13,660,000 in 2004. In accordance with a spin-off agreement with NPDC, the Company made an additional capital contribution to NPDC of approximately $5,000,000 of the settlement proceeds.

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

The Company’s original fraud action included MCI as a defendant. The fraud action against MCI had been stayed as a result of MCI’s bankruptcy filing in 2002, and the Company’s claims against MCI were not tried or settled with the claims against EDS and Systemhouse. On December 13, 2005, the Bankruptcy Court heard arguments on a summary judgment motion that MCI had made before filing for bankruptcy. On September 12, 2006, the Bankruptcy Court asked the parties to submit further briefs concerning whether the summary judgment motion should be decided based on the standard applicable to such motions under state or federal law. On August 21, 2007, the Court granted the motion in part and denied the motion in part, letting the action proceed with respect to the Company’s allegation that MCI, through its employees acting on its behalf, made a false oral representation relating to the sale of Systemhouse to EDS. Pursuant to the spin-off agreement with NPDC, the Company will contribute to NPDC 50% of any proceeds received in the future, net of legal fees and taxes, with respect to the litigation claims.

The Company is not a party to any legal proceeding, the outcome of which is believed by management to have a reasonable likelihood of having a material adverse effect upon the financial condition and operating results of the Company.

(15)     Subsequent Event

Effective October 1, 2007, General Physics acquired Via, a custom e-learning sales training company, for a purchase price of $1,800,000 in cash paid at closing. In addition, General Physics may be required to pay up to an additional $3,250,000, contingent upon Via achieving certain earnings targets during the two twelve-month periods following the completion of the acquisition (see note 3).

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

General Overview

The Company’s business consists of its principal operating subsidiary, General Physics, a global training, engineering, and consulting company that seeks to improve the effectiveness of organizations by providing training, management consulting, e-learning solutions and engineering services and products that are customized to meet the specific needs of clients. Clients include Fortune 500 companies and manufacturing, process and energy companies and other commercial and governmental customers. General Physics is a global leader in performance improvement, with over four decades of experience in providing solutions to optimize workforce performance.

Prior to the acquisition of Sandy Corporation (“Sandy”) on January 23, 2007, the Company had two reportable business segments. Subsequent to the acquisition, Sandy is run as an unincorporated operating group of General Physics. The Company determined that the operations of Sandy constitute a separate reportable business segment and its results of operations are included in the Sandy Sales Training & Marketing segment since the effective date of the acquisition. As of September 30, 2007, the Company’s three reportable business segments are: 1) Process, Energy & Government; 2) Manufacturing & Business Process Outsourcing (BPO); and 3) Sandy Sales Training & Marketing. The Company is organized by operating group primarily based upon the markets served by each group and the services performed. The Process, Energy & Government and Manufacturing & BPO segments represent an aggregation of the Company’s operating segments in accordance with the aggregation criteria in Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS No. 131), and the Sandy Sales Training & Marketing segment represents one operating segment as defined in SFAS No. 131.

The following is a description of the Company’s three reportable business segments:

•                  Process, Energy & Government – this segment primarily serves federal and state governmental agencies, large government contractors, petroleum and chemical refining companies, and electric power utilities and provides engineering consulting, design and evaluation services regarding facilities, the environment, processes and systems, and staff augmentation, curriculum design and development, and training and technical services.

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

Significant Events in 2007

Acquisitions

Sandy Corporation

On January 23, 2007, General Physics completed the acquisition of certain operating assets and the business of Sandy, a leader in custom product sales training and part of the ADP Dealer Services division of ADP. The Sandy business is run as an unincorporated division of General Physics. Sandy offers custom sales training and print-based and electronic publications primarily to the automotive industry. The purchase price consisted of approximately $4.4 million in cash paid to ADP from cash on hand and the assumption by General Physics of certain liabilities to complete contracts. In addition, General Physics may be required to pay ADP up to an additional $8.0 million, contingent upon Sandy achieving certain revenue targets, as defined in the purchase agreement, during the two twelve-month periods following the completion of the acquisition.

The purchase price consisted of the following (in thousands):

Cash purchase price	$4,393
Acquisition costs	964
Total purchase price	$5,357

The Company’s preliminary purchase price allocation for the net assets acquired is as follows (in thousands):

Inventory	$783
Prepaid expenses and other current assets	67
Property, plant and equipment	134
Amortizable intangible assets	6,006
Goodwill	679
Total assets	7,669
Accounts payable, accrued expenses and other liabilities	1,004
Billings in excess of costs and estimated earnings on uncompleted contracts	1,308
Total liabilities assumed	2,312

Net assets acquired	$5,357

The Company recorded customer-related intangible assets as a result of the acquisition, which included $4,701,000 relating to customer lists and relationships acquired with an estimated useful life of 12 years, and $1,305,000 relating to contract backlog for future services under firm contracts to be amortized over 14 months subsequent to the acquisition in proportion to the amount of related backlog to be recognized in revenue. During the three and nine months ended September 30, 2007, the Company recognized $375,000 and $1,301,000 of amortization expense for these intangible assets, respectively. The amortization related to the contract backlog intangible asset totaled $277,000 and $1,040,000 for the three and nine months ended September 30, 2007, respectively, and the amortization related to the customer lists and relationships intangible asset totaled $98,000 and $261,000 for the three and nine months ended September 30, 2007, respectively.

The following unaudited pro forma condensed consolidated results of operations assume that the acquisition of Sandy was completed as of January 1 for each of the interim periods shown below:

	Nine months ended
	September 30,
	2007	2006
	(In thousands, except per share amounts)
Revenue	$181,986	$184,956
Net income	7,035	6,320
Basic earnings per share	0.42	0.38
Diluted earnings per share	0.41	0.36

The pro forma data above may not be indicative of the results that would have been obtained had the acquisition actually been completed at the beginning of the periods presented, nor is it intended to be a projection of future results.

Smallpeice Enterprises Ltd. (SEL)

On June 1, 2007, General Physics, through its wholly owned GPUK subsidiary, completed the acquisition of Smallpeice Enterprises Ltd. (“SEL”), a provider of business improvement and technical and management training services in the United Kingdom. GPUK acquired 100% ownership of SEL for a purchase price of approximately $3.3 million in cash, subject to post-closing adjustment based on actual net assets, and incurred approximately $0.2 million of acquisition costs. In addition, General Physics may be required to pay the seller up to an additional $1.8 million, contingent upon SEL achieving certain earnings targets, as defined in the purchase agreement, during the one-year period following completion of the acquisition. SEL is included in the Company’s Manufacturing & BPO segment and its results of operations are included in the condensed consolidated financial statements since the date of the acquisition. The pro-forma impact of the SEL acquisition is not material to the Company’s results of operations for the three and nine months ended September 30, 2007.

The Company’s preliminary purchase price allocation for the net assets acquired is as follows (in thousands):

Cash	$30
Accounts receivable and other current assets	1,275
Property, plant and equipment	172
Goodwill and intangible assets	2,866
Total assets	4,343
Accounts payable, accrued expenses and other liabilities	712
Billings in excess of costs and estimated earnings on uncompleted contracts	158
Total liabilities assumed	870

Net assets acquired	$3,473

Via Training

Effective October 1, 2007, General Physics acquired Via, a custom e-learning sales training company, for a purchase price of $1.8 million in cash paid at closing. In addition, General Physics may be required to pay up to an additional $3.3 million, contingent upon Via achieving certain earnings targets during the two twelve-month periods following the completion of the acquisition. Via will be included in the Company’s Manufacturing & BPO segment and its results of operations will be included in its consolidated financial statements effective October 1, 2007.

Operating Highlights

Three Months ended September 30, 2007 Compared to the Three Months ended September 30, 2006

For the three months ended September 30, 2007, the Company had income before income tax expense of $4.2 million compared to $2.9 million for the three months ended September 30, 2006. The improved results are primarily due to an increase in operating income of $1.3 million, the components of which are discussed below, and largely a result of increased margins in the Process, Energy & Government segment and the Sandy and SEL acquisitions which were accretive to earnings for the third quarter of 2007. Net income was $2.5 million, or $0.15 per diluted share, for the third quarter of 2007 compared to net income of $1.7 million, or $0.11 per diluted share, for the third quarter of 2006.

Diluted weighted average shares outstanding were 17.3 million for the third quarter of 2007 compared to 16.6 million for the third quarter of 2006. The increase in shares outstanding is primarily due to the issuance of shares for warrant and stock option exercises, offset by shares repurchased in the open market in 2007. In connection with its share repurchase program, the Company repurchased 110,300 shares of common stock in the open market during the three months ended September 30, 2007 for approximately $1.2 million in cash. In August 2007, the Company’s Board of Directors authorized an additional $5 million of future share repurchases under the buyback program. As of September 30, 2007, there was approximately $4.4 million remaining to be used for repurchases under the additional $5 million buyback program authorized in August 2007.

Revenue

	Three months ended
	September 30,
(Dollars in thousands)	2007	2006

Process, Energy & Government	$18,882	$18,910
Manufacturing & BPO	27,055	25,141
Sandy Sales Training & Marketing	14,900	—
	$60,837	$44,051

Process, Energy & Government revenue was $18.9 million during both the third quarter of 2007 and the third quarter of 2006. Despite revenue being flat quarter over quarter, the following offsetting fluctuations were experienced by this segment during the third quarter of 2007 compared to the same period in 2006: net increases of $0.8 million in engineering and training services for petroleum and refining customers, net increases of $0.6 million for construction jobs primarily for liquefied natural gas (LNG) and hydrogen fueling station facilities, offset by a $1.2 million decrease in revenue from hurricane recovery services, and net decreases of $0.2 million primarily due to the completion of chemical demilitarization projects.

Manufacturing & BPO revenue increased $1.9 million or 7.6% during the third quarter of 2007 compared to the third quarter of 2006. The increase in revenue is primarily due to a $1.8 increase in revenue from our operations in the United Kingdom due to the acquisition of SEL which contributed $1.3 million in revenue during the third quarter of 2007, as well as the impact of foreign currency exchange fluctuations in the third quarter of 2007 compared to the third quarter of 2006. Other revenue increases during the third quarter of 2007 compared to the third quarter of 2006 included an increase in training and consulting services with steel customers of $0.8 million and net increases of $0.2 million in the expansion of BPO services with new and existing customers. The $0.2 million net increase in BPO services was comprised of $1.1 million of net increases with new and existing customers, offset by a decrease in revenue of $0.9 million from a BPO client in 2007 due to a reduction in scope. These net increases in revenue were offset by a $0.6 million decrease in revenue due to reduced funding on a lean manufacturing contract as compared to the third quarter of 2006, and other net decreases in revenue of $0.3 million primarily due to fewer e-learning implementations and content development services taking place during the third quarter of 2007 compared to the third quarter of 2006.

The acquisition of Sandy resulted in an increase in revenue of $14.9 million during the third quarter of 2007. The results of Sandy’s operations have been included in the Company’s consolidated statements of operations since the completion of the acquisition on January 23, 2007. The Company may experience significant quarterly fluctuations in revenue and income related to Sandy’s publications business, since revenue and cost on publication contracts are recognized in the period in which the publications ship, based on the output method of performance. Shipments occur at various times throughout the year and the volume of publications shipped could fluctuate from quarter to quarter. Publications revenue in the Sandy Sales Training & Marketing segment totaled $1.4 million during the third quarter of 2007, compared to $4.1 million during the second quarter of 2007 and $2.6 million during the first quarter of 2007.

Gross Profit

	Three months ended
	September 30,
	2007		2006
(Dollars in thousands)		% Revenue		% Revenue

Process, Energy & Government	$4,221	22.4%	$3,449	18.2%
Manufacturing & BPO	3,501	12.9%	3,461	13.8%
Sandy Sales Training & Marketing	1,325	8.9%	—	—
	$9,047	14.9%	$6,910	15.7%

Process, Energy & Government gross profit of $4.2 million or 22.4% of revenue for the third quarter of 2007 increased by $0.8 million or 22.4% when compared to gross profit of $3.4 million or 18.2% of revenue for the third quarter of 2006. This increase in gross profit is primarily attributable to revenue and margin increases on petroleum and refining projects due to both direct costs and indirect overhead costs increasing at a lower rate than the revenue growth on these projects during the third quarter of 2007 compared to the third quarter of 2006. In addition, there were increases in gross profit due to revenue growth on construction jobs primarily for liquefied natural gas (LNG) and hydrogen fueling station facilities, as well as an increase in gross profit related to the sale of a software product to an energy customer that occurred during the third quarter of 2007. Costs were also reduced to re-align with the declining revenue streams experienced by the other areas within this segment as discussed above.

Manufacturing & BPO gross profit was $3.5 million or 12.9% of revenue for the third quarter of 2007 compared to gross profit of $3.5 million or 13.8% of revenue for the third quarter of 2006. Gross profit was flat quarter over quarter, but decreased as a percentage of revenue for the third quarter of 2007 compared to 2006. The decreased margins are due to the following: non-billable start-up costs incurred on a new major BPO contract during the third quarter of 2007, a lower volume of participant attendance per course for training provided to certain BPO customers during the third quarter of 2007 compared to the third quarter of 2006, and investments in the expansion of international operations during the third quarter of 2007 compared to the third quarter of 2006.

Sandy Sales Training and Marketing gross profit was $1.3 million or 8.9% of revenue for the third quarter of 2007. The results of Sandy’s operations have been included in the Company’s consolidated statements of operations since the completion of the acquisition on January 23, 2007.

Selling, General and Administrative Expenses

SG&A expenses increased $0.8 million or 21.9% from $3.8 million for the third quarter of 2006 to $4.7 million for the third quarter of 2007. The increase in SG&A expenses during the third quarter of 2007 compared to the third quarter of 2006 is primarily due to an increase in amortization expense of $0.4 million related to intangible assets recorded in connection with the acquisition of Sandy and an increase in labor, benefits and facilities expense of $0.4 million primarily due to the Sandy acquisition.

Interest Expense

Interest expense was $0.3 million for the third quarter of 2007 compared to $0.4 million for the third quarter of 2006. The decrease of $80,000 is primarily due to a decrease in interest expense related to the Gabelli Notes as a result of warrant exercises by Gabelli Funds during 2007 and the second half of 2006 which resulted in a decrease in the principal balance of the debt (see Note 7 to the accompanying condensed consolidated financial statements), as well as a decrease in amortization of deferred financing costs during the third quarter of 2007 compared to the third quarter of 2006. The decrease in interest expense was slightly offset by an increase in interest expense due to an increase in short-term borrowings under the Credit Agreement during the third quarter of 2007 compared to the third quarter of 2006.

Other Income

Other income was $0.1 million for the third quarter of 2007 compared to $0.2 million for the third quarter of 2006. The decrease of $32,000 is primarily due to a decrease in interest income.

Income Tax Expense

Income tax expense was $1.7 million for the third quarter of 2007 compared to $1.1 million for the third quarter of 2006. The increase is due to increased income before income tax expense for the third quarter of 2007 compared to the third quarter of 2006  The effective income tax rate was 39.9% and 39.5% for the three months ended September 30, 2007 and 2006, respectively. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the federal and state statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Nine Months ended September 30, 2007 Compared to the Nine Months ended September 30, 2006

For the nine months ended September 30, 2007, the Company had income before income tax expense of $11.8 million compared to $8.3 million for the nine months ended September 30, 2006. The improved results are primarily due to an increase in operating income of $3.3 million, the components of which are discussed below, and is attributable to increases in operating income across all of the Company’s business segments as well as the Sandy and SEL acquisitions which were accretive to earnings in 2007. Net income was $6.9 million, or $0.40 per diluted share for the nine months ended September 30, 2007 compared to net income of $4.9 million, or $0.28 per diluted share, for the same period in 2006.

Diluted weighted average shares outstanding were 17.2 million for the nine months ended September 30, 2007 compared to 17.4 million for the same period in 2006. In connection with its share repurchase program, the Company repurchased 255,300 shares of common stock in the open market during the nine months ended September 30, 2007 for approximately $2.5 million in cash. In August 2007, the Company’s Board of Directors authorized an additional $5 million of future share repurchases under the buyback program. As of September 30, 2007, there was approximately $4.4 million remaining to be used for repurchases under the additional $5 million buyback program authorized in August 2007.

Revenue

	Nine months ended
	September 30,
(Dollars in thousands)	2007	2006

Process, Energy & Government	$52,400	$57,821
Manufacturing & BPO	80,181	75,537
Sandy Sales Training & Marketing	45,457	—
	$178,038	$133,358

Process, Energy & Government revenue decreased $5.4 million or 9.4% during the nine months ended September 30, 2007 compared to the same period in 2006. The decrease in revenue is primarily due to a decrease in revenue of $4.8 million due to the completion of chemical demilitarization projects during 2006 and a $3.9 million decrease in hurricane recovery services during the nine months ended September 30, 2007 compared to the same period in 2006. In addition, there was a $0.9 million decline in revenue funding for the Domestic Preparedness Equipment Technical Assistance Program (DPETAP), offset by an increase of $0.4 million of revenue for state emergency awareness training services. There were also net decreases of $1.0 million for services provided to energy and other customers primarily due to contracts concluding in late 2006 and early 2007. These decreases were offset by an increase of $3.3 million in engineering and training services for petroleum and refining customers and a net increase of $1.5 million for construction jobs primarily for liquefied natural gas (LNG) and hydrogen fueling station facilities.

Manufacturing & BPO revenue increased $4.6 million or 6.1% during the nine months ended September 30, 2007 compared to the same period in 2006. The increase in revenue is primarily due to a $3.1 million increase in revenue from our operations in the United Kingdom due to the acquisition of SEL which contributed $1.9 million in revenue during the nine months ended September 30, 2007, as well as the impact of foreign currency exchange fluctuations during the nine months ended September 30, 2007 compared to the same period in 2006. Other revenue increases during 2007 included an increase in training and consulting services with steel customers of $1.7 million and net increases of $1.4 million in the expansion of BPO services with new and existing customers. The $1.4 million net increase in BPO services is comprised of $5.2 million of net increases with new and existing customers, offset by a decrease in revenue of $3.8 million from a BPO client in 2007 due to a reduction in scope. These net increases in revenue were offset by a $1.2 million net revenue decrease primarily due to fewer e-learning implementations and content development services taking place during the nine months ended September 30, 2007 compared to the same period in 2006, as well as a net $0.4 million decrease in revenue on lean manufacturing contracts as compared to 2006.

The acquisition of Sandy resulted in an increase in revenue of $45.5 million during the nine months ended September 30, 2007. The results of Sandy’s operations have been included in the Company’s consolidated statements of operations since the completion of the acquisition on January 23, 2007. The Company may experience significant quarterly fluctuations in revenue and income related to Sandy’s publications business, since revenue and cost on publication contracts are recognized in the period in which the publications ship, based on the output method of performance. Shipments occur at various times throughout the year and the volume of publications shipped could fluctuate from quarter to quarter. Publications revenue in the Sandy Sales Training & Marketing segment totaled $1.4 million during the third quarter of 2007, compared to $4.1 million during the second quarter of 2007 and $2.6 million during the first quarter of 2007.

In addition, as a result of the acquisition of Sandy, the Company has a concentration of revenue from General Motors Corporation and its affiliates (“General Motors”) as well as a market concentration in the automotive sector. Revenue from General Motors accounted for approximately 21% of the Company’s revenue for the nine months ended September 30, 2007, and revenue from the automotive industry accounted for approximately 30% of the Company’s revenue for the nine months ended September 30, 2007.

Gross Profit

	Nine months ended
	September 30,
	2007		2006
(Dollars in thousands)		% Revenue		% Revenue
Process, Energy & Government	$11,014	21.0%	$9,419	16.3%
Manufacturing & BPO	10,764	13.4%	10,210	13.5%
Sandy Sales Training & Marketing	4,615	10.2%	—	—
	$26,393	14.8%	$19,629	14.7%

Process, Energy & Government gross profit of $11.0 million or 21.0% of revenue for the nine months ended September 30, 2007 increased by $1.6 million or 16.9% when compared to gross profit of $9.4 million or 16.3% of revenue for the same period in 2006. This increase in gross profit is primarily attributable to revenue and margin increases on petroleum and refining projects due to both direct costs and indirect overhead costs increasing at a lower rate than the revenue growth on these projects during the nine months ended September 30, 2007 compared to the same period in 2006. In addition, there were increases in gross profit due to revenue growth on construction jobs primarily for liquefied natural gas (LNG) and hydrogen fueling station facilities. Costs were also reduced to re-align with the declining revenue streams experienced by the other areas within this segment as discussed above. The gross profit increase on the petroleum and refining projects combined with these cost reductions more than offset the revenue decreases in this segment.

Manufacturing & BPO gross profit of $10.8 million or 13.4% of revenue for the nine months ended September 30, 2007 increased by $0.6 million or 5.4% when compared to gross profit of $10.2 million or 13.5% of revenue for the same period in 2006. This increase in gross profit is primarily due to revenue growth in this segment, partially offset by decreases in margin due to non-billable start-up costs incurred on a new major BPO contract, a lower volume of participant atttendance per course for training provided to certain BPO customers during the third quarter of 2007 compared to the third quarter of 2006, and investments in the expansion of international operations during the third quarter of 2007. In addition, there was a decrease in gross profit due to income from a management services agreement with GSE Systems in 2006 which ended on December 31, 2006 and did not generate income in 2007.

Sandy Sales Training and Marketing gross profit was $4.6 million or 10.2% of revenue for the nine months ended September 30, 2007. The results of Sandy’s operations have been included in the Company’s consolidated statements of operations since the completion of the acquisition on January 23, 2007.

Selling, General and Administrative Expenses

SG&A expenses increased $3.4 million or 31.8% from $10.8 million for the nine months ended September 30, 2006 to $14.3 million for the same period in 2007. The increase is primarily due to the following increases in SG&A expenses during the nine months ended September 30, 2007 compared to the same period in 2006: an increase in amortization expense of $1.3 million related to intangible assets recorded in connection with the acquisition of Sandy, an increase in labor, benefits and facilities expense of $1.1 million due to the Sandy acquisition, increases in accounting, legal and board of director fees totaling approximately $0.4 million, and the effect of a bad debt recovery of $0.4 million in the first quarter of 2006 which reduced SG&A expense in 2006 and did not recur in 2007.

Interest Expense

Interest expense decreased $0.3 million from $1.2 million for the nine months ended September 30, 2006 to $1.0 million for the same period in 2007. The decrease is primarily due to a $0.3 million decrease in interest expense related to the Gabelli Notes as a result of warrant exercises by Gabelli Funds during 2007 and the second half of 2006 which resulted in a decrease in the principal balance of the debt (see Note 7 to the accompanying condensed consolidated financial statements), as well as a decrease in amortization of deferred financing costs during the nine months ended September 30, 2007 compared to the same period in 2006. The decrease in interest expense was slightly offset by an increase in interest expense due to an increase in short-term borrowings under the Credit Agreement during the first half of 2007 compared to the same period in 2006.

Other Income

Other income was $0.7 million for the nine months ended September 30, 2007 compared to $0.8 million for the same period in 2006. The decrease of $0.1 million was primarily due to a decrease in interest income during the nine months ended September 30, 2007 compared to the same period in 2006.

Income Tax Expense

Income tax expense was $4.9 million for the nine months ended September 30, 2007 compared to $3.5 million for the same period in 2006. The increase is due to increased income before income tax expense for the nine months ended September 30, 2007 compared to the same period in 2006. The effective income tax rate was 41.3% and 41.6% for the nine months ended September 30, 2007 and 2006, respectively. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the federal and state statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Liquidity and Capital Resources

Working Capital

The Company had cash and cash equivalents totaling $2.7 million as of September 30, 2007 compared to $8.7 million as of December 31, 2006. In addition, the Company had a negative cash book balance resulting from outstanding checks which had not cleared the bank as of September 30, 2007 totaling $0.9 million due to the timing of payments, which is included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheet as of September 30, 2007.

The decrease in cash from December 31, 2006 is primarily due to the use of a total of $8.8 million of cash to complete the acquisitions of Sandy in January 2007 and SEL in the United Kingdom in June 2007. The

Company also used approximately $2.5 million of cash to repurchase 255,300 shares of its common stock in the open market during the nine months ended September 30, 2007.

In connection with the acquisitions of Sandy, SEL and Via Training during 2007, the Company may be required to pay the following additional payments to the sellers:

•      up to an additional $8.0 million to ADP, contingent upon Sandy achieving certain revenue targets, as defined in the purchase agreement, during the two twelve-month periods following the completion of the acquisition (a maximum of $4.0 million each year subsequent to the January 23, 2007 acquisition date);

•      up to an additional $1.8 million to the sellers of SEL, contingent upon SEL achieving certain earnings targets, as defined in the purchase agreement, during the one-year period following completion of the acquisition; and

•      up to an additional $3.3 million, contingent upon Via achieving certain earnings targets during the two twelve-month periods following the completion of the acquisition.

The Company believes that cash generated from operations and borrowing availability under the Credit Agreement (described below), will be sufficient to fund the working capital and other requirements of the Company for the foreseeable future.

For the nine months ended September 30, 2007, the Company’s working capital increased $0.2 million from $23.1 million at December 31, 2006 to $23.3 million at September 30, 2007.

Cash Flows

Nine Months ended September 30, 2007 Compared to the Nine Months ended September 30, 2006

The Company’s cash balance decreased from $8.7 million as of December 31, 2006 to $2.7 million at September 30, 2007. The decrease in cash and cash equivalents resulted from cash used in investing activities of $11.1 million, offset by cash provided by operating activities of $1.8 million and cash provided by financing activities of $3.2 million during the nine months ended September 30, 2007.

Cash provided by operating activities was $1.8 million for the nine months ended September 30, 2007 compared to $9.8 million for the same period in 2006. The decrease in cash provided by operating activities compared to the prior period is primarily due to an increase in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts as a result of the Sandy acquisition. The Company did not acquire Sandy’s accounts receivable and contract-related unbilled balances as of the acquisition date, which resulted in a short-term investment by the Company to complete contracts and a delay in the collection of billings.

Cash used in investing activities was $11.1 million for the nine months ended September 30, 2007 compared to $1.1 million for the same period in 2006. The increase in cash used in investing activities is primarily due to $5.4 million of cash used for the acquisition of Sandy and $3.4 million of cash used for the acquisition of SEL in the United Kingdom (see Note 3 to the accompanying condensed consolidated financial statements for further details regarding these acquisitions), compared to $0.6 million of cash used in 2006 for the acquisition of Peters Management Consultancy Ltd. (PMC) in the United Kingdom. In addition, cash used for fixed asset additions increased $0.9 million during the nine months ended September 30, 2007 compared to the same period in 2006, and cash used for software development costs related to a new financial system implementation was $0.8 million during the nine months ended September 30, 2007.

Cash provided by financing activities was $3.2 million for the nine months ended September 30, 2007 compared to cash used in financing activities of $21.6 million for the same period in 2006. The increase in cash provided is primarily due to $20.9 million of cash used in connection with the capital stock restructuring in 2006 which did not recur in 2007, an increase in short-term borrowings during the nine months ended September 30, 2007 of $3.3 million compared to no borrowings in 2006, and a negative cash book balance totaling $0.9 million as of September 30, 2007 resulting from outstanding checks which had not cleared the bank as of September 30, 2007 due to the timing of payments, and are classified as accounts payable in the condensed consolidated balance sheet. In addition, there was an increase in cash received from the exercise of stock options of $0.7 million during the nine months ended September 30, 2007 compared to the same period in 2006.

Short-term Borrowings

General Physics has a $25 million Credit Agreement with a bank that expires on August 31, 2009, with annual renewal options, and is secured by certain assets of General Physics and provides for an unsecured guaranty from the Company. The maximum interest rate on borrowings under the Credit Agreement is the daily LIBOR Market Index Rate plus 2.75%. Based upon the financial performance of General Physics, the interest rate can be reduced. As of September 30, 2007, the rate was daily LIBOR plus 2.50%, which resulted in a rate of approximately 7.9%. The Credit Agreement contains covenants with respect to General Physics’ minimum tangible net worth, total liabilities ratio, leverage ratio, interest coverage ratio and its ability to make capital expenditures. The Credit Agreement also contains certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends. General Physics was in compliance with all loan covenants under the Credit Agreement as of September 30, 2007. General Physics is also currently restricted from paying dividends and management fees to the Company in excess of $1.0 million in any fiscal year, with the exception of a waiver by the lender which permits General Physics to provide up to $10 million of cash to the Company to repurchase shares of its outstanding common stock in the open market. As of September 30, 2007, the Company had $3,330,000 of outstanding borrowings under the Credit Agreement and there was approximately $21,500,000 of additional borrowings available based upon 80% of eligible accounts receivable and 80% of eligible unbilled receivables. As of December 31, 2006, the Company had no borrowings outstanding under the Credit Agreement.

Long-term Debt

In August 2003, the Company issued and sold to four Gabelli funds $7.5 million aggregate principal amount of 6% Conditional Subordinated Notes due 2008 (Gabelli Notes) and 937,500 warrants (GP Warrants), each entitling the holder thereof to purchase (subject to adjustment) one share of the Company’s common stock at an exercise price of $8.00. The aggregate purchase price for the Gabelli Notes and GP Warrants was $7.5 million. The Gabelli Notes are secured by a mortgage on the Company’s former property located in Pawling, New York which was distributed to National Patent Development Corporation (NPDC) in connection with its spin-off in 2004. In addition, at any time that less than $1,875,000 million principal amount of the Gabelli Notes is outstanding, the Company may defease the obligations secured by the mortgage and obtain a release of the mortgage. Subsequent to the spin-offs of NPDC and GSE Systems, Inc. and in accordance with the anti-dilution provisions of the warrant agreement, the number of GP Warrants was adjusted to 984,116 and the exercise price was adjusted to $5.85 per share. During the year ended December 31, 2006, Gabelli exercised 197,823 GP Warrants for a total exercise price of $1,157,000, which was paid in the form of $140,000 cash and delivery of $1,017,000 of the Gabelli Notes and accrued interest thereon. During the nine months ended September 30, 2007, Gabelli Funds exercised an additional 624,862 GP Warrants for a total exercise price of $3,655,000 which was paid in the form of delivery of the Gabelli Notes and accrued interest thereon. As of September 30, 2007, there were 161,431 GP Warrants with an exercise price of $5.85 per share outstanding and exercisable.

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

Off-Balance Sheet Arrangements – Guarantees

Subsequent to the spin-off of NPDC, the Company continued to guarantee certain obligations of NPDC’s subsidiaries, Five Star Products, Inc. (“Five Star”) and MXL Industries, Inc. (“MXL”). The Company guaranteed certain operating leases for Five Star’s New Jersey and Connecticut warehouses, totaling approximately $1,589,000 per year through March 31, 2007. The leases have been extended and now expire in the first quarter of 2009. The annual rent obligations are currently approximately $1,600,000. In connection with the spin-off of NPDC by the Company, NPDC agreed to assume the Company’s obligation under such guarantees, to use commercially reasonable efforts to cause the Company to be released from each such guaranty, and to hold the Company harmless from all claims, expenses and liabilities connected with the leases or NPDC’s breach of any agreements effecting the spin-off. The Company has not received confirmation that it has been released from these guarantees. The Company does not expect to incur any material payments associated with these guarantees, and as such, no liability is reflected in the condensed consolidated balance sheet.

The Company also guarantees the repayment of a debt obligation of MXL, which is secured by property and certain equipment of MXL. The aggregate outstanding balance of MXL’s debt obligation as of September 30, 2007 was $1,030,000. The Company’s guarantee expires upon the maturity of the debt obligation in March 2011. The Company does not expect to incur any material payments associated with this guarantee, and as such, no liability is reflected in the condensed consolidated balance sheet.

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

Accounting Standard Adopted

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN No. 48). FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under FIN No. 48, a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under FIN No. 48 would equal the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. FIN No. 48 was effective as of January 1, 2007 for calendar-year companies. In applying the new accounting model prescribed by FIN No. 48, the Company was required to determine and assess all material positions existing as of the adoption date, including all significant uncertain positions, in all tax years, that are still subject to assessment or challenge under relevant tax statutes. The Company adopted FIN No. 48 effective January 1, 2007. See Note 10 to the accompanying condensed consolidated financial statements for further details regarding the impact of adoption of FIN No. 48 on the Company’s consolidated financial statements.

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

Internal Control Over Financial Reporting

During the nine months ended September 30, 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.            Legal Proceedings

None.

Item 1A.         Risk Factors

The following are additions and changes to the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and should be read in conjunction with such risk factors:

Acquisitions are part of our growth strategy and might not be successful.

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

During 2007, we have completed the acquisitions of Via, Smallpeice and certain assets and the business of Sandy. While we believe that all of these acquisitions will be accretive to our earnings and we will be able to integrate their operations into our business successfully, we can provide no assurances that our expectations will prove to be accurate. Sandy’s business, in particular, is heavily oriented toward providing sales training to auto manufacturers in the U.S. domestic automotive industry.  Developments in that industry, as well as certain unforeseen factors or other risks may cause our actual results to differ from our expectations.

Difficulties in integrating acquired businesses could result in reduced revenues and income.

We may not be able to integrate successfully any business we have acquired or could acquire in the future. The integration of the businesses will be complex and time consuming, will place a significant strain on management, administrative services personnel and our information systems, and this strain could disrupt our businesses. Furthermore, we could be adversely impacted by unknown liabilities of acquired businesses. We could encounter substantial difficulties, costs and delays involved in integrating common accounting, information and communication systems, operating procedures, internal controls and human resources practices, including incompatibility of business cultures and the loss of key employees and customers. These difficulties could reduce our ability to gain customers or retain existing customers, and could increase operating expenses, resulting in reduced revenues and income and a failure to realize the anticipated benefits of acquisitions.

We have made several acquisitions during the past two years. As a result of these transactions, our past performance is not indicative of future performance, and investors should not base their expectations as to our future performance on our historical results.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s share repurchase activity for the three months ended September 30, 2007:

Issuer Purchases of Equity Securities
			Total number	Approximate
			of shares	dollar value of
	Total number	Average	purchased as	shares that may yet
	of shares	price paid	part of publicly	be purchased under
Month	purchased	per share	announced program (1)	the program
July 1-31, 2007	—	—	—	—
August 1-31, 2007	63,600	$10.04	63,600	$4,882,000
September 1-30, 2007	46,700	$11.01	46,700	$4,368,000

(1)     Represents shares repurchased in the open market in connection with the Company’s share repurchase program under which the Company may repurchase up to $10 million of its common stock from time to time in the open market subject to prevailing business and market conditions and other factors. The original $5 million buyback program was authorized by the Company’s Board of Directors and was publicly announced on January 19, 2006, and an additional $5 million of repurchases was authorized and announced in August 2007. There is no expiration date for the repurchase program.

Item 3.            Defaults Upon Senior Securities

None.

Item 4.            Submission of Matters to a Vote of Security Holders

None.

Item 5.            Other Information

None.

Item 6.            Exhibits

10.1           Amendment, dated June 20, 2007, to Employment Agreement dated as of July 1, 1999 between the Company and Scott N. Greenberg. Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on June 26, 2007.

10.2           Amendment, dated June 20, 2007, to Employment Agreement dated as of July 1, 1999 between the Company and Douglas E. Sharp. Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on June 26, 2007.

10.3           Form of Employment Agreement between the Company and certain of its executive vice presidents. Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on October 4, 2007.

10.4           Form of Employment Agreement between General Physics Corporation and certain of its senior vice presidents.*

31.1           Certification of Chief Executive Officer of the Company dated November 8, 2007 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

31.2           Certification of Executive Vice President and Chief Financial Officer of the Company dated November 8, 2007 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

32.1           Certification of Chief Executive Officer and Chief Financial Officer of the Company dated November 8, 2007 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

_____________

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GP STRATEGIES CORPORATION

November 8, 2007	/s/ Scott N. Greenberg
Chief Executive Officer

/s/ Sharon Esposito-Mayer
Executive Vice President and Chief Financial Officer