Form 10-K
period 2007-12-31
GP STRATEGIES CORP
filed 2008-03-11
CIK 70415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

☐ Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from                  to

Commission File Number 1-7234

GP STRATEGIES CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware (State of Incorporation)	13-1926739 (I.R.S. Employer Identification No.)

6095 Marshalee Drive, Suite 300, Elkridge, MD (Address of principal executive offices)	21075 (Zip Code)

(410) 379-3600
Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered:
Common Stock, $.01 par value	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes   ☐ No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒ No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”  in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes   ☐ No   ☒

The aggregate market value of the outstanding shares of the Registrant’s Common Stock, par value $.01 per share, held by non-affiliates as of June 30, 2007 was approximately $171,000,000.

The number of shares outstanding of the registrant’s Common Stock as of February 29, 2008:

Class	Outstanding
Common Stock, par value $.01 per share	16,749,392 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Stockholders are incorporated herein by reference into Part III hereof.

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward looking statements.  Forward–looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results.  We use words such as “expects,” “intends,” “believes,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “plans” and similar expressions to indicate forward-looking statements, but their absence does not mean a statement is not forward-looking. Because these forward-looking statements are based upon management’s expectations and assumptions and are subject to risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, those factors set forth under Item 1A - Risk Factors and those other risks and uncertainties detailed in our periodic reports and registration statements filed with the Securities and Exchange Commission.  We caution that these risk factors may not be exhaustive.  We operate in a continually changing business environment, and new risk factors emerge from time to time.  We cannot predict these new risk factors, nor can we assess the effect, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ from those expressed or implied by these forward-looking statements.

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

Company Information Available on the Internet

Our internet address is www.gpworldwide.com.  We make available free of charge through our internet site, our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and any amendment to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, (the “Exchange Act”) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (“SEC”).

PART I

Item 1:           Business

Introduction

GP Strategies Corporation (“GP Strategies” or the “Company”) was incorporated in Delaware in 1959. The Company is a New York Stock Exchange (“NYSE”) listed company traded under the symbol GPX.  The Company’s business consists of its training, engineering, technical services and consulting business operated by its subsidiary, General Physics Corporation (“General Physics” or “GP”) which was established in 1966. General Physics is a workforce development company that seeks to improve the effectiveness of organizations by providing training, management consulting, e-Learning solutions, engineering and technical services that are customized to meet the specific needs of clients. References in this report to “GP Strategies,” the “Company,” “we” and “our” are to GP Strategies and its subsidiaries, collectively.

General Development of Business

During the first four decades of our existence, we were engaged in a broad array of businesses, ranging from optical plastics to consulting services.  In June 2003, we embarked upon a plan to spin off non-core businesses and focus upon training, consulting, engineering and technical services.  On November 24, 2004, we completed the tax-free spin-off of National Patent Development Corporation (“NPDC”), which owned all of the stock of MXL Industries, Inc. (“MXL”), an interest in Five Star Products, Inc. (“Five Star”), and certain other non-core assets.  On September 30, 2005, we completed a taxable spin-off of our 57% interest in GSE Systems, Inc. (“GSE”), a stand alone publicly-owned company which provides simulation solutions and services to energy, process and manufacturing industries, through a dividend to our stockholders.  On January 19, 2006, we completed a restructuring of our capital stock, which included the repurchase of 2,121,500 shares of our Common Stock at a price of $6.80 per share, the repurchase of 600,000 shares of our Class B Capital Stock (“Class B Stock”) at a price of $8.30 per share, and the exchange of 600,000 shares of our Class B Stock into 600,000 shares of Common Stock for a cash premium of $1.50 per exchanged share.  The repurchase and exchange transactions had the effect of eliminating all outstanding shares of our Class B Stock, which had ten votes per share.

We then began building our custom training business through internal growth and the acquisition of several complementary businesses.  On February 3, 2006, General Physics, through its wholly owned subsidiary, General Physics (UK) Ltd. (“GPUK”), completed the acquisition of Peters Management Consultancy Ltd. (“PMC”), a performance improvement and sales training company in the United Kingdom.  On January 23, 2007, General Physics completed the acquisition of the business of Sandy Corporation (“Sandy”), a leader in custom product sales training primarily in the U.S. automotive industry and part of the ADP Dealer Services division of ADP, Inc. (“ADP”). Subsequently, on June 1, 2007, General Physics, through its GPUK subsidiary, completed the acquisition of Smallpeice Enterprises Limited (“SEL”), a provider of business improvement and technical and management training services in the United Kingdom.  On October 1, 2007, General Physics acquired all of the outstanding membership interests of Via Training, LLC (“Via”), a U.S. custom e-Learning sales training company.

Company Overview

We are a leading independent provider of customized training solutions focused on performance improvement initiatives for our clients. We also provide consulting, engineering and technical services which enhance our customized training capabilities and diversify our service offerings. We serve a large customer base across a broad range of industries. We serve leading companies in the automotive, steel, oil and gas, power, chemical, electronics and technology, pharmaceutical and food and beverage industries, as well as government agencies. We have over four decades of experience in developing solutions to optimize workforce performance by providing services and products to our clients that assist them in successfully integrating their employees, processes and technology.

Our training services and products support existing, as well as the launch of new, plants, products, equipment, technologies and processes. We offer a wide range of training business process outsourcing (“BPO”) services, including design, delivery and global management of comprehensive learning programs, to national and multinational businesses and government organizations and can deliver our services individually or as a complete, integrated training solution. We have global execution capabilities and currently provide custom training services in more than 40 countries to many industry leaders, such as CIGNA Corporation, Cisco Systems, Eli Lilly, ExxonMobil, General Motors, Microsoft, Toyota and United Technologies, as well as to government agencies including the U.S. Army. Our experience allows us to leverage our expertise across a wide variety of customer end markets ranging from heavy manufacturing such as automotive to the high tech bio-pharmaceutical industry. In 2007, for the fourth consecutive year, Training Industry, Inc., an industry trade organization, selected us as one of the Top 20 Companies in Training Outsourcing from among 275 companies.

In addition, in January 2008 Training Industry, Inc. selected us as one of the Top Sales Training Companies from among 200 companies.

Our consulting, engineering, and technical support services range from traditional business consulting, including lean enterprise consulting services, to specialized engineering and technical support services, such as design and evaluation services regarding facilities, processes and systems. Our consulting and engineering customers typically operate in technically complex industries such as oil and gas, power, chemical, aerospace, transportation and manufacturing industries, and include customers such as The Boeing Company, Huntsman, Shell Oil Company, Chevron Texaco and Amerenue. We have a strong reputation for providing services for leading edge and emerging technologies and believe we are a leader in the rapidly developing field of design and construction of alternative fuel stations, including liquefied natural gas (“LNG”) fueling and hydrogen systems. In addition, our consulting services support regulatory and environmental compliance, modification of facilities and processes and plant performance improvement. We have a demonstrated track record of consulting and engineering performance.

Operating Segments

We operate through three reportable business segments: (i) Manufacturing & BPO, (ii) Process, Energy & Government, and (iii) Sandy Training & Marketing (“Sandy”). We are organized by operating group, primarily based upon the markets served by each group and the services performed. Each operating group consists of strategic business units (“SBUs”) and business units (“BUs”) which are focused on providing specific products and services to certain classes of customers or within targeted markets. Across operating groups, SBUs and BUs, we integrate similar service lines, technology, information, work products, client management and other resources. Communications and market research, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development. Our reportable business segments represent an aggregation of our operating groups in accordance with the aggregation criteria in Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”). Further information regarding each business segment is discussed below.

Manufacturing & BPO. Our Manufacturing & BPO segment delivers training, curriculum design and development, staff augmentation, e-Learning services, system hosting, integration and help desk support, training business process outsourcing, and consulting and technical services primarily to large companies in the automotive, steel, pharmaceutical, electronics and semiconductors, financial and other industries as well as to government agencies. Our October 2007 acquisition of Via has expanded our delivery capabilities and diversified our core client base in the software, electronics and semiconductors and retail markets.  Our ability to deliver a wide range of training services allows us to take over the entire learning function for the client, including their training personnel.

Process, Energy & Government. Our Process, Energy & Government segment has over four decades of experience providing consulting, engineering, technical and training services, including emergency preparedness, safety and regulatory compliance, chemical demilitarization and environmental services primarily to federal and state government agencies, large government contractors, petroleum and chemical refining companies and electric power utilities.

Sandy Training & Marketing. Acquired in January 2007, Sandy is a provider of custom product sales training and has been a leader in serving manufacturing customers in the U.S. automotive industry for over 30 years. Sandy provides custom product sales training designed to better educate customer sales forces with respect to new product features and designs, in effect rapidly increasing the sales force knowledge base and enabling them to address detailed customer queries. Furthermore, Sandy helps our clients assess their customer relationship management strategy, measure performance against competitors and connect with their customers on a one-to-one basis.

Segment Financial Information

For financial information about our business segments and geographic operations and revenue, see Note 16 to the accompanying Consolidated Financial Statements.

Services and Products

Our personnel bring a wide variety of professional, technical and military backgrounds together to create cost-effective solutions for modern business and governmental challenges. Our primary service and product categories are discussed in more detail below.

Sales Training, Custom Training and Performance Improvement. We provide sales training and other custom training services and products to support existing, as well as the launch of new, plants, products, equipment, technologies and processes. The range of services includes fundamental analysis of a client’s training needs, curriculum design, instructional material development (in hard copy, electronic/software or other format), information technology service support and delivery of training. Training products include custom instructor and student training manuals, and instructional materials suitable for web-based and blended learning solutions. Our instructional delivery capabilities include traditional classroom, structured on-the-job training (OJT), just-in-time methods, computer-based, web-based, video-based and the full spectrum of e-Learning technologies. Our e-Learning services enable us to function as a single-source e-Learning solutions provider through our integration services and hosting, the development and provisioning of proprietary content and the aggregation and distribution of third party content.  In addition, our Sandy segment provides customer relationship marketing (CRM) products including brand loyalty publications and other related products. Sandy develops personalized publications for automotive and non-automotive clients which establish a link between the manufacturer/dealer and each customer. Sandy also produces glovebox portfolios which are brand specific portfolios that are installed in the gloveboxes of new cars and trucks at the time of vehicle assembly.

Business Process Outsourcing. We provide end-to-end business process outsourcing solutions, including the management of our customers’ training departments, as well as administrative processes, such as tuition assistance program management, vendor management, call center / help desk administration and learning management system (LMS) administration. Our training BPO services encompass a wide spectrum of learning engagements from transactional multi-week assignments focused on a single aspect of a learning process to multi-year contracts where we manage the learning infrastructure of our customer. In addition, we automate a large amount of our customers’ tuition reimbursement programs by utilizing our own proprietary software, Tuition Outsourced Processing Services (TOPS). We also provide meeting and event planning services, including needs assessment, site selection, contract negotiations, logistics and room setup, onsite coordination and support, accommodations management and pre and post-event reporting.

Consulting. Consulting services include not only training-related consulting services, but also more traditional business management, engineering and other disciplines. We are able to provide high-level lean enterprise consulting services, as well as training in the concept, methods and application of lean enterprise and other quality practices, organizational development and change management. We also provide engineering consulting services to support regulatory and environmental compliance, modification of facilities and processes, plant performance improvement, reliability-centered maintenance practices and plant start-up activities. Consulting services also include operations continuity assessment, planning, training and procedure development. Consulting products include proprietary training and reference materials.

Technical Support and Engineering. We are staffed and equipped to provide engineering and technical support services and products to clients. We have civil, mechanical and electrical engineers who provide consulting, design and evaluation services regarding facilities, processes and systems. We believe that we are a leader in the design and construction of alternative fuel stations, cryogenic systems and high pressure systems. Technical support services include procedure writing and configuration control for capital intensive facilities, plant start-up assistance, logistics support (e.g., inventory management and control), implementation and engineering assistance for facility or process modifications, facility management for high technology training environments, staff augmentation and help-desk support for standard and customized client desktop applications. Technical support products include our proprietary EtaPRO™ and Virtual Plant software applications that serve the power generation and petrochemical industries.

Competitive Strengths

We believe our competitive strengths position us to continue to capitalize on the growth occurring in the markets that we serve. Our key competitive strengths include:

Independent and Single-Source Custom Training Solutions Provider. We believe we are one of the largest independent single-source custom training solutions providers in the markets in which we compete. We provide business process outsourcing solutions spanning the full life-cycle of the training process, including the management of training departments and administrative processes for our customers. We believe that the breadth of our service and product offerings, which encompass fully integrated training business process outsourcing solutions as well as discrete services, allows us to better serve the needs of our clients by providing them with a single-source solution for custom training, consulting and technical and engineering services. We believe that the integration of our services into a single platform, together with our international presence and delivery capabilities, allows our customers to leverage an enterprise-wide solution to address their performance improvement needs in a way that streamlines their internal operations, improves the speed and efficiency at which critical know-how is disseminated on a firm-wide basis, and enables them to achieve their desired performance improvement goals.

Scalable Technology Platform. Our training programs are delivered online, in classroom settings or a combination of both. We have the ability to work with outside information technology (IT) vendors in combination with our own proprietary software in order to deliver a scalable technology platform capable of addressing training needs of various size and commitment, ranging from a one-time project to a multi-year training program. For example, in June 2007 we signed an agreement with a Fortune 500 company to provide outsourced training services including the implementation of a Learning Management  System, e-Learning content development, training administration, helpdesk support and vendor management. Originally contracted to support the customer’s 26,000 employees, our relationship has been expanded to include training delivery to over 10,000 external sales representatives, with plans to further include nearly 400,000 health care providers.

Legacy Technical Expertise. In the 1960’s, we began providing technical services to the U.S. Navy Nuclear submarine program and nuclear power generation industry and have since maintained and expanded our reputation for providing technically complex consulting, engineering, and training services. Many of our employees have engineering degrees, technical training or years of relevant technical industry experience. Through repeat projects with industry leaders, such as Chevron Texaco, ExxonMobil, Applied Materials and Washington Group International, we have acquired significant industry experience in providing highly technical consulting services. We believe that our technical expertise allows us to address market opportunities for complex business challenges that require in-depth expertise and certifications typically acquired over several years of specialized training and many years of experience. We also believe that our ability to provide both training-related and business consulting services allows us to gain insight into operations of our customers, understand the challenges they face and develop optimal solutions to meet these challenges. We also believe that the knowledge that we develop while working with our clients provides us with a significant competitive advantage as those clients look to expand the scope of services outsourced to third party service providers.

Well Positioned to Capitalize on the Large Product Sales Training Market. We believe that the accelerating rate of introduction of new products with advanced features, combined with the growing amount and accessibility of information available to consumers, requires companies to maintain a highly skilled and technologically current sales force to most effectively capture customer interest and confidence. Training Magazine has reported that sales training is among the top areas for corporate training expenditures, accounting for 13% of total training expenditures in 2007. In-house implementation of product sales training programs can be expensive and time-consuming as these programs typically involve significant levels of face-to-face training, in some cases across a large sales force that can be located around the globe. In addition, product sales training tends to be a continuous process, as the rapid pace of new products and features in many cases requires year-round updating of the sales force. Through our acquisitions of Sandy in January 2007 and PMC in 2006, and complemented by the e-Learning capabilities of our recently acquired Via business, we now have what we believe to be one of the industry’s leading product sales training platforms with the ability to serve large, multinational customers such as General Motors and Microsoft, and are well positioned to benefit from increased corporate spending on product sales training.

Business Model Supports Visibility of Revenues. We believe the nature of our business, which includes established relationships with our clients, average project tenure of one year, as well as many long term contracts with our customers provides us with a platform from which to drive revenues and gives us visibility into our future performance. We have long-standing relationships with many of our clients, with over 60% of our top 25 clients having used our services for five or more years.  Additionally, over 80% of our annual revenue is generated by existing clients. We also had a backlog for services under executed contracts of $140.3 million as of December 31, 2007, most of which we anticipate will be recognized as revenue during 2008.

Highly Qualified and Dedicated Employees and Tenured Management Team. Our most important asset is our people, as the diverse skill set of our workforce enables us to serve our diverse and expanding global client base. As a result, we are committed to the continued development of our employees. We provide our employees with technical, functional, industry, managerial and leadership skill development and training throughout their careers with us. We seek to reinforce our employees’ commitment to our clients, culture and values through a comprehensive performance management system and a career philosophy that rewards both individual performance and teamwork. We also benefit from the skill and experience of our executive management team, who together have a combined 100 years experience in the technology and education industries and have an average tenure with our company of over 20 years.

Contracts

We currently perform under fixed price (including fixed-fee per transaction), time-and-materials and cost-reimbursable contracts. Our contracts with the U.S. Government have predominantly been cost-reimbursable contracts and fixed price contracts. We are required to comply with Federal Acquisition Regulations and Government Cost Accounting Standards with respect to services provided to the U.S. Government and its agencies. These Regulations and Standards govern the procurement of goods and services by the U.S. Government and the nature of costs that can be charged with respect to such goods and services. All such contracts are subject to audit by a designated government audit agency, which in most cases is the Defense Contract Audit Agency (the “DCAA”). The DCAA has audited our contracts through 2004 without any material disallowances.

The following table illustrates the percentage of our total revenue attributable to each type of contract for the year ended December 31, 2007:

Fixed price (including fixed-fee per transaction)	71%
Time-and-materials, including fixed rate	21
Cost-reimbursable	8
Total revenue	100%

Fixed price contracts provide for payment to us of pre-determined amounts as compensation for the delivery of specific products or services, without regard to the actual costs incurred. We bear the risk that increased or unexpected costs required to perform the specified services may reduce our profit or cause us to sustain a loss, but we have the opportunity to derive increased profit if the costs required to perform the specified services are less than expected. Fixed price contracts generally permit the client to terminate the contract on written notice; in the event of such termination we would typically be paid a proportionate amount of the fixed price.

Time-and-materials contracts generally provide for billing of services based upon the hourly billing rates of the employees performing the services and the actual expenses incurred multiplied by a specified mark-up factor up to a certain aggregate dollar amount. Our time-and-materials contracts include certain contracts under which we have agreed to provide training, engineering and technical services at fixed hourly rates. Time-and-materials contracts generally permit the client to control the amount, type and timing of the services to be performed by us and to terminate the contract on written notice. If a contract is terminated, we are typically paid for the services we have provided through the date of termination.

Cost-reimbursable contracts provide for us to be reimbursed for our actual direct and indirect costs plus a fee. These contracts also are generally subject to termination at the convenience of the client. If a contract is terminated, we are typically reimbursed for our costs through the date of termination, plus the cost of an orderly termination and paid a proportionate amount of the fee.

International

We conduct our business outside of the United States in over 40 countries primarily through our wholly owned subsidiaries located in the United Kingdom, Canada, Mexico, Singapore, Malaysia, China and India. Through these subsidiaries, we are capable of providing substantially the same services and products as are available to clients in the United States, although modified as appropriate to address the language, business practices and cultural factors unique to each client and country. In combination with our subsidiaries, we are able to coordinate the delivery to multi-national clients of services and products that achieve consistency on a global, enterprise-wide basis. Revenue from operations outside the United States represented approximately 11% of our consolidated revenue for the year ended December 31, 2007 (see Note 16 to the accompanying Consolidated Financial Statements).

Customers

During 2007, we provided services to over 500 customers. Significant customers include multinational automotive manufacturers, such as General Motors Corporation, Ford Motor Company and Toyota Motor Corporation; commercial electric power utilities, such as Bruce Power, L.P., Mid-American Energy Company, Clean Energy and Entergy Operations, Inc.; governmental agencies, such as the U.S. Department of Defense, U.S. Department of Treasury, Office of Personnel Management, and U.S. Social Security Administration; U.S. government prime contractors, such as Bechtel National, Inc., Washington Group International, and Unisys Corporation; and other large multinational companies, such as Cisco Systems, Inc., Texas Instruments, Microsoft, Eli Lilly & Co., United Technologies Corporation, Agilent Technologies, Inc., CIGNA Corporation, The Boeing Company, Chevron Texaco, J.B. Poindexter & Co., and United States Steel Corporation.

Revenue from the U.S. Government accounted for approximately 18% of our consolidated revenue for the year ended December 31, 2007. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by us as separate customers. In addition, as a result of the acquisition of Sandy, we have a concentration of revenue from General Motors Corporation and its affiliates (“General Motors”) as well as a market concentration in the automotive sector. Revenue from General Motors accounted for approximately 21% of our consolidated revenue for the year ended December 31, 2007, and revenue from the automotive industry accounted for approximately 30% of our consolidated revenue for the year ended December 31, 2007. No other customer accounted for more than 10% of our revenue in 2007.

Employees

Our principal resource is our personnel. As of December 31, 2007, we had 1,747 employees and access to over 100 adjunct instructors and consultants. Our future success depends to a significant degree upon our ability to continue to attract, retain and integrate into our operations instructors, engineers, technical personnel and consultants who possess the skills and experience required to meet the needs of our clients.

We utilize a variety of methods to attract and retain personnel. We believe that the compensation and benefits offered to our employees are competitive with the compensation and benefits available from other organizations with which we compete for personnel. In addition, we encourage the professional development of our employees, both internally via GP University (our own internal training resource) and through third parties, and we also offer tuition reimbursement for job-related educational costs. We believe that we have good relations with our employees.

Competition

We face a highly competitive environment. The principal competitive factors are the experience and capability of service personnel, performance, quality and functionality of products, reputation and price. The training industry is highly fragmented and competitive, with low barriers to entry and no single competitor accounting for a significant market share. Our competitors include several large publicly traded and privately held companies, vocational and technical training schools, degree-granting colleges and universities, continuing education programs and thousands of small privately held training providers and individuals. In addition, many of our clients maintain internal training departments, which have the resources and ability to provide the same or similar services in-house. Some of our competitors offer services and products at lower prices, and some competitors have significantly greater financial, managerial, technical, marketing and other resources. Moreover, we expect to face additional competition from new entrants into the training and performance improvement market due, in part, to the evolving nature of the market and the relatively low barriers to entry. There can be no assurance that we will be successful against such competition.

Engineering and consulting services such as those that we provide are performed by many of the customers themselves, large architectural and engineering firms that have expanded their range of services beyond design and construction activities, large consulting firms, information technology companies, major suppliers of equipment, degree-granting colleges and universities, vocational and technical training schools, continuing education programs, small privately held training providers and individuals and independent service companies similar to us. The engineering and construction markets are highly competitive and require substantial resources and capital investment in equipment, technology and skilled personnel.  Many of our competitors for our engineering and technical consulting services have greater financial resources than we do.  Competition also places downward pressure on our contract prices and profit margins.  We cannot provide any assurance that we will be able to compete successfully, and the failure to do so could adversely affect our business and financial condition.

Marketing

Business development and sales resources are aligned with our operating groups to support existing customer accounts and new customer development. We use attendance at trade shows, presentations of technical papers at industry and trade association conferences, press releases, webinars and workshops given by our personnel to serve an important marketing function. We also carry out selective advertising and send a variety of sales literature to current and prospective clients. By staying in contact with clients and looking for opportunities to provide further services, we sometimes obtain contract awards or extensions without having to undergo competitive bidding. In other cases, clients request us to bid competitively. In both cases, we submit proposals to the client for evaluation. The period between submission of a proposal to final award can range from 30 days or less (generally for noncompetitive, short-term contracts), to a year or more (generally for large, competitive multi-year contracts).

Backlog

Our backlog for services under executed contracts and subcontracts was approximately $140.3 million and $85.3 million as of December 31, 2007 and 2006, respectively. The increase compared to December 31, 2006 is primarily attributable to Sandy which had backlog of approximately $37.9 million as of December 31, 2007. We anticipate that most of our backlog as of December 31, 2007 will be recognized as revenue during 2008. However, the rate at which services are performed under certain contracts, and thus the rate at which backlog will be recognized, is at the discretion of the client and most contracts are, as mentioned above, subject to termination by the client upon written notice.

Environmental Statutes and Regulations

We provide environmental engineering services to our clients, including the development and management of site environmental remediation plans. Due to the increasingly strict requirements imposed by federal, state and local environmental laws and regulations (including, without limitation, the Clean Water Act, the Clean Air Act, Superfund, the Resource Conservation and Recovery Act and the Occupational Safety and Health Act), our opportunities to provide such services may increase.

Our activities in connection with providing environmental engineering services may also subject us to federal, state and local environmental laws and regulations. Although we subcontract most remediation construction activities and all removal and offsite disposal and treatment of hazardous substances, we could still be held liable for clean-up or violations of such laws as an “operator” or otherwise under such federal, state and local environmental laws and regulations with respect to a site where we have provided environmental engineering and support services. We believe, however, that we are in compliance in all material respects with such environmental laws and regulations.

Item 1A:  Risk Factors

The following are some of the factors that we believe could cause our actual results to differ materially from historical results and from the results contemplated by the forward-looking statements contained in this report and other public statements made by us.  Additional risks and uncertainties not presently known to us, or that we currently see as immaterial, may also harm our business. Most of these risks are generally beyond our control.  If any of the risks or uncertainties described below, or any such additional risks and uncertainties actually occur, our business, results of operations and financial condition could be materially and adversely affected.

Our financial results are subject to quarterly fluctuations, which may result in volatility or declines in our stock price.

We experience, and expect to continue to experience, fluctuations in quarterly operating results. Consequently, you should not deem our results for any particular quarter to be necessarily indicative of future results.  Factors that may affect quarterly operating results in the future include:

•                the overall level of services and products sold;

•                the volume of publications shipped by our Sandy segment each quarter, because revenue and cost on publications contracts are recognized in the quarter during which the publications ship;

•                the gain or loss of material clients;

•                the timing, structure and magnitude of acquisitions;

•                participant training volume and general levels of outsourcing demand from clients in the industries that we serve;

•                the budget and purchasing cycles of our clients, especially of the governments and government agencies that we serve;

•                the commencement or completion of client engagements or services and products in a particular quarter;

•               currency fluctuations; and

•                the general level of economic activity.

In addition, we provide domestic preparedness and emergency management services, including hurricane and other disaster recovery services, which can result in revenue volatility associated with the unpredictability of certain events occurring and the need for these types of services.  Accordingly, it is difficult for us to forecast our growth and results of operations on a quarterly basis.  If we fail to meet expectations of investors or analysts, our stock price may fall rapidly and without notice.  Furthermore, the fluctuation of quarterly operating results may render less meaningful period-to-period comparisons of our operating results.

We are vulnerable to the cyclical nature of the markets we serve.

The demand for our services and products is dependent upon training and marketing budgets and the existence of projects with training, engineering, procurement, construction or management needs.  Although downturns can impact our entire business, the automotive, construction, alternative fuels and energy markets are examples of businesses that are cyclical in nature and have been affected from time to time by fluctuations in either national or worldwide demand for these projects.  Industries such as these and many of the others we serve have historically been and might continue to be vulnerable to general downturns and are and might continue to be cyclical in nature.  During economic downturns, our clients might demand better terms.  In addition, many of our training contracts are subject to modification in the event of certain material changes in the business or demand for our services.  Our government clients also might face budget deficits that prohibit them from funding proposed and existing projects.  As a result, our past results have varied considerably and could continue to vary depending upon the demand for future projects in the industries that we serve.

Changing economic conditions in the United States, the United Kingdom and the other countries in which we conduct our operations could harm our business, results of operations and financial condition.

Our revenues and profitability are related to general levels of economic activity and employment primarily in the United States and the United Kingdom.  As a result, any significant economic downturn or recession in one or both of those countries could harm our business and financial condition.  A significant portion of our revenues is derived from Fortune 500 companies and their international equivalents, which historically have decreased expenditures for external training during economic downturns.  If the economies in which these companies operate weaken in any future period, these companies may not increase or may reduce their expenditures on external training, and other products and services supplied by us, which could materially and adversely affect our business, results of operations and financial condition.  As we expand our business globally, we might be subject to additional risks associated with economic conditions in the countries into which we enter or in which we expand our operations.

We expect to continue making acquisitions as part of our growth strategy, which subjects us to numerous risks that could have a material adverse effect on our business, financial condition and results of operations.

As part of our growth strategy, we expect to continue to pursue selective acquisitions of businesses that broaden our service and product offerings, deepen our capabilities and allow us to enter attractive new domestic and international markets.  Pursuit of acquisitions exposes us to many risks, including that:

•                acquisitions may require significant capital resources and divert management’s attention from our existing business;

•                acquisitions may not have the benefits anticipated;

•                acquisitions could subject us to contingent or other liabilities, including liabilities arising from events or conduct predating the acquisition of a business that were not known to us at the time of the acquisition;

•                we may incur significantly greater expenditures in integrating an acquired business than had been initially anticipated; and

•               acquisitions may create unanticipated tax and accounting problems.

Our failure to successfully accomplish future acquisitions or to manage and integrate completed or future acquisitions could have a material adverse effect on our business, financial condition or results of operations.  We can provide no assurances that we:

•                will identify suitable acquisition candidates;

•                can consummate acquisitions on acceptable terms;

•                can successfully compete for acquisition candidates against larger companies with significantly greater resources;

•                can successfully integrate any acquired business into our operations or successfully manage the operations of any acquired business; or

•               will be able to retain an acquired company’s significant client relationships, goodwill and key personnel or otherwise realize the intended benefits of any acquisition.

In addition, acquisitions might involve our entry into new businesses that might not be as profitable as we expect.  During 2007, we completed the acquisitions of Via, SEL and Sandy. We can provide no assurances that our expectations regarding the profitability of these or future acquisitions will prove to be accurate.

Acquisitions might also increase our exposure to the risks inherent in certain markets or industries.  For example, Sandy’s business is heavily oriented toward providing product sales training to auto manufacturers in the U.S. and, consequently, this acquisition increased our exposure to the risks of the auto manufacturing industry.  Developments in that industry, as well as certain unforeseen factors or other risks in that industry or in other industries might cause our actual results to differ from our expectations.

As a result of completed and possible future acquisitions, our past performance is not indicative of future performance, and investors should not base their expectations as to our future performance on our historical results.

Future acquisitions may require that we incur debt or issue dilutive equity.

Our acquisition strategy may require us to incur debt, under our existing credit facility or otherwise, or issue equity, resulting in additional leverage or dilution of ownership.

Difficulties in integrating acquired businesses could result in reduced revenues and income.

We might not be able to integrate successfully any business we have acquired or could acquire in the future.  The integration of the businesses will be complex and time consuming and will place a significant strain on our management, administrative services personnel and information systems.  This strain could disrupt our business.  Furthermore, we could be adversely impacted by unknown liabilities of acquired businesses.  We could encounter substantial difficulties, costs and delays involved in integrating common accounting, information and communication systems, operating procedures, internal controls and human resources practices, including incompatibility of business cultures and the loss of key employees and customers.  Also, depending on the type of acquisition, a key element of our strategy may include retaining management and key personnel of the acquired business to operate the acquired business for us.  Our inability to retain these individuals could materially impair the value of an acquired business. These difficulties could reduce our ability to gain customers or retain existing customers, and could increase operating expenses, resulting in reduced revenues and income and a failure to realize the anticipated benefits of acquisitions.

Our revenue and financial condition could be adversely affected by the loss of business from significant customers, including the U.S. Government and automotive manufacturers.

For the years ended December 31, 2007, 2006 and 2005, revenue from the U.S. Government represented approximately 18%, 29% and 40% of our consolidated revenue, respectively.  However, the revenue was derived from a number of separate contracts with a variety of government agencies we regard as separate customers.  The decrease in 2007 in our revenue from the U.S. Government as a percentage of our total revenue is attributable, in part, to our January 2007 acquisition of Sandy, which does not provide services to the U.S. Government.

Government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits by government representatives and profit and cost controls.  If we fail to comply with all of the applicable regulations, requirements or laws, our existing contracts with the government could be terminated and our ability to seek future government contracts or subcontracts could be adversely affected.  In addition, the funding of government contracts is subject to Congressional appropriations.  Budget decisions made by the U.S. Government are outside of our control and could result in a reduction or elimination of contract funding.  A shift in government spending to other programs in which we are not involved or a reduction in general government spending could have a negative impact on our financial condition.  The U.S. Government is under no obligation to maintain funding for or to continue to fund our contracts or subcontracts.

During the year ended December 31, 2007, revenue from General Motors accounted for approximately 21% of our consolidated revenue and revenue from our customers in the automotive industry, including, without limitation, General Motors, accounted for approximately 30% of our consolidated revenue.  In recent years, General Motors and other U.S. domestic auto manufacturers have reported substantial losses and reduced vehicle sales, resulting in efforts to restructure their operations to become more competitive.  Further cost-cutting, or a decision to cease or reduce awards to us, could adversely affect our business and financial condition.

Substantially all of our contracts are subject to termination on written notice and, therefore, our operations are dependent upon our customers’ continued satisfaction with our services and their continued inability or unwillingness to perform those services themselves or to engage other third-parties to deliver such services.

Our business and financial condition could be adversely affected by government limitations on contractor profitability.

A significant portion of our revenue and profit is derived from contracts with the U.S. Government and subcontracts with prime contractors of the U.S. Government.  The U.S. Government places limitations on contractor profitability; therefore, government-related contracts might have lower profit margins than the contracts we enter into with commercial customers.

A negative audit or other actions by the U.S. Government could adversely affect our future operating performance.

As a U.S. Government contractor, we must comply with laws and regulations relating to U.S. Government contracts and are subject to an increased risk of investigations, criminal prosecution, civil fraud, whistleblower lawsuits and other legal actions and liabilities to which companies with solely commercial customers are not subject.  We are subject to audit and investigation by the DCAA and other government agencies with respect to our compliance with federal laws, regulations and standards.  These audits may occur several years after the period to which the audit relates.  The DCAA, in particular, also reviews the adequacy of, and our compliance with, our internal control systems and policies, including our purchasing, property, estimating, compensation and management information systems.  Any payments received by us from the U.S. Government for allowable direct and indirect costs are subject to adjustment after audit by government auditors and repayment to the government if the payments exceed allowable costs as defined in the government contracts, which could result in a material adjustment of the payments received by us under such contracts.  In addition, any costs found to be improperly allocated to a specific contract will not be reimbursed.  If we are found to be in violation of the law, we may be subject to civil or criminal penalties or administrative sanctions, including contract termination, the assessment of penalties and suspension or debarment from doing business with U.S. Government agencies.  For example, many of the contracts we perform for the U.S. Government are subject to the Service Contract Act, which requires hourly employees to be paid certain specified wages and benefits.  If the Department of Labor determines that we violated the Service Contract Act or its implementing regulations, we could be suspended for a period of time from winning new government contracts or renewals of existing contracts, which could materially and adversely affect our future operating performance.

Furthermore, our reputation could suffer serious harm if allegations of impropriety were made against us. If we are suspended or prohibited from contracting with the U.S. Government, or any significant U.S. Government agency, if our reputation or relationship with U.S. Government agencies becomes impaired or if the U.S. Government otherwise ceases doing business with us or significantly decreases the amount of business it does with us, it could materially and adversely affect our operating performance and could result in additional expenses and a loss of revenue.

We are a party to fixed price contracts and may enter into similar contracts in the future, which could result in reduced profits or losses if we are not able to accurately estimate or control costs.

A significant portion of our revenue is attributable to contracts entered into on a fixed price basis, which allows us to benefit from cost savings, but we carry the burden of cost overruns.  If our initial estimates are incorrect, or if unanticipated circumstances arise, we could experience cost overruns which would result in reduced profits or even result in losses on these contracts.  Our financial condition is dependent upon our ability to maximize our earnings from our contracts.  Lower earnings or losses caused by cost overruns could have a negative impact on our financial results.

Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses.  Under cost-reimbursable contracts, which are subject to a contract ceiling amount, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance based.  However, if costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, we may not be able to obtain reimbursement for all such costs.

Our inability to successfully estimate and manage costs on each of these contract types may materially and adversely affect our financial condition. Cost overruns also may adversely affect our ability to sustain existing programs and obtain future contract awards.

Our revenues may be adversely affected if we fail to win competitively awarded contracts or to receive renewal or follow-on contracts.

We obtain many of our significant contracts, including U.S. Government contracts, through a competitive bidding process. Competitive bidding presents a number of risks, including, without limitation:

•                the need to compete against companies or teams of companies that may have more financial and marketing resources and more experience in bidding on and performing major contracts than we have;

•                the need to compete against companies or teams of companies that may be long-term, entrenched incumbents for a particular contract for which we are competing;

•                the need to compete to retain existing contracts that have in the past been awarded to us;

•                the expense and delay that may arise if our competitors protest or challenge new contract awards;

•                the need to submit proposals in advance of the completion of their design, which may result in unforeseen cost overruns;

•                the substantial cost and managerial time and effort, including design, development and marketing activities necessary to prepare bids and proposals for contracts that we may not win;

•                the need to develop, introduce and implement new and enhanced solutions to our customers’ needs;

•                the need to locate and contract with teaming partners and subcontractors; and

•               the need to accurately estimate the resources and cost structure that will be required to perform any fixed price contract that we win.

There are no assurances that we will continue to win competitively awarded contracts or to receive renewal or follow-on contracts. Renewal and follow-on contracts are important because our contracts are for fixed terms. These terms vary from shorter than one year to over five years, particularly for contracts with extension options.

The loss of revenues from our possible failure to win competitively awarded contracts or to obtain renewal or follow-on contracts may be significant because competitively awarded contracts account for a substantial portion of our sales.

Our backlog is subject to reduction and cancellation, which could negatively impact our future revenues or earnings.

Our backlog for services under executed contracts (including subcontracts and purchase orders) was approximately $140.3 million, $85.3 million and $78.9 million as of December 31, 2007, 2006 and 2005, respectively.  There can be no assurance that the revenues projected in our backlog will be realized or, if realized, will result in profits.  Further, contract terminations or reductions in the original scope of contracts reflected in our backlog might occur at any time as discussed below in more detail.

Our backlog consists of projects for which we have signed contracts from customers.  The rate at which services are performed under contracts, and thus the rate at which backlog will be recognized, is at the discretion of the client.  We cannot predict with certainty when or if backlog will be performed.  In addition, even where a project proceeds as scheduled, it is possible that customers could default or otherwise fail to pay amounts owed to us.  Material delays, terminations or payment defaults under contracts included in our backlog could have a material adverse effect on our business, results of operations and financial condition.

In addition, most of our contracts are subject to termination by the client upon written notice.  Reductions in our backlog due to termination by a customer or for other reasons could materially and adversely affect the revenues and earnings we actually receive from contracts included in our backlog.  If we experience terminations of significant contracts or significant scope adjustments to contracts reflected in our backlog, our financial condition, results of operations, and cash flow could be materially and adversely impacted.

We rely on third parties, including subcontractors, suppliers and joint venture partners, to perform a portion of the services we must provide to our customers and disputes with or the failure to perform satisfactorily of such a third party could materially and adversely affect our performance and our ability to obtain future business.

Many of our contracts involve subcontracts or agreements with other companies upon which we rely to perform a portion of the services we must provide to our customers.  There is a risk that we may have disputes with our subcontractors, including disputes regarding the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract or our hiring of personnel of a subcontractor.  A failure by one or more of our subcontractors to satisfactorily provide, on a timely basis, the agreed upon services may materially and adversely impact our ability to perform our obligations as the prime contractor.  Subcontractor performance deficiencies could expose us to liability and have a material adverse effect on our ability to compete for future contracts and orders.

Also, from time to time we have entered, and expect to continue to enter, into joint venture, teaming and other similar arrangements which involve risks and uncertainties. These risks and uncertainties could result in reduced profits or, in some cases, significant losses for us with respect to the joint venture, teaming and other similar arrangements.

We maintain a workforce based upon anticipated staffing needs.  If we do not receive future contract awards or if these awards are delayed or reduced in scope or funding, we could incur significant costs.

Our estimates of future staffing requirements depend in part on the timing of new contract awards.  We make our estimates in good faith, but our estimates could be inaccurate or change based upon new information.  In the case of larger projects, it is particularly difficult to predict whether we will receive a contract award and when the award will be announced.  In some cases the contracts that are awarded require staffing levels that are different, sometimes lower, than the levels anticipated when the work was proposed.  The uncertainty of contract award timing and changes in scope or funding can present difficulties in matching our workforce size with our contract needs.  If an expected contract award is delayed or not received, or if a contract is awarded for a smaller scope of work than proposed, we could incur significant costs associated with making or failing to make reductions in staff.

Failure to continue to attract and retain qualified personnel could harm our business.

Our principal resource is our personnel.  A significant portion of our revenue is derived from services and products that are delivered by instructors, engineers, technical personnel and consultants.  Our consulting, technical training and engineering services require the employment of individuals with specific skills, training, licensure and backgrounds.  An inability to hire or maintain employees with the required skills, training, licensure or backgrounds could have a material adverse effect on our ability to provide quality services, to expand the scope of our service offerings or to attract or retain customers or to accept contracts, which could negatively impact our business and financial condition.  In order to initiate and develop client relationships and execute our growth strategy, we must continue to hire and maintain qualified salespeople.  We must also continue to attract and develop capable management personnel to guide our business and supervise the use of our resources.

Similarly, our U.S. Government contracts require employment of individuals with specified skills, work experience, licensures, security clearances and backgrounds.  An inability to hire or maintain employees with the required skills, work experience, licensure, security clearances or backgrounds could have a material adverse effect on our ability to win new contracts or satisfy existing contractual obligations, and could result in additional expenses or possible loss of revenue.

In addition, certain of our contracts require our employment of skilled engineers.  There is, however, a significant shortage of skilled engineers.  Certain high-growth industries, such as the oil and gas and energy industries in particular, are experiencing significant shortages of skilled engineers due to the rapid technological advancement and expansion in those industries coupled with minimal increases in the total number of skilled engineers.  As a result, the unemployment rate for such skilled engineers is low and it has been difficult for both us and our clients and competitors to attract and retain qualified personnel.

Competition for qualified personnel can be intense.  We cannot assure you that qualified personnel will continue to be available to us or will be available to us when our needs arise or on terms favorable to us.  Any failure to attract or retain qualified instructors, engineers, technical personnel, consultants, salespeople and managers in sufficient numbers could have a material adverse effect our business and financial condition.

The loss of our key personnel, including our executive management team, could harm our business.

Our success is largely dependent upon the experience and continued services of our executive management team and our other key personnel.  The loss of one or more of our key personnel and a failure to attract, develop or promote suitable replacements for them could materially and adversely affect our business, results of operation or financial condition.

Competition could materially and adversely affect our performance.

The training industry is highly fragmented and competitive, with low barriers to entry and no single competitor accounting for a significant market share.  Our competitors include divisions of several large publicly traded and privately held companies, vocational and technical training schools, degree-granting colleges and universities, continuing education programs and thousands of small privately held training providers and individuals.  In addition, many of our clients maintain internal training departments, which have the resources and ability to provide the same or similar services in-house.  Some of our competitors offer similar services and products at lower prices, and some competitors have significantly greater financial, managerial, technical, marketing and other resources.  Moreover, we expect to face additional competition from new entrants into the training and performance improvement market due, in part, to the evolving nature of the market and the relatively low barriers to entry.

The engineering and construction markets in which we compete are also highly competitive.  Many of our competitors are niche engineering and construction companies.  In some instances, it is necessary for us to partner with those competitors who meet the small business administration’s criteria for a small business in order to win contract awards.  This competition places downward pressure on our contract prices and profit margins.  Intense competition is expected to continue in our training, engineering and technical services markets, presenting us with significant challenges in our ability to maintain strong growth rates and acceptable profit margins.  If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our profits.

We cannot provide any assurance that we will be able to compete successfully in the industries or markets in which we compete, and the failure to do so could materially and adversely affect our business, results of operations and financial condition.

Failure to keep pace with technology and changing market needs could harm our business.

Our future success will depend upon our ability to adapt to changing client needs, to gain expertise in technological advances rapidly and to respond quickly to evolving industry trends and market needs.  Many of our clients are demanding that our services be available across the U.S. and worldwide.  We cannot assure you that we will be able to expand our operations into all geographic areas into which our multinational clients seek to use our services or that we will be able to attract and retain qualified personnel to provide our services in all such geographic areas.  We also cannot assure you that we will be successful in adapting to advances in technology or marketing our services and products in advanced formats.  In addition, services and products delivered in the newer formats might not provide comparable training results. Furthermore, subsequent technological advances might render moot any successful expansion of the methods of delivering our services and products.  If we are unable to develop new means of delivering our services and products due to capital, personnel, technological or other constraints, our business, results of operations and financial condition could be materially and adversely affected.

We have only a limited ability to protect the intellectual property rights that are important to our success, and we face the risk that our services or products may infringe upon the intellectual property rights of others.

Our future success depends, in part, upon our ability to protect our proprietary methodologies and other intellectual property, including our EtaPRO software.  Existing laws of some countries in which we provide or license or intend to provide or license our services or products may offer only limited protection of our intellectual property rights.  We rely upon a combination of trade secrets, confidentiality policies, non-disclosure and other contractual arrangements and copyright and trademark laws to protect our intellectual property rights.  The steps we take in this regard might not be adequate to prevent or deter infringement or other misappropriation of our intellectual property, and we may not be able to detect unauthorized use or take appropriate and timely steps to enforce our intellectual property rights.  Protecting our intellectual property rights might also consume significant management time and resources.

We cannot be sure that our services and products, or the products of others that we offer to our clients, do not infringe on the intellectual property rights of third parties, and we might have infringement claims asserted against us or against our clients.  These claims might harm our reputation, result in financial liabilities and prevent us from offering some services or products.  We have generally agreed in our contracts to indemnify our clients against expenses or liabilities resulting from claimed infringements of the intellectual property rights of third parties.  In some instances, the amount of these indemnities could be greater than the revenues we receive from the client.  Any claims or litigation in this area, whether we ultimately win or lose, could be time-consuming and costly, injure our reputation or require us to enter into royalty or licensing arrangements.  We might not be able to enter into these royalty or licensing arrangements on acceptable terms.  Any limitation on our ability to provide or license a service or product could cause us to lose revenue-generating opportunities and require us to incur additional expenses to develop new or modified solutions for future projects.

Our information technology systems are subject to risks that we cannot control.

Our information technology systems are dependent upon global communications providers, web browsers, telephone systems, and other aspects of the Internet infrastructure that have experienced system failures and electrical outages in the past.  Our systems are susceptible to slow access and download times, outages from fire, floods, power loss, telecommunications failures, break-ins, and similar events.  Our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems.  The occurrence of any of these events could disrupt or damage our information technology systems and inhibit our internal operations, our ability to provide services to our customers, and the ability of our customers to access our information technology systems.  This could result in our loss of customers, loss of revenue or a reduction in demand for our services.

A breach of our security measures could harm our business, results of operations and financial condition.

Our databases contain confidential data of our clients and our clients’ customers, employees and vendors. A party who is able to circumvent our security measures could misappropriate such confidential information or interrupt our operations.  Many of our contracts require us to comply with specific data security requirements. If we are unable to maintain our compliance with these data security requirements or any person, including any of our current or former employees, penetrates our network security or misappropriates sensitive data, we could be subject to significant liabilities to our clients for breaching these data security requirements or other contractual confidentiality provisions. Furthermore, unauthorized disclosure of sensitive or confidential data of our clients or other parties, whether through breach of our computer systems, systems failure or otherwise, could also damage our reputation and cause us to lose existing and potential clients.  We may also be subject to civil actions for breaches related to such data or need to expend significant capital and other resources to continue to protect against security breaches or to address any problem they may cause.

Our international sales and operations expose us to various political and economic risks, which could have a material adverse effect on our business, results of operations and financial condition.

Our revenue outside of the U.S. was approximately 11%, 12% and 10% of our total revenue for the years ended December 31, 2007, 2006 and 2005, respectively.  We conduct our business primarily in the U.S., the United Kingdom, Canada, Mexico, Malaysia and Singapore, but also in other developed and developing countries, including India and China.  We intend to continue to expand our global operations, particularly in India and China.  This could involve expanding into countries other than those in which we currently operate.  It could also involve expanding into less developed countries, which may have less political, social or economic stability and less developed infrastructure and legal systems.  International sales and operations might be subject to a variety of risks, including:

•                greater difficulty in staffing and managing foreign operations;

•                greater risk of uncollectible accounts;

•                longer collection cycles;

•                logistical and communications challenges;

•                potential adverse changes in laws and regulatory practices, including export license requirements, trade barriers, tariffs and tax laws;

•                changes in labor conditions; burdens and costs of compliance with a variety of foreign laws;

•                political and economic instability;

•                increases in duties and taxation;

•                exchange rate risks;

•                greater difficulty in protecting intellectual property;

•                general economic and political conditions in these foreign markets;

•                acts of war or terrorism or natural disasters, and limits on the ability of regional governments to respond to such acts;

•                restrictions on the transfer of funds into or out of a particular country; or

•               nationalization of foreign assets and other forms of governmental protectionism.

As we expand our business into new countries, we may increase our exposure to the risks discussed above. An adverse development relating to one or more of these risks could affect our relationships with our customers or could have a material adverse effect on our business, results of operations and financial condition.

We are subject to risks associated with currency fluctuations, which could have a material adverse effect on our results of operations and financial condition.

Approximately 11% of our revenue and costs for the year ended December 31, 2007 are denominated in foreign currencies, including the British Pound Sterling, the Canadian Dollar and the Euro, and, to a lesser extent, the Mexican Peso, the Malaysian Ringgit, the Indian Rupee, the Singapore Dollar and the Chinese Yuan.  British Pound Sterling-denominated revenue represented approximately 9% of our revenue for the year ended December 31, 2007.  As a result, changes in the exchange rates of these foreign currencies to the U.S. Dollar will affect our revenue, cost of revenue and operating margins and could result in exchange losses.  The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.

Business disruptions could adversely affect our future sales, financial condition, reputation or stock price or increase costs and expenses.

Our business, and that of our key suppliers and customers, may be impacted by disruptions including, but not limited to, threats to physical security, information technology attacks or failures, damaging weather or other acts of nature and pandemics or other public health crises.  Such disruptions could affect our internal operations or services provided to customers, adversely impacting our sales, financial condition, reputation or stock price or increase our costs and expenses.

As of December 31, 2005, we identified a material weakness in our internal control over financial reporting and cannot assure you that we will not find further such weaknesses in the future.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to conduct an annual review and evaluation of our internal control over financial reporting and to include a report of, and an attestation by, our independent registered public accountants, KPMG LLP, as to the effectiveness of these controls.  In the course of our assessment of the effectiveness as of December 31, 2005 of our internal control over financial reporting, we identified a material weakness in our internal control over financial reporting arising from deficiencies with respect to our accounting for income taxes. We remediated this material weakness during 2006 by revising our processes and procedures over the accounting for income taxes. We did not identify any material weaknesses in our internal control over financial reporting as of December 31, 2007 and 2006. However, we cannot assure you that deficiencies or weaknesses in our controls and procedures will not be identified in the future.  Any such weaknesses or deficiencies could harm our business and operating results, result in adverse publicity and a loss in investor confidence in our financial reports, which in turn could have a material adverse effect on our business, results of operations or financial condition, and, if they are not properly remediated, could materially and adversely affect our ability to report our financial results on a timely and accurate basis.

We may incur material goodwill and other intangible asset impairment charges related to mergers and acquisitions.

As of December 31, 2007, we had goodwill of $61.7 million and other intangible assets of $6.3 million in connection with mergers and acquisitions. In accordance with U.S. generally accepted accounting principles, the goodwill and other indefinite-lived intangible assets are reviewed annually for impairment unless circumstances or events indicate that an impairment test should be performed sooner to determine if there has been any impairment to value.  The review for impairment is based on several factors requiring judgment. Principally, a decrease in expected cash flows or change in market conditions, among other things, may indicate potential impairment of recorded goodwill.

Our mergers and acquisitions during 2007 did not involve the acquisition of significant tangible assets and, as a result, a significant portion of the purchase price in each case was allocated to goodwill and other intangible assets. For the years ended December 31, 2007, 2006, and 2005, we tested our goodwill and there was no indication of impairment as of the respective testing dates. We will continue to test for impairment on an annual basis, coinciding with our fiscal year-end, or on an interim basis if circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying values. However, we may incur material goodwill or other intangible asset impairment charges in the future related to past mergers and acquisitions.

We implemented a new financial accounting system on January 1, 2008.  Any failures in implementing our new financial accounting system could have a material adverse effect on our business.

On January 1, 2008, we implemented a new financial accounting system.  The transition to this new financial accounting system is ongoing and there can be no assurance that the conversion will be fully successful.  If following our conversion to our new financial accounting system we experience any failures in the system, such failures could have a material adverse effect on our business.

We are subject to potential liabilities which are not covered by our insurance.

We engage in activities in which there are substantial risks of potential liability.  We provide services involving electric power distribution and generation, nuclear power, chemical weapons destruction, petrochemical process training, pipeline operations, volatile fuels such as hydrogen and LNG, environmental remediation, engineering design and construction management.  We maintain a consolidated insurance program (including general liability coverage) covering the companies we currently own, including General Physics, as well as certain risks associated with companies we no longer own, including GSE and NPDC.  Claims by or against any covered insured could reduce the amount of available insurance coverage for the other insureds and for other claims.  In addition, certain liabilities might not be covered at all, such as deductibles, self-insured retentions, amounts in excess of applicable insurance limits and claims that fall outside the coverage of our policies.

Although we believe that we currently have appropriate insurance coverage, we do not have coverage for all of the risks to which we are subject and we may not be able to obtain appropriate coverage on a cost-effective basis in the future.

Our policies exclude coverage for incidents involving nuclear liability, and we may not be covered by U.S. laws or industry programs providing liability protection for licensees of the Nuclear Regulatory Commission (typically utilities) for damages caused by nuclear incidents; we are not a licensee and few of our contracts with clients have contained provisions waiving or limiting their liability.  Therefore, we could be materially and adversely affected by a nuclear incident.  In addition, certain environmental risks, such as liability under the Comprehensive Environmental Response, Compensation, and Liability Act, as amended, (“Superfund”), also might not be covered by our insurance.

Some of our policies, such as our professional liability insurance policy, provide coverage on a “claims-made” basis covering only claims actually made during the policy period then in effect.  To the extent that a risk is not insured within our then-available coverage limits, insured under a low-deductible policy, indemnified against by a third party or limited by an enforceable waiver or limitation of liability, claims could be material and could materially and adversely affect our business, results of operations and financial condition.

We could incur substantial costs as a result of violations of, or liabilities under, environmental laws.

We provide environmental engineering services, including the development and management of site environmental remediation plans.  Although we subcontract most remediation construction activities, and in all cases subcontract the removal and off-site disposal and treatment of hazardous substances, we could be subject to liability relating to the environmental services we perform directly or through subcontracts. For example, if we were deemed under federal or state laws, including Superfund, to be an “operator” of sites to which we provide environmental engineering and support services, we could be subject to liability for cleanup costs or violations of applicable environmental laws and regulations at such sites.  Any incurrence of any substantial Superfund or other environmental liability could materially and adversely affect our business, results of operations or financial condition by reducing profits, causing us to incur losses related to the cost of resolving such liability or otherwise.

In addition, our environmental engineering services involve professional judgments about the nature of physical and environmental conditions, including the extent to which hazardous substances are present, and about the probable effect of procedures to mitigate or otherwise affect those conditions.  If the judgments and the recommendations based upon those judgments are incorrect, we may be liable for resulting damages incurred by our clients.

Our holding company structure could adversely affect our ability to pay our expenses and long-term debt obligations.

Our principal operations are conducted through our subsidiary, General Physics. General Physics’ Credit Agreement limits its ability to loan, dividend or otherwise pay funds to GP Strategies, which could adversely affect our ability to pay our expenses and other indebtedness obligations which mature in 2008 (see Note 10 to the accompanying Consolidated Financial Statements for further details).

We are subject to potential liabilities related to operations we have discontinued.

In November 2004, we completed the spin-off to our stockholders of the shares of stock we owned in NPDC.  Prior to the spin-off, we provided certain financial guarantees and entered into transactions involving assets owned by NPDC or subsequently contributed by us to NPDC.  As a result of these transactions, we have outstanding debt that is collateralized by certain real property which was transferred to NPDC in connection with the spin-off.  We also have continued to guarantee certain lease obligations and indebtedness of NPDC subsequent to the spin-off.  We no longer have the assets of NPDC available to us to use to satisfy these obligations, and if NPDC fails to satisfy obligations for which we continue to guarantee, we could be responsible for satisfying those obligations, which could adversely impact our financial condition.

Our authorized preferred stock and certain provisions in our amended and restated by-laws could make a third party acquisition of us difficult.

Our restated certificate of incorporation, as amended, or our restated certificate, allows us to issue up to 10,000,000 shares of preferred stock, the rights, preferences, qualifications, limitations and restrictions of which may be fixed by the Board of Directors without any further vote or action by the stockholders.  In addition, our amended and restated bylaws provide, among other things, that stockholders seeking to bring business before or to nominate candidates for election as directors at an annual meeting of stockholders must provide us with timely advance written notice of their proposal in a prescribed form.  Our amended and restated bylaws also provide that stockholders desiring to call a special meeting for any purpose, must submit to us a request in writing of stockholders representing a majority of all of the shares of stock outstanding and entitled to vote and stating the purpose of such meeting.  The ability to issue preferred stock and such provisions in our bylaws might have the effect of delaying, discouraging or preventing a change in control that might otherwise be beneficial to stockholders and might materially and adversely affect the market price of our common stock.

In addition, some provisions of Delaware law, particularly the “business combination” statute in Section 203 of Delaware General Corporation Law, might also discourage, delay or prevent someone from acquiring us or merging with us.  As a result of these provisions in our charter documents and Delaware law, the price investors might be willing to pay in the future for shares of our common stock might be limited.

Our restated certificate allows us to redeem or otherwise dispose shares of our common stock owned by a foreign stockholder if certain U.S. Government agencies threaten termination of any of our contracts as a result of such an ownership interest.

The United States Departments of Energy and Defense have policies regarding foreign ownership, control or influence over government contractors who have access to classified information, and might conduct an inquiry as to whether any foreign interest has beneficial ownership of 5% or more of a contractor’s or subcontractor’s voting securities.  If either Department determines that an undue risk to the defense and security of the United States exists as a result of foreign ownership, control or influence over a government contractor (including as a result of a potential acquisition), it might, among other things, terminate the contractor’s or subcontractor’s existing contracts.  Our restated certificate allows us to redeem or require the prompt disposition of all or any portion of the shares of our common stock owned by a foreign stockholder beneficially owning 5% or more of the outstanding shares of our common stock if either Department threatens termination of any of our contracts as a result of such an ownership interest.  These provisions may have the additional effect of delaying, discouraging or preventing a change in control and might materially and adversely affect the market price of our common stock.

We might need additional capital in the future, which might not be available to us.  The raising of additional equity might dilute your ownership in us.

We might need to raise additional funds through public or private debt or equity financings in order to meet various objectives, such as:

•                taking advantage of growth opportunities, including more rapid expansion;

•                acquiring complementary businesses or technologies;

•                developing new services and products; or

•                responding to competitive pressures.

Any additional capital raised through the sale of equity might dilute your ownership percentage in us.  Any additional debt financing would increase our leverage and might include covenants that may restrict our financial and operational flexibility, including our ability to invest in new business opportunities.

The price of our common stock might be highly volatile and could decline regardless of our operating performance.

The market price of our common stock could fluctuate in response to, among other things:

•         changes in financial estimates, treatment of our tax assets or liabilities or investment recommendations by securities analysts following our business;

•         changes in accounting standards, policies, guidance or interpretations or principles

•         sales of common stock by our directors, officers and significant stockholders;

•         our failure to achieve operating results consistent with securities analysts’ projections; and

•        the operating and stock price performance of competitors.

These factors might adversely affect the trading price of our common stock and prevent you from selling your common stock at or above the price at which you purchased it.  In addition, in recent years, the stock market has experienced significant price and volume fluctuations.  This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry.  These changes can occur without regard to the operating performance of the affected companies.  As a result, the price of our common stock could fluctuate based upon factors that have little or nothing to do with our company, and these fluctuations could materially reduce our share price.

Item 1B:         Unresolved Staff Comments

None.

Item 2:            Properties

We do not own any significant real property, but we and our subsidiaries lease an aggregate of approximately 270,000 square feet of office, classroom and warehouse space at various locations throughout the United States, the United Kingdom, Canada, Mexico, Malaysia, India and China, typically, under long-term leases. We occupy approximately 30,700 square feet in an office building in Elkridge, Maryland for our corporate headquarters, under a lease which expires in 2013, and approximately 74,000 square feet in two office buildings in Troy, Michigan, under leases which expire in 2008.

We believe that our properties have been well maintained, are suitable and adequate for us to operate at present levels and the productive capacity and extent of utilization of the facilities are appropriate for our existing real estate requirements. Upon expiration of these leases, we do not anticipate any difficulty in obtaining renewals or alternative space.

Item 3:           Legal Proceedings

We discuss our legal proceedings in Note 19 to the accompanying Consolidated Financial Statements.

Item 4:           Submission of Matters to a Vote of Security Holders

On December 10, 2007, we held our annual meeting of shareholders. At that meeting, the following matters were voted upon:

1.                    Our stockholders elected the Directors listed below for terms continuing until the 2008 annual meeting of stockholders by the following votes:

	Common Shares Cast:
	For	Withheld

Harvey P. Eisen	13,708,866	925,746
Marshall S. Geller	13,698,119	936,493
Scott N. Greenberg	14,481,179	153,433
Sue W. Kelly	14,469,407	165,205
Richard C. Pfenniger, Jr.	14,471,460	163,152
A. Marvin Strait	14,468,066	166,546
Gene A. Washington	14,468,172	166,440

2.                    Our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation, to increase the authorized number of shares of Common Stock from 25 million shares to 35 million shares. Our stockholders cast 14,171,122 votes for this amendment, 417,485 votes against this amendment, and 46,005 abstentions.

3.                    Our stockholders ratified the appointment of KPMG LLP as our independent auditor for the fiscal year ending December 31, 2007. Our stockholders cast 14,457,756 votes for ratification of KPMG LLP, 129,392 votes against ratification of KPMG LLP, and 47,464 abstentions.

PART II

Item 5:           Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock, $0.01 par value, is traded on the New York Stock Exchange. The following table presents our high and low market prices for the last two fiscal years. During the periods presented below, we have not paid any cash dividends.

	2007
Quarter	High	Low
First	$9.78	$8.08
Second	11.73	8.29
Third	11.45	9.40
Fourth	11.25	8.77

	2006
Quarter	High	Low
First	$8.15	$6.97
Second	7.88	6.60
Third	7.75	7.05
Fourth	8.45	7.26

The number of shareholders of record of our Common Stock as of February 29, 2008 was 1,125 and the closing price of our Common Stock on the New York Stock Exchange on that date was $9.35.

We have not declared or paid any cash dividends on our Common Stock during the two most recent fiscal years. We do not anticipate paying cash dividends on our Common Stock in the foreseeable future and intend to retain future earnings to finance the growth and development of our business. In addition, the General Physics Credit Agreement (see Item 7) contains restrictive covenants, including a prohibition on the payment of dividends. General Physics is currently restricted under the Credit Agreement from paying dividends or management fees to GP Strategies in excess of $1.0 million in any fiscal year, with the exception of a waiver by the lender which permits General Physics to provide cash to GP Strategies to repurchase up to a total of $10.0 million of shares of its outstanding Common Stock.

Performance Graph

The following graph assumes $100 was invested on January 1, 2003 in GP Strategies Common Stock, and compares the share price performance with the Education Training Services Index (Hemscott Group Index) and the NYSE Market Index.  This chart does not reflect the dividends to our shareholders of shares of NPDC in November 2004 and shares of GSE in September 2005 in connection with the spin-offs. Values are as of December 31 of the specified year assuming that all dividends were reinvested.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN

AMONG GP STRATEGIES CORP.,

NYSE MARKET INDEX AND HEMSCOTT GROUP INDEX

ASSUMES $100 INVESTED ON JAN. 1, 2003

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DEC.31, 2007

Company / Index	Year ended December 31,
Name	2002	2003	2004	2005	2006	2007
GP Strategies Corp.	$100.00	$158.42	$147.52	$161.58	$164.36	$210.89
Education & Training Services	100.00	165.00	174.29	152.77	132.52	204.74
NYSE Market Index	100.00	129.55	146.29	158.37	185.55	195.46

Issuer Purchases of Equity Securities

The following table provides information about our share repurchase activity for the three months ended December 31, 2007:

Issuer Purchases of Equity Securities
			Total number	Approximate
			of shares	dollar value of
	Total number	Average	purchased as	shares that may yet
	of shares	price paid	part of publicly	be purchased under
Month	purchased (1)	per share	announced program (2)	the program
October 1-31, 2007	—	—	—	—
November 1-30, 2007	258,500	$8.95	258,500	$2,053,000
December 1-31, 2007	169,099	$10.02	164,700	$403,000

(1)	Includes 4,399 shares surrendered by the Company’s President to exercise stock options and satisfy the related tax withholding obligations.

(2)

Represents shares repurchased in the open market in connection with our share repurchase program under which we may repurchase up to $10 million of our Common Stock from time to time in the open market subject to prevailing business and market conditions and other factors. The original $5 million buyback program was authorized by our Board of Directors and was publicly announced on January 19, 2006, and an additional $5 million of repurchases was authorized and announced on August 8, 2007. There is no expiration date for the repurchase program.

Item 6:           Selected Financial Data

The selected financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements and the notes thereto included elsewhere in this report. Our consolidated statement of operations data for the years ended December 31, 2007, 2006, and 2005 and our consolidated balance sheet data as of December 31, 2007 and 2006 have been derived from our audited consolidated financial statements included elsewhere in this report. Our consolidated statement of operations data for the years ended December 31, 2004 and 2003 and our consolidated balance sheet data as of December 31, 2005, 2004, and 2003 have been derived from audited consolidated financial statements, which are not presented in this report.

On September 30, 2005, we completed the spin-off of our majority ownership interest in GSE, and on November 24, 2004, we completed the spin-off of NPDC. The results of operations of GSE and NPDC have been reclassified as discontinued in the consolidated statements of operations for all periods presented.

	Years ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)
Statement of Operations Data
Revenue	$248,422	$178,783	$175,555	$164,458	$133,875
Gross profit	36,840	26,566	24,991	19,339	15,401
Interest expense	1,218	1,558	1,518	1,937	2,903
Gain on litigation settlement, net	—	—	5,552	—	—
Gain on arbitration award, net	—	—	—	13,660	—
Income (loss) from continuing operations before income taxes	16,906	11,710	15,224	14,017	(6,691)
Income (loss) from continuing operations (1)	9,684	6,642	8,457	22,266	(7,839)
Income (loss) from discontinued operations, net of income taxes	—	—	(1,244)	254	(437)
Net income (loss)	9,684	6,642	7,213	22,520	(8,276)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.56	$0.40	$0.45	$1.22	$(0.46)
Income (loss) from discontinued operations	—	—	(0.07)	0.01	(0.02)
Net income (loss)	$0.56	$0.40	$0.38	$1.23	$(0.48)

	Years ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)
Balance Sheet Data (2)
Cash and cash equivalents (3)	$3,868	$8,660	$18,118	$2,417	$4,416
Short-term borrowings	2,953	—	—	6,068	26,521
Working capital	18,080	23,142	34,804	20,601	17,998
Total assets	147,445	121,400	134,641	156,035	188,323
Long-term debt, including current maturities	8,047	10,926	11,380	11,051	14,861
Stockholders’ equity	90,382	79,731	94,342	91,620	92,812

(1)

During 2004, based upon an assessment of the realizability of our deferred tax assets, management considered it more likely than not that its deferred tax assets would be realized and reduced its deferred tax valuation allowance by $12.2 million, resulting in a net income tax benefit for the year ended December 31, 2004.

(2)

On September 30, 2005, we distributed net assets of $6.8 million in connection with the spin-off of our majority ownership interest in GSE. On November 24, 2004, we distributed net assets of $26.0 million to NPDC in connection with its spin-off.

(3)	Cash and cash equivalents include one-time cash receipts associated with the EDS arbitration award and litigation settlement in 2005.

Item 7:           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2007 which are located in Item 8 of this report.

General Overview

Our business consists of our principal operating subsidiary, General Physics, a global training, engineering, technical services and consulting company that seeks to improve the effectiveness of organizations by providing training, management consulting, e-Learning solutions, engineering and technical services and products that are customized to meet the specific needs of clients. Clients include Fortune 500 companies and manufacturing, process and energy companies and other commercial and governmental customers. We believe we are a global leader in performance improvement, with over four decades of experience in providing solutions to optimize workforce performance.

Prior to the acquisition of Sandy in January 2007, we had two reportable business segments. Subsequent to the acquisition, Sandy is run as an unincorporated operating group of General Physics and constitutes a separate reportable business segment.  We are organized by operating group primarily based upon the markets served by each group and the services performed. The Manufacturing & BPO and Process, Energy & Government segments represent an aggregation of the Company’s operating segments in accordance with the aggregation criteria in SFAS No. 131, and the Sandy Training & Marketing segment represents one operating segment as defined in SFAS No. 131. We review our reportable business segments on a continual basis and could change our reportable business segments from time to time in the event of organizational changes.

Further information regarding our business segments is discussed below.

Manufacturing & BPO. Our Manufacturing & BPO segment delivers training, curriculum design and development, staff augmentation, e-Learning services, system hosting, integration and help desk support, training business process outsourcing, and consulting and technical services primarily to large companies in the automotive, steel, pharmaceutical, electronics and semiconductors, financial and other industries as well as to government agencies. Our October 2007 acquisition of Via has expanded our delivery capabilities and diversified our core client base in the software, electronics and semiconductors and retail markets.  Our ability to deliver a wide range of training services allows us to take over the entire learning function for the client, including their training personnel.

Process, Energy & Government. Our Process, Energy & Government segment has over four decades of experience providing consulting, engineering, technical and training services, including emergency preparedness, safety and regulatory compliance, chemical demilitarization and environmental services primarily to federal and state government agencies, large government contractors, petroleum and chemical refining companies and electric power utilities.

Sandy Training & Marketing. Acquired in January 2007, Sandy is a provider of custom product sales training and has been a leader in serving manufacturing customers in the U.S. automotive industry for over 30 years. Sandy provides custom product sales training designed to better educate customer sales forces with respect to new product features and designs, in effect rapidly increasing the sales force knowledge base and enabling them to address detailed customer queries. Furthermore, Sandy helps our clients assess their customer relationship management strategy, measure performance against competitors and connect with their customers on a one-to-one basis.

We discuss our business in more detail in Item 1.Business and the risk factors affecting our business in Item 1A. Risk Factors.

Strategy

We seek to increase shareholder value by pursuing the following strategies:

Continuously enhance our service offerings and capabilities.  We plan to continuously expand our services and capabilities through organic growth initiatives based upon our technical expertise as well as through targeted acquisitions.  For example, our acquisitions of PMC, Sandy and Via have added product sales training to our services offerings and expanded our e-Learning capabilities.  We believe that the breadth of our service and product offerings allows us to effectively compete for customers by offering a comprehensive and single-source solution for custom training, consulting, engineering and technical services.  We will continue to focus on increasing our capabilities to drive incremental growth from new, as well as existing, clients.

Capture a greater percentage of our customers’ training expenditures. We plan to grow our business by cross-selling our services and capabilities across and within our existing client base.  We have a successful track record of increasing the scope of our work for a number of our clients, many of whom we estimate currently outsource only a fraction of their training expenditures.  We believe that as our clients benefit from the effective, cost-efficient and flexible training solutions that we provide, many of them will find it beneficial to increase the scope of training services that they outsource to third party providers.  We believe that the strength of our relationships with our existing clients, including the insight and knowledge into their operations that we have developed through these relationships, when combined with the broad range of our service and product offerings, provide us with an advantage when competing for these additional expenditures.  For example, three years ago we began servicing one of our top clients through a $300,000 pilot program requiring the administration of two workforce development curricula.  Today, this client outsources to us 14 worldwide talent management curricula generating approximately $17 million in revenues in 2007, and we are working with this client on developing additional outsourced training programs.

Leverage BPO capabilities. We have a demonstrated ability to provide training BPO services across a wide spectrum of learning engagements from transactional multi-week assignments focused on a single aspect of a learning process to multi-year contracts where we manage the learning infrastructure of our customer. Integrated BPO engagements typically require us to assume responsibility for the development, delivery and administration of learning functions and are generally carried out under multi-year agreements. Our recent award of an integrated training BPO engagement with a Fortune 500 customer, whereby we were selected to provide a broad range of capabilities to meet strategic needs of its internal training function, reflects our ability to successfully pursue this strategy. We believe that the award will increase the visibility of our BPO capabilities in the market place. We intend to leverage our BPO capabilities to expand the customers and markets we serve.

Expand our international presence into high growth markets. We believe international markets offer compelling and underpenetrated growth opportunities for our services. We intend to leverage our current international presence as well as continue pursuing our strategy of enhancing our international platform by selectively acquiring businesses in targeted geographies and following our current clients as they enter new geographic markets, such as the high-growth emerging markets of China and India. In our experience, many of our clients are seeking access to these and other attractive international markets and we intend to enhance our international capabilities, including by providing training solutions across organizations and their employees in different countries and different languages, while maintaining quality and consistency in the overall training program, in order to support their business expansion.  By moving into specific international markets with our existing clients, we are able to not only deepen our relationships with those clients, but are also able to develop expertise in those markets that we can leverage to additional customers.  We believe that following this strategy provides us with opportunities to gain access to international markets with established client relationships in those markets.

Continue our disciplined acquisition strategy. We plan to continue to focus on identifying compelling strategic acquisition targets to enhance our service offerings and delivery capabilities and to expand our geographic footprint. We have followed a disciplined approach to target selection and have been able to acquire complementary businesses at what we believe are attractive valuations, thereby expanding our existing footprint. Since 2006, we have acquired four businesses with annualized revenues totaling over $85 million, adding complementary services such as product sales training and expanding our e-Learning capability. Two of these businesses are in the United Kingdom, both of which have strengthened our international platform and enhanced our ability to meet the needs of our global clients while providing additional client opportunities. We also believe that our current operating structure, which utilizes a centralized infrastructure of corporate services to support our various platforms, enhances our ability to quickly and cost-effectively integrate acquisitions. We look to identify acquisitions to augment our capabilities when we believe acquisitions are the quickest and most efficient way of expanding our platform and service offerings.

Significant Events

Acquisitions

Below is a summary of the four businesses we acquired during 2007 and 2006. See Note 4 to the Consolidated Financial Statements for further details, including the purchase price allocations.

Via Training, LLC (Via)

On October 1, 2007, General Physics acquired Via, a U.S. custom e-Learning sales training company, for a purchase price of $1.8 million in cash paid at closing. In addition, General Physics may be required to pay up to an additional $3.3 million, contingent upon Via achieving certain earnings targets, as defined in the purchase agreement, during the two twelve-month periods following the completion of the acquisition. Via is included in our Manufacturing & BPO segment and its results of operations are included in our consolidated financial statements for the period beginning October 1, 2007. The pro-forma impact of the Via acquisition is not material to our results of operations for the year ended December 31, 2007.

Smallpeice Enterprises Limited (SEL)

On June 1, 2007, General Physics, through its wholly owned GPUK subsidiary, completed the acquisition of SEL, a provider of business improvement and technical and management training services in the United Kingdom. GPUK acquired 100% ownership of SEL for a purchase price of approximately $3.3 million in cash. In addition, General Physics may be required to pay the seller up to an additional $1.8 million, contingent upon SEL achieving certain earnings targets, as defined in the purchase agreement, during the one-year period following completion of the acquisition. SEL is included in our Manufacturing & BPO segment and its results of operations are included in our consolidated financial statements for the period beginning June 1, 2007. The pro-forma impact of the SEL acquisition is not material to our results of operations for the year ended December 31, 2007.

Sandy Corporation

On January 23, 2007, General Physics completed the acquisition of Sandy, a leader in custom product sales training and part of the ADP Dealer Services division of ADP. Sandy, which is run as an unincorporated division of General Physics, offers custom sales training and print-based and electronic publications primarily to the U.S. automotive industry. General Physics acquired certain assets and the business of Sandy for a purchase price of approximately $4.4 million cash paid to ADP from cash on hand and the assumption of certain liabilities to complete contracts. In addition, General Physics may be required to pay ADP up to an additional $8.0 million, contingent upon Sandy achieving certain revenue targets, as defined in the purchase agreement, during the two twelve-month periods following the completion of the acquisition. SFAS No. 141, Business Combinations (“SFAS No. 141”), requires that earned but unpaid contingent consideration be accrued to the extent that the amount earned is determinable beyond a reasonable doubt as of the balance sheet date. As of December 31, 2007, we accrued $2.0 million of contingent consideration with respect to the first twelve-month period following the completion of the Sandy acquisition based on the revenue targets achieved for the eleven-month period ended December 31, 2007. The actual contingent consideration payable may be greater than $2.0 million based on the completion of the first full twelve-month period in 2008. The accrued contingent consideration was applied to goodwill and is included in accounts payable and accrued expenses on the consolidated balance sheet.

Sandy is reported as a separate business segment and the results of its operations have been included in our consolidated financial statements for the period beginning January 23, 2007. The following unaudited pro forma consolidated results of operations of the Company assume that the acquisition of Sandy was completed as of January 1 for each of the years shown below:

	Year ended December 31,
	2007	2006
	(In thousands, except per share amounts)

Revenue	$252,370	$247,657

Net income	9,825	9,108

Basic earnings per share	0.59	0.58

Diluted earnings per share	0.57	0.54

The pro forma data above may not be indicative of the results that would have been obtained had the acquisition actually been completed at the beginning of the periods presented, nor is it intended to be a projection of future results.

Peters Management Consultancy Ltd.(PMC)

On February 3, 2006, General Physics, through its wholly owned GPUK subsidiary completed the acquisition of PMC, a performance improvement and sales training company in the United Kingdom. GPUK acquired 100% ownership of PMC for a purchase price of $1.3 million in cash. PMC is included in our Manufacturing & BPO segment and its results of operations are included in our consolidated financial statements since the date of acquisition.

Restructuring of Capital Stock and Elimination of Class B Stock

On January 19, 2006, we completed a restructuring of our capital stock, which included the repurchase of 2,121,500 shares of our Common Stock at a price of $6.80 per share, the repurchase of 600,000 shares of our Class B Stock at a price of $8.30 per share, and the exchange of 600,000 shares of our Class B Stock into 600,000 shares of Common Stock for a cash premium of $1.50 per exchanged share. The repurchase prices and exchange premium were based on a fairness opinion rendered by an independent third party valuation firm. The repurchase and exchange transactions were negotiated and approved by a Special Committee of the Board of Directors and had the effect of eliminating all outstanding shares of our Class B Stock.

Prior to the restructuring, the 1,200,000 outstanding shares of Class B Stock collectively represented approximately 41% of the aggregate voting power of GP Strategies because the Class B Stock had ten votes per share. The repurchase of a total of 2,721,500 shares represented approximately 15% of the total outstanding shares of capital stock of GP Strategies. We used approximately $20.9 million of cash on hand for the repurchase and exchange transaction, including transaction costs.

On January 19, 2006, the Board of Directors also approved, subject to stockholder approval, a proposal to amend our Amended and Restated Certificate of Incorporation to eliminate the authorized shares of Class B Stock (the

“Amendment”). At our 2006 annual meeting of shareholders on September 14, 2006, the stockholders voted to approve the Amendment.

Share Repurchase Program

On January 19, 2006, in connection with the capital stock restructuring discussed above, our Board of Directors authorized the repurchase of up to $5 million of additional shares of our Common Stock from time to time in the open market, subject to prevailing business and market conditions and other factors. In August 2007, our Board of Directors authorized an additional $5 million of future share repurchases under the buyback program. During the years ended December 31, 2007 and 2006, we repurchased approximately 678,500 and 420,000 shares, respectively, of our Common Stock in the open market for a total cost of approximately $6.5 million and $3.1 million, respectively. As of December 31, 2007, there was approximately $0.4 million available for future repurchases under the buyback program. In March 2008, our Board of Directors authorized an additional $3 million of future share repurchases under the buyback program. There is no expiration date for the repurchase program.

Results of Operations

Operating Highlights

Year ended December 31, 2007 compared to the year ended December 31, 2006

For the year ended December 31, 2007, we had income from continuing operations before income taxes of $16.9 million compared to $11.7 million for the year ended December 31, 2006. The improved results are primarily due to an increase in operating income of $5.0 million, the components of which are discussed below, and is attributable to increases in operating income across all of our business segments as well as the Sandy and SEL acquisitions which were accretive to earnings in 2007. Net income was $9.7 million, or $0.56 per diluted share, for the year ended December 31, 2007 compared to net income of $6.6 million, or $0.40 per diluted share, for 2006.

Diluted weighted average shares outstanding were 17.2 million for the year ended December 31, 2007 compared to 16.7 million for the same period in 2006. The increase in shares outstanding is due to the issuance of more shares in 2007 compared to 2006 for exercises of warrants and stock options. This was offset by repurchases of our common stock in the open market. In connection with our share repurchase program, we repurchased 678,500 shares of common stock in the open market during the year ended December 31, 2007 for approximately $6.5 million in cash.

Revenue

	Years ended December 31,
	2007	2006
	(Dollars in thousands)
Manufacturing & BPO	$111,008	$101,314
Process, Energy & Government	71,866	77,469
Sandy Training & Marketing	65,548	—
	$248,422	$178,783

Manufacturing & BPO revenue increased $9.7 million or 9.6% during the year ended December 31, 2007 compared to 2006. The increase in revenue is due to the following: a $5.9 million increase in revenue from our operations in the United Kingdom which consists of a $3.4 million increase due to the acquisition of SEL during 2007, a $1.4 million increase attributable to the impact of foreign currency exchange rate increases in 2007 compared to 2006, and a net increase of $1.1 million in training services provided to new and existing customers; a $1.5 million increase in revenue resulting from our acquisition of Via in October 2007; a $1.6 million increase in training and consulting services provided to steel customers; a $1.5 million increase in training and technical services primarily to new customers; and net increases of $1.0 million in training services provided to BPO and e-Learning customers ($1.0 net increase was comprised of $5.8 million of increases with new and existing customers, offset by a $4.8 million decrease due to a reduction in scope with a BPO customer in 2007 compared to 2006). These increases in revenue were offset by a $1.8 million decrease in revenue on a lean manufacturing contract which had a reduction in scope in 2007 compared to 2006.

Process, Energy & Government revenue decreased $5.6 million or 7.2% during the year ended December 31, 2007 compared to 2006. The decrease in revenue is primarily due to the following: a decrease of $5.3 million due to the completion of chemical demilitarization and environmental projects with government clients; a $4.8 million decrease in hurricane recovery services in 2007 compared to 2006 due to the work concluding in 2006; a $1.0 million decline in revenue  in 2007 compared to 2006 on a domestic preparedness contract with the U.S. Army Domestic Preparedness Equipment Technical Assistance Program (DPETAP) due to a prior funding cut in 2006. These decreases were offset by an increase in revenue of $1.3 million for domestic preparedness and emergency awareness training services provided to other federal and state government clients; an increase in revenue of $3.7 million in engineering and training services for petroleum and refining customers; and other net increases of $0.5 million primarily for training and technical services provided to energy customers.

The acquisition of Sandy resulted in an increase in revenue of $65.5 million during the year ended December 31, 2007. The results of Sandy’s operations have been included in our consolidated statement of operations since the completion of the acquisition on January 23, 2007. We may experience significant quarterly fluctuations in revenue and income related to Sandy’s publications business, since revenue and cost on publication contracts are recognized in the period in which the publications ship, based on the output method of performance. Shipments occur at various times throughout the year and the volume of publications shipped could fluctuate from quarter to quarter. Publications revenue in the Sandy Training & Marketing segment totaled $4.5 million during the fourth quarter of 2007, compared to $1.4 million during the third quarter of 2007, $4.1 million during the second quarter of 2007 and $2.6 million during the first quarter of 2007.

In addition, as a result of the acquisition of Sandy, we have a concentration of revenue from General Motors as well as a market concentration in the automotive sector. Revenue from General Motors accounted for approximately 21% of our consolidated revenue for the year ended December 31, 2007, and revenue from the automotive industry accounted for approximately 30% of our consolidated revenue for the year ended December 31, 2007.

Gross profit

	Years ended December 31,
	2007		2006
		% Revenue		% Revenue
		(Dollars in thousands)
Manufacturing & BPO	$14,474	13.0%	$13,378	13.2%
Process, Energy & Government	14,995	20.9%	13,188	17.0%
Sandy Training & Marketing	7,371	11.2%	—	—
	$36,840	14.8%	$26,566	14.9%

Manufacturing & BPO gross profit of $14.5 million or 13.0% of revenue for the year ended December 31, 2007 increased by $1.1 million or 8.2% when compared to gross profit of approximately $13.4 million or 13.2% of revenue for the year ended December 31, 2006. This increase in gross profit is primarily attributable to the overall revenue growth in this segment, as discussed above, as well as increased gross profit from our operations in the United Kingdom, primarily due to the acquisition of SEL in June 2007.

Process, Energy & Government gross profit of $15.0 million or 20.9% of revenue for the year ended December 31, 2007 increased by $1.8 million or 13.7% when compared to gross profit of approximately $13.2 million or 17.0% of revenue for the year ended December 31, 2006. This increase in gross profit is primarily attributable to revenue and margin increases on petroleum and refining projects due to both direct costs and indirect overhead costs increasing at a lower rate than the revenue growth on these projects during 2007 compared to 2006. Costs were also reduced to re-align with the declining revenue streams experienced by the other areas within this segment as discussed above. The gross profit increase on the petroleum and refining projects combined with these cost reductions more than offset the revenue decreases in this segment.

Sandy Training and Marketing gross profit was $7.4 million or 11.2% of revenue for the year ended December 31, 2007. The results of Sandy’s operations have been included in our consolidated statements of operations since the completion of the acquisition on January 23, 2007.

Selling, general and administrative expenses

SG&A expenses increased $5.3 million or 37.3% from $14.3 million for the year ended December 31, 2006 to $19.6 million for the year ended December 31, 2007. The increase is primarily due to the following: an increase in amortization expense of $1.8 million for intangible assets recorded in connection with our three acquisitions in 2007, an increase in labor, benefits and facilities expense of $1.6 million primarily due to our acquisitions in 2007, a net increase in a restructuring accrual of $0.6 million during 2007 compared to 2006 due to a restructuring charge of $0.3 million in 2007 compared to a reversal of a restructuring accrual of $0.3 million in 2006 relating to a facility lease for our United Kingdom operations, an increase in accounting fees of $0.4 million primarily due to increased tax consulting and compliance services, and an increase in general corporate overhead costs totaling $0.5 million.

Interest expense

Interest expense decreased $0.3 million or 21.8% from $1.6 million for the year ended December 31, 2006 to $1.2 million for the year ended December 31, 2007. The decrease is primarily due to a $0.4 million decrease in interest expense related to the Gabelli Notes as a result of warrant exercises by Gabelli during 2007 and the second half of 2006 which resulted in a decrease in the principal balance of the debt (see Note 10 to the accompanying Consolidated Financial Statements), as well as a decrease in amortization of deferred financing costs during 2007 compared to 2006. The decrease in interest expense was slightly offset by an increase in interest expense due to an increase in short-term borrowings under the Credit Agreement during 2007 compared to 2006.

Other income

Other income decreased $0.1 million or 10.6% from $1.0 million for the year ended December 31, 2006 to $0.9 million for the year ended December 31, 2007. The decrease is primarily due to a decrease in interest income due to lower cash balances during 2007 compared to 2006.

Income taxes

Income tax expense was $7.2 million for the year ended December 31, 2007 compared to $5.1 million for the year ended December 31, 2006. The increase in income tax expense is primarily due to an increase in income from continuing operations before income taxes in 2007 compared to 2006. As of December 31, 2007, we had federal net operating loss carryforwards of $5.0 million, which expire during 2022 and 2023. The effective income tax rate was 42.7% and 43.3% for the years ended December 31, 2007 and 2006, respectively (see Note 12 to the accompanying Consolidated Financial Statements).

Year ended December 31, 2006 compared to the year ended December 31, 2005

For the year ended December 31, 2006, we had net income of $6.6 million, or $0.40 per diluted share, compared to $7.2 million, or $0.38 per diluted share, for the year ended December 31, 2005. The decrease in net income was primarily due to the gain on litigation settlement net of legal fees and expenses of $5.6 million during 2005 which did not recur in 2006, offset by increased operating income in 2006 of $1.4 million, the components of which are discussed below, and a loss from discontinued operations of $1.2 million, or $0.07 per diluted share, in 2005 which did not recur in 2006. The increase in diluted earnings per share is also partially attributable to the decrease in common shares outstanding during 2006 compared to 2005 as a result of the capital stock restructuring discussed above. Diluted weighted average shares outstanding were 16.7 million in 2006 compared to 18.9 million in 2005.

Revenue

	Years ended December 31,
	2006	2005
	(Dollars in thousands)
Manufacturing & BPO	$101,314	$89,602
Process, Energy & Government	77,469	85,953
	$178,783	$175,555

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

Gross profit

	Years ended December 31,
	2006		2005
		% Revenue		% Revenue
	(Dollars in thousands)
Manufacturing & BPO	$13,378	13.2%	$8,779	9.8%
Process, Energy & Government	13,188	17.0%	16,212	18.9%
	$26,566	14.9%	$24,991	14.2%

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

Gain on litigation settlement

The Company recognized a gain of $5.6 million for the litigation settlement proceeds paid by EDS in 2005, net of legal fees and expenses, which did not recur in 2006. See Note 19 to the accompanying Consolidated Financial Statements for further details.

Income taxes

Income tax expense was $5.1 million for the year ended December 31, 2006 compared to $6.8 million for the year ended December 31, 2005. The decrease in income tax expense was primarily due to a decrease in income from continuing operations before income taxes in 2006 compared to 2005. As of December 31, 2006, the

Company had federal net operating loss carryforwards of $22.4 million, which expire during 2022 and 2023. The effective income tax rate was 43.3% and 44.4% for the years ended December 31, 2006 and 2005, respectively (see Note 12 to the accompanying Consolidated Financial Statements).

Liquidity and Capital Resources

Working Capital

For the year ended December 31, 2007, our working capital decreased $5.1 million from $23.1 million at December 31, 2006 to $18.1 million at December 31, 2007. The decrease from December 31, 2006 is primarily due to the use of a total of $10.6 million of cash to complete the acquisitions of Sandy in January 2007, SEL in the United Kingdom in June 2007 and Via in October 2007. We also used approximately $6.5 million of cash to repurchase 678,500 shares of our Common Stock in the open market during the year ended December 31, 2007. These cash uses were offset by cash generated from operations of $7.9 million during 2007.

In connection with the acquisitions of Sandy, SEL and Via during 2007, we may be required to pay the following additional payments to the sellers:

•                  up to an additional $8.0 million to ADP, contingent upon Sandy achieving certain revenue targets, as defined in the purchase agreement, during the two twelve-month periods following the completion of the acquisition (a maximum of $4.0 million each year subsequent to the January 23, 2007 acquisition date); SFAS No. 141, requires that earned but unpaid contingent consideration  be accrued to the extent that the amount earned is determinable beyond a reasonable doubt as of the balance sheet date. As of December 31, 2007, we accrued $2.0 million of contingent consideration with respect to the first twelve-month period following the completion of the Sandy acquisition based on the revenue targets achieved for the eleven-month period ended December 31, 2007. The actual contingent consideration payable may be greater than $2.0 million based on the completion of the first full twelve-month period in 2008. The accrued contingent consideration was applied to goodwill and is included in accounts payable and accrued expenses on the consolidated balance sheet.

•                  up to an additional $1.8 million to the sellers of SEL, contingent upon SEL achieving certain earnings targets, as defined in the purchase agreement, during the one-year period following completion of the acquisition; and

•                  up to an additional $3.3 million, contingent upon Via achieving certain earnings targets during the two twelve-month periods following the completion of the acquisition (a maximum of $1.625 million each year subsequent to the October 1, 2007 acquisition date).

We believe that cash generated from operations and borrowings available under the General Physics Credit Agreement ($21.9 million of available borrowings as of December 31, 2007) will be sufficient to fund our working capital and other requirements for at least the next twelve months.

Cash Flows

Year ended December 31, 2007 compared to the year ended December 31, 2006

Our cash balance decreased $4.8 million from $8.7 million as of December 31, 2006 to $3.9 million as of December 31, 2007. The decrease in cash and cash equivalents during the year ended December 31, 2007 resulted from cash provided by operating activities of $8.0 million, cash used in investing activities of $13.3 million and cash provided by financing activities of $0.5 million.

Cash provided by operating activities was $8.0 million for the year ended December 31, 2007 compared to $14.9 million in 2006. The decrease in cash provided by operating activities compared to 2006 is primarily due to a significant increase in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts primarily as a result of the Sandy acquisition in January 2007. This decrease was offset by higher net income of $3.0 million in 2007 compared to 2006.

Cash used in investing activities was $13.3 million for the year ended December 31, 2007 compared to $1.6 million in 2006. The increase in cash used in investing activities is primarily due to $5.4 million of cash used for the acquisition of Sandy, $3.4 million of cash used for the acquisition of SEL and $1.9 million of cash used for the acquisition of Via, compared to $0.6 million of cash used in 2006 for the acquisition of PMC. In addition, cash used for fixed asset additions increased $0.8 million during the year ended December 31, 2007 compared to the same period in 2006, and cash used for software development costs related to a new financial system implementation was $0.9 million during the year ended December 31, 2007.

Cash provided by financing activities was $0.5 million for the year ended December 31, 2007 compared to cash used in financing activities of $22.9 million in 2006. The increase in cash provided is primarily due to $20.9 million of cash used in connection with the capital stock restructuring in 2006 which did not recur in 2007, an increase in short-term borrowings during the year ended December 31, 2007 of $2.9 million compared to no borrowings in 2006, and a negative cash book balance totaling $2.4 million as of December 31, 2007 resulting from outstanding checks which had not cleared the bank as of December 31, 2007 due to the timing of payments, and are classified as accounts payable in the consolidated balance sheet. In addition, there was an increase in cash received from the exercise of stock options of $0.6 million during the year ended December 31, 2007 compared to 2006. These increases in cash were offset by an increase of $3.4 million of cash used for share repurchases during 2007 compared to 2006.

Year ended December 31, 2006 compared to the year ended December 31, 2005

Our cash balance decreased $9.5 million from $18.1 million as of December 31, 2005 to $8.7 million at December 31, 2006. The decrease in cash and cash equivalents during the year ended December 31, 2006 resulted from cash provided by operating activities of $14.9 million, offset by cash used in investing activities of $1.6 million, and cash used in financing activities of $22.9 million. Cash flows from discontinued operations are combined with cash flows from continuing operations within the operating, investing, and financing activities categories in the accompanying consolidated statements of cash flows through the effective date of the spin-off of GSE.

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

Cash used in financing activities was $22.9 million for the year ended December 31, 2006 compared to $2.6 million in 2005. The increase in cash used in financing activities is primarily due to $20.9 million of cash used in connection with the capital stock restructuring (including transaction costs) and $3.1 million of cash used for repurchases of common stock in the open market during 2006. In addition, cash used in financing activities during 2005 included the following items which did not recur in 2006: net repayments of short-term borrowings of $6.1 million; a distribution of $0.8 million of cash to GSE in connection with its spin-off, and proceeds from the issuance of a convertible note by GSE of $2.0 million and short-term borrowings by GSE of $1.2 million.

Long-term Debt and Short-term Borrowings

In August 2003, we issued and sold to four Gabelli funds $7.5 million in aggregate principal amount of 6% Conditional Subordinated Notes due in August 2008 (Gabelli Notes) and 937,500 warrants (GP Warrants), each entitling the holder thereof to purchase (subject to adjustment) one share of our Common Stock at an exercise price of $8.00. The aggregate purchase price for the Gabelli Notes and GP Warrants was $7.5 million. The Gabelli Notes are secured by a mortgage on our former property located in Pawling, New York which was distributed to NPDC. In addition, at any time that less than $1.9 million principal amount of the Gabelli Notes are outstanding, we may defease the obligations secured by the mortgage and obtain a release of the mortgage. Subsequent to the spin-offs of NPDC and GSE and in accordance with the anti-dilution provisions of the warrant agreement, the number of GP Warrants was adjusted to 984,116 and the exercise price was adjusted to $5.85 per share. During the year ended December 31, 2006, Gabelli exercised 197,823 GP Warrants for a total exercise price of $1,157,000, which was paid in the form of $140,000 cash and delivery of $1,017,000 of the Gabelli Notes and accrued interest thereon. During the year ended December 31, 2007, Gabelli exercised an additional 624,862 GP Warrants for a total exercise price of $3,655,000 which was paid in the form of delivery of the Gabelli Notes and accrued interest thereon. As of December 31, 2007, the principal balance of the Gabelli Notes was $2.9 million and there were 161,431 GP Warrants with an exercise price of $5.85 per share outstanding and exercisable which expire in August 2008.

In October 2003, we issued a five-year 5% note due in full in October 2008 in the principal amount of $5.3 million to ManTech International (ManTech). Interest is payable quarterly. Each year during the term of the note, ManTech has the option to convert up to 20% of the original principal amount of the note into our Common Stock at the then market price of our Common Stock, but only in the event that our Common Stock is trading at $10 per share or more. In the event that less than 20% of the principal amount of the note is not converted in any year, such amount not converted will be eligible for conversion in each subsequent year until converted or until the note is repaid in cash. ManTech has not converted any portion of the note into Common Stock and the principal balance of such note was $5.3 million as of December 31, 2007.

General Physics has a $25 million Credit Agreement with a bank that expires on August 31, 2009, with annual renewal options, and is secured by certain assets of General Physics. The maximum interest rate on borrowings under the Credit Agreement is at the daily LIBOR Market Index Rate plus 2.75%. Based upon the financial performance of General Physics, the interest rate can be reduced (as of December 31, 2007, the rate was LIBOR plus 1.25% which resulted in a rate of approximately 5.85%). The Credit Agreement also contains certain restrictive covenants. General Physics is currently restricted under the Credit Agreement from paying dividends and management fees to GP Strategies in excess of $1.0 million in any fiscal year, with the exception of a waiver by the lender, which permits General Physics to provide cash to GP Strategies to repurchase up to a total of $10 million of shares of its outstanding Common Stock and a waiver which permits General Physics to provide GP Strategies up to $8.1 million in cash to repay debt obligations which mature in 2008 in the event GP Strategies does not have available cash (See Note 10 to the accompanying Consolidated Financial Statements). As of December 31, 2007, there were $3.0 million of borrowings outstanding and $21.9 million of available borrowings under the Credit Agreement.

Contractual Payment Obligations

We enter into various agreements that result in contractual obligations in connection with our business activities. These obligations primarily relate to our financing arrangements (such as long-term debt and capital and operating leases), purchase commitments under non-cancelable contracts for certain products and services, and contractual obligations to certain of our officers under employment contracts. The following table summarizes our total contractual payment obligations as of December 31, 2007 (in thousands):

	Payments due in
	2008	2009 – 2010	2011– 2012	After 2012	Total

Long-term debt:
Principal	$8,136	$—	$—	$—	$8,136
Interest	319	—	—	—	319
Total	8,455	—	—	—	8,455
Capital lease commitments	35	26	—	—	61
Operating lease commitments	4,283	4,482	2,864	2,504	14,133
Purchase commitments*	973	1,454	392	—	2,819
Total	$13,746	$5,962	$3,256	$2,504	$25,468

*   Excludes purchase orders for goods and services entered into by the Company in the ordinary course of business, which are non-binding and subject to amendment or termination within a reasonable notification period.

The table above excludes contingent consideration in connection with our acquisitions in 2007 which may be payable to the sellers if the revenue and/or earnings targets set forth in the purchase agreements are achieved (see Note 4 to the Consolidated Financial Statements.)

Off-Balance Sheet Commitments

Subsequent to the spin-off of NPDC, we continued to guarantee certain obligations of NPDC’s subsidiaries, Five Star and MXL. We guaranteed certain operating leases for Five Star’s New Jersey and Connecticut warehouses, totaling approximately $1.6 million per year through March 31, 2007. The leases have been extended and now expire in the first quarter of 2009. The annual rent obligations are currently approximately $1.6 million. In connection with the spin-off of NPDC, NPDC agreed to assume our obligation under such guarantees, to use commercially reasonable efforts to cause us to be released from each such guaranty, and to hold us harmless from all claims, expenses and liabilities connected with the leases or NPDC’s breach of any agreements effecting the spin-off. We have not received confirmation that we have been released from these guarantees. We do not expect to incur any material payments associated with these guarantees, and as such, no liability is reflected in our consolidated balance sheet.

We also guarantee the repayment of a debt obligation of MXL, which is secured by property and certain equipment of MXL. The aggregate outstanding balance of MXL’s debt obligation as of December 31, 2007 was $1.0 million. Our guarantee expires upon the maturity of the debt obligation in March 2011. We do not expect to incur any material payments associated with this guarantee, and as such, no liability is reflected in our consolidated balance sheet.

As of December 31, 2007, we had three outstanding letters of credit totaling less than $0.1 million, which expire in 2008 and 2009, and five outstanding performance bonds totaling $3.8 million related primarily to engineering and construction contracts scheduled to be completed in 2008.

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

Certain of our accounting policies require higher degrees of judgment than others in their application. These include revenue recognition, valuation of accounts receivable, stock-based compensation, impairment of intangible assets, including goodwill, and income taxes, which are summarized below. In addition, Note 2 to the accompanying Consolidated Financial Statements includes further discussion of our significant accounting policies.

Revenue Recognition

We provide services under time-and-materials, cost-reimbursable, fixed price and fixed-fee per transaction contracts to both government and commercial customers. Each contract has different terms based on the scope, deliverables and complexity of the engagement, requiring us to make judgments and estimates about recognizing revenue. Revenue is recognized as services are performed.

Under time-and-materials contracts, as well as certain government cost-reimbursable and certain fixed price contracts, the contractual billing schedules are based on the specified level of resources we are obligated to provide. As a result, for these “level-of-effort” contracts, the contractual billing amount for the period is a measure of performance and, therefore, revenue is recognized in that amount.

Revenue under government fixed price and certain commercial contracts is recognized using the percentage-of- completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Under the percentage-of-completion method, management estimates the percentage-of-completion based upon costs incurred as a percentage of the total estimated costs.

For other commercial fixed price contracts which typically involve a discrete project, such as development of training content and materials, design of training processes, software implementation, or engineering projects, the contractual billing schedules are not based on the specified level of resources we are obligated to provide. These discrete projects generally do not contain milestones or other reliable measures of performance. As a result, revenue on these arrangements is recognized using a percentage-of-completion method based on the relationship of costs incurred to total estimated costs expected to be incurred over the term of the contract. We believe this methodology is a reasonable measure of proportional performance since performance primarily involves personnel costs and services are provided to the customer throughout the course of the projects through regular communications of progress toward completion and other project deliverables. In addition, the customer typically is required to pay us for the proportionate amount of work and cost incurred in the event of contract termination.

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

For certain commercial fixed-fee per transaction contracts, such as providing training courses, revenue is recognized during the period in which services are delivered in accordance with the pricing outlined in the contracts.

For certain fixed-fee per transaction and fixed price contracts in which the output of the arrangement is measurable, such as for the shipping of publications and print materials, revenue is recognized when the deliverable is met and the product is delivered based on the output method of performance. The customer is required to pay for the cost incurred in the event of contract termination.

Certain of our fixed price commercial contracts contain revenue arrangements with multiple deliverables. We apply the separation guidance in Emerging Issues Task Force (EITF) 00-21, Revenue Arrangements with Multiple Deliverables (EITF 00-21), for these types of contracts. Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables can be divided into more than one unit of accounting. For contracts determined to have more than one unit of accounting, we recognize revenue for each deliverable based on the revenue recognition policies discussed above; that is, we recognize revenue in accordance with work performed and costs incurred, with fee being allocated proportionately over the service period. Within each multiple deliverable project, there is objective and reliable fair value across all units of the arrangement, as discounts are not offered or applied to one deliverable versus another, and the rates bid across all deliverables are consistent.

As part of our on-going operations to provide services to our customers, incidental expenses, which are commonly referred to as “out-of-pocket” expenses, are billed to customers, either directly as a pass-through cost or indirectly as a cost estimated in proposing on fixed price contracts. Out-of-pocket expenses include expenses such as airfare, mileage, hotel stays, out-of-town meals and telecommunication charges. Our policy provides for these expenses to be recorded as both revenue and direct cost of services in accordance with the provisions of EITF 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.

In connection with our delivery of products, primarily for publications delivered by our Sandy Training & Marketing segment, we incur shipping and handling costs which are billed to customers directly as a pass-through cost. Our policy provides for these expenses to be recorded as both revenue and direct cost of revenue in accordance with the provisions of EITF 00-10, Accounting for Shipping and Handling Fees and Costs.

Valuation of Accounts Receivable

Trade accounts receivable are recorded at invoiced amounts. The allowance for doubtful accounts is estimated based on historical trends of past due accounts, write-offs and specific identification and review of past due accounts. The allowance for doubtful accounts was $0.9 million at December 31, 2007.

Stock-Based Compensation

Pursuant to our stock-based incentive plans, we grant stock options, restricted stock, stock units, and equity to officers, employees, and members of the Board of Directors. We account for these awards in accordance with SFAS No. 123 Revised, Share-Based Payment (SFAS No. 123R), which requires us to recognize compensation expense for all equity-based compensation awards issued to employees that are expected to vest. Determining the appropriate fair value of stock options requires judgment, including estimating stock price volatility and expected life of the award. In addition, determining appropriate forfeiture rates requires judgment, including estimating the number of stock-based compensation awards that are expected to vest.

Under SFAS No. 123R, we recognize compensation expense on a straight-line basis over the requisite service period for stock-based compensation awards with both graded and cliff vesting terms. We apply a forfeiture estimate to compensation expense recognized for awards that are expected to vest during the requisite service period, and revise that estimate if subsequent information indicates that the actual forfeitures will differ from the estimate. We recognize the cumulative effect of a change in the number of awards expected to vest in compensation expense in the period of change. We do not capitalize any portion of our stock-based compensation. We estimate the fair value of our stock options on the date of grant using the Black-Scholes option pricing model, which requires various assumptions such as expected term, expected stock price volatility and risk-free interest rate. We estimate the expected term of stock options granted taking into consideration historical data related to stock option exercises. For stock options granted during 2007, we used an expected term equal to the average of the weighted average vesting period and contractual term of the stock options, as permitted by SEC Staff Accounting Bulletin No. 107, Share-Based Payment, which provides this simplified method for estimating the expected term of stock options when there is insufficient historical exercise data to form an appropriate estimate. We use historical stock price data in order to estimate the expected volatility factor of stock options granted. The risk-free interest rate for the periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Impairment of Intangible Assets, Including Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but instead tested for impairment at least annually. The goodwill impairment test requires us to identify our reporting units (as defined in SFAS No. 131) and obtain estimates of the fair values of those units as of the testing date. These estimates are formed by evaluating historical trends, current budgets, operating plans and industry data. For the years ended December 31, 2007, 2006, and 2005, the estimated fair values of each reporting unit exceeded their respective carrying values, indicating the underlying goodwill of each unit was not impaired at the respective testing dates. The timing and frequency of our goodwill impairment tests are based on an ongoing assessment of events and circumstances that would more than likely reduce the estimated fair value of a reporting unit below its carrying value. We will continue to monitor our goodwill and intangible assets for impairment and conduct formal tests when impairment indicators are present. A decline in the fair value of any reporting unit below its carrying value is an indicator that the underlying goodwill of the unit is potentially impaired. This would require a comparison of the implied fair value of a reporting unit’s goodwill to its carrying value. An impairment loss would be required for the amount in which the carrying value of a reporting unit’s goodwill exceeded its implied fair value. The implied fair value of the reporting unit’s goodwill would become the new cost basis of the reporting unit’s goodwill.

Income Taxes

We account for income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, assessing tax rates that we expect to apply and determining the years when the temporary differences are expected to affect taxable income requires judgment about the future apportionment of our income among the states in which we operate.

The measurement of deferred taxes often involves an exercise of judgment related to the computation and realization of tax basis. Our deferred tax assets and liabilities reflect our assessment that tax positions taken, and the resulting tax basis, are more likely than not to be sustained if they are audited by taxing authorities. We establish accruals for uncertain tax positions under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. A number of years may elapse before a particular matter, for which we have or have not established an accrual, is audited and finally resolved. Favorable or unfavorable adjustment of the accrual for any particular issue would be recognized as an increase or decrease to our income tax expense in the period of a change in facts and circumstances.

In assessing the realizability of our deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets may not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future income during the periods in which temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these factors, we believe it is more likely than not that we will realize the benefits of our deferred tax assets, net of the valuation allowance. The valuation allowance relates to both foreign and domestic net operating loss carryforwards for which we do not believe the benefits may be realized. As of December 31, 2007, we had federal net operating loss carryforwards of $5.0 million, which expire during 2022 and 2023.

The above matters, and others, involve the exercise of significant judgment. Any changes in our practices or judgments involved in the measurement of deferred tax assets and liabilities could materially impact our financial condition or results of operations.

Accounting Standards Issued and Adopted

We discuss recently issued and adopted accounting standards in Note 2 to the accompanying Consolidated Financial Statements.

Item 7A:             Quantitative and Qualitative Disclosures about Market Risk

We are exposed to the impact of interest rate, market risks and currency fluctuations. In the normal course of business, we employ internal processes to manage our exposure to interest rate, market risks and currency fluctuations. Our objective in managing our interest rate risk is to limit the impact of interest rate changes on earnings and cash flows and to lower our overall borrowing costs. We estimate that the fair value of our long-term debt approximates its carrying amount since our outstanding debt consists of current maturities which are payable in 2008.

We are exposed to the impact of currency fluctuations because of our international operations. We are not a party to any exchange rate hedging programs to mitigate the effect of exchange rate fluctuations. Our net investment in our foreign subsidiaries, including intercompany balances, at December 31, 2007 was not significant and, accordingly, fluctuations in foreign currency did not have a material impact on our financial position.

Our revenues and profitability are related to general levels of economic activity and employment, principally in the United States and the United Kingdom. As a result, any significant economic downturn or recession in one or both of those countries could harm our business and financial condition. A significant portion of our revenues is derived from Fortune 500 level companies and their international equivalents, which historically have adjusted expenditures for training and other services during economic downturns. If the economies in which these companies operate weaken in any future period, these companies may not increase or may reduce their expenditures on training and other services, which could adversely affect our business and financial condition.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
GP Strategies Corporation:

We have audited the accompanying consolidated balance sheets of GP Strategies Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed under item 15a(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GP Strategies Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2, of the notes to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, on January 1, 2006, Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements on December 31, 2006, and Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of GP Strategies Corporation and subsidiaries internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Baltimore, Maryland

March 11, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
GP Strategies Corporation:

We have audited GP Strategies Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GP Strategies Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, GP Strategies Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GP Strategies Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 11, 2008, expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Baltimore, Maryland

March 11, 2008

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2007 and 2006

(In thousands, except shares and par value per share)

	2007	2006
Assets
Current assets:
Cash and cash equivalents	$3,868	$8,660
Accounts and other receivables, less allowance for doubtful accounts of $865 in 2007 and $665 in 2006	46,897	26,628
Inventories, net	577	—
Costs and estimated earnings in excess of billings on uncompleted contracts	13,995	11,257
Deferred tax assets	3,549	1,115
Prepaid expenses and other current assets	4,659	5,296
Total current assets	73,545	52,956
Property, plant and equipment, net	2,843	1,859
Goodwill	61,748	56,815
Intangible assets, net	6,340	645
Deferred tax assets	—	7,420
Other assets, net	2,969	1,705
	$147,445	$121,400
Liabilities and Stockholders’ Equity

Current liabilities:
Short-term borrowings	$2,953	$—
Current maturities of long-term debt	8,021	30
Accounts payable and accrued expenses	32,820	22,903
Billings in excess of costs and estimated earnings on uncompleted contracts	11,671	6,881
Total current liabilities	55,465	29,814
Long-term debt, less current maturities	26	10,896
Deferred tax liabilities	491	—
Other noncurrent liabilities	1,081	959
Total liabilities	57,063	41,669

Stockholders’ equity:
Preferred stock, par value $0.01 per share; Authorized 10,000,000 shares; no shares issued	—	—
Common stock, par value $0.01 per share; Authorized 35,000,000 shares; issued 17,828,644 shares in 2007 and 2006	178	178
Additional paid-in capital	156,422	159,042
Accumulated deficit	(55,972)	(65,558)
Treasury stock, at cost (1,118,105 shares in 2007 and 1,860,876 shares in 2006)	(9,785)	(13,167)
Accumulated other comprehensive loss	(461)	(640)
Note receivable from stockholder	—	(124)
Total stockholders’ equity	90,382	79,731
	$147,445	$121,400

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2007, 2006 and 2005

(In thousands, except per share data)

	2007	2006	2005
Revenue	$248,422	$178,783	$175,555
Cost of revenue	211,582	152,217	150,564
Gross profit	36,840	26,566	24,991
Selling, general and administrative expenses	19,578	14,262	14,039
Operating income	17,262	12,304	10,952
Interest expense	1,218	1,558	1,518
Other income (including interest income of $224 in 2007, $329 in 2006 and $296 in 2005)	862	964	238
Gain on litigation settlement, net of legal fees and expenses	—	—	5,552
Income from continuing operations before income taxes	16,906	11,710	15,224
Income tax expense	7,222	5,068	6,767
Income from continuing operations	9,684	6,642	8,457
Loss from discontinued operations, net of income taxes	—	—	(1,244)
Net income	$9,684	$6,642	$7,213

Basic weighted average shares outstanding	16,654	15,818	18,169
Diluted weighted average shares outstanding	17,165	16,731	18,946

Per common share data:
Basic
Income from continuing operations	$0.58	$0.42	$0.47
Loss from discontinued operations	—	—	(0.07)
Net income	$0.58	$0.42	$0.40
Diluted
Income from continuing operations	$0.56	$0.40	$0.45
Loss from discontinued operations	—	—	(0.07)
Net income	$0.56	$0.40	$0.38

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years ended December 31, 2007, 2006, and 2005

(In thousands, except for par value per share)

		Class B					Accumulated	Note
	Common	capital					other	receivable	Total
	stock	stock	Additional	Accumulated	Treasury	Unearned	comprehensive	from	stockholders’	Comprehensive
	($ 0.01 par)	($ 0.01 par)	paid-in capital	deficit	stock at cost	Compensation	loss	stockholder	equity	income
Balance at December 31, 2004	$167	$12	$171,852	$(78,923)	$(108)	$—	$(761)	$(619)	$91,620
Net income	—	—	—	7,213	—	—	—	—	7,213	$7,213
Other comprehensive loss	—	—	—	—	—	—	(418)	—	(418)	(418)
Total comprehensive income										$6,795
Distribution of net assets of GSE in spin-off	—	—	(6,874)	—	—	—	92	—	(6,782)
Distribution of net assets to NPDC	—	—	(1,201)	—	—	—	—	—	(1,201)
Restricted stock and stock unit awards	—	—	1,918	—	—	(1,133)	—	—	785
Excess tax benefits of stock options exercised	—	—	720	—	—	—	—	—	720
Proceeds from issuance of common stock	4	—	2,322	—	79	—	—	—	2,405
Balance at December 31, 2005	$171	$12	$168,737	$(71,710)	$(29)	$(1,133)	$(1,087)	$(619)	$94,342
Net income	—	—	—	6,642	—	—	—	—	6,642	$6,642
Other comprehensive income	—	—	—	—	—	—	452	—	452	452
Total comprehensive income										$7,094
Cumulative effect adjustment upon initial adoption of SAB No. 108	—	—	—	(490)	—	—	—	—	(490)
Repurchase and exchange of common stock and Class B stock in capital stock restructuring	6	(12)	(6,096)	—	(14,758)	—	—	—	(20,860)
Repayment of note receivable from stockholder	—	—	—	—	—	—	—	495	495
Repurchases of common stock in the open market	—	—	—	—	(3,140)	—	—	—	(3,140)
Elimination of unearned compensation upon adoption of SFAS No. 123R	—	—	(1,133)	—	—	1,133	—	—	—
Stock-based compensation expense	—	—	484	—	34	—	—	—	518
Exercise of warrants by Gabelli	—	—	(371)	—	1,370	—	—	—	999
Cash and net-share settlements of stock options	—	—	(2,257)	—	1,441	—	—	—	(816)
Net issuances of stock for exercises of stock options and retirement savings plan and other	1	—	(322)	—	1,915	—	(5)	—	1,589
Balance at December 31, 2006	$178	$—	$159,042	$(65,558)	$(13,167)	$—	$(640)	$(124)	$79,731
Net income	—	—	—	9,684	—	—	—	—	9,684	$9,684
Other comprehensive income	—	—	—	—	—	—	179	—	179	179
Total comprehensive income										$9,863
Cumulative effect adjustment upon adoption of FASB Interpretation No. 48	—	—	—	(98)	—	—	—	—	(98)
Repayment of note receivable from stockholder	—	—	—	—	—	—	—	124	124
Repurchases of common stock in the open market	—	—	—	—	(6,511)	—	—	—	(6,511)
Stock-based compensation expense	—	—	686	—	24	—	—	—	710
Exercise of warrants	—	—	(2,699)	—	5,924	—	—	—	3,225
Net issuances of stock pursuant to stock compensation and benefit plans and other	—	—	(607)	—	3,945	—	—	—	3,338
Balance at December 31, 2007	$178	$—	$156,422	$(55,972)	$(9,785)	$—	$(461)	$—	$90,382

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2007, 2006, and 2005

(In thousands)

	2007	2006	2005
Cash flows from operating activities:
Net income	$9,684	$6,642	$7,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,004	2,209	3,090
Collection of arbitration award, including interest	—	—	13,798
Deferred income taxes	5,837	4,070	5,789
Non-cash compensation expense	2,099	1,439	1,233
Minority interest	—	—	(953)
Changes in other operating items:
Accounts and other receivables	(17,918)	1,213	2,237
Inventories	206	—	—
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,685)	230	(81)
Prepaid expenses and other current assets	161	(1,154)	(2,561)
Accounts payable and accrued expenses	3,169	1,564	(8,257)
Billings in excess of costs and estimated earnings on uncompleted contracts	3,112	(1,203)	(1,725)
Other	357	(92)	(435)
Net cash provided by operating activities	8,026	14,918	19,348
Cash flows from investing activities:
Additions to property, plant and equipment	(1,718)	(944)	(1,028)
Acquisitions, net of cash acquired	(10,635)	(632)	—
Capitalized software development costs	(948)	—	—
Other investing activities	—	21	21
Net cash used in investing activities	(13,301)	(1,555)	(1,007)

Cash flows from financing activities:
Net proceeds (repayments) of short-term borrowings	2,953	—	(6,068)
Negative cash book balance	2,378
Capital stock restructuring	—	(20,860)	—
Repayment of note receivable from shareholder	124	495	—
Repurchases of common stock in the open market	(6,511)	(3,140)	—
Proceeds from issuance of common stock	1,688	1,061	1,400
Cash settlement of stock options	—	(299)	—
Short-term borrowings by GSE	—	—	1,182
Proceeds from issuance of subordinated convertible note by GSE	—	—	2,000
Distribution of cash of GSE in spin-off	—	—	(804)
Deferred financing costs (GSE in 2005)	—	—	(212)
Payments on obligations under capital leases	(159)	(121)	(94)
Net cash provided by (used in) financing activities	473	(22,864)	(2,596)
Effect of exchange rate changes on cash and cash equivalents	10	43	(44)
Net increase (decrease) in cash and cash equivalents	(4,792)	(9,458)	15,701
Cash and cash equivalents at beginning of year	8,660	18,118	2,417
Cash and cash equivalents at end of year	$3,868	$8,660	$18,118
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$716	$744	$784
Income taxes	$1,209	$514	$1,160

Non-cash investing and financing activities:
Reduction in carrying value of Gabelli Notes upon exercise of detachable stock purchase warrants	$3,225	$859	$—
Accrued contingent consideration	2,000	—	—
Distribution of non-cash net assets of GSE in spin-off	—	—	5,978

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)                     Description of Business and Basis of Presentation

GP Strategies Corporation (the “Company”) was incorporated in Delaware in 1959. The Company’s business consists of its training, engineering, technical services and consulting business operated by its subsidiary, General Physics Corporation (“General Physics” or “GP”). General Physics is a workforce development company that seeks to improve the effectiveness of organizations by providing training, management consulting, e-Learning solutions, engineering and technical services that are customized to meet the specific needs of clients.

On October 1, 2007, General Physics acquired Via Training, LLC (“Via”), a U.S. custom e-Learning sales training company. The results of Via’s operations are included in the consolidated financial statements for the period beginning October 1, 2007 (see Notes 4 and 5).

On June 1, 2007, General Physics, through its wholly owned subsidiary, General Physics (UK) Ltd. (“GPUK”), completed the acquisition of Smallpeice Enterprises Limited (“SEL”), a provider of business improvement and technical and management training services in the United Kingdom. The results of SEL’s operations are included in the consolidated financial statements for the period beginning June 1, 2007 (see Notes 4 and 5).

On January 23, 2007, General Physics completed the acquisition of certain operating assets and the business of Sandy Corporation (“Sandy”), a leader in custom product sales training and part of the ADP Dealer Services division of ADP, Inc. (“ADP”). Sandy, which is run as an unincorporated division of General Physics, offers custom sales training and print-based and electronic publications primarily to the U.S. automotive industry. The results of Sandy’s operations are included in the consolidated financial statements for the period beginning January 23, 2007 (see Notes 4 and 5).

On February 3, 2006, General Physics, through its GPUK subsidiary, completed the acquisition of Peters Management Consultancy Ltd. (“PMC”), a performance improvement and sales training company in the United Kingdom. The results of PMC’s operations are included in the consolidated financial statements since the date of acquisition (see Notes 4 and 5).

On January 19, 2006, the Company completed a restructuring of its capital stock, which included the repurchase of 2,121,500 shares of its Common Stock, the repurchase of 600,000 shares of its Class B Common Stock (“Class B Stock”), and the exchange of 600,000 shares of its Class B Stock into 600,000 shares of Common Stock. The repurchase and exchange transactions were negotiated and approved by a Special Committee of the Board of Directors and had the effect of eliminating all outstanding shares of the Company’s Class B Stock (see Note 15).

On September 30, 2005, the Company completed a taxable spin-off of its 57% interest in GSE Systems, Inc. (“GSE”) through a dividend to the Company’s stockholders. GSE is a stand alone publicly-owned company which provides simulation solutions and services to energy, process and manufacturing industries worldwide. On September 30, 2005, stockholders received in the spin-off 0.283075 shares of GSE common stock for each share of the Company’s Common Stock or Class B Stock held on the record date of September 19, 2005. Following the spin-off, the Company ceased to have any ownership interest in GSE and the operations of GSE have been reclassified as discontinued in the Company’s consolidated statements of operations for 2005 (see Note 3).

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2)         Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the operations of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

Cash and cash equivalents consist of short-term highly liquid investments with original maturities of three months or less. Outstanding checks which have been issued but not presented to the banks for payment may create negative book cash balances. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods. Such negative cash balances are included in accounts payable and accrued expenses and totaled $2,378,000 as of December 31, 2007.

Allowance for Doubtful Accounts Receivable

Trade accounts receivable are recorded at invoiced amounts. The allowance for doubtful accounts is estimated based on historical trends of past due accounts, write-offs and specific identification and review of past due accounts.

Foreign Currency Translation

The functional currency of the Company’s international operations is the respective local currency. The translation of the foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rates prevailing during the year. The unrealized gains and losses resulting from such translation are included as a component of other comprehensive income.

Revenue Recognition

The Company provides services under time-and-materials, cost-reimbursable, and fixed price (including fixed-fee per transaction) contracts to both government and commercial customers. Each contract has different terms based on the scope, deliverables and complexity of the engagement, requiring the Company to make judgments and estimates about recognizing revenue. Revenue is recognized as services are performed.

Under time-and-materials contracts, as well as certain government cost-reimbursable and certain fixed price contracts, the contractual billing schedules are based on the specified level of resources the Company is obligated to provide. As a result, for these “level-of-effort” contracts, the contractual billing amount for the period is a measure of performance and, therefore, revenue is recognized in that amount.

Revenue under government fixed price and certain commercial contracts is recognized using the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Under the percentage-of-completion method, management estimates the percentage-of-completion based upon costs incurred as a percentage of the total estimated costs.

For other commercial fixed price contracts which typically involve a discrete project, such as development of training content and materials, design of training processes, software implementation, or engineering projects, the contractual billing schedules are not based on the specified level of resources the Company is obligated to provide. These discrete projects generally do not contain milestones or other reliable measures of performance. As a result, revenue on these arrangements is recognized using a percentage-of-completion method based on the relationship of costs incurred to total estimated costs expected to be

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

incurred over the term of the contract. The Company believes this methodology is a reasonable measure of proportional performance since performance primarily involves personnel costs and services are provided to the customer throughout the course of the projects through regular communications of progress toward completion and other project deliverables. In addition, the customer typically is required to pay the Company for the proportionate amount of work and cost incurred in the event of contract termination.

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

For commercial fixed-fee per transaction contracts, such as providing training courses, revenue is recognized during the period in which services are delivered in accordance with the pricing outlined in the contracts.

For certain fixed-fee per transaction and fixed price contracts in which the output of the arrangement is measurable, such as for the shipping of publications and print materials, revenue is recognized when the deliverable is met and the product is delivered based on the output method of performance. The customer is required to pay for the cost incurred in the event of contract termination.

Certain of the Company’s fixed price commercial contracts contain revenue arrangements with multiple deliverables. The Company applies the separation guidance in Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), for these types of contracts. Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables can be divided into more than one unit of accounting. For contracts determined to have more than one unit of accounting, the Company recognizes revenue for each deliverable based on the revenue recognition policies discussed above; that is, the Company recognizes revenue in accordance with work performed and costs incurred, with fee being allocated proportionately over the service period. Within each multiple deliverable project, there is objective and reliable fair value across all units of the arrangement, as discounts are not offered or applied to one deliverable versus another, and the rates bid across all deliverables are consistent.

As part of the Company’s on-going operations to provide services to its customers, incidental expenses, which are commonly referred to as “out-of-pocket” expenses, are billed to customers, either directly as a pass-through cost or indirectly as a cost estimated in proposing on fixed price contracts. Out-of-pocket expenses include expenses such as airfare, mileage, hotel stays, out-of-town meals and telecommunication charges. The Company’s policy provides for these expenses to be recorded as both revenue and direct cost of services in accordance with the provisions of EITF 01-14, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.

In connection with the delivery of products, primarily for publications delivered by the Sandy Training & Marketing segment, the Company incurs shipping and handling costs which are billed to customers directly as a pass-through cost. The Company’s policy provides for these expenses to be recorded as both revenue and direct cost of revenue in accordance with the provisions of EITF 00-10, Accounting for Shipping and Handling Fees and Costs.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Contract Related Assets and Liabilities

Costs and estimated earnings in excess of billings on uncompleted contracts in the accompanying consolidated balance sheets represent unbilled amounts earned and reimbursable under contracts in progress. These amounts become billable according to the contract terms, which usually consider the passage of time, achievement of milestones or completion of the project. Generally, such unbilled amounts will be billed and collected over the next twelve months.

Billings in excess of costs and estimated earnings on uncompleted contracts in the accompanying consolidated balance sheets represent advanced billings to clients on contracts in advance of work performed. Generally, such amounts will be earned and recognized in revenue over the next twelve months.

Comprehensive Income

Comprehensive income consists of net income, net unrealized losses on available-for-sale securities (2005 only), and foreign currency translation adjustments.

Inventories

Inventories are stated at lower of cost or market, with cost determined using an average cost method.

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

Goodwill and Intangible Assets

The Company’s intangible assets include amounts recognized in connection with acquisitions, including customer relationships, contract backlog, software and non-compete agreements. Intangible assets are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset. Amortization is recognized on a straight-line basis over the estimated useful life of the

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

intangible assets, except for contract backlog which is recognized in proportion to the projected revenue streams of the related backlog. Intangible assets with definite lives are reviewed for impairment if indicators of impairment arise.

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually or more frequently if events and circumstances indicate that the asset might be impaired in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The goodwill impairment test requires the Company to identify its reporting units and obtain estimates of the fair values of those units as of the testing date. A reporting unit is an operating segment, or one level below an operating segment, as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”). The Company estimates the fair values of its reporting units using discounted cash flow valuation models. For the years ended December 31, 2007, 2006, and 2005, the Company tested its goodwill, as of December 31, at the reporting unit level in accordance with SFAS No. 142 and the estimated fair values of each reporting unit exceeded their respective carrying values, indicating the underlying goodwill of each unit was not impaired. The Company does not have any intangible assets with indefinite useful lives.

Other Assets

Other assets primarily include deferred financing costs, certain software development costs, an investment in a joint venture and other assets obtained to fulfill customer related contract obligations. Deferred financing costs are amortized on a straight-line basis over the terms of the related debt and such amortization is classified as interest expense in the consolidated statements of operations. The Company capitalizes the cost of internal-use software in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These costs consist of payments made to third parties and the salaries of employees working on such software development and are amortized using the straight-line method over their estimated useful lives, typically three to five years. The Company accounts for a 5% interest in a joint venture partnership under the equity method of accounting because significant influence exists due to certain factors, including representation on the partnership’s Board of Directors and voting rights.

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

Uncertain tax positions are accounted for under Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Interest and penalties related to income taxes are accounted for as income tax expense.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Earnings per Share

Basic earnings per share (EPS) is computed by dividing earnings by the weighted average number of common shares outstanding during the periods. Diluted EPS reflects the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

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

	Year ended December 31,
	2007	2006	2005
	(In thousands)
Non-dilutive instruments	994	577	574
Dilutive common stock equivalents	511	913	777

Stock-Based Compensation

Pursuant to the stock-based incentive plans which are described more fully in Note 14, the Company grants stock options, restricted stock, stock units, and equity to officers, employees, and members of the Board of Directors. On January 1, 2006, the Company adopted SFAS No. 123 Revised, Share-Based Payment (“SFAS No. 123R”), which requires companies to recognize compensation expense for all equity-based compensation awards issued to employees that are expected to vest.

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

The Company estimates the fair value of its stock options on the date of grant using the Black-Scholes option pricing model, which requires various assumptions such as expected term, expected stock price volatility and risk-free interest rate. The Company estimates the expected term of stock options granted taking into consideration historical data related to stock option exercises. For stock options granted during 2007, the Company used an expected term equal to the average of the weighted average vesting period and contractual term of the stock options, as permitted by the Securities and Exchange Commission’s (“SEC”) Staff Accounting Bulletin No. 107, Share-Based Payment, which provides this simplified method for estimating the expected term of stock options when there is insufficient historical exercise data to form an appropriate estimate. The Company uses historical stock price data in order to estimate the expected volatility factor of stock options granted. The risk-free interest rate for the periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Prior to the adoption of SFAS No. 123R on January 1, 2006, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), to account for its stock-based compensation awards. Under this method, compensation expense for stock options was recorded on the date of grant only if the current

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

market price of the underlying stock exceeded the exercise price of the options. The following table illustrates the pro-forma effect on net income and earnings per share for all outstanding stock-based compensation awards for the year ended December 31, 2005 in which the fair value provisions of SFAS No. 123R were not in effect (dollars in thousands, except per share data):

2005
Net income – as reported	$7,213
Add: stock-based compensation expense determined under intrinsic value method and included in reported net income, net of tax	183
Deduct: stock-based compensation expense determined under the fair-value-based method for all awards, net of tax	(433)
Pro forma net income	$6,963

Earnings per share:
Basic – as reported	$0.40
Basic – pro forma	$0.38
Diluted – as reported	$0.38
Diluted – pro forma	$0.37

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates the estimates used, including but not limited to those related to revenue recognition, the allowance for doubtful accounts receivable, impairments of goodwill and other intangible assets, valuation of intangible assets, valuation of stock-based compensation awards, self-insurance liabilities and income taxes. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The carrying value of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate estimated market values because of short-maturities and interest rates that approximate current rates. The estimated fair value for the Company’s long-term debt approximates the carrying amount since its outstanding debt consists of current maturities which are payable in 2008. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Legal Expenses

The Company is involved, from time to time, in litigation and proceedings arising out of the ordinary course of business. Legal costs for services rendered in the course of these proceedings are charged to expense as they are incurred.

Accounting Standards Issued

SAB No. 110

In December 2007, the SEC issued Staff Accounting Bulletin No. 110, Shared Based Payment (“SAB No. 110”).   SAB No. 110 expresses the views, that under certain circumstances, the SEC staff will continue to accept the use of a “simplified method” in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123R for stock option grants issued after December 31, 2007.  Examples of such circumstances might include those in which the Company does not have sufficient historical stock option exercise experience upon which to estimate an expected term, situations where historical exercise data may no longer provide a reasonable basis upon which to estimate an expected term, or situations where more relevant detailed information (employee exercise patterns by industry and/or other categories of companies) is not widely available.  The Company currently uses the simplified method to estimate the expected term for stock option grants as it does not have adequate historical experience to provide a reasonable estimate. The Company will continue to use the simplified method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB No. 110. SAB No. 110 is effective for the Company on January 1, 2008.

SFAS No. 141R

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for acquisitions in fiscal years beginning after December 15, 2008, and will be adopted by the Company on January 1, 2009.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company on January 1, 2009.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No.157 was effective for the Company on January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Accounting Standard Adopted

FIN No. 48

On January 1, 2007, the Company adopted FIN No. 48, which prescribes a recognition threshold and measurement attribute for the financial statement recognition of a tax position taken or expected to be taken on a tax return. Under FIN No. 48, a tax benefit from an uncertain tax position may be recognized only if it is “more likely than not” that the position is sustainable upon examination, based on its technical merits. The tax benefit of a qualifying position under FIN No. 48 would equal the largest amount of tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. In applying the new accounting model prescribed by FIN No. 48, the Company was required to determine and assess all material positions existing as of the adoption date, including all significant uncertain positions, in all tax years, that were still subject to assessment or challenge under relevant tax statutes.

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

Staff Accounting Bulletin No. 108

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

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

(3)         Discontinued Operations

Under SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, discontinued businesses are removed from the results of continuing operations and are classified as discontinued in the consolidated statements of operations through the effective date of disposal. Discontinued operations for the year ended December 31, 2005 includes the results of GSE, which was distributed to the Company’s shareholders in connection with the spin-off effective September 30, 2005. The following table sets forth the components of loss from discontinued operations for the year ended December 31, 2005 (in thousands):

2005
Revenue	$17,617
Operating loss	(2,479)
Interest expense	251
Income tax expense	208
Loss from discontinued operations, net of income taxes	(1,244)

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(4)         Acquisitions

The Company completed three acquisitions in 2007 and one acquisition in 2006. Below is a summary of the purchase prices, contingent consideration and purchase price allocations for each of the acquisitions.

	(Dollars in thousands)
Acquired company	Via	SEL	Sandy	PMC

Acquisition date	10/1/2007	6/1/2007	1/23/2007	2/3/2006

Cash purchase price	$1,775	$3,276	$4,393	$1,331
Acquisition costs	199	150	964	146
Accrued contingent consideration	—	—	2,000	—
Total purchase price	$1,974	$3,426	$7,357	$1,477

Maximum contingent consideration	$3,250	$1,800	$8,000	$923

Purchase price allocation:
Cash	$92	$30	$—	$845
Inventory	—	—	783	—
Other current assets	1,265	1,275	41	840
Property, plant and equipment	176	172	134	88
Amortizable intangible assets	1,174	472	6,006	200
Goodwill	111	2,346	2,508	894
Total assets	2,818	4,295	9,472	2,867

Accounts payable and accrued expenses	444	712	995	736
Billings in excess of costs and estimated earnings on uncompleted contracts	400	157	1,120	654
Total liabilities	844	869	2,115	1,390

Net assets acquired	$1,974	$3,426	$7,357	$1,477

Via Training, LLC (Via)

On October 1, 2007, General Physics acquired Via, a U.S. custom e-Learning sales training company, for a purchase price of $1,775,000 in cash. In addition, General Physics may be required to pay up to an additional $3,250,000, contingent upon Via achieving certain earnings targets, as defined in the purchase agreement, during the two twelve-month periods following the completion of the acquisition. Via is included in the Company’s Manufacturing & BPO segment and its results of operations are included in its consolidated financial statements for the period beginning October 1, 2007. The pro-forma impact of the Via acquisition is not material to the Company’s results of operations for the year ended December 31, 2007.

Smallpeice Enterprises Limited (SEL)

On June 1, 2007, General Physics, through its wholly owned GPUK subsidiary, completed the acquisition of SEL, a provider of business improvement and technical and management training services in the United Kingdom. GPUK acquired 100% ownership of SEL for a purchase price of approximately $3,276,000 in cash. In addition, General Physics may be required to pay the seller up to an additional $1,800,000, contingent upon SEL achieving certain earnings targets, as defined in the purchase agreement, during the one-year period following completion of the acquisition. SEL is included in the Company’s Manufacturing & BPO segment and its results of operations are included in the consolidated financial statements for the

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

period beginning June 1, 2007. The pro-forma impact of the SEL acquisition is not material to the Company’s results of operations for the year ended December 31, 2007.

Sandy Corporation

On January 23, 2007, General Physics completed the acquisition of Sandy, a leader in custom product sales training and part of the ADP Dealer Services division of ADP. Sandy, which is run as an unincorporated division of General Physics, offers custom sales training and print-based and electronic publications primarily to the U.S. automotive industry. General Physics acquired certain assets and the business of Sandy for a purchase price of $4,393,000 cash paid to ADP from cash on hand and the assumption of certain liabilities to complete contracts. In addition, General Physics may be required to make payments of up to an additional $8,000,000, contingent upon Sandy achieving certain revenue targets, as defined in the purchase agreement, during the two twelve-month periods following completion of the acquisition. SFAS No. 141 requires that earned but unpaid contingent consideration be accrued to the extent that the amount earned is determinable beyond a reasonable doubt as of the balance sheet date. As of December 31, 2007, the Company accrued $2,000,000 of contingent consideration with respect to the first twelve-month period following the completion of the Sandy acquisition based on the revenue targets achieved for the eleven-month period ended December 31, 2007. The actual contingent consideration payable may be greater than $2.0 million based on the completion of the first full twelve-month period in 2008. The accrued contingent consideration was applied to goodwill and is included in accounts payable and accrued expenses on the consolidated balance sheet.

Sandy is reported as a separate business segment (see Note 16) and the results of its operations have been included in the consolidated financial statements for the period beginning January 23, 2007.  The following unaudited pro forma condensed consolidated results of operations assume that the acquisition of Sandy was completed as of January 1 for each of the years shown below:

	Year ended
	December 31,
	2007	2006
	(In thousands, except per share amounts)
Revenue	$252,370	$247,657

Net income	9,825	9,108

Basic earnings per share	0.59	0.58

Diluted earnings per share	0.57	0.54

The pro forma data above may not be indicative of the results that would have been obtained had the acquisition actually been completed at the beginning of the periods presented, nor is it intended to be a projection of future results.

Peters Management Consultancy Ltd. (PMC)

On February 3, 2006, General Physics, through its wholly owned GPUK subsidiary, completed the acquisition of PMC, a performance improvement and sales training company in the United Kingdom.  GPUK acquired 100% ownership of PMC for a purchase price of $1,331,000 in cash, plus contingent payments of up to $923,000 based upon the achievement of certain performance targets during the first year following completion of the acquisition. No contingent payments were paid by the Company as PMC did not achieve the performance targets specified in the purchase agreement during the first year following completion of the acquisition. PMC is included in the Company’s Manufacturing & BPO segment and its results are included in the consolidated financial statements since the date of acquisition.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(5)                     Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable business segment for the years ended December 31, 2007 and 2006 were as follows (in thousands):

	Manufacturing	Process, Energy	Sandy Training
	& BPO	& Government	& Marketing	Total
Balance at December 31, 2005	$34,913	$22,570	$—	$57,483
Acquisition	894	—	—	894
Foreign currency fluctuations	265	—	—	265
Other	(327)	(1,500)	—	(1,827)
Balance at December 31, 2006	$35,745	$21,070	$—	$56,815
Acquisitions	2,457	—	2,508	4,965
Foreign currency fluctuations	52	—	—	52
Other	(23)	(61)	—	(84)
Balance at December 31, 2007	$38,231	$21,009	$2,508	$61,748

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

	December 31, 2007		December 31, 2006
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Customer relationships	$6,115	$(600)	$221	$(68)
Contract backlog	1,305	(1,257)	—	—
Non-compete agreements	1,340	(977)	1,340	(848)
Software and other	458	(44)	—	—
	$9,218	$(2,878)	$1,561	$(916)

Amortization expense for intangible assets was $1,962,000, $218,000, and $188,000, for the years ended December 31, 2007, 2006 and 2005, respectively. Estimated amortization expense for intangible assets included in the Company’s balance sheet as of December 31, 2007 is as follows (in thousands):

Fiscal year ending:
2008	$988
2009	872
2010	786
2011	688
2012	621
Thereafter	2,385
Total	$6,340

As of December 31, 2007, the Company’s intangible assets with finite lives had a weighted average remaining useful life of 8.8 years. The Company has no intangible assets with indefinite useful lives

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6)                     Inventories

The Sandy Training & Marketing segment produces brand specific glovebox portfolios, brochures and accessory kits for its customers, which are installed in new cars and trucks at the time of vehicle assembly. Sandy designs these items and outsources their manufacture to suppliers that provide the raw materials, bind and/or sew the portfolio, assemble its contents, and ship the finished product to its customers’ assembly plants.  Although the inventory is kept at third party suppliers, the Company has title to the inventory and bears the risk of loss. As of December 31, 2007, the Company had inventories of $577,000 which primarily consisted of raw materials for the glovebox portfolios, brochures and accessory kits.

(7)                     Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2007	2006
Machinery, equipment and vehicles	$6,899	$5,218
Furniture and fixtures	1,365	1,391
Leasehold improvements	494	376
	8,758	6,985

Accumulated depreciation and amortization	(5,915)	(5,126)
	$2,843	$1,859

Depreciation expense was $1,379,000, $916,000, and $850,000, for the years ended December 31, 2007, 2006 and 2005, respectively.

(8)                     Short-Term Borrowings

General Physics has a $25 million Financing and Security Agreement (the “Credit Agreement”), with a bank that expires on August 31, 2009 with annual renewal options. The Credit Agreement is secured by certain assets of General Physics and provides for an unsecured guaranty from the Company.

The maximum interest rate on the Credit Agreement is at the daily LIBOR market index rate plus 2.75%. Based upon the financial performance of General Physics, the interest rate can be reduced (as of December 31, 2007 the rate was LIBOR plus 1.25% which resulted in a rate of approximately 5.85%). The Credit Agreement contains covenants with respect to General Physics’ minimum tangible net worth, leverage ratio, interest coverage ratio and its ability to make capital expenditures. General Physics was in compliance with all loan covenants under the Credit Agreement as of December 31, 2007. The Credit Agreement also contains certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends. General Physics is currently restricted under the Credit Agreement from paying dividends or management fees to the Company in excess of $1,000,000 in any year, with the exception of a waiver by the lender, which permits General Physics to provide cash to the Company to repurchase up to a total $10 million of shares of its outstanding Common Stock in the open market (see Note 15) and a waiver which permits General Physics to provide the Company up to $8,100,000 in cash to repay debt obligations which mature in 2008 in the event the Company does not have available cash (see Note 10).

As of December 31, 2007, there were $2,953,000 of borrowings outstanding and $21,877,000 of available borrowings under the Credit Agreement.  As of December 31, 2006, the Company had no borrowings outstanding under the Credit Agreement.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(9)                     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31,
	2007	2006
Trade accounts payable	$8,126	$7,000
Accrued salaries, vacation and benefits	10,777	8,482
Negative cash book balance	2,378	—
Accrued contingent consideration	2,000	—
Amount payable to NPDC	—	251
Other accrued expenses	9,539	7,170
	$32,820	$22,903

(10)              Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2007	2006
6% conditional subordinated notes due 2008 (a)	$2,885	$6,483
ManTech note (b)	5,251	5,251
Capital leases	61	30
	8,197	11,764

Less warrant related discount, net of accretion	(150)	(838)
	8,047	10,926

Less current maturities	(8,021)	(30)
	$26	$10,896

(a)                     In August 2003, the Company issued and sold to four Gabelli Funds $7,500,000 in aggregate principal amount of 6% Conditional Subordinated Notes due 2008 (the “Gabelli Notes”) and 937,500 warrants (“GP Warrants”), each entitling the holder thereof to purchase (subject to adjustment) one share of the Company’s Common Stock at an exercise price of $8.00. The aggregate purchase price for the Gabelli Notes and GP Warrants was $7,500,000.

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

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Subsequent to the spin-off of NPDC and GSE and in accordance with the anti-dilution provisions of the warrant agreement for stock splits, reorganizations, mergers and similar transactions, the number of GP Warrants was adjusted to 984,116 and the exercise price was adjusted to $5.85 per share. The GP warrants are exercisable at any time until August 2008. The exercise price may be paid in cash, by delivery of the Gabelli Notes, or a combination of the two. During the year ended December 31, 2006, Gabelli exercised 197,823 GP Warrants for a total exercise price of $1,157,000 which was paid in the form of $140,000 cash and delivery of $1,017,000 of the Gabelli Notes and accrued interest thereon.  During 2007, Gabelli exercised an additional 624,862 warrants for a total exercise price of $3,655,000 which was paid in the form of delivery of the Gabelli Notes and accrued interest thereon. As of December 31, 2007, there were 161,431 GP Warrants with an exercise price of $5.85 outstanding and exercisable which expire upon maturity of the Gabelli Notes in August 2008.

The fair value of the GP Warrants at the date of issuance was $2,389,000, which reduced long-term debt in the accompanying consolidated balance sheets and is being accreted as additional interest expense using the effective interest rate over the term of the Gabelli Notes. The Gabelli Notes have a yield to maturity of 15.436% based on the discounted value. Accretion charged as interest expense was approximately $257,000, $468,000, and $426,000 for the years ended December 31, 2007, 2006, and 2005, respectively. The exercises of the GP Warrants during 2007 and 2006 for which the exercise price was paid by delivery of the Gabelli Notes resulted in a decrease of $3,225,000 and $859,000, respectively, in the carrying value of the Gabelli Notes, which was reclassified to equity to reflect the issuance of shares of Common Stock upon exercise.

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

Aggregate annual maturities of long-term debt as of December 31, 2007 are $8,171,000 in 2008 and $26,000 in 2009.

(11)              Employee Benefit Plan

The Company offers a Retirement Savings Plan (the “Plan”) to its employees. Eligible employees may elect to contribute at any time, and contributions begin as soon as administratively feasible thereafter.  The Plan permits pre-tax contributions to the Plan by participants pursuant to Section 401(K) of the Internal Revenue Code (IRC).  The Plan requires that the Company match at least 25% of the participants’ contributions, up to the first 7% of base compensation for employees who have completed one year of service.  The Company may make additional matching contributions at its discretion.  In 2007, 2006, and 2005, the Company matched 50% of participants’ contributions in cash and/or shares of its Common Stock, up to the first 7% of participants’ base compensation. In 2007, 2006 and 2005, the Company contributed 138,724, 124,782, and 125,165 shares of the Company’s Common Stock directly to the Plan with a value of approximately $1,390,000, $920,000, and $986,000, respectively, which was recognized as expense in the consolidated statements of operations. In addition, the Company’s matching contribution for 2006 included $180,000 of cash contributions to the Plan.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(12)              Income Taxes

The components of income tax expense for the years ended December 31, 2007, 2006, and 2005 are as follows (in thousands):

	Years ended December 31,
	2007	2006	2005
Current:
Federal	$96	$70	$136
State and local	836	715	642
Foreign	453	213	200
Total current	1,385	998	978
Deferred:
Federal	5,401	3,757	4,902
State and local	481	231	1,100
Foreign	(45)	82	(213)
Total deferred	5,837	4,070	5,789
Total income tax expense	$7,222	$5,068	$6,767

The deferred tax expense excludes activity in the net deferred tax assets relating to amounts recorded directly to stockholders’ equity and goodwill. Income before income tax expense generated from foreign entities was approximately $872,000, $766,000, and $198,000 in 2007, 2006 and 2005, respectively.

The difference between the expense for income taxes included in income from continuing operations computed at the statutory rate and the reported amount of tax expense is as follows:

	December 31,
	2007	2006	2005
Federal income tax rate	35.0%	35.0%	35.0%
State and local taxes net of federal benefit	4.5	4.9	4.9
Permanent differences	2.3	2.5	1.1
Valuation allowance adjustments	0.6	—	3.1
Other	0.3	0.9	0.3
Effective tax rate	42.7%	43.3%	44.4%

As of December 31, 2007, the Company had $4,994,000 of Federal net operating loss carryforwards, which expire during 2022 and 2023, and $2,009,000 of available credit carryovers which may be carried over indefinitely. In addition, as of December 31, 2007, the Company had foreign net operating loss carryforwards of $1,302,000 which expire in 2011 and beyond.

As discussed more fully in Note 2, the Company adopted FIN No. 48 on January 1, 2007.  As of December 31, 2007, the Company had $2,218,000 of unrecognized tax benefits, all of which would impact the effective tax rate if recognized. These unrecognized tax benefits are presented as a reduction of the deferred tax asset balance in the consolidated balance sheet as of December 31, 2007 since they relate to tax positions taken in years which resulted in net operating loss carryforwards. The Company did not

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

increase or decrease the amount of unrecognized tax benefits reflected in its consolidated balance sheet during 2007 subsequent to the adoption of FIN No. 48 on January 1, 2007, and does not expect any material changes to its uncertain tax positions in the next twelve months. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2007, the Company had no accrued interest or penalties due to the existence of net operating loss carryforwards in the years in which the related tax positions were taken. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examination by tax authorities for years prior to 2002.

The tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities that are included in the net deferred tax assets (liabilities) are summarized as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Allowance for doubtful accounts	$346	$266
Accrued liabilities	1,121	804
Stock-based compensation expense	542	201
Net federal, state and foreign operating loss carryforwards	2,266	9,092
Tax credit carryforwards	2,009	1,902
Deferred tax assets	6,284	12,265

Deferred tax liabilities:
Intangible assets, property and equipment, principally due to difference in depreciation and amortization	2,786	2,756
Net deferred tax assets	3,498	9,509
Less valuation allowance	(440)	(974)
Net deferred tax assets, net of valuation allowance	$3,058	$8,535

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets may not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these factors, management believes it is more likely than not that the Company will realize the benefits of deferred tax assets, net of the valuation allowance.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(13)              Comprehensive Income

The following are the components of comprehensive income (in thousands):

	Years ended December 31,
	2007	2006	2005
Net income	$9,684	$6,642	$7,213
Other comprehensive income, before income tax benefit:
Net unrealized loss on available-for- sale securities	—	—	(12)
Foreign currency translation adjustments	179	452	(411)
	9,863	7,094	6,790
Income tax benefit	—	—	5
Comprehensive income	$9,863	$7,094	$6,795

As of December 31, 2007 and 2006, accumulated other comprehensive loss, net of tax, was $461,000 and $640,000, respectively, and consisted of foreign currency translation adjustments.

(14)              Stock-Based Compensation

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

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Years ended December 31,
	2007	2006	2005
Non-qualified stock options	$264	$164	$—
Restricted stock units	371	308	249
Board of Director stock grants	75	46	51
Total stock-based compensation expense (pre-tax)	$710	$518	$300

The Company recognized a deferred income tax benefit of $254,000, $189,000 and $100,000, respectively, during the years ended December 31, 2007, 2006, and 2005 associated with the compensation expense recognized in its consolidated financial statements.  As of December 31, 2007, the Company had non-qualified stock options and restricted stock units outstanding under these plans as discussed below.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Non-Qualified Stock Options

Non-qualified stock options are granted with an exercise price not less than the fair market value of the Company’s Common Stock at the date of grant, vest over a period up to ten years, and expire at various terms up to ten years from the date of grant.

Summarized information for the Company’s non-qualified stock options is as follows:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
Stock Options	options	exercise price	term	value
Outstanding at December 31, 2006	572,108	$5.48

Granted	880,000	11.08
Exercised	(387,336)	5.50
Forfeited	—	—
Expired	(27,551)	5.71
Outstanding and expected to vest at December 31, 2007	1,037,221	$10.22	5.03	$860,479

Exercisable at December 31, 2007	157,221	$5.40	2.49	$860,479

The Company did not grant any stock options in 2006. During 2007, the Company granted 880,000 non-qualified stock options to certain key management personnel. The options have an exercise price of $11.08, vest over five years on a graded vesting schedule, and have a contractual term of six years. The per share fair value of the Company’s stock options granted during 2007 was $3.14 on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected term	4.75 years
Expected stock price volatility	22.1%
Risk-free interest rate	4.99%
Expected dividend yield	—%

As of December 31, 2007, the Company had approximately $2,105,000 of unrecognized compensation cost related to the unvested portion of outstanding stock options to be recognized on a straight-line basis over the remaining service period of approximately 4.5 years.

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

The Company received cash for the exercise price associated with stock options exercised of $1,688,000, $921,000, and $1,400,000 during the years ended December 31, 2007, 2006 and 2005, respectively. The total intrinsic value realized by participants on stock options exercised and/or settled was $1,751,000, $3,057,000, and $1,190,000 during the years ended December 31, 2007, 2006 and 2005, respectively. The Company did not realize a tax benefit related to the stock option exercises in 2007 and 2006 due to the existence of net operating loss carryforwards in these periods. As of December 31, 2007, the Company had

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

$4,900,000 of unrecognized excess tax deductions related to compensation for stock option exercises and the vesting of restricted stock which will be recognized when the net operating loss carryforwards are fully utilized and those excess tax benefits result in a reduction to income taxes payable.

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

		Weighted
	Year ended	average
	December 31,	grant date
	2007	fair value
	(In shares)	(In dollars)
Outstanding and unvested, beginning of period	181,000	$7.53
Granted	74,150	8.96
Vested	(75,430)	7.52
Forfeited	(16,400)	7.97
Outstanding and unvested, end of period	163,320	$8.14

The total intrinsic value realized by participants upon the vesting of restricted stock units was $759,000, $99,000 and $77,000 during the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, the Company had unrecognized compensation cost of $1,017,000 related to the unvested portion of its outstanding restricted stock units expected to be recognized over a weighted average remaining service period of 2.9 years.

(15)              Common Stock

The holders of Common Stock are entitled to one vote per share. As of December 31, 2007, there were 16,710,539 shares of Common Stock issued and outstanding. In addition, as of December 31, 2007, 1,200,541 shares were reserved for issuance under outstanding  equity compensation awards such as stock options and restricted stock units (see Note 14) and an additional 149,850 shares were reserved for issuance in connection with future awards available for grant under the Company’s 2003 Plan.  In addition, as of December 31, 2007, the Company had reserved 161,431 shares for issuance under warrants to purchase shares of the Company’s Common Stock and 525,096 shares of its Common Stock in connection with a convertible term note in the principal amount of $5,250,955 due October 2008 (see Note 10).

At the Company’s 2007 annual meeting of shareholders on December 10, 2007, an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock from 25 million shares to 35 million shares was approved.

On January 19, 2006, the Company completed a restructuring of its capital stock, which included the repurchase of 2,121,500 shares of its Common Stock at a price of $6.80 per share, the repurchase of 600,000 shares of its Class B Stock at a price of $8.30 per share, and the exchange of 600,000 shares of its

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Class B Stock into 600,000 shares of Common Stock for a cash premium of $1.50 per exchanged share. The repurchase prices and exchange premium were based on a fairness opinion rendered by an independent third party valuation firm. The repurchase and exchange transactions were negotiated and approved by a Special Committee of the Board of Directors and had the effect of eliminating all outstanding shares of the Company’s Class B Stock. The repurchase and exchange was financed with approximately $20.9 million of cash on hand, including transaction costs.

Prior to the restructuring, the 1,200,000 outstanding shares of Class B Stock collectively represented approximately 41% of the aggregate voting power of the Company because the Class B Stock had ten votes per share.  The repurchase of a total of 2,721,500 shares represented approximately 15% of the total outstanding shares of capital stock of the Company.  Of the 600,000 Class B shares exchanged for common shares, 568,750 shares were owned by the Company’s former Chief Executive Officer.

On January 19, 2006, the Board of Directors also approved, subject to stockholder approval, a proposal to amend the Company’s Amended and Restated Certificate of Incorporation to eliminate the authorized shares of Class B Stock (the “Amendment”). At the Company’s 2006 annual meeting of shareholders on September 14, 2006, the shareholders voted to approve the Amendment.

In connection with the repurchase and exchange transactions, the Company’s Board of Directors authorized the repurchase of up to $5 million of additional Common Stock from time to time in the open market, subject to prevailing business and market conditions and other factors.  In August 2007, the Company’s Board of Directors authorized the repurchase of an additional $5 million of Common Stock in the open market. Pursuant to the General Physics’ Credit Agreement, as amended, the lender has permitted General Physics to provide cash to the Company to repurchase up to a total of $10 million of shares of the Company’s outstanding Common Stock under the buyback program (see Note 8). During the years ended December 31, 2007 and 2006, the Company repurchased approximately 678,500 and 420,000 shares, respectively, of its Common Stock in the open market for a total cost of approximately $6,511,000 and $3,140,000, respectively. In March 2008, the Company’s Board of Directors authorized the repurchase of up to $3 million of additional Common Stock in the open market under the buyback program.

Warrants

In addition to the exercise of GP Warrants by Gabelli in 2007 (see Note 10), 300,000 warrants were exercised by another warrant holder for an exercise price of $2.67 per share during the fourth quarter of 2007. In accordance with the warrant agreement, in lieu of paying cash for the exercise price, the warrant holder converted the warrants into 226,243 shares of the Company’s Common Stock, which represented the value of the warrants on the date of exercise, as defined in the warrant agreement. As of December 31, 2007, there were 161,431 GP Warrants outstanding with an exercise price of $5.85 which expire in August 2008 (see Note 10).

(16)              Business Segments

As of December 31, 2007, the Company operated through three reportable business segments: (i) Manufacturing & Business Process Outsourcing (BPO), (ii) Process, Energy & Government, and (iii) Sandy Training & Marketing. Prior to the acquisition of Sandy in January 2007, the Company had two reportable business segments. Subsequent to the acquisition, Sandy is run as an unincorporated operating group of General Physics and constitutes a separate reportable business segment.  The Company is organized by operating group primarily based upon the markets served by each group and the services performed. The Manufacturing & BPO and Process, Energy & Government segments represent an aggregation of the Company’s operating segments in accordance with the aggregation criteria in SFAS No.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

131, and the Sandy Training & Marketing segment represents one operating segment as defined in SFAS No. 131.

Further information regarding our business segments is discussed below.

Manufacturing & BPO. The Manufacturing & BPO segment delivers training, curriculum design and development, staff augmentation, e-Learning services, system hosting, integration and help desk support, training business process outsourcing, and consulting and technical services primarily to large companies in the automotive, steel, pharmaceutical, electronics and semiconductors, financial and other industries as well as to government agencies. The October 2007 acquisition of Via has expanded this segment’s delivery capabilities and diversified its core client base in the software, electronics and semiconductors and retail markets.  This segment’s ability to deliver a wide range of training services allows the Company to take over the entire learning function for the client, including their training personnel.

Process, Energy & Government. The Process, Energy & Government segment has over four decades of experience providing consulting, engineering, technical and training services, including emergency preparedness, safety and regulatory compliance, chemical demilitarization and environmental services primarily to federal and state government agencies, large government contractors, petroleum and chemical refining companies and electric power utilities.

Sandy Training and Marketing. Acquired in January 2007, Sandy is a provider of custom product sales training and has been a leader in serving manufacturing customers in the U.S. automotive industry for over 30 years. Sandy provides custom product sales training designed to better educate customer sales forces with respect to new product features and designs, in effect rapidly increasing the sales force knowledge base and enabling them to address detailed customer queries. Furthermore, Sandy helps its clients assess their customer relationship management strategy, measure performance against competitors and connect with customers on a one-to-one basis.

Significant Customers & Concentration of Credit Risk

For the years ended December 31, 2007, 2006 and 2005, sales to the United States government and its agencies represented approximately 18%, 29% and 40%, respectively, of the Company’s consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by the Company as separate customers. Revenue from the Department of the Army, which is included in the Process, Energy & Government segment, accounted for approximately 8%, 13% and 20% of the Company’s consolidated revenue for the years ended December 31, 2007, 2006, and 2005, respectively.

As a result of the acquisition of Sandy, the Company has a concentration of revenue from General Motors Corporation and its affiliates (“General Motors”) as well as a market concentration in the automotive sector. Revenue from General Motors accounted for approximately 21% of the Company’s consolidated revenue for the year ended December 31, 2007, and revenue from the automotive industry accounted for approximately 30% of the Company’s consolidated revenue for the year ended December 31, 2007. Accounts receivable from General Motors totaled $12,458,000 as of December 31, 2007 which is reflected in the consolidated balance sheet. No other customer accounted for more than 10% of the Company’s revenue in 2007 or accounts receivable as of December 31, 2007.

The Company does not allocate the following items to the segments: other income and interest expense; GP Strategies selling, general and administrative expense; and income tax expense.  Inter-segment revenue is eliminated in consolidation and is not significant.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income from continuing operations before income taxes (in thousands):

	Years ended December 31,
	2007	2006	2005
Revenue:
Manufacturing & BPO	$111,008	$101,314	$89,602
Process, Energy & Government	71,866	77,469	85,953
Sandy Training & Marketing	65,548	—	—
	$248,422	$178,783	$175,555
Operating income (loss):
Manufacturing & BPO	$7,120	$6,685	$2,633
Process, Energy & Government	10,777	7,797	10,419
Sandy Training & Marketing	1,403	—	—
Corporate and other	(2,038)	(2,178)	(2,100)

	17,262	12,304	10,952

Interest expense	(1,218)	(1,558)	(1,518)
Other income (includes gain on litigation settlement in 2005)	862	964	5,790
Income from continuing operations before income taxes	$16,906	$11,710	$15,224

Additional information relating to the Company’s business segments is as follows (in thousands):

	December 31,
	2007	2006
Identifiable assets:
Manufacturing & BPO	$74,814	$68,070
Process, Energy & Government	41,921	46,630
Sandy Training & Marketing	26,712	—
Corporate and other	3,998	6,700
Total assets	$147,445	$121,400

Identifiable assets by business segment are those assets that are used in the Company’s operations in each segment. Corporate and other assets consist primarily of cash and cash equivalents, other assets, and deferred tax assets and liabilities.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Years ended December 31,
	2007	2006	2005
Additions to property, plant and equipment:
Manufacturing & BPO	$762	$496	$596
Process, Energy & Government	154	112	48
Sandy Training & Marketing	150	—	—
GSE	—	—	124
Corporate and other	652	336	260
	$1,718	$944	$1,028
Depreciation and amortization:
Manufacturing & BPO	$1,070	$866	$734
Process, Energy & Government	117	209	237
Sandy Training & Marketing	1,697	—	—
GSE	—	—	844
Corporate and other	1,120	1,134	1,275
	$4,004	$2,209	$3,090

Amounts reflected for GSE in 2005 are for periods prior to the spin-off date (see Note 3).

Information about the Company’s revenue in different geographic regions, which are attributed to countries based on location of customers, is as follows (in thousands):

	Years ended December 31,
	2007	2006	2005
United States	$220,459	$156,783	$157,343
United Kingdom	22,483	16,420	12,879
Other	5,480	5,580	5,333
	$248,422	$178,783	$175,555

Information about the Company’s total assets in different geographic regions is as follows (in thousands):

	December 31,
	2007	2006
United States	$130,210	$111,923
United Kingdom	13,048	7,843
Other	4,187	1,634
	$147,445	$121,400

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(17)              Related Party Transactions

Indebtedness

On April 1, 2002, the Company entered into an incentive compensation agreement with Jerome I. Feldman, former Chief Executive Officer and Director of the Company, pursuant to which he was eligible to receive up to five payments of $1,000,000 each, based on the closing price of the Company’s Common Stock sustaining or averaging increasing specified levels over periods of at least 10 consecutive trading days. On June 11, 2003, July 23, 2003, December 22, 2003, November 3, 2004 and December 10, 2004, he earned incentive payments of $1,000,000 each. The Company recorded compensation expense of $2,000,000 and $3,000,000 for the years ended December 31, 2004 and 2003, respectively, for this incentive compensation. Under the terms of the incentive compensation agreement, Mr. Feldman deferred payment of the incentive payments until May 31, 2007.

To the extent there were any outstanding loans from Mr. Feldman at the time an incentive payment was payable, the Company had the right to off-set the payment of such incentive payment first against the outstanding accrued interest under such loans and next against any outstanding principal. On May 31, 2007, the Company applied the entire deferred incentive compensation earned by Mr. Feldman during 2004 and 2003 against the unpaid accrued interest and principal on his outstanding loans which had been issued to him previously (in year 2000 and prior) to exercise stock options to purchase Class B Stock of the Company.

As of May 31, 2007, the Company had notes receivable and accrued interest from Mr. Feldman of approximately $207,000 after offsetting Mr. Feldman’s deferred incentive compensation earned in 2003 and 2004, as discussed above.  Mr. Feldman repaid the outstanding note receivable balance and accrued interest owed by him to the Company in cash in June 2007.

Share Repurchases and Exchanges

On January 19, 2006, the Company purchased from (i) EGI-Fund (02-04) Investors, L.L.C. (“EGI”) 1,090,000 shares of its Common Stock for a price per share equal to $6.80 and 300,000 shares of its Class B Stock for a price per share equal to $8.30 and (ii) Bedford Oak 1,031,500 shares of its Common Stock for a price per share equal to $6.80 and 300,000 shares of its Class B Stock for a price per share equal to $8.30. Simultaneously with such purchases, Jerome I. Feldman exchanged 568,750 shares of Class B Stock for Common Stock, at a rate of one share of Class B stock for one share of Common Stock, for a price of $1.50 per share exchanged.

Harvey Eisen, Chairman of the Board of the Company, is managing member of Bedford Oak Advisors, LLC, investment manager of Bedford Oak.  EGI had previously designated Matthew Zell as a Director of the Company. Mr. Zell resigned from the Board of Directors of the Company simultaneously with such repurchase.  Mr. Feldman was the former Chief Executive Officer and Director of the Company. The repurchase and exchange transactions were negotiated and approved by a Special Committee of the Board of Directors.

Management Services Agreement with NPDC

Prior to the spin-off of NPDC in 2004, NPDC was a wholly-owned subsidiary of GP Strategies.  In connection with the spin-off, the Company entered into a separate management agreement with NPDC pursuant to which the Company provided certain general corporate services to NPDC and were reimbursed for such services.  The term of the agreement extended for three years from the date of the spin-off, or through November 24, 2007.  For the years ended December 31, 2007, 2006 and 2005, NPDC paid the Company management fees of $352,000, 925,000 and $1,141,000, respectively, as compensation for these

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

services, which is reflected as a reduction of selling, general and administrative expenses in the Company’s consolidated statements of operations. Although the management agreement expired on November 24, 2007, the Company ceased providing such services to NPDC on May 31, 2007.

Management Services Agreement with GSE

Subsequent to the spin-off of GSE effective September 30, 2005, the Company continued to provide GSE with corporate support services pursuant to a management services agreement which ended on December 31, 2006. GSE paid the Company an annual fee of $685,000 as compensation for these services in 2006 and 2005, which is reflected as revenue in the consolidated statements of operations.

Guarantees

See Note 18 for a description of guarantees by the Company for certain related parties.

(18)              Commitments, Guarantees, and Contingencies

Commitments

Operating Leases

The Company has various noncancelable leases for real property and machinery and equipment. Such leases expire at various dates with, in some cases, options to extend their terms.

Minimum rentals under long-term operating leases are as follows (in thousands):

	Real	Machinery and
	property	equipment	Total
2008	$3,245	$1,038	$4,283
2009	2,137	542	2,679
2010	1,612	191	1,803
2011	1,329	21	1,350
2012	1,514	—	1,514
Thereafter	2,504	—	2,504
Total	$12,341	$1,792	$14,133

Certain of the leases contain provisions for rent escalation based primarily on increases in a specified Consumer Price Index, real estate taxes and operating costs incurred by the lessor. Rent expense was approximately $5,309,000, $3,196,000 and $3,541,000 for 2007, 2006 and 2005, respectively.

Employment Agreements

During 2007, General Physics entered into new and/or amended employment agreements with certain of its senior and executive officers. The agreements have initial employment terms which extend through at least February 2009 (with certain extension clauses), and contain non-compete covenants and change of control and termination provisions.

Other

As of December 31, 2007, the Company had three outstanding letters of credit totaling $76,000, which expire in 2008 and 2009, and five outstanding performance bonds totaling $3,783,000 related primarily to engineering and construction contracts which are scheduled to be completed in 2008.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Guarantees

Subsequent to the spin-off of NPDC, the Company continued to guarantee certain obligations of NPDC’s subsidiaries, Five Star Products, Inc. (“Five Star”) and MXL Industries, Inc. (“MXL”).  The Company guaranteed certain operating leases for Five Star’s New Jersey and Connecticut warehouses, totaling approximately $1,589,000 per year through March 31, 2007.  The leases have been extended and now expire in the first quarter of 2009. The annual rent obligations are currently approximately $1,600,000. In connection with the spin-off of NPDC by the Company, NPDC agreed to assume the Company’s obligation under such guarantees, to use commercially reasonable efforts to cause the Company to be released from each such guaranty, and to hold the Company harmless from all claims, expenses and liabilities connected with the leases or NPDC’s breach of any agreements effecting the spin-off. The Company has not received confirmation that it has been released from these guarantees. The Company does not expect to incur any material payments associated with these guarantees, and as such, no liability is reflected in the consolidated balance sheet.

The Company also guarantees the repayment of a debt obligation of MXL, which is secured by property and certain equipment of MXL. The aggregate outstanding balance of MXL’s debt obligation as of December 31, 2007 was $1,005,000. The Company’s guarantee expires upon the maturity of the debt obligation in March 2011. The Company does not expect to incur any material payments associated with this guarantee, and as such, no liability is reflected in the consolidated balance sheet.

(19)              Litigation

In November 2004, an arbitrator awarded the Company $12,273,000 in damages and $6,016,000 in interest in connection with the Company’s 1998 acquisition of Learning Technologies from various subsidiaries (“Systemhouse”) of MCI Communications Corporation (“MCI”) which were subsequently acquired by Electronic Data Systems Corporation (“EDS”). EDS made a payment of $18,428,000 which included post-award interest of $139,000 to satisfy its obligation under the arbitration award. The Company recognized a gain on arbitration settlement, net of legal fees and expenses, of $13,660,000 in 2004. In accordance with a spin-off agreement with NPDC, the Company made an additional capital contribution to NPDC of approximately $5,000,000 of the settlement proceeds.

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

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company is not a party to any legal proceeding, the outcome of which is believed by management to have a reasonable likelihood of having a material adverse effect upon the financial condition and operating results of the Company.

(20)              Quarterly Information (unaudited)

The Company’s quarterly financial information has not been audited but, in management’s opinion, includes all adjustments necessary for a fair presentation.

	Three months ended				Year ended
2007	March 31	June 30	September 30	December 31	December 31

Revenue	$53,543	$63,658	$60,837	$70,384	$248,422
Gross profit	8,042	9,304	9,047	10,447	36,840
Net income	2,054	2,347	2,544	2,739	9,684

Earnings per share:
Basic	$0.13	$0.14	$0.15	$0.16	$0.58
Diluted	$0.12	$0.14	$0.15	$0.16	$0.56

2006

Revenue	$43,528	$45,779	$44,051	$45,425	$178,783
Gross profit	5,762	6,957	6,910	6,937	26,566
Net income	1,369	1,745	1,747	1,781	6,642

Earnings per share:
Basic	$0.08	$0.11	$0.11	$0.11	$0.42
Diluted	$0.08	$0.11	$0.11	$0.11	$0.40

The sum of the quarterly earnings per share amounts may not equal the total for the year due to the effects of rounding and dilution as a result of issuing common shares during the year.

(21)              Subsequent Events

On March 1, 2008, General Physics completed the acquisition of Performance Consulting Services, Inc. (“PCS”), a company specializing in performance engineering support, training, combustion optimization, implementation of smart equipment condition monitoring systems and testing services for power plants. The purchase price consists of $1,000,000 in cash paid at closing out of General Physics’ cash on hand and $1,000,000 of guaranteed future payments to be paid in two equal annual installments subsequent to the closing date. In addition, General Physics may be required to pay up to an additional $2,255,000, contingent upon the achievement of certain revenue targets, as defined in the purchase agreement, during the two twelve-month periods following the completion of the acquisition.

In March 2008, the Company’s Board of Directors authorized an additional $3 million of future share repurchases under its buyback program (see Note 15).

Item 9:           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:        Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2007 were effective.

 (b) Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Our internal control processes and procedures are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements in accordance with United States generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that reasonably allow us to record, process, summarize, and report information and financial data within prescribed time periods and in accordance with Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of internal control over financial reporting as of December 31, 2007 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (“COSO Framework”).  Based upon our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, whose report appears in Item 8.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B:        Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The additional information required by this item will be either set forth under the Election of Directors section in the Proxy Statement for the 2008 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 29, 2008.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange (“NYSE”), and to furnish us with such reports.

Based solely on a review of copies of such reports for 2007, we believe that during 2007 all reports applicable to our officers, directors and greater than 10% beneficial owners were filed on a timely basis, with the exception of one late filing by Sue W. Kelly reporting the purchase of 1,000 shares of our Common Stock on December 21, 2007 which was filed on March 5, 2008.

Item 11. Executive Compensation

The information required by this item will be either set forth under the Executive Compensation section in the Proxy Statement for the 2008 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 29, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The additional information required by this item will be either set forth under the Principal Stockholders and Security Ownership of Directors and Named Executive Officers sections in the Proxy Statement for the 2008 Annual Meeting of Stockholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 29, 2008.

Equity Compensation Plan information as of December 31, 2007

	Non-Qualified
	Stock Option	Incentive
	Plan	Stock Plan
Plan category:
Equity compensation plans not approved by security holders:
(a) Number of securities to be issued upon exercise of outstanding options (1)	157,221

(b) Weighted average exercise price of outstanding options (1)	$5.40
(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in row (a)) (2)	1,388,731

Equity compensation plans approved by security holders:
(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		880,000

(b) Weighted average exercise price of outstanding options, warrants and rights		$11.08
(c) Number of securities remaining available for future issuance under equity compensation plans		783,250

(1)              Does not include warrants to purchase 161,431 shares issued and sold to four Gabelli funds in conjunction with the 6% Conditional Subordinated Notes due 2008 (see Note 10 to the Consolidated Financial Statements in Item 8 of this report).

(2)              Does not include shares of Common Stock that may be issued to directors of the Company in lieu of cash for payment of quarterly director fees.

For a description of the material terms of the Company’s Non-Qualified Stock Option Plan and Incentive Stock Plan, see Note 14 to the Consolidated Financial Statements in Item 8 of this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be either set forth in the Certain Relationships and Related Transactions section of the Proxy Statement for the 2008 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 29, 2008.

Item 14. Principal Accounting Fees and Services

The information required by this item will be either set forth in the Ratification of Independent Registered Public Accounting Firm section of the Proxy Statement for the 2008 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 29, 2008.

Part IV

Item 15:         Exhibits and Financial Statement Schedules

(a)                      The following documents are filed as a part of this Report:

(1)                      Financial Statements of GP Strategies Corporation and Subsidiaries (Part II, Item 8):

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2007 and 2006

Consolidated Statements of Operations – Years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity and Comprehensive Income – Years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows – Years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

(2)       Financial Statement Schedule:

Schedule II – Valuation and Qualifying Accounts

Schedules other than Schedule II are omitted as not applicable or required.

(3)       Exhibits required by Item 601 of Regulation S-K.

Exhibit number

2.1

Asset Purchase Agreement, dated as of December 22, 2006, between General Physics Corporation and ADP, Inc. Incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on December 29, 2006.

3.1	Composite of the Restated Certificate of Incorporation of the Registrant including all amendments through December 10, 2007. *

3.2	Amended and Restated By-Laws of the Registrant as amended through December 10, 2007. *

10.1	1973 Non-Qualified Stock Option Plan of the Registrant, as amended on December 28, 2006. Incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-K for the year ended December 31, 2006.

10.2	GP Strategies Corporation 2003 Incentive Stock Plan. Incorporated herein by reference to Exhibit 4 of the Registrant’s Form 10-Q for the quarter ended September 30, 2003.

10.3	General Physics Corporation 2004 Bonus Plan. Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 10-K for the year ended December 31, 2004.

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

10.9

Employment Agreement, dated as of July 1, 1999, between the Registrant and Scott N. Greenberg. Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10 Q for the quarter ended September 30, 1999.

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

10.12

Lock-Up Agreement between the Registrant and Scott N. Greenberg in connection with a stock grant authorized by the Compensation Committee of the Board of Directors on March 23, 2005. Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 10-Q for the quarter ended June 30, 2005.

10.13

Employment Agreement, dated as of July 1, 1999, between the Registrant and Douglas E. Sharp. Incorporated herein by reference to Exhibit 10.11 of the Registrant’s Form 10-K for the year ended December 31, 2003.

10.14

Amendment, dated January 21, 2005, to Employment Agreement dated as of July 1, 1999 between the Company and Douglas E. Sharp. Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 25, 2005.

10.15

Amendment, dated June 20, 2007, to Employment Agreement dated as of July 1, 1999 between the Company and Douglas E. Sharp. Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on June 26, 2007.

10.16

Lock-Up Agreement between the Registrant and Douglas E. Sharp in connection with a stock grant authorized by the Compensation Committee of the Board of Directors on March 23, 2005. Incorporated herein by reference to Exhibit 10.4 of the Registrant’s Form 10-Q for the quarter ended June 30, 2005.

10.17

Employment Agreement, dated August 16, 2005, between the Registrant and Sharon Esposito-Mayer. Incorporated herein by reference to Exhibit 10.19 of the Registrant’s Form 10-K for the year ended December 31, 2005.

10.18

Stock Unit Agreement, dated April 11, 2005, between the Registrant and Sharon Esposito-Mayer. Incorporated herein by reference to Exhibit 10.20 of the Registrant’s Form 10-K for the year ended December 31, 2005.

10.19	Form of Employment Agreement between the Company and certain of its executive vice presidents. Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on October 4, 2007.

10.20

Form of Employment Agreement between General Physics Corporation and certain of its senior vice presidents. Incorporated herein by reference to Exhibit 10.4 of the Registrant’s Form 10-Q for the quarter ended September 30, 2007.

10.21

Form of Stock Unit Agreement between the Registrant’s subsidiary, General Physics Corporation and certain officers, dated April 11, 2005. Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended June 30, 2005.

10.22	Form of Non-Qualified Stock Option Agreement dated June 26, 2007. Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 2007.

10.23

Amended and Restated Financing and Security Agreement dated August 6, 2007, by and between General Physics Corporation as Borrower and Wachovia Bank, National Association, as Lender. Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended June 30, 2007.

10.24

Guaranty of Payment Agreement dated August 13, 2003 by GP Strategies Corporation for the benefit of Wachovia Bank, National Association. Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003.

10.25

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

10.28

Stock Repurchase Agreement dated January 19, 2006 by and between the Registrant and Bedford Oak Partners, L.P. Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 25, 2006.

10.29

Stock Repurchase Agreement dated January 19, 2006 by and between the Registrant and EGI-Fund (02-04) Investors, L.L.C. Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on January 25, 2006.

10.30

Subscription Agreement dated as of May 3, 2002 by and between the Registrant and Marshall Geller. Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 10-Q for the quarter ended March 31, 2002.

10.31

Lease Agreement dated as of July 5, 2002 between the Registrant’s wholly owned subsidiary, General Physics Corporation and Riggs Company. Incorporated herein by reference to Exhibit 10.36 to the Registrant’s Form 10-K for the year ended December 31, 2002.

10.32

Note and Warrant Purchase Agreement dated August 8, 2003 among GP Strategies Corporation, National Patent Development Corporation and Gabelli Funds, LLC. Incorporated herein by reference to Exhibit 10.0 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003.

10.33

Form of GP Strategies Corporation 6% Conditional Subordinated Note due 2008 dated August 14, 2003. Incorporated herein by reference to Exhibit 10.01 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003.

10.34	Form of GP Strategies Corporation Warrant Certificate dated August 14, 2003. Incorporated herein by reference to Exhibit 10.02 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003.

10.35

Mortgage Security Agreement and Assignment of Leases dated August 14, 2003 between GP Strategies Corporation and Gabelli Funds, LLC. Incorporated herein by reference to Exhibit 10.04 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003.

10.36

Registration Rights Agreement dated August 14, 2003 between GP Strategies and Gabelli Funds, LLC. Incorporated herein by reference to Exhibit 10.05 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003.

10.37

Indemnity Agreement dated August 14, 2003 by GP Strategies Corporation for the benefit of National Patent Development Corporation and MXL Industries, Inc. Incorporated herein by reference to Exhibit 10.07 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003.

10.38

Subordination Agreement dated August 14, 2003 among GP Strategies Corporation, Gabelli Funds, LLC, as Agent on behalf of the holders of the Company’s 6% Conditional Subordinated Notes due 2008 and Wachovia Bank, National Association. Incorporated herein by reference to Exhibit 10.08 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003.

10.39

Purchase and Sale Agreement dated October 21, 2003 by and between GP Strategies Corporation and ManTech International. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K dated October 23, 2003.

10.40

Teaming Agreement dated October 21, 2003 by and between GP Strategies Corporation and ManTech International. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K dated October 23, 2003.

10.41	$5,250,955 Promissory Note dated October 21, 2003 of GP Strategies Corporation. Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K dated October 23, 2003.

10.42

Form of Management Agreement between the Registrant and National Patent Development Corporation. Incorporated herein by reference to Exhibit 10.1 of National Patent Development Corporation Form S-1, Registration No. 333-118568.

10.43

Amendment dated July 1, 2005, to the Management Agreement dated July 30, 2004 between the Registrant and National Patent Development Corporation. Incorporated herein by reference to Exhibit 10.7 of the Registrant’s Form 10-Q for the quarter ended June 30, 2005.

10.44

Form of Tax Sharing Agreement between the Registrant and National Patent Development Corporation. Incorporated herein by reference to Exhibit 10.4 of National Patent Development Corporation Form S-1, Registration No. 333-118568.

10.45

Form of Distribution Agreement between the Registrant and National Patent Development Corporation. Incorporated herein by reference to Exhibit 2.1 of National Patent Development Corporation Form S-1, Registration No. 333-118568.

10.46	Code of Ethics Policy. Incorporated herein by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.47	Form of Indemnification Agreement. Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated December 23, 2005.

21	Subsidiaries of the Registrant*

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

32.1	Certification Pursuant to Section 18 U.S.C. Section 1350*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GP STRATEGIES CORPORATION

Dated: March 11, 2008	By	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Scott N. Greenberg
Scott N. Greenberg	Chief Executive Officer (Principal Executive Officer and Director)	March 11, 2008

/s/ Sharon Esposito-Mayer
Sharon Esposito-Mayer	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2008

/s/ Harvey P. Eisen
Harvey P. Eisen	Chairman of the Board of Directors	March 11, 2008

/s/ Marshall S. Geller
Marshall S. Geller	Director	March 11, 2008

/s/ Sue W. Kelly
Sue W. Kelly	Director	March 11, 2008

/s/ Richard C. Pfenniger, Jr.
Richard C. Pfenniger, Jr.	Director	March 11, 2008

/s/ A. Marvin Strait
A. Marvin Strait	Director	March 11, 2008

/s/ Gene A. Washington
Gene A. Washington	Director	March 11, 2008

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Schedule of Valuation and Qualifying Accounts

Schedule II

(In thousands)

	Balance at			Balance at
	beginning		Deductions	end of
Allowance for doubtful accounts (A)	of year	Additions	(B)	year
Year ended December 31, 2007:	$665	201	(1)	$865
Year ended December 31, 2006:	$1,166	120	(621)	$665
Year ended December 31, 2005:	$917	535	(286)	$1,166

(A)     Deducted from accounts and other receivables on Consolidated Balance Sheets.

(B)     Write-off of uncollectible accounts, net of recoveries.

S-1