Form 10-K/A
period 2007-12-31
GP STRATEGIES CORP
filed 2008-04-28
CIK 70415

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The terms “we,” “our,” “us,” “GP Strategies” and “the Company” refer to GP Strategies Corporation and subsidiaries.

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our annual report on Form 10-K for the year ended December 31, 2007, originally filed on March 11, 2008 (the “Original Filing”).  We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2007.  In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (“SEC”), we are including with this Amendment certain currently dated certifications.  Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

Except as described above, no other changes have been made to the Original Filing.  Unless expressly stated, this Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our directors and executive officers as of March 31, 2008:

Name	Age	Position

Scott N. Greenberg (1)	51	Chief Executive Officer; Director
Harvey P. Eisen (1), (2), (3)	65	Chairman of the Board of Directors
Marshall S. Geller (1), (2), (3)	69	Director
Sue W. Kelly (3), (4)	71	Director
Richard C. Pfenniger, Jr. (3), (4)	52	Director
A. Marvin Strait (2), (4)	74	Director
Gene A. Washington (2), (4)	61	Director
Douglas E. Sharp (5)	49	President
Sharon Esposito-Mayer	41	Executive Vice President & Chief Financial Officer
Karl Baer	48	Executive Vice President
L. Thomas Davis	60	Executive Vice President
Kenneth L. Crawford	49	Senior Vice President, General Counsel & Secretary

(1)     Member of the Executive Committee.

(2)     Member of the Compensation Committee.

(3)     Member of the Nominating / Corporate Governance Committee.

(4)     Member of the Audit Committee.

(5)     Non-voting member of the Executive Committee.

Scott N. Greenberg has been Chief Executive Officer since April 2005 and was the President of the Company from 2001 until February 2006.  He was Chief Financial Officer from 1989 until December 2005, Executive Vice President from 1998 to 2001, Vice President from 1985 to 1998, and has held various other positions since joining the Company in 1981.  He has been a Director of GSE Systems, Inc. (“GSE”), a global provider of real-time simulation and training solutions which is a former majority-owned subsidiary of the Company that was spun off in 2005, since 1999 and was a Director of Five Star Products, Inc. (“Five Star”), a paint and hardware distributor, from 1998 to 2003 and a Director of Valera Pharmaceuticals, Inc. (“Valera”), a specialty pharmaceutical company, until January 2005.  Mr. Greenberg has also been a Director of National Patent Development Corporation (“NPDC”), a holding company with interests in optical plastics, paint and hardware distribution services, since 2004, when NPDC, formerly a wholly-owned subsidiary of the Company, was spun off. Mr. Greenberg was also Chief Financial Officer of NPDC from 2004 until August 2007.

Harvey P. Eisen has been the Chairman of the Board since April 2005.  He has been Chairman and Managing Member of Bedford Oak Advisors, LLC since 1998. Prior thereto, Mr. Eisen served as Senior Vice President of Travelers, Inc. and of Primerica prior to its merger with Travelers in 1993. Mr. Eisen has over thirty years of asset management experience. Mr. Eisen is a Trustee of the University of Missouri Business School, where he established the first accredited course on the Warren Buffet Principles of Investing. Mr. Eisen has also been a Director of NPDC since August 2004 and became Chairman of the Board of NPDC in May 2007. Mr. Eisen has served on our Board of Directors since 2002.

Marshall S. Geller is Founder and Senior Managing Director of St. Cloud Capital, a Los Angeles based private equity fund formed in December 2001.  Mr. Geller has spent more than forty years in corporate finance and investment banking, including twenty-one years as Senior Managing Director for Bear, Stearns & Co., with oversight of all operations in Los Angeles, San Francisco, Chicago, Hong Kong and the Far East.  Currently he serves as a Director on the boards of 1st Century Bank N.A. (Nasdaq:FCTY), ValueVision Media, Inc.

(Nasdaq:VVTV), National Holdings Corp. (NHLD.OB) and Guidance Software, Inc. (Nasdaq:GUID). Mr. Geller is also on the Board of Governors of Cedars Sinai Medical Center, Los Angeles and serves on the Dean’s Advisory Council for the College of Business & Economics at California State University, Los Angeles and was recently appointed to the Little Hoover Commission, an independent California state oversight agency. Mr. Geller has served on our Board of Directors since 2002.

Sue W. Kelly is currently President and Chief Executive Officer of Kelly Consulting LLC, an investment and consulting firm. From 1995 to January 2007 she was a member of the U.S. House of Representatives, representing the 19th Congressional District of New York. While in Congress she served on the Board of Visitors of the U.S. Military Academy of West Point and on the House Financial Services Committee, among other assignments. Prior to becoming a Congresswoman, she worked in a variety of positions in business and education. Ms. Kelly was elected to our Board of Directors in December 2007.

Richard C. Pfenniger, Jr. is the Chairman of the Board, President and Chief Executive Officer of Continucare Corporation, a provider of primary care physician services.  Mr. Pfenniger was appointed President and Chief Executive Officer of Continucare in October 2003 after having served as a member of the board of Continucare since March 2002 and as Chairman since September 2002.   Mr. Pfenniger was the Chief Executive Officer and Vice Chairman of Whitman Education Group, Inc., a provider of career-oriented higher education, from 1997 until June 2003.  From 1994 to 1997, Mr. Pfenniger served as the Chief Operating Officer of IVAX Corporation, a multi-national pharmaceutical company, and from 1989 to 1994 he served as the Senior Vice President-Legal Affairs and General Counsel of IVAX Corporation. Mr. Pfenniger currently serves as a Director of Safestitch Medical, Inc. and Opko Health, Inc. Mr. Pfenniger has served on our Board of Directors since 2005.

A. Marvin Strait presently practices as a Certified Public Accountant under the name A. Marvin Strait, CPA. He has practiced in the field of public accountancy in Colorado for over forty years. He presently serves as a member of the Board of Trustees of the Colorado Springs Fine Arts Center Foundation, the Sam S. Bloom Foundation, The Penrose-St. Francis Health Foundation and Peak Education. He also presently serves as a member of the Board of Directors and Chairman of the Audit Committee of Sturm Financial Group, Inc., RAE Systems, Inc. and Continucare Corporation, and on the Community Advisory Panel of American National Bank. Mr. Strait previously served as the Chairman of the Board of Directors of the American Institute of Certified Public Accountants (AICPA), as President of the Colorado Society of Certified Public Accountants and the Colorado State Board of Accountancy, and serves as a permanent member of the AICPA Governing Council. Mr. Strait was elected to our Board of Directors in December 2007.

Gene A. Washington is the Director of Football Operations with the National Football League (NFL) in New York. He previously served as a professional sportscaster and as Assistant Athletic Director for Stanford University prior to assuming his present position with the NFL in 1994. Mr. Washington serves and has served on numerous corporate and civic boards, including serving as a Director for several NYSE-listed companies including dELiA*s, Goodrich Petroleum Corporation and the former New York Bancorp, Inc. Mr. Washington was elected to our Board of Directors in December 2007.

Douglas E. Sharp has been President of the Company since February 2006 and President of the Company’s principal operating subsidiary, General Physics Corporation (“General Physics”), since 2002.  Mr. Sharp, who is a mechanical engineer, had served as Chief Operating Officer of General Physics prior to becoming President and has held various other positions since joining General Physics in 1981.  He is a member of the American Society of Training and Development, American Society of Mechanical Engineers and the American Institute of Chemical Engineers. He was a Director of GSE from 2003 to 2006.  He currently serves on the Managing Board of Aerospace Testing Alliance, a joint venture partnership of General Physics.

Sharon Esposito-Mayer has been Executive Vice President and Chief Financial Officer of the Company since December 2005.  She has been Executive Vice President of General Physics since 2004 and was Vice President of Finance of General Physics from 2001 until 2004 and Director of Finance of General Physics from 1997 to

2000. Prior to joining General Physics in 1995, Ms. Esposito-Mayer held various financial positions with increasing responsibilities with a Fortune 1000 company and other companies.

Karl Baer has been Executive Vice President, Manufacturing, of the Company since March 2006.  He has been an Executive Vice President of General Physics since 2004 and was a Vice President of General Physics from 1998 until 2004.  Mr. Baer has held various other positions since joining General Physics in 1987.  Prior to joining General Physics, Mr. Baer served in the U.S. Navy’s nuclear submarine force for over nine years.

L. Thomas Davis has been Executive Vice President, Homeland Security, Energy & Government, of the Company since March 2006.  He has been an Executive Vice President of General Physics since 2000 and was a Vice President of General Physics from 1988 to 1999.  Mr. Davis held various other positions since joining General Physics in 1984.  Mr. Davis is a graduate of the U.S. Naval Academy.

Kenneth L. Crawford was appointed Senior Vice President, General Counsel and Secretary of the Company in April 2007.  He has been a Senior Vice President of General Physics since March 2006, was a Vice President of General Physics from 1991 to March 2006, and has been General Counsel of General Physics since 1991 and Secretary of General Physics since 1990.  Mr. Crawford joined General Physics in 1987.  Prior to that he was engaged in the private practice of law.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our securities, to file reports of ownership and changes in ownership with the SEC and the New York Stock Exchange (“NYSE”), and to furnish us with such reports.

Based solely on a review of copies of such reports for 2007, we believe that during 2007 all reports applicable to our officers, directors and greater than 10% beneficial owners were filed on a timely basis, with the exception of one late filing by Jerome I. Feldman reporting the sale of stock from previously exercised stock options on December 29, 2006 which was filed on January 18, 2007, and one late filing by Sue W. Kelly reporting the purchase of 1,000 shares of our common stock on December 21, 2007 which was filed on March 5, 2008.

Audit Committee

Our Audit Committee assists our Board in fulfilling its oversight responsibility with respect to our auditing, accounting, financial reporting and internal control functions as set forth in its charter. The Audit Committee also approves the services provided by our independent registered public accounting firm, and monitors and evaluates its performance, the fees paid, and the compatibility of the non-audit services provided by the firm with maintaining the firm’s independence.  Our Audit Committee currently consists of A. Marvin Strait, Chairman, Sue W. Kelly, Richard C. Pfenniger, Jr. and Gene A. Washington. The Board of Directors has determined that Mr. Strait and Mr. Pfenniger both qualify as “audit committee financial experts” under applicable SEC regulations and that all four members of the Audit Committee are independent under the NYSE listing standards.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics for our directors, officers and employees, including, but not limited to, the Chief Executive Officer and the Chief Financial Officer and other senior managers in our accounting and finance departments.  A copy of this Code of Business Conduct and Ethics can be found on our website at www.gpworldwide.com.  If we make any substantive amendments to the Code of Ethics for our executive officers or directors or grant any waiver from a provision of the Code of Ethics for our executive officers or directors, we will within four (4) business days disclose the nature of such amendment or waiver in a Report on Form 8-K or on our website at www.gpworldwide.com.

Stockholder Recommendations for Board Nominees

Our Nominating/Corporate Governance Committee identifies individuals qualified to be Board members, evaluates any stockholder recommendations for membership on our Board of Directors, and develops and recommends corporate governance policies and procedures. The charter for our Nominating/Corporate Governance Committee is available on our website at www.gpworldwide.com. We did not implement any changes to our process for stockholder recommendations of director nominees during 2007.

Item 11. Executive Compensation

The Compensation Committee of our Board of Directors consists of four non-employee directors.  The charter of the Compensation Committee may be viewed by accessing the “Corporate Governance” page of our website and clicking on “Committee and Charter Info.”  The Compensation Committee is responsible for establishing and administering our policies governing the compensation for our executive officers and directors.  The responsibilities of the Compensation Committee include the following:

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

•      Review director compensation levels and practices, and recommend from time to time, changes in such compensation levels and practices to the Board, with equity ownership in the Company encouraged;

•      Annually review and reassess the adequacy of the charter of the Compensation Committee and recommend any proposed changes to the Board for approval; and

•      Make recommendations to the Board with respect to (a) committee member qualifications, (b) committee member appointments and removals, (c) committee structure and operations, and (d) committee reporting to the Board.

The Compensation Committee is responsible for making compensation decisions regarding the Executive Management Team, which includes the Chief Executive Officer, the President, the Chief Financial Officer and our other executive officers.  The Compensation Committee is also involved in making compensation decisions regarding non-executive officers of our principal operating entity, General Physics, with a rank of Vice President or above.

Topics discussed by the Compensation Committee during 2007 meetings included, but were not limited to, the following:

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

None of the members of the Compensation Committee are a current or former officer or employee of ours.

Compensation Discussion & Analysis

Overview

This Compensation Discussion and Analysis explains our compensation philosophy, policies and practices with respect to our Chief Executive Officer, Chief Financial Officer, and the other three most highly-compensated executive officers, who are collectively referred to as the named executive officers. This discussion focuses on the information contained in the following tables and related footnotes and narrative discussions for primarily the last completed fiscal year, but we also describe compensation actions taken before or after the last completed fiscal year to the extent they enhance the understanding of our executive compensation disclosure.

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

Setting Executive Compensation

Each year we evaluate whether the elements of our executive compensation program are aligned with our compensation philosophy and objectives, while also promoting the interests of our shareholders.  As part of this evaluation, we subscribe annually to a number of compensation data resources to evaluate the compensation of our executive officers compared to similar positions in the marketplace, including resources published by CompAnalyst, Western Management Group and the Institute of Management & Administration. The surveys provide base salary and bonus compensation data. In addition, in 2007, to assist management and the Compensation Committee in assessing and determining competitive compensation packages, we engaged an independent compensation consultant to evaluate our base compensation and bonus structure for certain executive officers and other key employees.  The compensation consultant prepared an analysis (the “Compensation Benchmark Analysis”) comparing the base level salary and bonus compensation structure of our executive officers and other key employees to those of executives in similar positions with similar responsibilities as described in executive compensation surveys obtained from WTPF, Mercer Human Resource Consulting, Culpepper and others. The consultant determined relevant similar positions based on business focus, executive job descriptions and size of company based on revenue.  The surveys analyzed by the consultant to prepare the Compensation Benchmark Analysis provided base salary and bonus compensation data for similarly sized companies, but did not identify the component companies by name. The Compensation Benchmark Analysis compared the base salary and total compensation for certain of our executive officers to corresponding data in the 25th percentile, 50th percentile and 75th percentile for executives in similar positions covered by the surveys.

In general, our objective is to compensate our executive officers at levels between the 50th and 75th percentiles for executives in similar positions, which we believe usually allows us to satisfy the objectives described above.  The Compensation Committee has sometimes deemed it appropriate to compensate certain executives at levels exceeding the 50th or 75th percentile for executives in similar positions due to the executives’ experience and the market for executives with similar experience, scope of responsibility, accountability and impact on our operations, and the impact their departure could potentially have on our performance.

Except as described below, our Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation.

Elements of Compensation

Base Salary

Salary levels are typically considered annually as well as upon promotion or other change in job responsibility. The Compensation Committee, with input from the Chief Executive Officer, considers competitive, individual and company performance data in order to make compensation decisions that will incentivize, retain and maintain a competitive standing for each executive officer. The Compensation Committee considers several factors when adjusting an executive’s salary, including individual and company performance, the executive’s market value and prospective value to us, the knowledge, experience and accomplishments of the executive, the executive’s level of responsibility, the recommendation of the Chief Executive Officer and the compensation levels for individuals with similar credentials.  In 2007, the Compensation Committee also utilized the Compensation Benchmark Analysis to assist in determining the appropriate adjustment to each executive’s annual base salary. The Compensation Benchmark Analysis compared the base salaries for our executives with those of executives in similar positions with similar responsibilities at a number of similarly sized companies, analyzing various factors including revenues, responsibilities and markets served.  The Compensation Committee compared compensation of our executive officers to that of executives in comparable positions with comparable responsibilities to ensure the compensation of our executive officers was competitive with that of the relevant marketplace.  Our Chief Executive Officer recommended salary adjustments for the executive officers, including himself, to the Compensation Committee and provided the Compensation Committee with supporting documentation from the Compensation Benchmark Analysis.

Cash-Based Incentive Compensation (Bonus)

The annual incentive compensation award for 2007 for Ms. Esposito-Mayer, Mr. Baer and Mr. Davis was a discretionary cash bonus based on our performance against our financial and operational performance objectives for the year. The discretionary annual bonus is paid in cash after review and approval by the Compensation Committee, with advice from the Chief Executive Officer, in March or April following completion of each fiscal year. The annual discretionary bonus is ordinarily paid in a single installment shortly after being approved by the Compensation Committee. Information provided by the Compensation Benchmark Analysis is considered when determining bonus awards, along with performance of the business unit(s) for which the executive is responsible (viewed on the basis of financial performance against budget and achievement of employee training, appraisal and retention goals), our overall financial performance, and the executive’s individual performance.

Our Chief Executive Officer and our President receive cash bonuses based upon a formula contained in their employment agreements.  The formula ties the bonus payable to them to increases in our earnings before income taxes, depreciation and amortization (“EBITDA”) compared to the prior year, as adjusted for acquisitions and dispositions as defined in their employment agreements. EBITDA is a widely used non-GAAP financial measure of operating performance. EBITDA is calculated by adding back interest expense, income tax expense, depreciation and amortization to net income. Under their employment agreements, the Chief Executive Officer’s and President’s bonuses are (a) 1% of base salary for each 1% increase in EBITDA, up to a 10% increase; (b) then 2% of base salary for each 1% increase in EBITDA, up to a 15% increase; (c) then 3% of base salary for each 1% increase in EBITDA, up to a 25% increase; subject to a maximum bonus for any calendar year of 50%

of his base salary for that year. In calculating the bonus for Mr. Greenberg and Mr. Sharp, for any year in which we acquire any business, the formula set forth in their employment agreements requires that EBITDA for the prior year be adjusted to reflect the budgeted EBITDA of the acquired business (as set forth in the budget numbers on which the acquisition was based) for the period from the date of the acquisition to the end of the calendar year in which the acquisition takes place. For 2007, our EBITDA, as adjusted for the budgeted EBITDA of businesses we acquired in 2007, increased 16%. For 2007, the bonuses determined in accordance with their employment agreements (the “Employment Agreement Bonuses”) were $81,190 for Mr. Greenberg and $78,200 for Mr. Sharp. Their calculated bonuses for 2007 represented 23% of their respective salaries, based upon the 16% increase in EBITDA in accordance with the formula set forth above. The Compensation Committee determined that the Employment Agreement Bonuses for 2007 adequately compensated the Chief Executive Officer and the President for their respective performance. However, at the Chief Executive Officer’s request, the Compensation Committee approved bonuses for the Chief Executive Officer and President that were slightly below the Employment Agreement Bonuses to which they were otherwise entitled. The actual bonuses paid were $80,000 to Mr. Greenberg and $75,000 to Mr. Sharp.

The Compensation Committee has in the past awarded additional discretionary cash bonuses (the “Discretionary Bonuses”) based upon our financial and operational performance and individual performance achievements. The Employment Agreement Bonuses and the Discretionary Bonuses are reflected in the columns of the Summary Compensation Table entitled “Non-Equity Incentive Plan Compensation” and “Bonuses,” respectively.

Long-term Equity Incentive Compensation

Our Compensation Committee also grants to the named executive officers equity compensation under our 1973 Non-Qualified Stock Option Plan and our 2003 Incentive Stock Plan. Equity compensation for the named executive officers, which has historically taken the form of stock options and restricted stock or restricted stock units, is designed to align the interests of our executives with our shareholders as well as to retain the executives. Equity grants are also intended to drive long term performance, in that the value ultimately realized is linked to stock price appreciation. Option grants have no value without stock price appreciation, and restricted stock has value at grant that can increase with stock price appreciation. Thus, the Compensation Committee believes that equity grants should motivate management to enhance the value of our common stock.

We do not have a formal policy for issuing equity compensation and do not always grant equity awards on an annual basis. Occasionally, the Compensation Committee awards equity compensation to supplement our executive officers’ compensation to ensure that total compensation is competitive in the marketplace and to align compensation with our long term goals and objectives.

Stock Options

In June 2007, the Compensation Committee granted stock options to certain of our officers and key employees to purchase an aggregate of 880,000 shares of our common stock at an exercise price of $11.08 per share. The stock options, which are non-qualified stock options for tax purposes, were granted pursuant to our 2003 Incentive Stock Plan and expire on June 26, 2013. The options are subject to acceleration of vesting upon a change of control and in the case of Messrs. Greenberg and Sharp, termination of employment based on the provisions specified in their respective employment agreements. The stock options vest over the course of five years in accordance with the following vesting schedule: 10% one year after grant; an additional 15% two years after grant; an additional 20% three years after grant; an additional 25% four years after grant, and the remaining 30% five years after grant. The following named executive officers received grants of stock options in June 2007:

Name	Number of Options
Scott N. Greenberg	135,000
Sharon Esposito-Mayer	70,000
Douglas E. Sharp	115,000
Karl Baer	90,000
L. Thomas Davis	30,000

Restricted Stock and Restricted Stock Units

In March 2005, we granted Mr. Greenberg and Mr. Sharp 42,000 and 34,000 shares of restricted stock, respectively. These awards were fully vested at grant because they were attributable to their 2004 service, but the shares had a restriction on sale until December 31, 2007.

In April 2005, we also granted Ms. Esposito-Mayer, Mr. Baer and Mr. Davis 23,000 restricted stock units each, which vest over five years from the date of grant.

Other Benefits

We also provide our named executive officers with the following other benefits which are part of our overall compensation program and which we believe are consistent with the types of benefits offered by competitors:

•      Retirement Savings Plan: We maintain a defined contribution 401(k) plan which permits all eligible employees to participate. The plan requires us to match at least 25% of the participants’ contributions, up to the first 7% of base compensation for employees who have completed one year of service.  We may make additional matching contributions at our discretion.  In 2007, we matched 50% of participants’ contributions in shares of our common stock, up to the first 7% of participants’ base compensation.

•      Health and Welfare Benefits:  All full-time employees, including our named executive officers, may participate in our health and welfare benefit programs, including medical, dental and vision care coverage, disability insurance and life insurance.

•      Life Insurance Premiums: Life insurance policies, in excess of the standard life insurance plans offered to full-time employees, are offered to the named executive officers.  During 2007, the executive life insurance policies provided coverage up to three times the executive’s annual base salary.  The premiums are fully paid by us.  A policy may, at the executive’s election, be transferred to the executive upon termination of employment.

•      Automobile Allowances: During 2007, Mr. Greenberg, Ms. Esposito-Mayer and Mr. Sharp used vehicles leased or owned by us for both business and personal use; and we provided Mr. Baer and Mr. Davis with a monthly car allowance in lieu of a vehicle leased by us.

Employment Agreements, Severance Benefits and Change in Control Provisions

All of the five named executive officers have written employment agreements which provide for separation payments and benefits upon termination of employment under certain circumstances. Post-termination payments with respect to each of these executives are set forth in their respective employment agreements. The termination provisions for these executives are summarized in the “Potential Payments upon Termination or Change in Control” section later in this report. In June 2007, the Compensation Committee approved amendments to the employment agreements of Mr. Greenberg and Mr. Sharp. The existing employment agreements of Mr. Greenberg and Mr. sharp, as previously amended, were due to end on June 30, 2008. The amendments to both employment agreements extend the terms of the agreements indefinitely, subject to termination upon two years’

notice or for cause, as provided in the employment agreements. The amendments also delete the requirement for annual minimum mandatory salary increases. In September 2007, we also entered into new employment agreements with Ms. Esposito-Mayer, Mr. Baer and Mr. Davis, whose prior employment agreements had expired.

Tax Deductibility of Executive Compensation

Limitations on deductibility of compensation may occur under Section 162(m) of the Internal Revenue Code, which generally limits the tax deductibility of compensation paid by a public company to its chief executive officer and certain other highly compensated executive officers to $1 million in the year the compensation becomes taxable to the executive officer.  There is an exception to the limit on deductibility for performance-based compensation that meets certain requirements. We intend that compensation paid under our incentive plans  be generally fully deductible for federal income tax purposes. However, the Compensation Committee may approve compensation that exceeds the $1 million limitation in order to ensure competitive levels of total compensation for our executive officers.

Summary Compensation Table

The following table sets forth all compensation earned by each of the named executive officers for the 2007 and 2006 fiscal years. The named executive officers are the Chief Executive Officer and the Chief Financial Officer, and the three other most highly compensated officers who were serving as executive officers at December 31, 2007.

Name and principal position	Year	Salary ($ )	Bonus ($ ) (1)	Stock Awards ($ ) (2)	Option Awards ($ ) (2)	Non-Equity Incentive Plan Compensation ($ ) (3)	All Other Compensation ($ ) (4)	Total ($ )
Scott N. Greenberg	2007	343,250	—	—	43,575	80,000	18,419	485,244
Chief Executive Officer	2006	305,202	34,800	—	—	40,200	18,150	398,352

Sharon Esposito-Mayer	2007	232,708	50,000	34,661	22,595	—	14,585	354,549
Executive Vice President and Chief Financial Officer	2006	204,792	40,000	34,661	5,715	—	14,283	299,451

Douglas E. Sharp	2007	331,875	—	—	37,120	75,000	15,758	459,753
President	2006	336,016	31,000	—	25,148	39,000	15,033	446,197

Karl Baer	2007	250,625	50,000	34,661	29,050	—	16,390	380,726
Executive Vice President	2006	230,625	40,000	34,661	10,059	—	16,762	332,107

L. Thomas Davis	2007	227,433	40,000	34,661	9,683	—	16,591	328,368
Executive Vice President	2006	220,198	35,000	34,661	10,059	—	15,730	315,648

(1)     Discretionary bonus for 2007 and 2006. For Mr. Greenberg and Mr. Sharp, the amounts indicated for 2006 reflect the dollar amounts in excess of the bonus amounts payable under their respective employment agreements, which amounts are shown as Non-Equity Incentive Plan Compensation.

(2)     Reflects the dollar amount expensed for financial statement reporting in accordance with Statement of Financial Accounting Standards No. 123 Revised, Share-Based Payment (SFAS No. 123R), with the exception that the amount shown in the table assumes no forfeitures of unvested stock units or stock options. For assumptions used in computing the fair value of stock-based compensation awards, see Note 14 to the Consolidated Financial Statements in Item 8 of the Original Filing.

(3)     Bonus pursuant to employment agreement. See Compensation Discussion & Analysis.

(4)     All other compensation includes matching contributions of cash and GP Strategies’ common stock under our Retirement Savings Plan, automobile lease payments and/or allowances, and life insurance premiums. A breakdown of these amounts is as follows:

Name	Year	Company Matching Contributions to 401(k) Plan ($ )	Automobile Payments or Allowance ($ )	Life Insurance Premiums ($ )	Total ($ )
Scott N. Greenberg	2007 2006	7,386 7,500	7,569 7,569	3,464 3,081	18,419 18,150
Sharon Esposito-Mayer	2007 2006	6,809 6,603	6,702 6,702	1,074 978	14,585 14,283
Douglas E. Sharp	2007 2006	7,401 6,602	6,152 6,152	2,205 2,279	15,758 15,033
Karl Baer	2007 2006	7,000 7,372	8,400 8,400	990 990	16,390 16,762
L. Thomas Davis	2007 2006	7,260 7,060	7,380 7,380	1,951 1,290	16,591 15,730

Grants of Plan-Based Awards

The following table sets forth certain information with respect to non-equity incentive plan awards and all other stock awards granted during the year ended December 31, 2007 to our named executive officers:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards					All Other Stock Awards: Number of	All Other Option Awards: Number of Securities		Exercise or Base Price of Option
Name	Grant Date	Threshold ($)	Target ($)		Maximum ($)		Shares of Stock or Units (#)	Underlying Options (#)		Awards ($/Sh)
Scott N. Greenberg	n/a 6/26/2007	— —	81,190 —	(1)	171,625 —	(1)	— —	— 135,000	(2)	— 11.08

Sharon Esposito-Mayer	n/a 6/26/2007	— —	— —		— —		— —	— 70,000	(2)	— 11.08

Douglas E. Sharp	n/a 6/26/2007	— —	78,200 —	(1)	165,938 —	(1)	— —	— 115,000	(2)	— 11.08

Karl Baer	n/a 6/26/2007	— —	— —		— —		— —	— 90,000	(2)	— 11.08

L. Thomas Davis	n/a 6/26/2007	— —	— —		— —		— —	— 30,000	(2)	— 11.08

(1)     The amounts represent the target and maximum bonus payment levels payable pursuant to a formula in Mr. Greenberg’s and Mr. Sharp’s employment agreements.  The formula is based upon EBITDA of GP Strategies and subsidiaries and is capped, for each executive, at 50% of his base salary (see Compensation Discussion & Analysis). The actual bonus payments for 2007 were $80,000 for Mr. Greenberg and $75,000 for Mr. Sharp and are included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

(2)     Represents stock options granted on June 26, 2007 to purchase shares of our common stock at an exercise price of $11.08 per share. The stock options, which are non-qualified stock options for tax purposes, were granted pursuant to our 2003 Incentive Stock Plan and expire on June 26, 2013. The options are subject to acceleration of vesting upon a change of control and in the case of Messrs. Greenberg and Sharp, termination of employment based on the provisions specified in their respective employment agreements. The stock options vest over the course of five years in accordance with the following vesting schedule: 10% one year after grant; an additional 15% two years after grant; an additional 20% three years after grant; an additional 25% four years after grant, and the remaining 30% five years after grant.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to the value of all unexercised options and/or unvested restricted stock units previously awarded to our named executive officers as of December 31, 2007:

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($ )	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($ ) (1)

Scott N. Greenberg	—	135,000	—	11.08	6/26/2013	—		—

Sharon Esposito-Mayer	— 2,394 120 120 120	70,000 — — — —	— — — — —	11.08 4.33 3.85 3.01 3.93	6/26/2013 2/24/2010 2/1/2011 2/7/2012 12/10/2012	13,800	(2)	146,970

Douglas E. Sharp	— 5,986 120 120	115,000 — — —	— — — —	11.08 4.33 3.85 3.01	6/26/2013 2/24/2010 2/1/2011 2/7/2012	—		—

Karl Baer	— 120 120 120	90,000 — — —	— — — —	11.08 3.85 3.01 3.93	6/26/2013 2/1/2011 2/7/2012 12/10/2012	13,800	(2)	146,970

L. Thomas Davis	—	30,000	—	11.08	6/26/2013	13,800	(2)	146,970

(1)     Market value is based on the closing market price of our common stock on December 31, 2007 of $10.65 per share.

(2)     Unvested stock units granted on April 11, 2005 vested 40% on April 5, 2007 and vest 20% each year thereafter.

Option Exercises and Stock Vested

The table below sets forth the number of shares issued upon option exercises, the value realized on option exercises, the number of shares of restricted stock vested, and the realized value upon vesting of the restricted stock by our named executive officers during fiscal year 2007.

	Option Awards		Stock Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($ ) (1)	Number of shares acquired on vesting (#)	Value realized on vesting ($ ) (2)
Scott N. Greenberg	—	—	—	—
Sharon Esposito-Mayer	29,929	159,250	9,200	85,376
Douglas E. Sharp	20,525	230,510	—	—
Karl Baer	—	—	9,200	85,376
L. Thomas Davis	—	—	9,200	85,376

(1)     Represents the difference between the market price of our common stock on the date of exercise and the exercise price of the stock options exercised.

(2)     Represents stock units which vested on April 5, 2007. Value realized upon vesting is based on the closing market price of our common stock on April 5, 2007 of $9.28 per share.

Potential Payments Upon Termination or Change in Control

Description of Termination Provisions in Employment Agreements

We have employment agreements with all five of the named executive officers. These agreements provide for various payments and benefits to be made to them if their employment with us is terminated for certain reasons. The circumstances in which payments may be made and the potential amounts of those payments are described in this section.  We believe that the payments provided for in these agreements are reasonable and appropriate as part of the total compensation packages available for our named executive officers.  The following description of certain terms of the employment agreements with our named executive officers is a summary and is subject to, and qualified in its entirety by, the agreements, which have been filed as exhibits to our filings with the SEC.  The employment agreements between us and each of Messrs. Greenberg and Sharp do not have definite terms.  Each of their employment agreements will continue in effect until terminated:

•      by the executive’s death or disability;

•      by the executive for “good reason,” as defined below;

•      by us for “cause,” as defined below;

•      by us or the executive by giving the other not less than two (2) years notice; or

•      by mutual agreement between us and the executive.

The employment agreements between us and each of Ms. Esposito-Mayer, Mr. Baer and Mr. Davis have an initial term ending on February 28, 2009 but the term is automatically extended unless the agreement is terminated by us or the executive by giving the other notice of a decision to terminate the agreement prior to a date determined by the agreements.  As such dates have passed for each of the executives, the agreements have been extended and now will continue in effect until terminated:

•      by the executive’s death or disability;

•      by the executive for “just cause,” as defined below;

•      by us for “cause,” as defined below;

•      by us or the executive by giving the other a period of  “required notice,” as defined below; or

•      by mutual agreement between us and the executive.

The “required notice” period is one month for each year of service with us but not more than fifteen months, which means twelve months for Ms. Esposito-Mayer and fifteen months for Mr. Baer and Mr. Davis.

The discussion and tables below reflect the estimated termination benefits that would be paid or accrue to each of the named executive officers in the event of the following termination scenarios:

•      Termination for Cause – If we terminate the employment of one of the named executives for “cause,” as defined below, such executive would be entitled to unpaid base salary and continuation of benefits through the date of termination only.

“Cause” is defined under the employment agreements of Messrs. Greenberg and Sharp as follows:

•      Willful and continued failure to substantially perform his duties or obligations under the employment agreement (after notice and failure to cure); or

•     Willful engaging in misconduct which is materially monetarily injurious to us.

“Cause” as defined under the employment agreements of Ms. Esposito-Mayer, Mr. Baer and Mr. Davis exists if such executive shall:

•      Be convicted, plead guilty, or enter a plea of nolo contendere to a felony or a crime involving moral turpitude; or

•      Commit any act or omit to take any action in bad faith and to our detriment; or

•      Willfully and continually fail to perform his or her duties or obligations under any provision of the employment agreement in any material respect, and shall not correct such failure within ten days after receipt of written notice thereof; or

•      Fail to perform his or her duties or obligations pursuant to the non-compete and confidential information provisions of his or her employment agreement in any material respect.

•      Termination upon disability – We may terminate the employment of a named executive officer in the event of such executive’s incapacity due to extended physical or mental illness. In the case of disability, the affected executive would be entitled to his or her unpaid base salary and continuation of benefits through the date of termination only. If Mr. Greenberg or Mr. Sharp has been absent from his duties on a full-time basis for the entire period of six consecutive months due to physical or mental illness, we may terminate his employment thirty days after giving him notice of termination if he has not returned to the performance of his duties on a full-time basis within those thirty days. If Ms. Esposito-Mayer, Mr. Baer or Mr. Davis is unable fully to discharge his or her duties for a period of ninety consecutive days due to a serious health condition (as defined in the Family and Medical Leave Act of 1993) and after giving effect to any reasonable accommodation required by law, we may terminate his or her employment as of a date specified in a notice of termination given to such employee.

•      Termination upon death – In the event of death, each of the named executive officers is entitled to his or her full salary through the date of death and we are required to pay his or her spouse or estate the following: for Messrs. Greenberg and Sharp – an amount equal to his full salary for one year after the date of death; and for Ms. Esposito-Mayer, Mr. Baer or Mr. Davis –  his or her full salary through the end of the calendar month within which termination occurred plus his or her full salary for the following two calendar months, and for purposes of the vesting of any stock units outstanding and unvested as of the date of termination of his or her employment, he or she shall be deemed to have been employed through the remaining period under the employment agreement.

•      Termination without cause, or for “good reason” or “just cause” – If we terminate a named executive officer’s employment without cause or a named executive officer terminates his or her employment for “good reason” or “just cause,” as defined below, then the named executive officer would be entitled to certain compensation discussed in detail below.

“Good reason” is defined under the employment agreements of Messrs. Greenberg and Sharp as follows:

•      A change in control as defined in his employment agreement; or

•      A management change in control as defined in his employment agreement; or

•      A failure by us to comply with any material provision of the employment agreement which has not been cured within ten days after notice of such noncompliance has been given to us by the executive; or

•      Any purported termination of the executive’s employment by us which is not effected pursuant to a notice of termination satisfying the requirements of the employment agreement.

Ms. Esposito-Mayer, Mr. Baer and Mr. Davis shall be deemed to have resigned for “just cause,” under the terms of their employment agreement, in the event that he or she resigns within sixty days following either:

•      Our imposition, without express written consent of the executive, of any significant change in his or her function, duties, or responsibilities that is not consistent with him or her being an executive, unless we rescind or modify such change within ten business days after receipt of written notice from the executive; or

•      Our failure to make any material payment, or provide any material benefit to the executive pursuant to the employment agreement, unless we correct any such deficiency within ten business days after receipt of written notice from the executive; or

•      Our breach of any other term of the employment agreement, unless we correct such failure or breach within thirty days after written notice from the executive.

Termination Payments under Mr. Greenberg’s Employment Agreement

If we terminate Mr. Greenberg’s employment without cause, or if he terminates his employment for “good reason” other than as a result of a management change in control, we are obligated to pay him his full salary and provide his benefits through the date of termination, pay his full bonus for the calendar year in which the date of termination occurs, and pay as severance an amount equal to his average annual cash compensation received from us during the three full calendar years immediately preceding the termination date, multiplied by the greater of (i) the number of years that would have been remaining in the employment period if his employment had not been terminated and (ii) three. In addition, all options to purchase common stock granted to him shall become fully vested and we must provide him with continued benefits for three years under all employee benefit plans and programs in which he was entitled to participate prior to the termination.

If Mr. Greenberg terminates his employment as a result of a management change in control, we are obligated to pay him his full salary and provide his benefits through the date of termination, pay his full bonus for the calendar year in which the date of termination occurs, and pay as severance an amount equal to his average annual cash compensation received from us during the three full calendar years immediately preceding the termination date, multiplied by two. In addition, all options to purchase common stock granted to him shall become fully vested and we must provide him with continued benefits for two years under all employee benefit plans and programs in which he was entitled to participate prior to the termination.

Termination Payments under Mr. Sharp’s Employment Agreement

If we terminate Mr. Sharp’s employment without cause, or if he terminates his employment for “good reason” other than as a result of a management change in control, we are obligated to pay him his full salary and provide his benefits through the date of termination, pay his full bonus for the calendar year in which the date of termination occurs, and pay as severance an amount equal to his average annual cash compensation received from us during the three full calendar years immediately preceding the termination date, multiplied by the greater of (i) the number of years that would have been remaining in the employment period if his employment had not been terminated and (ii) three. In addition, all options to purchase common stock granted to him shall become fully vested and we must provide him with continued benefits for three years under all employee benefit plans and programs in which he was entitled to participate prior to the termination.

If Mr. Sharp terminates his employment as a result of a management change in control, we are obligated to pay him his full salary and provide his benefits through the date of termination, pay his full bonus for the calendar year in which the date of termination occurs, and pay as severance an amount equal to his average annual cash compensation received from us during the three full calendar years immediately preceding the termination date. In addition, all options to purchase common stock granted to him shall become fully vested and we must provide him with continued benefits for one year under all employee benefit plans and programs in which he was entitled to participate prior to the termination.

Termination Provisions of Employment Agreement with Ms. Esposito-Mayer, Mr. Baer and Mr. Davis

If during the term of either Ms. Esposito-Mayer’s, Mr. Baer’s or Mr. Davis’ employment agreements we terminate his or her employment without “cause” or any of them terminates his or her employment for just cause and he or she is in full compliance with his or her obligations under the employment agreement, we are obligated to pay the executive his or her base annual salary at the rate in effect on the date of such termination, and the executive will continue to be eligible to receive such benefits as he or she would have been entitled to had his or her employment not terminated, for a period of time after termination equal to the length of the required notice. In addition, upon the occurrence of a “Change in Control” or “Sale of the Company,” as defined in each of their employment agreements, all stock options to purchase common stock granted to him or her shall immediately become fully vested and exercisable, and all stock units granted to him or her must immediately be paid in unrestricted shares of common stock.

Potential Post-Employment Payments

The amounts shown in the table below assume that the noted triggering events occurred on December 31, 2007 with respect to the five named executive officers. Other relevant assumptions and explanations are provided in the footnotes following the table. The amounts shown reflect only the additional payments or benefits that a named executive officer would have received upon the occurrence of the respective triggering events listed below; they do not include the value of payments or benefits that would have been earned, or any amounts associated with equity awards that would have vested absent the triggering event. As discussed above, none of the named executive officers receive additional compensation in the event of voluntary or involuntary termination for “cause” or in the event of disability.

Name / Element of Compensation	Termination due to Death		Termination Without Cause or for Good Reason, Excluding Change in Control		Termination due to Change in Control		Termination due to Management Change in Control

Scott N. Greenberg
Salary	$353,000	(1)	—		—		—
Severance	—		$1,192,304	(2)	$1,192,304	(2)	$794,869	(3)
Bonus (4)	—		80,000		80,000		80,000
Benefits continuation	—		23,920	(5)	23,920	(5)	16,552	(6)
Total	$353,000		$1,296,224		$1,296,224		$891,421

Sharon Esposito-Mayer
Salary	$40,000	(7)	$240,000	(8)	—		—
Stock units (9)	48,990		—		$146,970		$146,970
Benefits continuation	—		8,594	(10)	—		—
Total	$88,990		$248,594		$146,970		$146,970

Douglas E. Sharp
Salary	$340,000	(1)	—		—		—
Severance	—		$1,260,932	(2)	$1,260,932	(2)	420,311	(11)
Bonus (4)	—		75,000		75,000		75,000
Stock options	—		—		39,564	(12)	39,564	(12)
Benefits continuation	—		23,920	(5)	23,920	(5)	8,594	(13)
Total	$340,000		$1,359,852		$1,399,416		$543,469

Karl Baer
Salary	$42,500	(7)	$318,750	(14)	—		—
Stock units (9)	48,990		—		$146,970		$146,970
Benefits continuation	—		10,584	(15)	—		—
Total	$91,490		$329,334		$146,970		$146,970

L. Thomas Davis
Salary	$38,333	(7)	$287,500	(14)	—		—
Stock units (9)	48,990		—		$146,970		$146,970
Benefits continuation	—		10,584	(15)	—		—
Total	$87,323		$298,084		$146,970		$146,970

(1)     Represents one year of current salary as of December 31, 2007.

(2)        Represents severance payment pursuant to employment agreement which equals the average of his cash compensation for the last three calendar years multiplied by three.

(3)        Represents severance payment pursuant to employment agreement which equals the average of his cash compensation for the last three calendar years multiplied by two.

(4)        Represents bonus earned during the year ended December 31, 2007 which would be due to the executive if any of the applicable triggering events occurred on December 31, 2007.

(5)        Represents an estimate of the incremental cost to the Company for benefits continuation for three years subsequent to termination date.

(6)        Represents an estimate of the incremental cost to the Company for benefits continuation for two years subsequent to termination date.

(7)        Represents two full calendar months of current salary as of December 31, 2007.

(8)        Represents the current salary for twelve months that would have been paid or accrued if the triggering event occurred as of December 31, 2007.

(9)        Represents the value of the number of stock units deemed to have vested for each triggering event. Value is based on the closing price of our common stock on December 31, 2007 of $10.65.

(10)      Represents an estimate of the incremental cost to the Company for benefits continuation for twelve months subsequent to the termination date.

(11)      Represents severance payment pursuant to employment agreement which equals the average of his cash compensation for the last three calendar years.

(12)      Pursuant to Mr. Sharp’s employment agreement, in the event of a change in control of the Company, he can elect to surrender his outstanding stock options for a cash payment equal to the excess of the fair market value on the termination date of the common stock issuable upon exercise of the options over aggregate exercise price of the options surrendered. The amount included in the table represents the fair value of Mr. Sharp’s outstanding options as of December 31, 2007 based on the closing price of our common stock on December 31, 2007 of $10.65.

(13)      Represents an estimate of the incremental cost to the Company for benefits continuation for one year subsequent to the termination date.

(14)      Represents the current salary for fifteen months that would have been paid or accrued if the triggering event occurred as of December 31, 2007.

(15)      Represents an estimate of the incremental cost to the Company for benefits continuation for fifteen months subsequent to the termination date.

Director Compensation

Our Board of Directors has adopted guidelines for the compensation of our non-employee directors. Our non-employee directors are paid a retainer of $25,000 per year. In addition, the Chairman of the Board receives an additional $40,000 per year; the Chairman of the Audit Committee receives an additional $15,000 per year; members of the Audit Committee receive an additional $5,000 per year; the Chairman of the Compensation Committee receives an additional $5,000 per year; and members of the Compensation Committee receive an additional $2,500 per year. These annual fees are prorated and paid on a quarterly basis. At the option of the directors, up to one-half of the fees may be paid in shares of our common stock. In December 2007, our Board of Directors approved future compensation for non-employee directors to also include 500 shares of our common stock for each quarter served as a director, commencing with the first quarter of 2008.

In addition to the annual retainers, each non-employee director receives $1,500 for each Board meeting attended and $750 for each committee meeting attended, but only if the committee meeting is held on a different date than the Board meeting.

On September 14, 2006, we granted 2,000 shares of restricted stock to each non-employee director, which vested quarterly over one year subsequent to the grant date.

Directors Compensation Table

The following table shows the compensation earned by each individual who served as a director during the year ended December 31, 2007 (excluding Mr. Greenberg, whose compensation as Chief Executive Officer is shown above in the Summary Compensation Table):

Name	Fees earned or paid in cash ($)	Stock awards ($) (1)	All other compensation ($)		Total ($)
Harvey P. Eisen	39,500	43,890	—		83,390
Jerome I. Feldman (2)	1,500	—	56,726	(3)	58,226
Marshall S. Geller	42,500	10,449	—		52,949
Sue W. Kelly (4)	1,500	—	—		1,500
Richard C. Pfenniger, Jr.	40,000	10,449	—		50,449
Ogden R. Reid (2)	47,500	10,449	—		57,949
A. Marvin Strait (4)	1,500	—	—		1,500
Gene A. Washington (4)	1,500	—	—		1,500

(1)     Reflects the dollar amount expensed for financial statement reporting for the year ended December 31, 2007 in accordance with SFAS No. 123R for restricted stock awards granted on September 14, 2006 and quarterly director fees paid in shares of our common stock.

(2)     Directorship ended on December 10, 2007.

(3)     Compensation paid by GP Strategies pursuant to an employment agreement with Mr. Feldman, which expired on May 31, 2007. Pursuant to a management services agreement with NPDC, NPDC paid GP Strategies a management fee to cover a portion of the compensation of certain employees of GP Strategies who provided services to NPDC, which included reimbursement of approximately 80% of Mr. Feldman’s compensation in 2007. The amount shown in the table is presented net of such reimbursed amounts. Mr. Feldman’s gross salary and other compensation for 2007 was $283,632 before reimbursement from NPDC (gross amount consisted of salary of $252,083, life insurance premiums of $24,716, and Company matching contributions to the Retirement Savings Plan of $6,833). See Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

(4)     Elected to the Board of Directors on December 10, 2007 at the Company’s 2007 Annual Meeting of Shareholders.

Compensation Committee Interlocks and Insider Participation

Members of the Compensation Committee of our Board of Directors are Harvey P. Eisen, Marshall S. Geller, Chairman, A. Marvin Strait and Gene A. Washington. Harvey P. Eisen is the Chairman of the Board and Chief Executive Officer of NPDC and Scott N. Greenberg, our Chief Executive Officer, is a Director of NPDC. None of the members of the Compensation Committee during 2007, (a) was an officer or employee of the Company, (b) was a former officer of the Company or (c) had any relationship requiring disclosure by the Company under any paragraph of Item 404 of Regulation S-K.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” included in this Form 10-K. Based upon this review and discussion, the Compensation Committee recommended to our Board of Directors that the “Compensation Discussion and Analysis” be included in this Form 10-K/A for the fiscal year ended December 31, 2007 filed with the SEC.

COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

Harvey P. Eisen

Marshall S. Geller

A. Marvin Strait

Gene A. Washington

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of our common stock beneficially owned as of March 31, 2008 by each person who is known by us to own beneficially more than 5% of our outstanding common stock.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class
Pequot Capital Management, Inc. 500 Nyala Farm Road Westport, CT, 06880	1,451,570	(1)	8.7%

Dimensional Fund Advisors LP 1299 Ocean Avenue Santa Monica, CA 90401	1,197,057	(2)	7.2%

(1)     Based on a Schedule 13G/A filed by Pequot Capital Management, Inc. with the SEC on February 12, 2008.

(2)     Based on a Schedule 13G/A filed by Dimensional Fund Advisors LP (“Dimensional”) with the SEC on February 6, 2008. Dimensional has informed the Company that the shares are owned by advisory clients of Dimensional and that Dimensional disclaims beneficial ownership of such shares.

Security Ownership of Directors and Executive Officers

The following table sets forth, as of March 31, 2008, the beneficial ownership of common stock, by each director, each of the named executive officers, and all directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class (1)
Harvey P. Eisen	361,809	(2)	2.2%
Marshall S. Geller	218,645		1.3%
Scott N. Greenberg	120,660	(3)	*
Sue W. Kelly	1,500		*
Richard C. Pfenniger, Jr.	12,444		*
A. Marvin Strait	4,500		*
Gene A. Washington	500		*
Douglas E. Sharp	51,606	(4)	*
Sharon Esposito-Mayer	29,949	(4)	*
Karl Baer	27,146	(4)	*
L. Thomas Davis	16,608		*
Directors and Executive Officers as a group (12 persons)	867,960	(5)	5.2%

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

(3)     Includes (i) 8,616 shares of common stock allocated to Mr. Greenberg’s account pursuant to the provisions of our Retirement Savings Plan and (ii) 4,000 shares of common stock held by members of his family. Mr. Greenberg disclaims beneficial ownership of the 4,000 shares held by members of his family.

(4)     Includes 6,226 shares for Mr. Sharp, 2,754 shares for Ms. Esposito-Mayer, and 360 shares for Mr. Baer, issuable upon exercise of currently exercisable stock options; and 9,220 shares for Mr. Sharp, 7,407 for Ms. Esposito-Mayer, 6,457 shares for Mr. Baer, and 2,808 for Mr. Davis allocated pursuant to the provisions of our Retirement Savings Plan.

(5)     Includes 11,496 shares of common stock issuable upon exercise of currently exercisable stock options and 44,772 shares of common stock allocated to accounts pursuant to the provisions of our Retirement Savings Plan.

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

(1)   Does not include warrants to purchase 161,431 shares issued and sold to four Gabelli funds in conjunction with the 6% Conditional Subordinated Notes due 2008 (see Note 10 to the Consolidated Financial Statements in Item 8 of the Original Filing).

(2)   Does not include shares of common stock that may be issued to directors of the Company in lieu of cash for payment of quarterly director fees.

For a description of the material terms of the Company’s Non-Qualified Stock Option Plan and Incentive Stock Plan, see Note 14 to the Consolidated Financial Statements in Item 8 of the Original Filing.

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

Related Transactions

Indebtedness

On April 1, 2002, we entered into an incentive compensation agreement with Jerome I. Feldman (former Chief Executive Officer until April 2005 and Director of the Company until December 2007) pursuant to which he was eligible to receive up to five payments of $1,000,000 each, based on the closing price of our common stock sustaining or averaging increasing specified levels over periods of at least 10 consecutive trading days. On June 11, 2003, July 23, 2003, December 22, 2003, November 3, 2004 and December 10, 2004, he earned incentive payments of $1,000,000 each. We recorded compensation expense of $2,000,000 and $3,000,000 for the years ended December 31, 2004 and 2003, respectively, for this incentive compensation. Under the terms of the incentive compensation agreement, Mr. Feldman deferred payment of the incentive payments until May 31, 2007.

To the extent there were any outstanding loans from Mr. Feldman at the time an incentive payment was payable, we had the right to off-set the payment of such incentive payment first against the outstanding accrued interest under such loans and next against any outstanding principal. On May 31, 2007, we applied the entire deferred incentive compensation earned by Mr. Feldman during 2004 and 2003 against the unpaid accrued interest and principal on his outstanding loans which had been issued to him previously (in year 2000 and prior) to exercise stock options to purchase Class B Common Stock of the Company.

As of May 31, 2007, we had notes receivable and accrued interest from Mr. Feldman of approximately $207,000 after offsetting Mr. Feldman’s deferred incentive compensation earned in 2003 and 2004, as discussed above. Mr. Feldman repaid the outstanding note receivable balance and accrued interest owed by him to us in cash in June 2007.

Management Services Agreement with NPDC

Prior to the spin-off of NPDC in 2004, NPDC was a wholly-owned subsidiary of GP Strategies.  In connection with the spin-off, we entered into a separate management agreement with NPDC pursuant to which we provided certain general corporate services to NPDC and were reimbursed for such services. The term of the agreement extended for three years from the date of the spin-off, or through November 24, 2007. For the years ended December 31, 2007, 2006 and 2005, NPDC paid us management fees of $352,000, $925,000 and $1,141,000, respectively, as compensation for these services. Although the management agreement expired on November 24, 2007, we ceased providing such services to NPDC on May 31, 2007.

Directorships

Certain of our Directors also serve as Directors of NPDC and GSE. Scott N. Greenberg is currently a Director of NPDC and GSE, and was Chief Financial Officer of NPDC until August 2007. Harvey P. Eisen is Chairman of the Board of NPDC and Managing Member of Bedford Oak Partners LP, which owns approximately 19.2% of the issued and outstanding shares of NPDC.

Guarantees

Subsequent to the spin-off of NPDC, we guaranteed certain operating leases for Five Star’s New Jersey and Connecticut warehouses, totaling approximately $1,589,000 annually through March 31, 2007. The leases have been extended and now expire in the first quarter of 2009. The annual rent obligations are currently approximately $1,600,000. In connection with our spin-off of NPDC, NPDC agreed to assume our obligation under such guarantees; to use commercially reasonable efforts to cause us to be released from such guaranty and to hold us harmless from all claims, expenses and liabilities connected with the leases or NPDC’s breach of any agreements effecting the spin-off. We have not received confirmation that we have been released under such guarantees.

Subsequent to the spin-off of NPDC, we continued to guarantee the repayment of one debt obligation of MXL Industries, Inc. (“MXL”), which is secured by property and certain equipment of MXL.  The aggregate outstanding balance as of December 31, 2007 was $1,005,000.  Our guarantee expires upon the maturity of the debt obligation in March 2011.

Director Independence

Our Board of Directors reviews the independence of its members on an annual basis. No Director will be deemed to be independent unless the Board affirmatively determines that the Director in question has no material relationship with GP Strategies, directly as an officer, stockholder, member or partner of an organization that has a material relationship with GP Strategies. The Board has not adopted any categorical standards of Director independence, however, the Board of Directors employs the standards of independence of the NYSE rules currently in effect in making its determination that a Director qualifies as independent. In its annual review of Director independence, the Board considers all commercial, banking, consulting, legal, accounting, charitable or other business relationships any Director may have with GP Strategies. As a result of its annual review, the Board of Directors has determined that Harvey P. Eisen, Marshall S. Geller, Sue W. Kelly, Richard C. Pfenniger, Jr., A. Marvin Strait and Gene A. Washington are independent and that Scott N. Greenberg, Chief Executive Officer, is not independent. We have Nominating/Corporate Governance, Compensation and Audit Committees and based on these standards, all current members of such committees are independent.

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accountant Fees

The following table sets forth the fees billed to us for the years ended December 31, 2007 and 2006 for professional services rendered by our independent registered public accountants, KPMG LLP:

	2007	2006
Audit Fees (1)	$1,442,000	$844,000
Audit-Related Fees (2)	148,000	47,000
Tax Fees (3)	391,000	59,000
All Other Fees	—	—
Total	$1,981,000	$950,000

(1)        Audit fees for 2007 consisted of $825,000 for the audit of our consolidated financial statements including quarterly review services, fees with respect to the audit of internal control over financial reporting and review of SEC reporting matters, $559,000 for the audit of Sandy Corporation (a significant acquired company in 2007) required by SEC Rule 3-05 of Regulation S-X, and $58,000 for statutory audit services for a foreign subsidiary. Audit fees for 2006 consisted of $811,000 for the audit of our consolidated financial statements, including quarterly review services, fees with respect to the audit of internal control over financial reporting, and review of SEC reporting matters, and $33,000 for statutory audit services for a foreign subsidiary.

(2)        Audit-related fees for 2007 consisted of the audit of the financial statements of employee benefit plans, attestation services and SAS 70 report relating to internal controls for our Business Process Outsourcing operations, and audit-related services for subsidiaries of General Physics. Audit-related fees for 2006 consisted of the audit of the financial statements of employee benefit plans and audit-related services for subsidiaries of General Physics.

(3)        Tax fees for 2007 and 2006 consisted of fees for tax compliance services, including the review of tax returns, and tax consulting services including technical research.

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

GP STRATEGIES CORPORATION

Dated: April 28, 2008

	By:	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

/s/ Sharon Esposito-Mayer
Sharon Esposito-Mayer
Executive Vice President and Chief Financial Officer

Exhibit Index

Index No.

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

* Filed herewith