Form 10-Q
period 2008-03-31
GP STRATEGIES CORP
filed 2008-05-08
CIK 70415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes   ☐ No   ☒

The number of shares outstanding of the registrant’s common stock as of May 2, 2008 was as follows:

Class	Outstanding
Common Stock, par value $.01 per share	16,644,948 shares

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,662	$3,868
Accounts and other receivables, less allowance for doubtful accounts of $865 in 2008 and 2007	46,717	46,897
Inventories, net	654	577
Costs and estimated earnings in excess of billings on uncompleted contracts	14,483	13,995
Prepaid expenses and other current assets	8,080	8,208
Total current assets	73,596	73,545
Property, plant and equipment	9,248	8,758
Accumulated depreciation	(6,375)	(5,915)
Property, plant and equipment, net	2,873	2,843
Goodwill	63,634	61,748
Intangible assets, net	6,680	6,340
Other assets	3,025	2,969
	$149,808	$147,445
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$4,718	$2,953
Current maturities of long-term debt	8,082	8,021
Accounts payable and accrued expenses	32,072	32,820
Billings in excess of costs and estimated earnings on uncompleted contracts	10,277	11,671
Total current liabilities	55,149	55,465
Long-term debt less current maturities	17	26
Deferred tax liabilities	490	491
Other noncurrent liabilities	1,564	1,081
Total liabilities	57,220	57,063
Stockholders’ equity:
Common stock, par value $0.01 per share	178	178
Additional paid-in capital	156,598	156,422
Accumulated deficit	(53,123)	(55,972)
Treasury stock at cost	(10,714)	(9,785)
Accumulated other comprehensive loss	(351)	(461)
Total stockholders’ equity	92,588	90,382
	$149,808	$147,445

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months ended
	March 31,
	2008	2007
Revenue	$66,919	$53,543
Cost of revenue	57,162	45,501
Gross profit	9,757	8,042
Selling, general and administrative expenses	4,803	4,619
Operating income	4,954	3,423
Interest expense	237	272
Other income	151	371
Income before income tax expense	4,868	3,522
Income tax expense	2,019	1,468
Net income	$2,849	$2,054

Basic weighted average shares outstanding	16,722	16,308
Diluted weighted average shares outstanding	16,920	16,962

Per common share data:
Basic earnings per share	$0.17	$0.13
Diluted earnings per share	$0.17	$0.12

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Three months ended March 31, 2008 and 2007

(Unaudited, in thousands)

	2008	2007
Cash flows from operating activities:
Net income	$2,849	$2,054
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	954	974
Deferred income taxes	1,407	1,109
Non-cash compensation expense	638	318
Changes in other operating items:
Accounts and other receivables	577	(504)
Inventories	(77)	23
Costs and estimated earnings in excess of billings on uncompleted contracts	(413)	(10,585)
Prepaid expenses and other current assets	(1,256)	(565)
Accounts payable and accrued expenses	1,168	239
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,663)	602
Other	(20)	(93)
Net cash provided by (used in) operating activities	4,164	(6,428)

Cash flows from investing activities:
Additions to property, plant and equipment	(447)	(125)
Acquisitions, net of cash acquired	(1,156)	(5,317)
Payment of contingent consideration for Sandy acquisition	(2,500)	—
Net cash used in investing activities	(4,103)	(5,442)

Cash flows from financing activities:
Net proceeds from short-term borrowings	1,765	3,852
Repurchases of common stock in the open market	(1,413)	(983)
Change in negative cash book balances	(645)	—
Proceeds from issuance of common stock	23	610
Payments of obligations under capital leases	(9)	(14)
Net cash provided by (used in) financing activities	(279)	3,465

Effect of exchange rate changes on cash and cash equivalents	12	(2)
Net decrease in cash and cash equivalents	(206)	(8,407)
Cash and cash equivalents at beginning of period	3,868	8,660
Cash and cash equivalents at end of period	$3,662	$253

Non-cash financing activities:
Reduction in carrying value of Gabelli Notes upon exercise of warrants	$—	$2,099
Capital lease obligation	—	121

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2008
(Unaudited)

(1)                    Basis of Presentation

GP Strategies Corporation (the “Company”) was incorporated in Delaware in 1959. The Company’s business consists of its training, engineering, technical services and consulting business operated by General Physics Corporation (“General Physics” or “GP”).  General Physics is a workforce development company that seeks to improve the effectiveness of organizations by providing training, management consulting, e-Learning solutions, engineering and technical services that are customized to meet the specific needs of clients.

On March 1, 2008, General Physics completed the acquisition of Performance Consulting Services, Inc. (“PCS”), a company specializing in performance engineering support, training, combustion optimization, the implementation of smart equipment condition monitoring systems and testing services for power plants. The results of PCS’ operations have been included in the consolidated financial statements for the period beginning March 1, 2008. See note 3 for further details.

On October 1, 2007, General Physics acquired Via Training, LLC (“Via”), a U.S. custom e-Learning sales training company. The results of Via’s operations have been included in the consolidated financial statements since October 1, 2007.

On June 1, 2007, General Physics, through its wholly owned subsidiary, General Physics (UK) Ltd. (“GPUK”), completed the acquisition of Smallpeice Enterprises Limited (“SEL”), a provider of business improvement and technical and management training services in the United Kingdom. The results of SEL’s operations have been included in the consolidated financial statements since June 1, 2007.

On January 23, 2007, General Physics completed the acquisition of certain operating assets and the business of Sandy Corporation (“Sandy”), a leader in custom product sales training and part of the ADP Dealer Services division of ADP, Inc. (“ADP”). Sandy, which is run as an unincorporated division of General Physics, offers custom sales training and print-based and electronic publications primarily to the U.S. automotive industry. The results of Sandy’s operations have been included in the consolidated financial statements since January 23, 2007.

The accompanying condensed consolidated balance sheet as of March 31, 2008 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2008 and 2007 have not been audited, but have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007, as presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2008 interim period are not necessarily indicative of results to be expected for the entire year.

The condensed consolidated financial statements include the operations of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2008
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

	Three months ended
	March 31,
	2008	2007
	(In thousands)
Non-dilutive instruments	1,436	579

Dilutive common stock equivalents	198	654

(3)              Acquisition

On March 1, 2008, General Physics completed the acquisition of PCS, a company specializing in performance engineering support, training, combustion optimization, the implementation of smart equipment condition monitoring systems and testing services for power plants. The purchase price consists of $1,000,000 in cash paid at closing and $1,000,000 of guaranteed future payments to be paid in two equal installments on January 31, 2009 and January 31, 2010. In addition, General Physics may be required to pay up to an additional $2,255,000, contingent upon the achievement of certain revenue targets, as defined in the purchase agreement, during the two twelve-month periods following the completion of the acquisition.

PCS is included in the Company’s Process, Energy & Government segment and the results of its operations have been included in the consolidated financial statements for the period beginning March 1, 2008. The pro-forma impact of the PCS acquisition is not material to the Company’s results of operations for the three months ended March 31, 2008. The preliminary estimated purchase price for PCS was $2,100,000, which consisted of $1,000,000 in cash paid at closing, $1,000,000 of deferred payments and approximately $100,000 of acquisition costs. The preliminary purchase price allocation consists of approximately $200,000 of tangible net assets and $1,900,000 of goodwill and intangible assets.  The Company is currently finalizing the purchase price allocation, including the valuation of intangible assets.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2008
(Unaudited)

(4)                     Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable business segment for the three months ended March 31, 2008 were as follows (in thousands):

	Manufacturing	Process, Energy	Sandy Training
	& BPO	& Government	& Marketing	Total
Balance at December 31, 2007	$38,231	$21,009	$2,508	$61,748
Acquisition (note 3)	—	1,367	—	1,367
Foreign currency fluctuations	15	—	—	15
Adjustments to purchase price allocations	4	—	500	504
Balance at March 31, 2008	$38,250	$22,376	$3,008	$63,634

As of December 31, 2007, the Company had accrued $2,000,000 of contingent consideration with respect to the first twelve-month period following the completion of the Sandy acquisition based on the revenue targets achieved for the eleven-month period ended December 31, 2007. The actual contingent consideration paid during the first quarter of 2008 with respect to the first full twelve-month period completed in 2008 was $2,500,000.  The accrued contingent consideration of $2,000,000 was applied to goodwill during 2007 and the additional $500,000 of contingent consideration paid in excess of the accrual was applied to goodwill during the first quarter of 2008.

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

	March 31, 2008		December 31, 2007
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Customer relationships	$6,755	$(818)	$6,115	$(600)
Contract backlog	1,305	(1,305)	1,305	(1,257)
Non-compete agreements	1,340	(994)	1,340	(977)
Software and other	458	(61)	458	(44)
	$9,858	$(3,178)	$9,218	$(2,878)

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2008
(Unaudited)

(5)                     Stock-Based Compensation

The Company accounts for its stock-based compensation awards under Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS No. 123R”) which requires the recognition of compensation expense for all equity-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Three months ended March 31,
	2008	2007
Non-qualified stock options	$118	$11
Restricted stock units	66	75
Board of Director stock grants	37	23
Total stock-based compensation expense	$221	$109

Pursuant to the Company’s 1973 Non-Qualified Stock Option Plan, as amended, and 2003 Incentive Stock Plan, the Company may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of the Company’s common stock to officers, employees or members of the Board of Directors. As of March 31, 2008, the Company had non-qualified stock options and restricted stock units outstanding under these plans as discussed below.

Non-Qualified Stock Options

Summarized information for the Company’s non-qualified stock options is as follows:

			Weighted
		Weighted	average	Aggregate
	Number of	average	remaining	intrinsic
Stock Options	options	exercise price	years	value
Outstanding at December 31, 2007	1,037,221	$10.22
Granted	12,600	9.66
Exercised	(5,605)	4.10
Cancelled/expired	(14,913)	8.44
Outstanding at March 31, 2008	1,029,303	$10.27	4.87	$655,000
Exercisable at March 31, 2008	136,703	$5.12	2.52	$655,000

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2008
(Unaudited)

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

		Weighted
		average
	Three months ended	grant date
	March 31, 2008	fair value
	(In shares)	(In dollars)
Outstanding and unvested, December 31, 2007	163,320	$8.14
Granted	23,700	9.80
Vested	(16,201)	8.96
Forfeited	—	—
Outstanding and unvested, March 31, 2008	170,819	$8.29

(6)                     Short-Term Borrowings

General Physics has a $25 million Financing and Security Agreement (the “Credit Agreement”), with a bank that expires on August 31, 2009 with annual renewal options. The Credit Agreement is secured by certain assets of General Physics and provides for an unsecured guaranty from the Company.

The maximum interest rate on the Credit Agreement is at the daily LIBOR market index rate plus 2.75%. Based upon the financial performance of General Physics, the interest rate can be reduced. As of March 31, 2008, the rate was LIBOR plus 1.25% which resulted in a rate of approximately 3.95%. The Credit Agreement contains covenants with respect to General Physics’ minimum tangible net worth, leverage ratio, interest coverage ratio and its ability to make capital expenditures. General Physics was in compliance with all loan covenants under the Credit Agreement as of March 31, 2008. The Credit Agreement also contains certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends. The Credit Agreement permits General Physics to provide the Company up to $10,000,000 of cash to repurchase shares of its outstanding common stock in the open market. The Company is otherwise currently restricted from paying dividends or management fees to the Company in excess of $1,000,000 in any year, with the exception of a waiver which permits General Physics to provide up to $8,100,000 in cash to repay debt obligations which mature in 2008 in the event the Company does not have available cash (see Note 7).

As of March 31, 2008, there were $4,718,000 of borrowings outstanding and $20,112,000 of available borrowings under the Credit Agreement.  As of December 31, 2007, there were $2,953,000 of borrowings outstanding under the Credit Agreement.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2008
(Unaudited)

(7)                     Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
6% conditional subordinated notes due 2008 (a)	$2,885	$2,885
ManTech Note (b)	5,251	5,251
Capital lease obligations	52	61
	8,188	8,197
Less warrant related discount, net of accretion	(89)	(150)
	8,099	8,047
Less current maturities	(8,082)	(8,021)
	$17	$26

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

The Gabelli Notes bear interest at 6% per annum payable semi-annually commencing on December 31, 2003 and mature in August 2008. The Gabelli Notes are secured by a mortgage on the Company’s former property located in Pawling, New York which was distributed to National Patent Development Corporation (“NPDC”) in connection with its spin-off by the Company on November 24, 2004. In addition, at any time that less than $1,875,000 of the principal amount of the Gabelli Notes is outstanding, the Company may defease the obligations secured by the mortgage and obtain a release of the mortgage by depositing with an agent for the Noteholders bonds or government securities with an investment grade rating by a nationally recognized rating agency which, without reinvestment, will provide cash on the maturity date of the Gabelli Notes in an amount not less than the outstanding principal amount of the Gabelli Notes.

Subsequent to the spin-off of NPDC in 2004 and GSE Systems, Inc. (“GSE”) in 2005, and in accordance with the anti-dilution provisions of the warrant agreement for stock splits, reorganizations, mergers and similar transactions, the number of GP Warrants was adjusted to 984,116 and the exercise price was adjusted to $5.85 per share. The GP warrants are exercisable at any time until August 2008. The exercise price may be paid in cash, by delivery of the Gabelli Notes, or a combination of the two. During the years ended December 31, 2007 and 2006, Gabelli exercised 624,862 and 197,823 GP Warrants, respectively, which reduced the principal balance of the Gabelli Notes by an aggregate of $4,615,000.  Gabelli did not exercise any warrants during the

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2008
(Unaudited)

three months ended March 31, 2008. As of March 31, 2008, there were 161,431 GP Warrants outstanding and exercisable with an exercise price of $5.85.

The fair value of the GP Warrants at the date of issuance was $2,389,000, which reduced long-term debt in the accompanying condensed consolidated balance sheets and is being accreted as additional interest expense using the effective interest rate over the term of the Gabelli Notes. The Gabelli Notes have a yield to maturity of 15.436% based on the discounted value. Accretion charged as interest expense was approximately $61,000 and $75,000 for the three months ended March 31, 2008 and 2007, respectively.

 (b)                  In October 2003, the Company issued a five-year 5% note due in full in October 2008 in the principal amount of $5,251,000 to ManTech International. Interest is payable quarterly. Each year during the term of the note, the holder of the note has the option to convert up to 20% of the original principal amount of the note into common stock of the Company at the then market price of the Company’s common stock, but only in the event that the Company’s common stock is trading at $10 per share or more. In the event that less than 20% of the principal amount of the note is not converted in any year, such amount not converted will be eligible for conversion in each subsequent year until converted or until the note is repaid in cash. ManTech has not converted any portion of the note into common stock and the principal balance of such note was $5,251,000 as of March 31, 2008.

(8)                     Income Taxes

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

As of March 31, 2008, the Company had $2,218,000 of unrecognized tax benefits, all of which would impact the effective tax rate if recognized. These unrecognized tax benefits are presented as a reduction of the deferred tax asset balance in the condensed consolidated balance sheet as of March 31, 2008 since they relate to tax positions taken in years which resulted in net operating loss carryforwards. The Company has not increased or decreased the amount of unrecognized tax benefits reflected in its condensed consolidated balance sheet since the adoption of FIN No. 48 on January 1, 2007, and does not expect any material changes to its uncertain tax positions in the next twelve months. As of March 31, 2008, the Company had no accrued interest or penalties due to the existence of net operating loss carryforwards in the years in which the related tax positions were taken. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examination by tax authorities for years prior to 2002.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2008
(Unaudited)

(9)                     Stockholders’ Equity

Changes in stockholders’ equity during the three months ended March 31, 2008 were as follows (in thousands):

					Accumulated
		Additional		Treasury	other	Total
	Common	paid-in	Accumulated	stock	comprehensive	stockholders’
	stock	capital	deficit	at cost	loss	equity
Balance at December 31, 2007	$178	$156,422	$(55,972)	$(9,785)	$(461)	$90,382
Net income	—	—	2,849	—	—	2,849
Other comprehensive income	—	—	—	—	110	110
Repurchases of common stock	—	—	—	(1,413)	—	(1,413)
Stock-based compensation	—	194	—	27	—	221
Issuances of treasury stock	—	(18)	—	457	—	439
Balance at March 31, 2008	$178	$156,598	$(53,123)	$(10,714)	$(351)	$92,588

(10)              Comprehensive Income

The following are the components of comprehensive income (in thousands):

	Three months ended
	March 31,
	2008	2007
Net income	$2,849	$2,054
Other comprehensive income - foreign currency translation	110	33
Comprehensive income	$2,959	$2,087

As of March 31, 2008 and December 31, 2007, accumulated other comprehensive loss was $351,000 and $461,000, respectively, and consisted of foreign currency translation adjustments.

(11)              Business Segments

As of March 31, 2008, the Company operated through three reportable business segments: (i) Manufacturing & Business Process Outsourcing (“BPO”), (ii) Process, Energy & Government, and (iii) Sandy Training & Marketing. The Company is organized by operating group primarily based upon the markets served by each group and the services performed. The Manufacturing & BPO and Process, Energy & Government segments represent an aggregation of the Company’s operating segments in accordance with the aggregation criteria in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), and the Sandy Training & Marketing segment represents one operating segment as defined in SFAS No. 131. During the first quarter of 2008, the Company transferred the management responsibility for its automotive technical training business unit from the Manufacturing &

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2008
(Unaudited)

BPO segment to the Sandy Training & Marketing segment. The Company has reclassified the segment information below for the prior year interim period to reflect this change and conform to the current period’s presentation.

Further information regarding our business segments is discussed below.

Manufacturing & BPO. The Manufacturing & BPO segment delivers training, curriculum design and development, staff augmentation, e-Learning services, system hosting, integration and help desk support, training business process outsourcing, and consulting and technical services primarily to large companies in the steel, pharmaceutical, electronics and semiconductors, automotive, financial and other industries as well as to government agencies. The October 2007 acquisition of Via has expanded this segment’s delivery capabilities and diversified its core client base in the software, electronics and semiconductors and retail markets.  This segment’s ability to deliver a wide range of training services allows the Company to take over the entire learning function for the client, including their training personnel.

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

Sandy Training and Marketing. Acquired in January 2007, Sandy is a provider of custom product sales training and has been a leader in serving manufacturing customers in the U.S. automotive industry for over thirty years. Sandy provides custom product sales training designed to better educate customer sales forces with respect to new product features and designs, in effect rapidly increasing the sales force knowledge base and enabling them to address detailed customer queries. Furthermore, Sandy helps its clients assess their customer relationship management strategy, measure performance against competitors and connect with customers on a one-to-one basis. As mentioned above, this segment also provides technical training services to automotive customers.

Significant Customers & Concentration of Credit Risk

The Company has a concentration of revenue from General Motors Corporation and its affiliates (“General Motors”) as well as a market concentration in the automotive sector. For the three months ended March 31, 2008 and 2007, revenue from General Motors accounted for approximately 22% and 20%, respectively, of the Company’s consolidated revenue, and revenue from the automotive industry accounted for approximately 29% and 25%, respectively, of the Company’s consolidated revenue. Accounts receivable from General Motors totaled $11,731,000 as of March 31, 2008 which is reflected in the condensed consolidated balance sheet. No other customer accounted for more than 10% of the Company’s revenue in the first quarter of 2008 or accounts receivable as of March 31, 2008.

The Company also has a concentration of revenue from the United States government. For the three months ended March 31, 2008 and 2007, sales to the United States government and its agencies represented approximately 18% and 20%, respectively, of the Company’s consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by the Company as separate customers. Revenue from the Department of the Army, which is included in the

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2008
(Unaudited)

Process, Energy & Government segment, accounted for approximately 6% and 10% of the Company’s consolidated revenue for the three months ended March 31, 2008 and 2007, respectively.

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

The following tables set forth the revenue and operating income of each of the Company’s operating segments and includes a reconciliation of segment revenue to consolidated revenue and operating income to consolidated income before income tax expense (in thousands):

	Three months ended
	March 31,
	2008	2007
Revenue:
Manufacturing & BPO	$29,121	$23,500
Process, Energy & Government	19,430	16,778
Sandy Training & Marketing	18,368	13,265

	$66,919	$53,543
Operating income:
Manufacturing & BPO	$1,919	$1,530
Process, Energy & Government	2,791	1,931
Sandy Training & Marketing	783	470
Corporate and other	(539)	(508)

	4,954	3,423

Interest expense	(237)	(272)
Other income	151	371

Income before income tax expense	$4,868	$3,522

(12)              Guarantees

Subsequent to the spin-off of NPDC, the Company continued to guarantee certain obligations of NPDC’s subsidiaries, Five Star Products, Inc. (“Five Star”) and MXL Industries, Inc. (“MXL”).  The Company guaranteed certain operating leases for Five Star’s New Jersey and Connecticut warehouses, which totaled approximately $1,589,000 per year through March 31, 2007.  The leases have been extended and now expire in the first quarter of 2009. The annual rent obligations are currently approximately $1,600,000. In connection with the spin-off of NPDC by the Company, NPDC agreed to assume the Company’s obligation under such guarantees, to use commercially reasonable efforts to cause the Company to be released from each such guaranty, and to hold the Company harmless from all claims, expenses and liabilities connected with the leases or NPDC’s breach of any agreements effecting the spin-off. The Company has not received confirmation that it has been released from these guarantees. The Company

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2008
(Unaudited)

does not expect to incur any material payments associated with these guarantees, and as such, no liability is reflected in the condensed consolidated balance sheets.

The Company also guarantees the repayment of a debt obligation of MXL, which is secured by property and certain equipment of MXL. The aggregate outstanding balance of MXL’s debt obligation as of March 31, 2008 was $980,000. The Company’s guarantee expires upon the maturity of the debt obligation in March 2011. The Company does not expect to incur any material payments associated with this guarantee, and as such, no liability is reflected in the condensed consolidated balance sheets.

(13)              Litigation

In 2001 the Company initiated legal proceedings in connection with its 1998 acquisition of Learning Technologies from various subsidiaries (“Systemhouse”) of MCI Communications Corporation (“MCI”) which were subsequently acquired by Electronic Data Systems Corporation (“EDS”). The Company has settled its fraud claims against EDS and Systemhouse, but continues to have a claim against MCI as an unsecured creditor.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

General Overview

Our business consists of our principal operating subsidiary, General Physics, a global training, engineering, technical services and consulting company that seeks to improve the effectiveness of organizations by providing training, management consulting, e-Learning solutions, engineering and technical services and products that are customized to meet the specific needs of clients. Clients include Fortune 500 companies and manufacturing, process and energy companies and other commercial and governmental customers. We believe we are a global leader in performance improvement, with four decades of experience in providing solutions to optimize workforce performance.

We operate through three reportable business segments: (i) Manufacturing & Business Process Outsourcing (“BPO”), (ii) Process, Energy & Government, and (iii) Sandy Training & Marketing. We are organized by operating group primarily based upon the markets served by each group and the services performed. The Manufacturing & BPO and Process, Energy & Government segments represent an aggregation of our operating segments in accordance with the aggregation criteria in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), and the Sandy Training & Marketing segment represents one operating segment as defined in SFAS No. 131. During the first quarter of 2008, we transferred the management responsibility for our automotive technical training business unit from the Manufacturing & BPO segment to the Sandy Training & Marketing segment. The Company has reclassified the segment information for the prior year interim period to reflect this change and conform to the current period’s presentation.

Further information regarding our business segments is discussed below.

Manufacturing & BPO. The Manufacturing & BPO segment delivers training, curriculum design and development, staff augmentation, e-Learning services, system hosting, integration and help desk support, training business process outsourcing, and consulting and technical services primarily to large companies in the steel, pharmaceutical, electronics and semiconductors, automotive, financial and other industries as well as to government agencies. The October 2007 acquisition of Via Training, LLC (“Via”) has expanded this segment’s delivery capabilities and diversified its core client base in the software, electronics and semiconductors and retail markets.  This segment’s ability to deliver a wide range of training services allows us to take over the entire learning function for the client, including their training personnel.

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

Sandy Training and Marketing. Acquired in January 2007, Sandy is a provider of custom product sales training and has been a leader in serving manufacturing customers in the U.S. automotive industry for over thirty years. Sandy provides custom product sales training designed to better educate customer sales forces with respect to new product features and designs, in effect rapidly increasing the sales force knowledge base and enabling them to address detailed customer queries. Furthermore, Sandy helps its clients assess their customer relationship management strategy, measure performance against competitors and connect with customers on a one-to-one basis. As mentioned above, this segment also provides technical training services to automotive customers.

Significant Events

Acquisition

On March 1, 2008, General Physics completed the acquisition of Performance Consulting Services, Inc. (“PCS”), a company specializing in performance engineering support, training, combustion optimization, the implementation of smart equipment condition monitoring systems and testing services for power plants. The purchase price consists of $1.0 million in cash paid at closing and $1.0 million of guaranteed future payments to be paid in two equal installments on January 31, 2009 and January 31, 2010. In addition, General Physics may be required to pay up to an additional $2.3 million, contingent upon the achievement of certain revenue targets, as defined in the purchase agreement, during the two twelve-month periods following the completion of the acquisition.

PCS is included in our Process, Energy & Government segment and the results of its operations have been included in our consolidated financial statements for the period beginning March 1, 2008. The pro-forma impact of the PCS acquisition is not material to our results of operations for the three months ended March 31, 2008. The preliminary estimated purchase price for PCS was $2.1 million, which consisted of $1.0 million in cash paid at closing, $1.0 million of deferred payments and approximately $0.1 million of acquisition costs. The preliminary purchase price allocation consists of approximately $0.2 million of tangible net assets and $1.9 million of goodwill and intangible assets.  We are currently finalizing the purchase price allocation, including the valuation of intangible assets.

Share Repurchase Program

As previously disclosed, our Board of Directors authorized the repurchase of shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors. An aggregate of $13.0 million of share repurchases was authorized, which consisted of $5.0 million authorized in January 2006, an additional $5.0 million authorized in August 2007, and an additional $3.0 million authorized in March 2008.  During the years ended December 31, 2007 and 2006, we repurchased approximately 678,500 and 420,000 shares, respectively, of our common stock in the open market for a total cost of approximately $6.5 million and $3.1 million, respectively. During the three months ended March 31, 2008, we repurchased approximately 152,000 shares of our common stock in the open market for a total cost of approximately $1.4 million. As of March 31, 2008, there was approximately $2.0 million available for future share repurchases under the buyback program. There is no expiration date for the repurchase program.

Operating Highlights

Three Months ended March 31, 2008 compared to the Three Months ended March 31, 2007

For the three months ended March 31, 2008, we had income before income tax expense of $4.9 million compared to $3.5 million for the three months ended March 31, 2007.  The improved results were primarily due to an increase in operating income of $1.5 million, the components of which are discussed below. Net income was $2.8 million, or $0.17 per diluted share, for the three months ended March 31, 2008, compared to net income of $2.1 million, or $0.12 per diluted share, for the three months ended March 31, 2007.

Revenue

	Three months ended
	March 31,
(Dollars in thousands)	2008	2007

Manufacturing & BPO	$29,121	$23,500
Process, Energy & Government	19,430	16,778
Sandy Training & Marketing	18,368	13,265
	$66,919	$53,543

Manufacturing & BPO revenue increased $5.6 million or 23.9% during the first quarter of 2008 compared to the first quarter of 2007. The increase in revenue is due to the following: a $2.4 million increase in revenue from our operations in the United Kingdom, which consists of a $1.4 million increase attributable to the acquisition of Smallpeice Enterprises Limited (SEL) in June 2007 and a $1.0 million increase in revenue primarily due to increased training services with European BPO clients; a $1.5 million increase in revenue attributable to the acquisition of Via in October 2007; a $2.3 million net increase in BPO and e-Learning services with new and existing U.S. customers; offset by a $0.6 million reduction in services for a lean consulting client in the first quarter of 2008 compared to the first quarter of 2007.

Process, Energy & Government revenue increased $2.7 million or 15.8% during the first quarter of 2008 compared to the first quarter of 2007. The increase in revenue is due to the following: a $1.2 million net increase in training and related products and services primarily to energy customers; a $0.8 million net increase relating to construction projects for liquefied natural gas (LNG) and hydrogen fueling station facilities; and a $0.7 million net increase in engineering and technical services primarily for customers in the aerospace industry.

Sandy Training & Marketing revenue increased $5.1 million or 38.5% during the first quarter of 2008 compared to the first quarter of 2007. Of the net revenue increase, $3.9 million is due to Sandy’s results being included for a full quarter in 2008 compared to a partial quarter in 2007, as the acquisition of Sandy was completed on January 23, 2007. In addition, revenue increased $1.6 million during the first quarter of 2008 primarily due to the expansion of sales training programs with existing automotive customers and an increase in publications shipped during the first quarter of 2008 compared to the first quarter of 2007.  The increases in revenue in this segment were offset by a $0.4 million decrease in technical training services provided to automotive customers. As mentioned above, we transferred management responsibility for our automotive technical training business unit from the Manufacturing & BPO segment to the Sandy Training & Marketing segment during the first quarter of 2008.

We experience quarterly fluctuations in revenue and income related to Sandy’s publications business, since revenue and cost on publication contracts are recognized in the period in which the publications ship, based on the output method of performance. Shipments occur at various times throughout the year and the volume of publications shipped could fluctuate from quarter to quarter. Publications revenue in the Sandy Training & Marketing segment totaled $4.0 million during the first quarter of 2008 compared to $2.6 million during the first quarter of 2007. Publications revenue increased $1.4 million during the first quarter of 2008 compared to the first quarter of 2007, with $1.1 million of the increase in publications revenue reflected in the $3.9 million net increase attributable to the timing of the Sandy acquisition noted above.

Gross Profit

	Three months ended
	March 31,
	2008		2007
(Dollars in thousands)		% Revenue		% Revenue
Manufacturing & BPO	$3,715	12.8%	$3,146	13.4%
Process, Energy & Government	3,932	20.2%	3,101	18.5%
Sandy Training & Marketing	2,110	11.5%	1,795	13.5%
	$9,757	14.6%	$8,042	15.0%

Manufacturing & BPO gross profit of $3.7 million or 12.8% of revenue for the first quarter of 2008 increased by $0.6 million or 18.1% when compared to gross profit of $3.1 million or 13.4% of revenue for the first quarter of 2007. The increase in gross profit dollars is primarily attributable to the increase in gross profit from our UK operations largely due to the acquisition of SEL in June 2007, and due to other revenue increases in this segment including an increase attributable to the acquisition of Via in October 2007. Gross profit as a percentage of revenue decreased slightly in this segment during the first quarter of 2008 compared to the first quarter of 2007, primarily due to some courses running below full capacity for certain of our BPO clients, as well as a decline in revenue and corresponding profit margin in lean consulting services during the first quarter of 2008 as mentioned above in the revenue section.

Process, Energy & Government gross profit of $3.9 million or 20.2% of revenue for the first quarter of 2008 increased by $0.8 million or 26.8% when compared to gross profit of $3.1 million or 18.5% of revenue for the first quarter of 2007. The increase in gross profit dollars and margin is primarily attributable to the revenue growth in this segment, including an increase in software product sales to energy clients during the first quarter of 2008, as well as costs not increasing as the same rate as the revenue growth for certain business units within this segment during the first quarter of 2008 compared to the first quarter of 2007.

Sandy Training and Marketing gross profit of $2.1 million or 11.5% of revenue for the first quarter of 2008 increased by $0.3 million or 17.5% when compared to gross profit of $1.8 million or 13.5% of revenue for the first quarter of 2007. The increase in gross profit dollars is largely due to Sandy’s results being included for a full quarter in 2008 compared to a partial quarter in 2007, as the acquisition of Sandy was completed on January 23, 2007, as well as the other net increases in revenue discussed above.  Gross profit as a percentage of revenue decreased in this segment during the first quarter of 2008 compared to the first quarter of 2007, primarily due to an increase in business development costs related to our west coast operations in this segment, and a decrease in revenue and margin in our automotive technical training business unit within this segment.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.2 million or 4.0% from $4.6 million for the first quarter of 2007 to $4.8 million for the first quarter of 2008.  The increase is primarily due to an increase in labor, benefits and facilities expense related to the acquisitions we completed during 2007, offset by a net $0.2 million decrease in amortization expense for intangible assets, primarily due to a decrease in amortization expense associated with the backlog we acquired in connection with the Sandy acquisition which became fully amortized in the first quarter of 2008.

Interest Expense

Interest expense decreased from $272,000 for the first quarter of 2007 to $237,000 for the first quarter of 2008.  The slight decrease is primarily due to a decrease in interest expense related to the Gabelli Notes as a result of warrant exercises by Gabelli during 2007 which resulted in a decrease in the principal balance of the debt (see Note 7 to the accompanying condensed consolidated financial statements).

Other Income

Other income decreased from $371,000 for the first quarter of 2007 to $151,000 for the first quarter of 2008. The decrease is primarily due to a $125,000 gain on the sale of an investment in the first quarter of 2007 which did not recur in 2008 and a decrease in interest income, primarily due to lower cash balances during the first quarter of 2008 compared to the first quarter of 2007.

Income Tax Expense

Income tax expense was $2.0 million for the first quarter of 2008 compared to $1.5 million for the first quarter of 2007. The increase is due to increased income before income tax expense for the first quarter of 2008 compared to the first quarter of 2007.  The effective income tax rate was 41.5% and 41.7% for the three months ended March 31, 2008 and 2007, respectively. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the federal and state statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Liquidity and Capital Resources

Working Capital

For the quarter ended March 31, 2008, the Company’s working capital increased $0.3 million from $18.1 million at December 31, 2007 to $18.4 million at March 31, 2008. We believe that cash generated from operations and borrowings available under the General Physics Credit Agreement ($20.1 million of available borrowings as of March 31, 2008), will be sufficient to fund our working capital and other requirements for at least the next twelve months.

During the first quarter of 2008, we used $1.4 million of cash to repurchase approximately 152,000 shares of our common stock in the open market, and $1.2 million of cash, including transaction costs, to complete the acquisition of PCS. In addition, we paid ADP, Inc. (“ADP”) $2.5 million of contingent consideration during the first quarter of 2008 based upon the revenue targets achieved during the first twelve-month period following the completion of the Sandy acquisition.

In connection with the PCS acquisition on March 1, 2008, a portion of the purchase price consists of $1.0 million of guaranteed future payments to be paid in two equal installments on January 31, 2009 and January 31, 2010. In addition, we may be required to pay the following additional contingent consideration in connection with the acquisitions we completed during 2007 and 2008:

•      up to $4.0 million to ADP, contingent upon Sandy achieving certain revenue targets, as defined in the purchase agreement, during the second twelve-month period following the completion of the acquisition. As of December 31, 2007, we accrued $2.0 million of contingent consideration with respect to the first twelve-month period following the completion of the Sandy acquisition based on the revenue targets achieved for the eleven-month period ended December 31, 2007. As discussed above, the actual contingent consideration paid during the first quarter of 2008 with respect to the first full twelve-month period completed in 2008 was $2.5 million.  The accrued contingent consideration of $2.0 million was applied to goodwill during 2007 and the additional $0.5 million of contingent consideration paid in excess of the accrual was applied to goodwill during the first quarter of 2008;

•      up to $1.8 million to the seller of SEL, contingent upon SEL achieving certain earnings targets, as defined in the purchase agreement, during the one-year period following completion of the acquisition on June 1, 2007;

•      up to $3.3 million to the seller of Via, contingent upon Via achieving certain earnings targets during the two twelve-month periods following the completion of the acquisition (a maximum of $1.625 million each year subsequent to the October 1, 2007 acquisition date); and

•      up to $2.3 million to the sellers of PCS, contingent upon the achievement of certain revenue targets during the two twelve-month periods following the completion of the PCS acquisition (a maximum of $1.0 million and $1.3 million, respectively, for first and second twelve-month periods subsequent to the March 1, 2008 acquisition date).

Cash Flows

Three months ended March 31, 2008 compared to the Three Months ended March 31, 2007

The Company’s cash balance decreased $0.2 million from $3.9 million as of December 31, 2007 to $3.7 million as of March 31, 2008. The decrease in cash and cash equivalents during the first quarter of 2008 resulted from cash provided by operating activities of $4.2 million, cash used in investing activities of $4.1 million, and cash used in financing activities of $0.3 million.

Cash provided by operating activities was $4.2 million for the first quarter of 2008 compared to cash used in operations of $6.4 million for the first quarter of 2007.  The increase in cash provided by operating activities compared to the prior year is primarily due to favorable changes in operating assets and liabilities during the first quarter of 2008 compared to the first quarter of 2007, primarily due to the initial working capital investment required in the first quarter of 2007 related to the Sandy acquisition which did not recur in 2008. The increase in cash provided by operating activities is also due in part to an increase in both net income and non-cash items added back to net income for the first quarter of 2008 compared to the first quarter of 2007.

Cash used in investing activities was $4.1 million for the first quarter of 2008 compared to $5.4 million for the first quarter of 2007.  The decrease in cash used in investing activities is primarily due to a decrease in cash used for acquisitions during the first quarter of 2008 compared to the first quarter of 2007. We used a total of $3.7 million of cash during the first quarter of 2008 for acquisitions ($1.2 million for the PCS acquisition and $2.5 million of contingent consideration paid for the Sandy acquisition), compared to $5.3 million of cash paid upon completion of the Sandy acquisition in the first quarter of 2007.  The decrease in cash used in investing activities for acquisitions was slightly offset by an increase of $0.3 million of cash used for capital expenditures during the first quarter of 2008 compared to the first quarter of 2007.

Cash used in financing activities was $0.3 million for the first quarter of 2008 compared to cash provided by financing activities of $3.5 million for the first quarter of 2007.  The decrease in cash provided by financing activities is primarily due to a $2.1 million decrease in proceeds from short-term borrowings and a $0.6 million decrease in cash received from the exercise of stock options during the first quarter of 2008 compared to the first quarter of 2007. In addition, there was a $0.4 million increase in cash used for repurchases of our common stock in the open market during the first quarter of 2008 compared to the first quarter of 2007, and a $0.6 million decrease in our negative cash book balance during the first quarter of 2008 (the negative cash book balance results from outstanding checks which had not cleared the bank at the end of the period and are classified as accounts payable in the condensed consolidated balance sheets and presented as a financing activity in the condensed consolidated statements of cash flows).

Short-term Borrowings and Long-term Debt

General Physics has a $25 million Credit Agreement with a bank that expires on August 31, 2009, with annual renewal options, and is secured by certain assets of General Physics.  The maximum interest rate on borrowings under the Credit Agreement is at the daily LIBOR Market Index Rate plus 2.75%. Based upon the financial performance of General Physics, the interest rate can be reduced. As of March 31, 2008, the rate was LIBOR plus 1.25% which resulted in a rate of approximately 3.95%.  The Credit Agreement also contains certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends. The Credit Agreement permits General Physics to provide GP Strategies up to $10 million of cash to repurchase shares of its outstanding common stock in the open market. The Company is otherwise currently restricted from paying dividends or management fees to GP Strategies in excess of $1 million in any year, with the exception of a waiver which permits General Physics to provide up to $8.1 million of cash to repay debt obligations which mature in 2008 in the event GP Strategies does not have available cash (see Note 7 to the Condensed Consolidated Financial Statements). As of March 31, 2008, there were $4.7 million of borrowings outstanding and $20.1 million of available borrowings under the Credit Agreement.

In August 2003, we issued and sold to four Gabelli funds $7.5 million in aggregate principal amount of 6% Conditional Subordinated Notes due in August 2008 (“Gabelli Notes”) and 937,500 warrants (“GP Warrants”), each entitling the holder thereof to purchase (subject to adjustment) one share of our common stock at an exercise price of $8.00. The aggregate purchase price for the Gabelli Notes and GP Warrants was $7.5 million. The Gabelli Notes are secured by a mortgage on our former property located in Pawling, New York which was distributed to National Patent Development Corporation (“NPDC”) in the spin-off in November 2004. In addition, at any time that less than $1.9 million principal amount of the Gabelli Notes are outstanding, we may defease the obligations secured by the mortgage and obtain a release of the mortgage. Subsequent to the spin-offs of NPDC and GSE Systems, Inc. and in accordance with the anti-dilution provisions of the warrant agreement, the number of GP Warrants was adjusted to 984,116 and the exercise price was adjusted to $5.85 per share. During the years ended December 31, 2007 and 2006, Gabelli exercised 624,862 and 197,823 GP Warrants, respectively, which reduced the principal balance of the Gabelli Notes by an aggregate of $4,615,000. Gabelli did not exercise any warrants during the first quarter of 2008. As of March 31, 2008, the principal balance of the Gabelli Notes was $2.9 million and there were 161,431 GP Warrants outstanding and exercisable with an exercise price of $5.85 per share which expire in August 2008.

In October 2003, we issued a five-year 5% note due in full in October 2008 in the principal amount of $5.3 million to ManTech International (ManTech). Interest is payable quarterly. Each year during the term of the note, ManTech has the option to convert up to 20% of the original principal amount of the note into our common stock at the then market price of our common stock, but only in the event that our common stock is trading at $10 per share or more. In the event that less than 20% of the principal amount of the note is not converted in any year, such amount not converted will be eligible for conversion in each subsequent year until converted or until the note is repaid in cash. ManTech has not converted any portion of the note into common stock and the principal balance of such note was $5.3 million as of March 31, 2008.

Off-Balance Sheet Commitments

Subsequent to the spin-off of NPDC, we continued to guarantee certain obligations of NPDC’s subsidiaries, Five Star Products, Inc. (“Five Star”) and MXL Industries, Inc. (“MXL”).  We guaranteed certain operating leases for Five Star’s New Jersey and Connecticut warehouses, which totaled approximately $1.6 million per year through March 31, 2007.  The leases have been extended and now expire in the first quarter of 2009. The annual rent obligations are currently approximately $1.6 million. In connection with our spin-off of NPDC, NPDC agreed to assume our obligation under such guarantees, to use commercially reasonable efforts to cause us to be released from each such guaranty, and to hold us harmless from all claims, expenses and liabilities connected with the leases or NPDC’s breach of any agreements effecting the spin-off. We have not received confirmation that we have been released from these guarantees. We do not expect to incur any material payments associated with these guarantees, and as such, no liability is reflected in the condensed consolidated balance sheets.

We also guarantee the repayment of a debt obligation of MXL, which is secured by property and certain equipment of MXL. The aggregate outstanding balance of MXL’s debt obligation as of March 31, 2008 was $1.0 million. Our guarantee expires upon the maturity of the debt obligation in March 2011. We do not expect to incur any material payments associated with this guarantee, and as such, no liability is reflected in the condensed consolidated balance sheets.

Accounting Standards Issued

SFAS No. 141R

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for acquisitions in fiscal years beginning after December 15, 2008, and will be adopted by the Company on January 1, 2009.

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

Accounting Standards Adopted

SAB No. 110

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, Shared Based Payment (“SAB No. 110”).   SAB No. 110 expresses the views, that under certain circumstances, the SEC staff will continue to accept the use of a “simplified method” in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123R for stock option grants issued after December 31, 2007.  Examples of such circumstances might include those in which a company does not have sufficient historical stock option exercise experience upon which to estimate an expected term, situations where historical exercise data may no longer provide a reasonable basis upon which to estimate an expected term, or situations where more relevant detailed information (employee exercise patterns by industry and/or other categories of companies) is not widely available.  We currently use the simplified method to estimate the expected term for stock option grants due to inadequate historical experience to form a reasonable estimate. We will continue to use the simplified method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB No. 110.  SAB No. 110 was effective January 1, 2008.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No.157 was effective on January 1, 2008, except with respect to non-financial assets and liabilities for which the effective date was deferred by the FASB for one year later than the effective date set forth in SFAS No. 157. The initial adoption of SFAS No. 157 did not have an impact on our consolidated financial statements.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward looking statements.  Forward—looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results.  We use words such as “expects,” “intends,” “believes,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “plans” and similar expressions to indicate forward-looking statements, but their absence does not mean a statement is not forward-looking. Because these forward-looking statements are based upon management’s expectations and assumptions and are subject to risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, those factors set forth Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and those other risks and uncertainties detailed in our periodic reports and registration statements filed with the Securities and Exchange Commission.  We caution that these risk factors may not be exhaustive.  We operate in a continually changing business environment, and new risk factors emerge from time to time.  We cannot predict these new risk factors, nor can we assess the effect, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ from those expressed or implied by these forward-looking statements.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Internal Control Over Financial Reporting

Except as discussed below, during the quarter ended March 31, 2008, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d—15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

On January 1, 2008, we implemented a new financial system, which included a general ledger and various sub-ledgers. The implementation affected systems that include internal controls, and accordingly, the implementation has required certain revisions to our internal control over financial reporting. We reviewed the function and output of the system as it was implemented, as well as the controls affected by the implementation of the system, and made appropriate changes to affected internal controls. Because of inherent limitations, internal controls over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s share repurchase activity for the three months ended March 31, 2008:

Issuer Purchases of Equity Securities
				Total number		Approximate
				of shares		dollar value of
	Total number		Average	purchased as		shares that may yet
	of shares		price paid	part of publicly		be purchased under
Month	purchased		per share	announced program		the program
January 1-31, 2008	—		—	—		—
February 1-29, 2008	—		—	—		—
March 1-31, 2008	151,797	(1)	$9.27	151,797	(1)	$1,996,000

(1)

Represents shares repurchased in the open market in connection with our share repurchase program under which we may repurchase up to an aggregate of $13 million of our common stock from time to time in the open market subject to prevailing business and market conditions and other factors. The original $5 million buyback program was authorized by our Board of Directors and was publicly announced in January 2006, an additional $5 million of repurchases was authorized and announced in August 2007, and an additional $3 million of repurchases was authorized and announced in March 2008. There is no expiration date for the repurchase program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1

Certification of Chief Executive Officer of the Company dated May 8, 2008 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of Executive Vice President and Chief Financial Officer of the Company dated May 8, 2008 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification of Chief Executive Officer and Chief Financial Officer of the Company dated May 8, 2008 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GP STRATEGIES CORPORATION

May 8, 2008	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

/s/ Sharon Esposito-Mayer
Sharon Esposito-Mayer
Executive Vice President and Chief Financial Officer