Form 10-Q
period 2008-06-30
GP STRATEGIES CORP
filed 2008-08-07
CIK 70415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock as of July 31, 2008:

Class	Outstanding
Common Stock, par value $.01 per share	16,628,110 shares

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,229	$3,868
Accounts and other receivables, less allowance for doubtful accounts of $737 in 2008 and $865 in 2007	53,797	46,897
Inventories, net	773	577
Costs and estimated earnings in excess of billings on uncompleted contracts	10,890	13,995
Prepaid expenses and other current assets	7,412	8,208
Total current assets	77,101	73,545
Property, plant and equipment	10,107	8,758
Accumulated depreciation	(6,837)	(5,915)
Property, plant and equipment, net	3,270	2,843
Goodwill	63,950	61,748
Intangible assets, net	6,280	6,340
Other assets	2,658	2,969
	$153,259	$147,445
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$7,607	$2,953
Current maturities of long-term debt	2,295	7,986
Accounts payable and accrued expenses	35,957	32,855
Billings in excess of costs and estimated earnings on uncompleted contracts	10,425	11,671
Total current liabilities	56,284	55,465
Deferred tax liabilities	490	491
Other noncurrent liabilities	1,542	1,107
Total liabilities	58,316	57,063

Stockholders’ equity:
Common stock, par value $0.01 per share	178	178
Additional paid-in capital	156,578	156,422
Accumulated deficit	(50,140)	(55,972)
Treasury stock at cost	(11,391)	(9,785)
Accumulated other comprehensive loss	(282)	(461)
Total stockholders’ equity	94,943	90,382
	$153,259	$147,445

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue	$72,026	$63,658	$138,945	$117,201
Cost of revenue	61,694	54,354	118,856	99,855
Gross profit	10,332	9,304	20,089	17,346
Selling, general and administrative expenses	5,247	4,989	10,050	9,608
Operating income	5,085	4,315	10,039	7,738
Interest expense	246	387	483	659
Other income	252	143	403	514
Income before income tax expense	5,091	4,071	9,959	7,593
Income tax expense	2,108	1,724	4,127	3,192
Net income	$2,983	$2,347	$5,832	$4,401

Basic weighted average shares outstanding	16,606	16,584	16,664	16,447
Diluted weighted average shares outstanding	16,766	17,180	16,843	17,072

Per common share data:
Basic earnings per share	$0.18	$0.14	$0.35	$0.27
Diluted earnings per share	$0.18	$0.14	$0.35	$0.26

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Six months ended June 30, 2008 and 2007

(Unaudited, in thousands)

	2008	2007
Cash flows from operating activities:
Net income	$5,832	$4,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,832	1,998
Deferred income taxes	2,887	2,511
Non-cash compensation expense	1,341	856
Gain on early extinguishment of debt	(125)	—
Changes in other operating items, net of effect of acquisitions:
Accounts and other receivables	(6,499)	(11,676)
Inventories	(196)	(31)
Costs and estimated earnings in excess of billings on uncompleted contracts	3,213	(9,030)
Prepaid expenses and other current assets	(1,490)	(1,415)
Accounts payable and accrued expenses	2,778	4,067
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,612)	(157)
Other	169	160
Net cash provided by (used in) operating activities	8,130	(8,316)

Cash flows from investing activities:
Additions to property, plant and equipment	(1,751)	(702)
Acquisitions, net of cash acquired	(1,090)	(9,014)
Payment of contingent consideration for Sandy acquisition	(2,500)	—
Capitalized software development costs	—	(583)
Net cash used in investing activities	(5,341)	(10,299)

Cash flows from financing activities:
Net proceeds from short-term borrowings	4,654	9,102
Repayment of long-term debt	(5,126)	—
Change in negative cash book balances	1,312	2,756
Repurchases of common stock in the open market	(3,317)	(1,366)
Proceeds from issuance of common stock	51	1,338
Repayment of note receivable from shareholder	—	124
Payments on obligations under capital leases	(17)	(61)
Net cash provided by (used in) financing activities	(2,443)	11,893

Effect of exchange rate changes on cash and cash equivalents	15	9
Net increase (decrease) in cash and cash equivalents	361	(6,713)
Cash and cash equivalents at beginning of period	3,868	8,660
Cash and cash equivalents at end of period	$4,229	$1,947

Non-cash financing and investing activities:
Reduction in carrying value of Gabelli Notes upon exercise of warrants	$577	$3,225
Accrued contingent consideration	165	—

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2008

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

The accompanying condensed consolidated balance sheet as of June 30, 2008, the condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 have not been audited, but have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007, as presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2008 interim period are not necessarily indicative of results to be expected for the entire year. Certain amounts in 2007 have been reclassified to conform with the presentation in 2008.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2008

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

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands)
Non-dilutive instruments	1,244	597	1,340	588

Dilutive common stock equivalents	160	596	179	625

(3)                    Acquisition

Performance Consulting Services, Inc. (PCS)

On March 1, 2008, General Physics completed the acquisition of PCS, a company specializing in performance engineering support, training, combustion optimization, the implementation of smart equipment condition monitoring systems and testing services for power plants. The purchase price at closing consisted of $1.0 million in cash paid to the sellers, subject to a post-closing adjustment based on the final working capital amount set forth in the purchase agreement. The purchase price also includes $1.0 million of guaranteed future payments to be paid in two equal installments on January 31, 2009 and January 31, 2010. In addition, General Physics may be required to pay up to an additional $2.3 million, contingent upon the achievement of certain revenue targets, as defined in the purchase agreement, during the two twelve-month periods following the completion of the acquisition.

PCS is included in the Company’s Process, Energy & Government segment and the results of its operations have been included in the consolidated financial statements for the period beginning March 1, 2008. The pro-forma impact of the PCS acquisition is not material to the Company’s results of operations. The preliminary estimated purchase price for PCS is $2.1 million, consisting of $1.0 million in cash paid at closing, $1.0 million of deferred payments and $0.1 million of acquisition costs. The preliminary purchase price allocation consists of $0.1 million of tangible net assets, $1.5 million of goodwill and $0.5 million of customer related intangible assets to be amortized over five years.  The Company is currently

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2008

(Unaudited)

finalizing the purchase price adjustment with the sellers based on the final balance sheet as of the acquisition date and the working capital amount set forth in the purchase agreement.

(4)                    Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable business segment for the six months ended June 30, 2008 were as follows (in thousands):

	Manufacturing	Process, Energy	Sandy Training
	& BPO	& Government	& Marketing	Total
Balance at December 31, 2007	$38,231	$21,009	$2,508	$61,748
Acquisition (note 3)	—	1,509	—	1,509
Foreign currency fluctuations	15	—	—	15
Contingent consideration and adjustments to purchase price allocations	178	—	500	678
Balance at June 30, 2008	$38,424	$22,518	$3,008	$63,950

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

As of June 30, 2008, the Company accrued $165,000 of contingent consideration with respect to the twelve-month period subsequent to the SEL acquisition on June 1, 2007 based on the earnings targets achieved during that period. The accrued contingent consideration of $165,000 was applied to goodwill as of June 30, 2008 and was paid in August 2008.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2008

(Unaudited)

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

	June 30, 2008		December 31, 2007
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Customer relationships	$6,620	$(1,016)	$6,115	$(600)
Contract backlog	1,305	(1,305)	1,305	(1,257)
Non-compete agreements	1,340	(1,013)	1,340	(977)
Software and other	458	(109)	458	(44)
	$9,723	$(3,443)	$9,218	$(2,878)

(5)                    Stock-Based Compensation

The Company accounts for its stock-based compensation awards under Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment (SFAS No. 123R) which requires companies to recognize compensation expense for all equity-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Non-qualified stock options	$119	$17	$237	$28
Restricted stock units	110	99	176	174
Board of Directors stock grants	38	23	75	46
Total stock-based compensation	$267	$139	$488	$248

Pursuant to the Company’s 1973 Non-Qualified Stock Option Plan, as amended (the “Non-Qualified Plan”), and 2003 Incentive Stock Plan (the “2003 Plan”), the Company may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash and/or in shares of the Company’s common stock to officers, employees or members of the Board of Directors. As of June 30, 2008, the Company had non-qualified stock options and restricted stock units outstanding under these plans as discussed below.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2008

(Unaudited)

Non-Qualified Stock Options

Summarized information for the Company’s non-qualified stock options is as follows:

			Weighted
		Weighted	average	Aggregate
	Number of	average	remaining	intrinsic
Stock Options	options	exercise price	years	value
Outstanding at December 31, 2007	1,037,221	$10.22
Granted	12,600	9.66
Exercised	(11,594)	4.43
Cancelled/expired	(30,753)	10.45
Outstanding at June 30, 2008	1,007,474	10.27	4.72	$688,000
Exercisable at June 30, 2008	202,874	7.15	3.66	$683,000
Options expected to vest	873,584	10.15	4.62	$683,000

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

		Weighted
		average
	Six months ended	grant date
	June 30, 2008	fair value
	(In shares)	(In dollars)
Outstanding and unvested, December 31, 2007	163,320	$8.14
Granted	24,200	9.81
Vested	(47,801)	8.09
Forfeited	—	—
Outstanding and unvested, June 30, 2008	139,719	$8.45
Restricted stock units expected to vest	115,104	$8.45

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2008

(Unaudited)

(6)                    Short-Term Borrowings

General Physics has a $25 million Financing and Security Agreement (the “Credit Agreement”) with a bank that expires on August 31, 2009 with annual renewal options. The Credit Agreement is secured by certain assets of General Physics and provides for an unsecured guaranty from the Company.

The maximum interest rate on the Credit Agreement is the daily LIBOR market index rate plus 2.75%. Based upon the financial performance of General Physics, the interest rate can be reduced. As of June 30, 2008, the rate was LIBOR plus 1.25%, which resulted in a rate of approximately 3.71%. The Credit Agreement contains covenants with respect to General Physics’ minimum tangible net worth, total liabilities ratio, leverage ratio, interest coverage ratio and its ability to make capital expenditures. General Physics was in compliance with all loan covenants under the amended Credit Agreement as of June 30, 2008. The Credit Agreement also contains certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends. The Credit Agreement permits General Physics to provide the Company up to $10,000,000 of cash to repurchase shares of its outstanding common stock in the open market. General Physics is otherwise currently restricted from paying dividends or management fees to the Company in excess of $1,000,000 in any year, with the exception of a waiver which permits General Physics to provide up to $8,100,000 in cash to repay debt obligations which mature in 2008 in the event the Company does not have available cash (see Note 7).

As of June 30, 2008, there were $7,607,000 of borrowings outstanding and $17,223,000 of available borrowings under the Credit Agreement.  As of December 31, 2007, there were $2,953,000 of borrowings outstanding under the Credit Agreement.

(7)                    Long-Term Debt

Current maturities of long-term debt consist of the following (in thousands):

	June 30,	December 31,
	2008	2007
6% conditional subordinated notes due 2008 (a)	$2,316	$2,885
ManTech Note (b)	—	5,251
	2,316	8,136
Less warrant related discount, net of accretion	(21)	(150)
	$2,295	$7,986

(a)                      In August 2003, the Company issued and sold to four Gabelli Funds $7,500,000 aggregate principal amount of 6% Conditional Subordinated Notes due 2008 (the Gabelli Notes) and 937,500 warrants (GP Warrants), each entitling the holder thereof to purchase (subject to adjustment) one share of the Company’s common stock at an exercise price of $8.00. The aggregate purchase price for the Gabelli Notes and GP Warrants was $7,500,000. The Gabelli Notes bear interest at 6% per annum payable semi-annually commencing on December 31, 2003 and mature on August 14, 2008.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2008

(Unaudited)

Subsequent to the spin-off of National Patent Development Corporation (“NPDC”) in 2004 and GSE Systems, Inc. (“GSE”) in 2005, and in accordance with the anti-dilution provisions of the warrant agreement for stock splits, reorganizations, mergers and similar transactions, the number of GP Warrants was adjusted to 984,116 and the exercise price was adjusted to $5.85 per share. The GP warrants are exercisable at any time until August 14, 2008. The exercise price may be paid in cash, by delivery of the Gabelli Notes, or a combination of the two. During the years ended December 31, 2007 and 2006, Gabelli exercised 624,862 and 197,823 GP Warrants, respectively, which reduced the principal balance of the Gabelli Notes by an aggregate of $4,615,000.  During the second quarter of 2008, Gabelli exercised 100,000 warrants for an exercise price of $585,000 which was paid by delivery of the Gabelli Notes and accrued interest thereon.  As of June 30, 2008, there were 61,431 GP Warrants outstanding and exercisable with an exercise price of $5.85.

The fair value of the GP Warrants at the date of issuance was $2,389,000, which reduced long-term debt in the accompanying condensed consolidated balance sheets and is being accreted as additional interest expense using the effective interest rate over the term of the Gabelli Notes. The Gabelli Notes have a yield to maturity of 15.436% based on the discounted value. Accretion charged as interest expense was approximately $60,000 and $68,000 for the three months ended June 30, 2008 and 2007, respectively, and approximately $121,000 and $143,000 for the six months ended June 30, 2008 and 2007, respectively. The exercises of the GP Warrants during the second quarter of 2008 resulted in a decrease of $577,000 in the carrying value of the Gabelli Notes, which was reclassified to equity to reflect the issuance of shares of common stock upon exercise.

(b)                     In October 2003, the Company issued a five-year 5% note due in full in October 2008 in the principal amount of $5,250,955 to ManTech International (ManTech). Interest was payable quarterly. Each year during the term of the note, the holder of the note had the option to convert up to 20% of the original principal amount of the note into common stock of the Company at the then market price of the Company’s common stock, but only in the event that the Company’s common stock was trading at $10 per share or more. In the event that less than 20% of the principal amount of the note was converted in any year, such amount not converted would have been eligible for conversion in each subsequent year until converted or until the note was repaid in cash. In May 2008, the Company pre-paid the note obligation and paid ManTech a total of $5,167,000, which consisted of the principal balance of the note plus accrued interest through the payment date, less a mutually agreed prepayment discount of $125,000. The Company recorded a gain on early extinguishment of debt of $125,000 which is included in other income on the accompanying condensed consolidated statement of operations.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2008

(Unaudited)

(8)                    Income Taxes

Uncertain tax positions are accounted for under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Interest and penalties related to income taxes are accounted for as income tax expense.

As of June 30, 2008, the Company had $2,218,000 of unrecognized tax benefits, all of which would impact the effective tax rate if recognized. These unrecognized tax benefits are presented as a reduction of the deferred tax asset balance in the condensed consolidated balance sheet as of June 30, 2008 since they relate to tax positions taken in years which resulted in net operating loss carryforwards. The Company has not increased or decreased the amount of unrecognized tax benefits reflected in its condensed consolidated balance sheet since the adoption of FIN No. 48 on January 1, 2007, and does not expect any material changes to its uncertain tax positions in the next twelve months. As of June 30, 2008, the Company had no accrued interest or penalties due to the existence of net operating loss carryforwards in the years in which the related tax positions were taken. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examination by tax authorities for years prior to 2002.

(9)                    Stockholders’ Equity

Changes in stockholders’ equity during the six months ended June 30, 2008 were as follows (in thousands):

					Accumulated
		Additional		Treasury	other	Total
	Common	paid-in	Accumulated	stock	comprehensive	stockholders’
	stock	capital	deficit	at cost	loss	equity
Balance at December 31, 2007	$178	$156,422	$(55,972)	$(9,785)	$(461)	$90,382
Net income	—	—	5,832	—	—	5,832
Other comprehensive income	—	—	—	—	179	179
Repurchases of common stock	—	—	—	(3,317)	—	(3,317)
Exercise of warrants	—	(119)	—	696	—	577
Stock-based compensation	—	434	—	54	—	488
Issuances of treasury stock	—	(159)	—	961	—	802
Balance at June 30, 2008	$178	$156,578	$(50,140)	$(11,391)	$(282)	$94,943

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2008

(Unaudited)

(10)             Comprehensive Income

The following are the components of comprehensive income (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$2,983	$2,347	$5,832	$4,401
Other comprehensive income	69	71	179	104
Comprehensive income	$3,052	$2,418	$6,011	$4,505

As of June 30, 2008 and December 31, 2007, accumulated other comprehensive loss was $282,000 and $461,000, respectively, and consisted of foreign currency translation adjustments.

(11)             Business Segments

As of June 30, 2008, the Company operated through three reportable business segments: (i) Manufacturing & Business Process Outsourcing (“BPO”), (ii) Process, Energy & Government, and (iii) Sandy Training & Marketing. The Company is organized by operating group primarily based upon the markets served by each group and the services performed. The Manufacturing & BPO and Process, Energy & Government segments represent an aggregation of the Company’s operating segments in accordance with the aggregation criteria in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), and the Sandy Training & Marketing segment represents one operating segment as defined in SFAS No. 131. During the first quarter of 2008, the Company transferred the management responsibility for its automotive technical training business unit from the Manufacturing & BPO segment to the Sandy Training & Marketing segment. The Company has reclassified the segment information below for the prior year interim periods to reflect this change and conform to the current year’s presentation.

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

June 30, 2008

(Unaudited)

primarily to federal and state government agencies, large government contractors, petroleum and chemical refining companies and electric power utilities.

Sandy Training and Marketing. Acquired in January 2007, Sandy is a provider of custom product sales training and has been a leader in serving manufacturing customers primarily in the U.S. automotive industry for over thirty years. Sandy provides custom product sales training designed to better educate customer sales forces with respect to new product features and designs, in effect rapidly increasing the sales force knowledge base and enabling them to address detailed customer queries. Furthermore, Sandy helps its clients assess their customer relationship management strategy, measure performance against competitors and connect with customers on a one-to-one basis. As mentioned above, this segment also provides technical training services to automotive customers.

Significant Customers & Concentration of Credit Risk

The Company has a concentration of revenue from General Motors Corporation and its affiliates (“General Motors”) as well as a market concentration in the automotive sector. For both six-month periods ended June 30, 2008 and 2007, revenue from General Motors accounted for approximately 21% of the Company’s consolidated revenue. Revenue from the automotive industry accounted for approximately 29% and 31% of the Company’s consolidated revenue for the six months ended June 30, 2008 and 2007, respectively. Accounts receivable from General Motors totaled $13,375,000 as of June 30, 2008 which is reflected in the condensed consolidated balance sheet. No other customer accounted for more than 10% of the Company’s revenue or accounts receivable as of and for the six months ended June 30, 2008.

The Company also has a concentration of revenue from the United States government. For the six months ended June 30, 2008 and 2007, sales to the United States government and its agencies represented approximately 17% and 18%, respectively, of the Company’s consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by the Company as separate customers.

The Company does not allocate the following corporate items to the segments: other income and interest expense; selling, general and administrative expense; and income tax expense.  Inter-segment revenue is eliminated in consolidation and is not significant.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2008

(Unaudited)

The following tables set forth the revenue and operating income of each of the Company’s operating segments and includes a reconciliation of segment revenue to consolidated revenue and operating income to consolidated income before income tax expense (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenue:

Manufacturing & BPO	$32,373	$27,181	$61,494	$50,681
Process, Energy & Government	19,086	16,740	38,516	33,518
Sandy Training & Marketing	20,567	19,737	38,935	33,002
	$72,026	$63,658	$138,945	$117,201
Operating income:

Manufacturing & BPO	$2,610	$2,260	$4,529	$3,790
Process, Energy & Government	2,410	2,821	5,201	4,752
Sandy Training & Marketing	957	(218)	1,740	252
Corporate and other general and administrative expenses	(892)	(548)	(1,431)	(1,056)
	5,085	4,315	10,039	7,738

Interest expense	(246)	(387)	(483)	(659)
Other income	252	143	403	514

Income before income tax expense	$5,091	$4,071	$9,959	$7,593

(12)             Guarantees

Subsequent to the spin-off of NPDC, the Company continued to guarantee certain obligations of NPDC’s subsidiaries, Five Star Products, Inc. (“Five Star”) and MXL Industries, Inc. (“MXL”).  The Company guaranteed certain operating leases for Five Star’s New Jersey and Connecticut warehouses, which totaled approximately $1,589,000 per year through March 31, 2007.  The leases have been extended and now expire in the first quarter of 2010. The annual rent obligations are currently approximately $1,600,000. In connection with the spin-off of NPDC by the Company, NPDC agreed to assume the Company’s obligation under such guarantees, to use commercially reasonable efforts to cause the Company to be released from each such guaranty, and to hold the Company harmless from all claims, expenses and liabilities connected with the leases or NPDC’s breach of any agreements effecting the spin-off. The Company has not received confirmation that it has been released from these guarantees. The Company does not expect to incur any material payments associated with these guarantees, and as such, no liability is reflected in the condensed consolidated balance sheets.

The Company also guaranteed the repayment of a debt obligation of MXL until June 2008, at which time MXL paid the obligation in full and the Company’s guarantee expired.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2008

(Unaudited)

(13)             Litigation

In 2001 the Company initiated legal proceedings in connection with its 1998 acquisition of Learning Technologies from various subsidiaries (“Systemhouse”) of MCI Communications Corporation (“MCI”) which were subsequently acquired by Electronic Data Systems Corporation (“EDS”). The action against MCI was stayed as a result of MCI’s bankruptcy filing in 2002. The Company has settled its claims against EDS and Systemhouse, but continues to have a claim in bankruptcy against MCI as an unsecured creditor. Pursuant to the spin-off agreement with NPDC, the Company will contribute to NPDC 50% of any proceeds received in the future, net of legal fees and taxes, with respect to the claims.

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

We operate through three reportable business segments: (i) Manufacturing & Business Process Outsourcing (“BPO”), (ii) Process, Energy & Government, and (iii) Sandy Training & Marketing. We are organized by operating group primarily based upon the markets served by each group and the services performed. The Manufacturing & BPO and Process, Energy & Government segments represent an aggregation of our operating segments in accordance with the aggregation criteria in Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), and the Sandy Training & Marketing segment represents one operating segment as defined in SFAS No. 131. During the first quarter of 2008, we transferred the management responsibility for our automotive technical training business unit from the Manufacturing & BPO segment to the Sandy Training & Marketing segment. The Company has reclassified the segment information for the prior year interim periods to reflect this change and conform to the current year’s presentation.

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

Sandy Training and Marketing. Acquired in January 2007, Sandy is a provider of custom product sales training and has been a leader in serving manufacturing customers primarily in the U.S. automotive industry for over thirty years. Sandy provides custom product sales training designed to better educate customer sales forces with respect to new product features and designs, in effect rapidly increasing the sales force knowledge base and enabling them to address detailed customer queries. Furthermore, Sandy helps its clients assess their customer relationship management strategy, measure performance against competitors and connect with customers on a one-to-one basis. As mentioned above, this segment also provides technical training services to automotive customers.

Significant Events

Acquisition

On March 1, 2008, General Physics completed the acquisition of Performance Consulting Services, Inc. (“PCS”), a company specializing in performance engineering support, training, combustion optimization, the implementation of smart equipment condition monitoring systems and testing services for power plants. The purchase price at closing consisted of $1.0 million in cash paid to the sellers, subject to a post-closing adjustment based on the final working capital amount set forth in the purchase agreement. The purchase price also includes $1.0 million of guaranteed future payments to be paid in two equal installments on January 31, 2009 and January 31, 2010. In addition, General Physics may be required to pay up to an additional $2.3 million, contingent upon the achievement of certain revenue targets, as defined in the purchase agreement, during the two twelve-month periods following the completion of the acquisition.

PCS is included in our Process, Energy & Government segment and the results of its operations have been included in our consolidated financial statements for the period beginning March 1, 2008. The pro-forma impact of the PCS acquisition is not material to our results of operations. The preliminary estimated purchase price for PCS is $2.1 million, consisting of $1.0 million in cash paid at closing, $1.0 million of deferred payments and approximately $0.1 million of acquisition costs. The preliminary purchase price allocation consists of approximately $0.1 million of tangible net assets, $1.5 million of goodwill and $0.5 million of customer related intangible assets to be amortized over five years. We are currently finalizing the purchase price adjustment with the sellers based on the final balance sheet as of the acquisition date and the working capital amount set forth in the purchase agreement.

Share Repurchase Program

As previously disclosed, our Board of Directors authorized the repurchase of shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors. An aggregate of $18.0 million of share repurchases has been authorized from January 2006 to date, which consists of $5.0 million authorized in January 2006, an additional $5.0 million authorized in August 2007, an additional $3.0 million authorized in March 2008, and an additional $5.0 million authorized in August 2008. During the years ended December 31, 2007 and 2006, we repurchased approximately 678,500 and 420,000 shares, respectively, of our common stock in the open market for a total cost of approximately $6.5 million and $3.1 million, respectively. During the six months ended June 30, 2008, we repurchased approximately 345,000 shares of our common stock in the open market for a total cost of approximately $3.3 million. As of the date of this Form 10-Q filing, there was approximately $5.0 million available for future share repurchases under the buyback program. There is no expiration date for the repurchase program.

Operating Highlights

Three Months ended June 30, 2008 Compared to the Three Months ended June 30, 2007

For the three months ended June 30, 2008, we had income before income tax expense of $5.1 million compared to $4.1 million for the three months ended June 30, 2007. The improved results are primarily due to an increase in operating income of $0.8 million, the components of which are discussed below, an increase in other income of $0.1 million and a decrease in interest expense of $0.1 million, discussed further below. Net income was $3.0 million, or $0.18 per diluted share, for the three months ended June 30, 2008, compared to net income of $2.3 million, or $0.14 per diluted share, for the three months ended June 30, 2007.

Revenue

	Three months ended
	June 30,
(Dollars in thousands)	2008	2007

Manufacturing & BPO	$32,373	$27,181
Process, Energy & Government	19,086	16,740
Sandy Training & Marketing	20,567	19,737
	$72,026	$63,658

Manufacturing & BPO revenue increased $5.2 million or 19.1% during the second quarter of 2008 compared to the second quarter of 2007. The increase in revenue is due to the following: a $2.5 million increase in revenue from our operations in the United Kingdom (UK), which consists of a $1.0 million increase attributable to the acquisition of Smallpeice Enterprises Limited (SEL) in June 2007 and a $1.5 million increase in revenue primarily due to expansion of government funded training programs in the UK and increased training services with European BPO clients; a $1.6 million increase in revenue attributable to the acquisition of Via in October 2007; a $1.3 million net increase in BPO and e-Learning services with new and existing U.S. customers; and $0.2 million of net increases in technical training services with various clients. These increases were offset by a $0.4 million reduction in services for a lean consulting client in the second quarter of 2008 compared to the second quarter of 2007.

Process, Energy & Government revenue increased $2.3 million or 14.0% during the second quarter of 2008 compared to the second quarter of 2007. The increase in revenue is due to the following: a $0.9 million net increase in training and related products and services primarily to energy customers; a $0.9 million net increase in engineering and technical services for various clients; a $0.7 million net increase relating to construction projects for liquefied natural gas (LNG) and hydrogen fueling station facilities; and a $0.5 million increase in emergency preparedness services for various federal and state governmental agencies. These increases were offset by a $0.7 million net decline in services for customers in the petroleum and refining industry.

Sandy Training & Marketing revenue increased $0.8 million or 4.2% during the second quarter of 2008 compared to the second quarter of 2007 primarily attributable to a $1.3 million revenue increase due to expansion of sales training programs with existing automotive customers, offset by a $0.5 million decrease in technical training services provided to automotive customers. As mentioned above, we transferred management responsibility for our automotive technical training business unit from the Manufacturing & BPO segment to the Sandy Training & Marketing segment during the first quarter of 2008.

We experience quarterly fluctuations in revenue and income related to Sandy’s publications business, since revenue and cost on publication contracts are recognized in the period in which the publications ship, based on the output method of performance. Shipments occur at various times throughout the year and the volume of publications shipped could fluctuate from quarter to quarter. Publications revenue in the Sandy Training & Marketing segment totaled $3.6 million during the second quarter of 2008 compared to $4.1 million during the second quarter of 2007.

Gross Profit

	Three months ended June 30,
	2008		2007
(Dollars in thousands)		% Revenue		% Revenue
Manufacturing & BPO	$4,563	14.1%	$3,983	14.7%
Process, Energy & Government	3,484	18.3%	3,692	22.1%
Sandy Training & Marketing	2,285	11.1%	1,629	8.3%
	$10,332	14.3%	$9,304	14.6%

Manufacturing & BPO gross profit of $4.6 million or 14.1% of revenue for the second quarter of 2008 increased by $0.6 million or 14.6% when compared to gross profit of approximately $4.0 million or 14.7% of revenue for the second quarter of 2007. The increase in gross profit dollars is primarily attributable to the increase in revenue and gross profit from our UK operations, as well as the other revenue increases in this segment discussed above. Gross profit as a percentage of revenue decreased slightly in this segment during the second quarter of 2008 compared to the second quarter of 2007, primarily due to some courses running below full capacity for certain of our BPO clients, combined with a lower volume of courses provided during the quarter, and also due to the acquired Via business running at a lower profit margin than the other lines of business within this segment.

Process, Energy & Government gross profit of $3.5 million or 18.3% of revenue for the second quarter of 2008 decreased by $0.2 million or 5.6% when compared to gross profit of approximately $3.7 million or 22.1% of revenue for the second quarter of 2007. This decrease in gross profit is primarily attributable to a decrease in margin on certain LNG construction projects and services provided to petroleum and refining customers during the second quarter of 2008 compared to the same period in 2007.

Sandy Training and Marketing gross profit of $2.3 million or 11.1% of revenue for the second quarter of 2008 increased by $0.7 million or 40.3% when compared to gross profit of $1.6 million or 8.3% of revenue for the second quarter of 2007. The increase in gross profit is primarily attributable to the increased revenue due to the expansion of sales training programs with existing automotive customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.3 million or 5.2% from $5.0 million for the second quarter of 2007 to $5.2 million for the second quarter of 2008. The increase is largely due to $0.4 million of deferred financing costs consisting primarily of legal fees related to an equity offering intended to, among other things, finance prospective acquisitions. The equity offering was aborted during the second quarter of 2008 as a result of market and other conditions.

Interest Expense

Interest expense decreased $141,000 from $387,000 for the second quarter of 2007 to $246,000 for the second quarter of 2008. The decrease is primarily due to a decrease in interest expense related to the Gabelli Notes as a result of warrant exercises by the Gabelli Funds during 2007 and 2008 which resulted in a decrease in the principal balance of the debt (see Note 7 to the accompanying condensed consolidated financial statements).

Other Income

Other income increased $109,000 from $143,000 for the second quarter of 2007 to $252,000 for the second quarter of 2008. The increase is primarily due to a $125,000 gain on the early extinguishment of debt during the second quarter of 2008 due to the repayment of the ManTech Note (see Note 7 to the accompanying condensed consolidated financial statements).

Income Tax Expense

Income tax expense was $2.1 million for the second quarter of 2008 compared to $1.7 million for the second quarter of 2007. The increase is due to increased income before income tax expense for the second quarter of 2008 compared to the second quarter of 2007. The effective income tax rate was 41.4% and 42.3% for the three months ended June 30, 2008 and 2007, respectively. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the federal and state statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Six Months ended June 30, 2008 Compared to the Six Months ended June 30, 2007

For the six months ended June 30, 2008, we had income before income tax expense of $10.0 million compared to $7.6 million for the six months ended June 30, 2007. The improved results are primarily due to an increase in operating income of $2.3 million, the components of which are discussed below, and a decrease in interest expense of $0.2 million, discussed further below. Net income was $5.8 million, or $0.35 per diluted share, for the six months ended June 30, 2008, compared to net income of $4.4 million, or $0.26 per diluted share, for the six months ended June 30, 2007.

Revenue

	Six months ended
	June 30,
(Dollars in thousands)	2008	2007

Manufacturing & BPO	$61,494	$50,681
Process, Energy & Government	38,516	33,518
Sandy Training & Marketing	38,935	33,002
	$138,945	$117,201

Manufacturing & BPO revenue increased $10.8 million or 21.3% during the six months ended June 30, 2008 compared to the same period in 2007. The increase in revenue is due to the following: a $4.9 million increase in revenue from our operations in the UK, which consists of a $2.4 million increase attributable to the acquisition of SEL in June 2007 and a $2.5 million increase in revenue primarily due to expansion of government funded training programs in the UK and increased training services with European BPO clients; a $3.1 million increase in revenue attributable to the acquisition of Via in October 2007; a $3.6 million net increase in BPO and e-Learning services with new and existing U.S. customers; and $0.2 million of net increases in technical training services with various clients. These increases were offset by a $1.0 million reduction in services for a lean consulting client during the six months ended June 30, 2008 compared to the same period in 2007.

Process, Energy & Government revenue increased $5.0 million or 14.9% during the six months ended June 30, 2008 compared to the same period in 2007. The increase in revenue is due to the following: a $2.1 million net increase in training and related products and services primarily to energy customers; a $1.6 million net increase in engineering and technical services for various clients; a $1.5 million net increase relating to construction projects for liquefied natural gas (LNG) and hydrogen fueling station facilities; and a $0.5 million increase in emergency preparedness services for various federal and state governmental agencies. These increases were offset by a $0.7 million net decline in services for customers in the petroleum and refining industry.

Sandy Training & Marketing revenue increased $5.9 million or 18.0% during the six months ended June 30, 2008 compared to the same period in 2007. Of the net revenue increase, $3.9 million is due to Sandy’s results being included for a full six-month period in 2008 compared to a partial period in 2007, as the acquisition of Sandy was completed on January 23, 2007. In addition, revenue increased $2.9 million during the six months ended June 30, 2008 primarily due to expansion of sales training programs with existing automotive customers. The increases in revenue in this segment were offset by a $0.9 million decrease in technical training services provided to automotive customers. As mentioned above, we transferred management responsibility for our automotive technical training business unit from the Manufacturing & BPO segment to the Sandy Training & Marketing segment during the first quarter of 2008.

Gross Profit

	Six months ended
	June 30,
	2008		2007
(Dollars in thousands)		% Revenue		% Revenue
Manufacturing & BPO	$8,278	13.5%	$7,129	14.1%
Process, Energy & Government	7,416	19.3%	6,793	20.3%
Sandy Training & Marketing	4,395	11.3%	3,424	10.4%
	$20,089	14.5%	$17,346	14.8%

Manufacturing & BPO gross profit of $8.3 million or 13.5% of revenue for the six months ended June 30, 2008 increased by $1.1 million or 16.1% when compared to gross profit of approximately $7.1 million or 14.1% of revenue for the same period in 2007. The increase in gross profit dollars is primarily attributable to the increase in revenue and gross profit from our UK operations, as well as the other revenue increases in this segment as discussed above. Gross profit as a percentage of revenue decreased slightly in this segment during the six months ended June 30, 2008 compared to the same period in 2007, primarily due to some courses running below full capacity for certain of our BPO clients, combined with a lower volume of courses provided during the six-month period, as well as the acquired Via business running at a lower profit margin than the other lines of business within this segment.

Process, Energy & Government gross profit of $7.4 million or 19.3% of revenue for the six months ended June 30, 2008 increased by $0.6 million or 9.2% when compared to gross profit of approximately $6.8 million or 20.3% of revenue for the same period in 2007. The increase in gross profit dollars is primarily attributable to the revenue growth in this segment as discussed above. Gross profit as a percentage of revenue decreased in this segment primarily due to a decrease in margin on certain LNG construction projects and services provided to petroleum and refining customers during the second quarter of 2008 compared to the same period in 2007.

Sandy Training and Marketing gross profit of $4.4 million or 11.3% of revenue for the six months ended June 30, 2008 increased by $1.0 million or 28.4% when compared to gross profit of $3.4 million or 10.4% of revenue for the same period in 2007. The increase in gross profit is primarily attributable to the increased revenue due to the expansion of sales training programs with existing automotive customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.4 million or 4.6% from $9.6 million for the six months ended June 30, 2007 to $10.1 million for the same period in 2008. The increase is largely due to $0.4 million of deferred financing costs consisting primarily of legal fees related to an equity offering intended to, among other things, finance prospective acquisitions. The equity offering was aborted during the second quarter of 2008 as a result of market and other conditions.

Interest Expense

Interest expense decreased $176,000 from $659,000 for the six months ended June 30, 2007 to $483,000 for the same period in 2008. The decrease is primarily due to a decrease in interest expense related to the Gabelli Notes as a result of warrant exercises by the Gabelli Funds during 2007 and 2008 which resulted in a decrease in the principal balance of the debt (see Note 7 to the accompanying condensed consolidated financial statements).

Other Income

Other income decreased $111,000 from $514,000 for the six months ended June 30, 2007 to $403,000 for the same period in 2008. The decrease is due to a decrease in interest income primarily due to lower cash balances in the first half of 2008 compared to the same period in 2007.

Income Tax Expense

Income tax expense was $4.1 million for the six months ended June 30, 2008 compared to $3.2 million for the same period in 2007. The increase is due to increased income before income tax expense for the six months ended June 30, 2008 compared to the same period in 2007. The effective income tax rate was 41.4% and 42.0% for the six months ended June 30, 2008 and 2007, respectively. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the federal and state statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Liquidity and Capital Resources

Working Capital

For the six months ended June 30, 2008, the Company’s working capital increased $2.7 million from $18.1 million at December 31, 2007 to $20.8 million at June 30, 2008. We believe that cash generated from operations and borrowings available under the General Physics Credit Agreement ($17.2 million of available borrowings as of June 30, 2008), will be sufficient to fund our working capital and other requirements for at least the next twelve months.

During the second quarter of 2008, we used $5.2 million of cash to repay our long-term debt and accrued interest due to ManTech International (ManTech) (see Note 7 to the condensed consolidated financial statements). During the six months ended June 30, 2008, we also used $3.3 million of cash to repurchase approximately 345,000 shares of our common stock in the open market, and $1.1 million of cash, including transaction costs, to complete the acquisition of PCS. In addition, we paid ADP, Inc. $2.5 million of contingent consideration during the first quarter of 2008 based upon the revenue targets achieved during the first twelve-month period following the completion of the Sandy acquisition. In August 2008, we paid $165,000 of contingent consideration to the seller of SEL with respect to the twelve-month period subsequent to the acquisition on June 1, 2007, based on the earnings targets achieved during that period.

In connection with the PCS acquisition on March 1, 2008, a portion of the purchase price consists of $1.0 million of guaranteed future payments to be paid in two equal installments on January 31, 2009 and January 31, 2010. In addition, we may be required to pay the following additional contingent consideration in connection with the acquisitions we completed during 2007 and 2008:

•                  up to $4.0 million to ADP, Inc., contingent upon Sandy achieving certain revenue targets, as defined in the purchase agreement, during the second twelve-month period following the completion of the acquisition. As of December 31, 2007, we accrued $2.0 million of contingent consideration with respect to the first twelve-month period following the completion of the Sandy acquisition based on the revenue targets achieved for the eleven-month period ended December 31, 2007. As discussed above, the actual contingent consideration paid during the first quarter of 2008 with respect to the first full twelve-month period completed in 2008 was $2.5 million. The accrued contingent consideration of $2.0 million was applied to goodwill during 2007 and the additional $0.5 million of contingent consideration paid in excess of the accrual was applied to goodwill during the first quarter of 2008;

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

Cash Flows

Six Months ended June 30, 2008 Compared to the Six Months ended June 30, 2007

The Company’s cash balance increased $0.4 million from $3.9 million as of December 31, 2007 to $4.2 million as of June 30, 2008. The increase in cash and cash equivalents during the six months ended June 30, 2008 resulted from cash provided by operating activities of $8.1 million, cash used in investing activities of $5.3 million, and cash used in financing activities of $2.4 million.

Cash provided by operating activities was $8.1 million for the six months ended June 30, 2008 compared to cash used in operations of $8.3 million for the same period in 2007. The increase in cash provided by operating activities compared to the prior year is primarily due to favorable changes in operating assets and liabilities during the first half of 2008 compared to the same period in 2007, primarily due to the initial working capital investment required in 2007 related to the Sandy acquisition which did not recur in 2008. The increase in cash provided by operating activities is also due in part to an increase in both net income and non-cash items added back to net income for the first half of 2008 compared to the same period in 2007.

Cash used in investing activities was $5.3 million for the six months ended June 30, 2008 compared to $10.3 million for the same period in 2007. The decrease in cash used in investing activities is primarily due to a decrease in cash used for acquisitions during 2008 compared to 2007. We used a total of $3.6 million of cash during the first half of 2008 for acquisitions ($1.1 million for the PCS acquisition and $2.5 million of contingent consideration paid for the Sandy acquisition), compared to $9.0 million of cash during the same period in 2007 ($5.4 million for the Sandy acquisition and $3.6 million for the SEL acquisition). The decrease in cash used in investing activities for acquisitions was slightly offset by an increase of $1.0 million of cash used for capital expenditures during the first half of 2008 compared to the same period in 2007, primarily attributable to fixed asset purchases related to new facilities for our operations in Troy, Michigan and the United Kingdom during the second quarter of 2008.

Cash used in financing activities was $2.4 million for the six months ended June 30, 2008 compared to cash provided by financing activities of $11.9 million for the same period in 2007. The decrease in cash provided by financing activities is primarily due to the following: a $5.1 million use of cash for the repayment of long-term debt during the second quarter of 2008; a $4.4 million decrease in proceeds from short-term borrowings; a $2.0 million increase in cash used for repurchases of our common stock in the open market; and a $1.3 million decrease in cash received from the exercise of stock options during the first half of 2008 compared to the same period in 2007. In addition, there was a $1.4 million decrease in the net change in our negative cash book balances during the first half of 2008 (the negative cash book balance results from outstanding checks which had not cleared the bank at the end of the period and are classified as accounts payable in the condensed consolidated balance sheets and presented as a financing activity in the condensed consolidated statements of cash flows).

Short-term Borrowings and Long-Term Debt

General Physics has a $25 million Credit Agreement with a bank that expires on August 31, 2009, with annual renewal options, and is secured by certain assets of General Physics. The maximum interest rate on borrowings under the Credit Agreement is at the daily LIBOR Market Index Rate plus 2.75%. Based upon the financial performance of General Physics, the interest rate can be reduced. As of June 30, 2008, the rate was LIBOR plus 1.25% which resulted in a rate of approximately 3.71%. The Credit Agreement also contains certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends. The Credit Agreement permits General Physics to provide GP Strategies up to $10 million of cash to repurchase shares of its outstanding common stock in the open market. General Physics is otherwise currently restricted from paying dividends or management fees to GP Strategies in excess of $1 million in any year, with the exception of a waiver which permits General Physics to provide up to $8.1 million of cash to repay debt obligations which mature in 2008 in the event GP Strategies does not have available cash (see Note 7 to the condensed consolidated financial statements). As of June 30, 2008, there were $7.6 million of borrowings outstanding and $17.2 million of available borrowings under the Credit Agreement.

In August 2003, we issued and sold to four Gabelli funds $7.5 million in aggregate principal amount of 6% Conditional Subordinated Notes due in August 2008 (“Gabelli Notes”) and 937,500 warrants (“GP Warrants”), each entitling the holder thereof to purchase (subject to adjustment) one share of our common stock at an exercise price of $8.00. The aggregate purchase price for the Gabelli Notes and GP Warrants was $7.5 million. Subsequent to the spin-offs of National Patent Development Corporation (“NPDC”) in 2004 and GSE Systems, Inc. in 2005, and in accordance with the anti-dilution provisions of the warrant agreement, the number of GP Warrants was adjusted to 984,116 and the exercise price was adjusted to $5.85 per share. During the years ended December 31, 2007 and 2006, Gabelli exercised 624,862 and 197,823 GP Warrants, respectively, which reduced the principal balance of the Gabelli Notes by an aggregate of $4,615,000. During the second quarter of 2008, Gabelli exercised 100,000 warrants for an exercise price of $585,000 which was paid by delivery of the Gabelli Notes and accrued interest thereon. As of June 30, 2008, the principal balance of the Gabelli Notes was $2.3 million and there were 61,431 GP Warrants outstanding and exercisable with an exercise price of $5.85 per share which expire in August 2008.

In October 2003, we issued a five-year 5% note due in full in October 2008 in the principal amount of $5.3 million to ManTech. Interest was payable quarterly. Each year during the term of the note, ManTech had the option to convert up to 20% of the original principal amount of the note into our common stock at the then market price of our common stock, but only in the event that our common stock was trading at $10 per share or more. In the event that less than 20% of the principal amount of the note was converted in any year, such amount not converted would have been eligible for conversion in each subsequent year until converted or until the note was repaid in cash. In May 2008, we pre-paid the note obligation and paid ManTech a total of $5.2 million, which consisted of the principal balance of the note plus accrued interest through the payment date, less a mutually agreed prepayment discount of $0.1 million. We recorded a gain on extinguishment of debt of $0.1 million which is included in other income on the accompanying condensed consolidated statement of operations.

Off-Balance Sheet Arrangements – Guarantees

Subsequent to the spin-off of NPDC, we continued to guarantee certain obligations of NPDC’s subsidiaries, Five Star Products, Inc. (“Five Star”) and MXL Industries, Inc. (“MXL”). We guaranteed certain operating leases for Five Star’s New Jersey and Connecticut warehouses, which totaled approximately $1.6 million per year through March 31, 2007. The leases have been extended and now expire in the first quarter of 2010. The annual rent obligations are currently approximately $1.6 million. In connection with our spin-off of NPDC, NPDC agreed to assume our obligation under such guarantees, to use commercially reasonable efforts to cause us to be released from each such guaranty, and to hold us harmless from all claims, expenses and liabilities connected with the leases or NPDC’s breach of any agreements effecting the spin-off. We have not received confirmation that we have been released from these guarantees. We do not expect to incur any material payments associated with these guarantees, and as such, no liability is reflected in the condensed consolidated balance sheets.

We also guaranteed the repayment of a debt obligation of MXL until June 2008, at which time MXL paid the obligation in full and our guarantee expired.

Accounting Standards Issued

SFAS No. 141R

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for acquisitions in fiscal years beginning after December 15, 2008, and will be adopted by the Company on January 1, 2009.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company on January 1, 2009. We do not expect the adoption of SFAS No. 160 to have a material impact on our consolidated financial statements.

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

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No.157 was effective on January 1, 2008, except with respect to non-financial assets and liabilities for which the effective date was deferred by the FASB for one year later than the effective date set forth in SFAS No. 157. The initial adoption of SFAS No. 157 did not have an impact on our consolidated financial statements.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward looking statements.  Forward–looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results.  We use words such as “expects,” “intends,” “believes,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “plans” and similar expressions to indicate forward-looking statements, but their absence does not mean a statement is not forward-looking. Because these forward-looking statements are based upon management’s expectations and assumptions and are subject to risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, those factors set forth in Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and those other risks and uncertainties detailed in our periodic reports and registration statements filed with the Securities and Exchange Commission.  We caution that these risk factors may not be exhaustive.  We operate in a continually changing business environment, and new risk factors emerge from time to time.  We cannot predict these new risk factors, nor can we assess the effect, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ from those expressed or implied by these forward-looking statements.

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

Internal Control Over Financial Reporting

Except as discussed below, during the six months ended June 30, 2008, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d—15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s share repurchase activity for the three months ended June 30, 2008:

Issuer Purchases of Equity Securities
				Total number		Approximate
				of shares		dollar value of
	Total number		Average	purchased as		shares that may yet
	of shares		price paid	part of publicly		be purchased under
Month	purchased		per share	announced program (2)		the program
April 1-30, 2008	—		—	—		—
May 1-31, 2008	139,323	(1)	$9.76	128,600	(2)	$673,000
June 1-30, 2008	64,400		$9.90	64,400	(2)	$32,000

(1)       Includes 10,723 shares surrendered to satisfy tax withholding obligations on restricted stock units which vested during the second quarter of 2008.

(2)       Represents shares repurchased in the open market in connection with our share repurchase program under which we may repurchase shares of our common stock from time to time in the open market subject to prevailing business and market conditions and other factors.  As of June 30, 2008, we utilized substantially all of the authorized funds for share repurchases under the buyback program. An additional $5 million was authorized in August 2008 for future share repurchases under the buyback program. There is no expiration date for the repurchase program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1

Certification of Chief Executive Officer of the Company dated August 7, 2008 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of Executive Vice President and Chief Financial Officer of the Company dated August 7, 2008 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification of Chief Executive Officer and Chief Financial Officer of the Company dated August 7, 2008 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GP STRATEGIES CORPORATION

August 7, 2008	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

/s/ Sharon Esposito-Mayer
Sharon Esposito-Mayer
Executive Vice President and Chief Financial Officer