Form 10-Q
period 2008-09-30
GP STRATEGIES CORP
filed 2008-11-06
CIK 70415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock as of October 31, 2008:

Class	Outstanding
Common Stock, par value $.01 per share	16,232,389 shares

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,973	$3,868
Accounts and other receivables, less allowance for doubtful accounts of $821 in 2008 and $865 in 2007	44,038	46,897
Inventories, net	751	577
Costs and estimated earnings in excess of billings on uncompleted contracts	9,437	13,995
Prepaid expenses and other current assets	7,006	8,208
Total current assets	65,205	73,545
Property, plant and equipment	10,182	8,758
Accumulated depreciation	(6,847)	(5,915)
Property, plant and equipment, net	3,335	2,843
Goodwill	63,412	61,748
Intangible assets, net	6,984	6,340
Other assets	2,485	2,969
	$141,421	$147,445
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$8,279	$2,953
Current maturities of long-term debt	—	7,986
Accounts payable and accrued expenses	25,888	32,855
Billings in excess of costs and estimated earnings on uncompleted contracts	9,959	11,671
Total current liabilities	44,126	55,465
Deferred tax liabilities	493	491
Other noncurrent liabilities	2,855	1,107
Total liabilities	47,474	57,063

Stockholders’ equity:
Common stock, par value $0.01 per share	178	178
Additional paid-in capital	156,709	156,422
Accumulated deficit	(47,204)	(55,972)
Treasury stock at cost	(14,170)	(9,785)
Accumulated other comprehensive loss	(1,566)	(461)
Total stockholders’ equity	93,947	90,382
	$141,421	$147,445

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue	$65,968	$60,837	$204,913	$178,038
Cost of revenue	56,357	51,790	175,213	151,645
Gross profit	9,611	9,047	29,700	26,393
Selling, general and administrative expenses	4,628	4,665	14,678	14,273
Operating income	4,983	4,382	15,022	12,120
Interest expense	138	296	621	955
Other income	207	148	610	662
Income before income tax expense	5,052	4,234	15,011	11,827
Income tax expense	2,116	1,690	6,243	4,882
Net income	$2,936	$2,544	$8,768	$6,945

Basic weighted average shares outstanding	16,559	16,850	16,629	16,581
Diluted weighted average shares outstanding	16,662	17,330	16,783	17,157

Per common share data:
Basic earnings per share	$0.18	$0.15	$0.53	$0.42
Diluted earnings per share	$0.18	$0.15	$0.52	$0.40

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Nine months ended September 30, 2008 and 2007

(Unaudited, in thousands)

	2008	2007
Cash flows from operating activities:
Net income	$8,768	$6,945
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,688	3,000
Deferred income taxes	4,639	3,887
Non-cash compensation expense	2,037	1,478
Gain on early extinguishment of debt	(125)	—
Changes in other operating items, net of effect of acquisitions:
Accounts and other receivables	3,260	(8,693)
Inventories	(174)	46
Costs and estimated earnings in excess of billings on uncompleted contracts	4,656	(6,426)
Prepaid expenses and other current assets	(1,717)	411
Accounts payable and accrued expenses	(4,404)	2,919
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,999)	(1,856)
Other	(418)	117
Net cash provided by operating activities	17,211	1,828

Cash flows from investing activities:
Additions to property, plant and equipment	(1,861)	(1,449)
Acquisitions, net of cash acquired	(1,093)	(8,800)
Payment of contingent consideration for acquisitions	(2,665)	—
Purchase of intellectual property	(1,000)	—
Capitalized software development costs	—	(819)
Net cash used in investing activities	(6,619)	(11,068)

Cash flows from financing activities:
Net proceeds from short-term borrowings	5,326	3,330
Repayment of long-term debt	(7,085)	—
Change in negative cash book balances	(1,512)	875
Repurchases of common stock in the open market	(7,008)	(2,525)
Proceeds from issuance of common stock	55	1,520
Repayment of note receivable from shareholder	—	124
Payments on obligations under capital leases	(26)	(98)
Net cash provided by (used in) financing activities	(10,250)	3,226

Effect of exchange rate changes on cash and cash equivalents	(237)	16
Net increase (decrease) in cash and cash equivalents	105	(5,998)
Cash and cash equivalents at beginning of period	3,868	8,660
Cash and cash equivalents at end of period	$3,973	$2,662

Non-cash financing and investing activities:
Reduction in carrying value of Gabelli Notes upon exercise of warrants	$936	$3,225

See accompanying notes to condensed consolidated financial statements.

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2008
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

The accompanying condensed consolidated balance sheet as of September 30, 2008, the condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007 have not been audited, but have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007, as presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2008 interim period are not necessarily indicative of results to be expected for the entire year. Certain amounts in 2007 have been reclassified to conform with the presentation in 2008.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2008
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands)
Non-dilutive instruments	885	1,382	1,188	853

Dilutive common stock equivalents	103	480	154	576

(3)               Acquisition

Performance Consulting Services, Inc.

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

PCS is included in the Company’s Process, Energy & Government segment and the results of its operations have been included in the consolidated financial statements for the period beginning March 1, 2008. The pro-forma impact of the PCS acquisition is not material to the Company’s results of operations. The total purchase price for PCS is $2.1 million, consisting of $1.0 million in cash paid at closing, $1.0 million of deferred payments and $0.1 million of acquisition costs. The purchase price allocation consists of $0.2 million of tangible net assets, $1.4 million of goodwill and $0.5 million of customer related intangible assets to be amortized over five years.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2008
(Unaudited)

(4)               Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable business segment for the nine months ended September 30, 2008 were as follows (in thousands):

	Manufacturing	Process, Energy	Sandy Training
	& BPO	& Government	& Marketing	Total
Balance at December 31, 2007	$38,231	$21,009	$2,508	$61,748
Acquisition (note 3)	—	1,423	—	1,423
Foreign currency fluctuations	(433)	—	—	(433)
Contingent consideration and adjustments to purchase price allocations	174	—	500	674
Balance at September 30, 2008	$37,972	$22,432	$3,008	$63,412

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

In August 2008, the Company paid $165,000 of contingent consideration with respect to the twelve-month period subsequent to the SEL acquisition on June 1, 2007 based on the earnings targets achieved during that period.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2008
(Unaudited)

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

	September 30, 2008		December 31, 2007
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Customer relationships	$6,575	$(1,194)	$6,115	$(600)
Contract backlog	1,305	(1,305)	1,305	(1,257)
Non-compete agreements	1,340	(1,031)	1,340	(977)
Intellectual property	1,000	—	—	—
Software and other	441	(147)	458	(44)
	$10,661	$(3,677)	$9,218	$(2,878)

In September 2008, General Physics acquired ownership of certain intellectual property being used for web-based training materials used in its Energy services course offering. The purchase price was $1,000,000 and is being amortized over an estimated five year useful life.

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

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Non-qualified stock options	$120	$119	$357	$147
Restricted stock units	101	99	277	273
Board of Directors stock grants	32	12	107	58
Total	$253	$230	$741	$478

Pursuant to the Company’s 1973 Non-Qualified Stock Option Plan, as amended (the “Non-Qualified Plan”), and 2003 Incentive Stock Plan (the “2003 Plan”), the Company may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash and/or in shares of the Company’s common stock to officers, employees or members of the Board of Directors. As of September 30, 2008, the Company had non-qualified stock options and restricted stock units outstanding under these plans as discussed below.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2008
(Unaudited)

Non-Qualified Stock Options

Summarized information for the Company’s non-qualified stock options is as follows:

			Weighted
		Weighted	average	Aggregate
	Number of	average	remaining	intrinsic
Stock Options	options	exercise price	years	value
Outstanding at December 31, 2007	1,037,221	$10.22

Granted	12,600	9.66
Exercised	(12,554)	4.38
Cancelled/expired	(49,073)	10.49

Outstanding at September 30, 2008	988,194	10.27	4.48	$401,000

Exercisable at September 30, 2008	197,094	7.12	3.46	$401,000

Options expected to vest	869,529	10.16	4.44	$401,000

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

	Nine months ended September 30, 2008	Weighted average grant date fair value
	(In shares)	(In dollars)
Outstanding and unvested, December 31, 2007	163,320	$8.14
Granted	24,700	9.61
Vested	(48,801)	8.08
Forfeited	(2,400)	10.60
Outstanding and unvested, September 30, 2008	136,819	$8.38
Restricted stock units expected to vest	114,604	$8.46

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2008
(Unaudited)

(6)               Short-Term Borrowings

General Physics has a $25 million Financing and Security Agreement (the “Credit Agreement”) with a bank that expires on August 31, 2009 with annual renewal options. The Credit Agreement is secured by certain assets of General Physics and provides for an unsecured guaranty from the Company. On November 5, 2008, General Physics entered into a Second Amended and Restated Financing and Security Agreement (the “Amended Credit Agreement”) which extends the credit facility through October 31, 2010 and increases the maximum principal amount that can be borrowed from $25 million to $35 million.

The maximum interest rate on the Credit Agreement is the daily LIBOR market index rate plus 2.75%. The maximum interest rate on the Amended Credit Agreement was reduced to the daily LIBOR market index rate plus 2.25%. Based upon the financial performance of General Physics, the interest rate can be reduced. For the three months ended September 30, 2008, the rate was LIBOR plus 1.25%, which resulted in a weighted average rate of approximately 3.87%. The Credit Agreement contains covenants with respect to General Physics’ minimum tangible net worth, total liabilities ratio, leverage ratio, interest coverage ratio and its ability to make capital expenditures. General Physics was in compliance with all loan covenants under the amended Credit Agreement as of September 30, 2008. The Credit Agreement also contains certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends. The Credit Agreement permits General Physics to provide the Company up to $10,000,000 of cash to repurchase shares of its outstanding common stock in the open market. General Physics is otherwise currently restricted from paying dividends or management fees to the Company in excess of $1,000,000 in any year, with the exception of a waiver which permitted General Physics to provide up to $8,100,000 in cash to repay debt obligations which matured in 2008 in the event the Company did not have available cash (see Note 7).

As of September 30, 2008, there were $8,279,000 of borrowings outstanding and $16,554,000 of available borrowings under the Credit Agreement.  As of December 31, 2007, there were $2,953,000 of borrowings outstanding under the Credit Agreement.

(7)               Long-Term Debt

Current maturities of long-term debt consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
6% conditional subordinated notes due 2008 (a)	$—	$2,885
ManTech Note (b)	—	5,251
	—	8,136
Less warrant related discount, net of accretion	—	(150)
	$—	$7,986

(a)        In August 2003, the Company issued and sold to four Gabelli Funds $7,500,000 aggregate principal amount of 6% Conditional Subordinated Notes due August 2008 (the “Gabelli Notes”) and 937,500 warrants (“GP Warrants”), each entitling the holder thereof to purchase (subject to adjustment) one share of the Company’s common stock at an exercise price of $8.00. The aggregate purchase price for the Gabelli Notes and GP Warrants was $7,500,000. The Gabelli Notes bore interest at 6% per annum payable semi-annually commencing on December 31, 2003 and matured on August 14, 2008.

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2008
(Unaudited)

Subsequent to the spin-off of National Patent Development Corporation (“NPDC”) in 2004 and GSE Systems, Inc. (“GSE”) in 2005, and in accordance with the anti-dilution provisions of the warrant agreement for stock splits, reorganizations, mergers and similar transactions, the number of GP Warrants was adjusted to 984,116 and the exercise price was adjusted to $5.85 per share. The GP warrants were exercisable at any time until August 14, 2008. The exercise price may be paid in cash, by delivery of the Gabelli Notes, or a combination of the two. During the years ended December 31, 2007 and 2006, Gabelli exercised 624,862 and 197,823 GP Warrants, respectively, which reduced the principal balance of the Gabelli Notes by an aggregate of $4,615,000.  During the second and third quarters of 2008, Gabelli exercised the remaining 161,431 warrants for an aggregate exercise price of $944,000 which was paid by delivery of the Gabelli Notes and accrued interest thereon. The Company repaid the remaining principal balances of the Gabelli Notes of $1,959,000 upon maturity on August 14, 2008.

The fair value of the GP Warrants at the date of issuance was $2,389,000, which reduced long-term debt in the accompanying condensed consolidated balance sheets and was accreted as additional interest expense using the effective interest rate over the term of the Gabelli Notes. The Gabelli Notes had a yield to maturity of 15.436% based on the discounted value. Accretion charged as interest expense was approximately $25,000 and $57,000 for the three months ended September 30, 2008 and 2007, respectively, and approximately $146,000 and $200,000 for the nine months ended September 30, 2008 and 2007, respectively. The exercises of the GP Warrants during 2008 resulted in a decrease of $936,000 in the carrying value of the Gabelli Notes, which was reclassified to equity to reflect the issuance of shares of common stock upon exercise.

 (b)                  In October 2003, the Company issued a five-year 5% note due in full in October 2008 in the principal amount of $5,250,955 to ManTech International (“ManTech”). Interest was payable quarterly. Each year during the term of the note, the holder of the note had the option to convert up to 20% of the original principal amount of the note into common stock of the Company at the then market price of the Company’s common stock, but only in the event that the Company’s common stock was trading at $10 per share or more. In the event that less than 20% of the principal amount of the note was converted in any year, such amount not converted would have been eligible for conversion in each subsequent year until converted or until the note was repaid in cash. In May 2008, the Company pre-paid the note obligation and paid ManTech a total of $5,167,000, which consisted of the principal balance of the note plus accrued interest through the payment date, less a mutually agreed prepayment discount of $125,000. The Company recorded a gain on early extinguishment of debt of $125,000 which is included in other income on the accompanying condensed consolidated statement of operations.

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2008
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

As of September 30, 2008, the Company had $2,218,000 of unrecognized tax benefits, all of which would impact the effective tax rate if recognized. The Company has not increased or decreased the amount of unrecognized tax benefits reflected in its condensed consolidated balance sheet since the adoption of FIN No. 48 on January 1, 2007, and does not expect any material changes to its uncertain tax positions in the next twelve months. As of September 30, 2008, the Company had no accrued interest or penalties due to the existence of net operating loss carryforwards in the years in which the related tax positions were taken. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examination by tax authorities for years prior to 2002.

(9)               Stockholders’ Equity

Changes in stockholders’ equity during the nine months ended September 30, 2008 were as follows (in thousands):

	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock at cost	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2007	$178	$156,422	$(55,972)	$(9,785)	$(461)	$90,382
Net income	—	—	8,768	—	—	8,768
Other comprehensive loss	—	—	—	—	(1,105)	(1,105)
Repurchases of common stock	—	—	—	(7,008)	—	(7,008)
Exercise of warrants	—	(243)	—	1,179	—	936
Stock-based compensation	—	653	—	88	—	741
Issuances of treasury stock	—	(123)	—	1,356	—	1,233
Balance at September 30, 2008	$178	$156,709	$(47,204)	$(14,170)	$(1,566)	$93,947

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2008
(Unaudited)

(10)        Comprehensive Income

The following are the components of comprehensive income (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$2,936	$2,544	$8,768	$6,945

Other comprehensive income (loss)	(1,284)	155	(1,105)	259

Comprehensive income	$1,652	$2,699	$7,663	$7,204

As of September 30, 2008 and December 31, 2007, accumulated other comprehensive loss was $1,566,000 and $461,000, respectively, and consisted of foreign currency translation adjustments.

(11)        Business Segments

As of September 30, 2008, the Company operated through three reportable business segments: (i) Manufacturing & Business Process Outsourcing (“BPO”), (ii) Process, Energy & Government, and (iii) Sandy Training & Marketing. The Company is organized by operating group primarily based upon the markets served by each group and the services performed. The Manufacturing & BPO and Process, Energy & Government segments represent an aggregation of the Company’s operating segments in accordance with the aggregation criteria in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), and the Sandy Training & Marketing segment represents one operating segment as defined in SFAS No. 131. During the first quarter of 2008, the Company transferred the management responsibility for its automotive technical training business unit from the Manufacturing & BPO segment to the Sandy Training & Marketing segment. The Company has reclassified the segment information below for the prior year interim periods to reflect this change and conform to the current year’s presentation.

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

September 30, 2008
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

Significant Customers & Concentration of Credit Risk

The Company has a concentration of revenue from General Motors Corporation and its affiliates (“General Motors”) as well as a market concentration in the automotive sector. For the nine-month periods ended September 30, 2008 and 2007, revenue from General Motors accounted for approximately 19% and 21%, respectively, of the Company’s consolidated revenue. Revenue from the automotive industry accounted for approximately 29% and 30% of the Company’s consolidated revenue for the nine months ended September 30, 2008 and 2007, respectively. Accounts receivable from General Motors totaled $8,478,000 as of September 30, 2008 which is reflected in the condensed consolidated balance sheet. No other customer accounted for more than 10% of the Company’s revenue or accounts receivable as of and for the nine months ended September 30, 2008.

The Company also has a concentration of revenue from the United States government. For both nine months ended September 30, 2008 and 2007, sales to the United States government and its agencies represented approximately 18% of the Company’s consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by the Company as separate customers.

The Company does not allocate the following corporate items to the segments: other income and interest expense; selling, general and administrative expense; and income tax expense.  Inter-segment revenue is eliminated in consolidation and is not significant.

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2008
(Unaudited)

The following tables set forth the revenue and operating income of each of the Company’s operating segments and includes a reconciliation of segment revenue to consolidated revenue and operating income to consolidated income before income tax expense (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenue:
Manufacturing & BPO	$29,122	$25,962	$90,616	$76,643
Process, Energy & Government	19,820	18,882	58,336	52,400
Sandy Training & Marketing	17,026	15,993	55,961	48,995
	$65,968	$60,837	$204,913	$178,038
Operating income:
Manufacturing & BPO	$2,644	$1,854	$7,173	$5,644
Process, Energy & Government	2,623	3,132	7,824	7,884
Sandy Training & Marketing	23	(127)	1,763	125
Corporate and other general and administrative expenses	(307)	(477)	(1,738)	(1,533)
	4,983	4,382	15,022	12,120
Interest expense	(138)	(296)	(621)	(955)
Other income	207	148	610	662

Income before income tax expense	$5,052	$4,234	$15,011	$11,827

(12)        Guarantees

Subsequent to the spin-off of NPDC, the Company continued to guarantee certain obligations of NPDC’s subsidiaries, Five Star Products, Inc. (“Five Star”) and MXL Industries, Inc. (“MXL”).  The Company guaranteed certain operating leases for Five Star’s New Jersey and Connecticut warehouses, which totaled approximately $1,589,000 per year through March 31, 2007.  The leases have been extended and now expire in the first quarter of 2010. The annual rent obligations are currently approximately $1,600,000. In connection with the spin-off of NPDC by the Company, NPDC agreed to assume the Company’s obligation under such guarantees, to use commercially reasonable efforts to cause the Company to be released from each such guaranty, and to hold the Company harmless from all claims, expenses and liabilities connected with the leases or NPDC’s breach of any agreements effecting the spin-off. The Company has not received confirmation from the lessors that it has been released from these guarantees. The Company does not expect to incur any material payments associated with these guarantees, and as such, no liability is reflected in the condensed consolidated balance sheets.

The Company also guaranteed the repayment of a debt obligation of MXL until June 2008, at which time MXL paid the obligation in full and the Company’s guarantee expired.

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2008
(Unaudited)

(13)        Litigation

In 2001, the Company initiated legal proceedings in connection with its 1998 acquisition of Learning Technologies from various subsidiaries (“Systemhouse”) of MCI Communications Corporation (“MCI”) which were subsequently acquired by Electronic Data Systems Corporation (“EDS”). The action against MCI was stayed as a result of MCI’s bankruptcy filing in 2002. The Company settled its claims against EDS and Systemhouse in 2005, but continued to have a claim in bankruptcy against MCI as an unsecured creditor. In September 2008, the Bankruptcy Court approved a settlement between the Company and MCI which allows the Company a Class 6 General Unsecured Claim (as defined in MCI’s Modified Second Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code) in the amount of $1,700,000 (the “Allowed Claim”). The Allowed Claim is to be satisfied on or before December 31, 2008 through the distribution of cash equal to at least $303,500 and shares of stock of Verizon Communications Inc. (“Verizon”). The Company recognized a gain for the cash portion of the settlement during the third quarter of 2008. The Company deferred recognition of the stock portion of the settlement since the value of Verizon shares is subject to stock price fluctuation between the settlement and distribution dates. The Company recognized a net gain of $99,000 which is included in other income for the three months ended September 30, 2008. The net gain consists of $303,500 cash proceeds from the settlement less legal fees and expenses of $205,000 incurred during 2008 in connection with the bankruptcy claim.

In connection with the spin-off of NPDC, the Company agreed to contribute to NPDC 50% of the proceeds received, net of legal fees and taxes, with respect to the MCI claims.

The Company is not a party to any legal proceeding, the outcome of which is believed by management to have a reasonable likelihood of having a material adverse effect upon the financial condition and operating results of the Company.

(14)  Subsequent Event

On November 5, 2008, General Physics entered into a Second Amended and Restated Financing and Security Agreement which extends its credit facility through October 31, 2010 and increases the maximum principal amount that can be borrowed from $25 million to $35 million (See Note 6).

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

PCS is included in our Process, Energy & Government segment and the results of its operations have been included in our consolidated financial statements for the period beginning March 1, 2008. The pro-forma impact of the PCS acquisition is not material to our results of operations. The purchase price for PCS is $2.1 million, consisting of $1.0 million in cash paid at closing, $1.0 million of deferred payments and approximately $0.1 million of acquisition costs. The purchase price allocation consists of approximately $0.2 million of tangible net assets, $1.4 million of goodwill and $0.5 million of customer related intangible assets to be amortized over five years.

Share Repurchase Program

As previously disclosed, our Board of Directors authorized the repurchase of shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors. An aggregate of $18.0 million of share repurchases was authorized from January 2006 through August 2008 and an additional $5.0 million was authorized in October 2008.  During the years ended December 31, 2007 and 2006, we repurchased approximately 678,500 and 420,000 shares, respectively, of our common stock in the open market for a total cost of approximately $6.5 million and $3.1 million, respectively. During the nine months ended September 30, 2008, we repurchased approximately 753,000 shares of our common stock in the open market for a total cost of approximately $7.0 million. As of October 31, 2008, there was approximately $5.6 million available for future share repurchases under the buyback program. There is no expiration date for the repurchase program.

Operating Highlights

Three Months ended September 30, 2008 Compared to the Three Months ended September 30, 2007

For the three months ended September 30, 2008, we had income before income tax expense of $5.1 million compared to $4.2 million for the three months ended September 30, 2007.  The improved results are primarily due to an increase in operating income of $0.6 million, the components of which are discussed below, an increase in other income of $0.1 million and a decrease in interest expense of $0.2 million, discussed further below. Net income was $2.9 million, or $0.18 per diluted share, for the three months ended September 30, 2008, compared to net income of $2.5 million, or $0.15 per diluted share, for the three months ended September 30, 2007.

Revenue

	Three months ended September 30,
(Dollars in thousands)	2008	2007

Manufacturing & BPO	$29,122	$25,962
Process, Energy & Government	19,820	18,882
Sandy Training & Marketing	17,026	15,993
	$65,968	$60,837

Manufacturing & BPO revenue increased $3.2 million or 12.2% during the third quarter of 2008 compared to the third quarter of 2007. The increase in revenue is due to the following: a $1.0 million increase in revenue from our operations in the United Kingdom (UK), primarily due to expansion of government funded training programs in the UK and increased training services with European BPO clients; a $1.6 million increase in revenue attributable to the acquisition of Via in October 2007; and a $1.6 million net increase in BPO and e-Learning services with new and existing U.S. customers. These increases were offset by other net decreases of $1.0 million, primarily attributable to a $0.7 million revenue decrease due to a reduction in services for a pharmaceutical client in the third quarter of 2008 compared to the third quarter of 2007.

Process, Energy & Government revenue increased $0.9 million or 5.0% during the third quarter of 2008 compared to the third quarter of 2007. The increase in revenue is due to a $1.5 million net increase in training and related products and services to energy customers (with $0.6 million of this net increase attributable to the PCS acquisition in March 2008), a $0.8 million increase in other technical services primarily for the aerospace industry and a $0.2 million net increase relating to construction projects for liquefied natural gas (LNG) and hydrogen fueling station facilities. These increases were offset by a net decrease of $0.9 million in revenue from homeland security and first responder training contracts during the third quarter of 2008 compared to the same period in 2007. In addition, there was a $0.7 million net revenue decrease primarily due to a reduction in services for a petrochemical customer during 2008.

Sandy Training & Marketing revenue increased $1.0 million or 6.5% during the third quarter of 2008 compared to the third quarter of 2007. The increase in revenue is primarily attributable to a $1.8 million net revenue increase in sales training programs with automotive customers, primarily due to a new vehicle launch program provided by Sandy’s west coast operations during 2008. This increase was offset by a $0.5 million decrease in glovebox portfolio sales due to lower vehicle sales, and a $0.3 million decrease in technical training services provided to automotive customers. As mentioned above, we transferred management responsibility for our automotive technical training business unit from the Manufacturing & BPO segment to the Sandy Training & Marketing segment during the first quarter of 2008.

We experience quarterly fluctuations in revenue and income related to Sandy’s publications business, since revenue and costs on publication contracts are recognized in the period in which the publications ship, based on the output method of performance. Shipments occur at various times throughout the year and the volume of publications shipped could fluctuate from quarter to quarter. Publications revenue in the Sandy Training & Marketing segment totaled $1.3 million for the third quarter of 2008 compared to $1.4 million for the third quarter of 2007, and was $3.6 million for the second quarter of 2008 and $4.0 million for the first quarter of 2008.

Gross Profit

	Three months ended
	September 30,
	2008		2007
(Dollars in thousands)		% Revenue		% Revenue
Manufacturing & BPO	$4,577	15.7%	$3,482	13.4%
Process, Energy & Government	3,781	19.1%	4,221	22.4%
Sandy Training & Marketing	1,253	7.4%	1,344	8.4%
	$9,611	14.6%	$9,047	14.9%

Manufacturing & BPO gross profit of $4.6 million or 15.7% of revenue for the third quarter of 2008 increased by $1.1 million or 31.4% when compared to gross profit of approximately $3.5 million or 13.4% of revenue for the third quarter of 2007. The increase in gross profit is primarily attributable to increases in revenue and gross profit for e-Learning and BPO services provided during the quarter, as well as the increases in revenue and gross profit from our UK operations discussed above. Gross profit as a percentage of revenue increased in this segment during the third quarter of 2008 compared to the third quarter of 2007, primarily due to improved labor utilization in our e-Learning and BPO organizations.

Process, Energy & Government gross profit of $3.8 million or 19.1% of revenue for the third quarter of 2008 decreased by $0.4 million or 10.4% when compared to gross profit of approximately $4.2 million or 22.4% of revenue for the third quarter of 2007. This decrease in gross profit is primarily attributable to a decrease in margin on LNG construction contracts during the third quarter of 2008 compared to third quarter of 2007. In addition, there were decreases in revenue and margin due to a reduction in services provided to a petrochemical customer during the third quarter of 2008 compared to the third quarter of 2007.

Sandy Training and Marketing gross profit of $1.3 million or 7.4% of revenue for the third quarter of 2008 decreased by $0.1 million or 6.8% when compared to gross profit of $1.3 million or 8.4% of revenue for the third quarter of 2007. The decrease in gross profit is primarily attributable to an increase in costs incurred on certain fixed price and fixed rate contracts during completion of the projects during the third quarter of 2008.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4.6 million for the third quarter of 2008 compared to $4.7 million for the third quarter of 2007.  While total SG&A expense was flat quarter over quarter, there was increased labor and benefits expense during the third quarter of 2008 largely due to the acquisitions we completed in 2007, offset by a decrease in amortization expense associated with the backlog we acquired in connection with the Sandy acquisition which became fully amortized in the first quarter of 2008.

Interest Expense

Interest expense decreased $0.2 million from $0.3 million for the third quarter of 2007 to $0.1 million for the third quarter of 2008.  The decrease is primarily due to a decrease in interest expense related to a reduction in both the Gabelli Notes and ManTech Note as these long-term debt obligations matured in 2008 (see Note 7 to the accompanying condensed consolidated financial statements).

Other Income

Other income increased $0.1 million from $0.1 million for the third quarter of 2007 to $0.2 million for the third quarter of 2008. The increase is primarily due to a $0.1 million gain, net of legal fees and expenses, during the third quarter of 2008 due to a litigation settlement (see Note 13 to the condensed consolidated financial statements).

Income Tax Expense

Income tax expense was $2.1 million for the third quarter of 2008 compared to $1.7 million for the third quarter of 2007.  The increase is due to increased income before income tax expense for the third quarter of 2008 compared to the third quarter of 2007.  The effective income tax rate was 41.9% and 39.9% for the three months ended September 30, 2008 and 2007, respectively. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the federal and state statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Nine Months ended September 30, 2008 Compared to the Nine Months ended September 30, 2007

For the nine months ended September 30, 2008, we had income before income tax expense of $15.0 million compared to $11.8 million for the nine months ended September 30, 2007.  The improved results are primarily due to an increase in operating income of $2.9 million, the components of which are discussed below, and a decrease in interest expense of $0.3 million, discussed further below. Net income was $8.8 million, or $0.52 per diluted share, for the nine months ended September 30, 2008, compared to net income of $6.9 million, or $0.40 per diluted share, for the nine months ended September 30, 2007.

Revenue

	Nine months ended
	September 30,
(Dollars in thousands)	2008	2007

Manufacturing & BPO	$90,616	$76,643
Process, Energy & Government	58,336	52,400
Sandy Training & Marketing	55,961	48,995
	$204,913	$178,038

Manufacturing & BPO revenue increased $14.0 million or 18.2% during the nine months ended September 30, 2008 compared to the same period in 2007. The increase in revenue is due to the following: a $5.6 million increase in revenue from our operations in the UK, which consists of a $2.4 million increase attributable to the acquisition of SEL in June 2007 and a $3.2 million increase in revenue primarily due to expansion of government funded training programs in the UK and increased training services with European BPO clients; a

$4.7 million increase in revenue attributable to the acquisition of Via in October 2007; a $3.6 million net increase in BPO and e-Learning services with new and existing U.S. customers; a $0.9 million increase primarily for training services provided to a steel client; and $1.1 million of other net increases largely due to an increase in services for a BPO customer in Asia. These increases were offset by a $0.9 reduction in services for a pharmaceutical client and $1.0 million reduction in services for a lean consulting client during the nine months ended September 30, 2008 compared to the same period in 2007.

Process, Energy & Government revenue increased $5.9 million or 11.3% during the nine months ended September 30, 2008 compared to the same period in 2007. The increase in revenue is due to the following: a $3.6 million net increase in training and related products and services primarily to energy customers (with $1.5 million of this net increase attributable to the PCS acquisition in March 2008); a $1.9 million net increase relating to construction projects for liquefied natural gas (LNG) and hydrogen fueling station facilities; and a $1.5 million net increase in other technical services primarily for the aerospace industry. These increases were offset by a net decrease of $1.1 million in revenue from homeland security and first responder training contracts during the nine months ended September 30, 2008 compared to the same period in 2007.

Sandy Training & Marketing revenue increased $7.0 million or 14.2% during the nine months ended September 30, 2008 compared to the same period in 2007. Of the net revenue increase, $3.9 million is due to Sandy’s results being included for a full nine-month period in 2008 compared to a partial period in 2007, as the acquisition of Sandy was completed on January 23, 2007. In addition, revenue increased $5.3 million during the nine months ended September 30, 2008 primarily due to an increase in sales training services provided to various automotive customers for new vehicle launch events and programs during 2008 compared to 2007. The increases in revenue in this segment were offset by a $1.2 million decrease in technical training services provided to automotive customers and a $1.0 million decrease in glovebox portfolio sales due to lower vehicle sales. As mentioned above, we transferred management responsibility for our automotive technical training business unit from the Manufacturing & BPO segment to the Sandy Training & Marketing segment during the first quarter of 2008.

Gross Profit

	Nine months ended
	September 30,
	2008		2007
(Dollars in thousands)		% Revenue		% Revenue
Manufacturing & BPO	$12,855	14.2%	$10,611	13.8%
Process, Energy & Government	11,197	19.2%	11,014	21.0%
Sandy Training & Marketing	5,648	10.1%	4,768	9.7%
	$29,700	14.5%	$26,393	14.8%

Manufacturing & BPO gross profit of $12.9 million or 14.2% of revenue for the nine months ended September 30, 2008 increased by $2.2 million or 21.1% when compared to gross profit of approximately $10.6 million or 13.8% of revenue for the same period in 2007. The increase in gross profit is primarily attributable to increases in revenue and gross profit for e-Learning and BPO services provided during 2008, as well as the increase in revenue and gross profit from our UK operations. Gross profit as a percentage of revenue increased in this segment during the third quarter of 2008 compared to the third quarter of 2007, primarily due to improved labor utilization in our e-Learning and BPO organizations.

Process, Energy & Government gross profit of $11.2 million or 19.2% of revenue for the nine months ended September 30, 2008 increased by $0.2 million or 1.7% when compared to gross profit of approximately $11.0 million or 21.0% of revenue for the same period in 2007. The increase in gross profit dollars is primarily attributable to the revenue growth in this segment as discussed above. Gross profit as a percentage of revenue decreased in this segment primarily due to a decrease in margin on certain LNG construction projects and a reduction in services provided to a petrochemical customer during 2008.

Sandy Training and Marketing gross profit of $5.6 million or 10.1% of revenue for the nine months ended September 30, 2008 increased by $0.9 million or 18.5% when compared to gross profit of $4.8 million or 9.7% of revenue for the same period in 2007. The increase in gross profit is primarily attributable to the increased revenue due to the expansion of sales training programs with automotive customers discussed above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.4 million or 2.8% from $14.3 million for the nine months ended September 30, 2007 to $14.7 million for the same period in 2008.  The net increase is primarily due to increased labor and benefits expense largely due to the acquisitions we completed in 2007, offset by a decrease in amortization expense associated with the backlog we acquired in connection with the Sandy acquisition which became fully amortized in the first quarter of 2008.

Interest Expense

Interest expense decreased $0.3 million from $1.0 million for the nine months ended September 30, 2007 to $0.6 million for the same period in 2008. The decrease is primarily due to a decrease in interest expense related to a reduction in both the Gabelli Notes and ManTech Note as these long-term debt obligations matured in 2008 (see Note 7 to the accompanying condensed consolidated financial statements).

Other Income

Other income decreased $0.1 million from $0.7 million for the nine months ended September 30, 2007 to $0.6 million for the same period in 2008. The decrease is primarily due to a foreign currency loss in 2008 compared to a foreign currency gain in 2007. This decrease was offset by a $0.1 million gain, net of legal fees and expenses, during the third quarter of 2008 due to a litigation settlement (see Note 13 to the condensed consolidated financial statements).

Income Tax Expense

Income tax expense was $6.2 million for the nine months ended September 30, 2008 compared to $4.9 million for the same period in 2007.  The increase is due to increased income before income tax expense for the nine months ended September 30, 2008 compared to the same period in 2007.  The effective income tax rate was 41.6% and 41.3% for the nine months ended September 30, 2008 and 2007, respectively. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the federal and state statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Liquidity and Capital Resources

Working Capital

For the nine months ended September 30, 2008, the Company’s working capital increased $3.0 million from $18.1 million at December 31, 2007 to $21.1 million at September 30, 2008. We believe that cash generated from operations and borrowings available under the General Physics Credit Agreement ($16.6 million of available borrowings as of September 30, 2008), will be sufficient to fund our working capital and other requirements for at least the next twelve months.

During the nine months ended September 30, 2008, we used $5.1 million of cash to repay our long-term debt due to ManTech International and $2.0 million of cash to repay our long-term debt to Gabelli (see Note 7 to the condensed consolidated financial statements). During the nine months ended September 30, 2008, we also used $7.0 million of cash to repurchase approximately 753,000 shares of our common stock in the open market, $1.1 million of cash (including transaction costs) to complete the acquisition of PCS on March 1, 2008 and $1.0 million of cash to acquire ownership of certain intellectual property being used for web-based training materials used in our Energy services course offering. In addition, we paid ADP, Inc. $2.5 million of contingent consideration during the first quarter of 2008 based upon the revenue targets achieved during the first twelve-month period following the completion of the Sandy acquisition. In August 2008, we paid $0.2 million of contingent consideration to the seller of SEL with respect to the twelve-month period subsequent to the acquisition on June 1, 2007, based on the earnings targets achieved during that period.

In connection with the PCS acquisition on March 1, 2008, a portion of the purchase price consists of $1.0 million of guaranteed future payments to be paid in two equal installments on January 31, 2009 and January 31, 2010. In addition, we may be required to pay the following additional contingent consideration in connection with the acquisitions we completed during 2007 and 2008:

•                  up to $4.0 million to ADP, Inc., contingent upon Sandy achieving certain revenue targets, as defined in the purchase agreement, during the second twelve-month period following the completion of the acquisition. In March 2008, we paid $2.5 million  of contingent consideration with respect to the first twelve-month period completed in 2008;

•                  up to $1.7 million to the seller of Via, contingent upon Via achieving certain earnings targets during the two twelve-month periods following the completion of the acquisition (no contingent consideration was payable with respect to the first twelve-month period following completion of the acquisition as the earnings target was not achieved); and

•                  up to $2.3 million to the sellers of PCS, contingent upon the achievement of certain revenue targets during the two twelve-month periods following the completion of the PCS acquisition (a maximum of $1.0 million and $1.3 million, respectively, for first and second twelve-month periods subsequent to the March 1, 2008 acquisition date).

Significant Customers & Concentration of Credit Risk

We have a concentration of revenue from General Motors Corporation and its affiliates (“General Motors”) as well as a market concentration in the automotive sector. For the nine-month periods ended September 30, 2008 and 2007, revenue from General Motors accounted for approximately 19% and 21%, respectively, of the Company’s consolidated revenue. Revenue from the automotive industry accounted for approximately 29% and 30% of the Company’s consolidated revenue for the nine months ended September 30, 2008 and 2007, respectively. Accounts receivable from General Motors totaled $8,478,000 as of September 30, 2008 which is reflected in the condensed consolidated balance sheet. Our accounts receivable balance from General Motors is subject to fluctuation related to our publications business, since the volume and timing of publications shipped varies on a quarter to quarter basis. In October 2008, General Motors and another significant automotive customer extended their payment terms on our contracts to “net sixty”, meaning that payment to the Company should be expected to be sent within sixty days from the date these customers receive our invoice, as compared to prior payment terms which typically resulted in receipt of payment approximately thirty-five to forty-five days following the invoice date. We anticipate that this change in payment terms will result in an increase to our accounts receivable balance and a decrease in cash flow from operations as compared to prior reporting periods. We are currently evaluating the feasibility of extending our payment terms to our vendors to help offset the potential cash flow impact of the revised payment terms by these automotive customers.

Cash Flows

Nine Months ended September 30, 2008 Compared to the Nine Months ended September 30, 2007

The Company’s cash balance increased $0.1 million from $3.9 million as of December 31, 2007 to $4.0 million as of September 30, 2008. The increase in cash and cash equivalents during the nine months ended September 30, 2008 resulted from cash provided by operating activities of $17.2 million, cash used in investing activities of $6.6 million, cash used in financing activities of $10.3 million and a $0.2 million negative effect of exchange rate changes on our cash balances.

Cash provided by operating activities was $17.2 million for the nine months ended September 30, 2008 compared to cash used in operations of $1.8 million for the same period in 2007.  The increase in cash provided by operating activities compared to the prior year is primarily due to favorable changes in operating assets and liabilities during the nine months ended September 30, 2008 compared to the same period in 2007, primarily due to the initial working capital investment required in 2007 related to the Sandy acquisition which did not recur in 2008. The increase in cash provided by operating activities is also due to an increase in both net income and non-cash items added back to net income for the nine months ended September 30, 2008 compared to the same period in 2007.

Cash used in investing activities was $6.6 million for the nine months ended September 30, 2008 compared to $11.1 million for the same period in 2007. The decrease in cash used in investing activities is primarily due to a decrease in cash used for acquisitions during 2008 compared to 2007. We used a total of $3.8 million of cash during the nine months ended September 30, 2008 for acquisitions ($1.1 million for the PCS acquisition, $2.5 million of contingent consideration paid for the Sandy acquisition and $0.2 million of contingent consideration paid for the SEL acquisition), compared to $8.8 million of cash during the same period in 2007 ($5.4 million for the Sandy acquisition and $3.4 million for the SEL acquisition).  The decrease in cash used in investing activities for acquisitions was slightly offset by an increase of $0.4 million of cash used for capital expenditures during the nine months ended September 30, 2008 compared to the same period in 2007, primarily attributable to fixed asset purchases and leasehold improvements related to our new facility in Troy, Michigan and the purchase of office space in the United Kingdom in 2008. We also used $1.0 million of cash to purchase intellectual property rights for certain web-based training materials used in our Energy services course offering.

Cash used in financing activities was $10.3 million for the nine months ended September 30, 2008 compared to cash provided by financing activities of $3.2 million for the same period in 2007. The decrease in cash provided by financing activities is primarily due to the following: a $7.1 million use of cash for the repayment of long-term debt during 2008; a $4.5 million increase in cash used for repurchases of our common stock in the open market; and a $1.5 million decrease in cash received from the exercise of stock options during the nine months ended September 30, 2008 compared to the same period in 2007. In addition, there was a $2.4 million decrease in the net change in our negative cash book balances during 2008 (the negative cash book balance results from outstanding checks which had not cleared the bank at the end of the period and are classified as accounts payable in the condensed consolidated balance sheets and presented as a financing activity in the condensed consolidated statements of cash flows). These cash uses in investing activities were offset by a $2.0 million increase in net proceeds from short-term borrowings during the nine months ended September 30, 2008 compared to the same period in 2007.

Short-term Borrowings and Long-Term Debt

General Physics has a $25 million Credit Agreement with a bank that expires on August 31, 2009, with annual renewal options, and is secured by certain assets of General Physics.  On November 5, 2008, General Physics entered into a Second Amended and Restated Financing and Security Agreement (the “Amended Credit Agreement”) which extends the credit facility through October 31, 2010 and increases the maximum principal amount that can be borrowed from $25 million to $35 million. The maximum interest rate on borrowings under the Credit Agreement is at the daily LIBOR Market Index Rate plus 2.75%. The maximum interest rate on the Amended Credit Agreement was reduced to the daily LIBOR market index rate plus 2.25%. Based upon the financial performance of General Physics, the interest rate can be reduced. For the three months ended September 30, 2008, the rate was LIBOR plus 1.25% which resulted in a weighted average rate of approximately 3.87%.  The Credit Agreement contains covenants with respect to General Physics’ minimum tangible net worth, total liabilities ratio, leverage ratio, interest coverage ratio and its ability to make capital expenditures. General Physics was in compliance with all loan covenants under the amended Credit Agreement as of September 30, 2008. The Credit Agreement also contains certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends. The Credit Agreement permits General Physics to provide GP Strategies up to $10 million of cash to repurchase shares of its outstanding common stock in the open market. General Physics is otherwise currently restricted from paying dividends or management fees to GP Strategies in excess of $1 million in any year, with the exception of a waiver which permitted General Physics to provide up to $8.1 million of cash to repay debt obligations which matured in 2008 in the event GP Strategies did not have available cash (see Note 7 to the condensed consolidated financial statements). As of September 30, 2008, there were $8.3 million of borrowings outstanding and $16.6 million of available borrowings under the Credit Agreement.

In August 2003, we issued and sold to four Gabelli funds $7.5 million in aggregate principal amount of 6% Conditional Subordinated Notes due in August 2008 (“Gabelli Notes”) and 937,500 warrants (“GP Warrants”), each entitling the holder thereof to purchase (subject to adjustment) one share of our common stock at an exercise price of $8.00. The aggregate purchase price for the Gabelli Notes and GP Warrants was $7.5 million. Subsequent to the spin-offs of National Patent Development Corporation (“NPDC”) in 2004 and GSE Systems, Inc. in 2005, and in accordance with the anti-dilution provisions of the warrant agreement, the number of GP Warrants was adjusted to 984,116 and the exercise price was adjusted to $5.85 per share. During the years ended December 31, 2007 and 2006, Gabelli exercised 624,862 and 197,823 GP Warrants, respectively, which reduced the principal balance of the Gabelli Notes by an aggregate of $4.6 million. During the second and third quarters of 2008, Gabelli exercised the remaining 161,431 warrants for an aggregate exercise price of $0.9 million which was paid by delivery of the Gabelli Notes and accrued interest thereon. We repaid the remaining principal balances of the Gabelli Notes of $2.0 million upon maturity on August 14, 2008.

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

Off-Balance Sheet Arrangements – Guarantees

Subsequent to the spin-off of NPDC, we continued to guarantee certain obligations of NPDC’s subsidiaries, Five Star Products, Inc. (“Five Star”) and MXL Industries, Inc. (“MXL”).  We guaranteed certain operating leases for Five Star’s New Jersey and Connecticut warehouses, which totaled approximately $1.6 million per year through March 31, 2007.  The leases have been extended and now expire in the first quarter of 2010. The annual rent obligations are currently approximately $1.6 million. In connection with our spin-off of NPDC, NPDC agreed to assume our obligation under such guarantees, to use commercially reasonable efforts to cause us to be released from each such guaranty, and to hold us harmless from all claims, expenses and liabilities connected with the leases or NPDC’s breach of any agreements effecting the spin-off. We have not received confirmation from the lessors that we have been released from these guarantees. We do not expect to incur any material payments associated with these guarantees, and as such, no liability is reflected in the condensed consolidated balance sheets.

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

Internal Control Over Financial Reporting

Except as discussed below, during the nine months ended September 30, 2008, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d—15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s share repurchase activity for the three months ended September 30, 2008:

Issuer Purchases of Equity Securities
			Total number	Approximate
			of shares	dollar value of
	Total number	Average	purchased as	shares that may yet
	of shares	price paid	part of publicly	be purchased under
Month	purchased	per share	announced program (1)	the program
July 1-31, 2008	—	—	—	—
August 1-31, 2008	176,300	$9.31	176,300	$3,383,000
September 1-30, 2008	231,566	$8.77	231,566	$1,341,000

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

Item 3.                                   Defaults Upon Senior Securities

None.

Item 4.                                   Submission of Matters to a Vote of Security Holders

None.

Item 5.                                   Other Information

None.

Item 6.                           Exhibits

31.1

Certification of Chief Executive Officer of the Company dated November 6, 2008 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of Executive Vice President and Chief Financial Officer of the Company dated November 6, 2008 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification of Chief Executive Officer and Chief Financial Officer of the Company dated November 6, 2008 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GP STRATEGIES CORPORATION

November 6, 2008	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

/s/ Sharon Esposito-Mayer
Sharon Esposito-Mayer
Executive Vice President and Chief Financial Officer