Form 10-K
period 2008-12-31
GP STRATEGIES CORP
filed 2009-03-04
CIK 70415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒ No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes   ☐ No   ☒

The aggregate market value of the outstanding shares of the Registrant’s Common Stock, par value $.01 per share, held by non-affiliates as of June 30, 2008 was approximately $158,510,000.

The number of shares outstanding of the registrant’s Common Stock as of February 27, 2009:

Class	Outstanding
Common Stock, par value $.01 per share	16,131,878 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Stockholders are incorporated herein by reference into Part III hereof.

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

We then began building our custom training business through internal growth and the acquisition of several complementary businesses.  On February 3, 2006, General Physics, through its wholly owned subsidiary, General Physics (UK) Ltd. (“GPUK”), completed the acquisition of Peters Management Consultancy Ltd. (“PMC”), a performance improvement and sales training company in the United Kingdom.  On January 23, 2007, General Physics completed the acquisition of the business of Sandy Corporation (“Sandy”), a leader in custom product sales training primarily in the U.S. automotive industry and previously part of the ADP Dealer Services division of ADP, Inc. (“ADP”). Subsequently, on June 1, 2007, General Physics, through its GPUK subsidiary, completed the acquisition of Smallpeice Enterprises Limited (“SEL”), a provider of business improvement and technical and management training services in the United Kingdom.  On October 1, 2007, General Physics acquired all of the outstanding membership interests of Via Training, LLC (“Via”), a U.S. custom e-Learning sales training company. On March 1, 2008, General Physics completed the acquisition of Performance Consulting Services, Inc. (“PCS”), an engineering and training company serving the power generation industry.

Company Overview

We are a leading independent provider of customized training solutions focused on performance improvement initiatives for our clients. We also provide consulting, engineering and technical services which enhance our customized training capabilities and diversify our service offerings. We serve a large customer base across a broad range of industries. We serve leading companies in the automotive, steel, oil and gas, power, chemical, electronics and technology, healthcare and food and beverage industries, as well as government agencies. We have over four decades of experience in developing solutions to optimize workforce performance by providing services and products to our clients that assist them in successfully integrating their employees, processes and technology.

Our training services and products support existing, as well as the launch of new, plants, products, equipment, technologies and processes. We offer a wide range of training business process outsourcing (“BPO”) services, including design, delivery and global management of comprehensive learning programs, to national and multinational businesses and government organizations and can deliver our services individually or as a complete, integrated training solution. We have global execution capabilities and currently provide custom training services in more than 30 countries to many industry leaders, such as CIGNA Corporation, Cisco Systems, Eli Lilly, ExxonMobil, General Motors, Microsoft, Toyota and United Technologies, as well as to government agencies including the U.S. Army. Our experience allows us to leverage our expertise across a wide variety of customer end markets ranging from heavy manufacturing such as automotive to the high tech bio-pharmaceutical industry. In 2008, for the fifth consecutive year, Training Industry, Inc., an industry trade organization, selected us as one of the Top 20 Companies in Training Outsourcing from among 400 companies. In addition, in 2008 Training Industry, Inc. selected us as one of the Top Sales Training Companies from among 200 companies.

Our consulting, engineering, and technical support services range from traditional business consulting, including lean enterprise consulting services, to specialized engineering and technical support services, such as design and evaluation services regarding facilities, processes and systems. Our consulting and engineering customers typically operate in technically complex industries such as oil and gas, power, chemical, aerospace, transportation and manufacturing industries, and include customers such as The Boeing Company, General Dynamics Corporation, Shell Oil Company, Mid-American Energy Company and Amerenue. We have a strong reputation for providing services for leading edge and emerging technologies and believe we are a leader in the rapidly developing field of design and construction of alternative fuel stations, including liquefied natural gas (“LNG”) fueling and hydrogen stations. In addition, our consulting services support regulatory and environmental compliance, modification of facilities and processes and plant performance improvement. We have a demonstrated track record of consulting and engineering performance.

Operating Segments

During the fourth quarter of 2008, we re-evaluated our reportable business segments under Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”) as a result of organizational and management reporting changes that were made primarily due to the retirement of one of our executive officers in 2008. We determined that the former Process, Energy & Government segment should be divided into two reportable segments. Prior to this change, we operated through three reportable business segments. As of December 31, 2008, we operated through four reportable business segments: (i) Manufacturing & BPO, (ii) Process & Government, (iii) Energy, and (iv) Sandy Training & Marketing (“Sandy”). In addition, during the first quarter of 2008, we transferred the management responsibility for our automotive technical training business unit from the Manufacturing & BPO segment to the Sandy segment. As a result of these changes, all prior period segment information has been reclassified to conform to the current year’s presentation.

We are organized by operating group, primarily based upon the markets served by each group and the services performed. Each operating group consists of strategic business units (“SBUs”) and business units (“BUs”) which are focused on providing specific products and services to certain classes of customers or within targeted markets. Across operating groups, SBUs and BUs, we integrate similar service lines, technology, information, work products, client management and other resources. Communications and market research, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development. Two of our reportable business segments, Manufacturing & BPO and Process & Government, represent an aggregation of certain operating groups in accordance with the aggregation criteria in SFAS No. 131, while our Energy and Sandy groups each represent one operating segment pursuant to SFAS No. 131. Further information regarding each business segment is discussed below.

Manufacturing & BPO. Our Manufacturing & BPO segment delivers training, curriculum design and development, staff augmentation, e-Learning services, system hosting, integration and help desk support, training business process outsourcing, and consulting and technical services primarily to large companies in the electronics and semiconductors, steel, healthcare, financial and other industries as well as to government agencies. Our October 2007 acquisition of Via has expanded our delivery capabilities and diversified our core client base in the software, electronics and semiconductors and retail markets.  Our ability to deliver a wide range of training services allows us to take over the entire learning function for the client, including their training personnel.

Process & Government. Our Process & Government segment has over four decades of experience providing consulting, engineering, technical and training services, including emergency preparedness, safety and regulatory compliance, chemical demilitarization and environmental services primarily to federal and state government agencies, large government contractors and petroleum and chemical refining companies. This segment also provides design and construction of alternative fuel stations, including LNG fueling and hydrogen stations.

Energy. Our Energy segment provides engineering services, products and training primarily to electric power utilities. Our proprietary EtaProTM Performance Monitoring and Optimization System provides a suite of performance solutions for power generation plants and is installed at over 600 power generating units in over 25 countries. In addition, this segment provides web-based training through our GPiLearnTM portal to over 25,000 power plant personnel in the U.S. and in over 30 countries. Our March 2008 acquisition of PCS strengthened and expanded our service offering to clients in the power generation industry.

Sandy Training & Marketing. Acquired in January 2007, Sandy is a provider of custom product sales training and has been a leader in serving manufacturing customers in the U.S. automotive industry for over 30 years. Sandy provides custom product sales training designed to better educate customer sales forces with respect to new product features and designs, in effect rapidly increasing the sales force knowledge base and enabling them to address detailed customer queries. Furthermore, Sandy helps our clients assess their customer relationship management strategy, measure performance against competitors and connect with their customers on a one-to-one basis. As mentioned above, our automotive technical training business unit was transferred from the Manufacturing & BPO segment to the Sandy segment during the first quarter of 2008.

Segment Financial Information

For financial information about our business segments and geographic operations and revenue, see Note 14 to the accompanying Consolidated Financial Statements.

Services and Products

Our personnel bring a wide variety of professional, technical and military backgrounds together to create cost-effective solutions for modern business and governmental challenges. Our primary service and product categories are discussed in more detail below.

Custom Training, Sales Training and Performance Improvement. We provide custom training services and products to support existing, as well as the launch of new, plants, products, equipment, technologies and processes. The range of services includes fundamental analysis of a client’s training needs, curriculum design, instructional material development (in hard copy, electronic/software or other format), information technology service support and delivery of training. Training products include custom instructor and student training manuals, and instructional materials suitable for web-based and blended learning solutions. Our instructional delivery capabilities include traditional classroom, structured on-the-job training (OJT), just-in-time methods, computer-based, web-based, video-based and the full spectrum of e-Learning technologies. Our e-Learning services enable us to function as a single-source e-Learning solutions provider through our integration services and hosting, the development and provisioning of proprietary content and the aggregation and distribution of third party content.  In addition, our Sandy segment provides customer relationship marketing (CRM) products including brand loyalty publications and other related products. Sandy develops personalized publications for automotive and non-automotive clients which establish a link between the manufacturer/dealer and each customer. Sandy has also produced brand specific portfolios that are installed in the gloveboxes of new cars and trucks at the time of vehicle assembly.

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

Technical Support and Engineering. We are staffed and equipped to provide engineering and technical support services and products to clients. We have civil, mechanical and electrical engineers who provide consulting, design and evaluation services regarding facilities, processes and systems. We believe that we are a leader in the design and construction of alternative fuel stations, cryogenic systems and high pressure systems. Technical support services include procedure writing and configuration control for capital intensive facilities, plant start-up assistance, logistics support (e.g., inventory management and control), implementation and engineering assistance for facility or process modifications, facility management for high technology training environments, staff augmentation and help-desk support for standard and customized client desktop applications. Technical support products include our proprietary EtaPRO™ and Virtual PlantTM software applications that serve the power generation industry.

Competitive Strengths

We believe our key competitive strengths include:

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

Legacy Technical Expertise. In the 1960’s, we began providing technical services to the U.S. Navy Nuclear submarine program and nuclear power generation industry and have since maintained and expanded our reputation for providing technically complex consulting, engineering, and training services. Many of our employees have engineering degrees, technical training or years of relevant technical industry experience. Through repeat projects with industry leaders, such as ExxonMobil, Applied Materials and The Boeing Company, we have acquired significant industry experience in providing highly technical consulting services. We believe that our technical expertise allows us to address market opportunities for complex business challenges that require in-depth expertise and certifications typically acquired over several years of specialized training and many years of experience. We also believe that our ability to provide both training-related and business consulting services allows us to gain insight into operations of our customers, understand the challenges they face and develop optimal solutions to meet these challenges. We also believe that the knowledge that we develop while working with our clients provides us with a significant competitive advantage as those clients look to expand the scope of services outsourced to third party service providers.

Well Positioned to Capitalize on the Large Product Sales Training Market. We believe that the introduction of new products with advanced features, combined with the growing amount and accessibility of information available to consumers, requires companies to maintain a highly skilled and technologically current sales force to most effectively capture customer interest and confidence. In-house implementation of product sales training programs can be expensive and time-consuming as these programs typically involve significant levels of face-to-face training, in some cases across a large sales force that can be located around the globe. In addition, product sales training tends to be a continuous process, as the pace of new products and features in many cases requires year-round updating of the sales force. We have what we believe to be one of the industry’s leading product sales training platforms, and are well positioned to benefit from increased training outsourcing as companies look for ways to reduce costs.

Business Model Supports Visibility of Revenues. We believe the nature of our business, which includes established relationships with our clients, average project tenure of one year, as well as many long term contracts with our customers provides us with a platform from which to drive revenues and gives us visibility into our future performance. We have long-standing relationships with many of our clients, with over 60% of our top 25 clients having used our services for five or more years.  Additionally, over 90% of our annual revenue is generated by existing prior year clients. We also had a backlog for services under executed contracts of $131.7 million as of December 31, 2008, most of which we anticipate will be recognized as revenue during 2009.

Highly Qualified and Dedicated Employees and Tenured Management Team. Our most important asset is our people, as the diverse skill set of our workforce enables us to serve our diverse and expanding global client base. As a result, we are committed to the continued development of our employees. We provide our employees with technical, functional, industry, managerial and leadership skill development and training throughout their careers with us. We seek to reinforce our employees’ commitment to our clients, culture and values through a comprehensive performance management system and a career philosophy that rewards both individual performance and teamwork. We also benefit from the skill and experience of our executive management team, who together have a combined 100 years experience in the training industry and have an average tenure with our company of over 20 years.

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

The following table illustrates the percentage of our total revenue attributable to each type of contract for the year ended December 31, 2008:

Fixed price (including fixed-fee per transaction)	71%
Time-and-materials, including fixed rate	22
Cost-reimbursable	7
Total revenue	100%

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

International

We conduct our business outside of the United States in over 30 countries primarily through General Physics’ wholly owned subsidiaries located in the United Kingdom, France, Germany, Canada, Mexico, Singapore, Malaysia, China and India. Through these subsidiaries, we are capable of providing substantially the same services and products as are available to clients in the United States, although modified as appropriate to address the language, business practices and cultural factors unique to each client and country. In combination with our subsidiaries, we are able to coordinate the delivery to multi-national clients of services and products that achieve consistency on a global, enterprise-wide basis.  Revenue from operations outside the United States represented approximately 13% of our consolidated revenue for the year ended December 31, 2008 (see Note 14 to the accompanying Consolidated Financial Statements).

Customers

During 2008, we provided services to over 500 customers. Significant customers include multinational automotive manufacturers, such as General Motors Corporation, Ford Motor Company and Hyundai Motor Company; commercial electric power utilities, such as Bruce Power, L.P., Mid-American Energy Company and Luminant Energy; governmental agencies, such as the U.S. Department of Defense, U.S. Department of Treasury, Office of Personnel Management, and U.S. Social Security Administration; U.S. government prime contractors, such as Bechtel National, Inc. and URS Corporation; and other large multinational companies, such as Cisco Systems, Inc., Texas Instruments, Microsoft, Eli Lilly & Co., United Technologies Corporation, Agilent Technologies, Inc., CIGNA Corporation, The Boeing Company, Exxon Mobil and United States Steel Corporation.

We have a concentration of revenue from General Motors Corporation and its affiliates (“General Motors”) as well as a market concentration in the automotive sector. Revenue from General Motors accounted for approximately 20% of our consolidated revenue for the year ended December 31, 2008, and revenue from the automotive industry accounted for approximately 28% of our consolidated revenue for the year ended December 31, 2008.  In addition, revenue from the U.S. Government accounted for approximately 18% of our consolidated revenue for the year ended December 31, 2008. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by us as separate customers. No other customer accounted for more than 10% of our revenue in 2008.

Employees

Our principal resource is our personnel. As of December 31, 2008, we had 1,777 employees and access to over 100 adjunct instructors and consultants. Our future success depends to a significant degree upon our ability to continue to attract, retain and integrate into our operations instructors, engineers, technical personnel and consultants who possess the skills and experience required to meet the needs of our clients.

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

Engineering and consulting services such as those that we provide are performed by many of the customers themselves, large architectural and engineering firms that have expanded their range of services beyond design and construction activities, large consulting firms, information technology companies, major suppliers of equipment and individuals and independent service companies similar to us. The engineering and construction markets are highly competitive and require substantial resources and capital investment in equipment, technology and skilled personnel.

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

Backlog

Our backlog for services under executed contracts and subcontracts was approximately $131.7 million and $140.3 million as of December 31, 2008 and 2007, respectively. We anticipate that most of our backlog as of December 31, 2008 will be recognized as revenue during 2009. However, the rate at which services are performed under certain contracts, and thus the rate at which backlog will be recognized, is at the discretion of the client and most contracts are, as mentioned above, subject to termination by the client upon written notice.

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

Our revenues and profitability are related to general levels of economic activity and employment primarily in the United States and the United Kingdom.  As a result, the current economic recession in both of those countries could harm our business and financial condition, as already seen in part by a decrease in our revenue during the fourth quarter of 2008. A significant portion of our revenues is derived from Fortune 500 companies and their international equivalents, which historically have decreased expenditures for external training during economic downturns.  If the economies in which these companies operate remain or are further weakened in any future period, these companies may reduce their expenditures on external training, and other products and services supplied by us, which could materially and adversely affect our business, results of operations and financial condition.  As we expand our business globally, we might be subject to additional risks associated with economic conditions in the countries into which we enter or in which we expand our operations.

Our revenue and financial condition could be adversely affected by the loss of business from significant customers, including automotive manufacturers, the U.S. Government and other customers.

During the years ended December 31, 2008 and 2007, revenue from General Motors accounted for approximately 20% and 21%, respectively, of our consolidated revenue and revenue from our customers in the automotive industry, including General Motors, accounted for approximately 28% and 30%, respectively, of our consolidated revenue.  In addition, accounts receivable from General Motors totaled $14.4 million as of December 31, 2008. In recent periods, General Motors and other auto manufacturers have reported a sharp reduction in vehicle sales which has resulted in substantial losses and severe liquidity problems, leading to efforts to restructure their operations to remain solvent and to seek government funding.  Further cost-cutting, a lack of sufficient funding, potential bankruptcy or a decision to cease or reduce contract awards to us, could adversely affect our business and financial condition. In addition, default in payment of accounts receivable from General Motors or other significant customers could cause us to incur substantial losses.

For the years ended December 31, 2008, 2007 and 2006, revenue from the U.S. Government represented approximately 18%, 18% and 29% of our consolidated revenue, respectively.  However, the revenue was derived from a number of separate contracts with a variety of government agencies we regard as separate customers.  Government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits by government representatives and profit and cost controls.  If we fail to comply with all of the applicable regulations, requirements or laws, our existing contracts with the government could be terminated and our ability to seek future government contracts or subcontracts could be adversely affected.  In addition, the funding of government contracts is subject to Congressional appropriations.  Budget decisions made by the U.S. Government are outside of our control and could result in a reduction or elimination of contract funding.  A shift in government spending to other programs in which we are not involved or a reduction in general government spending could have a negative impact on our financial condition.  The U.S. Government is under no obligation to maintain funding for or to continue to fund our contracts or subcontracts.

Although no other customers account for more than 10% of our consolidated revenue, we experienced declines in our revenue during the fourth quarter of 2008 from certain other customers, primarily in the manufacturing sector. A further loss of business from these or other customers could adversely affect our revenue and financial condition. In addition, substantially all of our contracts are subject to termination on written notice and, therefore, our operations are dependent upon our customers’ continued satisfaction with our services and their continued inability or unwillingness to perform those services themselves or to engage other third-parties to deliver such services.

The price of our common stock is highly volatile and could further decline regardless of our operating performance.

The market price of our common stock could fluctuate in response to, among other things:

•	changes in economic and general market conditions
•	changes in the outlook and financial condition of certain of our significant customers and industries in which we have a concentration of business
•	changes in financial estimates, treatment of our tax assets or liabilities or investment recommendations by securities analysts following our business;
•	changes in accounting standards, policies, guidance or interpretations or principles
•	sales of common stock by our directors, officers and significant stockholders;
•	our failure to achieve operating results consistent with securities analysts’ projections; and
•	the operating and stock price performance of competitors.

These factors might adversely affect the trading price of our common stock and prevent you from selling your common stock at or above the price at which you purchased it.  In addition, in recent periods, the stock market has experienced significant price and volume fluctuations.  This volatility has had a significant impact on the market price of securities issued by many companies, including ours and others in our industry.  These changes can occur without regard to the operating performance of the affected companies.  As a result, the price of our common stock could fluctuate based upon factors that have little or nothing to do with our company, and these fluctuations could materially reduce our share price.

We incurred a goodwill impairment charge of $5.5 million for the year ended December 31, 2008 and may incur further material goodwill and other intangible asset impairment charges in future periods.

We recognized a goodwill impairment loss of $5.5 million for the year ended December 31, 2008 related to the Sandy segment primarily due to a significant decline in our market capitalization during the fourth quarter of 2008 and uncertainty regarding the automotive industry. See the Management Discussion of Critical Accounting Policies section in Item 7 for further discussion regarding the factors leading to the goodwill impairment and the valuation methodologies and assumptions used in the goodwill impairment test. As of December 31, 2008 after recognizing an impairment charge of $5.5 million, we had remaining goodwill of $60.3 million and other intangible assets of $6.7 million in connection with acquisitions. In accordance with U.S. generally accepted accounting principles, goodwill is reviewed annually for impairment unless circumstances or events indicate that an impairment test should be performed sooner to determine if there has been any impairment to value.  The review for impairment is based on several factors requiring judgment. A decrease in expected cash flows or change in market conditions, among other things, may indicate potential impairment of recorded goodwill.

Our acquisitions in recent years have not involved the acquisition of significant tangible assets and, as a result, a significant portion of the purchase price in each case was allocated to goodwill and other intangible assets. We will continue to test for impairment on an annual basis, coinciding with our fiscal year-end, or on an interim basis if events and circumstances indicate a possible impairment. However, we may incur further material goodwill or other intangible asset impairment charges in the future related to past acquisitions.

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

We experience, and expect to continue to experience, fluctuations in quarterly operating results. Consequently, you should not deem our results for any particular quarter to be necessarily indicative of future results.  Factors that may affect quarterly operating results in the future include:

•	the overall level of services and products sold;
•	the volume of publications shipped by our Sandy segment each quarter, because revenue and cost of publications contracts are recognized in the quarter during which the publications ship;
•	the gain or loss of material clients;
•	the timing, structure and magnitude of acquisitions;
•	participant training volume and general levels of outsourcing demand from clients in the industries that we serve;
•	the budget and purchasing cycles of our clients, especially of the governments and government agencies that we serve;
•	the commencement or completion of client engagements or services and products in a particular quarter;
•	currency fluctuations; and
•	the general level of economic activity.

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

We may continue making acquisitions as part of our growth strategy, which subjects us to numerous risks that could have a material adverse effect on our business, financial condition and results of operations.

As part of our growth strategy, we may continue to pursue selective acquisitions of businesses that broaden our service and product offerings, deepen our capabilities and allow us to enter attractive new domestic and international markets.  Pursuit of acquisitions exposes us to many risks, including that:

•	acquisitions may require significant capital resources and divert management’s attention from our existing business;
•	acquisitions may not provide the benefits anticipated;
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

In addition, acquisitions might involve our entry into new businesses that might not be as profitable as we expect.  We can provide no assurances that our expectations regarding the profitability of future acquisitions will prove to be accurate. Acquisitions might also increase our exposure to the risks inherent in certain markets or industries.  For example, Sandy’s business is heavily oriented toward providing product sales training to auto manufacturers in the U.S. and, consequently, this acquisition increased our exposure to the risks of the auto manufacturing industry.

As a result of completed and possible future acquisitions, our past performance is not indicative of future performance, and investors should not base their expectations as to our future performance on our historical results.

Future acquisitions may require that we incur debt or issue dilutive equity.

Future acquisitions may require us to incur debt, under our existing credit facility or otherwise, or issue equity, resulting in additional leverage or dilution of ownership.

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

Our backlog for services under executed contracts (including subcontracts and purchase orders) was approximately $131.7 million, $140.3 million and $85.3 million as of December 31, 2008, 2007 and 2006, respectively.  There can be no assurance that the revenues projected in our backlog will be realized or, if realized, will result in profits.  Further, contract terminations or reductions in the original scope of contracts reflected in our backlog might occur at any time as discussed below in more detail.

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

Our future success depends, in part, upon our ability to protect our proprietary methodologies and other intellectual property, including our EtaPROTM software.  Existing laws of some countries in which we provide or license or intend to provide or license our services or products may offer only limited protection of our intellectual property rights.  We rely upon a combination of trade secrets, confidentiality policies, non-disclosure and other contractual arrangements and copyright and trademark laws to protect our intellectual property rights.  The steps we take in this regard might not be adequate to prevent or deter infringement or other misappropriation of our intellectual property, and we may not be able to detect unauthorized use or take appropriate and timely steps to enforce our intellectual property rights.  Protecting our intellectual property rights might also consume significant management time and resources.

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

Our revenue outside of the U.S. was approximately 13%, 11% and 12% of our total revenue for the years ended December 31, 2008, 2007 and 2006, respectively. We conduct our business primarily in the U.S., the United Kingdom, Canada, Mexico, Malaysia and Singapore, but also in other developed and developing countries, including India and China.  We intend to continue to expand our global operations which could involve expanding into countries other than those in which we currently operate.  It could also involve expanding into less developed countries, which may have less political, social or economic stability and less developed infrastructure and legal systems.  International sales and operations might be subject to a variety of risks, including:

•	greater difficulty in staffing and managing foreign operations;
•	greater risk of uncollectible accounts;
•	longer collection cycles;
•	logistical and communications challenges;
•	potential adverse changes in laws and regulatory practices, including export license requirements, trade barriers, tariffs and tax laws;
•	changes in labor conditions, burdens and costs of compliance with a variety of foreign laws;
•	political and economic instability;
•	increases in duties and taxation;
•	exchange rate risks;
•	greater difficulty in protecting intellectual property;
•	general economic and political conditions in these foreign markets;
•	acts of war or terrorism or natural disasters, and limits on the ability of governments to respond to such acts;
•	restrictions on the transfer of funds into or out of a particular country; or
•	nationalization of foreign assets and other forms of governmental protectionism.

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

Approximately 13% of our revenue and costs for the year ended December 31, 2008 were denominated in foreign currencies, including the British Pound Sterling, the Canadian Dollar and the Euro, and, to a lesser extent, the Mexican Peso, the Malaysian Ringgit, the Indian Rupee, the Singapore Dollar and the Chinese Yuan. British Pound Sterling-denominated revenue represented approximately 10% of our revenue for the year ended December 31, 2008.  As a result, changes in the exchange rates of these foreign currencies to the U.S. Dollar will affect our consolidated U.S. dollar revenue, cost of revenue and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.

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

We engage in activities in which there are substantial risks of potential liability.  We provide services involving electric power distribution and generation, nuclear power, chemical weapons destruction, petrochemical process training, pipeline operations, volatile fuels such as hydrogen and liquefied natural gas (“LNG”), environmental remediation, engineering design and construction management.  We maintain a consolidated insurance program (including general liability coverage) covering the companies we currently own, including General Physics, as well as certain risks associated with companies we no longer own, including GSE and NPDC.  Claims by or against any covered insured could reduce the amount of available insurance coverage for the other insureds and for other claims. In addition, certain liabilities might not be covered at all, such as deductibles, self-insured retentions, amounts in excess of applicable insurance limits and claims that fall outside the coverage of our policies.

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

In November 2004, we completed the spin-off to our stockholders of the shares of stock we owned in NPDC.  Prior to the spin-off, we provided certain financial guarantees and entered into transactions involving assets owned by NPDC or subsequently contributed by us to NPDC.  We may be contingently liable for certain lease obligations of NPDC subsequent to the spin-off.  We no longer have the assets of NPDC available to us to use to satisfy these obligations, and if NPDC fails to satisfy obligations for which we continue to guarantee, we could be responsible for satisfying those obligations, which could adversely impact our financial condition.

Our authorized preferred stock and certain provisions in our amended and restated by-laws could make a third party acquisition of us difficult.

Our restated certificate of incorporation, as amended, (“restated certificate”), allows us to issue up to 10,000,000 shares of preferred stock, the rights, preferences, qualifications, limitations and restrictions of which may be fixed by the Board of Directors without any further vote or action by the stockholders.  In addition, our amended and restated bylaws provide, among other things, that stockholders seeking to bring business before or to nominate candidates for election as directors at an annual meeting of stockholders must provide us with timely advance written notice of their proposal in a prescribed form.  Our amended and restated bylaws also provide that stockholders desiring to call a special meeting for any purpose, must submit to us a request in writing of stockholders representing a majority of all of the shares of stock outstanding and entitled to vote and stating the purpose of such meeting.  The ability to issue preferred stock and such provisions in our bylaws might have the effect of delaying, discouraging or preventing a change in control that might otherwise be beneficial to stockholders and might materially and adversely affect the market price of our common stock.

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

Item 1B:         Unresolved Staff Comments

None.

Item 2:           Properties

We do not own any significant real property, but we and our subsidiaries lease an aggregate of approximately 260,000 square feet of primarily office and related space at various locations throughout the United States, the United Kingdom, Canada, Mexico, Malaysia, India and China, typically, under long-term leases. We occupy approximately 30,700 square feet in an office building in Elkridge, Maryland for our corporate headquarters under a lease which expires in 2013, and approximately 60,000 square feet in an office building in Troy, Michigan under a sublease which expires in 2015.

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

Item 4:           Submission of Matters to a Vote of Security Holders

On December 11, 2008, we held our annual meeting of shareholders. At that meeting, the following matters were voted upon:

1.                    Our stockholders elected the Directors listed below for terms continuing until the 2009 annual meeting of stockholders by the following votes:

	Common Shares Cast:
	For	Withheld

Harvey P. Eisen	13,047,928	1,239,266
Marshall S. Geller	12,992,936	1,294,258
Scott N. Greenberg	14,237,841	49,353
Sue W. Kelly	14,235,666	51,528
Richard C. Pfenniger, Jr.	8,933,014	5,354,180
A. Marvin Strait	13,812,893	474,301
Gene A. Washington	13,812,044	475,150

2.                    Our stockholders ratified the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008. Our stockholders cast 14,178,677 votes for ratification of KPMG LLP, 96,799 votes against ratification of KPMG LLP, and there were 11,718 abstentions.

PART II

Item 5:           Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, $0.01 par value, is traded on the New York Stock Exchange. The following table presents our high and low market prices for the last two fiscal years. During the periods presented below, we have not paid any cash dividends.

	2008
Quarter	High	Low
First	$11.08	$8.70
Second	10.23	7.80
Third	10.14	7.60
Fourth	9.60	3.00

	2007
Quarter	High	Low
First	$9.78	$8.08
Second	11.73	8.29
Third	11.45	9.40
Fourth	11.25	8.77

The number of shareholders of record of our common stock as of February 27, 2009 was 1,098 and the closing price of our common stock on the New York Stock Exchange on that date was $3.39.

We have not declared or paid any cash dividends on our common stock during the two most recent fiscal years. We do not anticipate paying cash dividends on our common stock in the foreseeable future and intend to retain future earnings to finance the growth and development of our business. In addition, the General Physics Credit Agreement (see Item 7) contains restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends. The Credit Agreement permits General Physics to provide GP Strategies up to an additional $10 million of cash to repurchase shares of its outstanding common stock in the open market beginning on August 14, 2008. General Physics is otherwise currently restricted under the Credit Agreement from paying dividends or management fees to GP Strategies in excess of $1.0 million in any fiscal year, with the exception of a waiver which permitted General Physics to provide up to $8.1 million in cash to repay debt obligations which matured in 2008 and the funding of stock repurchases discussed above.

Performance Graph

The following graph assumes $100 was invested on January 1, 2004 in GP Strategies Common Stock, and compares the share price performance with the Education Training Services Index (Hemscott Group Index) and the NYSE Market Index.  This chart does not reflect the dividends to our shareholders of shares of NPDC in November 2004 and shares of GSE in September 2005 in connection with the spin-offs. Values are as of December 31 of the specified year assuming that all dividends were reinvested.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

AMONG GP STRATEGIES CORP.,

NYSE MARKET INDEX AND HEMSCOTT GROUP INDEX

ASSUMES $100 INVESTED ON JAN.1, 2004

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DEC. 31, 2008

Company / Index Name	Year ended December 31,
	2003	2004	2005	2006	2007	2008
GP Strategies Corp.	$100.00	$93.13	$102.00	$103.75	$133.13	$56.38
Education & Training Services	100.00	105.63	92.59	80.32	124.09	122.78
NYSE Market Index	100.00	112.92	122.25	143.23	150.88	94.76

Issuer Purchases of Equity Securities

The following table provides information about our share repurchase activity for the three months ended December 31, 2008:

	Issuer Purchases of Equity Securities
			Total number	Approximate
			of shares	dollar value of
	Total number	Average	purchased as	shares that may yet
	of shares	price paid	part of publicly	be purchased under
Month	purchased	per share	announced program (1)	the program
October 1-31, 2008	115,000	$6.27	115,000	$5,614,000
November 1-30, 2008	158,800	$4.74	158,800	$4,854,000
December 1-31, 2008	64,500	$4.64	64,500	$4,552,000

(1)  Represents shares repurchased in the open market in connection with our share repurchase program under which we may repurchase shares of our common stock from time to time in the open market subject to prevailing business and market conditions and other factors. There is no expiration date for the repurchase program.

Item 6:           Selected Financial Data

The selected financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements and the notes thereto included elsewhere in this report. Our consolidated statement of operations data for the years ended December 31, 2008, 2007, and 2006 and our consolidated balance sheet data as of December 31, 2008 and 2007 have been derived from our audited consolidated financial statements included elsewhere in this report. Our consolidated statement of operations data for the years ended December 31, 2005 and 2004 and our consolidated balance sheet data as of December 31, 2006, 2005, and 2004 have been derived from audited consolidated financial statements, which are not presented in this report.

On September 30, 2005, we completed the spin-off of our majority ownership interest in GSE, and on November 24, 2004, we completed the spin-off of NPDC. The results of operations of GSE and NPDC have been reclassified as discontinued in the consolidated statements of operations for the years ended December 31, 2005 and 2004.

	Years ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)
Statement of Operations Data
Revenue	$267,893	$248,422	$178,783	$175,555	$164,458
Gross profit	38,830	36,840	26,566	24,991	19,339
Goodwill impairment loss	5,508	—	—	—	—
Interest expense	699	1,218	1,558	1,518	1,937
Gain on litigation settlement, net	—	—	—	5,552	—
Gain on arbitration award, net	—	—	—	—	13,660
Income from continuing operations before income taxes	14,150	16,906	11,710	15,224	14,017
Income from continuing operations	7,837	9,684	6,642	8,457	22,266	(1)
Income (loss) from discontinued operations, net of income taxes	—	—	—	(1,244)	254
Net income	7,837	9,684	6,642	7,213	22,520
Diluted earnings per share:
Income from continuing operations	$0.47	$0.56	$0.40	$0.45	$1.22
Income (loss) from discontinued operations	—	—	—	(0.07)	0.01
Diluted earnings per share	$0.47	$0.56	$0.40	$0.38	$1.23

	December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)
Balance Sheet Data
Cash and cash equivalents (2)	$3,961	$3,868	$8,660	$18,118	$2,417
Short-term borrowings	3,234	2,953	—	—	6,068
Working capital	22,849	18,080	23,142	34,804	20,601
Total assets	135,840	147,445	121,400	134,641	156,035
Long-term debt, including current maturities	—	7,986	10,926	11,380	11,051
Stockholders’ equity	92,806	90,382	79,731	94,342	91,620

(1)   During 2004, based upon an assessment of the realizability of our deferred tax assets, management considered it more likely than not that its deferred tax assets would be realized and reduced its deferred tax valuation allowance by $12.2 million, resulting in a net income tax benefit for the year ended December 31, 2004.

(2)   Cash and cash equivalents include one-time cash receipts associated with the EDS arbitration award and litigation settlement in 2005.

Item 7:           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2008 which are located in Item 8 of this report.

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

During the fourth quarter of 2008, we re-evaluated our reportable business segments under SFAS No. 131 as a result of organizational and management reporting changes that were made primarily due to the retirement of one of our executive officers in 2008. We determined that the former Process, Energy & Government segment should be divided into two reportable segments. Prior to this change, we operated through three reportable business segments. As of December 31, 2008, we operated through four reportable business segments: (i) Manufacturing & BPO, (ii) Process & Government, (iii) Energy, and (iv) Sandy Training & Marketing (“Sandy”). In addition, during the first quarter of 2008, we transferred the management responsibility for our automotive technical training business unit from the Manufacturing & BPO segment to the Sandy segment. As a result of these changes, all prior period segment information has been reclassified to conform to the current year’s presentation.

We are organized by operating group, primarily based upon the markets served by each group and the services performed. Each operating group consists of strategic business units (“SBUs”) and business units (“BUs”) which are focused on providing specific products and services to certain classes of customers or within targeted markets. Across operating groups, SBUs and BUs, we integrate similar service lines, technology, information, work products, client management and other resources. Communications and market research, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development. Two of our reportable business segments, Manufacturing & BPO and Process & Government, represent an aggregation of certain operating groups in accordance with the aggregation criteria in SFAS No. 131, while our Energy and Sandy groups each represent one operating segment pursuant to SFAS No. 131. We review our reportable business segments on a continual basis and could change our reportable business segments from time to time in the event of organizational changes.

Further information regarding each business segment is discussed below.

Manufacturing & BPO. Our Manufacturing & BPO segment delivers training, curriculum design and development, staff augmentation, e-Learning services, system hosting, integration and help desk support, training business process outsourcing, and consulting and technical services primarily to large companies in the electronics and semiconductors, steel, healthcare, financial and other industries as well as to government agencies. Our October 2007 acquisition of Via has expanded our delivery capabilities and diversified our core client base in the software, electronics and semiconductors and retail markets.  Our ability to deliver a wide range of training services allows us to take over the entire learning function for the client, including their training personnel.

Process & Government. Our Process & Government segment has over four decades of experience providing consulting, engineering, technical and training services, including emergency preparedness, safety and regulatory compliance, chemical demilitarization and environmental services primarily to federal and state government agencies, large government contractors, petroleum and chemical refining companies and electric power utilities. This segment also provides design and construction of alternative fuel stations, including LNG fueling and hydrogen stations.

Energy. Our Energy segment provides engineering services, products and training primarily to electric power utilities. Our proprietary EtaProTM Performance Monitoring and Optimization System provides a suite of performance solutions for power generation plants and is installed at over 600 power generating units in over 25 countries. In addition, this segment provides web-based training through our GPiLearnTM portal to over 25,000 power plant personnel in the U.S. and in over 30 countries. Our March 2008 acquisition of PCS strengthened and expanded our service offering to clients in the power generation industry.

Sandy Training & Marketing. Acquired in January 2007, Sandy is a provider of custom product sales training and has been a leader in serving manufacturing customers in the U.S. automotive industry for over 30 years. Sandy provides custom product sales training designed to better educate customer sales forces with respect to new product features and designs, in effect rapidly increasing the sales force knowledge base and enabling them to address detailed customer queries. Furthermore, Sandy helps our clients assess their customer relationship management strategy, measure performance against competitors and connect with their customers on a one-to-one basis. As mentioned above, our automotive technical training business unit was transferred from the Manufacturing & BPO segment to the Sandy segment during the first quarter of 2008.

We discuss our business in more detail in Item 1.Business and the risk factors affecting our business in Item 1A. Risk Factors.

Business Strategy

We seek to increase shareholder value by pursuing the following strategies:

Continuously enhance our service offerings and capabilities.  We plan to continuously expand our services and capabilities through organic growth initiatives based upon our technical expertise as well as through targeted acquisitions.  For example, our acquisitions of PMC, Sandy and Via in 2007 added product sales training to our services offerings and expanded our e-Learning capabilities and our acquisition of PCS in 2008 strengthened and enhanced our service offerings to clients in the energy industry.  We believe that the breadth of our service and product offerings allows us to effectively compete for customers by offering a comprehensive and single-source solution for custom training, consulting, engineering and technical services.  We will continue to focus on increasing our capabilities to drive incremental growth from new, as well as existing, clients.

Develop and maintain strong customer relationships.  We plan to preserve and grow our business by cross-selling our services and capabilities across and within our existing client base. We have a successful track record of increasing the scope of our work for a number of our clients, many of whom we estimate currently outsource only a fraction of their training expenditures.  We believe that as our clients benefit from the effective, cost-efficient and flexible training solutions and services that we provide, many of them will find it beneficial to increase the scope of training services that they outsource to third party providers.  We believe that the strength of our relationships with our existing clients, including the insight and knowledge into their operations that we have developed through these relationships, when combined with the broad range of our service and product offerings, provide us with an advantage when competing for these additional expenditures. We realize that many companies are reducing their external training expenditures due to the current economic recession; however, we will strive to preserve our relationships and increase our proportion of our customers’ total spend.

Remain competitive in the current economic environment. We anticipate that the changing global economy and current recession will impact our operations in 2009, primarily due to a slow down in certain of the end market sectors we serve, such as automotive and electronics and semiconductors, which may result in reduced expenditures by these customers for our training and consulting services.  We have implemented a cost management strategy to ensure that we remain competitive in the current economic environment and are well positioned when the economy recovers. We have recently taken certain cost-cutting measures to achieve this goal, including reducing the number of personnel in certain areas of our business to re-align costs with anticipated reductions in revenue streams, restricting salary increases, reducing our matching contribution to the Retirement Savings Plan and increasing our employees’ share of the cost of health insurance coverage. In addition, in an effort to preserve operating cash flow, we have changed our standard payment terms to our vendors from net thirty days to net forty-five days. We believe that these actions will enable us to maintain a strong competitive and financial position to compete during these difficult times. We will continue to evaluate our cost management strategy throughout the year as circumstances change.

Invest in our Energy services business. In recent years, we have experienced significant organic growth in training and engineering services provided to customers in the energy sector and we believe there will be continued growth in this sector due to the ever-increasing demand for products and services that help power generation plants deliver energy in an efficient, environmentally compliant and profitable manner. To take advantage of the opportunities in the energy sector, we plan to continue to enhance and expand our product and service offerings to this industry.

Leverage BPO capabilities. We have a demonstrated ability to provide training services across a wide spectrum of learning engagements from transactional multi-week assignments focused on a single aspect of a learning process to multi-year contracts where we manage the learning infrastructure of our customer. Integrated BPO engagements typically require us to assume responsibility for the development, delivery and administration of learning functions and are generally carried out under multi-year agreements. We intend to leverage our BPO capabilities to expand the customers and markets we serve.

Maintain our international presence. We believe international markets offer compelling and underpenetrated growth opportunities for our services. We intend to leverage our current international presence as well as continue pursuing our strategy of enhancing our international platform by selectively acquiring businesses in targeted geographies and following our current clients into new geographic markets. In our experience, many of our clients are seeking access to these and other attractive international markets and as such we intend to enhance our international capabilities. In order to support their business expansion we are providing employee training solutions across organizations in different countries and different languages, while maintaining quality and consistency in the overall training program.  By moving into specific international markets with our existing clients, we are able to not only deepen our relationships with those clients, but are also able to develop expertise in those markets that we can leverage to additional customers. We believe that following this strategy provides us with opportunities to gain access to international markets with established client relationships in those markets.

Continue our disciplined acquisition strategy.  We plan to continue to focus on evaluating compelling strategic acquisition targets to enhance our service offerings and delivery capabilities and to expand our geographic footprint.  We have followed a disciplined approach to target selection and have been able to acquire complementary businesses at what we believe are attractive valuations.  Since 2006, we have acquired seven businesses with annualized revenues totaling over $85 million, expanding our e-Learning capability and adding complementary services such as product sales training.  Four of these businesses are in the United Kingdom, and have strengthened our international platform, enabling us to meet the needs of our global clients while providing additional client opportunities. We also believe that our current operating structure, which utilizes a centralized infrastructure of corporate services to support our various platforms, enhances our ability to quickly and cost-effectively integrate acquisitions.  We look to identify acquisitions to augment our capabilities when we believe acquisitions are the quickest and most efficient way of expanding our platform and service offerings.

Significant Events

Acquisitions

Below is a summary of the acquisitions we have completed since 2006. See Note 2 to the accompanying Consolidated Financial Statements for further details, including the purchase price allocations.

Performance Consulting Services, Inc. (PCS)

On March 1, 2008, General Physics completed the acquisition of PCS, a company specializing in performance engineering support, training, combustion optimization, the implementation of smart equipment condition monitoring systems and testing services for power plants. The purchase price at closing consisted of $1.0 million in cash paid to the sellers and $1.0 million of guaranteed future payments to be paid in two equal installments on January 31, 2009 and January 31, 2010. In addition, the purchase agreement requires up to an additional $2.3 million to be paid to the sellers, contingent upon the achievement of certain revenue targets, as defined in the purchase agreement, during the two twelve-month periods following the completion of the acquisition. PCS is included in our Energy segment and the results of its operations have been included in the consolidated financial statements for the period beginning March 1, 2008. The pro-forma impact of the PCS acquisition is not material to our results of operations for the year ended December 31, 2008.

Other 2008 Acquisitions

During the fourth quarter of 2008, General Physics, through its wholly owned GPUK subsidiary, completed two separate acquisitions of training and consulting companies in the United Kingdom. The total purchase price for these businesses was approximately $0.9 million in cash. In addition, the purchase agreements require up to an additional $1.6 million to be paid to the sellers, contingent upon the achievement of certain earnings targets, as defined in the purchase agreements, over a four-year period subsequent to the acquisitions. The pro-forma impact of these acquisitions is not material to our results of operations for the year ended December 31, 2008.

Via Training, LLC (Via)

On October 1, 2007, General Physics acquired Via, a U.S. custom e-Learning sales training company, for a purchase price of $1.8 million in cash paid at closing. In addition, the purchase agreement requires up to an additional $3.3 million to be paid to the seller, contingent upon Via achieving certain earnings targets, as defined in the purchase agreement, during the two twelve-month periods following the completion of the acquisition. No contingent consideration was payable with respect to the first twelve-month period following completion of the acquisition as the earnings target was not achieved. As of December 31, 2008, the maximum contingent consideration General Physics may be required to pay is $1.7 million. Via is included in our Manufacturing & BPO segment and its results of operations are included in our consolidated financial statements for the period beginning October 1, 2007. The pro-forma impact of the Via acquisition is not material to our results of operations for the year ended December 31, 2007.

Smallpeice Enterprises Limited (SEL)

On June 1, 2007, General Physics, through its wholly owned GPUK subsidiary, completed the acquisition of SEL, a provider of business improvement and technical and management training services in the United Kingdom. GPUK acquired 100% ownership of SEL for a purchase price of approximately $3.3 million in cash. In addition, the purchase agreement requires up to an additional $1.8 million to be paid to the seller, contingent upon SEL achieving certain earnings targets, as defined in the purchase agreement, during the one-year period following completion of the acquisition. During 2008, General Physics paid $0.2 million of contingent consideration based on the earnings targets achieved during the one-year period following completion of the acquisition and was accounted for as goodwill. SEL is included in our Manufacturing & BPO segment and its results of operations are included in our consolidated financial statements for the period beginning June 1, 2007. The pro-forma impact of the SEL acquisition is not material to our results of operations for the year ended December 31, 2007.

Sandy Corporation

On January 23, 2007, General Physics completed the acquisition of Sandy, a leader in custom product sales training and part of the ADP Dealer Services division of ADP. Sandy, which is run as an unincorporated division of General Physics, offers custom sales training and print-based and electronic publications primarily to the U.S. automotive industry. General Physics acquired certain assets and the business of Sandy for a purchase price of approximately $4.4 million cash paid to ADP from cash on hand and the assumption of certain liabilities to complete contracts. In addition, the purchase agreement requires up to an additional $8.0 million to be paid to ADP, contingent upon Sandy achieving certain revenue targets during the two twelve-month periods following the completion of the acquisition. During 2008, General Physics paid $2.5 million of contingent consideration with respect to the first twelve-month period subsequent to the acquisition and was accounted for as goodwill. SFAS No. 141, Business Combinations (“SFAS No. 141”), requires that earned but unpaid contingent consideration be accrued to the extent that the amount earned is determinable beyond a reasonable doubt as of the balance sheet date. As of December 31, 2008, we accrued $2.5 million of contingent consideration with respect to the second twelve-month period following the completion of the Sandy acquisition based on the revenue targets achieved for the eleven-month period ended December 31, 2008.  Sandy is included in our Sandy Training and Marketing segment and the results of its operations have been included in our consolidated financial statements for the period beginning January 23, 2007. The following unaudited pro forma consolidated results of operations of the Company assume that the acquisition of Sandy was completed as of January 1 for each of the years shown below:

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

Share Repurchase Program

Since January 2006, our Board of Directors has authorized a total of $23 million of repurchases of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors.  During the years ended December 31, 2008, 2007 and 2006, we repurchased approximately 1,091,000, 678,500 and 420,000 shares, respectively, of our common stock in the open market for a total cost of approximately $8.8 million, $6.5 million and $3.1 million, respectively. As of December 31, 2008, there was approximately $4.6 million available for future repurchases under the buyback program. There is no expiration date for the repurchase program.

Results of Operations

Operating Highlights

Year ended December 31, 2008 compared to the year ended December 31, 2007

For the year ended December 31, 2008, we had income before income taxes of $14.2 million compared to $16.9 million for the year ended December 31, 2007.  We incurred a goodwill impairment loss of $5.5 million during 2008 which is discussed in more detail below. Excluding the goodwill impairment loss, we had an increase in operating income of $2.0 million, the components of which are discussed below, a decrease in interest expense of $0.5 million and an increase in other income of $0.2 million. Net income was $7.8 million, or $0.47 per diluted share, for the year ended December 31, 2008 compared to net income of $9.7 million, or $0.56 per diluted share, for 2007.

Diluted weighted average shares outstanding were 16.6 million for the year ended December 31, 2008 compared to 17.2 million for the same period in 2007. The decrease in shares outstanding is primarily due to repurchases of our common stock in the open market in connection with our share repurchase program discussed above.

Revenue

	Years ended December 31,
	2008	2007
	(Dollars in thousands)
Manufacturing & BPO	$119,041	$106,502
Process & Government	54,394	54,903
Energy	22,018	16,963
Sandy Training & Marketing	72,440	70,054
	$267,893	$248,422

Manufacturing & BPO revenue increased $12.5 million or 11.8% during the year ended December 31, 2008 compared to 2007. The increase in revenue is due to the following:

•      $4.4 million increase in revenue from our operations in the UK, which consists of a $2.4 million increase attributable to acquisitions completed in 2007 and 2008 and a $3.7 million increase in revenue primarily due to expansion of government funded training programs in the UK and increased volume with BPO customers, offset by a $1.7 million decrease in revenue due to unfavorable currency exchange rates;

•      $4.7 million increase in revenue attributable to the acquisition of Via in October 2007;

•      $3.5 million net increase in BPO and e-Learning services with new and existing U.S. customers;

•      $1.0 million increase in process and maintenance reliability training services provided to a steel client; and

•      $1.6 million of other net increases largely due to increased services for BPO customers provided by our subsidiaries in the Asia Pacific region.

The above increases were offset by the following:

•        $1.7 million reduction in services for a pharmaceutical client; and

•        $1.0 million reduction in services for a lean consulting client during 2008 compared to 2007.

As noted above, the changes in foreign currency exchange rates negatively impacted our revenue and profit during 2008 and we expect the changes in rates which occurred primarily in the second half of 2008 to continue to negatively impact our 2009 revenue and profit when compared to prior periods. In addition, while we experienced increases in e-Learning and BPO services during 2008, we began to see a slow down in customer spending beginning in the fourth quarter of 2008 for these services, particularly in the electronics and semiconductors sector, and we anticipate that this trend could negatively impact our revenue and profit in 2009.

Process & Government revenue decreased $0.5 million or 1.0% during the year ended December 31, 2008 compared to 2007. The decrease in revenue is primarily due to the following:

•      $1.7 million net increase in technical services primarily for aerospace customers; and

•      $0.8 million net increase relating to construction projects for liquefied natural gas (“LNG”) and hydrogen fueling station facilities.

These increases in revenue in the Process & Government segment were offset by the following:

•      $1.8 million net decrease in revenue primarily due to the completion of certain homeland security and first responder training contracts during 2008 compared to 2007; and

•      $1.2 million reduction in the volume of services provided to a large petrochemical client during 2008.

Energy group revenue increased $5.1 million or 29.8% during the year ended December 31, 2008 compared to 2007 due to the following:

•      $2.8 million net increase in training and related products and services to energy customers, due to an increase in contracts to provide training services for new and existing power generation customers and expanded sales of training courses through our GPiLearnTM web-based training portal; and

•      $2.3 million of revenue contributed by the PCS acquisition which was completed in March 2008.

Sandy Training & Marketing revenue increased $2.4 million or 3.4% during the year ended December 31, 2008 compared to 2007 due to the following:

•      $3.9 million increase due to Sandy’s results being included for a full one-year period in 2008 compared to a partial period in 2007, as the acquisition of Sandy was completed on January 23, 2007; and

•      $1.4 million net revenue increase during 2008 primarily due to an increase in sales training services provided to various automotive customers for new vehicle launch events and programs and expansion of publications for an automotive customer during 2008 compared to 2007.

The increases in revenue in this segment were offset by the following:

•      $1.4 million decrease in technical training services provided to automotive customers due to a reduction in plant spending (as mentioned above, we transferred management responsibility for our automotive technical training business unit from the Manufacturing & BPO segment to the Sandy segment during the first quarter of 2008); and

•      $1.5 million decrease in glovebox portfolio sales due to lower vehicle sales.

While the Sandy segment experienced an overall increase in revenue during 2008 compared to 2007, we anticipate that there will be a reduction in revenue in 2009 due to the current condition of the automotive industry. However, as discussed in the Business Strategy section above, we have implemented cost-cutting initiatives to proactively align costs with anticipated reductions in revenue streams.

We may experience significant quarterly fluctuations in revenue and income related to Sandy’s publications business, since revenue and cost on publication contracts are recognized in the period in which the publications ship, based on the output method of performance. Shipments occur at various times throughout the year and the volume of publications shipped could fluctuate from quarter to quarter. Publications revenue in the Sandy Training & Marketing segment totaled $4.4 million during the fourth quarter of 2008, compared to $1.3 million during the third quarter of 2008, $3.6 million during the second quarter of 2008 and $4.0 million during the first quarter of 2008.

In addition, we have a concentration of revenue from General Motors as well as a market concentration in the automotive sector. Revenue from General Motors accounted for approximately 20% of our consolidated revenue for the year ended December 31, 2008, and revenue from the automotive industry accounted for approximately 28% of our consolidated revenue for the year ended December 31, 2008.

Gross profit

	Years ended December 31,
	2008		2007
		% Revenue		% Revenue
	(Dollars in thousands)
Manufacturing & BPO	$16,676	14.0%	$14,362	13.5%
Process & Government	8,719	16.0%	10,921	19.9%
Energy	5,886	26.7%	4,074	24.0%
Sandy Training & Marketing	7,549	10.4%	7,483	10.7%
	$38,830	14.5%	$36,840	14.8%

Manufacturing & BPO gross profit of $16.7 million or 14.0% of revenue for the year ended December 31, 2008 increased by $2.3 million or 16.1% when compared to gross profit of approximately $14.4 million or 13.5% of revenue for the year ended December 31, 2007. The increase in gross profit is primarily attributable to increases in revenue and gross profit for e-Learning and BPO services provided during 2008, as well as the increase in revenue and gross profit from our UK operations. Gross profit as a percentage of revenue increased in this segment during 2008 compared to 2007, primarily due to improved labor utilization in our e-Learning and BPO organizations and improved margins in the acquired Via business.

Process & Government gross profit of $8.7 million or 16.0% of revenue for the year ended December 31, 2008 decreased by $2.2 million or 20.2% when compared to gross profit of approximately $10.9 million or 19.9% of revenue for the year ended December 31, 2007. The decrease in gross profit is primarily attributable to a reduction in high margin services provided to a petrochemical customer during 2008 compared to 2007. In addition, gross profit decreased in this segment due to a decrease in margin on certain LNG construction projects during 2008 compared to 2007.

Energy gross profit of $5.9 million or 26.7% of revenue for the year ended December 31, 2008 increased by $1.8 million or 44.5% when compared to gross profit of approximately $4.1 million or 24.0% of revenue for the year ended December 31, 2007. This increase in gross profit is primarily due to the revenue increases discussed above.

Sandy Training and Marketing gross profit of $7.5 million or 10.4% of revenue for the year ended December 31, 2008 increased by $0.1 million or 1.0% when compared to gross profit of $7.5 million or 10.7% for the year ended December 31, 2007.

Selling, general and administrative expenses

SG&A expenses were $19.6 million for both the years ended December 31, 2008 and 2007. While SG&A expenses were flat year over year, there was a net increase in labor and benefits expense during 2008 due to an increase in personnel, offset by a decrease in amortization expense associated with the backlog intangible we acquired in connection with the Sandy acquisition which became fully amortized in the first quarter of 2008.

Goodwill impairment loss

We incurred a goodwill impairment loss of $5.5 million for the year ended December 31, 2008 related to our Sandy segment.  See the Management Discussion of Critical Accounting Policies section below for further discussion regarding the factors leading to the goodwill impairment and the valuation methodologies and assumptions used in the goodwill impairment test.

Interest expense

Interest expense decreased $0.5 million or 42.6% from $1.2 million for the year ended December 31, 2007 to $0.7 million for the year ended December 31, 2008. The decrease is primarily due to a decrease in interest expense related to a reduction in long-term debt obligations which matured in 2008, as well as a decrease in interest expense related to our credit facility primarily due to lower interest rates during 2008 compared to 2007.

Other income

Other income increased $0.2 million or 26.0% from $0.9 million for the year ended December 31, 2007 to $1.1 million for the year ended December 31, 2008.  The increase is primarily due to a $0.3 million gain, net of legal fees and expenses, on a litigation settlement during 2008 (see Note 17 to the Consolidated Financial Statements), offset by a decrease in interest income due to lower cash balances and interest rates during 2008 compared to 2007.

Income taxes

Income tax expense was $6.3 million for the year ended December 31, 2008 compared to $7.2 million for the year ended December 31, 2007. The decrease in income tax expense is primarily due to a decrease in income before income taxes in 2008 compared to 2007, largely attributable to the $5.5 million goodwill impairment loss we recognized during 2008 which provided a $2.2 million income tax benefit. The effective income tax rate was 44.6% and 42.7% for the years ended December 31, 2008 and 2007, respectively. The increase in the effective income tax rate is primarily due to the decrease in income before income taxes and an increase in foreign taxes in 2008 compared to 2007 (see Note 10 to the accompanying Consolidated Financial Statements).

Year ended December 31, 2007 compared to the year ended December 31, 2006

For the year ended December 31, 2007, we had income before income taxes of $16.9 million compared to $11.7 million for the year ended December 31, 2006.  The improved results are primarily due to an increase in operating income of $5.0 million, the components of which are discussed below, and is attributable to increases in operating income across all of our business segments as well as the Sandy and SEL acquisitions which were accretive to earnings in 2007. Net income was $9.7 million, or $0.56 per diluted share, for the year ended December 31, 2007 compared to net income of $6.6 million, or $0.40 per diluted share, for 2006.

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

Revenue

	Years ended December 31,
	2007	2006
	(Dollars in thousands)
Manufacturing & BPO	$106,502	$97,398
Process & Government	54,903	62,904
Energy	16,963	14,565
Sandy Training & Marketing	70,054	3,916
	$248,422	$178,783

Manufacturing & BPO revenue increased $9.1 million or 9.3% during the year ended December 31, 2007 compared to 2006. The increase in revenue is due to the following:

•      $5.9 million increase in revenue from our operations in the United Kingdom, which consists of a $3.4 million increase due to the acquisition of SEL during 2007, a $1.4 million increase attributable to the favorable impact of foreign currency exchange rates in 2007 compared to 2006, and a net increase of $1.1 million in training services provided to new and existing customers;

•      $1.5 million increase in revenue resulting from our acquisition of Via in October 2007;

•      $1.6 million increase in training and consulting services provided to steel customers;

•      $1.0 million increase in training and technical services primarily to new customers; and

•      $1.0 million of net increases in training services provided to BPO and e-Learning customers ($1.0 net increase was comprised of $5.8 million of increases with new and existing customers, offset by a $4.8 million decrease due to a reduction in scope with a BPO customer in 2007 compared to 2006).

These increases in revenue in the Manufacturing & BPO segment were offset by a $1.8 million decrease in revenue on a lean manufacturing contract which had a reduction in scope in 2007 compared to 2006.

Process & Government revenue decreased $8.0 million or 12.7% during the year ended December 31, 2007 compared to 2006. The decrease in revenue is primarily due to the following:

•      $5.3 million decrease in revenue due to the completion of chemical demilitarization and environmental projects with government clients;

•      $4.8 million decrease in hurricane recovery services in 2007 compared to 2006 due to the work concluding in 2006; and

•      $1.0 million decline in domestic preparedness and emergency awareness training services provided to government clients.

These decreases in revenue in the Process & Government segment were offset by a $2.0 million revenue increase from engineering and training services for petroleum and refining customers and a $2.0 million revenue increase from technical services primarily for aerospace customers.

Energy group revenue increased $2.4 million or 16.5% during the year ended December 31, 2007 compared to 2006. The increase in revenue is due to a $1.8 million increase in EtaProTM software sales and implementation services and a $0.8 million increase primarily due to increased course sales through our GPiLearnTM web-based training portal and other training services to energy customers.

Sandy Training & Marketing revenue increased $66.1 million during the year ended December 31, 2007. The acquisition of Sandy resulted in an increase in revenue of $65.5 million during the year ended December 31, 2007. The results of Sandy’s operations have been included in our consolidated statement of operations since the completion of the acquisition on January 23, 2007. As noted above, during the first quarter of 2008 we transferred management responsibility for our automotive technical training business unit to the Sandy segment and the results of operations for that business unit have been reclassified to the Sandy segment for all periods presented.

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

Gross profit

	Years ended December 31,
	2007		2006
		% Revenue		% Revenue
		(Dollars in thousands)
Manufacturing & BPO	$14,362	13.5%	$13,512	13.9%
Process & Government	10,921	19.9%	10,592	16.8%
Energy	4,074	24.0%	2,596	17.8%
Sandy Training & Marketing	7,483	10.7%	(134)	-3.4%
	$36,840	14.8%	$26,566	14.9%

Manufacturing & BPO gross profit of $14.4 million or 13.5% of revenue for the year ended December 31, 2007 increased by $0.9 million or 6.3% when compared to gross profit of approximately $13.5 million or 13.9% of revenue for the year ended December 31, 2006. This increase in gross profit is primarily attributable to the overall revenue growth in this segment, as discussed above, as well as increased gross profit from our operations in the United Kingdom, primarily due to the acquisition of SEL in June 2007.

Process & Government gross profit of $10.9 million or 19.9% of revenue for the year ended December 31, 2007 increased by $0.3 million or 3.1% when compared to gross profit of approximately $10.6 million or 16.8% of revenue for the year ended December 31, 2006. This increase in gross profit is primarily attributable to revenue and margin increases related to contracts with petroleum and refining and aerospace customers due to both direct costs and indirect overhead costs increasing at a lower rate than the revenue growth on these projects during 2007 compared to 2006. Costs were also reduced to re-align with the declining revenue streams experienced by the other areas within this segment as discussed above. The gross profit increase on the petroleum and refining projects combined with these cost reductions more than offset the revenue decreases in this segment.

Energy group gross profit of $4.1 million or 24.0% of revenue for the year ended December 31, 2007 increased by $1.5 million or 56.9% when compared to gross profit of approximately $2.6 million or 17.8% for the year ended December 31, 2006. The increase in gross profit is primarily due to an increase in EtaProTM software sales during 2007 compared to 2006 as well increased profitability on certain training projects during 2007 compared to 2006.

Sandy Training and Marketing gross profit of $7.5 million or 10.7% of revenue for the year ended December 31, 2007 increased $7.6 million when compared to negative gross profit of $0.1 million or -3.4% for the year ended December 31, 2006. The increase in gross profit is due to the acquisition of Sandy which contributed $7.4 million of gross profit in 2007.  As noted above, during the first quarter of 2008 we transferred management responsibility for our automotive technical training business unit to the Sandy segment and the results of operations for that business unit have been reclassified to the Sandy segment for all periods presented. Our automotive technical training business unit had gross profit of $0.1 million for the year ended December 31, 2007 compared to negative gross profit of $0.1 million for the year ended December 31, 2006.

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

Interest expense

Interest expense decreased $0.3 million or 21.8% from $1.6 million for the year ended December 31, 2006 to $1.2 million for the year ended December 31, 2007. The decrease is primarily due to a $0.4 million decrease in interest expense related to the Gabelli Notes as a result of warrant exercises by Gabelli during 2007 and the second half of 2006 which resulted in a decrease in the principal balance of the debt (see Note 8 to the accompanying Consolidated Financial Statements), as well as a decrease in amortization of deferred financing costs during 2007 compared to 2006. The decrease in interest expense on the Gabelli Notes was slightly offset by an increase in interest expense due to an increase in short-term borrowings under our credit facility during 2007 compared to 2006.

Other income

Other income decreased $0.1 million or 10.6% from $1.0 million for the year ended December 31, 2006 to $0.9 million for the year ended December 31, 2007.  The decrease is primarily due to a decrease in interest income due to lower cash balances during 2007 compared to 2006.

Income taxes

Income tax expense was $7.2 million for the year ended December 31, 2007 compared to $5.1 million for the year ended December 31, 2006. The increase in income tax expense is primarily due to an increase in income before income taxes in 2007 compared to 2006. As of December 31, 2007, we had federal net operating loss carryforwards of $5.0 million, which expire during 2022 and 2023. The effective income tax rate was 42.7% and 43.3% for the years ended December 31, 2007 and 2006, respectively (see Note 10 to the accompanying Consolidated Financial Statements).

Liquidity and Capital Resources

Working Capital

For the year ended December 31, 2008, our working capital increased $4.7 million from $18.1 million at December 31, 2007 to $22.8 million at December 31, 2008. We believe that cash generated from operations and borrowings available under the General Physics Credit Agreement ($19.5 million of available borrowings as of December 31, 2008), will be sufficient to fund our working capital and other requirements for at least the next twelve months.

During the year ended December 31, 2008, we used $5.1 million of cash to repay our long-term debt due to ManTech International and $2.0 million of cash to repay our long-term debt to Gabelli (see Note 8 to the accompanying Consolidated Financial Statements). During 2008, we also used $8.8 million of cash to repurchase approximately 1,091,000 shares of our common stock in the open market, $2.0 million of cash (including transaction costs) to complete acquisitions in 2008 and $1.0 million of cash to acquire ownership of certain intellectual property being used for web-based training materials in our Energy services course offering. In addition, we paid ADP, Inc. $2.5 million of contingent consideration during the first quarter of 2008 based upon the revenue targets achieved during the first twelve-month period following the completion of the Sandy acquisition. In August 2008, we paid $0.2 million of contingent consideration to the seller of SEL with respect to the twelve-month period subsequent to the acquisition on June 1, 2007, based on the earnings targets achieved during that period.

In connection with the PCS acquisition on March 1, 2008, a portion of the purchase price consists of $1.0 million of guaranteed future payments to be paid in two equal installments on January 31, 2009 and January 31, 2010. In addition, we may be required to pay the following additional contingent consideration in connection with the acquisitions we completed during 2007 and 2008:

	Potential maximum contingent consideration due in
Acquisition:	2009	2010	2011	2012	Total
Sandy Corporation*	$4,000	$—	$—	$—	$4,000
Via Training	1,725	—	—	—	1,725
Performance Consulting Services	1,005	1,250	—	—	2,255
Other 2008 acquisitions in UK	326	398	470	376	1,570
Total	$7,056	$1,648	$470	$376	$9,550

*

As of December 31, 2008, we accrued $2.5 million of contingent consideration with respect to the second twelve-month period following the completion of the Sandy acquisition based on the revenue targets achieved for the eleven-month period ended December 31, 2008.

Significant Customers & Concentration of Credit Risk

We have a concentration of revenue from General Motors Corporation and its affiliates (“General Motors”) as well as a market concentration in the automotive sector. For the years ended December 31, 2008 and 2007, revenue from General Motors accounted for approximately 20% and 21%, respectively, of our consolidated revenue. Revenue from the automotive industry accounted for approximately 28% and 30% of our consolidated revenue for the years ended December 31, 2008 and 2007, respectively. Accounts receivable from General Motors totaled $14.4 million as of December 31, 2008 which is reflected in the consolidated balance sheet. As of February 28, 2009, approximately $11.5 million of this balance had been collected and $2.8 million remained outstanding. Our accounts receivable balance from General Motors is subject to fluctuation related to our publications business, since the volume and timing of publications shipped varies on a quarter to quarter basis. In October 2008, General Motors and another significant automotive customer extended their payment terms on our contracts to “net sixty”, meaning that payment to us should be expected to be sent within sixty days from the date these customers receive our invoice, as compared to prior payment terms which typically resulted in receipt of payment approximately thirty-five to forty-five days following the invoice date. We anticipate that this change in payment terms may result in an increase to our accounts receivable balance and a decrease in cash flow from operations as compared to prior reporting periods. To help offset the potential cash flow impact of the revised payment terms by these automotive customers we have changed our standard payment terms to our vendors from net thirty days to net forty-five days.

Cash Flows

Year ended December 31, 2008 compared to the year ended December 31, 2007

Our cash balance increased $0.1 million from $3.9 million as of December 31, 2007 to $4.0 million as of December 31, 2008. The increase in cash and cash equivalents during the year ended December 31, 2008 resulted from cash provided by operating activities of $24.0 million, cash used in investing activities of $7.6 million, cash used in financing activities of $15.5 million and a $0.8 million negative effect due to exchange rate changes on cash and cash equivalents.

Cash provided by operating activities was $24.0 million for the year ended December 31, 2008 compared to $8.1 million in 2007.  The increase in cash provided by operating activities compared to the prior year is primarily due to favorable changes in operating assets and liabilities during 2008 compared to 2007, primarily due to the initial working capital investment required in 2007 related to the Sandy acquisition which did not recur in 2008. The increase in cash provided by operating activities is also due to an increase in income after adding back non-cash items to net income for the year ended December 31, 2008 compared to 2007.

Cash used in investing activities was $7.6 million for the year ended December 31, 2008 compared to $13.3 million in 2007.  The decrease in cash used in investing activities is primarily due to a decrease in cash used for acquisitions during 2008 compared to 2007. We used a total of $4.7 million of cash during the year ended December 31, 2008 for acquisitions ($1.1 million for the PCS acquisition, $0.9 million for two businesses we acquired in the UK, $2.5 million of contingent consideration paid for the Sandy acquisition and $0.2 million of contingent consideration paid for the

SEL acquisition), compared to $10.6 million of cash during the same period in 2007 ($5.4 million for the Sandy acquisition, $3.4 million for the SEL acquisition and $1.8 million for the Via acquisition).  We also used $1.0 million of cash in 2008 to purchase intellectual property rights for certain web-based training materials used in our Energy services course offering.

Cash used in financing activities was $15.5 million for the year ended December 31, 2008 compared to cash provided by financing activities of $0.4 million in 2007.  The increase in cash used in financing activities is primarily due to the following: a $2.7 million decrease in net proceeds from short-term borrowings in 2008 compared to 2007; a $7.1 million use of cash for the repayment of long-term debt during 2008; a $2.3 million increase in cash used for repurchases of our common stock in the open market in 2008 compared to 2007; and a $1.6 million decrease in cash received from the exercise of stock options during 2008 compared to 2007. In addition, there was a $1.8 million decrease in the net change in our negative cash book balances during 2008 (the negative cash book balance results from outstanding checks which had not cleared the bank at the end of the period and are classified as accounts payable in the consolidated balance sheets and presented as a financing activity in the consolidated statements of cash flows). These cash uses in investing activities were offset by $2.0 million of income tax benefits realized during 2008 relating to 2008 and prior year stock option exercises and restricted stock vesting.

Year ended December 31, 2007 compared to the year ended December 31, 2006

Our cash balance decreased $4.8 million from $8.7 million as of December 31, 2006 to $3.9 million as of December 31, 2007. The decrease in cash and cash equivalents during the year ended December 31, 2007 resulted from cash provided by operating activities of $8.1 million, cash used in investing activities of $13.3 million and cash provided by financing activities of $0.4 million.

Cash provided by operating activities was $8.1 million for the year ended December 31, 2007 compared to $15.5 million in 2006.  The decrease in cash provided by operating activities compared to 2006 was primarily due to a significant increase in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts primarily as a result of the Sandy acquisition in January 2007. This decrease was offset by higher net income of $3.0 million in 2007 compared to 2006.

Cash used in investing activities was $13.3 million for the year ended December 31, 2007 compared to $1.6 million in 2006.  The increase in cash used in investing activities is primarily due to $5.4 million of cash used for the acquisition of Sandy, $3.4 million of cash used for the acquisition of SEL and $1.8 million of cash used for the acquisition of Via, compared to $0.6 million of cash used in 2006 for the acquisition of PMC.  In addition, cash used for fixed asset additions increased $0.8 million during the year ended December 31, 2007 compared to the same period in 2006, and cash used for costs related to a new financial system implementation was $0.9 million during the year ended December 31, 2007.

Cash provided by financing activities was $0.4 million for the year ended December 31, 2007 compared to cash used in financing activities of $23.5 million in 2006.  The increase in cash provided is primarily due to $20.9 million of cash used in connection with the capital stock restructuring in 2006 which did not recur in 2007, an increase in short-term borrowings during the year ended December 31, 2007 of $2.9 million compared to no borrowings in 2006, and a negative cash book balance totaling $2.4 million as of December 31, 2007 resulting from outstanding checks which had not cleared the bank as of December 31, 2007 due to the timing of payments, and are classified as accounts payable in the consolidated balance sheet. In addition, there was an increase in cash received from the exercise of stock options of $0.6 million during the year ended December 31, 2007 compared to 2006. These increases in cash were offset by an increase of $3.4 million of cash used for share repurchases during 2007 compared to 2006.

Short-term Borrowings

General Physics has a $35 million Credit Agreement with a bank that expires on October 31, 2010, with annual renewal options, and is secured by certain assets of General Physics.  The maximum interest rate on borrowings under the Credit Agreement is at the daily LIBOR Market Index Rate plus 2.25%. Based upon the financial performance of General Physics, the interest rate can be reduced. As of December 31, 2008, the rate was LIBOR plus 1.25% which resulted in a rate of approximately 1.69%.  The Credit Agreement contains covenants with respect to General Physics’

minimum tangible net worth, total liabilities ratio, leverage ratio, interest coverage ratio and its ability to make capital expenditures. General Physics was in compliance with all loan covenants under the amended Credit Agreement as of December 31, 2008. The Credit Agreement also contains certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends. The Credit Agreement permits General Physics to provide GP Strategies up to an additional $10 million of cash to repurchase shares of its outstanding common stock in the open market beginning on August 14, 2008. General Physics is otherwise currently restricted from paying dividends or management fees to GP Strategies in excess of $1 million in any year, with the exception of a waiver which permitted General Physics to provide up to $8.1 million of cash to repay debt obligations which matured in 2008 in the event GP Strategies did not have available cash (see Note 8 to the accompanying Consolidated Financial Statements) and the funding of stock repurchases discussed above. As of December 31, 2008, there were $3.2 million of borrowings outstanding and $19.5 million of available borrowings under the Credit Agreement, based upon 80% of eligible accounts receivable and 80% of eligible unbilled receivables.

Long-term Debt

As of December 31, 2008, we had no outstanding long-term debt obligations except for some insignificant capital lease obligations. During 2008, we repaid two long-term debt obligations which were previously issued in 2003 and matured in 2008. In May 2008, we pre-paid a note obligation due to ManTech International for a total of $5.2 million, which consisted of the principal balance of the note plus accrued interest through the payment date, less a mutually agreed prepayment discount of $0.1 million. We recorded a gain on extinguishment of debt of $0.1 million in 2008 which is included in other income on the accompanying consolidated statement of operations. In August 2008, we repaid the remaining principal balances of notes due to Gabelli for $2.0 million in cash. See Note 8 to the accompanying Consolidated Financial Statements for further details.

Contractual Payment Obligations

We enter into various agreements that result in contractual obligations in connection with our business activities.  These obligations primarily relate to our financing arrangements, such as capital leases, as well operating leases and purchase commitments under non-cancelable contracts for certain products and services. The following table summarizes our total contractual payment obligations as of December 31, 2008 (in thousands):

	Payments due in
		2010 –	2012–	After
	2009	2011	2013	2014	Total
Capital lease commitments	$26	$—	$—	$—	$26
Operating lease commitments	4,451	6,288	5,042	2,677	18,458
Deferred acquisition costs	500	500	—	—	1,000
Purchase commitments *	1,680	1,390	416	—	3,486
Total	$6,657	$8,178	$5,458	$2,677	$22,970

*

Excludes purchase orders for goods and services entered into by the Company in the ordinary course of business, which are non-binding and subject to amendment or termination within a reasonable notification period.

The table above excludes contingent consideration in connection with acquisitions which may be payable to the sellers if the revenue and/or earnings targets set forth in the purchase agreements are achieved (see Note 2 to the Consolidated Financial Statements.)

Off-Balance Sheet Commitments

Subsequent to the spin-off of NPDC, we continued to guarantee certain obligations of NPDC’s subsidiaries, Five Star Products, Inc. (“Five Star”) and MXL Industries, Inc. (“MXL”).  We guaranteed certain operating leases for Five Star’s New Jersey and Connecticut warehouses, which totaled approximately $1.6 million per year through March 31, 2007.  The leases have been extended and now expire in the first quarter of 2010. The annual rent obligations are currently approximately $1.6 million. In connection with our spin-off of NPDC, NPDC agreed to assume our obligation under such guarantees, to use commercially reasonable efforts to cause us to be released from each such guaranty, and to hold us harmless from all claims, expenses and liabilities connected with the leases or NPDC’s breach of any agreements effecting the spin-off. We have not received confirmation from the lessors that we have been released from these guarantees. We do not expect to incur any material payments associated with these guarantees, and as such, no liability is reflected in the consolidated balance sheets.

We also guaranteed the repayment of a debt obligation of MXL until June 2008, at which time MXL paid the obligation in full and our guarantee expired.

As of December 31, 2008, we had six outstanding letters of credit totaling less than $0.4 million, which expire in 2009, and one outstanding performance bond for $10.3 million related to an LNG construction contract scheduled to be completed in 2010.

We do not have any off-balance sheet financing except for operating leases and letters of credit entered into in the normal course of business and the items disclosed above.

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

Certain of our accounting policies require higher degrees of judgment than others in their application. These include revenue recognition, valuation of accounts receivable, stock-based compensation, impairment of intangible assets, including goodwill, and income taxes, which are summarized below. In addition, Note 1 to the accompanying Consolidated Financial Statements includes further discussion of our significant accounting policies.

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

Revenue under government fixed price and certain commercial fixed price contracts is recognized using the percentage-of- completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.   Under the percentage-of-completion method, management estimates the percentage-of-completion based upon costs incurred as a percentage of the total estimated costs.

For other commercial fixed price contracts which typically involve a discrete project, such as development of training content and materials, design of training processes, software implementation, or engineering projects, the contractual billing schedules are not based on the specified level of resources we are obligated to provide. These discrete projects generally do not contain milestones or other reliable measures of performance. As a result, revenue on these arrangements is recognized using a percentage-of-completion method based on the relationship of costs incurred to total estimated costs expected to be incurred over the term of the contract. We believe this methodology is a reasonable measure of proportional performance since performance primarily involves personnel costs and services  provided to the customer throughout the course of the projects through regular communications of progress toward completion and other project deliverables. In addition, the customer typically is required to pay us for the proportionate amount of work and cost incurred in the event of contract termination.

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

Certain of our fixed price commercial contracts contain revenue arrangements with multiple deliverables.  We apply the separation guidance in Emerging Issues Task Force (“EITF”) 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”), for these types of contracts.  Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables can be divided into more than one unit of accounting. For contracts determined to have more than one unit of accounting, we recognize revenue for each deliverable based on the revenue recognition policies discussed above; that is, we recognize revenue in accordance with work performed and costs incurred, with fee being allocated proportionately over the service period.  Within each multiple deliverable project, there is objective and reliable fair value across all units of the arrangement, as discounts are not offered or applied to one deliverable versus another, and the rates bid across all deliverables are consistent.

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

In connection with our delivery of products, primarily for publications delivered by our Sandy segment, we incur shipping and handling costs which are billed to customers directly as a pass-through cost.  Our policy provides for these expenses to be recorded as both revenue and direct cost of revenue in accordance with the provisions of EITF 00-10, Accounting for Shipping and Handling Fees and Costs.

Valuation of Accounts Receivable

Trade accounts receivable are recorded at invoiced amounts. The allowance for doubtful accounts is estimated based on historical trends of past due accounts, write-offs and specific identification and review of past due accounts. The allowance for doubtful accounts was $0.9 million at December 31, 2008.

Stock-Based Compensation

Pursuant to our stock-based incentive plans, we grant stock options, restricted stock, stock units, and equity to officers, employees, and members of the Board of Directors.  We account for these awards in accordance with SFAS No. 123 Revised, Share-Based Payment (“SFAS No. 123R”), which requires us to recognize compensation expense for all equity-based compensation awards issued to employees using the fair-value measurement method. Determining the appropriate fair value of stock options requires judgment, including estimating stock price volatility and expected life of the award. In addition, determining appropriate forfeiture rates requires judgment, including estimating the number of stock-based compensation awards that are expected to vest.

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

Impairment of Intangible Assets, Including Goodwill

We review goodwill for impairment annually as of December 31 and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The provisions of SFAS No. 142 require that we perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. A reporting unit is an operating segment, or one level below an operating segment, as defined in SFAS No. 131.  We determine the fair value of our reporting units based on an income approach, whereby we calculate the fair value of each reporting unit based on the present value of estimated future cash flows, which are formed by evaluating historical trends, current budgets, operating plans and industry data. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit’s assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value allocated to goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. We evaluate the reasonableness of the fair value calculations of our reporting units by reconciling the total of the fair values of all of our reporting units to our total market capitalization, and adjusting for an appropriate control premium.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. The timing and frequency of our goodwill impairment tests are based on an ongoing assessment of events and circumstances that would indicate a possible impairment. We will continue to monitor our goodwill and intangible assets for impairment and conduct formal tests when impairment indicators are present.

As of December 31, 2008, the carrying value of our Sandy reporting unit exceeded its estimated fair value, indicating the underlying goodwill was impaired at the testing date. As a result of performing the second step of the goodwill impairment test, we recognized an impairment loss of $5.5 million for the year ended December 31, 2008. The goodwill impairment loss is attributable to a significant decline in our market capitalization during the fourth quarter of 2008 and uncertainty regarding the automotive industry, which resulted in a reduction in the future cash flow projections and comparable company multiples used in the fair value calculation as compared to the prior year.

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

Accounting Standards Issued and Adopted

We discuss recently issued and adopted accounting standards in Note 1 to the accompanying Consolidated Financial Statements.

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

We are exposed to the impact of currency fluctuations because of our international operations. We are not a party to any exchange rate hedging programs to mitigate the effect of exchange rate fluctuations. Our net investment in our foreign subsidiaries, including intercompany balances, at December 31, 2008 was not significant and, accordingly, fluctuations in foreign currency did not have a material impact on our financial position.

Our revenues and profitability are related to general levels of economic activity and employment, principally in the United States and the United Kingdom. As a result, any significant economic downturn or recession in one or both of those countries could harm our business and financial condition. A significant portion of our revenues is derived from

Fortune 500 level companies and their international equivalents, which historically have adjusted expenditures for training and other services during economic downturns. If the economies in which these companies operate remain or are further weakened in any future period, these companies may reduce their expenditures on training and other services, which could adversely affect our business and financial condition.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
GP Strategies Corporation:

We have audited the accompanying consolidated balance sheets of GP Strategies Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed under item 15a(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GP Strategies Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GP Strategies Corporation and subsidiaries internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 4, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Baltimore, Maryland

March 4, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
GP Strategies Corporation:

We have audited GP Strategies Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GP Strategies Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, GP Strategies Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GP Strategies Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 4, 2009, expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Baltimore, Maryland

March 4, 2009

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2008 and 2007

(In thousands, except shares and par value per share)

	2008	2007
Assets
Current assets:
Cash and cash equivalents	$3,961	$3,868
Accounts and other receivables, less allowance for doubtful accounts of $938 in 2008 and $865 in 2007	42,471	46,897
Inventories, net	537	577
Costs and estimated earnings in excess of billings on uncompleted contracts	8,036	13,995
Deferred tax assets	1,074	3,549
Prepaid expenses and other current assets	6,203	4,659
Total current assets	62,282	73,545

Property, plant and equipment, net	2,970	2,843
Goodwill	60,273	61,748
Intangible assets, net	6,740	6,340
Deferred tax assets	1,048	—
Other assets, net	2,527	2,969
	$135,840	$147,445
Liabilities and Stockholders’ Equity

Current liabilities:
Short-term borrowings	$3,234	$2,953
Current maturities of long-term debt	—	7,986
Accounts payable and accrued expenses	25,977	32,855
Billings in excess of costs and estimated earnings on uncompleted contracts	10,222	11,671
Total current liabilities	39,433	55,465
Deferred tax liabilities	—	491
Other noncurrent liabilities	3,601	1,107
Total liabilities	43,034	57,063

Stockholders’ equity:
Preferred stock, par value $0.01 per share; Authorized 10,000,000 shares; no shares issued	—	—
Common stock, par value $0.01 per share; Authorized 35,000,000 shares; issued 17,828,644 shares in 2008 and 2007	178	178
Additional paid-in capital	158,462	156,422
Accumulated deficit	(48,135)	(55,972)
Treasury stock, at cost (1,743,190 shares in 2008 and 1,118,105 shares in 2007)	(15,070)	(9,785)
Accumulated other comprehensive loss	(2,629)	(461)
Total stockholders’ equity	92,806	90,382
	$135,840	$147,445

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2008, 2007 and 2006

(In thousands, except per share data)

	2008	2007	2006
Revenue	$267,893	$248,422	$178,783
Cost of revenue	229,063	211,582	152,217
Gross profit	38,830	36,840	26,566
Selling, general and administrative expenses	19,559	19,578	14,262
Goodwill impairment loss	5,508	—	—
Operating income	13,763	17,262	12,304
Interest expense	699	1,218	1,558
Other income (including interest income of $88 in 2008, $224 in 2007 and $329 in 2006)	1,086	862	964
Income before income taxes	14,150	16,906	11,710
Income tax expense	6,313	7,222	5,068
Net income	$7,837	$9,684	$6,642

Basic weighted average shares outstanding	16,516	16,654	15,818
Diluted weighted average shares outstanding	16,638	17,165	16,731

Per common share data:
Basic earnings per share	$0.47	$0.58	$0.42
Diluted earnings per share	$0.47	$0.56	$0.40

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

Years ended December 31, 2008, 2007, and 2006

(In thousands, except for par value per share)

		Class B					Accumulated	Note
	Common	capital					other	receivable	Total
	stock	stock	Additional	Accumulated	Treasury	Unearned	comprehensive	from	stockholders’	Comprehensive
	($0.01 par)	($0.01 par)	paid-in capital	deficit	stock at cost	compensation	loss	stockholder	equity	income
Balance at December 31, 2005	$171	$12	$168,737	$(71,710)	$(29)	$(1,133)	$(1,087)	$(619)	$94,342
Net income	—	—	—	6,642	—	—	—	—	6,642	$6,642
Other comprehensive income	—	—	—	—	—	—	452	—	452	452
Total comprehensive income										$7,094
Cumulative effect adjustment upon initial adoption of SAB No. 108	—	—	—	(490)	—	—	—	—	(490)
Capital stock restructuring	6	(12)	(6,096)	—	(14,758)	—	—	—	(20,860)
Repayment of note receivable from stockholder	—	—	—	—	—	—	—	495	495
Repurchases of common stock in the open market	—	—	—	—	(3,140)	—	—	—	(3,140)
Elimination of unearned compensation upon adoption of SFAS No. 123R	—	—	(1,133)	—	—	1,133	—	—	—
Stock-based compensation expense	—	—	484	—	34	—	—	—	518
Exercise of warrants by Gabelli	—	—	(371)	—	1,370	—	—	—	999
Cash and net-share settlements of stock options	—	—	(2,257)	—	1,441	—	—	—	(816)
Net issuances of stock for exercises of stock options and retirement savings plan and other	1	—	(322)	—	1,915	—	(5)	—	1,589
Balance at December 31, 2006	$178	$—	$159,042	$(65,558)	$(13,167)	$—	$(640)	$(124)	$79,731
Net income	—	—	—	9,684	—	—	—	—	9,684	$9,684
Other comprehensive income	—	—	—	—	—	—	179	—	179	179
Total comprehensive income										$9,863
Cumulative effect adjustment upon adoption of FASB Interpretation No. 48	—	—	—	(98)	—	—	—	—	(98)
Repayment of note receivable from stockholder	—	—	—	—	—	—	—	124	124
Repurchases of common stock in the open market	—	—	—	—	(6,511)	—	—	—	(6,511)
Stock-based compensation expense	—	—	686	—	24	—	—	—	710
Exercise of warrants	—	—	(2,699)	—	5,924	—	—	—	3,225
Net issuances of stock pursuant to stock compensation and benefit plans and other	—	—	(607)	—	3,945	—	—	—	3,338
Balance at December 31, 2007	$178	$—	$156,422	$(55,972)	$(9,785)	$—	$(461)	$—	$90,382
Net income	—	—	—	7,837	—	—	—	—	7,837	$7,837
Other comprehensive loss	—	—	—	—	—	—	(2,168)	—	(2,168)	(2,168)
Total comprehensive income										$5,669
Repurchases of common stock in the open market	—	—	—	—	(8,797)	—	—	—	(8,797)
Stock-based compensation expense	—	—	898	—	155	—	—	—	1,053
Exercise of warrants	—	—	(243)	—	1,179	—	—	—	936
Income tax benefit from stock-based compensation	—	—	1,964	—	—	—	—	—	1,964
Net issuances of stock pursuant to stock compensation and benefit plans and other	—	—	(579)	—	2,178	—	—	—	1,599
Balance at December 31, 2008	$178	$—	$158,462	$(48,135)	$(15,070)	$—	$(2,629)	$—	$92,806

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2008, 2007, and 2006

(In thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income	$7,837	$9,684	$6,642
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill impairment loss	5,508	—	—
Depreciation and amortization	3,448	4,004	2,209
Non-cash compensation expense	2,776	2,099	1,439
Gain on early extinguishment of debt	(125)
Deferred income taxes	66	5,837	4,070
Changes in other operating items:
Accounts and other receivables	4,941	(17,918)	1,213
Inventories	40	206	—
Costs and estimated earnings in excess of billings on uncompleted contracts	6,057	(2,685)	230
Prepaid expenses and other current assets	(1,247)	161	(1,154)
Accounts payable and accrued expenses	(3,262)	3,209	2,195
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,736)	3,112	(1,203)
Other	(333)	357	(92)
Net cash provided by operating activities	23,970	8,066	15,549

Cash flows from investing activities:
Additions to property, plant and equipment	(1,936)	(1,718)	(944)
Acquisitions, net of cash acquired	(2,004)	(10,635)	(632)
Payment of contingent consideration for acquisitions	(2,665)	—	—
Purchase of intellectual property	(1,000)	—	—
Capitalized software development costs	—	(948)	—
Other investing activities	—	—	21
Net cash used in investing activities	(7,605)	(13,301)	(1,555)

Cash flows from financing activities:
Net proceeds of short-term borrowings	281	2,953	—
Repayment of long-term debt	(7,085)	—	—
Change in negative cash book balance	(1,783)	2,378	—
Capital stock restructuring	—	—	(20,860)
Repurchases of common stock in the open market	(8,797)	(6,511)	(3,140)
Income tax benefit from stock-based compensation	1,964	—	—
Proceeds from issuance of common stock	55	1,688	1,061
Other financing activities	(137)	(75)	(556)
Net cash provided by (used in) financing activities	(15,502)	433	(23,495)
Effect of exchange rate changes on cash and cash equivalents	(770)	10	43
Net increase (decrease) in cash and cash equivalents	93	(4,792)	(9,458)
Cash and cash equivalents at beginning of year	3,868	8,660	18,118
Cash and cash equivalents at end of year	$3,961	$3,868	$8,660

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$374	$716	$744
Income taxes	$2,430	$1,209	$514

Non-cash investing and financing activities:
Reduction in carrying value of Gabelli Notes upon exercise of detachable stock purchase warrants	$936	$3,225	$859
Accrued contingent consideration	2,500	2,000	—

See accompanying notes to consolidated financial statements.

(1)                     Description of Business and Significant Accounting Policies

Business

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

Significant Customers & Concentration of Credit Risk

The Company has a concentration of revenue from General Motors Corporation and its affiliates (“General Motors”) as well as a market concentration in the automotive sector. Revenue from General Motors accounted for approximately 20% and 21% of the Company’s consolidated revenue for the years ended December 31, 2008 and 2007, respectively, and revenue from the automotive industry accounted for approximately 28% and 30% of the Company’s consolidated revenue for the years ended December 31, 2008 and 2007, respectively. Accounts receivable from General Motors totaled $14,350,000 as of December 31, 2008 which is reflected in the consolidated balance sheet. As of February 28, 2009, approximately $11,533,000 of this balance had been collected and $2,817,000 remained outstanding. No other single customer accounted for more than 10% of the Company’s revenue in 2008 or accounts receivable as of December 31, 2008.

For the years ended December 31, 2008, 2007 and 2006, sales to the United States government and its agencies represented approximately 18%, 18% and 29%, respectively, of the Company’s consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by the Company as separate customers.

Cash and Cash Equivalents

Cash and cash equivalents consist of short-term highly liquid investments with original maturities of three months or less. Outstanding checks which have been issued but not presented to the banks for payment may create negative book cash balances. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods. Such negative cash balances are included in accounts payable and accrued expenses and totaled $595,000 and $2,378,000 as of December 31, 2008 and 2007, respectively. Changes in negative book cash balances from period to period are reported as a financing activity in the consolidated statement of cash flows.

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

Revenue under government fixed price and certain commercial fixed price contracts is recognized using the percentage-of-completion method in accordance with the American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts.   Under the percentage-of-completion method, management estimates the percentage-of-completion based upon costs incurred as a percentage of the total estimated costs.

For other commercial fixed price contracts which typically involve a discrete project, such as development of training content and materials, design of training processes, software implementation, or engineering projects, the contractual billing schedules are not based on the specified level of resources the Company is obligated to provide. These discrete projects generally do not contain milestones or other reliable measures of performance. As a result, revenue on these arrangements is recognized using a percentage-of-completion method based on the relationship of costs incurred to total estimated costs expected to be incurred over the term of the contract. The Company believes this methodology is a reasonable measure of proportional performance since performance primarily involves personnel costs and services provided to the customer throughout the course of the projects through regular communications of progress toward completion and other project deliverables. In addition, the customer typically is required to pay the Company for the proportionate amount of work and cost incurred in the event of contract termination.

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

Comprehensive Income

Comprehensive income consists of net income and foreign currency translation adjustments, net of tax.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, and intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized at the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated.

Goodwill and Intangible Assets

The Company’s intangible assets include amounts recognized in connection with acquisitions, including customer relationships, contract backlog, software and non-compete agreements. Intangible assets are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset. Amortization is recognized on a straight-line basis over the estimated useful life of the intangible assets, except for contract backlog which is recognized in proportion to the projected revenue streams of the related backlog. Intangible assets with definite lives are reviewed for impairment if indicators of impairment arise. Except for goodwill, the Company does not have any intangible assets with indefinite useful lives.

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company reviews its goodwill for impairment annually as of December 31 and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The provisions of SFAS No. 142 require that the Company perform a two-step impairment test on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. A reporting unit is an operating segment, or one level below an operating segment, as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”).  The Company determines the fair value of its reporting units based on an income approach, whereby it calculates the fair value of each reporting unit based on the present value of estimated future cash flows, which are formed by evaluating historical trends, current budgets, operating plans and industry data. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit’s assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value allocated to goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded. The Company evaluates the reasonableness of the fair value calculations of its reporting units by reconciling the total of the fair values of all reporting units to the Company’s total market capitalization, and adjusting for an appropriate control premium.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. The Company bases its fair value estimates on assumptions it believes to be reasonable but that are unpredictable and inherently uncertain. Actual future results may differ from those estimates. In addition, the Company makes certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of its reporting units. The timing and frequency of the Company’s goodwill impairment tests are based on an ongoing assessment of events and circumstances that would indicate a possible impairment. The Company will continue to monitor its goodwill and intangible assets for impairment and conduct formal tests when impairment indicators are present.

As of December 31, 2008, the carrying value of the Company’s Sandy reporting unit exceeded its estimated fair value, indicating the underlying goodwill was impaired at the testing date. As a result of performing the second step of the goodwill impairment test, the Company recognized an impairment loss of $5.5 million for the year ended December 31, 2008. The goodwill impairment loss is attributable to a significant decline in the Company’s market capitalization during the fourth quarter of 2008 and uncertainty regarding the automotive industry, which resulted in a reduction in the future cash flow projections and comparable company multiples used in the fair value calculation as compared to the prior year.

Other Assets

Other assets primarily include deferred financing costs, certain software development and implementation costs, an investment in a joint venture and other assets obtained to fulfill customer related contract obligations. Deferred financing costs are amortized on a straight-line basis over the terms of the related debt and such amortization is classified as interest expense in the consolidated statements of operations. The Company capitalizes the cost of internal-use software in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These costs consist of payments made to third parties and the salaries of employees working on such software development and implementation and are amortized using the straight-line method over their estimated useful lives, typically three to five years. The Company accounts for a 5% interest in a joint venture partnership under the equity method of accounting because significant influence exists due to certain factors, including representation on the partnership’s Board of Directors and voting rights.

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

As of January 1, 2007, uncertain tax positions are accounted for under Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Interest and penalties related to income taxes are accounted for as income tax expense.

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing earnings by the weighted average number of common shares outstanding during the periods.  Diluted EPS reflects the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The Company’s dilutive common stock equivalent shares consist of stock options, restricted stock units, and warrants to purchase shares of common stock computed under the treasury stock method, using the average market price during the period. The following table presents instruments which were not dilutive and were excluded from the computation of diluted EPS in each period, as well as the weighted average dilutive common stock equivalent shares which were included in the computation of diluted EPS:

	Year ended December 31,
	2008	2007	2006
	(In thousands)
Non-dilutive instruments	1,168	994	577
Dilutive common stock equivalents	122	511	913

Stock-Based Compensation

Pursuant to the stock-based incentive plans which are described more fully in Note 12, the Company grants stock options, restricted stock, stock units, and equity to officers, employees, and members of the Board of Directors.  On January 1, 2006, the Company adopted SFAS No. 123 Revised, Share-Based Payment (“SFAS No. 123R”), which requires companies to recognize compensation expense for all equity-based compensation awards issued to employees using the fair-value measurement method.

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

Reclassifications

Certain amounts in 2007 and 2006 have been reclassified to conform with the presentation for 2008.

Accounting Standards Issued

SFAS No. 141R

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for acquisitions in fiscal years beginning after December 15, 2008, and was adopted by the Company on January 1, 2009. The adoption of SFAS No. 141R did not have a material impact on the Company’s consolidated financial statements.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and was adopted by the Company on January 1, 2009. The adoption of SFAS No. 160 did not have a material impact on the Company’s consolidated financial statements.

Accounting Standard Adopted

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

(2)                     Acquisitions

Below is a summary of the acquisitions we completed during the years ended December 31, 2008, 2007 and 2006.

Performance Consulting Services, Inc. (PCS)

On March 1, 2008, General Physics completed the acquisition of PCS, a company specializing in performance engineering support, training, combustion optimization, the implementation of smart equipment condition monitoring systems and testing services for power plants. The purchase price at closing consisted of $1,011,000 in cash paid to the sellers, subsequently reduced by a $95,000 post-closing adjustment based on the final working capital amount set forth in the purchase agreement. The purchase price also includes $1,000,000 of guaranteed future payments to be paid in two equal installments on January 31, 2009 and January 31, 2010. In addition, the purchase agreement requires up to an additional $2,255,000, contingent upon the achievement of certain revenue targets, as defined in the purchase agreement, during the two twelve-month periods following the completion of the acquisition. The total purchase price for PCS, before considering any contingent consideration, was $2,065,000, consisting of $916,000 in net cash paid at closing, $1,000,000 of deferred payments and $149,000 of acquisition costs. The purchase price allocation primarily consists of $1,609,000 of goodwill and $465,000 of customer related intangible assets to be amortized over five years from the acquisition date. PCS is included in the Energy segment and the results of its operations have been included in the consolidated financial statements for the period beginning March 1, 2008. The pro-forma impact of the PCS acquisition is not material to the Company’s results of operations for the year ended December 31, 2008.

Other 2008 Acquisitions

During the fourth quarter of 2008, General Physics, through its wholly owned subsidiary, General Physics (UK) Ltd. (“GPUK”), completed two separate acquisitions of training and consulting companies in the United Kingdom. The total purchase price for these businesses was approximately $900,000 in cash. In addition, the purchase agreements require up to an additional $1,600,000 to be paid to the sellers, contingent upon the achievement of certain earnings targets, as defined in the purchase agreements, during periods subsequent to the acquisitions. The purchase price allocations primarily consist of $788,000 of goodwill and $124,000 of customer related intangible assets to be amortized over three years from the acquisition date. The pro-forma impact of these acquisitions is not material to the Company’s results of operations for the year ended December 31, 2008.

Via Training, LLC (Via)

On October 1, 2007, General Physics acquired Via, a U.S. custom e-Learning sales training company, for a purchase price of $1,775,000 in cash. In addition, the purchase agreement requires up to an additional $3,250,000 to be paid to the seller, contingent upon Via achieving certain earnings targets, as defined in the purchase agreement, during the two twelve-month periods following the completion of the acquisition. No contingent consideration was payable with respect to the first twelve-month period following completion of the acquisition as the earnings target was not achieved. As of December 31, 2008, the maximum contingent consideration General Physics may be required to pay is $1,725,000. The total purchase price for Via was $1,974,000, consisting of $1,775,000 in cash paid at closing and $199,000 of acquisition costs. The purchase price allocation consists of $680,000 of tangible net assets, $120,000 of goodwill and $1,174,000 of customer related intangible assets and software to be amortized over a weighted average period of 4.6 years from the acquisition date. Via is included in the Company’s Manufacturing & BPO segment and its results of operations are included in its consolidated financial statements for the period beginning October 1, 2007. The pro-forma impact of the Via acquisition is not material to the Company’s results of operations for the year ended December 31, 2007.

Smallpeice Enterprises Limited (SEL)

On June 1, 2007, General Physics, through its wholly owned GPUK subsidiary, completed the acquisition of SEL, a provider of business improvement and technical and management training services in the United Kingdom. GPUK acquired 100% ownership of SEL for a purchase price of approximately $3,276,000 in cash.

In addition, the purchase agreement requires up to an additional $1,800,000, contingent upon SEL achieving certain earnings targets, as defined in the purchase agreement, during the one-year period following completion of the acquisition. During 2008, General Physics paid $165,000 of contingent consideration based on the earnings targets achieved during the one-year period following completion of the acquisition which was accounted for as goodwill. The total purchase price for SEL was $3,591,000, consisting of $3,276,000 in cash paid at closing, $165,000 of contingent consideration paid in 2008 and $150,000 of acquisition costs. The purchase price allocation consists of $608,000 of tangible net assets, $2,511,000 of goodwill and $472,000 of intangible assets for customer relationships and a favorable operating lease acquired to be amortized over a weighted average period of 4.0 years from the acquisition date. SEL is included in the Company’s Manufacturing & BPO segment and its results of operations are included in the consolidated financial statements for the period beginning June 1, 2007. The pro-forma impact of the SEL acquisition is not material to the Company’s results of operations for the year ended December 31, 2007.

Sandy Corporation

On January 23, 2007, General Physics completed the acquisition of Sandy, a leader in custom product sales training and part of the ADP Dealer Services division of ADP, Inc (“ADP”). Sandy, which is run as an unincorporated division of General Physics, offers custom sales training and print-based and electronic publications primarily to the U.S. automotive industry. General Physics acquired certain assets and the business of Sandy for a purchase price of $4,393,000 cash paid to ADP from cash on hand and the assumption of certain liabilities to complete contracts. In addition, the purchase agreement requires up to an additional $8,000,000 of contingent consideration to be paid to ADP based upon Sandy achieving certain revenue targets, during the two twelve-month periods following completion of the acquisition. During 2008, General Physics paid $2,500,000 of contingent consideration with respect to the first twelve-month period subsequent to the acquisition which was accounted for as goodwill.

SFAS No. 141 requires that earned but unpaid contingent consideration be accrued to the extent that the amount earned is determinable beyond a reasonable doubt as of the balance sheet date. As of December 31, 2008, the Company accrued $2,500,000 of contingent consideration with respect to the second twelve-month period following the completion of the Sandy acquisition based on the revenue targets achieved for the eleven-month period ended December 31, 2008.

As of December 31, 2008, the total purchase price consisted of the following (in thousands):

Cash purchase price	$4,393
Contingent consideration paid in 2008	2,500
Additional contingent consideration accrued	2,500
Acquisition costs	964
Total purchase price	$10,357

The Company’s purchase price allocation for the net assets acquired is as follows (in thousands):

Inventory	$783
Prepaid expenses and other current assets	41
Property, plant and equipment	134
Amortizable intangible assets	6,006
Goodwill	5,508
Total assets	12,472
Accounts payable, accrued expenses and other liabilities	995
Billings in excess of costs and estimated earnings on uncompleted contracts	1,120
Total liabilities assumed	2,115

Net assets acquired	$10,357

The Company recorded customer-related intangible assets as a result of the acquisition, which included $4,701,000 relating to customer lists and relationships acquired with an estimated useful life of 12 years, and $1,305,000 relating to contract backlog for future services under firm contracts which was amortized over 14 months subsequent to the acquisition in proportion to the amount of related backlog recognized in revenue.

Sandy is included in the Company’s Sandy Training and Marketing segment (see Note 14) and the results of its operations have been included in the consolidated financial statements for the period beginning January 23, 2007.  The following unaudited pro forma condensed consolidated results of operations assume that the acquisition of Sandy was completed as of January 1 for each of the years shown below:

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

Peters Management Consultancy Ltd. (PMC)

On February 3, 2006, General Physics, through its wholly owned GPUK subsidiary, completed the acquisition of PMC, a performance improvement and sales training company in the United Kingdom.  GPUK acquired 100% ownership of PMC for a purchase price of $1,331,000 in cash, plus contingent payments of up to $923,000 based upon the achievement of certain performance targets during the first year following completion of the acquisition. No contingent payments were paid by the Company as PMC did not achieve the performance targets specified in the purchase agreement during the first year following completion of the acquisition. The total purchase price for PMC was $1,477,000, consisting of $1,331,000 in cash paid at closing and $146,000 of acquisition costs. The purchase price allocation consists of $383,000 of tangible net assets, $894,000 of goodwill and $200,000 of intangible assets for customer relationships acquired to be amortized over three years from the acquisition date. PMC is included in the Company’s Manufacturing & BPO segment and its results are included in the consolidated financial statements since the date of acquisition.

(3)                     Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable business segment for the years ended December 31, 2008 and 2007 were as follows (in thousands):

	Manufacturing	Process
	& BPO	& Government	Energy	Sandy	Total
Balance at Dec. 31, 2006	$35,745	$14,798	$6,272	$—	$56,815
Acquisition	2,457	—	—	2,508	4,965
Foreign currency translation	52	—	—	—	52
Other	(23)	(58)	(3)	—	(84)
Balance at Dec. 31, 2007	$38,231	$14,740	$6,269	$2,508	$61,748
Acquisitions	907	—	1,609	3,000	5,516
Impairment loss	—	—	—	(5,508)	(5,508)
Foreign currency translation	(1,325)	—	—	—	(1,325)
Other	(22)	(128)	(8)	—	(158)
Balance at Dec. 31, 2008	$37,791	$14,612	$7,870	$—	$60,273

The Company recognized an impairment loss of $5.5 million for the year ended December 31, 2008 related to the Sandy segment. The goodwill impairment loss is attributable to a significant decline in the Company’s market capitalization during the fourth quarter of 2008 and uncertainty regarding the automotive industry. See Note 1 for further discussion regarding the factors leading to the goodwill impairment and the valuation methodologies and assumptions used in the goodwill impairment test.

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

	December 31, 2008		December 31, 2007
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Customer relationships	$6,607	$(1,360)	$6,115	$(600)
Contract backlog	1,305	(1,305)	1,305	(1,257)
Non-compete agreements	1,340	(1,049)	1,340	(977)
Software and other	1,403	(201)	458	(44)
	$10,655	$(3,915)	$9,218	$(2,878)

Amortization expense for intangible assets was $1,095,000, $1,962,000, and $218,000, for the years ended December 31, 2008, 2007 and 2006, respectively. Estimated amortization expense for intangible assets included in the Company’s balance sheet as of December 31, 2008 is as follows (in thousands):

Fiscal year ending:
2009	$1,169
2010	1,102
2011	1,008
2012	912
2013	557
Thereafter	1,992
Total	$6,740

As of December 31, 2008, the Company’s intangible assets with finite lives had a weighted average remaining useful life of 7.6 years. The Company has no intangible assets with indefinite useful lives.

(4)                     Inventories

The Sandy Training & Marketing segment produces brand specific glovebox portfolios, brochures and accessory kits for its customers, which are installed in new cars and trucks at the time of vehicle assembly. Sandy designs these items and outsources their manufacture to suppliers that provide the raw materials, bind and/or sew the portfolio, assemble its contents, and ship the finished product to its customers’ assembly plants.  Although the inventory is kept at third party suppliers, the Company has title to the inventory and bears the risk of loss. As of December 31, 2008 and 2007, the Company had inventories of $537,000 and $577,000, respectively, which primarily consisted of raw materials for the glovebox portfolios, brochures and accessory kits.

(5)                     Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2008	2007
Machinery, equipment and vehicles	$7,304	$6,899
Furniture and fixtures	1,447	1,365
Leasehold improvements	750	494
Buildings	355	—
	9,856	8,758
Accumulated depreciation and amortization	(6,886)	(5,915)
	$2,970	$2,843

Depreciation expense was $1,763,000, $1,379,000, and $916,000, for the years ended December 31, 2008, 2007 and 2006, respectively.

(6)                     Short-Term Borrowings

General Physics has a $35 million Financing and Security Agreement (the “Credit Agreement”) with a bank that expires on October 31, 2010 with annual renewal options. The Credit Agreement is secured by certain assets of General Physics and provides for an unsecured guaranty from the Company. The maximum interest rate on the Credit Agreement is the daily LIBOR market index rate plus 2.25%. Based upon the financial performance of General Physics, the interest rate can be reduced. As of December 31, 2008 and 2007, the rate was LIBOR plus 1.25%, which resulted in a rate of approximately 1.69% and 5.85%, respectively. The Credit Agreement contains covenants with respect to General Physics’ minimum tangible net worth, total liabilities ratio, leverage ratio, interest coverage ratio and its ability to make capital expenditures. General Physics was in compliance with all loan covenants under the amended Credit Agreement as of December 31, 2008. The Credit Agreement also contains certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends. The Credit Agreement permits General Physics to provide the Company up to an additional $10,000,000 of cash to repurchase shares of its outstanding common stock in the open market beginning on August 14, 2008. General Physics is otherwise currently restricted from paying dividends or management fees to the Company in excess of $1,000,000 in any year, with the exception of a waiver which permitted General Physics to provide up to $8,100,000 in cash to repay debt obligations which matured in 2008 in the event the Company did not have available cash (see Note 8).

As of December 31, 2008, there were $3,234,000 of borrowings outstanding and $19,534,000 of available borrowings under the Credit Agreement.  As of December 31, 2007, there were $2,953,000 of borrowings outstanding under the Credit Agreement, based upon 80% of eligible accounts receivable and 80% of eligible unbilled receivables.

(7)                     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31,
	2008	2007
Trade accounts payable	$6,385	$8,126
Accrued salaries, vacation and benefits	9,627	10,777
Negative cash book balance	595	2,378
Accrued contingent consideration	2,500	2,000
Other accrued expenses	6,870	9,574
	$25,977	$32,855

(8)                     Long-Term Debt

Long-term debt consisted of the following (in thousands):

	December 31,
	2008	2007
6% conditional subordinated notes due 2008 (a)	$—	$2,885
ManTech note (b)	—	5,251
	—	8,136
Less warrant related discount, net of accretion	—	(150)
	—	7,986
Less current maturities	—	(7,986)
	$—	$—

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

Subsequent to the spin-off of National Patent Development Corporation (“NPDC”) in 2004 and GSE Systems, Inc. (“GSE”) in 2005, and in accordance with the anti-dilution provisions of the warrant agreement for stock splits, reorganizations, mergers and similar transactions, the number of GP Warrants was adjusted to 984,116 and the exercise price was adjusted to $5.85 per share. The GP warrants were exercisable at any time until August 14, 2008. The exercise price was payable in cash, by delivery of the Gabelli Notes, or a combination of the two. During the years ended December 31, 2008, 2007 and 2006, Gabelli exercised 161,431, 624,862 and 197,823 GP Warrants, respectively, which reduced the principal balance of the Gabelli Notes by an aggregate of $5,541,000.  The Company repaid the remaining principal balances of the Gabelli Notes of $1,959,000 upon maturity on August 14, 2008.

The fair value of the GP Warrants at the date of issuance was $2,389,000, which reduced long-term debt in the accompanying consolidated balance sheets and was accreted as additional interest expense using the effective interest rate over the term of the Gabelli Notes. The Gabelli Notes had a yield to maturity of 15.436% based on the discounted value. Accretion charged as interest expense was approximately $146,000, $257,000 and $468,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The exercises of the GP Warrants during 2008, 2007 and 2006 resulted in a decrease of $936,000, $3,225,000 and $859,000, respectively, in the carrying value of the Gabelli Notes, which was reclassified to equity to reflect the issuance of shares of common stock upon exercise.

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

The Company recorded a gain on early extinguishment of debt of $125,000 in 2008 which is included in other income on the accompanying consolidated statement of operations.

(9)                     Employee Benefit Plan

The Company offers a Retirement Savings Plan (the “Plan”) to its employees. Eligible employees may elect to contribute at any time, and contributions begin as soon as administratively feasible thereafter.  The Plan permits pre-tax contributions to the Plan by participants pursuant to Section 401(K) of the Internal Revenue Code (IRC).  For the year ended December 31, 2008, the Plan required that the Company match at least 25% of the participants’ contributions, up to the first 7% of base compensation for employees who have completed one year of service.  The Company may make additional matching contributions at its discretion.  In 2008, 2007, and 2006, the Company matched 50% of participants’ contributions in cash and/or shares of its common stock, up to the first 7% of participants’ base compensation. In 2008, 2007 and 2006, the Company contributed 234,665, 138,724, and 124,782 shares, respectively, of the Company’s common stock directly to the Plan with a value of approximately $1,724,000, $1,390,000, and $920,000, respectively, which was recognized as expense in the consolidated statements of operations. Effective January 1, 2009, the Company amended the Plan to no longer require the Company to match employee contributions, and announced to its employees that matching contributions would be reduced from 50% to 10% as part of the Company’s cost reduction strategy.

(10)     Income Taxes

The components of income tax expense for the years ended December 31, 2008, 2007, and 2006 are as follows (in thousands):

	Years ended December 31,
	2008	2007	2006
Current:
Federal	$4,456	$96	$70
State and local	1,092	836	715
Foreign	699	453	213
Total current	6,247	1,385	998
Deferred:
Federal	79	5,401	3,757
State and local	(30)	481	231
Foreign	17	(45)	82
Total deferred	66	5,837	4,070
Total income tax expense	$6,313	$7,222	$5,068

The deferred tax expense excludes activity in the net deferred tax assets relating to amounts recorded directly to stockholders’ equity and goodwill. Income before income tax expense generated from foreign entities was approximately $802,000, $872,000, and $766,000 in 2008, 2007 and 2006, respectively.

The difference between the expense for income tax expense computed at the statutory rate and the reported amount of income tax expense is as follows:

	December 31,
	2008	2007	2006
Federal income tax rate	35.0%	35.0%	35.0%
State and local taxes net of federal benefit	5.2	4.5	4.9
Foreign taxes, net of federal benefit	4.0	1.9	2.7
Tax impact of foreign losses for which no U.S. tax benefit has been provided	(2.0)	(1.8)	(2.3)
Permanent differences	2.8	2.3	2.5
Valuation allowance adjustments	0.1	0.6	—
Other	(0.5)	0.2	0.5
Effective tax rate	44.6%	42.7%	43.3%

As of December 31, 2008, the Company had $2,265,000 of available credit carryovers which may be carried over indefinitely. In addition, as of December 31, 2008, the Company had foreign net operating loss carryforwards of $1,694,000 which expire in 2011 and beyond.

As discussed more fully in Note 1, the Company adopted FIN No. 48 on January 1, 2007.  Upon adoption on January 1, 2007, the Company recorded a net decrease of $98,000 to accumulated deficit to reflect the cumulative effect adjustment for FIN No. 48. As of December 31, 2008, the Company had $2,218,000 of unrecognized tax benefits, all of which would impact the effective tax rate if recognized. The Company did not increase or decrease the amount of unrecognized tax benefits reflected in its consolidated balance sheet during 2008 or 2007 subsequent to the adoption of FIN No. 48 on January 1, 2007, and does not expect any material changes to its uncertain tax positions in the next twelve months. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2008, the Company had no accrued interest or penalties due to the existence of net operating loss carryforwards in the years in which the related tax positions were taken. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examination by tax authorities for years prior to 2003.

The tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities that are included in the net deferred tax assets and liabilities are summarized as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Allowance for doubtful accounts	$368	$346
Accrued liabilities	515	1,121
Stock-based compensation expense	398	542
Net federal, state and foreign operating loss carryforwards	782	2,266
Tax credit carryforwards	2,265	2,009
Deferred tax assets	4,328	6,284

Deferred tax liabilities:
Intangible assets, property and equipment, principally due to difference in depreciation and amortization	1,443	2,786
Net deferred tax assets	2,885	3,498

Less valuation allowance	(763)	(440)
Net deferred tax assets, net of valuation allowance	$2,122	$3,058

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

(11)              Comprehensive Income

The following are the components of comprehensive income (in thousands):

	Years ended December 31,
	2008	2007	2006
Net income	$7,837	$9,684	$6,642
Other comprehensive income (loss)	(2,168)	179	452
Comprehensive income	$5,669	$9,863	$7,094

Other comprehensive income (loss) consists of foreign currency translations adjustments. As of December 31, 2008 and 2007, accumulated other comprehensive loss was $2,629,000 and $461,000, respectively, and consisted of foreign currency translation adjustments, net of tax.

(12)              Stock-Based Compensation

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

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Years ended December 31,
	2008	2007	2006
Non-qualified stock options	$477	$264	$164
Restricted stock units	433	371	308
Board of Director stock grants	143	75	46
Total	$1,053	$710	$518

The Company recognized a deferred income tax benefit of $364,000, $254,000 and $189,000, respectively, during the years ended December 31, 2008, 2007, and 2006 associated with the compensation expense recognized in its consolidated financial statements.  As of December 31, 2008, the Company had non-qualified stock options and restricted stock units outstanding under these plans as discussed below.

Non-Qualified Stock Options

Non-qualified stock options are granted with an exercise price not less than the fair market value of the Company’s common stock at the date of grant, vest over a period up to ten years, and expire at various terms up to ten years from the date of grant.

Summarized information for the Company’s non-qualified stock options is as follows:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
Stock Options	options	exercise price	term	value
Outstanding at December 31, 2007	1,037,221	$10.22

Granted	12,600	9.66
Exercised	(12,554)	4.38
Forfeited	(41,200)	11.06
Expired	(41,513)	10.13
Outstanding at December 31, 2008	954,554	$10.26	4.22	$64,000
Stock options expected to vest	866,364	$10.17	4.19	$64,000
Exercisable at December 31, 2008	191,154	$7.05	3.21	$64,000

Summarized information for non-qualified stock options granted to certain key personnel during the years ended December 31, 2008 and 2007 is as follows:

	2008	2007
Number of options granted	12,600	880,000
Exercise price	$9.66	$11.08
Vesting term	3 years	5 years
Contractual term	5 years	6 years
Grant-date fair value	$2.29	$3.14

Black-Scholes assumptions:
Expected term	3.5 years	4.75 years
Expected stock price volatility	27.6%	22.1%
Risk-free interest rate	2.34%	4.99%
Expected dividend yield	—%	—%

As of December 31, 2008, the Company had approximately $1,652,000 of unrecognized compensation cost related to the unvested portion of outstanding stock options to be recognized on a straight-line basis over a weighted average remaining service period of approximately 3.5 years.

The Company received cash for the exercise price associated with stock options exercised of $55,000, $1,688,000, and $921,000 during the years ended December 31, 2008, 2007 and 2006, respectively. The total intrinsic value realized by participants on stock options exercised and/or settled was $67,000, $1,751,000, and $3,057,000 during the years ended December 31, 2008, 2007 and 2006, respectively. During 2008, the Company realized income tax benefits of $1,964,000 related to stock option exercises and restricted stock vesting, which are reflected as an increase to additional paid-in capital on the consolidated statement of stockholders’ equity. These income tax benefits relate to 2008 and prior years which were not realized during prior periods due to the existence of net operating loss carryforwards in the periods the tax deductions were taken.

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

		Weighted
	Year ended	average
	December 31,	grant date
	2008	fair value
	(In shares)	(In dollars)
Outstanding and unvested, beginning of period	163,320	$8.14
Granted	336,263	6.28
Vested	(48,831)	8.08
Forfeited	(12,300)	10.60
Outstanding and unvested, end of period	438,452	$6.65
Restricted stock units expected to vest	378,838	$6.74

The total intrinsic value realized by participants upon the vesting of restricted stock units was $467,000, $759,000 and $99,000 during the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, the Company had unrecognized compensation cost of $2,262,000 related to the unvested portion of its outstanding restricted stock units expected to be recognized over a weighted average remaining service period of 3.4 years.

(13)              Common Stock

The holders of common stock are entitled to one vote per share. As of December 31, 2008, there were 16,085,454 shares of common stock issued and outstanding. In addition, as of December 31, 2008, 1,393,006 shares were reserved for issuance under outstanding equity compensation awards such as stock options and restricted stock units and an additional 492,387 shares were available for issuance for future grants of awards under the Company’s 2003 Plan.

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

Since January 2006, the Company’s Board of Directors has authorized a total of $23,000,000 of repurchases of the Company’s common stock from time to time in the open market, subject to prevailing business and market conditions and other factors.  During the years ended December 31, 2008, 2007 and 2006, the Company repurchased approximately 1,091,000, 678,500 and 420,000 shares, respectively, of its common stock in the open market for a total cost of approximately $8,797,000, $6,511,000 and $3,140,000, respectively. As of December 31, 2008, there was approximately $4,552,000 available for future repurchases under the buyback program. There is no expiration date for the repurchase program.

(14)              Business Segments

During the fourth quarter of 2008, the Company re-evaluated its reportable business segments under SFAS No. 131 as a result of organizational and management reporting changes that were made primarily due to the retirement of one of its executive officers in 2008. The Company determined that the former Process, Energy & Government segment should be divided into two reportable segments. Prior to this change, the Company operated through three reportable business segments. As of December 31, 2008, the Company operated through four reportable business segments: (i) Manufacturing & BPO, (ii) Process & Government, (iii) Energy, and (iv) Sandy Training & Marketing (“Sandy”). In addition, during the first quarter of 2008, the Company transferred the management responsibility for its automotive technical training business unit from the Manufacturing & BPO segment to the Sandy segment. As a result of these changes, all prior period segment information has been reclassified to conform to the current year’s presentation.

The Company is organized by operating group, primarily based upon the markets served by each group and the services performed. Each operating group consists of strategic business units (“SBUs”) and business units (“BUs”) which are focused on providing specific products and services to certain classes of customers or within targeted markets. Across operating groups, SBUs and BUs, the Company integrates similar service lines, technology, information, work products, client management and other resources. Communications and market research, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development. Two of the Company’s reportable business segments, Manufacturing & BPO and Process & Government, represent an aggregation of certain operating groups in accordance with the aggregation criteria in SFAS No. 131, while the Energy and Sandy groups each represent one operating segment pursuant to SFAS No. 131. The Company reviews its reportable business segments on a continual basis and could change its reportable business segments from time to time in the event of organizational changes.

Further information regarding each business segment is discussed below.

Manufacturing & BPO. The Manufacturing & BPO segment delivers training, curriculum design and development, staff augmentation, e-Learning services, system hosting, integration and help desk support, training business process outsourcing, and consulting and technical services primarily to large companies in the electronics and semiconductors, steel, healthcare, financial and other industries as well as to government agencies. The October 2007 acquisition of Via Training has expanded the Company’s delivery capabilities and diversified its core client base in the software, electronics and semiconductors and retail markets.  This segment’s ability to deliver a wide range of training services allows it to take over the entire learning function for the client, including their training personnel.

Process & Government. The Process & Government segment has over four decades of experience providing consulting, engineering, technical and training services, including emergency preparedness, safety and regulatory compliance, chemical demilitarization and environmental services primarily to federal and state government agencies, large government contractors, petroleum and chemical refining companies and electric power utilities. This segment also provides design and construction of alternative fuel stations, including liquefied natural gas (“LNG”) fueling and hydrogen stations.

Energy. The Energy segment provides engineering services, products and training primarily to electric power utilities. The Company’s proprietary EtaProTM Performance Monitoring and Optimization System provides a suite of performance solutions for power generation plants and is installed at over 600 power generating units in over 25 countries. In addition, this segment provides web-based training through its GPiLearnTM portal to over 25,000 power plant personnel in the U.S. and in over 30 countries. The March 2008 acquisition of PCS strengthened and expanded the Company’s service offering to clients in the power generation industry.

Sandy Training and Marketing. Acquired in January 2007, Sandy is a provider of custom product sales training and has been a leader in serving manufacturing customers in the U.S. automotive industry for over 30 years. Sandy provides custom product sales training designed to better educate customer sales forces with respect to new product features and designs, in effect rapidly increasing the sales force knowledge base and enabling them to address detailed customer queries. Furthermore, Sandy helps its clients assess their customer relationship management strategy, measure performance against competitors and connect with customers on a one-to-one basis. As mentioned above, the Company’s automotive technical training business unit was transferred from the Manufacturing & BPO segment to the Sandy segment during the first quarter of 2008.

The Company does not allocate the following items to the segments: other income and interest expense; GP Strategies selling, general and administrative expense; and income tax expense.  Inter-segment revenue is eliminated in consolidation and is not significant.

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income tax expense (in thousands):

	Years ended December 31,
	2008	2007	2006
Revenue:
Manufacturing & BPO	$119,041	$106,502	$97,398
Process & Government	54,394	54,903	62,904
Energy	22,018	16,963	14,565
Sandy Training & Marketing	72,440	70,054	3,916
	$267,893	$248,422	$178,783
Operating income (loss):
Manufacturing & BPO	$8,934	$7,327	$7,155
Process & Government	5,318	7,633	6,202
Energy	4,610	3,144	1,595
Sandy Training & Marketing *	(3,210)	1,196	(470)
Corporate and other	(1,889)	(2,038)	(2,178)
	13,763	17,262	12,304
Interest expense	(699)	(1,218)	(1,558)
Other income	1,086	862	964
Income before income tax expense	$14,150	$16,906	$11,710

*The operating loss for the Sandy segment includes a $5,508,000 goodwill impairment loss for the year ended December 31, 2008 .

Additional information relating to the Company’s business segments is as follows (in thousands):

	December 31,
	2008	2007
Identifiable assets:
Manufacturing & BPO	$68,717	$74,814
Process & Government	26,637	30,327
Energy	14,787	11,594
Sandy Training & Marketing	22,656	26,712
Corporate and other	3,043	3,998
Total assets	$135,840	$147,445

Identifiable assets by business segment are those assets that are used in the Company’s operations in each segment. Corporate and other assets consist primarily of cash and cash equivalents, other assets, and deferred tax assets and liabilities.

	Years ended December 31,
	2008	2007	2006
Additions to property, plant and equipment:
Manufacturing & BPO	$1,034	$762	$496
Process & Government	100	139	65
Energy	162	15	47
Sandy Training & Marketing	332	150	—
Corporate and other	308	652	336
	$1,936	$1,718	$944
Depreciation and amortization:
Manufacturing & BPO	$1,447	$1,070	$866
Process & Government	53	90	163
Energy	212	27	46
Sandy Training & Marketing	636	1,697	—
Corporate and other	1,100	1,120	1,134
	$3,448	$4,004	$2,209

Information about the Company’s revenue in different geographic regions, which are attributable to the Company’s wholly owned subsidiaries located in the United Kingdom, Canada, Mexico, Singapore, Malaysia, China and India is as follows (in thousands):

	Years ended December 31,
	2008	2007	2006
United States	$233,679	$220,459	$156,783
United Kingdom	26,485	22,483	16,420
Other	7,729	5,480	5,580
	$267,893	$248,422	$178,783

Information about the Company’s total assets in different geographic regions is as follows (in thousands):

	December 31,
	2008	2007
United States	$120,177	$130,210
United Kingdom	11,586	13,048
Other	4,077	4,187
	$135,840	$147,445

(15)              Related Party Transactions

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

Management Services Agreement with NPDC

Prior to the spin-off of NPDC in 2004, NPDC was a wholly-owned subsidiary of GP Strategies.  In connection with the spin-off, the Company entered into a separate management agreement with NPDC pursuant to which the Company provided certain general corporate services to NPDC and were reimbursed for such services.  The term of the agreement extended for three years from the date of the spin-off, or through November 24, 2007.  For the years ended December 31, 2007 and 2006, NPDC paid the Company management fees of $352,000, and $925,000, respectively, as compensation for these services, which is reflected as a reduction of selling, general and administrative expenses in the Company’s consolidated statements of operations. Although the management agreement expired on November 24, 2007, the Company ceased providing such services to NPDC on May 31, 2007.

Guarantees

See Note 16 for a description of guarantees by the Company for certain related parties.

(16)              Commitments, Guarantees, and Contingencies

Commitments

Operating Leases

The Company has various noncancelable leases for real property and machinery and equipment. Such leases expire at various dates with, in some cases, options to extend their terms.

Minimum rentals under long-term operating leases are as follows (in thousands):

	Real	Machinery and
	property	equipment	Total
2009	$3,200	$1,251	$4,451
2010	2,829	635	3,464
2011	2,699	125	2,824
2012	2,950	37	2,987
2013	2,053	2	2,055
Thereafter	2,677	—	2,677
Total	$16,408	$2,050	$18,458

Certain of the leases contain provisions for rent escalation based primarily on increases in a specified Consumer Price Index, real estate taxes and operating costs incurred by the lessor. Rent expense was approximately $5,203,000, $5,309,000 and $3,196,000 for 2008, 2007 and 2006, respectively.

Other

As of December 31, 2008, the Company had six outstanding letters of credit totaling $367,000, which expire in 2009, and one outstanding performance bond totaling $10,300,000 related to a construction contract which is scheduled to be completed in 2010.

Guarantees

Subsequent to the spin-off of NPDC, the Company continued to guarantee certain obligations of NPDC’s subsidiaries, Five Star Products, Inc. (“Five Star”) and MXL Industries, Inc. (“MXL”).  The Company guaranteed certain operating leases for Five Star’s New Jersey and Connecticut warehouses, which totaled approximately $1,589,000 per year through March 31, 2007.  The leases have been extended and now expire in the first quarter of 2010. The annual rent obligations are currently approximately $1,600,000. In connection with the spin-off of NPDC by the Company, NPDC agreed to assume the Company’s obligation under such guarantees, to use commercially reasonable efforts to cause the Company to be released from each such guaranty, and to hold the Company harmless from all claims, expenses and liabilities connected with the leases or NPDC’s breach of any agreements effecting the spin-off. The Company has not received confirmation from the lessors that it has been released from these guarantees. The Company does not expect to incur any material payments associated with these guarantees, and as such, no liability is reflected in the consolidated balance sheets.

The Company also guaranteed the repayment of a debt obligation of MXL until June 2008, at which time MXL paid the obligation in full and the Company’s guarantee expired.

(17)              Litigation

In 2001, the Company initiated legal proceedings in connection with its 1998 acquisition of Learning Technologies from various subsidiaries (“Systemhouse”) of MCI Communications Corporation (“MCI”) which were subsequently acquired by Electronic Data Systems Corporation (“EDS”). The action against MCI was stayed as a result of MCI’s bankruptcy filing in 2002. The Company settled its claims against EDS and Systemhouse in 2005, but continued to have a claim in bankruptcy against MCI as an unsecured creditor. In September 2008, the Bankruptcy Court approved a settlement between the Company and MCI which allowed the Company a Class 6 General Unsecured Claim (as defined in MCI’s Modified Second Amended Joint Plan of Reorganization Under Chapter 11 of the Bankruptcy Code) in the amount of $1,700,000 (the “Allowed Claim”). The Allowed Claim was satisfied in December 2008 through the distribution of $337,000 in cash and shares of stock of Verizon Communications Inc. valued at $226,000 on the distribution date. The Company recognized a net gain of $305,000 which is included in other income for the year ended December 31, 2008. The net gain consists of $563,000 gross proceeds from the settlement less legal fees and expenses of $258,000 incurred during 2008 in connection with the bankruptcy claim.

In connection with the spin-off of NPDC, the Company agreed to contribute to NPDC 50% of the proceeds received, net of legal fees and taxes, with respect to the MCI claims.  The Company has a payable to NPDC of $75,000 as of December 31, 2008 for the portion of settlement proceeds owed to NPDC pursuant to the spin-off agreement.

The Company is not a party to any legal proceeding, the outcome of which is believed by management to have a reasonable likelihood of having a material adverse effect upon the financial condition and operating results of the Company.

(18)              Quarterly Information (unaudited)

The Company’s quarterly financial information has not been audited but, in management’s opinion, includes all adjustments necessary for a fair presentation.

	Three months ended				Year ended
(in thousands)	March 31	June 30	September 30	December 31	December 31
2008

Revenue	$66,919	$72,026	$65,968	$62,980	$267,893
Gross profit	9,757	10,332	9,611	9,130	38,830
Goodwill impairment loss	—	—	—	5,508	5,508
Net income (loss)	2,849	2,983	2,936	(931)	7,837

Earnings (loss) per share:
Basic	$0.17	$0.18	$0.18	$(0.06)	$0.47
Diluted	$0.17	$0.18	$0.18	$(0.06)	$0.47

2007

Revenue	$53,543	$63,658	$60,837	$70,384	$248,422
Gross profit	8,042	9,304	9,047	10,447	36,840
Net income	2,054	2,347	2,544	2,739	9,684

Earnings per share:
Basic	$0.13	$0.14	$0.15	$0.16	$0.58
Diluted	$0.12	$0.14	$0.15	$0.16	$0.56

The sum of the quarterly earnings per share amounts may not equal the total for the year due to the effects of rounding and dilution as a result of issuing common shares during the year.

Item 9:           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:        Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2008 were effective.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of internal control over financial reporting as of December 31, 2008 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (“COSO Framework”).  Based upon our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2008.

Our internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, whose report appears in Item 8.

(c) Changes in Internal Control over Financial Reporting

Except as discussed below, during the year ended December 31, 2008, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d—15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

On January 1, 2008, we implemented a new financial system, which included a general ledger and various sub-ledgers. The implementation affected systems that include internal controls, and accordingly, the implementation has required certain revisions to our internal control over financial reporting. We reviewed the function and output of the system as it was implemented, as well as the controls affected by the implementation of the system, and made appropriate changes to affected internal controls and deemed those controls to be effective as of December 31, 2008.

Item 9B:        Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The additional information required by this item will be either set forth under the Election of Directors section in the Proxy Statement for the 2009 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 30, 2009.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange (“NYSE”), and to furnish us with such reports. Based solely on a review of copies of such reports for 2008, we believe that during 2008 all reports applicable to our officers, directors and greater than 10% beneficial owners were filed on a timely basis.

Item 11. Executive Compensation

The information required by this item will be either set forth under the Executive Compensation section in the Proxy Statement for the 2009 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 30, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The additional information required by this item will be either set forth under the Principal Stockholders and Security Ownership of Directors and Named Executive Officers sections in the Proxy Statement for the 2009 Annual Meeting of Stockholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 30, 2009.

Equity Compensation Plan information as of December 31, 2008

	Non-Qualified
	Stock Option	Incentive
	Plan	Stock Plan
Plan category:
Equity compensation plans not approved by security holders:
(a) Number of securities to be issued upon exercise of outstanding options	107,654
(b) Weighted average exercise price of outstanding options	$3.93
(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in row (a)) (1)	1,425,744
Equity compensation plans approved by security holders:
(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		846,900

(b) Weighted average exercise price of outstanding options, warrants and rights		$11.06
(c) Number of securities remaining available for future issuance under equity compensation plans		492,387

(1)             Does not include shares of common stock that may be issued to directors of the Company in lieu of cash for payment of quarterly director fees.

For a description of the material terms of the Company’s Non-Qualified Stock Option Plan and Incentive Stock Plan, see Note 12 to the Consolidated Financial Statements in Item 8 of this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be either set forth in the Certain Relationships and Related Transactions section of the Proxy Statement for the 2009 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 30, 2009.

Item 14. Principal Accounting Fees and Services

The information required by this item will be either set forth in the Ratification of Independent Registered Public Accounting Firm section of the Proxy Statement for the 2009 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 30, 2009.

Part IV

Item 15:        Exhibits and Financial Statement Schedules

(a)                     The following documents are filed as a part of this Report:

(1)                     Financial Statements of GP Strategies Corporation and Subsidiaries (Part II, Item 8):

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — December 31, 2008 and 2007

Consolidated Statements of Operations — Years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity and Comprehensive Income — Years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows — Years ended December 31, 2008, 2007 and 2006

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

10.4

Amendment, dated January 21, 2005, to Employment Agreement dated as of July 1, 1999 between the Company and Scott N. Greenberg. Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on January 25, 2005.

10.5

Amendment, dated June 20, 2007, to Employment Agreement dated as of July 1, 1999 between the Company and Scott N. Greenberg. Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on June 26, 2007.

10.6

Amendment, dated December 30, 2008, to Employment Agreement by and between GP Strategies Corporation and Scott N. Greenberg dated July 1, 1999. Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on January 6, 2009.

10.7

Employment Agreement, dated as of July 1, 1999, between the Registrant and Douglas E. Sharp. Incorporated herein by reference to Exhibit 10.11 of the Registrant’s Form 10-K for the year ended December 31, 2003.

10.8

Amendment, dated January 21, 2005, to Employment Agreement dated as of July 1, 1999 between the Company and Douglas E. Sharp. Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 25, 2005.

10.9

Amendment, dated June 20, 2007, to Employment Agreement dated as of July 1, 1999 between the Company and Douglas E. Sharp. Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on June 26, 2007.

10.10	Amendment, dated December 30, 2008, to Employment Agreement by and between General Physics Corporation and Douglas Sharp dated July 1, 1999.

10.11	Form of Employment Agreement between the Company and certain of its executive vice presidents. Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on October 4, 2007.

10.12

Form of Employment Agreement between General Physics Corporation and certain of its senior vice presidents. Incorporated herein by reference to Exhibit 10.4 of the Registrant’s Form 10-Q for the quarter ended September 30, 2007.

10.13

Form of Stock Unit Agreement between the Registrant’s subsidiary, General Physics Corporation and certain officers, dated April 11, 2005. Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 10-Q for the quarter ended June 30, 2005.

10.14

Form of Non-Qualified Stock Option Agreement between the Registrant and certain officers, dated June 26, 2007. Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q for the quarter ended June 30, 2007.

10.15	Form of Stock Unit Agreement between the Registrant’s subsidiary, General Physics Corporation and certain officers, dated November 7, 2008. *

10.16

Second Amended and Restated Financing and Security Agreement, dated November 5, 2008, by and between General Physics Corporation as Borrower and Wachovia Bank, National Association, as Lender. Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on November 7, 2008.

10.17

Guaranty of Payment Agreement dated August 13, 2003 by GP Strategies Corporation for the benefit of Wachovia Bank, National Association. Incorporated herein by reference to Exhibit 10.11 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003.

10.18

Lease Agreement dated as of July 5, 2002 between the Registrant’s wholly owned subsidiary, General Physics Corporation and Riggs Company. Incorporated herein by reference to Exhibit 10.36 to the Registrant’s Form 10-K for the year ended December 31, 2002.

10.19

Note and Warrant Purchase Agreement dated August 8, 2003 among GP Strategies Corporation, National Patent Development Corporation and Gabelli Funds, LLC. Incorporated herein by reference to Exhibit 10.0 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003.

10.20

Form of GP Strategies Corporation 6% Conditional Subordinated Note due 2008 dated August 14, 2003. Incorporated herein by reference to Exhibit 10.01 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003.

10.21	Form of GP Strategies Corporation Warrant Certificate dated August 14, 2003. Incorporated herein by reference to Exhibit 10.02 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003.

10.22

Mortgage Security Agreement and Assignment of Leases dated August 14, 2003 between GP Strategies Corporation and Gabelli Funds, LLC. Incorporated herein by reference to Exhibit 10.04 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003.

10.23

Registration Rights Agreement dated August 14, 2003 between GP Strategies and Gabelli Funds, LLC. Incorporated herein by reference to Exhibit 10.05 to the Registrant’s Form 10-Q for the quarter ended June 30, 2003.

10.24

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

10.26	$5,250,955 Promissory Note dated October 21, 2003 of GP Strategies Corporation. Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K dated October 23, 2003.

10.27	Code of Ethics Policy. Incorporated herein by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.28	Form of Indemnification Agreement. Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated December 23, 2005.

21	Subsidiaries of the Registrant*

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

32.1	Certification Pursuant to Section 18 U.S.C. Section 1350*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GP STRATEGIES CORPORATION

Dated: March 4, 2009	By	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Scott N. Greenberg
Scott N. Greenberg	Chief Executive Officer (Principal Executive Officer and Director)	March 4, 2009

/s/ Sharon Esposito-Mayer
Sharon Esposito-Mayer	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2009

/s/ Harvey P. Eisen
Harvey P. Eisen	Chairman of the Board of Directors	March 4, 2009

/s/ Marshall S. Geller
Marshall S. Geller	Director	March 4, 2009

/s/ Sue W. Kelly
Sue W. Kelly	Director	March 4, 2009

/s/ Richard C. Pfenniger, Jr.
Richard C. Pfenniger, Jr.	Director	March 4, 2009

/s/ A. Marvin Strait
A. Marvin Strait	Director	March 4, 2009

/s/ Gene A. Washington
Gene A. Washington	Director	March 4, 2009

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Schedule of Valuation and Qualifying Accounts

Schedule II

(In thousands)

	Balance at			Balance at
	beginning		Deductions	end of
Allowance for doubtful accounts (A)	of year	Additions	(B)	year
Year ended December 31, 2008:	$865	191	(118)	$938
Year ended December 31, 2007:	$665	201	(1)	$865
Year ended December 31, 2006:	$1,166	120	(621)	$665

(A)     Deducted from accounts and other receivables on Consolidated Balance Sheets.

(B)     Write-off of uncollectible accounts, net of recoveries.

S-1