Form 10-K/A
period 2008-12-31
GP STRATEGIES CORP
filed 2009-04-30
CIK 70415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The terms “we,” “our,” “us,” “GP Strategies” and “the Company” refer to GP Strategies Corporation and subsidiaries.

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our annual report on Form 10-K for the year ended December 31, 2008, originally filed on March 4, 2009 (the “Original Filing”).  We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2008.  In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (“SEC”), we are including with this Amendment certain currently dated certifications.  Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

Except as described above, no other changes have been made to the Original Filing.  Unless expressly stated, this Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our directors and executive officers as of March 31, 2009:

Name	Age	Position

Scott N. Greenberg (1)	52	Chief Executive Officer; Director
Harvey P. Eisen (1), (2), (3)	66	Chairman of the Board of Directors
Marshall S. Geller (1), (2), (3)	70	Director
Sue W. Kelly (3), (4)	72	Director
Richard C. Pfenniger, Jr. (3), (4)	53	Director
A. Marvin Strait (2), (4)	75	Director
Gene A. Washington (2), (4)	62	Director
Douglas E. Sharp (5)	50	President
Sharon Esposito-Mayer	42	Executive Vice President & Chief Financial Officer
Karl Baer	49	Executive Vice President
Donald R. Duquette	55	Executive Vice President
Fredric H. Strickland	65	Executive Vice President
Kenneth L. Crawford	50	Senior Vice President, General Counsel & Secretary
Alan P. Tattersall	65	Senior Vice President

(1)        Member of the Executive Committee.

(2)        Member of the Compensation Committee.

(3)         Member of the Nominating / Corporate Governance Committee.

(4)         Member of the Audit Committee.

(5)         Non-voting member of the Executive Committee.

Scott N. Greenberg has been Chief Executive Officer since April 2005 and was the President of the Company from 2001 until February 2006.  He was Chief Financial Officer from 1989 until December 2005, Executive Vice President from 1998 to 2001, Vice President from 1985 to 1998, and has held various other positions since joining the Company in 1981.  From 1999 to 2008, he was a Director of GSE Systems, Inc. (“GSE”), a global provider of real-time simulation and training solutions which is a former majority-owned subsidiary of the Company that was spun off in 2005. Mr. Greenberg has also been a Director of National Patent Development Corporation (“NPDC”), a holding company with interests in optical plastics, paint and hardware distribution services, since 2004, when NPDC, formerly a wholly-owned subsidiary of the Company, was spun off. Mr. Greenberg was also Chief Financial Officer of NPDC from 2004 until August 2007. Mr. Greenberg has served on our Board of Directors since 1987.

Harvey P. Eisen has been the Chairman of the Board since April 2005.  He has been Chairman and Managing Member of Bedford Oak Advisors, LLC since 1998. Prior thereto, Mr. Eisen served as Senior Vice President of Travelers, Inc. and of Primerica prior to its merger with Travelers in 1993. Mr. Eisen has over thirty years of asset management experience. Mr. Eisen is a Trustee of the University of Missouri Business School, where he established the first accredited course on the Warren Buffet Principles of Investing, and of Johns Hopkins University. Mr. Eisen has also been a Director of NPDC since August 2004 and became Chairman of the Board of NPDC in May 2007. Mr. Eisen has served on our Board of Directors since 2002.

Marshall S. Geller is Founder and Senior Managing Director of St. Cloud Capital, a Los Angeles based private equity fund formed in December 2001.  He has spent more than 40 years in corporate finance and investment banking, including 21 years as Senior Managing Partner of Bear, Stearns & Co., with oversight of all operations in Los Angeles, San Francisco, Chicago, Hong Kong and the Far East. Mr. Geller is currently a Director on the boards of 1st Century Bancshares, Inc., National Holdings Corporation, California Pizza Kitchen, Inc. and Guidance Software, Inc., and is on the Board of Governors of Cedars Sinai Medical Center, Los Angeles. Mr. Geller also serves on the Dean’s Advisory Council for the College of Business & Economics at California State University, Los Angeles, and on the Little Hoover Commission, an independent California state oversight agency. Mr. Geller has served on our Board of Directors since 2002.

Sue W. Kelly is currently President and Chief Executive Officer of Kelly Consulting LLC, an investment and consulting firm. From 1995 to January 2007 she was a member of the U.S. House of Representatives, representing the 19th Congressional District of New York. While in Congress she served on the Board of Visitors of the U.S. Military Academy at West Point and on the House Financial Services Committee, among other assignments. Prior to becoming a Congresswoman, she worked in a variety of positions in business and education. Ms. Kelly currently serves as a Director of Magna Carta Companies, Inc. and has served on our Board of Directors since December 2007.

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

A. Marvin Strait presently practices as a Certified Public Accountant under the name A. Marvin Strait, CPA. He has practiced in the field of public accountancy in Colorado for over 40 years. He presently serves as a member of the Board of Trustees of the Colorado Springs Fine Arts Center Foundation, the Sam S. Bloom Foundation, The Penrose-St. Francis Health Foundation and Pikes Peak Educational Foundation. He also presently serves as a member of the Board of Directors and Chairman of the Audit Committee of Sturm Financial Group, Inc. and Continucare Corporation, and on the Community Advisory Panel of American National Bank. Mr. Strait previously served as the Chairman of the Board of Directors of the American Institute of Certified Public Accountants (AICPA), as President of the Colorado Society of Certified Public Accountants and the Colorado State Board of Accountancy, and serves as a permanent member of the AICPA Governing Council. Mr. Strait has served on our Board of Directors since December 2007.

Gene A. Washington was the Director of Football Operations with the National Football League (NFL) in New York from 1994 until his retirement in March 2009. He previously served as a professional sportscaster and as Assistant Athletic Director for Stanford University prior to joining the NFL. Mr. Washington has served on numerous corporate and civic boards, and currently serves as a Director for several NYSE-listed companies including dELiA*s, Goodrich Petroleum Corporation and the former New York Bancorp, Inc. Mr. Washington has served on our Board of Directors since December 2007.

Douglas E. Sharp has been President of the Company since February 2006 and President of the Company’s principal operating subsidiary, General Physics Corporation (“General Physics”), since 2002.  Mr. Sharp had served as Chief Operating Officer of General Physics prior to becoming President and has held various other positions since joining General Physics in 1981.  He is a member of the American Society of Training and Development, American Society of Mechanical Engineers and the American Institute of Chemical Engineers. He was a Director of GSE from 2003 to 2006.  He currently serves on the Managing Board of Aerospace Testing Alliance, a joint venture partnership of General Physics, and serves as a Director of General Physics’ foreign subsidiaries. Mr. Sharp holds a Bachelor of Science in Mechanical Engineering from University of Maryland.

Sharon Esposito-Mayer has been Executive Vice President and Chief Financial Officer of the Company since December 2005.  She has been Executive Vice President of General Physics since 2004 and was Vice President of Finance of General Physics from 2001 until 2004 and Director of Finance of General Physics from 1997 to

2000. Ms. Esposito-Mayer held various financial positions prior to joining General Physics in 1995. Ms. Esposito-Mayer holds a Bachelor of Science in Accounting from Pennsylvania State University and a MBA from Loyola College.

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

Donald R. Duquette was appointed Executive Vice President of the Company in September 2008. He has been Senior Vice President, E-Business & Learning Solutions, of General Physics since September 2004.  He was a Vice President of General Physics from 1989 to 2004 and held various other positions since joining General Physics in 1979. Mr. Duquette holds a Bachelor of Science degree in Mechanical Engineering from Johns Hopkins University and an Executive MBA from Loyola College.

Fredric H. Strickland was appointed Executive Vice President of the Company in September 2008. He has been Senior Vice President, Sandy Corporation — a division of General Physics (“Sandy”) since January 2007, when General Physics acquired Sandy from ADP, Inc. He has been President of Sandy since 2000, and served in various sales and operations leadership roles since joining Sandy in 1980. Mr. Strickland holds Bachelor of Arts and Master of Arts degrees in English from the Ohio State University and is a graduate of Harvard Business School’s 11-week Advanced Management Program.

Kenneth L. Crawford has been Senior Vice President, General Counsel and Secretary of the Company since April 2007.  He has been a Senior Vice President of General Physics since March 2006, was a Vice President of General Physics from 1991 to March 2006, and has been General Counsel of General Physics since 1991 and Secretary of General Physics since 1990.  Mr. Crawford joined General Physics in 1987.  Prior to that he was engaged in the private practice of law. Mr. Crawford is a graduate of the University of Michigan Law School.

Alan P. Tattersall was appointed Senior Vice President of the Company in September 2008. He has been Senior Vice President, Process & Aerospace Group since September 2004 and was a Vice President from 2002 to 2004.  Between 1994 and 2002 he was an independent consultant in the nuclear electric power generation industry.  He also served as Senior Vice President of General Physics from 1989 until 1994, was a Vice President of General Physics from 1984 to 1989 and held various other positions after originally joining General Physics in 1981.  Mr. Tattersall is a graduate of the United States Naval Academy.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics for our directors, officers and employees, including, but not limited to, the Chief Executive Officer and the Chief Financial Officer and other senior managers in our accounting and finance departments.  A copy of this Code of Business Conduct and Ethics can be found on our website at www.gpworldwide.com under the “Corporate Governance” page of the “Investors” section. A copy of this document is also available in print, without charge, upon request to GP Strategies’ Corporate Secretary. If we make any substantive amendments to the Code of Ethics for our executive officers or directors or grant any waiver from a provision of the Code of Ethics for our executive officers or directors, we will within four (4) business days disclose the nature of such amendment or waiver in a Report on Form 8-K or on our website at www.gpworldwide.com.

Stockholder Recommendations for Board Nominees

Our Nominating/Corporate Governance Committee identifies individuals qualified to be Board members, evaluates any stockholder recommendations for Board membership, and develops and recommends corporate governance policies and procedures. The charter for our Nominating/Corporate Governance Committee is available on our website at www.gpworldwide.com under the “Corporate Governance” page of the “Investors” section. A copy of this document is also available in print, without charge, upon request to GP Strategies’ Corporate Secretary. We did not implement any changes to our process for stockholder recommendations of director nominees during 2008.

Item 11. Executive Compensation

Compensation Committee

The Compensation Committee of our Board of Directors consists of four non-employee directors.  The charter of the Compensation Committee may be viewed by accessing the “Corporate Governance” page of our website and clicking on “Committee and Charter Info.” A copy of this document is also available in print, without charge, upon request to GP Strategies’ Corporate Secretary. The Compensation Committee is responsible for establishing and administering our policies governing the compensation of our executive officers and directors.  The responsibilities of the Compensation Committee include the following:

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

Topics discussed by the Compensation Committee during 2008 meetings included, but were not limited to, the following:

•                  Competitive compensation and stock awards for the Executive Management Team and our non-employee directors;

•                  Review and approval of stock awards, bonus awards and salary changes for non-executive officers with a rank of Vice President or above; and

•                  Review of compensation policy for officers and employees in general.

None of the members of the Compensation Committee is a current or former officer or employee of ours.

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

The Compensation Committee believes that the most effective compensation program is one that provides competitive base pay, rewards the achievement of goals and objectives, and provides an incentive for retention. The principal elements of our executive compensation program are base salary, annual cash incentives, long-term equity incentives (the vesting of which may accelerate upon termination of employment and/or a change in control), other benefits and perquisites and post-termination severance compensation.

Setting Executive Compensation

Each year we evaluate whether the elements of our executive compensation program are aligned with our compensation philosophy and objectives, while also promoting the interests of our shareholders.  As part of this evaluation, we subscribe annually to a number of compensation data resources to evaluate the compensation of our executive officers compared to similar positions in the marketplace, including resources published by CompAnalyst, Western Management Group and the Institute of Management & Administration. The surveys provide base salary and bonus compensation data. In addition, in 2008, to assist management and the

Compensation Committee in assessing and determining competitive compensation packages, we engaged an independent compensation consultant to evaluate our base compensation and bonus structure for certain executive officers and other key employees. The compensation consultant prepared an analysis (the “Compensation Benchmark Analysis”) comparing the base level salary and bonus compensation structure of our executive officers and other key employees to those of executives in similar positions with similar responsibilities as described in executive compensation surveys obtained from Economic Research Institute, Mercer Human Resource Consulting, Watson Wyatt and others. The consultant determined relevant similar positions based on business focus, executive job descriptions and size of company based on revenue.  The surveys analyzed by the consultant to prepare the Compensation Benchmark Analysis provided base salary and bonus compensation data for similarly sized companies, but did not identify the component companies by name. The Compensation Benchmark Analysis compared the base salary and total compensation for certain of our executive officers to corresponding data in the 25th percentile, 50th percentile and 75th percentile for executives in similar positions covered by the surveys.

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

Elements of Compensation

Base Salary

Salary levels are typically considered annually as well as upon promotion or other change in job responsibility. The Compensation Committee, with input from the Chief Executive Officer, considers competitive, individual and company performance data in order to make compensation decisions that will incentivize, retain and maintain a competitive standing for each executive officer. The Compensation Committee considers several factors when adjusting an executive’s salary, including individual and company performance, the executive’s market value and prospective value to us, the knowledge, experience and accomplishments of the executive, the executive’s level of responsibility, the recommendation of the Chief Executive Officer and the compensation levels for individuals with similar credentials. In 2008, the Compensation Committee also utilized the Compensation Benchmark Analysis to assist in determining the appropriate adjustment to each executive’s annual base salary. The Compensation Benchmark Analysis compared the base salaries for our executives with those of executives in similar positions with similar responsibilities at a number of similarly sized companies, analyzing various factors including revenues, responsibilities and markets served.  The Compensation Committee compared compensation of our executive officers to that of executives in comparable positions with comparable responsibilities to ensure the compensation of our executive officers was competitive with that of the relevant marketplace.  Our Chief Executive Officer recommended salary adjustments for the executive officers, including himself, to the Compensation Committee and provided the Compensation Committee with supporting documentation from the Compensation Benchmark Analysis.

Cash-Based Incentive Compensation (Bonus)

The annual incentive compensation award for 2008 for Ms. Esposito-Mayer, Mr. Baer and Mr. Duquette was a discretionary cash bonus based on our performance against our financial and operational performance objectives for the year. The discretionary annual bonus is paid in cash after review and approval by the Compensation Committee, with advice from the Chief Executive Officer, in March or April following completion of each fiscal year. The annual discretionary bonus is ordinarily paid in a single installment shortly after being approved by the

Compensation Committee. Information provided by the Compensation Benchmark Analysis is considered when determining bonus awards, along with performance of the business unit(s) for which the executive is responsible (viewed on the basis of financial performance against budget and achievement of employee training, appraisal and retention goals), our overall financial performance, and the executive’s individual performance.

Our Chief Executive Officer and our President receive cash bonuses based upon a formula contained in their employment agreements.  The formula ties the bonus payable to them to increases in our earnings before income taxes, depreciation and amortization (“EBITDA”) compared to the prior year, as adjusted for acquisitions and dispositions and other extraordinary or unusual nonrecurring items as defined in their employment agreements. EBITDA is a widely used non-GAAP financial measure of operating performance. EBITDA is calculated by adding back interest expense, income tax expense, depreciation and amortization to net income, and adjusting for certain non-recurring items such as the non-cash goodwill impairment loss incurred in 2008. Under their employment agreements, the Chief Executive Officer’s and President’s bonuses are (a) 1% of base salary for each 1% increase in EBITDA, up to a 10% increase; (b) then 2% of base salary for each 1% increase in EBITDA, up to a 15% increase; (c) then 3% of base salary for each 1% increase in EBITDA, up to a 25% increase; subject to a maximum bonus for any calendar year of 50% of his base salary for that year. In calculating the bonus for Mr. Greenberg and Mr. Sharp, for any year in which we acquire any business, the formula set forth in their employment agreements requires that EBITDA for the prior year be adjusted to reflect the budgeted EBITDA of the acquired business (as set forth in the budget numbers on which the acquisition was based) for the period from the date of the acquisition to the end of the calendar year in which the acquisition takes place. For 2008, our EBITDA, as adjusted for acquisitions in 2008 and 2007 and other nonrecurring items, increased 6%. For 2008, the bonuses determined in accordance with their employment agreements (the “Employment Agreement Bonuses”) were $21,780 for Mr. Greenberg and $21,000 for Mr. Sharp. Their calculated bonuses for 2008 represented 6% of their respective salaries, based upon the 6% increase in EBITDA in accordance with the formula set forth above. The Compensation Committee determined that the Employment Agreement Bonuses for 2008 adequately compensated the Chief Executive Officer and the President for their respective performance. However, at the Chief Executive Officer’s request, the Compensation Committee approved bonuses for the Chief Executive Officer and President that were lower than the Employment Agreement Bonuses to which they were otherwise entitled. The actual bonuses paid were $17,000 to Mr. Greenberg and $17,000 to Mr. Sharp.

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

Long-term Equity Incentive Compensation

Our Compensation Committee also grants to the named executive officers equity compensation under our 1973 Non-Qualified Stock Option Plan and our 2003 Incentive Stock Plan. Equity compensation for the named executive officers, which has historically taken the form of stock options and restricted stock units, is designed to align the interests of our executives with our shareholders as well as to retain the executives. Equity grants are also intended to drive long term performance, in that the value ultimately realized is linked to stock price appreciation. Option grants have no value without stock price appreciation, and restricted stock has value at grant that can increase with stock price appreciation and decrease with stock price declines. Thus, the Compensation Committee believes that equity grants should motivate management to enhance the value of our common stock.

We do not have a formal policy for issuing equity compensation and do not always grant equity awards on an annual basis. Occasionally, the Compensation Committee awards equity compensation to supplement our executive officers’ compensation to ensure that total compensation is competitive in the marketplace and to align compensation with our long term goals and objectives.

In November 2008, the Compensation Committee granted restricted stock units to certain of our officers and key employees. The restricted stock units were granted pursuant to our 2003 Incentive Stock Plan and vest 25% annually over four years subsequent to the grant date. The following named executive officers were granted restricted stock units in November 2008:

Name	Number of Stock Units
Scott N. Greenberg	20,000
Sharon Esposito-Mayer	13,333
Douglas E. Sharp	17,500
Karl Baer	12,500
Donald R. Duquette	12,500

Other Benefits

We also provide our named executive officers with the following other benefits which are part of our overall compensation program and which we believe are consistent with the types of benefits offered by competitors:

•                  Retirement Savings Plan: We maintain a defined contribution 401(k) plan which permits all eligible employees to participate. For the year ended December 31, 2008, the plan required us to match at least 25% of the participants’ contributions, up to the first 7% of base compensation for employees who have completed one year of service.  We may make additional matching contributions at our discretion.  In 2008, we matched 50% of participants’ contributions in shares of our common stock, up to the first 7% of participants’ base compensation. Effective January 1, 2009, we amended the Plan to no longer require an employer matching contribution, and announced to our employees that matching contributions would be reduced from 50% to 10% as part of our cost reduction strategy.

•                  Health and Welfare Benefits:  All full-time employees, including our named executive officers, may participate in our health and welfare benefit programs, including medical, dental and vision care coverage, disability insurance and life insurance.

•                  Life Insurance Premiums: Life insurance policies, in excess of the standard life insurance plans offered to full-time employees, are offered to the named executive officers.  During 2008, the executive life insurance policies provided coverage up to five times the executive’s annual base salary.  The premiums are fully paid by us.  A policy may, at the executive’s election, be transferred to the executive upon termination of employment.

•                  Automobile Allowances: During 2008, each of the named executive officers used vehicles leased by us for both business and personal use.

Employment Agreements, Severance Benefits and Change in Control Provisions

All of our named executive officers have written employment agreements which provide for separation payments and benefits upon termination of employment under certain circumstances. Post-termination payments with respect to these executives are set forth in their respective employment agreements. The termination provisions for these executives are summarized in the “Potential Payments upon Termination or Change in Control” section later in this report. In December 2008, the Board approved amendments to the employment agreements of Mr. Greenberg and Mr. Sharp. The amendments were intended to bring such arrangements into compliance with, or otherwise be exempt from, Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”) and any regulations and Treasury guidance promulgated thereunder (“Section 409A”), and to ensure that such arrangements meet the requirements for avoiding accelerated taxes and penalties under Section 409A of the Code. The amended employment agreements provide that any compensation or benefit payable to Messrs. Greenberg or Sharp that constitutes non-qualified deferred compensation subject to the requirements of Section 409A will be delayed for a six-month period following the date of termination of his employment.  The amendments did not otherwise materially modify or otherwise affect the economic terms of their employment agreements.

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

Summary Compensation Table

The following table sets forth all compensation earned by each of the named executive officers for the years ended December 31, 2008, 2007 and 2006. The named executive officers are the Chief Executive Officer and the Chief Financial Officer, and the three other most highly compensated officers who were serving as executive officers at December 31, 2008.

Name and principal position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Scott N. Greenberg	2008	354,250	—	4,435	84,833	17,000	17,345	477,863
Chief Executive Officer	2007	343,250	—	—	43,575	80,000	18,419	485,244
	2006	305,202	34,800	—	—	40,200	18,150	398,352
Sharon Esposito-Mayer	2008	241,875	15,000	37,808	43,987	—	16,241	354,911
Executive Vice President and Chief	2007	232,708	50,000	34,661	22,595	—	14,585	354,549
Financial Officer	2006	204,792	40,000	34,661	5,715	—	14,283	299,451
Douglas E. Sharp	2008	341,250	—	3,881	72,265	17,000	17,698	452,094
President	2007	331,875	—	—	37,120	75,000	15,758	459,753
	2006	336,016	31,000	—	25,148	39,000	15,033	446,197
Karl Baer	2008	256,000	12,000	37,624	56,555	—	18,263	380,442
Executive Vice President	2007	250,625	50,000	34,661	29,050	—	16,390	380,726
	2006	230,625	40,000	34,661	10,059	—	16,762	332,107
Donald R. Duquette	2008	243,750	20,000	27,017	53,413	—	18,292	362,472
Executive Vice President (5)

(1)               Discretionary bonus paid for the respective fiscal years. For Mr. Greenberg and Mr. Sharp, the amounts indicated for 2006 reflect the dollar amounts in excess of the bonus amounts payable under their respective employment agreements, which amounts are shown as Non-Equity Incentive Plan Compensation.

(2)               Reflects the dollar amount expensed for financial statement reporting in accordance with Statement of Financial Accounting Standards No. 123 Revised, Share-Based Payment (SFAS No. 123R), with the exception that the amount shown in the table assumes no forfeitures of unvested stock units or stock options. For assumptions used in computing the fair value of stock-based compensation awards, see Note 12 to the Consolidated Financial Statements in Item 8 of the Original Filing.

(3)               Bonus pursuant to Mr. Greenberg’s and Mr. Sharp’s employment agreements. See Compensation Discussion & Analysis.

(4)               All other compensation includes matching contributions under our Retirement Savings Plan, automobile lease payments and/or allowances, and life insurance premiums. A breakdown of these amounts is as follows:

Name	Year	Company Matching Contributions to 401(k) Plan ($)	Automobile Payments or Allowance ($)	Life Insurance Premiums ($)	Total ($)
Scott N. Greenberg	2008	7,750	5,268	4,327	17,345
	2007	7,386	7,569	3,464	18,419
	2006	7,500	7,569	3,081	18,150
Sharon Esposito-Mayer	2008	7,107	7,788	1,346	16,241
	2007	6,809	6,702	1,074	14,585
	2006	6,603	6,702	978	14,283
Douglas E. Sharp	2008	7,750	5,621	4,327	17,698
	2007	7,401	6,152	2,205	15,758
	2006	6,602	6,152	2,279	15,033
Karl Baer	2008	7,750	8,391	2,122	18,263
	2007	7,000	8,400	990	16,390
	2006	7,372	8,400	990	16,762
Donald R. Duquette	2008	7,275	7,895	3,122	18,292

(5)   Mr. Duquette was appointed an executive officer of the Company on September 1, 2008.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to non-equity incentive plan awards and all other stock awards granted during the year ended December 31, 2008 to our named executive officers:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards					All Other Stock Awards: Number of		All Other Option Awards: Number of Securities	Exercise or Base Price of Option
Name	Grant Date	Threshold ($)	Target ($)		Maximum ($)		Shares of Stock or Units (#)		Underlying Options (#)	Awards ($/Sh)
Scott N. Greenberg	n/a	—	21,780	(1)	177,125	(1)	—		—	—
	11/7/2008	—	—		—		20,000	(2)	—	—

Sharon Esposito-Mayer	11/7/2008	—	—		—		13,333	(2)	—	—

Douglas E. Sharp	n/a	—	21,000	(1)	170,625	(1)	—		—	—
	11/7/2008	—	—		—		17,500	(2)	—	—

Karl Baer	11/7/2008	—	—		—		12,500	(2)	—	—

Donald R. Duquette	11/7/2008	—	—		—		12,500	(2)	—	—

(1)        The amounts represent the target and maximum bonus payment levels payable pursuant to a formula in Mr. Greenberg’s and Mr. Sharp’s employment agreements.  The formula is based upon EBITDA of GP Strategies and subsidiaries and is capped, for each executive, at 50% of his base salary (see Compensation Discussion & Analysis). The actual bonus payments for 2008 were $17,000 for Mr. Greenberg and $17,000 for Mr. Sharp and are included in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

(2)        Represents restricted stock units granted on November 7, 2008 pursuant to our 2003 Incentive Stock Plan and vest 25% annually over four years subsequent to the grant date.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to the value of all unexercised options and/or unvested restricted stock units previously awarded to our named executive officers as of December 31, 2008:

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($) (1)
Scott N. Greenberg	13,500	121,500	—	11.08	6/26/2013	20,000	(2)	90,200
Sharon Esposito-Mayer	7,000	63,000	—	11.08	6/26/2013	22,533	(3)	101,624
	2,394	—	—	4.33	2/24/2010
	120	—	—	3.85	2/1/2011
	120	—	—	3.01	2/7/2012
	120	—	—	3.93	12/10/2012
Douglas E. Sharp	11,500	103,500	—	11.08	6/26/2013	17,500	(2)	78,925
	5,986	—	—	4.33	2/24/2010
	120	—	—	3.85	2/1/2011
	120	—	—	3.01	2/7/2012
Karl Baer	9,000	81,000	—	11.08	6/26/2013	21,700	(4)	97,867
	120	—	—	3.85	2/1/2011
	120	—	—	3.01	2/7/2012
	120	—	—	3.93	12/10/2012
Donald R. Duquette	8,500	76,500	—	11.08	6/26/2013	18,900	(5)	85,239
	4,789	—	—	4.33	2/24/2010
	120	—	—	3.85	2/1/2011
	120	—	—	3.01	2/7/2012
	120	—	—	3.93	12/10/2012

(1)	Market value is based on the closing market price of our common stock on December 31, 2008 of $4.51 per share.

(2)	Represents unvested stock units granted on November 7, 2008 which vest 25% annually over four years subsequent to the grant date.

(3)

Represents the following: (i) 13,333 unvested stock units granted on November 7, 2008 which vest 25% annually over four years subsequent to the grant date and (ii) 9,200 unvested stock units granted on April 5, 2005 which vest 20% annually over five years subsequent to the grant date.

(4)

Represents the following: (i) 12,500 unvested stock units granted on November 7, 2008 which vest 25% annually over four years subsequent to the grant date and (ii) 9,200 unvested stock units granted on April 5, 2005 which vest 20% annually over five years subsequent to the grant date.

(5)

Represents the following: (i) 12,500 unvested stock units granted on November 7, 2008 which vest 25% annually over four years subsequent to the grant date and (ii) 6,400 unvested stock units granted on April 5, 2005 which vest 20% annually over five years subsequent to the grant date.

Option Exercises and Stock Vested

The table below sets forth the number of shares issued upon option exercises, the value realized on option exercises, the number of shares of restricted stock vested, and the realized value upon vesting of the restricted stock by our named executive officers during fiscal year 2008.

	Option Awards		Stock Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($) (1)
Scott N. Greenberg	—	—	—	—
Sharon Esposito-Mayer	—	—	4,600	41,538
Douglas E. Sharp	—	—	—	—
Karl Baer	—	—	4,600	41,538
Donald R. Duquette	—	—	3,200	28,896

(1)	Represents stock units which vested on April 5, 2008. Value realized upon vesting is based on the closing market price of our common stock on April 4, 2008 of $9.03 per share.

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

The employment agreements between us and each of Ms. Esposito-Mayer, Mr. Baer and Mr. Duquette have an initial term ending on February 28, 2009 but the term is automatically extended unless the agreement is terminated by us or the executive by giving the other notice of a decision to terminate the agreement prior to a date determined by the agreements.  As such dates have passed for each of the executives, the agreements have been extended and now will continue in effect until terminated:

•                  by the executive’s death or disability;

•                  by the executive for “just cause,” as defined below;

•                  by us for “cause,” as defined below;

•                  by us or the executive by giving the other a period of “required notice,” as defined below; or

•                  by mutual agreement between us and the executive.

The “required notice” period is one month for each year of service with us but not more than fifteen months, which means thirteen months for Ms. Esposito-Mayer and fifteen months for Mr. Baer and Mr. Duquette.

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

“Cause” as defined under the employment agreements of Ms. Esposito-Mayer, Mr. Baer and Mr. Duquette exists if such executive shall:

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

•                  Termination upon disability — We may terminate the employment of a named executive officer in the event of such executive’s incapacity due to extended physical or mental illness. In the case of disability, the affected executive would be entitled to his or her unpaid base salary and continuation of benefits through the date of termination only. If Mr. Greenberg or Mr. Sharp has been absent from his duties on a full-time basis for the entire period of six consecutive months due to physical or mental illness, we may terminate his employment thirty days after giving him notice of termination if he has not returned to the performance of his duties on a full-time basis within those thirty days. If Ms. Esposito-Mayer, Mr. Baer or Mr. Duquette is unable fully to discharge his or her duties for a period of ninety consecutive days due to a serious health condition (as defined in the Family and Medical Leave Act of 1993) and after giving effect to any reasonable accommodation required by law, we may terminate his or her employment as of a date specified in a notice of termination given to such employee.

•                  Termination upon death — In the event of death, each of the named executive officers is entitled to his or her full salary through the date of death and we are required to pay his or her spouse or estate the following: for Messrs. Greenberg and Sharp — an amount equal to his full salary for one year after the date of death; and for Ms. Esposito-Mayer, Mr. Baer or Mr. Duquette —  his or her full salary through the end of the calendar month within which termination occurred plus his or her full salary for the following two calendar months, and for purposes of the vesting of any stock units outstanding and unvested as of the date of termination of his or her employment, he or she shall be deemed to have been employed through the remaining period under the employment agreement.

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

Ms. Esposito-Mayer, Mr. Baer and Mr. Duquette shall be deemed to have resigned for “just cause,” under the terms of their employment agreement, in the event that he or she resigns within sixty days following either:

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

Termination Provisions of Employments Agreement with Ms. Esposito-Mayer, Mr. Baer and Mr. Duquette

If during the term of either Ms. Esposito-Mayer’s, Mr. Baer’s or Mr. Duquette’s employment agreement we terminate his or her employment without “cause” or any of them terminates his or her employment for just cause and he or she is in full compliance with his or her obligations under the employment agreement, we are obligated to pay the executive his or her base annual salary at the rate in effect on the date of such termination, and the executive will continue to be eligible to receive such benefits as he or she would have been entitled to had his or her employment not terminated, for a period of time after termination equal to the length of the required notice. In addition, upon the occurrence of a “Change in Control” or “Sale of the Company,” as defined in each of their employment agreements, all stock options to purchase common stock granted to him or her shall immediately become fully vested and exercisable, and all stock units granted to him or her must immediately be paid in unrestricted shares of common stock.

The amounts shown in the table below assume that the noted triggering events occurred on December 31, 2008 with respect to the five named executive officers. Other relevant assumptions and explanations are provided in the footnotes following the table. The amounts shown reflect only the additional payments or benefits that a named executive officer would have received upon the occurrence of the respective triggering events listed below; they do not include the value of payments or benefits that would have been earned, or any amounts associated with equity awards that would have vested absent the triggering event. As discussed above, none of the named executive officers receive additional compensation in the event of voluntary or involuntary termination for “cause” or in the event of disability.

Potential Post-Employment Payments

Name / Element of Compensation	Termination due to Death		Termination Without Cause or for Good Reason, Excluding Change in Control		Termination due to Change in Control		Termination due to Management Change in Control

Scott N. Greenberg
Salary	$363,000	(1)	—		—		—
Severance	—		$1,174,702	(2)	$1,174,702	(2)	$783,135	(3)
Bonus (4)	—		17,000		17,000		17,000
Benefits continuation	—		25,283	(5)	25,283	(5)	17,342	(6)
Total	$363,000		$1,216,985		$1,216,985		$817,477

Sharon Esposito-Mayer
Salary	$42,500	(7)	$276,250	(8)	—		—
Stock units (9)	—		—		$101,624		$101,624
Benefits continuation	—		9,667	(10)	—		—
Total	$42,500		$285,917		$101,624		$101,624

Douglas E. Sharp
Salary	$350,000	(1)	—		—		—
Severance	—		$1,171,141	(2)	$1,171,141	(2)	390,380	(11)
Bonus (4)	—		17,000		17,000		17,000
Stock options	—		—		1,337	(12)	1,337	(12)
Benefits continuation	—		25,283	(5)	25,283	(5)	8,923	(13)
Total	$350,000		$1,213,424		$1,214,761		$417,640

Karl Baer
Salary	$43,833	(7)	$328,750	(14)	—		—
Stock units (9)	—		—		$97,867		$97,867
Benefits continuation	—		11,028	(15)	—		—
Total	$43,833		$339,778		$97,867		$97,867

Donald R. Duquette
Salary	$45,000	(7)	$337,500	(14)	—		—
Stock units (9)	—		—		$85,239		$85,239
Benefits continuation	—		11,028	(15)	—		—
Total	$45,000		$348,528		$85,239		$85,239

(1)               Represents one year of current salary as of December 31, 2008.

(2)               Represents severance payment pursuant to employment agreement which equals the average of his cash compensation for the last three calendar years multiplied by three.

(3)               Represents severance payment pursuant to employment agreement which equals the average of his cash compensation for the last three calendar years multiplied by two.

(4)               Represents bonus earned during the year ended December 31, 2008 which would be due to the executive if any of the applicable triggering events occurred on December 31, 2008.

(5)               Represents an estimate of the incremental cost to the Company for benefits continuation for three years subsequent to termination date.

(6)               Represents an estimate of the incremental cost to the Company for benefits continuation for two years subsequent to termination date.

(7)               Represents two full calendar months of current salary as of December 31, 2008.

(8)               Represents the current salary for thirteen months that would have been paid or accrued if the triggering event occurred as of December 31, 2008.

(9)               Represents the value of the number of stock units deemed to have vested for each triggering event. Value is based on the closing price of our common stock on December 31, 2008 of $4.51.

(10)         Represents an estimate of the incremental cost to the Company for benefits continuation for thirteen months subsequent to the termination date.

(11)         Represents severance payment pursuant to employment agreement which equals the average of his cash compensation for the last three calendar years.

(12)         Pursuant to Mr. Sharp’s employment agreement, in the event of a change in control of the Company, he can elect to surrender his outstanding stock options for a cash payment equal to the excess of the fair market value on the termination date of the common stock issuable upon exercise of the options over aggregate exercise price of the options surrendered. The amount included in the table represents the fair value of Mr. Sharp’s outstanding options as of December 31, 2008 based on the closing price of our common stock on December 31, 2008 of $4.51.

(13)         Represents an estimate of the incremental cost to the Company for benefits continuation for one year subsequent to the termination date.

(14)         Represents the current salary for fifteen months that would have been paid or accrued if the triggering event occurred as of December 31, 2008.

(15)         Represents an estimate of the incremental cost to the Company for benefits continuation for fifteen months subsequent to the termination date.

Director Compensation

Our Board of Directors has adopted guidelines for the compensation of our non-employee directors. Our non-employee directors are paid a retainer of $25,000 per year. In addition, the Chairman of the Board receives an additional $40,000 per year; the Chairman of the Audit Committee receives an additional $15,000 per year; members of the Audit Committee receive an additional $5,000 per year; the Chairman of the Compensation Committee receives an additional $5,000 per year; and members of the Compensation Committee receive an additional $2,500 per year. These annual fees are prorated and paid on a quarterly basis. At the option of the directors, up to one-half of the fees may be paid in shares of our common stock. In addition, we issue shares of our common stock to our non-employee directors on a quarterly basis as additional compensation for their services as a director. For the first three quarters of 2008, we issued each non-employee director 500 shares per quarter, and for the fourth quarter of 2008 we increased the quarterly stock issuance to 900 shares per director due to the decline in the price of our common stock.

In addition to the annual retainers, each non-employee director receives $1,500 for each Board meeting attended and $750 for each committee meeting attended, but only if the committee meeting is held on a different date than the Board meeting.

On November 7, 2008, we granted to each non-employee director 3,333 shares of restricted stock, which vest 25% annually over four years subsequent to the grant date.

Directors Compensation Table

The following table shows the compensation earned by each individual who served as a director during the year ended December 31, 2008 (excluding Mr. Greenberg, whose compensation as Chief Executive Officer is shown above in the Summary Compensation Table):

Name	Fees earned or paid in cash ($)	Stock awards ($) (1)	All other compensation ($)	Total ($)
Harvey P. Eisen	51,000	52,127	—	103,127
Marshall S. Geller	50,250	18,373	—	68,623
Sue W. Kelly	47,250	18,373	—	65,623
Richard C. Pfenniger, Jr.	52,500	18,373	—	70,873
A. Marvin Strait	66,500	18,373	—	84,873
Gene A. Washington	56,500	18,373	—	74,873

(1)        Reflects the dollar amount expensed for financial statement reporting for the year ended December 31, 2008 in accordance with SFAS No. 123R for quarterly director fees paid in shares of our common stock and restricted stock awards granted on November 7, 2008.

Compensation Committee Interlocks and Insider Participation

Members of the Compensation Committee of our Board of Directors are Harvey P. Eisen, Marshall S. Geller, Chairman, A. Marvin Strait and Gene A. Washington. Harvey P. Eisen is the Chairman of the Board and Chief Executive Officer of NPDC and Scott N. Greenberg, our Chief Executive Officer, is a Director of NPDC. None of the members of the Compensation Committee during 2008 (a) was an officer or employee of the Company, (b) was a former officer of the Company or (c) had any relationship requiring disclosure by the Company under any paragraph of Item 404 of Regulation S-K.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” included in this Form 10-K. Based upon this review and discussion, the Compensation Committee recommended to our Board of Directors that the “Compensation Discussion and Analysis” be included in this Form 10-K/A for the fiscal year ended December 31, 2008 filed with the SEC.

COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

Harvey P. Eisen

Marshall S. Geller

A. Marvin Strait

Gene A. Washington

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of our common stock beneficially owned as of March 31, 2009 by each person who is known by us to beneficially own more than 5% of our outstanding common stock. As of March 31, 2009, there were 15,861,235 shares of our common stock issued and outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class

Pequot Capital Management, Inc. 500 Nyala Farm Road Westport, CT, 06880	1,607,970	(1)	10.1%

Royce & Associates, LLC 1414 Avenue of the Americas New York, NY 10019	1,065,600	(2)	6.7%

Dimensional Fund Advisors LP Palisades West, Building One 6300 Bee Cave Road Austin, TX 78746	1,003,762	(3)	6.3%

Delaware Charter Guarantee & Trust Company dba Principal Trust Company as Trustee for the GP Retirement Savings Plan 1013 Centre Road Wilmington, DE 19805	852,554	(4)	5.4%

Renaissance Technologies LLC 800 Third Avenue New York, NY 10022	823,600	(5)	5.2%

(1)          Based on a Schedule 13G/A filed by Pequot Capital Management, Inc. with the SEC on February 13, 2009.

(2)          Based on a Schedule 13G/A filed by Royce & Associates, LLC with the SEC on January 26, 2009.

(3)          Based on a Schedule 13G/A filed by Dimensional Fund Advisors LP (“Dimensional”) with the SEC on February 9, 2009. Dimensional has informed the Company that the shares are owned by advisory clients of Dimensional and that Dimensional disclaims beneficial ownership of such shares.

(4)          Based on a Schedule 13G filed by Principal Trust Company with the SEC on January 26, 2009. The GP Retirement Savings Plan (“Plan”) is subject to the Employee Retirement Income Security Act of 1974 (“ERISA”).  Delaware Charter Guarantee & Trust Company dba Principal Trust Company acts as the Trustee for the 401(k) Plan Trust. The securities reported include all shares held of record by the Trustee as trustee of the Trust. The Trustee follows the directions of the Issuer and/or Plan participants with respect to voting and disposition of shares. The Trustee, however, is subject to fiduciary duties under ERISA. The Trustee disclaims beneficial ownership of the reported shares of common stock held.

(5)          Based on a Schedule 13G filed by Renaissance Technologies LLC with the SEC on February 13, 2009.

Security Ownership of Directors and Executive Officers

The following table sets forth, as of March 31, 2009, the beneficial ownership of common stock, by each director, each of the named executive officers, and all directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class (1)

Harvey P. Eisen	374,133	(2)	2.4%
Marshall S. Geller	224,778		1.4%
Scott N. Greenberg	158,709	(3)	1.0%
Sue W. Kelly	7,633		*
Richard C. Pfenniger, Jr.	18,577		*
A. Marvin Strait	10,633		*
Gene A. Washington	7,633		*
Douglas E. Sharp	85,561	(4)	*
Sharon Esposito-Mayer	49,813	(4)	*
Karl Baer	48,377	(4)	*
Donald R. Duquette	53,647	(4)	*
Directors and Executive Officers as a group (14 persons)	1,115,033	(5)	7.0%

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

(3)          Includes (i) 13,500 shares of common stock issuable upon exercise of currently exercisable stock options, (ii) 13,165 shares of common stock allocated to Mr. Greenberg’s account pursuant to the provisions of our Retirement Savings Plan and (iii) 4,000 shares of common stock held by members of his family. Mr. Greenberg disclaims beneficial ownership of the 4,000 shares held by members of his family.

(4)          Includes (i) 17,726 shares for Mr. Sharp, 9,754 shares for Ms. Esposito-Mayer, 9,360 shares for Mr. Baer and 13,649 shares for Mr. Duquette, issuable upon exercise of currently exercisable stock options, and (ii) 14,175 shares for Mr. Sharp, 8,532 shares for Ms. Esposito-Mayer, 7,635 shares for Mr. Baer and 13,211 shares for Mr. Duquette allocated pursuant to the provisions of our Retirement Savings Plan.

(5)          Includes (i) 79,145 shares of common stock issuable upon exercise of currently exercisable stock options and (ii) 70,240 shares of common stock allocated to accounts pursuant to the provisions of our Retirement Savings Plan.

Equity Compensation Plan Information as of December 31, 2008

	Non-Qualified Stock Option Plan	Incentive Stock Plan
Plan category:
Equity compensation plans not approved by security holders:
(a) Number of securities to be issued upon exercise of outstanding options (1)	107,654
(b) Weighted average exercise price of outstanding options (1)	$3.93
(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in row (a)) (2)	1,425,744

Equity compensation plans approved by security holders:
(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		846,900
(b) Weighted average exercise price of outstanding options, warrants and rights		$11.06
(c) Number of securities remaining available for future issuance under equity compensation plans		492,387

(1)          Does not include shares of common stock that may be issued to directors of the Company in lieu of cash for payment of quarterly director fees.

For a description of the material terms of the Company’s 1973 Non-Qualified Stock Option Plan and 2003 Incentive Stock Plan, see Note 12 to the Consolidated Financial Statements in Item 8 of the Original Filing.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Review & Approval Process for Related Person Transactions

Our Corporate Governance Guidelines (a copy of which may be viewed on our website and is available in print, without charge, upon request to GP Strategies’ Corporate Secretary) require each director to avoid any action, position or interest that conflicts with an interest of the Company or gives the appearance of a conflict.  Although there is no formal written procedure in those Guidelines for handling such situations when they arise, in practice our Board of Directors, or a committee thereof, is responsible for reviewing and approving, all related person transactions. A related person transaction is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company and any “related person” are participants. A related person is an executive officer, director, or more than 5% stockholder of the Company, including any of their immediate family members, and any entity owned or controlled by such persons.

Our Conduct of Business Policy (a copy of which may be viewed on our website and is available in print, without charge, upon request to GP Strategies’ Corporate Secretary) governs related person transactions involving executive officers and the Company.  It prohibits activities or relationships which are incompatible with employment by the Company or which places the executive in a position where there is a conflict between the executive’s private interests and the interests of the Company, its subsidiaries or affiliates.  Executives are required to immediately disclose such situations to their supervisor, the Company’s Ethics Program Compliance Officer, or the Company’s General Counsel for a determination of appropriate action.  The Company maintains a telephone hotline for employees to confidentially report questionable activities or seek advice in handling ethics-related issues.

Related Transactions

Directorships

Certain of our Directors have also served as Directors of NPDC and GSE. Scott N. Greenberg is currently a Director of NPDC, was a Director of GSE until May 2008, and was Chief Financial Officer of NPDC until August 2007. Harvey P. Eisen is Chairman of the Board of NPDC and Managing Member of Bedford Oak Partners LP, which owns approximately 25.6% of the issued and outstanding shares of NPDC.

Guarantees

Subsequent to the spin-off of NPDC, we guaranteed certain operating leases for Five Star’s New Jersey and Connecticut warehouses, totaling approximately $1,589,000 annually through March 31, 2007.  The leases have been extended and now expire in the first quarter of 2010. In connection with our spin-off of NPDC, NPDC agreed to assume our obligation under such guarantees, to use commercially reasonable efforts to cause us to be released from such guaranty and to hold us harmless from all claims, expenses and liabilities connected with the leases or NPDC’s breach of any agreements effecting the spin-off. In March 2009, we received confirmation from the landlord that we were released from the guarantee on the Connecticut warehouse lease. We have not received confirmation that we have been released from the guarantee of the New Jersey warehouse. The annual rent obligation is currently approximately $1,600,000.

We also guaranteed the repayment of a debt obligation of MXL Industries, Inc. (“MXL”), a former subsidiary of NPDC, until June 2008, at which time MXL paid the obligation in full and our guarantee expired.

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

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accountant Fees

The following table sets forth the fees billed to us for the years ended December 31, 2008 and 2007 for professional services rendered by our independent registered public accountants, KPMG LLP:

	2008	2007
Audit Fees (1)	$862,000	$1,442,000
Audit-Related Fees (2)	123,000	148,000
Tax Fees (3)	187,000	391,000
All Other Fees	—	—
Total	$1,172,000	$1,981,000

(1)          Audit fees for 2008 consisted of $804,000 for the audit of our consolidated financial statements, including quarterly review services, fees with respect to the audit of internal control over financial reporting, and review of SEC reporting matters, and $58,000 for statutory audit services for a foreign subsidiary.  Audit fees for 2007 consisted of $825,000 for the audit of our consolidated financial statements including quarterly review services, fees with respect to the audit of internal control over financial reporting and review of SEC reporting matters, $559,000 for the audit of Sandy Corporation (a significant acquired company in 2007) required by SEC Rule 3-05 of Regulation S-X, and $58,000 for statutory audit services for a foreign subsidiary.

(2)          Audit-related fees for 2008 consisted of the audit of the financial statements of employee benefit plans and audit-related services for subsidiaries of General Physics. Audit-related fees for 2007 consisted of the audit of the financial statements of employee benefit plans, attestation services and SAS 70 report relating to internal controls for our Business Process Outsourcing operations, and audit-related services for subsidiaries of General Physics.

(3)          Tax fees for 2008 and 2007 consisted of fees for tax compliance services, including the review of tax returns, and tax consulting services including technical research.

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

A list of the exhibits filed or furnished with this report on Form 10-K/A is provided in the Exhibit Index beginning on page 26 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GP STRATEGIES CORPORATION

Dated: April 30, 2009

	By:	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

/s/ Sharon Esposito-Mayer
Sharon Esposito-Mayer
Executive Vice President and Chief Financial Officer

Exhibit Index

Index No.

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

* Filed herewith