Form 10-Q
period 2009-03-31
GP STRATEGIES CORP
filed 2009-05-07
CIK 70415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒ No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐ No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes   ☐ No   ☒

The number of shares outstanding of the registrant’s common stock as of April 30, 2009 was as follows:

Class	Outstanding
Common Stock, par value $.01 per share	15,761,075 shares

Part I. Financial Information

Item 1. Financial Statements

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,952	$3,961
Accounts and other receivables, less allowance for doubtful accounts of $866 in 2009 and $938 in 2008	39,337	42,471
Inventories, net	482	537
Costs and estimated earnings in excess of billings on uncompleted contracts	8,302	8,036
Prepaid expenses and other current assets	7,998	7,277
Total current assets	61,071	62,282
Property, plant and equipment	10,180	9,856
Accumulated depreciation	(7,271)	(6,886)
Property, plant and equipment, net	2,909	2,970
Goodwill	60,498	60,273
Intangible assets, net	6,437	6,740
Other assets	3,409	3,575
	$134,324	$135,840
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$—	$3,234
Accounts payable and accrued expenses	24,677	25,977
Billings in excess of costs and estimated earnings on uncompleted contracts	12,429	10,222
Total current liabilities	37,106	39,433
Other noncurrent liabilities	3,672	3,601
Total liabilities	40,778	43,034

Stockholders’ equity:
Common stock, par value $0.01 per share	178	178
Additional paid-in capital	158,275	158,462
Accumulated deficit	(46,676)	(48,135)
Treasury stock at cost	(15,286)	(15,070)
Accumulated other comprehensive loss	(2,945)	(2,629)
Total stockholders’ equity	93,546	92,806
	$134,324	$135,840

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months ended
	March 31,
	2009	2008
Revenue	$53,591	$66,919
Cost of revenue	46,102	56,642
Gross profit	7,489	10,277
Selling, general and administrative expenses	5,031	5,323
Operating income	2,458	4,954
Interest expense	55	237
Other income	151	151
Income before income tax expense	2,554	4,868
Income tax expense	1,095	2,019
Net income	$1,459	$2,849

Basic weighted average shares outstanding	16,056	16,722
Diluted weighted average shares outstanding	16,074	16,920

Per common share data:
Basic earnings per share	$0.09	$0.17
Diluted earnings per share	$0.09	$0.17

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Three months ended March 31, 2009 and 2008

(Unaudited, in thousands)

	2009	2008
Cash flows from operating activities:
Net income	$1,459	$2,849
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	807	954
Deferred income taxes	175	1,407
Non-cash compensation expense	540	638
Changes in other operating items:
Accounts and other receivables	3,134	577
Inventories	55	(77)
Costs and estimated earnings in excess of billings on uncompleted contracts	(266)	(413)
Prepaid expenses and other current assets	(981)	(1,256)
Accounts payable and accrued expenses	(512)	1,168
Billings in excess of costs and estimated earnings on uncompleted contracts	2,207	(1,663)
Other	37	(20)
Net cash provided by operating activities	6,655	4,164

Cash flows from investing activities:
Additions to property, plant and equipment	(231)	(447)
Acquisitions, net of cash acquired	—	(1,156)
Deferred acquisition costs	(500)	(2,500)
Net cash used in investing activities	(731)	(4,103)

Cash flows from financing activities:
Net proceeds from (repayment of) short-term borrowings	(3,234)	1,765
Repurchases of common stock in the open market	(876)	(1,413)
Change in negative cash book balances	(595)	(645)
Other	(95)	14
Net cash used in financing activities	(4,800)	(279)

Effect of exchange rate changes on cash and cash equivalents	(133)	12
Net increase (decrease) in cash and cash equivalents	991	(206)
Cash and cash equivalents at beginning of period	3,961	3,868
Cash and cash equivalents at end of period	$4,952	$3,662

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2009

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

The accompanying condensed consolidated balance sheet as of March 31, 2009 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2009 and 2008 have not been audited, but have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008, as presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2009 interim period are not necessarily indicative of results to be expected for the entire year.

Certain amounts in 2008 have been reclassified to conform with the presentation for 2009. Effective January 1, 2009, the Company changed the classification of certain information technology (IT) infrastructure costs on the consolidated statement of operations from cost of revenue to selling, general and administrative expenses. IT infrastructure expenses include those costs required to support the information technology needs of the Company, including data services, such as communication and connectivity related expenses,  depreciation of equipment, servers, routers and software, and other information technology costs. While these costs support the Company’s operations, the Company changed the classification because these expenses are not directly related to revenue generating activities and are more closely aligned with selling, general and administrative expenses.  The statement of operations for the three months ended March 31, 2008 has been reclassified to conform with the presentation for 2009. The reclassification resulted in a decrease of $520,000 in cost of revenue and a corresponding increase in selling, general and administrative expenses for the three months ended March 31, 2008.

The condensed consolidated financial statements include the operations of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(Unaudited)

(2)       Significant Customers & Concentration of Credit Risk

The Company has a concentration of revenue from General Motors Corporation and its affiliates (“General Motors”) as well as a market concentration in the automotive sector. For the three months ended March 31, 2009 and 2008, revenue from General Motors accounted for approximately 20% and 22%, respectively, of the Company’s consolidated revenue, and revenue from the automotive industry accounted for approximately 25% and 29%, respectively, of the Company’s consolidated revenue. As of March 31, 2009, accounts receivable from General Motors totaled $11,055,000. As of April 30, 2009, approximately $5,440,000 of the accounts receivable balance had been collected and $5,615,000 remained outstanding. As previously disclosed in more detail in Item 1A, Risk Factors, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, General Motors’ has reported a variety of challenges it is facing, including severe liquidity issues. In the event General Motors files for bankruptcy protection or otherwise defaults on amounts due to the Company, the outstanding accounts receivable may not be realizable and could result in substantial write-offs and adversely impact the Company’s liquidity. No material reserves against possible uncollectible accounts receivable from General Motors have been provided as General Motors has consistently made all scheduled payments to date. No other customer accounted for more than 10% of the Company’s revenue in the first quarter of 2009 or accounts receivable as of March 31, 2009.

The Company also has a concentration of revenue from the United States government. For the three months ended March 31, 2009 and 2008, sales to the United States government and its agencies represented approximately 21% and 18%, respectively, of the Company’s consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by the Company as separate customers.

(3)       Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The Company’s dilutive common stock equivalent shares consist of stock options, restricted stock units and warrants to purchase shares of common stock computed under the treasury stock method, using the average market price during the period. The following table presents instruments which were not dilutive and were excluded from the computation of diluted EPS in each period, as well as the dilutive common stock equivalent shares which were included in the computation of diluted EPS:

	Three months ended
	March 31,
	2009	2008
	(In thousands)
Non-dilutive instruments	1,299	1,436

Dilutive common stock equivalents	18	198

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(Unaudited)

(4)       Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable business segment for the three months ended March 31, 2009 were as follows (in thousands):

	Manufacturing	Process
	& BPO	& Government	Energy	Sandy	Total
Balance at Dec. 31, 2008	$37,791	$14,612	$7,870	$—	$60,273
Contingent consideration	—	—	305	—	305
Foreign currency translation	(80)	—	—	—	(80)
Balance at March 31, 2009	$37,711	$14,612	$8,175	$—	$60,498

As of March 31, 2009 and December 31, 2008, the Company had $2,500,000 of accrued contingent consideration with respect to the second twelve-month period following the completion of the acquisition of certain operating assets and the business of Sandy Corporation (“Sandy”) based on the revenue targets achieved for that period. On April 1, 2009, the Company paid the seller $2,500,000 of contingent consideration. There are no further contingent consideration payments relating to the Sandy acquisition.

As of March 31, 2009, the Company accrued $305,000 of contingent consideration with respect to the first twelve-month period following the completion of the acquisition of Performance Consulting Services, Inc. (“PCS”) based on the revenue targets achieved for the twelve months ended February 28, 2009. The accrued contingent consideration of $305,000 was applied to goodwill as of March 31, 2009 and was paid in April 2009.

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

	March 31, 2009		December 31, 2008
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Customer relationships	$6,598	$(1,556)	$6,607	$(1,360)
Contract backlog	1,305	(1,305)	1,305	(1,305)
Non-compete agreements	1,340	(1,067)	1,340	(1,049)
Software and other	1,401	(279)	1,403	(201)
	$10,644	$(4,207)	$10,655	$(3,915)

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2009

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

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Three months ended March 31,
	2009	2008
Non-qualified stock options	$117	$118
Restricted stock units	190	66
Board of Director stock grants	34	37
Total stock-based compensation expense	$341	$221

Pursuant to the Company’s 1973 Non-Qualified Stock Option Plan, as amended, and 2003 Incentive Stock Plan, the Company may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of the Company’s common stock to officers, employees or members of the Board of Directors. As of March 31, 2009, the Company had non-qualified stock options and restricted stock units outstanding under these plans as discussed below.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(Unaudited)

Non-Qualified Stock Options

Summarized information for the Company’s non-qualified stock options is as follows:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
Stock Options	options	exercise price	term	value

Outstanding at December 31, 2008	954,554	$10.26

Granted	—	—
Exercised	—	—
Forfeited	(400)	9.66
Expired	(1,440)	3.68

Outstanding at March 31, 2009	952,714	$10.27	3.98	$11,000

Stock options expected to vest	864,924	$10.18	3.96	$11,000

Exercisable at March 31, 2009	193,541	$7.13	2.98	$11,000

Restricted Stock Units

In addition to stock options, the Company issues restricted stock units to key employees and members of the Board of Directors based on meeting certain service goals. The stock units vest to the recipients at various dates, up to five years, based on fulfilling service requirements. In accordance with SFAS No. 123R, the Company recognizes the value of the market price of the underlying stock on the date of grant as compensation expense over the requisite service period. Upon vesting, the stock units are settled in shares of the Company’s common stock. Summarized share information for the Company’s restricted stock units is as follows:

	Three	Weighted
	months ended	average
	March 31,	grant date
	2009	fair value
	(In shares)	(In dollars)
Outstanding and unvested, beginning of period	438,452	$6.65
Granted	1,500	2.75
Vested	(20,267)	9.10
Forfeited	(1,400)	7.05
Outstanding and unvested, end of period	418,285	$6.52

Restricted stock units expected to vest	360,636	$6.59

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(Unaudited)

(6)       Short-Term Borrowings

General Physics has a $35 million Financing and Security Agreement (the “Credit Agreement”) with a bank that expires on October 31, 2010 with annual renewal options. The Credit Agreement is secured by certain assets of General Physics and provides for an unsecured guaranty from the Company. The maximum interest rate on the Credit Agreement is the daily LIBOR market index rate plus 2.25%. Based upon the financial performance of General Physics, the interest rate can be reduced. For the three months ended March 31, 2009, the rate was LIBOR plus 1.25%. The Credit Agreement contains covenants with respect to General Physics’ minimum tangible net worth, total liabilities ratio, leverage ratio, interest coverage ratio and its ability to make capital expenditures. General Physics was in compliance with all loan covenants under the amended Credit Agreement as of March 31, 2009. The Credit Agreement also contains certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends. The Credit Agreement permits General Physics to provide the Company up to $10,000,000 of cash to repurchase shares of its outstanding common stock in the open market beginning on August 14, 2008. General Physics is otherwise currently restricted from paying dividends or management fees to the Company in excess of $1,000,000 in any year.

As of March 31, 2009, there were no borrowings outstanding and $22,960,000 of available borrowings under the Credit Agreement, based upon 80% of eligible accounts receivable and 80% of eligible unbilled receivables.  As of December 31, 2008, there were $3,234,000 of borrowings outstanding under the Credit Agreement.

(7)       Income Taxes

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

As of March 31, 2009, the Company had $2,218,000 of unrecognized tax benefits, all of which would impact the effective tax rate if recognized. The Company has not increased or decreased the amount of unrecognized tax benefits reflected in its condensed consolidated balance sheet since the adoption of FIN No. 48 on January 1, 2007, and does not expect any material changes to its uncertain tax positions in the next twelve months. As of March 31, 2009, the Company had $5,000 of accrued interest related to these tax positions. Prior to January 2009, the Company did not recognize interest expense due to the existence of net operating loss carryforwards in the years in which the related tax positions were taken. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examination by tax authorities for years prior to 2003.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(Unaudited)

(8)       Stockholders’ Equity

Changes in stockholders’ equity during the three months ended March 31, 2009 were as follows (in thousands):

					Accumulated
		Additional		Treasury	other	Total
	Common	paid-in	Accumulated	stock	comprehensive	stockholders’
	stock	capital	deficit	at cost	loss	equity
Balance at December 31, 2008	$178	$158,462	$(48,135)	$(15,070)	$(2,629)	$92,806
Net income	—	—	1,459	—	—	1,459
Other comprehensive loss	—	—	—	—	(316)	(316)
Repurchases of common stock	—	—	—	(876)	—	(876)
Stock-based compensation	—	270	—	71	—	341
Other	—	(457)	—	589	—	132
Balance at March 31, 2009	$178	$158,275	$(46,676)	$(15,286)	$(2,945)	$93,546

(9)       Comprehensive Income

The following are the components of comprehensive income (in thousands):

	Three months ended
	March 31,
	2009	2008
Net income	$1,459	$2,849

Other comprehensive income (loss) - foreign currency translation	(316)	110

Comprehensive income	$1,143	$2,959

As of March 31, 2009 and December 31, 2008, accumulated other comprehensive loss was $2,945,000 and $2,629,000, respectively, and consisted of foreign currency translation adjustments.

(10)     Business Segments

As of March 31, 2009, the Company operated through four reportable business segments: (i) Manufacturing & Business Process Outsourcing (“BPO”), (ii) Process & Government, (iii) Energy and (iv) Sandy Training & Marketing. The Company is organized by operating group primarily based upon the markets served by each group and the services performed. Two of the Company’s reportable business segments, Manufacturing & BPO and Process & Government, represent an aggregation of certain operating groups in accordance with the aggregation criteria in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), while the Energy and Sandy groups each represent one operating segment as defined in SFAS No. 131.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(Unaudited)

Further information regarding our business segments is discussed below.

Manufacturing & BPO. The Manufacturing & BPO segment delivers training, curriculum design and development, staff augmentation, e-Learning services, system hosting, integration and help desk support, training business process outsourcing, and consulting and technical services primarily to large companies in the electronics and semiconductors, steel, healthcare, financial and other industries as well as to government agencies. The October 2007 acquisition of Via Training (“Via”) has expanded the Company’s delivery capabilities and diversified its core client base in the software, electronics and semiconductors and retail markets.  This segment’s ability to deliver a wide range of training services allows it to take over the entire learning function for the client, including their training personnel.

Process & Government. The Process & Government segment has over four decades of experience providing consulting, engineering, technical and training services, including emergency preparedness, safety and regulatory compliance, chemical demilitarization and environmental services primarily to federal and state government agencies, large government contractors, and petroleum and chemical refining companies. This segment also provides design and construction of alternative fuel stations, including liquefied natural gas (“LNG”) fueling and hydrogen stations.

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

Sandy Training and Marketing. Acquired in January 2007, Sandy is a provider of custom product sales training and has been a leader in serving manufacturing customers in the U.S. automotive industry for over 30 years. Sandy provides custom product sales training designed to better educate customer sales forces with respect to new product features and designs, in effect rapidly increasing the sales force knowledge base and enabling them to address detailed customer queries. Furthermore, Sandy provides customer relationship marketing (CRM) products including brand loyalty publications and other related products. Sandy develops personalized publications for automotive and non-automotive clients which establish a link between the manufacturer/dealer and each customer. In addition, Sandy produces brand specific portfolios that are installed in the gloveboxes of new cars and trucks at the time of vehicle assembly. This segment also provides technical training services to automotive customers.

The Company does not allocate the following corporate items to the segments: other income and interest expense; GP Strategies’ selling, general and administrative expense; and income tax expense.  Inter-segment revenue is eliminated in consolidation and is not significant.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2009

(Unaudited)

The following tables set forth the revenue and operating income of each of the Company’s operating segments and includes a reconciliation of segment revenue to consolidated revenue and operating income to consolidated income before income tax expense (in thousands):

	Three months ended
	March 31,
	2009	2008
Revenue:

Manufacturing & BPO	$21,947	$29,121
Process & Government	13,057	14,920
Energy	5,749	4,510
Sandy Training & Marketing	12,838	18,368
	$53,591	$66,919
Operating income:

Manufacturing & BPO	$828	$1,919
Process & Government	658	1,847
Energy	815	944
Sandy Training & Marketing	614	783
Corporate and other	(457)	(539)
	2,458	4,954

Interest expense	(55)	(237)
Other income	151	151

Income before income tax expense	$2,554	$4,868

(11)     Guarantees

Subsequent to the spin-off of National Patent Development Corporation (“NPDC”) in 2004, the Company continued to guarantee certain operating leases for the Connecticut and New Jersey warehouses of Five Star Products, Inc. (“Five Star”). The leases expire on March 31, 2010.  In connection with the spin-off of NPDC by the Company, NPDC agreed to assume the Company’s obligation under such guarantees, to use commercially reasonable efforts to cause the Company to be released from each such guaranty, and to hold the Company harmless from all claims, expenses and liabilities connected with the leases or NPDC’s breach of any agreements effecting the spin-off. In March 2009, the Company received confirmation from the landlord that it was released from the guarantee on the Connecticut warehouse lease. The Company has not received confirmation that it has been released from the guarantee of the New Jersey warehouse.  The annual rent obligation for the New Jersey warehouse is currently approximately $1,600,000. The Company does not expect to incur any material payments associated with this guarantee, and as such, no liability is reflected in the consolidated balance sheets.

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

As of March 31, 2009, we operated through four reportable business segments: (i) Manufacturing & BPO, (ii) Process & Government, (iii) Energy, and (iv) Sandy Training & Marketing. We are organized by operating group, primarily based upon the markets served by each group and the services performed. Each operating group consists of strategic business units (“SBUs”) and business units (“BUs”) which are focused on providing specific products and services to certain classes of customers or within targeted markets. Across operating groups, SBUs and BUs, we integrate similar service lines, technology, information, work products, client management and other resources. Communications and market research, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development. Two of our reportable business segments, Manufacturing & BPO and Process & Government, represent an aggregation of certain operating groups in accordance with the aggregation criteria in SFAS No. 131, while our Energy and Sandy groups each represent one operating segment pursuant to SFAS No. 131. We review our reportable business segments on a continual basis and could change our reportable business segments from time to time in the event of organizational changes.

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

Process & Government. Our Process & Government segment has over four decades of experience providing consulting, engineering, technical and training services, including emergency preparedness, safety and regulatory compliance, chemical demilitarization and environmental services primarily to federal and state government agencies, large government contractors, and petroleum and chemical refining companies. This segment also provides design and construction of alternative fuel stations, including LNG fueling and hydrogen stations.

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

Sandy Training & Marketing. Acquired in January 2007, Sandy is a provider of custom product sales training and has been a leader in serving manufacturing customers in the U.S. automotive industry for over 30 years. Sandy provides custom product sales training designed to better educate customer sales forces with respect to new product features and designs, in effect rapidly increasing the sales force knowledge base and enabling them to address detailed customer queries. Furthermore, Sandy provides customer relationship marketing (CRM) products including brand loyalty publications and other related products. Sandy develops personalized publications for automotive and non-automotive clients which establish a link between the manufacturer/dealer and each customer. In addition, Sandy produces brand specific portfolios that are installed in the gloveboxes of new cars and trucks at the time of vehicle assembly. This segment also provides technical training services to automotive customers.

Share Repurchase Program

Since January 2006, our Board of Directors has authorized a total of $23 million of repurchases of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors.  During the years ended December 31, 2008, 2007 and 2006, we repurchased approximately 1,091,000, 678,500 and 420,000 shares, respectively, of our common stock in the open market for a total cost of approximately $8.8 million, $6.5 million and $3.1 million, respectively. During the three months ended March 31, 2009, we repurchased approximately 296,320 shares of our common stock in the open market for a total cost of approximately $0.9 million. As of March 31, 2009, there was approximately $3.7 million available for future repurchases under the buyback program. There is no expiration date for the repurchase program.

Operating Highlights

Three Months ended March 31, 2009 compared to the Three Months ended March 31, 2008

For the three months ended March 31, 2009, we had income before income tax expense of $2.6 million compared to $4.9 million for the three months ended March 31, 2008.  The decrease was primarily due to a decrease in operating income of $2.5 million, the components of which are discussed below. Net income was $1.5 million, or $0.09 per diluted share, for the three months ended March 31, 2009, compared to net income of $2.8 million, or $0.17 per diluted share, for the three months ended March 31, 2008.

Revenue

	Three months ended
	March 31,
(Dollars in thousands)	2009	2008

Manufacturing & BPO	$21,947	$29,121
Process & Government	13,057	14,920
Energy	5,749	4,510
Sandy Training & Marketing	12,838	18,368
	$53,591	$66,919

Manufacturing & BPO revenue decreased $7.2 million or 24.6% during the first quarter of 2009 compared to the first quarter of 2008. The decrease in revenue is due to the following:

•                  $2.6 million net decrease in revenue from BPO customers primarily due to a slowdown in spending by several customers resulting in an overall decline in the number of courses run and some courses running below full capacity;

•                  $2.4 million decrease in U.S. dollar revenue recognized from our operations in the United Kingdom, which consists of a $1.5 million decrease in revenue due to the unfavorable effect of currency exchange rates and a net revenue decrease of $1.7 million primarily due to a decrease in volume with BPO customers, offset by an increase in revenue of $0.8 million due to expansion of government funded training programs in the UK;

•                  $1.2 million reduction in services for a pharmaceutical industry client; and

•                  $1.0 million reduction in process and maintenance reliability training services provided primarily to a steel industry client.

As noted above, the changes in foreign currency exchange rates negatively impacted our U.S. dollar revenue recognized during the first quarter of 2009 when compared with the first quarter of 2008, and we expect that the significant changes in rates which occurred primarily during the second half of 2008 could continue to negatively impact our 2009 quarterly revenue when compared to 2008. In addition, we anticipate that the slow down in customer spending in this segment which resulted in reduced revenue discussed above could continue to negatively impact our 2009 revenue in future quarters when compared to 2008 results. If we continue to experience declines in revenue and gross profit, we could incur goodwill and other intangible asset impairment charges in the future.

Process & Government revenue decreased $1.9 million or 12.5% during the first quarter of 2009 compared to the first quarter of 2008. The decrease in revenue is due to the following:

•                  $1.2 million reduction in process, maintenance and reliability training services provided primarily to a petrochemical industry client; and

•                  $1.4 million net decrease in revenue primarily related to certain homeland security / first responder training contracts and chemical demilitarization training services; offset by

•                  $0.7 million net increase relating to construction projects for liquefied natural gas (LNG) fueling station facilities related to recent new contract awards.

Energy group revenue increased $1.2 million or 27.5% during the first quarter of 2009 compared to the first quarter of 2008. The increase consisted of a $0.7 million revenue increase due to PCS being included for a full quarter in 2009 as the acquisition was completed on March 1, 2008, and a $0.5 million net increase primarily due to new workforce development training contracts for power generation customers and increased web-based training course sales.

Sandy Training & Marketing revenue decreased $5.5 million or 30.1% during the first quarter of 2009 compared to the first quarter of 2008 due to reduction in spending by automotive customers. The $5.5 million revenue decrease consisted of the following:

•                  $2.0 million net decrease in revenue from product sales trainer programs for various automotive customers primarily due to a reduction in the number of trainers required, and a reduction in related in-dealership training programs;

•                  $1.4 million net decrease in revenue related to new vehicle launch programs and related training services provided in 2008 which did not recur in 2009;

•                  $1.0 million decrease in publications revenue due to a reduction in the volume of publications (we experience quarterly fluctuations in revenue and income related to Sandy’s publications business, since revenue and cost on publication contracts are recognized in the period in which the publications ship, based on the output method of performance. Shipments occur at various times throughout the year and the volume of publications shipped could fluctuate from quarter to quarter. Publications revenue in the Sandy Training & Marketing segment totaled $3.0 million during the first quarter of 2009 compared to $4.0 million during the first quarter of 2008);

•                  $0.8 million decrease in glovebox portfolios sales due to decreased vehicle production volumes; and

•                  $0.3 million decrease in technical training services provided to automotive customers due to a reduction in plant spending.

As noted above, revenue in the Sandy segment declined during the first quarter of 2009 compared to the first quarter of 2008, primarily as a result of the weakened condition of the automotive industry and reduced spending by these customers. We expect this trend will continue to negatively impact our 2009 quarterly revenue when compared to 2008 results. As previously disclosed, we implemented a cost reduction strategy to align costs with anticipated reductions in revenue streams.

Gross Profit

	Three months ended March 31,
(Dollars in thousands)	2009		2008
		% Revenue		% Revenue
Manufacturing & BPO	$2,658	12.1%	$3,953	13.6%
Process & Government	1,749	13.4%	2,862	19.2%
Energy	1,309	22.8%	1,235	27.4%
Sandy Training & Marketing	1,773	13.8%	2,227	12.1%
	$7,489	14.0%	$10,277	15.4%

Manufacturing & BPO gross profit of $2.7 million or 12.1% of revenue for the first quarter of 2009 decreased by $1.3 million or 32.8% when compared to gross profit of $4.0 million or 13.6% of revenue for the first quarter of 2008. The decrease in gross profit dollars is primarily attributable to the revenue decreases discussed above. Gross profit as a percentage of revenue decreased in this segment during the first quarter of 2009 compared to the first quarter of 2008, primarily due to a reduction in services for a pharmaceutical industry client during 2009 which had higher margins in 2008, as well as an overall decline in the number of courses run and some courses running below full capacity for certain of our BPO clients.

Process & Government gross profit of $1.7 million or 13.4% of revenue for the first quarter of 2009 decreased by $1.1 million or 38.9% when compared to gross profit of $2.9 million or 19.2% of revenue for the first quarter of 2008. The decrease in gross profit is primarily due to a reduction in services provided to a petrochemical industry client during 2009 which had higher margins in 2008.

Energy group gross profit of $1.3 million or 22.8% of revenue for the first quarter of 2009 increased by $0.1 million or 6% when compared to gross profit of $1.2 million or 27.4% of revenue for the first quarter of 2008. The slight increase is due to the revenue increases discussed above, offset by a decrease in margin during the first quarter of 2009 compared to the first quarter of 2008 primarily due to the hiring of additional business development personnel in this segment’s workforce development training practice.

Sandy Training and Marketing gross profit of $1.8 million or 13.8% of revenue for the first quarter of 2009 decreased by $0.5 million or 20.4% when compared to gross profit of $2.2 million or 12.1% of revenue for the first quarter of 2008. The decrease in gross profit dollars is primarily due to the revenue decreases discussed above. Gross profit as a percentage of revenue increased in this segment during the first quarter of 2009 compared to the first quarter of 2008, primarily due to a reduction in personnel in connection with cost reduction initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $0.3 million or 5.5% from $5.3 million for the first quarter of 2008 to $5.0 million for the first quarter of 2009.  The decrease is primarily due to decreases in various corporate expenses due to reduced overall spending in the first quarter of 2009 compared to the first quarter of 2008.

Interest Expense

Interest expense decreased from $0.2 million for the first quarter of 2008 to $0.1 million for the first quarter of 2009.  The decrease is primarily due to a decrease in interest expense related to long-term debt obligations which were repaid in the second and third quarters of 2008.

Other Income

Other income was $0.2 million for both the first quarters of 2009 and 2008 and primarily consisted of income from a joint venture and interest income.

Income Tax Expense

Income tax expense was $1.1 million for the first quarter of 2009 compared to $2.0 million for the first quarter of 2008. The decrease is due to a decrease in income before income tax expense for the first quarter of 2009 compared to the first quarter of 2008.  The effective income tax rate was 42.9% and 41.5% for the three months ended March 31, 2009 and 2008, respectively. The increase in the effective income tax rate is primarily due to the decrease in income before income taxes and an increase in foreign taxes in the first quarter of 2009 compared to the first quarter of 2008. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the federal and state statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Liquidity and Capital Resources

Working Capital

For the quarter ended March 31, 2009, our working capital increased $1.1 million from $22.8 million at December 31, 2008 to $24.0 million at March 31, 2009. We believe that cash generated from operations and borrowings available under the General Physics Credit Agreement ($23.0 million of available borrowings as of March 31, 2009), will be sufficient to fund our working capital and other requirements for at least the next twelve months.

As of March 31, 2009 and December 31, 2008, we had $2.5 million of accrued contingent consideration with respect to the Sandy acquisition based on the revenue targets achieved for the twelve month period ended January 31, 2009. On April 1, 2009, we paid the seller $2.5 million of contingent consideration.  There are no further contingent consideration payments relating to the Sandy acquisition.

In connection with the acquisition of Performance Consulting Services, Inc. (“PCS”) on March 1, 2008, a portion of the purchase price consists of $1.0 million of guaranteed future payments to be paid in two equal installments on January 31, 2009 and January 31, 2010. We paid the first installment of $0.5 million on January 31, 2009. In addition, as of March 31, 2009, we accrued $0.3 million of contingent consideration with respect to the first twelve-month period following the completion of the acquisition of PCS based on the revenue targets achieved for the twelve months ended February 28, 2009. The accrued contingent consideration of $0.3 million was applied to goodwill as of March 31, 2009 and was paid in April 2009.

In addition to the payments discussed above, we may be required to pay the following additional contingent consideration in connection with the acquisitions we completed during 2007 and 2008:

•                  up to $1.7 million to the seller of Via, contingent upon Via achieving certain earnings targets during the twelve-month period ending September 30, 2009, which would be payable in the fourth quarter of 2009;

•                  up to $1.3 million to the sellers of PCS, contingent upon the achievement of certain revenue targets during the twelve-month period ending February 28, 2010, which would be payable in the second quarter of 2010; and

•                  up to $1.6 million of total contingent consideration payable to the sellers of two businesses acquired in the UK during the fourth quarter of 2008, which would be payable as follows: up to $0.3 million in 2009, $0.4 million in 2010, $0.5 million in 2011 and $0.4 million in 2012.

Significant Customers & Concentration of Credit Risk

We have a concentration of revenue from General Motors Corporation and its affiliates (“General Motors”) as well as a market concentration in the automotive sector. For the three months ended March 31, 2009 and 2008, revenue from General Motors accounted for approximately 20% and 22%, respectively, of our consolidated revenue, and revenue from the automotive industry accounted for approximately 25% and 29%, respectively, of our consolidated revenue. As of March 31, 2009, accounts receivable from General Motors totaled $11.1 million. As of April 30, 2009, approximately $5.4 million of the accounts receivable balance had been collected and $5.6 million remained outstanding. As previously disclosed in more detail in Item 1A, Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2008, General Motors’ has reported a variety of challenges it is facing, including severe liquidity issues. In the event General Motors files for bankruptcy protection or otherwise defaults on amounts due to us, the outstanding accounts receivable may not be realizable and could result in substantial write-offs and adversely impact our liquidity. No material reserves against possible uncollectible accounts receivable from General Motors have been provided as General Motors has consistently made all scheduled payments to date. No other customer accounted for more than 10% of our revenue in the first quarter of 2009 or accounts receivable as of March 31, 2009.

We also have a concentration of revenue from the United States government. For the three months ended March 31, 2009 and 2008, sales to the United States government and its agencies represented approximately 21% and 18%, respectively, of our consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by us as separate customers.

Cash Flows

Three months ended March 31, 2009 compared to the Three Months ended March 31, 2008

The Company’s cash balance increased $1.0 million from $4.0 million as of December 31, 2008 to $5.0 million as of March 31, 2009. The increase in cash and cash equivalents during the first quarter of 2009 resulted from cash provided by operating activities of $6.7 million, cash used in investing activities of $0.7 million, cash used in financing activities of $4.8 million and a $0.1 million negative effect due to exchange rate changes on cash and cash equivalents.

Cash provided by operating activities was $6.7 million for the first quarter of 2009 compared to $4.2 million for the first quarter of 2008.  The increase in cash provided by operating activities compared to the prior year is primarily due to favorable changes in operating assets and liabilities during the first quarter of 2009 compared to the first quarter of 2008, offset by a decrease in net income and non-cash add-backs to net income compared to the prior year period.

Cash used in investing activities was $0.7 million for the first quarter of 2009 compared to $4.1 million for the first quarter of 2008.  The decrease in cash used in investing activities is primarily due to a decrease in cash used for acquisitions during the first quarter of 2009 compared to the first quarter of 2008. We used $0.5 million of cash in the first quarter of 2009 for a deferred acquisition payment to the sellers of PCS, compared to $3.7 million of cash in the first quarter of 2008 for acquisitions, which included $1.2 million for the PCS acquisition and $2.5 million of contingent consideration paid for the Sandy acquisition. As of March 31, 2009, we had $2.5 million of accrued contingent consideration with respect to the Sandy acquisition which was paid on April 1, 2009.

Cash used in financing activities was $4.8 million for the first quarter of 2009 compared to $0.3 million for the first quarter of 2008.  The increase in cash used in financing activities is primarily due to the repayment of short-term borrowings of $3.2 million during the first quarter of 2009 compared to proceeds from short-term borrowings of $1.8 million in the first quarter of 2008.  This was offset by a decrease of $0.5 million in cash used for repurchases of our common stock in the open market during the first quarter of 2009 compared to the first quarter of 2008.

Short-term Borrowings

General Physics has a $35 million Credit Agreement with a bank that expires on October 31, 2010, with annual renewal options, and is secured by certain assets of General Physics.  The maximum interest rate on borrowings under the Credit Agreement is at the daily LIBOR Market Index Rate plus 2.25%. Based upon the financial performance of General Physics, the interest rate can be reduced. As of March 31, 2009, the rate was LIBOR plus 1.25%.  The Credit Agreement contains covenants with respect to General Physics’ minimum tangible net worth, total liabilities ratio, leverage ratio, interest coverage ratio and its ability to make capital expenditures. General Physics was in compliance with all loan covenants under the amended Credit Agreement as of March 31, 2009. The Credit Agreement also contains certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends. The Credit Agreement permits General Physics to provide GP

Strategies up to $10 million of cash to repurchase shares of its outstanding common stock in the open market beginning on August 14, 2008. General Physics is otherwise currently restricted from paying dividends or management fees to GP Strategies in excess of $1 million in any year and the funding of stock repurchases discussed above. As of March 31, 2009, there were no borrowings outstanding and $23.0 million of available borrowings under the Credit Agreement, based upon 80% of eligible accounts receivable and 80% of eligible unbilled receivables.

Off-Balance Sheet Commitments

Subsequent to the spin-off of National Patent Development Corporation (“NPDC”) in 2004, we continued to guarantee certain operating leases for the Connecticut and New Jersey warehouses of Five Star Products, Inc. (“Five Star”). The leases expire on March 31, 2010.  In connection with our spin-off of NPDC, NPDC agreed to assume our obligation under such guarantees, to use commercially reasonable efforts to cause us to be released from each such guaranty, and to hold us harmless from all claims, expenses and liabilities connected with the leases or NPDC’s breach of any agreements effecting the spin-off. In March 2009, we received confirmation from the landlord that we were released from the guarantee on the Connecticut warehouse lease. We have not received confirmation that we have been released from the guarantee of the New Jersey warehouse.  The annual rent obligation for the New Jersey warehouse is currently approximately $1.6 million. We do not expect to incur any material payments associated with these guarantees, and as such, no liability is reflected in the consolidated balance sheets.

Accounting Standards Adopted

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Private Securities

Litigation Reform Act of 1995 provides a “safe harbor” for forward looking statements.  Forward—looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results.  We use words such as “expects,” “intends,” “believes,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “plans” and similar expressions to indicate forward-looking statements, but their absence does not mean a statement is not forward-looking. Because these forward-looking statements are based upon management’s expectations and assumptions and are subject to risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, those factors set forth Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and those other risks and uncertainties detailed in our periodic reports and registration statements filed with the Securities and Exchange Commission.  We caution that these risk factors may not be exhaustive.  We operate in a continually changing business environment, and new risk factors emerge from time to time.  We cannot predict these new risk factors, nor can we assess the effect, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ from those expressed or implied by these forward-looking statements.

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

Item 3.           Quantitative and Qualitative Disclosure About Market Risk

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

Internal Control Over Financial Reporting

During the quarter ended March 31, 2009, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d—15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s share repurchase activity for the three months ended March 31, 2009:

Issuer Purchases of Equity Securities
				Total number		Approximate
				of shares		dollar value of
	Total number		Average	purchased as		shares that may yet
	of shares		price paid	part of publicly		be purchased under
Month	purchased		per share	announced program		the program
January 1-31, 2009	—		—	—		—
February 1-28, 2009	—		—	—		—
March 1-31, 2009	303,919	(1)	$2.92	296,320	(2)	$3,676,000

(1)      Includes 7,599 shares surrendered by employees to satisfy tax withholding obligations on restricted stock units which vested during the first quarter of 2009.

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

31.1

Certification of Chief Executive Officer of the Company dated May 7, 2009 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of Executive Vice President and Chief Financial Officer of the Company dated May 7, 2009 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification of Chief Executive Officer and Chief Financial Officer of the Company dated May 7, 2009 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GP STRATEGIES CORPORATION

May 7, 2009	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

/s/ Sharon Esposito-Mayer
Sharon Esposito-Mayer
Executive Vice President and Chief Financial Officer