Form 10-Q
period 2009-06-30
GP STRATEGIES CORP
filed 2009-08-07
CIK 70415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock as of July 31, 2009:

Class	Outstanding
Common Stock, par value $.01 per share	15,775,683 shares

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Part I. Financial Information

Item 1.            Financial Statements

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,380	$3,961
Accounts and other receivables, less allowance for doubtful accounts of $747 in 2009 and $938 in 2008	40,896	42,471
Inventories, net	548	537
Costs and estimated earnings in excess of billings on uncompleted contracts	7,832	8,036
Prepaid expenses and other current assets	7,798	7,277
Total current assets	61,454	62,282
Property, plant and equipment	10,678	9,856
Accumulated depreciation	(7,878)	(6,886)
Property, plant and equipment, net	2,800	2,970
Goodwill	51,277	60,273
Intangible assets, net	5,933	6,740
Other assets	4,781	3,575
	$126,245	$135,840
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$3,042	$3,234
Accounts payable and accrued expenses	21,060	25,977
Billings in excess of costs and estimated earnings on uncompleted contracts	10,927	10,222
Total current liabilities	35,029	39,433
Other noncurrent liabilities	3,198	3,601
Total liabilities	38,227	43,034

Stockholders’ equity:
Common stock, par value $0.01 per share	178	178
Additional paid-in capital	158,319	158,462
Accumulated deficit	(53,295)	(48,135)
Treasury stock at cost	(15,509)	(15,070)
Accumulated other comprehensive loss	(1,675)	(2,629)
Total stockholders’ equity	88,018	92,806
	$126,245	$135,840

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenue	$53,757	$72,026	$107,348	$138,945
Cost of revenue	45,022	61,204	91,124	117,846
Gross profit	8,735	10,822	16,224	21,099
Selling, general and administrative expenses	5,012	5,737	10,043	11,060
Goodwill and intangible asset impairment loss	10,163	—	10,163	—
Operating income (loss)	(6,440)	5,085	(3,982)	10,039
Interest expense	50	246	105	483
Other income	61	252	212	403
Income (loss) before income tax expense	(6,429)	5,091	(3,875)	9,959
Income tax expense	190	2,108	1,285	4,127
Net income (loss)	$(6,619)	$2,983	$(5,160)	$5,832

Basic weighted average shares outstanding	15,781	16,606	15,918	16,664
Diluted weighted average shares outstanding	15,816	16,766	15,944	16,843

Per common share data:
Basic earnings (loss) per share	$(0.42)	$0.18	$(0.32)	$0.35
Diluted earnings (loss) per share	$(0.42)	$0.18	$(0.32)	$0.35

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Six months ended June 30, 2009 and 2008

(Unaudited, in thousands)

	2009	2008
Cash flows from operating activities:
Net income (loss)	$(5,160)	$5,832
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill and intangible asset impairment loss	10,163	—
Depreciation and amortization	1,562	1,832
Deferred income taxes	(945)	2,887
Non-cash compensation expense	898	1,341
Gain on early extinguishment of debt	—	(125)
Changes in other operating items:
Accounts and other receivables	1,575	(6,499)
Inventories	(11)	(196)
Costs and estimated earnings in excess of billings on uncompleted contracts	204	3,213
Prepaid expenses and other current assets	(1,292)	(1,490)
Accounts payable and accrued expenses	(3,081)	2,880
Billings in excess of costs and estimated earnings on uncompleted contracts	705	(1,612)
Other	223	169
Net cash provided by operating activities	4,841	8,232

Cash flows from investing activities:
Additions to property, plant and equipment	(356)	(1,751)
Acquisitions, net of cash acquired	—	(1,090)
Deferred acquisition costs	(3,305)	(2,500)
Net cash used in investing activities	(3,661)	(5,341)

Cash flows from financing activities:
Net proceeds from (repayment of) short-term borrowings	(192)	4,654
Repayment of long-term debt	—	(5,126)
Change in negative cash book balances	714	1,312
Repurchases of common stock in the open market	(1,338)	(3,317)
Other	(172)	(68)
Net cash used in financing activities	(988)	(2,545)

Effect of exchange rate changes on cash and cash equivalents	227	15
Net increase in cash and cash equivalents	419	361
Cash and cash equivalents at beginning of period	3,961	3,868
Cash and cash equivalents at end of period	$4,380	$4,229

Non-cash financing and investing activities:
Reduction in carrying value of Gabelli Notes upon exercise of warrants	$—	$577
Accrued contingent consideration	—	165

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2009

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

The accompanying condensed consolidated balance sheet as of June 30, 2009, the condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2008 have not been audited, but have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008, as presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2009 interim period are not necessarily indicative of results to be expected for the entire year.  In connection with the preparation of the condensed consolidated financial statements, the Company has evaluated all subsequent events through August 7, 2009, the date on which the financial statements were issued.

Certain amounts in 2008 have been reclassified to conform with the presentation for 2009. Effective January 1, 2009, the Company changed the classification of certain information technology (IT) infrastructure costs on the consolidated statement of operations from cost of revenue to selling, general and administrative expenses. IT infrastructure expenses include those costs required to support the information technology needs of the Company, including data services, such as communication and connectivity related expenses,  depreciation of equipment, servers, routers and software, and other information technology costs. While these costs support the Company’s operations, the Company changed the classification because these expenses are not directly related to revenue generating activities and are more closely aligned with selling, general and administrative expenses.  The statements of operations for the three and six months ended June 30, 2008 have been reclassified to conform with the presentation for 2009. The reclassification resulted in a decrease of $490,000 and $1,010,000 in cost of revenue and a corresponding increase in selling, general and administrative expenses for the three and six months ended June 30, 2008, respectively.

The condensed consolidated financial statements include the operations of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

(2)           Significant Customers & Concentration of Credit Risk

The Company has a concentration of revenue from General Motors Corporation and its affiliates (“General Motors”) as well as a market concentration in the automotive sector. For the six months ended June 30, 2009 and 2008, revenue from General Motors accounted for approximately 18% and 21%, respectively, of the Company’s consolidated revenue, and revenue from the automotive industry accounted for approximately 23% and 29%, respectively, of the Company’s consolidated revenue. As of June 30, 2009, accounts receivable from General Motors totaled $11,121,000. As of August 3, 2009, approximately $8,816,000 of the June 30, 2009 accounts receivable balance had been collected and $2,305,000 remained outstanding. On June 1, 2009, General Motors filed a voluntary petition under Chapter 11 of the US Bankruptcy Code. Subsequent to filing that petition, General Motors sold a portion of its business to Vehicle Acquisition Holdings LLC (“New GM”) as part of its reorganization plan.  In connection with that

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2009

(Unaudited)

sale, substantially all of the Company’s executory contracts with General Motors were assigned to and assumed by New GM, and substantially all of the Company’s pre-petition accounts receivable have been paid. No material reserves against possible uncollectible accounts receivable from General Motors have been provided as General Motors has consistently made scheduled payments to date and substantially all accounts receivable outstanding on June 1, 2009, when General Motors filed bankruptcy, have been paid. No other customer accounted for more than 10% of the Company’s revenue during the six months ended June 30, 2009 or accounts receivable as of June 30, 2009.

The Company also has a concentration of revenue from the United States government. For the six months ended June 30, 2009 and 2008, sales to the United States government and its agencies represented approximately 22% and 17%, respectively, of the Company’s consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by the Company as separate customers.

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

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(In thousands)
Non-dilutive instruments	895	1,244	1,097	1,340

Dilutive common stock equivalents	35	160	26	179

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2009

(Unaudited)

(4)                                 Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable business segment for the six months ended June 30, 2009 were as follows (in thousands):

	Manufacturing & BPO	Process & Government	Energy	Sandy	Total
Balance at Dec. 31, 2008	$37,791	$14,612	$7,870	$—	$60,273
Contingent consideration	—	—	305	—	305
Goodwill impairment loss	(9,909)		—	—	(9,909)
Foreign currency translation	608	—	—	—	608
Balance at June 30, 2009	$28,490	$14,612	$8,175	$—	$51,277

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company reviews its goodwill for impairment annually as of December 31 and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). The provisions of SFAS No. 142 require that the Company perform a two-step impairment test on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. A reporting unit is an operating segment, or one level below an operating segment, as defined in SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”).  The Company determines the fair value of its reporting units based on an income approach, whereby it calculates the fair value of each reporting unit based on the present value of estimated future cash flows, which are prepared by evaluating historical trends, current budgets, operating plans and industry data. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit’s assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value allocated to goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded.

Based upon indicators of impairment in the second quarter of 2009, which included significantly lower than projected revenue and profit and a revised lower outlook for a longer period of time for certain of its reporting units, the Company performed an interim impairment test on its Manufacturing and Process & Aerospace reporting units as of June 30, 2009. The Manufacturing reporting unit’s revenue and profit projections were significantly lowered as a result of the impact of the economic recession and the corresponding reduction in spending by several customers. The Process & Aerospace reporting unit’s profit projections were decreased due to a lower profit margin as a percentage of revenue experienced by this reporting unit, despite revenue being in line with projections, and a change in projected future profit margin which is lower than previously assumed. The Company determined that the fair value of its Manufacturing reporting unit was below its carrying value and recognized a goodwill impairment loss of $9,909,000 in the second quarter of 2009 related to this reporting unit.  The Company determined that the fair value of its Process & Aerospace reporting unit was above its carrying value and no impairment was indicated as of June 30, 2009.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2009

(Unaudited)

On April 1, 2009, the Company paid $2,500,000 of contingent consideration relating to the 2007 acquisition of Sandy Corporation with respect to the second twelve-month period following the completion of the acquisition based on the revenue targets achieved for that period. The contingent consideration had been accrued as of December 31, 2008 and applied to goodwill at that time. There are no further contingent consideration payments relating to the Sandy acquisition.

As of March 31, 2009, the Company accrued $305,000 of contingent consideration with respect to the first twelve-month period following the completion of the acquisition of Performance Consulting Services, Inc. (“PCS”) based on the revenue targets achieved for the twelve months ended February 28, 2009. The accrued contingent consideration of $305,000 was paid in April 2009.

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

	June 30, 2009		December 31, 2008
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Customer relationships	$6,676	$(1,801)	$6,607	$(1,360)
Contract backlog	1,305	(1,305)	1,305	(1,305)
Non-compete agreements	250	(250)	1,340	(1,049)
Software and other	1,424	(366)	1,403	(201)
	$9,655	$(3,722)	$10,655	$(3,915)

During the second quarter of 2009 and in connection with the goodwill impairment loss discussed above, the Company recorded an intangible asset impairment loss of $254,000 relating to a non-compete agreement that was no longer deemed to have value as of June 30, 2009.

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

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Non-qualified stock options	$119	$119	$236	$237
Restricted stock units	192	110	382	176
Board of Directors stock grants	47	38	81	75
Total stock-based compensation	$358	$267	$699	$488

Pursuant to the Company’s 1973 Non-Qualified Stock Option Plan, as amended (the “Non-Qualified Plan”), and 2003 Incentive Stock Plan (the “2003 Plan”), the Company may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2009

(Unaudited)

and other incentives payable in cash and/or in shares of the Company’s common stock to officers, employees or members of the Board of Directors. As of June 30, 2009, the Company had non-qualified stock options and restricted stock units outstanding under these plans as discussed below.

Non-Qualified Stock Options

Summarized information for the Company’s non-qualified stock options is as follows:

Stock Options	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2008	954,554	$10.26
Granted	—	—
Exercised	(240)	3.47
Forfeited	(400)	9.66
Expired	(4,440)	3.75
Outstanding at June 30, 2009	949,474	$10.29	3.74	$202,000
Stock options expected to vest	861,684	$10.21	3.93	$202,000
Exercisable at June 30, 2009	315,551	$8.73	3.25	$202,000

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

	Six months ended June 30, 2009	Weighted average grant date fair value
	(In shares)	(In dollars)
Outstanding and unvested, beginning of period	438,452	$6.65
Granted	1,500	2.75
Vested	(46,167)	8.23
Forfeited	(4,095)	7.05
Outstanding and unvested, end of period	389,690	$6.44
Restricted stock units expected to vest	334,736	$6.52

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2009

(Unaudited)

(6)                                 Short-Term Borrowings

General Physics has a $35 million Financing and Security Agreement (the “Credit Agreement”) with a bank that expires on October 31, 2010 with annual renewal options. The Credit Agreement is secured by certain assets of General Physics and provides for an unsecured guaranty from the Company. The maximum interest rate on the Credit Agreement is the daily LIBOR market index rate plus 2.25%. Based upon the financial performance of General Physics, the interest rate can be reduced. For the three months ended June 30, 2009, the rate was LIBOR plus 1.25%, which resulted in a rate of 1.56% as of June 30, 2009. The Credit Agreement contains covenants with respect to General Physics’ minimum tangible net worth, total liabilities ratio, leverage ratio, interest coverage ratio and its ability to make capital expenditures. General Physics was in compliance with all loan covenants under the amended Credit Agreement as of June 30, 2009. The Credit Agreement also contains certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends. The Credit Agreement permits General Physics to provide the Company up to $10,000,000 of cash to repurchase shares of its outstanding common stock in the open market beginning on August 14, 2008. General Physics is otherwise currently restricted from paying dividends or management fees to the Company in excess of $1,000,000 in any year.

As of June 30, 2009, there were $3,042,000 of borrowings outstanding and $21,003,000 of available borrowings under the Credit Agreement, based upon 80% of eligible accounts receivable and 80% of eligible unbilled receivables.  As of December 31, 2008, there were $3,234,000 of borrowings outstanding under the Credit Agreement.

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

As of June 30, 2009, the Company had $2,218,000 of unrecognized tax benefits, all of which would impact the effective tax rate if recognized. The Company has not increased or decreased the amount of unrecognized tax benefits reflected in its condensed consolidated balance sheet since the adoption of FIN No. 48 on January 1, 2007, and does not expect any material changes to its uncertain tax positions in the next twelve months. As of June 30, 2009, the Company had $27,000 of accrued interest related to these tax positions. Prior to January 2009, the Company did not recognize interest expense due to the existence of net operating loss carryforwards in the years in which the related tax positions were taken. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examination by tax authorities for years prior to 2003.

In connection with the $10,163,000 goodwill and intangible asset impairment loss incurred during the second quarter of 2009, the Company recognized a $1,517,000 income tax benefit for the tax deductible portion of goodwill which was written off.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2009

(Unaudited)

(8)                                 Stockholders’ Equity

Changes in stockholders’ equity during the six months ended June 30, 2009 were as follows (in thousands):

	Common stock	Additional paid-in capital	Accumulated deficit	Treasury stock at cost	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2008	$178	$158,462	$(48,135)	$(15,070)	$(2,629)	$92,806
Net income	—	—	(5,160)	—	—	(5,160)
Other comprehensive income	—	—	—	—	954	954
Repurchases of common stock	—	—	—	(1,338)	—	(1,338)
Stock-based compensation	—	558	—	141	—	699
Other	—	(701)	—	758	—	57
Balance at June 30, 2009	$178	$158,319	$(53,295)	$(15,509)	$(1,675)	$88,018

(9)                                 Comprehensive Income (Loss)

The following are the components of comprehensive income (loss) (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income (loss)	$(6,619)	$2,983	$(5,160)	$5,832
Other comprehensive income	1,270	69	954	179
Comprehensive income (loss)	$(5,349)	$3,052	$(4,206)	$6,011

As of June 30, 2009 and December 31, 2008, accumulated other comprehensive loss was $1,675,000 and $2,629,000, respectively, and consisted of foreign currency translation adjustments.

(10)                          Business Segments

As of June 30, 2009, the Company operated through four reportable business segments: (i) Manufacturing & Business Process Outsourcing (“BPO”), (ii) Process & Government, (iii) Energy and (iv) Sandy Training & Marketing (“Sandy”). The Company is organized by operating group primarily based upon the markets served by each group and the services performed. Two of the Company’s reportable business segments, Manufacturing & BPO and Process & Government, represent an aggregation of certain operating groups in accordance with the aggregation criteria in SFAS No. 131, while the Energy and Sandy groups each represent one operating segment as defined in SFAS No. 131.

Further information regarding our business segments is discussed below.

Manufacturing & BPO. The Manufacturing & BPO segment delivers training, curriculum design and development, staff augmentation, e-Learning services, system hosting, integration and help desk support, training business process outsourcing, and consulting and technical services primarily to large companies in the electronics and semiconductors, steel, healthcare, financial and other industries as well as to government agencies. The October 2007 acquisition of Via Training, LLC (“Via”) has expanded the

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2009

(Unaudited)

Company’s delivery capabilities and diversified its core client base in the software, electronics and semiconductors and retail markets.  This segment’s ability to deliver a wide range of training services allows it to take over the entire learning function for the client, including their training personnel.

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

Energy. The Energy segment provides engineering services, products and training primarily to electric power utilities. The Company’s proprietary EtaPROTM Performance Monitoring and Optimization System provides a suite of performance solutions for power generation plants and is installed at over 600 power generating units in over 25 countries. In addition, this segment provides web-based training through its GPiLearnTM portal to over 25,000 power plant personnel in the U.S. and in over 30 countries. The March 2008 acquisition of PCS expanded the Company’s service offering to clients in the power generation industry.

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

June 30, 2009

(Unaudited)

The following tables set forth the revenue and operating income of each of the Company’s operating segments and includes a reconciliation of segment revenue to consolidated revenue and operating income to consolidated income before income tax expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenue:
Manufacturing & BPO	$21,930	$32,373	$43,877	$61,494
Process & Government	14,909	13,661	27,966	28,581
Energy	5,800	5,425	11,549	9,935
Sandy Training & Marketing	11,118	20,567	23,956	38,935
	$53,757	$72,026	$107,348	$138,945
Operating income:
Manufacturing & BPO *	$(8,637)	$2,610	$(7,809)	$4,529
Process & Government	1,055	1,382	1,713	3,229
Energy	1,178	1,028	1,993	1,972
Sandy Training & Marketing	372	957	986	1,740
Corporate and other	(408)	(892)	(865)	(1,431)
	(6,440)	5,085	(3,982)	10,039

Interest expense	(50)	(246)	(105)	(483)
Other income	61	252	212	403
Income before income tax expense	$(6,429)	$5,091	$(3,875)	$9,959

*                 The operating loss for the Manufacturing & BPO segment includes a $10,163,000 goodwill and intangible asset impairment loss for the three and six months ended June 30, 2009.

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

As of June 30, 2009, we operated through four reportable business segments: (i) Manufacturing & Business Process Outsourcing (“BPO”), (ii) Process & Government, (iii) Energy, and (iv) Sandy Training & Marketing (“Sandy”). We are organized by operating group, primarily based upon the markets served by each group and the services performed. Each operating group consists of strategic business units (“SBUs”) and business units (“BUs”) which are focused on providing specific products and services to certain classes of customers or within targeted markets. Across operating groups, SBUs and BUs, we integrate similar service lines, technology, information, work products, client management and other resources. Communications and market research, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development. Two of our reportable business segments, Manufacturing & BPO and Process & Government, represent an aggregation of certain operating groups in accordance with the aggregation criteria in SFAS No. 131, while our Energy and Sandy groups each represent one operating segment pursuant to SFAS No. 131. We review our reportable business segments on a continual basis and could change our reportable business segments from time to time in the event of organizational changes.

Further information regarding each business segment is discussed below.

Manufacturing & BPO. Our Manufacturing & BPO segment delivers training, curriculum design and development, staff augmentation, e-Learning services, system hosting, integration and help desk support, training business process outsourcing, and consulting and technical services primarily to large companies in the electronics and semiconductors, steel, healthcare, financial and other industries as well as to government agencies. Our October 2007 acquisition of Via Training, LLC (“Via”) has expanded our delivery capabilities and diversified our core client base in the software, electronics and semiconductors and retail markets.  Our ability to deliver a wide range of training services allows us to take over the entire learning function for the client, including their training personnel.

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

Share Repurchase Program

Since January 2006, our Board of Directors has authorized a total of $23 million of repurchases of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors.  During the years ended December 31, 2008, 2007 and 2006, we repurchased approximately 1,091,000, 678,500 and 420,000 shares, respectively, of our common stock in the open market for a total cost of approximately $8.8 million, $6.5 million and $3.1 million, respectively. During the three and six months ended June 30, 2009, we repurchased approximately 109,000 and 405,000 shares, respectively, of our common stock in the open market for a total cost of approximately $0.5 million and $1.3 million, respectively. As of June 30, 2009, there was approximately $3.2 million available for future repurchases under the buyback program. There is no expiration date for the repurchase program.

Operating Highlights

Three Months ended June 30, 2009 Compared to the Three Months ended June 30, 2008

For the three months ended June 30, 2009, we had a loss before income tax expense of $6.4 million compared to income before income tax expense of $5.1 million for the three months ended June 30, 2008.  The decrease was primarily due to a goodwill and intangible asset impairment loss of $10.2 million recognized during the second quarter of 2009 and a decrease in operating income of $1.4 million, the components of which are discussed below. Net loss was $6.6 million, or $(0.42) per diluted share, for the three months ended June 30, 2009, compared to net income of $3.0 million, or $0.18 per diluted share, for the three months ended June 30, 2008.

Revenue

	Three months ended June 30,
(Dollars in thousands)	2009	2008

Manufacturing & BPO	$21,930	$32,373
Process & Government	14,909	13,661
Energy	5,800	5,425
Sandy Training & Marketing	11,118	20,567
	$53,757	$72,026

Manufacturing & BPO revenue decreased $10.4 million or 32.3% during the second quarter of 2009 compared to the second quarter of 2008. The decrease in revenue is due to the following:

•                  $4.4 million net decrease in revenue from BPO customers primarily due to a slowdown in spending by several customers resulting in an overall decline in the number of training courses run and some training courses running below full capacity;

•                  $2.6 million decrease in U.S. dollar revenue recognized from our operations in the United Kingdom, which consists of a $1.3 million decrease in revenue due to the unfavorable effect of currency exchange rates and a net revenue decrease of $1.9 million primarily due to a decrease in volume with training outsourcing customers, offset by an increase in revenue of $0.6 million due to expansion of government funded training programs in the UK;

•                  $1.4 million reduction in process and maintenance reliability training services provided primarily to steel industry clients;

•                  $0.9 million reduction in services for a pharmaceutical industry client; and

•                  $1.1 million of other net decreases primarily due to a reduction in technical training services provided to various clients.

As noted above, the changes in foreign currency exchange rates negatively impacted our U.S. dollar revenue recognized during the second quarter of 2009 when compared with the second quarter of 2008, and we expect that the significant changes in rates which occurred primarily during the second half of 2008 could continue to negatively impact our 2009 quarterly revenue when compared to 2008. In addition, we anticipate that the slowdown in customer spending in this segment which resulted in reduced revenue discussed above will continue to negatively impact our 2009 revenue in future quarters when compared to 2008 results. We incurred a goodwill and intangible asset impairment loss of $10.2 million during the second quarter of 2009 in our Manufacturing & BPO segment. See the Critical Accounting Policies and Estimates section below for further discussion regarding the factors leading to the impairment loss and the valuation methodologies and assumptions used in the goodwill impairment test. If we continue to experience declines in revenue and gross profit, we could incur further goodwill and other intangible asset impairment charges in the future.

Process & Government revenue increased $1.2 million or 9.1% during the second quarter of 2009 compared to the second quarter of 2008. The increase in revenue is primarily due to a $2.4 million increase relating to construction projects for liquefied natural gas (LNG) fueling station facilities related to recent new contract awards.  This increase in revenue was offset by a $0.6 million reduction in process, maintenance and reliability training services provided primarily to a petrochemical industry client and a $0.6 million net decrease in revenue primarily due to a reduced volume of chemical demilitarization training services.

Energy group revenue increased $0.4 million or 6.9% during the second quarter of 2009 compared to the second quarter of 2008. The increase is primarily due to new EtaPROTM software sales during the second quarter of 2009.

Sandy Training & Marketing revenue decreased $9.4 million or 45.9% during the second quarter of 2009 compared to the second quarter of 2008 due to a reduction in spending by automotive customers. The $9.4 million revenue decrease consisted of the following:

•                  $3.3 million net decrease in revenue from product sales and other training programs for various automotive customers primarily due to a reduction in the number of trainers required, and a reduction in related in-dealership training programs;

•                  $2.2 million net decrease in revenue related to new vehicle launch programs and related training services provided in 2008 which did not recur in 2009;

•                  $2.7 million decrease in publications revenue primarily due to a delay in the shipment of a publication until third quarter of 2009 compared to the similar 2008 publication being shipped during the second quarter of 2008, as well as a reduction in the volume of other publications (we experience quarterly fluctuations in revenue and income related to Sandy’s publications business, since revenue and cost on publication contracts are recognized in the period in which the publications ship, based on the output method of performance. Shipments occur at various times throughout the year and the volume of publications shipped could fluctuate from quarter to quarter. Publications revenue in the Sandy Training & Marketing segment totaled $0.9 million during the second quarter of 2009 compared to $3.6 million during the second quarter of 2008);

•                  $0.6 million decrease in glovebox portfolios sales due to lower vehicle production volumes; and

•                  $0.6 million decrease in technical training services provided to automotive customers due to a reduction in plant spending.

As noted above, revenue in the Sandy segment declined during the second quarter of 2009 compared to the second quarter of 2008, primarily as a result of the weakened condition of the automotive industry and reduced spending by these customers. We expect this trend will continue to negatively impact our 2009 quarterly revenue when compared to 2008 results.

Gross Profit

	Three months ended June 30,
	2009		2008
(Dollars in thousands)		% Revenue		% Revenue
Manufacturing & BPO	$3,369	15.4%	$4,787	14.8%
Process & Government	2,294	15.4%	2,279	16.7%
Energy	1,650	28.4%	1,360	25.1%
Sandy Training & Marketing	1,422	12.8%	2,396	11.6%
	$8,735	16.2%	$10,822	15.0%

Manufacturing & BPO gross profit of $3.4 million or 15.4% of revenue for the second quarter of 2009 decreased by $1.4 million or 29.6% when compared to gross profit of $4.8 million or 14.8% of revenue for the second quarter of 2008. The decrease in gross profit dollars is primarily attributable to the revenue decreases discussed above. Gross profit as a percentage of revenue increased in this segment during the second quarter of 2009 compared to the second quarter of 2008, primarily due to measures taken to align costs with decreased revenue streams.

Process & Government gross profit was $2.3 million or 15.4% of revenue for the second quarter of 2009 compared to gross profit of $2.3 million or 16.7% of revenue for the second quarter of 2008. Despite the increase in revenue in this segment, gross profit as a percentage of revenue decreased primarily due to lower margins on certain homeland security / first responder contracts during the second quarter of 2009 compared to the second quarter of 2008.

Energy group gross profit of $1.7 million or 28.4% of revenue for the second quarter of 2009 increased by $0.3 million or 21.3% when compared to gross profit of $1.4 million or 25.1% of revenue for the second quarter of 2008. The increase in gross profit is due to the increased revenue from software sales during the second quarter of 2009 as discussed above.

Sandy Training and Marketing gross profit of $1.4 million or 12.8% of revenue for the second quarter of 2009 decreased by $1.0 million or 40.7% when compared to gross profit of $2.4 million or 11.6% of revenue for the second quarter of 2008. The decrease in gross profit dollars is primarily due to the revenue decreases discussed above. Gross profit as a percentage of revenue increased in this segment during the second quarter of 2009 compared to the second quarter of 2008, primarily due to a reduction in personnel and other cost reduction initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $0.7 million or 12.6% from $5.7 million for the second quarter of 2008 to $5.0 million for the second quarter of 2009.  The decrease is primarily attributable to $0.4 million of deferred financing costs related to a terminated equity offering in the second quarter of 2008 which did not recur in 2009 and decreases in various corporate expenses due to reduced overall spending in the second quarter of 2009 compared to the second quarter of 2008.

Goodwill and Intangible Asset Impairment Loss

We incurred a goodwill and intangible asset impairment loss of $10.2 million during the second quarter of 2009 related to our Manufacturing reporting unit within the Manufacturing & BPO segment. See the Critical

Accounting Policies and Estimates section below for further discussion regarding the factors leading to the impairment loss and the valuation methodologies and assumptions used in the goodwill impairment test. If we continue to experience declines in revenue and gross profit, we could incur further goodwill and other intangible asset impairment charges in the future.

Interest Expense

Interest expense decreased from $0.2 million for the second quarter of 2008 to $0.1 million for the second quarter of 2009.  The decrease is primarily due to the repayment of long-term debt obligations in the second and third quarters of 2008.

Other Income

Other income decreased $0.2 million from $0.3 million for the second quarter of 2008 to $0.1 million for the second quarter of 2009. The decrease is primarily due to a $0.1 million gain on the early extinguishment of debt during the second quarter of 2008 and a foreign currency exchange loss during the second quarter of 2009.

Income Tax Expense

Income tax expense was $0.2 million for the second quarter of 2009 compared to $2.1 million for the second quarter of 2008.  The decrease is due to a decrease in income before income tax expense for the second quarter of 2009 compared to the second quarter of 2008. We recognized a $1.5 million income tax benefit related to the $10.2 million goodwill and intangible asset impairment loss incurred during the quarter for the portion of goodwill which was deductible for tax purposes.  Excluding the impact of the impairment loss, the effective income tax rate was 45.7% and 41.4% for the three months ended June 30, 2009 and 2008, respectively. The increase in the effective income tax rate is primarily due to the decrease in income before income taxes and an increase in tax expense in the second quarter of 2009 compared to the second quarter of 2008 related to disregarded foreign entities for tax purposes. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the federal and state statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Six Months ended June 30, 2009 Compared to the Six Months ended June 30, 2008

For the six months ended June 30, 2009, we had a loss before income tax expense of $3.9 million compared to income before income tax expense of $10.0 million for the six months ended June 30, 2008.  The decrease was primarily due to a goodwill and intangible asset impairment loss of $10.2 million recognized during the second quarter of 2009 and a decrease in operating income of $3.9 million, the components of which are discussed below. Net loss was $5.2 million, or $(0.32) per diluted share, for the six months ended June 30, 2009, compared to net income of $5.8 million, or $0.35 per diluted share, for the six months ended June 30, 2008.

Revenue

	Six months ended
	June 30,
(Dollars in thousands)	2009	2008

Manufacturing & BPO	$43,877	$61,494
Process & Government	27,966	28,581
Energy	11,549	9,935
Sandy Training & Marketing	23,956	38,935
	$107,348	$138,945

Manufacturing & BPO revenue decreased $17.6 million or 28.6% during the six months ended June 30, 2009 compared to the same period in 2008. The decrease in revenue is due to the following:

•                  $7.0 million net decrease in revenue from BPO customers primarily due to a slowdown in spending by several customers resulting in an overall decline in the number of training courses run and some training courses running below full capacity;

•                  $5.0 million decrease in U.S. dollar revenue recognized from our operations in the United Kingdom, which consists of a $2.8 million decrease in revenue due to the unfavorable effect of currency exchange rates and a net revenue decrease of $3.6 million primarily due to a decrease in volume with training outsourcing customers, offset by an increase in revenue of $1.4 million due to expansion of government funded training programs in the UK;

•                  $2.1 million reduction in process and maintenance reliability training services provided primarily to steel industry clients;

•                  $2.1 million reduction in services for a pharmaceutical industry client; and

•                  $1.4 million of other net decreases primarily due to a reduction in technical training services provided to various clients.

As noted above, the changes in foreign currency exchange rates negatively impacted our U.S. dollar revenue recognized during 2009 when compared with 2008, and we expect that the significant changes in rates which occurred primarily during the second half of 2008 could continue to negatively impact our 2009 revenue when compared to 2008. In addition, we anticipate that the slow down in customer spending in this segment which resulted in reduced revenue discussed above will continue to negatively impact our 2009 revenue in future quarters when compared to 2008 results.

Process & Government revenue decreased $0.6 million or 2.2% during the six months ended June 30, 2009 compared to the same period in 2008. The decrease in revenue is due to the following:

•                  $1.8 million reduction in process, maintenance and reliability training services provided primarily to a petrochemical industry client; and

•                  $1.9 million net decrease in revenue primarily related to certain homeland security / first responder training contracts and a reduced volume of chemical demilitarization training services; offset by

•                  $3.1 million net increase relating to construction projects for liquefied natural gas (LNG) fueling station facilities related to recent new contract awards.

Energy group revenue increased $1.6 million or 16.2% during the six months ended June 30, 2009 compared to the same period in 2008. The increase is primarily due to increased EtaPROTM software sales during 2009 compared to 2008, new workforce development training contracts for power generation customers and increased web-based training course sales. In addition, $0.7 million of the revenue increase is due to PCS being included for a full first quarter in 2009 as the acquisition was completed on March 1, 2008.

Sandy Training & Marketing revenue decreased $15.0 million or 38.5% during the six months ended June 30, 2009 compared to the same period in 2008.  The $15.0 million revenue decrease consisted of the following:

•                  $5.4 million net decrease in revenue from product sales and other training programs for various automotive customers primarily due to a reduction in the number of trainers required, and a reduction in related in-dealership training programs;

•                  $3.6 million net decrease in revenue related to new vehicle launch programs and related training services provided in 2008 which did not recur in 2009;

•                  $3.7 million decrease in publications revenue primarily due to a delay in the shipment of a publication until the third quarter of 2009 compared to the similar 2008 publication being shipped during the second quarter of 2008, as well as a reduction in the volume of other publications (We experience quarterly fluctuations in revenue and income related to Sandy’s publications business, since revenue and cost on publication contracts are recognized in the period in which the publications ship, based on the output method of performance. Shipments occur at various times throughout the year and the volume of publications shipped could fluctuate from quarter to quarter. Publications revenue in the Sandy Training & Marketing segment totaled $0.9 million during the second quarter of 2009 compared to $3.6 million during the second quarter of 2008.);

•                  $1.4 million decrease in glovebox portfolios sales due to lower vehicle production volumes; and

•                  $0.9 million decrease in technical training services provided to automotive customers due to a reduction in plant spending.

As noted above, revenue in the Sandy segment declined during 2009 compared to 2008, primarily as a result of the weakened condition of the automotive industry and reduced spending by these customers. We expect this trend will continue to negatively impact our 2009 revenue when compared to 2008 results.

Gross Profit

	Six months ended
	June 30,
	2009		2008
(Dollars in thousands)		% Revenue		% Revenue
Manufacturing & BPO	$6,028	13.7%	$8,740	14.2%
Process & Government	4,043	14.5%	5,141	18.0%
Energy	2,959	25.6%	2,595	26.1%
Sandy Training & Marketing	3,194	13.3%	4,623	11.9%
	$16,224	15.1%	$21,099	15.2%

Manufacturing & BPO gross profit of $6.0 million or 13.7% of revenue for the six months ended June 30, 2009 decreased by $2.7 million or 31.0% when compared to gross profit of $8.7 million or 14.2% of revenue for the same period in 2008. The decrease in gross profit is primarily attributable to the revenue decreases discussed above.

Process & Government gross profit of $4.0 million or 14.5% of revenue for the six months ended June 30, 2009 decreased by $1.1 million or 21.4% when compared to gross profit of $5.1 million or 18.0% of revenue for the same period in 2008. The decrease in gross profit dollars is primarily attributable to the revenue decreases in this segment as discussed above. Gross profit as a percentage of revenue decreased in this segment primarily due to a reduction in services provided to a petrochemical industry client during 2009 which had higher margins in 2008 and lower margins on certain homeland security / first responder contracts during 2009 compared to 2008, as well as revenue growth in this segment being derived from lower margin LNG services.

Energy group gross profit of $3.0 million or 25.6% of revenue for the six months ended June 30, 2009 increased by $0.4 million or 14.0% when compared to gross profit of $2.6 million or 26.1% of revenue for the same period in 2008. The increase in gross profit is due to the increased revenue discussed above.

Sandy Training and Marketing gross profit of $3.2 million or 13.3% of revenue for the six months ended June 30, 2009 decreased by $1.4 million or 30.9% when compared to gross profit of $4.6 million or 11.9% of revenue for the same period in 2008. The decrease in gross profit dollars is primarily due to the revenue decreases discussed above. Gross profit as a percentage of revenue increased in this segment during 2009 compared to 2008, primarily due to a reduction in personnel and other cost reduction initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1.0 million or 9.2% from $11.1 million for the six months ended June 30, 2008 to $10.0 million for the same period in 2009. The decrease is primarily attributable to decreases in various corporate expenses due to reduced overall spending in 2009 compared to 2008. In addition, in 2008 we incurred $0.4 million of deferred financing costs related to a terminated equity offering which did not recur in 2009.

Interest Expense

Interest expense decreased from $0.5 million for the six months ended June 30, 2008 to $0.1 million for the same period in 2009.  The decrease is primarily due to the repayment of long-term debt obligations in the second and third quarters of 2008.

Other Income

Other income decreased $0.2 million from $0.4 million for the six months ended June 30, 2008 to $0.2 million for the same period in 2009. The decrease is primarily due to a $0.1 million gain on the early extinguishment of debt during the second quarter of 2008 and a foreign currency exchange loss during the first half of 2009.

Income Tax Expense

Income tax expense was $1.3 million for the six months ended June 30, 2009 compared to $4.1 million for the same period in 2008.  The decrease is due to decreased income before income tax expense for the six months ended June 30, 2009 compared to the same period in 2008. We recognized a $1.5 million income tax benefit related to the $10.2 million goodwill and intangible asset impairment loss incurred during the quarter for the portion of goodwill which was deductible for tax purposes. Excluding the impact of the impairment loss, the effective income tax rate was 44.6% and 41.4% for the six months ended June 30, 2009 and 2008, respectively. The increase in the effective income tax rate is primarily due to the decrease in income before income taxes and an increase in tax expense in 2009 compared to 2008 related to disregarded foreign entities for tax purposes. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the federal and state statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Liquidity and Capital Resources

Working Capital

For the six months ended June 30, 2009, the Company’s working capital increased $3.6 million from $22.8 million at December 31, 2008 to $26.4 million at June 30, 2009. We believe that cash generated from operations and borrowings available under the General Physics Credit Agreement ($21.0 million of available borrowings as of June 30, 2009), will be sufficient to fund our working capital and other requirements for at least the next twelve months.

On April 1, 2009, we paid $2.5 million of contingent consideration relating to the 2007 acquisition of Sandy Corporation with respect to the second twelve-month period following the completion of the acquisition based on the revenue targets achieved for that period. There are no further contingent consideration payments relating to the Sandy acquisition.

In connection with the acquisition of Performance Consulting Services, Inc. (“PCS”) on March 1, 2008, a portion of the purchase price consists of $1.0 million of guaranteed future payments to be paid in two equal installments on January 31, 2009 and January 31, 2010. We paid the first installment of $0.5 million on January 31, 2009. In addition, in April 2009 we paid $0.3 million of contingent consideration with respect to the first twelve-month period following the completion of the acquisition of PCS based on the revenue targets achieved for the twelve months ended February 28, 2009.

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

•                  up to $1.3 million to the sellers of PCS, contingent upon the achievement of certain revenue targets during the twelve-month period ending February 28, 2010, which would be payable in the second quarter of 2010; and

•                  up to $1.8 million of total contingent consideration payable to the sellers of two businesses acquired in the United Kingdom during the fourth quarter of 2008, which would be payable as follows: up to $0.4 million in 2009, $0.5 million in 2010, $0.5 million in 2011 and $0.4 million in 2012, based on current exchange rates.

Significant Customers & Concentration of Credit Risk

We have a concentration of revenue from General Motors Corporation and its affiliates (“General Motors”) as well as a market concentration in the automotive sector. For the six months ended June 30, 2009 and 2008, revenue from General Motors accounted for approximately 18% and 21%, respectively, of our consolidated revenue, and revenue from the automotive industry accounted for approximately 23% and 29%, respectively, of our consolidated revenue. As of June 30, 2009, accounts receivable from General Motors totaled $11.1 million. As of August 3, 2009, approximately $8.8 million of the June 30, 2009 accounts receivable balance had been collected and $2.3 million remained outstanding. On June 1, 2009, General Motors filed a voluntary petition under Chapter 11 of the US Bankruptcy Code. Subsequent to filing that petition, General Motors sold a portion of its business to Vehicle Acquisition Holdings LLC (“New GM”) as part of its reorganization plan.  In connection with that sale, substantially all of our executory contracts with General Motors were assigned to and assumed by New GM, and substantially all of our pre-petition accounts receivable have been paid. No material reserves against possible uncollectible accounts receivable from General Motors have been provided as General Motors has consistently made scheduled payments to date and substantially all accounts receivable outstanding on June 1, 2009, when General Motors filed bankruptcy, have been paid. No other customer accounted for more than 10% of our revenue during the six months ended June 30, 2009 or accounts receivable as of June 30, 2009.

We also have a concentration of revenue from the United States government. For the six months ended June 30, 2009 and 2008, sales to the United States government and its agencies represented approximately 22% and 17%, respectively, of our consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by us as separate customers.

Cash Flows

Six Months ended June 30, 2009 Compared to the Six Months ended June 30, 2008

The Company’s cash balance increased $0.4 million from $4.0 million as of December 31, 2008 to $4.4 million as of June 30, 2009. The increase in cash and cash equivalents during the six months ended June 30, 2009 resulted from cash provided by operating activities of $4.8 million, cash used in investing activities of $3.7 million, cash used in financing activities of $1.0 million and a $0.2 million positive effect of exchange rate changes on cash and cash equivalents.

Cash provided by operating activities was $4.8 million for the six months ended June 30, 2009 compared to $8.2 million for the same period in 2008.  The decrease in cash provided by operating activities compared to the prior year is primarily due to a decrease in net income as a result of the decreased revenue and operating income discussed above. The decrease in net income was offset by favorable changes in operating assets and liabilities during the first half of 2009 compared to the same period in 2008, primarily to due to a decrease in accounts receivable.

Cash used in investing activities was $3.7 million for the six months ended June 30, 2009 compared to $5.3 million for the same period in 2008.  The decrease in cash used in investing activities is primarily due to a decrease in capital expenditures during the first half of 2009 compared to the same period in 2008 due to a reduction in overall spending and higher fixed asset purchases in 2008 related to new facilities. We used $3.3 million of cash during the first half of 2009 for deferred acquisition costs, which consisted of $2.5 million of contingent consideration paid to the seller of Sandy and $0.8 million paid to the sellers of PCS, which comprised $0.5 million for a deferred acquisition payment and $0.3 million of contingent consideration based on the revenue targets achieved during the first twelve months following the acquisition. We used $3.6 million of cash during the same period in 2008 for acquisitions, including $1.1 million for the PCS acquisition and $2.5 million of contingent consideration paid to the seller of Sandy.

Cash used in financing activities was $1.0 million for the six months ended June 30, 2009 compared to $2.5 million for the same period in 2008. The decrease in cash used in financing activities is primarily due to a $2.0 million decrease in cash used for share repurchases, offset by a $0.6 million decrease in negative cash book balances during the first half of 2009 compared to the same period in 2008 (the negative cash book balance results from outstanding checks which had not cleared the bank at the end of the period and are classified as accounts payable in the condensed consolidated balance sheets and presented as a financing activity in the condensed consolidated statements of cash flows).

Short-term Borrowings

General Physics has a $35 million Credit Agreement with a bank that expires on October 31, 2010, with annual renewal options, and is secured by certain assets of General Physics.  The maximum interest rate on borrowings under the Credit Agreement is at the daily LIBOR Market Index Rate plus 2.25%. Based upon the financial performance of General Physics, the interest rate can be reduced. As of June 30, 2009, the rate was LIBOR plus 1.25%, which resulted in a rate of 1.56% as of June 30, 2009.  The Credit Agreement contains covenants with respect to General Physics’ minimum tangible net worth, total liabilities ratio, leverage ratio, interest coverage ratio and its ability to make capital expenditures. General Physics was in compliance with all loan covenants under the amended Credit Agreement as of June 30, 2009. The Credit Agreement also contains certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends. The Credit Agreement permits General Physics to provide GP Strategies up to $10 million of cash to repurchase shares of its outstanding common stock in the open market beginning on August 14, 2008. General Physics is otherwise currently restricted from paying dividends or management fees to GP Strategies in excess of $1 million in any year and the funding of stock repurchases discussed above. As of June 30, 2009, there were $3.0 million of borrowings outstanding and $21.0 million of available borrowings under the Credit Agreement, based upon 80% of eligible accounts receivable and 80% of eligible unbilled receivables.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Management’s Discussion and Analysis in Item 7 and Note 1 to the Consolidated Financial Statements in Item 8 of our Form 10-K for the year ended December 31, 2008, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. There have been no significant changes in our critical accounting policies during the first six months of 2009, however, below is a discussion of our accounting policy with respect to goodwill impairment testing in light of the goodwill impairment loss we recognized during the second quarter of 2009.

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

Our reporting units are: (i) Manufacturing, (ii) E-Business & Learning Solutions (“EBLS”), (iii) Process & Aerospace (“P&A”), (iv) Homeland Security, Environmental & Emergency Management Services (“HSEEM”), (v) Energy and (vi) Sandy. The Manufacturing & EBLS reporting units comprise our Manufacturing & BPO segment and the P&A and HSEEM reporting units comprise our Process & Government segment, while the Energy and Sandy reporting units each represent a separate reportable segment. Subsequent to the recognition of the $9.9 million goodwill impairment loss in the Manufacturing reporting unit which is discussed further below, the goodwill balances as of June 30, 2009 for each reporting unit were as follows (in thousands):

Reporting Unit
Manufacturing	$14,277
EBLS	14,213
Process & Aerospace	4,835
HSEEM	9,777
Energy	8,175
Sandy	—
$51,277

We determine the fair value of our reporting units using a discounted cash flow approach. The discounted cash flow analysis incorporates management’s cash flow projections over a five-year period and a capitalization multiple which is applied to the projected fifth year earnings before interest, taxes, depreciation and amortization (“EBITDA”) to calculate a terminal value. The discrete five-year projected cash flows and calculated terminal value are discounted using a weighted average cost of capital (“WACC”) which takes into account the costs of debt and equity. The cost of equity is based on the risk-free interest rate, equity risk premium, industry and size equity premiums and any additional market equity risk premiums as deemed appropriate for each reporting unit. To arrive at a fair value for each reporting unit, the terminal value is discounted by the WACC and added to the present value of the estimated cash flows over the discrete five-year period. To guide the selection of a capitalization multiple, a group of publicly held companies is selected that display industry and investment characteristics that resemble those of the reporting unit being valued and various financial parameters are analyzed. In addition, we make certain judgments in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.

Based upon indicators of impairment in the second quarter of 2009, which included significantly lower than projected revenue and profit and a revised lower outlook for a longer period of time for certain of our reporting units, we performed an interim impairment test on our Manufacturing and Process & Aerospace reporting units as of June 30, 2009. The Manufacturing reporting unit’s revenue and profit projections were significantly lowered as a result of the impact of the economic recession and the corresponding reduction in spending by several customers. The Process & Aerospace reporting unit’s profit projections were decreased due to a lower profit margin as a percentage of revenue experienced by this reporting unit, despite revenue being in line with projections, and a change in projected future profit margin which is lower than previously assumed. We determined that the fair value of our Manufacturing reporting unit was below its carrying value and recognized a goodwill impairment loss of $9.9 million for the three months ended June 30, 2009 related to this reporting unit.  We determined that the fair value of our Process & Aerospace reporting unit was above its carrying value and no impairment was indicated as of June 30, 2009. During the second quarter of 2009 and in connection with the goodwill impairment loss discussed above, we also recorded an intangible asset impairment loss of $0.3 million relating to a non-compete agreement that was no longer deemed to have value as of June 30, 2009.

No changes were made to the methodologies used in the interim goodwill impairment test as of June 30, 2009 compared to the annual test as of December 31, 2008 or prior annual tests. However, the current economic climate and uncertainty in the capital markets impacted the assumptions used, including management’s cash flow projections, the calculation of the WACC and selection of capitalization multiples. In forming projected cash flows used in the goodwill impairment test as of June 30, 2009, management analyzed historical cash flow growth rates and also considered current trends and expectations which were projected to impact the near term cash flows. In light of the current economic environment and actual experience during the six months ended June 30, 2009, the cash flow projections for the Manufacturing reporting unit were lowered and are assumed to remain flat over the twelve months subsequent to the valuation date, similar to the reduced levels experienced during the last twelve months, which are significantly lower than actual performance for the fiscal year ended December 31, 2008. Recovery is now assumed to begin in the second half of 2010 to align more closely with historical growth rates achieved by this reporting unit and recovery to 2008 levels will not fully occur until 2011. We had previously assumed a quicker recovery, however, given actual results for the six months ended June 30, 2009 and updated projections for the remainder of the year, we now believe full recovery will take longer. The projections for Process & Aerospace assumed a lower profit margin compared to what was used in the 2008 annual goodwill impairment test due to actual recent experience and updated future expectations, and revenue projections were consistent with recent and historical growth rates. The calculated WACC as of June 30, 2009 included an additional market risk premium for each reporting unit, (2% for Manufacturing and 1% for Process & Aerospace) to reflect the reduction in forecasted performance of the reporting units compared to prior forecasts as well as the capital market’s incremental uncertainty and impact of the economic recession. The WACC used in the fair value calculation for both reporting units as of June 30, 2009 was 16%.

In order to evaluate the sensitivity of the fair value calculations on both reporting units for which an interim goodwill impairment test was performed, we determined the cash flow growth rate needed to be achieved by each reporting unit to avoid having a future goodwill impairment charge. Management estimates that the Manufacturing reporting unit would avoid a further impairment charge, assuming no other assumption changes, if it were to sustain cash flows levels similar to or slightly below the actual results achieved for the fiscal year ended December 31, 2008. For the Process & Aerospace reporting unit to avoid an impairment charge, management estimates that it would need to achieve an approximate 8% average annual cash flow growth rate over the next five-year period, relative to the actual results achieved for the fiscal year ended December 31, 2008. There are a number of other variables which impact the projected cash flows, such as expected revenue growth and profitability levels, working capital requirements, capital expenditures and related depreciation and amortization.

Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of our goodwill impairment testing as of June 30, 2009 and December 31, 2008, will prove to be accurate predictions of the future. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain.  If our assumptions regarding forecasted revenue or profitability growth rates of certain reporting units are not achieved, we may be required to recognize goodwill impairment charges in future periods, whether in connection with our next annual impairment testing in the fourth quarter of 2009 or prior to that, if any such change constitutes a triggering event that requires us to test for impairment during an interim period. We will continue to monitor our goodwill and intangible assets for impairment and conduct formal tests when impairment indicators are present.

Off-Balance Sheet Arrangements – Guarantees

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

Accounting Standards Adopted

SFAS No. 141R

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141R is effective for acquisitions in fiscal years beginning after December 15, 2008, and was adopted by the Company on January 1, 2009. We have not completed any business combinations since the adoption of SFAS No. 141R.

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

SFAS No. 165

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued. More specifically, SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. SFAS No. 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature. The statement was adopted by the Company in its second quarter and did not have an impact on its Consolidated Financial Statements. Subsequent events were evaluated by the Company through August 7, 2009, the date on which the Consolidated Financial Statements were issued.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward looking statements.  Forward-looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results.  We use words such as “expects,” “intends,” “believes,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “plans” and similar expressions to indicate forward-looking statements, but their absence does not mean a statement is not forward-looking. Because these forward-looking statements are based upon management’s expectations and assumptions and are subject to risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, those factors set forth in Item 1A — Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and those other risks and uncertainties detailed in our periodic reports and registration statements filed with the Securities and Exchange Commission.  We caution that these risk factors may not be exhaustive.  We operate in a continually changing business environment, and new risk factors emerge from time to time.  We cannot predict these new risk factors, nor can we assess the effect, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ from those expressed or implied by these forward-looking statements.

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

Internal Control Over Financial Reporting

During the quarter ended June 30, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                                   Legal Proceedings

None.

Item 1A.                          Risk Factors

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s share repurchase activity for the three months ended June 30, 2009:

	Issuer Purchases of Equity Securities
Month	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced program		Approximate dollar value of shares that may yet be purchased under the program
April 1-30, 2009	100,400		$4.19	100,400	(2)	$3,250,000
May 1-31, 2009	18,088	(1)	$4.85	8,600	(2)	$3,214,000
June 1-30, 2009	37	(1)	$4.96	—		$3,214,000

(1)          Includes 9,488 and 37 shares surrendered to satisfy tax withholding obligations on restricted stock units which vested during May and June 2009, respectively.

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

Item 3.                                   Defaults Upon Senior Securities

None.

Item 4.                                   Submission of Matters to a Vote of Security Holders

None.

Item 5.                                   Other Information

None.

Item 6.                                   Exhibits

31.1

Certification of Chief Executive Officer of the Company dated August 7, 2009 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of Executive Vice President and Chief Financial Officer of the Company dated August 7, 2009 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification of Chief Executive Officer and Chief Financial Officer of the Company dated August 7, 2009 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*                 Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GP STRATEGIES CORPORATION

August 7, 2009	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

/s/ Sharon Esposito-Mayer
Sharon Esposito-Mayer
Executive Vice President and Chief Financial Officer