Form 10-Q
period 2009-09-30
GP STRATEGIES CORP
filed 2009-11-05
CIK 70415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes   ☐ No   ☒

Indicate the number of shares outstanding of each of issuer’s classes of common stock as of October 30, 2009:

Class	Outstanding
Common Stock, par value $.01 per share	15,670,499 shares

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	September 30,
	2009	December 31,
	(Unaudited)	2008
Assets
Current assets:
Cash and cash equivalents	$4,143	$3,961
Accounts and other receivables, less allowance for doubtful accounts of $641 in 2009 and $938 in 2008	37,367	42,471
Inventories, net	529	537
Costs and estimated earnings in excess of billings on uncompleted contracts	11,067	8,036
Prepaid expenses and other current assets	5,901	7,277
Total current assets	59,007	62,282
Property, plant and equipment	10,691	9,856
Accumulated depreciation	(7,777)	(6,886)
Property, plant and equipment, net	2,914	2,970
Goodwill	53,836	60,273
Intangible assets, net	6,780	6,740
Other assets	4,731	3,575
	$127,268	$135,840
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$1,273	$3,234
Accounts payable and accrued expenses	20,668	25,977
Billings in excess of costs and estimated earnings on uncompleted contracts	10,153	10,222
Total current liabilities	32,094	39,433
Other noncurrent liabilities	5,726	3,601
Total liabilities	37,820	43,034

Stockholders’ equity:
Common stock, par value $0.01 per share	178	178
Additional paid-in capital	158,587	158,462
Accumulated deficit	(51,312)	(48,135)
Treasury stock at cost	(16,186)	(15,070)
Accumulated other comprehensive loss	(1,819)	(2,629)
Total stockholders’ equity	89,448	92,806
	$127,268	$135,840

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenue	$54,099	$65,968	$161,447	$204,913
Cost of revenue	45,211	55,884	136,335	173,730
Gross profit	8,888	10,084	25,112	31,183
Selling, general and administrative expenses	5,223	5,101	15,266	16,161
Goodwill and intangible asset impairment loss	—	—	10,163	—
Operating income (loss)	3,665	4,983	(317)	15,022
Interest expense	52	138	157	621
Other income	107	207	319	610
Income (loss) before income tax expense	3,720	5,052	(155)	15,011
Income tax expense	1,737	2,116	3,022	6,243
Net income (loss)	$1,983	$2,936	$(3,177)	$8,768

Basic weighted average shares outstanding	15,725	16,559	15,854	16,629
Diluted weighted average shares outstanding	15,842	16,662	15,911	16,783

Per common share data:
Basic earnings (loss) per share	$0.13	$0.18	$(0.20)	$0.53
Diluted earnings (loss) per share	$0.13	$0.18	$(0.20)	$0.52

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Nine months ended September 30, 2009 and 2008

(Unaudited, in thousands)

	2009	2008
Cash flows from operating activities:
Net income (loss)	$(3,177)	$8,768
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill and intangible asset impairment loss	10,163	—
Depreciation and amortization	2,337	2,688
Deferred income taxes	(1,507)	4,639
Non-cash compensation expense	1,267	2,037
Gain on early extinguishment of debt	—	(125)
Changes in other operating items, net of effect of acquisitions:
Accounts and other receivables	6,546	3,260
Inventories	8	(174)
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,031)	4,656
Prepaid expenses and other current assets	1,651	(1,717)
Accounts payable and accrued expenses	(4,167)	(4,302)
Billings in excess of costs and estimated earnings on uncompleted contracts	(120)	(1,999)
Other	176	(418)
Net cash provided by operating activities	10,146	17,313

Cash flows from investing activities:
Additions to property, plant and equipment	(613)	(1,861)
Acquisitions, net of cash acquired	(2,249)	(1,093)
Deferred acquisition costs	(3,305)	(2,665)
Purchase of intellectual property	—	(1,000)
Net cash used in investing activities	(6,167)	(6,619)

Cash flows from financing activities:
Net proceeds from (repayment of) short-term borrowings	(1,961)	5,326
Repayment of long-term debt	—	(7,085)
Change in negative cash book balances	258	(1,512)
Repurchases of common stock in the open market	(2,166)	(7,008)
Other	(159)	(73)
Net cash used in financing activities	(4,028)	(10,352)

Effect of exchange rate changes on cash and cash equivalents	231	(237)
Net increase in cash and cash equivalents	182	105
Cash and cash equivalents at beginning of period	3,961	3,868
Cash and cash equivalents at end of period	$4,143	$3,973

Non-cash financing and investing activities:
Accrued contingent consideration	2,596	—
Reduction in carrying value of Gabelli Notes upon exercise of warrants	$—	$936

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2009

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

The accompanying condensed consolidated balance sheet as of September 30, 2009, the condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008 have not been audited, but have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008, as presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2009 interim period are not necessarily indicative of results to be expected for the entire year. In connection with the preparation of the condensed consolidated financial statements, the Company has evaluated all subsequent events through November 5, 2009, the date on which the financial statements were filed.

Certain amounts in 2008 have been reclassified to conform with the presentation for 2009. Effective January 1, 2009, the Company changed the classification of certain information technology (IT) infrastructure costs on the consolidated statement of operations from cost of revenue to selling, general and administrative expenses. IT infrastructure expenses include those costs required to support the information technology needs of the Company, including data services, such as communication and connectivity related expenses,  depreciation of equipment, servers, routers and software, and other information technology costs. While these costs support the Company’s operations, the Company changed the classification because these expenses are not directly related to revenue generating activities and are more closely aligned with selling, general and administrative expenses.  The statements of operations for the three and nine months ended September 30, 2008 have been reclassified to conform with the presentation for 2009. The reclassification resulted in a decrease of $473,000 and $1,483,000 in cost of revenue and a corresponding increase in selling, general and administrative expenses for the three and nine months ended September 30, 2008, respectively.

The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”). The FASB sets generally accepted accounting principles (GAAP) that the Company follows to ensure it consistently reports its financial condition, results of operations, and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification,™ sometimes referred to as the Codification or ASC. The FASB finalized the Codification effective for periods ending on or after September 15, 2009. For further discussion of the Codification, see “Accounting Standards Adopted” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of this report.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2009

(Unaudited)

The condensed consolidated financial statements include the operations of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

(2)       Significant Customers & Concentration of Credit Risk

The Company has a concentration of revenue from General Motors Corporation and its affiliates (“General Motors”) as well as a market concentration in the automotive sector. For the nine months ended September 30, 2009 and 2008, revenue from General Motors accounted for approximately 17% and 19%, respectively, of the Company’s consolidated revenue, and revenue from the automotive industry accounted for approximately 23% and 29%, respectively, of the Company’s consolidated revenue. As of September 30, 2009, accounts receivable from General Motors totaled $8,773,000. On June 1, 2009, General Motors filed a voluntary petition under Chapter 11 of the US Bankruptcy Code. Subsequent to filing that petition, General Motors sold a portion of its business to Vehicle Acquisition Holdings LLC (“New GM”) as part of its reorganization plan.  In connection with that sale, substantially all of the Company’s executory contracts with General Motors were assigned to and assumed by New GM, and substantially all of the Company’s pre-petition accounts receivable have been paid. No material reserves against possible uncollectible accounts receivable from General Motors have been provided as General Motors has consistently made scheduled payments to date and substantially all accounts receivable outstanding on June 1, 2009, when General Motors filed bankruptcy, have been paid. No other customer accounted for more than 10% of the Company’s revenue during the nine months ended September 30, 2009 or accounts receivable as of September 30, 2009.

The Company also has a concentration of revenue from the United States government. For the nine months ended September 30, 2009 and 2008, sales to the United States government and its agencies represented approximately 23% and 18%, respectively, of the Company’s consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by the Company as separate customers.

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

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2009

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)

Non-dilutive instruments	863	885	1,019	1,188

Dilutive common stock equivalents	117	103	57	154

(4)               Acquisition

Effective September 1, 2009, General Physics, through its wholly owned subsidiary, General Physics (UK) Ltd. (“GPUK”), completed the acquisition of Milsom Industrial Designs Limited (“Milsom”), a provider of technical documentation, technical publications, technical recruiting and engineering design services in the United Kingdom. GPUK acquired 100% ownership of Milsom for a purchase price of approximately $2,763,000 in cash. In addition, the purchase agreement requires GPUK to pay up to an additional $3,600,000, of which $1,200,000 would be payable subsequent to each of the three twelve-month periods following completion of the acquisition, contingent upon Milsom achieving certain earnings targets during those periods, as defined in the purchase agreement. Milsom is included in the Company’s Manufacturing & BPO segment and its results of operations are included in the consolidated financial statements for the period beginning September 1, 2009. The pro-forma impact of the Milsom acquisition is not material to the Company’s results of operations for the three and nine months ended September 30, 2009 and 2008.

Effective January 1, 2009, the Company adopted ASC Topic 805, Business Combinations (“Topic 805”), which requires that contingent consideration be recognized at fair value on the acquisition date with subsequent adjustments recognized in the consolidated statement of operations. Under the prior accounting standard, contingent consideration was recognized in the financial statements as an addition to goodwill at the time the payment was determinable beyond a reasonable doubt.  In accordance with Topic 805, the Company accrued $2,437,000 of contingent consideration based on its estimate of the fair value of the potential contingent consideration for Milsom on the acquisition date. The Company will re-evaluate the recorded amount of contingent consideration on a quarterly basis and any subsequent adjustments based on actual payments or revised estimates will be recognized in the consolidated statements of operations during the period of adjustment.

The fair value of the purchase price recorded by the Company consisted of the following (in thousands):

Cash purchase price	$2,763
Estimated contingent consideration	2,437
Total estimated purchase price	$5,200

The Company’s purchase price allocation for the net assets acquired is as follows (in thousands):

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2009

(Unaudited)

Cash	$514
Accounts receivable	1,442
Prepaid expenses and other current assets	466
Property, plant and equipment, net	259
Intangible assets	1,209
Goodwill	2,559
Total assets	6,449
Accounts payable, accrued expenses and other liabilities	1,198
Billings in excess of costs and estimated earnings on uncompleted contracts	51
Total liabilities assumed	1,249

Net assets acquired	$5,200

The Company recorded customer-related intangible assets as a result of the acquisition, which included $816,000 relating to customer lists and relationships acquired which will be amortized over an estimated useful life of nine years, and $393,000 relating to contract backlog for future services under firm contracts which will be amortized over approximately three years subsequent to the acquisition in proportion to the amount of related backlog to be recognized in revenue. The customer-related intangible assets and accrued contingent consideration for Milsom were recorded at fair value in accordance with the guidance in ASC Topic 820, Fair Value Measurements and Disclosure (“Topic 820”), which defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. The guidance within Topic 820 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. The fair value hierarchy prioritizes the inputs used in valuation techniques into three levels as follows:

•                  Level 1 — unadjusted quoted prices for identical assets or liabilities in active markets;

•                  Level 2 — quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted market prices that are observable or that can be corroborated by observable market data by correlation; and

•                  Level 3 — unobservable inputs based upon the reporting entity’s internally developed assumptions which market participants would use in pricing the asset or liability.

The customer-related intangible assets and contingent consideration for the Milsom acquisition were valued using Level 3 inputs.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2009

(Unaudited)

(5)               Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable business segment for the nine months ended September 30, 2009 were as follows (in thousands):

	Manufacturing	Process
	& BPO	& Government	Energy	Sandy	Total
Balance at Dec. 31, 2008	$37,791	$14,612	$7,870	$—	$60,273
Contingent consideration	159	—	305	—	464
Acquisition	2,559	—	—	—	2,559
Goodwill impairment loss	(9,909)	—	—	—	(9,909)
Foreign currency translation	449	—	—	—	449
Balance at Sept. 30, 2009	$31,049	$14,612	$8,175	$—	$53,836

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company reviews its goodwill for impairment annually as of December 31 and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company performs a two-step impairment test on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. A reporting unit is an operating segment, or one level below an operating segment, as defined by current GAAP.  The Company determines the fair value of its reporting units based on an income approach, whereby it calculates the fair value of each reporting unit based on the present value of estimated future cash flows, which are prepared by evaluating historical trends, current budgets, operating plans and industry data. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit’s assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value allocated to goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded.

Based upon indicators of impairment in the second quarter of 2009, which included significantly lower than projected revenue and profit and a revised lower outlook for a longer period of time for certain of its reporting units, the Company performed an interim impairment test on its Manufacturing and Process & Aerospace reporting units as of June 30, 2009. The Manufacturing reporting unit’s revenue and profit projections were significantly lowered as a result of the impact of the economic recession and the corresponding reduction in spending by several customers. The Process & Aerospace reporting unit’s profit projections were decreased due to a lower profit margin as a percentage of revenue experienced by this reporting unit, despite revenue being in line with projections, and a change in projected future profit margin which was lower than previously assumed. The Company determined that the fair value of its Manufacturing reporting unit was below its carrying value and recognized a goodwill impairment loss of

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2009

(Unaudited)

$9,909,000 in the second quarter of 2009 related to this reporting unit.  The Company determined that the fair value of its Process & Aerospace reporting unit was above its carrying value and no impairment was indicated as of June 30, 2009.

On April 1, 2009, the Company paid $2,500,000 of contingent consideration relating to the 2007 acquisition of Sandy Corporation (“Sandy”) with respect to the second twelve-month period following the completion of the acquisition based on the revenue targets achieved for that period. The contingent consideration had been accrued as of December 31, 2008 and applied to goodwill at that time. There are no further contingent consideration payments relating to the Sandy acquisition.

As of March 31, 2009, the Company accrued $305,000 of contingent consideration with respect to the first twelve-month period following the completion of the acquisition of Performance Consulting Services, Inc. (“PCS”) based on the revenue targets achieved for the twelve months ended February 28, 2009. The accrued contingent consideration of $305,000 was paid in April 2009.

As of September 30, 2009, the Company accrued $159,000 of contingent consideration with respect to the first twelve-month period following the completion of an acquisition in the UK during the fourth quarter of 2008. The accrued contingent consideration is payable in the fourth quarter of 2009.

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

	September 30, 2009		December 31, 2008
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Customer relationships	$7,455	$(1,990)	$6,607	$(1,360)
Contract backlog	1,690	(1,349)	1,305	(1,305)
Non-compete agreements	250	(250)	1,340	(1,049)
Software and other	1,418	(444)	1,403	(201)
	$10,813	$(4,033)	$10,655	$(3,915)

During the second quarter of 2009 and in connection with the goodwill impairment loss discussed above, the Company recorded an intangible asset impairment loss of $254,000 relating to a non-compete agreement that was no longer deemed to have value as of June 30, 2009.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2009

(Unaudited)

(6)               Stock-Based Compensation

The Company recognizes compensation expense for its stock-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2009	2008	2009	2008
Non-qualified stock options	$120	$120	$356	$357
Restricted stock units	194	101	576	277
Board of Directors stock grants	55	32	136	107
Total stock-based compensation	$369	$253	$1,068	$741

Pursuant to the Company’s 1973 Non-Qualified Stock Option Plan, as amended (the “Non-Qualified Plan”), and 2003 Incentive Stock Plan (the “2003 Plan”), the Company may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash and/or in shares of the Company’s common stock to officers, employees or members of the Board of Directors. As of September 30, 2009, the Company had non-qualified stock options and restricted stock units outstanding under these plans as discussed below.

Non-Qualified Stock Options

Summarized information for the Company’s non-qualified stock options is as follows:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
Stock Options	options	exercise price	term	value
Outstanding at December 31, 2008	954,554	$10.26

Granted	—	—
Exercised	(9,366)	4.17
Forfeited	(400)	9.66
Expired	(4,800)	3.74

Outstanding at September 30, 2009	939,988	$10.35	3.52	$334,500

Stock options expected to vest	852,198	$10.28	3.49	$334,500

Exercisable at September 30, 2009	306,065	$8.87	3.06	$334,500

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2009

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

	Nine	Weighted
	months ended	average
	September 30,	grant date
	2009	fair value
	(In shares)	(In dollars)

Outstanding and unvested, beginning of period	438,452	$6.65
Granted	1,500	2.75
Vested	(46,267)	8.23
Forfeited	(10,745)	5.91
Outstanding and unvested, end of period	382,940	$6.46

Restricted stock units expected to vest	334,636	$6.52

(7)               Short-Term Borrowings

General Physics has a $35 million Financing and Security Agreement (the “Credit Agreement”) with a bank that expires on October 31, 2010 with annual renewal options. The Credit Agreement is secured by certain assets of General Physics and provides for an unsecured guaranty from the Company. The maximum interest rate on the Credit Agreement is the daily LIBOR market index rate plus 2.25%. Based upon the financial performance of General Physics, the interest rate can be reduced. For the three months ended September 30, 2009, the rate was LIBOR plus 1.25%, which resulted in a rate of 1.50% as of September 30, 2009. The Credit Agreement contains covenants with respect to General Physics’ minimum tangible net worth, total liabilities ratio, leverage ratio, interest coverage ratio and its ability to make capital expenditures. General Physics was in compliance with all loan covenants under the amended Credit Agreement as of September 30, 2009. The Credit Agreement also contains certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends. The Credit Agreement permits General Physics to provide the Company up to $10,000,000 of cash to repurchase shares of its outstanding common stock in the open market. General Physics is otherwise currently restricted from paying dividends or management fees to the Company in excess of $1,000,000 in any year.

As of September 30, 2009, there were $1,273,000 of borrowings outstanding and $21,531,000 of available borrowings under the Credit Agreement, based upon 80% of eligible accounts receivable and 80% of eligible unbilled receivables. As of December 31, 2008, there were $3,234,000 of borrowings outstanding under the Credit Agreement.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2009

(Unaudited)

(8)               Income Taxes

An uncertain tax position taken or expected to be taken in a tax return is recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Interest and penalties related to income taxes are accounted for as income tax expense.

As of September 30, 2009, the Company had $2,218,000 of unrecognized tax benefits, all of which would impact the effective tax rate if recognized. The Company does not expect any material changes to its uncertain tax positions in the next twelve months. As of September 30, 2009, the Company had $50,000 of accrued interest related to these tax positions. Prior to January 2009, the Company did not recognize interest expense due to the existence of net operating loss carryforwards in the years in which the related tax positions were taken. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examination by tax authorities for years prior to 2003.

In connection with the $10,163,000 goodwill and intangible asset impairment loss incurred during the second quarter of 2009, the Company recognized a $1,517,000 income tax benefit for the tax deductible portion of goodwill which was written off.

(9)               Stockholders’ Equity

Changes in stockholders’ equity during the nine months ended September 30, 2009 were as follows (in thousands):

					Accumulated
		Additional		Treasury	other	Total
	Common	paid-in	Accumulated	stock	comprehensive	stockholders’
	stock	capital	deficit	at cost	loss	equity
Balance at December 31, 2008	$178	$158,462	$(48,135)	$(15,070)	$(2,629)	$92,806
Net loss	—	—	(3,177)	—	—	(3,177)
Other comprehensive income	—	—	—	—	810	810
Repurchases of common stock	—	—	—	(2,166)	—	(2,166)
Stock-based compensation	—	861	—	207	—	1,068
Other	—	(736)	—	843	—	107
Balance at September 30, 2009	$178	$158,587	$(51,312)	$(16,186)	$(1,819)	$89,448

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2009
(Unaudited)

(10)        Comprehensive Income (Loss)

The following are the components of comprehensive income (loss) (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income (loss)	$1,983	$2,936	$(3,177)	$8,768
Other comprehensive income (loss)	(144)	(1,284)	810	(1,105)
Comprehensive income (loss)	$1,839	$1,652	$(2,367)	$7,663

As of September 30, 2009 and December 31, 2008, accumulated other comprehensive loss was $1,819,000 and $2,629,000, respectively, and consisted of foreign currency translation adjustments.

(11)        Business Segments

As of September 30, 2009, the Company operated through four reportable business segments: (i) Manufacturing & Business Process Outsourcing (“BPO”), (ii) Process & Government, (iii) Energy and (iv) Sandy Training & Marketing (“Sandy”). The Company is organized by operating group primarily based upon the markets served by each group and the services performed. Two of the Company’s reportable business segments, Manufacturing & BPO and Process & Government, represent an aggregation of certain operating groups in accordance with the aggregation criteria as defined in current GAAP, while the Energy and Sandy groups each represent one operating segment.

Further information regarding our business segments is discussed below.

Manufacturing & BPO. The Manufacturing & BPO segment delivers training, curriculum design and development, staff augmentation, e-Learning services, system hosting, integration and help desk support, training business process outsourcing, and consulting and technical services primarily to large companies in the electronics and semiconductors, steel, healthcare, financial and other industries as well as to government agencies. This segment’s ability to deliver a wide range of training services allows it to take over the entire learning function for the client, including their training personnel. The October 2007 acquisition of Via Training, LLC (“Via”) has expanded the Company’s delivery capabilities and diversified its core client base in the software, electronics and semiconductors and retail markets.  The September 2009 acquisition of Milsom bolsters the Company’s ability to deliver technical services and technical training services in Europe through its technical documentation and engineering design services capabilities, particularly in the aerospace sector.

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

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2009
(Unaudited)

Energy. The Energy segment provides engineering services, products and training primarily to electric power utilities. The Company’s proprietary EtaPROTM Performance Monitoring and Optimization System provides a suite of performance solutions for power generation plants and is installed at over 700 power generating units in over 25 countries. In addition, this segment provides web-based training through its GPiLearnTM portal to over 25,000 power plant personnel in the U.S. and in over 30 countries. The March 2008 acquisition of PCS expanded the Company’s service offering to clients in the power generation industry.

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

September 30, 2009
(Unaudited)

The following tables set forth the revenue and operating income of each of the Company’s operating segments and includes a reconciliation of segment revenue to consolidated revenue and operating income to consolidated income before income tax expense (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue:
Manufacturing & BPO	$24,856	$29,122	$68,733	$90,616
Process & Government	13,315	13,754	41,281	42,335
Energy	5,344	6,066	16,893	16,001
Sandy Training & Marketing	10,584	17,026	34,540	55,961
	$54,099	$65,968	$161,447	$204,913
Operating income (loss):
Manufacturing & BPO *	$1,621	$2,644	$(6,188)	$7,173
Process & Government	735	1,050	2,448	4,279
Energy	1,151	1,573	3,144	3,545
Sandy Training & Marketing	739	23	1,725	1,763
Corporate and other	(581)	(307)	(1,446)	(1,738)
	3,665	4,983	(317)	15,022

Interest expense	(52)	(138)	(157)	(621)
Other income	107	207	319	610
Income (loss) before income tax expense	$3,720	$5,052	$(155)	$15,011

* The operating loss for the Manufacturing & BPO segment includes a $10,163,000 goodwill and intangible asset impairment loss for the nine months ended September 30, 2009.

(12)        Guarantees

Subsequent to the spin-off of National Patent Development Corporation (“NPDC”) in 2004, the Company continued to guarantee certain operating leases for the Connecticut and New Jersey warehouses of Five Star Products, Inc. (“Five Star”). The leases expire on March 31, 2010.  In connection with the spin-off of NPDC by the Company, NPDC agreed to assume the Company’s obligation under such guarantees, to use commercially reasonable efforts to cause the Company to be released from each such guaranty, and to hold the Company harmless from all claims, expenses and liabilities connected with the leases or NPDC’s breach of any agreements effecting the spin-off. In March 2009, the Company received confirmation from the landlord that it was released from the guarantee on the Connecticut warehouse lease. The Company has not received confirmation that it has been released from the guarantee of the New Jersey warehouse.  The annual rent obligation for the New Jersey warehouse is currently believed to be approximately $1,600,000. The Company does not expect to incur any material payments associated with this guarantee, and as such, no liability is reflected in the consolidated balance sheets.

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

As of September 30, 2009, we operated through four reportable business segments: (i) Manufacturing & Business Process Outsourcing (“BPO”), (ii) Process & Government, (iii) Energy, and (iv) Sandy Training & Marketing (“Sandy”). We are organized by operating group, primarily based upon the markets served by each group and the services performed. Each operating group consists of strategic business units (“SBUs”) and business units (“BUs”) which are focused on providing specific products and services to certain classes of customers or within targeted markets. Across operating groups, SBUs and BUs, we integrate similar service lines, technology, information, work products, client management and other resources. Communications and market research, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development. Two of our reportable business segments, Manufacturing & BPO and Process & Government, represent an aggregation of certain operating groups in accordance with the aggregation criteria as defined in current GAAP, while our Energy and Sandy groups each represent one operating segment. We review our reportable business segments on a continual basis and could change our reportable business segments from time to time in the event of organizational changes.

Further information regarding each business segment is discussed below.

Manufacturing & BPO. Our Manufacturing & BPO segment delivers training, curriculum design and development, staff augmentation, e-Learning services, system hosting, integration and help desk support, training business process outsourcing, and consulting and technical services primarily to large companies in the electronics and semiconductors, steel, healthcare, financial and other industries as well as to government agencies. This segment’s ability to deliver a wide range of training services allows it to take over the entire learning function for the client, including their training personnel. The October 2007 acquisition of Via Training, LLC (“Via”) has expanded our delivery capabilities and diversified our core client base in the software, electronics and semiconductors and retail markets. The September 2009 acquisition of Milsom bolsters our ability to deliver technical services and technical training services in Europe through technical documentation and engineering design services capabilities, particularly in the aerospace sector.

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

Energy. Our Energy segment provides engineering services, products and training primarily to electric power utilities. Our proprietary EtaPROTM Performance Monitoring and Optimization System provides a suite of performance solutions for power generation plants and is installed at over 700 power generating units in over 25 countries. In addition, this segment provides web-based training through our GPiLearnTM portal to over 25,000 power plant personnel in the U.S. and in over 30 countries. Our March 2008 acquisition of PCS strengthened and expanded our service offering to clients in the power generation industry.

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

Share Repurchase Program

Since January 2006, our Board of Directors has authorized a total of $23 million of repurchases of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors.  During the years ended December 31, 2008, 2007 and 2006, we repurchased approximately 1,091,000, 678,500 and 420,000 shares, respectively, of our common stock in the open market for a total cost of approximately $8.8 million, $6.5 million and $3.1 million, respectively. During the three and nine months ended September 30, 2009, we repurchased approximately 121,000 and 526,000 shares, respectively, of our common stock in the open market for a total cost of approximately $0.8 million and $2.2 million, respectively. As of September 30, 2009, there was approximately $2.4 million available for future repurchases under the buyback program. There is no expiration date for the repurchase program.

Acquisition

Effective September 1, 2009, General Physics, through its wholly owned subsidiary, General Physics (UK) Ltd. (“GPUK”), completed the acquisition of Milsom Industrial Designs (“Milsom”), a provider of technical documentation, technical publications, technical recruiting and engineering design services in the United Kingdom. GPUK acquired 100% ownership of Milsom for a purchase price of approximately $2.8 million in cash. In addition, the purchase agreement requires GPUK to pay up to an additional $3.6 million, of which $1.2 million would be payable subsequent to each of the three twelve-month periods following completion of the acquisition, contingent upon Milsom achieving certain earnings targets during those periods, as defined in the purchase agreement.

Effective January 1, 2009, we adopted ASC Topic 805, Business Combinations (“Topic 805”), which requires that contingent consideration be recognized at fair value on the acquisition date with subsequent adjustments recognized in the consolidated statement of operations. Under the prior accounting standard, contingent consideration was recognized in the financial statements as an addition to goodwill at the time the payment was determinable beyond a reasonable doubt.  In accordance with Topic 805, we accrued $2.4 million of contingent consideration based on our estimate of the fair value of the potential contingent consideration on the acquisition date. We will re-evaluate the recorded amount of contingent consideration on a quarterly basis and any subsequent adjustments based on actual payments or revised estimates will be recognized in the consolidated statements of operations during the period of adjustment.

The fair value of the purchase price we recorded consisted of the following (in thousands):

Cash purchase price	$2,763
Estimated contingent consideration	2,437
Total estimated purchase price	$5,200

The purchase price allocation for the net assets acquired is as follows (in thousands):

Cash	$514
Accounts receivable	1,442
Prepaid expenses and other current assets	466
Property, plant and equipment, net	259
Intangible assets	1,209
Goodwill	2,559
Total assets	6,449
Accounts payable, accrued expenses and other liabilities	1,198
Billings in excess of costs and estimated earnings on uncompleted contracts	51
Total liabilities assumed	1,249

Net assets acquired	$5,200

We recorded customer-related intangible assets as a result of the acquisition, which included $0.8 million relating to customer lists and relationships acquired to be amortized over an estimated useful life of nine years, and $0.4 million relating to contract backlog for future services under firm contracts to be amortized over approximately three years subsequent to the acquisition in proportion to the amount of related backlog to be recognized in revenue.

Milsom is included in our Manufacturing & BPO segment and its results of operations are included in the consolidated financial statements for the period beginning September 1, 2009. The pro-forma impact of the Milsom acquisition is not material to our results of operations for the three and nine months ended September 30, 2009 and 2008.

Operating Highlights

Three Months ended September 30, 2009 Compared to the Three Months ended September 30, 2008

For the three months ended September 30, 2009, we had income before income tax expense of $3.7 million compared to $5.1 million for the three months ended September 30, 2008. The decrease was primarily due to a decrease in operating income, the components of which are discussed below. Net income was $2.0 million, or $0.13 per diluted share, for the three months ended September 30, 2009, compared to net income of $2.9 million, or $0.18 per diluted share, for the three months ended September 30, 2008.

Revenue

(Dollars in thousands)

	Three months ended September 30,
	2009	2008

Manufacturing & BPO	$24,856	$29,122
Process & Government	13,315	13,754
Energy	5,344	6,066
Sandy Training & Marketing	10,584	17,026
	$54,099	$65,968

Manufacturing & BPO revenue decreased $4.3 million or 14.6% during the third quarter of 2009 compared to the third quarter of 2008. The decrease in revenue is due to the following:

•                  $3.6 million net decrease in revenue from BPO customers primarily due to a slowdown in spending by several customers resulting in an overall decline in the number of training courses run and some training courses running below full capacity;

•                  $0.6 million net decrease in U.S. dollar revenue recognized from our operations in the United Kingdom, which consists of a $0.8 million decrease in revenue due to the unfavorable effect of currency exchange rates and a net decrease of $1.6 million primarily due to a decrease in volume with training outsourcing customers, offset by an increase in revenue of $1.3 million attributable to the acquisitions completed in 2008 and 2009 and a $0.5 million increase due to the expansion of government funded training programs in the UK.

•                  $1.7 million reduction in process and maintenance reliability training services provided primarily to steel industry clients; and

•                  $0.7 million reduction in services for a pharmaceutical industry client.

The above decreases within the Manufacturing & BPO segment were offset by other net revenue increases of $2.3 million, primarily attributable to new customer contracts awarded during 2009.

As noted above, the changes in foreign currency exchange rates negatively impacted our U.S. dollar revenue recognized during the third quarter of 2009 when compared with the third quarter of 2008, and we expect that the significant changes in rates which occurred primarily during the second half of 2008 could continue to negatively impact our 2009 revenue when compared to 2008. In addition, we anticipate that the slowdown in customer spending in this segment which resulted in reduced revenue discussed above could continue to negatively impact our revenue in future quarters.

Process & Government revenue decreased $0.4 million or 3.2% during the third quarter of 2009 compared to the third quarter of 2008. The decrease is due to a $0.9 million net decrease in revenue primarily due to a reduced volume of chemical demilitarization training services and other government training services, a $0.7 million decrease in technical services for the aerospace industry, and a $0.4 million reduction in process, maintenance and reliability training services provided to petrochemical industry clients. These revenue decreases were offset by a $1.6 million increase in revenue relating to construction projects for liquefied natural gas (LNG) fueling station facilities.

Energy group revenue decreased $0.7 million or 11.9% during the third quarter of 2009 compared to the third quarter of 2008. The decrease is primarily due to a decline in training materials sold to nuclear energy clients during the third quarter of 2009 compared to the same period in 2008.

Sandy Training & Marketing revenue decreased $6.4 million or 37.8% during the third quarter of 2009 compared to the third quarter of 2008 due to a reduction in spending by automotive customers. The $6.4 million revenue decrease consisted of the following:

•                  $5.0 million net decrease in revenue from product sales and other training programs for various automotive customers primarily due to a reduction in the number of trainers required, and a reduction in related in-dealership training programs;

•                  $2.0 million net decrease in revenue related to new vehicle launch programs and related training services provided in 2008 which did not recur in 2009;

•                  $0.6 million decrease in technical training services provided to automotive customers due to a reduction in plant spending; and

•                  $0.2 million decrease in glovebox portfolios sales due to lower vehicle production volumes.

The above revenue decreases were offset by a $1.4 million net increase in publications revenue primarily due to a delay in the shipment of a publication to the third quarter of 2009 compared to the similar 2008 publication being shipped during the second quarter of 2008. We experience quarterly fluctuations in revenue and income related to Sandy’s publications business, since revenue and cost on publication contracts are recognized in the period in which the publications ship, based on the output method of performance. Shipments occur at various times throughout the year and the volume of publications shipped could fluctuate from quarter to quarter. Publications revenue in the Sandy Training & Marketing segment totaled $2.7 million during the third quarter of 2009 compared to $1.3 million during the third quarter of 2008.

As noted above, revenue in the Sandy segment declined during the third quarter of 2009 compared to the third quarter of 2008, primarily as a result of the weakened condition of the automotive industry and reduced spending by these customers. We expect this trend will continue to negatively impact our 2009 revenue when compared to 2008 results.

Gross Profit

(Dollars in thousands)

	Three months ended September 30,
	2009		2008
		% Revenue		% Revenue
Manufacturing & BPO	$3,777	15.2%	$4,794	16.5%
Process & Government	1,833	13.8%	2,077	15.1%
Energy	1,590	29.8%	1,853	30.5%
Sandy Training & Marketing	1,688	15.9%	1,360	8.0%
	$8,888	16.4%	$10,084	15.3%

Manufacturing & BPO gross profit of $3.8 million or 15.2% of revenue for the third quarter of 2009 decreased by $1.0 million or 21.2% when compared to gross profit of $4.8 million or 16.5% of revenue for the third quarter of 2008. The decrease in gross profit dollars is primarily attributable to the revenue decreases discussed above. Gross profit as a percentage of revenue also decreased in this segment during the third quarter of 2009 compared to the third quarter of 2008, due to the revenue decreases discussed above, as well as start-up costs incurred on a new major e-Learning contract with a global software company during the third quarter of 2009.

Process & Government gross profit of $1.8 million or 13.8% of revenue for the third quarter of 2009 decreased by $0.2 million or 11.7% when compared to gross profit of $2.1 million or 15.1% of revenue for the third quarter of 2008. The decrease in gross profit is primarily due to lower margins on certain homeland security / first responder contracts during the third quarter of 2009 compared to the third quarter of 2008, as well as the revenue growth in this segment being derived from lower margin LNG services.

Energy group gross profit of $1.6 million or 29.8% of revenue for the third quarter of 2009 decreased by $0.3 million or 14.2% when compared to gross profit of $1.9 million or 30.5% of revenue for the third quarter of 2008. The decrease in gross profit is due to the decreased revenue and related profit from training sales to nuclear energy clients which were higher in the third quarter of 2008 as compared to the third quarter of 2009.

Sandy Training and Marketing gross profit of $1.7 million or 15.9% of revenue for the third quarter of 2009 increased by $0.3 million or 24.1% when compared to gross profit of $1.4 million or 8.0% of revenue for the third quarter of 2008. Despite the decline in revenue in this segment, gross profit increased during the quarter primarily due to the publications revenue increase discussed above, as well as a reduction in personnel and other cost reduction initiatives which also contributed to the increase in gross profit as a percentage of revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.1 million or 2.4% from $5.1 million for the third quarter of 2008 to $5.2 million for the third quarter of 2009.  The net increase is attributable to acquisition related costs primarily for the Milsom acquisition completed in September 2009, payment of past due franchise taxes during the third quarter of 2009 and an increase in legal expense, offset by decreases in various corporate expenses due to reduced overall spending in 2009 compared to 2008.

Interest Expense

Interest expense decreased $0.1 million during the third quarter of 2009 primarily due to the repayment of long-term debt obligations in 2008 and a decrease in the interest rate and borrowing balances under our revolving line of credit.

Other Income

Other income decreased $0.1 million from $0.2 million for the third quarter of 2008 to $0.1 million for the third quarter of 2009. The decrease is primarily due to a $0.1 million litigation gain in the third quarter of 2008 which did not recur during the third quarter of 2009.

Income Tax Expense

Income tax expense was $1.7 million for the third quarter of 2009 compared to $2.1 million for the third quarter of 2008.  The decrease is due to a decrease in income before income tax expense for the third quarter of 2009 compared to the third quarter of 2008. The effective income tax rate was 46.7% and 41.9% for the three months ended September 30, 2009 and 2008, respectively. The increase in the effective income tax rate is primarily due to the decrease in income before income taxes, an increase in tax expense related to disregarded foreign entities for tax purposes and an increase in losses by the foreign subsidiaries for which we receive no income tax benefit. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the federal and state statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Nine Months ended September 30, 2009 Compared to the Nine Months ended September 30, 2008

For the nine months ended September 30, 2009, we had a loss before income tax expense of $0.2 million compared to income before income tax expense of $15.0 million for the nine months ended September 30, 2008. The decrease was primarily due to a goodwill and intangible asset impairment loss of $10.2 million recognized during the second quarter of 2009 and a decrease in operating income of $5.2 million, the components of which are discussed below, during the nine months ended September 30, 2009 compared to the same period in 2008. Net loss was $3.2 million, or $(0.20) per diluted share, for the nine months ended September 30, 2009, compared to net income of $8.8 million, or $0.52 per diluted share, for the nine months ended September 30, 2008.

Revenue

(Dollars in thousands)

	Nine months ended September 30,
	2009	2008

Manufacturing & BPO	$68,733	$90,616
Process & Government	41,281	42,335
Energy	16,893	16,001
Sandy Training & Marketing	34,540	55,961
	$161,447	$204,913

Manufacturing & BPO revenue decreased $21.9 million or 24.1% during the nine months ended September 30, 2009 compared to the same period in 2008. The decrease in revenue is due to the following:

•                  $10.5 million net decrease in revenue from BPO customers primarily due to a slowdown in spending by several customers resulting in an overall decline in the number of training courses run and some training courses running below full capacity;

•                  $5.7 million decrease in U.S. dollar revenue recognized from our operations in the United Kingdom, which consists of a $3.5 million decrease in revenue due to the unfavorable effect of currency exchange rates and a net decrease of $5.9 million primarily due to a decrease in volume with training outsourcing customers, offset by an increase in revenue of $1.9 million due to the acquisitions completed in 2008 and 2009 and a $1.8 million increase due to the expansion of government funded training programs in the UK;

•                  $4.0 million reduction in process and maintenance reliability training services provided primarily to steel industry clients; and

•                  $2.8 million reduction in services for a pharmaceutical industry client.

The above decreases within the Manufacturing & BPO segment were offset by other net revenue increases of $1.1 million, primarily attributable to new customer contracts awarded during 2009.

As noted above, the changes in foreign currency exchange rates negatively impacted our U.S. dollar revenue recognized during 2009 when compared with 2008, and we expect that the significant changes in rates which occurred primarily during the second half of 2008 could continue to negatively impact our 2009 revenue when compared to 2008. In addition, we anticipate that the slow down in customer spending in this segment which resulted in reduced revenue discussed above could continue to negatively impact our revenue in future quarters. We incurred a goodwill and intangible asset impairment loss of $10.2 million during the second quarter of 2009 in our Manufacturing & BPO segment. See the Critical Accounting Policies and Estimates section below for further discussion regarding the factors leading to the impairment loss and the valuation methodologies and assumptions used in the goodwill impairment test. If we continue to experience declines in revenue and gross profit, we could incur further goodwill and other intangible asset impairment charges in the future.

Process & Government revenue decreased $1.1 million or 2.5% during the nine months ended September 30, 2009 compared to the same period in 2008. The decrease in revenue is due to the following:

•                  $2.2 million reduction in process, maintenance and reliability training services provided primarily to petrochemical industry clients;

•                  $3.0 million net decrease in revenue primarily related to certain homeland security / first responder training contracts and a reduced volume of chemical demilitarization training services; and

•                  a $0.6 million decrease in technical services for the aerospace industry; offset by

•                  $4.7 million net increase relating to construction projects for liquefied natural gas (LNG) fueling station facilities.

Energy group revenue increased $0.9 million or 5.6% during the nine months ended September 30, 2009 compared to the same period in 2008. The increase is primarily due to increased EtaPROTM software and related services sales during 2009 compared to 2008, new workforce development training contracts for power generation customers and increased web-based training course sales offset by a decline in training materials sold to nuclear energy clients. In addition, $0.7 million of the revenue increase is due to PCS being included for a full first quarter in 2009 as the acquisition was completed on March 1, 2008.

Sandy Training & Marketing revenue decreased $21.4 million or 38.3% during the nine months ended September 30, 2009 compared to the same period in 2008.  The $21.4 million revenue decrease consisted of the following:

•                  $11.4 million net decrease in revenue from product sales and other training programs for various automotive customers primarily due to a reduction in the number of trainers required, and a reduction in related in-dealership training programs;

•                  $4.6 million net decrease in revenue related to new vehicle launch programs and related training services provided in 2008 which did not recur in 2009;

•                  $2.3 million decrease in publications revenue primarily due to a reduction in the volume of publications produced and shipped during 2009 compared to 2008. We experience quarterly fluctuations in revenue and income related to Sandy’s publications business, since revenue and cost on publication contracts are recognized in the period in which the publications ship, based on the output method of performance. Shipments occur at various times throughout the year and the volume of publications shipped could fluctuate from quarter to quarter.

•                  $1.6 million decrease in glovebox portfolios sales due to lower vehicle production volumes; and

•                  $1.5 million decrease in technical training services provided to automotive customers due to a reduction in plant spending.

As noted above, revenue in the Sandy segment declined during 2009 compared to 2008, primarily as a result of the weakened condition of the automotive industry and reduced spending by these customers. We expect this trend will continue to negatively impact our 2009 revenue when compared to 2008 results.

Gross Profit

(Dollars in thousands)

	Nine months ended September 30,
	2009		2008
		% Revenue		% Revenue
Manufacturing & BPO	$9,805	14.3%	$13,534	14.9%
Process & Government	5,876	14.2%	7,218	17.0%
Energy	4,549	26.9%	4,448	27.8%
Sandy Training & Marketing	4,882	14.1%	5,983	10.7%
	$25,112	15.6%	$31,183	15.2%

Manufacturing & BPO gross profit of $9.8 million or 14.3% of revenue for the nine months ended September 30, 2009 decreased by $3.7 million or 27.6% when compared to gross profit of $13.5 million or 14.9% of revenue for the same period in 2008. The decrease in gross profit is primarily attributable to the revenue decreases discussed above.

Process & Government gross profit of $5.9 million or 14.2% of revenue for the nine months ended September 30, 2009 decreased by $1.3 million or 18.6% when compared to gross profit of $7.2 million or 17.0% of revenue for the same period in 2008. The decrease in gross profit dollars is primarily attributable to the revenue decreases in this segment as discussed above. Gross profit as a percentage of revenue decreased in this segment primarily due to the following: a reduction in services provided to petrochemical industry clients during 2009 which had higher margins in 2008; lower margins on certain homeland security / first responder contracts during 2009 compared to 2008; and revenue growth in this segment being derived from lower margin LNG services.

Energy group gross profit of $4.5 million or 26.9% of revenue for the nine months ended September 30, 2009 increased by $0.1 million or 2.3% when compared to gross profit of $4.4 million or 27.8% of revenue for the same period in 2008. The increase in gross profit is due to the increased revenue discussed above.

Sandy Training and Marketing gross profit of $4.9 million or 14.1% of revenue for the nine months ended September 30, 2009 decreased by $1.1 million or 18.4% when compared to gross profit of $6.0 million or 10.7% of revenue for the same period in 2008. The decrease in gross profit dollars is primarily due to the revenue decreases discussed above. Gross profit as a percentage of revenue increased in this segment during 2009 compared to 2008, primarily due to increased profitability on publications that were shipped during 2009 compared to 2008, as well as a reduction in personnel and other cost reduction initiatives which also contributed to the increase in gross profit as a percentage of revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $0.9 million or 5.5% from $16.2 million for the nine months ended September 30, 2008 to $15.3 million for the same period in 2009. The decrease is primarily attributable to decreases in various corporate expenses due to reduced overall spending in 2009 compared to 2008. In addition, in 2008 we incurred $0.4 million of deferred financing costs related to a terminated equity offering which did not recur in 2009.

Interest Expense

Interest expense decreased from $0.6 million for the nine months ended September 30, 2008 to $0.2 million for the same period in 2009.  The decrease is primarily due to the repayment of long-term debt obligations in 2008 and a decrease in the interest rate and borrowing balances under our revolving line of credit.

Other Income

Other income decreased $0.3 million from $0.6 million for the nine months ended September 30, 2008 to $0.3 million for the same period in 2009. The decrease is primarily due to two gains in 2008 which did not recur in 2009 (a $0.1 million gain on the early extinguishment of debt during the second quarter of 2008 and a $0.1 million litigation gain in the third quarter of 2008), as well as an increase in foreign currency exchange losses during 2009 compared to 2008.

Income Tax Expense

Income tax expense was $3.0 million for the nine months ended September 30, 2009 compared to $6.2 million for the same period in 2008.  The decrease is due to decreased income before income tax expense for the nine months ended September 30, 2009 compared to the same period in 2008. We recognized a $1.5 million income tax benefit related to the $10.2 million goodwill and intangible asset impairment loss incurred during the second quarter for the portion of goodwill which was deductible for tax purposes. Excluding the impact of the impairment loss, the effective income tax rate was 45.4% and 41.6% for the nine months ended September 30, 2009 and 2008, respectively. The increase in the effective income tax rate is primarily due to the decrease in income before income taxes, an increase in tax expense in 2009 compared to 2008 related to disregarded foreign entities for tax purposes and an increase in losses by the foreign subsidiaries for which we receive no income tax benefit. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the federal and state statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Liquidity and Capital Resources

Working Capital

For the nine months ended September 30, 2009, the Company’s working capital increased $4.1 million from $22.8 million at December 31, 2008 to $26.9 million at September 30, 2009. We believe that cash generated from operations and borrowings available under the General Physics Credit Agreement ($21.5 million of available borrowings as of September 30, 2009), will be sufficient to fund our working capital and other requirements for at least the next twelve months.

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

In addition to the payments discussed above, we may be required to pay the following additional contingent consideration in connection with the acquisitions we have completed to date:

•                  up to $1.3 million to the sellers of PCS, contingent upon the achievement of certain revenue targets during the twelve-month period ending February 28, 2010, which would be payable in the second quarter of 2010;

•                  up to $3.6 million of total additional consideration payable to the sellers of Milsom, of which a maximum of $1.2 million would be payable subsequent to each of the three twelve-month periods following the September 1, 2009 completion date, contingent upon the achievement of certain earnings targets during those periods; and

•                  up to $1.7 million of total contingent consideration payable to the sellers of two businesses acquired in the United Kingdom during the fourth quarter of 2008, which would be payable as follows: up to $0.4 million in 2009, $0.4 million in 2010, $0.5 million in 2011 and $0.4 million in 2012, based on current exchange rates. As of September 30, 2009, we accrued $0.2 million of contingent consideration for the first twelve-month period following the completion of one of the acquisitions.

Significant Customers & Concentration of Credit Risk

We have a concentration of revenue from General Motors Corporation and its affiliates (“General Motors”) as well as a market concentration in the automotive sector. For the nine months ended September 30, 2009 and 2008, revenue from General Motors accounted for approximately 17% and 19%, respectively, of our consolidated revenue, and revenue from the automotive industry accounted for approximately 23% and 29%, respectively, of our consolidated revenue. As of September 30, 2009, accounts receivable from General Motors totaled $8.8 million. On June 1, 2009, General Motors filed a voluntary petition under Chapter 11 of the US Bankruptcy Code. Subsequent to filing that petition, General Motors sold a portion of its business to Vehicle Acquisition Holdings LLC (“New GM”) as part of its reorganization plan.  In connection with that sale, substantially all of our executory contracts with General Motors were assigned to and assumed by New GM, and substantially all of our pre-petition accounts receivable have been paid. No material reserves against possible uncollectible accounts receivable from General Motors have been provided as General Motors has consistently made scheduled payments to date and substantially all accounts receivable outstanding on June 1, 2009, when General Motors filed bankruptcy, have been paid. No other customer accounted for more than 10% of our revenue during the nine months ended September 30, 2009 or accounts receivable as of September 30, 2009.

We also have a concentration of revenue from the United States government. For the nine months ended September 30, 2009 and 2008, sales to the United States government and its agencies represented approximately 23% and 18%, respectively, of our consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by us as separate customers.

Cash Flows

Nine Months ended September 30, 2009 Compared to the Nine Months ended September 30, 2008

The Company’s cash balance increased $0.2 million from $4.0 million as of December 31, 2008 to $4.1 million as of September 30, 2009. The increase in cash and cash equivalents during the nine months ended September 30, 2009 resulted from cash provided by operating activities of $10.1 million, cash used in investing activities of $6.2 million, cash used in financing activities of $4.0 million and a $0.2 million positive effect of exchange rate changes on cash and cash equivalents.

Cash provided by operating activities was $10.1 million for the nine months ended September 30, 2009 compared to $17.3 million for the same period in 2008.  The decrease in cash provided by operating activities compared to the prior year is primarily due to a decrease in net income as a result of the decreased revenue and operating income discussed above, as well as an increase in cash paid for taxes during 2009 compared to 2008 due to the utilization of net operating loss carryforwards. These decreases in cash provided by operations were offset by favorable changes in operating assets and liabilities during 2009 compared to 2008, primarily to due to a decrease in accounts receivable.

Cash used in investing activities was $6.2 million for the nine months ended September 30, 2009 compared to $6.6 million for the same period in 2008.  Cash used for capital expenditures decreased $1.2 million during 2009 compared to the same period in 2008 due to a reduction in overall spending and higher fixed asset purchases in 2008 related to new facilities. In addition, we used $2.2 million of cash for the acquisition of Milsom in the UK during September 2009 and $3.3 million of cash during 2009 for deferred acquisition costs, which consisted of $2.5 million of contingent consideration paid to the seller of Sandy and $0.8 million paid to the sellers of PCS ($0.5 million for a deferred acquisition payment and $0.3 million of contingent consideration based on the revenue targets achieved during the first twelve months following the acquisition). We used $3.8 million of cash during the same period in 2008 for acquisitions, including $1.1 million for the PCS acquisition, $2.5 million of contingent consideration paid to the seller of Sandy and $0.2 million of contingent consideration for the Smallpeice acquisition in the UK.

Cash used in financing activities was $4.0 million for the nine months ended September 30, 2009 compared to $10.4 million for the same period in 2008. The decrease in cash used in financing activities is primarily due to long-term debt repayments of $7.1 million in 2008 which did not recur in 2009, a $4.8 million decrease in cash used for share repurchases, and a $1.8 million decrease in the change in negative cash book balances during 2009 compared to the same period in 2008 (the negative cash book balance results from outstanding checks which had not cleared the bank at the end of the period and are classified as accounts payable in the condensed consolidated balance sheets and presented as a financing activity in the condensed consolidated statements of cash flows). In addition, we used $2.0 million of cash to repay short-term borrowings during the nine months ended September 30, 2009 compared to $5.3 million of cash provided from short-term borrowings during the same period in 2008.

Short-term Borrowings

General Physics has a $35 million Credit Agreement with a bank that expires on October 31, 2010, with annual renewal options, and is secured by certain assets of General Physics.  The maximum interest rate on borrowings under the Credit Agreement is at the daily LIBOR Market Index Rate plus 2.25%. Based upon the financial performance of General Physics, the interest rate can be reduced. As of September 30, 2009, the rate was LIBOR plus 1.25%, which resulted in a rate of 1.50% as of September 30, 2009.  The Credit Agreement contains covenants with respect to General Physics’ minimum tangible net worth, total liabilities ratio, leverage ratio, interest coverage ratio and its ability to make capital expenditures. General Physics was in compliance with all loan covenants under the amended Credit Agreement as of September 30, 2009. The Credit Agreement also contains certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends. The Credit Agreement permits General Physics to provide GP Strategies up to $10 million of cash to repurchase shares of its outstanding common stock in the open market. General Physics is otherwise currently restricted from paying dividends or management fees to GP Strategies in excess of $1 million in any year and the funding of stock repurchases discussed above. As of September 30, 2009, there were $1.3 million of borrowings outstanding and $21.5 million of available borrowings under the Credit Agreement, based upon 80% of eligible accounts receivable and 80% of eligible unbilled receivables.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates. Management’s Discussion and Analysis in Item 7 and Note 1 to the Consolidated Financial Statements in Item 8 of our Form 10-K for the year ended December 31, 2008, describe the significant accounting estimates and policies used in preparation of the Consolidated Financial Statements. There have been no significant changes in our critical accounting policies during the nine months ended September 30, 2009, however, below is a discussion of our accounting policy with respect to goodwill impairment testing in light of the goodwill impairment loss we recognized during the second quarter of 2009.

Impairment of Intangible Assets, Including Goodwill

We review goodwill for impairment annually as of December 31 and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. A reporting unit is an operating segment, or one level below an operating segment, as defined by current generally accepted accounting principles (“GAAP”). If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit’s assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value allocated to goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. We evaluate the reasonableness of the fair value calculations of our reporting units by reconciling the total of the fair values of all of our reporting units to our total market capitalization, and adjusting for an appropriate control premium.

Our reporting units are: (i) Manufacturing, (ii) E-Business & Learning Solutions (“EBLS”), (iii) Process & Aerospace (“P&A”), (iv) Homeland Security, Environmental & Emergency Management Services (“HSEEM”), (v) Energy and (vi) Sandy. The Manufacturing & EBLS reporting units comprise our Manufacturing & BPO segment and the P&A and HSEEM reporting units comprise our Process & Government segment, while the Energy and Sandy reporting units each represent a separate reportable segment. Subsequent to the recognition of the $9.9 million goodwill impairment loss in the Manufacturing reporting unit during the second quarter of

2009, which is discussed further below, the goodwill balances as of September 30, 2009 for each reporting unit were as follows (in thousands):

Reporting Unit
Manufacturing	$16,836
EBLS	14,213
Process & Aerospace	4,835
HSEEM	9,777
Energy	8,175
Sandy	—
$53,836

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

Off-Balance Sheet Arrangements – Guarantees

Subsequent to the spin-off of National Patent Development Corporation (“NPDC”) in 2004, we continued to guarantee certain operating leases for the Connecticut and New Jersey warehouses of Five Star Products, Inc. (“Five Star”). The leases expire on March 31, 2010.  In connection with our spin-off of NPDC, NPDC agreed to assume our obligation under such guarantees, to use commercially reasonable efforts to cause us to be released from each such guaranty, and to hold us harmless from all claims, expenses and liabilities connected with the leases or NPDC’s breach of any agreements effecting the spin-off. In March 2009, we received confirmation from the landlord that we were released from the guarantee on the Connecticut warehouse lease. We have not received confirmation that we have been released from the guarantee of the New Jersey warehouse.  The annual rent obligation for the New Jersey warehouse is currently believed to be approximately $1.6 million. We do not expect to incur any material payments associated with these guarantees, and as such, no liability is reflected in the consolidated balance sheets.

Accounting Standards Adopted

FASB Codification

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-1 105, Generally Accepted Accounting Principles (“ASC Topic 105”), which establishes the FASB Accounting Standards Codification (“Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification. After the Codification became effective (interim and annual periods ending on or after September 15, 2009), only one level of authoritative U.S. GAAP exists. All other literature will be considered non-authoritative. The Codification does not change existing U.S. GAAP. The Codification is effective for our third quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. Pursuant to the provisions of ASC Topic 105, the Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2009. The adoption of ASC Topic 105 did not impact the Company’s financial position or results of operations.

ASC Topic 805, Business Combinations

The Company adopted ASC Topic 805, Business Combinations (“Topic 805”), effective January 1, 2009. Topic 805 requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose the information necessary to evaluate and understand the nature and financial effect of the business combination. In addition, Topic 805 requires that contingent purchase consideration be recognized at fair value on the acquisition date with subsequent adjustments recognized in the consolidated statement of operations. The impact of Topic 805 on our consolidated financial statements will depend upon the nature, terms and size of the acquisitions we consummate. Refer to Note 4 to the Condensed Consolidated Financial Statements for the impact of adopting Topic 805 due to an acquisition we completed in 2009.

ASC Topic 855, Subsequent Events

In May 2009, the FASB issued ASC Topic 855, Subsequent Events (“Topic 855”), formerly referred to as SFAS No. 165. Topic 855 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued. More specifically, Topic 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. Topic 855 provides largely the same guidance on subsequent events which previously existed only in auditing literature. The statement was adopted by the Company in its second quarter ended June 30, 2009 and did not have an impact on its Consolidated Financial Statements. Subsequent events were evaluated by the Company through November 5, 2009, the date on which the Consolidated Financial Statements were filed.

Accounting Standard Issued But Not Yet Adopted

ASU No. 2009-13 – Multiple Deliverable Revenue Arrangement

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (“ASC Topic 605”) - Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force (“ASU No. 2009-13”). ASU No. 2009-13 amends guidance included within ASC Topic 605-25 to require an entity to use an estimated selling price when vendor specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. ASU No. 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company is currently evaluating the impact of adopting the provisions of ASU No. 2009-13.

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

Internal Control Over Financial Reporting

During the quarter ended September 30, 2009, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d—15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                                   Legal Proceedings

None.

Item 1A.                          Risk Factors

Below is an update to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008:

In 2008 General Physics consolidated its Sandy and BPO offices into a single facility subleased from Lear Corporation (“Lear”) in Troy, Michigan.  On July 7, 2009 Lear filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code.  In connection with its reorganization, Lear has sought and obtained court orders rejecting both the sublease with General Physics and its lease under which the sublease was granted, effective as of September 1, 2009.  Although its operations in the premises have not been adversely affected as of the date of this report, General Physics has been unable to enter into a new lease with the building owner and the Company can give no assurance that its operations in the premises will not be adversely affected.  The Company is actively seeking to negotiate a lease for suitable office space in that market.

Item 2.                                   Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s share repurchase activity for the three months ended September 30, 2009:

	Issuer Purchases of Equity Securities
				Total number		Approximate
				of shares		dollar value of
	Total number		Average	purchased as		shares that may yet
	of shares		price paid	part of publicly		be purchased under
Month	purchased		per share	announced program		the program
July 1-31, 2009	—			—		$3,214,000
August 1-31, 2009	87,600	(1)	$6.57	87,500	(2)	$2,635,000
September 1-30, 2009	33,400		$7.42	33,400	(2)	$2,385,000

(1)          Includes 100 shares surrendered to satisfy tax withholding obligations on restricted stock units which vested during August 2009.

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

Item 3.                                   Defaults Upon Senior Securities

None.

Item 4.                                   Submission of Matters to a Vote of Security Holders

None.

Item 5.                                   Other Information

None.

Item 6.                                   Exhibits

31.1           Certification of Chief Executive Officer of the Company dated November 5, 2009 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

31.2           Certification of Executive Vice President and Chief Financial Officer of the Company dated November 5, 2009 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

32.1           Certification of Chief Executive Officer and Chief Financial Officer of the Company dated November 5, 2009 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GP STRATEGIES CORPORATION

November 5, 2009	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

/s/ Sharon Esposito-Mayer
Sharon Esposito-Mayer
Executive Vice President and Chief Financial Officer