Form 10-K
period 2009-12-31
GP STRATEGIES CORP
filed 2010-03-04
CIK 70415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒ No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐ No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes   ☐ No   ☒

The aggregate market value of the outstanding shares of the Registrant’s Common Stock, par value $.01 per share, held by non-affiliates as of June 30, 2009 was approximately $86,814,000.

The number of shares outstanding of the registrant’s Common Stock as of February 26, 2010:

Class	Outstanding
Common Stock, par value $.01 per share	18,603,322 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Stockholders are incorporated herein by reference into Part III hereof.

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward looking statements.  Forward—looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results.  We use words such as “expects,” “intends,” “believes,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “plans” and similar expressions to indicate forward-looking statements, but their absence does not mean a statement is not forward-looking. Because these forward-looking statements are based upon management’s expectations and assumptions and are subject to risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, those factors set forth under Item 1A — Risk Factors and those other risks and uncertainties detailed in our periodic reports and registration statements filed with the Securities and Exchange Commission.  We caution that these risk factors may not be exhaustive.  We operate in a continually changing business environment, and new risk factors emerge from time to time.  We cannot predict these new risk factors, nor can we assess the effect, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ from those expressed or implied by these forward-looking statements.

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

Company Information Available on the Internet

Our internet address is www.gpworldwide.com.  We make available free of charge through our internet site, our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and any amendment to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after such material is electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (“SEC”).

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

General Development of Business

During the first four decades of our existence, we were engaged in a broad array of businesses, ranging from optical plastics to consulting services.  In June 2003, we embarked upon a plan to spin off non-core businesses and focus upon training, consulting, engineering and technical services.  We completed the spin-off of all of our non-core assets by September 2005. In addition, on January 19, 2006, we completed a restructuring of our capital stock, which had the effect of eliminating all outstanding shares of our Class B stock, which had ten votes per share and represented approximately 41% of our aggregate voting power.

We then began building our custom training business through internal growth and the acquisition of several complementary businesses. We expanded our service offerings to include sales training through the following acquisitions: (i) Peters Management Consultancy Ltd. (“PMC”), a performance improvement and sales training company in the United Kingdom (February 2006); (ii) Sandy Corporation (“Sandy”), a leader in custom product sales training primarily in the U.S. automotive industry and previously part of the ADP Dealer Services division of ADP, Inc. (“ADP”) (January 2007); and (iii) Via Training, LLC (“Via”), a U.S. custom e-Learning sales training company (June 2007). We strengthened and expanded our service offering to clients in the power generation industry through the acquisition of Performance Consulting Services, Inc. (“PCS”), an engineering and training company serving the power generation industry, in March 2008. In September 2009, we expanded our ability to deliver technical services in Europe through the acquisition of Milsom Industrial Designs Limited (“Milsom”), a provider of technical documentation, technical publications, technical recruiting and engineering design services primarily for the aerospace sector. In December 2009, we acquired two businesses we believe will help support and expand our already growing e-Learning business in both the commercial and government sectors. On December 1, 2009, we acquired Option Six, Inc. (“Option Six”), a provider of e-Learning and custom courseware development services with expertise in the software and pharmaceutical industries, and on December 30, 2009, we acquired PerformTech, Inc. (“PerformTech”), a provider of e-Learning, custom courseware development and other training services primarily for the U.S. Government.

On December 30, 2009, we completed a private placement of 2,857,143 shares of common stock with Sagard Capital Partners, L.P. (“Sagard”), at a price of $7.00 per share, generating gross proceeds of $20.0 million. Sagard’s equity investment equated to an ownership interest of approximately 15.4% at the time the transaction was completed. The investment by Sagard strengthens our ability to expand our platform as a leading custom training and performance improvement company through strategic acquisitions and internal growth. We utilized a portion of the net proceeds from the Sagard offering to fund the purchase price of the PerformTech acquisition discussed above.

Company Overview

We are a leading independent provider of customized training solutions focused on performance improvement initiatives for our clients. We also provide consulting, engineering and technical services which enhance our customized training capabilities and diversify our service offerings. We serve a large customer base across a broad range of industries. We serve leading companies in the automotive, steel, oil and gas, power, chemical, electronics and technology, software, healthcare and food and beverage industries, as well as government agencies. We have over four decades of experience in developing solutions to optimize workforce performance by providing services and products to our clients that assist them in successfully integrating their employees, processes and technology.

Our training services and products support existing, as well as the launch of new, plants, products, equipment, technologies and processes. We offer a wide range of training business process outsourcing (“BPO”) services, including design, delivery and global management of comprehensive learning programs, to national and multinational businesses and government organizations and can deliver our services individually or as a complete, integrated training solution. We have global execution capabilities and currently provide custom training services in more than 30 countries to many industry leaders, such as CIGNA Corporation, Cisco Systems, Eli Lilly, ExxonMobil, General Motors, Microsoft, Ford and United Technologies, as well as to government agencies including the U.S. Army and Department of Homeland Security. Our experience allows us to leverage our expertise across a wide variety of customer end markets ranging from heavy manufacturing such as automotive to the high tech bio-pharmaceutical industry. In 2009, for the sixth consecutive year, Training Industry, Inc., an industry trade organization, selected us as one of the Top 20 Companies in Training Outsourcing from among 500 companies. In addition, in 2009 Training Industry, Inc. selected us as one of the Top Sales Training Companies for the second consecutive year. During 2009, we also won several other industry awards including two prestigious “Learning In Practice” awards from Chief Learning Officer Magazine, a 2009 Lilly Global Supplier award, ranking third on the list of Top Training Outsourcing companies by HRO Today, and being named as one of the Top Training and Learning Business Process Outsourcing (LBPO) Providers by The Black Book of Outsourcing.

Our consulting, engineering, and technical support services range from traditional business consulting, including lean enterprise consulting services, to specialized engineering and technical support services, such as design and evaluation services regarding facilities, processes and systems. Our consulting and engineering customers typically operate in technically complex industries such as oil and gas, power, chemical, aerospace, transportation and manufacturing industries, and include customers such as The Boeing Company, General Dynamics Corporation, Luminant Energy, NRG Energy, Clean Energy Fuels and Ameren Energy. We have a strong reputation for providing services for leading edge and emerging technologies and believe we are a leader in the rapidly developing field of design and construction of alternative fuel stations, including liquefied natural gas (“LNG”) and hydrogen fueling stations. In addition, our consulting services support regulatory and environmental compliance, modification of facilities and processes and plant performance improvement.

Operating Segments

As of December 31, 2009, we operated through four reportable business segments: (i) Manufacturing & BPO, (ii) Process & Government, (iii) Energy, and (iv) Sandy Training & Marketing (“Sandy”). We are organized by operating group, primarily based upon the markets served by each group and the services performed. Each operating group consists of strategic business units (“SBUs”) and business units (“BUs”) which are focused on providing specific products and services to certain classes of customers or within targeted markets. Across operating groups, SBUs and BUs, we integrate similar service lines, technology, information, work products, client management and other resources. Communications and market research, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development. Two of our reportable business segments, Manufacturing & BPO and Process & Government, represent an aggregation of certain operating groups in accordance with the aggregation criteria defined by U.S. generally accepted accounting principles (“GAAP”), while our Energy and Sandy groups each represent one operating segment. Further information regarding each business segment is discussed below.

Manufacturing & BPO. Our Manufacturing & BPO segment delivers training, curriculum design and development, staff augmentation, e-Learning services, system hosting, integration and help desk support, training business process outsourcing, and consulting and technical services primarily to large companies in the electronics and semiconductors, steel, healthcare, pharmaceutical, software, financial and other industries as well as to government agencies. Our ability to deliver a wide range of training services allows us to take over the entire learning function for the client, including their training personnel.

Process & Government. Our Process & Government segment has over four decades of experience providing consulting, engineering, technical and training services, including emergency preparedness, safety and regulatory compliance, chemical demilitarization and environmental services primarily to federal and state government agencies, large government contractors and petroleum and chemical refining companies. This segment also provides design and construction of alternative fuel stations, including LNG and hydrogen fueling stations.

Energy. Our Energy segment provides engineering services, products and training primarily to electric power utilities. Our proprietary EtaProTM Performance Monitoring and Optimization System provides a suite of performance solutions for power generation plants and is installed at approximately 700 power generating units in over 25 countries. In addition, this segment provides web-based training through our GPiLearnTM portal to over 28,000 power plant personnel in the U.S. and in over 35 countries.

Sandy Training & Marketing. Our Sandy segment provides custom product sales training and has been a leader in serving manufacturing customers in the U.S. automotive industry for over 30 years. Sandy provides custom product sales training designed to better educate customer sales forces with respect to new product features and designs, in effect rapidly increasing the sales force knowledge base and enabling them to address detailed customer queries. Furthermore, Sandy helps our clients assess their customer relationship marketing strategy, measure performance against competitors and connect with their customers on a one-to-one basis. This segment also provides technical training services to automotive customers.

Segment Financial Information

For financial information about our business segments and geographic operations and revenue, see Note 13 to the accompanying Consolidated Financial Statements.

Services and Products

Our personnel bring a wide variety of professional, technical and military backgrounds together to create cost-effective solutions for modern business and governmental challenges. Our primary service and product categories are discussed in more detail below.

Custom Training, Sales Training and Performance Improvement. We provide custom training services and products to support existing, as well as the launch of new, plants, products, equipment, technologies and processes. The range of services includes fundamental analysis of a client’s training needs, curriculum design, instructional material development (in hard copy, electronic/software or other format), information technology service support and delivery of training. Training products include custom instructor and student training manuals, and instructional materials suitable for web-based and blended learning solutions. Our instructional delivery capabilities include traditional classroom, structured on-the-job training (OJT), just-in-time methods, computer-based, web-based, video-based and the full spectrum of e-Learning technologies. Our e-Learning services enable us to function as a single-source e-Learning solutions provider through our integration services and hosting, the development and provisioning of proprietary content and the aggregation and distribution of third party content.  In addition, our Sandy segment provides customer relationship marketing (CRM) products including brand loyalty publications and other related products. Sandy develops personalized publications for automotive clients which establish a link between the manufacturer/dealer and each customer. Sandy has also produced brand specific portfolios that are installed in the gloveboxes of new cars and trucks at the time of vehicle assembly.

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

Business Model Supports Visibility of Revenues. We believe the nature of our business, which includes established relationships with our clients, average project duration of one year, as well as many long term contracts with our customers provides us with a platform from which to drive revenues and gives us visibility into our future performance. We have long-standing relationships with many of our clients, with over 60% of our top 25 clients having used our services for five or more years.  Additionally, over 90% of our annual revenue is generated by existing prior year clients. We also had a backlog for services under executed contracts of $125.2 million as of December 31, 2009, most of which we anticipate will be recognized as revenue during 2010.

Highly Qualified and Dedicated Employees and Tenured Management Team. Our most important asset is our people, as their wide-ranging skill set enables us to serve our diverse and expanding global client base. As a result, we are committed to the continued development of our employees. We offer our employees technical, functional, industry, managerial and leadership skill development and training throughout their careers with us. We seek to reinforce our employees’ commitment to our clients, culture and values through a comprehensive performance management system and a career philosophy that rewards both individual performance and teamwork. We also benefit from the skill and experience of our executive management team, who together have in excess of 100 years experience in the training industry and have an average tenure with our company of over 20 years.

Contracts

We currently perform under fixed price (including fixed-fee per transaction), time-and-materials and cost-reimbursable contracts. Our contracts with the U.S. Government have predominantly been cost-reimbursable contracts and fixed price contracts. We are required to comply with Federal Acquisition Regulations and Government Cost Accounting Standards with respect to services provided to the U.S. Government and its agencies. These Regulations and Standards govern the procurement of goods and services by the U.S. Government and the nature of costs that can be charged with respect to such goods and services. All such contracts are subject to audit by a designated government audit agency, which in most cases is the Defense Contract Audit Agency (the “DCAA”). The DCAA has audited our contracts and indirect rates through 2004 without any material disallowances.

The following table illustrates the percentage of our total revenue attributable to each type of contract for the year ended December 31, 2009:

Fixed price (including fixed-fee per transaction)	68%
Time-and-materials, including fixed rate	22
Cost-reimbursable	10
Total revenue	100%

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

International

We conduct our business outside of the United States in over 30 countries primarily through General Physics’ wholly owned subsidiaries located in the United Kingdom, France, Germany, Canada, Mexico, Singapore, Malaysia, China and India. Through these subsidiaries, we are capable of providing substantially the same services and products as are available to clients in the United States, although modified as appropriate to address the language, business practices and cultural factors unique to each client and country. In combination with our subsidiaries, we are able to coordinate the delivery to multi-national clients of services and products that achieve consistency on a global, enterprise-wide basis.  Revenue from operations outside the United States represented approximately 14% of our consolidated revenue for the year ended December 31, 2009 (see Note 13 to the accompanying Consolidated Financial Statements).

Customers

During 2009, we provided services to over 500 customers. Significant customers include multinational automotive manufacturers, such as General Motors Corporation, Ford Motor Company and Hyundai Motor Company; commercial electric power utilities, such as Ameren Energy, NRG Energy and Luminant Energy; governmental agencies, such as the U.S. Department of Defense, U.S. Naval Undersea Warfare Center, Office of Personnel Management, and U.S. Social Security Administration; U.S. Government prime contractors, such as Bechtel National, Inc. and URS Corporation; and other large multinational companies, such as Cisco Systems, Inc., Texas Instruments, Microsoft, Eli Lilly & Co., United Technologies Corporation, Agilent Technologies, Inc., CIGNA Corporation, The Boeing Company, Exxon Mobil and United States Steel Corporation.

We have a concentration of revenue from General Motors Corporation and its affiliates (“General Motors”) as well as a market concentration in the automotive sector. Revenue from General Motors accounted for approximately 16% of our consolidated revenue for the year ended December 31, 2009, and revenue from the automotive industry accounted for approximately 21% of our consolidated revenue for the year ended December 31, 2009.  In addition, revenue from the U.S. Government accounted for approximately 23% of our consolidated revenue for the year ended December 31, 2009. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by us as separate customers. No other customer accounted for more than 10% of our revenue in 2009.

Employees

Our principal resource is our personnel. As of December 31, 2009, we had 1,780 employees and access to over 100 adjunct instructors and consultants. Our future success depends to a significant degree upon our ability to continue to attract, retain and integrate into our operations instructors, engineers, technical personnel and consultants who possess the skills and experience required to meet the needs of our clients.

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

Backlog

Our backlog for services under executed contracts and subcontracts was approximately $125.2 million and $131.7 million as of December 31, 2009 and 2008, respectively. We anticipate that most of our backlog as of December 31, 2009 will be recognized as revenue during 2010. However, the rate at which services are performed under certain contracts, and thus the rate at which backlog will be recognized, is at the discretion of the client and most contracts are, as mentioned above, subject to termination by the client upon written notice.

Environmental Statutes and Regulations

We provide environmental engineering services to our clients, including the development and management of site environmental remediation plans. Our activities in connection with providing environmental engineering services may also subject us to federal, state and local environmental laws and regulations (including, without limitation, the Clean Water Act, the Clean Air Act, Superfund, the Resource Conservation and Recovery Act and the Occupational Safety and Health Act). Although we subcontract most remediation construction activities and all removal and offsite disposal and treatment of hazardous substances, we could still be held liable for clean-up or violations of such laws as an “operator” or otherwise under such federal, state and local environmental laws and regulations with respect to a site where we have provided environmental engineering and support services. We believe, however, that we are in compliance in all material respects with such environmental laws and regulations.

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

Our revenues and profitability are related to general levels of economic activity and employment primarily in the United States and the United Kingdom.  As a result, the economic recession in both of those countries could harm our business and financial condition, as already seen by a decrease in our revenue and income during 2009. A significant portion of our revenues is derived from Fortune 500 companies and their international equivalents, which historically have decreased expenditures for external training during economic downturns.  If the economies in which these companies operate remain or are further weakened in any future period, these companies may further reduce their expenditures on external training, and other products and services supplied by us, which could materially and adversely affect our business, results of operations and financial condition.  As we expand our business globally, we might be subject to additional risks associated with economic conditions in the countries into which we enter or in which we expand our operations.

Our revenue and financial condition could be adversely affected by the loss of business from significant customers, including automotive manufacturers, the U.S. Government and other customers.

During the years ended December 31, 2009, 2008 and 2007, revenue from General Motors accounted for approximately 16%, 20% and 21%, respectively, of our consolidated revenue and revenue from our customers in the automotive industry, including General Motors, accounted for approximately 21% and 28%, respectively, of our consolidated revenue.  In addition, accounts receivable from General Motors totaled $8.0 million as of December 31, 2009. In recent periods, General Motors and other auto manufacturers have reported a sharp reduction in vehicle sales which has resulted in substantial losses and severe liquidity problems, leading to efforts to restructure their operations to remain solvent and to seek government funding.  Further cost-cutting, a lack of sufficient funding or a decision to cease or reduce contract awards to us, could adversely affect our business and financial condition. In addition, default in payment of accounts receivable from General Motors or other significant customers could cause us to incur substantial losses.

For the years ended December 31, 2009, 2008 and 2007, revenue from the U.S. Government represented approximately 23%, 18% and 18% of our consolidated revenue, respectively.  However, the revenue was derived from a number of separate contracts with a variety of government agencies we regard as separate customers. In addition, our acquisition of PerformTech in December 2009 will result in an increase in the percentage of our revenue from the U.S. Government. If PerformTech had been included in our results of operations for the year ended December 31, 2009, our revenue from the U.S. Government would have represented approximately 27% of our consolidated revenue for the year ended December 31, 2009. Government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits by government representatives and profit and cost controls.  If we fail to comply with all of the applicable regulations, requirements or laws, our existing contracts with the government could be terminated and our ability to seek future government contracts or subcontracts could be adversely affected.  In addition, the funding of government contracts is subject to Congressional appropriations.  Budget decisions made by the U.S. Government are outside of our control and could result in a reduction or elimination of contract funding.  A shift in government spending to other programs in which we are not involved or a reduction in general government spending could have a negative impact on our financial condition.  The U.S. Government is under no obligation to maintain funding for or to continue to fund our contracts or subcontracts.

Although no other customers account for more than 10% of our consolidated revenue, we experienced declines in our revenue during 2009 from certain other top customers, primarily in the manufacturing sector. A further loss of business from these or other customers could adversely affect our revenue and financial condition. In addition, substantially all of our contracts are subject to termination on written notice and, therefore, our operations are dependent upon our customers’ continued satisfaction with our services and their continued inability or unwillingness to perform those services themselves or to engage other third-parties to deliver such services.

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

•         factors affecting securities of companies included in the Russell 3000® Index, to which our common stock was added in 2009;

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

We incurred goodwill and intangible asset impairment charges of $10.2 million and $5.5 million for the years ended December 31, 2009 and 2008, respectively, and may incur further material goodwill and other intangible asset impairment charges in future periods.

We recognized a goodwill and intangible asset impairment loss of $10.2 million during the second quarter of 2009 related to our Manufacturing reporting unit and a goodwill impairment loss of $5.5 million for the year ended December 31, 2008 related to our Sandy reporting unit. The impairment losses were primarily due to a significant decline in our market capitalization during these periods and significant declines in the volume of business with customers in the manufacturing and automotive sectors. See the Management Discussion of Critical Accounting Policies section in Item 7 for further discussion regarding the factors leading to these asset impairments and the valuation methodologies and assumptions used in the impairment tests. As of December 31, 2009 after recognizing these impairment charges, we had remaining goodwill of $67.3 million and other intangible assets of $10.2 million in connection with acquisitions. In accordance with U.S. GAAP, goodwill is reviewed annually for impairment unless circumstances or events indicate that an impairment test should be performed sooner to determine if there has been any impairment to value.  The review for impairment is based on several factors requiring judgment. A decrease in expected cash flows or change in market conditions, among other things, may indicate potential impairment of recorded goodwill.

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

•          fluctuations in project profitability;

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

In addition, we provide domestic preparedness and emergency management services, including disaster recovery services, which can result in revenue volatility associated with the unpredictability of certain events occurring and the need for these types of services.  Accordingly, it is difficult for us to forecast our growth and results of operations on a quarterly basis.  If we fail to meet expectations of investors or analysts, our stock price may fall rapidly and without notice.  Furthermore, the fluctuation of quarterly operating results may render less meaningful period-to-period comparisons of our operating results.

We are vulnerable to the cyclical nature of the markets we serve.

The demand for our services and products is dependent upon training and marketing budgets and the existence of projects with training, engineering, procurement, construction or management needs.  Although downturns can impact our entire business, the automotive, construction, alternative fuels and energy industries are examples of sectors that are cyclical in nature and have been affected from time to time by fluctuations in either national or worldwide demand for these projects.  Industries such as these and many of the others we serve have historically been and might continue to be vulnerable to general downturns and are and might continue to be cyclical in nature.  During economic downturns, our clients might demand better terms.  In addition, many of our training contracts are subject to modification in the event of certain material changes in the business or demand for our services.  Our government clients also might face budget deficits that prohibit them from funding proposed and existing projects.  As a result, our past results have varied considerably and could continue to vary depending upon the demand for future projects in the industries that we serve.

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

•                  acquisitions may create unanticipated tax and accounting problems; and

•                  acquisitions may result in a material weakness in our internal controls if we are not able to successfully establish and implement proper controls and procedures for the acquired business.

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

We might not be able to integrate successfully any business we have acquired or could acquire in the future.  The integration of the businesses will be complex and time consuming and will place a significant strain on our management, administrative services personnel and information systems.  This strain could disrupt our business.  Furthermore, we could be adversely impacted by unknown liabilities of acquired businesses.  We could encounter substantial difficulties, costs and delays involved in integrating common accounting, information and communication systems, operating procedures, internal controls and human resources practices, including incompatibility of business cultures and the loss of key employees and customers.  Also, depending on the type of acquisition, a key element of our strategy may include retaining management and key personnel of the acquired business to operate the acquired business for us.  Our inability to retain these individuals could materially impair the value of an acquired business. In addition, small businesses acquired by us may have greater difficulty competing for new work as a result of being part of our larger entity. These difficulties could reduce our ability to gain customers or retain existing customers, and could increase operating expenses, resulting in reduced revenues and income and a failure to realize the anticipated benefits of acquisitions.

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

Our backlog for services under executed contracts (including subcontracts and purchase orders) was approximately $125.2 million, $131.7 million and $140.3 million as of December 31, 2009, 2008 and 2007, respectively.  There can be no assurance that the revenues projected in our backlog will be realized or, if realized, will result in profits.  Further, contract terminations or reductions in the original scope of contracts reflected in our backlog might occur at any time as discussed below in more detail.

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

Our revenue outside of the U.S. was approximately 14%, 13% and 11% of our total revenue for the years ended December 31, 2009, 2008 and 2007, respectively. We conduct our business primarily in the U.S., the United Kingdom, Canada, Mexico, Malaysia and Singapore, but also in other developed and developing countries, including India and China.  We intend to continue to expand our global operations which could involve expanding into countries other than those in which we currently operate.  It could also involve expanding into less developed countries, which may have less political, social or economic stability and less developed infrastructure and legal systems.  International sales and operations might be subject to a variety of risks, including:

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

Approximately 14% of our revenue and costs for the year ended December 31, 2009 were denominated in foreign currencies, including the British Pound Sterling, the Canadian Dollar and the Euro, and, to a lesser extent, the Mexican Peso, the Malaysian Ringgit, the Indian Rupee, the Singapore Dollar and the Chinese Yuan. British Pound Sterling-denominated revenue represented approximately 11% of our revenue for the year ended December 31, 2009.  As a result, changes in the exchange rates of these foreign currencies to the U.S. Dollar will affect our consolidated U.S.

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

We engage in activities in which there are substantial risks of potential liability.  We provide services involving electric power distribution and generation, nuclear power, chemical weapons destruction, petrochemical process training, pipeline operations, volatile fuels such as hydrogen and liquefied natural gas (“LNG”), environmental remediation, engineering design and construction management.  We maintain a consolidated insurance program (including general liability coverage) covering the companies we currently own, including General Physics.  Claims by or against any covered insured could reduce the amount of available insurance coverage for the other insureds and for other claims. In addition, certain liabilities might not be covered at all, such as deductibles, self-insured retentions, amounts in excess of applicable insurance limits and claims that fall outside the coverage of our policies.

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

In November 2004, we completed the spin-off to our stockholders of the shares of stock we owned in National Patent Development Corporation (“NPDC”).  Prior to the spin-off, we provided certain financial guarantees and entered into transactions involving assets owned by NPDC or subsequently contributed by us to NPDC.  We may be contingently liable for certain lease obligations of NPDC subsequent to the spin-off.  We no longer have the assets of NPDC available to us to use to satisfy these obligations, and if NPDC fails to satisfy obligations for which we continue to guarantee, we could be responsible for satisfying those obligations, which could adversely impact our financial condition.

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

Item 1B:                          Unresolved Staff Comments

None.

Item 2:                                  Properties

We do not own any significant real property, but we and our subsidiaries lease an aggregate of approximately 323,000 square feet of primarily office and related space at various locations throughout the United States, the United Kingdom, Canada, Mexico, Malaysia, India and China. We occupy approximately 30,700 square feet in an office building in Elkridge, Maryland for our corporate headquarters under a lease which expires in 2013, and approximately 60,000 square feet in an office building in Troy, Michigan under a sublease we entered into with Lear Corporation, which in 2009 filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code and subsequently obtained court approval to reject both our sublease and the superior lease under which the sublease was made. Although there has been no interruption of our operations in that location, the legal status of our continued occupancy of space in the building is uncertain.

We believe that our properties have been well maintained, are suitable and adequate for us to operate at present levels and the productive capacity and extent of utilization of the facilities are appropriate for our existing real estate requirements. Upon expiration of these leases, we do not anticipate any difficulty in obtaining renewals or alternative space.

Item 3:                                  Legal Proceedings

We are a party to lawsuits and other contingencies in the ordinary course of our business. We do not believe that we are a party to any material pending legal proceedings or that it is probable that the outcome of any individual action would have an adverse effect in the aggregate on our financial condition.

Item 4:                                  Submission of Matters to a Vote of Security Holders

On November 12, 2009, we held our annual meeting of shareholders. At that meeting, the following matters were voted upon:

1.                    Our stockholders elected the Directors listed below for terms continuing until the 2010 annual meeting of stockholders by the following votes:

	Common Shares Cast:
	For	Withheld

Harvey P. Eisen	13,317,035	51,345
Marshall S. Geller	13,310,500	57,880
Scott N. Greenberg	13,336,768	31,612
Sue W. Kelly	13,289,540	78,840
Richard C. Pfenniger, Jr.	8,472,784	4,895,596
A. Marvin Strait	13,314,176	54,204
Gene A. Washington	13,313,477	54,903

2.                    Our stockholders ratified the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009. Our stockholders cast 13,219,601 votes for ratification of KPMG LLP, 138,724 votes against ratification of KPMG LLP, and there were 10,054 abstentions.

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

	2009
Quarter	High	Low
First	$4.85	$2.70
Second	6.84	3.11
Third	7.80	5.80
Fourth	8.39	5.76

	2008
Quarter	High	Low
First	$11.08	$8.70
Second	10.23	7.80
Third	10.14	7.60
Fourth	9.60	3.00

The number of shareholders of record of our common stock as of February 26, 2010 was 1,046 and the closing price of our common stock on the New York Stock Exchange on that date was $7.86.

We have not declared or paid any cash dividends on our common stock during the two most recent fiscal years. We do not anticipate paying cash dividends on our common stock in the foreseeable future and intend to retain future earnings to finance the growth and development of our business. In addition, the General Physics Credit Agreement (see Item 7) contains restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends. The Credit Agreement permits General Physics to provide GP Strategies up to $10 million of cash to repurchase shares of its outstanding common stock in the open market. There was $6.8 million remaining available for future share repurchases under the $10 million authorized amount as of December 31, 2009. General Physics is otherwise currently restricted under the Credit Agreement from paying dividends or management fees to GP Strategies in excess of $1.0 million in any fiscal year, with the exception of a waiver which permitted General Physics to provide up to $8.1 million in cash to repay debt obligations which matured in 2008 and the funding of stock repurchases discussed above.

Performance Graph

The following graph assumes $100 was invested on January 1, 2005 in GP Strategies Common Stock, and compares the share price performance with the Education Training Services Index (Hemscott Group Index) and the NYSE Market Index.  This chart does not reflect the dividends to our shareholders of shares of GSE Systems, Inc. (“GSE”) in September 2005 in connection with the spin-off. Values are as of December 31 of the specified year assuming that all dividends were reinvested.

Company / Index Name	Year ended December 31,
	2004	2005	2006	2007	2008	2009
GP Strategies Corp.	$100.00	$114.13	$116.08	$148.95	$63.08	$105.31
Education & Training Services	100.00	87.66	76.04	117.48	116.24	106.97
NYSE Market Index	100.00	109.36	131.75	143.43	87.12	111.76

Issuer Purchases of Equity Securities

The following table provides information about our share repurchase activity for the three months ended December 31, 2009:

	Issuer Purchases of Equity Securities
Month	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
October 1-31, 2009	—			—	$—
November 1-30, 2009	24,719	(1)	$7.75	—	$—
December 1-31, 2009	9	(1)	$6.11	—	$—

(1)	Represents shares surrendered to satisfy tax withholding obligations on restricted stock units which vested during these periods.

Item 6:                                  Selected Financial Data

The selected financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements and the notes thereto included elsewhere in this report. Our consolidated statement of operations data for the years ended December 31, 2009, 2008, and 2007 and our consolidated balance sheet data as of December 31, 2009 and 2008 have been derived from our audited consolidated financial statements included elsewhere in this report. Our consolidated statement of operations data for the years ended December 31, 2006 and 2005 and our consolidated balance sheet data as of December 31, 2006, 2005, and 2004 have been derived from audited consolidated financial statements, which are not presented in this report.

On September 30, 2005, we completed the spin-off of our majority ownership interest in GSE. The results of operations of GSE have been reclassified as discontinued operations in the consolidated statements of operations for the year ended December 31, 2005.

	Years ended December 31,
	2009	2008	2007	2006	2005
		(In thousands, except per share amounts)
Statement of Operations Data
Revenue	$219,240	$267,893	$248,422	$178,783	$175,555
Gross profit (1)	34,091	40,809	38,075	27,651	25,860
Goodwill and intangible asset impairment loss	10,163	5,508	—	—	—
Interest expense	217	699	1,218	1,558	1,518
Gain on litigation settlement, net	—	—	—	—	5,552
Income from continuing operations before income taxes	3,395	14,150	16,906	11,710	15,224
Income (loss) from continuing operations	(1,190)	7,837	9,684	6,642	8,457
Loss from discontinued operations, net of income taxes	—	—	—	—	(1,244)
Net income (loss)	(1,190)	7,837	9,684	6,642	7,213
Diluted earnings per share:
Income (loss) from continuing operations	$(0.07)	$0.47	$0.56	$0.40	$0.45
Loss from discontinued operations	—	—	—	—	(0.07)
Diluted earnings (loss) per share	$(0.07)	$0.47	$0.56	$0.40	$0.38

	December 31,
	2009	2008	2007	2006	2005
		(In thousands, except per share amounts)
Balance Sheet Data
Cash and cash equivalents (2)	$10,803	$3,961	$3,868	$8,660	$18,118
Short-term borrowings	—	3,234	2,953	—	—
Working capital	37,377	22,849	18,080	23,142	34,804
Total assets	156,701	135,840	147,445	121,400	134,641
Long-term debt, including current maturities	—	—	7,986	10,926	11,380
Stockholders’ equity	110,890	92,806	90,382	79,731	94,342

(1)

Effective January 1, 2009, the Company changed the classification of certain information technology (IT) infrastructure costs on the consolidated statement of operations from cost of revenue to selling, general and administrative expenses. The statements of operations for all prior years have been reclassified to conform with the presentation for 2009, resulting in a decrease in cost of revenue and corresponding increase in selling, general and administrative expenses.

(2)	Cash and cash equivalents include one-time cash receipts associated with the EDS arbitration award and litigation settlement in 2005.

Item 7:                                  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2009 which are located in Item 8 of this report.

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

As of December 31, 2009, we operated through four reportable business segments: (i) Manufacturing & BPO, (ii) Process & Government, (iii) Energy, and (iv) Sandy Training & Marketing (“Sandy”). We are organized by operating group, primarily based upon the markets served by each group and the services performed. Each operating group consists of strategic business units (“SBUs”) and business units (“BUs”) which are focused on providing specific products and services to certain classes of customers or within targeted markets. Across operating groups, SBUs and BUs, we integrate similar service lines, technology, information, work products, client management and other resources. Communications and market research, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development. Two of our reportable business segments, Manufacturing & BPO and Process & Government, represent an aggregation of certain operating groups in accordance with the aggregation criteria in U.S. GAAP, while our Energy and Sandy groups each represent one operating segment. We review our reportable business segments on a continual basis and could change our reportable business segments from time to time in the event of organizational changes.

Further information regarding each business segment is discussed below.

Manufacturing & BPO. Our Manufacturing & BPO segment delivers training, curriculum design and development, staff augmentation, e-Learning services, system hosting, integration and help desk support, training business process outsourcing, and consulting and technical services primarily to large companies in the electronics and semiconductors, steel, healthcare, pharmaceutical, software, financial and other industries as well as to government agencies. Our ability to deliver a wide range of training services allows us to take over the entire learning function for the client, including their training personnel.

Process & Government. Our Process & Government segment has over four decades of experience providing consulting, engineering, technical and training services, including emergency preparedness, safety and regulatory compliance, chemical demilitarization and environmental services primarily to federal and state government agencies, large government contractors and petroleum and chemical refining companies. This segment also provides design and construction of alternative fuel stations, including LNG and hydrogen fueling stations.

Energy. Our Energy segment provides engineering services, products and training primarily to electric power utilities. Our proprietary EtaProTM Performance Monitoring and Optimization System provides a suite of performance solutions for power generation plants and is installed at approximately 700 power generating units in over 25 countries. In addition, this segment provides web-based training through our GPiLearnTM portal to over 28,000 power plant personnel in the U.S. and in over 35 countries.

Sandy Training & Marketing. Our Sandy segment provides custom product sales training and has been a leader in serving manufacturing customers in the U.S. automotive industry for over 30 years. Sandy provides custom product sales training designed to better educate customer sales forces with respect to new product features and designs, in effect rapidly increasing the sales force knowledge base and enabling them to address detailed customer queries.

Furthermore, Sandy helps our clients assess their customer relationship marketing strategy, measure performance against competitors and connect with their customers on a one-to-one basis. This segment also provides technical training services to automotive customers.

We discuss our business in more detail in Item 1.Business and the risk factors affecting our business in Item 1A. Risk Factors.

Business Strategy

We seek to increase shareholder value by pursuing the following strategies:

Continuously enhance our service offerings and capabilities. We plan to continuously expand our services and capabilities through organic growth initiatives based upon our technical expertise as well as through targeted acquisitions.  For example, our acquisitions of PMC, Sandy and Via in 2007 added product sales training to our services offering and expanded our e-Learning capabilities, our acquisition of PCS in 2008 strengthened and enhanced our service offerings to clients in the energy industry, and our acquisitions of Option Six and PerformTech in 2009 strengthened our e-Learning and custom training content development services in both the commercial and government sectors.  We believe that the breadth of our service and product offerings allows us to effectively compete for customers by offering a comprehensive solution for custom training, consulting, engineering and technical services.  We will continue to focus on increasing our capabilities to drive incremental growth from new, as well as existing, clients.

Develop and maintain strong customer relationships. We plan to preserve and grow our business by cross-selling our services and capabilities across and within our existing client base. We have a successful track record of increasing the scope of our work for a number of our clients, many of whom we estimate currently outsource only a fraction of their training expenditures.  We believe that as our clients benefit from the effective, cost-efficient and flexible training solutions and services that we provide, many of them will find it beneficial to increase the scope of training services that they outsource to third party providers.  We believe that the strength of our relationships with our existing clients, including the insight and knowledge into their operations that we have developed through these relationships, when combined with the broad range of our service and product offerings, provide us with an advantage when competing for these additional expenditures. We realize that many companies have reduced their external training expenditures due to the economic recession; however, we will strive to preserve our relationships and increase our proportion of our customers’ total spend.

Remain competitive in the current economic environment. We experienced a reduction in revenue during 2009 as a result of the economic recession, primarily due to a slow down in certain of the end market sectors we serve, such as automotive and manufacturing.  At the beginning of 2009, we implemented a cost management strategy to ensure that we remained competitive in this economic environment and are well positioned when the economy recovers. We took certain cost-cutting measures to achieve this goal, including reducing the number of personnel in certain areas of our business to re-align costs with anticipated reductions in revenue streams, restricting salary increases, reducing our matching contribution to the Retirement Savings Plan and increasing our employees’ share of the cost of health insurance coverage. These actions have enabled us to maintain profit margins despite decreased revenue streams and we believe we remain in a strong competitive and financial position to compete during these difficult times.

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

Maintain our international presence. We believe international markets offer growth opportunities for our services. We intend to leverage our current international presence as well as continue pursuing our strategy of enhancing our international platform by selectively acquiring businesses in targeted geographies and following our current clients into new geographic markets. In our experience, many of our clients are seeking access to these and other attractive international markets and as such we intend to enhance our international capabilities. In order to support their business expansion we are providing employee training solutions across organizations in different countries and different languages, while maintaining quality and consistency in the overall training program.  By moving into specific international markets with our existing clients, we are able to not only deepen our relationships with those clients, but are also able to develop expertise in those markets that we can leverage to additional customers. We believe that following this strategy provides us with opportunities to gain access to international markets with established client relationships in those markets.

Continue our disciplined acquisition strategy. We plan to continue to focus on evaluating compelling strategic acquisition targets to enhance our service offerings and delivery capabilities and to expand our geographic footprint.  We have followed a disciplined approach to target selection and have been able to acquire complementary businesses at what we believe are attractive valuations.  Since 2006, we have acquired ten businesses with current annualized revenues totaling over $90 million, expanding our e-Learning capabilities and adding complementary services such as product sales training.  Five of these businesses are in the United Kingdom and have strengthened our international platform, enabling us to meet the needs of our global clients while providing additional client opportunities. We also believe that our current operating structure, which utilizes a centralized infrastructure of corporate services to support our various platforms, enhances our ability to quickly and cost-effectively integrate acquisitions.  We look to identify acquisitions to augment our capabilities when we believe acquisitions are the quickest and most efficient way of expanding our platform and service offerings.

Significant Events

Investment by Sagard Capital Partners, L.P.

On December 30, 2009, we completed a private placement of 2,857,143 shares of common stock with Sagard Capital Partners, L.P. (“Sagard”), at a price of $7.00 per share, generating gross proceeds of $20.0 million. Sagard’s equity investment equated to an ownership interest of approximately 15.4% at the time the transaction was completed. The investment by Sagard strengthens our ability to expand our platform as a leading custom training and performance improvement company through strategic acquisitions and internal growth. We utilized a portion of the net proceeds from the Sagard offering to fund the purchase price of the PerformTech acquisition which is discussed in more detail below.

Acquisitions

Below is a summary of the acquisitions we have completed during the years ended December 31, 2009, 2008 and 2007. See Note 2 to the accompanying Consolidated Financial Statements for further details, including the purchase price allocations.

PerformTech

Effective December 30, 2009, General Physics acquired PerformTech, a provider of custom courseware development and other training services primarily for the U.S. Government. PerformTech, located in Alexandria, Virginia, is a leading developer of custom training solutions, with a significant presence supporting federal government priorities including border security, anti-terrorism, and highway engineering.  PerformTech leverages its extensive past performance, proprietary development tools, and technical expertise in needs analysis, curriculum development (classroom and web-based), and training delivery to address clients’ mission critical needs. The purchase price at closing consisted of $18.1 million in cash paid to the sellers ($15.6 million net of $2.4 million cash acquired), to be subsequently adjusted within 120 days of the effective date based on actual working capital as defined in the purchase agreement. In addition, the purchase agreement requires up to an additional $4.5 million to be paid to the sellers, contingent upon the achievement of certain revenue targets, as defined in the purchase agreement, during the two twelve-month periods following the completion of the acquisition. PerformTech is included in our Manufacturing & BPO segment and the results of its operations will be included in the consolidated financial statements for the period beginning January 1, 2010. The balance sheet accounts of PerformTech are reflected in our consolidated balance sheet as of December 31, 2009. The pro-forma impact of the PerformTech acquisition is not material to our results of operations for the year ended December 31, 2009.

Option Six

Effective December 1, 2009, General Physics acquired Option Six, a provider of custom courseware development services with expertise in the software and pharmaceutical industries. Option Six, located in Bloomington, Indiana, provides blended learning courseware development. The purchase price at closing consisted of $4.1 million in cash paid to the sellers ($3.1 million net of $0.9 million cash acquired), subject to adjustment based on actual net assets as defined in the purchase agreement. In addition, the purchase agreement requires up to an additional $2.0 million to be paid to the sellers, contingent upon the achievement of certain earnings targets, as defined in the purchase agreement, during the two twelve-month periods following the completion of the acquisition. Option Six is included in our Manufacturing & BPO segment and the results of its operations have been included in the consolidated financial statements for the period beginning December 1, 2009. The pro-forma impact of the Option Six acquisition is not material to our results of operations for the year ended December 31, 2009.

Milsom

Effective September 1, 2009, General Physics, through its wholly owned subsidiary, General Physics (UK) Ltd. (“GPUK”), acquired Milsom, a provider of technical documentation, technical publications, technical recruiting and engineering design services. Milsom provides extensive technical services for aerospace and engineering companies. GPUK acquired 100% ownership of Milsom for a purchase price of approximately $2.5 million in cash. In addition, the purchase agreement requires GPUK to pay up to an additional $3.6 million, of which $1.2 million would be payable subsequent to each of the three twelve-month periods following completion of the acquisition, contingent upon Milsom achieving certain earnings targets during those periods, as defined in the purchase agreement. Milsom is included in the Company’s Manufacturing & BPO segment and its results of operations are included in the consolidated financial statements for the period beginning September 1, 2009.  The pro-forma impact of the Milsom acquisition is not material to our results of operations for the year ended December 31, 2009.

Performance Consulting Services, Inc. (PCS)

On March 1, 2008, General Physics completed the acquisition of PCS, a company specializing in performance engineering support, training, combustion optimization, the implementation of smart equipment condition monitoring systems and testing services for power plants. The purchase price at closing consisted of $1.0 million in cash paid to the sellers and $1.0 million of guaranteed future payments paid in two equal installments on January 31, 2009 and January 31, 2010. In addition, the purchase agreement requires up to an additional $2.3 million to be paid to the sellers, contingent upon the achievement of certain revenue targets, as defined in the purchase agreement, during the two twelve-month periods following the completion of the acquisition. During the second quarter of 2009, we paid $0.3 million of contingent consideration to the sellers based on the revenue targets achieved for the first twelve-month period following the completion of the acquisition. PCS is included in our Energy segment and the results of its operations have been included in the consolidated financial statements for the period beginning March 1, 2008. The pro-forma impact of the PCS acquisition is not material to our results of operations for the year ended December 31, 2008.

Other 2008 Acquisitions

During the fourth quarter of 2008, General Physics, through its wholly owned GPUK subsidiary, completed two separate acquisitions of training and consulting companies in the United Kingdom. The total purchase price for these businesses was approximately $0.9 million in cash. In addition, the purchase agreements require up to an additional $1.6 million to be paid to the sellers, contingent upon the achievement of certain earnings targets, as defined in the purchase agreements, over a four-year period subsequent to the acquisitions. During the fourth quarter of 2009, we paid $0.2 million to the sellers of one of the acquired businesses based on the earnings targets achieved for the first twelve-month period following the completion of the acquisition. The pro-forma impact of these acquisitions is not material to our results of operations for the year ended December 31, 2008.

Via Training, LLC (Via)

On October 1, 2007, General Physics acquired Via, a U.S. custom e-Learning sales training company, for a purchase price of $1.8 million in cash paid at closing. In addition, the purchase agreement requires up to an additional $3.3 million to be paid to the seller, contingent upon Via achieving certain earnings targets, as defined in the purchase agreement, during the two twelve-month periods following the completion of the acquisition. No contingent consideration was paid as the earnings targets were not achieved for the two twelve-month periods following the completion of the acquisition. Via is included in our Manufacturing & BPO segment and its results of operations are included in our consolidated financial statements for the period beginning October 1, 2007. The pro-forma impact of the Via acquisition is not material to our results of operations for the year ended December 31, 2007.

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

Sandy Corporation

On January 23, 2007, General Physics completed the acquisition of Sandy, a leader in custom product sales training and part of the ADP Dealer Services division of ADP. Sandy, which is run as an unincorporated division of General Physics, offers custom sales training and print-based and electronic publications primarily to the U.S. automotive industry. General Physics acquired certain assets and the business of Sandy for a purchase price of approximately $4.4 million cash paid to ADP. In addition, the purchase agreement requires up to an additional $8.0 million to be paid to ADP, contingent upon Sandy achieving certain revenue targets during the two twelve-month periods following the completion of the acquisition. General Physics paid a total of $5.0 million of contingent consideration ($2.5 million in both 2008 and 2009) with respect to the two twelve-month periods subsequent to the acquisition based on the revenue targets achieved for those periods.

Sandy is included in our Sandy Training and Marketing segment and the results of its operations have been included in our consolidated financial statements for the period beginning January 23, 2007. The following unaudited pro-forma consolidated results of operations of the Company assume that the acquisition of Sandy was completed as of January 1, 2007:

Year ended
December 31,
2007
(In thousands, except per share amounts)
Revenue	$252,370
Net income	9,825
Basic earnings per share	0.59
Diluted earnings per share	0.57

The pro-forma data above may not be indicative of the results that would have been obtained had the acquisition actually been completed at the beginning of the periods presented, nor is it intended to be a projection of future results.

Share Repurchase Program

Since January 2006, our Board of Directors has authorized a total of $23 million of repurchases of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors.  During the years ended December 31, 2009, 2008, 2007 and 2006, we repurchased approximately 526,000, 1,091,000, 678,500 and 420,000 shares, respectively, of our common stock in the open market for a total cost of approximately $2.2 million, $8.8 million, $6.5 million and $3.1 million, respectively. As of December 31, 2009, there was approximately $2.4 million available for future repurchases under the buyback program. There is no expiration date for the repurchase program.

Results of Operations

Operating Highlights

Year ended December 31, 2009 compared to the year ended December 31, 2008

For the year ended December 31, 2009, we had income before income taxes of $3.4 million compared to $14.2 million for the year ended December 31, 2008.  We incurred goodwill and intangible asset impairment losses of $10.2 million during 2009 and $5.5 million in 2008 which are discussed in more detail below. Excluding the goodwill impairment losses in both years, we had a decrease in operating income of $6.0 million, the components of which are discussed below, a decrease in interest expense of $0.5 million and a decrease in other income of $0.6 million. Net loss was $1.2 million, or ($0.07) per diluted share, for the year ended December 31, 2009 compared to net income of $7.8 million, or $0.47 per diluted share, for 2008. Excluding the impact of the goodwill impairment losses in both years, net income was $7.4 million, or $0.47 per diluted share for the year ended December 31, 2009, compared to net income of $11.1 million, or $0.67 per diluted share, for 2008.

Diluted weighted average shares outstanding were 15.9 million for the year ended December 31, 2009 compared to 16.6 million for the same period in 2008. The decrease in shares outstanding is primarily due to repurchases of our common stock in the open market in connection with our share repurchase program discussed above.

Revenue

	Years ended December 31,
	2009	2008
	(Dollars in thousands)
Manufacturing & BPO	$97,290	$119,041
Process & Government	53,642	54,394
Energy	22,674	22,018
Sandy Training & Marketing	45,634	72,440
	$219,240	$267,893

Manufacturing & BPO revenue decreased $21.8 million or 18.3% during the year ended December 31, 2009 compared to 2008. The decrease in revenue is due to the following:

•                  $13.0 million net decrease in revenue from BPO customers primarily due to a slowdown in spending by several customers resulting in an overall decline in the number of training courses run and many training courses running below full capacity;

•                  $3.1 million decrease in U.S. dollar revenue recognized from our operations in the United Kingdom, which consists of a $3.6 million decrease in revenue due to the unfavorable effect of currency exchange rates and a net decrease of $6.5 million primarily due to a decrease in volume with training outsourcing and other customers, offset by an increase in revenue of $4.8 million due to acquisitions completed in 2008 and 2009 and a $2.2 million increase due to the expansion of government funded training programs in the UK;

•                  $6.9 million reduction in process and maintenance reliability training services provided primarily to steel industry clients; and

•                  $3.2 million reduction in services for a pharmaceutical industry client.

The above decreases within the Manufacturing & BPO segment were offset by other net revenue increases of $4.4 million, primarily attributable to a new content development contract awarded by an existing global software client during 2009.

Process & Government revenue decreased $0.8 million or 1.0% during the year ended December 31, 2009 compared to 2008. The decrease in revenue is primarily due to the following:

•                  $2.4 million reduction in process, maintenance and reliability training services provided primarily to petrochemical industry clients;

•                  $4.1 million net decrease in revenue primarily related to certain homeland security / first responder training contracts and a reduced volume of chemical demilitarization training services; and

•                  a $1.0 million decrease in technical services primarily for the aerospace industry; offset by

•                  $6.7 million net increase relating to construction projects for liquefied natural gas (LNG) fueling station facilities.

Energy group revenue increased $0.7 million or 3.0% during the year ended December 31, 2009 compared to 2008. The increase is primarily due to PCS being included for a full first quarter in 2009 as the acquisition was completed on March 1, 2008.

Sandy Training & Marketing revenue decreased $26.8 million or 37.0% during the year ended December 31, 2009 compared to 2008 due to the following:

•                  $13.1 million net decrease in revenue from product sales and other training programs for various automotive customers primarily due to a reduction in the number of trainers required, and a reduction in related in-dealership training programs;

•                  $5.3 million net decrease in revenue related to new vehicle launch programs and related training services provided in 2008 which did not recur in 2009;

•                  $4.6 million decrease in publications revenue primarily due to a reduction in the volume of publications produced and shipped during 2009 compared to 2008. We experience quarterly fluctuations in revenue and income related to Sandy’s publications business, since revenue and cost on publication contracts are recognized in the period in which the publications ship, based on the output method of performance. Shipments occur at various times throughout the year and the volume of publications shipped could fluctuate from quarter to quarter.

•                  $1.8 million decrease in glovebox portfolios sales due to lower vehicle production volumes; and

•                  $2.0 million decrease in technical training services provided to automotive customers due to a reduction in plant spending.

In addition, we have a concentration of revenue from General Motors as well as a market concentration in the automotive sector. Revenue from General Motors accounted for approximately 16% of our consolidated revenue for the year ended December 31, 2009, and revenue from the automotive industry accounted for approximately 21% of our consolidated revenue for the year ended December 31, 2009.

Gross profit

	Years ended December 31,
	2009		2008
		% Revenue		% Revenue
	(Dollars in thousands)
Manufacturing & BPO	$13,711	14.1%	$17,583	14.8%
Process & Government	7,547	14.1%	9,203	16.9%
Energy	6,306	27.8%	6,028	27.4%
Sandy Training & Marketing	6,527	14.3%	7,995	11.0%
	$34,091	15.5%	$40,809	15.2%

Manufacturing & BPO gross profit of $13.7 million or 14.1% of revenue for the year ended December 31, 2009 decreased by $3.9 million or 22.0% when compared to gross profit of approximately $17.6 million or 14.8% of revenue for the year ended December 31, 2008. The decrease in gross profit is primarily attributable to the revenue decreases discussed above.

Process & Government gross profit of $7.5 million or 14.1% of revenue for the year ended December 31, 2009 decreased by $1.7 million or 18.0% when compared to gross profit of approximately $9.2 million or 16.9% of revenue for the year ended December 31, 2008. The decrease in gross is primarily attributable to the following: the decreases in revenue discussed above; a reduction in services provided to petrochemical industry clients during 2009 which had higher margins in 2008; lower margins on certain homeland security / first responder contracts during 2009 compared to 2008; and revenue growth in this segment being derived from lower margin LNG services.

Energy gross profit of $6.3 million or 27.8% of revenue for the year ended December 31, 2009 increased by $0.3 million or 4.6% when compared to gross profit of approximately $6.0 million or 27.4% of revenue for the year ended December 31, 2008. This increase in gross profit is primarily due to the revenue increases discussed above.

Sandy Training and Marketing gross profit of $6.5 million or 14.3% of revenue for the year ended December 31, 2009 decreased by $1.5 million or 18.4% when compared to gross profit of $8.0 million or 11.0% for the year ended December 31, 2008. The decrease in gross profit dollars is primarily due to the revenue decreases discussed above. Gross profit as a percentage of revenue increased in this segment during 2009 compared to 2008, primarily due to increased profitability on publications that were shipped during 2009 compared to 2008, as well as a reduction in personnel and other cost reduction initiatives which also contributed to the increase in gross profit as a percentage of revenue.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased $0.7 million or 3.4% from $21.5 million for the year ended December 31, 2008 to $20.8 million for the year ended December 31, 2009.  The net decrease is attributable to a decrease in the provision for doubtful accounts in 2009 compared to 2008, a 2008 write-off of $0.4 million of deferred financing costs related to a terminated equity offering which did not recur in 2009, and decreases in various corporate expenses due to reduced overall spending in 2009 compared to 2008. These decreases in SG&A expenses were offset by an increase due to $0.3 million of transaction costs incurred for the acquisitions completed in 2009.

Goodwill impairment loss

We incurred a goodwill and intangible asset impairment loss of $10.2 million during the second quarter of 2009 related to our Manufacturing & BPO segment and a $5.5 million goodwill impairment loss during the fourth quarter of 2008 related to our Sandy segment.  See the Management Discussion of Critical Accounting Policies section below for further discussion regarding the factors leading to the goodwill impairments and the valuation methodologies and assumptions used in the goodwill impairment tests.

Interest expense

Interest expense decreased $0.5 million or 69.0% from $0.7 million for the year ended December 31, 2008 to $0.2 million for the year ended December 31, 2009. The decrease in interest expense is primarily due to the repayment of long-term debt obligations in 2008 and a decrease in the interest rate and borrowing balances under our revolving line of credit.

Other income

Other income decreased $0.6 million or 55.4% from $1.1 million for the year ended December 31, 2008 to $0.5 million for the year ended December 31, 2009.  The decrease is primarily due to two non-recurring gains in 2008, including a $0.1 million gain on the early extinguishment of debt and a $0.3 million litigation gain, as well as an increase in foreign currency exchange losses during 2009 compared to 2008.

Income taxes

Income tax expense was $4.6 million for the year ended December 31, 2009 compared to $6.3 million for the year ended December 31, 2008. The decrease in income tax expense is primarily due to a decrease in income before income taxes in 2009 compared to 2008. We recognized a $1.5 million income tax benefit related to the $10.2 million goodwill and intangible asset impairment loss incurred during the second quarter of 2009 for the portion of goodwill which was deductible for tax purposes. Excluding the impact of the impairment loss, the effective income tax rate was 45.1% and 44.6% for the years ended December 31, 2009 and 2008, respectively. The increase in the effective income tax rate is primarily due to the decrease in income before income taxes, an increase in tax expense in 2009 compared to 2008 related to disregarded foreign entities for tax purposes and an increase in losses by the foreign subsidiaries for which we receive no income tax benefit (see Note 9 to the accompanying Consolidated Financial Statements).

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

Diluted weighted average shares outstanding were 16.6 million for the year ended December 31, 2008 compared to 17.2 million for the same period in 2007. The decrease in shares outstanding was primarily due to repurchases of our common stock in the open market in connection with our share repurchase program discussed above.

Revenue

	Years ended December 31,
	2008	2007
	(Dollars in thousands)
Manufacturing & BPO	$119,041	$106,502
Process & Government	54,394	54,903
Energy	22,018	16,963
Sandy Training & Marketing	72,440	70,054
	$267,893	$248,422

Manufacturing & BPO revenue increased $12.5 million or 11.8% during the year ended December 31, 2008 compared to 2007. The increase in revenue was due to the following:

•                  $4.4 million increase in revenue from our operations in the UK, which consisted of a $2.4 million increase attributable to acquisitions completed in 2007 and 2008 and a $3.7 million increase in revenue primarily due to expansion of government funded training programs in the UK and increased volume with BPO customers, offset by a $1.7 million decrease in revenue due to unfavorable currency exchange rates;

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

As noted above, the changes in foreign currency exchange rates negatively impacted our revenue and profit during 2008. In addition, while we experienced increases in e-Learning and BPO services during 2008, we began to see a slow down in customer spending beginning in the fourth quarter of 2008 for these services, particularly in the electronics and semiconductors sector.

Process & Government revenue decreased $0.5 million or 1.0% during the year ended December 31, 2008 compared to 2007. The decrease in revenue was primarily due to the following:

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

In addition, during 2007 and 2008 we had a concentration of revenue from General Motors as well as a market concentration in the automotive sector. Revenue from General Motors accounted for approximately 20% of our consolidated revenue for the year ended December 31, 2008, and revenue from the automotive industry accounted for approximately 28% of our consolidated revenue for the year ended December 31, 2008.

Gross profit

	Years ended December 31,
	2008		2007
		% Revenue		% Revenue
	(Dollars in thousands)
Manufacturing & BPO	$17,583	14.8%	$15,000	14.1%
Process & Government	9,203	16.9%	11,354	20.7%
Energy	6,028	27.4%	4,193	24.7%
Sandy Training & Marketing	7,995	11.0%	7,528	10.7%
	$40,809	15.2%	$38,075	15.3%

Manufacturing & BPO gross profit of $17.6 million or 14.8% of revenue for the year ended December 31, 2008 increased by $2.6 million or 17.2% when compared to gross profit of $15.0 million or 14.1% of revenue for the year ended December 31, 2007. The increase in gross profit was primarily attributable to increases in revenue and gross profit for e-Learning and BPO services provided during 2008, as well as the increase in revenue and gross profit from our UK operations. Gross profit as a percentage of revenue increased in this segment during 2008 compared to 2007, primarily due to improved labor utilization in our e-Learning and BPO organizations and improved margins in the acquired Via business.

Process & Government gross profit of $9.2 million or 16.9% of revenue for the year ended December 31, 2008 decreased by $2.2 million or 18.9% when compared to gross profit of $11.4 million or 20.7% of revenue for the year ended December 31, 2007. The decrease in gross profit was primarily attributable to a reduction in high margin services provided to a petrochemical customer during 2008 compared to 2007. In addition, gross profit decreased in this segment due to a decrease in margin on certain LNG construction projects during 2008 compared to 2007.

Energy gross profit of $6.0 million or 27.4% of revenue for the year ended December 31, 2008 increased by $1.8 million or 43.8% when compared to gross profit of $4.2 million or 24.7% of revenue for the year ended December 31, 2007. This increase in gross profit was primarily due to the revenue increases discussed above.

Sandy Training and Marketing gross profit of $8.0 million or 11.0% of revenue for the year ended December 31, 2008 increased by $0.5 million or 6.2% when compared to gross profit of $7.5 million or 10.7% for the year ended December 31, 2007.

Selling, general and administrative expenses

SG&A expenses were $21.5 million for the year ended December 31, 2008 compared to $20.8 million for the year ended December 31, 2007. The increase in SG&A expenses was primarily due to a net increase in labor and benefits expense during 2008 due to an increase in personnel, offset by a decrease in amortization expense associated with the intangible asset for the backlog we acquired in connection with the Sandy acquisition which became fully amortized in the first quarter of 2008.

Goodwill impairment loss

We incurred a goodwill impairment loss of $5.5 million for the year ended December 31, 2008 related to our Sandy segment.  See the Management Discussion of Critical Accounting Policies section below for further discussion regarding the factors leading to the goodwill impairment and the valuation methodologies and assumptions used in the goodwill impairment test.

Interest expense

Interest expense decreased $0.5 million or 42.6% from $1.2 million for the year ended December 31, 2007 to $0.7 million for the year ended December 31, 2008. The decrease was primarily due to a decrease in interest expense related to a reduction in long-term debt obligations which matured in 2008, as well as a decrease in interest expense related to our credit facility primarily due to lower interest rates during 2008 compared to 2007.

Other income

Other income increased $0.2 million or 26.0% from $0.9 million for the year ended December 31, 2007 to $1.1 million for the year ended December 31, 2008.  The increase was primarily due to a $0.3 million gain, net of legal fees and expenses, on a litigation settlement during 2008, offset by a decrease in interest income due to lower cash balances and interest rates during 2008 compared to 2007.

Income taxes

Income tax expense was $6.3 million for the year ended December 31, 2008 compared to $7.2 million for the year ended December 31, 2007. The decrease in income tax expense was primarily due to a decrease in income before income taxes in 2008 compared to 2007, largely attributable to the $5.5 million goodwill impairment loss we recognized during 2008 which provided a $2.2 million income tax benefit. The effective income tax rate was 44.6% and 42.7% for the years ended December 31, 2008 and 2007, respectively. The increase in the effective income tax rate was primarily due to the decrease in income before income taxes and an increase in foreign taxes in 2008 compared to 2007 (see Note 9 to the accompanying Consolidated Financial Statements).

Liquidity and Capital Resources

Working Capital

For the year ended December 31, 2009, our working capital increased $14.5 million from $22.8 million at December 31, 2008 to $37.4 million at December 31, 2009. The increase in working capital is primarily due to an increase in our cash balance due to cash generated from operations during 2009 and the proceeds from the December 2009 equity offering discussed below. We believe that cash generated from operations and borrowings available under the General Physics Credit Agreement ($29.8 million of available borrowings as of December 31, 2009), will be sufficient to fund our working capital and other requirements for at least the next twelve months.

During the year ended December 31, 2009, we received proceeds of $19.6 million, net of transaction costs, from Sagard Capital Partners, L.P. for the private placement of 2,857,143 shares of our common stock. In addition, we used $20.8 million of cash to complete three acquisitions during the year ended December 31, 2009. We also used $2.2 million of cash to repurchase approximately 526,000 shares of our common stock in the open market during 2009. In addition, we paid a total of $3.5 million of deferred acquisition costs during 2009, which included $2.5 million of contingent consideration to the seller of Sandy, $0.8 million to the sellers of PCS which consisted of $0.3 million of contingent consideration and $0.5 million of deferred purchase price payments, and $0.2 million of contingent consideration relating to an acquisition in the UK completed in 2008. As of December 31, 2009, we had no long-term debt or short-term borrowings outstanding and made net repayments of short-term borrowings of $3.2 million during 2009.

In connection with the PCS acquisition on March 1, 2008, a portion of the purchase price consisted of $1.0 million of guaranteed future payments paid in two equal installments on January 31, 2009 and January 31, 2010. In addition, we may be required to pay the following additional contingent consideration in connection with acquisitions we have completed:

	Potential maximum contingent consideration due in
Acquisition:	2010	2011	2012	Total
Performance Consulting Services	$1,250	$—	$—	$1,250
Other 2008 acquisitions in UK	438	518	414	1,370
Milsom	1,195	1,195	1,195	3,585
Option Six	—	1,000	1,000	2,000
PerformTech	—	2,500	2,000	4,500
Total	$2,883	$5,213	$4,609	$12,705

As of December 31, 2009, there was $5.1 million of accrued contingent consideration reflected on our consolidated balance sheet for the estimated fair value of contingent consideration recognized for the Milsom, Option Six and PerformTech acquisitions (see Note 2 to the Consolidated Financial Statements).

Significant Customers & Concentration of Credit Risk

We have a concentration of revenue from General Motors as well as a market concentration in the automotive sector. For the years ended December 31, 2009, 2008 and 2007, revenue from General Motors accounted for approximately 16%, 20% and 21%, respectively, of our consolidated revenue. Revenue from the automotive industry accounted for approximately 21%, 28% and 30% of our consolidated revenue for the years ended December 31, 2009, 2008 and 2007, respectively. Accounts receivable from General Motors totaled $7.8 million as of December 31, 2009 which is reflected in the consolidated balance sheet. Our accounts receivable balance from General Motors is subject to fluctuation related to our publications business, since the volume and timing of publications shipped varies on a quarter to quarter basis. On June 1, 2009, General Motors filed a voluntary petition under Chapter 11 of the US Bankruptcy Code. Subsequent to filing that petition, General Motors sold a portion of its business to Vehicle Acquisition Holdings LLC (“New GM”) as part of its reorganization plan.  In connection with that sale, substantially all of the Company’s executory contracts with General Motors were assigned to and assumed by New GM, and the Company’s pre-petition accounts receivable have been paid. No material reserves against possible uncollectible accounts receivable from General Motors have been provided as General Motors has consistently made scheduled payments to date.

Cash Flows

Year ended December 31, 2009 compared to the year ended December 31, 2008

Our cash balance increased $6.8 million from $4.0 million as of December 31, 2008 to $10.8 million as of December 31, 2009. The increase in cash and cash equivalents during the year ended December 31, 2009 resulted from cash provided by operating activities of $18.8 million, cash used in investing activities of $25.4 million, cash provided by financing activities of $13.2 million and a $0.2 million positive effect due to exchange rate changes on cash and cash equivalents.

Cash provided by operating activities was $18.8 million for the year ended December 31, 2009 compared to $24.0 million in 2008.  The decrease in cash provided by operating activities compared to the prior year is primarily due to a decrease in net income during 2009 compared to 2008 after adding back non-cash adjustments to net income, as well as unfavorable changes in working capital items during 2009 compared to 2008.

Cash used in investing activities was $25.4 million for the year ended December 31, 2009 compared to $7.6 million in 2008.  The increase in cash used in investing activities is primarily due to an increase in cash used for acquisitions during 2009 compared to 2008. We used a total of $24.2 million of cash during the year ended December 31, 2009 for acquisitions, net of cash acquired compared to $4.7 million of cash during the same period in 2008. During 2009, we used $20.7 million to fund the cash purchase price for three acquisitions completed in 2009 and paid $3.5 million of contingent consideration and deferred acquisition costs for prior year acquisitions. During 2008, we used $2.0 million to fund the cash purchase price for acquisitions completed in 2008 and paid $2.7 million of contingent consideration for prior year acquisitions.

Cash provided by financing activities was $13.2 million for the year ended December 31, 2009 compared to cash used in financing activities of $15.5 million in 2008.  The increase in cash provided by financing activities is primarily due to $19.6 of cash proceeds from the equity investment by Sagard Capital Partners, L.P. in December 2009, a $6.6 million decrease in cash used for share repurchases in 2009 compared to 2008, and a $3.6 million decrease in net repayments of long-term debt and short-term borrowings during 2009 compared to 2008. These increases in cash provided by financing activities were offset by a $2.0 million decrease in income tax benefits for stock compensation during 2009 compared to 2008.

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

Cash provided by operating activities was $24.0 million for the year ended December 31, 2008 compared to $8.1 million in 2007.  The increase in cash provided by operating activities compared to the prior year was primarily due to favorable changes in operating assets and liabilities during 2008 compared to 2007, primarily due to the initial working capital investment required in 2007 related to the Sandy acquisition which did not recur in 2008. The increase in cash provided by operating activities was also due to an increase in income after adding back non-cash items to net income for the year ended December 31, 2008 compared to 2007.

Cash used in investing activities was $7.6 million for the year ended December 31, 2008 compared to $13.3 million in 2007.  The decrease in cash used in investing activities was primarily due to a decrease in cash used for acquisitions during 2008 compared to 2007. We used a total of $4.7 million of cash during the year ended December 31, 2008 for acquisitions ($1.1 million for the PCS acquisition, $0.9 million for two businesses we acquired in the UK, $2.5 million of contingent consideration paid for the Sandy acquisition and $0.2 million of contingent consideration paid for the SEL acquisition), compared to $10.6 million of cash during the same period in 2007 ($5.4 million for the Sandy acquisition, $3.4 million for the SEL acquisition and $1.8 million for the Via acquisition).  We also used $1.0 million of cash in 2008 to purchase intellectual property rights for certain web-based training materials used in our Energy services course offering.

Cash used in financing activities was $15.5 million for the year ended December 31, 2008 compared to cash provided by financing activities of $0.4 million in 2007.  The increase in cash used in financing activities was primarily due to the following: a $2.7 million decrease in net proceeds from short-term borrowings in 2008 compared to 2007; a $7.1 million use of cash for the repayment of long-term debt during 2008; a $2.3 million increase in cash used for repurchases of our common stock in the open market in 2008 compared to 2007; and a $1.6 million decrease in cash received from the exercise of stock options during 2008 compared to 2007. In addition, there was a $1.8 million decrease in the net change in our negative cash book balances during 2008 (the negative cash book balance results from outstanding checks which had not cleared the bank at the end of the period and are classified as accounts payable in the consolidated balance sheets and presented as a financing activity in the consolidated statements of cash flows). These cash uses in financing activities were offset by $2.0 million of income tax benefits realized during 2008 relating to 2008 and prior year stock option exercises and restricted stock vesting.

Short-term Borrowings

General Physics has a $35 million Credit Agreement with a bank that expires on October 31, 2010, with annual renewal options, and is secured by certain assets of General Physics.  The maximum interest rate on borrowings under the Credit Agreement is at the daily LIBOR Market Index Rate plus 2.25%. Based upon the financial performance of General Physics, the interest rate can be reduced. As of December 31, 2009, the rate was LIBOR plus 1.25%.  The Credit Agreement contains covenants with respect to General Physics’ minimum tangible net worth, total liabilities ratio, leverage ratio, interest coverage ratio and its ability to make capital expenditures. General Physics was in compliance with all loan covenants under the amended Credit Agreement as of December 31, 2009. The Credit

Agreement also contains certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends. The Credit Agreement permits General Physics to provide GP Strategies up to $10 million of cash to repurchase shares of its outstanding common stock in the open market. There was $6.8 million remaining available for future share repurchases under the $10 million authorized amount as of December 31, 2009. General Physics is otherwise currently restricted from paying dividends or management fees to GP Strategies in excess of $1 million in any year, with the exception of a waiver which permitted General Physics to provide up to $8.1 million of cash to repay debt obligations which matured in 2008 in the event GP Strategies did not have available cash and the funding of stock repurchases discussed above. As of December 31, 2009, there were no borrowings outstanding and $29.8 million of available borrowings under the Credit Agreement, based upon 80% of eligible accounts receivable and 80% of eligible unbilled receivables.

Contractual Payment Obligations

We enter into various agreements that result in contractual obligations in connection with our business activities.  These obligations primarily relate to our financing arrangements, such as capital leases, as well operating leases and purchase commitments under non-cancelable contracts for certain products and services. The following table summarizes our total contractual payment obligations as of December 31, 2009 (in thousands):

	Payments due in
	2010	2011 – 2012	2013 – 2014	After 2015	Total
Capital lease commitments	$34	$—	$—	$—	$34
Operating lease commitments	5,313	8,446	5,032	1,847	20,638
Deferred acquisition costs	500	—	—	—	500
Purchase commitments *	2,120	1,760	208	$—	4,088
Total	$7,967	$10,206	$5,240	1,847	$25,260

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

Off-Balance Sheet Commitments

Subsequent to the spin-off of NPDC in 2004, we continued to guarantee certain operating leases for the Connecticut and New Jersey warehouses of NPDC’s subsidiary, Five Star Products, Inc. In connection with the spin-off of NPDC, NPDC agreed to assume our obligation under such guarantees, to use commercially reasonable efforts to cause us to be released from each such guaranty, and to hold us harmless from all claims, expenses and liabilities connected with the leases or NPDC’s breach of any agreements effecting the spin-off. In March 2009, we received confirmation from the landlord that we were released from the guarantee on the Connecticut warehouse lease. We have not received confirmation that we have been released from the guarantee of the New Jersey warehouse.  The annual rent obligation for the New Jersey warehouse is currently believed to be approximately $1.5 million. We do not expect to incur any material payments associated with this guarantee, and as such, no liability is reflected in the consolidated balance sheets.

As of December 31, 2009, we had one outstanding letter of credit for less than $0.1 million, which expires in 2010, and two outstanding performance bonds totaling $13.1 million related to LNG construction contracts scheduled to be completed in 2010.

We do not have any off-balance sheet financing except for operating leases and letters of credit entered into in the normal course of business and the items disclosed above.

Management Discussion of Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates, judgments and assumptions are continually evaluated based on available information and experience. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

Certain of our accounting policies require higher degrees of judgment than others in their application. These include revenue recognition, valuation of accounts receivable, stock-based compensation, impairment of intangible assets, including goodwill, valuation of contingent consideration for business acquisitions, and income taxes, which are summarized below. In addition, Note 1 to the accompanying Consolidated Financial Statements includes further discussion of our significant accounting policies.

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

Revenue under government fixed price and certain commercial fixed price contracts is recognized using the percentage-of-completion method. Under the percentage-of-completion method, management estimates the percentage-of-completion based upon costs incurred as a percentage of the total estimated costs.

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

Certain of our fixed price commercial contracts contain revenue arrangements with multiple deliverables.  Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables can be divided into more than one unit of accounting. For contracts determined to have more than one unit of accounting, we recognize revenue for each deliverable based on the revenue recognition policies discussed above; that is, we recognize revenue in accordance with work performed and costs incurred, with the fee being allocated proportionately over the service period.  Within each multiple deliverable project, there is objective and reliable fair value across all units of the arrangement, as discounts are not offered or applied to one deliverable versus another, and the rates bid across all deliverables are consistent.

As part of our on-going operations to provide services to our customers, incidental expenses, which are commonly referred to as “out-of-pocket” expenses, are billed to customers, either directly as a pass-through cost or indirectly as a cost estimated in proposing on fixed price contracts. Out-of-pocket expenses include expenses such as airfare, mileage, hotel stays, out-of-town meals and telecommunication charges. Our policy provides for these expenses to be recorded as both revenue and direct cost of services.

In connection with our delivery of products, primarily for publications delivered by our Sandy segment, we incur shipping and handling costs which are billed to customers directly as a pass-through cost.  Our policy provides for these expenses to be recorded as both revenue and direct cost of revenue.

Valuation of Accounts Receivable

Trade accounts receivable are recorded at invoiced amounts. We evaluate the collectability of trade accounts receivable based on a combination of factors. When aware that a specific customer may be unable to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, we evaluate the need to record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for bad debt for all other customers based on a variety of factors, including the length of time the receivables are past due, historical collection experience and trends of past due accounts, write-offs and specific identification and review of past due accounts. Actual collections of trade receivables could differ from management’s estimates due to changes in future economic or industry conditions or specific customers’ financial conditions. The allowance for doubtful accounts was $0.6 million at December 31, 2009.

Stock-Based Compensation

Pursuant to our stock-based incentive plans, we grant stock options, restricted stock, stock units, and equity to officers, employees, and members of the Board of Directors.  We recognize compensation expense for all equity-based compensation awards issued to employees using the fair-value measurement method. Determining the appropriate fair value of stock options requires judgment, including estimating stock price volatility and expected life of the award. In addition, determining appropriate forfeiture rates requires judgment, including estimating the number of stock-based compensation awards that are expected to vest.

We recognize compensation expense on a straight-line basis over the requisite service period for stock-based compensation awards with both graded and cliff vesting terms. We apply a forfeiture estimate to compensation expense recognized for awards that are expected to vest during the requisite service period, and revise that estimate if subsequent information indicates that the actual forfeitures will differ from the estimate. We recognize the cumulative effect of a change in the number of awards expected to vest in compensation expense in the period of change.  We do not capitalize any portion of our stock-based compensation. We estimate the fair value of our stock options on the date of grant using the Black-Scholes option pricing model, which requires various assumptions such as expected term, expected stock price volatility and risk-free interest rate. We estimate the expected term of stock options granted taking into consideration historical data related to stock option exercises. For stock options granted in 2007 and 2008, we used an expected term equal to the average of the weighted average vesting period and contractual term of the stock options granted, as permitted by Accounting Standards Codification (“ASC”) Topic 718, Compensation — Stock

Compensation, which permits this simplified method for estimating the expected term of stock options when there is insufficient historical exercise data to form an appropriate estimate. We use historical stock price data in order to estimate the expected volatility factor of stock options granted. The risk-free interest rate for the periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Impairment of Intangible Assets, Including Goodwill

We review goodwill for impairment annually as of December 31 and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. A reporting unit is an operating segment, or one level below an operating segment, as defined by U.S. GAAP. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit’s assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value allocated to goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference. We evaluate the reasonableness of the fair value calculations of our reporting units by reconciling the total of the fair values of all of our reporting units to our total market capitalization, and adjusting for an appropriate control premium.

Our reporting units are: (i) Manufacturing, (ii) E-Business & Learning Solutions (“EBLS”), (iii) Process & Aerospace (“P&A”), (iv) Homeland Security, Environmental & Emergency Management Services (“HSEEM”), (v) Energy and (vi) Sandy. The Manufacturing & EBLS reporting units comprise our Manufacturing & BPO segment and the P&A and HSEEM reporting units comprise our Process & Government segment, while the Energy and Sandy reporting units each represent a separate reportable segment. Our goodwill balances as of December 31, 2009 for each reporting unit were as follows (in thousands):

Reporting Unit
Manufacturing	$17,245
EBLS	27,341
Process & Aerospace	4,830
HSEEM	9,697
Energy	8,170
Sandy	—
$67,283

We determine the fair value of our reporting units using a discounted cash flow approach. The discounted cash flow analysis incorporates management’s cash flow projections over a five-year period and a terminal value is calculated by applying a capitalization rate to terminal year projections based on an estimated long-term growth rate. The five-year projected cash flows and calculated terminal value are discounted using a weighted average cost of capital (“WACC”) which takes into account the costs of debt and equity. The cost of equity is based on the risk-free interest rate, equity risk premium, industry and size equity premiums and any additional market equity risk premiums as deemed appropriate for each reporting unit. To arrive at a fair value for each reporting unit, the terminal value is discounted by the WACC and added to the present value of the estimated cash flows over the discrete five-year period. There are a number of other variables which impact the projected cash flows, such as expected revenue growth and profitability levels, working capital requirements, capital expenditures and related depreciation and amortization. In addition, we make certain judgments in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.

Interim Impairment Test as of June 30, 2009

Based upon indicators of impairment in the second quarter of 2009, which included significantly lower than projected revenue and profit and a revised lower outlook for a longer period of time for certain of our reporting units, we performed an interim impairment test on our Manufacturing and Process & Aerospace reporting units as of June 30, 2009. During the second quarter of 2009, the Manufacturing reporting unit’s revenue and profit projections were significantly lowered as a result of the impact of the economic recession and the corresponding reduction in spending by several customers. The Process & Aerospace reporting unit’s profit projections were decreased due to a lower profit margin as a percentage of revenue experienced by this reporting unit, despite revenue being in line with projections, and a change in projected future profit margin which was lower than previously assumed. We determined that the fair value of our Manufacturing reporting unit was below its carrying value and recognized a goodwill impairment loss of $9.9 million for the three months ended June 30, 2009 related to this reporting unit. We determined that the fair value of our Process & Aerospace reporting unit was above its carrying value and no impairment was indicated as of June 30, 2009. During the second quarter of 2009 and in connection with the goodwill impairment loss discussed above, we also recorded an intangible asset impairment loss of $0.3 million relating to a non-compete agreement that was no longer deemed to have value as of June 30, 2009.

No changes were made to the methodologies used in the interim goodwill impairment test as of June 30, 2009 compared to the annual test as of December 31, 2008 or prior annual tests. However, the economic recession and uncertainty in the capital markets impacted the assumptions used, including management’s cash flow projections, the calculation of the WACC and selection of capitalization multiples. In forming projected cash flows used in the goodwill impairment test as of June 30, 2009, management analyzed historical cash flow growth rates and also considered current trends and expectations which were projected to impact the near term cash flows. In light of the current economic environment and actual experience during the six months ended June 30, 2009, the cash flow projections for the Manufacturing reporting unit were lowered and were assumed to remain flat over the twelve months subsequent to the valuation date, similar to the reduced levels experienced during the twelve months ended June 30, 2009, which were significantly lower than actual performance for the fiscal year ended December 31, 2008. Recovery was then assumed to begin in the second half of 2010 to align more closely with historical growth rates achieved by this reporting unit and recovery to 2008 levels was not estimated to fully occur until 2011. We had previously assumed a quicker recovery; however, given actual results for the six months ended June 30, 2009 and updated projections for the remainder of the year, we believed full recovery would take longer. The projections for Process & Aerospace assumed a lower profit margin compared to what was used in the 2008 annual goodwill impairment test due to actual recent experience and updated future expectations, and revenue projections were consistent with recent and historical growth rates. The calculated WACC as of June 30, 2009 included an additional market risk premium for each reporting unit, (2% for Manufacturing and 1% for Process & Aerospace) to reflect the reduction in forecasted performance of the reporting units compared to prior forecasts as well as the capital market’s incremental uncertainty and impact of the economic recession. The WACC used in the fair value calculation for both reporting units as of June 30, 2009 was 16%.

Annual Impairment Test as of December 31, 2009

We tested the goodwill of each of our reporting units as of December 31, 2009 and the estimated fair values of each reporting unit exceeded their respective carrying values, indicating the underlying goodwill of each unit was not impaired. The WACC used in the fair value calculation for all reporting units as of December 31, 2009 was 15%. The Manufacturing, Energy and Process & Aerospace reporting units each had a substantial excess of fair value over their respective carrying values. The EBLS and HSEEM reporting units had excesses of 23% and 37%, respectively, of fair value over their respective carrying value.

Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of our goodwill impairment testing will prove to be accurate predictions of the future. We base our fair value estimates on assumptions we believe to be reasonable but that are unpredictable and inherently uncertain.  If our assumptions regarding forecasted revenue or profitability growth rates of certain reporting units are not achieved, we may be required to recognize goodwill impairment charges in future periods, whether in connection with our next annual impairment testing or prior to that, if any such change constitutes a triggering event that requires us to test for impairment during an interim period. We will continue to monitor our goodwill and intangible assets for impairment and conduct formal tests when impairment indicators are present.

Annual Impairment Test as of December 31, 2008

As of December 31, 2008, the carrying value of our Sandy reporting unit exceeded its estimated fair value, indicating the underlying goodwill was impaired at the testing date. As a result of performing the second step of the goodwill impairment test, we recognized an impairment loss of $5.5 million for the year ended December 31, 2008. The goodwill impairment loss was attributable to a significant decline in our market capitalization during the fourth quarter of 2008 and uncertainty regarding the automotive industry, which resulted in a reduction in the future cash flow projections and comparable company multiples used in the fair value calculation as compared to the prior year.

Valuation of Contingent Consideration for Business Acquisitions

Acquisitions may include contingent consideration payments based on future financial measures of an acquired company.  For acquisitions completed before 2009, these obligations were recognized as incurred and accounted for as an adjustment to the initial purchase price of the acquired assets.  For acquisitions in 2009, contingent consideration is required to be recognized at fair value as of the acquisition date. We estimate the fair value of these liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. We believe our estimates and assumptions are reasonable, however, there is significant judgment involved. At each reporting date, the contingent consideration obligation will be revalued to estimated fair value and changes in fair value subsequent to the acquisition will be reflected in income or expense in the consolidated statements of operations, and could cause a material impact to our operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria.

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

The measurement of deferred taxes often involves an exercise of judgment related to the computation and realization of tax basis. Our deferred tax assets and liabilities reflect our assessment that tax positions taken, and the resulting tax basis, are more likely than not to be sustained if they are audited by taxing authorities. We establish accruals for uncertain tax positions taken or expected to be taken in a tax return when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. A number of years may elapse before a particular matter, for which we have or have not established an accrual, is audited and finally resolved. Favorable or unfavorable adjustment of the accrual for any particular issue would be recognized as an increase or decrease to our income tax expense in the period of a change in facts and circumstances.

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

We are exposed to the impact of currency fluctuations because of our international operations. We are not a party to any exchange rate hedging programs to mitigate the effect of exchange rate fluctuations. Our net investment in our foreign subsidiaries, including intercompany balances, at December 31, 2009 was not significant and, accordingly, fluctuations in foreign currency did not have a material impact on our financial position.

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

We have audited the accompanying consolidated balance sheets of GP Strategies Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed under item 15a(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GP Strategies Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 141(R), Business Combinations (ASC Topic 805), on January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GP Strategies Corporation and subsidiaries internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Baltimore, Maryland

March 4, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
GP Strategies Corporation:

We have audited GP Strategies Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GP Strategies Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, GP Strategies Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GP Strategies Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 4, 2010, expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Baltimore, Maryland

March 4, 2010

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2009 and 2008

(In thousands, except shares and par value per share)

	2009	2008
Assets
Current assets:
Cash and cash equivalents	$10,803	$3,961
Accounts and other receivables, less allowance for doubtful accounts of $566 in 2009 and $938 in 2008	45,471	42,471
Inventories, net	557	537
Costs and estimated earnings in excess of billings on uncompleted contracts	10,590	8,036
Deferred tax assets	1,143	1,074
Prepaid expenses and other current assets	5,549	6,203
Total current assets	74,113	62,282

Property, plant and equipment, net	3,121	2,970
Goodwill	67,283	60,273
Intangible assets, net	10,248	6,740
Deferred tax assets	—	1,048
Other assets, net	1,936	2,527
	$156,701	$135,840
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$—	$3,234
Accounts payable and accrued expenses	23,464	25,977
Billings in excess of costs and estimated earnings on uncompleted contracts	13,272	10,222
Total current liabilities	36,736	39,433
Deferred tax liabilities	1,275	—
Other noncurrent liabilities	7,800	3,601
Total liabilities	45,811	43,034

Stockholders’ equity:
Preferred stock, par value $0.01 per share; Authorized 10,000,000 shares; no shares issued	—	—
Common stock, par value $0.01 per share; Authorized 35,000,000 shares; issued 18,588,391 shares in 2009 and 17,828,644 shares in 2008	186	178
Additional paid-in capital	161,975	158,462
Accumulated deficit	(49,325)	(48,135)
Treasury stock, at cost (zero shares in 2009 and 1,743,190 shares in 2008)	—	(15,070)
Accumulated other comprehensive loss	(1,946)	(2,629)
Total stockholders’ equity	110,890	92,806
	$156,701	$135,840

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2009, 2008 and 2007
(In thousands, except per share data)

	2009	2008	2007
Revenue	$219,240	$267,893	$248,422
Cost of revenue	185,149	227,084	210,347
Gross profit	34,091	40,809	38,075
Selling, general and administrative expenses	20,800	21,538	20,813
Goodwill and intangible asset impairment loss	10,163	5,508	—
Operating income	3,128	13,763	17,262
Interest expense	217	699	1,218
Other income (including interest income of $63 in 2009, $88 in 2008 and $224 in 2007)	484	1,086	862
Income before income taxes	3,395	14,150	16,906
Income tax expense	4,585	6,313	7,222
Net income (loss)	$(1,190)	$7,837	$9,684

Basic weighted average shares outstanding	15,835	16,516	16,654
Diluted weighted average shares outstanding	15,911	16,638	17,165

Per common share data:
Basic earnings (loss) per share	$(0.08)	$0.47	$0.58
Diluted earnings (loss) per share	$(0.07)	$0.47	$0.56

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)
Years ended December 31, 2009, 2008 and 2007
(In thousands, except for par value per share)
					Accumulated	Note
	Common				other	receivable	Total
	stock	Additional	Accumulated	Treasury	comprehensive	from	stockholders’	Comprehensive
	($0.01 par)	paid-in capital	deficit	stock at cost	loss	stockholder	equity	income
Balance at December 31, 2006	$178	$159,042	$(65,558)	$(13,167)	$(640)	$(124)	$79,731
Net income	—	—	9,684	—	—	—	9,684	$9,684
Other comprehensive income	—	—	—	—	179	—	179	179
Total comprehensive income								$9,863
Cumulative effect adjustment upon adoption of accounting for uncertain tax positions	—	—	(98)	—	—	—	(98)
Repayment of note receivable from stockholder	—	—	—	—	—	124	124
Repurchases of common stock in the open market	—	—	—	(6,511)	—	—	(6,511)
Stock-based compensation expense	—	686	—	24	—	—	710
Exercise of warrants	—	(2,699)	—	5,924	—	—	3,225
Net issuances of stock pursuant to stock compensation and benefit plans and other	—	(607)	—	3,945	—	—	3,338
Balance at December 31, 2007	$178	$156,422	$(55,972)	$(9,785)	$(461)	$—	$90,382
Net income	—	—	7,837	—	—	—	7,837	$7,837
Other comprehensive loss	—	—	—	—	(2,168)	—	(2,168)	(2,168)
Total comprehensive income								$5,669
Repurchases of common stock in the open market	—	—	—	(8,797)	—	—	(8,797)
Stock-based compensation expense	—	898	—	155	—	—	1,053
Exercise of warrants	—	(243)	—	1,179	—	—	936
Income tax benefit from stock-based compensation	—	1,964	—	—	—	—	1,964
Net issuances of stock pursuant to stock compensation and benefit plans and other	—	(579)	—	2,178	—	—	1,599
Balance at December 31, 2008	$178	$158,462	$(48,135)	$(15,070)	$(2,629)	$—	$92,806
Net loss	—	—	(1,190)	—	—	—	(1,190)	$(1,190)
Other comprehensive income	—	—	—	—	683	—	683	683
Total comprehensive loss								$(507)
Repurchases of common stock in the open market	—	—	—	(2,166)	—	—	(2,166)
Equity investment by Sagard Capital Partners, L.P.	8	3,953	—	15,620	—	—	19,581
Stock-based compensation expense	—	1,231	—	208	—	—	1,439
Net issuances of stock pursuant to stock compensation and benefit plans and other	—	(1,671)	—	1,408	—	—	(263)
Balance at December 31, 2009	$186	$161,975	$(49,325)	$—	$(1,946)	$—	$110,890

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2009, 2008 and 2007 (In thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(1,190)	$7,837	$9,684
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Goodwill and intangible asset impairment loss	10,163	5,508	—
Depreciation and amortization	3,380	3,448	4,004
Non-cash compensation expense	1,638	2,776	2,099
Gain on early extinguishment of debt	—	(125)	—
Deferred income taxes	1,862	66	5,837
Changes in other operating items, net of acquired amounts:
Accounts and other receivables	2,329	4,941	(17,918)
Inventories	(20)	40	206
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,163)	6,057	(2,685)
Prepaid expenses and other current assets	637	(1,247)	161
Accounts payable and accrued expenses	(2,076)	(3,262)	3,209
Billings in excess of costs and estimated earnings on uncompleted contracts	2,815	(1,736)	3,112
Other	401	(333)	357
Net cash provided by operating activities	18,776	23,970	8,066

Cash flows from investing activities:
Additions to property, plant and equipment	(1,174)	(1,936)	(1,718)
Acquisitions, net of cash acquired	(20,773)	(2,004)	(10,635)
Deferred acquisition payments, including contingent consideration	(3,464)	(2,665)	—
Purchase of intellectual property	—	(1,000)	—
Capitalized software development costs	—	—	(948)
Net cash used in investing activities	(25,411)	(7,605)	(13,301)

Cash flows from financing activities:
Net proceeds from (repayment of) short-term borrowings	(3,234)	281	2,953
Repayment of long-term debt	—	(7,085)	—
Equity investment by Sagard Capital Partners, L.P.	19,581	—	—
Change in negative cash book balance	(595)	(1,783)	2,378
Repurchases of common stock in the open market	(2,166)	(8,797)	(6,511)
Income tax benefit from stock-based compensation	—	1,964	—
Proceeds from issuance of common stock	51	55	1,688
Other financing activities	(408)	(137)	(75)
Net cash provided by (used in) financing activities	13,229	(15,502)	433

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2009, 2008 and 2007 (In thousands)

	2009	2008	2007
Effect of exchange rate changes on cash and cash equivalents	248	(770)	10
Net increase (decrease) in cash and cash equivalents	6,842	93	(4,792)
Cash and cash equivalents at beginning of year	3,961	3,868	8,660
Cash and cash equivalents at end of year	$10,803	$3,961	$3,868

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$46	$374	$716
Income taxes	$3,110	$2,430	$1,209

Non-cash investing and financing activities:
Reduction in carrying value of long-term debt upon exercise of detachable stock purchase warrants	$—	$936	$3,225
Accrued contingent consideration	5,058	2,500	2,000

See accompanying notes to consolidated financial statements.

1)                         Description of Business and Significant Accounting Policies

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

FASB Codification

The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”). The FASB sets generally accepted accounting principles (GAAP) that the Company follows to ensure it consistently reports its financial condition, results of operations, and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification,™ sometimes referred to as the Codification or ASC. The FASB finalized the Codification effective for periods ending on or after September 15, 2009. For further discussion of the Codification, see Accounting Standards Adopted section later in this Note.

Principles of Consolidation

The consolidated financial statements include the operations of the Company and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Significant Customers & Concentration of Credit Risk

The Company has a concentration of revenue from General Motors Corporation and its affiliates (“General Motors”) as well as a market concentration in the automotive sector. Revenue from General Motors accounted for approximately 16%, 20% and 21% of the Company’s consolidated revenue for the years ended December 31, 2009, 2008 and 2007, respectively, and revenue from the automotive industry accounted for approximately 21%, 28% and 30% of the Company’s consolidated revenue for the years ended December 31, 2009, 2008 and 2007, respectively. Accounts receivable from General Motors totaled $7,806,000 as of December 31, 2009 which is reflected in the consolidated balance sheet. On June 1, 2009, General Motors filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. Subsequent to filing that petition, General Motors sold a portion of its business to Vehicle Acquisition Holdings LLC (“New GM”) as part of its reorganization plan.  In connection with that sale, substantially all of the Company’s executory contracts with General Motors were assigned to and assumed by New GM, and the Company’s pre-petition accounts receivable have been paid. No material reserves against possible uncollectible accounts receivable from General Motors have been provided as General Motors has consistently made scheduled payments to date. No other single customer accounted for more than 10% of the Company’s revenue in 2009 or accounts receivable as of December 31, 2009.

For the years ended December 31, 2009, 2008 and 2007, sales to the United States government and its agencies represented approximately 23%, 18% and 18%, respectively, of the Company’s consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by the Company as separate customers.

Cash and Cash Equivalents

Cash and cash equivalents consist of short-term highly liquid investments with original maturities of three months or less. Outstanding checks which have been issued but not presented to the banks for payment may create negative book cash balances. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods. Such negative cash balances are included in accounts payable and accrued expenses and totaled $0 and $595,000 as of December 31, 2009 and 2008, respectively. Changes in negative book cash balances from period to period are reported as a financing activity in the consolidated statement of cash flows.

Allowance for Doubtful Accounts Receivable

Trade accounts receivable are recorded at invoiced amounts. The Company evaluates the collectability of trade accounts receivable based on a combination of factors. When aware that a specific customer may be unable to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, the Company evaluates the need to record a specific reserve for bad debt to reduce the related receivable to the amount the Company reasonably believes is collectible. The Company also records reserves for bad debt for all other customers based on a variety of factors, including the length of time the receivables are past due, historical collection experience and trends of past due accounts, write-offs and specific identification and review of past due accounts. Actual collections of trade receivables could differ from management’s estimates due to changes in future economic or industry conditions or specific customers’ financial conditions.

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

Revenue under government fixed price and certain commercial fixed price contracts is recognized using the percentage-of-completion method. Under the percentage-of-completion method, management estimates the percentage-of-completion based upon costs incurred as a percentage of the total estimated costs.

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

Certain of the Company’s fixed price commercial contracts contain revenue arrangements with multiple deliverables.  Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables can be divided into more than one unit of accounting. For contracts determined to have more than one unit of accounting, the Company recognizes revenue for each deliverable based on the revenue recognition policies discussed above; that is, the Company recognizes revenue in accordance with work performed and costs incurred, with the fee being allocated proportionately over the service period.  Within each multiple deliverable project, there is objective and reliable fair value across all units of the arrangement, as discounts are not offered or applied to one deliverable versus another, and the rates bid across all deliverables are consistent.

As part of the Company’s on-going operations to provide services to its customers, incidental expenses, which are commonly referred to as “out-of-pocket” expenses, are billed to customers, either directly as a pass-through cost or indirectly as a cost estimated in proposing on fixed price contracts. Out-of-pocket expenses include expenses such as airfare, mileage, hotel stays, out-of-town meals and telecommunication charges. The Company’s policy provides for these expenses to be recorded as both revenue and direct cost of services.

In connection with the delivery of products, primarily for publications delivered by the Sandy Training & Marketing segment, the Company incurs shipping and handling costs which are billed to customers directly as a pass-through cost.  The Company’s policy provides for these expenses to be recorded as both revenue and direct cost of revenue.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and foreign currency translation adjustments, net of tax.

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

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company reviews its goodwill for impairment annually as of December 31 and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. The Company performs a two-step impairment test on goodwill. In the first step, the Company compares the fair value of each reporting unit to its carrying value. A reporting unit is an operating segment, or one level below an operating segment, as defined by U.S. GAAP.  The Company determines the fair value of its reporting units based on an income approach, whereby it calculates the fair value of each reporting unit based on the present value of estimated future cash flows, which are formed by evaluating historical trends, current budgets, operating plans and industry data. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit’s assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value allocated to goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded. The Company evaluates the reasonableness of the fair value calculations of its reporting units by reconciling the total of the fair values of all reporting units to the Company’s total market capitalization, and adjusting for an appropriate control premium.

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

Based upon indicators of impairment in the second quarter of 2009, which included significantly lower than projected revenue and profit and a revised lower outlook for a longer period of time for certain reporting units, the Company performed an interim impairment test on its Manufacturing and Process & Aerospace reporting units as of June 30, 2009. The Manufacturing reporting unit’s revenue and profit projections were significantly lowered as a result of the impact of the economic recession and the corresponding reduction in spending by several customers. The Process & Aerospace reporting unit’s profit projections were decreased due to a lower profit margin as a percentage of revenue experienced by this reporting unit, despite revenue being in line with projections, and a change in projected future profit margin which was lower than previously assumed. The Company determined that the fair value of its Manufacturing reporting unit was below its carrying value and recognized a goodwill impairment loss of $9,909,000 for the second quarter of 2009 related to this reporting unit. The Company determined that the fair value of its Process & Aerospace reporting unit was above its carrying value and no impairment was indicated as of June 30, 2009. During the second quarter of 2009 and in connection with the goodwill impairment loss discussed above, the Company also recorded an intangible asset impairment loss of $254,000 relating to a non-compete agreement that was no longer deemed to have value as of June 30, 2009.

The Company tested the goodwill of all of its reporting units as of December 31, 2009 and the estimated fair values of each reporting unit exceeded their respective carrying values, indicating the underlying goodwill of each unit was not impaired.

As of December 31, 2008, the carrying value of the Company’s Sandy reporting unit exceeded its estimated fair value, indicating the underlying goodwill was impaired at the testing date. As a result of performing the second step of the goodwill impairment test, the Company recognized an impairment loss of $5,508,000 for the year ended December 31, 2008. The goodwill impairment loss was attributable to a significant decline in the Company’s market capitalization during the fourth quarter of 2008 and uncertainty regarding the automotive industry, which resulted in a reduction in the future cash flow projections and comparable company multiples used in the fair value calculation in the impairment test.

Contingent Consideration for Business Acquisitions.

Acquisitions may include contingent consideration payments based on future financial measures of an acquired company.  For acquisitions completed before 2009, these obligations were recognized as incurred and accounted for as an adjustment to the initial purchase price of the acquired assets.  For acquisitions in 2009, contingent consideration is required to be recognized at fair value as of the acquisition date. The Company estimates the fair value of these liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. At each reporting date, the contingent consideration obligation will be revalued to estimated fair value and changes in fair value subsequent to the acquisition will be reflected in income or expense in the consolidated statements of operations, and could cause a material impact to the Company’s operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria.

Other Assets

Other assets primarily include deferred financing costs, certain software development and implementation costs, an investment in a joint venture and other assets obtained to fulfill customer related contract obligations. Deferred financing costs are amortized on a straight-line basis over the terms of the related financing arrangement and such amortization is classified as interest expense in the consolidated statements of operations. The Company capitalizes the cost of internal-use software in accordance with ASC Topic 350-40, Internal-Use Software. These costs consist of payments made to third parties for software development and implementation and are amortized using the straight-line method over their estimated useful lives, typically three to five years. The Company accounts for a 5% interest in a joint venture partnership under the equity method of accounting because significant influence exists due to certain factors, including representation on the partnership’s Management Board and voting rights.

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

The Company establishes accruals for uncertain tax positions taken or expected to be taken in a tax return when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Favorable or unfavorable adjustment of the accrual for any particular issue would be recognized as an increase or decrease to income tax expense in the period of a change in facts and circumstances. Interest and penalties related to income taxes are accounted for as income tax expense.

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

	Year ended December 31,
	2009	2008	2007
	(In thousands)
Non-dilutive instruments	976	1,168	994
Dilutive common stock equivalents	76	122	511

Stock-Based Compensation

Pursuant to the stock-based incentive plans which are described more fully in Note 11, the Company grants stock options, restricted stock, stock units, and equity to officers, employees, and members of the Board of Directors.  The Company recognizes compensation expense for all equity-based compensation awards issued to employees using the fair-value measurement method.

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

The Company estimates the fair value of its stock options on the date of grant using the Black-Scholes option pricing model, which requires various assumptions such as expected term, expected stock price volatility and risk-free interest rate. The Company estimates the expected term of stock options granted taking into consideration historical data related to stock option exercises. For stock options granted in 2007 and 2008, the Company used an expected term equal to the average of the weighted average vesting period and contractual term of the stock options granted, as permitted by ASC Topic 718, Compensation — Stock Compensation, which permits this simplified method for estimating the expected term of stock options when there is insufficient historical exercise data to form an appropriate estimate. The Company uses historical stock price data in order to estimate the expected volatility factor of stock options granted. The risk-free interest rate for the periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates the estimates used, including but not limited to those related to revenue recognition, the allowance for doubtful accounts receivable, impairments of goodwill and other intangible assets, valuation of intangible assets acquired and contingent consideration issued in business acquisitions, valuation of stock-based compensation awards, self-insurance liabilities and income taxes.  Actual results could differ from these estimates.

Fair Value Estimates

ASC Topic 820, Fair Value Measurements and Disclosure (“Topic 820”), defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The guidance within Topic 820 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. The fair value hierarchy prioritizes the inputs used in valuation techniques into three levels as follows:

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

The carrying value of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate estimated market values because of short-maturities and interest rates that approximate current rates. The Company’s fair value measurements relate to goodwill, intangible assets and contingent consideration recognized in connection with acquisitions and are valued using Level 3 inputs.

Leases

The Company leases various office space, machinery and equipment under noncancelable operating leases which have minimum lease obligations.  Several of the leases contain provisions for rent escalations based primarily on increases in real estate taxes and operating costs incurred by the lessor.  Rent expense is recognized in the statement of operations as incurred except for escalating rents, which are expensed on a straight-line basis over the terms of the leases.

Legal Expenses

The Company is involved, from time to time, in litigation and proceedings arising out of the ordinary course of business.  Legal costs for services rendered in the course of these proceedings are charged to expense as they are incurred.

Reclassifications

Certain amounts in 2008 and 2007 have been reclassified to conform with the presentation for 2009. Effective January 1, 2009, the Company changed the classification of certain information technology (IT) infrastructure costs on the consolidated statement of operations from cost of revenue to selling, general and administrative expenses. IT infrastructure expenses include those costs required to support the information technology needs of the Company, including data services, such as communication and connectivity related expenses,  depreciation of equipment, servers, routers and software, and other information technology costs. While these costs support the Company’s operations, the Company changed the classification because these expenses are not directly related to revenue generating activities and are more closely aligned with selling, general and administrative expenses.  The statements of operations for the years ended December 31, 2008 and 2007 have been reclassified to conform with the presentation for 2009. The reclassification resulted in a decrease of $1,979,000 and $1,235,000 in cost of revenue and a corresponding increase in selling, general and administrative expenses for the years ended December 31, 2008 and 2007, respectively.

Accounting Standard Issued

ASU No. 2009-13 — Multiple Deliverable Revenue Arrangements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (“ASC Topic 605”) - Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force (“ASU No. 2009-13”). ASU No. 2009-13 amends guidance included within ASC Topic 605-25 to require an entity to use an estimated selling price when vendor specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. ASU No. 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company is currently evaluating the impact of adopting the provisions of ASU No. 2009-13.

Accounting Standards Adopted

FASB Codification

In June 2009, the FASB issued ASU No. 2009-1, Generally Accepted Accounting Principles (“ASC Topic 105”), which establishes the FASB Accounting Standards Codification (“Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification. After the Codification became effective (interim and annual periods ending on or after September 15, 2009), only one level of authoritative U.S. GAAP exists. All other literature will be considered non-authoritative. The Codification does not change existing U.S. GAAP. The Codification was effective for the Company’s third quarter 2009 financial statements and the principal impact on its financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification. Pursuant to the provisions of ASC Topic 105, the Company has updated references to GAAP in its financial statements issued beginning with the quarter ended September 30, 2009. The adoption of ASC Topic 105 did not impact the Company’s financial position or results of operations.

ASC Topic 805, Business Combinations

The Company adopted ASC Topic 805, Business Combinations (“Topic 805”), effective January 1, 2009. Topic 805 requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose the information necessary to evaluate and understand the nature and financial effect of the business combination. In addition, Topic 805 requires that contingent purchase consideration be recognized at fair value on the acquisition date with subsequent adjustments recognized in the consolidated statement of operations. The impact of Topic 805 on the Company’s consolidated financial statements will depend upon the nature, terms and size of the acquisitions it completes. Refer to Note 2 to the Consolidated Financial Statements for the impact of adopting Topic 805 as a result of acquisitions completed in 2009.

ASC Topic 855, Subsequent Events

In May 2009, the FASB issued ASC Topic 855, Subsequent Events (“Topic 855”), which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued. More specifically, Topic 855 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date. Topic 855 provides largely the same guidance on subsequent events which previously existed only in auditing literature. The statement was adopted by the Company in its second quarter ended June 30, 2009 and did not have an impact on its Consolidated Financial Statements.

(2)                     Acquisitions

Below is a summary of the acquisitions we completed during the years ended December 31, 2009, 2008 and 2007.

PerformTech, Inc.

Effective December 30, 2009, General Physics acquired PerformTech, Inc. (“PerformTech”) a provider of custom courseware development and other training services primarily for the U.S. Government. PerformTech, located in Alexandria, Virginia, is a leading developer of custom training solutions, with a significant presence supporting federal government priorities including border security, anti-terrorism, and highway engineering. PerformTech leverages its extensive past performance, proprietary development tools, and technical expertise in needs analysis, curriculum development (classroom and web-based), and training delivery to address clients’ mission critical needs. General Physics acquired 100% ownership of PerformTech for a purchase price of approximately $18,074,000 in cash, to be subsequently adjusted within 120 days of the effective date based on actual working capital as defined in the purchase agreement. In addition, the purchase agreement requires up to an additional $4,500,000 to be paid to the sellers, contingent upon the achievement of certain revenue targets, as defined in the purchase agreement, during the two twelve-month periods following the completion of the acquisition. PerformTech is included in the Manufacturing & BPO segment and the results of its operations will be included in the consolidated financial statements for the period beginning January 1, 2010. The balance sheet accounts of PerformTech are reflected in our consolidated balance sheet as of December 31, 2009. The pro-forma impact of the PerformTech acquisition is not material to our results of operations for the year ended December 31, 2009.

As discussed in Note 1, effective January 1, 2009, the Company adopted Topic 805, which requires that contingent consideration be recognized at fair value on the acquisition date with subsequent adjustments recognized in the consolidated statement of operations. Under the prior accounting standard, contingent consideration for acquisitions completed prior to 2009 was recognized in the financial statements as an addition to goodwill at the time the payment was probable.  The potential undiscounted amounts of all future contingent consideration payments that the Company could be required to make for the PerformTech acquisition is between $0 and $4,500,000.  In accordance with Topic 805, the Company accrued $1,794,000 of contingent consideration based on its estimate of the fair value of contingent consideration on the acquisition date, which was determined using a probability-weighted income approach and discounted to present value using a weighted-average cost of capital. The Company will re-evaluate the recorded amount of contingent consideration on a quarterly basis and any subsequent adjustments based on actual payments or revised estimates will be recognized in the consolidated statements of operations during the period of adjustment. The Company expects that all of the goodwill recorded for financial statement purposes will be deductible for tax purposes, except that contingent consideration is only deductible when paid. If the actual contingent consideration payments are less than the estimated fair value as of the acquisition date, a portion of goodwill will not be deductible for tax purposes.

The estimated fair value of the purchase price recorded by the Company consisted of the following (in thousands):

Cash purchase price	$18,074
Estimated adjustment to purchase price based on actual net working capital	(437)
Estimated contingent consideration	1,794
Total estimated purchase price	$19,431

The Company’s purchase price allocation for the net assets acquired is as follows (in thousands):

Cash	$2,434
Accounts receivable	2,866
Earnings in excess of billings on uncompleted contracts	1,232
Prepaid expenses and other assets	40
Property, plant and equipment, net	158
Amortizable intangible assets	2,981
Goodwill	10,480
Total assets acquired	20,191
Accounts payable, accrued expenses and other liabilities	722
Billings in excess of costs and estimated earnings on uncompleted contracts	38
Total liabilities assumed	760

Net assets acquired	$19,431

The Company recorded $2,790,000 for customer-related intangible assets acquired which will be amortized over an estimated useful life of five years, and $191,000 for proprietary technology assets acquired to be amortized over an estimated useful life of five years. The carrying value of current assets and liabilities approximate estimated market values, except for goodwill, intangible assets and contingent consideration which have been valued using Level 3 inputs as defined in fair value measurement accounting.

Option Six

Effective December 1, 2009, General Physics acquired Option Six, Inc. (“Option Six”), a provider of custom courseware development services with expertise in the software and pharmaceutical industries. Option Six, located in Bloomington, Indiana, provides blended learning courseware development services. General Physics acquired 100% ownership of Option Six for a purchase price of approximately $4,093,000 in cash, to be subsequently adjusted within 90 days of the effective date based on actual net assets as defined in the purchase agreement. In addition, the purchase agreement requires up to an additional $2,000,000 to be paid to the sellers, contingent upon the achievement of certain earnings targets, as defined in the purchase agreement, during the two twelve-month periods following the completion of the acquisition. Option Six is included in the Manufacturing & BPO segment and the results of its operations have been included in the consolidated financial statements for the period beginning December 1, 2009. The pro-forma impact of the Option Six acquisition is not material to our results of operations for the year ended December 31, 2009.

The potential undiscounted amounts of all future contingent consideration payments that the Company could be required to make for the Option Six acquisition is between $0 and $2,000,000. The Company accrued $827,000 of contingent consideration based on its estimate of the fair value of contingent consideration on the acquisition date, which was determined using a probability-weighted income approach and discounted to present value using a weighted-average cost of capital. The Company will re-evaluate the recorded amount of contingent consideration on a quarterly basis and any subsequent adjustments based on actual payments or revised estimates will be recognized in the consolidated statements of operations during the period of adjustment. The Company expects that all of the goodwill recorded for financial statement purposes will be deductible for tax purposes, except that contingent consideration is only deductible when paid. If the actual contingent consideration payments are less than the estimated fair value as of the acquisition date, a portion of goodwill will not be deductible for tax purposes.

The estimated fair value of the purchase price recorded by the Company consisted of the following (in thousands):

Cash purchase price	$4,093
Estimated adjustment to purchase price based on actual net assets	19
Estimated contingent consideration	827
Total estimated purchase price	$4,939

The Company’s purchase price allocation for the net assets acquired is as follows (in thousands):

Cash	$947
Accounts receivable	616
Earnings in excess of billings on uncompleted contracts	159
Amortizable intangible assets	930
Goodwill	2,647
Total assets acquired	5,299
Accounts payable, accrued expenses and other liabilities	215
Billings in excess of costs and estimated earnings on uncompleted contracts	145
Total liabilities assumed	360

Net assets acquired	$4,939

The Company recorded customer-related intangible assets as a result of the acquisition, which included $930,000 for customer relationships acquired which will be amortized over an estimated useful life of five years. The carrying value of current assets and liabilities approximate estimated market values, except for goodwill, intangible assets and contingent consideration which have been valued using Level 3 inputs as defined in fair value measurement accounting.

Milsom Industrial Designs Limited

Effective September 1, 2009, General Physics, through its wholly owned subsidiary, General Physics (UK) Ltd. (“GPUK”), completed the acquisition of Milsom Industrial Designs Limited (“Milsom”), a provider of technical documentation, technical publications, technical recruiting and engineering design services in the United Kingdom. GPUK acquired 100% ownership of Milsom for a purchase price of approximately $2,763,000 in cash, subsequently reduced by a $219,000 post-closing adjustment based on the final net asset amount set forth in the purchase agreement. In addition, the purchase agreement requires GPUK to pay up to an additional $3,600,000, of which $1,200,000 would be payable subsequent to each of the three twelve-month periods following completion of the acquisition, contingent upon Milsom achieving certain earnings targets during those periods, as defined in the purchase agreement. Milsom is included in the Company’s Manufacturing & BPO segment and its results of operations are included in the consolidated financial statements for the period beginning September 1, 2009. The pro-forma impact of the Milsom acquisition is not material to the Company’s results of operations for the year ended December 31, 2009.

The potential undiscounted amounts of all future contingent consideration payments that the Company could be required to make for the Milsom acquisition is between $0 and $3,600,000. The Company accrued $2,437,000 of contingent consideration based on its estimate of the fair value of contingent consideration on the acquisition date, which was determined using a probability-weighted income approach and discounted to present value using a weighted-average cost of capital. The Company will re-evaluate the recorded amount of contingent consideration on a quarterly basis and any subsequent adjustments based on actual payments or revised estimates will be recognized in the consolidated statements of operations during the period of adjustment. None of the goodwill recorded for financial statement purposes is deductible for tax purposes.

The estimated fair value of the purchase price recorded by the Company consisted of the following (in thousands):

Cash purchase price	$2,544
Estimated contingent consideration	2,437
Total estimated purchase price	$4,981

The Company’s purchase price allocation for the net assets acquired is as follows (in thousands):

Cash	$557
Accounts receivable	1,414
Prepaid expenses and other current assets	466
Property, plant and equipment, net	259
Amortizable intangible assets	1,209
Goodwill	2,876
Total assets acquired	6,781
Accounts payable, accrued expenses and other liabilities	1,410
Billings in excess of costs and estimated earnings on uncompleted contracts	51
Deferred tax liability	339
Total liabilities assumed	1,800

Net assets acquired	$4,981

The Company recorded customer-related intangible assets as a result of the acquisition, which included $816,000 relating to customer lists and relationships acquired which will be amortized over an estimated useful life of nine years, and $393,000 relating to contract backlog for future services under firm contracts which will be amortized over approximately three years subsequent to the acquisition in proportion to the amount of related backlog to be recognized in revenue. The carrying value of current assets and liabilities approximate estimated market values, except for goodwill, intangible assets and contingent consideration which have been valued using Level 3 inputs as defined in fair value measurement accounting.

Performance Consulting Services, Inc. (PCS)

On March 1, 2008, General Physics completed the acquisition of PCS, a company specializing in performance engineering support, training, combustion optimization, the implementation of smart equipment condition monitoring systems and testing services for power plants. The purchase price at closing consisted of $1,011,000 in cash paid to the sellers, subsequently reduced by a $95,000 post-closing adjustment based on the final working capital amount set forth in the purchase agreement. The purchase price also includes $1,000,000 of guaranteed future payments paid in two equal installments on January 31, 2009 and January 31, 2010. In addition, the purchase agreement requires up to an additional $2,255,000, contingent upon the achievement of certain revenue targets, as defined in the purchase agreement, during the two twelve-month periods following the completion of the acquisition. In April 2009, the Company paid $305,000 of contingent consideration with respect to the first twelve-month period following completion of the acquisition. The total purchase price for PCS, before considering any contingent consideration, was $2,065,000, consisting of $916,000 in net cash paid at closing, $1,000,000 of deferred payments and $149,000 of acquisition costs. The purchase price allocation primarily consisted of $1,609,000 of goodwill, which is not deductible for tax purposes, and $465,000 of customer related intangible assets to be amortized over five years from the acquisition date. PCS is included in the Energy segment and the results of its operations have been included in the consolidated financial statements for the period beginning March 1, 2008. The pro-forma impact of the PCS acquisition is not material to the Company’s results of operations for the year ended December 31, 2008.

Other 2008 Acquisitions

During the fourth quarter of 2008, General Physics, through its wholly owned GPUK subsidiary completed two separate acquisitions of training and consulting companies in the United Kingdom. The total purchase price for these businesses was approximately $900,000 in cash. In addition, the purchase agreements require up to an additional $1,600,000 to be paid to the sellers, contingent upon the achievement of certain earnings targets, as defined in the purchase agreements, during periods subsequent to the acquisitions. In December 2009, the Company paid $159,000 of contingent consideration to the sellers of one of the acquired businesses with respect to the first twelve-month period following the completion of the acquisition. The purchase price allocations primarily consisted of $788,000 of goodwill and $124,000 of customer related intangible assets to be amortized over three years from the acquisition date. The pro-forma impact of these acquisitions is not material to the Company’s results of operations for the year ended December 31, 2008.

Via Training, LLC (Via)

On October 1, 2007, General Physics acquired Via, a U.S. custom e-Learning sales training company, for a purchase price of $1,775,000 in cash. In addition, the purchase agreement requires up to an additional $3,250,000 to be paid to the seller, contingent upon Via achieving certain earnings targets, as defined in the purchase agreement, during the two twelve-month periods following the completion of the acquisition. No contingent consideration was paid as the earnings targets were not achieved for the two twelve-month periods following the completion of the acquisition. The total purchase price for Via was $1,974,000, consisting of $1,775,000 in cash paid at closing and $199,000 of acquisition costs. The purchase price allocation consisted of $680,000 of tangible net assets, $120,000 of goodwill, which is deductible for tax purposes, and $1,174,000 of customer related intangible assets and software to be amortized over a weighted average period of 4.6 years from the acquisition date. Via is included in the Company’s Manufacturing & BPO segment and its results of operations are included in its consolidated financial statements for the period beginning October 1, 2007. The pro-forma impact of the Via acquisition is not material to the Company’s results of operations for the year ended December 31, 2007.

Smallpeice Enterprises Limited (SEL)

On June 1, 2007, General Physics, through its wholly owned GPUK subsidiary, completed the acquisition of SEL, a provider of business improvement and technical and management training services in the United Kingdom. GPUK acquired 100% ownership of SEL for a purchase price of approximately $3,276,000 in cash. In addition, the purchase agreement requires up to an additional $1,800,000, contingent upon SEL achieving certain earnings targets, as defined in the purchase agreement, during the one-year period following completion of the acquisition. During 2008, General Physics paid $165,000 of contingent consideration based on the earnings targets achieved during the one-year period following completion of the acquisition which was accounted for as goodwill. The total purchase price for SEL was $3,591,000, consisting of $3,276,000 in cash paid at closing, $165,000 of contingent consideration paid in 2008 and $150,000 of acquisition costs. The purchase price allocation consisted of $608,000 of tangible net assets, $2,511,000 of goodwill, which is not deductible for tax purposes, and $472,000 of intangible assets for customer relationships and a favorable operating lease acquired to be amortized over a weighted average period of 4.0 years from the acquisition date.

SEL is included in the Company’s Manufacturing & BPO segment and its results of operations are included in the consolidated financial statements for the period beginning June 1, 2007. The pro-forma impact of the SEL acquisition is not material to the Company’s results of operations for the year ended December 31, 2007.

Sandy Corporation

On January 23, 2007, General Physics completed the acquisition of Sandy Corporation (“Sandy”), a leader in custom product sales training and part of the ADP Dealer Services division of ADP, Inc. (“ADP”). Sandy, which is run as an unincorporated division of General Physics, offers custom sales training and print-based and electronic publications primarily to the U.S. automotive industry. General Physics acquired certain assets and the business of Sandy for a purchase price of $4,393,000 cash paid to ADP. In addition, the purchase agreement requires up to an additional $8,000,000 of contingent consideration to be paid to ADP based upon Sandy achieving certain revenue targets, during the two twelve-month periods following completion of the acquisition. General Physics paid a total of $5,000,000 of contingent consideration ($2,500,000 in each of the years ended December 31, 2009 and 2008) with respect to the two twelve-month periods subsequent to the acquisition.

The total purchase price for the Sandy acquisition consisted of the following (in thousands):

Cash purchase price	$4,393
Contingent consideration paid in 2008	2,500
Contingent consideration paid in 2009	2,500
Acquisition costs	964
Total purchase price	$10,357

The Company’s purchase price allocation for the net assets acquired is as follows (in thousands):

Inventory	$783
Prepaid expenses and other current assets	41
Property, plant and equipment	134
Amortizable intangible assets	6,006
Goodwill	5,508
Total assets acquired	12,472
Accounts payable, accrued expenses and other liabilities	995
Billings in excess of costs and estimated earnings on uncompleted contracts	1,120
Total liabilities assumed	2,115

Net assets acquired	$10,357

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

Sandy is included in the Company’s Sandy Training and Marketing segment (see Note 13) and the results of its operations have been included in the consolidated financial statements for the period beginning January 23,

2007.  The following unaudited pro-forma condensed consolidated results of operations assume that the acquisition of Sandy was completed as of January 1, 2007:

Year ended
December 31,
2007
(In thousands, except per share amounts)
Revenue	$252,370
Net income	9,825
Basic earnings per share	0.59
Diluted earnings per share	0.57

The pro-forma data above may not be indicative of the results that would have been obtained had the acquisition actually been completed at the beginning of the periods presented, nor is it intended to be a projection of future results.

(3)                     Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable business segment for the years ended December 31, 2009 and 2008 were as follows (in thousands):

	Manufacturing & BPO	Process & Government	Energy	Sandy	Total
Net book value at Jan. 1, 2008
Goodwill	$38,231	$14,740	$6,269	$2,508	$61,748
Accumulated impairment losses	—	—	—	—	—
Total	38,231	14,740	6,269	2,508	61,748
Acquisitions	907	—	1,609	3,000	5,516
Impairment loss	—	—	—	(5,508)	(5,508)
Foreign currency translation	(1,325)	—	—	—	(1,325)
Other	(22)	(128)	(8)	—	(158)
Net book value at Dec. 31, 2008
Goodwill	37,791	14,612	7,870	5,508	65,781
Accumulated impairment losses	—	—	—	(5,508)	(5,508)
Total	37,791	14,612	7,870	—	60,273
Acquisitions	16,162	—	305	—	16,467
Impairment loss	(9,909)	—	—	—	(9,909)
Foreign currency translation	454	—	—	—	454
Other	88	(85)	(5)	—	(2)
Net book value at Dec. 31, 2009
Goodwill	54,495	14,527	8,170	5,508	82,700
Accumulated impairment losses	(9,909)	—	—	(5,508)	(15,417)
Total	$44,586	$14,527	$8,170	$—	$67,283

The Company recognized a goodwill impairment loss of $9,909,000 for the year ended December 31, 2009 related to the Manufacturing reporting unit and a $5,508,000 goodwill impairment loss for the year ended December 31,

2008 related to the Sandy segment. The goodwill impairment losses were attributable to a significant decline in the Company’s market capitalization during the fourth quarter of 2008 and first half of 2009 and worsened financial performance by these reporting units due to the impact of the economic recession, particularly in the manufacturing and automotive industries. See Note 1 for further discussion regarding the factors leading to the goodwill impairments and the valuation methodologies and assumptions used in the goodwill impairment tests.

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

	December 31, 2009		December 31, 2008
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Customer relationships	$11,176	$(2,225)	$6,607	$(1,360)
Contract backlog	1,690	(1,479)	1,305	(1,305)
Non-compete agreements	250	(250)	1,340	(1,049)
Software and other	1,609	(523)	1,403	(201)
	$14,725	$(4,477)	$10,655	$(3,915)

During the second quarter of 2009 and in connection with the goodwill impairment loss in the Manufacturing reporting unit discussed above, the Company recorded an intangible asset impairment loss of $254,000 relating to a non-compete agreement that was no longer deemed to have value as of June 30, 2009.

Amortization expense for intangible assets was $1,367,000, $1,095,000, and $1,962,000, for the years ended December 31, 2009, 2008 and 2007, respectively. Estimated amortization expense for intangible assets included in the Company’s balance sheet as of December 31, 2009 is as follows (in thousands):

Fiscal year ending:
2010	$2,086
2011	1,842
2012	1,720
2013	1,429
2014	1,246
Thereafter	1,925
Total	$10,248

As of December 31, 2009, the Company’s intangible assets with finite lives had a weighted average remaining useful life of 6.3 years. The Company has no amortizable intangible assets with indefinite useful lives.

(4)                     Inventories

The Sandy Training & Marketing segment produces brand specific glovebox portfolios, brochures and accessory kits for its customers, which are installed in new cars and trucks at the time of vehicle assembly. Sandy designs these items and outsources their manufacturing to suppliers that provide the raw materials, bind and/or sew the portfolio, assemble its contents, and ship the finished product to its customers’ assembly plants.  Although the inventory is kept at third party suppliers, the Company has title to the inventory and bears the risk of loss. As of December 31, 2009 and 2008, the Company had inventories of $557,000 and $537,000, respectively, which primarily consisted of raw materials for the glovebox portfolios, brochures and accessory kits.

(5)                     Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2009	2008
Machinery, equipment and vehicles	$8,602	$7,304
Furniture and fixtures	1,626	1,447
Leasehold improvements	784	750
Buildings	390	355
	11,402	9,856
Accumulated depreciation and amortization	(8,281)	(6,886)
	$3,121	$2,970

Depreciation expense was $1,663,000, $1,763,000, and $1,379,000, for the years ended December 31, 2009, 2008 and 2007, respectively.

(6)                      Short-Term Borrowings

General Physics has a $35 million Financing and Security Agreement (the “Credit Agreement”) with a bank that expires on October 31, 2010 with annual renewal options. The Credit Agreement is secured by certain assets of General Physics and provides for an unsecured guaranty from the Company. The maximum interest rate on the Credit Agreement is the daily LIBOR market index rate plus 2.25%. Based upon the financial performance of General Physics, the interest rate can be reduced. As of December 31, 2009, the rate was LIBOR plus 1.25%. The Credit Agreement contains covenants with respect to General Physics’ minimum tangible net worth, total liabilities ratio, leverage ratio, interest coverage ratio and its ability to make capital expenditures. General Physics was in compliance with all loan covenants under the amended Credit Agreement as of December 31, 2009. The Credit Agreement also contains certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends. The Credit Agreement permits General Physics to provide the Company up to an additional $10,000,000 of cash to repurchase shares of its outstanding common stock in the open market. There was $6,832,000 remaining available for future share repurchases under the $10 million authorized amount as of December 31, 2009. General Physics is otherwise currently restricted from paying dividends or management fees to the Company in excess of $1,000,000 in any year, with the exception of a waiver which permitted General Physics to provide up to $8,100,000 in cash to repay debt obligations which matured in 2008 in the event the Company did not have available cash.

As of December 31, 2009, there were no borrowings outstanding and $29,750,000 of available borrowings under the Credit Agreement, based upon 80% of eligible accounts receivable and 80% of eligible unbilled receivables.  As of December 31, 2008, there were $3,234,000 of borrowings outstanding under the Credit Agreement.

(7)                     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31,
	2009	2008
Trade accounts payable	$6,327	$6,385
Accrued salaries, vacation and benefits	8,130	9,627
Negative cash book balance	—	595
Accrued contingent consideration	809	2,500
Other accrued expenses	8,198	6,870
	$23,464	$25,977

As of December 31, 2009, the Company also had accrued contingent consideration totaling $4,249,000 related to acquisitions which is included in other long-term liabilities on the consolidated balance sheet and represents the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.

(8)                     Employee Benefit Plan

The Company offers a Retirement Savings Plan (the “Plan”) to its employees. Eligible employees may elect to contribute at any time, and contributions begin as soon as administratively feasible thereafter.  The Plan permits pre-tax contributions to the Plan by participants pursuant to Section 401(K) of the Internal Revenue Code (IRC).  Prior to December 31, 2008, the Plan required that the Company match at least 25% of the participants’ contributions, up to the first 7% of base compensation for employees who have completed one year of service.  The Company may make additional matching contributions at its discretion. In 2008 and 2007, the Company matched 50% of participants’ contributions in cash and/or shares of its common stock, up to the first 7% of participants’ base compensation. Effective January 1, 2009, the Company amended the Plan to no longer require the Company to match employee contributions, and announced to its employees that matching contributions would be reduced from 50% to 10% as part of the Company’s cost reduction strategy.

In 2009, 2008 and 2007, the Company contributed 73,614, 234,665, and 138,724 shares, respectively, of the Company’s common stock directly to the Plan with a value of approximately $349,000, $1,724,000, and $1,390,000, respectively, which was recognized as an expense in the consolidated statements of operations. In addition, the Company contributed cash of $83,000 to the Plan for matching contributions for the year ended December 31, 2009.

(9)                      Income Taxes

The components of income before income taxes and income tax expense for the years ended December 31, 2009, 2008, and 2007 are as follows (in thousands):

	Years ended December 31,
	2009	2008	2007
Income (loss) before income taxes:
Domestic	$3,642	$11,843	$15,143
Foreign	(247)	2,307	1,763
Total income before income taxes	$3,395	$14,150	$16,906

Income tax expense:
Current:
Federal	$829	$4,456	$96
State and local	900	1,092	836
Foreign	994	699	453
Total current	2,723	6,247	1,385
Deferred:
Federal	2,088	79	5,401
State and local	(23)	(30)	481
Foreign	(203)	17	(45)
Total deferred	1,862	66	5,837
Total income tax expense	$4,585	$6,313	$7,222

The deferred tax expense excludes activity in the net deferred tax assets relating to amounts recorded directly to stockholders’ equity and goodwill. Income before income tax expense generated from foreign entities was approximately $125,000, $802,000, and $872,000 in 2009, 2008 and 2007, respectively.

The difference between the expense for income tax expense computed at the statutory rate and the reported amount of income tax expense is as follows:

	December 31,
	2009	2008	2007
Federal income tax rate	35.0%	35.0%	35.0%
State and local taxes net of federal benefit	5.4	5.2	4.5
Foreign taxes, net of federal benefit	3.9	4.0	1.9
Tax impact of foreign losses for which no U.S. tax benefit has been provided	(0.3)	(2.0)	(1.8)
Permanent differences	1.7	2.8	2.3
Valuation allowance adjustments	(0.4)	0.1	0.6
Effect of goodwill impairment loss	90.0	—	—
Other	(0.2)	(0.5)	0.2
Effective tax rate	135.1%	44.6%	42.7%

In connection with the $10,163,000 goodwill and intangible asset impairment loss incurred during the second quarter of 2009, the Company recognized a $1,536,000 income tax benefit for the tax deductible portion of goodwill which was written off.  Excluding the impact of the impairment loss, the effective income tax rate was 45.1% for the year ended December 31, 2009.

As of December 31, 2009, the Company had utilized all of its available credit carryovers for Federal tax purposes. In addition, as of December 31, 2009, the Company had foreign net operating loss carryforwards of $1,839,000 which expire in 2011 and beyond. There is a valuation allowance of $1,382,000 against the foreign net operating loss carryforwards due to the uncertainty of future profitability in foreign jurisdictions.

As of December 31, 2009, the Company had $2,218,000 of unrecognized tax benefits, all of which would impact the effective tax rate if recognized. The Company does not expect any material changes to its uncertain tax positions in the next twelve months. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. As of December 31, 2009, the Company had $73,000 of accrued interest related to these tax positions. Prior to January 2009, the Company did not recognize interest expense due to the existence of net operating loss carryforwards in the years in which the related tax positions were taken.  The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examination by tax authorities for years prior to 2002.

The tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities that are included in the net deferred tax assets and liabilities are summarized as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Allowance for doubtful accounts	$218	$368
Accrued liabilities	326	515
Stock-based compensation expense	573	398
Net federal, state and foreign operating loss carryforwards	1,004	782
Tax credit carryforwards	—	2,265
Deferred tax assets	2,121	4,328
Deferred tax liabilities:
Intangible assets, property and equipment, principally due to difference in depreciation and amortization	1,439	1,443
Net deferred tax assets	682	2,885
Less valuation allowance	(814)	(763)
Net deferred tax assets (liabilities), net of valuation allowance	$(132)	$2,122

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

(10)              Comprehensive Income

The following are the components of comprehensive income (loss) (in thousands):

	Years ended December 31,
	2009	2008	2007
Net income (loss)	$(1,190)	$7,837	$9,684
Other comprehensive income (loss)	683	(2,168)	179
Comprehensive income (loss)	$(507)	$5,669	$9,863

Other comprehensive income (loss) consists of foreign currency translations adjustments. As of December 31, 2009 and 2008, accumulated other comprehensive loss was $1,946,000 and $2,629,000, respectively, and consisted of foreign currency translation adjustments, net of tax.

(11)              Stock-Based Compensation

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

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Years ended December 31,
	2009	2008	2007
Non-qualified stock options	$477	$477	$264
Restricted stock units	771	433	371
Board of Director stock grants	191	143	75
Total	$1,439	$1,053	$710

The Company recognized a deferred income tax benefit of $499,000, $364,000 and $254,000, respectively, during the years ended December 31, 2009, 2008, and 2007 associated with the compensation expense recognized in its consolidated financial statements.  As of December 31, 2009, the Company had non-qualified stock options and restricted stock units outstanding under these plans as discussed below.

Non-Qualified Stock Options

Non-qualified stock options are granted with an exercise price not less than the fair market value of the Company’s common stock at the date of grant, vest over a period up to ten years, and expire at various terms up to ten years from the date of grant.

Summarized information for the Company’s non-qualified stock options is as follows:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
Stock Options	options	exercise price	term	value
Outstanding at December 31, 2008	954,554	$10.26

Granted	—	—
Exercised	(12,243)	4.13
Forfeited	(400)	9.66
Expired	(8,900)	3.92
Outstanding at December 31, 2009	933,011	$10.40	3.27	$314,000
Stock options expected to vest	845,221	$10.33	3.25	$314,000
Exercisable at December 31, 2009	299,088	$8.99	2.84	$314,000

No stock options were granted during the year ended December 31, 2009. Summarized information for non-qualified stock options granted to certain key personnel during the years ended December 31, 2008 and 2007 is as follows:

	2008	2007
Number of options granted	12,600	880,000
Exercise price	$9.66	$11.08
Vesting term	3 years	5 years
Contractual term	5 years	6 years
Grant-date fair value	$2.29	$3.14

Black-Scholes assumptions:
Expected term	3.5 years	4.75 years
Expected stock price volatility	27.6%	22.1%
Risk-free interest rate	2.34%	4.99%
Expected dividend yield	—%	—%

As of December 31, 2009, the Company had approximately $1,176,000 of unrecognized compensation cost related to the unvested portion of outstanding stock options to be recognized on a straight-line basis over a weighted average remaining service period of approximately 2.5 years.

The Company received cash for the exercise price associated with stock options exercised of $51,000, $55,000, and $1,688,000 during the years ended December 31, 2009, 2008 and 2007, respectively. The total intrinsic value realized by participants on stock options exercised and/or settled was $37,000, $67,000, and $1,751,000 during the years ended December 31, 2009, 2008 and 2007, respectively. During the year ended December 31, 2008, the Company realized income tax benefits of $1,964,000 related to stock option exercises and restricted stock vesting, which are reflected as an increase to additional paid-in capital on the consolidated statement of stockholders’ equity. The income tax benefits related to 2008 and prior years which were not realized during prior periods due to the existence of net operating loss carryforwards in the periods the tax deductions were taken.

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

		Weighted
	Year ended	average
	December 31,	grant date
	2009	fair value
	(In shares)	(In dollars)
Outstanding and unvested, beginning of period	438,452	$6.65
Granted	10,500	5.84
Vested	(123,026)	6.84
Forfeited	(11,520)	7.32
Outstanding and unvested, end of period	314,406	$6.52
Restricted stock units expected to vest	266,877	$6.66

The total intrinsic value realized by participants upon the vesting of restricted stock units was $796,000, $467,000 and $759,000 during the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, the Company had unrecognized compensation cost of $1,562,000 related to the unvested portion of its outstanding restricted stock units expected to be recognized over a weighted average remaining service period of 2.7 years.

(12)              Common Stock

The holders of common stock are entitled to one vote per share. As of December 31, 2009, there were 18,588,391 shares of common stock issued and outstanding. In addition, as of December 31, 2009, 1,247,417 shares were reserved for issuance under outstanding equity compensation awards such as stock options and restricted stock units and an additional 565,825 shares were available for issuance for future grants of awards under the Company’s 2003 Plan.

Securities Purchase Agreement

On December 30, 2009, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single accredited investor, Sagard Capital Partners, L.P. (“Sagard”), pursuant to which the Company sold to Sagard, in a private placement, an aggregate of 2,857,143 shares (the “Shares”) of the Company’s common stock, par value $0.01, at a price of $7.00 per share (the “Offering”), for an aggregate purchase price of $20,000,000.  The Offering closed on December 30, 2009.

Pursuant to the Purchase Agreement, Sagard has certain preemptive rights with respect to future issuances of equity or equity equivalent securities by the Company, which expire under the conditions described in the Purchase Agreement.  These preemptive rights allow Sagard to maintain its pro rata ownership in the Company, subject to certain exceptions.  Also, during a period ending no later than the second anniversary of the closing of the Offering, Sagard has the additional, special preemptive right to purchase up to $5,000,000 in additional equity or equity equivalent securities issued in future offerings, in each case subject to certain exceptions.  In addition, pursuant to the Purchase Agreement, Sagard agreed to certain standstill provisions that, among other things, prohibit Sagard from acquiring beneficial ownership of more than 19.9% of the Company’s common stock (calculated on a fully diluted basis) for two years from the date of the Purchase Agreement (excluding, for purposes of this calculation, securities Sagard may acquire pursuant to the special preemptive rights referenced above, which are not subject to the 19.9% maximum), and from acquiring beneficial ownership of more than 23% of the Company’s common stock (calculated on a fully diluted basis) thereafter.

Registration Rights Agreement

In connection with the Offering, on December 30, 2009, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Sagard.  Pursuant to the Registration Rights Agreement, the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) no later than September 30, 2010 for purposes of registering the resale of the Shares and any shares of common stock issued pursuant to the preemptive rights under Section 4(l) of the Purchase Agreement (or any shares of common stock issuable upon exercise, conversion or exchange of securities issued pursuant to the preemptive rights).  The Company agreed to use its reasonable best efforts to cause this registration statement to be declared effective by the SEC no later than December 30, 2010.  If the Company fails to meet either of these deadlines, fails to meet filing or effectiveness deadlines with respect to any additional registration statements required by the Registration Rights Agreement, or fails to keep any registration statements continuously effective (with limited exceptions), the Company will be obligated to pay to the holders of the Shares liquidated damages in the amount of 1% of the purchase price for the Shares per month, up to a maximum of $2,400,000.  The Company also agreed, among other things, to indemnify the selling holders under the registration statements from certain liabilities and to pay all fees and expenses (excluding underwriting discounts and selling commissions and all legal fees of the selling holders in excess of $25,000) incident to the Company’s obligations under the Registration Rights Agreement.

Stock Repurchase Program

Since January 2006, the Company’s Board of Directors has authorized a total of $23,000,000 of repurchases of the Company’s common stock from time to time in the open market, subject to prevailing business and market conditions and other factors.  During the years ended December 31, 2009, 2008, 2007 and 2006, the Company repurchased approximately 526,000, 1,091,000, 678,500 and 420,000 shares, respectively, of its common stock in the open market for a total cost of approximately $2,166,000, $8,797,000, $6,511,000 and $3,140,000, respectively. As of December 31, 2009, there was approximately $2,386,000 available for future repurchases under the buyback program. There is no expiration date for the repurchase program.

(13)              Business Segments

As of December 31, 2009, the Company operated through four reportable business segments: (i) Manufacturing & BPO, (ii) Process & Government, (iii) Energy, and (iv) Sandy Training & Marketing (“Sandy”). The Company is organized by operating group, primarily based upon the markets served by each group and the services performed. Each operating group consists of strategic business units (“SBUs”) and business units (“BUs”) which are focused on providing specific products and services to certain classes of customers or within targeted markets. Across operating groups, SBUs and BUs, the Company integrates similar service lines, technology, information, work products, client management and other resources. Communications and market research, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development. Two of the Company’s reportable business segments, Manufacturing & BPO and Process & Government, represent an aggregation of certain operating groups in accordance with the aggregation criteria in U.S. GAAP, while the Energy and Sandy groups each represent one operating segment. The Company reviews its reportable business segments on a continual basis and could change its reportable business segments from time to time in the event of organizational changes.

Further information regarding each business segment is discussed below.

Manufacturing & BPO. The Manufacturing & BPO segment delivers training, curriculum design and development, staff augmentation, e-Learning services, system hosting, integration and help desk support, training business process outsourcing, and consulting and technical services primarily to large companies in the electronics and semiconductors, steel, healthcare, pharmaceutical, software, financial and other industries as well as to government agencies. This segment’s ability to deliver a wide range of training services allows it to take over the entire learning function for the client, including their training personnel.

Process & Government. The Process & Government segment has over four decades of experience providing consulting, engineering, technical and training services, including emergency preparedness, safety and regulatory compliance, chemical demilitarization and environmental services primarily to federal and state government agencies, large government contractors and petroleum and chemical refining companies. This segment also provides design and construction of alternative fuel stations, including LNG and hydrogen fueling stations.

Energy. The Energy segment provides engineering services, products and training primarily to electric power utilities. The Company’s proprietary EtaProTM Performance Monitoring and Optimization System provides a suite of performance solutions for power generation plants and is installed at approximately 700 power generating units in over 25 countries. In addition, this segment provides web-based training through our GPiLearnTM portal to over 28,000 power plant personnel in the U.S. and in over 35 countries.

Sandy Training & Marketing. The Sandy segment provides custom product sales training and has been a leader in serving manufacturing customers in the U.S. automotive industry for over 30 years. Sandy provides custom product sales training designed to better educate customer sales forces with respect to new product features and designs, in effect rapidly increasing the sales force knowledge base and enabling them to address detailed customer queries. Furthermore, Sandy helps our clients assess their customer relationship marketing strategy, measure performance against competitors and connect with their customers on a one-to-one basis. This segment also provides technical training services to automotive customers.

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

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income tax expense (in thousands):

	Years ended December 31,
	2009	2008	2007
Revenue:
Manufacturing & BPO	$97,290	$119,041	$106,502
Process & Government	53,642	54,394	54,903
Energy	22,674	22,018	16,963
Sandy Training & Marketing	45,634	72,440	70,054
	$219,240	$267,893	$248,422
Operating income (loss):
Manufacturing & BPO (a)	$(5,096)	$8,934	$7,327
Process & Government	3,147	5,318	7,633
Energy	4,474	4,610	3,144
Sandy Training & Marketing (b)	2,411	(3,210)	1,196
Corporate and other	(1,808)	(1,889)	(2,038)
	3,128	13,763	17,262
Interest expense	(217)	(699)	(1,218)
Other income	484	1,086	862
Income before income tax expense	$3,395	$14,150	$16,906

(a)      The operating loss for the Manufacturing & BPO segment includes a $10,163,000 goodwill and intangible asset impairment loss for the year ended December 31, 2009 .

(b)     The operating loss for the Sandy segment includes a $5,508,000 goodwill impairment loss for the year ended December 31, 2008.

Additional information relating to the Company’s business segments is as follows (in thousands):

	December 31,
	2009	2008
Identifiable assets:
Manufacturing & BPO *	$94,171	$68,717
Process & Government	28,985	26,637
Energy	15,398	14,787
Sandy Training & Marketing	17,253	22,656
Corporate and other	894	3,043
Total assets	$156,701	$135,840

*             Assets for the Manufacturing & BPO segment includes assets acquired in connection with the Milsom, Option Six and PerformTech acquisitions during the year ended December 31, 2009 (see Note 2).

Identifiable assets by business segment are those assets that are used in the Company’s operations in each segment. Corporate and other assets consist primarily of cash and cash equivalents, other assets, and deferred tax assets and liabilities.

	Years ended December 31,
	2009	2008	2007
Additions to property, plant and equipment:
Manufacturing & BPO	$451	$1,034	$762
Process & Government	76	100	139
Energy	38	162	15
Sandy Training & Marketing	3	332	150
Corporate and other	606	308	652
	$1,174	$1,936	$1,718
Depreciation and amortization:
Manufacturing & BPO	$1,323	$1,447	$1,070
Process & Government	43	53	90
Energy	397	212	27
Sandy Training & Marketing	581	636	1,697
Corporate and other	1,036	1,100	1,120
	$3,380	$3,448	$4,004

Information about the Company’s revenue in different geographic regions, which are attributable to the Company’s wholly owned subsidiaries located in the United Kingdom, Canada, Mexico, Singapore, Malaysia, China and India is as follows (in thousands):

	Years ended December 31,
	2009	2008	2007
United States	$188,181	$233,679	$220,459
United Kingdom	24,163	26,485	22,483
Other	6,896	7,729	5,480
	$219,240	$267,893	$248,422

Information about the Company’s total assets in different geographic regions is as follows (in thousands):

	December 31,
	2009	2008
United States	$136,035	$120,177
United Kingdom	16,445	11,586
Other	4,221	4,077
	$156,701	$135,840

(14)              Related Party Transactions

Pursuant to the terms of the Securities Purchase Agreement with Sagard as discussed in Note 12, the Company agreed to take all corporate and other action necessary to cause one designee of Sagard to be elected or appointed to the Company’s Board of Directors, effective as of December 30, 2009, in all cases subject to compliance with relevant NYSE rules and regulations and all other legal and governance requirements regarding service as a director of the Company.  Accordingly, on December 18, 2009, the Board of Directors unanimously approved resolutions increasing the number of Directors on the Board of Directors from seven to eight and, effective as of the date of the closing of the Offering, elected Daniel Friedberg to serve on the Board of Directors for an initial term commencing as of the date of the closing of the Offering and ending at the next annual meeting of the shareholders of the Company.  From and after the expiration of such initial term until Sagard and/or its affiliates cease to beneficially own, in the aggregate, at least 900,000 shares of the Company’s common stock, the Company will reduce the size of the Board of Directors to seven and will not increase the size of the Board of Directors to more than seven directors, without the prior written consent of Sagard.  In accordance with the terms of the Purchase Agreement, on December 30, 2009, Mr. Friedberg was appointed to each committee of the Board of Directors.

Daniel M. Friedberg has been President and CEO of Sagard Capital Partners Management Corporation, the investment manager of Sagard, since its founding in 2005. Except as described above, Mr. Friedberg is not a party to any other arrangements pursuant to which he was selected as a director.  Except in connection with the Transaction, Mr. Friedberg has not been involved in any transaction since the beginning of the Company’s last fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant and the amount of which involved exceeds $120,000.

(15)              Commitments, Guarantees, and Contingencies

Commitments

Operating Leases

The Company has various noncancelable leases for real property and machinery and equipment. Such leases expire at various dates with, in some cases, options to extend their terms.

Minimum rentals under long-term operating leases are as follows (in thousands):

	Real	Machinery and
	property	equipment	Total
2010	$4,354	$959	$5,313
2011	4,032	343	4,375
2012	4,002	69	4,071
2013	2,965	14	2,979
2014	2,050	3	2,053
Thereafter	1,847	—	1,847
Total	$19,250	$1,388	$20,638

Certain of the leases contain provisions for rent escalation based primarily on increases in a specified Consumer Price Index, real estate taxes and operating costs incurred by the lessor. Rent expense was approximately $5,504,000, $5,203,000 and $5,309,000 for 2009, 2008 and 2007, respectively.

Other

As of December 31, 2009, the Company had one outstanding letter of credit totaling $21,000, which expires in 2010, and two outstanding performance bonds totaling $13,100,000 related to construction contracts which are scheduled to be completed in 2010.

Guarantees

Subsequent to the spin-off of National Patent Development Corporation (“NPDC”) in 2004, the Company continued to guarantee certain operating leases for the Connecticut and New Jersey warehouses of Five Star Products, Inc. (“Five Star”). In connection with the spin-off of NPDC by the Company, NPDC agreed to assume the Company’s obligation under such guarantees, to use commercially reasonable efforts to cause the Company to be released from each such guaranty, and to hold the Company harmless from all claims, expenses and liabilities connected with the leases or NPDC’s breach of any agreements effecting the spin-off. In March 2009, the Company received confirmation from the landlord that it was released from the guarantee on the Connecticut warehouse lease. The Company has not received confirmation that it has been released from the guarantee of the New Jersey warehouse.  The annual rent obligation for the New Jersey warehouse is currently believed to be approximately $1,500,000. The Company does not expect to incur any material payments associated with this guarantee, and as such, no liability is reflected in the consolidated balance sheets.

(16)              Quarterly Information (unaudited)

The Company’s quarterly financial information has not been audited but, in management’s opinion, includes all adjustments necessary for a fair presentation.

	Three months ended				Year ended
(In thousands)	March 31	June 30	September 30	December 31	December 31
2009

Revenue	$53,591	$53,757	$54,099	$57,793	$219,240
Gross profit	7,489	8,735	8,888	8,979	34,091
Goodwill impairment loss	—	10,163	—	—	10,163
Net income (loss)	1,459	(6,619)	1,983	1,987	(1,190)

Earnings (loss) per share:
Basic	$0.09	$(0.42)	$0.13	$0.13	$(0.08)
Diluted	$0.09	$(0.42)	$0.13	$0.13	$(0.07)

2008

Revenue	$66,919	$72,026	$65,968	62,980	$267,893
Gross profit	10,277	10,822	10,084	9,626	40,809
Goodwill impairment loss	—	—	—	5,508	5,508
Net income (loss)	2,849	2,983	2,936	(931)	7,837

Earnings (loss) per share:
Basic	$0.17	$0.18	$0.18	$(0.06)	$0.47
Diluted	$0.17	$0.18	$0.18	$(0.06)	$0.47

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

Item 9:           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:                         Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2009 were effective.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of internal control over financial reporting as of December 31, 2008 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (“COSO Framework”).  Based upon our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2009.

Our internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, whose report appears in Item 8.

(c) Changes in Internal Control over Financial Reporting

During the year ended December 31, 2009, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d—15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B:                         Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The additional information required by this item will be either set forth under the Election of Directors section in the Proxy Statement for the 2010 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 30, 2010.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange (“NYSE”), and to furnish us with such reports. Based solely on a review of copies of such reports for 2009, we believe that during 2009 all reports applicable to our officers, directors and greater than 10% beneficial owners were filed on a timely basis.

Item 11. Executive Compensation

The information required by this item will be either set forth under the Executive Compensation section in the Proxy Statement for the 2010 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 30, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The additional information required by this item will be either set forth under the Principal Stockholders and Security Ownership of Directors and Named Executive Officers sections in the Proxy Statement for the 2010 Annual Meeting of Stockholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 30, 2010.

Equity Compensation Plan information as of December 31, 2009

		Non-Qualified
		Stock Option	Incentive
		Plan	Stock Plan
Plan category:
Equity compensation plans not approved by security holders:
(a)	Number of securities to be issued upon exercise of outstanding options	86,511
(b)	Weighted average exercise price of outstanding options	$3.90
(c)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in row (a)) (1)	1,434,644
Equity compensation plans approved by security holders:
(a)	Number of securities to be issued upon exercise of outstanding options, warrants and rights		846,500
(b)	Weighted average exercise price of outstanding options, warrants and rights		$11.06
(c)	Number of securities remaining available for future issuance under equity compensation plans		565,825

(1)           Does not include shares of common stock that may be issued to directors of the Company in lieu of cash for payment of quarterly director fees.

For a description of the material terms of the Company’s Non-Qualified Stock Option Plan and Incentive Stock Plan, see Note 11 to the Consolidated Financial Statements in Item 8 of this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be either set forth in the Certain Relationships and Related Transactions section of the Proxy Statement for the 2010 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 30, 2010.

Item 14. Principal Accounting Fees and Services

The information required by this item will be either set forth in the Ratification of Independent Registered Public Accounting Firm section of the Proxy Statement for the 2010 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 30, 2010.

Part IV

Item 15:                           Exhibits and Financial Statement Schedules

(a)                      The following documents are filed as a part of this Report:

(1)                      Financial Statements of GP Strategies Corporation and Subsidiaries (Part II, Item 8):

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — December 31, 2009 and 2008

Consolidated Statements of Operations — Years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Stockholders’ Equity and Comprehensive Income — Years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows — Years ended December 31, 2009, 2008 and 2007

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

2.2

Stock Purchase Agreement dated December 30, 2009 by and among General Physics Corporation and PerformTech, Inc. Incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on January 5, 2010.

3.1

Composite of the Restated Certificate of Incorporation of the Registrant including all amendments through December 10, 2007. Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 10-K for the year ended December 31, 2008.

3.2

GP Strategies Corporation Amended and Restated By-Laws, including all amendments through September 24, 2009. Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on September 29, 2009.

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

10.10

Amendment, dated December 30, 2008, to Employment Agreement by and between General Physics Corporation and Douglas Sharp dated July 1, 1999. Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 6, 2009.

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

10.15

Form of Stock Unit Agreement between the Registrant’s subsidiary, General Physics Corporation and certain officers, dated November 7, 2008. Incorporated herein by reference to Exhibit 10.15 of the Registrant’s Form 10-K for the year ended December 31, 2008.

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

10.19

Securities Purchase Agreement, dated as of December 30, 2009, between the Company and Sagard Capital Partners, L.P. Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed December 31, 2009.

10.20

Registration Rights Agreement, dated as of December 30, 2009, between the Company and Sagard Capital Partners, L.P. Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed December 31, 2009.

10.21

Amendment, dated December 30, 2009, to Employment Agreement by and between GP Strategies Corporation and Scott N. Greenberg dated July 1, 1999. Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed December 31, 2009.

10.22

Amendment, dated December 30, 2009, to Employment Agreement by and between General Physics Corporation and Douglas Sharp dated July 1, 1999. Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed December 31, 2009.

10.23	Form of Non-Qualified Stock Option Agreement between the Registrant and certain officers, dated January 21, 2010.*

10.24	Code of Ethics Policy. Incorporated herein by reference to Exhibit 14.1 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003.

10.25	Form of Indemnification Agreement. Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K dated December 23, 2005.

21	Subsidiaries of the Registrant*

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

32.1	Certification Pursuant to Section 18 U.S.C. Section 1350*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GP STRATEGIES CORPORATION

Dated: March 4, 2010	By	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Scott N. Greenberg		March 4, 2010
Scott N. Greenberg	Chief Executive Officer (Principal Executive Officer and Director)

/s/ Sharon Esposito-Mayer
Sharon Esposito-Mayer	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2010

/s/ Harvey P. Eisen
Harvey P. Eisen	Chairman of the Board of Directors	March 4, 2010

/s/ Daniel M. Friedberg
Daniel M. Friedberg	Director	March 4, 2010

/s/ Marshall S. Geller
Marshall S. Geller	Director	March 4, 2010

/s/ Sue W. Kelly
Sue W. Kelly	Director	March 4, 2010

/s/ Richard C. Pfenniger, Jr.
Richard C. Pfenniger, Jr.	Director	March 4, 2010

/s/ A. Marvin Strait
A. Marvin Strait	Director	March 4, 2010

/s/ Gene A. Washington
Gene A. Washington	Director	March 4, 2010

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Schedule of Valuation and Qualifying Accounts

Schedule II

(In thousands)

Allowance for doubtful accounts (A)	Balance at beginning of year	Additions	Deductions (B)	Balance at end of year
Year ended December 31, 2009:	$938	2	(374)	$566
Year ended December 31, 2008:	$865	191	(118)	$938
Year ended December 31, 2007:	$665	201	(1)	$865

(A)                              Deducted from accounts and other receivables on Consolidated Balance Sheets.

(B)                                Write-off of uncollectible accounts, net of recoveries.

S-1