Form 10-K/A
period 2009-12-31
GP STRATEGIES CORP
filed 2010-04-30
CIK 70415

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The terms “we,” “our,” “us,” “GP Strategies” and “the Company” refer to GP Strategies Corporation and subsidiaries.

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our annual report on Form 10-K for the year ended December 31, 2009, originally filed on March 4, 2010 (the “Original Filing”).  We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2009.  In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (“SEC”), we are including with this Amendment certain currently dated certifications.  Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

Except as described above, no other changes have been made to the Original Filing.  Unless expressly stated, this Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our directors and executive officers as of March 31, 2010:

Name	Age	Position

Scott N. Greenberg (1)	53	Chief Executive Officer; Director
Harvey P. Eisen (1), (2), (3)	67	Chairman of the Board of Directors
Daniel M. Friedberg (1), (2), (3), (4)	48	Director
Marshall S. Geller (1), (2), (3)	71	Director
Sue W. Kelly (3), (4)	73	Director
Richard C. Pfenniger, Jr. (3), (4)	54	Director
A. Marvin Strait (2), (4)	76	Director
Gene A. Washington (2), (4)	63	Director
Douglas E. Sharp (5)	51	President
Sharon Esposito-Mayer	43	Executive Vice President & Chief Financial Officer
Karl Baer	50	Executive Vice President
Donald R. Duquette	56	Executive Vice President
Fredric H. Strickland	66	Executive Vice President
Kenneth L. Crawford	51	Senior Vice President, General Counsel & Secretary
Alan P. Tattersall	66	Senior Vice President

(1)	Member of the Executive Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating / Corporate Governance Committee.
(4)	Member of the Audit Committee.
(5)	Non-voting member of the Executive Committee.

Directors of the Registrant

We seek persons to serve as directors who possess qualifications and expertise that will enhance the composition of the Board, applying considerations set forth in our Corporate Governance Guidelines (a copy of which may be viewed on our website and is available in print, without charge, upon request to our Corporate Secretary). Those considerations include personal integrity, character, background, achievements, experience, leadership ability, intelligence, ability to make independent analytical inquiries, ability to exercise sound business judgment, potential conflicts of interest and independence, ability to devote adequate time and energy to Board activities, diversity of age, gender and ethnicity, and legal and regulatory requirements.

The following includes a brief biography of each member of our Board of Directors. Each biography includes information regarding the specific experience, qualifications, attributes or skills that led the Board of Directors to determine that the applicable director should be re-nominated or elected to serve as a member of our Board of Directors as of the date of this report.

Scott N. Greenberg has been Chief Executive Officer since April 2005 and was the President of the Company from 2001 until February 2006.  He was Chief Financial Officer from 1989 until December 2005, Executive Vice President from 1998 to 2001, Vice President from 1985 to 1998, and has held various other positions since joining the Company in 1981.  From 1999 to 2008, he was a Director of GSE Systems, Inc. (“GSE”), a global provider of real-time simulation and training solutions which is a former majority-owned subsidiary of the Company that was spun off in 2005. Mr. Greenberg has also been a Director of National Patent Development Corporation (“NPDC”), a holding company, since 2004, when NPDC, formerly a wholly-owned subsidiary of the Company, was spun off. Mr. Greenberg was also Chief Financial Officer of NPDC from 2004 until August 2007. Mr. Greenberg has served on our Board of Directors since 1987. Mr. Greenberg brings to the Board significant experience and expertise in management, acquisitions and strategic planning, as well as many years of finance and related transaction experience. As our Chief Executive Officer, he brings to the Board extensive knowledge of the Company’s structure, history, major stockholders and culture.

Harvey P. Eisen has been the Chairman of the Board since April 2005.  He has been Chairman and Managing Member of Bedford Oak Advisors, LLC since 1998. Prior thereto, Mr. Eisen served as Senior Vice President of Travelers, Inc. and of Primerica prior to its merger with Travelers in 1993. Mr. Eisen has over thirty years of asset management experience. Mr. Eisen is a Trustee of the University of Missouri Business School, where he established the first accredited course on the Warren Buffet Principles of Investing, and of Johns Hopkins University. Mr. Eisen has also been a Director of NPDC since August 2004 and became Chairman of the Board and Chief Executive Officer of NPDC in May 2007. Mr. Eisen has served on our Board of Directors since 2002. Mr. Eisen’s long, distinguished career in the investment and finance industry, combined with his wealth of experience with companies in many sectors, make him a skilled advisor who provides critical insight into strategic planning and financial matters.

Daniel M. Friedberg has been President and Chief Executive Officer of Sagard Capital Partners Management Corporation, the investment manager of Sagard Capital Partners, L.P., since its founding in 2005. Since 2005, he has also been a Vice President and Officer of Power Corporation of Canada, a diversified international management holding company. Prior to that, he was a Partner at Bain & Company. Mr. Friedberg joined Bain & Company in 1987 in the London office, and was a founder of the Toronto office in 1989 and the New York office in 2000. Mr. Friedberg also serves as a director of X-Rite, Incorporated. Mr. Friedberg has served on our Board of Directors since December 2009, when he was elected a director pursuant to the terms of the Securities Purchase Agreement under which Sagard Capital Partners, L.P. made an equity investment in the Company.  Mr. Friedberg brings to the Board experience in investment management, which provides valuable perspective into our organizational and operational management as well as strategic planning matters.

Marshall S. Geller is Founder and Senior Managing Director of St. Cloud Capital, a Los Angeles based private equity fund formed in December 2001.  He has spent more than 40 years in corporate finance and investment banking, including 21 years as Senior Managing Partner of Bear, Stearns & Co., with oversight of all operations in Los Angeles, San Francisco, Chicago, Hong Kong and the Far East. Mr. Geller is currently a Director on the boards of National Holdings Corporation, California Pizza Kitchen, Inc., Guidance Software, Inc., and Johnson Products Company, Inc., and is on the Board of Governors of Cedars Sinai Medical Center, Los Angeles. Mr. Geller also serves on the Dean’s Advisory Council for the College of Business & Economics at California State University, Los Angeles, and on the Little Hoover Commission, an independent California state oversight agency.  During the past five years, Mr. Geller has also been a director of 1st Century Bancshares, ShopNBC-ValueVision Media, Inc., SCPIE Holdings, Inc., and Blue Holdings Inc. Mr. Geller has served on our Board of Directors since 2002. As the managing director of a private equity fund and director of other public companies, Mr. Geller brings to the Board many years of experience and expertise as an investor in and advisor to companies in various sectors.

Sue W. Kelly is currently President and Chief Executive Officer of Kelly Consulting LLC, an investment and consulting firm. From 1995 to January 2007 she was a member of the U.S. House of Representatives, representing the 19th Congressional District of New York. While in Congress she served on the Board of Visitors of the U.S. Military Academy at West Point and on the House Financial Services Committee, among other assignments. Prior to becoming a Congresswoman, she worked in a variety of positions in business and education. Ms. Kelly currently serves as a Director of Magna Carta Companies, Inc. and has served on our Board of Directors since December 2007. Ms. Kelly’s experience in government provides the board with a unique perspective and insight on doing business with the U.S. government.

Richard C. Pfenniger, Jr. is the Chairman of the Board, President and Chief Executive Officer of Continucare Corporation, a provider of primary care physician services.  Mr. Pfenniger was appointed President and Chief

Executive Officer of Continucare in October 2003 after having served as a member of the board of Continucare since March 2002 and as Chairman since September 2002.  Mr. Pfenniger was the Chief Executive Officer and Vice Chairman of Whitman Education Group, Inc., a provider of career-oriented higher education, from 1997 until June 2003.  From 1994 to 1997, Mr. Pfenniger served as the Chief Operating Officer of IVAX Corporation, and from 1989 to 1994 he served as the Senior Vice President-Legal Affairs and General Counsel of IVAX Corporation, a multi-national pharmaceutical company. Mr. Pfenniger currently serves as a Director of Safestitch Medical, Inc. and Opko Health, Inc. and also served as a director of IVAX Corporation from 2002 to 2009. Mr. Pfenniger has served on our Board of Directors since 2005. Mr. Pfenniger’s experience as a Chief Executive Officer of a public company and prior experience in the education industry brings relevant experience managing a growth-oriented business and balancing the demands of clients, employees and investors.

A. Marvin Strait presently practices as a Certified Public Accountant under the name A. Marvin Strait, CPA. He has practiced in the field of public accountancy in Colorado for over 40 years. He presently serves as a member of the Board of Trustees of the Colorado Springs Fine Arts Center Foundation, the Sam S. Bloom Foundation, The Penrose-St. Francis Health Foundation and Pikes Peak Educational Foundation. He also presently serves as a member of the Board of Directors and Chairman of the Audit Committee of Sturm Financial Group, Inc. and Continucare Corporation, and on the Community Advisory Panel of American National Bank. Mr. Strait previously served as the Chairman of the Board of Directors of the American Institute of Certified Public Accountants (AICPA), as President of the Colorado Society of Certified Public Accountants and the Colorado State Board of Accountancy, and serves as a permanent member of the AICPA Governing Council. During the past five years, Mr. Strait has also served as a director and chairman of the audit committee of RAE Systems, Inc. Mr. Strait has served on our Board of Directors since December 2007. Mr. Strait brings to the Board significant expertise in accounting and financial matters and in analyzing and evaluating financial statements. He has served on the audit committees of several companies, and is Chair of our Audit Committee.

Gene A. Washington was the Director of Football Operations with the National Football League (NFL) in New York from 1994 until his retirement in March 2009. He previously served as a professional sportscaster and as Assistant Athletic Director for Stanford University prior to joining the NFL. Mr. Washington has served on numerous corporate and civic boards, and currently serves as a Director for several NYSE-listed companies including dELiA*s, Goodrich Petroleum Corporation and the former New York Bancorp, Inc. Mr. Washington has served on our Board of Directors since December 2007. Mr. Washington brings to the Board perspectives and relationships that complement the largely financial backgrounds of our other directors, in addition to  his experience serving on several public company boards.

Officers of the Registrant

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

Sharon Esposito-Mayer has been Executive Vice President and Chief Financial Officer of the Company since December 2005.  She has been Executive Vice President of General Physics since 2004. She was Vice President of Finance of General Physics from 2001 until 2004 and held various financial positions prior to joining General Physics in 1995. Ms. Esposito-Mayer holds a Bachelor of Science in Accounting from Pennsylvania State University and a MBA from Loyola College.

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

Alan P. Tattersall was appointed Senior Vice President of the Company in September 2008. He was Senior Vice President, Process & Aerospace Group, from September 2004 through February 2010 and was a Vice President from 2002 to 2004.  Between 1994 and 2002 he was an independent consultant in the nuclear electric power generation industry.  He also served as Senior Vice President of General Physics from 1989 until 1994, was a Vice President of General Physics from 1984 to 1989 and held various other positions after originally joining General Physics in 1981.  Mr. Tattersall is a graduate of the United States Naval Academy.

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

Audit Committee

Our Audit Committee assists our Board in fulfilling its oversight responsibility with respect to our auditing, accounting, financial reporting and internal control functions as set forth in its charter. The Audit Committee also approves the services provided by our independent registered public accounting firm, and monitors and evaluates its performance, the fees paid, and the compatibility of the non-audit services provided by the firm with maintaining the firm’s independence.  Our Audit Committee currently consists of A. Marvin Strait, Chairman, Daniel M. Friedberg, Sue W. Kelly, Richard C. Pfenniger, Jr. and Gene A. Washington. The Board of Directors has determined that Mr. Strait and Mr. Pfenniger both qualify as “audit committee financial experts” under applicable SEC regulations and that all five members of the Audit Committee are independent under the NYSE listing standards.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics for our directors, officers and employees, including, but not limited to, the Chief Executive Officer and the Chief Financial Officer and other senior managers in our accounting and finance departments.  A copy of this Code of Business Conduct and Ethics can be found on our website at www.gpworldwide.com under the “Corporate Governance” page of the “Investors” section. A copy of this document is also available in print, without charge, upon request to our Corporate Secretary. If we make any substantive amendments to the Code of Ethics for our executive officers or directors or grant any waiver from a provision of the Code of Ethics for our executive officers or directors, we will within four (4) business days disclose the nature of such amendment or waiver in a Report on Form 8-K or on our website at www.gpworldwide.com.

Stockholder Recommendations for Board Nominees

Our Nominating/Corporate Governance Committee identifies individuals qualified to be Board members, evaluates any stockholder recommendations for Board membership, and develops and recommends corporate governance policies and procedures. The charter for our Nominating/Corporate Governance Committee is available on our website at www.gpworldwide.com under the “Corporate Governance” page of the “Investors” section. A copy of this document is also available in print, without charge, upon request to our Corporate Secretary. We did not implement any changes to our process for stockholder recommendations of director nominees during 2009.

Item 11. Executive Compensation

Compensation Committee

The Compensation Committee of our Board of Directors consists of five non-employee directors.  The charter of the Compensation Committee may be viewed by accessing the “Corporate Governance” page of our website and clicking on “Committee and Charter Info.” A copy of this document is also available in print, without charge, upon request to our Corporate Secretary. The Compensation Committee is responsible for establishing and administering our policies governing the compensation of our executive officers and directors.  The responsibilities of the Compensation Committee include the following:

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

Topics discussed by the Compensation Committee during 2009 meetings included, but were not limited to, the following:

•                  Competitive compensation and stock awards for the Executive Management Team and our non-employee directors;

•                  Review and approval of stock awards, bonus awards and salary changes for non-executive officers with a rank of Vice President or above; and

•                  Review of compensation policy for officers and employees in general.

•                  Review and approval of stock awards to key employees in connection with Company acquisitions.

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

Compensation Philosophy and Objectives

The Compensation Committee seeks to provide compensation programs designed to:

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

Setting Executive Compensation

Each year we evaluate whether the elements of our executive compensation program are aligned with our compensation philosophy and objectives, while also promoting the interests of our shareholders.  As part of this evaluation, we subscribe annually to a number of compensation data resources to evaluate the compensation of our executive officers compared to similar positions in the marketplace, including resources published by CompAnalyst, Western Management Group and the Institute of Management & Administration. The surveys provide base salary and bonus compensation data. In addition, to assist management and the Compensation Committee in assessing and determining competitive compensation packages, we typically have engaged an independent compensation consultant to evaluate our base compensation and bonus structure for certain executive officers and other key employees. We did not engage a compensation consultant in 2009 to evaluate our compensation structure as we decided not to increase the salaries of our executive officers in 2009 as part of our cost reduction strategy which is discussed further below.

In prior years, a compensation consultant prepared an analysis (the “Compensation Benchmark Analysis”) comparing the base level salary and bonus compensation structure of our executive officers and other key employees to those of executives in similar positions with similar responsibilities as described in executive compensation surveys obtained from Economic Research Institute, Mercer Human Resource Consulting, Watson Wyatt and others. The consultant determined relevant similar positions based on business focus, executive job descriptions and size of company based on revenue.  The surveys analyzed by the consultant to prepare the Compensation Benchmark Analysis provided base salary and bonus compensation data for similarly sized companies, but did not identify the component companies by name. The Compensation Benchmark Analysis compared the base salary and total compensation for certain of our executive officers to corresponding data in the 25th percentile, 50th percentile and 75th percentile for executives in similar positions covered by the surveys.

In general, our objective is to compensate our executive officers at levels between the 50th and 75th percentiles for executives in similar positions at similarly sized companies, which we believe usually allows us to satisfy the objectives described above.  The Compensation Committee has sometimes deemed it appropriate to compensate certain executives at levels exceeding the 50th or 75th percentile for executives in similar positions due to the executives’ experience and the market for executives with similar experience, scope of responsibility, accountability and impact on our operations, and the impact their departure could potentially have on our performance.

We experienced a reduction in revenue during 2009 as a result of the economic recession, primarily due to a slow down in certain of the end market sectors we serve, such as automotive and manufacturing.  At the beginning of 2009, we implemented a cost management strategy to ensure that we remained competitive in this economic environment and to be well positioned when the economy recovers. We took certain cost-cutting measures to achieve this goal, including reducing the number of personnel in certain areas of our business to re-align costs with anticipated reductions in revenue streams, restricting salary increases, reducing our matching contribution to the Retirement Savings Plan and increasing our employees’ share of the cost of health insurance coverage.

Except as described below, our Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation.

Elements of Compensation

Base Salary

Salaries are typically considered annually, as well as upon promotion or other change in job responsibility. The Compensation Committee, with input from the Chief Executive Officer, considers competitive, individual and company performance data in order to make compensation decisions that will incentivize, retain and maintain a competitive standing for each executive officer. The Compensation Committee considers several factors when adjusting an executive’s salary, including individual and company performance, the executive’s market value and prospective value to us, the knowledge, experience and accomplishments of the executive, the executive’s level of responsibility, the recommendation of the Chief Executive Officer and the compensation levels for individuals with similar credentials. As discussed above, as part of our cost management strategy, we did not increase any executive officer’s salary in 2009. In prior years, the Compensation Committee utilized the Compensation Benchmark Analysis to assist in determining the appropriate adjustment to each executive’s annual base salary. The Compensation Benchmark Analysis compared the base salaries for our executives with those of executives in similar positions with similar responsibilities at a number of similarly sized companies, analyzing various factors including revenues, responsibilities and markets served.  The Compensation Committee compared compensation of our executive officers to that of executives in comparable positions with comparable responsibilities to ensure the compensation of our executive officers was competitive with that of the relevant marketplace.

Cash-Based Incentive Compensation (Bonus)

Each of the named executive officers received a discretionary cash bonus for 2009 as their annual incentive compensation award. In 2009, despite economic challenges and a decline in revenue, the Company maintained consistent profitability margins, had strong cash flow, won significant new contract awards and completed several acquisitions.  The Compensation Committee believed that our executive officers performed well against certain of their business objectives and approved discretionary cash bonuses of $15,000 each to Messrs. Greenberg, Sharp and Duquette and Ms. Esposito-Mayer, and $6,000 to Mr. Baer. Discretionary annual bonuses are paid in cash after review and approval by the Compensation Committee, with advice from the Chief Executive Officer, typically in March or April following completion of each fiscal year. The annual discretionary bonus is ordinarily paid in a single installment shortly after being approved by the Compensation Committee. Information provided by the Compensation Benchmark Analysis is considered when determining bonus awards, along with performance of the business unit(s) for which the executive is responsible (viewed on the basis of financial performance against budget and achievement of employee training, appraisal and retention goals), our overall financial performance, and the executive’s individual performance.

The employment agreements with our Chief Executive Officer and our President contain formulas for determining their annual cash bonuses.  The formula ties the bonus payable to them to increases in our earnings before income taxes, depreciation and amortization (“EBITDA”) compared to the prior year, as adjusted for acquisitions and dispositions and other extraordinary or unusual nonrecurring items as defined in their employment agreements. EBITDA is a widely used non-GAAP financial measure of operating performance. EBITDA is calculated by adding back interest expense, income tax expense, depreciation and amortization to net income, and adjusting for certain non-recurring items such as the non-cash goodwill impairment loss incurred in 2008 and 2009. Under their employment agreements, the Chief Executive Officer’s and President’s bonuses are (a) 1% of base salary for each 1% increase in EBITDA, up to a 10% increase; (b) then 2% of base salary for each 1% increase in EBITDA, up to a 15% increase; (c) then 3% of base salary for each 1% increase in EBITDA, up to a 25% increase; subject to a maximum bonus for any calendar year of 50% of his base salary for that year. In calculating the bonus for Mr. Greenberg and Mr. Sharp, for any year in which we acquire any business, the formula set forth in their employment agreements requires that EBITDA for the prior year be adjusted to reflect the budgeted EBITDA of the acquired business (as set forth in the budget numbers on which the acquisition was based) for the period from the date of the acquisition to the end of the calendar year in which the acquisition takes place.

For 2009, our EBITDA decreased compared to 2008 and no bonuses were payable to Mr. Greenberg or Mr. Sharp pursuant to their employment agreements (“Employment Agreement Bonuses”). Although no bonuses were payable pursuant to their employment agreements, the Compensation Committee awarded Mr. Greenberg and Mr. Sharp bonuses of $15,000 each with respect to fiscal 2009 as they performed well against strategic objectives and, despite a decline in revenue, the Company maintained consistent profitability margins. The Employment Agreement Bonuses and the Discretionary Bonuses for fiscal 2009, 2008 and 2007 are reflected in the columns of the Summary Compensation Table entitled “Non-Equity Incentive Plan Compensation” and “Bonuses,” respectively.

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

There were no stock options or restricted stock granted to our executives in 2009. However, the Compensation Committee agreed in December 2009 to grant stock options to Mr. Greenberg and Mr. Sharp in return for their agreement to amend the change-in-control provisions of their employment agreements to facilitate an equity investment in the Company by Sagard Capital Partners, L. P.  The new options were issuable only if the investment by Sagard was completed; the investment was completed December 30, 2009.  In January 2010, the Compensation Committee granted a total of 460,000 stock options to certain of our officers and key employees. The stock options were granted pursuant to our 2003 Incentive Stock Plan with an exercise price equal to our closing stock price on the grant date, vest 20% annually over five years subsequent to the grant date and expire six years from the grant date. The following named executive officers were granted stock options in January 2010:

Name	Number of Stock Options
Scott N. Greenberg	120,000
Sharon Esposito-Mayer	45,000
Douglas E. Sharp	105,000
Donald R. Duquette	45,000
Karl Baer	25,000

The stock options awarded to Mr. Greenberg and Mr. Sharp in January 2010 were as agreed by the Compensation Committee in December 2009.

Other Benefits

We also provide our named executive officers with the following other benefits as part of our overall compensation program and which we believe are consistent with the types of benefits offered by competitors:

•                  Retirement Savings Plan: We maintain a defined contribution 401(k) plan in which all eligible employees may participate. Effective January 1, 2009, as part of our cost reduction strategy we amended the 401(k) Plan to no longer require an employer matching contribution, and reduced matching contributions from 50% to 10% of the first 7% of base compensation for eligible employees.

•                  Health and Welfare Benefits:  All full-time employees, including our named executive officers, may participate in our health and welfare benefit programs, including medical, dental and vision care coverage, disability insurance and life insurance.

•                  Life Insurance Premiums: Life insurance policies, in excess of the standard life insurance plans offered to full-time employees, are offered to the named executive officers.  During 2009, the executive life insurance policies provided coverage up to five times the executive’s annual base salary.  The premiums are fully paid by us.  A policy may, at the executive’s election, be transferred to the executive upon termination of employment.

•                  Automobile Allowances: During 2009, each of the named executive officers either used a vehicle leased or owned by us for both business and personal use or received a monthly car allowance in lieu of using a vehicle leased or owned by us.

Employment Agreements, Severance Benefits and Change in Control Provisions

All of our named executive officers have written employment agreements which provide for separation payments and benefits upon termination of employment under certain circumstances. Post-termination payments with respect to these executives are set forth in their respective employment agreements. The termination provisions for these executives are summarized in the “Potential Payments upon Termination or Change in Control” section later in this report. In December 2009, the Board approved amendments to the employment agreements of Mr. Greenberg and Mr. Sharp in connection with an equity investment by Sagard Capital Partners, L.P. (“Sagard”). The amendments to both employment agreements modify the provision for termination by either party on two years’ notice, such that the earliest date the employment agreements may terminate pursuant to this provision is December 31, 2012. The amendments to both employment agreements provide that, for purposes of the employment agreements, no “change in control” or no “management change in control” (as such terms are defined in the employment agreements) will be deemed to occur as a result of Sagard’s beneficial ownership of the Company’s securities unless Sagard becomes the beneficial owner of securities representing 25% or more of the combined voting power of the Company’s then outstanding securities. In addition, the amendment to Mr. Sharp’s employment agreement increases by 100% his severance pay in the event of a termination by Mr. Sharp as a result of a “management change in control.” Pursuant to the amendment, in the event of such a termination, the Company will pay to Mr. Sharp, in a lump sum, an amount equal to twice the average annual cash compensation received by Mr. Sharp from the Company in the three full calendar years preceding the date of termination.

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

Summary Compensation Table

The following table sets forth all compensation earned by each of the named executive officers for the years ended December 31, 2009, 2008 and 2007. The named executive officers are the Chief Executive Officer and the Chief Financial Officer, and the three other most highly compensated officers who were serving as executive officers at December 31, 2009.

						Non-Equity
Name and principal position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
Scott N. Greenberg Chief Executive Officer	2009	363,000	15,000	—	—	—	10,510	388,510
	2008	354,250	—	120,000	—	17,000	17,345	508,595
	2007	343,250	—	—	423,468	80,000	18,419	865,137
Sharon Esposito-Mayer Executive Vice President and Chief Financial Officer	2009	255,000	15,000	—	—	—	11,440	281,440
	2008	241,875	15,000	79,998	—	—	16,241	353,114
	2007	232,708	50,000	—	219,576	—	14,585	516,869
Douglas E. Sharp	2009	350,000	15,000	—	—	—	14,565	379,565
President	2008	341,250	—	105,000	—	17,000	17,698	480,948
	2007	331,875	—	—	360,732	75,000	15,758	783,365
Donald R. Duquette Executive Vice President (5)	2009	270,000	15,000	—	—	—	17,182	302,182
	2008	243,750	20,000	75,000	—	—	18,292	357,042
Karl Baer	2009	263,000	6,000	—	—	—	13,786	282,786
Executive Vice President	2008	256,000	12,000	75,000	—	—	18,263	361,263
	2007	252,625	50,000	—	282,312	—	16,390	601,327

(1)          Discretionary bonus paid for the respective fiscal years.

(2)          Reflects the grant date fair value for financial statement reporting for awards of restricted stock units or stock options in the year they were granted. For assumptions used in computing the fair value of stock-based compensation awards, see Note 11 to the Consolidated Financial Statements in Item 8 of the Original Filing.

(3)          Bonus pursuant to Mr. Greenberg’s and Mr. Sharp’s employment agreements. See Compensation Discussion & Analysis.

(4)          All other compensation includes matching contributions under our Retirement Savings Plan, automobile lease payments and/or allowances, and life insurance premiums. A breakdown of these amounts is as follows:

		Company Matching Contributions to	Automobile Payments or	Life Insurance
Name	Year	401(k) Plan ($)	Allowance ($)	Premiums ($)	Total ($)
Scott N. Greenberg	2009	2,074	3,951	4,485	10,510
	2008	7,750	5,268	4,327	17,345
	2007	7,386	7,569	3,464	18,419
Sharon Esposito-Mayer	2009	1,820	8,150	1,470	11,440
	2008	7,107	7,788	1,346	16,241
	2007	6,809	6,702	1,074	14,585
Douglas E. Sharp	2009	2,608	7,472	4,485	14,565
	2008	7,750	5,621	4,327	17,698
	2007	7,401	6,152	2,205	15,758
Donald R. Duquette	2009	2,205	8,399	6,578	17,182
	2008	7,275	7,895	3,122	18,292
Karl Baer	2009	1,957	8,388	3,441	13,786
	2008	7,750	8,391	2,122	18,263
	2007	7,000	8,400	990	16,390

(5)   Mr. Duquette was appointed an executive officer of the Company on September 1, 2008.

Grants of Plan-Based Awards

The following table sets forth certain information with respect to non-equity incentive plan awards and all other stock awards granted during the year ended December 31, 2009 to our named executive officers:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards					All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock
Name	Grant Date	Threshold ($)	Target ($)		Maximum ($)		Stock or Units (#)	Underlying Options (#)	Awards ($/Sh)	and Option Awards
Scott N. Greenberg	n/a	—	—	(1)	181,500	(1)	—	—	—

Sharon Esposito-Mayer

Douglas E. Sharp	n/a	—	—	(1)	175,000	(1)	—	—	—

Donald R. Duquette

Karl Baer

(1)        The amounts represent the target and maximum bonus payment levels payable pursuant to a formula in Mr. Greenberg’s and Mr. Sharp’s employment agreements.  The formula is based upon EBITDA of GP Strategies and subsidiaries and is capped, for each executive, at 50% of his base salary (see Compensation Discussion & Analysis). For 2009, our EBITDA decreased compared to 2008 and no bonuses were payable pursuant to their employment agreements.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to the value of all unexercised options and/or unvested restricted stock units previously awarded to our named executive officers as of December 31, 2009:

	Option Awards					Stock Awards
			Equity incentive plan awards:
	Number of securities	Number of securities	number of securities			Number of		Market value of
	underlying unexercised	underlying unexercised	underlying unexercised	Option	Option	shares or units of stock that		shares or units of stock that
Name	options (#) exercisable	options (#) unexercisable	unearned options (#)	exercise price ($)	expiration date	have not vested (#)		have not vested ($) (1)
Scott N. Greenberg	33,750	101,250	—	11.08	6/26/2013	15,000	(2)	112,950
Sharon Esposito-Mayer	17,500	52,500	—	11.08	6/26/2013	14,599	(3)	109,930
	2,394	—	—	4.33	2/24/2010
	120	—	—	3.85	2/1/2011
	120	—	—	3.01	2/7/2012
	120	—	—	3.93	12/10/2012
Douglas E. Sharp	28,750	86,250	—	11.08	6/26/2013	13,125	(2)	98,831
	5,986	—	—	4.33	2/24/2010
	120	—	—	3.85	2/1/2011
	120	—	—	3.01	2/7/2012
Donald R. Duquette	21,250	63,750	—	11.08	6/26/2013	12,575	(4)	94,690
	4,789	—	—	4.33	2/24/2010
	120	—	—	3.85	2/1/2011
	120	—	—	3.01	2/7/2012
	120	—	—	3.93	12/10/2012
Karl Baer	22,500	67,500	—	11.08	6/26/2013	13,975	(5)	105,232
	120	—	—	3.85	2/1/2011
	120	—	—	3.01	2/7/2012
	120	—	—	3.93	12/10/2012

(1)        Market value is based on the closing market price of our common stock on December 31, 2009 of $7.53 per share.

(2)        Represents unvested stock units granted on November 7, 2008 which vest 25% annually over four years subsequent to the grant date.

(3)        Represents the following: (i) 9,999 unvested stock units granted on November 7, 2008 which vest 25% annually over four years subsequent to the grant date and (ii) 4,600 unvested stock units granted on April 5, 2005 which vest 20% annually over five years subsequent to the grant date.

(4)        Represents the following: (i) 9,375 unvested stock units granted on November 7, 2008 which vest 25% annually over four years subsequent to the grant date and (ii) 3,200 unvested stock units granted on April 5, 2005 which vest 20% annually over five years subsequent to the grant date.

(5)        Represents the following: (i) 9,375 unvested stock units granted on November 7, 2008 which vest 25% annually over four years subsequent to the grant date and (ii) 4,600 unvested stock units granted on April 5, 2005 which vest 20% annually over five years subsequent to the grant date.

Option Exercises and Stock Vested

The table below sets forth the number of shares issued upon option exercises, the value realized on option exercises, the number of shares of restricted stock vested, and the realized value upon vesting of the restricted stock by our named executive officers during fiscal year 2009.

	Option Awards		Stock Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($) (1)
Scott N. Greenberg	—	—	5,000	38,750
Sharon Esposito-Mayer	—	—	7,934	50,771
Douglas E. Sharp	—	—	4,375	33,906
Donald R. Duquette	—	—	6,325	41,563
Karl Baer	—	—	7,725	49,150

(1)                Represents stock units which vested during 2009. Value realized upon vesting is based on the closing market price of our common stock on each vesting date.

Potential Payments Upon Termination or Change in Control

Description of Termination Provisions in Employment Agreements

We have employment agreements with all five of the named executive officers. These agreements provide for various payments and benefits to be made to them if their employment with us is terminated for certain reasons. The circumstances in which payments may be made and the potential amounts of those payments are described in this section.  We believe that the payments provided for in these agreements are reasonable and appropriate as part of the total compensation packages available for our named executive officers.  The following description of certain terms of the employment agreements with our named executive officers is a summary and is subject to, and qualified in its entirety by, the agreements, which have been filed as exhibits to our filings with the SEC.  The employment agreements between us and each of Messrs. Greenberg and Sharp provide for termination by either party on two years’ notice, except that the earliest date the employment agreements may terminate is December 31, 2012, unless sooner terminated:

•                  by the executive’s death or disability;

•                  by the executive for “good reason,” as defined below;

•                  by us for “cause,” as defined below; or

•                  by mutual agreement between us and the executive.

The employment agreements between us and each of Ms. Esposito-Mayer, Mr. Duquette and Mr. Baer have an initial term which ended on February 28, 2009 but the term automatically extends unless the agreement is terminated by us or the executive by giving the other notice of a decision to terminate the agreement prior to a date determined by the agreements.  As such dates have passed for each of the executives, the agreements have been extended and now will continue in effect until terminated:

•                  by the executive’s death or disability;

•                  by the executive for “just cause,” as defined below;

•                  by us for “cause,” as defined below;

•                  by us or the executive by giving the other a period of  “required notice,” as defined below; or

•                  by mutual agreement between us and the executive.

The “required notice” period is one month for each year of service with us but not more than fifteen months, which means fourteen months for Ms. Esposito-Mayer and fifteen months for Mr. Duquette and Mr. Baer.

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

“Cause” as defined under the employment agreements of Ms. Esposito-Mayer, Mr. Duquette and Mr. Baer exists if such executive shall:

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

•                  Termination upon disability — We may terminate the employment of a named executive officer in the event of such executive’s incapacity due to extended physical or mental illness. In the case of disability, the affected executive would be entitled to his or her unpaid base salary and continuation of benefits through the date of termination only. If Mr. Greenberg or Mr. Sharp has been absent from his duties on a full-time basis for the entire period of six consecutive months due to physical or mental illness, we may terminate his employment thirty days after giving him notice of termination if he has not returned to the performance of his duties on a full-time basis within those thirty days. If Ms. Esposito-Mayer, Mr. Duquette or Mr. Baer is unable fully to discharge his or her duties for a period of ninety consecutive days due to a serious health condition (as defined in the Family and Medical Leave Act of 1993) and after giving effect to any reasonable accommodation required by law, we may terminate his or her employment as of a date specified in a notice of termination given to such employee.

•                  Termination upon death — In the event of death, each of the named executive officers is entitled to his or her full salary through the date of death and we are required to pay his or her spouse or estate the following: for Messrs. Greenberg and Sharp — an amount equal to his full salary for one year after the date of death; and for Ms. Esposito-Mayer, Mr. Duquette or Mr. Baer —  his or her full salary through the end of the calendar month within which termination occurred plus his or her full salary for the following two calendar months, and for purposes of the vesting of any stock units outstanding and unvested as of the date of termination of his or her employment, he or she shall be deemed to have been employed through the remaining period under the employment agreement.

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

Ms. Esposito-Mayer, Mr. Duquette and Mr. Baer shall be deemed to have resigned for “just cause,” under the terms of their employment agreement, in the event that he or she resigns within sixty days following either:

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

Termination Provisions of Employments Agreement with Ms. Esposito-Mayer, Mr. Duquette and Mr. Baer

If during the term of either Ms. Esposito-Mayer’s, Mr. Duquette’s or Mr. Baer’s employment agreement we terminate his or her employment without “cause” or any of them terminates his or her employment for just cause and he or she is in full compliance with his or her obligations under the employment agreement, we are obligated to pay the executive his or her base annual salary at the rate in effect on the date of such termination, and the executive will continue to be eligible to receive such benefits as he or she would have been entitled to had his or her employment not terminated, for a period of time after termination equal to the length of the required notice. In addition, upon the occurrence of a “Change in Control” or “Sale of the Company,” as defined in each of their employment agreements, all stock options to purchase common stock granted to him or her shall immediately become fully vested and exercisable, and all stock units granted to him or her must immediately be paid in unrestricted shares of common stock.

The amounts shown in the table below assume that the noted triggering events occurred on December 31, 2009 with respect to the five named executive officers. Other relevant assumptions and explanations are provided in the footnotes following the table. The amounts shown reflect only the additional payments or benefits that a named executive officer would have received upon the occurrence of the respective triggering events listed below; they do not include the value of payments or benefits that would have been earned, or any amounts associated with equity awards that would have vested absent the triggering event. As discussed above, none of the named executive officers receive additional compensation in the event of voluntary or involuntary termination for “cause” or in the event of disability.

Potential Post-Employment Payments

			Termination Without Cause or for Good
Name / Element of Compensation	Termination due to Death		Reason, Excluding Change in Control		Termination due to Change in Control		Termination due to Management Change in Control
Scott N. Greenberg
Salary	$363,000	(1)	—		—		—
Severance	—		$1,172,500	(2)	$1,172,500	(2)	$781,667	(3)
Bonus (4)	—		15,000		15,000		15,000
Benefits continuation	—		25,927	(5)	25,927	(5)	17,559	(6)
Total	$363,000		$1,213,427		$1,213,427		$814,226
Sharon Esposito-Mayer
Salary	$42,500	(7)	$297,500	(8)	—		—
Stock units (9)	—		—		$109,930		$109,930
Benefits continuation	—		10,407	(10)	—		—
Total	$42,500		$307,907		$109,930		$109,930
Douglas E. Sharp
Salary	$350,000	(1)	—		—		—
Severance	—		$1,130,125	(2)	$1,130,125	(2)	753,417	(3)
Bonus (4)	—		15,000		15,000		15,000
Stock options	—		—		20,139	(11)	20,139	(11)
Benefits continuation	—		25,927	(5)	25,927	(5)	8,920	(12)
Total	$350,000		$1,171,052		$1,191,191		$797,476
Donald R. Duquette
Salary	$45,000	(7)	$337,500	(13)	—		—
Stock units (9)	—		—		$94,690		$94,690
Benefits continuation	—		11,080	(14)	—		—
Total	$45,000		$348,580		$94,690		$94,690
Karl Baer
Salary	$43,833	(7)	$328,750	(13)	—		—
Stock units (9)	—		—		$105,232		$105,232
Benefits continuation	—		11,080	(14)	—		—
Total	$43,833		$339,830		$105,232		$105,232

(1)               Represents one year of current salary as of December 31, 2009.

(2)               Represents severance payment pursuant to employment agreement which equals the average of his cash compensation for the last three calendar years multiplied by three.

(3)               Represents severance payment pursuant to employment agreement which equals the average of his cash compensation for the last three calendar years multiplied by two.

(4)               Represents bonus earned during the year ended December 31, 2009 which would be due to the executive if any of the applicable triggering events occurred on December 31, 2009.

(5)               Represents an estimate of the incremental cost to the Company for benefits continuation for three years subsequent to termination date.

(6)               Represents an estimate of the incremental cost to the Company for benefits continuation for two years subsequent to termination date.

(7)               Represents two full calendar months of current salary as of December 31, 2009.

(8)               Represents the current salary for fourteen months that would have been paid or accrued if the triggering event occurred as of December 31, 2009.

(9)               Represents the value of the number of stock units deemed to have vested for each triggering event. Value is based on the closing price of our common stock on December 31, 2009 of $7.53.

(10)         Represents an estimate of the incremental cost to the Company for benefits continuation for fourteen months subsequent to the termination date.

(11)         Pursuant to Mr. Sharp’s employment agreement, in the event of a change in control of the Company, he can elect to surrender his outstanding stock options for a cash payment equal to the excess of the fair market value on the termination date of the common stock issuable upon exercise of the options over aggregate exercise price of the options surrendered. The amount included in the table represents the fair value of Mr. Sharp’s outstanding options as of December 31, 2009 based on the closing price of our common stock on December 31, 2009 of $7.53.

(12)         Represents an estimate of the incremental cost to the Company for benefits continuation for one year subsequent to the termination date.

(13)         Represents the current salary for fifteen months that would have been paid or accrued if the triggering event occurred as of December 31, 2009.

(14)         Represents an estimate of the incremental cost to the Company for benefits continuation for fifteen months subsequent to the termination date.

Director Compensation

Our Board of Directors has adopted guidelines for the compensation of our non-employee directors. Our non-employee directors are paid a retainer of $25,000 per year. In addition, the Chairman of the Board receives an additional $40,000 per year; the Chairman of the Audit Committee receives an additional $15,000 per year; members of the Audit Committee receive an additional $5,000 per year; the Chairman of the Compensation Committee receives an additional $5,000 per year; and members of the Compensation Committee receive an additional $2,500 per year. These annual fees are prorated and paid on a quarterly basis. At the option of the directors, up to one-half of the fees may be paid in shares of our common stock. In addition, we issue shares of our common stock to our non-employee directors on a quarterly basis as additional compensation for their services as a director. During 2009, we issued each non-employee director 900 shares of our common stock per quarter.

In addition to the annual retainers, each non-employee director receives $1,500 for each Board meeting attended and $750 for each committee meeting attended, but only if the committee meeting is held on a different date than the Board meeting. Also, Messrs. Eisen, Geller and Pfenniger each received an additional fee of $15,000 in 2009 for serving on a Special Committee of the Board of Directors.

Directors Compensation Table

The following table shows the compensation earned by each individual who served as a director during the year ended December 31, 2009 (excluding Mr. Greenberg, whose compensation as Chief Executive Officer is shown above in the Summary Compensation Table):

Name	Fees earned or paid in cash ($)	Stock awards ($)	All other compensation ($)	Total ($)
Harvey P. Eisen	66,000	55,773	—	121,773
Daniel M. Friedberg (1)	—	—	—	—
Marshall S. Geller	62,250	22,023	—	84,273
Sue W. Kelly	48,000	22,023	—	70,023
Richard C. Pfenniger, Jr.	63,000	22,023	—	85,023
A. Marvin Strait	62,750	22,023	—	84,773
Gene A. Washington	51,250	22,023	—	73,273

(1)          Daniel M. Friedberg was elected to the Board of Directors effective December 30, 2009 and was not paid any compensation for the year ended December 31, 2009.

Compensation Committee Interlocks and Insider Participation

Members of the Compensation Committee of our Board of Directors are Harvey P. Eisen, Daniel M. Friedberg, Marshall S. Geller, Chairman, A. Marvin Strait and Gene A. Washington. Harvey P. Eisen is the Chairman of the Board and Chief Executive Officer of NPDC and Scott N. Greenberg, our Chief Executive Officer, is a Director of NPDC. None of the members of the Compensation Committee during 2009 (a) was an officer or employee of the Company, (b) was a former officer of the Company or (c) had any relationship requiring disclosure by the Company under any paragraph of Item 404 of Regulation S-K.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” included in this Form 10-K. Based upon this review and discussion, the Compensation Committee recommended to our Board of Directors that the “Compensation Discussion and Analysis” be included in this Form 10-K/A for the fiscal year ended December 31, 2009 filed with the SEC.

COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

Harvey P. Eisen

Daniel M. Friedberg

Marshall S. Geller

A. Marvin Strait

Gene A. Washington

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of our common stock beneficially owned as of March 31, 2010 by each person who is known by us to beneficially own more than 5% of our outstanding common stock. As of March 31, 2010, there were 18,609,692 shares of our common stock issued and outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class
Sagard Capital Partners, L.P. 325 Greenwich Avenue Greenwich, CT 06830	2,876,743	(1)	15.5%

Royce & Associates, LLC 745 Fifth Avenue New York, NY 10151	1,567,900	(2)	8.4%

Manatuck Hill Partners, LLC 1465 Post Road East Westport, CT 06880	1,467,670	(3)	7.9%

Dimensional Fund Advisors LP Palisades West, Building One 6300 Bee Cave Road Austin, TX 78746	1,025,956	(4)	5.5%

(1)          Based on a Form 4 filed by Sagard Capital Partners, L.P. with the SEC on April 2, 2010.

(2)          Based on a Schedule 13G/A filed by Royce & Associates, LLC with the SEC on January 25, 2010.

(3)          Based on a Schedule 13G/A filed by Manatuck Hill Partners, LLC with the SEC on February 11, 2010.

(4)          Based on a Schedule 13G/A filed by Dimensional Fund Advisors LP (“Dimensional”) with the SEC on February 8, 2010. Dimensional has informed the Company that the shares are owned by advisory clients of Dimensional and that Dimensional disclaims beneficial ownership of such shares.

Security Ownership of Directors and Executive Officers

The following table sets forth, as of March 31, 2010, the beneficial ownership of common stock, by each director, each of the named executive officers, and all directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class (1)
Harvey P. Eisen	382,423	(2)	2.1%
Daniel M. Friedberg	2,876,743	(3)	15.5%
Marshall S. Geller	228,378		1.2%
Scott N. Greenberg	177,127	(4)	1.0%
Sue W. Kelly	11,233		*
Richard C. Pfenniger, Jr.	22,177		*
A. Marvin Strait	14,233		*
Gene A. Washington	11,233		*
Douglas E. Sharp	95,269	(5)	*
Sharon Esposito-Mayer	55,135	(5)	*
Donald R. Duquette	59,365	(5)	*
Karl Baer	59,509	(5)	*
Directors and Executive Officers as a group (14 persons)	4,080,321	(6)	21.7%

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

(3)          The amount reported by Daniel M. Friedberg represents the beneficial ownership of the Company’s securities by Sagard Capital Partners, L.P., a Delaware limited partnership (“Sagard Capital”). Mr. Friedberg is the President and Chief Executive Officer of Sagard Capital Partners Management Corporation (“Sagard Management”), the investment manager of Sagard Capital, and is the President and Chief Executive Officer of Sagard Capital Partners GP, Inc., the general partner of Sagard Capital. Mr. Friedberg disclaims beneficial ownership of such securities, by virtue of his position as the President and Chief Executive Officer of Sagard Management.

(4)          Includes (i) 33,750 shares of common stock issuable upon exercise of currently exercisable stock options, (ii) 13,128 shares of common stock allocated to Mr. Greenberg’s account pursuant to the provisions of our Retirement Savings Plan and (iii) 4,000 shares of common stock held by members of his family. Mr. Greenberg disclaims beneficial ownership of the 4,000 shares held by members of his family.

(5)          Includes (i) 28,990 shares for Mr. Sharp; 17,860 shares for Ms. Esposito-Mayer; 21,610 shares for Mr. Duquette and 22,860 shares for Mr. Baer, issuable upon exercise of currently exercisable stock options, and (ii) 14,189 shares for Mr. Sharp; 8,595 shares for Ms. Esposito-Mayer; 13,197 shares for Mr. Duquette and 7,657 shares for Mr. Baer allocated pursuant to the provisions of our Retirement Savings Plan.

(6)          Includes (i) 157,930 shares of common stock issuable upon exercise of currently exercisable stock options and (ii) 70,521 shares of common stock allocated to accounts pursuant to the provisions of our Retirement Savings Plan.

Equity Compensation Plan Information as of December 31, 2009

	Non-Qualified
	Stock Option	Incentive
	Plan	Stock Plan
Plan category:
Equity compensation plans not approved by security holders:
(a) Number of securities to be issued upon exercise of outstanding options	86,511
(b) Weighted average exercise price of outstanding options	$3.90
(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in row (a)) (1) (2)	1,434,644

Equity compensation plans approved by security holders:
(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		846,500
(b) Weighted average exercise price of outstanding options, warrants and rights		$11.06
(c) Number of securities remaining available for future issuance under equity compensation plans		565,825

(1)          Does not include shares of common stock that may be issued to directors of the Company in lieu of cash for payment of quarterly director fees.

(2)          Does not include shares of common stock that may be issued to directors of the Company in payment of quarterly director fees.

For a description of the material terms of the Company’s 1973 Non-Qualified Stock Option Plan and 2003 Incentive Stock Plan, see Note 11 to the Consolidated Financial Statements in Item 8 of the Original Filing.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Review & Approval Process for Related Person Transactions

Our Corporate Governance Guidelines (a copy of which may be viewed on our website and is available in print, without charge, upon request to our Corporate Secretary) require each director to avoid any action, position or interest that conflicts with an interest of the Company or gives the appearance of a conflict.  Although there is no formal written procedure in those Guidelines for handling such situations when they arise, in practice our Board of Directors, or a committee thereof, is responsible for reviewing and approving, all related person transactions. A related person transaction is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company and any “related person” are participants. A related person is an executive officer, director, or more than 5% stockholder of the Company, including any of their immediate family members, and any entity owned or controlled by such persons.

Our Conduct of Business Policy (a copy of which may be viewed on our website and is available in print, without charge, upon request to our Corporate Secretary) governs related person transactions involving executive officers and the Company.  It prohibits activities or relationships which are incompatible with employment by the Company or which places the executive in a position where there is a conflict between the executive’s private interests and the interests of the Company, its subsidiaries or affiliates.  Executives are required to immediately disclose such situations to their supervisor, the Company’s Ethics Program Compliance Officer, or the Company’s General Counsel for a determination of appropriate action.  The Company maintains a telephone hotline for employees to confidentially report questionable activities or seek advice in handling ethics-related issues.

Related Transactions

Directorships

Certain of our Directors have also served as Directors of NPDC and GSE. Scott N. Greenberg is currently a Director of NPDC, was a Director of GSE until May 2008, and was Chief Financial Officer of NPDC until August 2007. Harvey P. Eisen is Chairman of the Board and Chief Executive Officer of NPDC and Managing Member of Bedford Oak Partners LP, which owns approximately 20.9% of the issued and outstanding shares of NPDC.

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

Director Independence

Our Board of Directors reviews the independence of its members on an annual basis. No Director will be deemed to be independent unless the Board affirmatively determines that the Director in question has no material relationship with GP Strategies, directly as an officer, stockholder, member or partner of an organization that has a material relationship with GP Strategies. The Board has not adopted any categorical standards of Director independence, however, the Board of Directors employs the standards of independence of the NYSE rules currently in effect in making its determination that a Director qualifies as independent. In its annual review of Director independence, the Board considers all commercial, banking, consulting, legal, accounting, charitable or other business relationships any Director may have with GP Strategies. As a result of its annual review, the

Board of Directors has determined that Harvey P. Eisen, Daniel M. Friedberg, Marshall S. Geller, Sue W. Kelly, Richard C. Pfenniger, Jr., A. Marvin Strait and Gene A. Washington are independent and that Scott N. Greenberg, our Chief Executive Officer, is not independent. We have Nominating/Corporate Governance, Compensation and Audit Committees and based on these standards, all current members of such committees are independent.

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accountant Fees

The following table sets forth the fees billed to us for the years ended December 31, 2009 and 2008 for professional services rendered by our independent registered public accountants, KPMG LLP:

	2009	2008
Audit Fees (1)	$866,000	$862,000
Audit-Related Fees (2)	22,000	123,000
Tax Fees (3)	164,000	187,000
All Other Fees	—	—
Total	$1,052,000	$1,172,000

(1)          Audit fees for 2009 consisted of $780,000 for the audit of our consolidated financial statements, including quarterly review services, fees with respect to the audit of internal control over financial reporting, and review of SEC reporting matters, and $86,000 for statutory audit services for a foreign subsidiary.  Audit fees for 2008 consisted of $804,000 for the audit of our consolidated financial statements, including quarterly review services, fees with respect to the audit of internal control over financial reporting, and review of SEC reporting matters, and $58,000 for statutory audit services for a foreign subsidiary.

(2)          Audit-related fees for 2009 consisted of the audit of the financial statements of employee benefit plans. Audit-related fees for 2008 consisted of the audit of the financial statements of employee benefit plans and audit-related services for subsidiaries of General Physics.

(3)          Tax fees for 2009 and 2008 consisted of fees for tax compliance services, including the review of tax returns, and tax consulting services including technical research.

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

A list of the exhibits filed or furnished with this report on Form 10-K/A is provided in the Exhibit Index beginning on page 27 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GP STRATEGIES CORPORATION

Dated: April 30, 2010

By:	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

/s/ Sharon Esposito-Mayer
Sharon Esposito-Mayer
Executive Vice President and Chief Financial Officer

Exhibit Index

Index No.

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

* Filed herewith