Form 10-Q
period 2010-03-31
GP STRATEGIES CORP
filed 2010-05-06
CIK 70415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes   ☐ No   ☒

The number of shares outstanding of the registrant’s common stock as of April 30, 2010 was as follows:

Class	Outstanding
Common Stock, par value $.01 per share	18,612,982 shares

Part I. Financial Information

Item 1. Financial Statements

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,493	$10,803
Accounts and other receivables, less allowance for doubtful accounts of $475 in 2010 and $566 in 2009	41,215	45,471
Inventories, net	528	557
Costs and estimated earnings in excess of billings on uncompleted contracts	14,166	10,590
Prepaid expenses and other current assets	6,280	6,692
Total current assets	75,682	74,113
Property, plant and equipment	11,423	11,402
Accumulated depreciation	(8,623)	(8,281)
Property, plant and equipment, net	2,800	3,121
Goodwill	66,962	67,283
Intangible assets, net	9,637	10,248
Other assets	1,955	1,936
	$157,036	$156,701
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$22,962	$23,464
Billings in excess of costs and estimated earnings on uncompleted contracts	13,573	13,272
Total current liabilities	36,535	36,736

Other noncurrent liabilities	7,553	9,075
Total liabilities	44,088	45,811

Stockholders’ equity:
Common stock, par value $0.01 per share	186	186
Additional paid-in capital	162,310	161,975
Accumulated deficit	(47,154)	(49,325)
Treasury stock at cost	(30)	—
Accumulated other comprehensive loss	(2,364)	(1,946)
Total stockholders’ equity	112,948	110,890
	$157,036	$156,701

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months ended
	March 31,
	2010	2009
Revenue	$56,890	$53,591
Cost of revenue	48,706	46,102
Gross profit	8,184	7,489
Selling, general and administrative expenses	5,443	5,031
Gain on change in fair value of contingent consideration	905	—
Operating income	3,646	2,458
Interest expense	50	55
Other income	142	151
Income before income tax expense	3,738	2,554
Income tax expense	1,567	1,095
Net income	$2,171	$1,459

Basic weighted average shares outstanding	18,598	16,056
Diluted weighted average shares outstanding	18,714	16,074

Per common share data:
Basic earnings per share	$0.12	$0.09
Diluted earnings per share	$0.12	$0.09

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Three months ended March 31, 2010 and 2009

(Unaudited, in thousands)

	2010	2009
Cash flows from operating activities:
Net income	$2,171	$1,459
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on change in fair value of contingent consideration	(905)	—
Depreciation and amortization	1,117	807
Deferred income taxes	358	175
Non-cash compensation expense	434	540
Changes in other operating items:
Accounts and other receivables	4,256	3,134
Inventories	29	55
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,576)	(266)
Prepaid expenses and other current assets	373	(981)
Accounts payable and accrued expenses	(890)	(512)
Billings in excess of costs and estimated earnings on uncompleted contracts	301	2,207
Other	79	37
Net cash provided by operating activities	3,747	6,655

Cash flows from investing activities:
Additions to property, plant and equipment	(209)	(231)
Deferred acquisition costs	(500)	(500)
Net cash used in investing activities	(709)	(731)

Cash flows from financing activities:
Net repayment of short-term borrowings	—	(3,234)
Repurchases of common stock in the open market	(29)	(876)
Change in negative cash book balances	—	(595)
Other	(117)	(95)
Net cash used in financing activities	(146)	(4,800)

Effect of exchange rate changes on cash and cash equivalents	(202)	(133)
Net increase in cash and cash equivalents	2,690	991
Cash and cash equivalents at beginning of period	10,803	3,961
Cash and cash equivalents at end of period	$13,493	$4,952

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2010

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

The accompanying condensed consolidated balance sheet as of March 31, 2010 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2010 and 2009 have not been audited, but have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009, as presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2010 interim period are not necessarily indicative of results to be expected for the entire year. Certain prior year amounts have been reclassified to conform to current year presentation.

The condensed consolidated financial statements include the operations of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

(2)                     Significant Customers & Concentration of Credit Risk

The Company has a concentration of revenue from General Motors Corporation and its affiliates (“General Motors”) as well as a market concentration in the automotive sector. For the three months ended March 31, 2010 and 2009, revenue from General Motors accounted for approximately 12% and 20%, respectively, of the Company’s consolidated revenue, and revenue from the automotive industry accounted for approximately 18% and 25%, respectively, of the Company’s consolidated revenue. As of March 31, 2010, accounts receivable from General Motors totaled $4,301,000. No other customer accounted for more than 10% of the Company’s revenue in the first quarter of 2010 or accounts receivable as of March 31, 2010.

The Company also has a concentration of revenue from the United States government. For the three months ended March 31, 2010 and 2009, sales to the United States government and its agencies represented approximately 23% and 21%, respectively, of the Company’s consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by the Company as separate customers.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2010
(Unaudited)

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

	Three months ended
	March 31,
	2010	2009
	(In thousands)

Non-dilutive instruments	1,237	1,299

Dilutive common stock equivalents	116	18

(4)                     Acquisition-Related Contingent Consideration

Effective January 1, 2009, the Company adopted ASC Topic 805, Business Combinations (“Topic 805”), which requires that contingent consideration be recognized at fair value on the acquisition date, and re-measured each reporting period with subsequent adjustments recognized in the consolidated statement of operations. The Company estimates the fair value of contingent consideration liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. Contingent consideration is valued using significant inputs that are not observable in the market which are defined as Level 3 inputs pursuant to fair value measurement accounting. The Company believes its estimates and assumptions are reasonable, however, there is significant judgment involved. At each reporting date, the contingent consideration obligation will be revalued to estimated fair value and changes in fair value subsequent to the acquisitions will be reflected in income or expense in the consolidated statements of operations, and could cause a material impact to, and volatility in, the Company’s operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2010
(Unaudited)

Below is a summary of the potential additional contingent consideration the Company may be required to pay in connection with acquisitions it has previously completed (dollars in thousands):

	Potential maximum contingent consideration due in
Acquisition:	2010	2011	2012	Total
Milsom *	$1,130	$1,130	$1,130	$3,390
Option Six *	—	1,000	1,000	2,000
PerformTech *	—	2,500	2,000	4,500
Other (2008 GPUK acquisitions)	226	490	580	1,296
Total	$1,356	$5,120	$4,710	$11,186

*       As of March 31, 2010, the Company had accrued contingent consideration of $2,097,000 for Milsom, $827,000 for Option Six, and $1,053,000 for PerformTech for the estimated fair value of contingent consideration payable.

Below is a summary of the three acquisitions completed during 2009 and the changes in fair value of contingent consideration during the three months ended March 31, 2010.

PerformTech, Inc.

Effective December 30, 2009, General Physics acquired PerformTech, Inc. (“PerformTech”) a provider of custom courseware development and other training services primarily for the U.S. Government. General Physics acquired 100% ownership of PerformTech for a purchase price of approximately $18,074,000 in cash, subject to a post-closing adjustment based on final actual working capital as defined in the purchase agreement. In addition, the purchase agreement requires up to an additional $4,500,000 to be paid to the sellers, contingent upon the achievement of certain revenue targets, as defined in the purchase agreement, during the two twelve-month periods following the completion of the acquisition. PerformTech is included in the Manufacturing & BPO segment and the results of its operations have been included in the consolidated financial statements for the period beginning January 1, 2010. The balance sheet accounts of PerformTech are reflected in the consolidated balance sheet as of December 31, 2009.

As of December 31, 2009, the Company accrued $1,794,000 of contingent consideration based on its estimate of the fair value of contingent consideration on the acquisition date, which was determined using a probability-weighted income approach and discounted to present value using a weighted-average cost of capital. As of March 31, 2010, the Company determined that the fair value of the contingent consideration was $1,053,000 based on actual results and other factors which occurred during the first quarter of 2010 which resulted in a reduction in the estimated probabilities of PerformTech achieving certain revenue targets. The reduction in fair value of the contingent consideration resulted in a pre-tax gain of $741,000 which is reflected in the consolidated statement of operations for the three months ended March 31, 2010. The Company will re-evaluate the recorded amount of contingent consideration on a quarterly basis and any subsequent adjustments based on actual payments or revised estimates will be recognized in the consolidated statements of operations during the period of adjustment.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2010
(Unaudited)

Option Six

Effective December 1, 2009, General Physics acquired Option Six, Inc. (“Option Six”), a provider of custom courseware development services with expertise in the software and pharmaceutical industries. General Physics acquired 100% ownership of Option Six for a purchase price of approximately $4,093,000 in cash, which was subsequently increased by a post-closing adjustment of $11,000 based on the final actual net assets as defined in the purchase agreement. In addition, the purchase agreement requires up to an additional $2,000,000 to be paid to the sellers, contingent upon the achievement of certain earnings targets, as defined in the purchase agreement, during the two twelve-month periods following the completion of the acquisition. Option Six is included in the Manufacturing & BPO segment and the results of its operations have been included in the consolidated financial statements since December 1, 2009.

As of December 31, 2009, the Company accrued $827,000 of contingent consideration based on its estimate of the fair value of contingent consideration on the acquisition date, which was determined using a probability-weighted income approach and discounted to present value using a weighted-average cost of capital. The Company determined that no events occurred that would indicate that any of the assumptions used in the fair value estimate of the contingent consideration should be changed as of March 31, 2010 and therefore, no adjustment to the accrued contingent consideration was made during the first quarter of 2010. The Company will re-evaluate the recorded amount of contingent consideration on a quarterly basis and any subsequent adjustments based on actual payments or revised estimates will be recognized in the consolidated statements of operations during the period of adjustment.

Milsom

Effective September 1, 2009, General Physics, through its wholly owned subsidiary, General Physics (UK) Ltd. (“GPUK”), completed the acquisition of Milsom Industrial Designs Limited (“Milsom”), a provider of technical documentation, technical publications, technical recruiting and engineering design services in the United Kingdom. GPUK acquired 100% ownership of Milsom for a purchase price of approximately $2,763,000 in cash, subsequently reduced by a $219,000 post-closing adjustment based on the final net asset amount set forth in the purchase agreement. In addition, the purchase agreement requires GPUK to pay up to an additional $3,400,000, of which approximately $1,130,000 would be payable subsequent to each of the three twelve-month periods following completion of the acquisition, contingent upon Milsom achieving certain earnings targets during those periods, as defined in the purchase agreement. Milsom is included in the Company’s Manufacturing & BPO segment and its results of operations have been included in the consolidated financial statements since September 1, 2009.

The Company accrued $2,437,000 of contingent consideration based on its estimate of the fair value of contingent consideration on the acquisition date, which was determined using a probability-weighted income approach and discounted to present value using a weighted-average cost of capital. As of March 31, 2010, the Company determined that the fair value of the contingent consideration was $2,097,000 based on Milsom’s actual results for the first seven months subsequent to the acquisition and other factors which became known in the first quarter of 2010 which resulted in a reduction in the estimated probabilities of Milson achieving certain earnings targets. The reduction in the fair value of the contingent consideration resulted in a pre-tax gain of $164,000 which is reflected in the consolidated statement of

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2010
(Unaudited)

operations for the three months ended March 31, 2010. The Company will re-evaluate the recorded amount of contingent consideration on a quarterly basis and any subsequent adjustments based on actual payments or revised estimates will be recognized in the consolidated statements of operations during the period of adjustment.

(5)                     Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable business segment for the three months ended March 31, 2010 were as follows (in thousands):

	Manufacturing	Process
	& BPO	& Government	Energy	Sandy	Total
Net book value at Jan. 1, 2010
Goodwill	$54,495	$14,527	$8,170	$5,508	$82,700
Accumulated impairment losses	(9,909)	—	—	(5,508)	(15,417)
Total	44,586	14,527	8,170	—	67,283
Foreign currency translation	(321)	—	—	—	(321)
Net book value at Mar. 31, 2010
Goodwill	54,174	14,527	8,170	5,508	82,379
Accumulated impairment losses	(9,909)	—	—	(5,508)	(15,417)
Total	$44,265	$14,527	$8,170	$—	$66,962

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

	March 31, 2010		December 31, 2009
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Customer relationships	$11,103	$(2,613)	$11,176	$(2,225)
Contract backlog	1,670	(1,527)	1,690	(1,479)
Non-compete agreements	250	(250)	250	(250)
Software and other	1,601	(597)	1,609	(523)
	$14,624	$(4,987)	$14,725	$(4,477)

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2010
(Unaudited)

(6)                     Stock-Based Compensation

The Company recognizes compensation expense for its stock-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Three months ended March 31,
	2010	2009
Non-qualified stock options	$168	$117
Restricted stock units	198	190
Board of Director stock grants	68	34
Total stock-based compensation expense	$434	$341

Pursuant to the Company’s 1973 Non-Qualified Stock Option Plan, as amended, and 2003 Incentive Stock Plan, the Company may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of the Company’s common stock to officers, employees or members of the Board of Directors. As of March 31, 2010, the Company had non-qualified stock options and restricted stock units outstanding under these plans as discussed below.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2010

(Unaudited)

Non-Qualified Stock Options

Summarized information for the Company’s non-qualified stock options is as follows:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
Stock Options	options	exercise price	term	value
Outstanding at December 31, 2009	933,011	$10.40

Granted	460,000	7.42
Exercised/settled	(29,941)	4.29
Forfeited	(734)	9.66
Expired	(8,400)	4.26
Outstanding at March 31, 2010	1,353,936	$9.56	4.05	$663,000
Stock options expected to vest	1,197,880	$9.57	4.01	$598,000
Exercisable at March 31, 2010	264,215	$9.68	2.98	$230,000

In January 2010, the Company granted 460,000 non-qualified stock options to certain key management personnel. The options have a weighted average exercise price of $7.42, vest 20% annually over five years, and have a contractual term of six years. The weighted average per share fair value of the Company’s stock options granted during the first quarter of 2010 was $3.11 on the date of grant using the Black-Scholes Merton option pricing model with the following assumptions:

Expected term	4.62 years
Expected stock price volatility	47.4%
Risk-free interest rate	2.23%
Expected dividend yield	—%

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

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2010

(Unaudited)

	Three	Weighted
	months ended	average
	March 31,	grant date
	2010	fair value
	(In shares)	(In dollars)
Outstanding and unvested, beginning of period	314,406	$6.52
Granted	—	—
Vested	(19,125)	9.00
Forfeited	(1,824)	7.93
Outstanding and unvested, end of period	293,457	$6.35
Restricted stock units expected to vest	249,952	$6.49

(7)                     Short-Term Borrowings

General Physics has a $35 million Financing and Security Agreement (the “Credit Agreement”) with a bank that expires on October 31, 2010 with annual renewal options. The Credit Agreement is secured by certain assets of General Physics and provides for an unsecured guaranty from the Company. The maximum interest rate on the Credit Agreement is the daily LIBOR market index rate plus 2.25%. Based upon the financial performance of General Physics, the interest rate can be reduced. For the three months ended March 31, 2010, the rate was LIBOR plus 1.25%. The Credit Agreement contains covenants with respect to General Physics’ minimum tangible net worth, total liabilities ratio, leverage ratio, interest coverage ratio and its ability to make capital expenditures. General Physics was in compliance with all loan covenants under the Credit Agreement as of March 31, 2010. The Credit Agreement also contains certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends. The Credit Agreement permits General Physics to provide the Company up to $10,000,000 of cash to repurchase shares of its outstanding common stock in the open market. There was $6,832,000 remaining available for future share repurchases under the $10,000,000 authorized amount as March 31, 2010. General Physics is otherwise currently restricted from paying dividends or management fees to the Company in excess of $1,000,000 in any year.

As of March 31, 2010, there were no borrowings outstanding and $27,110,000 of available borrowings under the Credit Agreement, based upon 80% of eligible accounts receivable and 80% of eligible unbilled receivables.

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

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2010

(Unaudited)

As of March 31, 2010, the Company had $2,218,000 of unrecognized tax benefits, all of which would impact the effective tax rate if recognized. The Company does not expect any material changes to its uncertain tax positions in the next twelve months. For the three months ended March 31, 2010 and 2009, the Company recognized $23,000 and $5,000, respectively, of interest expense related to these tax positions which is reflected as income tax expense in the consolidated statements of operations. As of March 31, 2010, the Company had $96,000 of accrued interest related to these tax positions. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examination by tax authorities for years prior to 2004.

(9)                     Stockholders’ Equity

Changes in stockholders’ equity during the three months ended March 31, 2010 were as follows (in thousands):

					Accumulated
		Additional		Treasury	other	Total
	Common	paid-in	Accumulated	stock	comprehensive	stockholders’
	stock	capital	deficit	at cost	loss	equity
Balance at December 31, 2009	$186	$161,975	$(49,325)	$—	$(1,946)	$110,890
Net income	—	—	2,171	—	—	2,171
Other comprehensive loss	—	—	—	—	(418)	(418)
Repurchases of common stock	—	—	—	(29)	—	(29)
Stock-based compensation	—	434	—	—	—	434
Other	—	(99)	—	(1)	—	(100)
Balance at March 31, 2010	$186	$162,310	$(47,154)	$(30)	$(2,364)	$112,948

(10)              Comprehensive Income

The following are the components of comprehensive income (in thousands):

	Three months ended
	March 31,
	2010	2009
Net income	$2,171	$1,459
Other comprehensive loss - foreign currency translation	(418)	(316)
Comprehensive income	$1,753	$1,143

As of March 31, 2010 and December 31, 2009, accumulated other comprehensive loss was $2,364,000 and $1,946,000, respectively, and consisted of foreign currency translation adjustments.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2010

(Unaudited)

(11)              Business Segments

As of March 31, 2010, the Company operated through four reportable business segments: (i) Manufacturing & Business Process Outsourcing (“BPO”), (ii) Process & Government, (iii) Energy and (iv) Sandy Training & Marketing. The Company is organized by operating group primarily based upon the markets served by each group and the services performed. Two of the Company’s reportable business segments, Manufacturing & BPO and Process & Government, represent an aggregation of certain operating groups in accordance with the aggregation criteria as defined in current GAAP, while the Energy and Sandy groups each represent one operating segment. During the first quarter of 2010, the Company transferred the management responsibility for one of its business units from the Process & Government segment to the Manufacturing & BPO segment. The Company has reclassified the segment information below for the prior year interim period to reflect this change and conform to the current period’s presentation.

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

Sandy Training and Marketing. The Sandy segment provides custom product sales training and has been a leader in serving manufacturing customers in the U.S. automotive industry for over 30 years. Sandy provides custom product sales training designed to better educate customer sales forces with respect to new product features and designs, in effect rapidly increasing the sales force knowledge base and enabling them to address detailed customer queries. Furthermore, Sandy helps our clients assess their customer relationship marketing strategy, measure performance against competitors and connect with their customers on a one-to-one basis. This segment also provides technical training services to automotive customers.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2010

(Unaudited)

The Company does not allocate the following corporate items to the segments: other income and interest expense; GP Strategies’ selling, general and administrative expense; gain on change in fair value of contingent consideration; and income tax expense.  Inter-segment revenue is eliminated in consolidation and is not significant.

The following tables set forth the revenue and operating income of each of the Company’s operating segments and includes a reconciliation of segment revenue to consolidated revenue and operating income to consolidated income before income tax expense (in thousands):

	Three months ended
	March 31,
	2010	2009
Revenue:
Manufacturing & BPO	$30,893	$22,331
Process & Government	10,594	12,673
Energy	5,432	5,749
Sandy Training & Marketing	9,971	12,838
	$56,890	$53,591
Operating income:
Manufacturing & BPO	$1,579	$591
Process & Government	713	895
Energy	730	815
Sandy Training & Marketing	78	614
Corporate and other	(359)	(457)
Gain on change in fair value of contingent consideration	905	—
Operating income	3,646	2,458

Interest expense	(50)	(55)
Other income	142	151
Income before income tax expense	$3,738	$2,554

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2010

(Unaudited)

(12)              Guarantees

Subsequent to the spin-off of National Patent Development Corporation (“NPDC”) in 2004, the Company continued to guarantee certain operating leases for the Connecticut and New Jersey warehouses of Five Star Products, Inc. (“Five Star”). In connection with the spin-off of NPDC by the Company, NPDC agreed to assume the Company’s obligation under such guarantees, to use commercially reasonable efforts to cause the Company to be released from each such guaranty, and to hold the Company harmless from all claims, expenses and liabilities connected with the leases or NPDC’s breach of any agreements effecting the spin-off. In 2009, the Company received confirmation from the landlord that it was released from the guarantee on the Connecticut warehouse lease. The Company has not received confirmation that it has been released from the guarantee of the New Jersey warehouse.  The annual rent obligation for the New Jersey warehouse is currently believed to be approximately $1,500,000. The Company does not expect to incur any material payments associated with this guarantee, and as such, no liability is reflected in the consolidated balance sheets.

(13)              Subsequent Event

On April 1, 2010, General Physics, through its wholly owned subsidiary, General Physics (UK) Ltd. (“GPUK”) completed the acquisition of Marton House PLC (“Marton House”), a provider of custom e-Learning content development with expertise in leadership and product sales training. GPUK acquired 100% ownership of Marton House for a purchase price of approximately $2,400,000 in cash at closing. In addition, the purchase agreement requires GPUK to pay up to an additional $3,600,000, of which $1,200,000 would be payable subsequent to each of the three twelve-month periods following completion of the acquisition, contingent upon Marton House achieving certain earnings targets during those periods, as defined in the purchase agreement. Marton House will be included in the Manufacturing & BPO segment and the results of its operations will be included in the consolidated financial statements beginning April 1, 2010.

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

As of March 31, 2010, we operated through four reportable business segments: (i) Manufacturing & BPO, (ii) Process & Government, (iii) Energy, and (iv) Sandy Training & Marketing. We are organized by operating group, primarily based upon the markets served by each group and the services performed. Each operating group consists of strategic business units (“SBUs”) and business units (“BUs”) which are focused on providing specific products and services to certain classes of customers or within targeted markets. Across operating groups, SBUs and BUs, we integrate similar service lines, technology, information, work products, client management and other resources. Communications and market research, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development. Two of our reportable business segments, Manufacturing & BPO and Process & Government, represent an aggregation of certain operating groups in accordance with the aggregation criteria as defined in current GAAP, while our Energy and Sandy groups each represent one operating segment. During the first quarter of 2010, we transferred the management responsibility for one of our business units from the Process & Government segment to the Manufacturing & BPO segment. We reclassified the segment information below for the prior year interim period to reflect this change and conform to the current period’s presentation. We review our reportable business segments on a continual basis and could change our reportable business segments from time to time in the event of organizational changes.

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

Share Repurchase Program

Since January 2006, our Board of Directors has authorized a total of $23 million of repurchases of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors.  During the years ended December 31, 2009, 2008, 2007 and 2006, we repurchased approximately 526,000, 1,091,000, 678,500 and 420,000 shares, respectively, of our common stock in the open market for a total cost of approximately $2.2 million, $8.8 million, $6.5 million and $3.1 million, respectively. During the three months ended March 31, 2010, we repurchased approximately 3,500 shares of our common stock in the open market. As of March 31, 2010, there was approximately $2.4 million available for future repurchases under the buyback program. There is no expiration date for the repurchase program.

Operating Highlights

Three Months ended March 31, 2010 compared to the Three Months ended March 31, 2009

For the three months ended March 31, 2010, we had income before income tax expense of $3.7 million compared to $2.6 million for the three months ended March 31, 2009.  The increase was primarily due to a $0.9 million gain on the change in estimated fair value of contingent consideration during the first quarter of 2010 related to acquisitions completed in 2009, which is discussed further below and in Note 4 to the Condensed Consolidated Financial Statements. In addition, excluding the gain on change in fair value of contingent consideration, operating income increased $0.3 million, the components of which are discussed below. Net income was $2.2 million, or $0.12 per diluted share, for the three months ended March 31, 2010, compared to net income of $1.5 million, or $0.09 per diluted share, for the three months ended March 31, 2009. During the three months ended March 31, 2010, diluted weighted average shares outstanding increased by 2,640,000 to 18,714,000 shares outstanding compared to 16,074,000 shares for the same period in 2009, primarily due to the equity investment by Sagard Capital Partners, L.P. in December 2009. The increase in shares outstanding resulted in a decrease in diluted earnings per share of $0.02 per share for the first quarter of 2010 compared to the first quarter of 2009.

Revenue

	Three months ended
	March 31,
(Dollars in thousands)	2010	2009

Manufacturing & BPO	$30,893	$22,331
Process & Government	10,594	12,673
Energy	5,432	5,749
Sandy Training & Marketing	9,971	12,838
	$56,890	$53,591

Manufacturing & BPO revenue increased $8.6 million or 38.3% during the first quarter of 2010 compared to the first quarter of 2009. The increase in revenue is due to the following:

•                  $6.8 million increase in revenue attributable to acquisitions completed during 2009, which includes $3.0 million for Milsom, $1.2 million for Option Six and $2.6 million for PerformTech;

•                  $1.5 million net increase in e-Learning and BPO revenue primarily due to a new content development contract awarded by a global software client during 2009; and

•                  $0.6 million net increase in revenue from our UK operations, excluding the increase attributable to the Milsom acquisition, which was due in part to an increase in exchange rates during the first quarter of 2010 compared to the first quarter of 2009, and was offset by a net decrease of $0.3 million in U.S. technical training services.

Process & Government revenue decreased $2.1 million or 16.4% during the first quarter of 2010 compared to the first quarter of 2009. The decrease in revenue is due to the following:

•                  $1.2 million net decrease relating to construction projects for liquefied natural gas (LNG) fueling station facilities due to the completion of a large project in 2009; and

•                  $0.9 million net decrease in revenue from various government contracts primarily related to homeland security / first responder training services, environmental engineering and other technical services, largely due to contract completions during 2009.

Energy group revenue decreased $0.3 million or 5.5% during the first quarter of 2010 compared to the first quarter of 2009 primarily due to the completion of two performance monitoring projects during 2009.

Sandy Training & Marketing revenue decreased $2.9 million or 22.3% during the first quarter of 2010 compared to the first quarter of 2009. The $2.9 million revenue decrease consisted of the following:

•                  $2.3 million decrease in publication revenue due to the delay in shipment of a publication until the second quarter of 2010, whereas the comparable 2009 publication was shipped during the first quarter of 2009. In addition, 2010 publication revenue is expected to be at a reduced volume due to the elimination of a vehicle brand and a reduction in dealerships compared to the 2009 publication volume. We experience quarterly fluctuations in revenue and income related to Sandy’s publications business, since revenue and cost on publication contracts are recognized in the period in which the publications ship, based on the output method of performance. Shipments occur at various times throughout the year and the volume of publications shipped could fluctuate from quarter to quarter. Publications revenue in the Sandy Training & Marketing segment totaled $0.7 million during the first quarter of 2010 compared to $3.0 million during the first quarter of 2009; and

•                  $2.0 million net decrease in revenue from product sales trainer programs primarily due to a reduction in the number of trainers required and a reduction in related in-dealership training programs.

The above revenue decreases in the Sandy segment were offset by net revenue increases of $1.4 million, primarily due to an increase in training services for new vehicle launch programs for various automotive customers and an increase in glovebox portfolio revenue.

Gross Profit

	Three months ended
	March 31,
	2010		2009
(Dollars in thousands)		% Revenue		% Revenue
Manufacturing & BPO	$4,355	14.1%	$2,475	11.1%
Process & Government	1,587	15.0%	1,932	15.2%
Energy	1,199	22.1%	1,309	22.8%
Sandy Training & Marketing	1,043	10.5%	1,773	13.8%
	$8,184	14.4%	$7,489	14.0%

Manufacturing & BPO gross profit of $4.4 million or 14.1% of revenue for the first quarter of 2010 increased by $1.9 million or 76.0% when compared to gross profit of $2.5 million or 11.1% of revenue for the first quarter of 2009. Approximately $0.9 million of the increase in gross profit dollars is attributable to the acquisitions we completed in 2009. In addition, our U.S. BPO operations and international operations experienced increases in gross profit and improved margins as a percentage of revenue primarily due to revenue increases in 2010 and staff and other cost reductions in 2009.

Process & Government gross profit of $1.6 million or 15.0% of revenue for the first quarter of 2010 decreased by $0.3 million or 17.9% when compared to gross profit of $1.9 million or 15.2% of revenue for the first quarter of 2009 primarily due to the revenue decreases discussed above.

Energy group gross profit of $1.2 million or 22.1% of revenue for the first quarter of 2010 decreased by $0.1 million or 8.4% when compared to gross profit of $1.3 million or 22.8% of revenue for the first quarter of 2009 primarily due to the revenue decreases discussed above.

Sandy Training and Marketing gross profit of $1.0 million or 10.5% of revenue for the first quarter of 2010 decreased by $0.7 million or 41.2% when compared to gross profit of $1.8 million or 13.8% of revenue for the first quarter of 2009. The decrease in gross profit dollars is primarily due to the revenue decreases discussed above. In addition, gross profit as a percentage of revenue decreased in this segment during the first quarter of 2010 compared to the first quarter of 2009, primarily due to a significant decrease in higher margin publication revenue as a result of the delay in shipment of a publication until the second quarter of 2010, as well as a decrease in profitability in product sales training services due to a lower volume of trainers required while certain costs remained fixed.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.4 million or 8.2% from $5.0 million for the first quarter of 2009 to $5.4 million for the first quarter of 2010.  The increase is primarily due to increased amortization expense related to intangible assets acquired and increased labor and benefits expense related to the acquisitions we completed in 2009, as well as transaction costs in connection with the Marton House acquisition we recently completed.

Interest Expense

Interest expense was consistent at $0.1 million for both the first quarters of 2010 and 2009.

Other Income

Other income was $0.1 million for the first quarter of 2010 compared to $0.2 million for the first quarter of 2009 and consisted primarily of income from a joint venture in both years.

Change in Fair Value of Contingent Consideration

We recognized a $0.9 million gain on the change in fair value of contingent consideration related to acquisitions we completed in 2009.  Effective January 1, 2009, we adopted ASC Topic 805, Business Combinations (“Topic 805”), which requires that contingent consideration be recognized at fair value on the acquisition date, and re-measured each reporting period with subsequent adjustments recognized in the consolidated statement of operations. We estimate the fair value of contingent consideration liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. We believe our estimates and assumptions are reasonable, however, there is significant judgment involved. At each reporting date, the contingent consideration obligation will be revalued to estimated fair value and changes in fair value subsequent to the acquisitions will be reflected in income or expense in the consolidated statements of operations, and could cause a material impact to, and volatility in, our operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. See Note 4 to the Condensed Consolidated Financial Statements for a detailed discussion of the three acquisitions completed during 2009 and the changes in fair value of contingent consideration for each acquisition during the three months ended March 31, 2010.

Income Tax Expense

Income tax expense was $1.6 million for the first quarter of 2010 compared to $1.1 million for the first quarter of 2009. The increase is due to an increase in income before income tax expense for the first quarter of 2010 compared to the first quarter of 2009.  The effective income tax rate was 41.9% and 42.9% for the three months ended March 31, 2010 and 2009, respectively. The decrease in the effective income tax rate is primarily due to an increase in projected income before income taxes for 2010 compared to 2009 and a larger portion of our 2010 income expected to be derived from foreign jurisdictions which are taxed at lower rates. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the federal and state statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Liquidity and Capital Resources

Working Capital

For the quarter ended March 31, 2010, our working capital increased $1.8 million from $37.4 million at December 31, 2009 to $39.1 million at March 31, 2010. We believe that cash generated from operations and borrowings available under the General Physics Credit Agreement ($27.1 million of available borrowings as of March 31, 2010), will be sufficient to fund our working capital and other requirements for at least the next twelve months.

On April 1, 2010, General Physics, through its wholly owned subsidiary, General Physics (UK) Ltd. (“GPUK”) completed the acquisition of Marton House PLC (“Marton House”), a provider of custom e-Learning content development with expertise in leadership and product sales training. GPUK acquired 100% ownership of Marton House for a purchase price of approximately $2.4 million in cash at closing. In addition, the purchase agreement requires GPUK to pay up to an additional $3.6 million, of which $1.2 million would be payable subsequent to each of the three twelve-month periods following completion of the acquisition, contingent upon Marton House achieving certain earnings targets during those periods, as defined in the purchase agreement. Marton House will be included in the Manufacturing & BPO segment and the results of its operations will be included in the consolidated financial statements beginning April 1, 2010.

In addition to the payments discussed above, we may be required to pay the following additional contingent consideration in connection with acquisitions we previously completed (dollars in thousands):

	Potential maximum contingent consideration due in
Acquisition:	2010	2011	2012	Total
Milsom *	$1,130	$1,130	$1,130	$3,390
Option Six *	—	1,000	1,000	2,000
PerformTech *	—	2,500	2,000	4,500
Other (2008 GPUK acquisitions)	226	490	580	1,296
Total	$1,356	$5,120	$4,710	$11,186

*      As of March 31, 2010, we had accrued contingent consideration of $2.1 million for Milsom, $0.8 million for Option Six, and $1.1 million for PerformTech for the estimated fair value of contingent consideration payable. In accordance with Topic 805, contingent consideration is recorded at estimated  fair value as of the acquisition date (for acquisitions on or after January 1, 2009) and is re-measured each reporting period with any subsequent adjustments recognized in earnings.

Significant Customers & Concentration of Credit Risk

We have a concentration of revenue from General Motors Corporation and its affiliates (“General Motors”) as well as a market concentration in the automotive sector. For the three months ended March 31, 2010 and 2009, revenue from General Motors accounted for approximately 12% and 20%, respectively, of our consolidated revenue, and revenue from the automotive industry accounted for approximately 18% and 25%, respectively, of our consolidated revenue. As of March 31, 2010, accounts receivable from General Motors totaled $4.3 million. No other customer accounted for more than 10% of our revenue in the first quarter of 2010 or accounts receivable as of March 31, 2010.

We also have a concentration of revenue from the United States government. For the three months ended March 31, 2010 and 2009, sales to the United States government and its agencies represented approximately

23% and 21%, respectively, of our consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by us as separate customers.

Cash Flows

Three months ended March 31, 2010 compared to the Three Months ended March 31, 2009

The Company’s cash balance increased $2.7 million from $10.8 million as of December 31, 2009 to $13.5 million as of March 31, 2010. The increase in cash and cash equivalents during the first quarter of 2010 resulted from cash provided by operating activities of $3.7 million, cash used in investing activities of $0.7 million, cash used in financing activities of $0.1 million and a $0.2 million negative effect due to exchange rate changes on cash and cash equivalents.

Cash provided by operating activities was $3.7 million for the first quarter of 2010 compared to $6.7 million for the first quarter of 2009.  The decrease in cash provided by operating activities compared to the prior year is primarily due to a $3.6 increase in costs and estimated earnings in excess of billings on uncompleted contracts as of March 31, 2010 compared to December 31, 2009, resulting in a decrease in cash provided by operating activities during the first quarter of 2010 compared to the first quarter of 2009.

Cash used in investing activities was $0.7 million for both the first quarters of 2010 and 2009 and consisted of $0.2 million of fixed asset additions and $0.5 million for deferred acquisition payments to the sellers of Performance Consulting Services, Inc., which was acquired in 2008.

Cash used in financing activities was $0.1 million for the first quarter of 2010 compared to $4.8 million for the first quarter of 2009.  The decrease in cash used in financing activities is primarily due to the repayment of short-term borrowings of $3.2 million during the first quarter of 2009 compared to no borrowings or repayments in 2010.  In addition, there was a decrease of $0.8 million of cash used for share repurchases during the first quarter of 2010 compared to the first quarter of 2009, and a $0.6 million decrease in the change in negative cash book balances during the first quarter of 2009.

Short-term Borrowings

General Physics has a $35 million Credit Agreement with a bank that expires on October 31, 2010, with annual renewal options, and is secured by certain assets of General Physics.  The maximum interest rate on borrowings under the Credit Agreement is at the daily LIBOR Market Index Rate plus 2.25%. Based upon the financial performance of General Physics, the interest rate can be reduced. As of March 31, 2010, the rate was LIBOR plus 1.25%.  The Credit Agreement contains covenants with respect to General Physics’ minimum tangible net worth, total liabilities ratio, leverage ratio, interest coverage ratio and its ability to make capital expenditures. General Physics was in compliance with all loan covenants under the Credit Agreement as of March 31, 2010. The Credit Agreement also contains certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends. The Credit Agreement permits General Physics to provide GP Strategies up to $10 million of cash to repurchase shares of its outstanding common stock in the open market. There was $6.8 million remaining available for future share repurchases under the $10 million authorized amount as March 31, 2010. General Physics is otherwise currently restricted from paying dividends or management fees to the Company in excess of $1.0 million in any year.  As of March 31, 2010, there were no borrowings outstanding and $27.1 million of available borrowings under the Credit Agreement, based upon 80% of eligible accounts receivable and 80% of eligible unbilled receivables.

Off-Balance Sheet Commitments

Subsequent to the spin-off of National Patent Development Corporation (“NPDC”) in 2004, we continued to guarantee certain operating leases for the Connecticut and New Jersey warehouses of Five Star Products, Inc. (“Five Star”). In connection with the spin-off of NPDC, NPDC agreed to assume our obligation under such guarantees, to use commercially reasonable efforts to cause us to be released from each such guaranty, and to hold us harmless from all claims, expenses and liabilities connected with the leases or NPDC’s breach of any agreements effecting the spin-off. In 2009, we received confirmation from the landlord that we were released from the guarantee on the Connecticut warehouse lease. We have not received confirmation that we have been released from the guarantee of the New Jersey warehouse.  The annual rent obligation for the New Jersey warehouse is currently believed to be approximately $1.5 million. We do not expect to incur any material payments associated with these guarantees, and as such, no liability is reflected in the consolidated balance sheets.

Accounting Standards Issued

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward looking statements.  Forward—looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results.  We use words such as “expects,” “intends,” “believes,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “plans” and similar expressions to indicate forward-looking statements, but their absence does not mean a statement is not forward-looking. Because these forward-looking statements are based upon management’s expectations and assumptions and are subject to risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, those factors set forth Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and those other risks and uncertainties detailed in our periodic reports and registration statements filed with the Securities and Exchange Commission.  We caution that these risk factors may not be exhaustive.  We operate in a continually changing business environment, and new risk factors emerge from time to time.  We cannot predict these new risk factors, nor can we assess the effect, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ from those expressed or implied by these forward-looking statements.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Internal Control Over Financial Reporting

During the quarter ended March 31, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d—15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

None.

Item 1A.        Risk Factors

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s share repurchase activity for the three months ended March 31, 2010:

Issuer Purchases of Equity Securities
				Total number		Approximate
				of shares		dollar value of
	Total number		Average	purchased as		shares that may yet
	of shares		price paid	part of publicly		be purchased under
Month	purchased		per share	announced program		the program
January 1-31, 2010	—		—	—		—
February 1-28, 2010	—		—	—		—
March 1-31, 2010	10,649	(1)	$7.78	3,500	(2)	$2,357,000

(1)  Includes 7,149 shares surrendered by employees to satisfy tax withholding obligations on restricted stock units which vested during the first quarter of 2010.

(2)  Represents shares repurchased in the open market in connection with our share repurchase program under which we may repurchase shares of our common stock from time to time in the open market subject to prevailing business and market conditions and other factors. There is no expiration date for the repurchase program.

Item 6.            Exhibits

31.1

Certification of Chief Executive Officer of the Company dated May 6, 2010 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of Executive Vice President and Chief Financial Officer of the Company dated May 6, 2010 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification of Chief Executive Officer and Chief Financial Officer of the Company dated May 6, 2010 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GP STRATEGIES CORPORATION

May 6, 2010	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

/s/ Sharon Esposito-Mayer
Sharon Esposito-Mayer
Executive Vice President and Chief Financial Officer