Form 10-Q
period 2010-06-30
GP STRATEGIES CORP
filed 2010-08-05
CIK 70415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of July 30, 2010 was as follows:

Class	Outstanding
Common Stock, par value $.01 per share	18,609,480 shares

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	June 30,
	2010	December 31,
	(Unaudited)	2009
Assets
Current assets:
Cash and cash equivalents	$16,650	$10,803
Accounts and other receivables, less allowance for doubtful accounts of $549 in 2010 and $566 in 2009	46,048	45,471
Inventories, net	320	557
Costs and estimated earnings in excess of billings on uncompleted contracts	12,215	10,590
Prepaid expenses and other current assets	6,321	6,692
Total current assets	81,554	74,113
Property, plant and equipment	12,004	11,402
Accumulated depreciation	(9,444)	(8,281)
Property, plant and equipment, net	2,560	3,121
Goodwill	70,113	67,283
Intangible assets, net	10,055	10,248
Other assets	1,646	1,936
	$165,928	$156,701
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$26,362	$23,464
Billings in excess of costs and estimated earnings on uncompleted contracts	14,000	13,272
Total current liabilities	40,362	36,736
Other noncurrent liabilities	9,458	9,075
Total liabilities	49,820	45,811

Stockholders’ equity:
Common stock, par value $0.01 per share	186	186
Additional paid-in capital	162,595	161,975
Accumulated deficit	(44,011)	(49,325)
Treasury stock at cost	(154)	—
Accumulated other comprehensive loss	(2,508)	(1,946)
Total stockholders’ equity	116,108	110,890
	$165,928	$156,701

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue	$66,139	$53,757	$123,029	$107,348
Cost of revenue	55,429	45,022	104,135	91,124
Gross profit	10,710	8,735	18,894	16,224
Selling, general and administrative expenses	5,996	5,012	11,439	10,043
Gain on change in fair value of contingent consideration	628	—	1,533	—
Goodwill and intangible asset impairment loss	—	10,163	—	10,163
Operating income (loss)	5,342	(6,440)	8,988	(3,982)
Interest expense	50	50	100	105
Other income	152	61	294	212
Income (loss) before income tax expense	5,444	(6,429)	9,182	(3,875)
Income tax expense	2,301	190	3,868	1,285
Net income (loss)	$3,143	$(6,619)	$5,314	$(5,160)

Basic weighted average shares outstanding	18,614	15,781	18,606	15,918
Diluted weighted average shares outstanding	18,702	15,816	18,708	15,944

Per common share data:
Basic earnings (loss) per share	$0.17	$(0.42)	$0.29	$(0.32)
Diluted earnings (loss) per share	$0.17	$(0.42)	$0.28	$(0.32)

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Six months ended June 30, 2010 and 2009

(Unaudited, in thousands)

	2010	2009
Cash flows from operating activities:
Net income (loss)	$5,314	$(5,160)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill and intangible asset impairment loss	—	10,163
Gain on change in fair value of contingent consideration	(1,533)	—
Depreciation and amortization	2,229	1,562
Deferred income taxes	726	(945)
Non-cash compensation expense	875	898
Changes in other operating items:
Accounts and other receivables	864	1,575
Inventories	237	(11)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,152)	204
Prepaid expenses and other current assets	397	(1,292)
Accounts payable and accrued expenses	1,772	(3,081)
Billings in excess of costs and estimated earnings on uncompleted contracts	320	705
Other	213	223
Net cash provided by operating activities	10,262	4,841

Cash flows from investing activities:
Additions to property, plant and equipment	(441)	(356)
Acquisition, net of cash acquired	(2,747)	—
Deferred acquisition costs	(500)	(3,305)
Net cash used in investing activities	(3,688)	(3,661)

Cash flows from financing activities:
Repurchases of common stock in the open market	(228)	(1,338)
Net repayment of short-term borrowings	—	(192)
Change in negative cash book balances	—	714
Other	(216)	(172)
Net cash used in financing activities	(444)	(988)

Effect of exchange rate changes on cash and cash equivalents	(283)	227
Net increase in cash and cash equivalents	5,847	419
Cash and cash equivalents at beginning of period	10,803	3,961
Cash and cash equivalents at end of period	$16,650	$4,380

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2010
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

The accompanying condensed consolidated balance sheet as of June 30, 2010, the condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2009 have not been audited, but have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009, as presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2010 interim period are not necessarily indicative of results to be expected for the entire year. Certain prior year amounts have been reclassified to conform to current year presentation.

The condensed consolidated financial statements include the operations of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

(2)       Significant Customers & Concentration of Credit Risk

The Company has a concentration of revenue from General Motors and its affiliates (“General Motors”) as well as a market concentration in the automotive sector. For the six months ended June 30, 2010 and 2009, revenue from General Motors accounted for approximately 12% and 18%, respectively, of the Company’s consolidated revenue, and revenue from the automotive industry accounted for approximately 19% and 23%, respectively, of the Company’s consolidated revenue. As of June 30, 2010, accounts receivable from General Motors totaled $6,266,000. No other customer accounted for more than 10% of the Company’s revenue during the six months ended June 30, 2010 or accounts receivable as of June 30, 2010.

The Company also has a concentration of revenue from the United States government. For the six months ended June 30, 2010 and 2009, sales to the United States government and its agencies represented approximately 22% of the Company’s consolidated revenue for both periods. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by the Company as separate customers.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2010
(Unaudited)

(3)       Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The Company’s dilutive common stock equivalent shares consist of restricted stock units and stock options to purchase shares of common stock computed under the treasury stock method, using the average market price during the period. The following table presents instruments which were not dilutive and were excluded from the computation of diluted EPS in each period, as well as the dilutive common stock equivalent shares which were included in the computation of diluted EPS:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(In thousands)
Non-dilutive instruments	1,317	895	1,277	1,097

Dilutive common stock equivalents	88	35	102	26

(4)       Acquisitions and Related Contingent Consideration

Effective January 1, 2009, the Company adopted Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“Topic 805”), which requires that contingent consideration be recognized at fair value on the acquisition date, and re-measured each reporting period with subsequent adjustments recognized in the consolidated statement of operations. The Company estimates the fair value of contingent consideration liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. Contingent consideration is valued using significant inputs that are not observable in the market which are defined as Level 3 inputs pursuant to fair value measurement accounting. The Company believes its estimates and assumptions are reasonable, however, there is significant judgment involved. At each reporting date, the contingent consideration obligation is revalued to estimated fair value, and changes in fair value subsequent to the acquisitions are reflected in income or expense in the consolidated statements of operations, and could cause a material impact to, and volatility in, the Company’s operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2010
(Unaudited)

Below is a summary of the potential additional contingent consideration the Company may be required to pay in connection with acquisitions it has previously completed (dollars in thousands):

	Maximum contingent consideration due in				Accrued Liability as of
Acquisition:	2010	2011	2012-2013	Total	June 30, 2010
Milsom	$1,130	$1,130	$1,130	$3,390	$2,130
Option Six	—	1,000	1,000	2,000	550
PerformTech	—	2,500	2,000	4,500	600
Marton House	—	1,206	2,412	3,618	1,676
Other	226	489	580	1,295	—
Total	$1,356	$6,325	$7,122	$14,803	$4,956

Below is a summary of the four acquisitions completed during 2009 and 2010 and the changes in fair value of contingent consideration during the three months ended June 30, 2010.

Marton House

Effective April 1, 2010, General Physics, through its wholly owned subsidiary, General Physics (UK) Ltd. (“GPUK”), completed the acquisition of Marton House Plc (“Marton House”), a provider of custom e-learning content development with expertise in leadership and sales product training in the United Kingdom. GPUK acquired 100% ownership of Marton House for a purchase price of $2,752,000 in cash. In addition, the purchase agreement requires GPUK to pay up to an additional $3,618,000, of which approximately $1,206,000 would be payable subsequent to each of the three twelve-month periods following completion of the acquisition, contingent upon Marton House achieving certain earnings targets during those periods, as defined in the purchase agreement. Marton House is included in the Company’s Manufacturing & BPO segment and its results of operations have been included in the consolidated financial statements since April 1, 2010.

The Company accrued $1,614,000 of contingent consideration based on its fair value estimate on the acquisition date, which was determined using a probability-weighted income approach and discounted to present value using a weighted-average cost of capital. As of June 30, 2010, the Company re-measured the fair value of contingent consideration and increased the liability to $1,676,000 to account for the increase in fair value due to the passage of time from the acquisition date through June 30, 2010. The increase in fair value of contingent consideration resulted in expense of $69,000 for the three months ended June 30, 2010, which is included in the net gain on change in fair value of contingent consideration reflected in the statement of operations. The Company will continue to re-measure the fair value of contingent consideration on a quarterly basis and any subsequent adjustments based on actual payments or revised estimates will be recognized in the consolidated statements of operations during the period of adjustment.

The estimated fair value of the purchase price recorded by the Company consisted of the following (in thousands):

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2010
(Unaudited)

Cash purchase price	$2,752
Estimated contingent consideration	1,614
Total estimated purchase price	$4,366

The Company’s preliminary purchase price allocation for the net assets acquired is as follows (in thousands):

Cash	$5
Accounts receivable	1,441
Costs and estimated earnings in excess of billings on uncompleted contracts	473
Prepaid expenses and other assets	56
Property, plant and equipment, net	25
Amortizable intangible assets	1,002
Goodwill	3,157
Total assets acquired	6,159

Accounts payable, accrued expenses and other liabilities	1,105

Billings in excess of costs and estimated earnings on uncompleted contracts	408
Deferred tax liability	280
Total liabilities assumed	1,793

Net assets acquired	$4,366

The Company recorded customer-related intangible assets as a result of the acquisition, which included $1,002,000 relating to customer lists and relationships acquired which will be amortized over an estimated useful life of five years. The carrying value of current assets and liabilities approximate estimated market values. Goodwill, intangible assets and contingent consideration have been valued using Level 3 inputs as defined in fair value measurement accounting.

PerformTech

Effective December 30, 2009, General Physics acquired PerformTech, Inc. (“PerformTech”) a provider of custom courseware development and other training services primarily for the U.S. Government. General Physics acquired 100% ownership of PerformTech for a purchase price of approximately $18,074,000 in cash, which was subsequently reduced by a $480,000 post-closing adjustment based on final actual working capital as defined in the purchase agreement. In addition, the purchase agreement requires up to an additional $4,500,000 to be paid to the sellers, contingent upon the achievement of certain revenue targets, as defined in the purchase agreement, during the two twelve-month periods following the completion of the acquisition. PerformTech is included in the Manufacturing & BPO segment and the results of its operations have been included in the consolidated financial statements for the period

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2010
(Unaudited)

beginning January 1, 2010. The balance sheet accounts of PerformTech are reflected in the consolidated balance sheet as of December 31, 2009.

As of December 31, 2009, the Company accrued $1,794,000 of contingent consideration based on its fair value estimate on the acquisition date, which was determined using a probability-weighted income approach and discounted to present value using a weighted-average cost of capital. As of March 31, 2010, the Company re-measured the fair value of contingent consideration and decreased the liability to $1,053,000 based on actual results and other factors which occurred during the first quarter of 2010 which resulted in a reduction in the estimated probabilities of PerformTech achieving certain revenue targets. The reduction in fair value of contingent consideration resulted in a pre-tax gain of $741,000 for the three months ended March 31, 2010. As of June 30, 2010, the Company re-measured the fair value of the contingent consideration and further reduced the liability to $600,000 based on actual results during the second quarter of 2010 which resulted in a reduction in the estimated probabilities of PerformTech achieving certain revenue targets. The reduction in fair value of contingent consideration resulted in a pre-tax gain of $453,000 and $1,194,000 for the three and six months ended June 30, 2010, respectively, which is reflected in the consolidated statements of operations. The Company will continue to re-measure the fair value of contingent consideration on a quarterly basis and any subsequent adjustments based on actual payments or revised estimates will be recognized in the consolidated statements of operations during the period of adjustment.

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

As of December 31, 2009, the Company accrued $827,000 of contingent consideration based on its fair value estimate on the acquisition date, which was determined using a probability-weighted income approach and discounted to present value using a weighted-average cost of capital. The Company determined that no events occurred that would indicate that any of the assumptions used in the fair value estimate of contingent consideration should be changed as of March 31, 2010 and therefore, no adjustment to the accrued contingent consideration was made during the first quarter of 2010.  As of June 30, 2010, the Company re-measured the fair value of contingent consideration and decreased the liability to $550,000 based on actual results for the first half of 2010 which resulted in a reduction in the estimated probabilities of Option Six achieving certain earnings targets. The reduction in fair value of the contingent consideration resulted in a pre-tax gain of $277,000 which is reflected in the consolidated statement of operations for the three months ended June 30, 2010. The Company will continue to re-measure the recorded amount of contingent consideration on a quarterly basis and any subsequent adjustments based

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2010
(Unaudited)

on actual payments or revised estimates will be recognized in the consolidated statements of operations during the period of adjustment.

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

The Company accrued $2,437,000 of contingent consideration based on its fair value estimate on the acquisition date, which was determined using a probability-weighted income approach and discounted to present value using a weighted-average cost of capital. As of March 31, 2010, the Company re-measured the fair value of contingent consideration and decreased the liability to $2,097,000 based on Milsom’s actual results for the first seven months subsequent to the acquisition and other factors which became known in the first quarter of 2010 which resulted in a reduction in the estimated probabilities of Milsom achieving certain earnings targets. The reduction in the fair value of the contingent consideration resulted in a pre-tax gain of $164,000 for the three months ended March 31, 2010. As of June 30, 2010, the Company re-measured the fair value of contingent consideration and increased the liability to $2,130,000 to account for the increase in fair value due to the passage of time. The change in the fair value of contingent consideration resulted in expense of $33,000 for the three months ended June 30, 2010 and a net gain of $131,000 for the six months ended June 30, 2010, which are reflected in the consolidated statements of operations. The Company will continue to re-measure the recorded amount of contingent consideration on a quarterly basis and any subsequent adjustments based on actual payments or revised estimates will be recognized in the consolidated statements of operations during the period of adjustment.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2010
(Unaudited)

(5)       Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable business segment for the six months ended June 30, 2010 were as follows (in thousands):

	Manufacturing	Process
	& BPO	& Government	Energy	Sandy	Total
Net book value at Jan. 1, 2010
Goodwill	$54,495	$14,527	$8,170	$5,508	$82,700
Accumulated impairment losses	(9,909)	—	—	(5,508)	(15,417)
Total	44,586	14,527	8,170	—	67,283
Acquisition of Marton House	3,157	—	—	—	3,157
Other	11	—	—	—	11
Foreign currency translation	(338)	—	—	—	(338)
Net book value at June 30, 2010
Goodwill	57,325	14,527	8,170	5,508	85,530
Accumulated impairment losses	(9,909)	—	—	(5,508)	(15,417)
Total	$47,416	$14,527	$8,170	$—	$70,113

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

	June 30, 2010		December 31, 2009
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Customer relationships	$11,687	$(2,637)	$10,958	$(2,007)
Contract backlog	365	(266)	385	(174)
Software and other	1,601	(695)	1,609	(523)
	$13,653	$(3,598)	$12,952	$(2,704)

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2010
(Unaudited)

(6)       Stock-Based Compensation

The Company recognizes compensation expense for its stock-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Non-qualified stock options	$178	$119	$346	$236
Restricted stock units	129	192	327	382
Board of Directors stock grants	61	47	129	81
Total stock-based compensation	$368	$358	$802	$699

Pursuant to the Company’s 1973 Non-Qualified Stock Option Plan, as amended, and 2003 Incentive Stock Plan, the Company may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of the Company’s common stock to officers, employees or members of the Board of Directors. As of June 30, 2010, the Company had non-qualified stock options and restricted stock units outstanding under these plans as discussed below.

Non-Qualified Stock Options

Summarized information for the Company’s non-qualified stock options is as follows:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
Stock Options	options	exercise price	term	value
Outstanding at December 31, 2009	933,011	$10.40
Granted	460,000	7.42
Exercised/settled	(29,941)	4.29
Forfeited	(6,526)	10.88
Expired	(9,726)	4.39
Outstanding at June 30, 2010	1,346,818	$9.56	3.81	$476,000
Stock options expected to vest	1,196,290	$9.58	3.76	$436,000
Exercisable at June 30, 2010	428,389	$10.23	2.82	$208,000

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2010
(Unaudited)

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

	Six	Weighted
	months ended	average
	June 30,	grant date
	2010	fair value
	(In shares)	(In dollars)
Outstanding and unvested, beginning of period	314,406	$6.52
Granted	4,000	8.65
Vested	(45,025)	8.16
Forfeited	(4,801)	6.96
Outstanding and unvested, end of period	268,580	$6.27
Restricted stock units expected to vest	228,052	$6.41

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2010
(Unaudited)

(7)       Short-Term Borrowings

General Physics has a $35 million Amended Financing and Security Agreement (the “Credit Agreement”) with a bank that expires on October 31, 2012 with annual renewal options. The Credit Agreement is secured by certain assets of General Physics and provides for an unsecured guaranty from the Company.

The maximum interest rate on the Credit Agreement is the daily LIBOR market index rate plus 2.25%. Based upon the financial performance of General Physics, the interest rate can be reduced. For the three months ended June 30, 2010, the rate was LIBOR plus 1.25%. The Credit Agreement contains covenants with respect to General Physics’ minimum tangible net worth, total liabilities ratio, leverage ratio, interest coverage ratio and its ability to make capital expenditures. General Physics was in compliance with all loan covenants under the Credit Agreement as of June 30, 2010. The Credit Agreement also contains certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends. The Credit Agreement permits General Physics to provide the Company up to $10,000,000 of cash to repurchase shares of its outstanding common stock in the open market. There was $6,604,000 remaining available for future share repurchases under the $10,000,000 authorized amount as of June 30, 2010. General Physics is otherwise currently restricted from paying dividends or management fees to the Company in excess of $1,000,000 in any year.

As of June 30, 2010, there were no borrowings outstanding and $29,625,000 of available borrowings under the Credit Agreement, based upon 80% of eligible accounts receivable and 80% of eligible unbilled receivables.

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

As of June 30, 2010, the Company had $2,218,000 of unrecognized tax benefits, all of which would impact the effective tax rate if recognized. The Company does not expect any material changes to its uncertain tax positions in the next twelve months. For the three months ended June 30, 2010 and 2009, the Company recognized $23,000 and $22,000, respectively, of interest expense related to these tax positions. For the six months ended June 30, 2010 and 2009, the Company recognized $46,000 and $27,000, respectively, of interest expense related to these tax positions which is reflected as income tax expense in the consolidated statements of operations. As of June 30, 2010, the Company had $119,000 of accrued interest related to these tax positions. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examination by tax authorities for years prior to 2004.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2010
(Unaudited)

(9)       Stockholders’ Equity

Changes in stockholders’ equity during the six months ended June 30, 2010 were as follows (in thousands):

					Accumulated
		Additional		Treasury	other	Total
	Common	paid-in	Accumulated	stock	comprehensive	stockholders’
	stock	capital	deficit	at cost	loss	equity
Balance at December 31, 2009	$186	$161,975	$(49,325)	$—	$(1,946)	$110,890
Net income	—	—	5,314	—	—	5,314
Other comprehensive loss	—	—	—	—	(562)	(562)
Repurchases of common stock	—	—	—	(228)	—	(228)
Stock-based compensation	—	802	—	—	—	802
Other	—	(182)	—	74	—	(108)
Balance at June 30, 2010	$186	$162,595	$(44,011)	$(154)	$(2,508)	$116,108

(10)     Comprehensive Income (Loss)

The following are the components of comprehensive income (loss) (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income (loss)	$3,143	$(6,619)	$5,314	$(5,160)
Other comprehensive income (loss)	(144)	1,270	(562)	954
Comprehensive income (loss)	$2,999	$(5,349)	$4,752	$(4,206)

As of June 30, 2010 and December 31, 2009, accumulated other comprehensive loss was $2,508,000 and $1,946,000, respectively, and consisted of foreign currency translation adjustments.

(11)     Business Segments

As of June 30, 2010, the Company operated through four reportable business segments: (i) Manufacturing & Business Process Outsourcing (“BPO”), (ii) Process & Government, (iii) Energy and (iv) Sandy Training & Marketing. The Company is organized by operating group primarily based upon the markets served by each group and the services performed. Two of the Company’s reportable business segments, Manufacturing & BPO and Process & Government, represent an aggregation of certain operating groups in accordance with the aggregation criteria as defined in current GAAP, while the Energy and Sandy groups each represent one operating segment. During the first quarter of 2010, the Company transferred the management responsibility for one of its business units from the Process & Government segment to the Manufacturing & BPO segment. The Company has reclassified the segment information below for the prior year interim period to reflect this change and conform to the current period’s presentation.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2010
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

June 30, 2010
(Unaudited)

The following tables set forth the revenue and operating income of each of the Company’s operating segments and includes a reconciliation of segment revenue to consolidated revenue and operating income to consolidated income before income tax expense (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue:

Manufacturing & BPO	$36,491	$22,375	$67,384	$44,706
Process & Government	10,745	14,464	21,339	27,137
Energy	5,645	5,800	11,077	11,549
Sandy Training & Marketing	13,258	11,118	23,229	23,956
	$66,139	$53,757	$123,029	$107,348
Operating income:

Manufacturing & BPO *	$2,420	$(8,739)	$3,999	$(8,148)
Process & Government	1,115	1,157	1,828	2,052
Energy	1,315	1,178	2,045	1,993
Sandy Training & Marketing	224	372	302	986
Corporate and other	(360)	(408)	(719)	(865)
Gain on change in fair value of contingent consideration	628	—	1,533	—
Operating income (loss)	5,342	(6,440)	8,988	(3,982)

Interest expense	(50)	(50)	(100)	(105)
Other income	152	61	294	212
Income (loss) before income tax expense	$5,444	$(6,429)	$9,182	$(3,875)

* The operating loss in 2009 for the Manufacturing & BPO segment includes a $10,163,000 goodwill and intangible asset impairment loss for the three and six months ended June 30, 2009.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2010
(Unaudited)

(12)     Guarantees

Subsequent to the spin-off of National Patent Development Corporation (“NPDC”) in 2004, the Company continued to guarantee certain operating leases for the Connecticut and New Jersey warehouses of Five Star Products, Inc. (“Five Star”). In connection with the spin-off of NPDC by the Company, NPDC agreed to assume the Company’s obligation under such guarantees, to use commercially reasonable efforts to cause the Company to be released from each such guaranty, and to hold the Company harmless from all claims, expenses and liabilities connected with the leases or NPDC’s breach of any agreements effecting the spin-off. In 2010, the Company received confirmation from the landlord that it was released from the guarantee on the Connecticut warehouse lease. The Company has not received confirmation that it has been released from the guarantee of the New Jersey warehouse.  The annual rent obligation for the New Jersey warehouse is currently believed to be approximately $1,500,000. The Company does not expect to incur any material payments associated with this guarantee, and as such, no liability is reflected in the consolidated balance sheets.

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

As of June 30, 2010, we operated through four reportable business segments: (i) Manufacturing & BPO, (ii) Process & Government, (iii) Energy, and (iv) Sandy Training & Marketing. We are organized by operating group, primarily based upon the markets served by each group and the services performed. Each operating group consists of strategic business units (“SBUs”) and business units (“BUs”) which are focused on providing specific products and services to certain classes of customers or within targeted markets. Across operating groups, SBUs and BUs, we integrate similar service lines, technology, information, work products, client management and other resources. Communications and market research, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development. Two of our reportable business segments, Manufacturing & BPO and Process & Government, represent an aggregation of certain operating groups in accordance with the aggregation criteria as defined in current GAAP, while our Energy and Sandy groups each represent one operating segment. During the first quarter of 2010, we transferred the management responsibility for one of our business units from the Process & Government segment to the Manufacturing & BPO segment. We reclassified the segment information below for the prior year interim period to reflect this change and conform to the current period’s presentation. We review our reportable business segments on a continual basis and could change our reportable business segments from time to time in the event of organizational changes.

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

Share Repurchase Program

Since January 2006, our Board of Directors has authorized a total of $23 million of repurchases of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors.  During the years ended December 31, 2009, 2008, 2007 and 2006, we repurchased approximately 526,000, 1,091,000, 678,500 and 420,000 shares, respectively, of our common stock in the open market for a total cost of approximately $2.2 million, $8.8 million, $6.5 million and $3.1 million, respectively. During the three and six months ended June 30, 2010, we repurchased approximately 28,000 and 31,500 shares, respectively, of our common stock in the open market. As of June 30, 2010, there was approximately $2.2 million available for future repurchases under the buyback program. There is no expiration date for the repurchase program.

Operating Highlights

Three Months ended June 30, 2010 Compared to the Three Months ended June 30, 2009

For the three months ended June 30, 2010, we had income before income tax expense of $5.4 million compared to a loss before income tax expense of $6.4 million for the three months ended June 30, 2009.  The increase in income was primarily due to a goodwill and intangible asset impairment loss of $10.2 million recognized during the second quarter of 2009 which did not recur in 2010. The increase also included a $0.6 million gain on the change in estimated fair value of contingent consideration during the second quarter of 2010 related to acquisitions completed, which is discussed further below and in Note 4 to the Condensed Consolidated Financial Statements. Excluding these items, we had an increase in operating income of $1.0 million during the second quarter of 2010, the components of which are discussed below. Net income was $3.1 million, or $0.17 per diluted share, for the three months ended June 30, 2010, compared to net loss of $6.6 million, or $(0.42) per diluted share, for the three months ended June 30, 2009.  During the three months ended June 30, 2010, diluted weighted average shares outstanding increased by 2,886,000 to 18,702,000 shares outstanding compared to 15,816,000 shares for the same period in 2009, primarily due to the equity investment by Sagard Capital Partners, L.P. in December 2009. The increase in shares outstanding resulted in dilution of $0.03 per share for the second quarter of 2010 compared to the second quarter of 2009.

Revenue

	Three months ended June 30,
(Dollars in thousands)	2010	2009

Manufacturing & BPO	$36,491	$22,375
Process & Government	10,745	14,464
Energy	5,645	5,800
Sandy Training & Marketing	13,258	11,118
	$66,139	$53,757

Manufacturing & BPO revenue increased $14.1 million or 63.1% during the second quarter of 2010 compared to the second quarter of 2009. The increase in revenue is due to the following:

•      $8.6 million increase in revenue attributable to acquisitions completed during 2009 and 2010, which includes $2.8 million for Milsom, $1.3 million for Option Six, $2.7 million for PerformTech and $1.8 million for Marton House;

•      $2.6 million net increase in training BPO revenue primarily due to new projects with existing BPO clients in 2010;

•      $1.7 million net increase in e-Learning revenue primarily due to a new content development contract awarded by a global software client during 2009; and

•      $1.2 million net increase in revenue due to increased training services for various clients.

Process & Government revenue decreased $3.7 million or 25.7% during the second quarter of 2010 compared to the second quarter of 2009. The decrease in revenue is due to the following:

•      $1.9 million net decrease relating to construction projects for liquefied natural gas (LNG) fueling station facilities due to the completion of a large project in 2009; and

•      $1.8 million net decrease in revenue from various contracts primarily related to homeland security / first responder training services, environmental engineering and other technical services, largely due to contract completions during 2009.

Energy group revenue decreased $0.2 million or 2.7% during the second quarter of 2010 compared to the second quarter of 2009 due to a slight decrease in training services for energy customers.

Sandy Training & Marketing revenue increased $2.1 million or 19.2% during the second quarter of 2010 compared to the second quarter of 2009. The $2.1 million revenue increase consisted of the following:

•      $1.2 million net increase in publication revenue due to the shipment of a publication in the second quarter of 2010, whereas the comparable 2009 publication was shipped during the first quarter of 2009. Publication revenue for fiscal 2010 is expected to be at a reduced volume due to the elimination of a vehicle brand and a reduction in dealerships compared to the 2009 publication volume. We experience quarterly fluctuations in revenue and income related to Sandy’s publications business, since revenue and cost on publication contracts are recognized in the period in which the publications ship, based on the output method of performance. Shipments occur at various times throughout the year and the volume of publications shipped could fluctuate from quarter to quarter. Publications revenue in the Sandy Training & Marketing segment totaled $2.0 million during the second quarter of 2010 compared to $0.9 million during the second quarter of 2009;

•      $2.2 million increase in revenue primarily due to an increase in training services for new vehicle launch programs for various automotive customers; and

•      $0.7 million increase in glovebox portfolio revenue due to the addition of products in 2010 and increased vehicle sales volume.

The above revenue increases in the Sandy segment were offset by net revenue decreases of $2.0 million, primarily from product sales trainer programs due to a reduction in the number of trainers required and a reduction in related in-dealership training programs.

Gross Profit

	Three months ended June 30,
	2010		2009
(Dollars in thousands)		% Revenue		% Revenue
Manufacturing & BPO	$5,666	15.5%	$3,316	14.8%
Process & Government	1,899	17.7%	2,348	16.2%
Energy	1,751	31.0%	1,650	28.4%
Sandy Training & Marketing	1,394	10.5%	1,421	12.8%
	$10,710	16.2%	$8,735	16.2%

Manufacturing & BPO gross profit of $5.7 million or 15.5% of revenue for the second quarter of 2010 increased by $2.4 million or 70.9% when compared to gross profit of $3.3 million or 14.8% of revenue for the second quarter of 2009. Approximately $1.2 million of the increase in gross profit is attributable to the acquisitions we completed in 2009 and 2010. In addition, the increases in gross profit and improved margins as a percentage of revenue were primarily due to increased BPO and training services in 2010 noted above.

Process & Government gross profit of $1.9 million or 17.7% of revenue for the second quarter of 2010 decreased by $0.4 million or 19.1% when compared to gross profit of $2.3 million or 16.2% of revenue for the second quarter of 2009 primarily due to the revenue decreases discussed above. Gross profit as a percentage of revenue increased during the second quarter of 2010 compared to the second quarter of 2009 primarily due to a reduction in lower margin LNG projects and improved profitability on projects during 2010.

Energy group gross profit of $1.8 million or 31.0% of revenue for the second quarter of 2010 increased by $0.1 million or 6.1% when compared to gross profit of $1.7 million or 28.4% of revenue for the second quarter of 2009. The increase in gross profit is due to an increase in profitability on workforce development training projects for energy customers during the second quarter of 2010 compared to the same period in 2009.

Sandy Training and Marketing gross profit was $1.4 million or 10.5% of revenue for the second quarter of 2010 compared to gross profit of $1.4 million or 12.8% of revenue for the second quarter of 2009. The decrease in gross profit as a percentage of revenue is primarily due to a reduction in trainer revenue and a reduction in publications profit as a result of a decline in volume.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.0 million or 19.6% from $5.0 million for the second quarter of 2009 to $6.0 million for the second quarter of 2010.  The increase is primarily due to a $0.4 million restructuring charge recognized during the second quarter of 2010 related to facility leases in the United Kingdom, $0.2 million of increased amortization expense related to intangible assets acquired, and increased labor and benefits expense related to the acquisitions we completed in 2009 and 2010.

Change in Fair Value of Contingent Consideration

During the three months ended June 30, 2010, we recognized a $0.6 million net gain on the change in fair value of contingent consideration related to acquisitions we completed in 2009 and 2010.  Effective January 1, 2009, we adopted Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“Topic 805”), which requires that contingent consideration be recognized at fair value on the acquisition date, and re-measured each reporting period with subsequent adjustments recognized in the consolidated statement of operations. We estimate the fair value of contingent consideration liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. We believe our estimates and assumptions are reasonable, however, there is significant judgment involved. At each reporting date, the contingent consideration obligation is revalued to estimated fair value and changes in fair value subsequent to the acquisitions are reflected in income or expense in the consolidated statements of operations, and could cause a material impact to, and volatility in, our operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. See Note 4 to the Condensed Consolidated Financial Statements for a detailed discussion of the acquisitions we completed subsequent to the adoption of Topic 805 in 2009 and the changes in fair value of contingent consideration during the three and six months ended June 30, 2010.

Goodwill and Intangible Asset Impairment Loss

We incurred a goodwill and intangible asset impairment loss of $10.2 million during the second quarter of 2009 related to our Manufacturing reporting unit within the Manufacturing & BPO segment.

Interest Expense

Interest expense was consistent at $0.1 million for both the second quarters of 2010 and 2009.

Other Income

Other income was $0.2 million for the second quarter of 2010 compared to $0.1 million for the second quarter of 2009 and consisted primarily of income from a joint venture offset by a foreign currency loss in both years.

Income Tax Expense

Income tax expense was $2.3 million for the second quarter of 2010 compared to $0.2 million for the second quarter of 2009.  The increase in income tax expense compared to 2009 is due in part to a $1.5 million income tax benefit recognized in the second quarter of 2009 related to the $10.2 million goodwill and intangible asset impairment loss which did not recur in 2010.  The increase is also due to an increase in income before income tax expense for the second quarter of 2010 compared to the second quarter of 2009. Excluding the impact of the impairment loss in 2009, the effective income tax rate was 42.3% and 45.7% for the three months ended June 30, 2010 and 2009, respectively. The decrease in the effective income tax rate is primarily due to an increase in projected income before income taxes for 2010 compared to 2009 and a larger portion of our 2010 income expected to be derived from foreign jurisdictions which are taxed at lower rates.  Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the federal and state statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Six Months ended June 30, 2010 Compared to the Six Months ended June 30, 2009

For the six months ended June 30, 2010, we had income before income tax expense of $9.2 million compared to a loss before income tax expense of $3.9 million for the six months ended June 30, 2009.  The increase in income was primarily due to a goodwill and intangible asset impairment loss of $10.2 million recognized during the second quarter of 2009 which did not recur in 2010. The increase also included a $1.5 million gain on the change in estimated fair value of contingent consideration for the six months ended June 30, 2010 related to acquisitions, which is discussed further below and in Note 4 to the Condensed Consolidated Financial Statements. Excluding these items, we had an increase in operating income of $1.3 million during the six months ended June 30, 2010, the components of which are discussed below. Net income was $5.3 million, or $0.28 per diluted share, for the six months ended June 30, 2010, compared to net loss of $5.2 million, or $(0.32) per diluted share, for the six months ended June 30, 2009.

Revenue

	Six months ended June 30,
(Dollars in thousands)	2010	2009

Manufacturing & BPO	$67,384	$44,706
Process & Government	21,339	27,137
Energy	11,077	11,549
Sandy Training & Marketing	23,229	23,956
	$123,029	$107,348

Manufacturing & BPO revenue increased $22.7 million or 50.7% during the six months ended June 30, 2010 compared to the same period in 2009. The increase in revenue is due to the following:

•      $15.4 million increase in revenue attributable to acquisitions completed during 2009 and 2010, which includes $5.8 million for Milsom, $2.5 million for Option Six, $5.3 million for PerformTech and $1.8 million for Marton House;

•      $2.8 million net increase in training BPO revenue primarily due to new projects with existing BPO clients in 2010;

•      $3.2 million net increase in e-Learning revenue primarily due to a new content development contract awarded by a global software client during 2009;

•      $0.7 million net increase in revenue due to increased training services for various clients; and

•      $0.6 million net increase in revenue from our UK operations, excluding the increase attributable to the Marton House and Milsom acquisitions, due to an increase in BPO and other training services and a favorable change in exchange rates during the six months ended June 30, 2010 compared to the same period in 2009.

Process & Government revenue decreased $5.8 million or 21.4% during the six months ended June 30, 2010 compared to the same period in 2009. The decrease in revenue is due to the following:

•      $3.1 million net decrease relating to construction projects for liquefied natural gas (LNG) fueling station facilities due to the completion of a large project in 2009; and

•      $2.7 million net decrease in revenue from various contracts primarily related to homeland security / first responder training services, environmental engineering and other technical services, largely due to contract completions during 2009.

Energy group revenue decreased $0.5 million or 4.1% during the six months ended June 30, 2010 compared to the same period in 2009 due to a decrease in training services for energy customers.

Sandy Training & Marketing revenue decreased $0.7 million or 3.0% during the six months ended June 30, 2010 compared to the same period in 2009. The $0.7 million revenue decrease consisted of the following:

•      $1.2 million decrease in publication revenue due to the elimination of vehicle brands and a reduction in dealerships which resulted in lower publication volume. We experience quarterly fluctuations in revenue and income related to Sandy’s publications business, since revenue and cost on publication contracts are recognized in the period in which the publications ship, based on the output method of performance. Shipments occur at various times throughout the year and the volume of publications shipped could fluctuate from quarter to quarter. Publications revenue in the Sandy Training & Marketing segment totaled $2.7 million during the first half of 2010 compared to $3.9 million during the same period in 2009; and

•      $3.7 million net decrease in revenue from product sales trainer programs primarily due to a reduction in the number of trainers required and a reduction in related in-dealership training programs.

The above revenue decreases in the Sandy segment were offset by net revenue increases of $3.0 million, primarily due to an increase in training services for new vehicle launch programs for various automotive customers, and a $1.2 million increase in glovebox portfolio revenue due to the addition of products in 2010 and increased vehicle sales volume.

Gross Profit

	Six months ended June 30,
	2010		2009
(Dollars in thousands)		% Revenue		% Revenue
Manufacturing & BPO	$10,021	14.9%	$5,791	13.0%
Process & Government	3,486	16.3%	4,280	15.8%
Energy	2,950	26.6%	2,959	25.6%
Sandy Training & Marketing	2,437	10.5%	3,194	13.3%
	$18,894	15.4%	$16,224	15.1%

Manufacturing & BPO gross profit of $10.0 million or 14.9% of revenue for the six months ended June 30, 2010 increased by $4.2 million or 73.0% when compared to gross profit of $5.8 million or 13.0% of revenue for the same period in 2009. Approximately $2.1 million of the increase in gross profit dollars is attributable to the acquisitions we completed in 2009 and 2010. In addition, the increases in gross profit and improved margins as a percentage of revenue were primarily due to increased BPO and training services in 2010 noted above.

Process & Government gross profit of $3.5 million or 16.3% of revenue for the six months ended June 30, 2010 decreased by $0.8 million or 18.6% when compared to gross profit of $4.3 million or 15.8% of revenue for the same period in 2009 primarily due to the revenue decreases discussed above.

Energy group gross profit was $3.0 million or 26.6% of revenue for the six months ended June 30, 2010 compared to gross profit of $3.0 million or 25.6% of revenue for the same period in 2009. The increase in gross margin is due to an increase in profitability on workforce development training projects for energy customers during the second quarter of 2010 compared to the same period in 2009.

Sandy Training and Marketing gross profit of $2.4 million or 10.5% of revenue for the six months ended June 30, 2010 decreased by $0.8 million or 23.7% when compared to gross profit of $3.2 million or 13.3% of revenue for the same period in 2009. The decrease in gross profit dollars is primarily due to the revenue decreases discussed above. In addition, gross profit as a percentage of revenue decreased in this segment during the first half of 2010 compared to the same period in 2009, primarily due to a reduction in trainer revenue and a reduction in publications profit as a result of a decline in volume.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.4 million or 13.9% from $10.0 million for the six months ended June 30, 2009 to $11.4 million for the same period in 2010. The increase is primarily due to a $0.4 million restructuring charge recognized during the second quarter of 2010 related to facility leases in the United Kingdom, $0.5 million of increased amortization expense related to intangible assets acquired, and increased labor and benefits expense related to the acquisitions we completed in 2009 and 2010.

Change in Fair Value of Contingent Consideration

During the six months ended June 30, 2010, we recognized a $1.5 million net gain on the change in fair value of contingent consideration related to acquisitions we completed in 2009 and 2010.  Effective January 1, 2009, we adopted Topic 805, which requires that contingent consideration be recognized at fair value on the acquisition date, and re-measured each reporting period with subsequent adjustments recognized in the consolidated statement of operations. We estimate the fair value of contingent consideration liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. We believe our estimates and assumptions are reasonable, however, there is significant judgment involved. At each reporting date, the contingent consideration obligation will be revalued to estimated fair value and changes in fair value subsequent to the acquisitions will be reflected in income or expense in the consolidated statements of operations, and could cause a material impact to, and volatility in, our operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. See Note 4 to the Condensed Consolidated Financial Statements for a detailed discussion of the acquisitions we completed subsequent to the adoption of Topic 805 in 2009 and the changes in fair value of contingent consideration during the three and six months ended June 30, 2010.

Interest Expense

Interest expense was consistent at $0.1 million for both the six months ended June 30, 2010 and 2009.

Other Income

Other income was $0.3 million for the six months ended June 30, 2010 compared to $0.2 million for the same period in 2009 and consisted primarily of income from a joint venture offset by a foreign currency loss in both years.

Income Tax Expense

Income tax expense was $3.9 million for the six months ended June 30, 2010 compared to $1.3 million for the same period in 2009.  The increase in income tax expense compared to 2009 is due in part to a $1.5 million income tax benefit recognized in the second quarter of 2009 related to the $10.2 million goodwill and intangible asset impairment loss which did not recur in 2010.  The increase is also due to an increase in income before income tax expense for the six months ended June 30, 2010 compared to the same period in 2009. Excluding the impact of the impairment loss in 2009, the effective income tax rate was 42.1% and 44.6% for the six months ended June 30, 2010 and 2009, respectively. The decrease in the effective income tax rate is primarily due to an increase in projected income before income taxes for 2010 compared to 2009 and a larger portion of our 2010 income expected to be derived from foreign jurisdictions which are taxed at lower rates. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the federal and state statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Liquidity and Capital Resources

Working Capital

For the six months ended June 30, 2010, our working capital increased $3.8 million from $37.4 million at December 31, 2009 to $41.2 million at June 30, 2010. We believe that cash generated from operations and borrowings available under the General Physics Credit Agreement ($29.6 million of available borrowings as of June 30, 2010), will be sufficient to fund our working capital and other requirements for at least the next twelve months.

Acquisition-Related Payments

On April 1, 2010, General Physics, through its wholly owned subsidiary, General Physics (UK) Ltd. (“GPUK”) completed the acquisition of Marton House PLC (“Marton House”), a provider of custom e-Learning content development with expertise in leadership and product sales training. GPUK acquired 100% ownership of Marton House for a purchase price of approximately $2.7 million in cash. In addition, the purchase agreement requires GPUK to pay up to an additional $3.6 million, of which $1.2 million would be payable subsequent to each of the three twelve-month periods following completion of the acquisition, contingent upon Marton House achieving certain earnings targets during those periods, as defined in the purchase agreement. Marton House is included in the Manufacturing & BPO segment and the results of its operations have been included in the consolidated financial statements since April 1, 2010.

We may be required to pay the following additional contingent consideration in connection with acquisitions we previously completed (dollars in thousands):

	Maximum contingent consideration due in				Accrued Liability as of
Acquisition:	2010	2011	2012-2013	Total	June 30, 2010
Milsom *	$1,130	$1,130	$1,130	$3,390	$2,130
Option Six *	—	1,000	1,000	2,000	550
PerformTech *	—	2,500	2,000	4,500	600
Marton House *	—	1,206	2,412	3,618	1,676
Other	226	489	580	1,295	—
Total	$1,356	$6,325	$7,122	$14,803	$4,956

*

In accordance with Topic 805, contingent consideration is recorded at estimated fair value as of the acquisition date (for acquisitions on or after January 1, 2009) and is re-measured each reporting period with any subsequent adjustments recognized in earnings.

Significant Customers & Concentration of Credit Risk

We have a concentration of revenue from General Motors and its affiliates (“General Motors”) as well as a market concentration in the automotive sector. For the six months ended June 30, 2010 and 2009, revenue from General Motors accounted for approximately 12% and 18%, respectively, of our consolidated revenue, and revenue from the automotive industry accounted for approximately 19% and 23%, respectively, of our consolidated revenue. As of June 30, 2010, accounts receivable from General Motors totaled $6.3 million. No other customer accounted for more than 10% of our revenue during the six months ended June 30, 2010 or accounts receivable as of June 30, 2010.

We also have a concentration of revenue from the United States government. For the six months ended June 30, 2010 and 2009, sales to the United States government and its agencies represented approximately 22% of our consolidated revenue for both periods. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by us as separate customers.

Cash Flows

Six Months ended June 30, 2010 Compared to the Six Months ended June 30, 2009

The Company’s cash balance increased $5.8 million from $10.8 million as of December 31, 2009 to $16.7 million as of June 30, 2010. The increase in cash and cash equivalents during the six months ended June 30, 2010 resulted from cash provided by operating activities of $10.3 million, cash used in investing activities of $3.7 million, cash used in financing activities of $0.4 million and a $0.3 million negative effect due to exchange rate changes on cash and cash equivalents.

Cash provided by operating activities was $10.3 million for the six months ended June 30, 2010 compared to $4.8 million for the same period in 2009.  The increase in cash provided by operating activities is primarily due to an increase in net income after non-cash add backs to net income and favorable changes in working capital during the first half of 2010 compared to the same period in 2009.

Cash used in investing activities was $3.7 million for both the six months ended June 30, 2010 and 2009. Fixed asset additions were consistent year over year at $0.4 million for both periods. During 2010, we used $2.7 million of cash for the acquisition of Marton House and paid $0.5 million for the deferred payment of the 2008 acquisition of Performance Consulting Services, Inc. (“PCS”). During 2009, we used $3.3 million of cash for deferred acquisition payments, which included $2.5 million of contingent consideration paid for the 2007 acquisition of Sandy Corporation, and $0.8 million of deferred payments for the 2008 acquisition of PCS.

Cash used in financing activities was $0.4 million for the six months ended June 30, 2010 compared to $1.0 million for the same period in 2009.  The decrease in cash used in financing activities is primarily due to a decrease of $1.1 million of cash used for share repurchases during the six months ended June 30, 2010 compared to the same period in 2009, the repayment of short-term borrowings of $0.2 million during 2009 compared to no borrowings or repayments in 2010, and a $0.7 million decrease in the change in negative cash book balances.

Short-term Borrowings

General Physics has a $35 million Amended Financing and Security Agreement (the “Credit Agreement”) with a bank that expires on October 31, 2012, with annual renewal options, and is secured by certain assets of General Physics.  The maximum interest rate on borrowings under the Credit Agreement is at the daily LIBOR Market Index Rate plus 2.25%. Based upon the financial performance of General Physics, the interest rate can be reduced. As of June 30, 2010, the rate was LIBOR plus 1.25%.  The Credit Agreement contains covenants with respect to General Physics’ minimum tangible net worth, total liabilities ratio, leverage ratio, interest coverage ratio and its ability to make capital expenditures. General Physics was in compliance with all loan covenants under the Credit Agreement as of June 30, 2010. The Credit Agreement also contains certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends. The Credit Agreement permits General Physics to provide GP Strategies up to $10 million of cash to repurchase shares of its outstanding common stock in the open market. There was $6.6 million remaining available for future share repurchases under the $10 million authorized amount as of June 30, 2010. General Physics is otherwise currently restricted from paying dividends or management fees to the Company in excess of $1.0 million in any year.  As of June 30, 2010, there were no borrowings outstanding and $29.6 million of available borrowings under the Credit Agreement, based upon 80% of eligible accounts receivable and 80% of eligible unbilled receivables.

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

Accounting Standards Issued

ASU No. 2009-13 – Multiple Deliverable Revenue Arrangements

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

Internal Control Over Financial Reporting

During the quarter ended June 30, 2010, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d—15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.            Legal Proceedings

On May 27, 2010, General Physics Corporation filed a complaint in U.S. District Court for the Eastern District of Michigan seeking a declaratory judgment regarding its status as an occupant of two floors in a building previously leased by Lear Corporation (“Lear”) and its obligation to pay rent.  General Physics had entered into a sublease with Lear in 2008 for a term scheduled to end in March 2015.  In July 2009, Lear filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code and subsequently obtained approval of the Bankruptcy Court to reject both the building lease and the sublease with General Physics.  General Physics has sought unsuccessfully to enter into a direct lease with the building owner and the building owner, Osprey-Troy Officentre, LLC (“Osprey”), has claimed rights through Lear and threatened legal action if General Physics vacates the building and ceases to pay rent under the sublease.  General Physics believes that the sublease was terminated and that it is a tenant-at-sufferance in the building, no longer bound by the sublease and obligated to pay only the reasonable rental value of the space it occupies.  Osprey has asked the Court to deny the relief requested by General Physics.  Both parties have requested an expedited hearing.

Item 1A.         Risk Factors

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s share repurchase activity for the three months ended June 30, 2010:

Issuer Purchases of Equity Securities
				Total number		Approximate
				of shares		dollar value of
	Total number		Average	purchased as		shares that may yet
	of shares		price paid	part of publicly		be purchased under
Month	purchased		per share	announced program		the program
April 1-30, 2010	—			—
May 1-31, 2010	22,981	(1)	$7.47	13,500	(2)	$2,257,000
June 1-30, 2010	14,537	(1)	$6.79	14,500	(2)	$2,158,000

(1)	Includes 9,481 and 37 shares surrendered to satisfy tax withholding obligations on restricted stock units which vested during May and June 2010, respectively.
(2)

Represents shares repurchased in the open market in connection with our share repurchase program under which we may repurchase shares of our common stock from time to time in the open market subject to prevailing business and market conditions and other factors. There is no expiration date for the repurchase program.

Item 6.            Exhibits

10.1           Cash Bonus Plan adopted by the Board of Directors of GP Strategies Corporation on June 30, 2010.*

10.2           Amendment, dated August 2, 2010, to the Second Amended and Restated Financing and Security Agreement, dated November 5, 2008, by and between General Physics Corporation as Borrower and Wachovia Bank, National Association, as Lender. *

31.1           Certification of Chief Executive Officer of the Company dated August 5, 2010 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

31.2           Certification of Executive Vice President and Chief Financial Officer of the Company dated August 5, 2010 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

32.1           Certification of Chief Executive Officer and Chief Financial Officer of the Company dated August 5, 2010 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GP STRATEGIES CORPORATION

August 5, 2010	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

/s/ Sharon Esposito-Mayer
Sharon Esposito-Mayer
Executive Vice President and Chief Financial Officer