Form 10-K
period 2010-12-31
GP STRATEGIES CORP
filed 2011-03-03
CIK 70415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the outstanding shares of the Registrant’s Common Stock, par value $.01 per share, held by non-affiliates as of June 30, 2010 was approximately $106,696,000.

The number of shares outstanding of the registrant’s Common Stock as of February 28, 2011:

Class	Outstanding
Common Stock, par value $.01 per share	18,727,247 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Stockholders are incorporated herein by reference into Part III hereof.

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

We then began building our custom training business through internal growth and the acquisition of several complementary businesses. We expanded our service offerings and geographic reach through the following acquisitions:

•                  Peters Management Consultancy Ltd. (“PMC”), a performance improvement and sales training company in the United Kingdom (February 2006);

•                  Sandy Corporation (“Sandy”), a leader in custom product sales training primarily in the U.S. automotive industry and previously part of the ADP Dealer Services division of ADP, Inc. (“ADP”) (January 2007);

•                  Smallpeice Enterprises Limited (“SEL”), a provider of business improvement and technical and management training services in the United Kingdom (June 2007);

•                  Via Training, LLC (“Via”), a U.S. custom e-Learning sales training company (October 2007);

•                  Performance Consulting Services, Inc. (“PCS”), an engineering and training company serving the power generation industry (March 2008);

•                  Future Perfect Limited (“FPL”), a training and sustainability consulting company (September 2008);

•                  Milsom Industrial Designs Limited (“Milsom”), a provider of technical documentation, technical publications, technical recruiting and engineering design services in the United Kingdom primarily for the aerospace sector (September 2009);

•                  Option Six, Inc. (“Option Six”), a provider of e-Learning and custom courseware development services with expertise in the software and pharmaceutical industries (December 2009);

•                  PerformTech, Inc. (“PerformTech”), a provider of e-Learning, custom courseware development and other training services primarily for the U.S. Government (December 2009);

•                  Marton House Plc (“Marton House”), a provider of custom e-Learning content development with expertise in leadership and product sales training in the United Kingdom (April 2010);

•                  Bath Consulting Group (“Bath Consulting”), a niche leadership and organizational development consulting firm in the United Kingdom (November 2010);

•                  Academy of Training Ltd (“AoT”), an independent training provider in the United Kingdom (December 2010); and

•                  Communication Consulting, a provider of training services in China (February 2011).

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

Our training services and products support existing, as well as the launch of new, plants, products, equipment, technologies and processes. We offer a wide range of training business process outsourcing (“BPO”) services, including design, delivery and global management of comprehensive learning programs, to national and multinational businesses and government organizations and can deliver our services individually or as a complete, integrated training solution. We have global execution capabilities and currently provide custom training services in more than 40 countries to many industry leaders, such as CIGNA Corporation, Cisco Systems, Eli Lilly, ExxonMobil, General Motors, Microsoft, Ford and United Technologies, as well as to government agencies including the U.S. Army and Office of Personnel Management. Our experience allows us to leverage our expertise across a wide variety of customer end markets ranging from heavy manufacturing such as automotive to the high tech bio-pharmaceutical industry. In 2010, for the seventh consecutive year, Training Industry, Inc., an industry trade organization, selected us as one of the Top 20 Companies in Training Outsourcing from among 500 companies. Also in 2010, Training

Industry, Inc. selected us as one of the Top Sales Training Companies for the third consecutive year. During 2010, we also won several other industry awards including two prestigious “Learning In Practice” awards from Chief Learning Officer Magazine and two Brandon Hall Excellence in Learning awards and were named a Learning Leader in the Vendor Innovation in Learning and Talent Management categories by Bersin & Associates.

Our consulting, engineering, and technical support services range from traditional business consulting, including lean enterprise consulting services, to specialized engineering and technical support services, such as design and evaluation services regarding facilities, processes and systems. Our consulting and engineering customers typically operate in technically complex industries such as oil and gas, power, chemical, aerospace, transportation and manufacturing industries, and include customers such as Pratt & Whitney, General Dynamics Corporation, Luminant Energy, NRG Energy and Ameren Energy. We have a strong reputation for providing services for leading edge and emerging technologies and believe we are a leader in the rapidly developing field of design and construction of alternative fuel stations, including liquefied natural gas (“LNG”) and hydrogen fueling stations. In addition, our consulting services support regulatory and environmental compliance, modification of facilities and processes and plant performance improvement.

Operating Segments

As of December 31, 2010, we operated through four reportable business segments: (i) Manufacturing & BPO, (ii) Process & Government, (iii) Energy, and (iv) Sandy Training & Marketing (“Sandy”). We are organized by operating group, primarily based upon the markets served by each group and the services performed. Each operating group consists of strategic business units (“SBUs”) and business units (“BUs”) which are focused on providing specific products and services to certain classes of customers or within targeted markets. Across operating groups, SBUs and BUs, we integrate similar service lines, technology, information, work products, client management and other resources. Communications and market research, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development. Our Manufacturing & BPO segment represents an aggregation of two operating groups in accordance with the aggregation criteria defined by U.S. generally accepted accounting principles (“GAAP”), and our Process & Government, Energy and Sandy groups each represent one operating segment. During the first quarter of 2010, the Company transferred the management responsibility for one of its business units from the Process & Government segment to the Manufacturing & BPO segment. The Company has reclassified the segment financial information herein for the prior year to reflect this change and conform to the current period’s presentation. Further information regarding each business segment is discussed below.

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

Process & Government. Our Process & Government segment has over four decades of experience providing consulting, engineering, technical and training services, including emergency preparedness, safety and regulatory compliance, chemical demilitarization and environmental services primarily to federal and state government agencies and large government contractors. This segment also provides design and construction of alternative fuel stations, including LNG and hydrogen fueling stations.

Energy. Our Energy segment provides engineering services, products and training primarily to electric power utilities. Our proprietary EtaProTM Performance Monitoring and Optimization System provides a suite of performance solutions for power generation plants and is installed at approximately 800 power generating units in over 30 countries. In addition, this segment provides web-based training through our GPiLearnTM portal to over 30,000 power plant personnel in the U.S. and in over 40 countries.

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

Legacy Technical Expertise. In the 1960’s, we began providing technical services to the U.S. Navy nuclear submarine program and nuclear power generation industry and have since maintained and expanded our reputation for providing technically complex consulting, engineering, and training services. Many of our employees have engineering degrees, technical training or years of relevant technical industry experience. Through repeat projects with industry leaders, such as ExxonMobil, Applied Materials and Pratt & Whitney, we have acquired significant industry experience in providing highly technical consulting services. We believe that our technical expertise allows us to address market opportunities for complex business challenges that require in-depth expertise and certifications typically acquired over several years of specialized training and many years of experience. We also believe that our ability to provide both training-related and business consulting services allows us to gain insight into operations of our customers, understand the challenges they face and develop optimal solutions to meet these challenges. We also believe that the knowledge that we develop while working with our clients provides us with a significant competitive advantage as those clients look to expand the scope of services outsourced to third party service providers.

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

Business Model Supports Visibility of Revenues. We believe the nature of our business, which includes established relationships with our clients, average project duration of one year, as well as many long term contracts with our customers provides us with a platform from which to drive revenues and gives us visibility into our future performance. We have long-standing relationships with many of our clients, with over 60% of our top 25 clients having used our services for four or more years.  Additionally, over 90% of our annual revenue is generated by existing prior year clients. We also had a backlog for services under executed contracts of $136.1 million as of December 31, 2010, most of which we anticipate will be recognized as revenue during 2011.

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

The following table illustrates the percentage of our total revenue attributable to each type of contract for the year ended December 31, 2010:

Fixed price (including fixed-fee per transaction)	65%
Time-and-materials, including fixed rate	24
Cost-reimbursable	11
Total revenue	100%

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

International

We conduct our business outside of the United States in over 40 countries primarily through General Physics’ wholly owned subsidiaries located in the United Kingdom, France, Germany, Canada, Mexico, Singapore, China and India. Through these subsidiaries, we are capable of providing substantially the same services and products as are available to clients in the United States, although modified as appropriate to address the language, business practices and cultural factors unique to each client and country. In combination with our subsidiaries, we are able to coordinate the delivery to multi-national clients of services and products that achieve consistency on a global, enterprise-wide basis.  Revenue from operations outside the United States represented approximately 18% of our consolidated revenue for the year ended December 31, 2010 (see Note 13 to the accompanying Consolidated Financial Statements).

Customers

During 2010, we provided services to over 500 customers. Significant customers include multinational automotive manufacturers, such as General Motors Corporation, Ford Motor Company and Hyundai Motor Company; commercial electric power utilities, such as Ameren Energy, NRG Energy and Eskom; governmental agencies, such as the U.S. Department of Defense, U.S. Naval Undersea Warfare Center, Office of Personnel Management, and U.S. Social Security Administration; U.S. Government prime contractors, such as Bechtel National, Inc. and URS Corporation; and other large multinational companies, such as Cisco Systems, Inc., Texas Instruments, Microsoft, Eli Lilly & Co., United Technologies Corporation, CIGNA Corporation, Exxon Mobil and United States Steel Corporation.

We have a concentration of revenue from General Motors Corporation and its affiliates (“General Motors”) as well as a market concentration in the automotive sector. Revenue from General Motors accounted for approximately 12% of our consolidated revenue for the year ended December 31, 2010, and revenue from the automotive industry accounted for approximately 18% of our consolidated revenue for the year ended December 31, 2010.  In addition, revenue from the U.S. Government accounted for approximately 22% of our consolidated revenue for the year ended December 31, 2010. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by us as separate customers. No other customer accounted for more than 10% of our revenue in 2010.

Employees

Our principal resource is our personnel. As of December 31, 2010, we had 1,892 employees. We also have access to additional adjunct instructors and consultants as needed. Our future success depends to a significant degree upon our ability to continue to attract, retain and integrate into our operations instructors, engineers, technical personnel and consultants who possess the skills and experience required to meet the needs of our clients.

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

Backlog

Our backlog for services under executed contracts and subcontracts was approximately $136.1 million and $125.2 million as of December 31, 2010 and 2009, respectively. We anticipate that most of our backlog as of December 31, 2010 will be recognized as revenue during 2011. However, the rate at which services are performed under certain contracts, and thus the rate at which backlog will be recognized, is at the discretion of the client and most contracts are, as mentioned above, subject to termination by the client upon written notice.

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

Our revenues and profitability are related to general levels of economic activity and employment primarily in the United States and the United Kingdom.  As a result, economic recession in both of those countries could harm our business and financial condition, as seen by a decrease in our revenue and income during 2009. A significant portion of our revenues is derived from Fortune 500 companies and their international equivalents, which historically have decreased expenditures for external training during economic downturns.  If the economies in which these companies operate remain or are further weakened in any future period, these companies may reduce their expenditures on external training, and other products and services supplied by us, which could materially and adversely affect our business, results of operations and financial condition.  As we expand our business globally, we might be subject to additional risks associated with economic conditions in the countries into which we enter or in which we expand our operations.

Our revenue and financial condition could be adversely affected by the loss of business from significant customers, including automotive manufacturers, the U.S. Government and other customers.

During the years ended December 31, 2010, 2009 and 2008, revenue from General Motors accounted for approximately 12%, 16% and 20%, respectively, of our consolidated revenue and revenue from our customers in the automotive industry, including General Motors, accounted for approximately 18%, 21% and 28%, respectively, of our consolidated revenue.  In addition, accounts receivable from General Motors totaled $6.1 million as of December 31, 2010. In recent periods, General Motors and other auto manufacturers reported a sharp reduction in vehicle sales which resulted in substantial losses and severe liquidity problems, leading to efforts to restructure their operations to remain solvent and to seek government funding.  Further cost-cutting, a lack of sufficient funding or a decision to cease or reduce contract awards to us, could adversely affect our business and financial condition. In addition, default in payment of accounts receivable from General Motors or other significant customers could cause us to incur substantial losses.

For the years ended December 31, 2010, 2009 and 2008, revenue from the U.S. Government represented approximately 22%, 23% and 18% of our consolidated revenue, respectively.  However, the revenue was derived from a number of separate contracts with a variety of government agencies we regard as separate customers. Government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits by government representatives and profit and cost controls.  If we fail to comply with all of the applicable regulations, requirements or laws, our existing contracts with the government could be terminated and our ability to seek future government contracts or subcontracts could be adversely affected.  In addition, the funding of government contracts is subject to Congressional appropriations.  Budget decisions made by the U.S. Government are outside of our control and could result in a reduction or elimination of contract funding.  A shift in government spending to other programs in which we are not involved or a reduction in general government spending could have a negative impact on our financial condition.  The U.S. Government is under no obligation to maintain funding for or to continue to fund our contracts or subcontracts.

Substantially all of our contracts are subject to termination on written notice and, therefore, our operations are dependent upon our customers’ continued satisfaction with our services and their continued inability or unwillingness to perform those services themselves or to engage other third-parties to deliver such services.

The price of our common stock is highly volatile and could decline regardless of our operating performance.

The market price of our common stock could fluctuate in response to, among other things:

•         changes in economic and general market conditions;

•         changes in the outlook and financial condition of certain of our significant customers and industries in which we have a concentration of business;

•         changes in financial estimates, treatment of our tax assets or liabilities or investment recommendations by securities analysts following our business;

•         changes in accounting standards, policies, guidance or interpretations or principles;

•         sales of common stock by our directors, officers and significant stockholders;

•         factors affecting securities of companies included in the Russell 3000R Index, in which our common stock is included;

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

We incurred goodwill and intangible asset impairment charges of $10.2 million and $5.5 million for the years ended December 31, 2009 and 2008, respectively, and could incur further material goodwill and other intangible asset impairment charges in future periods.

We recognized a goodwill and intangible asset impairment loss of $10.2 million during the second quarter of 2009 related to our Manufacturing reporting unit and a goodwill impairment loss of $5.5 million for the year ended December 31, 2008 related to our Sandy reporting unit. The impairment losses were primarily due to a significant decline in our market capitalization during these periods and significant declines in the volume of business with customers in the manufacturing and automotive sectors. As of December 31, 2010, we had goodwill of $73.0 million and other intangible assets of $9.8 million in connection with acquisitions. In accordance with U.S. GAAP, goodwill is reviewed annually for impairment unless circumstances or events indicate that an impairment test should be performed sooner to determine if there has been any impairment to value.  The review for impairment is based on several factors requiring judgment. A decrease in expected cash flows or change in market conditions, among other things, may indicate potential impairment of recorded goodwill. We tested our goodwill at the reporting unit level as of December 31, 2010 and there was no indication of impairment.

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

Sagard Capital Partners, L.P. (“Sagard”) may exert influence over us and could delay or deter a change of control or other business combination or otherwise cause us to take actions with which other stockholders may disagree.

As of December 31, 2010, Sagard beneficially owned 2,879,443 shares or 15.4% of our outstanding common stock. In addition, until Sagard owns less than certain specified amounts of common stock or certain other conditions have been met, Sagard is entitled to designate an individual to serve on our board of directors. As a result, Sagard may exert influence over our decision to enter into any corporate transaction or with respect to any transaction that requires the approval of stockholders, regardless of whether other stockholders believe that the transaction is in their own best interests. This could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

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

Our backlog for services under executed contracts (including subcontracts and purchase orders) was approximately $136.1 million, $125.2 million and $131.7 million as of December 31, 2010, 2009 and 2008, respectively.  There can be no assurance that the revenues projected in our backlog will be realized or, if realized, will result in profits.  Further, contract terminations or reductions in the original scope of contracts reflected in our backlog might occur at any time as discussed below in more detail.

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

Our revenue outside of the U.S. was approximately 18%, 14% and 13% of our total revenue for the years ended December 31, 2010, 2009 and 2008, respectively. We conduct our business primarily in the U.S., the United Kingdom, Canada, Mexico and Singapore, but also in other developed and developing countries, including India and China.  We intend to continue to expand our global operations which could involve expanding into countries other than those in which we currently operate.  It could also involve expanding into less developed countries, which may have less political, social or economic stability and less developed infrastructure and legal systems.  International sales and operations might be subject to a variety of risks, including:

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

Approximately 18% of our revenue for the year ended December 31, 2010 were denominated in foreign currencies, including the British Pound Sterling, the Canadian Dollar and the Euro, and, to a lesser extent, the Mexican Peso, the Indian Rupee, the Singapore Dollar and the Chinese Yuan. British Pound Sterling-denominated revenue represented approximately 15% of our revenue for the year ended December 31, 2010.  As a result, changes in the exchange rates of these foreign currencies to the U.S. Dollar will affect our consolidated U.S. dollar revenue, cost of revenue and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.

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

Our restated certificate of incorporation, as amended, (“restated certificate”), allows us to issue up to 10,000,000 shares of preferred stock, the rights, preferences, qualifications, limitations and restrictions of which may be fixed by the Board of Directors without any further vote or action by the stockholders.  In addition, our amended and restated bylaws provide, among other things, that stockholders seeking to bring business before or to nominate candidates for election as directors at an annual meeting of stockholders must provide us with timely advance written notice of their proposal in a prescribed form.  Our amended and restated bylaws also provide that stockholders desiring to call a special meeting for any purpose, must submit to us a request in writing of stockholders representing at least 50% of the combined voting power of all issued and outstanding classes of capital stock and stating the purpose of such meeting.  The ability to issue preferred stock and such provisions in our bylaws might have the effect of delaying, discouraging or preventing a change in control that might otherwise be beneficial to stockholders and might materially and adversely affect the market price of our common stock.

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

The United States Departments of Energy and Defense have policies regarding foreign ownership, control or influence over government contractors who have access to classified information, and might conduct an inquiry as to whether any foreign interest has beneficial ownership of 5% or more of a contractor’s or subcontractor’s voting securities.  If either Department determines that an undue risk to the defense and security of the United States exists as a result of foreign ownership, control or influence over a government contractor (including as a result of a potential acquisition), it might, among other things, terminate the contractor’s or subcontractor’s existing contracts.  Our restated certificate allows us to redeem or require the prompt disposition of all or any portion of the shares of our common stock owned by a foreign stockholder beneficially owning 5% or more of the outstanding shares of our common stock if either Department threatens termination of any of our contracts as a result of such an ownership interest.  These provisions may have the additional effect of delaying, discouraging or preventing a change in control and might materially and adversely affect the market price of our common stock. In connection with the sale of shares of common stock to Sagard in December 2009, we agreed to render these provisions, as well as other anti-takeover measures, inapplicable to Sagard.

Item 1B:                          Unresolved Staff Comments

None.

Item 2:                                  Properties

We do not own any significant real property, but we and our subsidiaries lease an aggregate of approximately 322,000 square feet of primarily office and related space at various locations throughout the United States, the United Kingdom, Canada, Mexico, India, Singapore and China. We occupy approximately 30,700 square feet in an office building in Elkridge, Maryland for our corporate headquarters under a lease which expires in 2013, and approximately 60,000 square feet in an office building in Troy, Michigan under a sublease we entered into with Lear Corporation, which in 2009 filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code and subsequently obtained court approval to reject both our sublease and the superior lease under which the sublease was made. Although there has been no interruption of our operations in that location, the legal status of our continued occupancy of space in the building is uncertain (see Item 3, Legal Proceedings, below for further discussion).

We believe that our properties have been well maintained, are suitable and adequate for us to operate at present levels and the productive capacity and extent of utilization of the facilities are appropriate for our existing real estate requirements. Upon expiration of these leases, we do not anticipate any difficulty in obtaining renewals or alternative space.

Item 3:                                  Legal Proceedings

On May 27, 2010, General Physics Corporation filed a complaint in U.S. District Court for the Eastern District of Michigan seeking a declaratory judgment regarding its status as an occupant of two floors in a building previously leased by Lear Corporation (“Lear”) and its obligation to pay rent.  General Physics had entered into a sublease with Lear in 2008 for a term scheduled to end in March 2015.  In July 2009, Lear filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code and subsequently obtained approval of the Bankruptcy Court to reject both the building lease and the sublease with General Physics.  General Physics has sought unsuccessfully to enter into a direct lease with the building owner and the building owner, Osprey-Troy Officentre, LLC (“Osprey”), has claimed rights through Lear and threatened legal action if General Physics vacates the building and ceases to pay rent under the sublease.  General Physics believes that the sublease was terminated and that it is a tenant-at-sufferance in the building, no longer bound by the sublease and obligated to pay only the reasonable rental value of the space it occupies.  Osprey has asked the Court to deny the relief requested by General Physics and argued that the sublease constituted an assignment by Lear to General Physics of Lear’s lease of the portion of the building occupied by General Physics.  Both parties have filed motions for summary judgment which are now pending.

On February 22, 2011, General Physics Corporation was named as a defendant in a complaint filed by the State of Tennessee in the Chancery Court for the 20th Judicial District of Tennessee.  The complaint alleges that defendants Bryan Oil Company (“Bryan Oil”), an executive of Bryan Oil, General Physics and a former employee of General Physics, violated provisions of the Tennessee Petroleum Underground Storage Tank Act (the “UST Act”) in connection with the removal of the contents of a waste oil storage tank and the filling of the tank with concrete in 1997 on a site owned by Bryan Oil in Tullahoma, Tennessee.  The State of Tennessee is seeking civil penalties in an amount not to exceed $10,000 per day for each violation of the UST Act, post-judgment interest on any award of damages and court costs. The State has also begun an administrative action requiring General Physics to show cause why it should not be removed from the State list of approved corrective action contractors. General Physics is investigating the allegations and believes that its actions complied with the UST Act and applicable regulations and that it has valid defenses against the State’s allegations.

PART II

Item 5:           Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, $0.01 par value, is traded on the New York Stock Exchange. The following table presents our high and low market prices for the last two fiscal years. During the periods presented below, we have not paid any cash dividends.

	2010
Quarter	High	Low
First	$8.72	$6.86
Second	8.75	6.72
Third	9.29	6.80
Fourth	10.84	8.14

	2009
Quarter	High	Low
First	$4.85	$2.70
Second	6.84	3.11
Third	7.80	5.80
Fourth	8.39	5.76

The number of shareholders of record of our common stock as of February 28, 2011 was 998 and the closing price of our common stock on the New York Stock Exchange on that date was $11.58.

We have not declared or paid any cash dividends on our common stock during the two most recent fiscal years. We do not anticipate paying cash dividends on our common stock in the foreseeable future and intend to retain future earnings to finance the growth and development of our business. In addition, the General Physics Credit Agreement (see Item 7) contains restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends. The Credit Agreement permits General Physics to provide GP Strategies up to $10 million of cash to repurchase shares of its outstanding common stock in the open market. There was $6.6 million remaining available for future share repurchases under the $10 million authorized amount as of December 31, 2010. General Physics is otherwise currently restricted under the Credit Agreement from paying dividends or management fees to GP Strategies in excess of $1.0 million in any fiscal year.

Performance Graph

The following graph assumes $100 was invested on January 1, 2006 in GP Strategies Common Stock, and compares the share price performance with the Education Training Services Index (Hemscott Group Index) and the NYSE Market Index.  Values are as of December 31 of the specified year assuming that all dividends were reinvested.

Company / Index	Year ended December 31,
Name	2005	2006	2007	2008	2009	2010
GP Strategies Corp.	$100.00	$101.72	$130.51	$55.27	$92.28	$125.49
Hemscott Group Index	100.00	89.44	126.56	127.98	117.46	90.36
NYSE Market Index	100.00	120.47	131.15	79.67	102.20	115.87

Issuer Purchases of Equity Securities

The following table provides information about our share repurchase activity for the three months ended December 31, 2010:

	Issuer Purchases of Equity Securities
Month	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program
October 1-31, 2010	—			—	$2,119,000
November 1-30, 2010	23,932	(1)	$9.49	—	$2,119,000
December 1-31, 2010	609	(1)	$9.41	—	$2,119,000

(1)   Represents shares surrendered to satisfy tax withholding obligations on restricted stock units which vested during these periods.

Item 6:           Selected Financial Data

The selected financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements and the notes thereto included elsewhere in this report. Our consolidated statement of operations data for the years ended December 31, 2010, 2009, and 2008 and our consolidated balance sheet data as of December 31, 2010 and 2009 have been derived from our audited consolidated financial statements included elsewhere in this report. Our consolidated statement of operations data for the years ended December 31, 2007 and 2006 and our consolidated balance sheet data as of December 31, 2008, 2007, and 2006 have been derived from audited consolidated financial statements, which are not presented in this report.

	Years ended December 31,
Statement of Operations Data	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)
Revenue	$259,926	$219,240	$267,893	$248,422	$178,783
Gross profit	42,690	34,091	40,809	38,075	27,651
Goodwill and intangible asset impairment loss	—	10,163	5,508	—	—
Interest expense	236	217	699	1,218	1,558
Income before income taxes	20,852	3,395	14,150	16,906	11,710
Net income (loss)	12,732	(1,190)	7,837	9,684	6,642
Diluted earnings (loss) per share	0.68	(0.07)	0.47	0.56	0.40

	December 31,
Balance Sheet Data	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)
Cash and cash equivalents	$28,902	$10,803	$3,961	$3,868	$8,660
Short-term borrowings	—	—	3,234	2,953	—
Working capital	47,322	37,377	22,849	18,080	23,142
Total assets	183,196	156,701	135,840	147,445	121,400
Long-term debt, including current maturities	—	—	—	7,986	10,926
Stockholders’ equity	124,787	110,890	92,806	90,382	79,731

Item 7:           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2010 which are located in Item 8 of this report.

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

As of December 31, 2010, we operated through four reportable business segments: (i) Manufacturing & BPO, (ii) Process & Government, (iii) Energy, and (iv) Sandy Training & Marketing (“Sandy”). We are organized by operating group, primarily based upon the markets served by each group and the services performed. Each operating group consists of strategic business units (“SBUs”) and business units (“BUs”) which are focused on providing specific products and services to certain classes of customers or within targeted markets. Across operating groups, SBUs and BUs, we integrate similar service lines, technology, information, work products, client management and other resources. Communications and market research, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development. Our Manufacturing & BPO segment represents an aggregation of two operating groups in accordance with the aggregation criteria in U.S. GAAP, and our Process & Government, Energy and Sandy groups each represent one operating segment. We review our reportable business segments on a continual basis and could change our reportable business segments from time to time in the event of organizational changes.

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

Process & Government. Our Process & Government segment has over four decades of experience providing consulting, engineering, technical and training services, including emergency preparedness, safety and regulatory compliance, chemical demilitarization and environmental services primarily to federal and state government agencies and large government contractors. This segment also provides design and construction of alternative fuel stations, including LNG and hydrogen fueling stations.

Energy. Our Energy segment provides engineering services, products and training primarily to electric power utilities. Our proprietary EtaProTM Performance Monitoring and Optimization System provides a suite of performance solutions for power generation plants and is installed at approximately 800 power generating units in over 30 countries. In addition, this segment provides web-based training through our GPiLearnTM portal to over 30,000 power plant personnel in the U.S. and in over 40 countries.

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

Business Strategy

We seek to increase shareholder value by pursuing the following strategies:

Continuously enhance our service offerings and capabilities.  We believe the demand for learning and development services will continue to increase. In a knowledge based economy, this demand is driven by ever increasing technology, processes, products, and attrition of personnel. The rate and effectiveness of the transfer of knowledge to the workforce of our clients, their partners, and even their customers can positively impact their performance. We plan to meet this demand by continuously expanding our services and capabilities through organic growth initiatives based upon our technical expertise as well as through targeted acquisitions.  Our acquisitions in recent years have added product sales training to our services offering, strengthened our e-Learning and custom training content development services in both the commercial and government sectors, and expanded our geographical reach. We believe that the breadth of our service and product offerings allows us to effectively compete for customers by offering a comprehensive solution for custom training, consulting, engineering and technical services.  We will continue to focus on increasing our capabilities to drive incremental growth from new, as well as existing, clients.

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

Remain competitive in the current economic environment. We experienced a reduction in revenue during 2009 as a result of the economic recession, primarily due to a slow down in certain of the end market sectors we serve, such as automotive and manufacturing.  At the beginning of 2009, we implemented a cost management strategy to ensure that we remained competitive in this economic environment and are well positioned when the economy recovers. We will continue to manage costs to ensure we remain competitive in addition to continuing to invest in what we believe are key areas of growth.

Invest in our Energy services business. We believe there is a significant potential for growth in training and engineering services for customers in the energy sector due to the ever-increasing demand for products and services that help power generation plants deliver energy in an efficient, environmentally compliant and profitable manner. To take advantage of the opportunities in the energy sector, we plan to continue to enhance and expand our product and service offerings to this industry.

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

Continue our disciplined acquisition strategy.  We plan to continue to focus on evaluating compelling strategic acquisition targets to enhance our service offerings and delivery capabilities and to expand our geographic footprint.  We have followed a disciplined approach to target selection and have been able to acquire complementary businesses at what we believe are attractive valuations.  Since 2006, we have acquired thirteen businesses with current annualized revenues totaling over $115 million, expanding our e-Learning capabilities and adding complementary services such as product sales training.  Seven of these businesses are in the United Kingdom and have strengthened our international platform, enabling us to meet the needs of our global clients while providing additional client opportunities. We also believe that our current operating structure, which utilizes a centralized infrastructure of corporate services to support our various platforms, enhances our ability to quickly and cost-effectively integrate acquisitions.  We look to identify acquisitions to augment our capabilities when we believe acquisitions are the quickest and most efficient way of expanding our platform and service offerings.

Significant Events

Acquisitions

Below is a summary of the acquisitions we completed during 2009 and 2010. See Note 2 to the accompanying Consolidated Financial Statements for further details, including the purchase price allocations.

Academy of Training

Effective December 1, 2010, General Physics, through its wholly owned subsidiary, General Physics (UK) Ltd. (“GPUK”), completed the acquisition of Academy of Training Ltd. (“AoT”), an independent training provider in the United Kingdom. GPUK acquired 100% ownership of AoT for a purchase price of $1.1 million in cash. In addition, the purchase agreement requires GPUK to pay up to an additional $0.2 million which would be payable subsequent to the twelve-month period following completion of the acquisition, contingent upon AoT achieving a revenue target during that period, as defined in the purchase agreement. AoT is included in the Company’s Manufacturing & BPO segment and its results of operations have been included in the consolidated financial statements since December 1, 2010.

Bath Consulting

Effective November 1, 2010, General Physics, through its wholly owned subsidiary, GPUK, completed the acquisition of Bath Consulting Group (“Bath Consulting”), a niche leadership and organizational development consulting firm in the United Kingdom. GPUK acquired 100% ownership of Bath Consulting for a purchase price of $1.4 million in cash. In addition, the purchase agreement requires GPUK to pay up to an additional $2.4 million, which would be payable subsequent to each of the three twelve-month periods following completion of the acquisition, contingent upon Bath Consulting achieving certain earnings targets during those periods, as defined in the purchase agreement. Bath Consulting is included in the Company’s Manufacturing & BPO segment and its results of operations have been included in the consolidated financial statements since November 1, 2010.

Marton House

Effective April 1, 2010, General Physics, through its wholly owned subsidiary, GPUK, completed the acquisition of Marton House Plc (“Marton House”), a provider of custom e-Learning content development with expertise in leadership and product sales training in the United Kingdom. GPUK acquired 100% ownership of Marton House for a purchase price of $2.8 million in cash. In addition, the purchase agreement requires GPUK to pay up to an additional $3.7 million, of which approximately $1.2 million would be payable subsequent to each of the three twelve-month periods following completion of the acquisition, contingent upon Marton House achieving certain earnings targets during those periods, as defined in the purchase agreement. Marton House is included in the Company’s Manufacturing & BPO segment and its results of operations have been included in the consolidated financial statements since April 1, 2010.

PerformTech

Effective December 30, 2009, General Physics acquired PerformTech, a provider of custom courseware development and other training services primarily for the U.S. Government. PerformTech, located in Alexandria, Virginia, is a leading developer of custom training solutions, with a significant presence supporting federal government priorities including border security, anti-terrorism, and highway engineering.  PerformTech leverages its extensive past performance, proprietary development tools, and technical expertise in needs analysis, curriculum development (classroom and web-based), and training delivery to address clients’ mission critical needs. The final purchase price consisted of $17.6 million in cash paid to the sellers. In addition, the purchase agreement requires up to an additional $4.5 million to be paid to the sellers, contingent upon the achievement of certain revenue targets, as defined in the purchase agreement, during the two twelve-month periods following the completion of the acquisition. No contingent consideration was paid for the first twelve-month period following completion of the acquisition as the revenue target was not achieved. PerformTech is included in our Manufacturing & BPO segment and the results of its operations have been included in the consolidated financial statements since January 1, 2010.

Option Six

Effective December 1, 2009, General Physics acquired Option Six, a provider of custom courseware development services with expertise in the software and pharmaceutical industries. Option Six, located in Bloomington, Indiana, provides blended learning courseware development. The final purchase price consisted of $4.1 million in cash paid to the sellers. In addition, the purchase agreement requires up to an additional $2.0 million to be paid to the sellers, contingent upon the achievement of certain earnings targets, as defined in the purchase agreement, during the two twelve-month periods following the completion of the acquisition. Option Six is included in our Manufacturing & BPO segment and the results of its operations have been included in the consolidated financial statements since December 1, 2009.

Milsom

Effective September 1, 2009, General Physics, through its wholly owned subsidiary, GPUK, acquired Milsom, a provider of technical documentation, technical publications, technical recruiting and engineering design services. Milsom provides extensive technical services for aerospace and engineering companies. GPUK acquired 100% ownership of Milsom for a purchase price of approximately $2.5 million in cash. In addition, the purchase agreement requires GPUK to pay up to an additional $3.6 million, of which $1.2 million would be payable subsequent to each of the three twelve-month periods following completion of the acquisition, contingent upon Milsom achieving certain earnings targets during those periods, as defined in the purchase agreement. In December 2010, we paid $0.8 million of contingent consideration to the sellers based on the earnings targets achieved for the first twelve-month period following the completion of the acquisition. Milsom is included in the Company’s Manufacturing & BPO segment and its results of operations are included in the consolidated financial statements since September 1, 2009.

Share Repurchase Program

Since January 2006, our Board of Directors has authorized a total of $23 million of repurchases of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors.  During the years ended December 31, 2010, 2009 and 2008, we repurchased approximately 37,000, 526,000 and 1,091,000 shares, respectively, of our common stock in the open market for a total cost of approximately $0.3 million, $2.2 million and $8.8 million, respectively. As of December 31, 2010, there was approximately $2.1 million available for future repurchases under the buyback program. There is no expiration date for the repurchase program.

Results of Operations

Operating Highlights

Year ended December 31, 2010 compared to the year ended December 31, 2009

For the year ended December 31, 2010, we had income before income taxes of $20.9 million compared to $3.4 million for the year ended December 31, 2009.  During 2009, we incurred goodwill and intangible asset impairment losses of $10.2 million. Excluding the impairment losses, we had an increase in operating income of $7.2 million, the components of which are discussed below. The increase in operating income included a $1.3 million gain on the change in estimated fair value of contingent consideration during 2010 related to acquisitions completed, which is discussed further below and in Note 2 to the Consolidated Financial Statements. Net income was $12.7 million, or $0.68 per diluted share, for the year ended December 31, 2010 compared to a net loss of $1.2 million, or ($0.07) per diluted share, for 2009. Excluding the impact of the impairment losses, net income was $7.4 million, or $0.47 per diluted share for the year ended December 31, 2009.

Diluted weighted average shares outstanding were 18.7 million for the year ended December 31, 2010 compared to 15.9 million for the same period in 2009. The increase in shares outstanding is primarily due to the equity investment by Sagard in December 2009.

Revenue

	Years ended December 31,
	2010	2009
	(Dollars in thousands)
Manufacturing & BPO	$146,675	$98,929
Process & Government	43,140	52,003
Energy	22,958	22,674
Sandy Training & Marketing	47,153	45,634
	$259,926	$219,240

Manufacturing & BPO revenue increased $47.7 million or 48.3% during the year ended December 31, 2010 compared to 2009. The increase in revenue is due to the following:

•                  $34.1 million increase in revenue attributable to acquisitions completed during 2009 and 2010, which includes $7.8 million for Milsom, $5.0 million for Option Six, $13.1 million for PerformTech, $7.2 million for Marton House, $0.7 million for Bath Consulting and $0.3 million for AoT;

•                  $7.5 million net increase in training BPO revenue primarily due to new projects with existing BPO clients in 2010;

•                  $4.0 million net increase in e-Learning revenue primarily due to a new content development contract awarded by a global software client during 2009;

•                  $1.7 million increase in e-Learning sales training for a large pharmaceutical company; and

•                  $0.7 million net increase in revenue due to increased training services for various clients.

The above revenue increases were offset by a $0.3 million decrease in U.S. dollar revenue recognized from our operations in the United Kingdom due to the change in currency exchange rates compared to 2009.

Process & Government revenue decreased $8.9 million or 17.0% during the year ended December 31, 2010 compared to 2009. The decrease in revenue is primarily due to the following:

•                  $4.7 million net decrease relating to construction projects for liquefied natural gas (LNG) fueling station facilities primarily due to the completion of a large project in 2009;

•                  $4.2 million net decrease in revenue from various contracts primarily related to environmental engineering services, homeland security / first responder training services and other technical services, largely due to certain contracts being completed during 2009 or running at reduced volumes in 2010.

Energy group revenue increased $0.3 million or 1.3% during the year ended December 31, 2010 compared to 2009 primarily due to an increase in training product sales.

Sandy Training & Marketing revenue increased $1.5 million or 3.3% during the year ended December 31, 2010 compared to 2009 due to the following:

•                  $7.7 million increase in revenue primarily due to an increase in training services for new vehicle launch and other new training programs for various automotive customers;

•                  $1.9 million increase in glove box portfolio revenue due to the addition of products in 2010 and increased vehicle sales volume;

•                  $4.5 million net decrease in revenue from product sales trainer programs primarily due to a reduction in the number of trainers required and a reduction in related in-dealership training programs; and

•                  $3.6 million decrease in publication revenue due to the elimination of vehicle brands and a reduction in dealerships which resulted in lower publication volume. We experience quarterly fluctuations in revenue and income related to Sandy’s publications business, since revenue and cost on publication contracts are recognized in the period in which the publications ship, based on the output method of performance. Shipments occur at various times throughout the year and the volume of publications shipped could fluctuate from quarter to quarter.

In addition, we have a concentration of revenue from General Motors as well as a market concentration in the automotive sector. Revenue from General Motors accounted for approximately 12% and 16% of our consolidated revenue for the years ended December 31, 2010 and 2009, respectively, and revenue from the automotive industry accounted for approximately 18% and 21% of our consolidated revenue for the years ended December 31, 2010 and 2009, respectively.

Gross profit

	Years ended December 31,
	2010		2009
		% Revenue		% Revenue
	(Dollars in thousands)
Manufacturing & BPO	$22,640	15.4%	$13,448	13.6%
Process & Government	6,677	15.5%	7,810	15.0%
Energy	7,263	31.6%	6,306	27.8%
Sandy Training & Marketing	6,110	13.0%	6,527	14.3%
	$42,690	16.4%	$34,091	15.5%

Manufacturing & BPO gross profit of $22.6 million or 15.4% of revenue for the year ended December 31, 2010 increased by $9.2 million or 68.4% when compared to gross profit of approximately $13.4 million or 13.6% of revenue for the year ended December 31, 2009. Approximately $5.5 million of the increase in gross profit is attributable to the acquisitions we completed in 2009 and 2010. In addition, the remaining increases in gross profit and improved margins as a percentage of revenue were primarily due to increased BPO and training services in 2010 noted above.

Process & Government gross profit of $6.7 million or 15.5% of revenue for the year ended December 31, 2010 decreased by $1.1 million or 14.5% when compared to gross profit of approximately $7.8 million or 15.0% of revenue for the year ended December 31, 2009 primarily due to the revenue decreases discussed above.

Energy gross profit of $7.3 million or 31.6% of revenue for the year ended December 31, 2010 increased by $1.0 million or 15.2% when compared to gross profit of approximately $6.3 million or 27.8% of revenue for the year ended December 31, 2009. This increase in gross profit is primarily due to an increase in higher margin product sales and reduced costs relating to our GPiLearn e-Learning portal.

Sandy Training and Marketing gross profit of $6.1 million or 13.0% of revenue for the year ended December 31, 2010 decreased by $0.4 million or 6.4% when compared to gross profit of $6.5 million or 14.3% for the year ended December 31, 2009. The decrease in gross profit is primarily due to a reduction in higher margin publications revenue as discussed above.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $2.7 million or 12.8% from $20.8 million for the year ended December 31, 2009 to $23.5 million for the year ended December 31, 2010. The increase is largely due to a $0.9 million increase in amortization expense and a $0.7 million increase in labor and benefits expense related to the acquisitions we completed in 2009 and 2010. There were also increases in bad debt expense, software costs and legal expenses totaling approximately $0.8 million.  In addition, there was a $0.3 million increase in restructuring charges recognized during 2010 related to facility leases in the United Kingdom.

Change in Fair Value of Contingent Consideration

During the year ended December 31, 2010, we recognized a $1.3 million net gain on the change in fair value of contingent consideration related to acquisitions we completed in 2009 and 2010.  Effective January 1, 2009, we adopted Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC Topic 805”), which requires that contingent consideration be recognized at fair value on the acquisition date, and re-measured each reporting period with subsequent adjustments recognized in the consolidated statement of operations. We estimate the fair value of contingent consideration liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. We believe our estimates and assumptions are reasonable, however, there is significant judgment involved. At each reporting date, the contingent consideration obligation will be revalued to estimated fair value and changes in fair value subsequent to the acquisitions will be reflected in operating income or expense in the consolidated statements of operations, and could cause a material impact to, and volatility in, our operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. See Note 2 to the Condensed Consolidated Financial Statements for a detailed discussion of the acquisitions we completed subsequent to the adoption of ASC Topic 805 in 2009 and the changes in fair value of contingent consideration during the year ended December 31, 2010.

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

Interest expense

Interest expense was $0.2 million for both the years ended December 31, 2010 and 2009.

Other income

Other income was $0.6 million and $0.5 million for the years ended December 31, 2010 and 2009, respectively, and consisted primarily of income from a joint venture and interest income, offset by a foreign currency loss in both years.

Income taxes

Income tax expense was $8.1 million for the year ended December 31, 2010 compared to $4.6 million for the year ended December 31, 2009. The increase in income tax expense is primarily due to an increase in income before income taxes in 2010 compared to 2009. We recognized a $1.5 million income tax benefit related to the $10.2 million goodwill and intangible asset impairment loss incurred during the second quarter of 2009 for the portion of goodwill which was deductible for tax purposes. Excluding the impact of the impairment loss in 2009, the effective income tax rate was 38.9% and 45.1% for the years ended December 31, 2010 and 2009, respectively. Approximately 2.1% of the decrease in the effective income tax rate is due to a larger portion of our 2010 income being derived from foreign jurisdictions which are taxed at lower rates and approximately 2.0% of the decrease is due to the closure of our Malaysian operations during 2010 for which we recognized a loss on our investment for tax purposes. In addition, during 2010 in conjunction with the filing of our 2009 tax return, we identified an error in the deferred tax liabilities on the consolidated balance sheet. We recorded a $0.4 million decrease in tax expense during the fourth quarter of 2010 to correct the error which had accumulated over several prior years. The error correction resulted in a 2.0% decrease in our effective income tax rate for 2010 compared to 2009. The Company determined that the out-of-period correction was not material quantitatively or qualitatively to the consolidated financial statements taken as a whole for any of the periods in which the accounts were mis-stated. See Note 9 to the accompanying Consolidated Financial Statements for further information regarding income taxes.

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

Revenue

	Years ended December 31,
	2009	2008
	(Dollars in thousands)
Manufacturing & BPO	$98,929	$123,060
Process & Government	52,003	50,375
Energy	22,674	22,018
Sandy Training & Marketing	45,634	72,440
	$219,240	$267,893

Manufacturing & BPO revenue decreased $24.1 million or 19.6% during the year ended December 31, 2009 compared to 2008. The decrease in revenue is due to the following:

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

•                  $2.3 million reduction in process, maintenance and reliability training services provided primarily to petrochemical industry clients; and

•                  $3.2 million reduction in services for a pharmaceutical industry client.

The above decreases within the Manufacturing & BPO segment were offset by other net revenue increases of $4.4 million, primarily attributable to a new content development contract awarded by an existing global software client during 2009.

Process & Government revenue increased $1.6 million or 3.2% during the year ended December 31, 2009 compared to 2008. The increase in revenue is primarily due to a $6.7 million net increase relating to construction projects for liquefied natural gas (LNG) fueling station facilities offset by the following:

•                  $4.1 million net decrease in revenue primarily related to certain homeland security / first responder training contracts and a reduced volume of chemical demilitarization training services; and

•                  a $1.0 million decrease in technical services primarily for the aerospace industry.

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

In addition, we have a concentration of revenue from General Motors as well as a market concentration in the automotive sector. Revenue from General Motors accounted for approximately 16% and 20% of our consolidated revenue for the years ended December 31, 2009 and 2008, respectively, and revenue from the automotive industry accounted for approximately 21% and 28% of our consolidated revenue for the years ended December 31, 2009 and 2008, respectively.

Gross profit

	Years ended December 31,
	2009		2008
		% Revenue		% Revenue
	(Dollars in thousands)
Manufacturing & BPO	$13,448	13.6%	$17,928	14.6%
Process & Government	7,810	15.0%	8,858	17.6%
Energy	6,306	27.8%	6,028	27.4%
Sandy Training & Marketing	6,527	14.3%	7,995	11.0%
	$34,091	15.5%	$40,809	15.2%

Manufacturing & BPO gross profit of $13.4 million or 13.6% of revenue for the year ended December 31, 2009 decreased by $4.5 million or 25.0% when compared to gross profit of approximately $17.9 million or 14.6% of revenue for the year ended December 31, 2008. The decrease in gross profit is primarily attributable to the revenue decreases discussed above. In addition, gross margin decline due to a reduction in services provided to petrochemical industry clients during 2009 which had higher margins in 2008.

Process & Government gross profit of $7.8 million or 15.0% of revenue for the year ended December 31, 2009 decreased by $1.0 million or 11.8% when compared to gross profit of approximately $8.9 million or 17.6% of revenue for the year ended December 31, 2008. The decrease in gross profit is primarily attributable to the following: the decreases in revenue discussed above; lower margins on certain homeland security / first responder contracts during 2009 compared to 2008; and revenue growth in this segment being derived from lower margin LNG services.

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

Liquidity and Capital Resources

Working Capital

For the year ended December 31, 2010, our working capital increased $9.9 million from $37.4 million at December 31, 2009 to $47.3 million at December 31, 2010. The increase in working capital is primarily due to an increase in our cash balance due to cash generated from operations during 2010. As of December 31, 2010, we had no long-term debt or short-term borrowings outstanding. We believe that cash generated from operations and borrowings available under the General Physics Credit Agreement ($29.8 million of available borrowings as of December 31, 2010), will be sufficient to fund our working capital and other requirements for at least the next twelve months.

During the year ended December 31, 2010, we used $4.6 million of cash to complete acquisitions, $0.5 million of cash to make a deferred payment related to our 2008 acquisition of PCS, and $0.8 million of cash for contingent consideration payments related to our 2009 acquisition of Milsom. In addition to the upfront purchase prices paid for acquisitions, we may be required to pay the following additional contingent consideration in connection with acquisitions we previously completed (dollars in thousands):

					Recorded
	Maximum contingent consideration due in				Liability as of
Acquisition:	2011	2012	2013	Total	Dec. 31, 2010
Milsom *	$1,160	$1,160	$—	$2,320	$1,198
Option Six *	650	1,000	—	1,650	902
PerformTech *	—	2,000	—	2,000	—
Marton House *	1,238	1,238	1,238	3,714	2,366
Bath Consulting *	449	851	1,052	2,352	940
Academy of Training *	155	—	—	155	132
Other	502	595	—	1,097	194
Total	$4,154	$6,844	$2,290	$13,288	$5,732

*               In accordance with ASC Topic 805, contingent consideration is recorded at estimated fair value as of the acquisition date (for acquisitions on or after January 1, 2009) and is re-measured each reporting period with any subsequent adjustments recognized in earnings.

Significant Customers & Concentration of Credit Risk

We have a concentration of revenue from General Motors as well as a market concentration in the automotive sector. For the years ended December 31, 2010, 2009 and 2008, revenue from General Motors accounted for approximately 12%, 16% and 20%, respectively, of our consolidated revenue. Revenue from the automotive industry accounted for approximately 18%, 21% and 28% of our consolidated revenue for the years ended December 31, 2010, 2009 and 2008, respectively. Accounts receivable from General Motors totaled $6.1 million as of December 31, 2010 which is reflected in the consolidated balance sheet. Our accounts receivable balance from General Motors is subject to fluctuation related to our publications business, since the volume and timing of publications shipped varies on a quarter to quarter basis.

Cash Flows

Year ended December 31, 2010 compared to the year ended December 31, 2009

Our cash balance increased $18.1 million from $10.8 million as of December 31, 2009 to $28.9 million as of December 31, 2010. The increase in cash and cash equivalents during the year ended December 31, 2010 resulted from cash provided by operating activities of $26.2 million, cash used in investing activities of $6.7 million, cash used in financing activities of $1.4 million and a $0.1 million negative effect due to exchange rate changes on cash and cash equivalents.

Cash provided by operating activities was $26.2 million for the year ended December 31, 2010 compared to $18.8 million in 2009.  The increase in cash provided by operating activities compared to the prior year is primarily due to an increase in net income and favorable changes in working capital items during 2010 compared to 2009.

Cash used in investing activities was $6.7 million for the year ended December 31, 2010 compared to $25.4 million in 2009. The decrease in cash used in investing activities is primarily due to a decrease in cash used for acquisitions during 2010 compared to 2009. We used a total of $5.1 million of cash during the year ended December 31, 2010 for acquisitions, net of cash acquired, compared to $24.2 million of cash during 2009.

Cash used in financing activities was $1.4 million for the year ended December 31, 2010 compared to cash provided by financing activities of $13.2 million in 2009.  The decrease in cash is primarily due to $19.6 million of cash proceeds in 2009 from the equity investment by Sagard that did not recur in 2010. In addition, there was a $1.9 million decrease in cash used for share repurchases in 2010 compared to 2009, and $3.2 million in net repayments of short-term borrowings during 2009 compared to zero in 2010. During 2010, we paid $0.8 million of contingent consideration relating to our 2009 acquisition of Milsom in respect of the earnings targets achieved for the first twelve-month period following completion of the acquisition. In accordance with ASC Topic 805, which was adopted effective for all acquisitions after January 1, 2009, the portion of the payment of liability-classified contingent consideration arrangement that is included as part of the initial fair value measurement is classified as a financing activity in the statement of cash flows.

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

Cash used in investing activities was $25.4 million for the year ended December 31, 2009 compared to $7.6 million in 2008.  The increase in cash used in investing activities is primarily due to an increase in cash used for acquisitions during 2009 compared to 2008. We used a total of $24.2 million of cash during the year ended December 31, 2009 for acquisitions, net of cash acquired, compared to $4.7 million of cash during the same period in 2008. During 2009, we used $20.7 million to fund the cash purchase price for three acquisitions and paid $3.5 million of contingent consideration and deferred acquisition costs for prior year acquisitions. During 2008, we used $2.0 million to fund the cash purchase price for acquisitions completed in 2008 and paid $2.7 million of contingent consideration for prior year acquisitions which was accounted for under prevailing GAAP prior to the adoption of ASC Topic 805 on January 1, 2009.

Cash provided by financing activities was $13.2 million for the year ended December 31, 2009 compared to cash used in financing activities of $15.5 million in 2008.  The increase in cash provided by financing activities is primarily due to $19.6 of cash proceeds from the equity investment by Sagard in December 2009, a $6.6 million decrease in cash used for share repurchases in 2009 compared to 2008, and a $3.6 million decrease in net repayments of long-term debt and short-term borrowings during 2009 compared to 2008. These increases in cash provided by financing activities were offset by a $2.0 million decrease in income tax benefits for stock compensation during 2009 compared to 2008.

Short-term Borrowings

General Physics has a $35 million Credit Agreement with a bank that expires on October 31, 2012, with annual renewal options, and is secured by certain assets of General Physics.  The maximum interest rate on borrowings under the Credit Agreement is at the daily LIBOR Market Index Rate plus 2.25%. Based upon the financial performance of General Physics, the interest rate can be reduced. As of December 31, 2010, the rate was LIBOR plus 1.25%.  The Credit Agreement contains covenants with respect to General Physics’ minimum tangible net worth, total liabilities ratio, leverage ratio, interest coverage ratio and its ability to make capital expenditures. General Physics was in compliance with all loan covenants under the amended Credit Agreement as of December 31, 2010. The Credit Agreement also contains certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends. The Credit Agreement permits General Physics to provide GP Strategies up to $10 million of cash to repurchase shares of its outstanding common stock in the open market. There was $6.6 million remaining available for future share repurchases under the $10 million authorized amount as of December 31, 2010. General Physics is otherwise currently restricted from paying dividends or management fees to GP Strategies in excess of $1 million in any year. As of December 31, 2010, there were no borrowings outstanding and $29.8 million of available borrowings under the Credit Agreement, based upon 80% of eligible accounts receivable and 80% of eligible unbilled receivables.

Contractual Payment Obligations

We enter into various agreements that result in contractual obligations in connection with our business activities.  These obligations primarily relate to our financing arrangements, such as capital leases, as well operating leases and purchase commitments under non-cancelable contracts for certain products and services. The following table summarizes our total contractual payment obligations as of December 31, 2010 (in thousands):

	Payments due in
		2012–	2014–	After
	2011	2013	2015	2016	Total
Capital lease commitments	$5	$14	$—	$—	$19
Operating lease commitments	5,664	8,582	3,892	1,221	19,359
Purchase commitments *	1,578	866	—	—	2,444
Total	$7,247	$9,462	$3,892	$1,221	$21,822

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

Off-Balance Sheet Commitments

Subsequent to the spin-off of NPDC in 2004, we continued to guaranty the lease of a warehouse used by NPDC’s subsidiary, Five Star Products, Inc. In connection with the spin-off of NPDC, NPDC agreed to assume our obligations under the guaranty, to use commercially reasonable efforts to cause us to be released from the guaranty, and to hold us harmless from all claims, expenses and liabilities connected with the lease or NPDC’s breach of any agreements effecting the spin-off.  In connection with the warehouse lease, the landlord subsequently agreed to release us from liability under the guaranty if we delivered a letter of credit for $0.1 million to secure the tenant’s obligations under the lease.  We delivered the letter of credit in 2010 and understand that the term of the lease ended February 28, 2011.  We do not expect to incur any material payments associated with this guaranty, and as such, no liability is reflected in the consolidated balance sheets.

As of December 31, 2010, we had two outstanding letters of credit totaling $0.1 million, which expire in 2011. We do not have any off-balance sheet financing except for operating leases and letters of credit entered into in the normal course of business and the items disclosed above.

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

Valuation of Accounts Receivable

Trade accounts receivable are recorded at invoiced amounts. We evaluate the collectability of trade accounts receivable based on a combination of factors. When aware that a specific customer may be unable to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, we evaluate the need to record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for bad debt for all other customers based on a variety of factors, including the length of time the receivables are past due, historical collection experience and trends of past due accounts, write-offs and specific identification and review of past due accounts. Actual collections of trade receivables could differ from management’s estimates due to changes in future economic or industry conditions or specific customers’ financial conditions. The allowance for doubtful accounts was $0.7 million at December 31, 2010.

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

Our reporting units are: (i) Manufacturing, (ii) E-Business & Learning Solutions (“EBLS”), (iii) Process & Government (iv) Energy; and (v) Sandy. The Manufacturing & EBLS reporting units comprise our Manufacturing & BPO segment and the Process & Government, Energy and Sandy reporting units each represent a separate reportable segment. The Process & Government reporting unit previously consisted of two reporting units (Process & Aerospace and Homeland Security Environmental & Emergency Management). In the first quarter of 2010, due to a change in management, the two reporting units became one reporting unit, Process & Government. Our goodwill balances as of December 31, 2010 for each reporting unit were as follows (in thousands):

Reporting Unit
Manufacturing	$22,909
EBLS	27,390
Process & Government	14,527
Energy	8,170
Sandy	—
$72,996

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

Annual Impairment Test as of December 31, 2010

We tested the goodwill of each of our reporting units as of December 31, 2010 and the estimated fair values of each reporting unit exceeded their respective carrying values, indicating the underlying goodwill of each unit was not impaired. Each of our reporting units had a substantial excess of fair value over their respective carrying values.

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

Annual Impairment Test as of December 31, 2009

We tested the goodwill of each of our reporting units as of December 31, 2009 and the estimated fair values of each reporting unit exceeded their respective carrying values, indicating the underlying goodwill of each unit was not impaired. Each of our reporting units had a substantial excess of fair value over their respective carrying values.

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

Valuation of Contingent Consideration for Business Acquisitions

Acquisitions may include contingent consideration payments based on future financial measures of an acquired company.  For acquisitions completed before 2009, these obligations were recognized as incurred and accounted for as an adjustment to the initial purchase price of the acquired assets.  For acquisitions in 2009 and beyond, contingent consideration is required to be recognized at fair value as of the acquisition date. We estimate the fair value of these liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. We believe our estimates and assumptions are reasonable, however, there is significant judgment involved. At each reporting date, the contingent consideration obligation will be revalued to estimated fair value and changes in fair value subsequent to the acquisition will be reflected in income or expense in the consolidated statements of operations, and could cause a material impact to our operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria.

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

We are exposed to the impact of currency fluctuations because of our international operations. We are not a party to any exchange rate hedging programs to mitigate the effect of exchange rate fluctuations. Our net investment in our foreign subsidiaries, including intercompany balances, at December 31, 2010 was not significant and, accordingly, fluctuations in foreign currency did not have a material impact on our financial position.

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

Item 8:             Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

GP Strategies Corporation:

We have audited the accompanying consolidated balance sheets of GP Strategies Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed under item 15a(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GP Strategies Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 141(R), Business Combinations (ASC Topic 805), on January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GP Strategies Corporation and subsidiaries internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Baltimore, Maryland

March 3, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

GP Strategies Corporation:

We have audited GP Strategies Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GP Strategies Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, GP Strategies Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GP Strategies Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 3, 2011, expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Baltimore, Maryland

March 3, 2011

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2010 and 2009

(In thousands, except shares and par value per share)

	2010	2009
Assets
Current assets:
Cash and cash equivalents	$28,902	$10,803
Accounts and other receivables, less allowance for doubtful accounts of $701 in 2010 and $566 in 2009	47,874	45,471
Inventories, net	305	557
Costs and estimated earnings in excess of billings on uncompleted contracts	12,929	10,590
Deferred tax assets	1,759	1,143
Prepaid expenses and other current assets	4,054	5,549
Total current assets	95,823	74,113

Property, plant and equipment, net	2,965	3,121
Goodwill	72,996	67,283
Intangible assets, net	9,795	10,248
Other assets, net	1,617	1,936
	$183,196	$156,701
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$32,694	$23,464
Billings in excess of costs and estimated earnings on uncompleted contracts	15,807	13,272
Total current liabilities	48,501	36,736
Deferred tax liabilities	3,423	1,275
Other noncurrent liabilities	6,485	7,800
Total liabilities	58,409	45,811

Stockholders’ equity:
Preferred stock, par value $0.01 per share; Authorized 10,000,000 shares; no shares issued	—	—
Common stock, par value $0.01 per share; Authorized 35,000,000 shares; issued 18,709,260 shares in 2010 and 18,588,391 shares in 2009	187	186
Additional paid-in capital	163,422	161,975
Accumulated deficit	(36,593)	(49,325)
Treasury stock, at cost (219 shares in 2010 and zero shares in 2009)	(2)	—
Accumulated other comprehensive loss	(2,227)	(1,946)
Total stockholders’ equity	124,787	110,890
	$183,196	$156,701

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2010, 2009 and 2008

(In thousands, except per share data)

	2010	2009	2008
Revenue	$259,926	$219,240	$267,893
Cost of revenue	217,236	185,149	227,084
Gross profit	42,690	34,091	40,809
Selling, general and administrative expenses	23,466	20,800	21,538
Gain on change in fair value of contingent consideration, net	1,313	—	—
Goodwill and intangible asset impairment loss	—	10,163	5,508
Operating income	20,537	3,128	13,763
Interest expense	236	217	699
Other income (including interest income of $105 in 2010, $63 in 2009 and $88 in 2008)	551	484	1,086
Income before income taxes	20,852	3,395	14,150
Income tax expense	8,120	4,585	6,313
Net income (loss)	$12,732	$(1,190)	$7,837

Basic weighted average shares outstanding	18,621	15,835	16,516
Diluted weighted average shares outstanding	18,729	15,911	16,638

Per common share data:
Basic earnings (loss) per share	$0.68	$(0.08)	$0.47
Diluted earnings (loss) per share	$0.68	$(0.07)	$0.47

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

Years ended December 31, 2010, 2009 and 2008

(In thousands, except for par value per share)

					Accumulated
	Common				other	Total
	stock	Additional	Accumulated	Treasury	comprehensive	stockholders’	Comprehensive
	($0.01 par)	paid-in capital	deficit	stock at cost	loss	equity	income
Balance at December 31, 2007	$178	$156,422	$(55,972)	$(9,785)	$(461)	$90,382
Net income	—	—	7,837	—	—	7,837	$7,837
Other comprehensive loss	—	—	—	—	(2,168)	(2,168)	(2,168)
Total comprehensive income							$5,669
Repurchases of common stock in the open market	—	—	—	(8,797)	—	(8,797)
Stock-based compensation expense	—	898	—	155	—	1,053
Exercise of warrants	—	(243)	—	1,179	—	936
Income tax benefit from stock-based compensation	—	1,964	—	—	—	1,964
Net issuances of stock pursuant to stock compensation and benefit plans and other	—	(579)	—	2,178	—	1,599
Balance at December 31, 2008	$178	$158,462	$(48,135)	$(15,070)	$(2,629)	$92,806
Net loss	—	—	(1,190)	—	—	(1,190)	$(1,190)
Other comprehensive income	—	—	—	—	683	683	683
Total comprehensive loss							$(507)
Repurchases of common stock in the open market	—	—	—	(2,166)	—	(2,166)
Equity investment by Sagard Capital Partners, L.P.	8	3,953	—	15,620	—	19,581
Stock-based compensation expense	—	1,231	—	208	—	1,439
Net issuances of stock pursuant to stock compensation and benefit plans and other	—	(1,671)	—	1,408	—	(263)
Balance at December 31, 2009	$186	$161,975	$(49,325)	$—	$(1,946)	$110,890
Net income	—	—	12,732	—	—	12,732	$12,732
Other comprehensive loss	—	—	—	—	(281)	(281)	(281)
Total comprehensive income							$12,451
Repurchases of common stock in the open market	—	—	—	(266)	—	(266)
Stock-based compensation expense	—	1,657	—	—	—	1,657
Net issuances of stock pursuant to stock compensation and benefit plans and other	1	(210)	—	264	—	55
Balance at December 31, 2010	$187	$163,422	$(36,593)	$(2)	$(2,227)	$124,787

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2010, 2009 and 2008

(In thousands)

	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$12,732	$(1,190)	$7,837
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill and intangible asset impairment loss	—	10,163	5,508
Gain on change in fair value of contingent consideration	(1,313)	—	—
Depreciation and amortization	4,230	3,380	3,448
Non-cash compensation expense	2,012	1,638	2,776
Deferred income taxes	1,064	1,862	66
Changes in other operating items, net of acquired amounts:
Accounts and other receivables	(13)	2,329	4,941
Inventories	252	(20)	40
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,771)	(1,163)	6,057
Prepaid expenses and other current assets	1,502	637	(1,247)
Accounts payable and accrued expenses	5,145	(2,076)	(3,262)
Billings in excess of costs and estimated earnings on uncompleted contracts	2,084	2,815	(1,736)
Other	266	401	(458)
Net cash provided by operating activities	26,190	18,776	23,970

Cash flows from investing activities:
Additions to property, plant and equipment	(1,531)	(1,174)	(1,936)
Acquisitions, net of cash acquired	(4,621)	(20,773)	(2,004)
Deferred acquisition payments, including contingent consideration	(500)	(3,464)	(2,665)
Purchase of intellectual property	—	—	(1,000)
Net cash used in investing activities	(6,652)	(25,411)	(7,605)

Cash flows from financing activities:
Net proceeds from (repayment of) short-term borrowings	—	(3,234)	281
Repayment of long-term debt	—	—	(7,085)
Equity investment by Sagard Capital Partners, L.P.	—	19,581	—
Contingent consideration payments	(775)	—	—
Change in negative cash book balance	5	(595)	(1,783)
Repurchases of common stock in the open market	(266)	(2,166)	(8,797)
Income tax benefit from stock-based compensation	129	—	1,964
Proceeds from issuance of common stock	39	51	55
Other financing activities	(502)	(408)	(137)
Net cash provided by (used in) financing activities	(1,370)	13,229	(15,502)

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2010, 2009 and 2008

(In thousands)

	2010	2009	2008
Effect of exchange rate changes on cash and cash equivalents	(69)	248	(770)
Net increase in cash and cash equivalents	18,099	6,842	93
Cash and cash equivalents at beginning of year	10,803	3,961	3,868
Cash and cash equivalents at end of year	$28,902	$10,803	$3,961
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$36	$46	$374
Income taxes	$5,570	$3,110	$2,430

Non-cash investing and financing activities:
Accrued contingent consideration	$2,880	$5,058	$2,500
Reduction in carrying value of long-term debt upon exercise of detachable stock purchase warrants	—	—	936

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

Significant Customers & Concentration of Credit Risk

The Company has a concentration of revenue from General Motors Corporation and its affiliates (“General Motors”) as well as a market concentration in the automotive sector. Revenue from General Motors accounted for approximately 12%, 16% and 20% of the Company’s consolidated revenue for the years ended December 31, 2010, 2009 and 2008, respectively, and revenue from the automotive industry accounted for approximately 18%, 21% and 28% of the Company’s consolidated revenue for the years ended December 31, 2010, 2009 and 2008, respectively. Accounts receivable from General Motors totaled $6,058,000 and $7,806,000 as of December 31, 2010 and 2009, respectively, which is reflected in the consolidated balance sheet. No other single customer accounted for more than 10% of the Company’s revenue in 2010 or accounts receivable as of December 31, 2010.

For the years ended December 31, 2010, 2009 and 2008, sales to the United States government and its agencies represented approximately 22%, 23% and 18%, respectively, of the Company’s consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by the Company as separate customers.

Cash and Cash Equivalents

Cash and cash equivalents consist of short-term highly liquid investments with original maturities of three months or less. Outstanding checks which have been issued but not presented to the banks for payment may create negative book cash balances. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods. Such negative cash balances are included in accounts payable and accrued expenses and totaled $5,000 and $0 as of December 31, 2010 and 2009, respectively. Changes in negative book cash balances from period to period are reported as a financing activity in the consolidated statement of cash flows.

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

Property, Plant and Equipment

Property, plant and equipment are carried at cost (or fair value at acquisition date for assets obtained through business combinations). Major additions and improvements are capitalized, while maintenance and repairs which do not extend the lives of the assets are expensed as incurred. Gain or loss on the disposition of property, plant and equipment is recognized in operations when realized.

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

Goodwill and Intangible Assets

The Company’s intangible assets include amounts recognized in connection with acquisitions, including customer relationships, contract backlog and software. Intangible assets are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset. Amortization is recognized on a straight-line basis over the estimated useful life of the intangible assets, except for contract backlog which is recognized in proportion to the projected revenue streams of the related backlog. Intangible assets with definite lives are reviewed for impairment if indicators of impairment arise. Except for goodwill, the Company does not have any intangible assets with indefinite useful lives.

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

The Company tested the goodwill of all of its reporting units as of December 31, 2010 and 2009 and the estimated fair values of each reporting unit exceeded their respective carrying values, indicating the underlying goodwill of each unit was not impaired.

Based upon indicators of impairment in the second quarter of 2009, which included significantly lower than projected revenue and profit and a revised lower outlook for certain reporting units, the Company performed an interim impairment test on its Manufacturing and Process & Aerospace reporting units as of June 30, 2009. The Manufacturing reporting unit’s revenue and profit projections were significantly lowered as a result of the impact of the economic recession and the corresponding reduction in spending by several customers. The Process & Aerospace reporting unit’s profit projections were decreased due to a lower profit margin as a percentage of revenue experienced by this reporting unit, despite revenue being in line with projections, and a change in projected future profit margin which was lower than previously assumed. The Company determined that the fair value of its Manufacturing reporting unit was below its carrying value and recognized a goodwill impairment loss of $9,909,000 for the second quarter of 2009 related to this reporting unit. The Company determined that the fair value of its Process & Aerospace reporting unit was above its carrying value and no impairment was indicated as of June 30, 2009. During the second quarter of 2009 and in connection with the goodwill impairment loss discussed above, the Company also recorded an intangible asset impairment loss of $254,000 relating to a non-compete agreement that was no longer deemed to have value as of June 30, 2009.

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

Contingent Consideration for Business Acquisitions

Acquisitions may include contingent consideration payments based on future financial measures of an acquired company.  For acquisitions completed before 2009, these obligations were recognized as incurred and accounted for as an adjustment to the initial purchase price of the acquired assets.  For acquisitions in 2009 and beyond, contingent consideration is required to be recognized at fair value as of the acquisition date. The Company estimates the fair value of these liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. At each reporting date, the contingent consideration obligation will be revalued to estimated fair value and changes in fair value subsequent to the acquisition will be reflected in income or expense in the consolidated statements of operations, and could cause a material impact to the Company’s operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria.

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

	Year ended December 31,
	2010	2009	2008
	(In thousands)
Non-dilutive instruments	1,299	976	1,168
Dilutive common stock equivalents	108	76	122

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

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Accounting Standard Issued

ASU No. 2009-13 — Multiple Deliverable Revenue Arrangements

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Revenue Recognition (“ASC Topic 605”) - Multiple-Deliverable Revenue Arrangements, a consensus of the FASB Emerging Issues Task Force (“ASU No. 2009-13”). ASU No. 2009-13 amends guidance included within ASC Topic 605-25 to require an entity to use an estimated selling price when vendor specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. ASU No. 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The Company adopted the provisions of ASU No. 2009-13 for revenue arrangements entered into subsequent to January 1, 2010. The adoption of ASU No. 2009-13 did not have a material impact on the Company’s financial statements.

Accounting Standard Adopted

ASC Topic 805, Business Combinations

The Company adopted ASC Topic 805, Business Combinations (“ASC Topic 805”), effective January 1, 2009. ASC Topic 805 requires the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction (whether a full or partial acquisition); establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; requires expensing of most transaction and restructuring costs; and requires the acquirer to disclose the information necessary to evaluate and understand the nature and financial effect of the business combination. In addition, ASC Topic 805 requires that contingent purchase consideration be recognized at fair value on the acquisition date with subsequent adjustments recognized in the consolidated statement of operations. The impact of ASC Topic 805 on the Company’s consolidated financial statements will depend upon the nature, terms and size of the acquisitions it completes.

(2)                     Acquisitions

The following tables summarize the purchase prices and purchase price allocations for the acquisitions completed during the years ended December 31, 2010 and 2009, with a description of the acquired businesses below each table. The pro-forma impact of the acquisitions in each year is not material to the Company’s results of operations for the respective year in which the acquisitions were completed.

	(Dollars in thousands)
2010 Acquisitions		Bath	Academy of
Acquired company	Marton House	Consulting	Training
Acquisition date	4/1/2010	11/1/2010	12/1/2010

Cash purchase price	$2,752	$1,415	$1,065
Fair value of contingent consideration	1,614	939	133
Total purchase price	$4,366	$2,354	$1,198

Purchase price allocation:
Cash	$5	$106	$52
Accounts receivable	1,441	1,044	385
Other current assets	520	102	61
Property, plant and equipment	25	35	37
Customer-related intangible assets	1,044	486	303
Goodwill	3,136	1,517	989
Total assets	6,171	3,290	1,827

Accounts payable and accrued expenses	1,105	800	501
Billings in excess of costs and estimated earnings on uncompleted contracts	408	—	43
Deferred tax liability	292	136	85
Total liabilities	1,805	936	629

Net assets acquired	$4,366	$2,354	$1,198

Marton House

Effective April 1, 2010, General Physics, through its wholly owned subsidiary, General Physics (UK) Ltd. (“GPUK”), completed the acquisition of Marton House Plc (“Marton House”), a provider of custom e-Learning content development with expertise in leadership and product sales training in the United Kingdom. Marton House is included in the Company’s Manufacturing & BPO segment and its results of operations have been included in the consolidated financial statements since April 1, 2010. None of the goodwill recorded for financial statement purposes is deductible for tax purposes.

Bath Consulting

Effective November 1, 2010, General Physics, through its wholly owned subsidiary, GPUK, completed the acquisition of Bath Consulting Group (“Bath Consulting”), a niche leadership and organizational development consulting firm in the United Kingdom. Bath Consulting is included in the Company’s Manufacturing & BPO segment and its results of operations have been included in the consolidated financial statements since November 1, 2010. None of the goodwill recorded for financial statement purposes is deductible for tax purposes.

Academy of Training

Effective December 1, 2010, General Physics, through its wholly owned subsidiary, GPUK, completed the acquisition of Academy of Training (“AoT”), an independent training provider in the United Kingdom. AoT is included in the Company’s Manufacturing & BPO segment and its results of operations have been included in the consolidated financial statements since December 1, 2010. None of the goodwill recorded for financial statement purposes is deductible for tax purposes.

2009 Acquisitions	(Dollars in thousands)
Acquired company	Milsom	Option Six	PerformTech
Acquisition date	9/1/2009	12/1/2009	12/31/2009

Cash purchase price	$2,544	$4,103	$17,626
Fair value of contingent consideration	2,437	827	1,794
Total purchase price	$4,981	$4,930	$19,420

Purchase price allocation:
Cash	$557	$947	$2,438
Accounts receivable	1,414	616	2,866
Other current assets	466	151	1,220
Property, plant and equipment	259	—	158
Amortizable intangible assets	1,209	930	2,981
Goodwill	2,876	2,647	10,530
Total assets	6,781	5,291	20,193

Accounts payable and accrued expenses	1,410	215	735
Billings in excess of costs and estimated earnings on uncompleted contracts	51	146	38
Deferred tax liability	339	—	—
Total liabilities	1,800	361	773

Net assets acquired	$4,981	$4,930	$19,420

Milsom

Effective September 1, 2009, General Physics, through its wholly owned subsidiary, GPUK, completed the acquisition of Milsom Industrial Designs Limited (“Milsom”), a provider of technical documentation, technical publications, technical recruiting and engineering design services in the United Kingdom. Milsom is included in the Company’s Manufacturing & BPO segment and its results of operations have been included in the consolidated financial statements since September 1, 2009. None of the goodwill recorded for financial statement purposes is deductible for tax purposes.

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

PerformTech

Effective December 30, 2009, General Physics acquired PerformTech, Inc. (“PerformTech”) a provider of custom courseware development and other training services primarily for the U.S. Government. PerformTech, located in Alexandria, Virginia, is a leading developer of custom training solutions, with a significant presence supporting federal government priorities including border security, anti-terrorism, and highway engineering. PerformTech leverages its extensive past performance, proprietary development tools, and technical expertise in needs analysis, curriculum development (classroom and web-based), and training delivery to address clients’ mission critical needs. PerformTech is included in the Manufacturing & BPO segment and the results of its operations have been included in the consolidated financial statements since January 1, 2010.  The Company expects that all of the goodwill recorded for financial statement purposes will be deductible for tax purposes, except that contingent consideration is only deductible when paid. If the actual contingent consideration payments are less than the estimated fair value as of the acquisition date, a portion of goodwill will not be deductible for tax purposes.

2008 Acquisitions

Performance Consulting Services

On March 1, 2008, General Physics completed the acquisition of Performance Consulting Services, Inc. (“PCS”), a company specializing in performance engineering support, training, combustion optimization, the implementation of smart equipment condition monitoring systems and testing services for power plants. The final purchase price totaled $2,370,000 and consisted of a final upfront cash payment of $916,000, deferred payments of $1,000,000 paid in two equal installments on January 31, 2009 and January 31, 2010, contingent consideration payments of $305,000 and acquisition costs of $149,000. The purchase price allocation primarily consisted of $1,609,000 of goodwill, which is not deductible for tax purposes, and $465,000 of customer-related intangible assets to be amortized over five years from the acquisition date. PCS is included in the Energy segment and the results of its operations have been included in the consolidated financial statements since March 1, 2008.

Other 2008 Acquisitions

During the fourth quarter of 2008, General Physics, through its wholly owned GPUK subsidiary completed two separate acquisitions of training and consulting companies in the United Kingdom. The total purchase price for these businesses was approximately $900,000 in cash. The purchase price allocations primarily consisted of $788,000 of goodwill and $124,000 of customer related intangible assets to be amortized over three years from the acquisition date. In addition, the purchase agreements require up to an additional $1,600,000 to be paid to the sellers, contingent upon the achievement of certain earnings targets, as defined in the purchase agreements, during periods subsequent to the acquisitions. In December 2009, the Company paid $159,000 of contingent consideration to the sellers of one of the acquired businesses with respect to the first twelve-month period following the completion of the acquisition. As of December 31, 2010, the Company accrued $193,000 of contingent consideration with respect to the second twelve-month period following the completion of one of the acquisitions, which will be payable during the first quarter of 2011.

Contingent Consideration

Effective January 1, 2009, the Company adopted ASC Topic 805, which requires that contingent consideration be recognized at fair value on the acquisition date, and re-measured each reporting period with subsequent adjustments recognized in the consolidated statement of operations. The Company estimates the fair value of contingent consideration liabilities based on financial projections of the acquired companies and estimated probabilities of achievement and discounts the liabilities to present value using a weighted-average cost of capital. Contingent consideration is valued using significant inputs that are not observable in the market which are defined as Level 3 inputs pursuant to fair value measurement accounting. The Company believes its estimates and assumptions are reasonable, however, there is significant judgment involved. At each reporting date, the contingent consideration obligation is revalued to estimated fair value, and changes in fair value subsequent to the acquisitions are reflected in income or expense in the consolidated statements of operations, and could cause a material impact to, and volatility in, the Company’s operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria.

Below is a summary of the potential contingent consideration the Company may be required to pay in connection with completed acquisitions as of December 31, 2010 (dollars in thousands):

	Original range
	of potential	As of December 31, 2010
	undiscounted	Maximum contingent consideration due in
Acquisition:	payments	2011	2012	2013	Total
Milsom	$0 - $3,600	$1,160	$1,160	$—	$2,320
Option Six	$0 - $2,000	650	1,000	—	1,650
PerformTech	$0 - $4,500	—	2,000	—	2,000
Marton House	$0 - $3,714	1,238	1,238	1,238	3,714
Bath Consulting	$0 - $2,352	449	851	1,052	2,352
Academy of Training	$0 - $155	155	—	—	155
Other		502	595	—	1,097
Total		$4,154	$6,844	$2,290	$13,288

Below is a summary of the changes in the recorded amount of contingent consideration liabilities from December 31, 2009 to December 31, 2010 for each acquisition (dollars in thousands):

			Change in
		2010	Fair Value of	Foreign
	Liability as of	Additions	Contingent	Currency	Liability as of
Acquisition:	Dec. 31, 2009	(Payments)	Consideration	Translation	Dec. 31, 2010
Milsom	$2,437	(775)	(347)	(117)	$1,198
Option Six	827	—	75	—	902
PerformTech	1,794	—	(1,794)	—	—
Marton House	—	1,614	719	33	2,366
Bath Consulting	—	939	34	(33)	940
Academy of Training	—	133	—	(1)	132
Other	—	194	—	—	194
Total	$5,058	2,105	(1,313)	(118)	$5,732

As of December 31, 2010 and 2009, contingent consideration included in accounts payable totaled $3,062,000 and $809,000, respectively. As of December 31, 2010 and 2009, the Company also had accrued contingent consideration totaling $2,670,000 and $4,249,000, respectively, related to acquisitions which is included in other long-term liabilities on the consolidated balance sheet and represents the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.

(3)                     Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable business segment for the years ended December 31, 2010 and 2009 were as follows (in thousands):

	Manufacturing	Process
	& BPO	& Government	Energy	Sandy	Total
Net book value at Jan. 1, 2009
Goodwill	$37,791	$14,612	$7,870	$5,508	$65,781
Accumulated impairment losses	—	—	—	(5,508)	(5,508)
Total	37,791	14,612	7,870	—	60,273
Acquisitions	16,162	—	305	—	16,467
Impairment loss	(9,909)	—	—	—	(9,909)
Foreign currency translation	454	—	—	—	454
Other	88	(85)	(5)	—	(2)
Net book value at Dec. 31, 2009
Goodwill	54,495	14,527	8,170	5,508	82,700
Accumulated impairment losses	(9,909)	—	—	(5,508)	(15,417)
Total	44,586	14,527	8,170	—	67,283
Acquisitions	5,836	—	—	—	5,836
Foreign currency translation	(165)	—	—	—	(165)
Other	42	—	—	—	42
Net book value at Dec. 31, 2010
Goodwill	60,208	14,527	8,170	5,508	88,413
Accumulated impairment losses	(9,909)	—	—	(5,508)	(15,417)
Total	$50,299	$14,527	$8,170	$—	$72,996

The Company recognized a goodwill impairment loss of $9,909,000 for the year ended December 31, 2009 related to the Manufacturing reporting unit and a $5,508,000 goodwill impairment loss for the year ended December 31, 2008 related to the Sandy segment. The goodwill impairment losses were attributable to a significant decline in the Company’s market capitalization during the fourth quarter of 2008 and first half of 2009 and worsened financial performance by these reporting units due to the impact of the economic recession, particularly in the manufacturing and automotive industries. See Note 1 for further discussion regarding the valuation methodologies and assumptions used in the goodwill impairment tests.

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

	December 31, 2010		December 31, 2009
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Customer relationships	$12,551	$(3,542)	$10,958	$(2,007)
Contract backlog	374	(339)	385	(174)
Software and other	1,605	(854)	1,609	(523)
	$14,530	$(4,735)	$12,952	$(2,704)

During the second quarter of 2009 and in connection with the goodwill impairment loss in the Manufacturing reporting unit discussed above, the Company recorded an intangible asset impairment loss of $254,000 relating to a non-compete agreement that was no longer deemed to have value as of June 30, 2009.

Amortization expense for intangible assets was $2,256,000, $1,367,000 and $1,095,000, for the years ended December 31, 2010, 2009 and 2008, respectively. Estimated amortization expense for intangible assets included in the Company’s balance sheet as of December 31, 2010 is as follows (in thousands):

Fiscal year ending:
2011	$2,203
2012	2,084
2013	1,794
2014	1,612
2015	665
Thereafter	1,437
Total	$9,795

As of December 31, 2010, the Company’s intangible assets with finite lives had a weighted average remaining useful life of 5.4 years. The Company has no amortizable intangible assets with indefinite useful lives.

(4)                     Inventories

The Sandy Training & Marketing segment produces brand specific glovebox portfolios, brochures and accessory kits for its customers, which are installed in new cars and trucks at the time of vehicle assembly. Sandy designs these items and outsources their manufacturing to suppliers that provide the raw materials, bind and/or sew the portfolio, assemble its contents, and ship the finished product to its customers’ assembly plants.  Although the inventory is kept at third party suppliers, the Company has title to the inventory and bears the risk of loss. As of December 31, 2010 and 2009, the Company had inventories of $305,000 and $557,000, respectively, which primarily consisted of raw materials for the glovebox portfolios, brochures and accessory kits.

(5)                     Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2010	2009
Machinery, equipment and vehicles	$9,559	$8,602
Furniture and fixtures	1,621	1,626
Leasehold improvements	790	784
Buildings	379	390
	12,349	11,402
Accumulated depreciation and amortization	(9,384)	(8,281)
	$2,965	$3,121

Depreciation expense was $1,577,000, $1,663,000, and $1,763,000, for the years ended December 31, 2010, 2009 and 2008, respectively.

(6)                      Short-Term Borrowings

General Physics has a $35 million Financing and Security Agreement (the “Credit Agreement”) with a bank that expires on October 31, 2012 with annual renewal options. The Credit Agreement is secured by certain assets of General Physics and provides for an unsecured guaranty from the Company. The maximum interest rate on the Credit Agreement is the daily LIBOR market index rate plus 2.25%. Based upon the financial performance of General Physics, the interest rate can be reduced. As of December 31, 2010, the rate was LIBOR plus 1.25%. The Credit Agreement contains covenants with respect to General Physics’ minimum tangible net worth, total liabilities ratio, leverage ratio, interest coverage ratio and its ability to make capital expenditures. General Physics was in compliance with all loan covenants under the amended Credit Agreement as of December 31, 2010. The Credit Agreement also contains certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends. The Credit Agreement permits General Physics to provide the Company up to an additional $10,000,000 of cash to repurchase shares of its outstanding common stock in the open market. There was $6,566,000 remaining available for future share repurchases under the $10 million authorized amount as of December 31, 2010. General Physics is otherwise currently restricted from paying dividends or management fees to the Company in excess of $1,000,000 in any year.

As of December 31, 2010, there were no borrowings outstanding and $29,778,000 of available borrowings under the Credit Agreement, based upon 80% of eligible accounts receivable and 80% of eligible unbilled receivables.

(7)                     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31,
	2010	2009
Trade accounts payable	$8,572	$6,327
Accrued salaries, vacation and benefits	10,174	8,130
Accrued contingent consideration	3,062	809
Other accrued expenses	10,886	8,198
	$32,694	$23,464

As of December 31, 2010 and 2009, the Company also had accrued contingent consideration totaling $2,670,000 and $4,249,000, respectively, related to acquisitions which is included in other long-term liabilities on the consolidated balance sheet and represents the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.

(8)                     Employee Benefit Plan

The Company offers a Retirement Savings Plan (the “Plan”) to its employees. Eligible employees may elect to contribute at any time, and contributions begin as soon as administratively feasible thereafter.  The Plan permits pre-tax contributions to the Plan by participants pursuant to Section 401(K) of the Internal Revenue Code (IRC).  The Company may make matching contributions at its discretion. In 2010, 2009 and 2008, the Company contributed 48,440, 73,614, and 234,665 shares, respectively, of the Company’s common stock directly to the Plan with a value of approximately $440,000, $349,000 and $1,724,000, respectively. In addition, the Company contributed cash of $160,000 and $83,000 to the Plan for matching contributions for the years ended December 31, 2010 and 2009, respectively. For the years ended December 31, 2010, 2009 and 2008, the Company recognized total compensation expense of $601,000, $432,000 and $1,724,000, respectively, in the consolidated statements of operations for matching contributions to the Plan.

(9)       Income Taxes

The components of income before income taxes and income tax expense for the years ended December 31, 2010, 2009, and 2008 are as follows (in thousands):

	Years ended December 31,
	2010	2009	2008
Income (loss) before income taxes:
Domestic	$17,452	$3,642	$11,843
Foreign	3,400	(247)	2,307
Total income before income taxes	$20,852	$3,395	$14,150

Income tax expense:
Current:
Federal	$4,633	$829	$4,456
State and local	1,095	900	1,092
Foreign	1,328	994	699
Total current	7,056	2,723	6,247
Deferred:
Federal	1,023	2,088	79
State and local	149	(23)	(30)
Foreign	(108)	(203)	17
Total deferred	1,064	1,862	66
Total income tax expense	$8,120	$4,585	$6,313

The deferred tax expense excludes activity in the net deferred tax assets relating to amounts recorded directly to stockholders’ equity and goodwill. Income before income tax expense generated from foreign entities was approximately $2,186,000, $125,000, and $802,000 in 2010, 2009 and 2008, respectively.

The difference between the expense for income tax expense computed at the statutory rate and the reported amount of income tax expense is as follows:

	December 31,
	2010	2009	2008
Federal income tax rate	35.0%	35.0%	35.0%
State and local taxes net of federal benefit	3.8	5.4	5.2
Foreign taxes, net of federal benefit	5.2	3.9	4.0
Tax impact of foreign losses for which no U.S. tax benefit has been provided	(3.7)	(0.3)	(2.0)
Permanent differences	0.1	1.7	2.8
Valuation allowance adjustments	(0.5)	(0.4)	0.1
Effect of goodwill impairment loss	—	90.0	—
Other	(1.0)	(0.2)	(0.5)

Effective tax rate	38.9%	135.1%	44.6%

In connection with the $10,163,000 goodwill and intangible asset impairment loss incurred during the second quarter of 2009, the Company recognized a $1,536,000 income tax benefit for the tax deductible portion of goodwill which was written off.  Excluding the impact of the impairment loss in 2009, the effective income tax rate was 45.1% for the year ended December 31, 2009 compared to an effective rate of 38.9% for the year ended December 31, 2010. Approximately 2.1% of the decrease in the effective income tax rate is due to a larger portion of the Company’s 2010 income being derived from foreign jurisdictions which are taxed at lower rates and approximately 2.0% of the decrease is due to the closure of the Company’s Malaysian operations during 2010 for which the Company recognized a loss on its investment for tax purposes. In addition, during 2010 in conjunction with the filing of the 2009 tax return, the Company identified an error in the deferred tax liabilities on the consolidated balance sheet.  The Company recorded a $420,000 decrease in tax expense during the fourth quarter of 2010 to correct the error which had accumulated over several prior years. The error correction resulted in a 2.0% decrease in the effective income tax rate for 2010 compared to 2009. The Company determined that the out-of-period correction was not material quantitatively or qualitatively to the consolidated financial statements taken as a whole for any of the periods in which the accounts were mis-stated.

As of December 31, 2010, the Company had utilized all of its available credit carryovers for Federal tax purposes. In addition, as of December 31, 2010, the Company had foreign net operating loss carryforwards of $852,000 which expire in 2011 and beyond. There is a valuation allowance of $769,000 against the foreign net operating loss carryforwards due to the uncertainty of future profitability in foreign jurisdictions.

As of December 31, 2010, the Company had $2,218,000 of unrecognized tax benefits, all of which would impact the effective tax rate if recognized. The Company does not expect any material changes to its uncertain tax positions in the next twelve months. The Company recognizes interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2010, 2009 and 2008, the Company recognized $93,000, $73,000 and $0, respectively, of interest expense related to these tax positions which is reflected as income tax expense in the consolidated statements of operations. As of December 31, 2010, the Company had $166,000 of accrued interest related to these tax positions. Prior to January 2009, the Company did not recognize interest expense due to the existence of net operating loss carryforwards in the years in which the related tax positions were taken.  The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examination by tax authorities for years prior to 2002.

The tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities that are included in the net deferred tax assets and liabilities are summarized as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Allowance for doubtful accounts	$273	$218
Accrued liabilities	926	530
Stock-based compensation expense	811	573
Net federal, state and foreign operating loss carryforwards	855	1,004
Deferred tax assets	2,865	2,325
Deferred tax liabilities:
Intangible assets, property and equipment, principally due to difference in depreciation and amortization	3,828	1,643
Net deferred tax assets (liabilities)	(963)	682
Less valuation allowance	(701)	(814)
Net deferred tax liabilities, net of valuation allowance	$(1,664)	$(132)

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

(10)              Comprehensive Income

The following are the components of comprehensive income (loss) (in thousands):

	Years ended December 31,
	2010	2009	2008
Net income (loss)	$12,732	$(1,190)	$7,837
Other comprehensive income (loss)	(281)	683	(2,168)
Comprehensive income (loss)	$12,451	$(507)	$5,669

Other comprehensive income (loss) consists of foreign currency translations adjustments. As of December 31, 2010 and 2009, accumulated other comprehensive loss was $2,227,000 and $1,946,000, respectively, and consisted of foreign currency translation adjustments, net of tax.

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

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Years ended December 31,
	2010	2009	2008
Non-qualified stock options	$794	$477	$477
Restricted stock units	584	771	433
Board of Director stock grants	279	191	143
Total	$1,657	$1,439	$1,053

The Company recognized a deferred income tax benefit of $551,000, $499,000 and $364,000, respectively, during the years ended December 31, 2010, 2009, and 2008 associated with the compensation expense recognized in its consolidated financial statements.  As of December 31, 2010, the Company had non-qualified stock options and restricted stock units outstanding under these plans as discussed below.

Non-Qualified Stock Options

Non-qualified stock options are granted with an exercise price not less than the fair market value of the Company’s common stock at the date of grant, vest over a period up to ten years, and expire at various terms up to ten years from the date of grant.

Summarized information for the Company’s non-qualified stock options is as follows:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
Stock Options	options	exercise price	term	value
Outstanding at December 31, 2009	933,011	$10.40
Granted	500,000	7.51
Exercised	(34,621)	4.20
Forfeited	(6,526)	10.88
Expired	(14,094)	5.28
Outstanding at December 31, 2010	1,377,770	$9.56	3.39	$1,780,000
Stock options expected to vest	1,258,650	$9.62	3.32	$1,556,000
Exercisable at December 31, 2010	419,341	$10.34	2.35	$284,000

No stock options were granted during the year ended December 31, 2009. Summarized weighted average information for non-qualified stock options granted to certain key personnel during the years ended December 31, 2010 and 2008 is as follows:

	2010	2008
Number of options granted	500,000	12,600
Exercise price	$7.52	$9.66
Vesting term	5 years	3 years
Contractual term	6 years	5 years
Grant-date fair value	$3.15	$2.29

Black-Scholes assumptions:
Expected term	4.6 years	3.5 years
Expected stock price volatility	47.6%	27.6%
Risk-free interest rate	2.15%	2.34%
Expected dividend yield	—%	—%

As of December 31, 2010, the Company had approximately $1,833,000 of unrecognized compensation cost related to the unvested portion of outstanding stock options to be recognized on a straight-line basis over a weighted average remaining service period of approximately 3.1 years.

The Company received cash for the exercise price associated with stock options exercised of $39,000, $51,000, and $55,000 during the years ended December 31, 2010, 2009 and 2008, respectively. During the year ended December 31, 2010, the Company settled 24,425 outstanding stock options held by Company employees for cash payments totaling $83,000, which represented the fair value of those stock options upon settlement. The total intrinsic value realized by participants on stock options exercised and/or settled was $130,000, $37,000, and $67,000 during the years ended December 31, 2010, 2009 and 2008, respectively. During the years ended December 31, 2010 and 2008, the Company realized income tax benefits of $129,000 and $1,964,000, respectively, related to stock option exercises and restricted stock vesting, which are reflected as an increase to additional paid-in capital on the consolidated statement of stockholders’ equity.

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

		Weighted
	Year ended	average
	December 31,	grant date
	2010	fair value
	(In shares)	(In dollars)
Outstanding and unvested, beginning of period	314,406	$6.52
Granted	9,424	8.98
Vested	(121,757)	6.81
Forfeited	(6,457)	6.71
Outstanding and unvested, end of period	195,616	$6.45
Restricted stock units expected to vest	156,744	$6.70

The total intrinsic value realized by participants upon the vesting of restricted stock units was $1,071,000, $796,000 and $467,000 during the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, the Company had unrecognized compensation cost of $1,018,000 related to the unvested portion of its outstanding restricted stock units expected to be recognized over a weighted average remaining service period of 2.1 years.

(12)              Common Stock

The holders of common stock are entitled to one vote per share. As of December 31, 2010, there were 18,709,041 shares of common stock issued and outstanding. In addition, as of December 31, 2010, 1,573,386 shares were reserved for issuance under outstanding equity compensation awards such as stock options and restricted stock units and an additional 113,202 and 1,446,164 shares were available for issuance for future grants of awards under the Company’s 2003 Plan and the Non-Qualified Plan, respectively.

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

Registration Rights Agreement

In connection with the Offering, on December 30, 2009, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Sagard.  Pursuant to the Registration Rights Agreement, the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) no later than September 30, 2010 for purposes of registering the resale of the Shares and any shares of common stock issued pursuant to the preemptive rights under Section 4(l) of the Purchase Agreement (or any shares of common stock issuable upon exercise, conversion or exchange of securities issued pursuant to the preemptive rights).  The Company agreed to use its reasonable best efforts to cause this registration statement to be declared effective by the SEC no later than December 30, 2010. If the Company failed to meet either of these deadlines, fails to meet filing or effectiveness deadlines with respect to any additional registration statements required by the Registration Rights Agreement, or fails to keep any registration statements continuously effective (with limited exceptions), the Company will be obligated to pay to the holders of the Shares liquidated damages in the amount of 1% of the purchase price for the Shares per month, up to a maximum of $2,400,000.  The Company also agreed, among other things, to indemnify the selling holders under the registration statements from certain liabilities and to pay all fees and expenses (excluding underwriting discounts and selling commissions and all legal fees of the selling holders in excess of $25,000) incident to the Company’s obligations under the Registration Rights Agreement. The Company filed the registration statement with the SEC on September 27, 2010 and it was declared effective by the SEC on October 8, 2010.

Stock Repurchase Program

Since January 2006, the Company’s Board of Directors has authorized a total of $23,000,000 of repurchases of the Company’s common stock from time to time in the open market, subject to prevailing business and market conditions and other factors.  During the years ended December 31, 2010, 2009 and 2008, the Company repurchased approximately 37,000, 526,000 and 1,091,000 shares, respectively, of its common stock in the open market for a total cost of approximately $266,000, $2,166,000 and $8,797,000, respectively. As of December 31, 2010, there was approximately $2,119,000 available for future repurchases under the buyback program. There is no expiration date for the repurchase program.

(13)              Business Segments

As of December 31, 2010, the Company operated through four reportable business segments: (i) Manufacturing & BPO, (ii) Process & Government, (iii) Energy, and (iv) Sandy Training & Marketing (“Sandy”). The Company is organized by operating group, primarily based upon the markets served by each group and the services performed. Each operating group consists of strategic business units (“SBUs”) and business units (“BUs”) which are focused on providing specific products and services to certain classes of customers or within targeted markets. Across operating groups, SBUs and BUs, the Company integrates similar service lines, technology, information, work products, client management and other resources. Communications and market research, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development. The Company’s Manufacturing & BPO segment represents an aggregation of two operating groups in accordance with the aggregation criteria in U.S. GAAP, while the Process & Government, Energy and Sandy groups each represent one operating segment. During the first quarter of 2010, the Company transferred the management responsibility for one of its business units from the Process & Government segment to the Manufacturing & BPO segment. The Company has reclassified the segment financial information herein for the prior years to reflect this change and conform to the current period’s presentation. Further information regarding each business segment is discussed below. The Company reviews its reportable business segments on a continual basis and could change its reportable business segments from time to time in the event of organizational changes.

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

Process & Government. The Process & Government segment has over four decades of experience providing consulting, engineering, technical and training services, including emergency preparedness, safety and regulatory compliance, chemical demilitarization and environmental services primarily to federal and state government agencies and large government contractors. This segment also provides design and construction of alternative fuel stations, including LNG and hydrogen fueling stations.

Energy. The Energy segment provides engineering services, products and training primarily to electric power utilities. The Company’s proprietary EtaProTM Performance Monitoring and Optimization System provides a suite of performance solutions for power generation plants and is installed at approximately 800 power generating units in over 30 countries. In addition, this segment provides web-based training through our GPiLearnTM portal to over 30,000 power plant personnel in the U.S. and in over 40 countries.

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

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income tax expense (in thousands):

	Years ended December 31,
	2010	2009	2008
Revenue:
Manufacturing & BPO	$146,675	$98,929	$123,060
Process & Government	43,140	52,003	50,375
Energy	22,958	22,674	22,018
Sandy Training & Marketing	47,153	45,634	72,440
	$259,926	$219,240	$267,893
Operating income (loss):
Manufacturing & BPO (a)	$10,221	$(5,543)	$9,010
Process & Government	3,275	3,594	5,242
Energy	5,468	4,474	4,610
Sandy Training & Marketing (b)	1,890	2,411	(3,210)
Corporate and other	(1,630)	(1,808)	(1,889)
Gain on change in fair value of contingent consideration	1,313	—	—
	20,537	3,128	13,763

Interest expense	(236)	(217)	(699)
Other income	551	484	1,086
Income before income tax expense	$20,852	$3,395	$14,150

(a)  The operating loss for the Manufacturing & BPO segment includes a $10,163,000 goodwill and intangible asset impairment loss for the year ended December 31, 2009 .

(b)  The operating loss for the Sandy segment includes a $5,508,000 goodwill impairment loss for the year ended December 31, 2008.

Additional information relating to the Company’s business segments is as follows (in thousands):

	December 31,
	2010	2009
Identifiable assets:
Manufacturing & BPO	$119,412	$94,171
Process & Government	28,046	28,985
Energy	16,583	15,398
Sandy Training & Marketing	19,151	17,253
Corporate and other	4	894
Total assets	$183,196	$156,701

Identifiable assets by business segment are those assets that are used in the Company’s operations in each segment. Corporate and other assets consist primarily of cash and cash equivalents, other assets, and deferred tax assets and liabilities.

	Years ended December 31,
	2010	2009	2008
Additions to property, plant and equipment:
Manufacturing & BPO	$463	$451	$1,034
Process & Government	253	76	100
Energy	31	38	162
Sandy Training & Marketing	9	3	332
Corporate and other	775	606	308
	$1,531	$1,174	$1,936
Depreciation and amortization:
Manufacturing & BPO	$2,114	$1,323	$1,447
Process & Government	37	43	53
Energy	386	397	212
Sandy Training & Marketing	478	581	636
Corporate and other	1,215	1,036	1,100
	$4,230	$3,380	$3,448

Information about the Company’s revenue in different geographic regions, which are attributable to the Company’s wholly owned subsidiaries located in the United Kingdom, Canada, Mexico, Singapore, China and India is as follows (in thousands):

	Years ended December 31,
	2010	2009	2008
United States	$214,194	$188,181	$233,679
United Kingdom	39,734	24,163	26,485
Other	5,998	6,896	7,729
	$259,926	$219,240	$267,893

Information about the Company’s total assets in different geographic regions is as follows (in thousands):

	December 31,
	2010	2009
United States	$151,168	$136,035
United Kingdom	28,441	16,445
Other	3,587	4,221
	$183,196	$156,701

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

Minimum rentals under long-term operating leases are as follows (in thousands):

	Real	Machinery and
	property	equipment	Total
2011	$5,058	$606	$5,664
2012	4,697	275	4,972
2013	3,470	140	3,610
2014	2,591	76	2,667
2015	1,217	8	1,225
Thereafter	1,220	1	1,221
Total	$18,253	$1,106	$19,359

Certain of the leases contain provisions for rent escalation based primarily on increases in a specified Consumer Price Index, real estate taxes and operating costs incurred by the lessor. Rent expense was approximately $5,769,000, $5,504,000 and $5,203,000 for 2010, 2009 and 2008, respectively.

Other

As of December 31, 2010, the Company had two outstanding letters of credit totaling $135,000, which expire in 2011.

Guarantees

Subsequent to the spin-off of NPDC in 2004, the Company continued to guaranty the lease of a warehouse used by NPDC’s subsidiary, Five Star Products, Inc. In connection with the spin-off of NPDC, NPDC agreed to assume the Company’s obligations under the guaranty, to use commercially reasonable efforts to cause it to be released from the guaranty, and to hold the Company harmless from all claims, expenses and liabilities connected with the lease or NPDC’s breach of any agreements effecting the spin-off.  In connection with the warehouse lease, the landlord subsequently agreed to release the Company from liability under the guaranty if it delivered a letter of credit for $0.1 million to secure the tenant’s obligations under the lease.  The Company delivered the letter of credit in 2010 and understands that the term of the lease was scheduled to end February 28, 2011.  The Company does not expect to incur any material payments associated with this guaranty, and as such, no liability is reflected in the consolidated balance sheets.

Contingencies

On February 22, 2011, General Physics Corporation was named as a defendant in a complaint filed by the State of Tennessee in the Chancery Court for the 20th Judicial District of Tennessee.  The complaint alleges that defendants Bryan Oil Company (“Bryan Oil”), an executive of Bryan Oil, General Physics and a former employee of General Physics, violated provisions of the Tennessee Petroleum Underground Storage Tank Act (the “UST Act”) in connection with the removal of the contents of a waste oil storage tank and the filling of the tank with concrete in 1997 on a site owned by Bryan Oil in Tullahoma, Tennessee.  The State of Tennessee is seeking civil penalties in an amount not to exceed $10,000 per day for each violation of the UST Act, post-judgment interest on any award of damages and court costs. The State has also begun an administrative action requiring General Physics to show cause why it should not be removed from the State list of approved corrective action contractors. General Physics is investigating the allegations and believes that its actions complied with the UST Act and applicable regulations and that it has valid defenses against the State’s allegations.

(16)              Quarterly Information (unaudited)

The Company’s quarterly financial information has not been audited but, in management’s opinion, includes all adjustments necessary for a fair presentation.

	Three months ended				Year ended
(In thousands)	March 31	June 30	September 30	December 31	December 31
2010
Revenue	$56,890	$66,139	$66,078	$70,819	$259,926
Gross profit	8,184	10,710	11,227	12,569	42,690
Net income	2,171	3,143	3,143	4,275	12,732

Earnings per share:
Basic	$0.12	$0.17	$0.17	$0.23	$0.68
Diluted	$0.12	$0.17	$0.17	$0.23	$0.68

2009
Revenue	$53,591	$53,757	$54,099	$57,793	$219,240
Gross profit	7,489	8,735	8,888	8,979	34,091
Goodwill impairment loss	—	10,163	—	—	10,163
Net income (loss)	1,459	(6,619)	1,983	1,987	(1,190)

Earnings (loss) per share:
Basic	$0.09	$(0.42)	$0.13	$0.13	$(0.08)
Diluted	$0.09	$(0.42)	$0.13	$0.13	$(0.07)

The sum of the quarterly earnings per share amounts may not equal the total for the year due to the effects of rounding and dilution as a result of issuing common shares during the year.

During 2010 in conjunction with the filing of the 2009 tax return, the Company identified an error in the deferred tax liabilities on the consolidated balance sheet. The Company recorded a $420,000 decrease in tax expense during the fourth quarter of 2010 to correct the error which had accumulated over several prior years. The Company determined that the out-of-period correction was not material quantitatively or qualitatively to the consolidated financial statements taken as a whole for any of the periods in which the accounts were mis-stated.

(17)              Subsequent Event

On February 1, 2011, General Physics, through its wholly-owned subsidiaries GP Worldwide Hong Kong Limited and GP (Shanghai) Consulting Co., Ltd., acquired the training business and certain related assets of Cathay/Communication Consulting Limited (“Communication Consulting”), a Hong Kong-based training and consulting company with offices in Shanghai and Beijing, China, and Haryana (New Delhi) in India. Communication Consulting designs and delivers customized training solutions and specializes in the areas of leadership, communication skills, sales and customer service training. General Physics paid approximately $1,375,000 in cash at closing. In addition, the purchase agreement requires General Physics to pay $125,000 upon the completion of certain post-closing matters and up to an additional $700,000 of contingent consideration, which would be payable subsequent to each of the two twelve-month periods following completion of the acquisition, contingent upon the acquired business achieving certain earnings targets during those periods, as defined in the purchase agreement. The acquired Communication Consulting business will be included in the Manufacturing & BPO segment and the results of its operations will be included in the consolidated financial statements beginning February1, 2011.

Item 9:       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:        Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2010 were effective.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of internal control over financial reporting as of December 31, 2010 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (“COSO Framework”).  Based upon our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2010.

Our internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, whose report appears in Item 8.

(c) Changes in Internal Control over Financial Reporting

During the year ended December 31, 2010, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d—15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B:        Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The additional information required by this item will be either set forth under the Election of Directors section in the Proxy Statement for the 2010 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 30, 2011.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange (“NYSE”), and to furnish us with such reports. Based solely on a review of copies of such reports for 2010, we believe that during 2010 all reports applicable to our officers, directors and greater than 10% beneficial owners were filed on a timely basis.

Item 11. Executive Compensation

The information required by this item will be either set forth under the Executive Compensation section in the Proxy Statement for the 2011 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 30, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The additional information required by this item will be either set forth under the Principal Stockholders and Security Ownership of Directors and Named Executive Officers sections in the Proxy Statement for the 2011 Annual Meeting of Stockholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 30, 2011.

Equity Compensation Plan information as of December 31, 2010

		Non-Qualified
		Stock Option	Incentive
		Plan	Stock Plan
Plan category:
Equity compensation plans not approved by security holders:
(a)	Number of securities to be issued upon exercise of outstanding options	40,370
(b)	Weighted average exercise price of outstanding options	$3.59
(c)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in row (a)) (1)	1,446,164

Equity compensation plans approved by security holders:
(a)	Number of securities to be issued upon exercise of outstanding options, warrants and rights		1,337,400
(b)	Weighted average exercise price of outstanding options, warrants and rights		$9.74
(c)	Number of securities remaining available for future issuance under equity compensation plans		113,202

(1)	Does not include shares of common stock that may be issued to directors of the Company in lieu of cash for payment of quarterly director fees.

For a description of the material terms of the Company’s Non-Qualified Stock Option Plan and Incentive Stock Plan, see Note 11 to the Consolidated Financial Statements in Item 8 of this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be either set forth in the Certain Relationships and Related Transactions section of the Proxy Statement for the 2010 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 30, 2011.

Item 14. Principal Accounting Fees and Services

The information required by this item will be either set forth in the Ratification of Independent Registered Public Accounting Firm section of the Proxy Statement for the 2011 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 30, 2011.

Part IV

Item 15:         Exhibits and Financial Statement Schedules

(a)       The following documents are filed as a part of this Report:

(1)       Financial Statements of GP Strategies Corporation and Subsidiaries (Part II, Item 8):

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — December 31, 2010 and 2009

Consolidated Statements of Operations — Years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Stockholders’ Equity and Comprehensive Income — Years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows — Years ended December 31, 2010, 2009 and 2008

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

10.23

Form of Non-Qualified Stock Option Agreement between the Registrant and certain officers, dated January 21, 2010.  Incorporated herein by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

GP STRATEGIES CORPORATION

Dated: March 3, 2011	By	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Scott N. Greenberg
Scott N. Greenberg	Chief Executive Officer (Principal Executive Officer and Director)	March 3, 2011

/s/ Sharon Esposito-Mayer
Sharon Esposito-Mayer	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2011

/s/ Harvey P. Eisen
Harvey P. Eisen	Chairman of the Board of Directors	March 3, 2011

/s/ Daniel M. Friedberg
Daniel M. Friedberg	Director	March 3, 2011

/s/ Marshall S. Geller
Marshall S. Geller	Director	March 3, 2011

/s/ Sue W. Kelly
Sue W. Kelly	Director	March 3, 2011

/s/ Richard C. Pfenniger, Jr.
Richard C. Pfenniger, Jr.	Director	March 3, 2011

/s/ A. Marvin Strait
A. Marvin Strait	Director	March 3, 2011

/s/ Gene A. Washington
Gene A. Washington	Director	March 3, 2011

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Schedule of Valuation and Qualifying Accounts

Schedule II

(In thousands)

	Balance at			Balance at
	beginning		Deductions	end of
Allowance for doubtful accounts (A)	of year	Additions	(B)	year
Year ended December 31, 2010:	$566	139	(4)	$701
Year ended December 31, 2009:	$938	2	(374)	$566
Year ended December 31, 2008:	$865	191	(118)	$938

(A)  Deducted from accounts and other receivables on Consolidated Balance Sheets.

(B)  Write-off of uncollectible accounts, net of recoveries.

S-1