Form 10-K/A
period 2010-12-31
GP STRATEGIES CORP
filed 2011-04-29
CIK 70415

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The terms “we,” “our,” “us,” “GP Strategies” and “the Company” refer to GP Strategies Corporation and subsidiaries.

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our annual report on Form 10-K for the year ended December 31, 2010, originally filed on March 3, 2011 (the “Original Filing”).  We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2010.  In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (“SEC”), we are including with this Amendment certain currently dated certifications.  Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

Except as described above, no other changes have been made to the Original Filing.  Unless expressly stated, this Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our directors and executive officers as of March 31, 2011:

Name	Age	Position
Scott N. Greenberg (1)	54	Chief Executive Officer; Director
Harvey P. Eisen (1), (2), (3)	68	Chairman of the Board of Directors
Daniel M. Friedberg (1), (2), (3), (4)	49	Director
Marshall S. Geller (1), (2), (3)	72	Director
Sue W. Kelly (3), (4)	74	Director
Richard C. Pfenniger, Jr. (3), (4)	55	Director
A. Marvin Strait (2), (4)	77	Director
Gene A. Washington (2), (4)	64	Director
Douglas E. Sharp (5)	52	President
Sharon Esposito-Mayer	44	Executive Vice President & Chief Financial Officer
Karl Baer	51	Executive Vice President
Donald R. Duquette	57	Executive Vice President
Fredric H. Strickland	67	Executive Vice President
Kenneth L. Crawford	52	Senior Vice President, General Counsel & Secretary

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

Marshall S. Geller is the Founder and Senior Managing Director of St. Cloud Capital, a Los Angeles based private equity fund formed in December 2001.  He has spent more than 40 years in corporate finance and investment banking, including 21 years as Senior Managing Partner of Bear, Stearns & Co., with oversight of all operations in Los Angeles, San Francisco, Chicago, Hong Kong and the Far East. Mr. Geller is currently a Director on the boards of National Holdings Corporation, California Pizza Kitchen, Inc. and Guidance Software, Inc., and is on the Board of Governors of Cedars Sinai Medical Center, Los Angeles. Mr. Geller also serves on the Dean’s Advisory Council for the College of Business & Economics at California State University, Los Angeles, and on the Little Hoover Commission, an independent California state oversight agency.  During the past five years, Mr. Geller has also been a director of 1st Century Bancshares, ShopNBC-ValueVision Media, Inc., SCPIE Holdings, Inc., and Blue Holdings Inc. Mr. Geller has served on our Board of Directors since 2002. As the managing director of a private equity fund and a director of other public companies, Mr. Geller brings to the Board many years of experience and expertise as an investor in and advisor to companies in various sectors.

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

A. Marvin Strait presently practices as a Certified Public Accountant under the name A. Marvin Strait, CPA. He has practiced in the field of public accountancy in Colorado for over 40 years. He presently serves as a member of the Board of Trustees of the Colorado Springs Fine Arts Center Foundation, the Sam S. Bloom Foundation, The Penrose-St. Francis Health Foundation and Pikes Peak Educational Foundation. He also presently serves as a member of the Board of Directors and Chairman of the Audit Committee of Sturm Financial Group, Inc. and Continucare Corporation, and on the Board of Directors of the Denver School of Nursing and the Community Advisory Panel of American National Bank. Mr. Strait previously served as the Chairman of the Board of Directors of the American Institute of Certified Public Accountants (AICPA), as President of the Colorado Society of Certified Public Accountants and the Colorado State Board of Accountancy, and serves as a permanent member of the AICPA Governing Council. From 2006 through the spring of 2009, Mr. Strait served as a director and chairman of the audit committee of RAE Systems, Inc. Mr. Strait has served on our Board of Directors since December 2007. Mr. Strait brings to the Board significant expertise in accounting and financial matters and in analyzing and evaluating financial statements. He has served on the audit committees of several companies, and is Chair of our Audit Committee.

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

Stockholder Recommendations for Board Nominees

Our Nominating/Corporate Governance Committee identifies individuals qualified to be Board members, evaluates any stockholder recommendations for Board membership, and develops and recommends corporate governance policies and procedures. The charter for our Nominating/Corporate Governance Committee is available on our website at www.gpworldwide.com under the “Corporate Governance” page of the “Investors” section. A copy of this document is also available in print, without charge, upon request to our Corporate Secretary. We did not implement any changes to our process for stockholder recommendations of director nominees during 2010.

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

Topics discussed by the Compensation Committee during 2010 meetings included, but were not limited to, the following:

•                Competitive compensation and stock awards for the Executive Management Team and our non-employee directors;

•                Review and approval of stock awards, bonus awards and salary changes for the Executive Management

Team and non-executive officers with a rank of Vice President or above; and

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

Setting Executive Compensation

Each year we evaluate whether the elements of our executive compensation program are aligned with our compensation philosophy and objectives, while also promoting the interests of our shareholders.  As part of this evaluation, we subscribe annually to a number of compensation data resources to evaluate the compensation of our executive officers compared to similar positions in the marketplace, including resources published by CompAnalyst, Western Management Group and the Institute of Management & Administration. The surveys provide base salary and bonus compensation data. In addition, in 2010, to assist management and the Compensation Committee in assessing and determining competitive compensation packages, we engaged an independent compensation consultant to evaluate our base compensation and bonus structure for certain executive officers and other key employees. The compensation consultant prepared an analysis (the “Executive Compensation Analysis”) comparing the base level salary and bonus compensation structure of our executive officers and other key employees to those of executives in similar positions with similar responsibilities as described in executive compensation surveys obtained from Mercer Human Resource Consulting and Watson Wyatt. The consultant determined relevant similar positions based on business focus, executive job descriptions and size of company based on revenue.  The surveys analyzed by the consultant to prepare the Executive Compensation Analysis provided base salary and bonus compensation data for similarly sized companies, but did not identify the component companies by name. The Executive Compensation Analysis compared the base salary and total compensation for certain of our executive officers to corresponding data in the 25th percentile, 50th percentile and 75th percentile for executives in similar positions covered by the surveys.

In general, our objective is to compensate our executive officers at levels between the 50th and 75th percentiles for executives in similar positions at similarly sized companies, which we believe usually allows us to satisfy the objectives described above.  The Compensation Committee has sometimes deemed it appropriate to compensate certain executives at levels outside the 50th to 75th percentile for executives in similar positions due to the executives’ experience and the market for executives with similar experience, scope of responsibility, accountability and impact on our operations, and the impact their departure could potentially have on our performance.

Except as described below, our Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation.

Elements of Compensation

Base Salary

Salaries are typically considered annually, as well as upon promotion or other change in job responsibility. The Compensation Committee, with input from the Chief Executive Officer, considers competitive, individual and company performance data in order to make compensation decisions that will incentivize, retain and maintain a competitive standing for each executive officer. The Compensation Committee considers several factors when adjusting an executive’s salary, including individual and company performance, the executive’s market value and prospective value to us, the knowledge, experience and accomplishments of the executive, the executive’s level of responsibility, the recommendation of the Chief Executive Officer and the compensation levels for individuals with similar credentials. In 2010, the Compensation Committee utilized the Executive Compensation Analysis to assist in determining the appropriate adjustment to each executive’s annual base salary. The Executive Compensation Analysis compared the base salaries for our executives with those of executives in similar positions with similar responsibilities at a number of similarly sized companies, analyzing various factors including revenues, responsibilities and markets served.  The Compensation Committee compared compensation of our executive officers to that of executives in comparable positions with comparable responsibilities to ensure the compensation of our executive officers was competitive with that of the relevant marketplace.

Cash-Based Incentive Compensation (Bonus)

On June 30, 2010, our Board of Directors approved a Cash Bonus Plan (the “Bonus Plan”) to replace the existing bonus plan. The Bonus Plan provides for the payment of cash bonuses to eligible employees and executive officers, including the Named Executive Officers except for Scott Greenberg, Chief Executive Officer, and Douglas Sharp, President, who are not currently eligible to participate in the Bonus Plan as their bonuses are determined under their individual employment agreements (see further discussion below).

The Bonus Plan contains separate formulas and incentives for the executive team, business unit leaders and all other employees.  Each part of the plan sets forth, among other things, (1) which levels of executives or employees are eligible to participate in that part of the plan, (2) the method of determining the amount of bonuses available for distribution under that part of the plan, and (3) performance criteria to be used in determining the amount, if any, of each participant’s bonus.  For purposes of the Bonus Plan, our executive team includes the aforementioned Named Executive Officers and certain other executive and senior vice presidents.  The total bonus pool that may be allocated among the executive team will not exceed 50% of the executive team’s total base salaries and is determined by using a formula based on our revenue growth and pre-tax income growth over the prior year’s results.  Once the bonus pool is established, the amount of each executive team member’s potential cash bonus, if any, is determined using a score (up to 100 points) given to each executive team member based upon the attainment of the performance objectives recommended by the Chief Executive Officer and approved by the Compensation Committee of the Board of Directors.  Performance objectives include specific corporate level, group level (or for executive team members who are not group leaders, additional corporate level) and individual objectives. Corporate level and group level objectives are based on revenue and pre-tax income growth of the Company and the operating group within the Company for which the executive is responsible, compared to the prior fiscal year results, adjusted for acquisitions during the year and other non-recurring items when deemed appropriate. For 2010, executive team members could achieve maximum scores of 15 points under the Bonus Plan for corporate revenue growth of 10% or more and 15 additional points for corporate pre-tax income growth of 20% or more, and maximum scores of 25 points under the Bonus Plan for group revenue growth of 15% or more and 25 additional points for group gross profit growth of 30% or more.  Achievement of individual goals may add up to 20 more points to each executive team member’s score. Each executive team member’s potential bonus under the plan is equal to the amount of the bonus pool multiplied by the percentage determined by dividing such executive team member’s score by the total of all executive team members’ scores. Annual bonuses are paid in cash after review and approval by the Compensation Committee, typically in April following completion of each fiscal year. For the year ended December 31, 2010, the Chief Executive Officer presented the Compensation Committee with potential bonus amounts payable to executive officers and other senior managers as calculated under the Bonus Plan, along with recommendations for bonus amounts actually to be paid. For the executive team, excluding the Chief Executive Officer and the President, the Chief Executive Officer recommended bonus amounts that were equal to or less than the amounts calculated under the Bonus Plan.  Based upon the Chief Executive Officer’s recommendation, the Compensation Committee approved bonuses of $75,000 for Ms. Esposito-Mayer, $75,000 for Mr. Duquette and $60,000 for Mr. Baer, which were slightly less than the calculated amounts under the Bonus Plan.

The employment agreements with our Chief Executive Officer and our President contain formulas for determining their annual cash bonuses.  The formula ties the bonus payable to them to increases in our earnings before income taxes, depreciation and amortization (“EBITDA”) compared to the prior year, as adjusted for acquisitions and dispositions and other extraordinary or unusual nonrecurring items as defined in their employment agreements. EBITDA is a widely used non-GAAP financial measure of operating performance. EBITDA is calculated by adding back interest expense, income tax expense, depreciation and amortization to net income, and adjusting for certain non-recurring items such as goodwill impairment and restructuring charges. Under their employment agreements, the Chief Executive Officer’s and President’s bonuses are (a) 1% of base salary for each 1% increase in EBITDA, up to a 10% increase; (b) then 2% of base salary for each 1% increase in EBITDA, up to a 15% increase; (c) then 3% of base salary for each 1% increase in EBITDA, up to a 25% increase; subject to a maximum bonus for any calendar year of 50% of his base salary for that year. In calculating the bonus for Mr. Greenberg and Mr. Sharp, for any year in which we acquire any business, the formula set forth in their employment agreements requires that EBITDA for the prior year be adjusted to reflect the budgeted EBITDA of the acquired business (as set forth in the budget numbers on which the acquisition was based) for the period from the date of the acquisition to the end of the calendar year in which the acquisition takes place.

For 2010, our EBITDA, as adjusted for acquisitions in 2009 and 2010 and other nonrecurring items, increased 14.3%. For 2010, the bonuses determined in accordance with their employment agreements (the “Employment Agreement Bonuses”) were $74,800 for Mr. Greenberg and $67,900 for Mr. Sharp. In addition to the Employment Agreement Bonuses, the Compensation Committee approved additional discretionary bonuses of $25,200 to Mr. Greenberg and $27,100 to Mr. Sharp based upon our financial and operating performance as well as other factors not deemed to be adequately represented in the employment agreement formulas. As a result, the total cash bonuses paid in respect of the year ended December 31, 2010, were $100,000 to Mr. Greenberg and $95,000 to Mr. Sharp. The Employment Agreement Bonuses and the Discretionary Bonuses for fiscal 2010, 2009 and 2008 are reflected in the columns of the Summary Compensation Table entitled “Non-Equity Incentive Plan Compensation” and “Bonuses,” respectively.

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

Other Benefits

We also provide our named executive officers with the following other benefits as part of our overall compensation program and which we believe are consistent with the types of benefits offered by competitors:

•      Retirement Savings Plan: We maintain a defined contribution 401(k) plan in which all eligible employees may participate. The company may make matching contributions under the 401(k) Plan at its discretion equal to a uniform percentage of the first 7% of base compensation for eligible employees.

•        Health and Welfare Benefits:  All full-time employees, including our named executive officers, may participate in our health and welfare benefit programs, including medical, dental and vision care coverage, disability insurance and life insurance.

•        Life Insurance Premiums: Life insurance policies, in excess of the standard life insurance plans offered to full-time employees, are offered to the named executive officers.  During 2010, the executive life insurance policies provided coverage up to five times the executive’s annual base salary.  The premiums are fully paid by us.  A policy may, at the executive’s election, be transferred to the executive upon termination of employment.

•        Automobile Allowances: During 2010, each of the named executive officers either used a vehicle leased or owned by us for both business and personal use or received a monthly car allowance in lieu of using a vehicle leased or owned by us.

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

Summary Compensation Table

The following table sets forth all compensation earned by each of the named executive officers for the years ended December 31, 2010, 2009 and 2008. The named executive officers are the Chief Executive Officer and the Chief Financial Officer, and the three other most highly compensated officers who were serving as executive officers at December 31, 2010.

Name and principal position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($) (5)	Total ($)

Scott N. Greenberg	2010	377,125	25,200	—	381,096	74,800	(3)	10,298	868,519
Chief Executive Officer	2009	363,000	15,000	—	—	—		10,510	388,510
	2008	354,250	—	120,000	—	17,000		17,345	508,595

Sharon Esposito-Mayer	2010	258,750	—	—	137,480	75,000	(4)	12,254	483,484
Executive Vice President and Chief Financial Officer	2009	255,000	15,000	—	—	—		11,440	281,440
	2008	241,875	15,000	79,998	—	—		16,241	353,114

Douglas E. Sharp	2010	353,125	27,100	—	333,459	67,900	(3)	16,017	797,601
President	2009	350,000	15,000	—	—	—		14,565	379,565
	2008	341,250	—	105,000	—	17,000		17,698	480,948

Donald R. Duquette	2010	273,125	—	—	137,480	75,000	(4)	18,774	504,379
Executive Vice President	2009	270,000	15,000	—	—	—		17,182	302,182
	2008	243,750	20,000	75,000	—	—		18,292	357,042

Karl Baer	2010	265,083	—	—	76,378	60,000	(4)	14,885	416,346
Executive Vice President	2009	263,000	6,000	—	—	—		13,786	282,786
	2008	256,000	12,000	75,000	—	—		18,263	361,263

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

(3)   Bonus pursuant to Mr. Greenberg’s and Mr. Sharp’s employment agreements. See Compensation Discussion & Analysis.

(4)   Bonus pursuant to the Registrant’s Cash Bonus Plan. See Compensation Discussion & Analysis.

(5)   All other compensation includes matching contributions under our Retirement Savings Plan, automobile lease payments and/or allowances, and life insurance premiums. A breakdown of these amounts is as follows:

Name	Year	Company Matching Contributions to 401(k) Plan ($)	Automobile Payments or Allowance ($)	Life Insurance Premiums ($)	Total ($)

Scott N. Greenberg	2010	1,650	4,163	4,485	10,298
	2009	2,074	3,951	4,485	10,510
	2008	7,750	5,268	4,327	17,345

Sharon Esposito-Mayer	2010	2,616	8,150	1,488	12,254
	2009	1,820	8,150	1,470	11,440
	2008	7,107	7,788	1,346	16,241

Douglas E. Sharp	2010	3,134	8,398	4,485	16,017
	2009	2,608	7,472	4,485	14,565
	2008	7,750	5,621	4,327	17,698

Donald R. Duquette	2010	3,604	8,398	6,772	18,774
	2009	2,205	8,399	6,578	17,182
	2008	7,275	7,895	3,122	18,292

Karl Baer	2010	2,982	8,388	3,515	14,885
	2009	1,957	8,388	3,441	13,786
	2008	7,750	8,391	2,122	18,263

Grants of Plan-Based Awards

The following table sets forth certain information with respect to non-equity incentive plan awards and all other stock awards granted during the year ended December 31, 2010 to our named executive officers:

							All Other	All Other
							Stock	Option
							Awards:	Awards:	Exercise or	Grant Date
		Estimated Future Payouts Under					Number of	Number of	Base Price	Fair Value
		Non-Equity Incentive Plan Awards					Shares of	Securities	of Option	of Stock
Name	Grant Date	Threshold ($)	Target ($)		Maximum ($)		Stock or Units (#)	Underlying Options (#)	Awards ($/Sh)	and Option Awards
Scott N. Greenberg	n/a	—	74,800	(1)	201,000	(1)	—	—	—	—
Sharon Esposito-Mayer	n/a	—	75,000	(2)	—		—	—	—	—
Douglas E. Sharp	n/a	—	67,900	(1)	182,500	(1)	—	—	—	—
Donald R. Duquette	n/a	—	75,000	(2)	—		—	—	—	—
Karl Baer	n/a	—	60,000	(2)	—		—	—	—	—

(1)   The amounts represent the target and maximum bonus payment levels payable pursuant to a formula in Mr. Greenberg’s and Mr. Sharp’s employment agreements.  The formula is based upon EBITDA of GP Strategies and subsidiaries and is capped, for each executive, at 50% of his base salary. The actual bonus payments for 2010 were $100,000 for Mr. Greenberg and $95,000 for Mr. Sharp which are higher than the amounts calculated pursuant to their employment agreements (see Compensation Discussion & Analysis).

(2)   Bonus payments under the Cash Bonus Plan approved by the Compensation Committee (see Compensation Discussion & Analysis).

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to the value of all unexercised options and/or unvested restricted stock units previously awarded to our named executive officers as of December 31, 2010:

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($) (1)
Scott N. Greenberg	60,750	74,250	—	11.08	6/26/2013	10,000	(2)	102,400
	—	120,000	—	7.57	1/8/2016

Sharon Esposito-Mayer	31,500	38,500	—	11.08	6/26/2013	6,666	(2)	68,260
	—	45,000	—	7.27	1/21/2016
	120	—	—	3.01	2/7/2012
	120	—	—	3.93	12/10/2012

Douglas E. Sharp	51,750	63,250	—	11.08	6/26/2013	8,750	(2)	89,600
	—	105,000	—	7.57	1/8/2016
	120	—	—	3.01	2/7/2012

Donald R. Duquette	38,250	46,750	—	11.08	6/26/2013	6,250	(2)	64,000
	—	45,000	—	7.27	1/21/2016
	120	—	—	3.01	2/7/2012
	120	—	—	3.93	12/10/2012

Karl Baer	40,500	49,500	—	11.08	6/26/2013	6,250	(2)	64,000
	—	25,000	—	7.27	1/21/2016
	120	—	—	3.85	2/1/2011
	120	—	—	3.01	2/7/2012
	120	—	—	3.93	12/10/2012

(1)   Market value is based on the closing market price of our common stock on December 31, 2010 of $10.24 per share.

(2)   Represents unvested stock units granted on November 7, 2008 which vest 25% annually over four years subsequent to the grant date.

Option Exercises and Stock Vested

The table below sets forth the number of shares issued upon option exercises, the value realized on option exercises, the number of shares of restricted stock vested, and the realized value upon vesting of the restricted stock by our named executive officers during fiscal year 2010.

	Option Awards			Stock Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)		Number of shares acquired on vesting (#)	Value realized on vesting ($) (1)
Scott N. Greenberg	—	—		5,000	47,450
Sharon Esposito-Mayer	120	8,891	(2)	7,933	66,820
Douglas E. Sharp	120	21,068	(2)	4,375	41,519
Donald R. Duquette	120	17,011	(2)	6,325	54,136
Karl Baer	—	—		7,725	64,846

(1)   Represents stock units which vested during 2010. Value realized upon vesting is based on the closing market price of our common stock on each vesting date.

(2)   Includes value realized from the cash settlement of stock options which were due to expire in 2010 totaling $8,116 for Ms. Esposito-Mayer, $20,293 for Mr. Sharp and $16,235 for Mr. Duquette.

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

The “required notice” period is one month for each year of service with us but not more than fifteen months, which means fifteen months for Ms. Esposito-Mayer, Mr. Duquette and Mr. Baer.

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

The amounts shown in the table below assume that the noted triggering events occurred on December 31, 2010 with respect to the five named executive officers. Other relevant assumptions and explanations are provided in the footnotes following the table. The amounts shown reflect only the additional payments or benefits that a named executive officer would have received upon the occurrence of the respective triggering events listed below; they do not include the value of payments or benefits that would have been earned, or any amounts associated with equity awards that would have vested absent the triggering event. As discussed above, none of the named executive officers receive additional compensation in the event of voluntary or involuntary termination for “cause” or in the event of disability.

Potential Post-Employment Payments

Name / Element of Compensation	Termination due to Death		Termination Without Cause or for Good Reason, Excluding Change in Control		Termination due to Change in Control		Termination due to Management Change in Control
Scott N. Greenberg
Salary	$402,000	(1)	—		—		—
Severance	—		$1,226,375	(2)	$1,226,375	(2)	$817,583	(3)
Bonus (4)	—		100,000		100,000		100,000
Stock option	—		—		320,400	(5)	320,400	(5)
Benefits continuation	—		29,485	(6)	29,485	(6)	19,969	(7)
Total	$402,000		$1,355,860		$1,676,260		$1,257,952
Sharon Esposito-Mayer
Salary	$45,500	(8)	$341,250	(9)	—		—
Stock units (10)	—		—		$68,260		$68,260
Benefits continuation	—		12,601	(11)	—		—
Total	$45,500		$353,851		$68,260		$68,260
Douglas E. Sharp
Salary	$365,000	(1)	—		—		—
Severance	—		$1,171,375	(2)	$1,171,375	(2)	780,917	(3)
Bonus (4)	—		95,000		95,000		95,000
Stock options	—		—		281,218	(5)	281,218	(5)
Benefits continuation	—		29,485	(6)	29,485	(6)	10,144	(12)
Total	$365,000		$1,295,860		$1,577,078		$1,167,279
Donald R. Duquette
Salary	$47,500	(8)	$356,250	(9)	—		—
Stock units (10)	—		—		$64,000		$64,000
Benefits continuation	—		12,601	(11)	—		—
Total	$47,500		$368,851		$64,000		$64,000
Karl Baer
Salary	$45,500	(8)	$341,250	(9)	—		—
Stock units (10)	—		—		$64,000		$64,000
Benefits continuation	—		12,601	(11)	—		—
Total	$45,500		$353,851		$64,000		$64,000

(1)               Represents one year of current salary as of December 31, 2010.

(2)               Represents severance payment pursuant to employment agreement which equals the average of his cash compensation for the last three calendar years multiplied by three.

(3)     Represents severance payment pursuant to employment agreement which equals the average of his cash compensation for the last three calendar years multiplied by two.

(4)     Represents bonus earned during the year ended December 31, 2010 which would be due to the executive if any of the applicable triggering events occurred on December 31, 2010.

(5)     Pursuant to Messrs. Greenberg and Sharp’s employment agreements, in the event of a change in control of the Company, they can elect to surrender their outstanding stock options for a cash payment equal to the excess of the fair market value on the termination date of the common stock issuable upon exercise of the options over aggregate exercise price of the options surrendered. The amount included in the table represents the fair value of Messrs. Greenberg and Sharp’s outstanding options as of December 31, 2010 based on the closing price of our common stock on December 31, 2010 of $10.24.

(6)     Represents an estimate of the incremental cost to the Company for benefits continuation for three years subsequent to termination date.

(7)     Represents an estimate of the incremental cost to the Company for benefits continuation for two years subsequent to termination date.

(8)     Represents two full calendar months of current salary as of December 31, 2010.

(9)     Represents the current salary for fifteen months that would have been paid or accrued if the triggering event occurred as of December 31, 2010.

(10)   Represents the value of the number of stock units deemed to have vested for each triggering event. Value is based on the closing price of our common stock on December 31, 2010 of $10.24.

(11)   Represents an estimate of the incremental cost to the Company for benefits continuation for fifteen months subsequent to the termination date.

(12)   Represents an estimate of the incremental cost to the Company for benefits continuation for one year subsequent to the termination date.

Director Compensation

Our Board of Directors has adopted guidelines for the compensation of our non-employee directors. Our non-employee directors are paid a retainer of $25,000 per year. In addition, the Chairman of the Board receives an additional $40,000 per year; the Chairman of the Audit Committee receives an additional $15,000 per year; members of the Audit Committee receive an additional $5,000 per year; the Chairman of the Compensation Committee receives an additional $5,000 per year; and members of the Compensation Committee receive an additional $2,500 per year. These annual fees are prorated and paid on a quarterly basis. At the option of the directors, up to one-half of the fees may be paid in shares of our common stock. In addition, we issue shares of our common stock to our non-employee directors on a quarterly basis as additional compensation for their services as a director. During 2010, we issued each non-employee director 900 shares of our common stock per quarter.

In addition to the annual retainers, each non-employee director receives $1,500 for each Board meeting attended and $750 for each committee meeting attended, but only if the committee meeting is held on a different date than the Board meeting.

Directors Compensation Table

The following table shows the compensation earned by each individual who served as a director during the year ended December 31, 2010 (excluding Mr. Greenberg, whose compensation as Chief Executive Officer is shown above in the Summary Compensation Table):

Name	Fees earned or paid in cash ($)	Stock awards ($)	All other compensation ($)	Total ($)
Harvey P. Eisen	45,750	65,205	—	110,955
Daniel M. Friedberg (1)	43,000	31,455	—	74,455
Marshall S. Geller	42,000	31,455	—	73,455
Sue W. Kelly	42,750	31,455	—	74,205
Richard C. Pfenniger, Jr.	42,750	31,455	—	74,205
A. Marvin Strait	56,750	31,455	—	88,205
Gene A. Washington	46,000	31,455	—	77,455

(1)          Daniel Friedberg’s compensation for service on the Board of Directors was paid directly to Sagard Capital Partners, L.P.

Compensation Committee Interlocks and Insider Participation

Members of the Compensation Committee of our Board of Directors are Harvey P. Eisen, Daniel M. Friedberg, Marshall S. Geller, Chairman, A. Marvin Strait and Gene A. Washington. Harvey P. Eisen is the Chairman of the Board and Chief Executive Officer of NPDC and Scott N. Greenberg, our Chief Executive Officer, is a Director of NPDC. None of the members of the Compensation Committee during 2010 (a) was an officer or employee of the Company, (b) was a former officer of the Company or (c) had any relationship requiring disclosure by the Company under any paragraph of Item 404 of Regulation S-K.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” included in this Form 10-K. Based upon this review and discussion, the Compensation Committee recommended to our Board of Directors that the “Compensation Discussion and Analysis” be included in this Form 10-K/A for the fiscal year ended December 31, 2010 filed with the SEC.

COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

Harvey P. Eisen

Daniel M. Friedberg

Marshall S. Geller

A. Marvin Strait

Gene A. Washington

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of our common stock beneficially owned as of March 31, 2011 by each person who is known by us to beneficially own more than 5% of our outstanding common stock. As of March 31, 2011, there were 18,767,335 shares of our common stock issued and outstanding.

	Amount and
	Nature of		Percent of
Name of Beneficial Owner	Beneficial Owner		Class
Sagard Capital Partners, L.P.	2,880,343	(1)	15.3%
325 Greenwich Avenue
Greenwich, CT 06830

Royce & Associates, LLC	1,727,900	(2)	9.2%
745 Fifth Avenue
New York, NY 10151

Manatuck Hill Partners, LLC	1,454,970	(3)	7.8%
1465 Post Road East
Westport, CT 06880

Dimensional Fund Advisors LP	1,022,796	(4)	5.4%
Palisades West, Building One
6300 Bee Cave Road
Austin, TX 78746

(1)       Based on a Form 4 filed by Sagard Capital Partners, L.P. with the SEC on April 4, 2011.

(2)       Based on a Schedule 13G/A filed by Royce & Associates, LLC with the SEC on January 13, 2011.

(3)       Based on a Form 13F filed by Manatuck Hill Partners, LLC with the SEC on January 31, 2011.

(4)       Based on a Schedule 13G/A filed by Dimensional Fund Advisors LP (“Dimensional”) with the SEC on February 11, 2011. Dimensional has informed the Company that the shares are owned by advisory clients of Dimensional and that Dimensional disclaims beneficial ownership of such shares.

Security Ownership of Directors and Executive Officers

The following table sets forth, as of March 31, 2011, the beneficial ownership of common stock, by each director, each of the named executive officers, and all directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class (1)
Harvey P. Eisen	389,557	(2)	2.1%
Daniel M. Friedberg	2,880,343	(3)	15.3%
Marshall S. Geller	228,978		1.2%
Scott N. Greenberg	228,293	(4)	1.2%
Sue W. Kelly	14,833		*
Richard C. Pfenniger, Jr.	25,777		*
A. Marvin Strait	17,833		*
Gene A. Washington	15,833		*
Douglas E. Sharp	139,428	(5)	*
Sharon Esposito-Mayer	76,628	(5)	*
Donald R. Duquette	81,827	(5)	*
Karl Baer	84,432	(5)	*
Directors and Executive Officers as a group (13 persons)	4,275,949	(6)	22.4%

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

(4)   Includes (i) 84,750 shares of common stock issuable upon exercise of currently exercisable stock options, (ii) 13,294 shares of common stock allocated to Mr. Greenberg’s account pursuant to the provisions of our Retirement Savings Plan and (iii) 4,000 shares of common stock held by members of his family. Mr. Greenberg disclaims beneficial ownership of the 4,000 shares held by members of his family.

(5)   Includes (i) 72,870 shares for Mr. Sharp; 40,740 shares for Ms. Esposito-Mayer; 47,490 shares for Mr. Duquette and 45,860 shares for Mr. Baer, issuable upon exercise of currently exercisable stock options, and (ii) 14,468 shares for Mr. Sharp; 8,859 shares for Ms. Esposito-Mayer; 13,512 shares for Mr. Duquette and 8,419 shares for Mr. Baer allocated pursuant to the provisions of our Retirement Savings Plan.

(6)   Includes (i) 339,450 shares of common stock issuable upon exercise of currently exercisable stock options and (ii) 71,817 shares of common stock allocated to accounts pursuant to the provisions of our Retirement Savings Plan.

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

Guarantees

Subsequent to the spin-off of NPDC in 2004, we continued to guaranty the lease of a warehouse used by NPDC’s subsidiary, Five Star Products, Inc. In connection with the spin-off of NPDC, NPDC agreed to assume our obligation under such guarantee, to use commercially reasonable efforts to cause us to be released from such guarantee, and to hold us harmless from all claims, expenses and liabilities connected with the lease or NPDC’s breach of any agreements effecting the spin-off. In connection with the warehouse lease, the landlord subsequently agreed to release us from liability under the guarantee if we delivered a letter of credit for $0.1 million to secure the tenant’s obligations under the lease. We delivered the letter of credit in 2010 and understand that the term of the lease ended February 28, 2011.

Director Independence

Our Board of Directors reviews the independence of its members on an annual basis. No Director will be deemed to be independent unless the Board affirmatively determines that the Director in question has no material relationship with GP Strategies, directly as an officer, stockholder, member or partner of an organization that has a material relationship with GP Strategies. The Board has not adopted any categorical standards of Director independence, however, the Board of Directors employs the standards of independence of the NYSE rules currently in effect in making its determination that a Director qualifies as independent. In its annual review of Director independence, the Board considers all commercial, banking, consulting, legal, accounting, charitable or other business relationships any Director may have with GP Strategies. With regard to Messrs. Eisen and Greenberg, the Board also considered that Mr. Greenberg’s service as a director of NPDC is a legacy of the spin-

off of NPDC in 2004, he has not served as an officer of NPDC since 2007, he does not serve on the Compensation Committee of the NPDC board, the potential liability of the Company with respect to NPDC obligations is not material to the Company, and that there is no on-going business relationship between the Company and NPDC.  As a result of its annual review, the Board of Directors has determined that Harvey P. Eisen, Daniel M. Friedberg, Marshall S. Geller, Sue W. Kelly, Richard C. Pfenniger, Jr., A. Marvin Strait and Gene A. Washington are independent and that Scott N. Greenberg, our Chief Executive Officer, is not independent. We have Nominating/Corporate Governance, Compensation and Audit Committees and based on these standards, all current members of such committees are independent.

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accountant Fees

The following table sets forth the fees billed to us for the years ended December 31, 2010 and 2009 for professional services rendered by our independent registered public accountants, KPMG LLP:

	2010	2009
Audit Fees (1)	$866,000	$866,000
Audit-Related Fees (2)	22,000	22,000
Tax Fees (3)	114,000	164,000
All Other Fees	—	—
Total	$1,002,000	$1,052,000

(1)   Audit fees for both 2010 and 2009 consisted of $780,000 for the audit of our consolidated financial statements, including quarterly review services, fees with respect to the audit of internal control over financial reporting, and review of SEC reporting matters, and $86,000 for statutory audit services for a foreign subsidiary.

(2)   Audit-related fees for 2010 and 2009 consisted of the audit of the financial statements of employee benefit plans.

(3)   Tax fees for 2010 and 2009 consisted of fees for tax compliance services, including the review of tax returns, and tax consulting services including technical research.

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

Dated: April 29, 2011

	By:	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

/s/ Sharon Esposito-Mayer
Sharon Esposito-Mayer
Executive Vice President and Chief Financial Officer

Exhibit Index

Index No.

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

* Filed herewith