Form 10-Q
period 2011-03-31
GP STRATEGIES CORP
filed 2011-05-05
CIK 70415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock as of April 29, 2011 was as follows:

Class	Outstanding
Common Stock, par value $.01 per share	18,777,180 shares

Part I. Financial Information

Item 1. Financial Statements

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31,
	2011	December 31,
	(Unaudited)	2010
Assets
Current assets:
Cash and cash equivalents	$29,359	$28,902
Accounts and other receivables, less allowance for doubtful accounts of $771 in 2011 and $701 in 2010	47,953	47,874
Inventories, net	290	305
Costs and estimated earnings in excess of billings on uncompleted contracts	13,289	12,929
Prepaid expenses and other current assets	7,220	5,813
Total current assets	98,111	95,823
Property, plant and equipment	13,235	12,349
Accumulated depreciation	(9,852)	(9,384)
Property, plant and equipment, net	3,383	2,965
Goodwill	74,558	72,996
Intangible assets, net	9,697	9,795
Other assets	1,626	1,617
	$187,375	$183,196
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$32,672	$32,694
Billings in excess of costs and estimated earnings on uncompleted contracts	16,241	15,807
Total current liabilities	48,913	48,501

Other noncurrent liabilities	9,670	9,908
Total liabilities	58,583	58,409

Stockholders’ equity:
Common stock, par value $0.01 per share	188	187
Additional paid-in capital	164,255	163,422
Accumulated deficit	(34,003)	(36,593)
Treasury stock at cost	(1)	(2)
Accumulated other comprehensive loss	(1,647)	(2,227)
Total stockholders’ equity	128,792	124,787
	$187,375	$183,196

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months ended
	March 31,
	2011	2010
Revenue	$64,293	$56,890
Cost of revenue	53,501	48,706
Gross profit	10,792	8,184
Selling, general and administrative expenses	6,748	5,443
Gain on change in fair value of contingent consideration, net	246	905
Operating income	4,290	3,646
Interest expense	33	50
Other income	181	142
Income before income tax expense	4,438	3,738
Income tax expense	1,848	1,567
Net income	$2,590	$2,171

Basic weighted average shares outstanding	18,724	18,598
Diluted weighted average shares outstanding	18,892	18,714

Per common share data:
Basic earnings per share	$0.14	$0.12
Diluted earnings per share	$0.14	$0.12

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Three months ended March 31, 2011 and 2010

(Unaudited, in thousands)

	2011	2010
Cash flows from operating activities:
Net income	$2,590	$2,171
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on change in fair value of contingent consideration, net	(246)	(905)
Depreciation and amortization	1,066	1,117
Deferred income taxes	(70)	358
Non-cash compensation expense	653	434
Changes in other operating items:
Accounts and other receivables	(239)	4,256
Costs and estimated earnings in excess of billings on uncompleted contracts	(360)	(3,576)
Prepaid expenses and other current assets	(1,393)	402
Accounts payable and accrued expenses	211	(890)
Billings in excess of costs and estimated earnings on uncompleted contracts	434	301
Other	(270)	79
Net cash provided by operating activities	2,376	3,747

Cash flows from investing activities:
Additions to property, plant and equipment	(758)	(209)
Acquisitions, net of cash acquired	(1,284)	—
Deferred acquisition payments, including contingent consideration	(202)	(500)
Net cash used in investing activities	(2,244)	(709)

Cash flows from financing activities:
Repurchases of common stock in the open market	—	(29)
Change in negative cash book balances	(5)	—
Proceeds from stock option exercises	231	22
Other	(50)	(139)
Net cash provided by (used in) financing activities	176	(146)

Effect of exchange rate changes on cash and cash equivalents	149	(202)
Net increase in cash and cash equivalents	457	2,690
Cash and cash equivalents at beginning of period	28,902	10,803
Cash and cash equivalents at end of period	$29,359	$13,493

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2011
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

The accompanying condensed consolidated balance sheet as of March 31, 2011 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2011 and 2010 have not been audited, but have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010, as presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2011 interim period are not necessarily indicative of results to be expected for the entire year. Certain prior year amounts have been reclassified to conform to current year presentation.

The condensed consolidated financial statements include the operations of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

(2)       Significant Customers & Concentration of Credit Risk

The Company has a concentration of revenue from General Motors Corporation and its affiliates (“General Motors”) as well as a market concentration in the automotive sector. For the three months ended March 31, 2011 and 2010, revenue from General Motors accounted for approximately 11% and 12%, respectively, of the Company’s consolidated revenue, and revenue from the automotive industry accounted for approximately 18% of the Company’s consolidated revenue for both the first quarter of 2011 and 2010. As of March 31, 2011, accounts receivable from General Motors totaled $4,668,000. No other customer accounted for more than 10% of the Company’s revenue in the first quarter of 2011 or accounts receivable as of March 31, 2011.

The Company also has a concentration of revenue from the United States government. For the three months ended March 31, 2011 and 2010, sales to the United States government and its agencies represented approximately 19% and 23%, respectively, of the Company’s consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by the Company as separate customers.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2011
(Unaudited)

(3)       Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted EPS reflects the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

The Company’s dilutive common stock equivalent shares consist of stock options and restricted stock units computed under the treasury stock method, using the average market price during the period. The following table presents instruments which were not dilutive and were excluded from the computation of diluted EPS in each period, as well as the dilutive common stock equivalent shares which were included in the computation of diluted EPS:

	Three months ended
	March 31,
	2011	2010
	(In thousands)
Non-dilutive instruments	40	1,237

Dilutive common stock equivalents	168	116

(4)   Acquisitions

Communication Consulting

On February 1, 2011, General Physics, through its wholly-owned subsidiaries GP Worldwide Hong Kong Limited and GP (Shanghai) Consulting Co., Ltd., acquired the training business and certain related assets of Cathay/Communication Consulting Limited (“Communication Consulting”), a Hong Kong-based training and consulting company with offices in Shanghai and Beijing, China, and Haryana (New Delhi) in India. Communication Consulting designs and delivers customized training solutions and specializes in the areas of leadership, communication skills, sales and customer service training. General Physics paid approximately $1,380,000 in cash at closing. In addition, the purchase agreement requires General Physics to pay $125,000 upon the completion of certain post-closing matters and up to an additional $700,000 of contingent consideration, which would be payable subsequent to each of the two twelve-month periods following completion of the acquisition, contingent upon the achievement of certain revenue targets during those periods, as defined in the purchase agreement. The total estimated fair value of the purchase price on the date of acquisition was $1,492,000 and consisted of the upfront cash payment of $1,380,000 and $112,000 of estimated contingent consideration. The purchase price allocation consisted of $16,000 of fixed assets, $1,086,000 of goodwill and $390,000 of intangible assets to be amortized over five years from the acquisition date. The acquired Communication Consulting business is included in the Manufacturing & BPO segment and the results of its operations have been included in the consolidated financial statements since February 1, 2011. The pro-forma impact of the acquisition is not material to the Company’s results of operations.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2011
(Unaudited)

RWD Technologies

On March 8, 2011, General Physics entered into an Asset Purchase Agreement with RWD Technologies, LLC, a Delaware limited liability company, and certain of its subsidiaries (collectively, “RWD”), to acquire certain operating assets of the consulting business of RWD. RWD is a provider of human capital management and IT consulting services, business transformation and lean process improvement, end-user training, change management, knowledge management and operator effectiveness management solutions in industries such as manufacturing, energy, automotive, aerospace, healthcare, life sciences, consumer products, financial, telecommunications, services and higher education as well as the public sector. The transaction closed on April 15, 2011. General Physics paid approximately $27,980,000 at closing, which consisted of $20,380,000 of cash on hand and $7,600,000 of borrowings under its revolving credit facility. The purchase price is subject to adjustment based on final determination of the working capital of the acquired business on the closing date in accordance with the Asset Purchase Agreement. The results of RWD’s operations will be included in the consolidated financial statements beginning April 16, 2011.

Ultra Training Ltd.

On April 1, 2011, General Physics through its wholly-owned subsidiary, General Physics (UK) Ltd., acquired Ultra Training Ltd., an independent skills training provider located in the United Kingdom. General Physics paid approximately $2,975,000 in cash at closing. In addition, the purchase agreement requires General Physics to pay $482,000 of deferred consideration, of which $161,000 was paid in April 2011 and the remainder is payable after confirmation of a customer contract renewal specified in the purchase agreement, which is expected to occur in July 2011. Ultra Training Ltd. will be included in the Company’s Manufacturing & BPO segment and its results of operations will be included in the Company’s consolidated financial statements beginning April 1, 2011.

Contingent Consideration

Effective January 1, 2009, the Company adopted Accounting Standards Codification (“ASC”) Topic 805, which requires that contingent consideration be recognized at fair value on the acquisition date, and re-measured each reporting period with subsequent adjustments recognized in the consolidated statement of operations. The Company estimates the fair value of contingent consideration liabilities based on financial projections of the acquired companies and estimated probabilities of achievement and discounts the liabilities to present value using a weighted-average cost of capital. Contingent consideration is valued using significant inputs that are not observable in the market which are defined as Level 3 inputs pursuant to fair value measurement accounting. The Company believes its estimates and assumptions are reasonable, however, there is significant judgment involved. At each reporting date, the contingent consideration obligation is revalued to estimated fair value, and changes in fair value subsequent to the acquisitions are reflected in income or expense in the consolidated statements of operations, and could cause a material impact to, and volatility in, the Company’s operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2011
(Unaudited)

Below is a summary of the potential contingent consideration the Company may be required to pay in connection with completed acquisitions as of March 31, 2011 (dollars in thousands):

	Original range
	of potential	As of March 31, 2011
	undiscounted	Maximum contingent consideration due in
Acquisition:	payments	2011	2012	2013	Total
Milsom	$0 - $3,600	$1,203	$1,203	$—	$2,406
Option Six	$0 - $2,000	650	1,000	—	1,650
PerformTech	$0 - $4,500	—	2,000	—	2,000
Marton House	$0 - $3,849	1,283	1,283	1,283	3,849
Bath Consulting	$0 - $2,437	465	882	1,090	2,437
Academy of Training	$0 - $160	160	—	—	160
Communication Consulting	$0 - $700	—	400	300	700
Other		321	617	—	938
Total		$4,082	$7,385	$2,673	$14,140

Below is a summary of the changes in the recorded amount of contingent consideration liabilities from December 31, 2010 to March 31, 2011 for each acquisition (dollars in thousands):

			Change in
		2011	Fair Value of	Foreign
	Liability as of	Additions	Contingent	Currency	Liability as of
Acquisition:	Dec. 31, 2010	(Payments)	Consideration	Translation	Mar. 31, 2011
Milsom	$1,198	—	(133)	44	$1,109
Option Six	902	—	238	—	1,140
PerformTech	—	—	—	—	—
Marton House	2,366	—	159	84	2,609
Bath Consulting	940	—	(520)	39	459
Academy of Training	132	—	7	5	144
Communication Consulting	—	112	3	—	115
Other	194	(202)	—	8	—
Total	$5,732	(90)	(246)	180	$5,576

As of March 31, 2011 and December 31, 2010, contingent consideration included in accounts payable totaled $3,013,000 and $3,062,000, respectively. As of March 31, 2011 and December 31, 2010, the Company also had accrued contingent consideration totaling $2,563,000 and $2,670,000, respectively, related to acquisitions which is included in other long-term liabilities on the consolidated balance sheet and represents the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2011
(Unaudited)

(5)   Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable business segment for the three months ended March 31, 2011 were as follows (in thousands):

	Manufacturing	Process
	& BPO	& Government	Energy	Sandy	Total
Net book value at Jan. 1, 2011
Goodwill	$60,208	$14,527	$8,170	$5,508	$88,413
Accumulated impairment losses	(9,909)	—	—	(5,508)	(15,417)
Total	50,299	14,527	8,170	—	72,996
Acquisition	1,122	—	—	—	1,122
Foreign currency translation	440	—	—	—	440
Net book value at Mar. 31, 2011
Goodwill	61,770	14,527	8,170	5,508	89,975
Accumulated impairment losses	(9,909)	—	—	(5,508)	(15,417)
Total	$51,861	$14,527	$8,170	$—	$74,558

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

	March 31, 2011		December 31, 2010
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Customer relationships	$12,812	$(4,043)	$12,551	$(3,542)
Contract backlog	388	(370)	374	(339)
Software and other	1,843	(933)	1,605	(854)
	$15,043	$(5,346)	$14,530	$(4,735)

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2011
(Unaudited)

(6)         Stock-Based Compensation

The Company recognizes compensation expense for its stock-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Three months ended March 31,
	2011	2010
Non-qualified stock options	$190	$168
Restricted stock units	129	198
Board of Director stock grants	100	68
Total stock-based compensation expense	$419	$434

Pursuant to the Company’s 1973 Non-Qualified Stock Option Plan, as amended, and 2003 Incentive Stock Plan, the Company may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of the Company’s common stock to officers, employees or members of the Board of Directors. As of March 31, 2011, the Company had non-qualified stock options and restricted stock units outstanding under these plans as discussed below.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2011
(Unaudited)

Non-Qualified Stock Options

Summarized information for the Company’s non-qualified stock options is as follows:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
Stock Options	options	exercise price	term	value
Outstanding at December 31, 2010	1,377,770	$9.56
Granted	—	—
Exercised	(22,660)	10.22
Forfeited	(22,000)	11.08
Expired	(9,480)	3.85
Outstanding at March 31, 2011	1,323,630	$9.56	3.20	$5,347,000
Stock options expected to vest	1,226,330	$9.66	3.12	$4,834,000
Exercisable at March 31, 2011	482,505	$9.91	2.66	$1,781,000

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

	Three	Weighted
	months ended	average
	March 31,	grant date
	2011	fair value
	(In shares)	(In dollars)
Outstanding and unvested, beginning of period	195,616	$6.45
Granted	1,500	10.36
Vested	(12,927)	9.17
Forfeited	(3,464)	6.32
Outstanding and unvested, end of period	180,725	$6.29
Restricted stock units expected to vest	145,317	$6.53

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2011
(Unaudited)

(7)                     Short-Term Borrowings

General Physics has a $35 million Financing and Security Agreement (the “Credit Agreement”) with a bank that expires on October 31, 2013 with annual renewal options. The Credit Agreement is secured by certain assets of General Physics and provides for an unsecured guaranty from the Company. The maximum interest rate on the Credit Agreement is the daily LIBOR market index rate plus 2.25%. Based upon the financial performance of General Physics, the interest rate can be reduced. For the three months ended March 31, 2011, the rate was LIBOR plus 1.25%. The Credit Agreement contains covenants with respect to General Physics’ minimum tangible net worth, total liabilities to tangible net worth ratio and interest coverage ratio. General Physics was in compliance with all loan covenants under the Credit Agreement as of March 31, 2011. The Credit Agreement also contains certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends. The Credit Agreement permits General Physics to provide the Company up to $10,000,000 of cash to repurchase shares of its outstanding common stock in the open market. There was $6,566,000 remaining available for future share repurchases under the $10,000,000 authorized amount as of March 31, 2011. General Physics is otherwise currently restricted from paying dividends or management fees to the Company in excess of $1,000,000 in any year.

As of March 31, 2011, there were no borrowings outstanding and $29,496,000 of available borrowings under the Credit Agreement, based upon 80% of eligible accounts receivable and 80% of eligible unbilled receivables.

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

As of March 31, 2011, the Company had $2,218,000 of unrecognized tax benefits, all of which would impact the effective tax rate if recognized. The Company does not expect any material changes to its uncertain tax positions in the next twelve months. For the three months ended March 31, 2011 and 2010, the Company recognized $18,000 and $23,000, respectively, of interest expense related to these tax positions which is reflected as income tax expense in the consolidated statements of operations. As of March 31, 2011, the Company had $184,000 of accrued interest related to these tax positions. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examination by tax authorities for years prior to 2002.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2011
(Unaudited)

(9)                Stockholders’ Equity

Changes in stockholders’ equity during the three months ended March 31, 2011 were as follows (in thousands):

					Accumulated
		Additional		Treasury	other	Total
	Common	paid-in	Accumulated	stock	comprehensive	stockholders’
	stock	capital	deficit	at cost	loss	equity
Balance at December 31, 2010	$187	$163,422	$(36,593)	$(2)	$(2,227)	$124,787
Net income	—	—	2,590	—	—	2,590
Other comprehensive income	—	—	—	—	580	580
Stock-based compensation expense	—	419	—	—	—	419
Other	1	414	—	1	—	416
Balance at March 31, 2011	$188	$164,255	$(34,003)	$(1)	$(1,647)	$128,792

(10)         Comprehensive Income

The following are the components of comprehensive income (in thousands):

	Three months ended
	March 31,
	2011	2010
Net income	$2,590	$2,171
Other comprehensive income (loss) - foreign currency translation	580	(418)
Comprehensive income	$3,170	$1,753

As of March 31, 2011 and December 31, 2010, accumulated other comprehensive loss was $1,647,000 and $2,227,000, respectively, and consisted of foreign currency translation adjustments.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2011
(Unaudited)

(1)                     Business Segments

As of March 31, 2011, the Company operated through four reportable business segments: (i) Manufacturing & Business Process Outsourcing (“BPO”), (ii) Process & Government, (iii) Energy and (iv) Sandy Training & Marketing. The Company is organized by operating group primarily based upon the markets served by each group and the services performed. The Manufacturing & BPO segment represents an aggregation of certain operating groups in accordance with the aggregation criteria as defined in current GAAP, while the Process & Government, Energy and Sandy groups each represent one operating segment.

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

March 31, 2011
(Unaudited)

The following tables set forth the revenue and operating income of each of the Company’s operating segments and includes a reconciliation of segment revenue to consolidated revenue and operating income to consolidated income before income tax expense (in thousands):

	Three months ended
	March 31,
	2011	2010
Revenue:
Manufacturing & BPO	$37,138	$30,893
Process & Government	10,118	10,594
Energy	5,901	5,432
Sandy Training & Marketing	11,136	9,971
	$64,293	$56,890
Operating income:
Manufacturing & BPO	$2,017	$1,579
Process & Government	852	713
Energy	1,193	730
Sandy Training & Marketing	390	78
Corporate and other	(408)	(359)
Gain on change in fair value of contingent consideration, net	246	905
Operating income	4,290	3,646

Interest expense	(33)	(50)
Other income	181	142
Income before income tax expense	$4,438	$3,738

(12)              Subsequent Events

As discussed in more detail in Note 4, the Company completed the acquisition of Ultra Training Ltd. on April 1, 2011 and the acquisition of the consulting business of RWD Technologies, LLC on April 15, 2011.

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

As of March 31, 2011, we operated through four reportable business segments: (i) Manufacturing & BPO, (ii) Process & Government, (iii) Energy, and (iv) Sandy Training & Marketing. We are organized by operating group, primarily based upon the markets served by each group and the services performed. Each operating group consists of strategic business units (“SBUs”) and business units (“BUs”) which are focused on providing specific products and services to certain classes of customers or within targeted markets. Across operating groups, SBUs and BUs, we integrate similar service lines, technology, information, work products, client management and other resources. Communications and market research, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development. Our Manufacturing & BPO segment represents an aggregation of certain operating groups in accordance with the aggregation criteria as defined in current GAAP, while our Process & Government, Energy and Sandy groups each represent one operating segment. We review our reportable business segments on a continual basis and could change our reportable business segments from time to time in the event of organizational changes.

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

2011 Acquisitions

Communication Consulting

On February 1, 2011, General Physics, through its wholly-owned subsidiaries GP Worldwide Hong Kong Limited and GP (Shanghai) Consulting Co., Ltd., acquired the training business and certain related assets of Cathay/Communication Consulting Limited (“Communication Consulting”), a Hong Kong-based training and consulting company with offices in Shanghai and Beijing, China, and Haryana (New Delhi) in India. Communication Consulting designs and delivers customized training solutions and specializes in the areas of leadership, communication skills, sales and customer service training. General Physics paid approximately $1.4 million in cash at closing. In addition, the purchase agreement requires General Physics to pay $0.1 million upon the completion of certain post-closing matters and up to an additional $0.7 million of contingent consideration, which would be payable subsequent to each of the two twelve-month periods following completion of the acquisition, contingent upon the acquired business achieving certain earnings targets during those periods, as defined in the purchase agreement. The total estimated fair value of the purchase price on the date of acquisition was $1.5 million and consisted of the upfront cash payment of $1.4 million and $0.1 million of estimated contingent consideration. The acquired Communication Consulting business is included in the Manufacturing & BPO segment and the results of its operations have been included in the consolidated financial statements since February 1, 2011.

RWD Technologies

On March 8, 2011, General Physics entered into an Asset Purchase Agreement with RWD Technologies, LLC, a Delaware limited liability company, and certain of its subsidiaries (collectively, “RWD”), to acquire certain operating assets of the consulting business of RWD. RWD is a provider of human capital management and IT consulting services, business transformation and lean process improvement, end-user training, change management, knowledge management and operator effectiveness management solutions in industries such as manufacturing, energy, automotive, aerospace, healthcare, life sciences, consumer products, financial, telecommunications, services and higher education as well as the public sector. The transaction closed on April 15, 2011. General Physics paid approximately $28.0 million at closing, which consisted of $20.4 million of cash on hand and $7.6 million of borrowings under its revolving credit facility. The purchase price is subject to adjustment based on final determination of the working capital of the acquired business on the closing date in accordance with the Asset Purchase Agreement. The results of RWD’s operations will be included in the consolidated financial statements beginning April 16, 2011.

Operating Highlights

Three Months ended March 31, 2011 compared to the Three Months ended March 31, 2010

For the three months ended March 31, 2011, we had income before income tax expense of $4.4 million compared to $3.7 million for the three months ended March 31, 2010.  The increase was primarily due to an increase in operating income, the components of which are discussed below.  Included in operating income are net gains on the change in estimated fair value of contingent consideration of $0.2 million and $0.9 million for the three months ended March 31, 2011 and 2010, respectively. Excluding these gains, operating income increased $1.3 million. Net income was $2.6 million, or $0.14 per diluted share, for the three months ended March 31, 2011, compared to net income of $2.2 million, or $0.12 per diluted share, for the three months ended March 31, 2010. During the three months ended March 31, 2011, diluted weighted average shares outstanding increased by 178,000 to 18,892,000 shares outstanding compared to 18,714,000 shares for the same period in 2010, primarily due to the issuance of shares for stock-based compensation and the effect of the increase in our stock price compared to the prior year on the results of the calculation of diluted weighted average shares outstanding.

Revenue

	Three months ended
	March 31,
(Dollars in thousands)	2011	2010

Manufacturing & BPO	$37,138	$30,893
Process & Government	10,118	10,594
Energy	5,901	5,432
Sandy Training & Marketing	11,136	9,971
	$64,293	$56,890

Manufacturing & BPO revenue increased $6.2 million or 20.2% during the first quarter of 2011 compared to the first quarter of 2010. The increase in revenue is due to the following:

•                  $3.7 million increase in revenue attributable to acquisitions completed during 2010 and 2011, which includes $2.3 million for Marton House, $0.6 million for Bath Consulting, $0.7 million for Academy of Training and $0.1 million for Communication Consulting;

•                  $1.9 million increase in training BPO revenue primarily due to an increase in volume with existing customers during the first quarter of 2011 compared to the first quarter of 2010; and

•                  $0.6 million net increase in revenue primarily for training and technical services for manufacturing customers.

Process & Government revenue decreased $0.5 million or 4.5% during the first quarter of 2011 compared to the first quarter of 2010. The net decrease in revenue is due to the following:

•                  $1.0 million decrease relating to construction projects for liquefied natural gas (LNG) fueling station facilities due to the completion of projects in 2010; and

•                  $0.8 million decrease in revenue from engineering and technical services primarily for aerospace and process industry customers.

These revenue decreases were offset by a $1.3 million increase in revenue on various contracts related to homeland security / first responder training services, environmental engineering and other technical services primarily for government clients.

Energy group revenue increased $0.5 million or 8.6% during the first quarter of 2011 compared to the first quarter of 2010 primarily due to a large EtaProTM contract which was started during the second quarter of 2010.

Sandy Training & Marketing revenue increased $1.2 million or 11.7% during the first quarter of 2011 compared to the first quarter of 2010. The $1.2 million revenue increase was primarily attributable to an increase in training services for a new vehicle launch program for an automotive customer during the first quarter of 2011.

In addition, we experience quarterly fluctuations in revenue and income related to Sandy’s publications business, since revenue and cost on publication contracts are recognized in the period in which the publications ship, based on the output method of performance. Shipments occur at various times throughout the year and the volume of publications shipped could fluctuate from quarter to quarter. Publications revenue in the Sandy Training & Marketing segment totaled $0.4 million during the first quarter of 2011 compared to $0.7 million during the first quarter of 2010.

Gross Profit

	Three months ended
	March 31,
	2011		2010
(Dollars in thousands)		% Revenue		% Revenue
Manufacturing & BPO	$5,671	15.3%	$4,355	14.1%
Process & Government	1,821	18.0%	1,587	15.0%
Energy	1,712	29.0%	1,199	22.1%
Sandy Training & Marketing	1,588	14.3%	1,043	10.5%
	$10,792	16.8%	$8,184	14.4%

Manufacturing & BPO gross profit of $5.7 million or 15.3% of revenue for the first quarter of 2011 increased by $1.3 million or 30.2% when compared to gross profit of $4.4 million or 14.1% of revenue for the first quarter of 2010. Approximately $0.4 million of the increase in gross profit dollars is attributable to the acquisitions we completed in 2010 and 2011. In addition, this segment experienced increases in gross profit and improved margins as a percentage of revenue primarily due to the revenue increases discussed above, as well as fixed costs not increasing in the same proportion as the revenue increases in certain of our manufacturing operations during the first quarter of 2011 compared to the first quarter of 2010, and an overall increase in margin in the first quarter of 2011 in our e-Learning operations.

Process & Government gross profit of $1.8 million or 18.0% of revenue for the first quarter of 2011 increased by $0.2 million or 14.7% when compared to gross profit of $1.6 million or 15.0% of revenue for the first quarter of 2010. Despite the overall net revenue decrease in this segment, gross profit increased slightly due to the revenue increases in this segment discussed above due to a reduction in estimated costs to complete on certain fixed price projects during the first quarter of 2011 compared to the first quarter of 2010.

Energy group gross profit of $1.7 million or 29.0% of revenue for the first quarter of 2011 increased by $0.5 million or 42.8% when compared to gross profit of $1.2 million or 22.1% of revenue for the first quarter of 2010 primarily due to a reduction of overhead costs and business development resources related to office closures.

Sandy Training and Marketing gross profit of $1.6 million or 14.3% of revenue for the first quarter of 2011 increased by $0.5 million or 52.3% when compared to gross profit of $1.0 million or 10.5% of revenue for the first quarter of 2010. The increase in gross profit dollars is primarily due to the revenue increase discussed above, as well as lower costs on certain other revenue streams during the first quarter of 2011 compared to the first quarter of 2010.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.3 million or 24.0% from $5.4 million for the first quarter of 2010 to $6.7 million for the first quarter of 2011.  The increase is primarily due to $0.8 million of transaction costs, largely for legal expenses, in connection with the RWD and Communication Consulting acquisitions we recently completed as well as increased labor and benefits expense during the first quarter of 2011 compared to the first quarter of 2010.

Interest Expense

Interest expense was consistent at less than $0.1 million for both the first quarters of 2011 and 2010.

Other Income

Other income was $0.2 million for the first quarter of 2011 compared to $0.1 million for the first quarter of 2010 and consisted primarily of income from a joint venture in both years.

Change in Fair Value of Contingent Consideration

We recognized net gains on the change in fair value of contingent consideration related to acquisitions of $0.2 million and $0.9 million for the three months ended March 31, 2011 and 2010, respectively.  Effective January 1, 2009, we adopted Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“Topic 805”), which requires that contingent consideration be recognized at fair value on the acquisition date, and re-measured each reporting period with subsequent adjustments recognized in the consolidated statement of operations. We estimate the fair value of contingent consideration liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. We believe our estimates and assumptions are reasonable, however, there is significant judgment involved. At each reporting date, the contingent consideration obligation will be revalued to estimated fair value and changes in fair value subsequent to the acquisitions will be reflected in income or expense in the consolidated statements of operations, and could cause a material impact to, and volatility in, our operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. See Note 4 to the Condensed Consolidated Financial Statements for further details regarding the potential contingent consideration payments and the changes in fair value of the related liabilities for each acquisition during the three months ended March 31, 2011.

Income Tax Expense

Income tax expense was $1.8 million for the first quarter of 2011 compared to $1.6 million for the first quarter of 2010. The increase is due to an increase in income before income tax expense for the first quarter of 2011 compared to the first quarter of 2010.  The effective income tax rate was 41.6% and 41.9% for the three months ended March 31, 2011 and 2010, respectively. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the federal and state statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Liquidity and Capital Resources

Working Capital

For the quarter ended March 31, 2011, our working capital increased $1.9 million from $47.3 million at December 31, 2010 to $49.2 million at March 31, 2011. We believe that cash generated from operations and borrowings available under the General Physics Credit Agreement ($29.5 million of available borrowings as of March 31, 2011), will be sufficient to fund our working capital and other requirements for at least the next twelve months.

On March 8, 2011, General Physics entered into an Asset Purchase Agreement with RWD Technologies, LLC, a Delaware limited liability company, and certain of its subsidiaries (collectively, “RWD”), to acquire certain operating assets of the consulting business of RWD. RWD is a provider of human capital management and IT consulting services, business transformation and lean process improvement, end-user training, change management, knowledge management and operator effectiveness management solutions in industries such as manufacturing, energy, automotive, aerospace, healthcare, life sciences, consumer products, financial, telecommunications, services and higher education as well as the public sector. The transaction closed on April 15, 2011. General Physics paid approximately $28.0 million at closing, which consisted of $20.4 million of cash on hand and $7.6 million of borrowings on its revolving credit facility.  The purchase price is subject to adjustment based on final determination of the working capital of the acquired business on the closing date in accordance with the Asset Purchase Agreement. The results of RWD’s operations will be included in the consolidated financial statements beginning April 16, 2011.

On April 1, 2011, General Physics through its wholly-owned subsidiary, General Physics (UK) Ltd., acquired Ultra Training Ltd., an independent skills training provider located in the United Kingdom. General Physics paid approximately $3.0 million in cash at closing. In addition, the purchase agreement requires General Physics to pay $0.5 million of deferred consideration, of which $0.2 million was paid in April 2011 and the remainder is payable after confirmation of a customer contract renewal specified in the purchase agreement which is expected to occur in July 2011. Ultra Training Ltd. will be included in the Company’s Manufacturing & BPO segment and its results of operations will be included in the Company’s consolidated financial statements beginning April 1, 2011.

We may be required to pay the following contingent consideration in connection with acquisitions we previously completed (dollars in thousands):

	As of March 31, 2011				Recorded
	Maximum potential contingent consideration due in				Liability as of
Acquisition:	2011	2012	2013	Total	Mar. 31, 2011
Milsom	$1,203	$1,203	$—	$2,406	$1,109
Option Six	650	1,000	—	1,650	1,140
PerformTech	—	2,000	—	2,000	—
Marton House	1,283	1,283	1,283	3,849	2,609
Bath Consulting	465	882	1,090	2,437	459
Academy of Training	160	—	—	160	144
Communication Consulting	—	400	300	700	115
Other	321	617	—	938	—
Total	$4,082	$7,385	$2,673	$14,140	$5,576

Significant Customers & Concentration of Credit Risk

We have a concentration of revenue from General Motors Corporation and its affiliates (“General Motors”) as well as a market concentration in the automotive sector. For the three months ended March 31, 2011 and 2010, revenue from General Motors accounted for approximately 11% and 12%, respectively, of our consolidated revenue, and revenue from the automotive industry accounted for approximately 18% of our consolidated revenue for both the first quarter of 2011 and 2010. As of March 31, 2011, accounts receivable from General Motors totaled $4.7 million. No other customer accounted for more than 10% of our revenue in the first quarter of 2011 or accounts receivable as of March 31, 2011.

We also have a concentration of revenue from the United States government. For the three months ended March 31, 2011 and 2010, sales to the United States government and its agencies represented approximately 19% and 23%, respectively, of our consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by us as separate customers.

Cash Flows

Three months ended March 31, 2011 compared to the Three Months ended March 31, 2010

The Company’s cash balance increased $0.5 million from $28.9 million as of December 31, 2010 to $29.4 million as of March 31, 2011. The increase in cash and cash equivalents during the first quarter of 2011 resulted from cash provided by operating activities of $2.4 million, cash used in investing activities of $2.2 million, cash provided by financing activities of $0.2 million and a $0.1 million positive effect due to exchange rate changes on cash and cash equivalents.

Cash provided by operating activities was $2.4 million for the first quarter of 2011 compared to $3.7 million for the first quarter of 2010.  The decrease in cash provided by operating activities compared to the prior year is primarily due to a decrease in the change in working capital items during the first quarter of 2011 compared to the first quarter of 2010, largely due to an increase in prepayments during the quarter ended March 31, 2011.

Cash used in investing activities was $2.2 million for the first quarter of 2011 compared to $0.7 million for the first quarter of 2010. The increase in cash used in investing activities is primarily due to cash payments relating to acquisitions of $1.5 million during the first quarter of 2011 compared to $0.5 million during the first quarter of 2010. In addition, there was an increase of $0.6 million of cash used for fixed asset additions during the first quarter of 2011 compared to the first quarter of 2010.

Cash provided by financing activities was $0.2 million for the first quarter of 2011 compared to cash used in financing activities of $0.1 million for the first quarter of 2010.  The increase in cash provided by financing activities is primarily due to an increase in proceeds from stock option exercises during the first quarter of 2011 compared to the first quarter of 2010.

Short-term Borrowings

General Physics has a $35 million Credit Agreement with a bank that expires on October 31, 2013, with annual renewal options, and is secured by certain assets of General Physics.  The maximum interest rate on borrowings under the Credit Agreement is at the daily LIBOR Market Index Rate plus 2.25%. Based upon the financial performance of General Physics, the interest rate can be reduced. As of March 31, 2011, the rate was LIBOR plus 1.25%.  The Credit Agreement contains covenants with respect to General Physics’ minimum tangible net worth, total liabilities to tangible net worth ratio and interest coverage ratio. General Physics was in compliance with all loan covenants under the Credit Agreement as of March 31, 2011. The Credit Agreement also contains certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends. The Credit Agreement permits General Physics to provide GP Strategies up to $10 million of cash to repurchase shares of its outstanding common stock in the open market. There was $6.6 million remaining available for future share repurchases under the $10 million authorized amount as March 31, 2011. General Physics is otherwise currently restricted from paying dividends or management fees to the Company in excess of $1.0 million in any year.  As of March 31, 2011, there were no borrowings outstanding and $29.5 million of available borrowings under the Credit Agreement, based upon 80% of eligible accounts receivable and 80% of eligible unbilled receivables.

Off-Balance Sheet Commitments

As of March 31, 2011, we do not have any off-balance sheet commitments except for operating leases and letters of credit entered into in the normal course of business.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward looking statements.  Forward—looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results.  We use words such as “expects,” “intends,” “believes,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “plans” and similar expressions to indicate forward-looking statements, but their absence does not mean a statement is not forward-looking. Because these forward-looking statements are based upon management’s expectations and assumptions and are subject to risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, those factors set forth Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and those other risks and uncertainties detailed in our periodic reports and registration statements filed with the Securities and Exchange Commission.  We caution that these risk factors may not be exhaustive.  We operate in a continually changing business environment, and new risk factors emerge from time to time.  We cannot predict these new risk factors, nor can we assess the effect, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ from those expressed or implied by these forward-looking statements.

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

Item 3.            Quantitative and Qualitative Disclosure About Market Risk

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Internal Control Over Financial Reporting

During the quarter ended March 31, 2011, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d—15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.            Legal Proceedings

None.

Item 1A.         Risk Factors

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s share repurchase activity for the three months ended March 31, 2011:

	Issuer Purchases of Equity Securities
				Total number	Approximate
				of shares	dollar value of
	Total number		Average	purchased as	shares that may yet
	of shares		price paid	part of publicly	be purchased under
Month	purchased		per share	announced program	the program (2)
January 1-31, 2011	3,185	(1)	10.04	—	$2,119,000
February 1-28, 2011	—		—	—	$2,119,000
March 1-31, 2011	1,417	(1)	$12.32	—	$2,119,000

(1)	Shares surrendered by employees to satisfy tax withholding obligations on restricted stock units which vested during the first quarter of 2011.

(2)

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market subject to prevailing business and market conditions and other factors. There is no expiration date for the repurchase program. We did not repurchase any shares of our common stock during the quarter ended March 31, 2011.

Item 6.                                   Exhibits

31.1                                 Certification of Chief Executive Officer of the Company dated May 5, 2011 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

31.2                                 Certification of Executive Vice President and Chief Financial Officer of the Company dated May 5, 2011 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

32.1                                 Certification of Chief Executive Officer and Chief Financial Officer of the Company dated May 5, 2011 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GP STRATEGIES CORPORATION

May 5, 2011	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

/s/ Sharon Esposito-Mayer
Sharon Esposito-Mayer
Executive Vice President and Chief Financial Officer