Form 10-Q
period 2011-06-30
GP STRATEGIES CORP
filed 2011-08-04
CIK 70415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of July 29, 2011 was as follows:

Class	Outstanding
Common Stock, par value $.01 per share	18,793,371 shares

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	June 30,
	2011	December 31,
	(Unaudited)	2010
Assets
Current assets:
Cash and cash equivalents	$5,588	$28,902
Accounts and other receivables, less allowance for doubtful accounts of $1,091 in 2011 and $701 in 2010	62,405	47,874
Inventories, net	315	305
Costs and estimated earnings in excess of billings on uncompleted contracts	20,391	12,929
Prepaid expenses and other current assets	7,927	5,813
Total current assets	96,626	95,823
Property, plant and equipment	14,664	12,349
Accumulated depreciation	(10,473)	(9,384)
Property, plant and equipment, net	4,191	2,965
Goodwill	88,885	72,996
Intangible assets, net	14,581	9,795
Other assets	1,821	1,617
	$206,104	$183,196
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$6,521	$—
Accounts payable and accrued expenses	41,212	32,694
Billings in excess of costs and estimated earnings on uncompleted contracts	15,966	15,807
Total current liabilities	63,699	48,501

Other noncurrent liabilities	8,164	9,908
Total liabilities	71,863	58,409

Stockholders’ equity:
Common stock, par value $0.01 per share	188	187
Additional paid-in capital	164,986	163,422
Accumulated deficit	(29,292)	(36,593)
Treasury stock at cost	(5)	(2)
Accumulated other comprehensive loss	(1,636)	(2,227)
Total stockholders’ equity	134,241	124,787
	$206,104	$183,196

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue	$86,034	$66,139	$150,327	$123,029
Cost of revenue	71,323	55,429	124,824	104,135
Gross profit	14,711	10,710	25,503	18,894
Selling, general and administrative expenses	7,863	5,996	14,611	11,439
Gain on reversal of deferred rent liability	1,041	—	1,041	—
Gain (loss) on change in fair value of contingent consideration, net	(43)	628	203	1,533
Operating income	7,846	5,342	12,136	8,988
Interest expense	65	50	98	100
Other income	160	152	341	294
Income before income tax expense	7,941	5,444	12,379	9,182
Income tax expense	3,230	2,301	5,078	3,868
Net income	$4,711	$3,143	$7,301	$5,314

Basic weighted average shares outstanding	18,776	18,614	18,750	18,606
Diluted weighted average shares outstanding	19,049	18,702	18,971	18,708

Per common share data:
Basic earnings per share	$0.25	$0.17	$0.39	$0.29
Diluted earnings per share	$0.25	$0.17	$0.38	$0.28

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Six months ended June 30, 2011 and 2010

(Unaudited, in thousands)

	2011	2010
Cash flows from operating activities:
Net income	$7,301	$5,314
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on reversal of deferred rent liability	(1,041)	—
Gain on change in fair value of contingent consideration, net	(203)	(1,533)
Depreciation and amortization	2,614	2,229
Deferred income taxes	(87)	726
Non-cash compensation expense	1,387	875
Changes in other operating items:
Accounts and other receivables	1,660	864
Costs and estimated earnings in excess of billings on uncompleted contracts	(5,103)	(1,152)
Prepaid expenses and other current assets	(2,260)	634
Accounts payable and accrued expenses	2,650	1,772
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,288)	320
Contingent consideration payments in excess of fair value on acquisition date	(721)	—
Other	(115)	213
Net cash provided by operating activities	4,794	10,262

Cash flows from investing activities:
Additions to property, plant and equipment	(1,531)	(441)
Acquisitions, net of cash acquired	(32,263)	(3,247)
Net cash used in investing activities	(33,794)	(3,688)

Cash flows from financing activities:
Proceeds from short-term borrowings	6,521	—
Contingent consideration payments	(1,238)	—
Repurchases of common stock in the open market	(4)	(228)
Proceeds from stock option exercises	232	22
Other	4	(238)
Net cash provided by (used in) financing activities	5,515	(444)

Effect of exchange rate changes on cash and cash equivalents	171	(283)
Net increase (decrease) in cash and cash equivalents	(23,314)	5,847
Cash and cash equivalents at beginning of period	28,902	10,803
Cash and cash equivalents at end of period	$5,588	$16,650

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2011

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

The accompanying condensed consolidated balance sheet as of June 30, 2011, the condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010 have not been audited, but have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010, as presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2011 interim period are not necessarily indicative of results to be expected for the entire year. Certain prior year amounts have been reclassified to conform to current year presentation.

The condensed consolidated financial statements include the operations of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

(2)                     Significant Customers & Concentration of Credit Risk

The Company has a concentration of revenue from General Motors and its affiliates (“General Motors”) as well as a market concentration in the automotive sector. For the six months ended June 30, 2011 and 2010, revenue from General Motors accounted for approximately 10% and 12%, respectively, of the Company’s consolidated revenue, and revenue from the automotive industry accounted for approximately 18% and 19%, respectively, of the Company’s consolidated revenue. No other customer accounted for more than 10% of the Company’s revenue during the six months ended June 30, 2011 or accounts receivable as of June 30, 2011.

The Company also has a concentration of revenue from the United States government. For the six months ended June 30, 2011 and 2010, sales to the United States government and its agencies represented approximately 17% and 22%, respectively, of the Company’s consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by the Company as separate customers.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2011

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

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands)
Non-dilutive instruments	111	1,317	76	1,277

Dilutive common stock equivalents	273	88	221	102

(4)                     Acquisitions

RWD Technologies

On April 15, 2011, General Physics completed the acquisition of certain assets of the consulting business of RWD Technologies, LLC, a Delaware limited liability company, and certain of its subsidiaries (collectively, “RWD”). RWD is a provider of human capital management and IT consulting services, business transformation and lean process improvement, end-user training, change management, knowledge management and operator effectiveness management solutions in industries such as manufacturing, energy, automotive, aerospace, healthcare, life sciences, consumer products, financial, telecommunications, services and higher education as well as the public sector. General Physics paid $27,980,000 at closing, which was financed with $20,380,000 of cash on hand and $7,600,000 of borrowings under its revolving credit facility. The purchase price is subject to adjustment based on final determination of the working capital of the acquired business as of the closing date in accordance with the Asset Purchase Agreement. As of the date of this report, the Company estimates that a $2,505,000 payment will be due from the seller based on the working capital per the balance sheet as of the acquisition date. The purchase price adjustment is expected to be finalized and paid during the third quarter of 2011.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2011

(Unaudited)

Based on management estimates of the fair values, the preliminary estimated purchase price allocation as of the April 15, 2011 acquisition date is as follows (in thousands):

Cash paid at closing	$27,980
Less: estimated payment due from seller for working capital adjustment	(2,505)
Total estimated purchase price	$25,475

Purchase price allocation:

Assets acquired:
Current assets
Cash and cash equivalents	$81
Accounts receivable	13,581
Costs and earnings in excess of billings on uncompleted contracts	2,359
Prepaids and other current assets	247
Property and equipment	573
Deferred tax asset	39
Intangible assets:
Customer-related	2,787
Marketing-related	1,652
Goodwill	11,900
Other assets	28
Total assets acquired	33,247
Liabilities assumed:
Accounts payable and accrued expenses	(6,308)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,464)
Total liabilities assumed	(7,772)

Net assets acquired	$25,475

The Company recorded customer-related intangible assets of $2,787,000 relating to customer lists and relationships acquired to be amortized over an estimated useful life of 5.9 years, and marketing-related intangible assets of $1,652,000 relating to the tradename acquired to be amortized over an estimated useful life of 5 years. During the three and six months ended June 30, 2011, the Company recognized $171,000 of amortization expense for these intangible assets.

A portion of the acquired business is reported as a separate reportable segment named RWD, and the remaining other business units of RWD are included in the Manufacturing & BPO and Sandy Training & Marketing segments. The results of RWD’s operations have been included in the consolidated financial statements since April 16, 2011.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2011

(Unaudited)

The following unaudited pro-forma condensed consolidated results of operations assume that the acquisition of RWD was completed as of January 1 for each of the interim periods shown below:

	Six months ended
	June 30,
	2011	2010
	(In thousands, except per share amounts)
Revenue	$171,769	$155,739
Net income	8,033	3,478
Basic earnings per share	0.43	0.19
Diluted earnings per share	0.43	0.19

Ultra Training Ltd.

On April 1, 2011, General Physics through its wholly-owned subsidiary, General Physics (UK) Ltd., acquired Ultra Training Ltd., an independent skills training provider located in the United Kingdom. General Physics paid approximately $2,968,000 in cash at closing. In addition, the purchase agreement requires General Physics to pay $481,000 of deferred consideration, of which $160,000 was paid in April 2011 and the remainder was paid in July 2011 upon completion of a closing condition specified in the purchase agreement.  The purchase price is subject to adjustment based on final determination of the net assets of the acquired business on the closing date in accordance with the Purchase Agreement. Ultra Training Ltd. is included in the Company’s Manufacturing & BPO segment and its results of operations have been included in the Company’s consolidated financial statements since April 1, 2011. The pro-forma impact of the acquisition is not material to the Company’s results of operations.

The estimated fair value of the purchase price recorded by the Company consisted of the following (in thousands):

Cash purchase price	$2,968
Deferred consideration	481
Less: estimated payment due from seller for net asset adjustment	(48)
Total estimated purchase price	$3,401

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2011

(Unaudited)

The Company’s purchase price allocation for the net assets acquired is as follows (in thousands):

Cash	$347
Accounts receivable	154
Prepaid expenses and other assets	375
Property, plant and equipment, net	42
Amortizable intangible assets	1,250
Goodwill	2,428
Total assets acquired	4,596

Accounts payable, accrued expenses and other liabilities	870
Deferred tax liability	325
Total liabilities assumed	1,195

Net assets acquired	$3,401

The Company recorded customer-related intangible assets as a result of the acquisition, which included $1,250,000 relating to customer lists and relationships acquired which will be amortized over an estimated useful life of five years.

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

June 30, 2011

(Unaudited)

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

Below is a summary of the potential contingent consideration the Company may be required to pay in connection with completed acquisitions as of June 30, 2011 (dollars in thousands):

	Original range
	of potential	As of June 30, 2011
	undiscounted	Maximum contingent consideration due in
Acquisition:	payments	2011	2012	2013	Total
Milsom	$0 - $3,600	$1,202	$1,202	$—	$2,404
Option Six	$0 - $2,000	—	1,000	—	1,000
PerformTech	$0 - $4,500	—	2,000	—	2,000
Marton House	$0 - $3,849	—	1,282	1,282	2,564
Bath Consulting	$0 - $2,435	465	881	1,089	2,435
Academy of Training	$0 - $160	160	—	—	160
Communication Consulting	$0 - $700	—	400	300	700
Other		320	617	—	937
Total		$2,147	$7,382	$2,671	$12,200

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2011

(Unaudited)

Below is a summary of the changes in the recorded amount of contingent consideration liabilities from December 31, 2010 to June 30, 2011 for each acquisition (dollars in thousands):

			Change in
		2011	Fair Value of	Foreign
	Liability as of	Additions	Contingent	Currency	Liability as of
Acquisition:	Dec. 31, 2010	(Payments)	Consideration	Translation	June 30, 2011
Milsom	$1,198	—	(528)	50	$720
Option Six	902	(650)	263	—	515
PerformTech	—	—	—	—	—
Marton House	2,366	(1,308)	60	111	1,229
Bath Consulting	940	—	(18)	32	954
Academy of Training	132	—	13	5	150
Communication Consulting	—	112	7	(4)	115
Other	194	(202)	—	8	—
Total	$5,732	(2,048)	(203)	202	$3,683

As of June 30, 2011 and December 31, 2010, contingent consideration included in accounts payable and accrued expenses on the consolidated balance sheet totaled $2,192,000 and $3,062,000, respectively. As of June 30, 2011 and December 31, 2010, the Company also had accrued contingent consideration totaling $1,491,000 and $2,670,000, respectively, included in other noncurrent liabilities on the consolidated balance sheet and represents the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2011

(Unaudited)

(5)                     Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable business segment for the six months ended June 30, 2011 were as follows (in thousands):

	Manufacturing	Process
	& BPO	& Government	Energy	Sandy	RWD	Total
Net book value at Jan. 1, 2011
Goodwill	$60,208	$14,527	$8,170	$5,508	$—	$88,413
Accumulated impairment losses	(9,909)	—	—	(5,508)	—	(15,417)
Total	50,299	14,527	8,170	—	—	72,996
Acquisitions	5,991	—	—	590	8,857	15,438
Foreign currency translation	451	—	—	—	—	451
Net book value at June 30, 2011
Goodwill	66,650	14,527	8,170	6,098	8,857	104,302
Accumulated impairment losses	(9,909)	—	—	(5,508)	—	(15,417)
Total	$56,741	$14,527	$8,170	$590	$8,857	$88,885

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

	June 30, 2011		December 31, 2010
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Customer relationships	$16,847	$(4,697)	$12,551	$(3,542)
Tradenames	1,652	(69)	—	—
Contract backlog	388	(373)	374	(339)
Software and other	1,845	(1,012)	1,605	(854)
	$20,732	$(6,151)	$14,530	$(4,735)

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2011

(Unaudited)

Estimated amortization expense for intangible assets included in the Company’s consolidated balance sheet as of June 30, 2011 is as follows (in thousands):

Six months ending December 31, 2011	$1,424
Fiscal year ending December 31, 2012	3,150
Fiscal year ending December 31, 2013	2,959
Fiscal year ending December 31, 2014	2,732
Fiscal year ending December 31, 2015	1,837
Thereafter	2,479
Total	$14,581

(6)                     Stock-Based Compensation

The Company recognizes compensation expense for its stock-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Non-qualified stock options	$264	$178	$454	$346
Restricted stock units	129	129	258	327
Board of Directors stock grants	101	61	201	129
Total stock-based compensation	$494	$368	$913	$802

Pursuant to the Company’s 1973 Non-Qualified Stock Option Plan, as amended, and 2003 Incentive Stock Plan, the Company may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of the Company’s common stock to officers, employees or members of the Board of Directors. As of June 30, 2011, the Company had non-qualified stock options and restricted stock units outstanding under these plans as discussed below.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2011

(Unaudited)

Non-Qualified Stock Options

Summarized information for the Company’s non-qualified stock options is as follows:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
Stock Options	options	exercise price	term	value
Outstanding at December 31, 2010	1,377,770	$9.56

Granted	156,000	13.17
Exercised	(22,660)	10.22
Forfeited	(29,875)	10.77
Expired	(9,960)	9.04

Outstanding at June 30, 2011	1,471,275	$9.94	3.25	$5,468,000

Stock options expected to vest	1,367,250	$10.01	3.15	$4,909,000

Exercisable at June 30, 2011	678,275	$10.25	2.29	$2,312,000

In connection with the RWD acquisition in April 2011, the Company granted 156,000 non-qualified stock options to certain key personnel. The options have a weighted average exercise price of $13.17, vest 20% annually over five years, and have a contractual term of six years. The weighted average per share fair value of the Company’s stock options granted during the six months ended June 30, 2011 was $4.63 on the date of grant using the Black-Scholes Merton option pricing model with the following assumptions:

Expected term	4.5 years
Expected stock price volatility	39.3%
Risk-free interest rate	1.82%
Expected dividend yield	—%

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2011

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

	Six	Weighted
	months ended	average
	June 30,	grant date
	2011	fair value
	(In shares)	(In dollars)
Outstanding and unvested, beginning of period	195,616	$6.45
Granted	1,500	10.36
Vested	(13,827)	9.15
Forfeited	(4,340)	6.25
Outstanding and unvested, end of period	178,949	$6.28

Restricted stock units expected to vest	144,417	$6.52

(7)                     Short-Term Borrowings

General Physics has a $35 million Financing and Security Agreement (the “Credit Agreement”) with a bank that expires on October 31, 2013 with annual renewal options. The Credit Agreement is secured by certain assets of General Physics and provides for an unsecured guaranty from the Company. The maximum interest rate on the Credit Agreement is the daily LIBOR market index rate plus 2.25%. Based upon the financial performance of General Physics, the interest rate can be reduced. For the three months ended June 30, 2011, the rate was LIBOR plus 1.25%. The Credit Agreement contains covenants with respect to General Physics’ minimum tangible net worth, total liabilities to tangible net worth ratio and interest coverage ratio. General Physics was in compliance with all loan covenants under the Credit Agreement as of June 30, 2011. The Credit Agreement also contains certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends. The Credit Agreement permits General Physics to provide the Company up to $10,000,000 of cash to repurchase shares of its outstanding common stock in the open market. There was $6,562,000 remaining available for future share repurchases under the $10,000,000 authorized amount as of June 30, 2011. General Physics is otherwise currently restricted from paying dividends or management fees to the Company in excess of $1,000,000 in any year.

As of June 30, 2011, there were $6,521,000 of borrowings outstanding and $27,727,000 of available borrowings under the Credit Agreement, based upon 80% of eligible accounts receivable and 80% of eligible unbilled receivables.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2011

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

As of June 30, 2011, the Company had $2,218,000 of unrecognized tax benefits, all of which would impact the effective tax rate if recognized. The Company does not expect any material changes to its uncertain tax positions in the next twelve months. For the three months ended June 30, 2011 and 2010, the Company recognized $24,000 and $23,000, respectively, of interest expense related to these tax positions. For the six months ended June 30, 2011 and 2010, the Company recognized $42,000 and $46,000, respectively, of interest expense related to these tax positions which is reflected as income tax expense in the consolidated statements of operations. As of June 30, 2011, the Company had $208,000 of accrued interest related to these tax positions. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examination by tax authorities for years prior to 2002.

(9)       Stockholders’ Equity

Changes in stockholders’ equity during the six months ended June 30, 2011 were as follows (in thousands):

					Accumulated
		Additional		Treasury	other	Total
	Common	paid-in	Accumulated	stock	comprehensive	stockholders’
	stock	capital	deficit	at cost	loss	equity
Balance at December 31, 2010	$187	$163,422	$(36,593)	$(2)	$(2,227)	$124,787
Net income	—	—	7,301	—	—	7,301
Other comprehensive income	—	—	—	—	591	591
Stock-based compensation	—	913	—	—	—	913
Other	1	651	—	(3)	—	649
Balance at June 30, 2011	$188	$164,986	$(29,292)	$(5)	$(1,636)	$134,241

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2011

(Unaudited)

(10)              Comprehensive Income

The following are the components of comprehensive income (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$4,711	$3,143	$7,301	$5,314

Other comprehensive income (loss)	11	(144)	591	(562)

Comprehensive income	$4,722	$2,999	$7,892	$4,752

As of June 30, 2011 and December 31, 2010, accumulated other comprehensive loss was $1,636,000 and $2,227,000, respectively, and consisted of foreign currency translation adjustments.

(11)              Business Segments

As of June 30, 2011, the Company operated through five reportable business segments: (i) Manufacturing & Business Process Outsourcing (“BPO”), (ii) Process & Government, (iii) Energy, (iv) Sandy Training & Marketing, and (v) RWD. The Company is organized by operating group primarily based upon the markets served by each group and the services performed. The Company’s Manufacturing & BPO segment represents an aggregation of certain operating groups, while the other reportable segments each represent one operating segment. In connection with the acquisition of RWD on April 15, 2011, a portion of the acquired business constitutes a separate reportable segment which is named RWD, and certain other business units of RWD are included in the Manufacturing & BPO and Sandy Training & Marketing segments.

Further information regarding our business segments is discussed below.

Manufacturing & BPO. The Manufacturing & BPO segment delivers training, curriculum design and development, staff augmentation, e-Learning services, system hosting, integration and help desk support, training business process outsourcing, and consulting and technical services primarily to large companies in the electronics and semiconductors, steel, healthcare, pharmaceutical, software, petrochemical, financial and other industries as well as to government agencies. This segment’s ability to deliver a wide range of training services allows it to take over the entire learning function for the client, including their training personnel.

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

June 30, 2011

(Unaudited)

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

RWD. The RWD segment represents a portion of the consulting business acquired from RWD in April 2011. Certain of the other RWD business units are managed within the Manufacturing & BPO and Sandy Training & Marketing segments discussed above. The RWD segment provides human capital management and IT consulting services, business transformation and lean process improvement, end-user training, change management, knowledge management and operator effectiveness management solutions in industries such as manufacturing, aerospace, healthcare, life sciences, consumer products, financial, telecommunications, services and higher education as well as the public sector.

The Company does not allocate the following corporate items to the segments: other income and interest expense; GP Strategies’ selling, general and administrative expense; gain (loss) on change in fair value of contingent consideration; gain on reversal of deferred rent liability; and income tax expense.  Inter-segment revenue is eliminated in consolidation and is not significant.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2011

(Unaudited)

The following tables set forth the revenue and operating income of each of the Company’s operating segments and includes a reconciliation of segment revenue to consolidated revenue and operating income to consolidated income before income tax expense (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenue:

Manufacturing & BPO	$43,431	$36,491	$80,569	$67,384
Process & Government	9,987	10,745	20,105	21,339
Energy	5,602	5,645	11,503	11,077
Sandy Training & Marketing	15,002	13,258	26,138	23,229
RWD	12,012	—	12,012	—
	$86,034	$66,139	$150,327	$123,029
Operating income:

Manufacturing & BPO	$3,186	$2,420	$5,203	$3,999
Process & Government	1,077	1,115	1,929	1,828
Energy	1,449	1,315	2,642	2,045
Sandy Training & Marketing	973	224	1,363	302
RWD	678	—	678	—
Corporate and other	(515)	(360)	(923)	(719)
Gain on reversal of deferred rent liability	1,041	—	1,041	—
Gain (loss) on change in fair value of contingent consideration, net	(43)	628	203	1,533

Operating income	7,846	5,342	12,136	8,988

Interest expense	(65)	(50)	(98)	(100)
Other income	160	152	341	294
Income before income tax expense	$7,941	$5,444	$12,379	$9,182

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2011

(Unaudited)

(12)              Leases

In 2008, General Physics entered into a sublease with Lear Corporation (“Lear”) for approximately 60,000 square feet of space in an office building in Troy, Michigan for a term scheduled to end in March 2015.  Lear filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in 2009 and subsequently obtained court approval to reject both General Physics’ sublease and the superior lease under which the sublease was made. In May 2010, General Physics filed a complaint in U.S. District Court for the Eastern District of Michigan seeking a declaratory judgment regarding its status as an occupant of the space and its obligation to pay rent.  General Physics sought unsuccessfully to enter into a direct lease with the building owner. The building owner, Osprey-Troy Officentre, LLC (“Osprey”), claimed rights through Lear and threatened legal action if General Physics vacated the building and ceased to pay rent under the sublease.  General Physics believed that the sublease was terminated and that it was a tenant-at-sufferance in the building, no longer bound by the sublease and obligated to pay only the reasonable rental value of the space it occupied.  Osprey asked the Court to deny the relief requested by General Physics and argued that the sublease constituted an assignment by Lear to General Physics of Lear’s lease of the portion of the building occupied by General Physics.  Both parties filed motions for summary judgment.

In June 2011, prior to a court ruling on this matter, General Physics entered into a new lease directly with Osprey for a term scheduled to end in March 2018, with an option to terminate on or after May 31, 2016 with 180 days prior written notice. Prior to entering into the new lease with Osprey, the Company had a deferred rent liability on its balance sheet of $1,041,000, which represented the difference between the actual monthly rent owed to date and the rent expense recognized on a straight-line basis for the scheduled rent increases over the term of the original sublease. Upon entering into the new lease with Osprey, the Company reversed the deferred rent liability associated with the terminated sublease. As a result, the Company recognized a net gain of $1,041,000 in the consolidated statement of operations during the quarter ended June 30, 2011.

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

As of June 30, 2011, we operated through five reportable business segments: (i) Manufacturing & BPO, (ii) Process & Government, (iii) Energy, (iv) Sandy Training & Marketing, and (v) RWD. We are organized by operating group, primarily based upon the markets served by each group and the services performed. Each operating group consists of strategic business units (“SBUs”) and business units (“BUs”) which are focused on providing specific products and services to certain classes of customers or within targeted markets. Across operating groups, SBUs and BUs, we integrate similar service lines, technology, information, work products, client management and other resources. Communications and market research, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development. Our Manufacturing & BPO segment represents an aggregation of certain operating groups, while the other reportable segments each represent one operating segment. In connection with the acquisition of RWD on April 15, 2011, a portion of the acquired business constitutes a separate reportable segment which is named RWD, and certain other business units of RWD are included in the Manufacturing & BPO and Sandy Training & Marketing segments.

Further information regarding each business segment is discussed below.

Manufacturing & BPO. The Manufacturing & BPO segment delivers training, curriculum design and development, staff augmentation, e-Learning services, system hosting, integration and help desk support, training business process outsourcing, and consulting and technical services primarily to large companies in the electronics and semiconductors, steel, healthcare, pharmaceutical, software, petrochemical, financial and other industries as well as to government agencies. This segment’s ability to deliver a wide range of training services allows it to take over the entire learning function for the client, including their training personnel.

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

RWD. The RWD segment represents a portion of the consulting business acquired from RWD in April 2011. Certain of the other RWD business units are managed within the Manufacturing & BPO and Sandy Training & Marketing segments discussed above. The RWD segment provides human capital management and IT consulting services, business transformation and lean process improvement, end-user training, change management, knowledge management and operator effectiveness management solutions in industries such as manufacturing, aerospace, healthcare, life sciences, consumer products, financial, telecommunications, services and higher education as well as the public sector.

2011 Acquisitions

RWD Technologies

On April 15, 2011, General Physics completed the acquisition of certain assets of the consulting business of RWD Technologies, LLC, a Delaware limited liability company, and certain of its subsidiaries (collectively, “RWD”). RWD is a provider of human capital management and IT consulting services, business transformation and lean process improvement, end-user training, change management, knowledge management and operator effectiveness management solutions in industries such as manufacturing, energy, automotive, aerospace, healthcare, life sciences, consumer products, financial, telecommunications, services and higher education as well as the public sector. General Physics paid $28.0 million at closing, which was financed with $20.4 million of cash on hand and $7.6 million of borrowings under its revolving credit facility. The purchase price is subject to adjustment based on final determination of the working capital of the acquired business as of the closing date in accordance with the Asset Purchase Agreement. As of the date of this report, the Company estimates that a $2.5 million payment will be due from the seller based on the working capital per the balance sheet as of the acquisition date. The purchase price adjustment is expected to be finalized and paid during the third quarter of

Based on management estimates of the fair values, the preliminary estimated purchase price allocation as of the April 15, 2011 acquisition date is as follows (in thousands):

Cash paid at closing	$27,980
Less: estimated payment due from seller for working capital adjustment	(2,505)
Total estimated purchase price	$25,475

Purchase price allocation:

Assets acquired:
Current assets
Cash and cash equivalents	$81
Accounts receivable	13,581
Costs and earnings in excess of billings on uncompleted contracts	2,359
Prepaids and other current assets	247
Property and equipment	573
Deferred tax asset	39
Intangible assets:
Customer-related	2,787
Marketing-related	1,652
Goodwill	11,900
Other assets	28
Total assets acquired	33,247
Liabilities assumed:
Accounts payable and accrued expenses	(6,308)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,464)
Total liabilities assumed	(7,772)

Net assets acquired	$25,475

The Company recorded customer-related intangible assets of $2.8 million relating to customer lists and relationships acquired to be amortized over an estimated useful life of 5.9 years, and marketing-related intangible assets of $1.7 million relating to the tradename acquired to be amortized over an estimated useful life of 5 years. During the three and six months ended June 30, 2011, the Company recognized $0.2 million of amortization expense for these intangible assets.

A portion of the acquired business is reported as a separate reportable segment named RWD, and certain other business units of RWD are included in the Manufacturing & BPO and Sandy Training & Marketing segments. The results of RWD’s operations have been included in the consolidated financial statements since April 16, 2011.

The following unaudited pro-forma condensed consolidated results of operations assume that the acquisition of RWD was completed as of January 1 for each of the interim periods shown below:

	Six months ended
	June 30,
	2011	2010
	(In thousands, except per share amounts)
Revenue	$171,769	$155,739
Net income	8,033	3,478
Basic earnings per share	0.43	0.19
Diluted earnings per share	0.43	0.19

Ultra Training Ltd.

On April 1, 2011, General Physics through its wholly-owned subsidiary, General Physics (UK) Ltd., acquired Ultra Training Ltd., an independent skills training provider located in the United Kingdom. General Physics paid approximately $3.0 million in cash at closing. In addition, the purchase agreement requires General Physics to pay $0.5 million of deferred consideration, of which $0.2 million was paid in April 2011 and the remainder was paid in July 2011 upon completion of a closing condition specified in the purchase agreement. Ultra Training Ltd. is included in the Company’s Manufacturing & BPO segment and its results of operations have been included in the Company’s consolidated financial statements since April 1, 2011. The pro-forma impact of the acquisition is not material to the Company’s results of operations.

The estimated fair value of the purchase price recorded by the Company consisted of the following (in thousands):

Cash purchase price	$2,968
Deferred consideration	481
Less: estimated payment due from seller for net asset adjustment	(48)
Total estimated purchase price	$3,401

The Company’s purchase price allocation for the net assets acquired is as follows (in thousands):

Cash	$347
Accounts receivable	154
Prepaid expenses and other assets	375
Property, plant and equipment, net	42
Amortizable intangible assets	1,250
Goodwill	2,428
Total assets acquired	4,596
Accounts payable, accrued expenses and other liabilities	870
Deferred tax liability	325
Total liabilities assumed	1,195

Net assets acquired	$3,401

The Company recorded customer-related intangible assets as a result of the acquisition, which included $1.3 million relating to customer lists and relationships acquired which will be amortized over an estimated useful life of five years.

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

Operating Highlights

Three Months ended June 30, 2011 Compared to the Three Months ended June 30, 2010

For the three months ended June 30, 2011, we had income before income tax expense of $7.9 million compared to $5.4 million for the three months ended June 30, 2010.  The increase in income was primarily due to an increase in operating income, the components of which are discussed below. Included in operating income is a $1.0 million gain on the reversal of a deferred rent liability related to the execution of a new lease for our Troy, Michigan facility during the second quarter of 2011 which is discussed in more detail below. Also included in operating income is a $43,000 loss on the change in estimated fair value of contingent consideration during the second quarter of 2011 compared to a $0.6 million gain during the same period in 2010 related to acquisitions completed, which is discussed further below and in Note 4 to the Condensed Consolidated Financial Statements. Excluding these items, we had an increase in operating income of $2.1 million during the second quarter of 2011. Net income was $4.7 million, or $0.25 per diluted share, for the three months ended June 30, 2011, compared to net income of $3.1 million, or $0.17 per diluted share, for the three months ended June 30, 2010.  During the three months ended June 30, 2011, diluted weighted average shares outstanding increased by 347,000 to 19,049,000 shares outstanding compared to 18,702,000 shares for the same period in 2010, primarily due to the issuance of shares for stock-based compensation and the effect of the increase in our stock price compared to the prior year on the results of the calculation of diluted weighted average shares outstanding.

Revenue

	Three months ended
	June 30,
(Dollars in thousands)	2011	2010

Manufacturing & BPO	$43,431	$36,491
Process & Government	9,987	10,745
Energy	5,602	5,645
Sandy Training & Marketing	15,002	13,258
RWD	12,012	—
	$86,034	$66,139

Manufacturing & BPO revenue increased $6.9 million or 19.0% during the second quarter of 2011 compared to the second quarter of 2010. The increase in revenue is due to the following:

•                  A $5.9 million increase in revenue attributable to acquisitions completed during 2010 and 2011, which includes $2.8 million for the acquired RWD business units which are included in this segment, $2.7 million for various acquisitions in the UK, and $0.4 million for the Communication Consulting acquisition in China;

•                  A $1.2 million increase in IT services for a pharmaceutical customer; and

•                  A $0.3 million net increase in revenue primarily for training and technical services for manufacturing clients.

These increases were offset by a $0.5 million net decrease in revenue primarily due to a decline in e-Learning development for both government and commercial clients, partially offset by an increase in training BPO services.

Process & Government revenue decreased $0.8 million or 7.1% during the second quarter of 2011 compared to the second quarter of 2010. The decrease in revenue is due to the following:

•                  A $0.6 million decrease relating to construction projects for liquefied natural gas (LNG) fueling station facilities due to the completion of projects in 2010; and

•                  A $0.7 million decrease in revenue from engineering and technical services primarily for aerospace and process industry customers.

These revenue decreases were offset by a $0.5 million increase in revenue on various contracts related to homeland security and chemical demilitarization training services primarily for government clients.

Energy group revenue was flat at $5.6 million for both the second quarter of 2011 and 2010.

Sandy Training & Marketing revenue increased $1.7 million or 13.2% during the second quarter of 2011 compared to the second quarter of 2010. Approximately $0.7 million of the increase is attributable to the automotive business unit of RWD which is now included in this segment as a result of the acquisition on April 15, 2011. The remainder of the revenue increase is primarily attributable to increased vehicle training programs for automotive customers during the second quarter of 2011. In addition, we experience quarterly fluctuations in revenue and income related to Sandy’s publications business, since revenue and cost on publication contracts are recognized in the period in which the publications ship, based on the output method of performance. Shipments occur at various times throughout the year and the volume of publications shipped could fluctuate from quarter to quarter. Publications revenue in the Sandy Training & Marketing segment totaled $1.8 million during the second quarter of 2011 compared to $2.0 million during the second quarter of 2010.

Revenue attributable to the RWD segment totaled $12.0 million for the second quarter of 2011. As noted above, a portion of the business acquired on April 15, 2011 constitutes a separate reportable segment, and certain other business units of RWD are included in the Manufacturing & BPO and Sandy Training & Marketing segments. Revenue attributable to the RWD acquisition among all segments totaled $15.5 million for the three months ended June 30, 2011.

Gross Profit

	Three months ended
	June 30,
	2011		2010
(Dollars in thousands)		% Revenue		% Revenue
Manufacturing & BPO	$6,989	16.1%	$5,666	15.5%
Process & Government	1,792	17.9%	1,899	17.7%
Energy	1,823	32.5%	1,751	31.0%
Sandy Training & Marketing	2,213	14.8%	1,394	10.5%
RWD	1,894	15.8%	—	—
	$14,711	17.1%	$10,710	16.2%

Manufacturing & BPO gross profit of $7.0 million or 16.1% of revenue for the second quarter of 2011 increased by $1.3 million or 23.3% when compared to gross profit of $5.7 million or 15.5% of revenue for the second quarter of 2010. Approximately $1.2 million of the increase in gross profit is attributable to the acquisitions we completed in 2010 and 2011. In addition, this segment experienced increases in gross profit primarily due to the net revenue increases discussed above.

Process & Government gross profit of $1.8 million or 17.9% of revenue for the second quarter of 2011 decreased by $0.1 million or 5.6% when compared to gross profit of $1.9 million or 17.7% of revenue for the second quarter of 2010. The decrease in gross profit is primarily due to the revenue decreases in this segment discussed above.

Energy group gross profit of $1.8 million or 32.5% of revenue for the second quarter of 2011 increased by $0.1 million or 4.1% when compared to gross profit of $1.8 million or 31.0% of revenue for the second quarter of 2010. Despite revenue being flat quarter over quarter, there was an improvement in gross margin primarily due to a reduction of overhead costs and business development resources related to office closures in 2010.

Sandy Training and Marketing gross profit of $2.2 million or 14.8% of revenue for the second quarter of 2011 increased $0.8 million or 58.8% compared to gross profit of $1.4 million or 10.5% of revenue for the second quarter of 2010. The increase in gross profit is primarily due to costs not increasing at the same rate as revenue growth in this segment during the second quarter of 2011 compared to the second quarter of 2010.

Gross profit attributable to the RWD segment totaled $1.9 million or 15.8% of revenue for the second quarter of 2011. Gross profit attributable to the RWD acquisition among all segments totaled $2.5 million for the three months ended June 30, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.9 million or 31.1% from $6.0 million for the second quarter of 2010 to $7.9 million for the second quarter of 2011.  The increase is primarily due to acquisition related expenses, including increased labor and benefits expense, transaction costs (largely for legal expenses in connection with the RWD acquisition we completed in April 2011) , increased amortization expense and other various expenses during the second quarter of 2011 compared to the second quarter of 2010.

Gain on Reversal of Deferred Rent Liability

In 2008, General Physics entered into a sublease with Lear Corporation (“Lear”) for approximately 60,000 square feet of space in an office building in Troy, Michigan for a term scheduled to end in March 2015.  Lear filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in 2009 and subsequently obtained court approval to reject both General Physics’ sublease and the superior lease under which the sublease was made. In May 2010, General Physics filed a complaint in U.S. District Court for the Eastern District of Michigan seeking a declaratory judgment regarding its status as an occupant of the space and its obligation to pay rent.  General Physics sought unsuccessfully to enter into a direct lease with the building owner. The building owner, Osprey-Troy Officentre, LLC (“Osprey”), claimed rights through Lear and threatened legal action if General Physics vacated the building and ceased to pay rent under the sublease.  General Physics believed that the sublease was terminated and that it was a tenant-at-sufferance in the building, no longer bound by the sublease and obligated to pay only the reasonable rental value of the space it occupied.  Osprey asked the Court to deny the relief requested by General Physics and argued that the sublease constituted an assignment by Lear to General Physics of Lear’s lease of the portion of the building occupied by General Physics.  Both parties filed motions for summary judgment.

In June 2011, prior to a court ruling on this matter, General Physics entered into a new lease directly with Osprey for a term scheduled to end in March 2018, with an option to terminate on or after May 31, 2016 with

180 days prior written notice. Prior to entering into the new lease with Osprey, we had a deferred rent liability on our balance sheet of $1.0 million, which represented the difference between the actual monthly rent owed to date and the rent expense recognized on a straight-line basis for the scheduled rent increases over the term of the original sublease. Upon entering into the new lease with Osprey, we reversed the deferred rent liability associated with the terminated sublease. As a result, we recognized a net gain of $1.0 million in the consolidated statement of operations during the quarter ended June 30, 2011.

Change in Fair Value of Contingent Consideration

We recognized a net loss on the change in fair value of contingent consideration related to acquisitions of $43,000 for the three months ended June 30, 2011, compared to a net gain of $0.6 million for the three months ended June 30, 2010.  Effective January 1, 2009, we adopted Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“Topic 805”), which requires that contingent consideration be recognized at fair value on the acquisition date, and re-measured each reporting period with subsequent adjustments recognized in the consolidated statement of operations. We estimate the fair value of contingent consideration liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. We believe our estimates and assumptions are reasonable, however, there is significant judgment involved. At each reporting date, the contingent consideration obligation will be revalued to estimated fair value and changes in fair value subsequent to the acquisitions will be reflected in income or expense in the consolidated statements of operations, and could cause a material impact to, and volatility in, our operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. See Note 4 to the Condensed Consolidated Financial Statements for further details regarding the potential contingent consideration payments and the changes in fair value of the related liabilities during the three months ended June 30, 2011 for each acquisition.

Interest Expense

Interest expense was $0.1 million for both the second quarter of 2011 and 2010.

Other Income

Other income was $0.2 million for both the second quarter of 2011 and 2010 and consisted primarily of income from a joint venture, interest income and foreign currency gains and losses in both years.

Income Tax Expense

Income tax expense was $3.2 million for the second quarter of 2011 compared to $2.3 million for the second quarter of 2010.  The effective income tax rate was 40.7% and 42.3% for the three months ended June 30, 2011 and 2010, respectively.  The increase in income tax expense and decrease in the effective income tax rate are primarily due to an increase in income during the second quarter of 2011 compared to the second quarter of 2010 and a larger portion of our 2011 income expected to be derived from foreign jurisdictions which are taxed at lower rates. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the federal and state statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Six Months ended June 30, 2011 Compared to the Six Months ended June 30, 2010

For the six months ended June 30, 2011, we had income before income tax expense of $12.4 million compared to $9.2 million for the six months ended June 30, 2010.  The increase in income was primarily due to an increase in operating income, the components of which are discussed below. Included in operating income is a $1.0 million gain on the reversal of a deferred rent liability related to the execution of a new lease for our Troy, Michigan facility during the second quarter of 2011 which is discussed in more detail below. Also included in operating income is a $0.2 million net gain on the change in estimated fair value of contingent consideration during the six months ended June 30, 2011 compared to a $1.5 million net gain during the same period in 2010 related to acquisitions completed, which is discussed further below and in Note 4 to the Condensed Consolidated Financial Statements. Excluding these items, we had an increase in operating income of $3.4 million for the six months ended June 30, 2011. Net income was $7.3 million, or $0.38 per diluted share, for the six months ended June 30, 2011, compared to net income of $5.3 million, or $0.28 per diluted share, for the six months ended June 30, 2010.

Revenue

	Six months ended
	June 30,
(Dollars in thousands)	2011	2010

Manufacturing & BPO	$80,569	$67,384
Process & Government	20,105	21,339
Energy	11,503	11,077
Sandy Training & Marketing	26,138	23,229
RWD	12,012	—
	$150,327	$123,029

Manufacturing & BPO revenue increased $13.2 million or 19.6% during the six months ended June 30, 2011 compared to the same period in 2010. The increase in revenue is due to the following:

•                  A $9.6 million increase in revenue attributable to acquisitions completed during 2010 and 2011, which includes $2.8 million for the acquired RWD business units which are included in this segment, $6.3 million for acquisitions in the UK, and $0.5 million for the Communication Consulting acquisition in China;

•                  A $1.6 million increase in IT services for a pharmaceutical customer during the first half of 2011 compared to the same period in 2010;

•                  A $1.4 million net increase in revenue primarily due to an increase in volume with existing BPO customers, partially offset by a decrease in e-Learning revenue, during the first half of 2011 compared to the same period in 2010; and

•                  A $0.6 million net increase in revenue primarily for training and technical services for manufacturing customers.

Process & Government revenue decreased $1.2 million or 5.8% during the six months ended June 30, 2011 compared to the same period in 2010. The decrease in revenue is due to the following:

•                  A $1.6 million net decrease relating to construction projects for liquefied natural gas (LNG) fueling station facilities due to the completion of projects in 2010; and

•                  A $1.5 million net decrease in revenue from engineering and technical services primarily for aerospace and process industry customers.

These revenue decreases were offset by a $1.9 million increase in revenue on various contracts related to homeland security and chemical demilitarization training services primarily for government clients.

Energy group revenue increased $0.4 million or 3.8% during the six months ended June 30, 2011 compared to the same period in 2010 primarily due to a large EtaProTM implementation which was started during 2010.

Sandy Training & Marketing revenue increased $2.9 million or 12.5% during the six months ended June 30, 2011 compared to the same period in 2010. Approximately $0.7 million of the increase is attributable to the automotive business unit of RWD which is now included in this segment as a result of the acquisition on April 15, 2011. The remainder of the revenue increase is primarily attributable to increased vehicle training programs for automotive customers during the six months ended June 30, 2011.

Revenue attributable to the RWD segment totaled $12.0 million for the six months ended June 30, 2011. As noted above, a portion of the business acquired on April 15, 2011 constitutes a separate reportable segment, and certain other business units of RWD are included in the Manufacturing & BPO and Sandy Training & Marketing segments. Revenue attributable to the RWD acquisition among all segments totaled $15.5 million for the three months ended June 30, 2011.

Gross Profit

	Six months ended
	June 30,
	2011		2010
(Dollars in thousands)		% Revenue		% Revenue
Manufacturing & BPO	$12,660	15.7%	$10,021	14.9%
Process & Government	3,613	18.0%	3,486	16.3%
Energy	3,535	30.7%	2,950	26.6%
Sandy Training & Marketing	3,801	14.5%	2,437	10.5%
RWD	1,894	15.8%	—	—
	$25,503	17.0%	$18,894	15.4%

Manufacturing & BPO gross profit of $12.7 million or 15.7% of revenue for the six months ended June 30, 2011 increased by $2.6 million or 26.3% when compared to gross profit of $10.0 million or 14.9% of revenue for the same period in 2010. Approximately $1.6 million of the increase in gross profit dollars is attributable to the acquisitions we completed in 2010 and 2011. In addition, this segment experienced increases in gross profit primarily due to the revenue increases discussed above.

Process & Government gross profit of $3.6 million or 18.0% of revenue for the six months ended June 30, 2011 increased by $0.1 million or 3.6% when compared to gross profit of $3.5 million or 16.3% of revenue for the same period in 2010. Despite the overall net revenue decrease in this segment, gross profit increased slightly due to the revenue increases in this segment discussed above primarily due to a reduction in estimated costs to complete on certain fixed price projects during 2011 compared to 2010.

Energy group gross profit was $3.5 million or 30.7% of revenue for the six months ended June 30, 2011 increased $0.6 million or 19.8% compared to gross profit of $3.0 million or 26.6% of revenue for the same period in 2010 primarily due to a reduction of overhead costs and business development resources related to office closures in 2010.

Sandy Training and Marketing gross profit of $3.8 million or 14.5% of revenue for the six months ended June 30, 2011 increased by $1.4 million or 56.0% when compared to gross profit of $2.4 million or 10.5% of revenue for the same period in 2010. The increase in gross profit is primarily due to costs not increasing at the same rate as revenue growth in this segment during the six months ended June 30, 2011 compared to the same period in 2010.

Gross profit attributable to the RWD segment totaled $1.9 million, or 15.8% of revenue, for the six months ended June 30, 2011. Gross profit attributable to the RWD acquisition among all segments totaled $2.5 million for the six months ended June 30, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.2 million or 27.7% from $11.4 million for the six months ended June 30, 2010 to $14.6 million for the same period in 2011. The increase is primarily due to acquisition related expenses, including increased labor and benefits expense, transaction costs (largely for legal expenses totaling $1.1 million in connection with the RWD acquisition we completed in April 2011) , increased amortization expense and other various expenses during the six months ended June 30, 2011 compared to the same period in 2010.

Gain on Reversal of Deferred Rent Liability

We recognized a net gain on reversal of a deferred rent liability of $1.0 million during the second quarter of 2011 related to the execution of a new lease for our Troy, Michigan facility. See further details regarding this gain above in the discussion of operating results for the three months ended June 30, 2011.

Change in Fair Value of Contingent Consideration

We recognized a net gain on the change in fair value of contingent consideration related to acquisitions of $0.2 million for the six months ended June 30, 2011, compared to a net gain of $1.5 million for the six months ended June 30, 2010.  Effective January 1, 2009, we adopted ASC Topic 805, which requires that contingent consideration be recognized at fair value on the acquisition date, and re-measured each reporting period with subsequent adjustments recognized in the consolidated statement of operations. We estimate the fair value of contingent consideration liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. We believe our estimates and assumptions are reasonable, however, there is significant judgment involved. At each reporting date, the contingent consideration obligation will be revalued to estimated fair value and changes in fair value subsequent to the acquisitions will be reflected in income or expense in the consolidated statements of operations, and could cause a material impact to, and volatility in, our operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. See Note 4 to the Condensed Consolidated Financial Statements for further details regarding the potential contingent consideration payments and the changes in fair value of the related liabilities during the three and six months ended June 30, 2011 for each acquisition.

Interest Expense

Interest expense was consistent at $0.1 million for both the six months ended June 30, 2011 and 2010.

Other Income

Other income was $0.3 million for both the six months ended June 30, 2011 and 2010 and consisted primarily of income from a joint venture, interest income and foreign currency gains and losses in both years.

Income Tax Expense

Income tax expense was $5.1 million for the six months ended June 30, 2011 compared to $3.9 million for the same period in 2010.  The effective income tax rate was 41.0% and 42.1% for the six months ended June 30, 2011 and 2010, respectively.  The increase in income tax expense and decrease in the effective income tax rate are primarily due to an increase in income during 2011 compared to 2010 and a larger portion of our 2011 income expected to be derived from foreign jurisdictions which are taxed at lower rates. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the federal and state statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Liquidity and Capital Resources

Working Capital

For the six months ended June 30, 2011, our working capital decreased $14.4 million from $47.3 million at December 31, 2010 to $32.9 million at June 30, 2011. The decrease in working capital is primarily due to the use of cash for acquisitions during the first half of 2011, for which a significant amount of the purchase prices were allocated to goodwill and other intangible assets (see further details above and in Note 4 to the Condensed Consolidated Financial Statements). We believe that cash generated from operations and borrowings available under the General Physics Credit Agreement ($27.7 million of available borrowings as of June 30, 2011), will be sufficient to fund our working capital and other requirements for at least the next twelve months.

Acquisition-Related Payments

In addition to the upfront cash payments for acquisitions which are discussed in more detail above and in Note 4 to the Condensed Consolidated Financial Statements, we may be required to pay the following additional contingent consideration in connection with acquisitions we previously completed (dollars in thousands):

	As of June 30, 2011				Recorded
	Maximum potential contingent consideration due in				Liability as of
Acquisition:	2011	2012	2013	Total	June 30, 2011
Milsom	$1,202	$1,202	$—	$2,404	$720
Option Six	—	1,000	—	1,000	515
PerformTech	—	2,000	—	2,000	—
Marton House	—	1,282	1,282	2,564	1,229
Bath Consulting	465	881	1,089	2,435	954
Academy of Training	160	—	—	160	150
Communication Consulting	—	400	300	700	115
Other	320	617	—	937	—
Total	$2,147	$7,382	$2,671	$12,200	$3,683

Significant Customers & Concentration of Credit Risk

We have a concentration of revenue from General Motors and its affiliates (“General Motors”) as well as a market concentration in the automotive sector. For the six months ended June 30, 2011 and 2010, revenue from General Motors accounted for approximately 10% and 12%, respectively, of our consolidated revenue, and revenue from the automotive industry accounted for approximately 18% and 19%, respectively, of our consolidated revenue. No other customer accounted for more than 10% of our revenue during the six months ended June 30, 2011 or accounts receivable as of June 30, 2011.

We also have a concentration of revenue from the United States government. For the six months ended June 30, 2011 and 2010, sales to the United States government and its agencies represented approximately 17% and 22%, respectively, of our consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by us as separate customers.

Cash Flows

Six Months ended June 30, 2011 Compared to the Six Months ended June 30, 2010

The Company’s cash balance decreased $23.3 million from $28.9 million as of December 31, 2010 to $5.6 million as of June 30, 2011. The decrease in cash and cash equivalents during the six months ended June 30, 2011 resulted from cash provided by operating activities of $4.8 million, cash used in investing activities of $33.8 million, cash provided by financing activities of $5.5 million and a $0.2 million positive effect due to exchange rate changes on cash and cash equivalents.

Cash provided by operating activities was $4.8 million for the six months ended June 30, 2011 compared to $10.3 million for the same period in 2010.  The decrease in cash provided by operating activities is primarily due to an increase in unbilled receivables attributable to the RWD business. In addition, net cash provided by operating activities includes payments totaling $0.7 million during the six months ended June 30, 2011 for the portion of contingent consideration in excess of the original fair value as of the acquisition date.

Cash used in investing activities was $33.8 million for the six months ended June 30, 2011 compared to $3.7 million for the same period in 2010.  The increase in cash used in investing activities is primarily due to an increase in cash used for acquisitions, largely due to the use of $28 million of cash for the RWD acquisition. Fixed asset additions increased approximately $1.1 million during the first half of 2011 compared to the same period in 2010.

Cash provided by financing activities was $5.5 million for the six months ended June 30, 2011 compared to cash used in financing activities of $0.4 million for the six months ended June 30, 2010.  The increase in cash provided by financing activities is primarily due to short-term borrowings of approximately $6.5 million during the six months ended June 30, 2011 to partially fund the purchase price for the RWD acquisition. These proceeds from short-term borrowings were offset by contingent consideration payments totaling $1.2 million for previously completed acquisitions.

Short-term Borrowings

General Physics has a $35 million Amended Financing and Security Agreement (the “Credit Agreement”) with a bank that expires on October 31, 2013, with annual renewal options, and is secured by certain assets of General Physics.  The maximum interest rate on borrowings under the Credit Agreement is at the daily LIBOR Market Index Rate plus 2.25%. Based upon the financial performance of General Physics, the interest rate can be reduced. As of June 30, 2011, the rate was LIBOR plus 1.25%.  The Credit Agreement contains covenants with respect to General Physics’ minimum tangible net worth, total liabilities to tangible net worth ratio and interest coverage ratio. General Physics was in compliance with all loan covenants under the Credit Agreement as of June 30, 2011. The Credit Agreement also contains certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends. The Credit Agreement permits General Physics to provide GP Strategies up to $10 million of cash to repurchase shares of its outstanding common stock in the open market. There was $6.6 million remaining available for future share repurchases under the $10 million authorized amount as of June 30, 2011. General Physics is otherwise currently restricted from paying dividends or management fees to the Company in excess of $1.0 million in any year.  As of June 30, 2011, there were $6.5 million borrowings outstanding and $27.7 million of available borrowings under the Credit Agreement, based upon 80% of eligible accounts receivable and 80% of eligible unbilled receivables.

Off-Balance Sheet Commitments

As of June 30, 2011, we do not have any off-balance sheet commitments except for operating leases and letters of credit entered into in the normal course of business.

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

Internal Control Over Financial Reporting

During the quarter ended June 30, 2011, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d—15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s share repurchase activity for the three months ended June 30, 2011:

	Issuer Purchases of Equity Securities
				Total number		Approximate
				of shares		dollar value of
	Total number		Average	purchased as		shares that may yet
	of shares		price paid	part of publicly		be purchased under
Month	purchased		per share	announced program		the program
April 1-30, 2011	273	(1)	$13.09	—		$2,119,000
May 1-31, 2011	319	(2)	$12.39	319	(2)	$2,115,000
June 1-30, 2011	35	(1)	$12.26	—		$2,115,000

(1)	Represents shares surrendered to satisfy tax withholding obligations on restricted stock units which vested during April and June 2011.
(2)

Represents shares repurchased in the open market in connection with our share repurchase program under which we may repurchase shares of our common stock from time to time in the open market subject to prevailing business and market conditions and other factors. There is no expiration date for the repurchase program.

Item 6.	Exhibits

31.1

Certification of Chief Executive Officer of the Company dated August 4, 2011 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of Executive Vice President and Chief Financial Officer of the Company dated August 4, 2011 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification of Chief Executive Officer and Chief Financial Officer of the Company dated August 4, 2011 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following materials from GP Strategies Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements. *

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GP STRATEGIES CORPORATION

August 4, 2011	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

/s/ Sharon Esposito-Mayer
Sharon Esposito-Mayer
Executive Vice President and Chief Financial Officer