Form 10-Q
period 2011-09-30
GP STRATEGIES CORP
filed 2011-11-03
CIK 70415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares outstanding of the registrant’s common stock as of October 28, 2011 was as follows:

Class	Outstanding
Common Stock, par value $.01 per share	18,743,886 shares

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	September 30,
	2011	December 31,
	(Unaudited)	2010
Assets
Current assets:
Cash and cash equivalents	$5,447	$28,902
Accounts and other receivables, less allowance for doubtful accounts of $960 in 2011 and $701 in 2010	58,497	47,874
Inventories, net	223	305
Costs and estimated earnings in excess of billings on uncompleted contracts	20,332	12,929
Prepaid expenses and other current assets	8,087	5,813
Total current assets	92,586	95,823
Property, plant and equipment	15,316	12,349
Accumulated depreciation	(10,656)	(9,384)
Property, plant and equipment, net	4,660	2,965
Goodwill	92,802	72,996
Intangible assets, net	16,994	9,795
Other assets	1,736	1,617
	$208,778	$183,196
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$6,154	$—
Accounts payable and accrued expenses	41,631	32,694
Billings in excess of costs and estimated earnings on uncompleted contracts	15,058	15,807
Total current liabilities	62,843	48,501
Other noncurrent liabilities	8,422	9,908
Total liabilities	71,265	58,409

Stockholders’ equity:
Common stock, par value $0.01 per share	188	187
Additional paid-in capital	165,604	163,422
Accumulated deficit	(24,673)	(36,593)
Treasury stock at cost	(776)	(2)
Accumulated other comprehensive loss	(2,830)	(2,227)
Total stockholders’ equity	137,513	124,787
	$208,778	$183,196

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue	$88,948	$66,078	$239,275	$189,107
Cost of revenue	74,083	54,851	198,907	158,986
Gross profit	14,865	11,227	40,368	30,121
Selling, general and administrative expenses	7,601	5,776	22,212	17,215
Gain on reversal of deferred rent liability	—	—	1,041	—
Gain (loss) on change in fair value of contingent consideration, net	303	(55)	506	1,478
Operating income	7,567	5,396	19,703	14,384
Interest expense	51	47	149	147
Other income	157	143	498	437
Income before income tax expense	7,673	5,492	20,052	14,674
Income tax expense	3,054	2,349	8,132	6,217
Net income	$4,619	$3,143	$11,920	$8,457

Basic weighted average shares outstanding	18,784	18,610	18,761	18,607
Diluted weighted average shares outstanding	19,048	18,725	18,996	18,713

Per common share data:
Basic earnings per share	$0.25	$0.17	$0.64	$0.45
Diluted earnings per share	$0.24	$0.17	$0.63	$0.45

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Nine months ended September 30, 2011 and 2010

(Unaudited, in thousands)

	2011	2010
Cash flows from operating activities:
Net income	$11,920	$8,457
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on reversal of deferred rent liability	(1,041)	—
Gain on change in fair value of contingent consideration, net	(506)	(1,478)
Depreciation and amortization	4,329	3,305
Deferred income taxes	(897)	253
Non-cash compensation expense	2,188	1,265
Changes in other operating items:
Accounts and other receivables	3,667	4,059
Costs and estimated earnings in excess of billings on uncompleted contracts	(5,380)	(1,903)
Prepaid expenses and other current assets	(1,398)	2,169
Accounts payable and accrued expenses	882	4,624
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,040)	2,435
Contingent consideration payments in excess of fair value on acquisition date	(721)	—
Other	(442)	(101)
Net cash provided by operating activities	10,561	23,085

Cash flows from investing activities:
Additions to property, plant and equipment	(2,397)	(576)
Acquisitions, net of cash acquired	(35,785)	(2,767)
Net cash used in investing activities	(38,182)	(3,343)

Cash flows from financing activities:
Proceeds from short-term borrowings	6,154	—
Contingent consideration payments	(1,238)	—
Repurchases of common stock in the open market	(956)	(266)
Other	234	(211)
Net cash provided by (used in) financing activities	4,194	(477)

Effect of exchange rate changes on cash and cash equivalents	(28)	4
Net increase (decrease) in cash and cash equivalents	(23,455)	19,269
Cash and cash equivalents at beginning of period	28,902	10,803
Cash and cash equivalents at end of period	$5,447	$30,072

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2011
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

The accompanying condensed consolidated balance sheet as of September 30, 2011, the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010 have not been audited, but have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010, as presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2011 interim period are not necessarily indicative of results to be expected for the entire year. Certain prior year amounts have been reclassified to conform to current year presentation.

The condensed consolidated financial statements include the operations of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

(2)                     Significant Customers & Concentration of Credit Risk

The Company has a concentration of revenue from General Motors and its affiliates (“General Motors”) as well as a market concentration in the automotive sector. For the nine months ended September 30, 2011 and 2010, revenue from General Motors accounted for approximately 9% and 12%, respectively, of the Company’s consolidated revenue, and revenue from the automotive industry accounted for approximately 17% and 18%, respectively, of the Company’s consolidated revenue. No single customer accounted for more than 10% of the Company’s revenue during the nine months ended September 30, 2011 or accounts receivable as of September 30, 2011.

The Company also has a concentration of revenue from the United States government. For the nine months ended September 30, 2011 and 2010, sales to the United States government and its agencies represented approximately 15% and 23%, respectively, of the Company’s consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by the Company as separate customers.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2011
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands)
Non-dilutive instruments	155	1,286	102	1,132

Dilutive common stock equivalents	264	115	235	106

(4)                     Acquisitions

Beneast Training Ltd

On August 1, 2011, General Physics through its wholly-owned subsidiary, General Physics (UK) Ltd.(“GPUK”), acquired the share capital of TK Holdings Ltd and its subsidiary Beneast Training Ltd (collectively, “Beneast”).  Beneast is an independent skills training provider located in the United Kingdom. General Physics paid approximately $6,815,000 in cash at closing. The purchase price is subject to adjustment based on final determination of the net assets of the acquired business on the closing date in accordance with the Purchase Agreement.  Beneast is included in the Company’s Manufacturing & BPO segment and its results of operations have been included in the Company’s consolidated financial statements since August 1, 2011. The pro-forma impact of the acquisition is not material to the Company’s results of operations.

The estimated fair value of the purchase price recorded by the Company consisted of the following (in thousands):

Cash purchase price	$6,815
Less: estimated payment due from seller for net asset adjustment	(22)
Total estimated purchase price	$6,793

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2011
(Unaudited)

The Company’s purchase price allocation for the net assets acquired is as follows (in thousands):

Cash	$2,236
Accounts receivable	382
Prepaid expenses and other assets	101
Property and equipment	192
Amortizable intangible assets	2,706
Goodwill	3,758
Total assets acquired	9,375
Accounts payable, accrued expenses and other liabilities	1,878
Deferred tax liability	704
Total liabilities assumed	2,582

Net assets acquired	$6,793

The Company recorded customer-related intangible assets as a result of the acquisition, which included $2,706,000 relating to customer lists and relationships acquired which will be amortized over an estimated useful life of five years.

Van Hee

On July 29, 2011, GPUK entered into an Asset Purchase Agreement with Van Hee Transport Limited (“Van Hee”), an independent skills training provider located in the United Kingdom, to acquire a contract to provide government funded training services. The purchase price was $770,000 in cash at closing and was recorded as an intangible asset which is being amortized over an estimated useful life of three years subsequent to the acquisition date.

RWD Technologies

On April 15, 2011, General Physics completed the acquisition of certain assets of the consulting business of RWD Technologies, LLC, a Delaware limited liability company, and certain of its subsidiaries (collectively, “RWD”). RWD is a provider of human capital management and IT consulting services, business transformation and lean process improvement, end-user training, change management, knowledge management and operator effectiveness management solutions in industries such as manufacturing, energy, automotive, aerospace, healthcare, life sciences, consumer products, financial, telecommunications, services and higher education as well as the public sector. General Physics paid $27,980,000 at closing, which was financed with $20,380,000 of cash on hand and $7,600,000 of borrowings under its revolving credit facility. The purchase price was subsequently adjusted based on the final determination of the working capital of the acquired business as of the closing date in accordance with the Asset Purchase Agreement. In September 2011, the seller paid General Physics $2,220,000 based on the final determination of working capital as of the acquisition date.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2011
(Unaudited)

Based on management estimates of the fair values, the estimated purchase price allocation as of the April 15, 2011 acquisition date is as follows (in thousands):

Cash paid at closing	$27,980
Less: payment from seller for working capital adjustment	(2,220)
Total purchase price	$25,760

Purchase price allocation:

Assets acquired:
Current assets
Cash and cash equivalents	$81
Accounts receivable	13,667
Costs and earnings in excess of billings on uncompleted contracts	2,023
Prepaids and other current assets	247
Property and equipment	573
Deferred tax asset	39
Intangible assets:
Customer-related	2,787
Marketing-related	1,652
Goodwill	12,270
Other assets	28
Total assets acquired	33,367
Liabilities assumed:
Accounts payable and accrued expenses	6,299
Billings in excess of costs and estimated earnings on uncompleted contracts	1,308
Total liabilities assumed	7,607
Net assets acquired	$25,760

The Company recorded customer-related intangible assets of $2,787,000 relating to customer lists and relationships acquired to be amortized over an estimated useful life of 5.9 years, and marketing-related intangible assets of $1,652,000 relating to the tradename acquired to be amortized over an estimated useful life of 5 years. During the three and nine months ended September 30, 2011, the Company recognized $205,000 and $376,000, respectively, of amortization expense for these intangible assets.

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

September 30, 2011
(Unaudited)

The following unaudited pro-forma condensed consolidated results of operations assume that the acquisition of RWD was completed as of January 1 for each of the interim periods shown below:

	Nine months ended
	September 30,
	2011	2010
	(In thousands, except per share amounts)
Revenue	$260,717	$238,174

Net income	12,652	5,632

Basic earnings per share	0.68	0.30

Diluted earnings per share	0.68	0.30

Ultra Training Ltd.

On April 1, 2011, GPUK acquired Ultra Training Ltd., an independent skills training provider located in the United Kingdom. General Physics paid approximately $2,968,000 in cash at closing. In addition, the purchase agreement requires General Physics to pay $481,000 of deferred consideration, of which $160,000 was paid in April 2011 and the remainder was paid in July 2011 upon completion of a closing condition specified in the purchase agreement.  The purchase price was subsequently reduced by $29,000 based on final determination of the net assets of the acquired business on the closing date in accordance with the Purchase Agreement. Ultra Training Ltd. is included in the Company’s Manufacturing & BPO segment and its results of operations have been included in the Company’s consolidated financial statements since April 1, 2011. The pro-forma impact of the acquisition is not material to the Company’s results of operations.

The estimated fair value of the purchase price recorded by the Company consisted of the following (in thousands):

Cash purchase price	$2,968
Deferred consideration	481
Less: payment from seller for net asset adjustment	(29)
Total purchase price	$3,420

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2011
(Unaudited)

The Company’s purchase price allocation for the net assets acquired is as follows (in thousands):

Cash	$347
Accounts receivable	340
Prepaid expenses and other assets	188
Property and equipment	42
Amortizable intangible assets	1,412
Goodwill	2,333
Total assets acquired	4,662
Accounts payable, accrued expenses and other liabilities	875
Deferred tax liability	367
Total liabilities assumed	1,242

Net assets acquired	$3,420

The Company recorded customer-related intangible assets as a result of the acquisition, which included $1,412,000 relating to customer lists and relationships acquired which will be amortized over an estimated useful life of five years.

Communication Consulting

On February 1, 2011, General Physics, through its wholly-owned subsidiaries GP Worldwide Hong Kong Limited and GP (Shanghai) Consulting Co., Ltd., acquired the training business and certain related assets of Cathay/Communication Consulting Limited (“Communication Consulting”), a Hong Kong-based training and consulting company with offices in Shanghai and Beijing, China, and Haryana (New Delhi) in India. Communication Consulting designs and delivers customized training solutions and specializes in the areas of leadership, communication skills, sales and customer service training. General Physics paid approximately $1,380,000 in cash at closing and $125,000 of cash in the third quarter of 2011 upon the completion of certain post-closing matters. In addition, the purchase agreement requires up to an additional $700,000 of contingent consideration, which would be payable subsequent to each of the two twelve-month periods following completion of the acquisition, contingent upon the achievement of certain revenue targets during those periods, as defined in the purchase agreement. The total estimated fair value of the purchase price as of the acquisition date was $1,617,000 and consisted of $1,505,000 in cash payments and $112,000 of estimated contingent consideration. The purchase price allocation consisted of $16,000 of fixed assets, $1,211,000 of goodwill and $390,000 of intangible assets to be amortized over five years from the acquisition date. The acquired Communication Consulting business is included in the Manufacturing & BPO segment and the results of its operations have been included in the consolidated financial statements since February 1, 2011. The pro-forma impact of the acquisition is not material to the Company’s results of operations.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2011
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

Below is a summary of the potential contingent consideration the Company may be required to pay in connection with completed acquisitions as of September 30, 2011 (dollars in thousands):

	Original range
	of potential	As of September 30, 2011
	undiscounted	Maximum contingent consideration due in
Acquisition:	payments	2011	2012	2013	Total
Milsom	$0 - $3,600	$1,172	$1,172	$—	$2,344
Option Six	$0 - $2,000	—	1,000	—	1,000
PerformTech	$0 - $4,500	—	2,000	—	2,000
Marton House	$0 - $3,750	—	1,250	1,250	2,500
Bath Consulting	$0 - $2,376	453	860	1,063	2,376
Academy of Training	$0 - $156	156	—	—	156
Communication Consulting	$0 - $700	—	400	300	700
Other		314	601	—	915
Total		$2,095	$7,283	$2,613	$11,991

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2011
(Unaudited)

Below is a summary of the changes in the recorded amount of contingent consideration liabilities from December 31, 2010 to September 30, 2011 for each acquisition (dollars in thousands):

			Change in
		2011	Fair Value of	Foreign
	Liability as of	Additions	Contingent	Currency	Liability as of
Acquisition:	Dec. 31, 2010	(Payments)	Consideration	Translation	Sept. 30, 2011
Milsom	$1,198	—	(498)	31	$731
Option Six	902	(650)	525	—	777
PerformTech	—	—	—	—	—
Marton House	2,366	(1,308)	(436)	87	709
Bath Consulting	940	—	(13)	8	935
Academy of Training	132	—	(96)	2	38
Communication Consulting	—	112	13	—	125
Other	194	112	—	8	314
Total	$5,732	(1,734)	(505)	136	$3,629

As of September 30, 2011 and December 31, 2010, contingent consideration included in accounts payable and accrued expenses on the consolidated balance sheet totaled $2,459,000 and $3,062,000, respectively. As of September 30, 2011 and December 31, 2010, the Company also had accrued contingent consideration totaling $1,170,000 and $2,670,000, respectively, included in other noncurrent liabilities on the consolidated balance sheet and represents the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2011
(Unaudited)

(5)                     Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable business segment for the nine months ended September 30, 2011 were as follows (in thousands):

	Manufacturing	Process
	& BPO	& Government	Energy	Sandy	RWD	Total
Net book value at Jan. 1, 2011
Goodwill	$60,208	$14,527	$8,170	$5,508	$—	$88,413
Accumulated impairment losses	(9,909)	—	—	(5,508)	—	(15,417)
Total	50,299	14,527	8,170	—	—	72,996
Acquisitions	10,074	—	—	614	9,203	19,891
Foreign currency translation	(85)	—	—	—	—	(85)
Net book value at Sept. 30, 2011
Goodwill	70,197	14,527	8,170	6,122	9,203	108,219
Accumulated impairment losses	(9,909)	—	—	(5,508)	—	(15,417)
Total	$60,288	$14,527	$8,170	$614	$9,203	$92,802

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

	September 30, 2011		December 31, 2010
	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization
Customer relationships	$20,219	$(5,493)	$12,551	$(3,542)
Tradenames	1,652	(151)	—	—
Contract backlog	378	(367)	374	(339)
Software and other	1,844	(1,088)	1,605	(854)
	$24,093	$(7,099)	$14,530	$(4,735)

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2011
(Unaudited)

Estimated amortization expense for intangible assets included in the Company’s consolidated balance sheet as of September 30, 2011 is as follows (in thousands):

Three months ending December 31, 2011	$1,034
Fiscal year ending December 31, 2012	4,019
Fiscal year ending December 31, 2013	3,735
Fiscal year ending December 31, 2014	3,450
Fiscal year ending December 31, 2015	2,360
Thereafter	2,396
Total	$16,994

(6)                     Stock-Based Compensation

The Company recognizes compensation expense for its stock-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2011	2010	2011	2010
Non-qualified stock options	$229	$182	$684	$528
Restricted stock units	194	128	451	455
Board of Directors stock grants	78	72	279	200
Total stock-based compensation	$501	$382	$1,414	$1,183

Pursuant to the Company’s 1973 Non-Qualified Stock Option Plan, as amended, and 2003 Incentive Stock Plan, the Company may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of the Company’s common stock to officers, employees or members of the Board of Directors. As of September 30, 2011, the Company had non-qualified stock options and restricted stock units outstanding under these plans as discussed below.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2011
(Unaudited)

Non-Qualified Stock Options

Summarized information for the Company’s non-qualified stock options is as follows:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
Stock Options	options	exercise price	term	value
Outstanding at December 31, 2010	1,377,770	$9.56
Granted	157,500	13.18
Exercised	(22,780)	10.18
Forfeited	(31,375)	10.89
Expired	(11,565)	4.52
Outstanding at September 30, 2011	1,469,550	$9.95	3.00	$1,413,000
Stock options expected to vest	1,401,900	$9.94	2.93	$1,316,000
Exercisable at September 30, 2011	683,550	$10.24	2.07	$428,000

In connection with the RWD acquisition in April 2011, the Company granted 157,500 non-qualified stock options to certain key personnel. The options have a weighted average exercise price of $13.17, vest 20% annually over five years, and have a contractual term of six years. The weighted average per share fair value of the Company’s stock options granted during the nine months ended September 30, 2011 was $4.63 on the date of grant using the Black-Scholes Merton option pricing model with the following assumptions:

Expected term	4.5 years
Expected stock price volatility	39.3%
Risk-free interest rate	1.82%
Expected dividend yield	—%

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2011
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

	Nine	Weighted
	months ended	average
	September 30,	grant date
	2011	fair value
	(In shares)	(In dollars)
Outstanding and unvested, beginning of period	195,616	$6.45
Granted	1,500	10.36
Vested	(13,927)	9.15
Forfeited	(4,390)	6.25
Outstanding and unvested, end of period	178,799	$6.28
Restricted stock units expected to vest	159,895	$6.47

(7)                     Short-Term Borrowings

General Physics has a $35 million Financing and Security Agreement (the “Credit Agreement”) with a bank that expires on October 31, 2013 with annual renewal options. The Credit Agreement is secured by certain assets of General Physics and provides for an unsecured guaranty from the Company. The maximum interest rate on the Credit Agreement is the daily LIBOR market index rate plus 2.25%. Based upon the financial performance of General Physics, the interest rate can be reduced. For the three months ended September 30, 2011, the rate was LIBOR plus 1.0%. The Credit Agreement contains covenants with respect to General Physics’ minimum tangible net worth, total liabilities to tangible net worth ratio and interest coverage ratio. General Physics was in compliance with all loan covenants under the Credit Agreement as of September 30, 2011, except for the minimum tangible net worth requirement.  The Company received a waiver from the lender, waiving testing of this covenant as of September 30, 2011. The Credit Agreement also contains certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends. The Credit Agreement permits General Physics to provide the Company up to $10,000,000 of cash to repurchase shares of its outstanding common stock in the open market. There was $5,610,000 remaining available for future share repurchases under the $10,000,000 authorized amount as of September 30, 2011. General Physics is otherwise currently restricted from paying dividends or management fees to the Company in excess of $1,000,000 in any year.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2011
(Unaudited)

As of September 30, 2011, there were $6,154,000 of borrowings outstanding and $28,373,000 of available borrowings under the Credit Agreement, based upon 80% of eligible accounts receivable and 80% of eligible unbilled receivables.

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

As of September 30, 2011, the Company had $2,218,000 of unrecognized tax benefits, all of which would impact the effective tax rate if recognized. The Company does not expect any material changes to its uncertain tax positions in the next twelve months. For the three months ended September 30, 2011 and 2010, the Company recognized $25,000 and $24,000, respectively, of interest expense related to these tax positions. For the nine months ended September 30, 2011 and 2010, the Company recognized $67,000 and $70,000, respectively, of interest expense related to these tax positions which is reflected as income tax expense in the consolidated statements of operations. As of September 30, 2011, the Company had $233,000 of accrued interest related to these tax positions. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examination by tax authorities for years prior to 2002.

(9)                     Stockholders’ Equity

Changes in stockholders’ equity during the nine months ended September 30, 2011 were as follows (in thousands):

					Accumulated
		Additional		Treasury	other	Total
	Common	paid-in	Accumulated	stock	comprehensive	stockholders’
	stock	capital	deficit	at cost	loss	equity
Balance at December 31, 2010	$187	$163,422	$(36,593)	$(2)	$(2,227)	$124,787
Net income	—	—	11,920	—	—	11,920
Other comprehensive loss	—	—	—	—	(603)	(603)
Stock-based compensation	—	1,414	—	—	—	1,414
Share repurchases	—	—	—	(956)	—	(956)
Other	1	768	—	182	—	951
Balance at September 30, 2011	$188	$165,604	$(24,673)	$(776)	$(2,830)	$137,513

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2011
(Unaudited)

Share Repurchase Program

In September 2011, the Company’s Board of Directors authorized a $5 million share repurchase program to replace the existing authorization which had approximately $1.2 million remaining at the time of approval. The repurchases will be made at management’s discretion in accordance with applicable federal securities law.  The amount and timing of share repurchases will depend on a variety of factors, including market conditions and prevailing stock prices. The share repurchase authorization does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended or discontinued at any time at the discretion of the Company’s Board of Directors. During the three and nine months ended September 30, 2011, the Company repurchased 88,023 and 88,342 shares, respectively, in the open market for $952,000 and $956,000, respectively.

(10)              Comprehensive Income

The following are the components of comprehensive income (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income	$4,619	$3,143	$11,920	$8,457
Other comprehensive income (loss)	(1,194)	666	(603)	104
Comprehensive income	$3,425	$3,809	$11,317	$8,561

As of September 30, 2011 and December 31, 2010, accumulated other comprehensive loss was $2,830,000 and $2,227,000, respectively, and consisted of foreign currency translation adjustments.

(11)              Business Segments

As of September 30, 2011, the Company operated through five reportable business segments: (i) Manufacturing & Business Process Outsourcing (“BPO”), (ii) Process & Government, (iii) Energy, (iv) Sandy Training & Marketing, and (v) RWD. The Company is organized by operating group primarily based upon the markets served by each group and the services performed. The Company’s Manufacturing & BPO segment represents an aggregation of certain operating groups, while the other reportable segments each represent one operating segment. In connection with the acquisition of RWD on April 15, 2011, a portion of the acquired business constitutes a separate reportable segment which is named RWD, and certain other business units of RWD are included in the Manufacturing & BPO and Sandy Training & Marketing segments.

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

September 30, 2011
(Unaudited)

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

September 30, 2011
(Unaudited)

The following tables set forth the revenue and operating income of each of the Company’s operating segments and includes a reconciliation of segment revenue to consolidated revenue and operating income to consolidated income before income tax expense (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenue:
Manufacturing & BPO	$45,804	$38,532	$126,373	$105,916
Process & Government	9,715	10,701	29,820	32,040
Energy	5,382	5,487	16,885	16,564
Sandy Training & Marketing	13,163	11,358	39,301	34,587
RWD	14,884	—	26,896	—
	$88,948	$66,078	$239,275	$189,107
Operating income:
Manufacturing & BPO	$4,274	$2,827	$9,477	$6,825
Process & Government	1,196	720	3,125	2,549
Energy	1,367	1,429	4,009	3,475
Sandy Training & Marketing	731	966	2,094	1,268
RWD	179	—	857	—
Corporate and other	(483)	(491)	(1,406)	(1,211)
Gain on reversal of deferred rent liability	—	—	1,041	—
Gain (loss) on change in fair value of contingent consideration, net	303	(55)	506	1,478
Operating income	7,567	5,396	19,703	14,384

Interest expense	(51)	(47)	(149)	(147)
Other income	157	143	498	437
Income before income tax expense	$7,673	$5,492	$20,052	$14,674

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2011
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

As of September 30, 2011, we operated through five reportable business segments: (i) Manufacturing & BPO, (ii) Process & Government, (iii) Energy, (iv) Sandy Training & Marketing, and (v) RWD. We are organized by operating group, primarily based upon the markets served by each group and the services performed. Each operating group consists of strategic business units (“SBUs”) and business units (“BUs”) which are focused on providing specific products and services to certain classes of customers or within targeted markets. Across operating groups, SBUs and BUs, we integrate similar service lines, technology, information, work products, client management and other resources. Communications and market research, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development. Our Manufacturing & BPO segment represents an aggregation of certain operating groups, while the other reportable segments each represent one operating segment. In connection with the acquisition of RWD on April 15, 2011, a portion of the acquired business constitutes a separate reportable segment which is named RWD, and certain other business units of RWD are included in the Manufacturing & BPO and Sandy Training & Marketing segments.

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

2011 Acquisitions

Beneast Training Ltd

On August 1, 2011, General Physics through its wholly-owned subsidiary, General Physics (UK) Ltd. (“GPUK”), acquired the share capital of TK Holdings Ltd and its subsidiary Beneast Training Ltd (collectively, “Beneast”).  Beneast is an independent skills training provider located in the United Kingdom. General Physics paid approximately $6.8 million in cash at closing. The purchase price is subject to adjustment based on final determination of the net assets of the acquired business on the closing date in accordance with the Purchase Agreement.  Beneast is included in the Company’s Manufacturing & BPO segment and its results of operations have been included in the Company’s consolidated financial statements since August 1, 2011. The pro-forma impact of the acquisition is not material to the Company’s results of operations.

The estimated fair value of the purchase price recorded by the Company consisted of the following (in thousands):

Cash purchase price	$6,815
Less: estimated payment due from seller for net asset adjustment	(22)
Total estimated purchase price	$6,793

The Company’s purchase price allocation for the net assets acquired is as follows (in thousands):

Cash	$2,236
Accounts receivable	382
Prepaid expenses and other assets	101
Property and equipment	192
Amortizable intangible assets	2,706
Goodwill	3,758
Total assets acquired	9,375
Accounts payable, accrued expenses and other liabilities	1,878
Deferred tax liability	704
Total liabilities assumed	2,582

Net assets acquired	$6,793

The Company recorded customer-related intangible assets as a result of the acquisition, which included $2.7 million relating to customer lists and relationships acquired which will be amortized over an estimated useful life of five years.

Van Hee

On July 29, 2011, GPUK entered into an Asset Purchase Agreement with Van Hee Transport Limited (“Van Hee”), an independent skills training provider located in the United Kingdom, to acquire a contract to provide government funded training services. The purchase price was $0.8 million in cash at closing and was recorded as an intangible asset which is being amortized over an estimated useful life of three years subsequent to the acquisition date.

RWD Technologies

On April 15, 2011, General Physics completed the acquisition of certain assets of the consulting business of RWD Technologies, LLC, a Delaware limited liability company, and certain of its subsidiaries (collectively, “RWD”). RWD is a provider of human capital management and IT consulting services, business transformation and lean process improvement, end-user training, change management, knowledge management and operator effectiveness management solutions in industries such as manufacturing, energy, automotive, aerospace, healthcare, life sciences, consumer products, financial, telecommunications, services and higher education as well as the public sector. General Physics paid $28.0 million at closing, which was financed with $20.4 million of cash on hand and $7.6 million of borrowings under its revolving credit facility. The purchase price was subsequently adjusted based on the final determination of the working capital of the acquired business as of the closing date in accordance with the Asset Purchase Agreement. In September 2011, the seller paid General Physics $2.2 million based on the final determination of working capital as of the acquisition date.

Based on management estimates of the fair values, the estimated purchase price allocation as of the April 15, 2011 acquisition date is as follows (in thousands):

Cash paid at closing	$27,980
Less: payment from seller for working capital adjustment	(2,220)
Total purchase price	$25,760

Purchase price allocation:

Assets acquired:
Current assets
Cash and cash equivalents	$81
Accounts receivable	13,667
Costs and earnings in excess of billings on uncompleted contracts	2,023
Prepaids and other current assets	247
Property and equipment	573
Deferred tax asset	39
Intangible assets:
Customer-related	2,787
Marketing-related	1,652
Goodwill	12,270
Other assets	28
Total assets acquired	33,367
Liabilities assumed:
Accounts payable and accrued expenses	6,299
Billings in excess of costs and estimated earnings on uncompleted contracts	1,308
Total liabilities assumed	7,607
Net assets acquired	$25,760

The Company recorded customer-related intangible assets of $2.8 million relating to customer lists and relationships acquired to be amortized over an estimated useful life of 5.9 years, and marketing-related intangible assets of $1.7 million relating to the tradename acquired to be amortized over an estimated useful life of 5 years. During the three and nine months ended September 30, 2011, the Company recognized $0.2 million and $0.4 million, respectively, of amortization expense for these intangible assets.

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

The following unaudited pro-forma condensed consolidated results of operations assume that the acquisition of RWD was completed as of January 1 for each of the interim periods shown below:

	Nine months ended
	September 30,
	2011	2010
	(In thousands, except per share amounts)
Revenue	$260,717	$238,174
Net income	12,652	5,632
Basic earnings per share	0.68	0.30
Diluted earnings per share	0.68	0.30

Ultra Training Ltd.

On April 1, 2011, GPUK acquired Ultra Training Ltd., an independent skills training provider located in the United Kingdom. General Physics paid approximately $3.0 million in cash at closing. In addition, the purchase agreement requires General Physics to pay $0.5 million of deferred consideration, of which $0.2 million was paid in April 2011 and the remainder was paid in July 2011 upon completion of a closing condition specified in the purchase agreement. Ultra Training Ltd. is included in the Company’s Manufacturing & BPO segment and its results of operations have been included in the Company’s consolidated financial statements since April 1, 2011. The pro-forma impact of the acquisition is not material to the Company’s results of operations.

The estimated fair value of the purchase price recorded by the Company consisted of the following (in thousands):

Cash purchase price	$2,968
Deferred consideration	481
Less: payment from seller for net asset adjustment	(29)
Total purchase price	$3,420

The Company’s purchase price allocation for the net assets acquired is as follows (in thousands):

Cash	$347
Accounts receivable	340
Prepaid expenses and other assets	188
Property and equipment	42
Amortizable intangible assets	1,412
Goodwill	2,333
Total assets acquired	4,662
Accounts payable, accrued expenses and other liabilities	875
Deferred tax liability	367
Total liabilities assumed	1,242

Net assets acquired	$3,420

The Company recorded customer-related intangible assets as a result of the acquisition, which included $1.4 million relating to customer lists and relationships acquired which will be amortized over an estimated useful life of five years.

Communication Consulting

On February 1, 2011, General Physics, through its wholly-owned subsidiaries GP Worldwide Hong Kong Limited and GP (Shanghai) Consulting Co., Ltd., acquired the training business and certain related assets of Cathay/Communication Consulting Limited (“Communication Consulting”), a Hong Kong-based training and consulting company with offices in Shanghai and Beijing, China, and Haryana (New Delhi) in India. Communication Consulting designs and delivers customized training solutions and specializes in the areas of leadership, communication skills, sales and customer service training. General Physics paid approximately $1.4 million in cash at closing and approximately $0.1 million of cash in the third quarter of 2011 upon the completion of certain post-closing matters. In addition, the purchase agreement requires up to an additional $0.7 million of contingent consideration, which would be payable subsequent to each of the two twelve-month periods following completion of the acquisition, contingent upon the acquired business achieving certain earnings targets during those periods, as defined in the purchase agreement. The total estimated fair value of the purchase price on the date of acquisition was $1.6 million and consisted of $1.5 million of cash payments and $0.1 million of estimated contingent consideration. The acquired Communication Consulting business is included in the Manufacturing & BPO segment and the results of its operations have been included in the consolidated financial statements since February 1, 2011.

Operating Highlights

Three Months ended September 30, 2011 Compared to the Three Months ended September 30, 2010

For the three months ended September 30, 2011, we had income before income tax expense of $7.7 million compared to $5.5 million for the three months ended September 30, 2010.  The increase in income was primarily due to an increase in operating income, the components of which are discussed below. Included in operating income is a $0.3 million gain on the change in estimated fair value of contingent consideration during the third quarter of 2011 compared to a $0.1 million loss during the same period in 2010 related to acquisitions completed, which is discussed further below and in Note 4 to the Condensed Consolidated Financial Statements. Excluding these items, we had an increase in operating income of $1.8 million during the third quarter of 2011. Net income was $4.6 million, or $0.24 per diluted share, for the three months ended September 30, 2011, compared to net income of $3.1 million, or $0.17 per diluted share, for the three months ended September 30, 2010.  During the three months ended September 30, 2011, diluted weighted average shares outstanding increased by 323,000 to 19,048,000 shares outstanding compared to 18,725,000 shares for the same period in 2010, primarily due to the issuance of shares for stock-based compensation and the effect of the increase in our stock price compared to the prior year on the results of the calculation of diluted weighted average shares outstanding.

Revenue

	Three months ended
	September 30,
(Dollars in thousands)	2011	2010

Manufacturing & BPO	$45,804	$38,532
Process & Government	9,715	10,701
Energy	5,382	5,487
Sandy Training & Marketing	13,163	11,358
RWD	14,884	—
	$88,948	$66,078

Manufacturing & BPO revenue increased $7.3 million or 18.9% during the third quarter of 2011 compared to the third quarter of 2010. The increase in revenue is due to the following:

•                  A $8.2 million increase in revenue attributable to acquisitions completed during 2010 and 2011, which includes $3.6 million for the acquired RWD business units which are included in this segment, $4.1 million for acquisitions in the UK, and $0.5 million for the Communication Consulting acquisition in China;

•                  A $1.0 million increase in IT services for a pharmaceutical customer; and

•                  A $0.6 million net increase in technical training services for manufacturing clients.

These increases were offset by the following decreases:

•                  $1.2 million net decrease in revenue largely due to a decline in e-Learning development primarily for government clients, partially offset by an increase in training BPO services; and

•                  A $1.3 million net decrease in revenue primarily due to a decline in e-Learning development services in the UK.

Process & Government revenue decreased $1.0 million or 9.2% during the third quarter of 2011 compared to the third quarter of 2010. The decrease in revenue is due to the following:

•                  A $0.7 million decrease relating to construction projects for liquefied natural gas (LNG) fueling station facilities due to the completion of projects in 2010; and

•                  A $0.3 million net decrease in revenue from environmental engineering services, partially offset by an increase in revenue for chemical demilitarization services for government clients.

Energy group revenue decreased $0.1 million or 1.9% during the third quarter of 2011 compared to the third quarter of 2010. The slight decrease is due to a decline in custom training services for energy customers during the third quarter of 2011 compared to the third quarter of 2010.

Sandy Training & Marketing revenue increased $1.8 million or 15.9% during the third quarter of 2011 compared to the third quarter of 2010. Approximately $1.1 million of the increase is attributable to the automotive business unit of RWD which is now included in this segment as a result of the acquisition on April 15, 2011. The remainder of the revenue increase is primarily attributable to increased vehicle training programs for automotive customers during the third quarter of 2011. In addition, we experience quarterly fluctuations in revenue and income related to Sandy’s publications business, since revenue and cost on publication contracts are recognized in the period in which the publications ship, based on the output method of performance. Shipments occur at various times throughout the year and the volume of publications shipped could fluctuate from quarter to quarter. Publications revenue in the Sandy Training & Marketing segment totaled $0.4 million during the third quarter of 2011 compared to $0.5 million during the second quarter of 2010.

Revenue attributable to the RWD segment totaled $14.9 million for the third quarter of 2011. As noted above, a portion of the business acquired on April 15, 2011 constitutes a separate reportable segment, and certain other business units of RWD are included in the Manufacturing & BPO and Sandy Training & Marketing segments. Revenue attributable to the RWD acquisition among all segments totaled $19.6 million for the three months ended September 30, 2011.

Gross Profit

	Three months ended
	September 30,
	2011		2010
(Dollars in thousands)		% Revenue		% Revenue
Manufacturing & BPO	$7,991	17.4%	$5,928	15.4%
Process & Government	1,838	18.9%	1,546	14.4%
Energy	1,696	31.5%	1,841	33.6%
Sandy Training & Marketing	1,770	13.4%	1,912	16.8%
RWD	1,570	10.5%	—	—
	$14,865	16.7%	$11,227	17.0%

Manufacturing & BPO gross profit of $8.0 million or 17.4% of revenue for the third quarter of 2011 increased by $2.1 million or 34.8% when compared to gross profit of $5.9 million or 15.4% of revenue for the third quarter of 2010. The increase in gross profit and margin is primarily attributable to the acquisitions we completed in 2010 and 2011, which contributed approximately $1.7 million of gross profit during the third quarter of 2011. In addition, this segment experienced increases in gross profit and margins due to an increase in profitability on technical training services for manufacturing clients during the third quarter of 2011 compared to the third quarter of 2010.

Process & Government gross profit of $1.8 million or 18.9% of revenue for the third quarter of 2011 increased by $0.3 million or 18.9% when compared to gross profit of $1.5 million or 14.4% of revenue for the third quarter of 2010. Gross profit increased despite the overall revenue decline in this segment primarily due to an overall increase in profitability across several projects, as well as an increase in gross profit as a result of funding received in the third quarter of 2011 for work performed during the second quarter of 2010.

Energy group gross profit of $1.7 million or 31.5% of revenue for the third quarter of 2011 decreased by $0.1 million or 7.9% when compared to gross profit of $1.8 million or 33.6% of revenue for the third quarter of 2010. The decrease in gross profit is primarily due to the revenue decrease discussed above, as well as an increase in costs incurred during the third quarter of 2011 to upgrade its online course portal.

Sandy Training and Marketing gross profit of $1.8 million or 13.4% of revenue for the third quarter of 2011 decreased $0.1 million or 7.4% compared to gross profit of $1.9 million or 16.8% of revenue for the third quarter of 2010. The decrease in gross profit is primarily due to a non-recurring gross profit increase in 2010 for funding received in the third quarter of 2010 related to work performed in the second quarter of 2010. In addition, this segment experienced a decrease in profitability on certain training programs for automotive customers during the third quarter of 2011 compared to the third quarter of 2010.

Gross profit attributable to the RWD segment totaled $1.6 million or 10.5% of revenue for the third quarter of 2011. Gross profit attributable to the RWD acquisition among all segments totaled $2.8 million, or 14.3%, for the three months ended September 30, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.8 million or 31.6% from $5.8 million for the third quarter of 2010 to $7.6 million for the third quarter of 2011.  The increase is primarily due to acquisition related expenses, including a $0.8 million increase in labor and benefits expense, a $0.4 million increase in amortization expense and increases in other various costs, such as legal, accounting and software, during the third quarter of 2011 compared to the third quarter of 2010.

Change in Fair Value of Contingent Consideration

We recognized a net gain on the change in fair value of contingent consideration related to acquisitions of $0.3 million for the three months ended September 30, 2011, compared to a net loss of $0.1 million for the three months ended September 30, 2010.  Effective January 1, 2009, we adopted Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“Topic 805”), which requires that contingent consideration be recognized at fair value on the acquisition date, and re-measured each reporting period with subsequent adjustments recognized in the consolidated statement of operations. We estimate the fair value of contingent consideration liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. We believe our estimates and assumptions are reasonable, however, there is significant judgment involved. At each reporting date, the contingent consideration obligation will be revalued to estimated fair value and changes in fair value subsequent to the acquisitions will be reflected in income or expense in the consolidated statements of operations, and could cause a material impact to, and volatility in, our operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. See Note 4 to the

Condensed Consolidated Financial Statements for further details regarding the potential contingent consideration payments and the changes in fair value of the related liabilities during the three months ended September 30, 2011 for each acquisition.

Interest Expense

Interest expense was $0.1 million for the third quarter of 2011 compared to $0.05 million for the third quarter of 2010.

Other Income

Other income was $0.2 million for the third quarter of 2011 compared to $0.1 million for the third quarter of 2010 and consisted primarily of income from a joint venture, interest income and foreign currency gains and losses in both years.

Income Tax Expense

Income tax expense was $3.1 million for the third quarter of 2011 compared to $2.3 million for the third quarter of 2010.  The effective income tax rate was 39.8% and 42.8% for the three months ended September 30, 2011 and 2010, respectively.  The increase in income tax expense and decrease in the effective income tax rate are primarily due to an increase in income during the third quarter of 2011 compared to the third quarter of 2010 and a larger portion of our 2011 income expected to be derived from foreign jurisdictions which are taxed at lower rates. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the federal, state and foreign statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Nine Months ended September 30, 2011 Compared to the Nine Months ended September 30, 2010

For the nine months ended September 30, 2011, we had income before income tax expense of $20.1 million compared to $14.7 million for the nine months ended September 30, 2010.  The increase in income was primarily due to an increase in operating income, the components of which are discussed below. Included in operating income is a $1.0 million gain on the reversal of a deferred rent liability related to the execution of a new lease for our Troy, Michigan facility during the second quarter of 2011 which is discussed in more detail below. Also included in operating income is a $0.5 million net gain on the change in estimated fair value of contingent consideration during the nine months ended September 30, 2011 compared to a $1.5 million net gain during the same period in 2010 related to acquisitions completed, which is discussed further below and in Note 4 to the Condensed Consolidated Financial Statements. Excluding these items, we had an increase in operating income of $5.3 million for the nine months ended September 30, 2011. Net income was $11.9 million, or $0.63 per diluted share, for the nine months ended September 30, 2011, compared to net income of $8.5 million, or $0.45 per diluted share, for the nine months ended September 30, 2010.

Revenue

	Nine months ended
	September 30,
(Dollars in thousands)	2011	2010

Manufacturing & BPO	$126,373	$105,916
Process & Government	29,820	32,040
Energy	16,885	16,564
Sandy Training & Marketing	39,301	34,587
RWD	26,896	—
	$239,275	$189,107

Manufacturing & BPO revenue increased $20.5 million or 19.3% during the nine months ended September 30, 2011 compared to the same period in 2010. The increase in revenue is due to the following:

•                  A $17.8 million increase in revenue attributable to acquisitions completed during 2010 and 2011, which includes $6.5 million for the acquired RWD business units which are included in this segment, $10.3 million for acquisitions in the UK, and $1.0 million for the Communication Consulting acquisition in China;

•                  A $2.6 million increase in IT services for a pharmaceutical customer during the nine months ended September 30, 2011 compared to the same period in 2010;

•                  A $1.0 million net increase in revenue for technical training services for manufacturing customers; and

•                  A $0.3 million net increase in revenue primarily due to an increase in volume with existing BPO customers, partially offset by a decrease in e-Learning revenue, during the nine months ended September 30, 2011 compared to the same period in 2010.

The above revenue increases were offset by a $1.2 million net decrease in revenue due to a decline in e-Learning development services in the UK.

Process & Government revenue decreased $2.2 million or 6.9% during the nine months ended September 30, 2011 compared to the same period in 2010. The decrease in revenue is due to the following:

•                  A $2.3 million net decrease relating to construction projects for liquefied natural gas (LNG) fueling station facilities due to the completion of projects in 2010; and

•                  A $1.4 million net decrease in revenue from engineering and technical services primarily for aerospace and process industry customers.

These revenue decreases were offset by a $1.5 million increase in revenue from homeland security and chemical demilitarization training services primarily for government clients.

Energy group revenue increased $0.3 million or 1.9% during the nine months ended September 30, 2011 compared to the same period in 2010 primarily due to increased EtaProTM software support services during the nine months ended September 30, 2011 compared to the same period in 2010.

Sandy Training & Marketing revenue increased $4.7 million or 13.6% during the nine months ended September 30, 2011 compared to the same period in 2010. Approximately $1.8 million of the increase is attributable to the automotive business unit of RWD which is now included in this segment as a result of the acquisition on April 15, 2011. The remainder of the revenue increase is primarily attributable to increased vehicle training programs for automotive customers during the nine months ended September 30, 2011.

Revenue attributable to the RWD segment totaled $26.9 million for the nine months ended September 30, 2011. As noted above, a portion of the business acquired on April 15, 2011 constitutes a separate reportable segment, and certain other business units of RWD are included in the Manufacturing & BPO and Sandy Training & Marketing segments. Revenue attributable to the RWD acquisition among all segments totaled $35.2 million.

Gross Profit

	Nine months ended
	September 30,
	2011		2010
(Dollars in thousands)		% Revenue		% Revenue
Manufacturing & BPO	$20,651	16.3%	$15,949	15.1%
Process & Government	5,451	18.3%	5,032	15.7%
Energy	5,231	31.0%	4,791	28.9%
Sandy Training & Marketing	5,571	14.2%	4,349	12.6%
RWD	3,464	12.9%	—	—
	$40,368	16.9%	$30,121	15.9%

Manufacturing & BPO gross profit of $20.7 million or 16.3% of revenue for the nine months ended September 30, 2011 increased by $4.7 million or 29.5% when compared to gross profit of $15.9 million or 15.1% of revenue for the same period in 2010. Approximately $3.3 million of the increase in gross profit dollars is attributable to the acquisitions we completed in 2010 and 2011. In addition, this segment experienced increases in gross profit primarily due to the revenue increases discussed above.

Process & Government gross profit of $5.5 million or 18.3% of revenue for the nine months ended September 30, 2011 increased by $0.4 million or 8.3% when compared to gross profit of $5.0 million or 15.7% of revenue for the same period in 2010. Despite the overall net revenue decrease in this segment, gross profit increased slightly due to the revenue increases in this segment discussed above, along with improved profit margins on certain fixed price projects during 2011 compared to 2010.

Energy group gross profit of $5.2 million or 31.0% of revenue for the nine months ended September 30, 2011 increased $0.4 million or 9.2% compared to gross profit of $4.8 million or 28.9% of revenue for the same period in 2010 primarily due to a reduction of overhead costs and business development resources related to office closures in 2010.

Sandy Training and Marketing gross profit of $5.6 million or 14.2% of revenue for the nine months ended September 30, 2011 increased by $1.2 million or 28.1% when compared to gross profit of $4.3 million or 12.6% of revenue for the same period in 2010. The increase in gross profit is primarily due to costs not increasing at the same rate as revenue growth in this segment during the nine months ended September 30, 2011 compared to the same period in 2010. In addition, the increase in gross profit is partially attributable to the acquired RWD automotive business unit included in this segment, which has higher gross margins than the existing business units in this segment.

Gross profit attributable to the RWD segment totaled $3.5 million, or 12.9% of revenue, for the nine months ended September 30, 2011. Gross profit attributable to the RWD acquisition among all segments totaled $5.3 million, or 15.1%, for the nine months ended September 30, 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $5.0 million or 29.0% from $17.2 million for the nine months ended September 30, 2010 to $22.2 million for the same period in 2011. The increase is primarily due to acquisition related expenses, including a $1.7 million increase in labor and benefits expense, a $1.4 million increase in legal expenses, a $0.7 million increase in amortization expense, and increases in other various costs, such as IT infrastructure, software, accounting and depreciation, during the nine months ended September 30, 2011 compared to the same period in 2010.

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

Change in Fair Value of Contingent Consideration

We recognized a net gain on the change in fair value of contingent consideration related to acquisitions of $0.5 million for the nine months ended September 30, 2011, compared to a net gain of $1.5 million for the nine months ended September 30, 2010.  Effective January 1, 2009, we adopted ASC Topic 805, which requires that contingent consideration be recognized at fair value on the acquisition date, and re-measured each reporting period with subsequent adjustments recognized in the consolidated statement of operations. We estimate the fair value of contingent consideration liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. We believe our estimates and assumptions are reasonable, however, there is significant judgment involved. At each reporting date, the contingent consideration obligation will be revalued to estimated fair value and changes in fair value subsequent to the acquisitions will be reflected in income or expense in the consolidated statements of operations, and could cause a material impact to, and volatility in, our operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. See Note 4 to the Condensed Consolidated Financial Statements for further details regarding the potential contingent consideration payments and the changes in fair value of the related liabilities during the three and nine months ended September 30, 2011 for each acquisition.

Interest Expense

Interest expense was consistent at $0.1 million for both the nine months ended September 30, 2011 and 2010.

Other Income

Other income was $0.5 million for the nine months ended September 30, 2011 and $0.4 million for the nine months ended September 30, 2010 and consisted primarily of income from a joint venture, interest income and foreign currency gains and losses in both years.

Income Tax Expense

Income tax expense was $8.1 million for the nine months ended September 30, 2011 compared to $6.2 million for the same period in 2010.  The effective income tax rate was 40.6% and 42.4% for the nine months ended September 30, 2011 and 2010, respectively.  The increase in income tax expense and decrease in the effective income tax rate are primarily due to an increase in income during 2011 compared to 2010 and a larger portion of our 2011 income expected to be derived from foreign jurisdictions which are taxed at lower rates. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the federal, state and foreign statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Liquidity and Capital Resources

Working Capital

For the nine months ended September 30, 2011, our working capital decreased $17.6 million from $47.3 million at December 31, 2010 to $29.7 million at September 30, 2011. The decrease in working capital is primarily due to the use of cash for acquisitions during 2011, for which a significant amount of the purchase prices were allocated to goodwill and other intangible assets (see further details above and in Note 4 to the Condensed Consolidated Financial Statements). We believe that cash generated from operations and borrowings available under the General Physics Credit Agreement ($28.4 million of available borrowings as of September 30, 2011) will be sufficient to fund our working capital and other requirements for at least the next twelve months.

Share Repurchase Program

In September 2011, the Company’s Board of Directors authorized a $5 million share repurchase program to replace the existing authorization which had approximately $1.2 million remaining at the time of approval. The repurchases will be made at management’s discretion in accordance with applicable federal securities law.  The amount and timing of share repurchases will depend on a variety of factors, including market conditions and prevailing stock prices. The share repurchase authorization does not obligate the Company to acquire any specific number of shares in any period, and may be modified, suspended or discontinued at any time at the discretion of the Company’s Board of Directors. During the three and nine months ended September 30, 2011, the Company repurchased approximately 88,000 shares in the open market for approximately $1.0 million.

Acquisition-Related Payments

In addition to the upfront cash payments for acquisitions which are discussed in more detail above and in Note 4 to the Condensed Consolidated Financial Statements, we may be required to pay the following additional contingent consideration in connection with acquisitions we previously completed (dollars in thousands):

	As of September 30, 2011				Recorded
	Maximum potential contingent consideration due in				Liability as of
Acquisition:	2011	2012	2013	Total	Sept. 30, 2011
Milsom	$1,172	$1,172	$—	$2,344	$731
Option Six	—	1,000	—	1,000	777
PerformTech	—	2,000	—	2,000	—
Marton House	—	1,250	1,250	2,500	709
Bath Consulting	453	860	1,063	2,376	935
Academy of Training	156	—	—	156	38
Communication Consulting	—	400	300	700	125
Other	314	601	—	915	314
Total	$2,095	$7,283	$2,613	$11,991	$3,629

Significant Customers & Concentration of Credit Risk

We have a concentration of revenue from General Motors and its affiliates (“General Motors”), as well as a market concentration in the automotive sector. For the nine months ended September 30, 2011 and 2010, revenue from General Motors accounted for approximately 9% and 12%, respectively, of our consolidated revenue, and revenue from the automotive industry accounted for approximately 17% and 18%, respectively, of our consolidated revenue. No single customer accounted for more than 10% of our revenue during the nine months ended September 30, 2011 or accounts receivable as of September 30, 2011.

We also have a concentration of revenue from the United States government. For the nine months ended September 30, 2011 and 2010, sales to the United States government and its agencies represented approximately 15% and 23%, respectively, of our consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by us as separate customers.

Cash Flows

Nine Months ended September 30, 2011 Compared to the Nine Months ended September 30, 2010

The Company’s cash balance decreased $23.5 million from $28.9 million as of December 31, 2010 to $5.4 million as of September 30, 2011. The decrease in cash and cash equivalents during the nine months ended September 30, 2011 resulted from cash provided by operating activities of $10.6 million, cash used in investing activities of $38.2 million and cash provided by financing activities of $4.2 million.

Cash provided by operating activities was $10.6 million for the nine months ended September 30, 2011 compared to $23.1 million for the same period in 2010.  The decrease in cash provided by operating activities is primarily due to unfavorable changes in working capital balances, largely due to an increase in unbilled receivables attributable to the acquired RWD business. In addition, net cash provided by operating activities includes payments totaling $0.7 million during the nine months ended September 30, 2011 for the portion of contingent consideration in excess of the original fair value as of the acquisition date.

Cash used in investing activities was $38.2 million for the nine months ended September 30, 2011 compared to $3.3 million for the same period in 2010.  The increase in cash used in investing activities is primarily due to an increase in cash used for acquisitions, largely due to the use of $25.7 million of cash for the RWD acquisition, $8.4 million of cash used to complete three acquisitions in the UK and $1.5 million of cash used to complete an acquisition in China during the nine months ended September 30, 2011. Fixed asset additions increased approximately $1.8 million during the nine months ended September 30, 2011 compared to the same period in 2010.

Cash provided by financing activities was $4.2 million for the nine months ended September 30, 2011 compared to cash used in financing activities of $0.5 million for the nine months ended September 30, 2010.  The increase in cash provided by financing activities is primarily due to short-term borrowings of approximately $6.2 million during the nine months ended September 30, 2011 to partially fund the purchase price for the RWD acquisition. These proceeds from short-term borrowings were offset by contingent consideration payments totaling $1.2 million for previously completed acquisitions and $1.0 million of cash used for share repurchases during the nine months ended September 30, 2011.

Short-term Borrowings

General Physics has a $35 million Amended Financing and Security Agreement (the “Credit Agreement”) with a bank that expires on October 31, 2013, with annual renewal options, and is secured by certain assets of General Physics.  The maximum interest rate on borrowings under the Credit Agreement is at the daily LIBOR Market Index Rate plus 2.25%. Based upon the financial performance of General Physics, the interest rate can be reduced.  As of September 30, 2011, the rate was LIBOR plus 1.0%.  The Credit Agreement contains covenants with respect to General Physics’ minimum tangible net worth, total liabilities to tangible net worth ratio and interest coverage ratio. The Credit Agreement requires General Physics to maintain a minimum tangible net worth of $30.0 million.  As of September 30, 2011, General Physics’ tangible net worth was $28.3 million. The Company received a waiver from the lender, waiving testing of this covenant as of September 30, 2011. The Credit Agreement requires General Physics to maintain a total liabilities to tangible net worth ratio of not more than 3.0 to 1.0 and an interest coverage ratio of not less than 5.0 to 1.0.  As of September 30, 2011, General Physics’ total liabilities to tangible net worth ratio was 2.50 to 1.0 and its interest coverage ratio was 180.0 to 1.0, which was in compliance with the Credit Agreement. The Credit Agreement also contains certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends. The Credit Agreement permits General Physics to provide GP Strategies up to $10 million of cash to repurchase shares of its outstanding common stock in the open market. There was $5.6 million remaining available for future share repurchases under the $10 million authorized amount as of September 30, 2011. General Physics is otherwise currently restricted from paying dividends or management fees to the Company in excess of $1.0 million in any year.  As of September 30, 2011, there were $6.2 million borrowings outstanding and $28.4 million of available borrowings under the Credit Agreement, based upon 80% of eligible accounts receivable and 80% of eligible unbilled receivables.

Off-Balance Sheet Commitments

As of September 30, 2011, we do not have any off-balance sheet commitments except for operating leases and letters of credit entered into in the normal course of business.

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

Internal Control Over Financial Reporting

During the quarter ended September 30, 2011, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d—15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                                 Legal Proceedings

On February 22, 2011, General Physics Corporation was named a defendant in a complaint filed by the State of Tennessee in the Chancery Court for the 20th Judicial District of Tennessee.  The complaint alleges that Bryan Oil Company, an executive of Bryan Oil, General Physics and a former employee of General Physics, violated provisions of the Tennessee Petroleum Underground Storage Tank Act (the “UST Act”) in connection with the closure of a waste oil storage tank in 1997.  The Complaint seeks civil penalties not to exceed $10,000 per day for each violation of the UST Act, post-judgment interest and court costs. The State also began an administrative action requiring General Physics to “show cause” why it should not be removed as an approved Corrective Action Contractor (CAC), alleging that General Physics violated the UST Act in 1997 by failing to properly close the waste oil storage tank and filing false information by reporting that the tank was “emptied, filled with concrete and left in place.” General Physics presented evidence (including the actual tank) showing that the tank, which in 1997 was located entirely beneath the concrete floor of a building and accessible only through a 2-inch fill pipe, was at least 90% filled with concrete, largely free of oil residue, and closed-in-place in compliance with the regulations then in effect. General Physics also engaged an independent expert who determined that the tank was closed in compliance with the regulations in effect in 1997 and that there has been no measurable harm to the environment associated with the tank.  The State issued a ruling that did not address the allegation of improper closure, but found that General Physics had filed false information by incorrectly stating the size of the tank in a report filed in 1997.  General Physics appealed that decision to the State UST Board and a hearing is scheduled for November 16, 2011.  On September 26, 2011, General Physics received a letter from the U.S. Environmental Protection Agency, making allegations similar to those made in February, 2011 by the State of Tennessee, requesting General Physics to “show cause” why the EPA should not issue a Notice of Suspension and Proposed Debarment. The EPA has extended the date for General Physics to respond to the “show cause” notice and taken no further action.  General Physics continues to believe that its actions complied with the UST Act and applicable regulations, that it did not file false information by supplying an incorrect estimate, and that it has valid defenses against the State’s allegations.

Item 1A.                        Risk Factors

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Item 2.                                 Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s share repurchase activity for the three months ended September 30, 2011:

	Issuer Purchases of Equity Securities
				Total number		Approximate
				of shares		dollar value of
	Total number		Average	purchased as		shares that may yet
	of shares		price paid	part of publicly		be purchased under
Month	purchased		per share	announced program		the program
July 1-31, 2011	—			—		$2,115,000
August 1-31, 2011	6,435	(1)	$11.56	6,400	(2)	$1,237,000
September 1-30, 2011	81,623		$10.70	81,623	(2)	$4,950,000

(1)          Includes shares surrendered to satisfy tax withholding obligations on restricted stock units which vested during August 2011.

(2)          Represents shares repurchased in the open market in connection with our share repurchase program under which we may repurchase shares of our common stock from time to time in the open market subject to prevailing business and market conditions and other factors. There is no expiration date for the repurchase program. In September 2011, the Company’s Board of Directors authorized a $5 million share repurchase program to replace the existing authorization which had approximately $1.2 million remaining at the time of approval.

Item 6.	Exhibits

31.1

Certification of Chief Executive Officer of the Company dated November 3, 2011 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of Executive Vice President and Chief Financial Officer of the Company dated November 3, 2011 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification of Chief Executive Officer and Chief Financial Officer of the Company dated November 3, 2011 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following materials from GP Strategies Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements. *

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GP STRATEGIES CORPORATION

November 3, 2011	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

/s/ Sharon Esposito-Mayer
Sharon Esposito-Mayer
Executive Vice President and Chief Financial Officer