Form 10-K
period 2011-12-31
GP STRATEGIES CORP
filed 2012-02-29
CIK 70415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

☐ Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from             to

Commission File Number 1-7234

GP STRATEGIES CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	52-0845774
(State of Incorporation)	(I.R.S. Employer Identification No.)

6095 Marshalee Drive, Suite 300, Elkridge, MD	21075
(Address of principal executive offices)	(Zip Code)

(410) 379-3600
Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered:
Common Stock, $.01 par value	New York Stock Exchange, Inc.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the outstanding shares of the Registrant’s Common Stock, par value $.01 per share, held by non-affiliates as of June 30, 2011 was approximately $202,940,000.

The number of shares outstanding of the registrant’s Common Stock as of February 22, 2012:

Class	Outstanding
Common Stock, par value $.01 per share	18,836,485 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Stockholders are incorporated herein by reference into Part III hereof.

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward looking statements.  Forward—looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results.  We use words such as “expects,” “intends,” “believes,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “plans” and similar expressions to indicate forward-looking statements, but their absence does not mean a statement is not forward-looking. Because these forward-looking statements are based upon management’s expectations and assumptions and are subject to risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, those factors set forth under Item 1A - Risk Factors and those other risks and uncertainties detailed in our periodic reports and registration statements filed with the Securities and Exchange Commission (“SEC”).  We caution that these risk factors may not be exhaustive.  We operate in a continually changing business environment, and new risk factors emerge from time to time.  We cannot predict these new risk factors, nor can we assess the effect, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ from those expressed or implied by these forward-looking statements.

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

Company Information Available on the Internet

Our internet address is www.gpstrategies.com.  We make available free of charge through our internet site, our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; and any amendment to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.

PART I

Item 1:           Business

Introduction

GP Strategies Corporation, which is a New York Stock Exchange (“NYSE”) listed company traded under the symbol GPX, is a global performance improvement solutions provider of sales and technical training, e-Learning solutions, management consulting and engineering services. On December 31, 2011, GP Strategies Corporation merged with and into its sole operating subsidiary, General Physics Corporation (“General Physics”), eliminating the previous holding company structure. General Physics, which was established in 1966, was the surviving legal corporation in the merger and was renamed GP Strategies Corporation when the merger became effective. Following the merger, the financial position, business operations, state of incorporation, directors, executive officers and management of the newly combined company were substantially identical to those of GP Strategies Corporation before the merger.  References in this report to “GP Strategies,” the “Company,” “we” and “our” are to GP Strategies Corporation and its subsidiaries, collectively.

General Development of Business

Over the last several years, we have focused on building our custom training business through internal growth and the acquisition of complementary businesses. We began executing our acquisition strategy in 2006 and have since completed 18 acquisitions. The primary objectives of our acquisition strategy are to strengthen our capabilities in specific training and technical service areas, expand our global presence, and increase our customer base and market sector reach.

We added sales training as a new capability in January 2007 through our acquisition of Sandy Corporation, a leader in custom product sales training primarily for the U.S. automotive industry. To further enhance our sales training resume in other market sectors, we subsequently purchased Via Training, LLC, a U.S. custom e-Learning sales training company, in October 2007. In December 2009, we acquired two businesses which strengthened our e-Learning and content development expertise: (i) Option Six, Inc., a provider of custom e-Learning courseware development services with expertise in the software and pharmaceutical industries; and (ii) PerformTech, Inc., a provider of e-Learning, custom courseware development and other training services primarily for the U.S. Government.

To expand our global presence and capabilities, we have completed acquisitions in the United Kingdom and Asia. In 2009, we acquired Milsom Industrial Designs Limited, a provider of technical and engineering services primarily for the aerospace sector. In 2010, we acquired Marton House Plc, a provider of custom e-Learning content development with expertise in leadership and product sales training, and Bath Consulting Group, a niche leadership and organizational development consulting firm. Another recent area of focus in the United Kingdom has been acquisitions of government funded vocational skills training providers. The Skills Funding Agency in the United Kingdom has moved to eliminate suppliers providing services under contracts valued below a minimum monetary threshold. During 2010 and 2011, we acquired four such providers, and as a result we have increased our revenue base with the Skills Funding Agency, a customer for whom we have been providing services for over ten years. In February 2011, to gain presence in the Asia Pacific region, we acquired Communication Consulting, a Hong Kong-based training and consulting company with offices in Shanghai and Beijing, China, and Haryana (New Delhi), India.

In April 2011, we acquired the consulting business of RWD Technologies, LLC (“RWD”), a provider of human capital management and IT consulting services, business transformation and lean process improvement, end-user training, change management, knowledge management and operator effectiveness management solutions in industries such as manufacturing, energy, automotive, aerospace, healthcare, life sciences, consumer products, financial, telecommunications, higher education and the public sector. The RWD acquisition expanded our market sector reach, added new customers and enhanced our service offerings through the addition of new complementary services.

Company Overview

We are a leading independent provider of customized training solutions focused on performance improvement initiatives for our clients. We also provide consulting, engineering and technical services which enhance our customized training capabilities and diversify our service offerings. We serve a large customer base across a broad range of industries. We serve leading companies in the automotive, steel, oil and gas, power, chemical, electronics and technology, manufacturing, software, financial, retail, healthcare and food and beverage industries, as well as government agencies. We have over four decades of experience in developing solutions to optimize workforce performance by providing services and products to our clients that assist them in successfully integrating their employees, processes and technology.

Our training services and products support existing, as well as the launch of new, plants, products, equipment, technologies and processes. We offer a wide range of training business process outsourcing (“BPO”) services, including design, delivery and global management of comprehensive learning programs, to national and multinational businesses and government organizations and can deliver our services individually or as a complete, integrated training solution. We have global execution capabilities and currently provide custom training services in more than 40 countries to many industry leaders, such as CIGNA Corporation, Bank of America, Cisco Systems, Eli Lilly, ExxonMobil, General Motors, Microsoft, Ford and United Technologies, as well as to government agencies including the U.S. Army, Office of Personnel Management and the Skills Funding Agency in the United Kingdom. Our experience allows us to leverage our expertise across a wide variety of customer end markets ranging from heavy manufacturing such as automotive to the high tech bio-pharmaceutical industry. In 2011, for the eighth consecutive year, Training Industry, Inc., an industry trade organization, selected us as one of the Top 20 Companies in Training Outsourcing. Also in 2011, Training Industry, Inc. selected us as one of the Top Sales Training Companies for the fourth consecutive year. During 2011, Training Industry, Inc. also selected us as one of the Top 20 IT Training Companies, Top 20 Learning Portal Companies and Top 20 Content Development Companies. We also won several other industry awards including a prestigious “Learning In Practice” award from Chief Learning Officer Magazine and six Brandon Hall Excellence in Learning Awards, and were ranked a Top “Breadth of Service” Learning Provider by HRO Today.

Our consulting, engineering, and technical support services range from traditional business consulting, including lean enterprise consulting services, to specialized engineering and technical support services, such as design and evaluation services regarding facilities, processes and systems. Our consulting and engineering customers typically operate in technically complex industries such as oil and gas, power, chemical, aerospace, transportation and manufacturing industries, and include customers such as Pratt & Whitney, General Dynamics Corporation, Rockwell Automation, Luminant Energy, NRG Energy and Ameren Energy. We have a strong reputation for providing services for leading edge and emerging technologies and believe we are a leader in the rapidly developing field of design and construction of alternative fuel stations, including liquefied natural gas (“LNG”) and hydrogen fueling stations. In addition, our consulting services support regulatory and environmental compliance, modification of facilities and processes and plant performance improvement.

Operating Segments

As of December 31, 2011, we operated through five reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing (“Sandy”), (iv) RWD, and (v) Energy Services. Our Learning Solutions segment represents an aggregation of two operating groups in accordance with the aggregation criteria in U.S. GAAP, while all of the other reportable segments each represent one operating segment. We are organized by operating group, primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

Effective October 1, 2011, we made two management reporting changes which resulted in a change to our reportable segments. Our Learning Solutions group and our Europe group which were both formerly part of the Manufacturing & BPO segment are aggregated into a separate segment named “Learning Solutions.” In addition, our Manufacturing group, which was also part of the Manufacturing & BPO segment, assumed management responsibility for the former Process & Government group and this newly combined group is a separate reportable segment named “Professional & Technical Services.” We have reclassified the segment financial information herein for all prior years to reflect this change and conform to the current year’s presentation. Further information regarding each business segment is discussed below. We continually review our reportable business segments and change them from time to time as appropriate to reflect organizational changes.

In connection with the acquisition of RWD on April 15, 2011, a portion of the acquired business constitutes a separate reportable segment which is named RWD, and certain other business units of RWD are included in the Professional & Technical Services and Sandy segments.

Learning Solutions. The Learning Solutions segment delivers training, curriculum design and development, e-Learning services, system hosting, training business process outsourcing and consulting services primarily to large companies in the electronics and semiconductors, healthcare, software, financial and other industries as well as to government agencies. This segment’s ability to deliver a wide range of training services on a global basis allows it to take over the entire learning function for the client, including their training personnel.

Professional & Technical Services. Consisting of our former Manufacturing and Process & Government groups, this segment has over four decades of experience providing training, consulting, engineering and technical services, including lean consulting, emergency preparedness, safety and regulatory compliance, chemical demilitarization and environmental services primarily to large companies in the manufacturing, steel, pharmaceutical and petrochemical industries,  federal and state government agencies and large government contractors. This segment also provides services to users of alternative fuels, including designing and constructing LNG and hydrogen fueling stations, as well as supplying fuel and equipment.

Sandy Training & Marketing. The Sandy segment provides custom product sales training and has been a leader in serving manufacturing customers in the U.S. automotive industry for over 30 years. Sandy provides custom product sales training designed to better educate customer sales forces with respect to new vehicle features and designs, in effect rapidly increasing the sales force knowledge base and enabling them to address detailed customer queries. Furthermore, Sandy helps our clients assess their customer relationship marketing strategy, measure performance against competitors and connect with their customers on a one-to-one basis. This segment also provides technical training services to automotive customers.

RWD. The RWD segment represents a portion of the consulting business acquired from RWD Technologies, LLC in April 2011. Certain of the other acquired RWD business units are managed within the Professional & Technical Services and Sandy segments discussed above. The RWD segment provides human capital management and IT consulting services, end-user training, change management, knowledge management and operator effectiveness management solutions in industries such as manufacturing, aerospace, healthcare, life sciences, consumer products, financial, telecommunications, services and higher education as well as the public sector.

Energy Services. The Energy Services segment provides engineering services, products and training primarily to electric power utilities. Our proprietary EtaProTM Performance Monitoring and Optimization System provides a suite of performance solutions for power generation plants and is installed at approximately 900 power generating units in over 30 countries. In addition to providing custom training solutions, this segment provides web-based training through our GPiLearnTM portal to over 30,000 power plant personnel in the U.S. and in over 40 countries.

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

Training Business Process Outsourcing. We provide end-to-end business process outsourcing solutions, including the management of our customers’ training departments, as well as administrative processes, such as tuition assistance program management, vendor management, call center / help desk administration and learning management system (LMS) administration. Our training BPO services encompass a wide spectrum of learning engagements from transactional multi-week assignments focused on a single aspect of a learning process to multi-year contracts where we manage the learning infrastructure of our customer. In addition, we automate a large amount of our customers’ tuition reimbursement programs by utilizing our own proprietary software.

Consulting. Consulting services include not only training-related consulting services, but also more traditional business management, engineering and other disciplines. We are able to provide high-level lean enterprise consulting services, as well as training in the concept, methods and application of lean enterprise and other quality practices, organizational development and change management. We also provide engineering consulting services to support regulatory and environmental compliance, modification of facilities and processes, plant performance improvement, reliability-centered maintenance practices and plant start-up activities. Consulting services also include IT consulting and ERP implementation services, operations continuity assessment, planning, training and procedure development. Consulting products include proprietary training and reference materials.

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

Legacy Technical Expertise. In the 1960’s, we began providing technical services to the U.S. Navy nuclear submarine program and nuclear electric-power generation industry and have since maintained and expanded our reputation for providing technically complex consulting, engineering, and training services. Many of our employees have engineering degrees, technical training or years of relevant technical industry experience. Through repeat projects with industry leaders, such as ExxonMobil, Applied Materials and Pratt & Whitney, we have acquired significant industry experience in providing highly technical consulting services. We believe that our technical expertise allows us to address market opportunities for complex business challenges that require in-depth expertise and certifications typically acquired over several years of specialized training and many years of experience. We also believe that our ability to provide both training-related and business consulting services allows us to gain insight into operations of our customers, understand the challenges they face and develop optimal solutions to meet these challenges. We also believe that the knowledge that we develop while working with our clients provides us with a significant competitive advantage as those clients look to expand the scope of services outsourced to third party service providers.

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

Business Model Supports Visibility of Revenues. We believe the nature of our business, which includes established relationships with our clients, average project durations of one year, as well as many long term contracts with our customers, provides us with a platform from which to drive revenues and gives us visibility into our future performance. We have long-standing relationships with many of our clients, with over 60% of our top 25 clients having used our services for five or more years. Additionally, over 90% of our annual revenue is generated by clients that existed in the prior year. We also had a backlog for services under executed contracts of $203.3 million as of December 31, 2011, most of which we anticipate will be recognized as revenue during 2012.

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

The following table illustrates the percentage of our total revenue attributable to each type of contract for the year ended December 31, 2011:

Fixed price (including fixed-fee per transaction)	63%
Time-and-materials, including fixed rate	28
Cost-reimbursable	9
Total revenue	100%

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

International

We conduct our business outside of the United States in over 40 countries primarily through our wholly owned subsidiaries located in the United Kingdom, France, Germany, Canada, Mexico, Colombia, Singapore, China and India. Through these subsidiaries, we are capable of providing substantially the same services and products as are available to clients in the United States, although modified as appropriate to address the language, business practices and cultural factors unique to each client and country. In combination with our subsidiaries, we are able to coordinate the delivery to multi-national clients of services and products that achieve consistency on a global, enterprise-wide basis.  Revenue from operations outside the United States represented approximately 18% of our consolidated revenue for the year ended December 31, 2011 (see Note 13 to the accompanying Consolidated Financial Statements).

Customers

During 2011, we provided services to over 500 customers. Significant customers include multinational automotive manufacturers, such as General Motors Company, Ford Motor Company, Hyundai Motor Company and Chrysler Group; governmental agencies, such as the U.S. Department of Defense, U.S. Naval Undersea Warfare Center, Office of Personnel Management, U.S. Social Security Administration and the Skills Funding Agency in the United Kingdom; U.S. Government prime contractors, such as Bechtel National, Inc. and URS Corporation; commercial electric power utilities, such as Eskom, NRG Energy and Suez Energy; and other large multinational companies, such as Microsoft, CIGNA Corporation, Rockwell Automation, Hewlett Packard Company, Network Appliance, Cisco Systems, Inc., Texas Instruments, Lowe’s Companies, Inc., Eli Lilly & Co., United Technologies Corporation, Exxon Mobil and United States Steel Corporation.

We have a market concentration of revenue in the automotive sector and in prior years had a concentration of revenue from General Motors Corporation and its affiliates and successor (“General Motors”). Revenue from the automotive industry accounted for approximately 17%, 18% and 21% of our consolidated revenue for the years ended December 31, 2011, 2010 and 2009, respectively, and revenue from General Motors accounted for approximately 9%, 12% and 16% of our consolidated revenue for the years ended December 31, 2011, 2010 and 2009, respectively.  No single customer accounted for more than 10% of our consolidated revenue in 2011 or accounts receivable as of December 31, 2011.

For the years ended December 31, 2011, 2010 and 2009, sales to the United States government and its agencies represented approximately 14%, 22% and 23%, respectively, of our consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by us as separate customers.

Employees

Our principal resource is our personnel. As of December 31, 2011, we had 2,523 employees. We also utilize additional adjunct instructors and consultants as needed. Our future success depends to a significant degree upon our ability to continue to attract, retain and integrate into our operations instructors, engineers, technical personnel and consultants who possess the skills and experience required to meet the needs of our clients.

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

Marketing

Business development and sales resources are aligned with our operating groups to support existing customer accounts and new customer development. We use attendance at trade shows, presentations of technical papers at industry and trade association conferences, press releases, webinars and workshops given by our personnel to serve an important marketing function. We also carry out selective advertising and send a variety of sales literature to current and prospective clients. By staying in contact with clients and looking for opportunities to provide further services, we sometimes obtain contract awards or extensions without having to undergo competitive bidding. In other cases, clients ask us to bid competitively. In both cases, we submit proposals to the client for evaluation. The period between submission of a proposal to final award can range from 30 days or less (generally for noncompetitive, short-term contracts), to a year or more (generally for large, competitive multi-year contracts).

Backlog

Our backlog for services under executed contracts and subcontracts was approximately $203.3 million and $136.1 million as of December 31, 2011 and 2010, respectively. We anticipate that most of our backlog as of December 31, 2011 will be recognized as revenue during 2012. However, the rate at which services are performed under certain contracts, and thus the rate at which backlog will be recognized, is at the discretion of the client and most contracts are, as mentioned above, subject to termination by the client upon written notice.

Environmental Statutes and Regulations

We provide environmental engineering services primarily to the U.S. Army in Maryland, including the development and management of site environmental remediation plans. Our activities in connection with providing environmental engineering services may also subject us to federal, state and local environmental laws and regulations (including, without limitation, the Clean Water Act, the Clean Air Act, Superfund, the Resource Conservation and Recovery Act and the Occupational Safety and Health Act). Although we subcontract most remediation construction activities and all removal and offsite disposal and treatment of hazardous substances, we could still be held liable for clean-up or violations of such laws as an “operator” or otherwise under such federal, state and local environmental laws and regulations with respect to a site where we have provided environmental engineering and support services. We believe, however, that we are in compliance in all material respects with such environmental laws and regulations.

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

Our revenues and profitability are related to general levels of economic activity and employment primarily in the United States and the United Kingdom.  As a result, economic recession in both of those countries could harm our business and financial condition, as seen by a decrease in our revenue and income during 2009. A significant portion of our revenues is derived from Fortune 500 companies and their non-U.S. equivalents, which historically have decreased expenditures for external training during economic downturns.  If the economies in which these companies operate remain weak or are further weakened in any future period, these companies may reduce their expenditures on external training, and other products and services supplied by us, which could materially and adversely affect our business, results of operations and financial condition.  As we expand our business globally, we might be subject to additional risks associated with economic conditions in the countries into which we enter or in which we expand our operations.

Our revenue and financial condition could be adversely affected by the loss of business from significant customers, including automotive manufacturers, the U.S. Government and other customers.

During the years ended December 31, 2011, 2010 and 2009, revenue from General Motors accounted for approximately 9%, 12% and 16%, respectively, of our consolidated revenue and revenue from our customers in the automotive industry, including General Motors, accounted for approximately 17%, 18% and 21%, respectively, of our consolidated revenue.  In recent years, General Motors and other auto manufacturers reported a sharp reduction in vehicle sales which resulted in substantial losses and severe liquidity problems, leading to efforts to restructure their operations to remain solvent and to seek government funding. While the condition of the automotive industry has improved in recent periods, further cost-cutting, a lack of sufficient funding or a decision to cease or reduce contract awards to us, could adversely affect our business and financial condition. In addition, default in payment of accounts receivable from General Motors or other significant customers could cause us to incur substantial losses.

For the years ended December 31, 2011, 2010 and 2009, revenue from the U.S. Government represented approximately 14%, 22% and 23% of our consolidated revenue, respectively.  However, the revenue was derived from a number of separate contracts with a variety of government agencies we regard as separate customers. Government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits by government representatives and profit and cost controls.  If we fail to comply with all of the applicable regulations, requirements or laws, our existing contracts with the government could be terminated and our ability to seek future government contracts or subcontracts could be adversely affected.  In addition, the funding of government contracts is subject to Congressional appropriations.  Budget decisions made by the U.S. Government are outside of our control and could result in a reduction or elimination of contract funding.  A shift in government spending to other programs in which we are not involved or a reduction in general government spending could have a negative impact on our financial condition.  The U.S. Government is under no obligation to maintain funding for or to continue to fund our contracts or subcontracts.

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

A substantial portion of our assets consists of goodwill and intangible assets, which are subject to impairment. We could incur material asset impairment charges in future periods.

As of December 31, 2011, we had goodwill of $93.3 million and other intangible assets of $15.1 million in connection with acquisitions. In accordance with U.S. GAAP, goodwill is reviewed annually for impairment unless circumstances or events indicate that an impairment test should be performed sooner to determine if there has been any impairment to value.  The review for impairment is based on several factors requiring judgment. A decrease in expected cash flows or change in market conditions, among other things, may indicate potential impairment of recorded goodwill. We tested our goodwill at the reporting unit level as of December 31, 2011 and 2010 and there was no indication of impairment.

We recognized a goodwill and intangible asset impairment loss of $10.2 million during the second quarter of 2009 primarily due to a significant decline in our market capitalization during 2009 and significant declines in the volume of business with customers primarily in the manufacturing industry as a result of the economic recession. Our acquisitions in recent years have not involved the acquisition of significant tangible assets and, as a result, a significant portion of the purchase price in each case was allocated to goodwill and other intangible assets. We will continue to test for impairment on an annual basis, coinciding with our fiscal year-end, or on an interim basis if events and circumstances indicate a possible impairment. However, we may incur further material goodwill or other intangible asset impairment charges in the future related to past acquisitions.

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

As of December 31, 2011, Sagard beneficially owned 3,333,621 shares or 17.8% of our outstanding common stock. In addition, until Sagard owns less than certain specified amounts of common stock or certain other conditions have been met, Sagard is entitled to designate an individual to serve on our board of directors. As a result, Sagard may exert influence over our decision to enter into any corporate transaction or with respect to any transaction that requires the approval of stockholders, regardless of whether other stockholders believe that the transaction is in their own best interests. This could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

We are vulnerable to the cyclical nature of the markets we serve.

The demand for our services and products is dependent upon training and marketing budgets and the existence of projects with training, engineering, procurement, construction or management needs.  Although downturns can impact our entire business, the automotive, electronics and semiconductors, construction, alternative fuels and energy industries are examples of sectors that are cyclical in nature and have been affected from time to time by fluctuations in either national or worldwide demand for these projects.  Industries such as these and many of the others we serve have historically been and might continue to be vulnerable to general downturns and are and might continue to be cyclical in nature.  During economic downturns, our clients might demand better terms.  In addition, many of our training contracts are subject to modification in the event of certain material changes in the business or demand for our services.  Our government clients also might face budget deficits that prohibit them from funding proposed and existing projects.  As a result, our past results have varied considerably and could continue to vary depending upon the demand for future projects in the industries that we serve.

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

•                the need to submit proposals for scopes of work in advance of the completion of their design, which may result in unforeseen cost overruns;

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

There are no assurances that we will continue to win competitively awarded contracts or to receive renewal or follow-on contracts. Renewal and follow-on contracts are important because our contracts are for fixed terms. These terms vary from shorter than one year to over five years, particularly for contracts with extension options. The loss of revenues from our failure to win competitively awarded contracts or to obtain renewal or follow-on contracts may be significant because competitively awarded contracts account for a substantial portion of our sales.

Our backlog is subject to reduction and cancellation, which could negatively impact our future revenues or earnings.

Our backlog for services under executed contracts (including subcontracts and purchase orders) was approximately $203.3 million, $136.1 million and $125.2 million as of December 31, 2011, 2010 and 2009, respectively.  There can be no assurance that the revenues projected in our backlog will be realized or, if realized, will result in profits.  Further, contract terminations or reductions in the original scope of contracts reflected in our backlog might occur at any time as discussed below in more detail.

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

We rely on third parties, including subcontractors, suppliers and teaming partners, to perform a portion of the services we must provide to our customers and disputes with or the failure to perform satisfactorily of such a third party could materially and adversely affect our performance and our ability to obtain future business.

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

Competition for qualified personnel can be intense.  We cannot assure you that qualified personnel will continue to be available to us or will be available to us when our needs arise or on terms favorable to us.  Any failure to attract or retain qualified instructors, engineers, technical personnel, consultants, salespeople and managers in sufficient numbers could have a material adverse effect on our business and financial condition.

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

Our revenue outside of the U.S. was approximately 18%, 18% and 14% of our total revenue for the years ended December 31, 2011, 2010 and 2009, respectively. We conduct our business primarily in the U.S., the United Kingdom, Canada, Mexico, Colombia and Singapore, but also in other developed and developing countries, including India and China.  We intend to continue to expand our global operations which could involve expanding into countries other than those in which we currently operate.  It could also involve expanding into less developed countries, which may have less political, social or economic stability and less developed infrastructure and legal systems.  International sales and operations might be subject to a variety of risks, including:

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

Approximately 18% of our revenue for the year ended December 31, 2011 was denominated in foreign currencies, including the British Pound Sterling, the Canadian Dollar and the Euro, and, to a lesser extent, the Mexican Peso, Colombian Peso, the Indian Rupee, the Singapore Dollar and the Chinese Yuan. British Pound Sterling-denominated revenue represented approximately 14% of our revenue for the year ended December 31, 2011.  As a result, changes in the exchange rates of these foreign currencies to the U.S. Dollar will affect our consolidated U.S. dollar revenue, cost of revenue and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.

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

We engage in activities in which there are substantial risks of potential liability.  We provide services involving electric power distribution and generation, nuclear power, chemical weapons destruction, petrochemical process training, pipeline operations, volatile fuels such as hydrogen and liquefied natural gas (“LNG”), environmental remediation, engineering design and construction management.  We maintain a consolidated insurance program (including general liability coverage) covering the businesses we currently own.  Claims by or against any covered insured could reduce the amount of available insurance coverage for the other insureds and for other claims. In addition, certain liabilities might not be covered at all, such as deductibles, self-insured retentions, amounts in excess of applicable insurance limits and claims that fall outside the coverage of our policies.

Although we believe that we currently have appropriate insurance coverage, we do not have coverage for all of the risks to which we are subject and we may not be able to obtain appropriate coverage on a cost-effective basis in the future.

Our policies exclude coverage for incidents involving nuclear liability, and we may not be covered by U.S. laws or industry programs providing liability protection for licensees of the Nuclear Regulatory Commission (typically utilities) for damages caused by nuclear incidents; we are not a licensee and few of our contracts with clients have contained provisions waiving or limiting our liability.  Therefore, we could be materially and adversely affected by a nuclear incident.  In addition, certain environmental risks, such as liability under the Comprehensive Environmental Response, Compensation, and Liability Act, as amended, (“Superfund”), also might not be covered by our insurance.

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

Item 1B:        Unresolved Staff Comments

None.

Item 2:           Properties

We do not own any significant real property, but we and our subsidiaries lease an aggregate of approximately 431,000 square feet of primarily office and related space at various locations throughout the United States, the United Kingdom, France, Germany, Canada, Mexico, Colombia, India, Singapore and China. We occupy approximately 46,000 square feet in an office complex in Elkridge, Maryland for our corporate headquarters under a lease which expires in 2013, and approximately 60,000 square feet in an office building in Troy, Michigan under a lease which expires in 2018.

We believe that our properties have been well maintained, are suitable and adequate for us to operate at present levels and the productive capacity and extent of utilization of the facilities are appropriate for our existing real estate requirements. Upon expiration of these leases, we do not anticipate any difficulty in obtaining renewals or alternative space.

Item 3:           Legal Proceedings

On February 22, 2011, the Company was named a defendant in a complaint filed by the State of Tennessee (the “State”) in the Chancery Court for the 20th Judicial District of Tennessee. The complaint alleges that Bryan Oil Company, an executive of Bryan Oil, the Company and a former employee of the Company, violated provisions of the Tennessee Petroleum Underground Storage Tank Act (the “UST Act”) in connection with the closure of a waste oil storage tank in 1997. The Complaint seeks civil penalties not to exceed $10,000 per day for each violation of the UST Act, post-judgment interest and court costs. The State also began an administrative action requiring the Company to “show cause” why it should not be removed as an approved Corrective Action Contractor (CAC), alleging that the Company violated the UST Act in 1997 by failing to properly close the waste oil storage tank and filing false information by reporting that the tank was “emptied, filled with concrete and left in place.” The Company presented evidence (including the actual tank) showing that the tank, which in 1997 was located entirely beneath the concrete floor of a building and accessible only through a 2-inch fill pipe, was at least 90% filled with concrete, largely free of oil residue, and closed-in-place in compliance with the regulations then in effect. The Company also engaged an independent expert who determined that the tank was closed in compliance with the regulations in effect in 1997 and that there has been no measurable harm to the environment associated with the tank. The State issued a ruling that did not address the allegation of improper closure, but found that the Company had filed false information by incorrectly stating the size of the tank in a report filed in 1997. The Company appealed that decision to the State UST Board and a hearing previously set for November 16, 2011, has been re-scheduled for May 23, 2012. On September 26, 2011, the Company received a letter from the U.S. Environmental Protection Agency (“EPA”), making allegations similar to those made in February, 2011 by the State of Tennessee, requesting the Company to “show cause” why the EPA should not issue a Notice of Suspension and Proposed Debarment. The EPA has extended the date for the Company to respond to the “show cause” notice and taken no further action. On February 1, 2012, the State filed an Amended Complaint to include additional causes of action based upon alleged inaccuracies in documents filed by the defendants with the State.  The Company continues to believe that its actions complied with the UST Act and applicable regulations, that it did not file false information in violation of the law, and that it has valid defenses against the State’s and the EPA’s allegations.

PART II

Item 5:           Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, $0.01 par value, is traded on the New York Stock Exchange. The following table presents our high and low market prices for the last two fiscal years. During the periods presented below, we have not paid any cash dividends.

	2011
Quarter	High	Low
First	$13.83	$9.64
Second	14.34	11.50
Third	14.26	9.79
Fourth	13.72	9.16

	2010
Quarter	High	Low
First	$8.72	$6.86
Second	8.75	6.72
Third	9.29	6.80
Fourth	10.84	8.14

The number of shareholders of record of our common stock as of February 22, 2012 was 950. Shares of our common stock that are registered in the name of a broker or other nominee are listed as a single shareholder on our record listing, even though they are held for a number of individual shareholders. As such, our actual number of shareholders is higher than the number of shareholders of record.

We have not declared or paid any cash dividends on our common stock during the two most recent fiscal years. We do not anticipate paying cash dividends on our common stock in the foreseeable future and intend to retain future earnings to finance the growth and development of our business. In addition, our Credit Agreement (see Item 7) contains restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends.

Performance Graph

The following graph assumes $100 was invested on January 1, 2007 in GP Strategies Common Stock, and compares the share price performance with the NYSE Market Index and a peer group index which consists of the companies included in Standard Industrial Classification (SIC) 8200, Educational Services.  Values are as of December 31 of the specified year assuming that all dividends were reinvested.

Company / Index	Year ended December 31,
Name	2006	2007	2008	2009	2010	2011
GP Strategies Corp.	$100.00	$128.31	$54.34	$90.72	$123.37	$162.41
NYSE Market Index	100.00	108.87	66.13	84.83	96.19	92.50
Peer Group Index	100.00	143.28	129.17	130.10	108.59	100.42

Issuer Purchases of Equity Securities

The following table provides information about our share repurchase activity for the three months ended December 31, 2011:

	Issuer Purchases of Equity Securities
				Total number	Approximate
				of shares	dollar value of
	Total number		Average	purchased as	shares that may yet
	of shares		price paid	part of publicly	be purchased under
Month	purchased		per share	announced program (1)	the program
October 1-31, 2011	10,000		$9.92	10,000	$4,850,000
November 1-30, 2011	23,364	(2)	$11.47	—	$4,850,000
December 1-31, 2011	36,054	(2)	$13.37	26,639	$4,492,000

(1)         Represents shares repurchased in the open market in connection with our share repurchase program under which we may repurchase shares of our common stock from time to time in the open market subject to prevailing business and market conditions and other factors. There is no expiration date for the repurchase program.

(2)         Represents shares surrendered to satisfy tax withholding obligations on restricted stock units which vested during these periods and shares surrendered to exercise stock options and satisfy the related tax withholding obligations.

Item 6:           Selected Financial Data

The selected financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements and the notes thereto included elsewhere in this report. Our consolidated statement of operations data for the years ended December 31, 2011, 2010, and 2009 and our consolidated balance sheet data as of December 31, 2011 and 2010 have been derived from our audited consolidated financial statements included elsewhere in this report. Our consolidated statement of operations data for the years ended December 31, 2008 and 2007 and our consolidated balance sheet data as of December 31, 2009, 2008, and 2007 have been derived from audited consolidated financial statements which are not presented in this report.

	Years ended December 31,
Statement of Operations Data	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Revenue	$333,167	$259,926	$219,240	$267,893	$248,422
Gross profit	56,634	42,690	34,091	40,809	38,075
Goodwill and intangible asset impairment loss	—	—	10,163	5,508	—
Interest expense	209	236	217	699	1,218
Income before income taxes	28,391	20,852	3,395	14,150	16,906
Net income (loss)	17,860	12,732	(1,190)	7,837	9,684
Diluted earnings (loss) per share	0.94	0.68	(0.07)	0.47	0.56

	December 31,
Balance Sheet Data	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Cash and cash equivalents	$4,151	$28,902	$10,803	$3,961	$3,868
Short-term borrowings	—	—	—	3,234	2,953
Working capital	35,958	47,322	37,377	22,849	18,080
Total assets	211,576	183,196	156,701	135,840	147,445
Long-term debt, including current maturities	—	—	—	—	7,986
Stockholders’ equity	143,394	124,787	110,890	92,806	90,382

Item 7:           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2011 which are located in Item 8 of this report.

General Overview

We are a global performance improvement solutions provider of sales and technical training, e-Learning solutions, management consulting and engineering services that seeks to improve the effectiveness of organizations by providing services and products that are customized to meet the specific needs of clients. Clients include Fortune 500 companies and governmental and other commercial customers in a variety of industries. We believe we are a global leader in performance improvement, with over four decades of experience in providing solutions to optimize workforce performance.

As of December 31, 2011, we operated through five reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing (“Sandy”), (iv) RWD, and (v) Energy Services. Our Learning Solutions segment represents an aggregation of two operating groups in accordance with the aggregation criteria in U.S. GAAP, while all of the other reportable segments each represent one operating segment. We are organized by operating group, primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

Effective October 1, 2011, we made two management reporting changes which resulted in a change to our reportable segments. Our Learning Solutions group and our Europe group which were both formerly part of the Manufacturing & BPO segment are aggregated into a separate segment named “Learning Solutions.” In addition, our Manufacturing group, which was also part of the Manufacturing & BPO segment, assumed management responsibility for the former Process & Government group and this newly combined group is a separate reportable segment named “Professional & Technical Services.” We have reclassified the segment financial information herein for all prior years to reflect this change and conform to the current year’s presentation. Further information regarding each business segment is discussed below. We continually review our reportable business segments and change them from time to time to reflect organizational changes.

In connection with the acquisition of RWD on April 15, 2011, a portion of the acquired business constitutes a separate reportable segment which is named RWD, and certain other business units of RWD are included in the Professional & Technical Services and Sandy segments.

Learning Solutions. The Learning Solutions segment delivers training, curriculum design and development, e-Learning services, system hosting, training business process outsourcing and consulting services primarily to large companies in the electronics and semiconductors, healthcare, software, financial and other industries as well as to government agencies. This segment’s ability to deliver a wide range of training services on a global basis allows it to take over the entire learning function for the client, including their training personnel.

Professional & Technical Services. Consisting of our former Manufacturing and Process & Government groups, this segment has over four decades of experience providing training, consulting, engineering and technical services, including lean consulting, emergency preparedness, safety and regulatory compliance, chemical demilitarization and environmental services primarily to large companies in the manufacturing, steel, pharmaceutical and petrochemical industries,  federal and state government agencies and large government contractors. This segment also provides services to users of alternative fuels, including designing and constructing LNG and hydrogen fueling stations, as well as supplying fuel and equipment.

Sandy Training & Marketing. The Sandy segment provides custom product sales training and has been a leader in serving manufacturing customers in the U.S. automotive industry for over 30 years. Sandy provides custom product sales training designed to better educate customer sales forces with respect to new vehicle features and designs, in effect rapidly increasing the sales force knowledge base and enabling them to address detailed customer queries. Furthermore, Sandy helps our clients assess their customer relationship marketing strategy, measure performance against competitors and connect with their customers on a one-to-one basis. This segment also provides technical training services to automotive customers.

RWD. The RWD segment represents a portion of the consulting business acquired from RWD Technologies, LLC in April 2011. Certain of the other acquired RWD business units are managed within the Professional & Technical Services and Sandy segments discussed above. The RWD segment provides human capital management and IT consulting services, end-user training, change management, knowledge management and operator effectiveness management solutions in industries such as manufacturing, aerospace, healthcare, life sciences, consumer products, financial, telecommunications, services and higher education as well as the public sector.

Energy Services. The Energy Services segment provides engineering services, products and training primarily to electric power utilities. Our proprietary EtaProTM Performance Monitoring and Optimization System provides a suite of performance solutions for power generation plants and is installed at approximately 900 power generating units in over 30 countries. In addition to providing custom training solutions, this segment provides web-based training through our GPiLearnTM portal to over 30,000 power plant personnel in the U.S. and in over 40 countries.

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

Develop and maintain strong customer relationships.  We plan to preserve and grow our business by cross-selling our services and capabilities across and within our existing client base. We have a successful track record of increasing the scope of our work for a number of our clients, many of whom we estimate currently outsource only a fraction of their training expenditures.  We believe that as our clients benefit from the efficient, cost-effective and flexible training solutions and services that we provide, many of them will find it beneficial to increase the scope of training services that they outsource to third party providers.  We believe that the strength of our relationships with our existing clients, including the insight and knowledge into their operations that we have developed through these relationships, when combined with the broad range of our service and product offerings, provide us with an advantage when competing for these additional expenditures. We realize that many companies have reduced their external training expenditures due to the economic recession; however, we will strive to preserve our relationships and increase our proportion of our customers’ total spend.

Remain competitive in the current economic environment. We experienced a reduction in revenue during 2009 as a result of the economic recession, primarily due to a slowdown in certain of the end market sectors we serve, such as automotive, manufacturing and electronics and semiconductors.  At the beginning of 2009, we implemented a cost management strategy to ensure that we remained competitive in this economic environment and are well positioned when the economy recovers. We have continued to manage costs to ensure we remain competitive and will continue to invest in what we believe are key areas of growth.

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

We have followed a disciplined approach to target selection and have been able to acquire complementary businesses at what we believe are attractive valuations.  Since 2006, we have acquired 18 businesses which have expanded our e-Learning capabilities and added complementary services such as product sales training.  Ten of these businesses are in the United Kingdom and have strengthened our international platform, enabling us to meet the needs of our global clients while providing additional client opportunities. We also believe that our current operating structure, which utilizes a centralized infrastructure of corporate services to support our various platforms, enhances our ability to quickly and cost-effectively integrate acquisitions.  We look to identify acquisitions to augment our capabilities when we believe acquisitions are the quickest and most efficient way of expanding our platform and service offerings.

Acquisitions

Below is a summary of the acquisitions we completed during 2011, 2010 and 2009. See Note 2 to the accompanying Consolidated Financial Statements for further details, including the purchase price allocations.

2011 Acquisitions

Communication Consulting

On February 1, 2011, through our wholly-owned subsidiaries in Hong Kong and Shanghai, we acquired the training business and certain related assets of Cathay/Communication Consulting Limited (“Communication Consulting”), a Hong Kong-based training and consulting company with offices in Shanghai and Beijing, China, and Haryana (New Delhi) in India. Communication Consulting designs and delivers customized training solutions and specializes in the areas of leadership, communication skills, sales and customer service training. The purchase price for the acquired business and assets was $1.5 million in cash. In addition, the purchase agreement requires us to pay up to an additional $0.7 million, which would be payable subsequent to the two twelve-month periods following completion of the acquisition, contingent upon our Shanghai operations achieving specified revenue targets during those periods, as defined in the purchase agreement. Communication Consulting is included in the Professional & Technical Services segment and the results of its operations have been included in the consolidated financial statements since February 1, 2011.

Ultra Training Ltd.

On April 1, 2011, we acquired Ultra Training Ltd., an independent skills training provider located in the United Kingdom. We acquired 100% ownership of Ultra Training Ltd. for a purchase price of $3.4 million in cash. Ultra Training Ltd. is included in the Learning Solutions segment and its results of operations have been included in the consolidated financial statements since April 1, 2011.

RWD Technologies

On April 15, 2011, we completed the acquisition of certain assets of the consulting business of RWD Technologies, LLC, a Delaware limited liability company, and certain of its subsidiaries (collectively, “RWD”). RWD is a provider of human capital management and IT consulting services, business transformation and lean process improvement, end-user training, change management, knowledge management and operator effectiveness management solutions in industries such as manufacturing, energy, automotive, aerospace, healthcare, life sciences, consumer products, financial, telecommunications, services and higher education as well as the public sector. We paid $28.0 million at closing, which was financed with $20.4 million of cash on hand and $7.6 million of borrowings under our revolving credit facility. The purchase price was subsequently adjusted based on the final determination of the working capital of the acquired business as of the closing date in accordance with the Asset Purchase Agreement. In September 2011, the seller paid us $2.2 million based on the final determination of working capital as of the acquisition date.

A portion of the acquired business is reported as a separate reportable segment named RWD, and the remaining other business units of RWD are included in the Professional & Technical Services and Sandy segments. The results of RWD’s operations have been included in the consolidated financial statements since April 16, 2011.

The following unaudited pro-forma condensed consolidated results of operations assume that the acquisition of RWD was completed as of January 1 for each of the years below:

	Year ended
	December 31,
	2011	2010
	(In thousands, except per share amounts)
Revenue	$354,609	$324,587
Net income	18,605	8,279
Basic earnings per share	0.99	0.44
Diluted earnings per share	0.98	0.44

Beneast Training Ltd.

On August 1, 2011, we acquired the share capital of TK Holdings Ltd and its subsidiary Beneast Training Ltd. (collectively, “Beneast”), an independent skills training provider located in the United Kingdom. We acquired 100% ownership of Beneast for a purchase price of $6.8 million in cash. Beneast is included in the Learning Solutions segment and its results of operations have been included in the consolidated financial statements since August 1, 2011.

Van Hee

On July 29, 2011, we entered into an Asset Purchase Agreement with Van Hee Transport Limited (“Van Hee”), an independent skills training provider located in the United Kingdom, to acquire a contract to provide government funded training services. The purchase price was $0.8 million in cash at closing and was recorded as an intangible asset which is being amortized over an estimated useful life of three years subsequent to the acquisition date.

2010 Acquisitions

Marton House

On April 1, 2010, we completed the acquisition of Marton House Plc (“Marton House”), a provider of custom e-Learning content development with expertise in leadership and product sales training in the United Kingdom. We acquired 100% ownership of Marton House for a purchase price of $2.8 million in cash. In addition, the purchase agreement requires us to pay up to an additional $3.7 million, of which approximately $1.2 million would be payable subsequent to each of the three twelve-month periods following completion of the acquisition, contingent upon Marton House achieving certain earnings targets during those periods, as defined in the purchase agreement. We paid $1.3 million of contingent consideration in April 2011 with respect to the earnings achieved for the first twelve-month period following completion of the acquisition. Marton House is included in our Learning Solutions segment and its results of operations have been included in the consolidated financial statements since April 1, 2010.

Bath Consulting

On November 1, 2010, we completed the acquisition of Bath Consulting Group (“Bath Consulting”), a niche leadership and organizational development consulting firm in the United Kingdom. We acquired 100% ownership of Bath Consulting for a purchase price of $1.4 million in cash. In addition, the purchase agreement requires us to pay up to an additional $2.4 million, which would be payable subsequent to each of the three twelve-month periods following completion of the acquisition, contingent upon Bath Consulting achieving certain earnings targets during those periods, as defined in the purchase agreement. We expect to pay $0.3 million of contingent consideration in the first quarter of 2012 with respect to the earnings achieved for the first twelve-month period following completion of the acquisition. Bath Consulting is included in our Learning Solutions segment and its results of operations have been included in the consolidated financial statements since November 1, 2010.

Academy of Training

On December 1, 2010, we completed the acquisition of Academy of Training Ltd. (“AoT”), an independent training provider in the United Kingdom. We acquired 100% ownership of AoT for a purchase price of $1.1 million in cash. In addition, the purchase agreement requires us to pay up to an additional $0.2 million, which would be payable subsequent to the twelve-month period following completion of the acquisition, contingent upon AoT achieving a revenue target during that period, as defined in the purchase agreement. As of December 31, 2011, we estimate that less than $0.1 million of contingent consideration is payable to the sellers of AoT with respect to the twelve-month period following completion of the acquisition. AoT is included in our Learning Solutions segment and its results of operations have been included in the consolidated financial statements since December 1, 2010.

2009 Acquisitions

Milsom

On September 1, 2009, we acquired Milsom, a provider of technical documentation, technical publications, technical recruiting and engineering design services. Milsom provides extensive technical services for aerospace and engineering companies. We acquired 100% ownership of Milsom for a purchase price of approximately $2.5 million in cash. In addition, the purchase agreement requires us to pay up to an additional $3.6 million, of which $1.2 million would be payable subsequent to each of the three twelve-month periods following completion of the acquisition, contingent upon Milsom achieving certain earnings targets during those periods, as defined in the purchase agreement. In December 2010, we paid $0.8 million of contingent consideration to the sellers based on the earnings achieved for the first twelve-month period following the completion of the acquisition. In January 2011, we paid $0.4 million of contingent consideration to the sellers based on the earnings achieved for the second twelve-month period following the completion of the acquisition. Milsom is included in our Learning Solutions segment and its results of operations have been included in the consolidated financial statements since September 1, 2009.

Option Six

On December 1, 2009, we acquired Option Six, a provider of custom e-Learning courseware development services with expertise in the software and pharmaceutical industries. Option Six, located in Bloomington, Indiana, provides blended learning courseware development. The final purchase price consisted of $4.1 million in cash paid to the sellers. In addition, the purchase agreement requires up to an additional $2.0 million to be paid to the sellers, contingent upon the achievement of certain earnings targets, as defined in the purchase agreement, during the two twelve-month periods following the completion of the acquisition. We paid $0.7 million of contingent consideration in April 2011 with respect to the earnings achieved for the first twelve-month period following completion of the acquisition. As of December 31, 2011, we estimate that $0.8 million of contingent consideration will be payable to the sellers with respect to the earnings achieved for the second twelve-month period following completion of the acquisition.  Option Six is included in our Learning Solutions segment and the results of its operations have been included in the consolidated financial statements since December 1, 2009.

PerformTech

On December 30, 2009, we acquired PerformTech, a provider of custom courseware development and other training services primarily for the U.S. Government. PerformTech, located in Alexandria, Virginia, is a leading developer of custom training solutions, with a significant presence supporting federal government priorities including border security, anti-terrorism, and highway engineering.  PerformTech leverages its extensive past performance, proprietary development tools, and technical expertise in needs analysis, curriculum development (classroom and web-based), and training delivery to address clients’ mission critical needs. The final purchase price consisted of $17.6 million in cash paid to the sellers. In addition, the purchase agreement requires up to an additional $4.5 million to be paid to the sellers, contingent upon the achievement of certain revenue targets, as defined in the purchase agreement, during the two twelve-month periods following the completion of the acquisition. No contingent consideration was paid as the revenue targets were not achieved. PerformTech is included in our Learning Solutions segment and the results of its operations have been included in the consolidated financial statements since January 1, 2010.

Results of Operations

Operating Highlights

Year ended December 31, 2011 compared to the year ended December 31, 2010

For the year ended December 31, 2011, we had income before income taxes of $28.4 million compared to $20.9 million for the year ended December 31, 2010.  The improved results are primarily due to an increase in operating income of $7.4 million, the components of which are discussed below. Included in operating income is a $1.0 million gain on the reversal of a deferred rent liability related to the execution of a new lease for our Troy, Michigan facility during the second quarter of 2011 which is discussed in more detail below.  Also included in operating income is a $0.5 million net gain on the change in estimated fair value of contingent consideration during 2011 related to acquisitions completed, which is discussed further below and in Note 2 to the Consolidated Financial Statements. Net income was $17.9 million, or $0.94 per diluted share, for the year ended December 31, 2011 compared to $12.7 million, or $0.68 per diluted share, for 2010. Included in net income is a $0.9 million income tax benefit during the fourth quarter of 2011 on the reduction of an uncertain tax position relating to a period that is now outside the applicable statute of limitations.

Diluted weighted average shares outstanding were 19.0 million for the year ended December 31, 2011 compared to 18.7 million for the same period in 2010. The increase in shares outstanding is primarily due to the issuance of shares for stock-based compensation and the effect of the increase in our stock price compared to the prior year on the results of the calculation of diluted weighted average shares outstanding.

Revenue

	Years ended December 31,
	2011	2010
	(Dollars in thousands)
Learning Solutions	$130,392	$118,922
Professional & Technical Services	85,285	70,893
Sandy Training & Marketing	54,604	47,153
RWD	40,079	—
Energy Services	22,807	22,958
	$333,167	$259,926

Learning Solutions revenue increased $11.5 million or 9.6% during the year ended December 31, 2011 compared to 2010. The increase in revenue is due to the following:

•                  A $14.3 million increase in revenue attributable to acquisitions completed in the United Kingdom, which includes $2.8 million for Bath Consulting acquired in November 2010 and $9.2 million of revenue attributable to the UK government funded vocational skills training providers we acquired in 2010 and 2011;

•                  A $1.4 million increase in U.S. dollar revenue recognized from our operations in the United Kingdom due to the change in currency exchange rates compared to 2010; and

•                  A $0.4 million net increase in revenue primarily due to an increase in volume with existing BPO customers, partially offset by a decrease in e-Learning revenue, during the year ended December 31, 2011 compared to 2010.

The above revenue increases were offset by a $4.6 million net decrease in revenue primarily due to a decline in e-Learning development and other training services in the UK.

Professional & Technical Services revenue increased $14.4 million or 20.3% during the year ended December 31, 2011 compared to 2010. The increase in revenue is due to the following:

•                  A $11.0 million increase in revenue attributable to acquisitions completed during 2011, which includes $9.4 million for the acquired RWD business units which are included in this segment and $1.6 million for the Communication Consulting acquisition in China;

•                  A $3.5 million net increase in revenue for technical training and lean consulting services primarily for manufacturing customers; and

•                  A $3.3 million increase in IT services for a pharmaceutical customer.

These revenue increases were offset by the following decreases:

•                  A $2.0 million net decrease relating to construction projects for liquefied natural gas (LNG) fueling station facilities due to the completion of projects in 2010; and

•                  A $1.4 million net decrease in revenue from technical services primarily for government clients.

Sandy Training & Marketing revenue increased $7.5 million or 15.8% during the year ended December 31, 2011 compared to 2010. Approximately $2.8 million of the increase is attributable to the automotive business unit of RWD which is now included in this segment as a result of the acquisition on April 15, 2011. The remainder of the revenue increase is primarily attributable to increased vehicle training programs for existing automotive customers during the year ended December 31, 2011 compared to 2010.

Revenue attributable to the RWD segment totaled $40.1 million for the year ended December 31, 2011. As noted above, a portion of the business acquired on April 15, 2011 constitutes a separate reportable segment, and certain other business units of RWD are included in the Professional & Technical Services and Sandy segments. Revenue attributable to the RWD acquisition among all segments totaled $52.3 million from April 15, 2011 through December 31, 2011.

Energy Services revenue decreased slightly by $0.2 million or less than 1.0% during the year ended December 31, 2011 compared to 2010 primarily due to a $1.4 million decrease in technical training services, partially offset by a $1.2 million increase in EtaProTM software sales and related implementation services.

Gross profit

	Years ended December 31,
	2011		2010
		% Revenue		% Revenue
	(Dollars in thousands)
Learning Solutions	$22,325	17.1%	$20,200	17.0%
Professional & Technical Services	14,279	16.7%	9,117	12.9%
Sandy Training & Marketing	8,116	14.9%	6,110	13.0%
RWD	4,662	11.6%	—	—
Energy Services	7,252	31.8%	7,263	31.6%
	$56,634	17.0%	$42,690	16.4%

Learning Solutions gross profit of $22.3 million or 17.1% of revenue for the year ended December 31, 2011 increased by $2.1 million or 10.5% when compared to gross profit of approximately $20.2 million or 17.0% of revenue for the year ended December 31, 2010. The increase in gross profit is primarily attributable to the acquisitions we completed in 2010 and 2011.

Professional & Technical Services gross profit of $14.3 million or 16.7% of revenue for the year ended December 31, 2011 increased by $5.2 million or 56.6% when compared to gross profit of approximately $9.1 million or 12.9% of revenue for the year ended December 31, 2010. Approximately $2.0 million of the increase in gross profit is attributable to the acquisitions completed in 2011.   In addition, this segment experienced increases in gross profit and margin primarily due to the revenue increases discussed above, along with improved profit margins on certain fixed price projects during 2011 compared to 2010.

Sandy Training and Marketing gross profit of $8.1 million or 14.9% of revenue for the year ended December 31, 2011 increased by $2.0 million or 32.8% when compared to gross profit of $6.1 million or 13.0% for the year ended December 31, 2010. The increase in gross profit is primarily due to the revenue growth in this segment during the year ended December 31, 2011 compared to 2010. In addition, approximately $0.7 million of the increase in gross profit is attributable to the acquired RWD automotive business unit included in this segment, which has higher gross margins than the existing business units in this segment.

Gross profit attributable to the RWD segment totaled $4.7 million, or 11.6% of revenue, for the year ended December 31, 2011.

Energy Services gross profit of $7.3 million or 31.8% of revenue for the year ended December 31, 2011 was consistent at $7.3 million or 31.6% of revenue for the year ended December 31, 2010.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $6.8 million or 28.9% from $23.5 million for the year ended December 31, 2010 to $30.2 million for the year ended December 31, 2011. The increase is primarily due to the acquisitions we completed in 2010 and 2011, which resulted in a $2.3 million increase in labor and benefits expense, a $1.4 million increase in legal expenses and a $1.2 million increase in amortization expense, as well as increases in other various costs, such as IT infrastructure, software, accounting and depreciation, during the year ended December 31, 2011 compared to 2010.

Gain on reversal of deferred rent liability

In 2008, we entered into a sublease with Lear Corporation (“Lear”) for approximately 60,000 square feet of space in an office building in Troy, Michigan for a term scheduled to end in March 2015.  Lear filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in 2009 and subsequently obtained court approval to reject both our sublease and the superior lease under which the sublease was made. In May 2010, we filed a complaint in U.S. District Court for the Eastern District of Michigan seeking a declaratory judgment regarding our status as an occupant of the space and our obligation to pay rent.  We sought unsuccessfully to enter into a direct lease with the building owner. The building owner, Osprey-Troy Officentre, LLC (“Osprey”), claimed rights through Lear and threatened legal action if we vacated the building and ceased to pay rent under the sublease.  We believed that the sublease was terminated and that we were a tenant-at-sufferance in the building, no longer bound by the sublease and obligated to pay only the reasonable rental value of the space we occupied.  Osprey asked the Court to deny the relief we requested and argued that the sublease constituted an assignment by Lear to us of Lear’s lease of the portion of the building occupied by us.  Both parties filed motions for summary judgment.

In June 2011, prior to a court ruling on this matter, we entered into a new lease directly with Osprey for a term scheduled to end in March 2018, with an option to terminate on or after May 31, 2016 with 180 days prior written notice. Prior to entering into the new lease with Osprey, we had a deferred rent liability on our balance sheet of $1.0 million, which represented the difference between the actual monthly rent owed to date and the rent expense recognized on a straight-line basis for the scheduled rent increases over the term of the original sublease. Upon entering into the new lease with Osprey, we reversed the deferred rent liability associated with the terminated sublease. As a result, we recognized a net gain of $1.0 million in the consolidated statement of operations during the quarter ended June 30, 2011.

Gain on change in fair value of contingent consideration, net

During the years ended December 31, 2011 and 2010, we recognized net gains of $0.5 million and $1.3 million, respectively, on the change in fair value of contingent consideration related to acquisitions.  Effective January 1, 2009, we adopted Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC Topic 805”), which requires that contingent consideration be recognized at fair value on the acquisition date, and re-measured each reporting period with subsequent adjustments recognized in the consolidated statement of operations. We estimate the fair value of contingent consideration liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. We believe our estimates and assumptions are reasonable; however, there is significant judgment involved. At each reporting date, the contingent consideration obligation will be revalued to estimated fair value and changes in fair value subsequent to the acquisitions will be reflected in operating income or expense in the consolidated statements of operations, and could cause a material impact to, and volatility in, our operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. See Note 2 to the Consolidated Financial Statements for a detailed discussion of the acquisitions we completed subsequent to the adoption of ASC Topic 805 in 2009 and the changes in fair value of contingent consideration during the year ended December 31, 2011.

Interest expense

Interest expense was $0.2 million for each of the years ended December 31, 2011 and 2010.

Other income

Other income was $0.7 million and $0.6 million for the years ended December 31, 2011 and 2010, respectively, and consisted primarily of income from a joint venture, interest income and foreign currency gains and losses in both years.

Income taxes

Income tax expense was $10.5 million for the year ended December 31, 2011 compared to $8.1 million for the year ended December 31, 2010. The increase in income tax expense is primarily due to an increase in income before income taxes in 2011 compared to 2010. The effective income tax rate was 37.1% and 38.9% for the years ended December 31, 2011 and 2010, respectively. The decrease in the effective income tax rate is due to the following: (i) a $0.9 million income tax benefit related to the reduction of an uncertain tax position liability during the fourth quarter of 2011 relating to a period that is now outside the applicable statute of limitations, which resulted in a 3.1% decrease in the effective tax rate; and (ii) a decrease in foreign taxes due to a larger portion of our 2011 income being derived from foreign jurisdictions which are taxed at lower rates. These decreases in the effective income tax rate during 2011 were offset by the following items which resulted in a decrease in the effective rate in 2010 but did not recur in 2011: (i) the closure of our Malaysian operations during 2010 for which we recognized a loss on our investment for tax purposes and resulted in a 2.0% decrease in the effective tax rate in 2010; and (ii) the correction of an error in the deferred tax liabilities during 2010 which resulted in a 2.0% decrease in the effective tax rate for 2010. See Note 9 to the accompanying Consolidated Financial Statements for further information regarding income taxes.

As of December 31, 2011, we had approximately $9.2 million of accumulated undistributed earnings generated by our foreign subsidiaries. No provision has been made for income taxes that would be payable upon the distribution of such earnings since we intend to permanently reinvest these earnings. If these earnings were distributed in the form of dividends or otherwise, the distributions would be subject to U.S. federal income tax at the statutory rate of 35 percent, less foreign tax credits available to offset such distributions, if any. In addition, such distributions may be subject to withholding taxes in the various tax jurisdictions.

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

Revenue

	Years ended December 31,
	2010	2009
	(Dollars in thousands)
Learning Solutions	$118,922	$73,172
Professional & Technical Services	70,893	77,760
Sandy Training & Marketing	47,153	45,634
Energy Services	22,958	22,674
	$259,926	$219,240

Learning Solutions revenue increased $45.8 million or 62.5% during the year ended December 31, 2010 compared to 2009. The increase in revenue is due to the following:

•                  A $34.1 million increase in revenue attributable to acquisitions completed during 2009 and 2010, which includes $7.8 million for Milsom, $5.0 million for Option Six, $13.1 million for PerformTech, $7.2 million for Marton House, $0.7 million for Bath Consulting and $0.3 million for AoT;

•                  A $7.5 million net increase in training BPO revenue primarily due to new projects with existing BPO clients in 2010; and

•                  A $4.5 million net increase in e-Learning revenue primarily due to a new content development contract awarded by a global software client during 2009.

The above revenue increases were offset by a $0.3 million decrease in U.S. dollar revenue recognized from our operations in the United Kingdom due to the change in currency exchange rates compared to 2009.

Professional & Technical Services revenue decreased $6.9 million or 8.8% during the year ended December 31, 2010 compared to 2009. The decrease in revenue is due to the following:

•                  A $4.7 million net decrease relating to construction projects for liquefied natural gas (LNG) fueling station facilities primarily due to the completion of a large project in 2009; and

•                  A $4.2 million net decrease in revenue from various contracts primarily related to environmental engineering services, homeland security / first responder training services and other technical services, largely due to certain contracts being completed during 2009 or running at reduced volumes in 2010.

The above revenue decreases were offset by a net increase of $2.0 million primarily due to training services for a large pharmaceutical company and various other clients during the year ended December 31, 2010 compared to 2009.

Sandy Training & Marketing revenue increased $1.5 million or 3.3% during the year ended December 31, 2010 compared to 2009 due to the following:

•                  A $7.7 million increase in revenue primarily due to an increase in training services for new vehicle launch and other new training programs for various automotive customers; and

•                  A $1.9 million increase in glove box portfolio revenue due to the addition of products in 2010 and increased vehicle sales volume; offset by

•                  A $4.5 million net decrease in revenue from product sales trainer programs primarily due to a reduction in the number of trainers required and a reduction in related in-dealership training programs; and

•                  A $3.6 million decrease in publication revenue due to the elimination of vehicle brands and a reduction in dealerships which resulted in lower publication volume. We experience quarterly fluctuations in revenue and income related to Sandy’s publications business, since revenue and cost on publication contracts are recognized in the period in which the publications ship, based on the output method of performance. Shipments occur at various times throughout the year and the volume of publications shipped could fluctuate from quarter to quarter.

Energy Services revenue increased $0.3 million or 1.3% during the year ended December 31, 2010 compared to 2009 primarily due to an increase in training product sales.

Gross profit

	Years ended December 31,
	2010		2009
		% Revenue		% Revenue
	(Dollars in thousands)
Learning Solutions	$20,200	17.0%	$12,497	17.1%
Professional & Technical Services	9,117	12.9%	8,761	11.3%
Sandy Training & Marketing	6,110	13.0%	6,527	14.3%
Energy Services	7,263	31.6%	6,306	27.8%
	$42,690	16.4%	$34,091	15.5%

Learning Solutions gross profit of $20.2 million or 17.0% of revenue for the year ended December 31, 2010 increased by $7.7 million or 61.6% when compared to gross profit of approximately $12.5 million or 17.1% of revenue for the year ended December 31, 2009. Approximately $5.5 million of the increase in gross profit is attributable to the acquisitions we completed in 2009 and 2010. In addition, the remaining increases in gross profit were primarily due to increased BPO and training services in 2010 noted above.

Professional & Technical Services gross profit of $9.1 million or 12.9% of revenue for the year ended December 31, 2010 increased by $0.4 million or 4.1% when compared to gross profit of approximately $8.8 million or 11.3% of revenue for the year ended December 31, 2009. Despite the revenue decrease in this segment, gross profit increased primarily due to increases in the more profitable revenue streams in this segment discussed above, along with improved profit margins on certain fixed price projects during 2010.

Sandy Training and Marketing gross profit of $6.1 million or 13.0% of revenue for the year ended December 31, 2010 decreased by $0.4 million or 6.4% when compared to gross profit of $6.5 million or 14.3% for the year ended December 31, 2009. The decrease in gross profit is primarily due to a reduction in higher margin publications revenue as discussed above.

Energy Services gross profit of $7.3 million or 31.6% of revenue for the year ended December 31, 2010 increased by $1.0 million or 15.2% when compared to gross profit of approximately $6.3 million or 27.8% of revenue for the year ended December 31, 2009. This increase in gross profit is primarily due to an increase in higher margin product sales and reduced costs relating to our GPiLearn e-Learning portal.

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

Gain on change in fair value of contingent consideration, net

During the year ended December 31, 2010, we recognized a $1.3 million net gain on the change in fair value of contingent consideration related to acquisitions we completed in 2009 and 2010.  Effective January 1, 2009, we adopted Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC Topic 805”), which requires that contingent consideration be recognized at fair value on the acquisition date, and re-measured each reporting period with subsequent adjustments recognized in the consolidated statement of operations. We estimate the fair value of contingent consideration liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. We believe our estimates and assumptions are reasonable; however, there is significant judgment involved. At each reporting date, the contingent consideration obligation will be revalued to estimated fair value and changes in fair value subsequent to the acquisitions will be reflected in operating income or expense in the consolidated statements of operations, and could cause a material impact to, and volatility in, our operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. See Note 2 to the Consolidated Financial Statements for a detailed discussion of the acquisitions we completed subsequent to the adoption of ASC Topic 805 in 2009.

Goodwill and intangible asset impairment loss

We incurred a goodwill and intangible asset impairment loss of $10.2 million during the second quarter of 2009 related to our Manufacturing reporting unit.  See the Management Discussion of Critical Accounting Policies section below for further discussion regarding the factors leading to the goodwill impairment and the valuation methodologies and assumptions used in the goodwill impairment test.

Interest expense

Interest expense was $0.2 million for each of the years ended December 31, 2010 and 2009.

Other income

Other income was $0.6 million and $0.5 million for the years ended December 31, 2010 and 2009, respectively, and consisted primarily of income from a joint venture and interest income, offset by a foreign currency loss in both years.

Income taxes

Income tax expense was $8.1 million for the year ended December 31, 2010 compared to $4.6 million for the year ended December 31, 2009. The increase in income tax expense is primarily due to an increase in income before income taxes in 2010 compared to 2009. We recognized a $1.5 million income tax benefit related to the $10.2 million goodwill and intangible asset impairment loss incurred during the second quarter of 2009 for the portion of goodwill which was deductible for tax purposes. Excluding the impact of the impairment loss in 2009, the effective income tax rate was 38.9% and 45.1% for the years ended December 31, 2010 and 2009, respectively. Approximately 2.1% of the decrease in the effective income tax rate is due to a larger portion of our 2010 income being derived from foreign jurisdictions which are taxed at lower rates and approximately 2.0% of the decrease is due to the closure of our Malaysian operations during 2010 for which we recognized a loss on our investment for tax purposes. In addition, during 2010 in conjunction with the filing of our 2009 tax return, we identified an error in the deferred tax liabilities on the consolidated balance sheet. We recorded a $0.4 million decrease in tax expense during the fourth quarter of 2010 to correct the error which had accumulated over several prior years. The error correction resulted in a 2.0% decrease in our effective income tax rate for 2010 compared to 2009. We determined that the out-of-period correction was not material quantitatively or qualitatively to the consolidated financial statements taken as a whole for any of the periods in which the accounts were mis-stated. See Note 9 to the accompanying Consolidated Financial Statements for further information regarding income taxes.

Liquidity and Capital Resources

Working Capital

For the year ended December 31, 2011, our working capital decreased $11.4 million from $47.3 million at December 31, 2010 to $36.0 million at December 31, 2011. The decrease in working capital is primarily due to the use of cash for acquisitions during 2011, for which a significant amount of the purchase prices were allocated to goodwill and other intangible assets (see further details above and in Note 2 to the Consolidated Financial Statements). As of December 31, 2011, we had no long-term debt or short-term borrowings outstanding. We believe that cash generated from operations and borrowings available under our Credit Agreement ($34.5 million of available borrowings as of December 31, 2011) will be sufficient to fund our working capital and other requirements for at least the next twelve months.

As of December 31, 2011, the amount of cash and cash equivalents held outside of the U.S. by foreign subsidiaries was $3.1 million. At the present time, we do not anticipate repatriating these balances to fund domestic operations. We would be required to accrue for and pay taxes in the U.S. in the event we decided to repatriate these funds.

Acquisition-Related Payments

During the year ended December 31, 2011, we used $35.6 million of cash to complete acquisitions and $2.5 million of cash for contingent consideration payments related to previously completed acquisitions. In addition to the upfront purchase prices paid for acquisitions, we may be required to pay the following additional contingent consideration in connection with acquisitions we previously completed (dollars in thousands):

					Recorded
	Maximum contingent consideration due in				Liability as of
Acquisition:	2012	2013	2014	Total	Dec. 31, 2011
Milsom	$436	$1,159	$—	$1,595	$682
Option Six	1,000	—	—	1,000	800
Marton House	1,236	1,236	—	2,472	311
Bath Consulting	340	850	1,051	2,241	1,197
Academy of Training	156	—	—	156	49
Communication Consulting	400	300	—	700	239
Other	402	—	—	402	—
Total	$3,970	$3,545	$1,051	$8,566	$3,278

Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in the automotive sector and in prior years had a concentration of revenue from General Motors. Revenue from the automotive industry accounted for approximately 17%, 18% and 21% of our consolidated revenue for the years ended December 31, 2011, 2010 and 2009, respectively, and revenue from General Motors accounted for approximately 9%, 12% and 16% of our consolidated revenue for the years ended December 31, 2011, 2010 and 2009, respectively.  No single customer accounted for more than 10% of our consolidated revenue in 2011 or accounts receivable as of December 31, 2011.

Share Repurchase Program

Since January 2006, our Board of Directors has authorized a total of approximately $27 million of repurchases of our common stock. In September 2011, our Board of Directors authorized a $5 million share repurchase program to replace the existing authorization which had approximately $1.2 million remaining at the time of approval. Repurchases are made at management’s discretion in accordance with applicable federal securities law. The amount and timing of share repurchases will depending on a variety of factors, including market conditions and prevailing stock prices. The share repurchase authorization does not obligate us to acquire any specific number of shares in any period, and may be modified, suspended or discontinued at any time at the discretion of our Board of Directors.  During the years ended December 31, 2011, 2010 and 2009, we repurchased approximately 125,000, 37,000 and

526,000 shares, respectively, of our common stock in the open market for a total cost of approximately $1.4 million, $0.3 million and $2.2 million, respectively. As of December 31, 2011, there was approximately $4.5 million available for future repurchases under the current buyback program. There is no expiration date for the repurchase program.

Cash Flows

Year ended December 31, 2011 compared to the year ended December 31, 2010

Our cash balance decreased $24.8 million from $28.9 million as of December 31, 2010 to $4.2 million as of December 31, 2011. The decrease in cash and cash equivalents during the year ended December 31, 2011 resulted from cash provided by operating activities of $16.2 million, cash used in investing activities of $40.2 million, cash used in financing activities of $0.6 million and a $0.1 million negative effect due to exchange rate changes on cash and cash equivalents.

Cash provided by operating activities was $16.2 million for the year ended December 31, 2011 compared to $26.2 million in 2010.  The decrease in cash provided by operating activities compared to the prior year is primarily due to unfavorable changes in working capital balances, largely due to an increase in accounts receivables and other current assets attributable to the acquired RWD business. In addition, net cash provided by operating activities includes payments totaling $0.7 million during the year ended December 31, 2011 for the portion of contingent consideration in excess of the estimated fair value as of the acquisition date.

Cash used in investing activities was $40.2 million for the year ended December 31, 2011 compared to $6.7 million in 2010. The increase in cash used in investing activities is primarily due to an increase in cash used for acquisitions, largely due to the use of $25.7 million of cash for the RWD acquisition, $8.4 million of cash used to complete three acquisitions in the UK and $1.5 million of cash used to complete an acquisition in China during 2011.  Fixed asset additions increased approximately $2.4 million during the year ended December 31, 2011 compared to 2010 primarily due to increased equipment and IT related purchases as a result of the acquisitions we completed during 2011, as well as equipment and vehicle purchases related to our alternative fuels business.

Cash used in financing activities was $0.6 million for the year ended December 31, 2011 compared to $1.4 million in 2010.  The decrease in cash used in financing activities is primarily due to an increase in our negative cash book balance of $1.9 million during 2011 (the negative cash book balance results from outstanding checks which had not cleared the bank at the end of the period in excess of amounts on deposit and are classified as accounts payable in the consolidated balance sheets and presented as a financing activity in the consolidated statements of cash flows).  This decrease in cash used was offset by an increase of $1.1 million of cash used for share repurchases in 2011 compared to 2010, and a $0.5 million increase in contingent consideration payments classified as financing activities (the portion of the payment of liability-classified contingent consideration arrangement that is included as part of the initial fair value measurement is classified as a financing activity in the statement of cash flows).

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

Short-term Borrowings

We have a $35 million Financing and Security Agreement (the “Credit Agreement”) with a bank that expires on October 31, 2013 with annual renewal options. The Credit Agreement is secured by certain of our assets. The maximum interest rate on the Credit Agreement is the daily LIBOR market index rate plus 2.25%. Based upon our financial performance, the interest rate can be reduced. As of December 31, 2011, the rate was LIBOR plus 1.0%. The Credit Agreement contains covenants which require us to maintain a minimum tangible net worth of no less than $30.0 million, a total liabilities to tangible net worth ratio of no more than 3.0 to 1.0, and an interest coverage ratio of no less than 5.0 to 1.0. As of December 31, 2011, our tangible net worth was $34.9 million, our total liabilities to tangible net worth ratio was 1.95 to 1.0 and our interest coverage ratio was 180.7 to 1.0, all of which were in compliance with the Credit Agreement. The Credit Agreement also contains certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends. The Credit Agreement permits us to repurchase up to a certain dollar amount of our outstanding common stock in the open market. As of December 31, 2011, $5.2 million was remaining available for future share repurchases under the Credit Agreement. As of December 31, 2011, there were no borrowings outstanding and $34.5 million of available borrowings under the Credit Agreement.

Contractual Payment Obligations

We enter into various agreements that result in contractual obligations in connection with our business activities.  These obligations primarily relate to our financing arrangements, such as capital leases, as well operating leases and purchase commitments under non-cancelable contracts for certain products and services. The following table summarizes our total contractual payment obligations as of December 31, 2011 (in thousands):

	Payments due in
		2013–	2015–	After
	2012	2014	2016	2017	Total
Capital lease commitments	$4	$12	$—	$—	$16
Operating lease commitments	6,411	7,370	4,072	2,081	19,934
Purchase commitments *	2,285	367	—	—	2,652
Total	$8,700	$7,749	$4,072	$2,081	$22,602

*                 Excludes purchase orders for goods and services entered into by us in the ordinary course of business, which are non-binding and subject to amendment or termination within a reasonable notification period.

The table above excludes contingent consideration in connection with acquisitions which may be payable to the sellers if the revenue and/or earnings targets set forth in the purchase agreements are achieved (see Note 2 to the Consolidated Financial Statements).

Off-Balance Sheet Commitments

As of December 31, 2011, we had five outstanding letters of credit totaling $0.3 million, all of which expire in 2012 except for one which expires in 2018. We do not have any off-balance sheet financing except for operating leases and letters of credit entered into in the normal course of business.

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

Revenue under government fixed price contracts is recognized using the percentage-of-completion method. Under the percentage-of-completion method, management estimates the percentage-of-completion based upon costs incurred as a percentage of the total estimated costs.

For commercial fixed price contracts which typically involve a discrete project, such as development of training content and materials, design of training processes, software implementation, or engineering projects, the contractual billing schedules are not based on the specified level of resources we are obligated to provide. These discrete projects generally do not contain milestones or other reliable measures of performance. As a result, revenue on these arrangements is recognized using a percentage-of-completion method based on the relationship of costs incurred to total estimated costs expected to be incurred over the term of the contract. We believe this methodology is a reasonable measure of proportional performance since performance primarily involves personnel costs and services  provided to the customer throughout the course of the projects through regular communications of progress toward completion and other project deliverables. In addition, the customer typically is required to pay us for the proportionate amount of work and cost incurred in the event of contract termination.

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

Valuation of Accounts Receivable

Trade accounts receivable are recorded at invoiced amounts. We evaluate the collectability of trade accounts receivable based on a combination of factors. When aware that a specific customer may be unable to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, we evaluate the need to record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for bad debt for all other customers based on a variety of factors, including the length of time the receivables are past due, historical collection experience and trends of past due accounts, write-offs and specific identification and review of past due accounts. Actual collections of trade receivables could differ from management’s estimates due to changes in future economic or industry conditions or specific customers’ financial conditions. The allowance for doubtful accounts was $1.0 million at December 31, 2011.

Stock-Based Compensation

Pursuant to our stock-based incentive plans, we grant stock options, restricted stock, stock units, and equity to officers, employees, and members of the Board of Directors.  We compute compensation expense for all equity-based compensation awards issued to employees using the fair-value measurement method. Determining the appropriate fair value of stock options requires judgment, including estimating stock price volatility and expected life of the award. In addition, determining appropriate forfeiture rates requires judgment, including estimating the number of stock-based compensation awards that are expected to vest.

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

Our reporting units are: (i) Learning Solutions, (ii) Europe, (iii) Professional & Technical Services, (iv) Sandy, (v) RWD, and (vi) Energy Services. Our Learning Solutions and Europe reporting units comprise our Learning Solutions reportable segment and the Professional & Technical Services, Sandy, RWD and Energy Services reporting units each represent separate reportable segments. During the fourth quarter of 2011, we made two management reporting changes which impacted our reporting units: 1) the Senior Vice President who manages our Europe operations (and formerly reported to the Executive Vice President of the Manufacturing group) was re-assigned to report directly to our President; and 2) the Senior Vice President who manages the Process & Government group (and formerly reported directly to the President) was re-assigned to report to the Executive Vice President of the Manufacturing group. As a result of these changes, the former Process & Government reporting unit is now part of the “Professional & Technical Services” reporting unit (formerly named the Manufacturing reporting unit). In addition, our Europe operations are now a separate reporting unit (formerly part of the Manufacturing reporting unit). As a result of these changes, the goodwill associated with the former Process & Government reporting unit was assigned to the Professional & Technical Services reporting unit, and the goodwill associated with our acquisitions in the United Kingdom was assigned to the Europe reporting unit. Our goodwill balances as of December 31, 2011 for each reporting unit were as follows (in thousands):

Reporting Unit
Learning Solutions	$27,394
Europe	17,676
Professional & Technical Services	29,650
Sandy	653
RWD	9,795
Energy Services	8,170
$93,338

We determine the fair value of our reporting units using both an income approach and a market approach, and weight both approaches to determine the fair value of each reporting unit. Under the income approach, we perform a discounted cash flow analysis which incorporates management’s cash flow projections over a five-year period and a terminal value is calculated by applying a capitalization rate to terminal year projections based on an estimated long-term growth rate. The five-year projected cash flows and calculated terminal value are discounted using a weighted average cost of capital (“WACC”) which takes into account the costs of debt and equity. The cost of equity is based on the risk-free interest rate, equity risk premium, industry and size equity premiums and any additional market equity risk premiums as deemed appropriate for each reporting unit. To arrive at a fair value for each reporting unit, the terminal value is discounted by the WACC and added to the present value of the estimated cash flows over the discrete five-year period. There are a number of other variables which impact the projected cash flows, such as expected revenue growth and profitability levels, working capital requirements, capital expenditures and related depreciation and amortization. Under the market approach, we perform a comparable public company analysis and apply revenue and earnings multiples from the identified set of companies to the reporting unit’s actual and forecasted financial performance to determine the fair value of each reporting unit. In addition, we make certain judgments in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.

Annual Impairment Tests as of December 31, 2011 and 2010

We tested the goodwill of each of our reporting units as of December 31, 2011 and 2010 and the estimated fair value of each reporting unit exceeded its respective carrying value, indicating the underlying goodwill of each unit was not impaired. Each of our reporting units had a substantial excess of fair value over its respective carrying value as of December 31, 2011 and 2010.

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

Valuation of Contingent Consideration for Business Acquisitions

Acquisitions may include contingent consideration payments based on future financial measures of an acquired company.  For acquisitions completed before 2009, these obligations were recognized as incurred and accounted for as an adjustment to the initial purchase price of the acquired assets.  For acquisitions in 2009 and beyond, contingent consideration is required to be recognized at fair value as of the acquisition date. We estimate the fair value of these liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. We believe our estimates and assumptions are reasonable; however, there is significant judgment involved. At each reporting date, the contingent consideration obligation will be revalued to estimated fair value and changes in fair value subsequent to the acquisition will be reflected in income or expense in the consolidated statements of operations, and could cause a material impact to our operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria.

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

We are exposed to the impact of currency fluctuations because of our international operations. We have not been a party to any exchange rate hedging programs to mitigate the effect of exchange rate fluctuations. Our net investment in our foreign subsidiaries, including intercompany balances, at December 31, 2011 was not significant and, accordingly, fluctuations in foreign currency did not have a material impact on our financial position.

Our revenues and profitability are related to general levels of economic activity and employment, principally in the United States and the United Kingdom. As a result, any significant economic downturn or recession in one or both of those countries could harm our business and financial condition. A significant portion of our revenues is derived from Fortune 500 level companies and their non-U.S. equivalents, which historically have adjusted expenditures for training and other services during economic downturns. If the economies in which these companies operate remain or are further weakened in any future period, these companies may reduce their expenditures on training and other services, which could adversely affect our business and financial condition.

Item 8:           Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
GP Strategies Corporation:

We have audited the accompanying consolidated balance sheets of GP Strategies Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GP Strategies Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GP Strategies Corporation and subsidiaries internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  KPMG LLP

Baltimore, Maryland

February 29, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
GP Strategies Corporation:

We have audited GP Strategies Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GP Strategies Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, GP Strategies Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GP Strategies Corporation as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 29, 2012, expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Baltimore, Maryland

February 29, 2012

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2011 and 2010

(In thousands, except shares and par value per share)

	2011	2010
Assets
Current assets:
Cash and cash equivalents	$4,151	$28,902
Accounts and other receivables, less allowance for doubtful accounts of $1,015 in 2011 and $701 in 2010	67,134	47,874
Costs and estimated earnings in excess of billings on uncompleted contracts	15,576	12,929
Deferred tax assets	2,670	1,759
Prepaid expenses and other current assets	6,193	4,359
Total current assets	95,724	95,823

Property, plant and equipment, net	5,562	2,965
Goodwill	93,338	72,996
Intangible assets, net	15,122	9,795
Other assets, net	1,830	1,617
	$211,576	$183,196
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$42,500	$32,694
Billings in excess of costs and estimated earnings on uncompleted contracts	17,266	15,807
Total current liabilities	59,766	48,501
Deferred tax liabilities	5,323	3,423
Other noncurrent liabilities	3,093	6,485
Total liabilities	68,182	58,409

Stockholders’ equity:
Preferred stock, par value $0.01 per share; Authorized 10,000,000 shares; no shares issued	—	—
Common stock, par value $0.01 per share; Authorized 35,000,000 shares; issued 18,822,139 shares in 2011 and 18,709,260 shares in 2010	188	187
Additional paid-in capital	165,519	163,422
Accumulated deficit	(18,733)	(36,593)
Treasury stock, at cost (26,639 shares in 2011 and 219 shares in 2010)	(358)	(2)
Accumulated other comprehensive loss	(3,222)	(2,227)
Total stockholders’ equity	143,394	124,787
	$211,576	$183,196

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2011, 2010 and 2009

(In thousands, except per share data)

	2011	2010	2009
Revenue	$333,167	$259,926	$219,240
Cost of revenue	276,533	217,236	185,149
Gross profit	56,634	42,690	34,091
Selling, general and administrative expenses	30,249	23,466	20,800
Gain on reversal of deferred rent liability	1,041	—	—
Gain on change in fair value of contingent consideration, net	517	1,313	—
Goodwill and intangible asset impairment loss	—	—	10,163
Operating income	27,943	20,537	3,128
Interest expense	209	236	217
Other income (including interest income of $128 in 2011, $105 in 2010 and $63 in 2009)	657	551	484
Income before income taxes	28,391	20,852	3,395
Income tax expense	10,531	8,120	4,585
Net income (loss)	$17,860	$12,732	$(1,190)

Basic weighted average shares outstanding	18,766	18,621	15,835
Diluted weighted average shares outstanding	19,010	18,729	15,911

Per common share data:
Basic earnings (loss) per share	$0.95	$0.68	$(0.08)
Diluted earnings (loss) per share	$0.94	$0.68	$(0.07)

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

Years ended December 31, 2011, 2010 and 2009

(In thousands, except for par value per share)

					Accumulated
	Common				other	Total
	stock	Additional	Accumulated	Treasury	comprehensive	stockholders’	Comprehensive
	($0.01 par)	paid-in capital	deficit	stock at cost	loss	equity	income (loss)
Balance at December 31, 2008	$178	$158,462	$(48,135)	$(15,070)	$(2,629)	$92,806
Net loss	—	—	(1,190)	—	—	(1,190)	$(1,190)
Other comprehensive income	—	—	—	—	683	683	683
Total comprehensive loss							$(507)
Repurchases of common stock in the open market	—	—	—	(2,166)	—	(2,166)
Equity investment by Sagard Capital Partners, L.P.	8	3,953	—	15,620	—	19,581
Stock-based compensation expense	—	1,231	—	208	—	1,439
Net issuances of stock pursuant to stock compensation and benefit plans and other	—	(1,671)	—	1,408	—	(263)
Balance at December 31, 2009	$186	$161,975	$(49,325)	$—	$(1,946)	$110,890
Net income	—	—	12,732	—	—	12,732	$12,732
Other comprehensive loss	—	—	—	—	(281)	(281)	(281)
Total comprehensive income							$12,451
Repurchases of common stock in the open market	—	—	—	(266)	—	(266)
Stock-based compensation expense	—	1,657	—	—	—	1,657
Net issuances of stock pursuant to stock compensation and benefit plans and other	1	(210)	—	264	—	55
Balance at December 31, 2010	$187	$163,422	$(36,593)	$(2)	$(2,227)	$124,787
Net income	—	—	17,860	—	—	17,860	$17,860
Other comprehensive loss	—	—	—	—	(995)	(995)	(995)
Total comprehensive income							$16,865
Repurchases of common stock in the open market	—	—	—	(1,414)	—	(1,414)
Stock-based compensation expense	—	1,899	—	—	—	1,899
Net issuances of stock pursuant to stock compensation and benefit plans and other	1	198	—	1,058	—	1,257
Balance at December 31, 2011	$188	$165,519	$(18,733)	$(358)	$(3,222)	$143,394

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2011, 2010 and 2009

(In thousands)

	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$17,860	$12,732	$(1,190)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill and intangible asset impairment loss	—	—	10,163
Gain on reversal of deferred rent liability	(1,041)	—	—
Income tax benefit on reduction of uncertain tax position liability	(891)	—	—
Gain on change in fair value of contingent consideration, net	(517)	(1,313)	—
Depreciation and amortization	6,187	4,230	3,380
Non-cash compensation expense	3,100	2,012	1,638
Deferred income taxes	279	1,064	1,862
Changes in other operating items, net of acquired amounts:
Accounts and other receivables	(4,955)	(13)	2,329
Costs and estimated earnings in excess of billings on uncompleted contracts	(701)	(1,771)	(1,163)
Prepaid expenses and other current assets	(1,599)	1,754	617
Accounts payable and accrued expenses	(479)	5,145	(2,076)
Billings in excess of costs and estimated earnings on uncompleted contracts	168	2,084	2,815
Contingent consideration payments in excess of fair value on acquisition date	(721)	—	—
Other	(491)	266	401
Net cash provided by operating activities	16,199	26,190	18,776
Cash flows from investing activities:
Additions to property, plant and equipment	(3,975)	(1,531)	(1,174)
Acquisitions, net of cash acquired	(36,077)	(5,121)	(24,237)
Other investing activities	(157)	—	—
Net cash used in investing activities	(40,209)	(6,652)	(25,411)

Cash flows from financing activities:
Net repayment of short-term borrowings	—	—	(3,234)
Equity investment by Sagard Capital Partners, L.P.	—	—	19,581
Contingent consideration payments	(1,238)	(775)	—
Change in negative cash book balance	1,883	5	(595)
Repurchases of common stock in the open market	(1,414)	(266)	(2,166)
Income tax benefit from stock-based compensation	131	129	—
Proceeds from issuance of common stock	355	39	51
Other financing activities	(345)	(502)	(408)
Net cash provided by (used in) financing activities	(628)	(1,370)	13,229

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2011, 2010 and 2009

(In thousands)

	2011	2010	2009
Effect of exchange rate changes on cash and cash equivalents	(113)	(69)	248
Net change in cash and cash equivalents	(24,751)	18,099	6,842
Cash and cash equivalents at beginning of year	28,902	10,803	3,961
Cash and cash equivalents at end of year	$4,151	$28,902	$10,803
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$100	$36	$46
Income taxes	$10,078	$5,570	$3,110

Non-cash investing and financing activities:
Accrued contingent consideration	$112	$2,880	$5,058

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

(1)                     Description of Business and Significant Accounting Policies

Business

GP Strategies Corporation is a global performance improvement solutions provider of sales and technical training, e-Learning solutions, management consulting and engineering services. On December 31, 2011, GP Strategies Corporation merged with and into its sole operating subsidiary General Physics Corporation (“General Physics”), eliminating the previous holding company structure. General Physics, which was established in 1966, was the surviving legal corporation in the merger and was renamed GP Strategies Corporation when the merger became effective. Following the merger, the financial position, business operations, state of incorporation, directors, executive officers and management of the newly combined company were substantially identical to those of GP Strategies Corporation before the merger.  References in this report to “GP Strategies,” the “Company,” “we” and “our” are to GP Strategies Corporation and its subsidiaries, collectively.

FASB Codification

We follow generally accepted accounting principles (“GAAP”) set by the Financial Accounting Standards Board (“FASB”). References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification,™ sometimes referred to as ASC.

Basis of Consolidation

The consolidated financial statements include the operations of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in the automotive sector and in prior years had a concentration of revenue from General Motors Corporation and its affiliates and successor (“General Motors”). Revenue from the automotive industry accounted for approximately 17%, 18% and 21% of our consolidated revenue for the years ended December 31, 2011, 2010 and 2009, respectively, and revenue from General Motors accounted for approximately 9%, 12% and 16% of our consolidated revenue for the years ended December 31, 2011, 2010 and 2009, respectively.  No single customer accounted for more than 10% of our consolidated revenue in 2011 or accounts receivable as of December 31, 2011.

For the years ended December 31, 2011, 2010 and 2009, sales to the United States government and its agencies represented approximately 14%, 22% and 23%, respectively, of our consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by us as separate customers.

Cash and Cash Equivalents

Cash and cash equivalents consist of short-term highly liquid investments with original maturities of three months or less. Outstanding checks which have been issued but not presented to the banks for payment in excess of amounts on deposit may create negative book cash balances. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods. Such negative cash balances are included in accounts payable and accrued expenses and totaled $1,888,000 and $5,000 as of December 31, 2011 and 2010, respectively. Changes in negative book cash balances from period to period are reported as a financing activity in the consolidated statement of cash flows.

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

Activity in our allowance for doubtful accounts was comprised of the following for the periods indicated:

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Beginning balance	$701	$566	$938
Additions	601	139	2
Deductions	(287)	(4)	(374)
Ending balance	$1,015	$701	$566

Foreign Currency Translation

The functional currency of our international operations is the respective local currency. The translation of the foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rates prevailing during the year. The unrealized gains and losses resulting from such translation are included as a component of other comprehensive income (loss).

Revenue Recognition

We provide services under time-and-materials, cost-reimbursable, and fixed price (including fixed-fee per transaction) contracts to both government and commercial customers. Each contract has different terms based on the scope, deliverables and complexity of the engagement, requiring us to make judgments and estimates about recognizing revenue. Revenue is recognized as services are performed.

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

Revenue under government fixed price contracts is recognized using the percentage-of-completion method. Under the percentage-of-completion method, management estimates the percentage-of-completion based upon costs incurred as a percentage of the total estimated costs.

For commercial fixed price contracts which typically involve a discrete project, such as development of training content and materials, design of training processes, software implementation, or engineering projects, the contractual billing schedules are not based on the specified level of resources we are obligated to provide. These discrete projects generally do not contain milestones or other reliable measures of performance. As a result, revenue on these arrangements is recognized using a percentage-of-completion method based on the relationship of costs incurred to total estimated costs expected to be incurred over the term of the contract. We believe this methodology is a reasonable measure of proportional performance since performance primarily involves personnel costs and services provided to the customer throughout the course of the projects through regular communications of progress toward completion and other project deliverables. In addition, the customer typically is required to pay us for the proportionate amount of work and cost incurred in the event of contract termination.

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

In connection with the delivery of products, primarily for publications delivered by our Sandy Training & Marketing segment, we incur shipping and handling costs which are billed to customers directly as a pass-through cost.  Our policy provides for these expenses to be recorded as both revenue and direct cost of revenue.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments.

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

Goodwill and Intangible Assets

Our intangible assets include amounts recognized in connection with acquisitions, including customer relationships, contract backlog, intellectual property and tradenames. Intangible assets are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset. Amortization is recognized on a straight-line basis over the estimated useful life of the intangible assets, except for contract backlog which is recognized in proportion to the projected revenue streams of the related backlog. Intangible assets with definite lives are reviewed for impairment if indicators of impairment arise. Except for goodwill, we do not have any intangible assets with indefinite useful lives.

Goodwill represents the excess of costs over fair value of assets of businesses acquired. We review our goodwill for impairment annually as of December 31 and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We perform a two-step impairment test on goodwill. In the first step, we compare the fair value of each reporting unit to its carrying value. A reporting unit is an operating segment, or one level below an operating segment, as defined by U.S. GAAP.  We determine the fair value of our reporting units using both an income approach and a market approach, and weight both approaches to determine the fair value of each reporting unit. Under the income approach, we calculate the fair value of each reporting unit based on the present value of estimated future cash flows, which are formed by evaluating historical trends, current budgets, operating plans and industry data. Under the market approach, we perform a comparable public company analysis and apply revenue and earnings multiples from the identified set of companies to the reporting unit’s actual and forecasted financial performance to determine the fair value of each reporting unit.  If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit’s assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value allocated to goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, then an impairment loss equal to the difference is recorded. We evaluate the reasonableness of the fair value calculations of our reporting units by reconciling the total of the fair values of all reporting units to our total market capitalization, and adjusting for an appropriate control premium.

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

We tested the goodwill of all of our reporting units as of December 31, 2011 and 2010 and the estimated fair value of each reporting unit exceeded its respective carrying value, indicating the underlying goodwill of each unit was not impaired. We recognized a goodwill and intangible asset impairment loss of $10,163,000 during the year ended December 31, 2009 as a result of a significant decline in our market capitalization during the fourth quarter of 2008 and the first half of 2009 and worsened financial performance by certain of our business units due to the impact of the economic recession during those time periods, particularly in the manufacturing industry.

Contingent Consideration for Business Acquisitions

Acquisitions may include contingent consideration payments based on future financial measures of an acquired company.  For acquisitions completed before 2009, these obligations were recognized as incurred and accounted for as an adjustment to the initial purchase price of the acquired assets.  For acquisitions in 2009 and beyond, contingent consideration is required to be recognized at fair value as of the acquisition date. We estimate the fair value of these liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. At each reporting date, the contingent consideration obligation is revalued to estimated fair value and changes in fair value subsequent to the acquisition are reflected in income or expense in the consolidated statements of operations, and could cause a material impact to our operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria.

Other Assets

Other assets primarily include certain software development and implementation costs, an investment in a joint venture and other assets obtained to fulfill customer related contract obligations. We capitalize the cost of internal-use software in accordance with ASC Topic 350-40, Internal-Use Software. These costs consist of payments made to third parties for software development and implementation and are amortized using the straight-line method over their estimated useful lives, typically three to five years. We account for a 5% interest in a joint venture partnership under the equity method of accounting because significant influence exists due to certain factors, including representation on the partnership’s Management Board and voting rights.

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

Earnings per Share

Basic earnings per share (“EPS”) are computed by dividing earnings by the weighted average number of common shares outstanding during the periods.  Diluted EPS reflects the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Our dilutive common stock equivalent shares consist of stock options and restricted stock units outstanding under our stock-based incentive plans and are computed under the treasury stock method, using the average market price during the period. The following table presents instruments which were not dilutive and were excluded from the computation of diluted EPS in each period, as well as the weighted average dilutive common stock equivalent shares which were included in the computation of diluted EPS:

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Non-dilutive instruments	115	1,299	976
Dilutive common stock equivalents	244	108	76

Stock-Based Compensation

Pursuant to our stock-based incentive plans which are described more fully in Note 11, we grant stock options, restricted stock, stock units, and equity to officers, employees, and members of the Board of Directors.  We compute compensation expense for all equity-based compensation awards issued to employees using the fair-value measurement method. We recognize compensation expense on a straight-line basis over the requisite service period for stock-based compensation awards with both graded and cliff vesting terms. We apply a forfeiture estimate to compensation expense recognized for awards that are expected to vest during the requisite service period, and revise that estimate if subsequent information indicates that the actual forfeitures will differ from the estimate. We recognize the cumulative effect of a change in the number of awards expected to vest in compensation expense in the period of change.  We do not capitalize any portion of our stock-based compensation.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate the estimates used, including but not limited to those related to revenue recognition, the allowance for doubtful accounts receivable, impairments of goodwill and other intangible assets, valuation of intangible assets acquired and contingent consideration issued in business acquisitions, valuation of stock-based compensation awards, self-insurance liabilities and income taxes.  Actual results could differ from these estimates.

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

The carrying value of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate estimated market values because of short-term maturities and interest rates that approximate current rates. Our fair value measurements relate to goodwill, intangible assets and contingent consideration recognized in connection with acquisitions and are valued using Level 3 inputs.

Leases

We lease various office space, machinery and equipment under noncancelable operating leases which have minimum lease obligations.  Several of the leases contain provisions for rent escalations based primarily on increases in real estate taxes and operating costs incurred by the lessor.  Rent expense is recognized in the statement of operations as incurred except for escalating rents, which are expensed on a straight-line basis over the terms of the leases.

Legal Expenses

We are involved, from time to time, in litigation and proceedings arising out of the ordinary course of business.  Costs for legal services rendered in the course of these proceedings are charged to expense as they are incurred.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Accounting Standards Issued

In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”).  The objective of ASU 2011-08 is to simplify how entities, both public and nonpublic, test goodwill for impairment.  These amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  Previous guidance required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any.  Under the amendments in ASU 2011-08, an entity is not required to perform step one of the goodwill impairment test for a reporting unit if it is more likely than not that its fair value is greater than its carrying amount.  The guidance in ASU 2011-08 is effective for annual and interim goodwill assessments performed for fiscal years beginning after December 15, 2011 and early adoption is permitted.  We did not early adopt the provisions of this guidance and will implement this accounting standard for our goodwill impairment testing as of December 31, 2012.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The current option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity will be eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and will be applied retrospectively. The adoption of ASU 2011-05 in the first quarter of 2012 will change our financial statement presentation of comprehensive income but will not impact our net income, financial position or cash flows.

(2)                     Acquisitions

The following tables summarize the purchase prices and purchase price allocations for the acquisitions completed during the years ended December 31, 2011, 2010 and 2009.  A description of the acquired businesses during each year is summarized below each table.

	(Dollars in thousands)
2011 Acquisitions	Communication	Ultra		Beneast
Acquired company	Consulting	Training	RWD	Training
Acquisition date	2/1/2011	4/1/2011	4/15/2011	8/1/2011

Cash purchase price	$1,505	$3,420	$25,760	$6,771
Fair value of contingent consideration	112	—	—	—
Total purchase price	$1,617	$3,420	$25,760	$6,771

Purchase price allocation:
Cash	$—	$347	$81	$2,236
Accounts receivable	—	340	13,667	375
Other assets	—	188	2,261	104
Property, plant and equipment	16	42	573	192
Intangible assets	390	1,412	3,726	2,706
Goodwill	1,211	2,336	13,059	3,790
Total assets	1,617	4,665	33,367	9,403

Accounts payable and accrued expenses	—	878	6,299	1,956
Billings in excess of costs and estimated earnings on uncompleted contracts	—	—	1,308	—
Deferred tax liability	—	367	—	676
Total liabilities	—	1,245	7,607	2,632

Net assets acquired	$1,617	$3,420	$25,760	$6,771

Communication Consulting

On February 1, 2011, through our wholly-owned subsidiaries in Hong Kong and Shanghai, we acquired the training business and certain related assets of Cathay/Communication Consulting Limited (“Communication Consulting”), a Hong Kong-based training and consulting company with offices in Shanghai and Beijing, China, and Haryana (New Delhi) in India. Communication Consulting designs and delivers customized training solutions and specializes in the areas of leadership, communication skills, sales and customer service training. The purchase price allocation includes $390,000 of intangible assets, which consists of $230,000 for intellectual property and $160,000 for customer-related intangible assets, both of which will be amortized over five years from the acquisition date. We expect that all of the goodwill recorded for financial statement purposes will be deductible for tax purposes. The acquired Communication Consulting business is included in the Professional & Technical Services segment and the results of its operations have been included in the consolidated financial statements since February 1, 2011. The pro-forma impact of the acquisition is not material to our results of operations.

Ultra Training Ltd.

On April 1, 2011, we acquired Ultra Training Ltd., an independent skills training provider located in the United Kingdom. The purchase price allocation includes $1,412,000 for customer-related intangible assets which will be amortized over five years from the acquisition date. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. Ultra Training Ltd. is included in the Learning Solutions segment and its results of operations have been included in the consolidated financial statements since April 1, 2011. The pro-forma impact of the acquisition is not material to our results of operations.

RWD Technologies

On April 15, 2011, we completed the acquisition of certain assets of the consulting business of RWD Technologies, LLC, a Delaware limited liability company, and certain of its subsidiaries (collectively, “RWD”). RWD is a provider of human capital management and IT consulting services, business transformation and lean process improvement, end-user training, change management, knowledge management and operator effectiveness management solutions in industries such as manufacturing, energy, automotive, aerospace, healthcare, life sciences, consumer products, financial, telecommunications, services and higher education as well as the public sector. We paid $27,980,000 at closing, which was financed with $20,380,000 of cash on hand and $7,600,000 of borrowings under our revolving credit facility. The purchase price was subsequently adjusted based on the final determination of the working capital of the acquired business as of the closing date in accordance with the Asset Purchase Agreement. In September 2011, the seller paid us $2,220,000 based on the final determination of working capital as of the acquisition date. The purchase price allocation includes $3,726,000 of intangible assets, which consists of $2,935,000 for customer-related intangible assets which will be amortized over 5.9 years and $791,000 related to the acquired tradename which will be amortized over two years from the acquisition date. We expect that all of the goodwill recorded for financial statement purposes will be deductible for tax purposes.

A portion of the acquired business is reported as a separate reportable segment named RWD, and the remaining other business units of RWD are included in the Professional & Technical Services and Sandy Training & Marketing segments. The results of RWD’s operations have been included in the consolidated financial statements since April 16, 2011.

The following unaudited pro-forma condensed consolidated results of operations assume that the acquisition of RWD was completed as of January 1 for each of the years below:

	Year ended
	December 31,
	2011	2010
	(In thousands, except per share amounts)
Revenue	$354,609	$324,587
Net income	18,605	8,279
Basic earnings per share	0.99	0.44
Diluted earnings per share	0.98	0.44

Beneast Training Ltd.

On August 1, 2011, we acquired the share capital of TK Holdings Ltd and its subsidiary Beneast Training Ltd. (collectively, “Beneast”), an independent skills training provider located in the United Kingdom. The purchase price allocation includes $2,706,000 for customer-related intangible assets which will be amortized over five years from the acquisition date. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. Beneast is included in the Learning Solutions segment and its results of operations have been included in the consolidated financial statements since August 1, 2011. The pro-forma impact of the acquisition is not material to our results of operations.

Van Hee

On July 29, 2011, we entered into an Asset Purchase Agreement with Van Hee Transport Limited (“Van Hee”), an independent skills training provider located in the United Kingdom, to acquire a contract to provide government funded training services. The purchase price was $770,000 in cash at closing and was recorded as an intangible asset which is being amortized over an estimated useful life of three years subsequent to the acquisition date. Van Hee is included in the Learning Solutions segment and its results of operations have been included in the consolidated financial statements since August 1, 2011.

	(Dollars in thousands)
2010 Acquisitions		Bath	Academy of
Acquired company	Marton House	Consulting	Training
Acquisition date	4/1/2010	11/1/2010	12/1/2010

Cash purchase price	$2,752	$1,353	$1,119
Fair value of contingent consideration	1,614	939	133
Total purchase price	$4,366	$2,292	$1,252

Purchase price allocation:
Cash	$5	$106	$52
Accounts receivable	1,441	945	380
Other assets	520	102	194
Property, plant and equipment	25	34	73
Customer-related intangible assets	1,044	486	303
Goodwill	3,136	1,518	905
Total assets	6,171	3,191	1,907

Accounts payable and accrued expenses	1,105	763	536
Billings in excess of costs and estimated earnings on uncompleted contracts	408	—	26
Deferred tax liability	292	136	93
Total liabilities	1,805	899	655

Net assets acquired	$4,366	$2,292	$1,252

Marton House

On April 1, 2010, we completed the acquisition of Marton House Plc (“Marton House”), a provider of custom e-Learning content development with expertise in leadership and product sales training in the United Kingdom. Marton House is included in the Learning Solutions segment and its results of operations have been included in the consolidated financial statements since April 1, 2010. None of the goodwill recorded for financial statement purposes is deductible for tax purposes.

Bath Consulting

On November 1, 2010, we completed the acquisition of Bath Consulting Group (“Bath Consulting”), a niche leadership and organizational development consulting firm in the United Kingdom. Bath Consulting is included in the Learning Solutions segment and its results of operations have been included in the consolidated financial statements since November 1, 2010. None of the goodwill recorded for financial statement purposes is deductible for tax purposes.

Academy of Training

On December 1, 2010, we completed the acquisition of Academy of Training Ltd. (“AoT”), an independent training provider in the United Kingdom. AoT is included in the Learning Solutions segment and its results of operations have been included in the consolidated financial statements since December 1, 2010. None of the goodwill recorded for financial statement purposes is deductible for tax purposes.

2009 Acquisitions	(Dollars in thousands)
Acquired company	Milsom	Option Six	PerformTech
Acquisition date	9/1/2009	12/1/2009	12/30/2009

Cash purchase price	$2,544	$4,103	$17,626
Fair value of contingent consideration	2,437	827	1,794
Total purchase price	$4,981	$4,930	$19,420

Purchase price allocation:
Cash	$557	$947	$2,438
Accounts receivable	1,414	616	2,866
Other current assets	466	151	1,220
Property, plant and equipment	259	—	158
Amortizable intangible assets	1,209	930	2,981
Goodwill	2,876	2,647	10,530
Total assets	6,781	5,291	20,193

Accounts payable and accrued expenses	1,410	215	735
Billings in excess of costs and estimated earnings on uncompleted contracts	51	146	38
Deferred tax liability	339	—	—
Total liabilities	1,800	361	773

Net assets acquired	$4,981	$4,930	$19,420

Milsom

On September 1, 2009, we completed the acquisition of Milsom Industrial Designs Limited (“Milsom”), a provider of technical documentation, technical publications, technical recruiting and engineering design services in the United Kingdom. Milsom is included in the Learning Solutions segment and its results of operations have been included in the consolidated financial statements since September 1, 2009. None of the goodwill recorded for financial statement purposes is deductible for tax purposes.

Option Six

On December 1, 2009, we acquired Option Six, Inc. (“Option Six”), a provider of custom e-Learning courseware development services with expertise in the software and pharmaceutical industries. Option Six, located in Bloomington, Indiana, provides blended learning courseware development services. Option Six is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements since December 1, 2009. We expect that all of the goodwill recorded for financial statement purposes will be deductible for tax purposes, except that contingent consideration is only deductible when paid. If the actual contingent consideration payments are less than the estimated fair value as of the acquisition date, a portion of goodwill will not be deductible for tax purposes.

PerformTech

On December 30, 2009, we acquired PerformTech, Inc. (“PerformTech”) a provider of custom courseware development and other training services primarily for the U.S. Government. PerformTech, located in Alexandria, Virginia, is a leading developer of custom training solutions, with a significant presence supporting federal government priorities including border security, anti-terrorism, and highway engineering. PerformTech leverages its extensive past performance, proprietary development tools, and technical expertise in needs analysis, curriculum development (classroom and web-based), and training delivery to address clients’ mission critical needs. PerformTech is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements since January 1, 2010.  We expect that $8,736,000 of the goodwill recorded for financial statement purposes will be deductible for tax purposes.

Contingent Consideration

ASC Topic 805 requires that contingent consideration be recognized at fair value on the acquisition date and be re-measured each reporting period with subsequent adjustments recognized in the consolidated statement of operations. We estimate the fair value of contingent consideration liabilities based on financial projections of the acquired companies and estimated probabilities of achievement and discount the liabilities to present value using a weighted-average cost of capital. Contingent consideration is valued using significant inputs that are not observable in the market which are defined as Level 3 inputs pursuant to fair value measurement accounting. We believe our estimates and assumptions are reasonable, however, there is significant judgment involved. At each reporting date, the contingent consideration obligation is revalued to estimated fair value, and changes in fair value subsequent to the acquisitions are reflected in income or expense in the consolidated statements of operations, and could cause a material impact to, and volatility in, our operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria.

Below is a summary of the potential contingent consideration we may be required to pay in connection with completed acquisitions as of December 31, 2011 (dollars in thousands):

	Original range
	of potential	As of December 31, 2011
	undiscounted	Maximum contingent consideration due in
Acquisition:	payments	2012	2013	2014	Total
Milsom	$0 - $3,600	$436	$1,159	$—	$1,595
Option Six	$0 - $2,000	1,000	—	—	1,000
Marton House	$0 - $3,750	1,236	1,236	—	2,472
Bath Consulting	$0 - $2,376	340	850	1,051	2,241
Academy of Training	$0 - $156	156	—	—	156
Communication Consulting	$0 - $700	400	300		700
Other		402	—	—	402
Total		$3,970	$3,545	$1,051	$8,566

Below is a summary of the changes in the recorded amount of contingent consideration liabilities from December 31, 2010 to December 31, 2011 for each acquisition (dollars in thousands):

			Change in
		2011	Fair Value of	Foreign
	Liability as of	Additions	Contingent	Currency	Liability as of
Acquisition:	Dec. 31, 2010	(Payments)	Consideration	Translation	Dec. 31, 2011
Milsom	$1,198	$—	$(539)	$23	$682
Option Six	902	(650)	548	—	800
Marton House	2,366	(1,309)	(830)	84	311
Bath Consulting	940	—	262	(5)	1,197
Academy of Training	132	—	(85)	2	49
Communication Consulting		112	127	—	239
Other	194	(202)	—	8	—
Total	$5,732	$(2,049)	$(517)	$112	$3,278

As of December 31, 2011 and 2010, contingent consideration included in accounts payable and accrued expenses on the consolidated balance totaled $2,539,000 and $3,062,000, respectively. As of December 31, 2011 and 2010, we also had accrued contingent consideration totaling $739,000 and $2,670,000, respectively, which is included in other long-term liabilities on the consolidated balance sheet and represents the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.

(3)                     Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable business segment for the years ended December 31, 2011 and 2010 were as follows (in thousands):

		Professional
	Learning	& Technical
	Solutions	Services	Sandy	RWD	Energy	Total
Net book value at January 1, 2010
Goodwill	$35,394	$33,628	$5,508	$—	$8,170	$82,700
Accumulated impairment losses	(2,079)	(7,830)	(5,508)	—	—	(15,417)
Total	33,315	25,798	—	—	8,170	67,283
2010 Activity:
Acquisitions	5,836	—	—	—	—	5,836
Foreign currency translation	(165)	—	—	—	—	(165)
Other	50	(8)	—	—	—	42
Net book value at December 31, 2010
Goodwill	41,115	33,620	5,508	—	8,170	88,413
Accumulated impairment losses	(2,079)	(7,830)	(5,508)	—	—	(15,417)
Total	39,036	25,790	—	—	8,170	72,996
2011 Activity:
Acquisitions	6,440	3,823	653	9,795	—	20,711
Foreign currency translation	(322)	45	—	—	—	(277)
Other	(84)	(8)	—	—	—	(92)
Net book value at December 31, 2011
Goodwill	47,149	37,480	6,161	9,795	8,170	108,755
Accumulated impairment losses	(2,079)	(7,830)	(5,508)	—	—	(15,417)
Total	$45,070	$29,650	$653	$9,795	$8,170	$93,338

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
December 31, 2011
Customer relationships	$20,286	$(6,361)	$13,925
Tradenames	791	(280)	511
Contract backlog	374	(367)	7
Software and other	1,844	(1,165)	679
	$23,295	$(8,173)	$15,122

December 31, 2010
Customer relationships	$12,551	$(3,542)	$9,009
Contract backlog	374	(339)	35
Software and other	1,605	(854)	751
	$14,530	$(4,735)	$9,795

Amortization expense for intangible assets was $3,418,000, $2,256,000 and $1,367,000, for the years ended December 31, 2011, 2010 and 2009, respectively. Estimated amortization expense for intangible assets included in our consolidated balance sheet as of December 31, 2011 is as follows (in thousands):

Fiscal year ending:
2012	$4,141
2013	3,572
2014	3,175
2015	2,085
2016	1,188
Thereafter	961
Total	$15,122

As of December 31, 2011, our intangible assets with definite lives had a weighted average remaining useful life of 4.5 years. We have no amortizable intangible assets with indefinite useful lives.

(4)                    Inventories

The Sandy Training & Marketing segment produces brand specific glovebox portfolios, brochures and accessory kits for its customers, which are installed in new cars and trucks at the time of vehicle assembly. Sandy designs these items and outsources their manufacturing to suppliers that provide the raw materials, bind and/or sew the portfolio, assemble its contents, and ship the finished product to its customers’ assembly plants.  Although the inventory is kept at third party suppliers, we have title to the inventory and bear the risk of loss. As of December 31, 2011 and 2010, we had inventories of $178,000 and $305,000, respectively, which primarily consisted of raw materials for the glovebox portfolios, brochures and accessory kits, and are included in prepaid expenses and other current assets in the consolidated balance sheets.

(5)                     Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2011	2010
Machinery, equipment and vehicles	$13,602	$9,559
Furniture and fixtures	1,884	1,621
Leasehold improvements	928	790
Buildings	379	379
	16,793	12,349
Accumulated depreciation and amortization	(11,231)	(9,384)
	$5,562	$2,965

Depreciation expense was $2,146,000, $1,577,000, and $1,663,000, for the years ended December 31, 2011, 2010 and 2009, respectively.

(6)                      Short-Term Borrowings

We have a $35 million Financing and Security Agreement (the “Credit Agreement”) with a bank that expires on October 31, 2013 with annual renewal options. The Credit Agreement is secured by certain of our assets. The maximum interest rate on the Credit Agreement is the daily LIBOR market index rate plus 2.25%. Based upon our financial performance, the interest rate can be reduced. As of December 31, 2011, the rate was LIBOR plus 1.0%. The Credit Agreement contains covenants with respect to our minimum tangible net worth, total liabilities to tangible net worth ratio and interest coverage ratio. We were in compliance with all loan covenants under the amended Credit Agreement as of December 31, 2011. The Credit Agreement also contains certain restrictive covenants regarding future acquisitions, incurrence of debt and the payment of dividends. The Credit Agreement permits us to repurchase up to a certain dollar amount of our outstanding common stock in the open market. As of December 31, 2011, $5,152,000 was remaining available for future share repurchases under the Credit Agreement.

As of December 31, 2011, there were no borrowings outstanding and $34,542,000 of available borrowings under the Credit Agreement, based upon 80% of eligible accounts receivable and 80% of eligible unbilled receivables.

(7)                     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31,
	2011	2010
Trade accounts payable	$10,481	$8,567
Accrued salaries, vacation and benefits	14,517	10,174
Other accrued expenses	13,075	10,886
Accrued contingent consideration	2,539	3,062
Negative cash book balance	1,888	5
	$42,500	$32,694

(8)                     Employee Benefit Plan

We offer the GP Retirement Savings Plan (the “Plan”) to our employees. Eligible employees are automatically enrolled unless they elect to not participate in the Plan, and contributions begin as soon as administratively feasible after enrollment.  The Plan permits pre-tax contributions to the Plan by participants pursuant to Section 401(k) of the Internal Revenue Code (IRC).  We make matching contributions at our discretion. In 2011, 2010 and 2009, we contributed 93,472, 48,440, and 73,614 shares, respectively, of our common stock directly to the Plan with a value of approximately $1,108,000, $440,000 and $349,000, respectively. In addition, we contributed cash, net of forfeitures, of $334,000, $160,000 and $83,000 to the Plan for matching contributions for the years ended December 31, 2011, 2010 and 2009, respectively. For the years ended December 31, 2011, 2010 and 2009, we recognized total compensation expense of $1,520,000, $601,000 and $432,000, respectively, in the consolidated statements of operations for matching contributions to the Plan.

(9)       Income Taxes

The components of income before income taxes and income tax expense for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

	Years ended December 31,
	2011	2010	2009
Income (loss) before income taxes:
Domestic	$21,976	$17,452	$3,642
Foreign	6,415	3,400	(247)
Total income before income taxes	$28,391	$20,852	$3,395

Income tax expense:
Current:
Federal	$6,753	$4,633	$829
State and local	1,734	1,095	900
Foreign	1,765	1,328	994
Total current	10,252	7,056	2,723
Deferred:
Federal	426	1,023	2,088
State and local	64	149	(23)
Foreign	(211)	(108)	(203)
Total deferred	279	1,064	1,862
Total income tax expense	$10,531	$8,120	$4,585

The difference between the expense for income tax expense computed at the statutory rate and the reported amount of income tax expense is as follows:

	December 31,
	2011	2010	2009
Federal income tax rate	35.0%	35.0%	35.0%
State and local taxes net of federal benefit	4.1	3.8	5.4
Foreign taxes	(1.2)	2.2	3.6
Permanent differences	2.1	(0.6)	1.7
Valuation allowance adjustments	0.1	(0.5)	(0.4)
Reduction of uncertain tax position liability	(3.1)	—	—
Effect of goodwill impairment loss	—	—	90.0
Other	0.1	(1.0)	(0.2)

Effective tax rate	37.1%	38.9%	135.1%

Uncertain Tax Positions

During the fourth quarter of 2011, we recognized an income tax benefit of $891,000 on the reduction of an uncertain tax position liability relating to a period that is now outside the applicable statute of limitations. The income tax benefit included an $800,000 reduction in the uncertain tax position liability and the reversal of $91,000 of accrued interest and penalties. Excluding the impact of this income tax benefit, our effective income tax rate was 40.2% for the year ended December 31, 2011 compared to an effective rate of 38.9% for the year ended December 31, 2010.

As of December 31, 2011, we had $1,418,000 of unrecognized tax benefits, all of which would favorably impact the effective tax rate if recognized. This liability is included in other long-term liabilities in the consolidated balance sheet. We expect that the liability for unrecognized tax benefits will decrease by $1,418,000 during the year ended December 31, 2012 as the statute of limitations on the related tax position is due to run. We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2011, 2010 and 2009 we recognized $(6,000), $93,000 and $73,000, respectively, of interest expense (income) related to these tax positions which is reflected within income tax expense in the consolidated statements of operations. As of December 31, 2011, we had $160,000 of accrued interest related to these tax positions. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examination by tax authorities for years prior to 2002.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, is as follows (in thousands):

	Years ended December 31,
	2011	2010	2009
Unrecognized tax benefits at beginning of the year	$2,218	$2,218	$2,218
Additions related to current year tax positions	—	—	—
Additions related to prior year tax positions	—	—	—
Settlements	—	—	—
Reductions due to lapse of statute of limitations	(800)	—	—
Unrecognized tax benefits at end of the year	$1,418	$2,218	$2,218

Deferred Income Taxes

The tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities that are included in the net deferred tax assets and liabilities are summarized as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Allowance for doubtful accounts	$380	$273
Accrued liabilities	1,363	926
Stock-based compensation expense	1,174	811
Net federal, state and foreign operating loss carryforwards	465	855
Deferred tax assets	3,382	2,865
Deferred tax liabilities:
Intangible assets, property and equipment, principally due to difference in depreciation and amortization	5,709	3,828
Net deferred tax liabilities	(2,327)	(963)
Less valuation allowance	(326)	(701)
Net deferred tax liabilities, net of valuation allowance	$(2,653)	$(1,664)

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

As of December 31, 2011, we had utilized all of our available credit carryovers for Federal tax purposes. In addition, as of December 31, 2011, we had foreign net operating loss carryforwards of $326,000 which expire in 2012 and beyond. There is a valuation allowance of $326,000 against the foreign net operating loss carryforwards due to the uncertainty of future profitability in foreign jurisdictions.

Foreign Income

As of December 31, 2011, we had approximately $9,200,000 of accumulated undistributed earnings generated by our foreign subsidiaries. No provision has been made for income taxes that would be payable upon the distribution of such earnings since we intend to permanently reinvest these earnings. If these earnings were distributed in the form of dividends or otherwise, the distributions would be subject to U.S. federal income tax at the statutory rate of 35 percent, less foreign tax credits available to offset such distributions, if any. In addition, such distributions may be subject to withholding taxes in the various tax jurisdictions.

(10)     Comprehensive Income

The following are the components of comprehensive income (loss) (in thousands):

	Years ended December 31,
	2011	2010	2009
Net income (loss)	$17,860	$12,732	$(1,190)
Foreign currency translation adjustments	(995)	(281)	683
Comprehensive income (loss)	$16,865	$12,451	$(507)

As of December 31, 2011 and 2010, accumulated other comprehensive loss was $3,222,000 and $2,227,000, respectively, and consisted of foreign currency translation adjustments.

(11)     Stock-Based Compensation

Our shareholders approved the 2011 Stock Incentive Plan (the “2011 Plan”) at our Annual Meeting of Shareholders on December 14, 2011. The 2011 Plan replaced the 1973 Non-Qualified Stock Option Plan, as amended, and the 2003 Incentive Stock Plan (the “Prior Plans”).  No new awards will be made under the Prior Plans and outstanding awards will remain outstanding under the Prior Plans until settled.  Under the 2011 Plan, we may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of our common stock to officers, employees or members of the Board of Directors. We are authorized to grant an aggregate of 1,360,534 shares under the 2011 Plan. As of December 31, 2011, there were 1,544,337 shares representing outstanding awards under the Prior Plans. We may issue new shares or use shares held in treasury to deliver shares to employees for our equity grants or upon exercise of non-qualified stock options.

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Years ended December 31,
	2011	2010	2009
Non-qualified stock options	$963	$794	$477
Restricted stock units	650	584	771
Board of Director stock grants	379	279	191
Total	$1,992	$1,657	$1,439

We recognized a deferred income tax benefit of $645,000, $551,000 and $499,000, respectively, during the years ended December 31, 2011, 2010, and 2009 associated with the compensation expense recognized in our consolidated financial statements.  As of December 31, 2011, we had non-qualified stock options and restricted stock units outstanding under these plans as discussed below.

Non-Qualified Stock Options

Non-qualified stock options are granted with an exercise price not less than the fair market value of our common stock at the date of grant, vest over a period up to ten years, and expire at various terms up to ten years from the date of grant.

Summarized information for our non-qualified stock options is as follows:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
Stock Options	options	exercise price	term	value
Outstanding at December 31, 2010	1,377,770	$9.56
Granted	157,500	13.18
Exercised	(46,220)	10.28
Forfeited	(35,875)	11.18
Expired	(11,805)	4.50
Outstanding at December 31, 2011	1,441,370	$9.93	2.74	$5,118,000
Stock options expected to vest	1,395,820	$9.97	2.67	$4,905,000
Exercisable at December 31, 2011	659,870	$10.24	1.82	$2,140,000

Summarized weighted average information for non-qualified stock options granted to certain key personnel during the years ended December 31, 2011 and 2010 is as follows (no stock options were granted during the year ended December 31, 2009):

	2011	2010
Number of options granted	157,500	500,000
Exercise price	$13.18	$7.52
Vesting term	5 years	5 years
Contractual term	6 years	6 years
Grant-date fair value	$4.63	$3.15

Black-Scholes assumptions:
Expected term	4.5 years	4.6 years
Expected stock price volatility	39.3%	47.6%
Risk-free interest rate	1.82%	2.15%
Expected dividend yield	—%	—%

As of December 31, 2011, we had approximately $1,250,000 of unrecognized compensation cost related to the unvested portion of outstanding stock options to be recognized on a straight-line basis over a weighted average remaining service period of approximately 3.2 years.

We received cash for the exercise price associated with stock options exercised of $355,000, $39,000, and $51,000 during the years ended December 31, 2011, 2010 and 2009, respectively. During the year ended December 31, 2010, we settled 24,425 outstanding stock options held by our employees for cash payments totaling $83,000, which represented the fair value of those stock options upon settlement. The total intrinsic value realized by participants on stock options exercised and/or settled was $123,000, $130,000, and $37,000 during the years ended December 31, 2011, 2010 and 2009, respectively. During the years ended December 31, 2011 and 2010, we realized income tax benefits of $131,000 and $129,000, respectively, related to stock option exercises and restricted stock vesting, which are reflected as an increase to additional paid-in capital on the consolidated statements of stockholders’ equity.

Restricted Stock Units

In addition to stock options, we issue restricted stock units to key employees and members of the Board of Directors based on meeting certain service goals. The stock units vest to the recipients at various dates, up to five years, based on fulfilling service requirements. We recognize the value of the market price of the underlying stock on the date of grant to compensation expense over the requisite service period. Upon vesting, the stock units are settled in shares of our common stock. Summarized share information for our restricted stock units is as follows:

		Weighted
	Year ended	average
	December 31,	grant date
	2011	fair value
	(In shares)	(In dollars)
Outstanding and unvested, beginning of period	195,616	$6.45
Granted	1,500	10.36
Vested	(89,729)	6.55
Forfeited	(4,420)	6.25
Outstanding and unvested, end of period	102,967	$6.43
Restricted stock units expected to vest	95,940	$6.80

The total intrinsic value realized by participants upon the vesting of restricted stock units was $1,024,000, $1,071,000 and $796,000 during the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, we had unrecognized compensation cost of $520,000 related to the unvested portion of our outstanding restricted stock units to be recognized over a weighted average remaining service period of 1.4 years.

(12)     Common Stock

The holders of common stock are entitled to one vote per share. As of December 31, 2011, there were 18,795,500 shares of common stock issued and outstanding. In addition, as of December 31, 2011, there were 1,544,337 shares reserved for issuance under outstanding equity compensation awards such as stock options and restricted stock units and an additional 1,360,534 shares available for issuance for future grants of awards under the 2011 Plan.

Securities Purchase Agreement

On December 30, 2009, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single accredited investor, Sagard Capital Partners, L.P. (“Sagard”), pursuant to which we sold to Sagard, in a private placement, an aggregate of 2,857,143 shares (the “Shares”) of our common stock, par value $0.01, at a price of $7.00 per share (the “Offering”), for an aggregate purchase price of $20,000,000.  The Offering closed on December 30, 2009. The Purchase Agreement prohibits Sagard from acquiring beneficial ownership of more than 23% of our common stock (calculated on a fully diluted basis).

On December 30, 2011, Sagard entered into a Stock Transfer Agreement with Bedford Oak Partners, L.P. (“Bedford Oak”) to privately purchase 350,000 shares of our common stock from Bedford Oak for a purchase price of $12.30 per share, or an aggregate purchase price of $4,305,000.  The transaction closed in January 2012. In addition, Sagard purchased an additional 101,478 shares of our common stock in the open market during the year ended December 31, 2011. As of December 31, 2011, Sagard beneficially owned 3,333,621 shares or 17.8% of our outstanding common stock.

Registration Rights Agreement

In connection with the Offering, on December 30, 2009, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Sagard.  Pursuant to the Registration Rights Agreement, we agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) no later than September 30, 2010 for purposes of registering the resale of the Shares and any shares of common stock issued pursuant to the preemptive rights under Section 4(l) of the Purchase Agreement (or any shares of common stock issuable upon exercise, conversion or exchange of securities issued pursuant to the preemptive rights).  We agreed to use our reasonable best efforts to cause this registration statement to be declared effective by the SEC no later than December 30, 2010. If we failed to meet either of these deadlines, fail to meet filing or effectiveness deadlines with respect to any additional registration statements required by the Registration Rights Agreement, or fail to keep any registration statements continuously effective (with limited exceptions), we will be obligated to pay to the holders of the Shares liquidated damages in the amount of 1% of the purchase price for the Shares per month, up to a maximum of $2,400,000.  We also agreed, among other things, to indemnify the selling holders under the registration statements from certain liabilities and to pay all fees and expenses (excluding underwriting discounts and selling commissions and all legal fees of the selling holders in excess of $25,000) incident to our obligations under the Registration Rights Agreement. We filed the registration statement with the SEC on September 27, 2010 and it was declared effective by the SEC on October 8, 2010.

Stock Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors.  During the years ended December 31, 2011, 2010 and 2009, we repurchased approximately 125,000, 37,000 and 526,000 shares, respectively, of our common stock in the open market for a total cost of approximately $1,414,000, $266,000 and $2,166,000, respectively. As of December 31, 2011, there was approximately $4,492,000 available for future repurchases under the buyback program. There is no expiration date for the repurchase program.

(13)     Business Segments

As of December 31, 2011, we operated through five reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing (“Sandy”), (iv) RWD, and (v) Energy Services. Our Learning Solutions segment represents an aggregation of two operating groups in accordance with the aggregation criteria in U.S. GAAP, while all of the other reportable segments each represent one operating segment. We are organized by operating group, primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

Effective October 1, 2011, we made two management reporting changes which resulted in a change to our reportable segments. Our Learning Solutions group and our Europe group which were both formerly part of the Manufacturing & BPO segment are aggregated into a separate segment named “Learning Solutions.” In addition, our Manufacturing group, which was also part of the Manufacturing & BPO segment, assumed management responsibility for the former Process & Government group and this newly combined group is a separate reportable segment named “Professional & Technical Services.” We have reclassified the segment financial information herein for all prior years to reflect this change and conform to the current year’s presentation. Further information regarding each business segment is discussed below. We continually review our reportable business segments and change them from time to time as appropriate to reflect organizational changes.

In connection with the acquisition of RWD on April 15, 2011, a portion of the acquired business constitutes a separate reportable segment which is named RWD, and certain other business units of RWD are included in the Professional & Technical Services and Sandy segments.

Learning Solutions. The Learning Solutions segment delivers training, curriculum design and development, e-Learning services, system hosting, training business process outsourcing and consulting services primarily to large companies in the electronics and semiconductors, healthcare, software, financial and other industries as well as to government agencies. This segment’s ability to deliver a wide range of training services on a global basis allows it to take over the entire learning function for the client, including their training personnel.

Professional & Technical Services. Consisting of our former Manufacturing and Process & Government groups, this segment has over four decades of experience providing training, consulting, engineering and technical services, including lean consulting, emergency preparedness, safety and regulatory compliance, chemical demilitarization and environmental services primarily to large companies in the manufacturing, steel, pharmaceutical and petrochemical industries,  federal and state government agencies and large government contractors. This segment also provides services to users of alternative fuels, including designing and constructing LNG and hydrogen fueling stations, as well as supplying fuel and equipment.

Sandy Training & Marketing. The Sandy segment provides custom product sales training and has been a leader in serving manufacturing customers in the U.S. automotive industry for over 30 years. Sandy provides custom product sales training designed to better educate customer sales forces with respect to new vehicle features and designs, in effect rapidly increasing the sales force knowledge base and enabling them to address detailed customer queries. Furthermore, Sandy helps our clients assess their customer relationship marketing strategy, measure performance against competitors and connect with their customers on a one-to-one basis. This segment also provides technical training services to automotive customers.

RWD. The RWD segment represents a portion of the consulting business acquired from RWD Technologies, LLC in April 2011. Certain of the other acquired RWD business units are managed within the Professional & Technical Services and Sandy segments discussed above. The RWD segment provides human capital management and IT consulting services, end-user training, change management, knowledge management and operator effectiveness management solutions in industries such as manufacturing, aerospace, healthcare, life sciences, consumer products, financial, telecommunications, services and higher education as well as the public sector.

Energy Services. The Energy Services segment provides engineering services, products and training primarily to electric power utilities. Our proprietary EtaProTM Performance Monitoring and Optimization System provides a suite of performance solutions for power generation plants and is installed at approximately 900 power generating units in over 30 countries. In addition to providing custom training solutions, this segment provides web-based training through our GPiLearnTM portal to over 30,000 power plant personnel in the U.S. and in over 40 countries.

We do not allocate the following items to the segments: other income and interest expense; certain corporate selling, general and administrative expense; and income tax expense.  Inter-segment revenue is eliminated in consolidation and is not significant.

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income tax expense (in thousands):

	Years ended December 31,
	2011	2010	2009
Revenue:
Learning Solutions	$130,392	$118,922	$73,172
Professional & Technical Services	85,285	70,893	77,760
Sandy Training & Marketing	54,604	47,153	45,634
RWD	40,079	—	—
Energy Services	22,807	22,958	22,674
	$333,167	$259,926	$219,240

Operating income (loss):
Learning Solutions (a)	$10,249	$9,672	$3,417
Professional & Technical Services (a)	8,067	3,824	(5,366)
Sandy Training & Marketing	3,410	1,890	2,411
RWD	898	—	—
Energy Services	5,671	5,468	4,474
Corporate and other	(1,910)	(1,630)	(1,808)
Gain on reversal of deferred rent liability	1,041	—	—
Gain on change in fair value of contingent consideration, net	517	1,313	—
Operating income	27,943	20,537	3,128
Interest expense	(209)	(236)	(217)
Other income	657	551	484
Income before income tax expense	$28,391	$20,852	$3,395

(a)   During the year ended December 31, 2009, we recognized a goodwill and intangible asset impairment loss totaling $10,163,000, of which $2,079,000 was attributable to our Learning Solutions segment and $8,084,000 was attributable to our Professional & Technical Services segment.

Additional information relating to our business segments is as follows (in thousands):

	December 31,
	2011	2010
Identifiable assets:
Learning Solutions	$95,389	$92,258
Professional & Technical Services	59,675	55,204
Sandy Training & Marketing	16,819	19,151
RWD	25,747	—
Energy Services	13,946	16,583
Total assets	$211,576	$183,196

Corporate and other assets which consist primarily of cash and cash equivalents, other assets, and deferred tax assets and liabilities are allocated to the segments based on their respective percentage of consolidated revenues.

	Years ended December 31,
	2011	2010	2009
Additions to property, plant and equipment:
Learning Solutions	$1,116	$380	$305
Professional & Technical Services	1,068	336	222
Sandy Training & Marketing	6	9	3
RWD	161	—	—
Energy Services	48	31	38
Corporate and other	1,576	775	606
	$3,975	$1,531	$1,174
Depreciation and amortization:
Learning Solutions	$2,695	$1,824	$833
Professional & Technical Services	294	327	533
Sandy Training & Marketing	424	478	581
RWD	871	—	—
Energy Services	353	386	397
Corporate and other	1,550	1,215	1,036
	$6,187	$4,230	$3,380

Information about our revenue in different geographic regions, which are attributable to our wholly owned subsidiaries located in the United Kingdom, Canada, Mexico, Colombia, Singapore, China and India is as follows (in thousands):

	Years ended December 31,
	2011	2010	2009
United States	$274,010	$214,194	$188,181
United Kingdom	50,969	39,734	24,163
Other	8,188	5,998	6,896
	$333,167	$259,926	$219,240

Information about our total assets in different geographic regions is as follows (in thousands):

	December 31,
	2011	2010
United States	$165,482	$151,168
United Kingdom	39,033	28,441
Other	7,061	3,587
	$211,576	$183,196

(14)     Related Party Transactions

Pursuant to the terms of the Securities Purchase Agreement with Sagard as discussed in Note 12, we agreed to take all corporate and other action necessary to cause one designee of Sagard to be elected or appointed to our Board of Directors, effective as of December 30, 2009, in all cases subject to compliance with relevant NYSE rules and regulations and all other legal and governance requirements regarding service as a director.  Accordingly, on December 18, 2009, the Board of Directors unanimously approved resolutions increasing the number of Directors on the Board of Directors from seven to eight and, effective as of the date of the closing of the Offering, elected Daniel Friedberg to serve on the Board of Directors for an initial term commencing as of the date of the closing of the Offering and ending at the next annual meeting of our shareholders.

On December 30, 2011, Sagard entered into a Stock Transfer Agreement with Bedford Oak Partners, L.P. (“Bedford Oak”) to privately purchase 350,000 shares of our common stock from Bedford Oak for a purchase price of $12.30 per share, or an aggregate purchase price of $4,305,000.  The transaction closed in January 2012. In addition, Sagard purchased an additional 101,478 shares of our common stock in the open market during the year ended December 31, 2011,  As of December 31, 2011, Sagard beneficially owned 3,333,621 shares or 17.8% of our outstanding common stock.

Daniel M. Friedberg has been President and CEO of Sagard Capital Partners Management Corporation, the investment manager of Sagard, since its founding in 2005. Harvey P. Eisen, the Chairman of our Board of Directors, is also the Chairman and Managing Member of Bedford Oak Advisors, LLC, the investment manager of Bedford Oak. Except as described above, neither Mr. Friedberg nor Mr. Eisen is a party to any other material arrangements or transactions involving the Company.

(15)     Commitments, Guarantees, and Contingencies

Commitments

Operating Leases

We have various noncancelable leases for real property and machinery and equipment. Such leases expire at various dates with, in some cases, options to extend their terms.

Minimum rentals under long-term operating leases are as follows (in thousands):

	Real	Machinery and
	property	equipment	Total
2012	$5,703	$708	$6,411
2013	3,902	473	4,375
2014	2,746	249	2,995
2015	2,274	64	2,338
2016	1,727	7	1,734
Thereafter	2,081	—	2,081
Total	$18,433	$1,501	$19,934

Certain of the leases contain provisions for rent escalation based primarily on increases in a specified Consumer Price Index, real estate taxes and operating costs incurred by the lessor. Rent expense was approximately $6,615,000, $5,769,000 and $5,504,000 for 2011, 2010 and 2009, respectively.

In 2008, we entered into a sublease with Lear Corporation (“Lear”) for approximately 60,000 square feet of space in an office building in Troy, Michigan for a term scheduled to end in March 2015.  Lear filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code in 2009 and subsequently obtained court approval to reject both our sublease and the superior lease under which the sublease was made. In May 2010, we filed a complaint in U.S. District Court for the Eastern District of Michigan seeking a declaratory judgment regarding its status as an occupant of the space and its obligation to pay rent.  We sought unsuccessfully to enter into a direct lease with the building owner. The building owner, Osprey-Troy Officentre, LLC (“Osprey”), claimed rights through Lear and threatened legal action if we vacated the building and ceased to pay rent under the sublease.  We believed that the sublease was terminated and that it was a tenant-at-sufferance in the building, no longer bound by the sublease and obligated to pay only the reasonable rental value of the space it occupied.  Osprey asked the Court to deny the relief requested by us and argued that the sublease constituted an assignment by Lear to us of Lear’s lease of the portion of the building occupied by us.  Both parties filed motions for summary judgment.

In June 2011, prior to a court ruling on this matter, we entered into a new lease directly with Osprey for a term scheduled to end in March 2018, with an option to terminate on or after May 31, 2016 with 180 days prior written notice. Prior to entering into the new lease with Osprey, we had a deferred rent liability on our balance sheet of $1,041,000, which represented the difference between the actual monthly rent owed to date and the rent expense recognized on a straight-line basis for the scheduled rent increases over the term of the original sublease. Upon entering into the new lease with Osprey, we reversed the deferred rent liability associated with the terminated sublease. As a result, we recognized a net gain of $1,041,000 in the consolidated statement of operations during the quarter ended June 30, 2011. This net gain is excluded from rent expense for the year ended December 31, 2011 as disclosed above.

Other

As of December 31, 2011, we had five outstanding letters of credit totaling $342,000, all of which expire in 2012 except for one which expires in 2018.

Contingencies

On February 22, 2011, the Company was named a defendant in a complaint filed by the State of Tennessee (the “State”) in the Chancery Court for the 20th Judicial District of Tennessee. The complaint alleges that Bryan Oil Company, an executive of Bryan Oil, the Company and a former employee of the Company, violated provisions of the Tennessee Petroleum Underground Storage Tank Act (the “UST Act”) in connection with the closure of a waste oil storage tank in 1997. The Complaint seeks civil penalties not to exceed $10,000 per day for each violation of the UST Act, post-judgment interest and court costs. The State also began an administrative action requiring the Company to “show cause” why it should not be removed as an approved Corrective Action Contractor (CAC), alleging that the Company violated the UST Act in 1997 by failing to properly close the waste oil storage tank and filing false information by reporting that the tank was “emptied, filled with concrete and left in place.” The Company presented evidence (including the actual tank) showing that the tank, which in 1997 was located entirely beneath the concrete floor of a building and accessible only through a 2-inch fill pipe, was at least 90% filled with concrete, largely free of oil residue, and closed-in-place in compliance with the regulations then in effect. The Company also engaged an independent expert who determined that the tank was closed in compliance with the regulations in effect in 1997 and that there has been no measurable harm to the environment associated with the tank. The State issued a ruling that did not address the allegation of improper closure, but found that the Company had filed false information by incorrectly stating the size of the tank in a report filed in 1997. The Company appealed that decision to the State UST Board and a hearing previously set for November 16, 2011, has been re-scheduled for May 23, 2012. On September 26, 2011, the Company received a letter from the U.S. Environmental Protection Agency (“EPA”), making allegations similar to those made in February, 2011 by the State of Tennessee, requesting the Company to “show cause” why the EPA should not issue a Notice of Suspension and Proposed Debarment. The EPA has extended the date for the Company to respond to the “show cause” notice and taken no further action. On February 1, 2012, the State filed an Amended Complaint to include additional causes of action based upon alleged inaccuracies in documents filed by the defendants with the State.  The Company continues to believe that its actions complied with the UST Act and applicable regulations, that it did not file false information in violation of the law, and that it has valid defenses against the State’s and the EPA’s allegations.

(16)     Quarterly Information (unaudited)

Our quarterly financial information has not been audited but, in management’s opinion, includes all adjustments necessary for a fair presentation.

	Three months ended				Year ended
(In thousands)	March 31	June 30	September 30	December 31	December 31
2011
Revenue	$64,293	$86,034	$88,948	$93,892	$333,167
Gross profit	10,792	14,711	14,865	16,266	56,634
Net income	2,590	4,711	4,619	5,940	17,860

Earnings per share:
Basic	$0.14	$0.25	$0.25	$0.32	$0.95
Diluted	$0.14	$0.25	$0.24	$0.31	$0.94

2010
Revenue	$56,890	$66,139	$66,078	$70,819	$259,926
Gross profit	8,184	10,710	11,227	12,569	42,690
Net income	2,171	3,143	3,143	4,275	12,732

Earnings per share:
Basic	$0.12	$0.17	$0.17	$0.23	$0.68
Diluted	$0.12	$0.17	$0.17	$0.23	$0.68

The sum of the quarterly earnings per share amounts may not equal the total for the year due to the effects of rounding and dilution as a result of issuing common shares during the year.

Item 9:       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:        Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2011 were effective.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of internal control over financial reporting as of December 31, 2011 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (“COSO Framework”).  Based upon our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2011.

Our internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, whose report appears in Item 8.

(c) Changes in Internal Control over Financial Reporting

During the year ended December 31, 2011, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d—15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B:        Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The additional information required by this item will be either set forth under the Election of Directors section in the Proxy Statement for the 2012 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 30, 2012.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange (“NYSE”), and to furnish us with such reports. Based solely on a review of copies of such reports for 2011, we believe that during 2011 all reports applicable to our officers, directors and greater than 10% beneficial owners were filed on a timely basis, except for the purchase of 1,400 shares by Sagard Capital Partners, L.P. on December 12, 2011 which was reported one day late on December 15, 2011.

Item 11. Executive Compensation

The information required by this item will be either set forth under the Executive Compensation section in the Proxy Statement for the 2012 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 30, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The additional information required by this item will be either set forth under the Principal Stockholders and Security Ownership of Directors and Named Executive Officers sections in the Proxy Statement for the 2012 Annual Meeting of Stockholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 30, 2012.

Equity Compensation Plan information as of December 31, 2011

Plan category:
Equity compensation plans not approved by security holders:
(a)	Number of securities to be issued upon exercise of outstanding options	175,970
(b)	Weighted average exercise price of outstanding options	$11.75
(c)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in row (a))	—

Equity compensation plans approved by security holders:
(a)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	1,265,400
(b)	Weighted average exercise price of outstanding options, warrants and rights	$9.68
(c)	Number of securities remaining available for future issuance under equity compensation plans	1,360,534

For a description of the material terms of our stock-based compensation plans, see Note 11 to the Consolidated Financial Statements in Item 8 of this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be either set forth in the Certain Relationships and Related Transactions section of the Proxy Statement for the 2012 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 30, 2012.

Item 14. Principal Accounting Fees and Services

The information required by this item will be either set forth in the Ratification of Independent Registered Public Accounting Firm section of the Proxy Statement for the 2012 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 30, 2012.

Part IV

Item 15:         Exhibits and Financial Statement Schedules

(a)       The following documents are filed as a part of this Report:

(1)       Financial Statements of GP Strategies Corporation and Subsidiaries (Part II, Item 8):

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets — December 31, 2011 and 2010

Consolidated Statements of Operations — Years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Stockholders’ Equity and Comprehensive Income — Years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows — Years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

(2)       Financial Statement Schedules:

Other financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the financial statements or notes thereto, or contained in this report.

(3)       Exhibits required by Item 601 of Regulation S-K.

Exhibit number

2.1

Agreement and Plan of Merger dated as of October 31, 2011 between GP Strategies Corporation and General Physics Corporation. Incorporated herein by reference to Appendix A of GP Strategies Corporation’s Definitive Proxy Statement filed on November 1, 2011.

2.2

Asset Purchase Agreement dated March 8, 2011, and Amendment No. 1 to Asset Purchase Agreement, by and among General Physics Corporation, General Physics (UK) Ltd., RWD Technologies, LLC, RWD Technologies UK Limited, RWD Technologies Canada, Co. RWD Holdings LLC, RWD Technologies De Colombia, Ltda. and the Equity Owners of the Sellers identified on the signature pages thereto. Incorporated herein by reference to Exhibits 2.1 and 2.2 of GP Strategies Corporation’s Form 8-K filed on April 21, 2011.

2.3

Stock Purchase Agreement dated December 30, 2009 by and among General Physics Corporation and PerformTech, Inc. Incorporated herein by reference to Exhibit 2.1 of GP Strategies Corporation’s Form 8-K filed on January 5, 2010.

2.4

Asset Purchase Agreement, dated as of December 22, 2006, between General Physics Corporation and ADP, Inc. Incorporated herein by reference to Exhibit 2.1 of GP Strategies Corporation’s Form 8-K filed on December 29, 2006.

3.1

Composite of the Restated Certificate of Incorporation of GP Strategies Corporation including all amendments through December 31, 2011. Incorporated herein by reference to Exhibit 3.1 of GP Strategies Corporation’s Form 8-K filed on January 3, 2012.

3.2

GP Strategies Corporation Amended and Restated By-Laws, including all amendments through December 31, 2011. Incorporated herein by reference to Exhibit 3.2 of GP Strategies Corporation’s Form 8-K filed on January 3, 2012.

10.1	GP Strategies Corporation 2011 Stock Incentive Plan. Incorporated herein by reference to Appendix B of GP Strategies Corporation’s Definitive Proxy Statement filed on November 1, 2011.

10.2

1973 Non-Qualified Stock Option Plan of GP Strategies Corporation, as amended on December 28, 2006. Incorporated by reference to Exhibit 10.1 of GP Strategies Corporation’s Form 10-K for the year ended December 31, 2006.

10.3	GP Strategies Corporation 2003 Incentive Stock Plan. Incorporated herein by reference to Exhibit 4 of GP Strategies Corporation’s Form 10-Q for the quarter ended September 30, 2003.

10.4

Employment Agreement, dated as of July 1, 1999, between GP Strategies Corporation’s and Scott N. Greenberg. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation’s Form 10-Q for the quarter ended September 30, 1999.

10.5

Amendment, dated January 21, 2005, to Employment Agreement dated as of July 1, 1999 between GP Strategies Corporation and Scott N. Greenberg. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation’s Form 8-K filed on January 25, 2005.

10.6

Amendment, dated June 20, 2007, to Employment Agreement dated as of July 1, 1999 between GP Strategies Corporation and Scott N. Greenberg. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation’s Form 8-K filed on June 26, 2007.

10.7

Amendment, dated December 30, 2008, to Employment Agreement by and between GP Strategies Corporation and Scott N. Greenberg dated July 1, 1999. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation’s Form 8-K filed on January 6, 2009.

10.8

Amendment, dated December 30, 2009, to Employment Agreement by and between GP Strategies Corporation and Scott N. Greenberg dated July 1, 1999. Incorporated herein by reference to Exhibit 10.3 to GP Strategies Corporation’s Form 8-K filed December 31, 2009.

10.9

Amendment, dated December 30, 2011, to Employment Agreement dated as of July 1, 1999 between General Physics Corporation and Douglas E. Sharp. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation’s Form 8-K filed on January 3, 2012.

10.10

Employment Agreement, dated as of July 1, 1999, between General Physics Corporation and Douglas E. Sharp. Incorporated herein by reference to Exhibit 10.11 of GP Strategies Corporation’s Form 10-K for the year ended December 31, 2003.

10.11

Amendment, dated January 21, 2005, to Employment Agreement dated as of July 1, 1999 between General Physics Corporation and Douglas E. Sharp. Incorporated herein by reference to Exhibit 10.2 of GP Strategies Corporation’s Form 8-K filed on January 25, 2005.

10.12

Amendment, dated June 20, 2007, to Employment Agreement dated as of July 1, 1999 between General Physics Corporation and Douglas E. Sharp. Incorporated herein by reference to Exhibit 10.2 of GP Strategies Corporation’s Form 8-K filed on June 26, 2007.

10.13

Amendment, dated December 30, 2008, to Employment Agreement by and between General Physics Corporation and Douglas Sharp dated July 1, 1999. Incorporated herein by reference to Exhibit 10.2 of GP Strategies Corporation’s Form 8-K filed on January 6, 2009.

10.14

Amendment, dated December 30, 2009, to Employment Agreement by and between General Physics Corporation and Douglas Sharp dated July 1, 1999. Incorporated herein by reference to Exhibit 10.4 to GP Strategies Corporation’s Form 8-K filed December 31, 2009.

10.15

Amendment, dated December 30, 2011, to Employment Agreement dated as of July 1, 1999 between General Physics Corporation and Douglas E. Sharp. Incorporated herein by reference to Exhibit 10.3 of GP Strategies Corporation’s Form 8-K filed on January 3, 2012.

10.16

Form of Employment Agreement between General Physics Corporation and certain of its executive vice presidents. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation’s Form 8-K filed on October 4, 2007.

10.17

Form of Employment Agreement between General Physics Corporation and certain of its senior vice presidents. Incorporated herein by reference to Exhibit 10.4 of GP Strategies Corporation’s Form 10-Q for the quarter ended September 30, 2007.

10.18

Amendment, dated December 30, 2011, to Form of Employment Agreement between General Physics Corporation and certain of its executive officers. Incorporated herein by reference to Exhibit 10.3 of GP Strategies Corporation’s Form 8-K filed on January 3, 2012.

10.19

Form of Non-Qualified Stock Option Agreement between GP Strategies Corporation and certain officers, dated June 26, 2007. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation’s Form 10-Q for the quarter ended June 30, 2007.

10.20

Form of Stock Unit Agreement between GP Strategies Corporation and certain officers, dated November 7, 2008. Incorporated herein by reference to Exhibit 10.15 of GP Strategies Corporation’s Form 10-K for the year ended December 31, 2008.

10.21

Form of Non-Qualified Stock Option Agreement between GP Strategies Corporation and certain officers, dated January 21, 2010. Incorporated herein by reference to Exhibit 10.23 to GP Strategies Corporation’s Form 10-K for the year ended December 31, 2009.

10.22

Second Amended and Restated Financing and Security Agreement, dated November 5, 2008, by and between General Physics Corporation as Borrower and Wachovia Bank, National Association, as Lender. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation’s Form 8-K filed on November 7, 2008.

10.23

Lease Agreement dated as of July 5, 2002 between General Physics Corporation and Riggs Company. Incorporated herein by reference to Exhibit 10.36 to GP Strategies Corporation’s Form 10-K for the year ended December 31, 2002.

10.24

Securities Purchase Agreement, dated as of December 30, 2009, between GP Strategies Corporation and Sagard Capital Partners, L.P. Incorporated herein by reference to Exhibit 10.1 to GP Strategies Corporation’s Form 8-K filed December 31, 2009.

10.25

Amendment, dated December 30, 2011, to Securities Purchase Agreement, dated as of December 30, 2009, between GP Strategies Corporation and Sagard Capital Partners, L.P. Incorporated herein by reference to Exhibit 10.4 of GP Strategies Corporation’s Form 8-K filed on January 3, 2012.

10.26

Registration Rights Agreement, dated as of December 30, 2009, between GP Strategies Corporation and Sagard Capital Partners, L.P. Incorporated herein by reference to Exhibit 10.2 to GP Strategies Corporation’s Form 8-K filed December 31, 2009.

10.27	Code of Ethics Policy. Incorporated herein by reference to Exhibit 14.1 of GP Strategies Corporation’s Form 10-K for the year ended December 31, 2003.

10.28	Form of Indemnification Agreement. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation’s Form 8-K dated December 23, 2005.

21	Subsidiaries of GP Strategies Corporation*

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

32.1	Certification Pursuant to Section 18 U.S.C. Section 1350*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GP STRATEGIES CORPORATION

Dated: February 29, 2012	By	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Scott N. Greenberg		February 29, 2012
Scott N. Greenberg	Chief Executive Officer (Principal Executive Officer and Director)

/s/ Sharon Esposito-Mayer		February 29, 2012
Sharon Esposito-Mayer	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Harvey P. Eisen		February 29, 2012
Harvey P. Eisen	Chairman of the Board of Directors

/s/ Daniel M. Friedberg		February 29, 2012
Daniel M. Friedberg	Director

/s/ Marshall S. Geller		February 29, 2012
Marshall S. Geller	Director

/s/ Sue W. Kelly		February 29, 2012
Sue W. Kelly	Director

/s/ Richard C. Pfenniger, Jr.		February 29, 2012
Richard C. Pfenniger, Jr.	Director

/s/ A. Marvin Strait		February 29, 2012
A. Marvin Strait	Director

/s/ Gene A. Washington		February 29, 2012
Gene A. Washington	Director