Form 10-K/A
period 2011-12-31
GP STRATEGIES CORP
filed 2012-04-30
CIK 70415

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On December 31, 2011, GP Strategies Corporation merged with and into its sole operating subsidiary, General Physics Corporation (“General Physics”), eliminating the previous holding company structure. General Physics, which was established in 1966, was the surviving legal corporation in the merger and was renamed GP Strategies Corporation when the merger became effective. Following the merger, the financial position, business operations, state of incorporation, directors, executive officers and management of the newly combined company were substantially identical to those of GP Strategies Corporation before the merger.  References in this report to “GP Strategies,” the “Company,” “we” and “our” are to GP Strategies Corporation and its subsidiaries, collectively.  References in this report to General Physics are to General Physics Corporation, our principal operating subsidiary prior to the merger on December 31, 2011.

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our annual report on Form 10-K for the year ended December 31, 2011, originally filed on February 29, 2012 (the “Original Filing”).  We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2011.  In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (“SEC”), we are including with this Amendment certain currently dated certifications.  Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

Except as described above, no other changes have been made to the Original Filing.  Unless expressly stated, this Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our directors and executive officers as of March 31, 2012:

Name	Age	Position

Scott N. Greenberg (1)	55	Chief Executive Officer; Director
Harvey P. Eisen (1), (2), (3) Daniel M. Friedberg (1), (2), (3), (4)	69 50	Chairman of the Board of Directors Director
Marshall S. Geller (1), (2), (3)	73	Director
Sue W. Kelly (3), (4)	75	Director
Richard C. Pfenniger, Jr. (3), (4)	56	Director
A. Marvin Strait (2), (4) Gene A. Washington (2), (4)	78 65	Director Director
Douglas E. Sharp (5) Sharon Esposito-Mayer Karl Baer Patricia R. Begley Donald R. Duquette Fredric H. Strickland Kenneth L. Crawford James D. Moran Deborah T. Ung	53 45 52 55 58 68 53 48 49

President

Executive Vice President & Chief Financial Officer

Executive Vice President

Executive Vice President

Executive Vice President

Executive Vice President

Senior Vice President, General Counsel & Secretary

Senior Vice President

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

Scott N. Greenberg has been Chief Executive Officer of GP Strategies since April 2005 and was the President of GP Strategies from 2001 until 2006.  He was Chief Financial Officer from 1989 until 2005, Executive Vice President from 1998 to 2001, Vice President from 1985 to 1998, and has held various other positions since joining the Company in 1981.  From 1999 to 2008, he was a Director of GSE Systems, Inc. (“GSE”), a global provider of real-time simulation and training solutions which is a former majority-owned subsidiary of the

Company that was spun off in 2005. Mr. Greenberg has also been a Director of National Patent Development Corporation (“NPDC”), a holding company, since 2004, when NPDC, formerly a wholly-owned subsidiary of the Company, was spun off. Mr. Greenberg was also Chief Financial Officer of NPDC from 2004 until 2007. Mr. Greenberg has served on our Board of Directors since 1987. Mr. Greenberg brings to the Board significant experience and expertise in management, acquisitions and strategic planning, as well as many years of finance and related transaction experience. As our Chief Executive Officer, he brings to the Board extensive knowledge of the Company’s structure, history, major stockholders and culture.

Harvey P. Eisen has been the Chairman of the Board since 2005.  He has been Chairman and Managing Member of Bedford Oak Advisors, LLC since 1998. Prior thereto, Mr. Eisen served as Senior Vice President of Travelers, Inc. and of Primerica prior to its merger with Travelers in 1993. Mr. Eisen has over thirty years of asset management experience. Mr. Eisen is a Trustee of the University of Missouri Business School, where he established the first accredited course on the Warren Buffet Principles of Investing, and of Johns Hopkins University. Mr. Eisen has also been a Director of NPDC since 2004 and became Chairman of the Board and Chief Executive Officer of NPDC in 2007. Mr. Eisen has served on our Board of Directors since 2002. Mr. Eisen’s long, distinguished career in the investment and finance industry, combined with his wealth of experience with companies in many sectors, make him a skilled advisor who provides critical insight into strategic planning and financial matters.

Daniel M. Friedberg has been President and Chief Executive Officer of Sagard Capital Partners Management Corporation, the investment manager of Sagard Capital Partners, L.P., since its founding in 2005. Since 2005, he has also been a Vice President of Power Corporation of Canada, a diversified international management holding company. Prior to that, he was a Partner at Bain & Company. Mr. Friedberg joined Bain & Company in 1987 in the London office, and was a founder of the Toronto office in 1989 and the New York office in 2000. Mr. Friedberg also serves as a director of X-Rite, Incorporated. Mr. Friedberg has served on our Board of Directors since December 2009, when he was elected a director pursuant to the terms of the Securities Purchase Agreement under which Sagard Capital Partners, L.P. made an equity investment in the Company.  Mr. Friedberg brings to the Board experience in investment management, which provides valuable perspective into our organizational and operational management as well as strategic planning matters.

Marshall S. Geller is the Founder and Senior Managing Director of St. Cloud Capital, a Los Angeles based private equity fund formed in December 2001.  He has spent more than 40 years in corporate finance and investment banking, including 21 years as Senior Managing Partner of Bear, Stearns & Co., with oversight of all operations in Los Angeles, San Francisco, Chicago, Hong Kong and the Far East. Mr. Geller is currently a Director on the board of Guidance Software, Inc. and is on the Board of Governors of Cedars Sinai Medical Center, Los Angeles. Mr. Geller also serves on the Dean’s Advisory Council for the College of Business & Economics at California State University, Los Angeles.  During the past five years, Mr. Geller has also been a director of National Holdings Corporation, California Pizza Kitchen, 1st Century Bancshares, ShopNBC-ValueVision Media, Inc., and SCPIE Holdings, Inc. Mr. Geller has served on our Board of Directors since 2002. As the managing director of a private equity fund and a director of other public companies, Mr. Geller brings to the Board many years of experience and expertise as an investor in and advisor to companies in various sectors.

Sue W. Kelly is currently President and Chief Executive Officer of Kelly Consulting LLC, an investment and consulting firm. From 1995 to 2007 she was a member of the U.S. House of Representatives, representing the 19th Congressional District of New York. While in Congress she served on the Board of Visitors of the U.S. Military Academy at West Point and on the House Financial Services Committee, among other assignments. Prior to becoming a Congresswoman, she worked in a variety of positions in business and education. Ms. Kelly currently serves as a Director of Magna Carta Companies, Inc. and has served on our Board of Directors since December 2007. Ms. Kelly’s experience in government provides the board with a unique perspective and insight on doing business with the U.S. government.

Richard C. Pfenniger, Jr. was the Chairman of the Board, President and Chief Executive Officer of Continucare

Corporation, a provider of primary care physician services, until October 2011 when a merger between Continucare and Metropolitan Health Networks, Inc. became effective.  Mr. Pfenniger was appointed President and Chief Executive Officer of Continucare in October 2003 after having served as a member of the board of Continucare since March 2002 and as Chairman since September 2002.  Mr. Pfenniger was the Chief Executive Officer and Vice Chairman of Whitman Education Group, Inc., a provider of career-oriented higher education, from 1997 until June 2003.  From 1994 to 1997, Mr. Pfenniger served as the Chief Operating Officer of IVAX Corporation, and from 1989 to 1994 he served as the Senior Vice President-Legal Affairs and General Counsel of IVAX Corporation, a multi-national pharmaceutical company. Mr. Pfenniger currently serves as a Director of Safestitch Medical, Inc. and Opko Health, Inc. and also served as a director of IVAX Corporation from 2002 to 2009. Mr. Pfenniger has served on our Board of Directors since 2005. Mr. Pfenniger’s prior experience as a Chief Executive Officer of a public company and prior experience in the education industry brings relevant experience managing a growth-oriented business and balancing the demands of clients, employees and investors.

A. Marvin Strait presently practices as a Certified Public Accountant under the name A. Marvin Strait, CPA. He has practiced in the field of public accountancy in Colorado for over 40 years. He presently serves as a member of the Board of Trustees of the Colorado Springs Fine Arts Center Foundation, the Sam S. Bloom Foundation and Pikes Peak Educational Foundation. He also presently serves as a member of the Board of Directors and Chairman of the Audit Committee of Sturm Financial Group, Inc., and on the Board of Directors of the Denver School of Nursing. Mr. Strait previously served as the Chairman of the Board of Directors of the American Institute of Certified Public Accountants (AICPA), as President of the Colorado Society of Certified Public Accountants and the Colorado State Board of Accountancy, and serves as a permanent member of the AICPA Governing Council. Mr. Strait served as a Director and Chairman of the Audit Committee of Continucare from 2004 to 2011, and as a Director and Chairman of the Audit Committee of RAE Systems, Inc. from 2006 to 2009. Mr. Strait has served on our Board of Directors since December 2007. Mr. Strait brings to the Board significant expertise in accounting and financial matters and in analyzing and evaluating financial statements. He has served on the audit committees of several companies, and is Chair of our Audit Committee.

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

Officers of the Registrant

Douglas E. Sharp has been President of the Company since February 2006 and was President of the Company’s principal operating subsidiary, General Physics, from 2002 to 2006.  Mr. Sharp had served as Chief Operating Officer of General Physics prior to becoming President and has held various other positions since joining General Physics in 1981.  He was a Director of GSE from 2003 to 2006.  He currently serves on the Managing Board of Aerospace Testing Alliance, a joint venture partnership of the Company, and serves as a Director of the Company’s foreign subsidiaries. Mr. Sharp holds a Bachelor of Science in Mechanical Engineering from University of Maryland.

Sharon Esposito-Mayer has been Executive Vice President and Chief Financial Officer of the Company since December 2005.  She became an Executive Vice President in 2004, was Vice President of Finance of General Physics from 2001 until 2004 and held various financial positions prior to joining General Physics in 1995. Ms. Esposito-Mayer holds a Bachelor of Science in Accounting from Pennsylvania State University and a MBA from Loyola College.

Karl Baer has been Executive Vice President, Professional & Technical Services (formerly the Manufacturing group), of the Company since March 2006.  He has been an Executive Vice President since 2004 and was a Vice President of General Physics from 1998 until 2004.  Mr. Baer has held various other positions since joining General Physics in 1987.  Prior to joining General Physics, Mr. Baer served in the U.S. Navy’s nuclear submarine force for over nine years.

Patricia R. Begley has been Executive Vice President of the Company since April 2011, when the Company acquired the consulting business of RWD Technologies (“RWD”). Prior to joining RWD in 2005, Ms. Begley was with SAP America where she served as Senior Vice President, Education for North America, from 2001 to 2005 and held a variety of training and financial positions from 1996 to 2001. From 1988 to 1996, Ms. Begley was Manager of the Mid-Atlantic Consumer Products group for Sony Corporation of America. Prior to that, she held accounting positions at Owens Illinois, International Playtex and Chesapeake Paper Company. Ms. Begley received a B.S. degree in Business Administration/Accounting from Montclair State College.

Donald R. Duquette has been Executive Vice President, Learning Solutions, of the Company since September 2008. He was a Senior Vice President of General Physics from 2004 to 2008, was a Vice President of General Physics from 1989 to 2004 and held various other positions since joining General Physics in 1979. Mr. Duquette holds a Bachelor of Science degree in Mechanical Engineering from Johns Hopkins University and an Executive MBA from Loyola College.

Fredric H. Strickland has been Executive Vice President of the Company since September 2008. He has been Senior Vice President, Sandy Corporation – a division of GP Strategies (“Sandy”) since January 2007, when the Company acquired Sandy from ADP, Inc. He has been President of Sandy since 2000, and served in various sales and operations leadership roles since joining Sandy in 1980. Mr. Strickland holds Bachelor of Arts and Master of Arts degrees in English from the Ohio State University and is a graduate of Harvard Business School’s 11-week Advanced Management Program.

Kenneth L. Crawford has been Senior Vice President, General Counsel and Secretary of the Company since April 2007.  He became a Senior Vice President of General Physics in March 2006, was a Vice President of General Physics from 1991 to March 2006, and became General Counsel of General Physics in 1991 and Secretary of General Physics in 1990.  Mr. Crawford joined General Physics in 1987.  Prior to that he was engaged in the private practice of law.  Mr. Crawford is a graduate of the University of Michigan Law School.

James D. Moran has been Senior Vice President of the Company since December 31, 2011 effective with the merger of General Physics and GP Strategies. Mr. Moran has been Senior Vice President of the Company’s Europe Operations since 2006 and held various other leadership roles since joining the Company in 1998. Mr. Moran was Finance Director of Specialised Technical Services Ltd from 1987 to 1998, when it was acquired by General Physics. Mr. Moran holds a Bachelor of Arts degree in Accounting and Finance from Manchester University and is a qualified accountant through The Chartered Institute of Management Accountants in England and Wales.

Deborah T. Ung has been Senior Vice President of the Company since December 31, 2011 effective with the merger of General Physics and GP Strategies, and was Vice President, RWD, since April 2011, when the Company acquired the consulting business of RWD. Prior to joining the Company, Ms. Ung was a Vice President of RWD from 2006 to 2011 and from 1997 to 2001, and held various operational and leadership roles after joining RWD in 1989. From 2002 to 2005, she was President of Accelera Corporation, an education services provider for the life sciences industry. Ms. Ung received a Bachelor of Science degree in Environmental Health/Health Physics from Purdue University.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics for our directors, officers and employees, including, but not limited to, the Chief Executive Officer and the Chief Financial Officer and other senior managers in our accounting and finance departments.  A copy of this Code of Business Conduct and Ethics can be found on our website at www.gpstrategies.com under the “Corporate Governance” page of the “Investors” section. A copy of this document is also available in print, without charge, upon request to our Corporate Secretary. If we make any substantive amendments to the Code of Ethics for our executive officers or directors or grant any waiver from a provision of the Code of Ethics for our executive officers or directors, we will within four (4) business days disclose the nature of such amendment or waiver in a Report on Form 8-K or on our website at www.gpstrategies.com.

Stockholder Recommendations for Board Nominees

Our Nominating/Corporate Governance Committee identifies individuals qualified to be Board members, evaluates any stockholder recommendations for Board membership, and develops and recommends corporate governance policies and procedures. The charter for our Nominating/Corporate Governance Committee is available on our website at www.gpstrategies.com under the “Corporate Governance” page of the “Investors” section. A copy of this document is also available in print, without charge, upon request to our Corporate Secretary. We did not implement any changes to our process for stockholder recommendations of director nominees during 2011.

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

The Compensation Committee is responsible for making compensation decisions regarding the Executive Management Team, which includes the Chief Executive Officer, the President, the Chief Financial Officer and our other executive officers.  The Compensation Committee is also involved in making compensation decisions regarding our non-executive officers with a rank of Vice President or above.

Topics discussed by the Compensation Committee during 2011 meetings included, but were not limited to, the following:

•	Competitive compensation and stock awards for the Executive Management Team and our non-employee directors;

•	Review and approval of stock awards, bonus awards and salary changes for the Executive Management Team and non-executive officers with a rank of Vice President or above;

•	Review of compensation policy for officers and employees in general; and

•	Review and approval of stock awards to key employees in connection with acquisitions.

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

Setting Executive Compensation

Each year we typically evaluate whether the elements of our executive compensation program are aligned with our compensation philosophy and objectives, while also promoting the interests of our shareholders, but we did not conduct such an analysis in 2011 and did not raise salaries of our executive officers in 2011.  As part of this evaluation, we subscribe annually to a number of compensation data resources to evaluate the compensation of our executive officers compared to similar positions in the marketplace, including resources published by Kenexa and Western Management Group. The surveys provide base salary and bonus compensation data. In addition, to assist management and the Compensation Committee in assessing and determining competitive compensation packages, we typically have engaged an independent compensation consultant to evaluate our base compensation and bonus structure for certain executive officers and other key employees.

In prior years, a compensation consultant prepared an analysis (the “Executive Compensation Analysis”) comparing the base level salary and bonus compensation structure of our executive officers and other key employees to those of executives in similar positions with similar responsibilities as described in executive compensation surveys obtained from Mercer Human Resource Consulting and Watson Wyatt. The consultant determined relevant similar positions based on business focus, executive job descriptions and size of company based on revenue.  The surveys analyzed by the consultant to prepare the Executive Compensation Analysis provided base salary and bonus compensation data for similarly sized companies, but did not identify the component companies by name. The Executive Compensation Analysis compared the base salary and total compensation for certain of our executive officers to corresponding data in the 25th percentile, 50th percentile and 75th percentile for executives in similar positions covered by the surveys.

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

We did not engage a compensation consultant in 2011 to evaluate our compensation structure and did not increase the salaries of our executive officers in 2011. During 2010, the Compensation Committee evaluated the salaries paid to our executive officers and how they compared to salaries paid to persons in similar positions in companies engaged in businesses in which the Company competes.  The Compensation Committee considered a compensation study provided by Compensia, Inc. utilizing data obtained from surveys conducted by Watson Wyatt and Mercer.  In October 2010, in light of the Company’s improved financial performance compared to 2009, the Compensation Committee approved increasing the salaries of individual executive officers from 2-6% each.

Except as described below, our Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation.

Elements of Compensation

Base Salary

Salaries are typically considered annually, as well as upon promotion or other change in job responsibility. The Compensation Committee, with input from the Chief Executive Officer, considers competitive, individual and company performance data in order to make compensation decisions that will incentivize, retain and maintain a competitive standing for each executive officer. The Compensation Committee considers several factors when adjusting an executive’s salary, including individual and company performance, the executive’s market value and prospective value to us, the knowledge, experience and accomplishments of the executive, the executive’s level of responsibility, the recommendation of the Chief Executive Officer and the compensation levels for individuals with similar credentials. As discussed above, we did not increase the salaries of our executive officers in 2011. In prior years, the Compensation Committee utilized the Executive Compensation Analysis to assist in determining the appropriate adjustment to each executive’s annual base salary. The Executive Compensation Analysis compared the base salaries for our executives with those of executives in similar positions with similar responsibilities at a number of similarly sized companies, analyzing various factors including revenues, responsibilities and markets served.  The Compensation Committee compared compensation of our executive officers to that of executives in comparable positions with comparable responsibilities to ensure the compensation of our executive officers was competitive with that of the relevant marketplace.

Cash-Based Incentive Compensation (Bonus)

Our Cash Bonus Plan (the “Bonus Plan”) provides for the payment of cash bonuses to eligible employees and executive officers, including the Named Executive Officers except for Scott Greenberg, Chief Executive Officer, and Douglas Sharp, President, who are not currently eligible to participate in the Bonus Plan as their bonuses fall under their individual employment agreements (see further discussion below).

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

For 2011, executive team members could achieve maximum scores of 15 points under the Bonus Plan for corporate revenue growth of 10% or more and 15 additional points for corporate pre-tax income growth of 20% or more, and maximum scores of 25 points under the Bonus Plan for group revenue growth of 15% or more and 25 additional points for group gross profit growth of 30% or more.  Achievement of individual goals may add up to 20 more points to each executive team member’s score. Each executive team member’s potential bonus under the plan is equal to the amount of the bonus pool multiplied by the percentage determined by dividing such executive team member’s score by the total of all executive team members’ scores. Annual bonuses are paid in cash after review and approval by the Compensation Committee, typically in March or April following completion of each fiscal year.

For the year ended December 31, 2011, the bonus amounts payable as calculated under the Bonus Plan were $70,700 for Ms. Esposito-Mayer, $23,600 for Mr. Duquette and $68,500 for Mr. Baer. The Chief Executive Officer presented the Compensation Committee with potential bonus amounts payable to these executive officers that were higher than the amounts calculated under the Bonus Plan to align their total compensation with their performance in 2011 as they did not receive salary increases or stock-based compensation grants in 2011. Based upon the Chief Executive Officer’s recommendation, the Compensation Committee approved total bonuses of $100,000 for Ms. Esposito-Mayer, $70,000 for Mr. Duquette and $85,000 for Mr. Baer.

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

For 2011, our EBITDA, as adjusted for acquisitions in 2010 and 2011 and other nonrecurring items, increased 21.1%. For 2011, the bonuses determined in accordance with their employment agreements (the “Employment Agreement Bonuses”) were $129,300 for Mr. Greenberg and $117,400 for Mr. Sharp. In addition to the Employment Agreement Bonuses, the Compensation Committee approved additional discretionary bonuses of $20,700 to Mr. Greenberg and $17,600 to Mr. Sharp based upon our financial and operating performance as well as other factors not deemed to be adequately represented in the employment agreement formulas, such as the fact that they did not receive salary increases or stock-based compensation grants in 2011. As a result, the total cash bonuses paid in respect of the year ended December 31, 2011, were $150,000 to Mr. Greenberg and $135,000 to Mr. Sharp. The Employment Agreement Bonuses and the Discretionary Bonuses for fiscal 2011, 2010 and 2009 are reflected in the columns of the Summary Compensation Table entitled “Non-Equity Incentive Plan Compensation” and “Bonuses,” respectively.

Long-term Equity Incentive Compensation

Our Compensation Committee also grants to the named executive officers equity compensation under our incentive stock plan. Equity compensation for the named executive officers, which has historically taken the form of stock options and restricted stock units, is designed to align the interests of our executives with our shareholders as well as to retain the executives. Equity grants are also intended to drive long term performance, in that the value ultimately realized is linked to stock price appreciation. Option grants have no value without stock price appreciation, and restricted stock has value at grant that can increase with stock price appreciation and decrease with stock price declines. Thus, the Compensation Committee believes that equity grants should motivate management to enhance the value of our common stock.

We do not have a formal policy for issuing equity compensation and do not always grant equity awards on an annual basis. Occasionally, the Compensation Committee awards equity compensation to supplement our executive officers’ compensation to ensure that total compensation is competitive in the marketplace and to align compensation with our long term goals and objectives. No stock-based compensation awards were granted to the named executive officers in 2011.

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

•        Life Insurance Premiums: Life insurance policies, in excess of the standard life insurance plans offered to full-time employees, are offered to the named executive officers.  During 2011, the executive life insurance policies provided coverage up to five times the executive’s annual base salary.  The premiums are fully paid by us.  A policy may, at the executive’s election, be transferred to the executive upon termination of employment.

•        Automobile Allowances: During 2011, each of the named executive officers either used a vehicle leased or owned by us for both business and personal use or received a monthly car allowance in lieu of using a vehicle leased or owned by us.

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

Summary Compensation Table

The following table sets forth all compensation earned by each of the named executive officers for the years ended December 31, 2011, 2010 and 2009. The named executive officers are the Chief Executive Officer and the Chief Financial Officer, and the three other most highly compensated officers who were serving as executive officers at December 31, 2011.

Name and principal position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (5)	Total ($)

Scott N. Greenberg	2011	402,000	20,700	--	--	129,300 (3)	18,098	570,098
Chief Executive Officer	2010	377,125	25,200	--	381,096	74,800 (3)	10,298	868,519
	2009	363,000	15,000	--	--	--	10,510	388,510

Sharon Esposito-Mayer	2011	273,000	29,300	--	--	70,700 (4)	11,658	384,658
Executive Vice President and Chief Financial Officer	2010	258,750	--	--	137,480	75,000 (4)	12,254	483,484
	2009	255,000	15,000	--	--	--	11,440	281,440

Douglas E. Sharp	2011	365,000	17,600	--	--	117,400 (3)	20,519	520,519
President	2010	353,125	27,100	--	333,459	67,900 (3)	16,017	797,601
	2009	350,000	15,000	--	--	--	14,565	379,565

Donald R. Duquette	2011	285,000	46,400	--	--	23,600 (4)	22,162	377,162
Executive Vice President	2010	273,125	--	--	137,480	75,000 (4)	18,774	504,379
	2009	270,000	15,000	--	--	--	17,182	302,182

Karl Baer	2011	273,000	16,500	--	--	68,500 (4)	17,510	375,510
Executive Vice President	2010	265,083	--	--	76,378	60,000 (4)	14,885	416,346
	2009	263,000	6,000	--	--	--	13,786	282,786

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

(3)                Bonus pursuant to Mr. Greenberg’s and Mr. Sharp’s employment agreements. See Compensation Discussion & Analysis.

(4)                Bonus pursuant to the Registrant’s Cash Bonus Plan. See Compensation Discussion & Analysis.

(5)                  All other compensation includes matching contributions under our Retirement Savings Plan, automobile lease payments and/or allowances, and life insurance premiums. A breakdown of these amounts is as follows:

Name	Year	Company Matching Contributions to 401(k) Plan ($)	Automobile Payments or Allowance ($)	Life Insurance Premiums ($)	Total ($)

Scott N. Greenberg	2011 2010 2009	5,712 1,650 2,074	4,163 4,163 3,951	8,223 4,485 4,485	18,098 10,298 10,510
Sharon Esposito-Mayer	2011 2010 2009	2,617 2,616 1,820	6,707 8,150 8,150	2,334 1,488 1,470	11,658 12,254 11,440
Douglas E. Sharp	2011 2010 2009	7,636 3,134 2,608	8,398 8,398 7,472	4,485 4,485 4,485	20,519 16,017 14,565
Donald R. Duquette	2011 2010 2009	6,668 3,604 2,205	8,399 8,398 8,399	7,095 6,772 6,578	22,162 18,774 17,182
Karl Baer	2011 2010 2009	5,699 2,982 1,957	8,181 8,388 8,388	3,630 3,515 3,441	17,510 14,885 13,786

Grants of Plan-Based Awards

The following table sets forth certain information with respect to non-equity incentive plan awards and all other stock awards granted during the year ended December 31, 2011 to our named executive officers:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock	All Other Option	Exercise	Grant
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Awards: Number of Shares of Stock or Units (#)	Awards: Number of Securities Underlying Options (#)	or Base Price of Option Awards ($/Sh)	Date Fair Value of Stock and Option Awards

Scott N. Greenberg	n/a	--	129,300 (1)	201,000 (1)	--	--	--	--
Sharon Esposito-Mayer	n/a	--	70,700 (2)	--	--	--	--	--
Douglas E. Sharp	n/a	--	117,400 (1)	182,500 (1)	--	--	--
Donald R. Duquette	n/a	--	23,600 (2)	--	--	--	--	--
Karl Baer	n/a	--	68,500 (2)	--	--	--	--	--

(1)           The amounts represent the target and maximum bonus payment levels payable pursuant to a formula in Mr. Greenberg’s and Mr. Sharp’s employment agreements.  The formula is based upon EBITDA of GP Strategies and subsidiaries and is capped, for each executive, at 50% of his base salary. The actual bonus payments for 2011 were $150,000 for Mr. Greenberg and $135,000 for Mr. Sharp which are higher than the amounts calculated pursuant to their employment agreements (see Compensation Discussion & Analysis).

(2)           Bonus payments under the Cash Bonus Plan approved by the Compensation Committee (see Compensation Discussion & Analysis). The actual bonus payments for 2011 were $100,000 for Ms. Esposito-Mayer, $70,000 for Mr. Duquette and $85,000 for Mr. Baer which are higher than the amounts calculated pursuant to the Cash Bonus Plan (see Compensation Discussion & Analysis).

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to the value of all unexercised options and/or unvested restricted stock units previously awarded to our named executive officers as of December 31, 2011:

	Option Awards					Stock Awards

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($) (1)

Scott N. Greenberg	94,500 24,000	40,500 96,000	-- --	11.08 7.57	6/26/2013 1/8/2016	5,000 (2)	67,400
Sharon Esposito-Mayer	49,000 9,000 120	21,000 36,000 --	-- -- --	11.08 7.27 3.93	6/26/2013 1/21/2016 12/10/2012	3,333 (2)	44,929
Douglas E. Sharp	80,500 21,000	34,500 84,000	-- --	11.08 7.57	6/26/2013 1/8/2016	4,375 (2)	58,975
Donald R. Duquette	59,500 9,000 120	25,500 36,000 --	-- -- --	11.08 7.27 3.93	6/26/2013 1/21/2016 12/10/2012	3,125 (2)	42,125
Karl Baer	63,000 5,000 120 120	27,000 20,000 -- --	-- -- -- --	11.08 7.27 3.01 3.93	6/26/2013 1/21/2016 2/7/2012 12/10/2012	3,125 (2)	42,125

(1)           Market value is based on the closing market price of our common stock on December 30, 2011 of $13.48 per share.

(2)           Represents unvested stock units granted on November 7, 2008 which vest 25% annually over four years subsequent to the grant date.

Option Exercises and Stock Vested

The table below sets forth the number of shares issued upon option exercises, the value realized on option exercises, the number of shares of restricted stock vested, and the realized value upon vesting of the restricted stock by our named executive officers during fiscal year 2011.

	Option Awards		Stock Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($) (1)
Scott N. Greenberg	--	--	5,000	57,250
Sharon Esposito-Mayer	120	1,256	3,333	38,163
Douglas E. Sharp	120	1,211	4,375	50,094
Donald R. Duquette	120	1,211	3,125	35,781
Karl Baer	120	755	3,125	35,781

(1)           Represents stock units which vested during 2011. Value realized upon vesting is based on the closing market price of our common stock on each vesting date.

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

The discussion and tables below reflect the estimated termination benefits that would be paid or accrue to each of the named executive officers in the event of the following termination scenarios:

o               Termination for Cause – If we terminate the employment of one of the named executives for “cause,” as defined below, such executive would be entitled to unpaid base salary and continuation of benefits through the date of termination only.

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

o               Termination upon disability – We may terminate the employment of a named executive officer in the event of such executive’s incapacity due to extended physical or mental illness. In the case of disability, the affected executive would be entitled to his or her unpaid base salary and continuation of benefits through the date of termination only. If Mr. Greenberg or Mr. Sharp has been absent from his duties on a full-time basis for the entire period of six consecutive months due to physical or mental illness, we may terminate his employment thirty days after giving him notice of termination if he has not returned to the performance of his duties on a full-time basis within those thirty days. If Ms. Esposito-Mayer, Mr. Duquette or Mr. Baer is unable to fully discharge his or her duties for a period of ninety consecutive days due to a serious health condition (as defined in the Family and Medical Leave Act of 1993) and after giving effect to any reasonable accommodation required by law, we may terminate his or her employment as of a date specified in a notice of termination given to such employee.

o               Termination upon death – In the event of death, each of the named executive officers is entitled to his or her full salary through the date of death and we are required to pay his or her spouse or estate the following: for Messrs. Greenberg and Sharp – an amount equal to his full salary for one year after the date of death; and for Ms. Esposito-Mayer, Mr. Duquette or Mr. Baer –  his or her full salary through the end of the calendar month within which termination occurred plus his or her full salary for the following two calendar months, and for purposes of the vesting of any stock units outstanding and unvested as of the date of termination of his or her employment, he or she shall be deemed to have been employed through the remaining period under the employment agreement.

o               Termination without cause, or for “good reason” or “just cause” – If we terminate a named executive officer’s employment without cause or a named executive officer terminates his or her employment for “good reason” or “just cause,” as defined below, then the named executive officer would be entitled to certain compensation discussed in detail below.

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

The amounts shown in the table below assume that the noted triggering events occurred on December 31, 2011 with respect to the five named executive officers. Other relevant assumptions and explanations are provided in the footnotes following the table. The amounts shown reflect only the additional payments or benefits that a named executive officer would have received upon the occurrence of the respective triggering events listed below; they do not include the value of payments or benefits that would have been earned, or any amounts associated with equity awards that would have vested absent the triggering event. As discussed above, none of the named executive officers receive additional compensation in the event of voluntary or involuntary termination for “cause” or in the event of disability.

Potential Post-Employment Payments

Name / Element of Compensation	Termination due to Death	Termination Without Cause or for Good Reason, Excluding Change in Control	Termination due to Change in Control	Termination due to Management Change in Control
Scott N. Greenberg Salary Severance Bonus (4) Stock options Benefits continuation	$402,000 (1) -- -- -- --	-- $1,407,125 (2) 150,000 -- 25,417 (6)	-- $1,407,125 (2) 150,000 1,033,200 (5) 25,417 (6)	-- $938,083 (3) 150,000 1,033,200 (5) 17,214 (7)
Total	$402,000	$1,582,542	$2,615,742	$2,138,497

Sharon Esposito-Mayer Salary Stock units (10) Benefits continuation	$45,500 (8) -- --	$341,250 (9) -- 10,862 (11)	-- $44,929 --	-- $44,929 --
Total	$45,500	$352,112	$44,929	$44,929

Douglas E. Sharp Salary Severance Bonus (4) Stock options Benefits continuation	$365,000 (1) -- -- -- --	-- $1,313,125 (2) 135,000 -- 25,417 (6)	-- $1,313,125 (2) 135,000 896,550 (5) 25,417 (6)	-- 875,417 (3) 135,000 896,550 (5) 8,745 (12)
Total	$365,000	$1,473,542	$2,370,092	$1,915,712

Donald R. Duquette Salary Stock units (10) Benefits continuation	$47,500 (8) -- --	$356,250 (9) -- 10,862 (11)	-- $42,125 --	-- $42,125 --
Total	$47,500	$367,112	$42,125	$42,125

Karl Baer Salary Stock units (10) Benefits continuation	$45,500 (8) -- --	$341,250 (9) -- 10,862 (11)	-- $42,125 --	-- $42,125 --
Total	$45,500	$352,112	$42,125	$42,125

(1)                 Represents one year of current salary as of December 31, 2011.

(2)                 Represents severance payment pursuant to employment agreement which equals the average of his cash compensation for the last three calendar years multiplied by three.

(3)                 Represents severance payment pursuant to employment agreement which equals the average of his cash compensation for the last three calendar years multiplied by two.

(4)                 Represents bonus earned during the year ended December 31, 2011 which would be due to the executive if any of the applicable triggering events occurred on December 31, 2011.

(5)                 Pursuant to Messrs. Greenberg and Sharp’s employment agreements, in the event of a change in control of the Company, they can elect to surrender their outstanding stock options for a cash payment equal to the excess of the fair market value on the termination date of the common stock issuable upon exercise of the options over aggregate exercise price of the options surrendered. The amount included in the table represents the fair value of Messrs. Greenberg and Sharp’s outstanding options as of December 31, 2011 based on the closing price of our common stock on December 30, 2011 of $13.48.

(6)                 Represents an estimate of the incremental cost to the Company for benefits continuation for three years subsequent to termination date.

(7)                 Represents an estimate of the incremental cost to the Company for benefits continuation for two years subsequent to termination date.

(8)                 Represents two full calendar months of current salary as of December 31, 2011.

(9)                 Represents the current salary for fifteen months that would have been paid or accrued if the triggering event occurred as of December 31, 2011.

(10)            Represents the value of the number of stock units deemed to have vested for each triggering event. Value is based on the closing price of our common stock on December 31, 2011 of $13.48.

(11)            Represents an estimate of the incremental cost to the Company for benefits continuation for fifteen months subsequent to the termination date.

(12)            Represents an estimate of the incremental cost to the Company for benefits continuation for one year subsequent to the termination date.

Director Compensation

Our Board of Directors has adopted guidelines for the compensation of our non-employee directors. For the year ended December 31, 2011, our non-employee directors were paid a retainer of $25,000. In addition, the Chairman of the Board received an additional $40,000; the Chairman of the Audit Committee received an additional $15,000; members of the Audit Committee received an additional $5,000; the Chairman of the Compensation Committee received an additional $5,000; and members of the Compensation Committee received an additional $2,500. These annual fees were prorated and paid on a quarterly basis. At the option of the directors, up to one-half of the fees may be paid in shares of our common stock. In addition, we issue shares of our common stock to our non-employee directors on a quarterly basis as additional compensation for their services as a director. During 2011, we issued each non-employee director 900 shares of our common stock per quarter.

In addition to the annual retainers, each non-employee director received $1,500 for each Board meeting attended and $750 for each committee meeting attended, but only if the committee meeting was held on a different date than the Board meeting.

Directors Compensation Table

The following table shows the compensation earned by each individual who served as a director during the year ended December 31, 2011 (excluding Mr. Greenberg, whose compensation as Chief Executive Officer is shown above in the Summary Compensation Table):

Name	Fees earned or paid in cash ($)	Stock awards ($)	All other compensation ($)	Total ($)
Harvey P. Eisen	47,250	79,408	--	126,658
Daniel M. Friedberg (1)	47,500	45,657	--	93,157
Marshall S. Geller	43,500	45,657	--	89,157
Sue W. Kelly	45,000	45,657	--	90,657
Richard C. Pfenniger, Jr.	45,000	45,657	--	90,657
A. Marvin Strait	58,250	45,657	--	103,907
Gene A. Washington	48,250	45,657	--	93,907

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” included in this Form 10-K. Based upon this review and discussion, the Compensation Committee recommended to our Board of Directors that the “Compensation Discussion and Analysis” be included in this Form 10-K/A for the fiscal year ended December 31, 2011 filed with the SEC.

COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

Harvey P. Eisen

Daniel M. Friedberg

Marshall S. Geller

A. Marvin Strait

Gene A. Washington

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of our common stock beneficially owned as of March 31, 2012 by each person who is known by us to beneficially own more than 5% of our outstanding common stock. As of March 31, 2012, there were 18,897,869 shares of our common stock issued and outstanding.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Sagard Capital Partners, L.P. 325 Greenwich Avenue Greenwich, CT 06830	3,367,280 (1)	17.8%

Royce & Associates, LLC 745 Fifth Avenue New York, NY 10151	1,799,200 (2)	9.5%

Manatuck Hill Partners, LLC 1465 Post Road East Westport, CT 06880	1,454,970 (3)	7.7%

Dimensional Fund Advisors LP Palisades West, Building One 6300 Bee Cave Road Austin, TX 78746	1,032,539 (4)	5.5%

(1)	Based on a Form 4 filed by Sagard Capital Partners, L.P. with the SEC on April 2, 2012.

(2)	Based on a Schedule 13G/A filed by Royce & Associates, LLC with the SEC on January 12, 2012.

(3)	Based on a Form 13G/A filed by Manatuck Hill Partners, LLC with the SEC on February 14, 2012.

(4)

Based on a Schedule 13G/A filed by Dimensional Fund Advisors LP (“Dimensional”) with the SEC on February 14, 2012. Dimensional has informed the Company that the shares are owned by advisory clients of Dimensional and that Dimensional disclaims beneficial ownership of such shares.

Security Ownership of Directors and Executive Officers

The following table sets forth, as of March 31, 2012, the beneficial ownership of common stock, by each director, each of the named executive officers, and all directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class (1)

Harvey P. Eisen	45,728		*
Daniel M. Friedberg	3,367,280	(2)	17.8%
Marshall S. Geller	228,778		1.2%
Scott N. Greenberg	282,927	(3)	1.5%
Sue W. Kelly	18,433		*
Richard C. Pfenniger, Jr.	29,377		*
A. Marvin Strait	21,433		*
Gene A. Washington	19,433		*
Douglas E. Sharp	183,180	(4)	1.0%
Sharon Esposito-Mayer	101,308	(4)	*
Donald R. Duquette	97,967	(4)	*
Karl Baer	60,595	(4)	*
Directors and Executive Officers as a group (13 persons)	4,575,764	(5)	23.7%

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

(3)

Includes (i) 142,500 shares of common stock issuable upon exercise of currently exercisable stock options, (ii) 13,768 shares of common stock allocated to Mr. Greenberg’s account pursuant to the provisions of our Retirement Savings Plan and (iii) 4,000 shares of common stock held by members of his family. Mr. Greenberg disclaims beneficial ownership of the 4,000 shares held by members of his family.

(4)

Includes (i) 122,500 shares for Mr. Sharp; 67,120 shares for Ms. Esposito-Mayer; 57,620 shares for Mr. Duquette and 10,120 shares for Mr. Baer, issuable upon exercise of currently exercisable stock options, and (ii) 15,070 shares for Mr. Sharp; 9,311 shares for Ms. Esposito-Mayer; 14,043 shares for Mr. Duquette and 9,204 shares for Mr. Baer allocated pursuant to the provisions of our Retirement Savings Plan.

(5)

Includes (i) 461,380 shares of common stock issuable upon exercise of currently exercisable stock options and (ii) 76,072 shares of common stock allocated to accounts pursuant to the provisions of our Retirement Savings Plan.

Equity Compensation Plan Information as of December 31, 2011

Plan category:
Equity compensation plans not approved by security holders:
(a)	Number of securities to be issued upon exercise of outstanding options	175,970
(b)	Weighted average exercise price of outstanding options	$ 11.75
(c)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in row (a))	-

Equity compensation plans approved by security holders:
(a)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	1,265,400
(b)	Weighted average exercise price of outstanding options, warrants and rights	$ 9.68
(c)	Number of securities remaining available for future issuance under equity compensation plans	1,360,534

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

Related Transactions

Directorships

Certain of our Directors have also served as Directors of NPDC. Scott N. Greenberg is currently a Director of NPDC and was Chief Financial Officer of NPDC until August 2007. Harvey P. Eisen is Chairman of the Board and Chief Executive Officer of NPDC and Managing Member of Bedford Oak Partners L.P. (“Bedford Oak”). Collectively, Mr. Eisen and Bedford Oak beneficially own approximately 41.7% of the issued and outstanding shares of NPDC.

Stock Transfer Agreement

On December 30, 2011, Sagard entered into a Stock Transfer Agreement with Bedford Oak to privately purchase 350,000 shares of our common stock from Bedford Oak for a purchase price of $12.30 per share, or an aggregate purchase price of $4,305,000.  The transaction closed in January 2012. In addition, Sagard purchased an additional 101,478 shares of our common stock in the open market during the year ended December 31, 2011,  As of December 31, 2011, Sagard beneficially owned 3,333,621 shares or 17.8% of our outstanding common stock.

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

Director Independence

Our Board of Directors reviews the independence of its members on an annual basis. No Director will be deemed to be independent unless the Board affirmatively determines that the Director in question has no material relationship with GP Strategies, directly as an officer, stockholder, member or partner of an organization that has a material relationship with GP Strategies. The Board has not adopted any categorical standards of Director independence, however, the Board of Directors employs the standards of independence of the NYSE rules currently in effect in making its determination that a Director qualifies as independent. In its annual review of Director independence, the Board considers all commercial, banking, consulting, legal, accounting, charitable or other business relationships any Director may have with GP Strategies. With regard to Messrs. Eisen and Greenberg, the Board also considered that Mr. Greenberg’s service as a director of NPDC is a legacy of the spin-off of NPDC in 2004, he has not served as an officer of NPDC since 2007, he does not serve on the Compensation Committee of the NPDC board, the Company has been indemnified by NPDC and/or reimbursed for any amounts spent by the Company for NPDC obligations, and there is no on-going business relationship between the Company and NPDC.  As a result of its annual review, the Board of Directors has determined that Harvey P. Eisen, Daniel M. Friedberg, Marshall S. Geller, Sue W. Kelly, Richard C. Pfenniger, Jr., A. Marvin Strait and Gene A. Washington are independent and that Scott N. Greenberg, our Chief Executive Officer, is not independent. We have Nominating/Corporate Governance, Compensation and Audit Committees and based on these standards, all current members of such committees are independent.

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accountant Fees

The following table sets forth the fees billed to us for the years ended December 31, 2011 and 2010 for professional services rendered by our independent registered public accountants, KPMG LLP:

	2011	2010

Audit Fees (1)	$1,010,000	$866,000
Audit-Related Fees (2)	28,000	22,000
Tax Fees (3)	210,000	114,000
All Other Fees	4,000	--
Total	$1,252,000	$1,002,000

(1)    Audit fees for 2011 consisted of $804,000 for the audit of our consolidated financial statements, including quarterly review services, fees with respect to the audit of internal control over financial reporting and SEC reporting matters, $100,000 for the audit of the acquired consulting business of RWD Technologies, and $99,000 for statutory audit services for a foreign subsidiary. Audit fees for 2010 consisted of $780,000 for the audit of our consolidated financial statements and $86,000 for statutory audit services for a foreign subsidiary.

(2)    Audited-related fees for 2011 consisted of the audit of the financial statements of employee benefit plans and consultations regarding financial reporting matters. Audit-related fees for 2010 consisted of the audit of the financial statements of employee benefit plans.

(3)    Tax fees for 2011 and 2010 consisted of fees for tax compliance services, including the preparation of tax returns, and tax consulting services including technical research.

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

A list of the exhibits filed or furnished with this report on Form 10-K/A is provided in the Exhibit Index beginning on page 30 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GP STRATEGIES CORPORATION

Dated: April 30, 2012

	By:	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

/s/ Sharon Esposito-Mayer
Sharon Esposito-Mayer
Executive Vice President and Chief Financial Officer

Exhibit Index

Index No.

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

* Filed herewith