Form 10-Q
period 2012-03-31
GP STRATEGIES CORP
filed 2012-05-03
CIK 70415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock as of April 30, 2012 was as follows:

Class	Outstanding
Common Stock, par value $.01 per share	18,906,364 shares

Part I. Financial Information

Item 1. Financial Statements

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31,
	2012	December 31,
	(Unaudited)	2011
Assets
Current assets:
Cash and cash equivalents	$8,261	$4,151
Accounts and other receivables, less allowance for doubtful accounts of $974 in 2012 and $1,015 in 2011	61,985	67,134
Costs and estimated earnings in excess of billings on uncompleted contracts	20,126	15,576
Prepaid expenses and other current assets	9,887	8,863
Total current assets	100,259	95,724
Property, plant and equipment	17,894	16,793
Accumulated depreciation	(11,990)	(11,231)
Property, plant and equipment, net	5,904	5,562
Goodwill	93,961	93,338
Intangible assets, net	14,296	15,122
Other assets	1,932	1,830
	$216,352	$211,576
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$41,024	$42,500
Billings in excess of costs and estimated earnings on uncompleted contracts	17,606	17,266
Total current liabilities	58,630	59,766

Other noncurrent liabilities	7,987	8,416
Total liabilities	66,617	68,182

Stockholders’ equity:
Common stock, par value $0.01 per share	189	188
Additional paid-in capital	166,006	165,519
Accumulated deficit	(14,349)	(18,733)
Treasury stock at cost	—	(358)
Accumulated other comprehensive loss	(2,111)	(3,222)
Total stockholders’ equity	149,735	143,394
	$216,352	$211,576

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months ended
	March 31,
	2012	2011
Revenue	$93,605	$64,293
Cost of revenue	77,993	53,501
Gross profit	15,612	10,792
Selling, general and administrative expenses	8,288	6,748
Gain (loss) on change in fair value of contingent consideration, net	(40)	246
Operating income	7,284	4,290
Interest expense	40	33
Other income	90	181
Income before income tax expense	7,334	4,438
Income tax expense	2,950	1,848
Net income	$4,384	$2,590

Basic weighted average shares outstanding	18,830	18,724
Diluted weighted average shares outstanding	19,188	18,892

Per common share data:
Basic earnings per share	$0.23	$0.14
Diluted earnings per share	$0.23	$0.14

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three months ended
	March 31,
	2012	2011
Net income	$4,384	$2,590
Foreign currency translation adjustments	1,111	580
Comprehensive income	$5,495	$3,170

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Three months ended March 31, 2012 and 2011

(Unaudited, in thousands)

	2012	2011
Cash flows from operating activities:
Net income	$4,384	$2,590
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on change in fair value of contingent consideration, net	40	(246)
Depreciation and amortization	1,858	1,066
Deferred income taxes	47	(70)
Non-cash compensation expense	973	653
Changes in other operating items:
Accounts and other receivables	5,149	(239)
Costs and estimated earnings in excess of billings on uncompleted contracts	(4,550)	(360)
Prepaid expenses and other current assets	(1,454)	(1,393)
Accounts payable and accrued expenses	1,094	211
Billings in excess of costs and estimated earnings on uncompleted contracts	340	434
Contingent consideration payments in excess of fair value on acquisition date	(602)	—
Other	(316)	(270)
Net cash provided by operating activities	6,963	2,376

Cash flows from investing activities:
Additions to property, plant and equipment	(925)	(758)
Acquisitions, net of cash acquired	—	(1,486)
Net cash used in investing activities	(925)	(2,244)

Cash flows from financing activities:
Change in negative cash book balances	(1,004)	(5)
Contingent consideration payments	(835)	—
Proceeds from stock option exercises	9	231
Other financing activities	(236)	(50)
Net cash provided by (used in) financing activities	(2,066)	176

Effect of exchange rate changes on cash and cash equivalents	138	149
Net increase in cash and cash equivalents	4,110	457
Cash and cash equivalents at beginning of period	4,151	28,902
Cash and cash equivalents at end of period	$8,261	$29,359

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(Unaudited)

(1)                     Basis of Presentation

GP Strategies Corporation is a global performance improvement solutions provider of sales and technical training, e-Learning solutions, management consulting and engineering services. On December 31, 2011, GP Strategies Corporation merged with and into its sole operating subsidiary General Physics Corporation (“General Physics”), eliminating the previous holding company structure. General Physics, which was established in 1966, was the surviving legal corporation in the merger and was renamed GP Strategies Corporation when the merger became effective. Following the merger, the financial position, business operations, state of incorporation, directors, executive officers and management of the newly combined company were substantially identical to those of GP Strategies Corporation before the merger.  References in this report to “GP Strategies,” the “Company,” “we” and “our” are to GP Strategies Corporation and its subsidiaries.

The accompanying condensed consolidated balance sheet as of March 31, 2012 and the condensed consolidated statements of operations and cash flows for the three months ended March 31, 2012 and 2011 have not been audited, but have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011, as presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2012 interim period are not necessarily indicative of results to be expected for the entire year. Certain prior year amounts have been reclassified to conform to current year presentation.

The condensed consolidated financial statements include the operations of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

(2)                     Accounting Standard Adopted

In June 2011, the Financial Accounting Standards Board issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The previous option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. Although the new standard changed the presentation of comprehensive income, there were no changes to the components that are recognized in net income or other comprehensive income under existing guidance. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and will be applied retrospectively. We adopted ASU 2011-05 in the first quarter of 2012 and have included two separate, but consecutive statements of operations and comprehensive income in this report. The adoption of ASU 2011-05 changed our financial statement presentation of comprehensive income but did not impact our net income, financial position or cash flows.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(Unaudited)

(3)                     Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in the automotive sector and in prior years had a concentration of revenue from General Motors Corporation and its affiliates and successor (“General Motors”). Revenue from the automotive industry accounted for approximately 14% and 18% of our consolidated revenue for the three months ended March 31, 2012 and 2011, respectively, and revenue from General Motors accounted for approximately 7% and 11%, respectively, of our consolidated revenue for the three months ended March 31, 2012 and 2011. No other customer accounted for more than 10% of our revenue in the first quarter of 2012 or accounts receivable as of March 31, 2012.

For the three months ended March 31, 2012 and 2011, sales to the United States government and its agencies represented approximately 14% and 19%, respectively, of our consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by us as separate customers.

(4)                     Earnings Per Share

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

	March 31,
	2012	2011
	(In thousands)
Non-dilutive instruments	151	40

Dilutive common stock equivalents	358	168

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(Unaudited)

(5)                     Acquisitions

Contingent Consideration

Accounting Standards Codification (“ASC”) Topic 805 requires that contingent consideration be recognized at fair value on the acquisition date and be re-measured each reporting period with subsequent adjustments recognized in the consolidated statement of operations. We estimate the fair value of contingent consideration liabilities based on financial projections of the acquired companies and estimated probabilities of achievement and discount the liabilities to present value using a weighted-average cost of capital. Contingent consideration is valued using significant inputs that are not observable in the market which are defined as Level 3 inputs pursuant to fair value measurement accounting. We believe our estimates and assumptions are reasonable; however, there is significant judgment involved. At each reporting date, the contingent consideration obligation is revalued to estimated fair value, and changes in fair value subsequent to the acquisitions are reflected in income or expense in the consolidated statements of operations, and could cause a material impact to, and volatility in, our operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria.

Below is a summary of the potential contingent consideration we may be required to pay in connection with completed acquisitions as of March 31, 2012 (dollars in thousands):

	Original range
	of potential	As of March 31, 2012
	undiscounted	Maximum contingent consideration due in
Acquisition:	payments	2012	2013	2014	Total
Milsom	$0 - $3,600	$—	$1,199	$—	$1,199
Option Six	$0 - $2,000	200	—	—	200
Marton House	$0 - $3,837	1,279	1,279	—	2,558
Bath Consulting	$0 - $2,437	352	879	1,087	2,318
Academy of Training	$0 - $160	160	—	—	160
Communication Consulting	$0 - $700	—	300	—	300
Other		416	—	—	416
Total		$2,407	$3,657	$1,087	$7,151

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(Unaudited)

Below is a summary of the changes in the recorded amount of contingent consideration liabilities from December 31, 2011 to March 31, 2012 for each acquisition (dollars in thousands):

			Change in
		2012	Fair Value of	Foreign
	Liability as of	Additions	Contingent	Currency	Liability as of
Acquisition:	Dec. 31, 2011	(Payments)	Consideration	Translation	Mar. 31, 2012
Milsom	$682	(437)	66	11	$322
Option Six	800	(800)	—	—	—
Marton House	311	—	(318)	7	—
Bath Consulting	1,197	—	288	44	1,529
Academy of Training	49	—	—	1	50
Communication Consulting	239	(200)	4	1	44
Total	$3,278	(1,437)	40	64	$1,945

As of March 31, 2012 and December 31, 2011, contingent consideration included in accounts payable totaled $1,389,000 and $2,539,000, respectively. As of March 31, 2012 and December 31, 2011, we also had accrued contingent consideration totaling $556,000 and $739,000, respectively, related to acquisitions which is included in other long-term liabilities on the consolidated balance sheet and represents the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(Unaudited)

(6)                     Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable business segment for the three months ended March 31, 2012 were as follows (in thousands):

		Professional
	Learning	& Technical			Energy
	Solutions	Services	Sandy	RWD	Services	Total
Net book value at December 31, 2011
Goodwill	$47,149	$37,480	$6,161	$9,795	$8,170	$108,755
Accumulated impairment losses	(2,079)	(7,830)	(5,508)	—	—	(15,417)
Total	45,070	29,650	653	9,795	8,170	93,338
Foreign currency translation	615	8	—	—	—	623
Net book value at March 31, 2012
Goodwill	47,764	37,488	6,161	9,795	8,170	109,378
Accumulated impairment losses	(2,079)	(7,830)	(5,508)	—	—	(15,417)
Total	$45,685	$29,658	$653	$9,795	$8,170	$93,961

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2012

(Unaudited)

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

	Gross Carrying	Accumulated	Net Carrying
March 31, 2012	Amount	Amortization	Amount
Customer relationships	$20,405	$(7,138)	$13,267
Tradenames	791	(363)	428
Software and other	1,596	(995)	601
	$22,792	$(8,496)	$14,296

December 31, 2011
Customer relationships	$20,154	$(6,229)	$13,925
Tradenames	791	(280)	511
Contract backlog	374	(367)	7
Software and other	1,589	(910)	679
	$22,908	$(7,786)	$15,122

(7)                Stock-Based Compensation

We recognize compensation expense for stock-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Three months ended March 31,
	2012	2011
Non-qualified stock options	$231	$190
Restricted stock units	125	129
Board of Directors stock grants	125	100
Total stock-based compensation expense	$481	$419

Pursuant to our 2011 Stock Incentive Plan (the “2011 Plan”), we may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of our common stock to officers, employees or members of the Board of Directors. The 2011 Plan replaced the 1973 Non-Qualified Stock Option Plan, as amended, and the 2003 Incentive Stock Plan (the “Prior Plans”). No new awards will be made under the Prior Plans and outstanding awards will remain outstanding under the Prior Plans until settled. As of March 31, 2012, we had non-qualified stock options and restricted stock units outstanding under these plans as discussed below.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2012
(Unaudited)

Non-Qualified Stock Options

Summarized information for our non-qualified stock options is as follows:

			Weighted
			average
			remaining
		Weighted	contractual	Aggregate
	Number of	average	term	intrinsic
Stock Options	options	exercise price	(in years)	value
Outstanding at December 31, 2011	1,441,370	$9.93
Granted	18,500	15.25
Exercised	(185,080)	10.67
Forfeited	(6,000)	13.17
Expired	(9,380)	3.03
Outstanding at March 31, 2012	1,259,410	$9.93	2.72	$9,528,000
Stock options expected to vest	1,219,860	$9.99	2.66	$9,158,000
Exercisable at March 31, 2012	557,410	$9.75	2.03	$4,321,000

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

	Three	Weighted
	months ended	average
	March 31,	grant date
	2012	fair value
	(In shares)	(In dollars)
Outstanding and unvested, beginning of period	102,967	$6.43
Granted	6,000	15.25
Vested	(12,560)	9.01
Forfeited	(812)	6.00
Outstanding and unvested, end of period	95,595	$6.65
Restricted stock units expected to vest	89,380	$7.06

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2012
(Unaudited)

(8)                     Short-Term Borrowings

As of March 31, 2012, we had a $35 million Financing and Security Agreement (the “Credit Agreement”) with a bank that was due to expire on October 31, 2013. The maximum interest rate on borrowings under the Credit Agreement is the daily LIBOR market index rate plus 2.25%. Based upon our financial performance, the interest rate can be reduced. For the three months ended March 31, 2012, the rate was LIBOR plus 1.0%. The Credit Agreement contains covenants with respect to our minimum tangible net worth, total liabilities to tangible net worth ratio and interest coverage ratio. We were in compliance with all loan covenants under the Credit Agreement as of March 31, 2012. As of March 31, 2012, there were no borrowings outstanding and $34,542,000 of available borrowings under the Credit Agreement.

On April 30, 2012, we entered into a Third Amended and Restated Financing and Security Agreement (the “Amended Credit Agreement”) for a maximum principal amount of $50,000,000 with a provision to increase to $75,000,000 upon lender approval. The Amended Credit Agreement expires on October 31, 2014 and is secured by certain of our assets. The maximum interest rate on borrowings under the Amended Credit Agreement is the daily LIBOR market index rate plus 2.25%. Based upon our financial performance, the interest rate can be reduced to a minimum of LIBOR plus 1.0%. The Amended Credit Agreement contains covenants with respect to our minimum tangible net worth, total liabilities to tangible net worth ratio and cash flow to debt service ratio.

(9)                     Income Taxes

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

As of March 31, 2012, we had $1,418,000 of unrecognized tax benefits, all of which would favorably impact the effective tax rate if recognized. We expect that the liability for unrecognized tax benefits will decrease by $1,418,000 during the year ended December 31, 2012 as the tax position relates to a period that will be outside the applicable statute of limitations in 2012. For the three months ended March 31, 2012 and 2011, we recognized $12,000 and $18,000, respectively, of interest expense related to these tax positions which is reflected as income tax expense in the consolidated statements of operations. As of March 31, 2012, we had $172,000 of accrued interest related to these tax positions. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examination by tax authorities for years prior to 2002.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2012
(Unaudited)

(10)              Stockholders’ Equity

Changes in stockholders’ equity during the three months ended March 31, 2012 were as follows (in thousands):

					Accumulated
		Additional		Treasury	other	Total
	Common	paid-in	Accumulated	stock	comprehensive	stockholders’
	stock	capital	deficit	at cost	loss	equity
Balance at December 31, 2011	$188	$165,519	$(18,733)	$(358)	$(3,222)	$143,394
Net income	—	—	4,384	—	—	4,384
Other comprehensive income	—	—	—	—	1,111	1,111
Stock-based compensation	—	481	—	—	—	481
Other	1	6	—	358	—	365
Balance at March 31, 2012	$189	$166,006	$(14,349)	$—	$(2,111)	$149,735

(11)              Business Segments

As of March 31, 2012, we operated through five reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing, (iv) RWD, and (iv) Energy Services. Our Learning Solutions segment represents an aggregation of two operating groups in accordance with the aggregation criteria in U.S. GAAP, while all of the other reportable segments each represent one operating segment. We are organized by operating group primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

Further information regarding our business segments is discussed below.

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

March 31, 2012
(Unaudited)

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

We do not allocate the following corporate items to the segments: other income, interest expense, gain (loss) on change in fair value of contingent consideration and income tax expense.  Inter-segment revenue is eliminated in consolidation and is not significant.

Prior to the merger of GP Strategies Corporation and General Physics on December 31, 2011, we did not allocate certain corporate selling, general and administrative (SG&A) expenses to our operating segments. After the merger, we began allocating these costs to the operating segments on a consistent basis as other SG&A expenses. As a result, we have reclassified the prior period operating income by segment amounts below to allocate the corporate SG&A expenses that were previously not allocated.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2012
(Unaudited)

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income tax expense (in thousands):

	Three months ended
	March 31,
	2012	2011
Revenue:
Learning Solutions	$35,904	$29,995
Professional & Technical Services	24,450	17,261
Sandy Training & Marketing	13,322	11,136
RWD	13,831	—
Energy Services	6,098	5,901
	$93,605	$64,293
Operating income:
Learning Solutions	$3,546	$1,668
Professional & Technical Services	1,561	923
Sandy Training & Marketing	303	300
RWD	245	—
Energy Services	1,669	1,153
Gain (loss) on change in fair value of contingent consideration, net	(40)	246
Operating income	7,284	4,290

Interest expense	40	33
Other income	90	181
Income before income tax expense	$7,334	$4,438

(12)              Subsequent Events

On April 30, 2012, we entered into an Amended Credit Agreement with our lender for a maximum principal amount of $50,000,000 with a provision to increase to $75,000,000 upon lender approval. See Note 8 for further details.

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

As of March 31, 2012, we operated through five reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing (“Sandy”), (iv) RWD, and (v) Energy Services. Our Learning Solutions segment represents an aggregation of two operating groups in accordance with the aggregation criteria in U.S. GAAP, while all of the other reportable segments each represent one operating segment. We are organized by operating group, primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

Further information regarding each business segment is discussed below.

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

Operating Highlights

Three Months ended March 31, 2012 compared to the Three Months ended March 31, 2011

For the three months ended March 31, 2012, we had income before income tax expense of $7.3 million compared to $4.4 million for the three months ended March 31, 2011.  The increase was primarily due to a $3.0 million increase in operating income, the components of which are discussed below.  Net income was $4.4 million, or $0.23 per diluted share, for the three months ended March 31, 2012, compared to net income of $2.6 million, or $0.14 per diluted share, for the three months ended March 31, 2011. During the three months ended March 31, 2012, diluted weighted average shares outstanding increased by 296,000 to 19,188,000 shares outstanding compared to 18,892,000 shares for the same period in 2011, primarily due to the issuance of shares for stock-based compensation and the effect of the increase in our stock price compared to the prior year on the results of the calculation of diluted weighted average shares outstanding.

Revenue

(Dollars in thousands)

	Three months ended
	March 31,
	2012	2011

Learning Solutions	$35,904	$29,995
Professional & Technical Services	24,450	17,261
Sandy Training & Marketing	13,322	11,136
RWD	13,831	—
Energy Services	6,098	5,901
	$93,605	$64,293

Learning Solutions revenue increased $5.9 million or 19.7% during the first quarter of 2012 compared to the first quarter of 2011. The increase in revenue is due to the following:

•                  A $3.4 million increase in revenue from our Europe operations primarily attributable to acquisitions completed in the United Kingdom during 2011 which contributed $3.2 million of revenue during the first quarter of 2012; and

•                  A $2.5 million increase in e-Learning and BPO revenue primarily due to an increase in services for both new and existing U.S. customers during the first quarter of 2012 compared to the first quarter of 2011.

Professional & Technical Services revenue increased $7.2 million or 41.6% during the first quarter of 2012 compared to the first quarter of 2011. The net increase in revenue is due to the following:

•                  A $2.8 million increase in revenue attributable to the acquired RWD business units which are included in this segment, as the acquisition was completed in April 2011;

•                  A $2.3 million increase relating to construction projects for liquefied natural gas (LNG) fueling station facilities; and

•                  A $2.1 million net increase in revenue due to an increase in lean consulting and technical training services for various customers, primarily in the manufacturing, steel and pharmaceutical industries.

Sandy Training & Marketing revenue increased $2.2 million or 19.6% during the first quarter of 2012 compared to the first quarter of 2011. Approximately $1.1 million of the increase is attributable to the automotive business unit of RWD which is now included in this segment as a result of the acquisition in April 2011. The remainder of the revenue increase is primarily attributable to increased vehicle training programs for existing automotive customers during the first quarter of 2012 compared to the first quarter of 2011.

Revenue attributable to the RWD segment totaled $13.8 million for the three months ended March 31, 2012. A portion of the business acquired on April 15, 2011 constitutes a separate reportable segment, and certain other business units of RWD are included in the Professional & Technical Services and Sandy segments. Revenue attributable to the RWD acquisition among all segments totaled $17.7 million for the three months ended March 31, 2012.

Energy Services revenue increased $0.2 million or 3.3% during the first quarter of 2012 compared to the first quarter of 2011 primarily due to an increase in EtaProTM software sales and related services.

Gross Profit

(Dollars in thousands)

	Three months ended
	March 31,
	2012		2011
		% Revenue		% Revenue
Learning Solutions	$6,845	19.1%	$4,852	16.2%
Professional & Technical Services	3,569	14.6%	2,640	15.3%
Sandy Training & Marketing	1,542	11.6%	1,588	14.3%
RWD	1,575	11.4%	—	—
Energy Services	2,081	34.1%	1,712	29.0%
	$15,612	16.7%	$10,792	16.8%

Learning Solutions gross profit of $6.8 million or 19.1% of revenue for the first quarter of 2012 increased by $2.0 million or 41.1% when compared to gross profit of $4.9 million or 16.2% of revenue for the first quarter of 2011. Approximately $1.5 million of the increase in gross profit is attributable to the acquisitions we completed in the United Kingdom in 2011. The remainder of the increase in gross profit is due to the increased e-Learning and BPO revenue noted above. In addition, gross profit as a percentage of revenue improved due to the acquired UK businesses being more profitable than the existing businesses in this segment.

Professional & Technical Services gross profit of $3.6 million or 14.6% of revenue for the first quarter of 2012 increased by $0.9 million or 35.2% when compared to gross profit of $2.6 million or 15.3% of revenue for the first quarter of 2011. Approximately $0.4 million of the increase in gross profit is attributable to the acquired RWD business units which are included in this segment. The remainder of the increase in gross profit is due to the revenue increases noted above. Despite the net revenue increase in this segment, gross profit as a percentage of revenue declined slightly due to reduced profit margins on certain government projects during the first quarter of 2012 compared to the first quarter of 2011.

Sandy Training and Marketing gross profit of $1.5 million or 11.6% of revenue for the first quarter of 2012 decreased slightly from $1.6 million or 14.3% of revenue for the first quarter of 2011. The decrease in gross profit is primarily due to the completion of certain higher margin fixed price projects in 2011.

Gross profit attributable to the RWD segment totaled $1.6 million, or 11.4% of revenue, for the three months ended March 31, 2012.

Energy Services gross profit of $2.1 million or 34.1% of revenue for the first quarter of 2012 increased by $0.4 million or 21.6% when compared to gross profit of $1.7 million or 29.0% of revenue for the first quarter of 2011 primarily due to an increase in higher margin EtaProTM software sales and related services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.5 million or 22.8% from $6.7 million for the first quarter of 2011 to $8.3 million for the first quarter of 2012.  The increase is primarily due to the acquisitions we completed in 2011 which resulted in a $0.9 million increase in labor and benefits expense, a $0.5 million increase in intangible asset amortization expense and increases in other various costs such as IT infrastructure, software, accounting, business insurance and depreciation during the first quarter of 2012 compared to the first quarter of 2011. The increase in SG&A expenses was partially offset by a net $0.4 million decrease in legal expenses related to the completion of acquisitions in 2011.

Change in Fair Value of Contingent Consideration

We recognized a net loss on the change in fair value of contingent consideration related to acquisitions of less than $0.1 million for the three months ended March 31, 2012 compared to a net gain of $0.2 million for the three months ended March 31, 2011.  Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“Topic 805”) requires that contingent consideration be recognized at fair value on the acquisition date and be re-measured each reporting period with subsequent adjustments recognized in the consolidated statement of operations. We estimate the fair value of contingent consideration liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. We believe our estimates and assumptions are reasonable; however, there is significant judgment involved. At each reporting date, the contingent consideration obligation will be revalued to estimated fair value and changes in fair value subsequent to the acquisitions will be reflected in income or expense in the consolidated statements of operations, and could cause a material impact to, and volatility in, our operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. See Note 5 to the Condensed Consolidated Financial Statements for further details regarding the potential contingent consideration payments and the changes in fair value of the related liabilities for each acquisition during the three months ended March 31, 2012.

Interest Expense

Interest expense was consistent at less than $0.1 million for the first quarters of both 2012 and 2011.

Other Income

Other income was $0.1 million for the first quarter of 2012 compared to $0.2 million for the first quarter of 2011 and consisted primarily of income from a joint venture and foreign currency gains and losses in both years.

Income Tax Expense

Income tax expense was $3.0 million for the first quarter of 2012 compared to $1.8 million for the first quarter of 2011. The effective income tax rate was 40.2% and 41.6% for the three months ended March 31, 2012 and 2011, respectively. The increase in income tax expense and decrease in the effective income tax rate is due to an increase in pre-tax income for the first quarter of 2012 compared to the first quarter of 2011 and a larger portion of our 2012 income expected to be derived from foreign jurisdictions which are taxed at lower rates.  Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the federal, state and foreign statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Liquidity and Capital Resources

Working Capital

For the quarter ended March 31, 2012, our working capital increased $5.7 million from $36.0 million at December 31, 2011 to $41.6 million at March 31, 2012 primarily due to cash generated from operations.  As of March 31, 2012, we had no long-term debt or short-term borrowings outstanding. We believe that cash generated from operations and borrowings available under our Credit Agreement ($34.5 million of available borrowings as of March 31, 2012), will be sufficient to fund our working capital and other requirements for at least the next twelve months.

As of March 31, 2012, the amount of cash and cash equivalents held outside of the U.S. by foreign subsidiaries was $7.9 million. At the present time, we do not anticipate repatriating these balances to fund domestic operations. We would be required to accrue for and pay taxes in the U.S. in the event we decided to repatriate these funds.

We may be required to pay the following contingent consideration in connection with acquisitions we previously completed (dollars in thousands):

	As of March 31, 2012				Recorded
	Maximum potential contingent consideration due in				Liability as of
Acquisition:	2012	2013	2014	Total	Mar. 31, 2012
Milsom	$—	$1,199	$—	$1,199	$322
Option Six	200	—	—	200	—
Marton House	1,279	1,279	—	2,558	—
Bath Consulting	352	879	1,087	2,318	1,529
Academy of Training	160	—	—	160	50
Communication Consulting	—	300	—	300	44
Other	416	—	—	416	—
Total	$2,407	$3,657	$1,087	$7,151	$1,945

Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in the automotive sector and in prior years had a concentration of revenue from General Motors Corporation and its affiliates and successor (“General Motors”). Revenue from the automotive industry accounted for approximately 14% and 18% of our consolidated revenue for the three months ended March 31, 2012 and 2011, respectively, and revenue from General Motors accounted for approximately 7% and 11%, respectively, of our consolidated revenue for the three months ended March 31, 2012 and 2011. No other customer accounted for more than 10% of our revenue in the first quarter of 2012 or accounts receivable as of March 31, 2012.

For the three months ended March 31, 2012 and 2011, sales to the United States government and its agencies represented approximately 14% and 19%, respectively, of our consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by us as separate customers.

Cash Flows

Three months ended March 31, 2012 compared to the Three Months ended March 31, 2011

Our cash balance increased $4.1 million during the first quarter of 2012 from $4.2 million as of December 31, 2011 to $8.3 million as of March 31, 2012. The increase in cash and cash equivalents during the first quarter of 2012 resulted from cash provided by operating activities of $7.0 million, cash used in investing activities of $0.9 million, cash used in financing activities of $2.1 million and a $0.1 million positive effect due to exchange rate changes on cash and cash equivalents.

Cash provided by operating activities was $7.0 million for the first quarter of 2012 compared to $2.4 million for the first quarter of 2011.  The increase in cash provided by operating activities compared to the prior year is due to a $1.8 million increase in net income, an increase in non-cash add backs to net income including an $0.8 million increase in depreciation and amortization expense, and favorable changes in working capital items during the first quarter of 2012 compared to the first quarter of 2011, largely due to a decrease in net receivables during the first quarter of 2012.

Cash used in investing activities was $0.9 million for the first quarter of 2012 compared to $2.2 million for the first quarter of 2011. The decrease in cash used in investing activities is primarily due to no cash used for acquisitions during the first quarter of 2012 compared to $1.5 million of cash used for acquisitions during the first quarter of 2011. Fixed asset additions were $0.9 million for the first quarter of 2012 compared to $0.8 million for the first quarter of 2011.

Cash used in financing activities was $2.1 million for the first quarter of 2012 compared to cash provided by financing activities of $0.2 million for the first quarter of 2011.  The increase in cash used in financing activities is primarily due to a $1.0 million increase in the change in negative cash book balance during the first quarter of 2012 and $0.8 million of contingent consideration payments during the first quarter of 2012 for previously completed acquisitions.

Short-term Borrowings

As of March 31, 2012, we had a $35 million Credit Agreement with a bank that was due to expire on October 31, 2013. The maximum interest rate on borrowings under the Credit Agreement is at the daily LIBOR Market Index Rate plus 2.25%. Based upon our financial performance, the interest rate can be reduced. As of March 31, 2012, the rate was LIBOR plus 1.0%.  The Credit Agreement contains covenants which require us to maintain a minimum tangible net worth of no less than $30.0 million, a total liabilities to tangible net worth ratio of no more than 3.0 to 1.0, and an interest coverage ratio of no less than 5.0 to 1.0. As of March 31, 2012, our tangible net worth was $41.5 million, our total liabilities to tangible net worth ratio was 1.61 to 1.0 and our interest coverage ratio was 187.4 to 1.0, all of which were in compliance with the Credit Agreement. As of March 31, 2012, there were no borrowings outstanding and $34.5 million of available borrowings under the Credit Agreement.

On April 30, 2012, we entered into a Third Amended and Restated Financing and Security Agreement (the “Amended Credit Agreement”) for a maximum principal amount of $50 million with a provision to increase to $75 million upon lender approval. The Amended Credit Agreement expires on October 31, 2014 and is secured by certain of our assets. The maximum interest rate on borrowings under the Amended Credit Agreement is the daily LIBOR market index rate plus 2.25%. Based upon our financial performance, the interest rate can be reduced to a minimum of LIBOR plus 1.0%. The Amended Credit Agreement contains covenants with respect to our minimum tangible net worth, total liabilities to tangible net worth ratio and cash flow to debt service ratio.

Accounting Standard Adopted

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The previous option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. Although the new standard changed the presentation of comprehensive income, there were no changes to the components that are recognized in net income or other comprehensive income under existing guidance. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and will be applied retrospectively. We adopted ASU 2011-05 in the first quarter of 2012 and have included two separate, but consecutive statements of operations and comprehensive income in this report. The adoption of ASU 2011-05 changed our financial statement presentation of comprehensive income but did not impact our net income, financial position or cash flows.

Off-Balance Sheet Commitments

As of March 31, 2012, we do not have any off-balance sheet commitments except for operating leases and letters of credit entered into in the normal course of business.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward looking statements.  Forward—looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results.  We use words such as “expects,” “intends,” “believes,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “plans” and similar expressions to indicate forward-looking statements, but their absence does not mean a statement is not forward-looking. Because these forward-looking statements are based upon management’s expectations and assumptions and are subject to risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, those factors set forth Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and those other risks and uncertainties detailed in our periodic reports and registration statements filed with the Securities and Exchange Commission.  We caution that these risk factors may not be exhaustive.  We operate in a continually changing business environment, and new risk factors emerge from time to time.  We cannot predict these new risk factors, nor can we assess the effect, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ from those expressed or implied by these forward-looking statements.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Internal Control Over Financial Reporting

During the quarter ended March 31, 2012, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d—15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

None.

Item 1A.        Risk Factors

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company’s share repurchase activity for the three months ended March 31, 2012:

	Issuer Purchases of Equity Securities
				Total number	Approximate
				of shares	dollar value of
	Total number		Average	purchased as	shares that may yet
	of shares		price paid	part of publicly	be purchased under
Month	purchased		per share	announced program	the program (2)
January 1-31, 2012	3,287	(1)	13.73	—	$4,492,000
February 1-29, 2012	—			—	$4,492,000
March 1-31, 2012	139,630	(1)	$17.11	—	$4,492,000

(1)

Shares surrendered by employees to satisfy tax withholding obligations on restricted stock units which vested and shares surrendered to exercise stock options and satisfy the related tax withholding obligations during the first quarter of 2012.

(2)

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market subject to prevailing business and market conditions and other factors. There is no expiration date for the repurchase program. We did not repurchase any shares of our common stock during the quarter ended March 31, 2012.

Item 6.           Exhibits

10.1          Third Amended and Restated Financing and Security Agreement, dated April 30, 2012, by and between GP Strategies Corporation as Borrower and Wells Fargo Bank, National Association, as Lender. *

31.1          Certification of Chief Executive Officer of the Company dated May 3, 2012 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

31.2          Certification of Executive Vice President and Chief Financial Officer of the Company dated May 3, 2012 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

32.1          Certification of Chief Executive Officer and Chief Financial Officer of the Company dated May 3, 2012 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101                                 The following materials from GP Strategies Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements. *

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GP STRATEGIES CORPORATION

May 3, 2012	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

/s/ Sharon Esposito-Mayer
Sharon Esposito-Mayer
Executive Vice President and Chief Financial Officer