Form 10-Q
period 2012-06-30
GP STRATEGIES CORP
filed 2012-08-02
CIK 70415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

 For the quarterly period ended June 30, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes   ☐ No   ☒

The number of shares outstanding of the registrant’s common stock as of July 27, 2012 was as follows:

Class	Outstanding
Common Stock, par value $.01 per share	18,938,585 shares

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	June 30,
	2012	December 31,
	(Unaudited)	2011
Assets
Current assets:
Cash and cash equivalents	$7,499	$4,151
Accounts and other receivables, less allowance for doubtful accounts of $1,235 in 2012 and $1,015 in 2011	70,805	67,134
Costs and estimated earnings in excess of billings on uncompleted contracts	24,537	15,576
Prepaid expenses and other current assets	10,157	8,863
Total current assets	112,998	95,724
Property, plant and equipment	18,369	16,793
Accumulated depreciation	(12,581)	(11,231)
Property, plant and equipment, net	5,788	5,562
Goodwill	96,022	93,338
Intangible assets, net	13,575	15,122
Other assets	1,819	1,830
	$230,202	$211,576
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$1,988	$—
Accounts payable and accrued expenses	47,348	42,500
Billings in excess of costs and estimated earnings on uncompleted contracts	16,404	17,266
Total current liabilities	65,740	59,766
Other noncurrent liabilities	9,038	8,416
Total liabilities	74,778	68,182

Stockholders’ equity:
Common stock, par value $0.01 per share	189	188
Additional paid-in capital	166,950	165,519
Accumulated deficit	(8,365)	(18,733)
Treasury stock at cost	(317)	(358)
Accumulated other comprehensive loss	(3,033)	(3,222)
Total stockholders’ equity	155,424	143,394
	$230,202	$211,576

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue	$102,311	$86,034	$195,916	$150,327
Cost of revenue	83,306	71,323	161,299	124,824
Gross profit	19,005	14,711	34,617	25,503
Selling, general and administrative expenses	9,042	7,863	17,330	14,611
Gain on reversal of deferred rent liability	—	1,041	—	1,041
Gain (loss) on change in fair value of contingent consideration, net	(31)	(43)	(71)	203
Operating income	9,932	7,846	17,216	12,136
Interest expense	60	65	100	98
Other income	100	160	190	341
Income before income tax expense	9,972	7,941	17,306	12,379
Income tax expense	3,988	3,230	6,938	5,078
Net income	$5,984	$4,711	$10,368	$7,301

Basic weighted average shares outstanding	18,898	18,776	18,864	18,750
Diluted weighted average shares outstanding	19,250	19,049	19,219	18,971

Per common share data:
Basic earnings per share	$0.32	$0.25	$0.55	$0.39
Diluted earnings per share	$0.31	$0.25	$0.54	$0.38

See accompanying notes to condensed consolidated financial statements.

2

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$5,984	$4,711	$10,368	$7,301
Foreign currency translation adjustments	(922)	11	189	591
Comprehensive income	$5,062	$4,722	$10,557	$7,892

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Six months ended June 30, 2012 and 2011

(Unaudited, in thousands)

	2012	2011
Cash flows from operating activities:
Net income	$10,368	$7,301
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on reversal of deferred rent liability	—	(1,041)
(Gain) loss on change in fair value of contingent consideration, net	71	(203)
Depreciation and amortization	3,806	2,614
Deferred income taxes	15	(87)
Non-cash compensation expense	1,938	1,387
Changes in other operating items:
Accounts and other receivables	(1,677)	1,660
Costs and estimated earnings in excess of billings on uncompleted contracts	(8,821)	(5,103)
Prepaid expenses and other current assets	(1,519)	(2,260)
Accounts payable and accrued expenses	2,351	2,650
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,056)	(1,288)
Contingent consideration payments in excess of fair value on acquisition date	(602)	(721)
Other	(470)	(115)
Net cash provided by operating activities	4,404	4,794

Cash flows from investing activities:
Additions to property, plant and equipment	(1,467)	(1,531)
Acquisitions, net of cash acquired	(1,237)	(32,263)
Net cash used in investing activities	(2,704)	(33,794)

Cash flows from financing activities:
Proceeds from short-term borrowings	1,988	6,521
Contingent consideration payments	(1,179)	(1,238)
Change in negative cash book balance	1,505	60
Repurchases of common stock in the open market	(477)	(4)
Proceeds from stock option exercises	151	232
Other	(360)	(56)
Net cash provided by financing activities	1,628	5,515

Effect of exchange rate changes on cash and cash equivalents	20	171
Net increase (decrease) in cash and cash equivalents	3,348	(23,314)
Cash and cash equivalents at beginning of period	4,151	28,902
Cash and cash equivalents at end of period	$7,499	$5,588

See accompanying notes to condensed consolidated financial statements.

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2012
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

The accompanying condensed consolidated balance sheet as of June 30, 2012, the condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2012 and 2011, and the condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011 have not been audited, but have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011, as presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2012 interim period are not necessarily indicative of results to be expected for the entire year. Certain prior year amounts have been reclassified to conform to current year presentation.

The condensed consolidated financial statements include the operations of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

(2)	Accounting Standard Adopted

In June 2011, the Financial Accounting Standards Board issued ASU 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"), which requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The previous option to present components of other comprehensive income as part of the statement of changes in stockholders' equity was eliminated. Although the new standard changed the presentation of comprehensive income, there were no changes to the components that are recognized in net income or other comprehensive income under existing guidance. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and will be applied retrospectively. We adopted ASU 2011-05 in the first quarter of 2012 and have included two separate, but consecutive statements of operations and comprehensive income in this report. The adoption of ASU 2011-05 changed our financial statement presentation of comprehensive income but did not impact our net income, financial position or cash flows.

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2012
(Unaudited)

(3)	Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in the automotive sector and in prior years had a concentration of revenue from General Motors and its affiliates and successor (“General Motors”). Revenue from the automotive industry accounted for approximately 17% and 18% of our consolidated revenue for the six months ended June 30, 2012 and 2011, respectively, of the Company’s consolidated revenue, and revenue from General Motors accounted for approximately 8% and 10%, respectively, of the Company’s consolidated revenue. Accounts receivable from General Motors totaled $8,540,000 as of June 30, 2012 and $6,329,000 as of December 31, 2011, accounting for approximately 12% and 9% of our total accounts receivable as of those dates respectively. No other customer accounted for more than 10% of the Company’s revenue during the six months ended June 30, 2012 or accounts receivable as of June 30, 2012.

We also have a concentration of revenue from the United States government. For the six months ended June 30, 2012 and 2011, sales to the United States government and its agencies represented approximately 13% and 17%, respectively, of our consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by us as separate customers.

(4)	Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution of common stock equivalent shares that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Our dilutive common stock equivalent shares consist of restricted stock units and stock options to purchase shares of common stock computed under the treasury stock method, using the average market price during the period. The following table presents instruments which were not dilutive and were excluded from the computation of diluted EPS in each period, as well as the dilutive common stock equivalent shares which were included in the computation of diluted EPS:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(In thousands)
Non-dilutive instruments	21	111	86	76

Dilutive common stock equivalents	352	273	355	221

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2012
(Unaudited)

(5)	Acquisitions

Information Horizons

Effective May 1, 2012, we entered into an Asset Purchase Agreement with Information Horizons Limited (“Information Horizons”), an independent skills training provider located in the United Kingdom, to acquire its government funded training services business. The purchase price was $531,000 in cash at closing. The purchase price allocation consisted of fixed assets of $26,000 and an intangible asset of $505,000 which is being amortized over an estimated useful life of three years subsequent to the acquisition date. Information Horizons is included in the Learning Solutions segment and its results of operations have been included in the consolidated financial statements since May 1, 2012. The pro-forma impact of the acquisition is not material to our results of operations.

Asentus

On June 29, 2012, through our wholly-owned subsidiaries in Canada and Europe, we acquired the business and operations of Asentus Consulting Group Ltd. and Asentus Europe B.V. (collectively, “Asentus”). Asentus is an international provider of IT technical training content, and live and virtual training event services, with offices in Vancouver, Canada, The Netherlands, Germany and France. The total upfront purchase price for both companies was $1,500,000, of which $1,100,000 was paid in cash at closing and $400,000 is payable within 90 days from the acquisition date, subject to a working capital adjustment as defined in the purchase agreement. In addition, the purchase agreement requires up to an additional $3,700,000 of consideration, contingent upon the achievement of certain earnings targets during those periods, as defined in the purchase agreement. Of the total contingent consideration, a maximum of $2,100,000 would be payable subsequent to the first twelve-month period following completion of the acquisition and a maximum of $1,600,000 would be payable subsequent to the second twelve-month period following completion of the acquisition.

The total estimated fair value of the purchase consideration as of the acquisition date is $2,657,000 and consists of $170,000 of net tangible assets and $2,487,000 of goodwill and other intangible assets. We have not yet finalized the purchase price allocation, including the valuation of intangible assets and the fair value estimate of the contingent consideration, but expect to complete it during the third quarter of 2012. The acquired Asentus business is included in the Learning Solutions segment and the results of its operations will be included in the consolidated financial statements beginning July 1, 2012.

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2012
(Unaudited)

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

Below is a summary of the potential contingent consideration we may be required to pay in connection with completed acquisitions as of June 30, 2012 (dollars in thousands):

	Original range
	of potential	As of June 30, 2012
	undiscounted	Maximum contingent consideration due in
Acquisition:	payments	2012	2013	2014	Total
Milsom	$0 - $3,600	$—	$1,171	$—	$1,171
Option Six	$0 - $2,000	200	—	—	200
Marton House	$0 - $3,849	—	1,249	—	1,249
Bath Consulting	$0 - $2,435	86	859	1,062	2,007
Communication Consulting	$0 - $700	—	300	—	300
Asentus	$0 - $3,700	—	2,100	1,600	3,700
Other		406	—	—	406
Total		$692	$5,679	$2,662	$9,033

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2012
(Unaudited)

Below is a summary of the changes in the recorded amount of contingent consideration liabilities from December 31, 2011 to June 30, 2012 for each acquisition (dollars in thousands):

			Change in
		2012	Fair Value of	Foreign
	Liability as of	Additions	Contingent	Currency	Liability as of
Acquisition:	Dec. 31, 2011	(Payments)	Consideration	Translation	June 30, 2012
Milsom	$682	(437)	32	3	$280
Option Six	800	(800)	—	—	—
Marton House	311	—	(318)	7	—
Bath Consulting	1,197	(264)	370	15	1,318
Academy of Training	49	(80)	29	2	—
Asentus	—	1,073	—	—	1,073
Communication
Consulting	239	(200)	(42)	3	—
Total	$3,278	(708)	71	30	$2,671

As of June 30, 2012 and December 31, 2011, contingent consideration included in accounts payable and accrued expenses on the consolidated balance sheet totaled $1,013,000 and $2,539,000, respectively. As of June 30, 2012 and December 31, 2011, we also had accrued contingent consideration totaling $1,658,000 and $739,000, respectively, included in other noncurrent liabilities on the consolidated balance sheet and represents the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2012
(Unaudited)

(6)	Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable business segment for the six months ended June 30, 2012 were as follows (in thousands):

		Professional	Sandy
	Learning	& Technical	Training &		Energy
	Solutions	Services	Marketing	RWD	Services	Total
Net book value at Dec. 31, 2011
Goodwill	$47,149	$37,480	$6,161	$9,795	$8,170	$108,755
Accumulated impairment losses	(2,079)	(7,830)	(5,508)	—	—	(15,417)
Total	45,070	29,650	653	9,795	8,170	93,338
Acquisitions	2,487	—	—	—	—	2,487
Foreign currency translation	197	—	—	—	—	197
Net book value at June 30, 2012
Goodwill	49,833	37,480	6,161	9,795	8,170	111,439
Accumulated impairment losses	(2,079)	(7,830)	(5,508)	—	—	(15,417)
Total	$47,754	$29,650	$653	$9,795	$8,170	$96,022

 gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2012
(Unaudited)

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
June 30, 2012
Customer relationships	$20,736	$(7,996)	$12,740
Tradenames	791	(478)	313
Software and other	1,592	(1,070)	522
	$23,119	$(9,544)	$13,575

December 31, 2011
Customer relationships	$20,154	$(6,229)	$13,925
Tradenames	791	(280)	511
Contract backlog	374	(367)	7
Software and other	1,589	(910)	679
	$22,908	$(7,786)	$15,122

(7)	Stock-Based Compensation

We recognize compensation expense for stock-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Non-qualified stock options	$251	$264	$482	$454
Restricted stock units	133	129	258	258
Board of Directors stock grants	87	101	212	201
Total stock-based compensation	$471	$494	$952	$913

Pursuant to our 2011 Stock Incentive Plan, we may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of our common stock to officers, employees or members of the Board of Directors. As of June 30, 2012, we had non-qualified stock options and restricted stock units outstanding under these plans as discussed below.

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2012
(Unaudited)

Non-Qualified Stock Options

Summarized information for the Company’s non-qualified stock options is as follows:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
Stock Options	options	exercise price	term	value
Outstanding at December 31, 2011	1,441,370	$9.93
Granted	18,500	15.25
Exercised	(252,900)	10.62
Forfeited	(20,700)	10.60
Expired	(9,620)	3.06
Outstanding at June 30, 2012	1,176,650	$9.91	2.48	$10,072,000
Stock options expected to vest	1,161,650	$9.92	2.46	$9,930,000
Exercisable at June 30, 2012	752,450	$10.23	1.66	$6,202,000

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

	Six	Weighted
	months ended	average
	June 30,	grant date
	2012	fair value
	(In shares)	(In dollars)
Outstanding and unvested, beginning of period	102,967	$6.43
Granted	6,000	15.25
Vested	(13,460)	9.00
Forfeited	(3,878)	6.09
Outstanding and unvested, end of period	91,629	$6.64
Restricted stock units expected to vest	91,629	$6.64

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2012
(Unaudited)

(8)	Short-Term Borrowings

As of June 30, 2012, we had a $50 million Financing and Security Agreement (the “Credit Agreement”) with a bank that expires on October 31, 2014 and is secured by certain of our assets. The Credit Agreement contains a provision to increase the maximum principal amount to $75,000,000 upon lender approval. The maximum interest rate on borrowings under the Credit Agreement is the daily LIBOR market index rate plus 2.25%. Based upon our financial performance, the interest rate can be reduced to a minimum of LIBOR plus 1.0%. For the three months ended June 30, 2012, the rate was LIBOR plus 1.0%. The Credit Agreement contains covenants with respect to our minimum tangible net worth, total liabilities to tangible net worth ratio and cash flow to debt service ratio. We were in compliance with all loan covenants under the Credit Agreement as of June 30, 2012. As of June 30, 2012, there were $1,988,000 of borrowings outstanding and $48,012,000 of available borrowings under the Credit Agreement.

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

As of June 30, 2012, we had $1,418,000 of unrecognized tax benefits, all of which would favorably impact the effective tax rate if recognized. We expect that the liability for unrecognized tax benefits will decrease by $1,418,000 by the end of 2012 as the tax position relates to a period that will be outside the applicable statute of limitations in 2012. For the three months ended June 30, 2012 and 2011, we recognized $12,000 and $24,000, respectively, of interest expense related to the tax position. For the six months ended June 30, 2012 and 2011, we recognized $24,000 and $42,000, respectively, of interest expense related to the tax position which is reflected as income tax expense in the consolidated statements of operations. As of June 30, 2012, we had $184,000 of accrued interest related to the tax position. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examination by tax authorities for years prior to 2002.

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2012
(Unaudited)

(10)	Stockholders’ Equity

Changes in stockholders’ equity during the six months ended June 30, 2012 were as follows (in thousands):

					Accumulated
		Additional		Treasury	other	Total
	Common	paid-in	Accumulated	stock	comprehensive	stockholders’
	stock	capital	deficit	at cost	loss	equity
Balance at December 31, 2011	$188	$165,519	$(18,733)	$(358)	$(3,222)	$143,394
Net income	-	-	10,368	-	-	10,368
Foreign currency translation adjustment	-	-	-	-	189	189
Repurchases of common stock	-	-	-	(477)	-	(477)
Stock-based compensation expense	-	952	-	-	-	952
Issuance of stock for employer contributions to retirement plan	-	469	-	517	-	986
Other	1	10	-	1	-	12
Balance at June 30, 2012	$189	$166,950	$(8,365)	$(317)	$(3,033)	$155,424

(11)	Business Segments

As of June 30, 2012, we operated through five reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing, (iv) RWD, and (v) Energy Services. Our Learning Solutions segment represents an aggregation of two operating groups in accordance with the aggregation criteria in U.S. GAAP, while all of the other reportable segments each represent one operating segment. We are organized by operating group primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

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

Professional & Technical Services. Consisting of our former Manufacturing and Process & Government groups, this segment has over four decades of experience providing training, consulting, engineering and technical services, including lean consulting, emergency preparedness, safety and regulatory compliance, chemical demilitarization and environmental services primarily to large companies in the manufacturing, steel, pharmaceutical and petrochemical industries, federal and state government agencies and large government contractors. This segment also provides services to users of alternative fuels, including designing and constructing liquefied natural gas (LNG) and hydrogen fueling stations, as well as supplying fuel and equipment.

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2012
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

Notes to Condensed Consolidated Financial Statements

June 30, 2012
(Unaudited)

The following tables set forth the revenue and operating income of each of our operating segments and includes a reconciliation of segment revenue to consolidated revenue and operating income to consolidated income before income tax expense (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue:
Learning Solutions	$37,535	$31,438	$73,439	$61,433
Professional & Technical Services	22,503	21,980	46,953	39,241
Sandy Training & Marketing	20,883	15,002	34,205	26,138
RWD	15,297	12,012	29,128	12,012
Energy Services	6,093	5,602	12,191	11,503
	$102,311	$86,034	$195,916	$150,327
Operating income:
Learning Solutions	$3,792	$1,981	$7,338	$3,649
Professional & Technical Services	1,627	2,008	3,188	2,931
Sandy Training & Marketing	1,905	861	2,208	1,161
RWD	1,206	582	1,451	582
Energy Services	1,433	1,416	3,102	2,569
Gain on reversal of deferred rent liability	-	1,041	-	1,041
Gain (loss) on change in fair value of contingent consideration, net	(31)	(43)	(71)	203
Operating income	9,932	7,846	17,216	12,136

Interest expense	(60)	(65)	(100)	(98)
Other income	100	160	190	341
Income before income tax expense	$9,972	$7,941	$17,306	$12,379

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of June 30, 2012, we operated through five reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing (“Sandy”), (iv) RWD, and (v) Energy Services. Our Learning Solutions segment represents an aggregation of two operating groups in accordance with the aggregation criteria in U.S. GAAP, while all of the other reportable segments each represent one operating segment. We are organized by operating group, primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

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

Acquisitions

Information Horizons

Effective May 1, 2012, we entered into an Asset Purchase Agreement with Information Horizons Limited (“Information Horizons”), an independent skills training provider located in the United Kingdom, to acquire its government funded training services business. The purchase price was $0.5 million in cash at closing. The purchase price allocation consisted primarily of an intangible asset of $0.5 million which is being amortized over an estimated useful life of three years subsequent to the acquisition date. Information Horizons is included in the Learning Solutions segment and its results of operations have been included in the consolidated financial statements since May 1, 2012. The pro-forma impact of the acquisition is not material to our results of operations.

Asentus

On June 29, 2012, through our wholly-owned subsidiaries in Canada and Europe, we acquired the business and operations of Asentus Consulting Group Ltd. and Asentus Europe B.V. (collectively, “Asentus”). Asentus is an international provider of IT technical training content, and live and virtual training event services, with offices in Vancouver, Canada, The Netherlands, Germany and France. The total upfront purchase price for both companies was $1.5 million, of which $1.1 million was paid in cash at closing and $0.4 million is payable within 90 days from the acquisition date, subject to a working capital adjustment as defined in the purchase agreement. In addition, the purchase agreement requires up to an additional $3.7 million of consideration, contingent upon the achievement of certain earnings targets during those periods, as defined in the purchase agreement. Of the total contingent consideration, a maximum of $2.1 million would be payable subsequent to the first twelve-month period following completion of the acquisition and a maximum of $1.6 million would be payable subsequent to the second twelve-month period following completion of the acquisition.

The total estimated fair value of the purchase consideration as of the acquisition date is $2.7 million and consists of $0.2 million of net tangible assets and $2.5 million of goodwill and other intangible assets. We have not yet finalized the purchase price allocation, including the valuation of intangible assets and the fair value estimate of the contingent consideration, but expect to complete it during the third quarter of 2012. The acquired Asentus business is included in the Learning Solutions segment and the results of its operations will be included in the consolidated financial statements beginning July 1, 2012.

Operating Highlights

Three Months ended June 30, 2012 Compared to the Three Months ended June 30, 2011

For the three months ended June 30, 2012, we had income before income tax expense of $10.0 million compared to $7.9 million for the three months ended June 30, 2011. The increase in income was primarily due to an increase in operating income, the components of which are discussed below. Included in operating income for the three months ended June 30, 2011 is a $1.0 million gain on the reversal of a deferred rent liability related to the execution of a new lease for our Troy, Michigan facility during the second quarter of 2011 which is discussed in more detail below. Excluding the lease-related gain, we had an increase in operating income of $3.1 million during the second quarter of 2012. Net income was $6.0 million, or $0.31 per diluted share, for the three months ended June 30, 2012, compared to net income of $4.7 million, or $0.25 per diluted share, for the three months ended June 30, 2011. During the three months ended June 30, 2012, diluted weighted average shares outstanding increased by 0.2 million to 19,250,000 shares outstanding compared to 19,049,000 shares for the same period in 2011, primarily due to the issuance of shares for stock-based compensation and the effect of the increase in our stock price compared to the prior year on the results of the calculation of diluted weighted average shares outstanding.

Revenue

(Dollars in thousands)	Three months ended
	June 30,
	2012	2011

Learning Solutions	$37,535	$31,438
Professional & Technical Services	22,503	21,980
Sandy Training & Marketing	20,883	15,002
RWD	15,297	12,012
Energy Services	6,093	5,602
	$102,311	$86,034

Learning Solutions revenue increased $6.1 million or 19.4% during the second quarter of 2012 compared to the second quarter of 2011. The increase in revenue is due to the following:

•	A $3.1 million increase in revenue from our Europe operations, of which approximately $1.5 million is attributable to acquisitions completed in the United Kingdom, primarily from the Beneast acquisition in August 2011. The remainder of the revenue increase is primarily due to a $0.7 million increase in government funded skills training and a $0.9 million increase in training and BPO services provided to various existing customers during the second quarter of 2012 compared to the same period in 2011; and

•	A $3.0 million increase in e-Learning content development and training BPO services primarily due to new contracts in late 2011 and early 2012 with clients specializing in financial services and human resource management and expansion of work with existing clients.

Professional & Technical Services revenue increased $0.5 million or 2.4% during the second quarter of 2012 compared to the second quarter of 2011. The net increase in revenue is due to the following:

•	A $0.9 million increase relating to construction projects for liquefied natural gas (LNG) fueling station facilities; and

•	A $0.9 million net increase in technical training services for various customers, primarily in the manufacturing, steel and oil and gas industries; and

•	A $0.4 million increase attributable to the acquired RWD business units included in this segment due to there being a full quarter of results in 2012 compared to only 2.5 months of results in 2011, as the acquisition was completed on April 15, 2011.

These increases were offset by a $0.8 million decrease in revenue due to completion of a large lean consulting contract in 2012, a $0.5 million decrease in technical services for a pharmaceutical customer due to project completions, and a $0.4 million decrease in homeland security training services for government clients primarily due to project completions in 2012.

Sandy Training & Marketing revenue increased $5.9 million or 39.2% during the second quarter of 2012 compared to the second quarter of 2011. The increase in revenue is due to the following:

•	A $2.3 million increase for a new vehicle training program for an existing U.S. automotive customer; and

•	A $2.2 million net increase in new vehicle launch events during the second quarter of 2012 compared to the second quarter of 2011 for an existing automotive customer; and

•	A $0.6 million increase in vehicle publications revenue, as the quantity of publications shipped during the second quarter of 2012 increased compared to the second quarter of 2011. Shipments of publications occur at various times throughout the year and the volume of publications shipped could fluctuate from quarter to quarter. Currently, publications are shipped during the second and fourth quarters of each year. Publications revenue in the Sandy Training & Marketing segment totaled $2.4 million during the second quarter of 2012 compared to $1.8 million during the second quarter of 2011; and

•	A $0.5 million net increase in revenue primarily due to an increase in both technical and sales training services for various customers, which includes a $0.2 million increase attributable to there being a full quarter of results in 2012 compared to only 2.5 months of results in 2011.

RWD revenue increased $3.3 million or 27.3% during the second quarter of 2012 compared to the second quarter of 2011. The increase in revenue is due to the following:

•	A $2.3 million increase attributable to there being a full quarter of results in 2012 compared to only 2.5 months of results in 2011; and

•	A net $1.0 million increase primarily related to an increase in ERP implementation projects for various customers and training and consulting services for a retail customer.

A portion of the business acquired on April 15, 2011 constitutes a separate reportable segment, and certain other business units of RWD are included in the Professional & Technical Services and Sandy segments. Revenue attributable to the RWD acquisition among all segments totaled $19.3 million for the three months ended June 30, 2012.

Energy Services revenue increased $0.5 million or 8.8% during the second quarter of 2012 compared to the second quarter of 2011 primarily due to an increase in EtaProTM software sales and related services.

Gross Profit

(Dollars in thousands)	Three months ended
	June 30,
	2012		2011
		% Revenue		% Revenue
Learning Solutions	$7,218	19.2%	$5,071	16.1%
Professional & Technical Services	3,638	16.2%	3,710	16.9%
Sandy Training & Marketing	3,652	17.5%	2,213	14.8%
RWD	2,592	16.9%	1,894	15.8%
Energy Services	1,905	31.3%	1,823	32.5%
	$19,005	18.6%	$14,711	17.1%

Learning Solutions gross profit of $7.2 million or 19.2% of revenue for the second quarter of 2012 increased by $2.1 million or 42.3% when compared to gross profit of $5.1 million or 16.1% of revenue for the second quarter of 2011. Approximately $0.2 million of the increase in gross profit is attributable to acquisitions completed in the United Kingdom. The remainder of the increase in gross profit is primarily due to the training and BPO revenue increases noted above. In addition, gross profit as a percentage of revenue improved due to an increase in government funded skills training services in the UK which have higher margins than the other businesses in this segment.

Professional & Technical Services gross profit of $3.6 million or 16.2% of revenue for the second quarter of 2012 decreased by $0.1 million or 1.9% when compared to gross profit of $3.7 million or 16.9% of revenue for the second quarter of 2011. The decrease in gross profit is primarily due to the decrease in revenue from a large lean consulting contract which concluded in 2012.

Sandy Training and Marketing gross profit of $3.7 million or 17.5% of revenue for the second quarter of 2012 increased by $1.4 million or 65.0% when compared to gross profit of $2.2 million or 14.8% of revenue for the second quarter of 2011. The increase in gross profit is primarily due to the revenue increases noted above. In addition, gross profit as a percentage of revenue improved due to the increased revenue from new vehicle launch events provided to an automotive customer during the second quarter of 2012 which had higher margins compared to the services provided during the second quarter of 2011.

RWD gross profit of $2.6 million or 16.9% of revenue for the second quarter of 2012 increased by $0.7 million or 36.9% when compared to gross profit of $1.9 million or 15.8% of revenue for the second quarter of 2011. The increase in gross profit is primarily due to the revenue increases noted above and cost reductions during the second quarter of 2012.

Energy Services gross profit of $1.9 million or 31.3% of revenue for the second quarter of 2012 increased by $0.1 million or 4.5% when compared to gross profit of $1.8 million or 32.5% of revenue for the second quarter of 2011 primarily due to the revenue increase noted above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.2 million or 15.0% from $7.9 million for the second quarter of 2011 to $9.0 million for the second quarter of 2012. The increase is primarily due to the acquisitions we completed in 2011 which resulted in a $0.5 million increase in labor and benefits expense, a $0.3 million increase in intangible asset amortization expense and a net $0.4 million increase in other various costs such as IT infrastructure, software licenses and depreciation during the second quarter of 2012 compared to the second quarter of 2011.

Gain on Reversal of Deferred Rent Liability

In June 2011, we terminated a sublease and entered into a new lease directly with the owner of an office building in Troy, Michigan. Prior to entering into the new lease, we had a deferred rent liability on our balance sheet of $1.0 million, which represented the difference between the actual monthly rent owed to date and the rent expense recognized on a straight-line basis for the scheduled rent increases over the term of the original sublease. Upon entering into the new lease, we reversed the deferred rent liability associated with the terminated sublease. As a result, we recognized a net gain of $1.0 million in the consolidated statement of operations during the quarter ended June 30, 2011.

Change in Fair Value of Contingent Consideration

We recognized a net loss on the change in fair value of contingent consideration related to acquisitions of $31,000 for the three months ended June 30, 2012 compared to $43,000 for the same period in 2011. Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“Topic 805”) requires that contingent consideration be recognized at fair value on the acquisition date and be re-measured each reporting period with subsequent adjustments recognized in the consolidated statement of operations. We estimate the fair value of contingent consideration liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. We believe our estimates and assumptions are reasonable, however, there is significant judgment involved. At each reporting date, the contingent consideration obligation will be revalued to estimated fair value and changes in fair value subsequent to the acquisitions will be reflected in income or expense in the consolidated statements of operations, and could cause a material impact to, and volatility in, our operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. See Note 5 to the Condensed Consolidated Financial Statements for further details regarding the potential contingent consideration payments and the changes in fair value of the related liabilities during the three months ended June 30, 2012 for each acquisition.

Interest Expense

Interest expense was consistent at approximately $0.1 million for the second quarters of both 2012 and 2011.

Other Income

Other income was $0.1 million for the second quarter of 2012 compared to $0.2 million for the second quarter of 2011 and consisted primarily of income from a joint venture and foreign currency gains and losses in both years.

Income Tax Expense

Income tax expense was $4.0 million for the second quarter of 2012 compared to $3.2 million for the second quarter of 2011. The effective income tax rate was 40.0% and 40.7% for the three months ended June 30, 2012 and 2011, respectively. The increase in income tax expense and decrease in the effective income tax rate are primarily due to an increase in pre-tax income during the second quarter of 2012 compared to the second quarter of 2011 and a larger portion of our 2012 income expected to be derived from foreign jurisdictions which are taxed at lower rates. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the federal and state statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Six Months ended June 30, 2012 Compared to the Six Months ended June 30, 2011

For the six months ended June 30, 2012, we had income before income tax expense of $17.3 million compared to $12.4 million for the six months ended June 30, 2011. The increase in income was primarily due to an increase in operating income, the components of which are discussed below. Included in operating income for the six months ended June 30, 2011 is a $1.0 million gain on the reversal of a deferred rent liability related to the execution of a new lease for our Troy, Michigan facility which is discussed in more detail below. Excluding the lease-related gain, we had an increase in operating income of $6.1 million for the six months ended June 30, 2012. Net income was $10.4 million, or $0.54 per diluted share, for the six months ended June 30, 2012, compared to net income of $7.3 million, or $0.38 per diluted share, for the six months ended June 30, 2011.

Revenue

(Dollars in thousands)	Six months ended
	June 30,
	2012	2011

Learning Solutions	$73,439	$61,433
Professional & Technical Services	46,953	39,241
Sandy Training & Marketing	34,205	26,138
RWD	29,128	12,012
Energy Services	12,191	11,503
	$195,916	$150,327

Learning Solutions revenue increased $12.0 million or 19.5% during the six months ended June 30, 2012 compared to the same period in 2011. The increase in revenue is due to the following:

•	A $6.5 million increase in revenue from our Europe operations, of which approximately $4.7 million is attributable to acquisitions completed in the United Kingdom, primarily from the Beneast acquisition in August 2011. The remainder of the revenue increase is primarily due to a $1.5 million increase in government funded skills training and a $0.3 million increase in training and BPO services provided to various existing customers during the first half of 2012 compared to the same period in 2011; and

•	A $5.5 million increase in e-Learning content development and training BPO services primarily due to new contracts in late 2011 and early 2012 with clients specializing in financial services and human resource management and expansion of work with existing clients.

Professional & Technical Services revenue increased $7.7 million or 19.7% during the six months ended June 30, 2012 compared to the same period in 2011. The increase in revenue is due to the following:

•	A $3.2 million increase relating to construction projects for LNG fueling station facilities; and

•	A $3.2 million increase in revenue attributable to the acquired RWD business units which are included in this segment; and

•	A $2.4 million net increase in revenue due to an increase in technical training services for various customers, primarily in the manufacturing, steel and oil & gas industries.

The revenue increases in this segment were offset by a $1.1 million decrease in homeland security training services for government clients primarily due to project completions.

Sandy Training & Marketing revenue increased $8.1 million or 30.9% during the six months ended June 30, 2012 compared to the same period in 2011. Approximately $1.3 million of the increase is attributable to the automotive business unit of RWD which is now included in this segment as a result of the acquisition in April 2011. The remainder of the revenue increase is due to the following:

•	A $3.1 million net increase in new vehicle launch events during the first half of 2012 compared to the same period in 2011 for an existing automotive customer;

•	A $2.1 million increase for a new vehicle training program for an existing U.S. automotive customer;

•	A $1.0 million net increase in revenue primarily due to an increase in both technical and sales training services for various customers; and

•	A $0.6 million increase in vehicle publications revenue, as the quantity of publications shipped during the second quarter of 2012 increased compared to the second quarter of 2011. Shipments of publications occur at various times throughout the year and the volume of publications shipped could fluctuate from quarter to quarter. Currently, publications are shipped during the second and fourth quarters of each year. Publications revenue in the Sandy Training & Marketing segment totaled $2.8 million during the six months ended June 30, 2012 compared to $2.2 million during the same period in 2011.

RWD revenue increased $17.1 million or 142.5% during the six months ended June 30, 2012 compared to the same period in 2011. Approximately $16.1 million of the increase is attributable to there being a full six months of results in 2012 compared to only 2.5 months of results in 2011. The remainder of the increase in revenue is due to a $1.0 million net increase in revenue primarily related to an increase in ERP implementation projects for various customers and training and consulting services for a retail customer. Revenue attributable to the RWD acquisition among all segments totaled $37.0 million for the six months ended June 30, 2012.

Energy Services revenue increased $0.7 million or 6.0% during the six months ended June 30, 2012 compared to the same period in 2011 primarily due to an increase in EtaProTM software sales and related services.

Gross Profit

(Dollars in thousands)	Six months ended
	June 30,
	2012		2011
		% Revenue		% Revenue
Learning Solutions	$14,063	19.1%	$9,923	16.2%
Professional & Technical Services	7,207	15.3%	6,350	16.2%
Sandy Training & Marketing	5,194	15.2%	3,801	14.5%
RWD	4,167	14.3%	1,894	15.8%
Energy Services	3,986	32.7%	3,535	30.7%
	$34,617	17.7%	$25,503	17.0%

Learning Solutions gross profit of $14.1 million or 19.1% of revenue for the six months ended June 30, 2012 increased by $4.1 million or 41.7% when compared to gross profit of $9.9 million or 16.2% of revenue for the same period in 2011. Approximately $1.7 million of the increase in gross profit is attributable to the acquisitions we completed in the United Kingdom in 2011. The remainder of the increase in gross profit is primarily due to the training and BPO revenue increases noted above. In addition, gross profit as a percentage of revenue improved due to an increase in government funded skills training services in the UK which have higher margins than the other businesses in this segment.

Professional & Technical Services gross profit of $7.2 million or 15.3% of revenue for the six months ended June 30, 2012 increased by $0.9 million or 13.5% when compared to gross profit of $6.4 million or 16.2% of revenue for the same period in 2011. The increase in gross profit is due to the revenue increases noted above. Despite the net revenue increase in this segment, gross profit as a percentage of revenue declined slightly due to reduced profit margins on certain government projects during the first half of 2012 compared to the same period in 2011 and a decline in revenue and gross profit on a high margin lean consulting project.

Sandy Training and Marketing gross profit of $5.2 million or 15.2% of revenue for the six months ended June 30, 2012 increased by $1.4 million or 36.6% when compared to gross profit of $3.8 million or 14.5% of revenue for the same period in 2011. The increase in gross profit is primarily due to the revenue increases noted above.

RWD gross profit of $4.2 million, or 14.3% of revenue for the six months ended June 30, 2012 increased by $2.3 million or 120.0% when compared to gross profit of $1.9 million or 15.8% of revenue for the same period in 2011. Approximately $1.8 million of the increase is attributable to there being a full six months of results in 2012 compared to only 2.5 months of results in 2011. The remainder of the increase in gross profit is primarily due to the revenue increases noted above and cost reductions during the second quarter of 2012.

Energy group gross profit was $4.0 million or 32.7% of revenue for the six months ended June 30, 2012 increased $0.5 million or 12.8% compared to gross profit of $3.5 million or 30.7% of revenue for the same period in 2011 primarily due to an increase in higher margin EtaProTM software sales and related services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.7 million or 18.6% from $14.6 million for the six months ended June 30, 2011 to $17.3 million for the same period in 2012. The increase is primarily due to the acquisitions we completed in 2011 which resulted in a $1.4 million increase in labor and benefits expense, a $0.7 million increase in intangible asset amortization expense and increases in other various costs such as IT infrastructure, software, accounting, business insurance and depreciation during the first half of 2012 compared to the same period in 2011. The increase in SG&A expenses was partially offset by a net $0.4 million decrease in legal expenses related to the completion of acquisitions in 2011.

Gain on Reversal of Deferred Rent Liability

We recognized a net gain on reversal of a deferred rent liability of $1.0 million during the second quarter of 2011 related to the execution of a new lease for our Troy, Michigan facility. See further details regarding this gain above in the discussion of operating results for the three months ended June 30, 2012 compared to June 30, 2011.

Change in Fair Value of Contingent Consideration

We recognized a net loss on the change in fair value of contingent consideration related to acquisitions of $0.1 million for the six months ended June 30, 2012, compared to a net gain of $0.2 million for the six months ended June 30, 2011. ASC Topic 805 requires that contingent consideration be recognized at fair value on the acquisition date and be re-measured each reporting period with subsequent adjustments recognized in the consolidated statement of operations. We estimate the fair value of contingent consideration liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. We believe our estimates and assumptions are reasonable, however, there is significant judgment involved. At each reporting date, the contingent consideration obligation will be revalued to estimated fair value and changes in fair value subsequent to the acquisitions will be reflected in income or expense in the consolidated statements of operations, and could cause a material impact to, and volatility in, our operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. See Note 5 to the Condensed Consolidated Financial Statements for further details regarding the potential contingent consideration payments and the changes in fair value of the related liabilities during the three and six months ended June 30, 2012 for each acquisition.

Interest Expense

Interest expense was consistent at $0.1 million for both the six months ended June 30, 2012 and 2011.

Other Income

Other income was $0.2 million for the six months ended June 30, 2012 compared to $0.3 million for the same period in 2011 and consisted primarily of income from a joint venture and foreign currency gains and losses in both years.

Income Tax Expense

Income tax expense was $6.9 million for the six months ended June 30, 2012 compared to $5.1 million for the same period in 2011. The effective income tax rate was 40.1% and 41.0% for the six months ended June 30, 2012 and 2011, respectively. The increase in income tax expense and decrease in the effective income tax rate are primarily due to an increase in income during 2012 compared to 2011 and a larger portion of our 2012 income expected to be derived from foreign jurisdictions which are taxed at lower rates. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the federal and state statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Liquidity and Capital Resources

Working Capital

For the six months ended June 30, 2012, our working capital increased $11.3 million from $36.0 million at December 31, 2011 to $47.3 million at June 30, 2012 primarily due to cash generated from operations. As of June 30, 2012 we had no long-term debt and $2.0 million of short-term borrowings outstanding. We believe that cash generated from operations and borrowings available under our Credit Agreement ($48 million of available borrowings as of June 30, 2012) will be sufficient to fund our working capital and other requirements for at least the next twelve months.

As of June 30, 2012, the amount of cash and cash equivalents held outside of the U.S. by foreign subsidiaries was $6.1 million. At the present time, we do not anticipate repatriating these balances to fund domestic operations. We would be required to accrue for and pay taxes in the U.S. in the event we decided to repatriate these funds.

Acquisition-Related Payments

We may be required to pay the following additional contingent consideration in connection with acquisitions we previously completed (dollars in thousands):

	As of June 30, 2012				Recorded
	Maximum potential contingent consideration due in				Liability as of
Acquisition:	2012	2013	2014	Total	June 30, 2012
Milsom	$—	$1,171	$—	$1,171	$280
Option Six	200	—	—	200	—
Marton House	—	1,249	—	1,249	—
Bath Consulting	86	859	1,062	2,007	1,318
Communication Consulting	—	300	—	300	—
Asentus	—	2,100	1,600	3,700	1,073
Other	406	—	—	406	—
Total	$692	$5,679	$2,662	$9,033	$2,671

Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in the automotive sector and in prior years had a concentration of revenue from General Motors Corporation and its affiliates and successor (“General Motors”). Revenue from the automotive industry accounted for approximately 17% and 18% of our consolidated revenue for the six months ended June 30, 2012 and 2011, respectively, and revenue from General Motors accounted for approximately 8% and 10%, respectively, of our consolidated revenue for the three months ended June 30, 2012 and 2011. Accounts receivable from General Motors totaled $8.5 million as of June 30, 2012 and $6.3 million as of December 31, 2011, accounting for approximately 12% and 9% of our total accounts receivable as of those dates respectively. No other customer accounted for more than 10% of our revenue during the six months ended June 30, 2012 or accounts receivable as of June 30, 2012.

We also have a concentration of revenue from the United States government. For the six months ended June 30, 2012 and 2011, sales to the United States government and its agencies represented approximately 13% and 17%, respectively, of our consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by us as separate customers.

Cash Flows

Six Months ended June 30, 2012 Compared to the Six Months ended June 30, 2011

Our cash balance increased $3.3 million from $4.2 million as of December 31, 2011 to $7.5 million as of June 30, 2012. The increase in cash and cash equivalents during the six months ended June 30, 2012 resulted from cash provided by operating activities of $4.4 million, cash used in investing activities of $2.7 million and cash provided by financing activities of $1.6 million.

Cash provided by operating activities was $4.4 million for the six months ended June 30, 2012 compared to $4.8 million for the same period in 2011. The decrease in cash provided by operating activities compared to the prior year is primarily due to unfavorable changes in working capital items during the first half of 2012 compared to the same period in 2011, largely due to an increase in accounts receivable and earnings in excess of billings on uncompleted contracts.

Cash used in investing activities was $2.7 million for the six months ended June 30, 2012 compared to $33.8 million for the same period in 2011. The decrease in cash used in investing activities is primarily due to $1.6 million of cash used for acquisitions, net of cash acquired, during the first half of 2012 compared to $32.3 million of cash used for acquisitions during the same period in 2011. Fixed asset additions were consistent at $1.5 million for the first half of both 2012 and 2011.

Cash provided by financing activities was $1.6 million for the six months ended June 30, 2012 compared to cash provided by financing activities of $5.5 million for the six months ended June 30, 2011. The decrease in cash provided by financing activities is primarily due to a $4.5 million decrease in short-term borrowings during the first half of 2012 compared to the same period in 2011. This was offset by a $1.4 million increase in the change in negative cash book balance during the six months ended June 30, 2012.

Short-term Borrowings

As of June 30, 2012, we had a $50 million Financing and Security Agreement (the “Credit Agreement”) with a bank that expires on October 31, 2014 and is secured by certain of our assets. The Credit Agreement contains a provision to increase the maximum principal amount to $75 million upon lender approval. The maximum interest rate on borrowings under the Credit Agreement is the daily LIBOR market index rate plus 2.25%. Based upon our financial performance, the interest rate can be reduced to a minimum of LIBOR plus 1.0%. For the three months ended June 30, 2012, the rate was LIBOR plus 1.0%. The Credit Agreement contains covenants with respect to our minimum tangible net worth, total liabilities to tangible net worth ratio and cash flow to debt service ratio. We were in compliance with all loan covenants under the Credit Agreement as of June 30, 2012. As of June 30, 2012, there were $2.0 million of borrowings outstanding and $48.0 million of available borrowings under the Credit Agreement.

Accounting Standard Adopted

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"), which requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The previous option to present components of other comprehensive income as part of the statement of changes in stockholders' equity was eliminated. Although the new standard changed the presentation of comprehensive income, there were no changes to the components that are recognized in net income or other comprehensive income under existing guidance. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and will be applied retrospectively. We adopted ASU 2011-05 in the first quarter of 2012 and have included two separate, but consecutive statements of operations and comprehensive income in this report. The adoption of ASU 2011-05 changed our financial statement presentation of comprehensive income but did not impact our net income, financial position or cash flows.

Off-Balance Sheet Commitments

As of June 30, 2012, we do not have any off-balance sheet commitments except for operating leases and letters of credit entered into in the normal course of business.

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

Internal Control Over Financial Reporting

During the quarter ended June 30, 2012, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d—15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On February 22, 2011, the Company was named a defendant in a complaint filed by the State of Tennessee (the “State”) in the Chancery Court for the 20th Judicial District of Tennessee. The complaint alleges that Bryan Oil Company, an executive of Bryan Oil, the Company and a former employee of the Company, violated provisions of the Tennessee Petroleum Underground Storage Tank Act (the "UST Act") in connection with the closure of a waste oil storage tank in 1997. The Complaint seeks civil penalties not to exceed $10,000 per day for each violation of the UST Act, post-judgment interest and court costs. On February 1, 2012, the State filed an Amended Complaint to include additional causes of action based upon alleged inaccuracies in documents filed by the defendants with the State.  In response to motions for partial dismissal filed by the defendants, on June 5, 2012 the trial court dismissed six of the State’s eight causes of action, including all of the causes of action alleging that the defendants knowingly misrepresented or otherwise submitted false or incorrect information to the State.  The Company continues to believe that its actions complied with the UST Act and applicable regulations, that it did not file false information in violation of the law, and that it has valid defenses against the State's allegations.

Item 1A.	Risk Factors

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company's share repurchase activity for the three months ended June 30, 2012:

				Total number		Approximate
				of shares		dollar value of
	Total number		Average	purchased as		shares that may yet
	of shares		price paid	part of publicly		be purchased under
Month	purchased		per share	announced program		the program
April 1-30, 2012	-		-	-		$4,492,000
May 1-31, 2012	29,865	(1)	$15.28	29,865	(1)	$4,034,000
June 1-30, 2012	41,577	(2)	$17.44	1,200	(1)	$4,015,000

(1)	Represents shares repurchased in the open market in connection with our share repurchase program under which we may repurchase shares of our common stock from time to time in the open market subject to prevailing business and market conditions and other factors. There is no expiration date for the repurchase program.
(2)	Includes 40,377 shares surrendered to satisfy tax withholding obligations on restricted stock units which vested and shares surrendered to exercise stock options and satisfy the related tax withholding obligations during June 2012.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer of the Company dated August 2, 2012 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Executive Vice President and Chief Financial Officer of the Company dated August 2, 2012 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company dated August 2, 2012 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from GP Strategies Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements. *

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GP STRATEGIES CORPORATION

August 2, 2012	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

/s/ Sharon Esposito-Mayer
Sharon Esposito-Mayer
Executive Vice President and Chief Financial Officer

