Form 10-Q
period 2012-09-30
GP STRATEGIES CORP
filed 2012-11-01
CIK 70415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

 For the quarterly period ended September 30, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes   ☐ No   ☒

The number of shares outstanding of the registrant’s common stock as of October 26, 2012 was as follows:

Class	Outstanding
Common Stock, par value $.01 per share	19,079,759 shares

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	September 30,
	2012	December 31,
	(Unaudited)	2011
Assets
Current assets:
Cash and cash equivalents	$12,599	$4,151
Accounts and other receivables, less allowance for doubtful accounts of $1,249 in 2012 and $1,015 in 2011	69,381	67,134
Costs and estimated earnings in excess of billings on uncompleted contracts	22,063	15,576
Prepaid expenses and other current assets	11,010	8,863
Total current assets	115,053	95,724
Property, plant and equipment	18,337	16,793
Accumulated depreciation	(12,677)	(11,231)
Property, plant and equipment, net	5,660	5,562
Goodwill	96,431	93,338
Intangible assets, net	13,886	15,122
Other assets	1,978	1,830
	$233,008	$211,576
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$45,107	$42,500
Billings in excess of costs and estimated earnings on uncompleted contracts	17,848	17,266
Total current liabilities	62,955	59,766

Other noncurrent liabilities	7,148	8,416
Total liabilities	70,103	68,182

Stockholders’ equity:
Common stock, par value $0.01 per share	191	188
Additional paid-in capital	167,026	165,519
Accumulated deficit	(2,182)	(18,733)
Treasury stock at cost	(323)	(358)
Accumulated other comprehensive loss	(1,807)	(3,222)
Total stockholders’ equity	162,905	143,394
	$233,008	$211,576

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue	$99,671	$88,948	$295,587	$239,275
Cost of revenue	81,742	74,083	243,041	198,907
Gross profit	17,929	14,865	52,546	40,368
Selling, general and administrative expenses	8,890	7,601	26,220	22,212
Gain on reversal of deferred rent liability	—	—	—	1,041
Gain (loss) on change in fair value of contingent consideration, net	(792)	303	(863)	506
Operating income	8,247	7,567	25,463	19,703
Interest expense	75	51	175	149
Other income	72	157	262	498
Income before income tax expense	8,244	7,673	25,550	20,052
Income tax expense	2,061	3,054	8,999	8,132
Net income	$6,183	$4,619	$16,551	$11,920

Basic weighted average shares outstanding	19,009	18,784	18,912	18,761
Diluted weighted average shares outstanding	19,328	19,048	19,255	18,996

Per common share data:
Basic earnings per share	$0.33	$0.25	$0.88	$0.64
Diluted earnings per share	$0.32	$0.24	$0.86	$0.63

See accompanying notes to condensed consolidated financial statements.

2

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$6,183	$4,619	$16,551	$11,920
Foreign currency translation adjustments	1,226	(1,194)	1,415	(603)
Comprehensive income	$7,409	$3,425	$17,966	$11,317

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Nine months ended September 30, 2012 and 2011

(Unaudited, in thousands)

	2012	2011
Cash flows from operating activities:
Net income	$16,551	$11,920
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on reversal of deferred rent liability	—	(1,041)
(Gain) loss on change in fair value of contingent consideration, net	863	(506)
Depreciation and amortization	5,920	4,329
Deferred income taxes	(381)	(897)
Non-cash compensation expense	2,779	2,188
Changes in other operating items:
Accounts and other receivables	(268)	3,667
Costs and estimated earnings in excess of billings on uncompleted contracts	(6,330)	(5,380)
Prepaid expenses and other current assets	(16)	(1,398)
Accounts payable and accrued expenses	384	882
Billings in excess of costs and estimated earnings on uncompleted contracts	(502)	(2,040)
Income tax benefit of stock-based compensation	(1,358)	—
Contingent consideration payments in excess of fair value on acquisition date	(602)	(721)
Other	(40)	(442)
Net cash provided by operating activities	17,000	10,561

Cash flows from investing activities:
Additions to property, plant and equipment	(2,155)	(2,397)
Acquisitions, net of cash acquired	(1,935)	(35,785)
Net cash used in investing activities	(4,090)	(38,182)

Cash flows from financing activities:
Proceeds from short-term borrowings	—	6,154
Contingent consideration payments	(1,263)	(1,238)
Change in negative cash book balance	(1,888)	61
Tax withholding payments for employee stock-based compensation in exchange for shares surrendered	(1,982)	(54)
Income tax benefit of stock-based compensation	1,358	—
Repurchases of common stock in the open market	(914)	(956)
Proceeds from stock option exercises	209	232
Other	(126)	(5)
Net cash provided by (used in) financing activities	(4,606)	4,194

Effect of exchange rate changes on cash and cash equivalents	144	(28)
Net increase (decrease) in cash and cash equivalents	8,448	(23,455)
Cash and cash equivalents at beginning of period	4,151	28,902
Cash and cash equivalents at end of period	$12,599	$5,447

See accompanying notes to condensed consolidated financial statements.

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2012
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

The accompanying condensed consolidated balance sheet as of September 30, 2012, the condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011, the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2012 and 2011, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011 have not been audited, but have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011, as presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2012 interim period are not necessarily indicative of results to be expected for the entire year. Certain prior year amounts have been reclassified to conform to current year presentation.

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

September 30, 2012
(Unaudited)

(3)	Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in the automotive sector. Revenue from the automotive industry accounted for approximately 17% of our consolidated revenue for both nine-month periods ended September 30, 2012 and 2011. We also have a concentration of revenue from the United States government. For the nine months ended September 30, 2012 and 2011, sales to the United States government and its agencies represented approximately 13% and 15%, respectively, of our consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by us as separate customers. No single customer accounted for more than 10% of our revenue for the nine months ended September 30, 2012 or accounts receivable as of September 30, 2012.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
	(In thousands)
Non-dilutive instruments	48	155	74	102

Dilutive common stock equivalents	319	264	343	235

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2012
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

Asentus

On June 29, 2012, through our wholly-owned subsidiaries in Canada and Europe, we acquired the business and operations of Asentus Consulting Group Ltd. and Asentus Europe B.V. (collectively, “Asentus”). Asentus is an international provider of IT technical training content, and live and virtual training event services, with offices in Vancouver, Canada, The Netherlands, Germany and France. The total upfront purchase price for both companies was $1,500,000, of which $1,100,000 was paid in cash at closing and $400,000 is payable subsequent to a working capital adjustment as defined in the purchase agreement which we expect to finalize and pay during the fourth quarter of 2012. In addition, the purchase agreement requires up to an additional $3,700,000 of consideration, contingent upon the achievement of certain earnings targets, as defined in the purchase agreement, during two successive twelve-month periods following the closing. Of the total contingent consideration, a maximum of $2,100,000 would be payable subsequent to the first twelve-month period following completion of the acquisition and a maximum of $1,600,000 would be payable subsequent to the second twelve-month period following completion of the acquisition.

The acquired Asentus business is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements since July 1, 2012. The pro-forma impact of the acquisition is not material to our results of operations.

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2012
(Unaudited)

The estimated fair value of the purchase price recorded by us consisted of the following (in thousands):

Cash purchase price paid at closing	$1,100
Estimated additional purchase price payable upon determination of working capital adjustment	400
Fair value of contingent consideration	765
Total estimated purchase price	$2,265

The purchase price allocation for the net assets acquired is as follows (in thousands):

Cash	$396
Accounts receivable	1,980
Prepaid expenses and other assets	518
Property and equipment	55
Amortizable intangible assets	443
Goodwill	1,862
Total assets acquired	5,254

Accounts payable, accrued expenses and other liabilities	2,892
Deferred tax liability	97
Total liabilities assumed	2,989

Net assets acquired	$2,265

We recorded amortizable intangible assets as a result of the acquisition, which included $325,000 of customer-related intangible assets which will be amortized over an estimated useful life of five years and $118,000 of intellectual property which will be amortized over an estimated useful life of three years.

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2012
(Unaudited)

Rovsing Dynamics

On September 17, 2012, we entered into an Asset Purchase Agreement with Rovsing Dynamics A/S (“Rovsing”), located in Denmark, a provider of vibration condition monitoring hardware and software, and on that date acquired the business and certain operating assets. The purchase price was approximately $700,000 in cash paid at closing.

The purchase price allocation for the assets acquired and liabilities assumed is as follows (in thousands):

Inventory	$276
Costs and estimated earnings in excess of billings on uncompleted contracts	488
Prepaid expenses and other assets	133
Property and equipment	5
Amortizable intangible assets	775
Goodwill	340
Total assets acquired	2,017

Accounts payable and accrued expenses	427
Billings in excess of costs and estimated earnings on uncompleted contracts	890
Total liabilities assumed	1,317

Net assets acquired	$700

We recorded a technology-related intangible asset of $775,000 related to proprietary software acquired which will be amortized over an estimated useful life of three years subsequent to the acquisition date. The acquired Rovsing business is included in the Energy Services segment and its results of operations have been included in the consolidated financial statements since September 17, 2012. The pro-forma impact of the acquisition is not material to our results of operations.

BlessingWhite

On October 1, 2012, we completed the acquisition of BlessingWhite, a provider of leadership development and employee engagement solutions. The purchase price was $10,022,000 in cash at closing, net of cash acquired. BlessingWhite will be included in the Learning Solutions segment and its results of operations will be included in the consolidated financial statements beginning October 1, 2012.

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2012
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

Below is a summary of the potential contingent consideration we may be required to pay in connection with completed acquisitions as of September 30, 2012 (dollars in thousands):

	Original range
	of potential	As of September 30, 2012
	undiscounted	Maximum contingent consideration due in
Acquisition:	payments	2012	2013	2014	Total
Milsom	$0 - $3,600	$—	$300	$—	$300
Option Six	$0 - $2,000	200	—	—	200
Marton House	$0 - $3,849	—	1,294	—	1,294
Bath Consulting	$0 - $2,435	—	889	1,099	1,988
Communication Consulting	$0 - $700	—	300	—	300
Asentus	$0 - $3,700	—	2,100	1,600	3,700
Total		$200	$4,883	$2,699	$7,782

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2012
(Unaudited)

Below is a summary of the changes in the recorded amount of contingent consideration liabilities from December 31, 2011 to September 30, 2012 for each acquisition (dollars in thousands):

			Change in
		2012	Fair Value of	Foreign
	Liability as of	Additions	Contingent	Currency	Liability as of
Acquisition:	Dec. 31, 2011	(Payments)	Consideration	Translation	Sept. 30, 2012
Milsom	$682	(437)	42	13	$300
Option Six	800	(800)	—	—	—
Marton House	311	—	419	11	741
Bath Consulting	1,197	(350)	421	59	1,327
Academy of Training	49	(78)	29	—	—
Asentus	—	765	(6)	25	784
Communication Consulting	239	(200)	(42)	3	—
Total	$3,278	(1,100)	863	111	$3,152

As of September 30, 2012 and December 31, 2011, contingent consideration included in accounts payable and accrued expenses on the consolidated balance sheet totaled $1,885,000 and $2,539,000, respectively. As of September 30, 2012 and December 31, 2011, we also had accrued contingent consideration totaling $1,267,000 and $739,000, respectively, included in other noncurrent liabilities on the consolidated balance sheet, representing the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2012
(Unaudited)

(6)	Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable business segment for the nine months ended September 30, 2012 were as follows (in thousands):

		Professional	Sandy	Performance
	Learning	& Technical	Training &	Readiness	Energy
	Solutions	Services	Marketing	Group	Services	Total
Net book value at Dec. 31, 2011
Goodwill	$47,149	$37,480	$6,161	$9,795	$8,170	$108,755
Accumulated impairment losses	(2,079)	(7,830)	(5,508)	—	—	(15,417)
Total	45,070	29,650	653	9,795	8,170	93,338
Acquisitions	1,862	—	—	—	340	2,202
Foreign currency translation	891	—	—	—	—	891
Net book value at Sept. 30, 2012
Goodwill	49,902	37,480	6,161	9,795	8,510	111,848
Accumulated impairment losses	(2,079)	(7,830)	(5,508)	—	—	(15,417)
Total	$47,823	$29,650	$653	$9,795	$8,510	$96,431

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2012
(Unaudited)

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

	Gross Carrying	Accumulated	Net Carrying
September 30, 2012	Amount	Amortization	Amount
Customer relationships	$21,348	$(9,004)	$12,344
Tradenames	791	(577)	214
Software and other	2,499	(1,171)	1,328
	$24,638	$(10,752)	$13,886

December 31, 2011
Customer relationships	$20,154	$(6,229)	$13,925
Tradenames	791	(280)	511
Contract backlog	374	(367)	7
Software and other	1,589	(910)	679
	$22,908	$(7,786)	$15,122

(7)	Stock-Based Compensation

We recognize compensation expense for stock-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2012	2011	2012	2011
Non-qualified stock options	$105	$229	$587	$684
Restricted stock units	224	194	482	451
Board of Directors stock grants	75	78	287	279
Total stock-based compensation	$404	$501	$1,356	$1,414

Pursuant to our 2011 Stock Incentive Plan, we may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of our common stock to officers, employees or members of the Board of Directors. As of September 30, 2012, we had non-qualified stock options and restricted stock units outstanding under these plans as discussed below.

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2012
(Unaudited)

Non-Qualified Stock Options

Summarized information for the Company’s non-qualified stock options is as follows:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
Stock Options	options	exercise price	term	value
Outstanding at December 31, 2011	1,441,370	$9.93
Granted	48,500	17.35
Exercised	(715,960)	10.84
Forfeited	(35,900)	11.69
Expired	(9,920)	3.36
Outstanding at September 30, 2012	728,090	$9.53	3.22	$7,130,000
Stock options expected to vest	712,690	$9.54	3.21	$6,973,000
Exercisable at September 30, 2012	296,390	$9.03	2.37	$3,048,000

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

	Nine	Weighted
	months ended	average
	September 30,	grant date
	2012	fair value
	(In shares)	(In dollars)
Outstanding and unvested, beginning of period	102,967	$6.43
Granted	190,500	19.25
Vested	(13,560)	9.00
Forfeited	(5,044)	8.73
Outstanding and unvested, end of period	274,863	$15.15
Restricted stock units expected to vest	261,103	$15.05

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2012
(Unaudited)

(8)	Short-Term Borrowings

As of September 30, 2012, we had a $50 million Financing and Security Agreement (the “Credit Agreement”) with a bank that expires on October 31, 2014 and is secured by certain of our assets. The Credit Agreement contains a provision to increase the maximum principal amount to $75,000,000 upon lender approval. The maximum interest rate on borrowings under the Credit Agreement is the daily LIBOR market index rate plus 2.25%. Based upon our financial performance, the interest rate can be reduced to a minimum of LIBOR plus 1.0%. For the three months ended September 30, 2012, the rate was LIBOR plus 1.0%. The Credit Agreement contains covenants with respect to our minimum tangible net worth, total liabilities to tangible net worth ratio and cash flow to debt service ratio. We were in compliance with all loan covenants under the Credit Agreement as of September 30, 2012. As of September 30, 2012, there were no borrowings outstanding and $50,000,000 of available borrowings under the Credit Agreement.

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

During the third quarter of 2012, we recognized an income tax benefit of $1,602,000 on the reduction of an uncertain tax position liability relating to a prior tax deduction that is now outside the applicable statute of limitations. The income tax benefit included a $1,418,000 reduction in the uncertain tax position liability and the reversal of $184,000 of accrued interest and penalties. As of September 30, 2012, after recording the reduction of the uncertain tax position liability, we had no other uncertain tax positions reflected on our consolidated balance sheet.

We and our subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examination by tax authorities for years prior to 2009, with the exception of the net operating loss generated in 2003 that was utilized on the 2008 and 2009 tax returns.

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2012
(Unaudited)

(10)	Stockholders’ Equity

Changes in stockholders’ equity during the nine months ended September 30, 2012 were as follows (in thousands):

					Accumulated
		Additional		Treasury	other	Total
	Common	paid-in	Accumulated	stock	comprehensive	stockholders’
	stock	capital	deficit	at cost	loss	equity
Balance at December 31, 2011	$188	$165,519	$(18,733)	$(358)	$(3,222)	$143,394
Net income	-	-	16,551	-	-	16,551
Foreign currency translation adjustment	-	-	-	-	1,415	1,415
Repurchases of common stock	-	-	-	(914)	-	(914)
Stock-based compensation expense	-	1,288	-	-	-	1,288
Issuance of stock for employer contributions to retirement plan	-	542	-	949	-	1,491
Income tax benefit from stock-based compensation	-	1,358	-	-	-	1,358
Shares withheld in exchange for tax withholding payments on stock-based compensation	-	(1,982)	-	-	-	(1,982)
Other	3	301	-	-	-	304
Balance at September 30, 2012	$191	$167,026	$(2,182)	$(323)	$(1,807)	$162,905

(11)	Business Segments

As of September 30, 2012, we operated through five reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing, (iv) Performance Readiness Group (formerly RWD), and (v) Energy Services. Our Learning Solutions segment represents an aggregation of two operating groups in accordance with the aggregation criteria in U.S. GAAP, while all of the other reportable segments each represent one operating group. We are organized by operating group primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

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

September 30, 2012
(Unaudited)

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

Performance Readiness Group. Formerly named RWD, this segment represents a portion of the consulting business acquired from RWD Technologies, LLC in April 2011. Certain of the other acquired RWD business units are managed within the Professional & Technical Services and Sandy segments discussed above. The Performance Readiness Group provides human capital management and IT consulting services, end-user training, change management, knowledge management and operator effectiveness management solutions in industries such as manufacturing, aerospace, healthcare, life sciences, consumer products, financial, telecommunications, services and higher education as well as the public sector.

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

September 30, 2012
(Unaudited)

The following tables set forth the revenue and operating income of each of our operating segments and includes a reconciliation of segment revenue to consolidated revenue and operating income to consolidated income before income tax expense (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
Revenue:	2012	2011	2012	2011
Learning Solutions	$41,897	$33,230	$115,336	$94,663
Professional & Technical Services	20,938	22,289	67,891	61,530
Sandy Training & Marketing	16,878	13,163	51,083	39,301
Performance Readiness Group	13,682	14,884	42,810	26,896
Energy Services	6,276	5,382	18,467	16,885
	$99,671	$88,948	$295,587	$239,275
Operating income:
Learning Solutions	$4,611	$2,660	$11,949	$6,309
Professional & Technical Services	993	2,551	4,181	5,482
Sandy Training & Marketing	1,078	644	3,286	1,805
Performance Readiness Group	556	70	2,007	652
Energy Services	1,801	1,339	4,903	3,908
Gain on reversal of deferred rent liability	-	-	-	1,041
Gain (loss) on change in fair value of contingent consideration, net	(792)	303	(863)	506
Operating income	8,247	7,567	25,463	19,703

Interest expense	(75)	(51)	(175)	(149)
Other income	72	157	262	498
Income before income tax expense	$8,244	$7,673	$25,550	$20,052

(12)	Subsequent Event

On October 1, 2012, we completed the acquisition of BlessingWhite. See further details regarding the acquisition in Note 5.

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

As of September 30, 2012, we operated through five reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing (“Sandy”), (iv) Performance Readiness Group (formerly RWD), and (v) Energy Services. Our Learning Solutions segment represents an aggregation of two operating groups in accordance with the aggregation criteria in U.S. GAAP, while all of the other reportable segments each represent one operating group. We are organized by operating group, primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

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

Performance Readiness Group. Formerly named RWD, this segment represents a portion of the consulting business acquired from RWD Technologies, LLC in April 2011. Certain of the other acquired RWD business units are managed within the Professional & Technical Services and Sandy segments discussed above. The Performance Readiness Group provides human capital management and IT consulting services, end-user training, change management, knowledge management and operator effectiveness management solutions in industries such as manufacturing, aerospace, healthcare, life sciences, consumer products, financial, telecommunications, services and higher education as well as the public sector.

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

Asentus

On June 29, 2012, through our wholly-owned subsidiaries in Canada and Europe, we acquired the business and operations of Asentus Consulting Group Ltd. and Asentus Europe B.V. (collectively, “Asentus”). Asentus is an international provider of IT technical training content, and live and virtual training event services, with offices in Vancouver, Canada, The Netherlands, Germany and France. The total upfront purchase price for both companies was $1.5 million, of which $1.1 million was paid in cash at closing and $0.4 million is payable subsequent to a working capital adjustment as defined in the purchase agreement which we expect to finalize and pay during the fourth quarter of 2012. In addition, the purchase agreement requires up to an additional $3.7 million of consideration, contingent upon the achievement of certain earnings targets, as defined in the purchase agreement, during two successive twelve-month periods following the closing. Of the total contingent consideration, a maximum of $2.1 million would be payable subsequent to the first twelve-month period following completion of the acquisition and a maximum of $1.6 million would be payable subsequent to the second twelve-month period following completion of the acquisition.

The acquired Asentus business is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements since July 1, 2012. The pro-forma impact of the acquisition is not material to our results of operations.

The estimated fair value of the purchase price recorded by us consisted of the following (in thousands):

Cash purchase price paid at closing	$1,100
Estimated additional purchase price payable upon finalization of working capital adjustment	400
Fair value of contingent consideration	765
Total estimated purchase price	$2,265

The purchase price allocation for the net assets acquired is as follows (in thousands):

Cash	$396
Accounts receivable	1,980
Prepaid expenses and other assets	518
Property and equipment	55
Amortizable intangible assets	443
Goodwill	1,862
Total assets acquired	5,254
Accounts payable, accrued expenses and other liabilities	2,892
Deferred tax liability	97
Total liabilities assumed	2,989

Net assets acquired	$2,265

We recorded amortizable intangible assets as a result of the acquisition, which included $0.3 million of customer-related intangible assets which will be amortized over an estimated useful life of five years and $0.1 million of intellectual property which will be amortized over an estimated useful life of three years.

Rovsing Dynamics

On September 17, 2012, we entered into an Asset Purchase Agreement with Rovsing Dynamics A/S (“Rovsing”), located in Denmark, a provider of vibration condition monitoring hardware and software, and on that date acquired the business and certain operating assets. The purchase price was approximately $0.7 million in cash paid at closing.

The purchase price allocation for the assets acquired and liabilities assumed is as follows (in thousands):

Inventory	$276
Costs and estimated earnings in excess of billings on uncompleted contracts	488
Prepaid expenses and other assets	133
Property and equipment	5
Amortizable intangible assets	775
Goodwill	340
Total assets acquired	2,017

Accounts payable and accrued expenses	427
Billings in excess of costs and estimated earnings on uncompleted contracts	890
Total liabilities assumed	1,317

Net assets acquired	$700

We recorded a technology-related intangible asset of $0.8 million related to proprietary software acquired which will be amortized over an estimated useful life of three years subsequent to the acquisition date. The acquired Rovsing business is included in the Energy Services segment and its results of operations have been included in the consolidated financial statements since September 17, 2012. The pro-forma impact of the acquisition is not material to our results of operations.

BlessingWhite

On October 1, 2012, we completed the acquisition of BlessingWhite, a provider of leadership development and employee engagement solutions. The purchase price was $10.0 million in cash at closing, net of cash acquired. BlessingWhite will be included in the Learning Solutions segment and its results of operations will be included in the consolidated financial statements beginning October 1, 2012.

Operating Highlights

Three Months ended September 30, 2012 Compared to the Three Months ended September 30, 2011

For the three months ended September 30, 2012, we had income before income tax expense of $8.2 million compared to $7.7 million for the three months ended September 30, 2011. The increase in income was primarily due to an increase in operating income during the third quarter of 2012, the components of which are discussed below. Included in operating income for the third quarter of 2012 is a $0.8 million net loss on the change in estimated fair value of contingent consideration relating to acquisitions previously completed, compared to a net gain of $0.3 million in the third quarter of 2011. Excluding the change in fair value of contingent consideration, we had an increase in operating income of $1.8 million for the three months ended September 30, 2012. Net income was $6.2 million, or $0.32 per diluted share, for the three months ended September 30, 2012, compared to net income of $4.6 million, or $0.24 per diluted share, for the three months ended September 30, 2011. During the third quarter of 2012, we recognized an income tax benefit of $1.6 million on the reduction of an uncertain tax position liability relating to a prior tax deduction that is now outside the applicable statute of limitations. During the three months ended September 30, 2012, diluted weighted average shares outstanding increased by 0.3 million to 19.3 million shares outstanding compared to 19.0 million shares for the same period in 2011, primarily due to the issuance of shares for stock-based compensation and the effect of the increase in our stock price compared to the prior year on the results of the calculation of diluted weighted average shares outstanding.

Revenue

(Dollars in thousands)	Three months ended
	September 30,
	2012	2011

Learning Solutions	$41,897	$33,230
Professional & Technical Services	20,938	22,289
Sandy Training & Marketing	16,878	13,163
Performance Readiness Group	13,682	14,884
Energy Services	6,276	5,382
	$99,671	$88,948

Learning Solutions revenue increased $8.7 million or 26.1% during the third quarter of 2012 compared to the third quarter of 2011. The increase in revenue is due to the following:

•	A $3.4 million increase in revenue from our U.S. Learning Solutions organization, which is comprised of a $3.0 million increase in e-Learning and training BPO services primarily due to new contracts in 2011 and 2012 with clients specializing in financial services and human resource management, and expansion of work with existing clients, and a $0.4 million increase in e-Learning training content development for government clients;

•	A $3.2 million increase in revenue from our Europe operations, of which approximately $0.5 million is attributable to acquisitions completed in the United Kingdom. The remainder of the revenue increase is primarily due to a $1.4 million increase in training and BPO services provided to various existing customers, a $0.8 million increase in e-Learning content development and a $0.8 million increase in government funded skills training during the third quarter of 2012 compared to the same period in 2011. These increases were offset by a $0.3 million decrease in U.S. dollar revenue recognized from our operations in Europe due to the change in currency exchange rates during the third quarter of 2012 compared to the third quarter of 2011; and

•	A $2.1 million increase attributable to the Asentus acquisition completed in June 2012.

Professional & Technical Services revenue decreased $1.4 million or 6.1% during the third quarter of 2012 compared to the third quarter of 2011. The net decrease in revenue is due to the following:

•	A $0.9 million decrease in technical services for a pharmaceutical customer due to project completions; and

•	A $0.8 million decrease in revenue due to completion of a large lean consulting contract in 2012.

The above decreases were offset by a net $0.3 million increase in technical training and engineering services for various customers.

Sandy Training & Marketing revenue increased $3.7 million or 28.2% during the third quarter of 2012 compared to the third quarter of 2011. The increase in revenue is due to the following:

•	A $1.8 million increase for a new vehicle training programs for existing U.S. automotive customers;

•	A $1.3 million increase in product sales training for a large west coast automotive customer; and

•	A $0.6 million net increase in revenue due to an increase in technical training services for various automotive and manufacturing customers, primarily due to certain client projects being transferred from the Performance Readiness Group to the Sandy group at the beginning of 2012, which resulted in a $0.5 million revenue increase in the segment during the third quarter of 2012 compared to the third quarter of 2011.

Performance Readiness Group (formerly RWD) revenue decreased $1.2 million or 8.1% during the third quarter of 2012 compared to the third quarter of 2011. The decrease in revenue is primarily due to a $1.9 million decrease in ERP implementation services due to project completions and a $0.5 million decrease in e-Learning content development services during the third quarter of 2012 compared to the third quarter of 2011. These decreases were partially offset by a $1.7 million increase in training services for various customers. In addition, as noted above, certain client projects were transferred from this segment to the Sandy segment at the beginning of 2012 which resulted in a $0.5 million revenue decrease in this segment.

Energy Services revenue increased $0.9 million or 16.6% during the third quarter of 2012 compared to the third quarter of 2011. The Rovsing acquisition which was completed on September 17, 2012 contributed approximately $0.1 million of revenue during the third quarter of 2012. The remainder of the revenue increase is primarily due to an increase in EtaProTM software sales and related services, increased technical training, and a $0.2 million one-time product sale during the third quarter of 2012.

Gross Profit

(Dollars in thousands)	Three months ended
	September 30,
	2012		2011
		% Revenue		% Revenue
Learning Solutions	$8,390	20.0%	$5,774	17.4%
Professional & Technical Services	2,829	13.5%	4,055	18.2%
Sandy Training & Marketing	2,588	15.3%	1,770	13.4%
Performance Readiness Group	1,871	13.7%	1,570	10.5%
Energy Services	2,251	35.9%	1,696	31.5%
	$17,929	18.0%	$14,865	16.7%

Learning Solutions gross profit of $8.4 million or 20.0% of revenue for the third quarter of 2012 increased by $2.6 million or 45.3% when compared to gross profit of $5.8 million or 17.4% of revenue for the third quarter of 2011. Approximately $1.5 million of the increase in gross profit is attributable to the Europe operations in this segment and is due to increased revenue and profitability on BPO and government funded training services during the third quarter of 2012 compared to 2011. Approximately $1.3 million of the increase is due to an increase in profitability in our U.S. e-Learning and BPO organizations due to the revenue growth discussed above. These increases in gross profit were offset by a $0.2 million loss by the Asentus business which was acquired on June 29, 2012.

Professional & Technical Services gross profit of $2.8 million or 13.5% of revenue for the third quarter of 2012 decreased by $1.2 million or 30.2% when compared to gross profit of $4.1 million or 18.2% of revenue for the third quarter of 2011. The decrease in gross profit was largely due to the revenue declines discussed above and a $0.3 million loss by our alternative fuels business during the third quarter of 2012. In addition, gross profit as a percentage of revenue also declined primarily due to a reduction in higher margin lean consulting services and reduced profit margins on certain government projects during the third quarter of 2012 compared to the third quarter of 2011.

Sandy Training & Marketing gross profit of $2.6 million or 15.3% of revenue for the third quarter of 2012 increased by $0.8 million or 46.2% when compared to gross profit of $1.8 million or 13.4% of revenue for the third quarter of 2011. The increase in both gross profit dollars and margin is due to the revenue increases noted above.

Performance Readiness Group (formerly RWD) gross profit of $1.9 million or 13.7% of revenue for the third quarter of 2012 increased by $0.3 million or 19.2% when compared to gross profit of $1.6 million or 10.5% of revenue for the third quarter of 2011. Despite the net revenue decrease in this segment, gross profit increased during the third quarter of 2012 due to overhead cost reductions that were made earlier in 2012.

Energy Services gross profit of $2.3 million or 35.9% of revenue for the third quarter of 2012 increased by $0.6 million or 32.7% when compared to gross profit of $1.7 million or 31.5% of revenue for the third quarter of 2011. The increase is primarily due to a $0.2 million one-time product sale as well as an increase in profitability on GPiLearn and EtaPro products and services during the third quarter of 2012 compared to the third quarter of 2011.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.3 million or 17.0% from $7.6 million for the third quarter of 2011 to $8.9 million for the third quarter of 2012. The increase is primarily due to the acquisitions we completed in 2011 which resulted in a $0.6 million increase in labor and benefits expense, a net $0.5 million increase in various costs such as legal, IT infrastructure, software licenses and depreciation, a $0.1 million increase in intangible asset amortization expense, and a $0.1 million increase in G&A expense related to our foreign subsidiaries during the third quarter of 2012 compared to the third quarter of 2011.

Change in Fair Value of Contingent Consideration

We recognized a net loss on the change in fair value of contingent consideration related to acquisitions of $0.8 million for the three months ended September 30, 2012 compared to a net gain of $0.3 million for the same period in 2011. Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“Topic 805”) requires that contingent consideration be recognized at fair value on the acquisition date and be re-measured each reporting period with subsequent adjustments recognized in the consolidated statement of operations. We estimate the fair value of contingent consideration liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. We believe our estimates and assumptions are reasonable; however, there is significant judgment involved. At each reporting date, the contingent consideration obligation will be revalued to estimated fair value and changes in fair value subsequent to the acquisitions will be reflected in income or expense in the consolidated statements of operations, and could cause a material impact to, and volatility in, our operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. See Note 5 to the Condensed Consolidated Financial Statements for further details regarding the potential contingent consideration payments and the changes in fair value of the related liabilities during the three months ended September 30, 2012 for each acquisition.

Interest Expense

Interest expense was consistent at approximately $0.1 million for the third quarters of both 2012 and 2011.

Other Income

Other income was $0.1 million for the third quarter of 2012 compared to $0.2 million for the third quarter of 2011 and consisted primarily of income from a joint venture and foreign currency gains and losses in both years.

Income Tax Expense

Income tax expense was $2.1 million for the third quarter of 2012 compared to $3.1 million for the third quarter of 2011. During the third quarter of 2012, we recognized an income tax benefit of $1.6 million on the reduction of an uncertain tax position liability relating to a prior tax deduction that is now outside the applicable statute of limitations. The income tax benefit included a $1.4 million reduction in the uncertain tax position liability and the reversal of $0.2 million of accrued interest and penalties. In addition, we recognized a net loss of $0.8 million on the change in estimated fair value of contingent consideration during the third quarter of 2012, for which we received no income tax benefit. Excluding the impact of these items, our effective income tax rate was 40.5% for the three months ended September 30, 2012 compared to 39.8% for the same period in 2011. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the federal, state and foreign statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Nine Months ended September 30, 2012 Compared to the Nine Months ended September 30, 2011

For the nine months ended September 30, 2012, we had income before income tax expense of $25.6 million compared to $20.1 million for the nine months ended September 30, 2011. The increase in income was primarily due to an increase in operating income, the components of which are discussed below. Included in operating income for the nine months ended September 30, 2012 is a $0.9 million net loss on the change in estimated fair value of contingent consideration, compared to a net gain of $0.5 million in the same period in 2011. Included in operating income for the nine months ended September 30, 2011 is a $1.0 million gain on the reversal of a deferred rent liability related to the execution of a new lease for our Troy, Michigan facility which is discussed in more detail below. Excluding these items, we had an increase in operating income of $8.2 million for the nine months ended September 30, 2012. Net income was $16.6 million, or $0.86 per diluted share, for the nine months ended September 30, 2012, compared to net income of $11.9 million, or $0.63 per diluted share, for the nine months ended September 30, 2011.

Revenue

(Dollars in thousands)	Nine months ended
	September 30,
	2012	2011

Learning Solutions	$115,336	$94,663
Professional & Technical Services	67,891	61,530
Sandy Training & Marketing	51,083	39,301
Performance Readiness Group	42,810	26,896
Energy Services	18,467	16,885
	$295,587	$239,275

Learning Solutions revenue increased $20.7 million or 21.8% during the nine months ended September 30, 2012 compared to the same period in 2011. The increase in revenue is due to the following:

•	A $8.9 million increase in our U.S. Learning Solutions organization due to increased e-Learning content development and training BPO services primarily due to new contracts in 2011 and 2012 with clients specializing in financial services and human resource management and expansion of work with existing clients;

•	A $9.7 million increase in revenue from our Europe operations, of which approximately $5.2 million is attributable to acquisitions completed in the United Kingdom during 2011 and 2012. The remainder of the revenue increase is comprised of a $3.6 million increase in training and BPO services provided to various existing customers and a $2.0 million increase in government funded skills training during the nine months ended September 30, 2012 compared to the same period in 2011. These increases were offset by a $1.1 million decrease in U.S. dollar revenue recognized from our operations in Europe due to the change in currency exchange rates during the nine months ended September 30, 2012 compared to the same period in 2011; and

•	A $2.1 million increase attributable to the Asentus acquisition completed in June 2012.

Professional & Technical Services revenue increased $6.4 million or 10.3% during the nine months ended September 30, 2012 compared to the same period in 2011. The increase in revenue is due to the following:

•	A $3.5 million increase relating to construction projects for LNG fueling station facilities;

•	A $3.2 million increase in revenue attributable to the acquired RWD business units which are included in this segment due to there being a full nine months of results of 2012 compared to 5.5 months in 2011; and

•	A $2.1 million net increase in revenue due to an increase in technical training services for various customers, primarily in the manufacturing, steel and oil & gas industries.

The revenue increases in this segment were offset by a $1.2 million decrease in technical services for a pharmaceutical customer due to project completions and a $1.2 million decrease in revenue due to completion of a large lean consulting contract in 2012.

Sandy Training & Marketing revenue increased $11.8 million or 30.0% during the nine months ended September 30, 2012 compared to the same period in 2011. The revenue increase is due to the following:

•	A $1.3 million increase attributable to the automotive business unit acquired from RWD in April 2011 due to there being a full nine months of results of 2012 compared to 5.5 months in 2011.

•	A $4.4 million increase in new vehicle launch events and product sales training services for a large west coast automotive customer during the nine months ended September 30, 2012 compared to the same period in 2011;

•	A $3.9 million net increase in training services for existing U.S. automotive customers;

•	A $0.9 million increase due to certain client projects being transferred from the Performance Readiness Group to the Sandy segment at the beginning of 2012;

•	A $0.7 million net increase in revenue primarily due to an increase in both technical and sales training services for various customers; and

•	A $0.6 million increase in vehicle publications revenue, as the quantity of publications shipped during 2012 increased compared to 2011. Shipments of publications occur at various times throughout the year and the volume of publications shipped could fluctuate from quarter to quarter. Currently, publications are shipped during the second and fourth quarters of each year. Publications revenue in the Sandy Training & Marketing segment totaled $3.3 million during the nine months ended September 30, 2012 compared to $2.6 million during the same period in 2011.

Performance Readiness Group (formerly RWD) revenue increased $15.9 million or 59.2% during the nine months ended September 30, 2012 compared to the same period in 2011. The majority of the increase is attributable to there being a full nine months of results in 2012 compared to only 5.5 months of results in 2011.

Energy Services revenue increased $1.6 million or 9.4% during the nine months ended September 30, 2012 compared to the same period in 2011. The Rovsing acquisition which was completed on September 17, 2012 contributed approximately $0.1 million of revenue during the nine months ended September 30, 2012. The remainder of the revenue increase is due to increases in EtaProTM software sales and related services and workforce development training for energy customers during the nine months ended September 30, 2012 compared to 2011.

Gross Profit

(Dollars in thousands)	Nine months ended
	September 30,
	2012		2011
		% Revenue		% Revenue
Learning Solutions	$22,453	19.5%	$15,697	16.6%
Professional & Technical Services	10,036	14.8%	10,405	16.9%
Sandy Training & Marketing	7,782	15.2%	5,571	14.2%
Performance Readiness Group	6,038	14.1%	3,464	12.9%
Energy Services	6,237	33.8%	5,231	31.0%
	$52,546	17.8%	$40,368	16.9%

Learning Solutions gross profit of $22.5 million or 19.5% of revenue for the nine months ended September 30, 2012 increased by $6.8 million or 43.0% when compared to gross profit of $15.7 million or 16.6% of revenue for the same period in 2011. Approximately $1.6 million of the increase in gross profit is attributable to the acquisitions we completed in 2011 and 2012. In addition, $3.0 million of the increase in gross profit is attributable to the Europe operations in this segment primarily due to increased revenue and profitability on government funded skills training services in the UK which have higher margins than the other businesses in this segment. The remaining $2.2 million increase in gross profit is due to an increase in profitability in our U.S. e-Learning and BPO organizations due to the revenue growth discussed above.

Professional & Technical Services gross profit of $10.0 million or 14.8% of revenue for the nine months ended September 30, 2012 decreased by $0.4 million or 3.5% when compared to gross profit of $10.4 million or 16.9% of revenue for the same period in 2011. Despite the net revenue increase in this segment, gross profit decreased primarily due to a decline in revenue and gross profit on a high margin lean consulting project and reduced profit margins on certain government projects during the nine months ended September 30, 2012 compared to the same period in 2011.

Sandy Training & Marketing gross profit of $7.8 million or 15.2% of revenue for the nine months ended September 30, 2012 increased by $2.2 million or 39.7% when compared to gross profit of $5.6 million or 14.2% of revenue for the same period in 2011. The increase in gross profit is primarily due to the revenue increases noted above.

Performance Readiness Group (formerly RWD) gross profit of $6.0 million, or 14.1% of revenue for the nine months ended September 30, 2012 increased by $2.6 million or 74.3% when compared to gross profit of $3.5 million or 12.9% of revenue for the same period in 2011. Approximately $1.8 million of the increase in gross profit is attributable to there being a full nine months of results in 2012 compared to only 5.5 months of results in 2011. The remainder of the increase in gross profit is primarily due to cost reductions made in early 2012.

Energy Services gross profit was $6.2 million or 33.8% of revenue for the nine months ended September 30, 2012 increased $1.0 million or 19.2% compared to gross profit of $5.2 million or 31.0% of revenue for the same period in 2011 primarily due to an increase in revenue and profitability on GPiLearn and EtaPro products and services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.0 million or 18.0% from $22.2 million for the nine months ended September 30, 2011 to $26.2 million for the same period in 2012. The increase is primarily due to the acquisitions we completed in 2011 which resulted in a $1.9 million increase in labor and benefits expense, a $0.9 million increase in intangible asset amortization expense, a $0.8 million net increase in other various costs such as IT infrastructure, software, accounting, business insurance and depreciation, and a $0.4 million increase in G&A expenses related to our foreign subsidiaries during the nine months ended September 30, 2012 compared to the same period in 2011.

Gain on Reversal of Deferred Rent Liability

In June 2011, we terminated a sublease and entered into a new lease directly with the owner of an office building in Troy, Michigan. Prior to entering into the new lease, we had a deferred rent liability on our balance sheet of $1.0 million, which represented the difference between the actual monthly rent owed to date and the rent expense recognized on a straight-line basis for the scheduled rent increases over the term of the original sublease. Upon entering into the new lease, we reversed the deferred rent liability associated with the terminated sublease. As a result, we recognized a net gain of $1.0 million in the consolidated statement of operations during the second quarter ended June 30, 2011.

Change in Fair Value of Contingent Consideration

We recognized a net loss on the change in fair value of contingent consideration related to acquisitions of $0.9 million for the nine months ended September 30, 2012, compared to a net gain of $0.5 million for the nine months ended September 30, 2011. ASC Topic 805 requires that contingent consideration be recognized at fair value on the acquisition date and be re-measured each reporting period with subsequent adjustments recognized in the consolidated statement of operations. We estimate the fair value of contingent consideration liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. We believe our estimates and assumptions are reasonable; however, there is significant judgment involved. At each reporting date, the contingent consideration obligation will be revalued to estimated fair value and changes in fair value subsequent to the acquisitions will be reflected in income or expense in the consolidated statements of operations, and could cause a material impact to, and volatility in, our operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. See Note 5 to the Condensed Consolidated Financial Statements for further details regarding the potential contingent consideration payments and the changes in fair value of the related liabilities during the three and nine months ended September 30, 2012 for each acquisition.

Interest Expense

Interest expense was $0.2 million for the nine months ended September 30, 2012 and $0.1 million for the same period in 2011.

Other Income

Other income was $0.3 million for the nine months ended September 30, 2012 compared to $0.5 million for the same period in 2011 and consisted primarily of income from a joint venture and foreign currency gains and losses in both years.

Income Tax Expense

Income tax expense was $9.0 million for the nine months ended September 30, 2012 compared to $8.1 million for the same period in 2011. During the third quarter of 2012, we recognized an income tax benefit of $1.6 million on the reduction of an uncertain tax position liability relating to a prior tax deduction that is now outside the applicable statute of limitations. The income tax benefit included a $1.4 million reduction in the uncertain tax position liability and the reversal of $0.2 million of accrued interest and penalties. In addition, we recognized a net loss of $0.9 million on the change in estimated fair value of contingent consideration during the nine months ended September 30, 2012, for which we received no income tax benefit. Excluding the impact of these items, our effective income tax rate was 40.1% for the nine months ended September 30, 2012 compared to 40.6% for the same period in 2011. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the federal, state and foreign statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Liquidity and Capital Resources

Working Capital

For the nine months ended September 30, 2012, our working capital increased $16.1 million from $36.0 million at December 31, 2011 to $52.1 million at September 30, 2012 primarily due to cash generated from operations. As of September 30, 2012 we had no long-term debt and no short-term borrowings outstanding. We believe that cash generated from operations and borrowings available under our Credit Agreement ($50 million of available borrowings as of September 30, 2012) will be sufficient to fund our working capital and other requirements for at least the next twelve months.

As of September 30, 2012, the amount of cash and cash equivalents held outside of the U.S. by foreign subsidiaries was $8.5 million. At the present time, we do not anticipate repatriating these balances to fund domestic operations. We would be required to accrue for and pay taxes in the U.S. on the majority of this cash in the event we decided to repatriate these funds.

Acquisition-Related Payments

We may be required to pay the following additional contingent consideration in connection with acquisitions we previously completed (dollars in thousands):

	As of September 30, 2012				Recorded
	Maximum potential contingent consideration due in				Liability as of
Acquisition:	2012	2013	2014	Total	Sept. 30, 2012
Milsom	$—	$300	$—	$300	$300
Option Six	200	—	—	200	—
Marton House	—	1,294	—	1,294	741
Bath Consulting	—	889	1,099	1,988	1,327
Communication Consulting	—	300	—	300	—
Asentus	—	2,100	1,600	3,700	784
Total	$200	$4,883	$2,699	$7,782	$3,152

Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in the automotive sector. Revenue from the automotive industry accounted for approximately 17% of our consolidated revenue for both nine-month periods ended September 30, 2012 and 2011. We also have a concentration of revenue from the United States government. For the nine months ended September 30, 2012 and 2011, sales to the United States government and its agencies represented approximately 13% and 15%, respectively, of our consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by us as separate customers. No single customer accounted for more than 10% of our revenue during the nine months ended September 30, 2012 or accounts receivable as of September 30, 2012.

Cash Flows

Nine Months ended September 30, 2012 Compared to the Nine Months ended September 30, 2011

Our cash balance increased $8.4 million from $4.2 million as of December 31, 2011 to $12.6 million as of September 30, 2012. The increase in cash and cash equivalents during the nine months ended September 30, 2012 resulted from cash provided by operating activities of $17.0 million, cash used in investing activities of $4.1 million, cash used in financing activities of $4.6 million and a $0.1 million positive effect due to exchange rate changes on cash and cash equivalents.

Cash provided by operating activities was $17.0 million for the nine months ended September 30, 2012 compared to $10.6 million for the same period in 2011. The increase in cash provided by operating activities is primarily due to an increase in net income and non-cash add-backs to net income during the nine months ended September 30, 2012 compared to the same period in 2011.

Cash used in investing activities was $4.1 million for the nine months ended September 30, 2012 compared to $38.2 million for the same period in 2011. The decrease in cash used in investing activities is primarily due to $1.9 million of cash used for acquisitions, net of cash acquired, during the nine months ended September 30, 2012 compared to $35.8 million of cash used for acquisitions during the same period in 2011. Fixed asset additions were $2.2 million and $2.4 million for the nine months ended September 30, 2012 and 2011, respectively.

Cash used in financing activities was $4.6 million for the nine months ended September 30, 2012 compared to $4.2 million of cash provided by financing activities for the same period in 2011. The change in cash used in financing activities is primarily due to $6.2 million of proceeds from short-term borrowings in 2011 compared to zero borrowings in 2012, a $1.9 million increase in tax withholding payments during 2012 on behalf of employees for stock-based compensation income in exchange for shares surrendered, and a $1.9 million decrease in negative cash book balances. These decreases in cash were offset by a $1.4 million income tax benefit on stock-based compensation for employee compensation realized on the exercise of stock options and the vesting of restricted stock units during the nine months ended September 30, 2012 compared to no such benefit realized during the same period in 2011.

Short-term Borrowings

As of September 30, 2012, we had a $50 million Financing and Security Agreement (the “Credit Agreement”) with a bank that expires on October 31, 2014 and is secured by certain of our assets. The Credit Agreement contains a provision to increase the maximum principal amount to $75 million upon lender approval. The maximum interest rate on borrowings under the Credit Agreement is the daily LIBOR market index rate plus 2.25%. Based upon our financial performance, the interest rate can be reduced to a minimum of LIBOR plus 1.0%. For the three months ended September 30, 2012, the rate was LIBOR plus 1.0%. The Credit Agreement contains covenants with respect to our minimum tangible net worth, total liabilities to tangible net worth ratio and cash flow to debt service ratio. We were in compliance with all loan covenants under the Credit Agreement as of September 30, 2012. As of September 30, 2012, there were no borrowings outstanding and $50.0 million of available borrowings under the Credit Agreement.

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

Off-Balance Sheet Commitments

As of September 30, 2012, we do not have any off-balance sheet commitments except for operating leases and letters of credit entered into in the normal course of business.

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

Internal Control Over Financial Reporting

During the quarter ended September 30, 2012, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d—15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company has no material changes to the disclosure made in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

Item 1A.	Risk Factors

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company's share repurchase activity for the three months ended September 30, 2012:

	Issuer Purchases of Equity Securities
				Total number		Approximate
				of shares		dollar value of
	Total number		Average	purchased as		shares that may yet
	of shares		price paid	part of publicly		be purchased under
Month	purchased		per share	announced program		the program
July 1-31, 2012	-		-	-		$4,015,000
August 1-31, 2012	79,348	(1)	$19.37	8,301	(2)	$3,860,000
September 1-30, 2012	14,425	(1)	$19.72	14,260	(2)	$3,578,000

(1)	Includes 71,212 shares surrendered to satisfy tax withholding obligations on restricted stock units which vested and shares surrendered to exercise stock options and satisfy the related tax withholding obligations during August and September 2012.
(2)	Represents shares repurchased in the open market in connection with our share repurchase program under which we may repurchase shares of our common stock from time to time in the open market subject to prevailing business and market conditions and other factors. There is no expiration date for the repurchase program.

Item 6.     Exhibits

31.1	Certification of Chief Executive Officer of the Company dated November 1, 2012 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Executive Vice President and Chief Financial Officer of the Company dated November 1, 2012 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company dated November 1, 2012 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from GP Strategies Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements. *

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GP STRATEGIES CORPORATION

November 1, 2012	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

/s/ Sharon Esposito-Mayer
Sharon Esposito-Mayer
Executive Vice President and Chief Financial Officer

