Form 10-K
period 2012-12-31
GP STRATEGIES CORP
filed 2013-02-26
CIK 70415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the outstanding shares of the Registrant’s Common Stock, par value $.01 per share, held by non-affiliates as of June 30, 2012 was approximately $272,137,000.

The number of shares outstanding of the registrant’s Common Stock as of February 15, 2013:

Class	Outstanding
Common Stock, par value $.01 per share	19,059,797 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated herein by reference into Part III hereof.

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

PART I

Item 1:         Business

Company Overview

GP Strategies Corporation, which is a New York Stock Exchange (“NYSE”) listed company traded under the symbol GPX, is a global performance improvement solutions provider of training, e-Learning solutions, management consulting and engineering services. References in this report to “GP Strategies,” the “Company,” “we” and “our” are to GP Strategies Corporation and its subsidiaries, collectively.

We are a leading independent provider of customized training solutions focused on performance improvement initiatives for our clients. We also provide consulting, engineering and technical services which enhance our customized training capabilities and diversify our service offerings. We have global execution capabilities and provide services to a large customer base across a broad range of industries in over 45 countries. We serve leading companies in the automotive, steel, oil and gas, power, chemical, electronics and technology, manufacturing, software, financial, retail, healthcare and food and beverage industries, as well as government agencies. We have over four decades of experience in developing solutions to optimize workforce performance by providing services and products to our clients that assist them in successfully integrating their employees, processes and technology.

Over the last several years, we have focused on building our custom training business through internal growth and the acquisition of complementary businesses. We began executing our acquisition strategy in 2006 and have since completed over 20 acquisitions. The primary objectives of our acquisition strategy are to strengthen our capabilities in specific training and technical service areas, expand our global presence, and increase our customer base and market sector reach. As a result, we’ve added product sales training and leadership training, and strengthened our e-Learning and content development expertise, while also expanding further within Europe and Asia Pacific. Our acquisitions have also expanded our market sector reach, added new customers and enhanced our service offerings through the addition of new complementary services. We acquired four businesses during the year ended December 31, 2012 including: (i) BlessingWhite, a U.S. based provider of leadership development and employee engagement solutions, in October 2012; (ii) Rovsing Dynamics, a provider of vibration condition monitoring hardware and software located in Denmark, in September 2012; (iii) Asentus, an international provider of IT technical training content and live and virtual training event services located primarily in Canada and Europe, in June 2012; and (iv) Information Horizons, a provider of government funded skills training located in the United Kingdom, in May 2012. See Note 2 to the accompanying Consolidated Financial Statements for further details regarding our acquisitions, including the purchase price allocations.

Operating Segments

As of December 31, 2012, we operated through five reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing, (iv) Performance Readiness Solutions (formerly RWD), and (v) Energy Services. Our Learning Solutions segment represents an aggregation of two operating groups in accordance with the aggregation criteria in U.S. GAAP, while all of the other reportable segments each represent one operating group. We are organized by operating group primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

Further information regarding our business segments is discussed below.

Learning Solutions. The Learning Solutions segment delivers training, curriculum design and development, e-Learning services, system hosting, training business process outsourcing and consulting services primarily to large companies in the electronics and semiconductors, healthcare, software, financial and other industries as well as to government agencies. The ability to deliver a wide range of training services on a global basis allows this segment to take over the entire learning function for the client, including their training personnel. The October 2012 acquisition of BlessingWhite added proprietary leadership training content and employee engagement tools and services to this segment’s offerings.

Professional & Technical Services. This segment has over four decades of experience providing training, consulting, engineering and technical services, including lean consulting, emergency preparedness, safety and regulatory compliance, chemical demilitarization and environmental services primarily to large companies in the manufacturing, steel, pharmaceutical and petrochemical industries, federal and state government agencies and large government contractors. This segment also provides services to users of alternative fuels, including designing and constructing liquefied natural gas (LNG), liquid to compressed natural gas (LCNG) and hydrogen fueling stations, as well as supplying fuel and equipment.

Sandy Training & Marketing. The Sandy segment provides custom product sales training and has been a leader in serving manufacturing customers in the U.S. automotive industry for over 30 years. Sandy provides custom product sales training designed to better educate customer sales forces with respect to new vehicle features and designs, in effect rapidly increasing the sales force knowledge base and enabling them to address detailed customer queries. Furthermore, Sandy helps our clients assess their customer relationship marketing strategy, measure performance against competitors and connect with their customers on a one-to-one basis. This segment also provides technical training services to automotive manufacturers as well as customers in other industries.

Performance Readiness Solutions. Formerly named RWD, this segment represents a portion of the consulting business acquired from RWD Technologies, LLC in April 2011. Certain of the other acquired RWD business units are managed within the Professional & Technical Services and Sandy segments discussed above. Performance Readiness Solutions provides human capital management and IT consulting services, end-user training, change management, knowledge management and operator effectiveness management solutions in industries such as manufacturing, aerospace, healthcare, life sciences, consumer products, financial, telecommunications, services and higher education as well as the public sector.

Energy Services. The Energy Services segment provides engineering services, products and training primarily to electric power utilities. Our proprietary EtaProTM Performance and Condition Monitoring System provides a suite of performance and reliability solutions for power generation plants and is installed at over 1,000 power generating units in 34 countries. In addition to providing custom training solutions, this segment provides web-based training through our GPiLearnTM portal, which offers over 1,300 courses to over 30,000 power plant personnel in the U.S. and in over 40 countries.

Segment Financial Information

For financial information about our business segments and geographic operations and revenue, see Note 12 to the accompanying Consolidated Financial Statements.

Services and Products

Our personnel come from varied backgrounds in the corporate, technical, military and government arenas. They use their professional knowledge to create cost-effective solutions to address modern business and governmental performance challenges. Our training, consulting and engineering services and related product offerings are discussed in more detail below.

Training. We provide custom training services and products to support our customers’ existing operations, as well as the launch of new plants, products, equipment, technologies and processes. Our training services are comprehensive, covering all aspects of an organization's needs, including:

•	Content and Curriculum Development. Services include a fundamental analysis of the client’s needs, curriculum design, instructional material development (in hard copy, electronic/software or other format), information technology service support and delivery. Our instructional delivery capabilities include traditional classroom, structured on-the-job training (OJT), just-in-time methods, computer-based, web-based, video-based and the full spectrum of e-Learning technologies.

•	E-Learning. Though part of our content development services, our e-Learning capabilities distinguish themselves because we are able to function as a single-source e-Learning solutions provider through our integration services and hosting, the development and provisioning of proprietary content and the aggregation and distribution of third party content. While considered a custom content developer in this arena, we are also the creators of GPiLearnTM, a packaged, web-based training curriculum designed to equip workers with specialized maintenance, mechanical, operator and technical skills throughout the energy industry (nuclear, hydroelectric, wind farms and other power generating plants) in order to address that industry's growing needs for a skilled and multi-skilled workforce.

•

Learning & Training Outsourcing. We offer a wide range of training business process outsourcing (“BPO”) services, including design, delivery and global management of comprehensive learning programs for national and multinational businesses and government organizations. We can deliver our services individually or as a complete, integrated training solution. Solutions include the management of our customers’ training departments, as well as administrative processes, such as tuition assistance program management, vendor management, call center / help desk administration and learning management system (LMS) administration. Our services encompass a wide spectrum of learning engagements ranging from focusing on a single aspect of a learning process to multi-year contracts where we manage the learning infrastructure of our customer. In addition, we automate a large amount of our customers’ tuition reimbursement programs by utilizing our own proprietary software.

•	Documentation Development. Training-related documentation products include custom instructor and student training manuals, job aids to support technical skills development and instructional materials suitable for web-based and blended learning solutions.

•	Specialized Training Areas. Our professionals possess diverse skills in multiple industries that enable us to address specialized training needs, including technical training, machine and equipment maintenance training, product sales training and incentive programs, leadership development training, regulatory training, environmental training and homeland security training, to name a few.

Consulting. Our consulting services include training-related consulting services as well as more traditional business management and specialized consulting, including the areas of:

•	Lean Enterprise. Our Lean and Six Sigma experts provide high-level lean enterprise consulting services, as well as training in the concept, methods and application of lean enterprise and other quality practices, organizational development and change management.

•	Engineering. We provide engineering consulting services to support regulatory and environmental compliance, modification of facilities and processes, plant performance improvement, reliability-centered maintenance practices and plant start-up activities.

•	Information Technology. Consulting services include IT consulting and ERP implementation services, system selection consulting, operations continuity assessment, planning, training and procedure development.

•	Customer Loyalty. Our Sandy segment provides consultation on customer loyalty programs and supports those services with brand loyalty publications, incentive programs and customer-focused sales training. Sandy develops personalized publications for automotive clients which establish a link between the manufacturer/dealer and each customer.

•	Performance Readiness. We offer change-management strategies to help our customer's employees accept, adopt and perform in new ways and be open to change.

•	Homeland Security and Emergency Management. We deliver consulting services from physical security assessments to all-hazards emergency planning and preparedness. These services include training, exercises and documentation.

•	Maintenance & Reliability. We help manufacturers develop strategies, assessments and leadership alignment tactics for maintenance and reliability programs, as well as provide the training, management systems and documentation that support an enduring culture of waste elimination and variability reduction.

Engineering and Technical Services. Our staff includes civil, mechanical and electrical engineers who are equipped to provide engineering, technical support services, consulting expertise, design capabilities and evaluation services. Our engineering customers typically operate in technically complex industries such as oil and gas, power, chemical, aerospace, transportation and manufacturing industries. Our engineering services support facilities, processes and systems in multiple capacities, including:

•

Power Plant Performance. Our Energy Services segment delivers multiple solutions to optimize power plant assets and mitigate risk. We have also developed proprietary products to support the power industry, including our EtaPRO™ software, installed in nearly every electricity-generating power plant in North America, as well as our Virtual PlantTM and other software applications for the power generation industry.

•	Alternative Fueling Station Design and Engineering. We provide engineering design, permitting and construction of alternative fuel stations, including liquefied natural gas (LNG), liquid to compressed natural gas (LCNG) and hydrogen fueling stations for private fleets and public-access stations in the United States. We also provide maintenance services for alternative fueling stations, as well as supply fuel and equipment.

•	Technical Support. Services in this area include procedure writing and configuration control for capital intensive facilities, plant start-up assistance, logistics support (e.g., inventory management and control), implementation and engineering assistance for facility or process modifications, facility management for high technology training environments, staff augmentation and help-desk support for standard and customized client desktop applications.

•	Environmental Services. We help public and government manufacturing and processing plants develop strong environmental programs, assess their sites, perform remediation measures, build environmentally sensitive facilities and perform other services in regard to air and water quality, hazardous waste and the stewardship of natural resources.

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

Outstanding Reputation in the Industry. We have continued to build an outstanding reputation in the training industry through the delivery of exceptional training solutions and have received numerous awards. In 2012, for the ninth consecutive year, Training Industry, Inc., an industry trade organization, selected us as one of the Top 20 Companies in Training Outsourcing. Also in 2012, Training Industry, Inc. selected us as one of the Top Sales Training Companies for the fifth consecutive year. During 2012, Training Industry, Inc. also selected us as one of the Top 20 IT Training Companies, Top Workforce Development Company, Top 20 Learning Portal Companies and Top 20 Content Development Company. We also won other industry awards including a prestigious “Learning In Practice” award from Chief Learning Officer Magazine and six Brandon Hall Excellence in Learning Awards, and were ranked a Top “Size of Deal” Learning Provider by HRO Today.

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

Legacy Technical Expertise. In the 1960’s, we began providing technical services to the U.S. Navy nuclear submarine program and the nuclear electric-power generation industry, and have since maintained and expanded our reputation for providing technically complex consulting, engineering, and training services. Many of our employees have engineering degrees, technical training or years of relevant technical industry experience. Through repeat projects with industry leaders, such as ExxonMobil, Applied Materials and Pratt & Whitney, we have acquired significant industry experience in providing highly technical consulting services. We believe that our technical expertise allows us to address market opportunities for complex business challenges that require in-depth expertise and certifications typically acquired over several years of specialized training and many years of experience. We also believe that our ability to provide both training-related and business consulting services allows us to gain insight into operations of our customers, understand the challenges they face and develop optimal solutions to meet these challenges. We also believe that the knowledge that we develop while working with our clients provides us with a significant competitive advantage as those clients look to expand the scope of services outsourced to third party service providers.

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

Business Model Supports Visibility of Revenues. We believe the nature of our business, which includes established relationships with our clients, average project durations of one year, as well as many long term contracts with our customers, provides us with a platform from which to drive revenues and gives us visibility into our future performance. We have long-standing relationships with many of our clients, with over 60% of our top 25 clients having used our services for five or more years. Additionally, over 90% of our annual revenue is generated by clients that existed in the prior year. We also had a backlog for services under executed contracts of $221.3 million as of December 31, 2012, most of which we anticipate will be recognized as revenue during 2013.

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

Contracts

We currently perform under fixed price (including fixed-fee per transaction), time-and-materials and cost-reimbursable contracts. Our contracts with the U.S. Government have predominantly been cost-reimbursable contracts and fixed price contracts. We are required to comply with Federal Acquisition Regulations and Government Cost Accounting Standards with respect to services provided to the U.S. Government and its agencies. These Regulations and Standards govern the procurement of goods and services by the U.S. Government and the nature of costs that can be charged with respect to such goods and services. All such contracts are subject to audit by a designated government audit agency, which in most cases is the Defense Contract Audit Agency (the “DCAA”). The DCAA has audited our contracts and indirect rates through 2005 without any material disallowances.

The following table illustrates the percentage of our total revenue attributable to each type of contract for the year ended December 31, 2012:

Fixed price (including fixed-fee per transaction)	60%
Time-and-materials, including fixed rate	33
Cost-reimbursable	7
Total revenue	100%

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

International

We conduct our business outside of the United States in over 45 countries primarily through our wholly owned subsidiaries located in the United Kingdom, France, Germany, Netherlands, Denmark, Canada, Mexico, Colombia, Singapore, China and India. Through these subsidiaries, we are capable of providing substantially the same services and products as are available to clients in the United States, although modified as appropriate to address the language, business practices and cultural factors unique to each client and country. In combination with our subsidiaries, we are able to coordinate the delivery to multi-national clients of services and products that achieve consistency on a global, enterprise-wide basis. Revenue from operations outside the United States represented approximately 19% of our consolidated revenue for the year ended December 31, 2012 (see Note 12 to the accompanying Consolidated Financial Statements).

Customers

During 2012, we provided services to over 500 customers. Significant customers include multinational automotive manufacturers, such as General Motors Company, Hyundai Motor Company, Jaguar Land Rover, Ford Motor Company and Chrysler Group; governmental agencies, such as the U.S. Department of Defense, U.S. Department of Commerce, U.S. Naval Undersea Warfare Center, Office of Personnel Management and the Skills Funding Agency in the United Kingdom; U.S. Government prime contractors, such as Bechtel National, Inc. and URS Corporation; commercial electric power utilities, such as Eskom, Midwest Generation and Suez Energy; and other large multinational companies, such as Microsoft, CIGNA Corporation, Rockwell Automation, Hewlett Packard Company, Network Appliance, Cisco Systems, Inc., Texas Instruments, Lowe’s Companies, Inc., Bank of America, General Electric, United Technologies Corporation and United States Steel Corporation. During the year ended December 31, 2012, we provided services to 131 customers in the Fortune 500 and 99 customers in the Global Fortune 500.

We have a market concentration of revenue in the automotive sector. Revenue from the automotive industry accounted for approximately 17%, 17% and 18% of our consolidated revenue for the years ended December 31, 2012, 2011 and 2010, respectively. We also have a concentration of revenue from the United States government. For the years ended December 31, 2012, 2011 and 2010, sales to the United States government and its agencies represented approximately 12%, 14% and 22%, respectively, of our consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by us as separate customers. No single customer accounted for more than 10% of our consolidated revenue in 2012. Accounts receivable from a single automotive customer totaled $9.0 million as of December 31, 2012 and $6.3 million as of December 31, 2011, accounting for approximately 11% and 9% of our total accounts receivable as of those dates, respectively.

Employees

Our principal resource is our personnel. As of December 31, 2012, we had 2,775 employees. We also utilize additional adjunct instructors and consultants as needed. Our future success depends to a significant degree upon our ability to continue to attract, retain and integrate into our operations instructors, engineers, technical personnel and consultants who possess the skills and experience required to meet the needs of our clients.

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

Competition

We face a highly competitive environment. The principal competitive factors are the experience and capability of service personnel, performance, quality and functionality of products, reputation and price. The training industry is large, highly fragmented and competitive, with low barriers to entry and no single competitor accounting for a significant market share. According to Training Magazine’s 2012 Training Industry Report, U.S. training expenditures totaled $55.8 billion in 2012, including payroll and spending on external products and services. Our competitors include several large publicly traded and privately held companies, vocational and technical training schools, degree-granting colleges and universities, continuing education programs and thousands of small privately held training providers and individuals. In addition, many of our clients maintain internal training departments, which have the resources and ability to provide the same or similar services in-house. Some of our competitors offer services and products at lower prices, and some competitors have significantly greater financial, managerial, technical, marketing and other resources. Moreover, we expect to face additional competition from new entrants into the training and performance improvement market due, in part, to the evolving nature of the market and the relatively low barriers to entry. There can be no assurance that we will be successful against such competition.

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

Marketing

Business development and sales resources are aligned with our operating groups to support existing customer accounts and new customer development. We use attendance at trade shows, presentations of technical papers at industry and trade association conferences, press releases, webinars and workshops given by our personnel to serve an important marketing function. We also carry out selective advertising and do targeted marketing to current and prospective clients. By staying in contact with clients and looking for opportunities to provide further services, we sometimes obtain contract awards or extensions without having to undergo competitive bidding. In other cases, clients ask us to bid competitively. In both cases, we submit proposals to the client for evaluation. The period between submission of a proposal to final award can range from 30 days or less (generally for noncompetitive, short-term contracts), to a year or more (generally for large, competitive multi-year contracts).

Backlog

Our backlog for services under executed contracts and subcontracts was approximately $221.3 million and $203.3 million as of December 31, 2012 and 2011, respectively. We anticipate that most of our backlog as of December 31, 2012 will be recognized as revenue during 2013. However, the rate at which services are performed under certain contracts, and thus the rate at which backlog will be recognized, may be at the discretion of the client and most contracts are, as mentioned above, subject to termination by the client upon written notice.

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

Our revenues and profitability are related to general levels of economic activity and employment primarily in the United States and the United Kingdom. As a result, economic recession in both of those countries could harm our business and financial condition. A significant portion of our revenues is derived from Fortune 500 companies and their non-U.S. equivalents, which historically have decreased expenditures for external training during economic downturns. If the economies in which these companies operate are weakened in any future period, these companies may reduce their expenditures on external training, and other products and services supplied by us, which could materially and adversely affect our business, results of operations and financial condition. As we expand our business globally, we might be subject to additional risks associated with economic conditions in the countries into which we enter or in which we expand our operations.

Our revenue and financial condition could be adversely affected by the loss of business from significant customers, including automotive manufacturers, the U.S. Government and other customers.

During the years ended December 31, 2012, 2011 and 2010, revenue from our customers in the automotive industry accounted for approximately 17%, 17% and 18%, respectively, of our consolidated revenue.  Historically, U.S. auto manufacturers have been negatively impacted during times of economic downturns and recession, resulting in significant reductions in vehicle sales requiring the auto manufacturers to cut costs. While the condition of the automotive industry has improved in recent periods, further cost-cutting, a lack of sufficient funding or a decision to cease or reduce contract awards to us, could adversely affect our business and financial condition. In addition, default in payment of accounts receivable from our customers in the automotive industry could cause us to incur substantial losses.

For the years ended December 31, 2012, 2011 and 2010, revenue from the U.S. Government represented approximately 12%, 14% and 22% of our consolidated revenue, respectively. However, the revenue was derived from a number of separate contracts with a variety of government agencies we regard as separate customers. Government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits by government representatives and profit and cost controls.  If we fail to comply with all of the applicable regulations, requirements or laws, our existing contracts with the government could be terminated and our ability to seek future government contracts or subcontracts could be adversely affected.  In addition, the funding of government contracts is subject to Congressional appropriations.  Budget decisions made by the U.S. Government are outside of our control and could result in a reduction or elimination of contract funding. A shift in government spending to other programs in which we are not involved or a reduction in general government spending could have a negative impact on our financial condition. The U.S. Government is under no obligation to maintain funding for or to continue to fund our contracts or subcontracts.

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

As of December 31, 2012, we had goodwill of $102.8 million and other intangible assets of $15.9 million in connection with acquisitions. In accordance with U.S. GAAP, goodwill is reviewed annually for impairment unless circumstances or events indicate that an impairment test should be performed sooner to determine if there has been any impairment to value.  The review for impairment is based on several factors requiring judgment. A decrease in expected cash flows or change in market conditions, among other things, may indicate potential impairment of recorded goodwill. We tested our goodwill at the reporting unit level as of December 31, 2012 and 2011 and there was no indication of impairment.

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

As of December 31, 2012, Sagard beneficially owned 3,509,774 shares or 18.4% of our outstanding common stock. In addition, until Sagard owns less than certain specified amounts of common stock or certain other conditions have been met, Sagard is entitled to designate an individual to serve on our board of directors. As a result, Sagard may exert influence over our decision to enter into any corporate transaction or with respect to any transaction that requires the approval of stockholders, regardless of whether other stockholders believe that the transaction is in their own best interests. This could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

We are vulnerable to the cyclical nature of the markets we serve.

The demand for our services and products is dependent upon training and marketing budgets and the existence of projects with training, engineering, procurement, construction or management needs. Although downturns can impact our entire business, the automotive, manufacturing, electronics and semiconductors, construction, alternative fuels and energy industries are examples of sectors that are cyclical in nature and have been affected from time to time by fluctuations in either national or worldwide demand for our services. Industries such as these and many of the others we serve have historically been and might continue to be vulnerable to general downturns and are and might continue to be cyclical in nature. During economic downturns, our clients might demand better terms. In addition, many of our training contracts are subject to modification in the event of certain material changes in the business or demand for our services. Our government clients also might face budget deficits that prohibit them from funding proposed and existing projects. As a result, our past results have varied considerably and could continue to vary depending upon the demand for future projects in the industries that we serve.

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

Our backlog for services under executed contracts (including subcontracts and purchase orders) was approximately $221.3 million, $203.3 million and $136.1 million as of December 31, 2012, 2011 and 2010, respectively.  There can be no assurance that the revenues projected in our backlog will be realized or, if realized, will result in profits. Further, contract terminations or reductions in the original scope of contracts reflected in our backlog might occur at any time as discussed below in more detail.

Our backlog consists of projects for which we have signed contracts from customers. The rate at which services are performed under contracts, and thus the rate at which backlog will be recognized, may be at the discretion of the client. We cannot predict with certainty when or if backlog will be performed. In addition, even where a project proceeds as scheduled, it is possible that customers could default or otherwise fail to pay amounts owed to us. Material delays, terminations or payment defaults under contracts included in our backlog could have a material adverse effect on our business, results of operations and financial condition.

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

Our revenue outside of the U.S. was approximately 19%, 18% and 18% of our total revenue for the years ended December 31, 2012, 2011 and 2010, respectively. We conduct our business primarily in the U.S., Europe (primarily the United Kingdom), Canada, Mexico, Colombia and Singapore, but also in other developed and developing countries, including India and China. We intend to continue to expand our global operations which could involve expanding into countries other than those in which we currently operate. It could also involve expanding into less developed countries, which may have less political, social or economic stability and less developed infrastructure and legal systems. International sales and operations might be subject to a variety of risks, including:

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

Approximately 19% of our revenue for the year ended December 31, 2012 was denominated in foreign currencies, including the British Pound Sterling, the Canadian Dollar and the Euro, and, to a lesser extent, the Mexican Peso, Colombian Peso, the Indian Rupee, the Singapore Dollar, the Chinese Yuan and the Danish Krone. British Pound Sterling-denominated revenue represented approximately 15% of our revenue for the year ended December 31, 2012. As a result, changes in the exchange rates of these foreign currencies to the U.S. Dollar will affect our consolidated U.S. dollar revenue, cost of revenue and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.

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

Item 1B:        Unresolved Staff Comments

None.

Item 2:           Properties

We do not own any significant real property, but we and our subsidiaries lease an aggregate of approximately 471,000 square feet of primarily office and related space at various locations throughout the United States, the United Kingdom, France, Germany, Netherlands, Denmark, Canada, Mexico, Colombia, India, Singapore and China. We occupy approximately 46,000 square feet in an office complex in Elkridge, Maryland for our corporate headquarters under a lease which expires in 2013, and approximately 60,000 square feet in an office building in Troy, Michigan under a lease which expires in 2018. We anticipate entering into a new lease for corporate headquarters space prior to expiration of the current lease.

We believe that our properties have been well maintained, are suitable and adequate for us to operate at present levels and the productive capacity and extent of utilization of the facilities are appropriate for our existing real estate requirements. Upon expiration of these leases, we do not anticipate any difficulty in obtaining renewals or alternative space.

Item 3:        Legal Proceedings

On February 22, 2011, the Company was named a defendant in a complaint filed by the State of Tennessee (the “State”) in the Chancery Court for the 20th Judicial District of Tennessee. The complaint alleged that Bryan Oil Company, an executive of Bryan Oil, the Company and a former employee of the Company, violated provisions of the Tennessee Petroleum Underground Storage Tank Act (the "UST Act") in connection with the closure of a waste oil storage tank in 1997. The Complaint sought civil penalties not to exceed $10,000 per day for each violation of the UST Act, post-judgment interest and court costs.  The Company denied the substantive allegations in the complaint and asserted that its actions complied with the UST Act and applicable regulations, that it did not file false information in violation of the law, and that it had valid defenses against the State's allegations. The State also began an administrative action to remove the Company as an approved Corrective Action Contractor (CAC) and issued a ruling that found that the Company had filed false information by incorrectly stating the size of the tank in a report filed in 1997. The Company appealed that ruling to the State UST Board.  In 2012, evaluation and monitoring of the site where the tank had been located confirmed that there is no actionable contamination on the site and that all soil and groundwater analytical results for the chemicals of concern concentration(s) remain below the site-specific clean-up levels. The State approved closure of the site and removal of the monitoring wells and issued a case closure letter dated December 27, 2012.  On or about January 10, 2013, all parties to the state court lawsuit entered into a compromise and settlement agreement resolving all matters in dispute among them, without the admission of any liability or the finding of any fault or violations of any statutes or regulations on the part of the Company or any of the other defendants.  In connection with the settlement, the Company agreed to pay $65,000 to the State. The state court lawsuit was dismissed, with prejudice, and the administrative ruling and appeal were withdrawn, formally concluding both matters.

PART II

Item 5:        Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, $0.01 par value, is traded on the New York Stock Exchange. The following table presents our high and low market prices for the last two fiscal years. During the periods presented below, we have not paid any cash dividends.

	2012
Quarter	High	Low
First	$18.05	$12.85
Second	18.49	14.58
Third	20.67	16.57
Fourth	21.44	18.26

	2011
Quarter	High	Low
First	$13.83	$9.64
Second	14.34	11.50
Third	14.26	9.79
Fourth	13.72	9.16

The number of shareholders of record of our common stock as of February 15, 2013 was 889. Shares of our common stock that are registered in the name of a broker or other nominee are listed as a single shareholder on our record listing, even though they are held for a number of individual shareholders. As such, our actual number of shareholders is higher than the number of shareholders of record.

We have not declared or paid any cash dividends on our common stock during the two most recent fiscal years. We do not anticipate paying cash dividends on our common stock in the foreseeable future and intend to retain future earnings to finance the growth and development of our business.

Performance Graph

The following graph assumes $100 was invested on December 31, 2007 in GP Strategies Common Stock, and compares the share price performance with the NYSE Market Index and a peer group index which consists of the companies included in Standard Industrial Classification (SIC) 8200, Educational Services. Values are as of December 31 of the specified year assuming that all dividends were reinvested.

Company / Index	Year ended December 31,
Name	2007	2008	2009	2010	2011	2012
GP Strategies Corp.	$100.00	$42.35	$70.70	$96.15	$126.57	$193.90
NYSE Market Index	100.00	60.74	77.92	88.36	84.96	98.55
Peer Group Index	100.00	85.76	91.69	85.63	77.72	47.97

Issuer Purchases of Equity Securities

The following table provides information about our share repurchase activity for the three months ended December 31, 2012:

				Total number	Approximate
				of shares	dollar value of
	Total number		Average	purchased as	shares that may yet
	of shares		price paid	part of publicly	be purchased under
Month	purchased		per share	announced program (1)	the program
October 1-31, 2012	-		$-	-	$3,578,000
November 1-30, 2012	68,160	(2)	$20.45	29,813	$2,970,000
December 1-31, 2012	141,549	(2)	$19.94	96,713	$1,059,000

(1)	Represents shares repurchased in the open market in connection with our share repurchase program under which we may repurchase shares of our common stock from time to time in the open market subject to prevailing business and market conditions and other factors. There is no expiration date for the repurchase program.

(2)	Includes shares surrendered to satisfy tax withholding obligations on restricted stock units which vested during these periods and shares surrendered to exercise stock options and satisfy the related tax withholding obligations.

Item 6:         Selected Financial Data

The selected financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements and the notes thereto included elsewhere in this report. Our consolidated statement of operations data for the years ended December 31, 2012, 2011, and 2010 and our consolidated balance sheet data as of December 31, 2012 and 2011 have been derived from our audited consolidated financial statements included elsewhere in this report. Our consolidated statement of operations data for the years ended December 31, 2009 and 2008 and our consolidated balance sheet data as of December 31, 2010, 2009, and 2008 have been derived from audited consolidated financial statements which are not presented in this report.

	Years ended December 31,
Statement of Operations Data	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Revenue	$401,572	$333,167	$259,926	$219,240	$267,893
Gross profit	71,971	56,634	42,690	34,091	40,809
Goodwill and intangible asset impairment loss	—	—	—	10,163	5,508
Interest expense	269	209	236	217	699
Income before income taxes	35,802	28,391	20,852	3,395	14,150
Net income (loss)	22,688	17,860	12,732	(1,190)	7,837
Diluted earnings (loss) per share	1.18	0.94	0.68	(0.07)	0.47

	December 31,
Balance Sheet Data	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Cash and cash equivalents	$7,761	$4,151	$28,902	$10,803	$3,961
Short-term borrowings	—	—	—	—	3,234
Working capital	49,146	35,958	47,322	37,377	22,849
Total assets	244,434	211,576	183,196	156,701	135,840
Long-term debt, including current maturities	—	—	—	—	—
Stockholders’ equity	167,337	143,394	124,787	110,890	92,806

Item 7:            Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2012 which are located in Item 8 of this report.

General Overview

We are a global performance improvement solutions provider of training, e-Learning solutions, management consulting and engineering services that seeks to improve the effectiveness of organizations by providing services and products that are customized to meet the specific needs of clients. Clients include Fortune 500 companies and governmental and other commercial customers in a variety of industries. We believe we are a global leader in performance improvement, with over four decades of experience in providing solutions to optimize workforce performance.

As of December 31, 2012, we operated through five reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing, (iv) Performance Readiness Solutions (formerly RWD), and (v) Energy Services. Our Learning Solutions segment represents an aggregation of two operating groups in accordance with the aggregation criteria in U.S. GAAP, while all of the other reportable segments each represent one operating group. We are organized by operating group primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

Further information regarding our business segments is discussed below.

Learning Solutions. The Learning Solutions segment delivers training, curriculum design and development, e-Learning services, system hosting, training business process outsourcing and consulting services primarily to large companies in the electronics and semiconductors, healthcare, software, financial and other industries as well as to government agencies. The ability to deliver a wide range of training services on a global basis allows this segment to take over the entire learning function for the client, including their training personnel. The October 2012 acquisition of BlessingWhite added proprietary leadership training content and employee engagement tools and services to this segment’s offerings.

Professional & Technical Services. This segment has over four decades of experience providing training, consulting, engineering and technical services, including lean consulting, emergency preparedness, safety and regulatory compliance, chemical demilitarization and environmental services primarily to large companies in the manufacturing, steel, pharmaceutical and petrochemical industries, federal and state government agencies and large government contractors. This segment also provides services to users of alternative fuels, including designing and constructing liquefied natural gas (LNG), liquid to compressed natural gas (LCNG) and hydrogen fueling stations, as well as supplying fuel and equipment.

Sandy Training & Marketing. The Sandy segment provides custom product sales training and has been a leader in serving manufacturing customers in the U.S. automotive industry for over 30 years. Sandy provides custom product sales training designed to better educate customer sales forces with respect to new vehicle features and designs, in effect rapidly increasing the sales force knowledge base and enabling them to address detailed customer queries. Furthermore, Sandy helps our clients assess their customer relationship marketing strategy, measure performance against competitors and connect with their customers on a one-to-one basis. This segment also provides technical training services to automotive manufacturers as well as customers in other industries.

Performance Readiness Solutions. Formerly named RWD, this segment represents a portion of the consulting business acquired from RWD Technologies, LLC in April 2011. Certain of the other acquired RWD business units are managed within the Professional & Technical Services and Sandy segments discussed above. Performance Readiness Solutions provides human capital management and IT consulting services, end-user training, change management, knowledge management and operator effectiveness management solutions in industries such as manufacturing, aerospace, healthcare, life sciences, consumer products, financial, telecommunications, services and higher education as well as the public sector.

Energy Services. The Energy Services segment provides engineering services, products and training primarily to electric power utilities. Our proprietary EtaProTM Performance and Condition Monitoring System provides a suite of performance and reliability solutions for power generation plants and is installed at over 1,000 power generating units in 34 countries. In addition to providing custom training solutions, this segment provides web-based training through our GPiLearnTM portal, which offers over 1,300 courses to over 30,000 power plant personnel in the U.S. and in over 40 countries.

We discuss our business in more detail in Item 1.Business and the risk factors affecting our business in Item 1A. Risk Factors.

Business Strategy

We seek to increase shareholder value by pursuing the following strategies:

Continuously enhance our service offerings and capabilities. We believe the demand for learning and development services will continue to increase. In a knowledge based economy, this demand is driven by ever increasing technology, processes, products, and attrition of personnel. The rate and effectiveness of the transfer of knowledge to the workforce of our clients, their partners, and even their customers can positively impact their performance. We plan to meet this demand by continuously expanding our services and capabilities through organic growth initiatives based upon our technical expertise as well as through targeted acquisitions. Our acquisitions in recent years have added product sales training and leadership development to our services offerings, strengthened our e-Learning and custom training content development services in both the commercial and government sectors, and expanded our geographical reach. We believe that the breadth of our service and product offerings allows us to effectively compete for customers by offering a comprehensive solution for custom training, consulting, engineering and technical services. We will continue to focus on increasing our capabilities to drive incremental growth from new, as well as existing, clients.

Develop and maintain strong customer relationships. We plan to preserve and grow our business by cross-selling our services and capabilities across and within our existing client base. We have a successful track record of increasing the scope of our work for a number of our clients, many of whom we estimate currently outsource only a fraction of their training expenditures. We believe that as our clients benefit from the efficient, cost-effective and flexible training solutions and services that we provide, many of them will find it beneficial to increase the scope of training services that they outsource to third party providers. We believe that the strength of our relationships with our existing clients, including the insight and knowledge into their operations that we have developed through these relationships, when combined with the broad range of our service and product offerings, provide us with an advantage when competing for these additional expenditures. We realize that many companies have reduced their external training expenditures due to the economic downturn; however, we will strive to preserve our relationships and increase our proportion of our customers’ total spend.

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

Continue our disciplined acquisition strategy. We plan to continue to focus on evaluating compelling strategic acquisition targets to enhance our service offerings and delivery capabilities and to expand our geographic footprint. We have followed a disciplined approach to target selection and have been able to acquire complementary businesses at what we believe are attractive valuations. Since 2006, we have acquired over 20 businesses which have expanded our e-Learning capabilities and added complementary services such as product sales training and leadership development. Over half of these businesses are located outside of the United States and have strengthened our international platform, enabling us to meet the needs of our global clients while providing additional client opportunities. We also believe that our current operating structure, which utilizes a centralized infrastructure of corporate services to support our various platforms, enhances our ability to quickly and cost-effectively integrate acquisitions. We look to identify acquisitions to augment our capabilities when we believe acquisitions are the quickest and most efficient way of expanding our platform and service offerings.

Acquisitions

Below is a summary of the acquisitions we completed during 2012, 2011 and 2010. See Note 2 to the accompanying Consolidated Financial Statements for further details, including the purchase price allocations.

2012 Acquisitions

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

Asentus

On June 29, 2012, through our wholly-owned subsidiaries in Canada and Europe, we acquired the business and operations of Asentus Consulting Group Ltd. and Asentus Europe B.V. (collectively, “Asentus”). Asentus is an international provider of IT technical training content, and live and virtual training event services, with offices in Vancouver, Canada, The Netherlands, Germany and France. The total upfront purchase price for both companies was $1.4 million, of which $1.1 million was paid in cash at closing and $0.3 million was paid during the fourth quarter of 2012 subsequent to the finalization of a working capital calculation pursuant to the purchase agreement. In addition, the purchase agreement requires up to an additional $3.7 million of consideration, contingent upon the achievement of certain earnings targets, as defined in the purchase agreement, during two successive twelve-month periods following the closing. Of the total contingent consideration, a maximum of $2.1 million would be payable subsequent to the first twelve-month period following completion of the acquisition and a maximum of $1.6 million would be payable subsequent to the second twelve-month period following completion of the acquisition. The acquired Asentus business is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements since July 1, 2012.

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

BlessingWhite

On October 1, 2012, we completed the acquisition of BlessingWhite, a provider of leadership development and employee engagement solutions. The purchase price was $10.8 million in cash at closing and is subject to a working capital adjustment as defined in the purchase agreement. We expect to finalize the working capital adjustment in the first quarter of 2013. BlessingWhite is included in the Learning Solutions segment and its results of operations have been included in the consolidated financial statements since October 1, 2012.

2011 Acquisitions

Communication Consulting

On February 1, 2011, through our wholly-owned subsidiaries in Hong Kong and Shanghai, we acquired the training business and certain related assets of Cathay/Communication Consulting Limited (“Communication Consulting”), a Hong Kong-based training and consulting company with offices in Shanghai and Beijing, China, and Haryana (New Delhi) in India. Communication Consulting designs and delivers customized training solutions and specializes in the areas of leadership, communication skills, sales and customer service training. The purchase price for the acquired business and assets was $1.5 million in cash. In addition, the purchase agreement requires us to pay up to an additional $0.7 million, which would be payable subsequent to the two twelve-month periods following completion of the acquisition, contingent upon our Shanghai operations achieving specified revenue targets during those periods, as defined in the purchase agreement. During 2012, we paid $0.2 million of contingent consideration with respect to the revenue earned for the first twelve-month period following completion of the acquisition. Communication Consulting is included in the Professional & Technical Services segment and the results of its operations have been included in the consolidated financial statements since February 1, 2011.

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

RWD Technologies

On April 15, 2011, we completed the acquisition of certain assets of the consulting business of RWD Technologies, LLC, a Delaware limited liability company, and certain of its subsidiaries (collectively, “RWD”). RWD is a provider of human capital management and IT consulting services, business transformation and lean process improvement, end-user training, change management, knowledge management and operator effectiveness management solutions in industries such as manufacturing, energy, automotive, aerospace, healthcare, life sciences, consumer products, financial, telecommunications, services and higher education as well as the public sector. We paid $28.0 million of cash at closing. The purchase price was subsequently adjusted based on the final determination of the working capital of the acquired business as of the closing date in accordance with the Asset Purchase Agreement. In September 2011, the seller paid us $2.2 million based on the final determination of working capital as of the acquisition date.

A portion of the acquired business is reported as a separate reportable segment named Performance Readiness Solutions, and the other business units are included in the Professional & Technical Services and Sandy segments. The results of RWD’s operations have been included in the consolidated financial statements since April 16, 2011.

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

2010 Acquisitions

Marton House

On April 1, 2010, we completed the acquisition of Marton House Plc (“Marton House”), a provider of custom e-Learning content development with expertise in leadership and product sales training in the United Kingdom. We acquired 100% ownership of Marton House for a purchase price of $2.8 million in cash. In addition, the purchase agreement requires us to pay up to an additional $3.7 million, of which approximately $1.2 million would be payable subsequent to each of the three twelve-month periods following completion of the acquisition, contingent upon Marton House achieving certain earnings targets during those periods, as defined in the purchase agreement. We paid $1.3 million of contingent consideration in April 2011 with respect to the earnings achieved for the first twelve-month period following completion of the acquisition. No contingent consideration was paid for the second twelve-month period following the completion of the acquisition as the earnings targets were not met for that period. Marton House is included in our Learning Solutions segment and its results of operations have been included in the consolidated financial statements since April 1, 2010.

Bath Consulting

On November 1, 2010, we completed the acquisition of Bath Consulting Group (“Bath Consulting”), a niche leadership and organizational development consulting firm in the United Kingdom. We acquired 100% ownership of Bath Consulting for a purchase price of $1.4 million in cash. In addition, the purchase agreement requires us to pay up to an additional $2.4 million, which would be payable subsequent to each of the three twelve-month periods following completion of the acquisition, contingent upon Bath Consulting achieving certain earnings targets during those periods, as defined in the purchase agreement. We paid $0.4 million of contingent consideration in 2012 with respect to the earnings achieved for the first twelve-month period following completion of the acquisition. We expect to pay $0.7 million of contingent consideration in the first quarter of 2013 with respect to the earnings achieved for the second twelve-month period following completion of the acquisition. Bath Consulting is included in our Learning Solutions segment and its results of operations have been included in the consolidated financial statements since November 1, 2010.

Academy of Training

On December 1, 2010, we completed the acquisition of Academy of Training Ltd. (“AoT”), an independent training provider in the United Kingdom. We acquired 100% ownership of AoT for a purchase price of $1.1 million in cash. In addition, the purchase agreement requires us to pay up to an additional $0.2 million, which would be payable subsequent to the twelve-month period following completion of the acquisition, contingent upon AoT achieving a revenue target during that period, as defined in the purchase agreement. We paid $0.1 million of contingent consideration in 2012 with respect to the twelve-month period following completion of the acquisition. AoT is included in our Learning Solutions segment and its results of operations have been included in the consolidated financial statements since December 1, 2010.

Results of Operations

Operating Highlights

Year ended December 31, 2012 compared to the year ended December 31, 2011

For the year ended December 31, 2012, we had income before income taxes of $35.8 million compared to $28.4 million for the year ended December 31, 2011. The improved results are primarily due to an increase in operating income of $7.7 million, the components of which are discussed below. Included in operating income for 2011 is a $1.0 million gain on the reversal of a deferred rent liability related to the execution of a new lease for our Troy, Michigan facility during the second quarter of 2011. Also included in operating income is a $0.8 million net loss in 2012 and a $0.5 million net gain in 2011 on the change in estimated fair value of contingent consideration during 2012 related to acquisitions completed, which is discussed further below and in Note 2 to the Consolidated Financial Statements. Net income was $22.7 million, or $1.18 per diluted share, for the year ended December 31, 2012 compared to $17.9 million, or $0.94 per diluted share, for 2011. Included in net income is a $1.6 million income tax benefit during the third quarter of 2012 and a $0.9 million tax benefit during the fourth quarter of 2011 on the reduction of uncertain tax positions relating to periods that are now outside the applicable statute of limitations.

Diluted weighted average shares outstanding were 19.3 million for the year ended December 31, 2012 compared to 19.0 million for the same period in 2011. The increase in shares outstanding is primarily due to the issuance of shares for stock-based compensation and the effect of the increase in our stock price compared to the prior year on the results of the calculation of diluted weighted average shares outstanding.

Revenue

	Years ended December 31,
	2012	2011
	(Dollars in thousands)
Learning Solutions	$161,455	$130,392
Professional & Technical Services	87,844	85,285
Sandy Training & Marketing	70,243	54,604
Performance Readiness Solutions	55,794	40,079
Energy Services	26,236	22,807
	$401,572	$333,167

Learning Solutions revenue increased $31.1 million or 23.8% during the year ended December 31, 2012 compared to 2011. The increase in revenue is due to the following:

•	A $10.7 million increase in our U.S. Learning Solutions organization due to increased e-Learning content development and training BPO services primarily due to new contracts in 2011 and 2012 with clients specializing in financial services and human resource management and expansion of work with existing clients;

•	A $12.2 million increase in revenue from our Europe operations, of which approximately $5.4 million is attributable to acquisitions completed in the United Kingdom during 2011 and 2012. The remainder of the revenue increase is comprised of a $4.6 million increase in training and BPO services provided to various existing customers and a $3.0 million increase in government funded skills training during 2012 compared to 2011. These increases were offset by a $0.8 million decrease in U.S. dollar revenue recognized from our operations in Europe due to the change in currency exchange rates during 2012 compared to 2011;

•	A $4.5 million increase attributable to the Asentus acquisition completed in June 2012; and

•	A $3.7 million increase attributable to the BlessingWhite acquisition completed in October 2012.

Professional & Technical Services revenue increased $2.6 million or 3% during the year ended December 31, 2012 compared to 2011. The increase in revenue is due to the following:

•	A $2.8 million increase relating to construction projects for alternative fueling station facilities;

•	A $3.2 million increase in revenue attributable to the acquired RWD business being included for an additional 3.5 months in 2012 as the acquisition was completed on April 15, 2011; and

•	A $0.3 million net increase in revenue due to an increase in technical training services for various customers, primarily in the manufacturing, steel and oil & gas industries, which was offset in part by a decline in government training and engineering services.

The revenue increases in this segment were offset by a $2.0 million decrease in technical services for a pharmaceutical customer due to project completions and a $1.7 million decrease in revenue due to the completion of a large lean consulting contract in 2012.

Sandy Training & Marketing revenue increased $15.6 million or 28.6% during the year ended December 31, 2012 compared to 2011. The increase in revenue is due to the following:

•	A $1.4 million increase attributable to the automotive business unit acquired from RWD in April 2011 due to there being a full year of results of 2012 compared to 8.5 months in 2011.

•	A $5.0 million increase in new vehicle launch events and product sales training services for a large west coast automotive customer during 2012 compared to 2011;

•	A $6.6 million net increase in training services for existing U.S. automotive customers;

•	A $1.8 million increase due to certain client projects being transferred from the Performance Readiness Group to the Sandy segment at the beginning of 2012; and

•

A $0.8 million increase in vehicle publications revenue, as the quantity of publications shipped during 2012 increased compared to 2011. Shipments of publications occur at various times throughout the year and the volume of publications shipped could fluctuate from quarter to quarter. Currently, publications are shipped during the second and fourth quarters of each year. Publications revenue in the Sandy Training & Marketing segment totaled $5.8 million during 2012 compared to $4.9 million during 2011.

Performance Readiness Solutions (formerly RWD) revenue increased $15.7 million or 39.2% during the year ended December 31, 2012 compared to 2011. The majority of the revenue increase, or approximately $16.1 million, is attributable to there being a full year of results in 2012 compared to only 8.5 months of results in 2011 as the acquisition of RWD was completed on April 15, 2011. In addition, as noted above, certain client projects were transferred from this segment to the Sandy segment at the beginning of 2012 which resulted in a $1.8 million revenue decrease in this segment. Excluding these items, there was a net increase in revenue of $1.4 million due to an increase in training services for various customers, partially offset by a decline in ERP implementation revenue due to project completions and a decrease in e-Learning content development services during 2012 compared to 2011.

Energy Services revenue increased $3.4 million or 15% during the year ended December 31, 2012 compared to 2011. The Rovsing acquisition which was completed on September 17, 2012 contributed approximately $1.3 million of revenue during 2012. The remainder of the revenue increase is due to a $1.7 million increase in EtaProTM software sales and related services, as well as increases workforce development training for energy customers during 2012 compared to 2011.

Gross profit

	Years ended December 31,
	2012		2011
		% Revenue		% Revenue
	(Dollars in thousands)
Learning Solutions	$31,355	19.4%	$22,325	17.1%
Professional & Technical Services	13,194	15.0%	14,279	16.7%
Sandy Training & Marketing	10,954	15.6%	8,116	14.9%
Peformance Readiness Solutions	7,762	13.9%	4,662	11.6%
Energy Services	8,706	33.2%	7,252	31.8%
	$71,971	17.9%	$56,634	17.0%

Learning Solutions gross profit of $31.4 million or 19.4% of revenue for the year ended December 31, 2012 increased by $9.0 million or 40.4% when compared to gross profit of approximately $22.3 million or 17.1% of revenue for the year ended December 31, 2011. Approximately $2.3 million of the increase in gross profit is attributable to the acquisitions we completed in 2011 and 2012. In addition, $4.3 million of the increase in gross profit is attributable to the Europe operations in this segment primarily due to increased revenue and profitability on government funded skills training services in the UK which have higher margins than the other businesses in this segment. The remaining $2.4 million increase in gross profit is due to an increase in profitability in our U.S. e-Learning and BPO organizations due to the revenue growth discussed above.

Professional & Technical Services gross profit of $13.2 million or 15.0% of revenue for the year ended December 31, 2012 decreased by $1.1 million or 7.6% when compared to gross profit of approximately $14.3 million or 16.7% of revenue for the year ended December 31, 2011. Despite the net revenue increase in this segment, gross profit decreased primarily due to a decline in revenue and gross profit on a high margin lean consulting project and reduced profit margins on certain government projects during 2012 compared to 2011.

Sandy Training and Marketing gross profit of $11.0 million or 15.6% of revenue for the year ended December 31, 2012 increased by $2.8 million or 35.0% when compared to gross profit of $8.1 million or 14.9% for the year ended December 31, 2011. The increase in gross profit is primarily due to the revenue increases noted above.

Performance Readiness Solutions (formerly RWD) gross profit of $7.8 million or 13.9% of revenue for the year ended December 31, 2012 increased by $3.1 million or 66.5% when compared to gross profit of $4.7 million or 11.6% of revenue for the year ended December 31, 2011. Approximately $1.8 million of the increase in gross profit is attributable to there being a full year of results in 2012 compared to only 8.5 months of results in 2011. The remainder of the increase in gross profit is primarily due to overhead cost reductions made in early 2012.

Energy Services gross profit of $8.7 million or 33.2% of revenue for the year ended December 31, 2012 increased by $1.5 million or 20.0% when compared to gross profit of $7.3 million or 31.8% of revenue for the year ended December 31, 2011 primarily due to an increase in revenue and profitability on EtaProTM and GPiLearnTM products and services.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $5.3 million or 17.4% from $30.2 million for the year ended December 31, 2011 to $35.5 million for the year ended December 31, 2012. The increase is primarily due to the acquisitions we completed in 2011 and 2012 which resulted in a $2.4 million increase in labor and benefits expense, a $1.1 million increase in intangible asset amortization expense, a $1.2 million net increase in other various costs such as IT infrastructure, software, business insurance and depreciation, and a $0.6 million increase in G&A expenses related to our foreign subsidiaries during 2012 compared to 2011.

Gain on change in fair value of contingent consideration, net

During the year ended December 31, 2012, we recognized a net loss of $0.8 million compared to a net gain of $0.5 million for the year ended December 31, 2011 on the change in fair value of contingent consideration related to acquisitions. Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC Topic 805”) requires that contingent consideration be recognized at fair value on the acquisition date and re-measured each reporting period with subsequent adjustments recognized in the consolidated statement of operations. We estimate the fair value of contingent consideration liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. We believe our estimates and assumptions are reasonable; however, there is significant judgment involved. At each reporting date, the contingent consideration obligation will be revalued to estimated fair value and changes in fair value subsequent to the acquisitions will be reflected in operating income or expense in the consolidated statements of operations, and could cause a material impact to, and volatility in, our operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. See Note 2 to the Consolidated Financial Statements for a detailed discussion of the acquisitions we have completed and the changes in fair value of contingent consideration during the year ended December 31, 2012.

Interest expense

Interest expense was $0.3 million and $0.2 million for the years ended December 31, 2012 and 2011, respectively.

Other income

Other income decreased $0.3 million from $0.7 million for the year ended December 31, 2011 to $0.4 million for the year ended December 31, 2012 primarily due to increased foreign currency losses during 2012 compared to 2011.

Income taxes

Income tax expense was $13.1 million for the year ended December 31, 2012 compared to $10.5 million for the year ended December 31, 2011. The increase in income tax expense is primarily due to an increase in income before income taxes in 2012 compared to 2011. Our effective income tax rate was 36.6% and 37.1% for the years ended December 31, 2012 and 2011, respectively. During the years ended December 31, 2012 and 2011, we recognized income tax benefits of $1.6 million and $0.9 million, respectively, on the reduction of uncertain tax position liabilities relating to prior tax deductions that are now outside the applicable statute of limitations. Excluding these income tax benefits, our effective income tax rate was 41.1% and 40.2% for the years ended December 31, 2012 and 2011, respectively. The increase in the effective income tax rate is due to losses in certain foreign jurisdictions for which we currently receive no income tax benefit. See Note 9 to the accompanying Consolidated Financial Statements for further information regarding income taxes.

As of December 31, 2012, we had approximately $17.7 million of accumulated undistributed earnings generated by our foreign subsidiaries. No provision has been made for income taxes that would be payable upon the distribution of such earnings since we intend to permanently reinvest these earnings. If these earnings were distributed in the form of dividends or otherwise, the distributions would be subject to U.S. federal income tax at the statutory rate of 35 percent, less foreign tax credits available to offset such distributions, if any. In addition, such distributions may be subject to withholding taxes in the various tax jurisdictions.

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

Revenue

	Years ended December 31,
	2011	2010
	(Dollars in thousands)
Learning Solutions	$130,392	$118,922
Professional & Technical Services	85,285	70,893
Sandy Training & Marketing	54,604	47,153
Performance Readiness Solutions (formerly RWD)	40,079	—
Energy Services	22,807	22,958
	$333,167	$259,926

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

Revenue attributable to the Performance Readiness Solutions (formerly RWD) segment totaled $40.1 million for the year ended December 31, 2011. As noted above, a portion of the business acquired on April 15, 2011 constitutes a separate reportable segment, and certain other business units of RWD are included in the Professional & Technical Services and Sandy segments. Revenue attributable to the RWD acquisition among all segments totaled $52.3 million from April 15, 2011 through December 31, 2011.

Energy Services revenue decreased slightly by $0.2 million or less than 1.0% during the year ended December 31, 2011 compared to 2010 primarily due to a $1.4 million decrease in technical training services, partially offset by a $1.2 million increase in EtaProTM software sales and related implementation services.

Gross profit

	Years ended December 31,
	2011		2010
		% Revenue		% Revenue
	(Dollars in thousands)
Learning Solutions	$22,325	17.1%	$20,200	17.0%
Professional & Technical Services	14,279	16.7%	9,117	12.9%
Sandy Training & Marketing	8,116	14.9%	6,110	13.0%
Performance Readiness Solutions	4,662	11.6%	—	—
Energy Services	7,252	31.8%	7,263	31.6%
	$56,634	17.0%	$42,690	16.4%

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

Gross profit attributable to the Performance Readiness Solutions (formerly RWD) segment totaled $4.7 million, or 11.6% of revenue, for the year ended December 31, 2011.

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

Gain on change in fair value of contingent consideration, net

During the years ended December 31, 2011 and 2010, we recognized net gains of $0.5 million and $1.3 million, respectively, on the change in fair value of contingent consideration related to acquisitions. Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC Topic 805”) requires that contingent consideration be recognized at fair value on the acquisition date and re-measured each reporting period with subsequent adjustments recognized in the consolidated statement of operations. We estimate the fair value of contingent consideration liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. We believe our estimates and assumptions are reasonable; however, there is significant judgment involved. At each reporting date, the contingent consideration obligation will be revalued to estimated fair value and changes in fair value subsequent to the acquisitions will be reflected in operating income or expense in the consolidated statements of operations, and could cause a material impact to, and volatility in, our operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. See Note 2 to the Consolidated Financial Statements for a detailed discussion of the acquisitions we have completed and the changes in fair value of contingent consideration during the year ended December 31, 2011.

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

Liquidity and Capital Resources

Working Capital

For the year ended December 31, 2012, our working capital increased $13.2 million from $36.0 million at December 31, 2011 to $49.1 million at December 31, 2012. The increase in working capital is primarily due to cash generated from operations during 2012. As of December 31, 2012, we had no long-term debt or short-term borrowings outstanding. We believe that cash generated from operations and borrowings available under our Credit Agreement ($50.0 million of available borrowings as of December 31, 2012) will be sufficient to fund our working capital and other requirements for at least the next twelve months.

As of December 31, 2012, the amount of cash and cash equivalents held outside of the U.S. by foreign subsidiaries was $4.8 million. At the present time, we do not anticipate repatriating these balances to fund domestic operations. We would be required to accrue for and pay taxes in the U.S. in the event we decided to repatriate these funds.

Acquisition-Related Payments

During the year ended December 31, 2012, we used $12.2 million of cash to complete acquisitions (net of cash acquired) and $1.9 million of cash for contingent consideration payments related to previously completed acquisitions. In addition to the upfront purchase prices paid for acquisitions, we may be required to pay the following additional contingent consideration in connection with acquisitions we previously completed (dollars in thousands):

				Recorded
				Liability as of
Acquisition:	2013	2014	Total	Dec. 31, 2012
Milsom	$302	$—	$302	$302
Marton House	1,293	—	1,293	774
Bath Consulting	724	1,099	1,823	1,464
Communication Consulting	300	—	300	—
Asentus	2,100	1,600	3,700	544
Total	$4,719	$2,699	$7,418	$3,084

Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in the automotive sector. Revenue from the automotive industry accounted for approximately 17%, 17% and 18% of our consolidated revenue for the years ended December 31, 2012, 2011 and 2010, respectively. We also have a concentration of revenue from the United States government. For the years ended December 31, 2012, 2011 and 2010, sales to the United States government and its agencies represented approximately 12%, 14% and 22%, respectively, of our consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by us as separate customers. No single customer accounted for more than 10% of our consolidated revenue in 2012. Accounts receivable from a single automotive customer totaled $9.0 million as of December 31, 2012 and $6.3 million as of December 31, 2011, accounting for approximately 11% and 9% of our total accounts receivable as of those dates, respectively.

Share Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors. Repurchases are made at management’s discretion in accordance with applicable federal securities law. The amount and timing of share repurchases depend on a variety of factors, including market conditions and prevailing stock prices. The share repurchase authorization does not obligate us to acquire any specific number of shares in any period, and may be modified, suspended or discontinued at any time at the discretion of our Board of Directors. During the years ended December 31, 2012, 2011 and 2010, we repurchased approximately 180,000, 125,000 and 37,000 shares, respectively, of our common stock in the open market for a total cost of approximately $3.4 million, $1.4 million and $0.3 million, respectively. As of December 31, 2012, there was approximately $1.1 million available for future repurchases under the current buyback program. There is no expiration date for the repurchase program.

Cash Flows

Year ended December 31, 2012 compared to the year ended December 31, 2011

Our cash balance increased $3.6 million from $4.2 million as of December 31, 2011 to $7.8 million as of December 31, 2012. The increase in cash and cash equivalents during the year ended December 31, 2012 resulted from cash provided by operating activities of $25.3 million, cash used in investing activities of $14.7 million, cash used in financing activities of $7.1 million and a $0.2 million positive effect due to exchange rate changes on cash and cash equivalents.

Cash provided by operating activities was $25.3 million for the year ended December 31, 2012 compared to $16.2 million in 2012. The increase in cash provided by operating activities is primarily due to an increase in net income and non-cash add-backs to net income during 2012 compared to 2011.

Cash used in investing activities was $14.7 million for the year ended December 31, 2012 compared to $40.2 million in 2011. The decrease in cash used in investing activities is primarily due to less cash used to complete acquisitions in 2012 compared to 2011 ($12.2 million of cash used for acquisitions, net of cash acquired, during 2012 compared to $36.1 million of cash used for acquisitions during 2011). Cash used for fixed asset additions also decreased by $1.4 million from $4.0 million for the year ended December 31, 2011 to $2.5 million for the year ended December 31, 2012.

Cash used in financing activities was $7.1 million for the year ended December 31, 2012 compared to $0.6 million in 2011. The increase in cash used in financing activities is primarily due to a $2.4 million increase in tax withholding payments during 2012 on behalf of employees for stock-based compensation income in exchange for shares surrendered, a $2.0 million increase in cash used for share repurchases, and a $1.9 million decrease in negative cash book balances during 2012. These decreases in cash were offset by a $1.9 million increase in income tax benefits on stock-based compensation for employee compensation realized on the exercise of stock options and the vesting of restricted stock units during 2012 compared to 2011.

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

Short-term Borrowings

We have a $50 million Financing and Security Agreement (the “Credit Agreement”) with a bank that expires on October 31, 2014 and is secured by certain of our assets. The Credit Agreement contains a provision to increase the maximum principal amount to $75 million upon lender approval. The maximum interest rate on the Credit Agreement is the daily LIBOR market index rate plus 2.25%. Based upon our financial performance, the interest rate can be reduced. The Credit Agreement contains covenants which require us to maintain a minimum tangible net worth of no less than $30.0 million, a total liabilities to tangible net worth ratio of no more than 3.0 to 1.0, and a cash flow to debt service ratio of no less than 3.0 to 1.0. As of December 31, 2012, our tangible net worth was $48.6 million, our total liabilities to tangible net worth ratio was 1.58 to 1.0 and our cash flow to debt service ratio was 100.0 to 1.0, all of which were in compliance with the Credit Agreement. As of December 31, 2012, there were no borrowings outstanding and $50.0 million of available borrowings under the Credit Agreement.

Contractual Payment Obligations

We enter into various agreements that result in contractual obligations in connection with our business activities. These obligations primarily relate to operating leases and purchase commitments under non-cancelable contracts for certain products and services. The following table summarizes our total contractual payment obligations as of December 31, 2012 (in thousands):

	Payments due in
		2014–	2016–	After
	2013	2015	2017	2018	Total
Facility lease commitments	$5,722	$7,077	$5,056	$1,792	$19,647
Other operating lease commitments	1,056	812	22	—	1,890
Purchase commitments *	2,751	1,499	—	—	4,250
Total	$9,529	$9,388	$5,078	$1,792	$25,787

*	Excludes purchase orders for goods and services entered into by us in the ordinary course of business, which are non-binding and subject to amendment or termination within a reasonable notification period.

The table above excludes contingent consideration in connection with acquisitions which may be payable to the sellers if the revenue and/or earnings targets set forth in the purchase agreements are achieved (see Note 2 to the Consolidated Financial Statements).

Off-Balance Sheet Commitments

As of December 31, 2012, we had three outstanding letters of credit totaling $0.2 million, two of which expire in 2013 and one which expires in 2018. In addition, we have two outstanding performance bonds totaling $3.2 million relating to construction contracts scheduled to be completed in 2013. We do not have any off-balance sheet financing except for operating leases and letters of credit entered into in the normal course of business.

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

Valuation of Accounts Receivable

Trade accounts receivable are recorded at invoiced amounts. We evaluate the collectability of trade accounts receivable based on a combination of factors. When aware that a specific customer may be unable to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, we evaluate the need to record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for bad debt for all other customers based on a variety of factors, including the length of time the receivables are past due, historical collection experience and trends of past due accounts, write-offs and specific identification and review of past due accounts. Actual collections of trade receivables could differ from management’s estimates due to changes in future economic or industry conditions or specific customers’ financial conditions. The allowance for doubtful accounts was $1.8 million at December 31, 2012.

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

Impairment of Intangible Assets, Including Goodwill

We review goodwill for impairment annually as of December 31 and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We test goodwill at the reporting unit level. A reporting unit is an operating segment, or one level below an operating segment, as defined by U.S. GAAP. Our reporting units are: (i) Learning Solutions, (ii) Europe, (iii) Professional & Technical Services, (iv) Sandy, (v) Performance Readiness Solutions (formerly RWD), and (vi) Energy Services. Our Learning Solutions and Europe reporting units comprise our Learning Solutions reportable segment and all of the other reporting units each represent separate reportable segments.

Our goodwill balances as of December 31, 2012 for each reporting unit were as follows (in thousands):

Reporting Unit
Learning Solutions	$35,703
Europe	18,496
Professional & Technical Services	29,652
Sandy	653
Performance Readiness Solutions	9,795
Energy Services	8,522
$102,821

During the year ended December 31, 2012, we adopted Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”).  ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  Previous guidance required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any.  Under the amendments in ASU 2011-08, an entity is not required to perform step one of the goodwill impairment test for a reporting unit if it is more likely than not that its fair value is greater than its carrying amount.

If it is determined as a result of the qualitative assessment permitted by ASU 2011-08, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a two-step impairment test is required. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit’s assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value allocated to goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference.

Under the two-step impairment test, we determine the fair value of our reporting units using both an income approach and a market approach, and weigh both approaches to determine the fair value of each reporting unit. Under the income approach, we perform a discounted cash flow analysis which incorporates management’s cash flow projections over a five-year period and a terminal value is calculated by applying a capitalization rate to terminal year projections based on an estimated long-term growth rate. The five-year projected cash flows and calculated terminal value are discounted using a weighted average cost of capital (“WACC”) which takes into account the costs of debt and equity. The cost of equity is based on the risk-free interest rate, equity risk premium, industry and size equity premiums and any additional market equity risk premiums as deemed appropriate for each reporting unit. To arrive at a fair value for each reporting unit, the terminal value is discounted by the WACC and added to the present value of the estimated cash flows over the discrete five-year period. There are a number of other variables which impact the projected cash flows, such as expected revenue growth and profitability levels, working capital requirements, capital expenditures and related depreciation and amortization. Under the market approach, we perform a comparable public company analysis and apply revenue and earnings multiples from the identified set of companies to the reporting unit’s actual and forecasted financial performance to determine the fair value of each reporting unit. We evaluate the reasonableness of the fair value calculations of our reporting units by reconciling the total of the fair values of all of our reporting units to our total market capitalization, and adjusting for an appropriate control premium.   In addition, we make certain judgments in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.

For our annual goodwill impairment test as of December 31, 2012, we performed a qualitative assessment as permitted by ASU 2011-08 for all of our reporting units and determined that it was more likely than not that the fair values of each of our reporting units exceeded their respective carrying values. For our annual goodwill impairment tests as of December 31, 2011 and 2010, we performed step one of the two-step impairment test and determined that the estimated fair value of each of our reporting units exceeded their respective carrying values, indicating the underlying goodwill of each unit was not impaired. Each of our reporting units had a substantial excess of fair value over their respective carrying values as of December 31, 2011 and 2010.

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

Valuation of Contingent Consideration for Business Acquisitions

Acquisitions may include contingent consideration payments based on future financial measures of an acquired company. Contingent consideration is required to be recognized at fair value as of the acquisition date. We estimate the fair value of these liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. We believe our estimates and assumptions are reasonable; however, there is significant judgment involved. At each reporting date, the contingent consideration obligation are revalued to estimated fair value and changes in fair value subsequent to the acquisition are reflected in income or expense in the consolidated statements of operations, and could cause a material impact to our operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods and rates, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria.

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

We are exposed to the impact of currency fluctuations because of our international operations. We have not been a party to any exchange rate hedging programs to mitigate the effect of exchange rate fluctuations. Our investment in our foreign subsidiaries and fluctuations in foreign currency have not historically had a material impact on our financial position.

Our revenues and profitability are related to general levels of economic activity and employment, principally in the United States and the United Kingdom. As a result, any significant economic downturn or recession in one or both of those countries could harm our business and financial condition. A significant portion of our revenues is derived from Fortune 500 level companies and their non-U.S. equivalents, which historically have adjusted expenditures for training and other services during economic downturns. If the economies in which these companies operate are weakened in any future period, these companies may reduce their expenditures on training and other services, which could adversely affect our business and financial condition.

Item 8:	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
GP Strategies Corporation:

We have audited the accompanying consolidated balance sheets of GP Strategies Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GP Strategies Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GP Strategies Corporation internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Baltimore, Maryland

February 26, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
GP Strategies Corporation:

We have audited GP Strategies Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GP Strategies Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, GP Strategies Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GP Strategies Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 26, 2013, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baltimore, Maryland

February 26, 2013

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2012 and 2011

(In thousands, except shares and par value per share)

	2012	2011
Assets
Current assets:
Cash and cash equivalents	$7,761	$4,151
Accounts and other receivables, less allowance for doubtful accounts of $1,756 in 2012 and $1,015 in 2011	83,597	67,134
Costs and estimated earnings in excess of billings on uncompleted contracts	16,979	15,576
Deferred tax assets	2,031	2,670
Prepaid expenses and other current assets	8,112	6,193
Total current assets	118,480	95,724
Property, plant and equipment, net	5,511	5,562
Goodwill	102,821	93,338
Intangible assets, net	15,872	15,122
Other assets, net	1,750	1,830
	$244,434	$211,576
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$47,457	$42,500
Billings in excess of costs and estimated earnings on uncompleted contracts	21,877	17,266
Total current liabilities	69,334	59,766
Deferred tax liabilities	6,874	5,323
Other noncurrent liabilities	889	3,093
Total liabilities	77,097	68,182

Stockholders’ equity:
Preferred stock, par value $0.01 per share; Authorized 10,000,000 shares; no shares issued	—	—
Common stock, par value $0.01 per share; Authorized 35,000,000 shares; issued 19,175,006 shares in 2012 and 18,822,139 shares in 2011	192	188
Additional paid-in capital	167,495	165,519
Retained earnings (accumulated deficit)	3,955	(18,733)
Treasury stock, at cost (125,334 shares in 2012 and 26,639 shares in 2011)	(2,494)	(358)
Accumulated other comprehensive loss	(1,811)	(3,222)
Total stockholders’ equity	167,337	143,394
	$244,434	$211,576

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2012, 2011 and 2010

(In thousands, except per share data)

	2012	2011	2010
Revenue	$401,572	$333,167	$259,926
Cost of revenue	329,601	276,533	217,236
Gross profit	71,971	56,634	42,690
Selling, general and administrative expenses	35,500	30,249	23,466
Gain on reversal of deferred rent liability	—	1,041	—
Gain (loss) on change in fair value of contingent consideration, net	(789)	517	1,313
Operating income	35,682	27,943	20,537
Interest expense	269	209	236
Other income (including interest income of $29 in 2012, $57 in 2011 and $105 in 2010)	389	657	551
Income before income taxes	35,802	28,391	20,852
Income tax expense	13,114	10,531	8,120
Net income	$22,688	$17,860	$12,732

Basic weighted average shares outstanding	18,956	18,766	18,621
Diluted weighted average shares outstanding	19,275	19,010	18,729

Per common share data:
Basic earnings per share	$1.20	$0.95	$0.68
Diluted earnings per share	$1.18	$0.94	$0.68

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years ended December 31, 2012, 2011 and 2010

(In thousands)

	2012	2011	2010
Net income	$22,688	$17,860	$12,732
Foreign currency translation adjustments	1,411	(995)	(281)
Comprehensive income	$24,099	$16,865	$12,451

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2012, 2011 and 2010

(In thousands, except for par value per share)

			Retained		Accumulated
	Common		earnings		other	Total
	stock	Additional	(accumulated	Treasury	comprehensive	stockholders’
	($0.01 par)	paid-in capital	deficit)	stock at cost	loss	equity
Balance at December 31, 2009	$186	$161,975	$(49,325)	$—	$(1,946)	$110,890
Net income	—	—	12,732	—	—	12,732
Foreign currency translation adjustments	—	—	—	—	(281)	(281)
Repurchases of common stock in the open market	—	—	—	(266)	—	(266)
Stock-based compensation expense	—	1,657	—	—	—	1,657
Net issuances of stock pursuant to stock compensation and benefit plans and other	1	(210)	—	264	—	55
Balance at December 31, 2010	$187	$163,422	$(36,593)	$(2)	$(2,227)	$124,787
Net income	—	—	17,860	—	—	17,860
Foreign currency translation adjustments	—	—	—	—	(995)	(995)
Repurchases of common stock in the open market	—	—	—	(1,414)	—	(1,414)
Stock-based compensation expense	—	1,899	—	—	—	1,899
Issuance of stock for employer contributions to retirement plan	—	631	—	477	—	1,108
Net issuances of stock pursuant to stock compensation plans and other	1	(433)	—	581	—	149
Balance at December 31, 2011	$188	$165,519	$(18,733)	$(358)	$(3,222)	$143,394
Net income	—	—	22,688	—	—	22,688
Foreign currency translation adjustments	—	—	—	—	1,411	1,411
Repurchases of common stock in the open market	—	—	—	(3,433)	—	(3,433)
Stock-based compensation expense	—	1,780	—	—	—	1,780
Income tax benefit from stock-based compensation	—	2,034	—	—	—	2,034
Shares withheld in exchange for tax withholding payments on stock-based compensation	—	(2,750)	—	—	—	(2,750)
Issuance of stock for employer contributions to retirement plan	—	538	—	1,297	—	1,835
Net issuances of stock pursuant to stock compensation plans and other	4	374	—	—	—	378
Balance at December 31, 2012	$192	$167,495	$3,955	$(2,494)	$(1,811)	$167,337

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2012, 2011 and 2010

(In thousands)

	2012	2011	2010
Cash flows from operating activities:
Net income	$22,688	$17,860	$12,732
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on reversal of deferred rent liability	—	(1,041)	—
Income tax benefit on reduction of uncertain tax position liabilities	(1,602)	(891)	—
Loss (gain) on change in fair value of contingent consideration, net	789	(517)	(1,313)
Depreciation and amortization	7,971	6,187	4,230
Non-cash compensation expense	3,615	3,100	2,012
Deferred income taxes	716	147	935
Changes in other operating items, net of acquired amounts:
Accounts and other receivables	(11,262)	(4,955)	(13)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,256)	(701)	(1,771)
Prepaid expenses and other current assets	(1,227)	(1,599)	1,754
Accounts payable and accrued expenses	4,003	(216)	5,403
Billings in excess of costs and estimated earnings on uncompleted contracts	3,218	168	2,084
Income tax benefit of stock-based compensation	(2,034)	(131)	(129)
Contingent consideration payments in excess of fair value on acquisition date	(602)	(721)	—
Other	295	(491)	266
Net cash provided by operating activities	25,312	16,199	26,190
Cash flows from investing activities:
Additions to property, plant and equipment	(2,536)	(3,975)	(1,531)
Acquisitions, net of cash acquired	(12,184)	(36,077)	(5,121)
Other investing activities	—	(157)	—
Net cash used in investing activities	(14,720)	(40,209)	(6,652)

Cash flows from financing activities:
Contingent consideration payments	(1,263)	(1,238)	(775)
Change in negative cash book balance	(1,888)	1,883	5
Repurchases of common stock in the open market	(3,433)	(1,414)	(266)
Income tax benefit from stock-based compensation	2,034	131	129
Tax withholding payments for employee stock-based compensation in exchange for shares surrendered	(2,750)	(337)	(361)
Proceeds from issuance of common stock	284	355	39
Other financing activities	(126)	(8)	(141)
Net cash used in financing activities	(7,142)	(628)	(1,370)

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2012, 2011 and 2010

(In thousands)

	2012	2011	2010
Effect of exchange rate changes on cash and cash equivalents	160	(113)	(69)
Net change in cash and cash equivalents	3,610	(24,751)	18,099
Cash and cash equivalents at beginning of year	4,151	28,902	10,803
Cash and cash equivalents at end of year	$7,761	$4,151	$28,902
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$104	$100	$36
Income taxes	$12,532	$10,078	$5,570

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

(1)	Description of Business and Significant Accounting Policies

Business

GP Strategies Corporation is a global performance improvement solutions provider of training, e-Learning solutions, management consulting and engineering services. References in this report to “GP Strategies,” the “Company,” “we” and “our” are to GP Strategies Corporation and its subsidiaries, collectively.

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

Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in the automotive sector. Revenue from the automotive industry accounted for approximately 17%, 17% and 18% of our consolidated revenue for the years ended December 31, 2012, 2011 and 2010, respectively. We also have a concentration of revenue from the United States government. For the years ended December 31, 2012, 2011 and 2010, sales to the United States government and its agencies represented approximately 12%, 14% and 22%, respectively, of our consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by us as separate customers. No single customer accounted for more than 10% of our consolidated revenue in 2012. Accounts receivable from a single automotive customer totaled $8,986,000 as of December 31, 2012 and $6,329,000 as of December 31, 2011, accounting for approximately 11% and 9% of our total accounts receivable as of those dates, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of short-term highly liquid investments with original maturities of three months or less. Outstanding checks which have been issued but not presented to the banks for payment in excess of amounts on deposit may create negative book cash balances. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods. Such negative cash balances are included in accounts payable and accrued expenses and totaled $0 and $1,888,000 as of December 31, 2012 and 2011, respectively. Changes in negative book cash balances from period to period are reported as a financing activity in the consolidated statement of cash flows.

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

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

Activity in our allowance for doubtful accounts was comprised of the following for the periods indicated:

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Beginning balance	$1,015	$701	$566
Additions	782	601	139
Deductions	(41)	(287)	(4)
Ending balance	$1,756	$1,015	$701

Foreign Currency Translation

The functional currency of our international operations is the respective local currency. The translation of the foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rates prevailing during the year. The unrealized gains and losses resulting from such translation are included as a component of comprehensive income.

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

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

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

Comprehensive Income

Comprehensive income consists of net income and foreign currency translation adjustments.

Inventories

Inventories are stated at lower of cost or market. Provision is made to reduce excess and obsolete inventories to their estimated net realizable value.  In assessing the realization of inventories, we make judgments regarding future demand requirements and compare these estimates with current and committed inventory levels.  Inventory requirements may change based on projected customer demand, training curriculum life-cycle changes, longer-or shorter-than-expected usage periods, and other factors that could affect the valuation of our inventories.

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

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

Goodwill and Intangible Assets

Our intangible assets include amounts recognized in connection with acquisitions, including customer relationships, technology, intellectual property and tradenames. Intangible assets are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset. Amortization is recognized on a straight-line basis over the estimated useful life of the intangible assets. Intangible assets with definite lives are reviewed for impairment if indicators of impairment arise. Except for goodwill, we do not have any intangible assets with indefinite useful lives.

Goodwill represents the excess of costs over fair value of assets of businesses acquired. We review our goodwill for impairment annually as of December 31 and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We test goodwill at the reporting unit level.

During the year ended December 31, 2012, we adopted Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”).  ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  Previous guidance required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any.  Under the amendments in ASU 2011-08, an entity is not required to perform step one of the goodwill impairment test for a reporting unit if it is more likely than not that its fair value is greater than its carrying amount.

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

If it is determined as a result of the qualitative assessment permitted by ASU 2011-08, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a two-step impairment test is required. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit’s assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value allocated to goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference.

Under the two-step impairment test, we determine the fair value of our reporting units using both an income approach and a market approach, and weigh both approaches to determine the fair value of each reporting unit. Under the income approach, we perform a discounted cash flow analysis which incorporates management’s cash flow projections over a five-year period and a terminal value is calculated by applying a capitalization rate to terminal year projections based on an estimated long-term growth rate. The five-year projected cash flows and calculated terminal value are discounted using a weighted average cost of capital (“WACC”) which takes into account the costs of debt and equity. The cost of equity is based on the risk-free interest rate, equity risk premium, industry and size equity premiums and any additional market equity risk premiums as deemed appropriate for each reporting unit. To arrive at a fair value for each reporting unit, the terminal value is discounted by the WACC and added to the present value of the estimated cash flows over the discrete five-year period. There are a number of other variables which impact the projected cash flows, such as expected revenue growth and profitability levels, working capital requirements, capital expenditures and related depreciation and amortization. Under the market approach, we perform a comparable public company analysis and apply revenue and earnings multiples from the identified set of companies to the reporting unit’s actual and forecasted financial performance to determine the fair value of each reporting unit. We evaluate the reasonableness of the fair value calculations of our reporting units by reconciling the total of the fair values of all of our reporting units to our total market capitalization, and adjusting for an appropriate control premium.   In addition, we make certain judgments in allocating shared assets and liabilities to determine the carrying values for each of our reporting units.

For our annual goodwill impairment test as of December 31, 2012, we performed a qualitative assessment as permitted by ASU 2011-08 for all of our reporting units and determined that it was more likely than not that the fair values of each of our reporting units exceeded their respective carrying values. For our annual goodwill impairment tests as of December 31, 2011 and 2010, we performed step one of the two-step impairment test and determined that the estimated fair values of each of our reporting units exceeded their respective carrying values, indicating the underlying goodwill of each unit was not impaired. Each of our reporting units had a substantial excess of fair value over their respective carrying values as of December 31, 2011 and 2010.

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

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

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

	2012	2011	2010
	(In thousands)
Non-dilutive instruments	64	115	1,299
Dilutive common stock equivalents	319	244	108

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

Stock-Based Compensation

Pursuant to our stock-based incentive plans which are described more fully in Note 10, we grant stock options, restricted stock, stock units, and equity to officers, employees, and members of the Board of Directors. We compute compensation expense for all equity-based compensation awards issued to employees using the fair-value measurement method. We recognize compensation expense on a straight-line basis over the requisite service period for stock-based compensation awards with both graded and cliff vesting terms. We apply a forfeiture estimate to compensation expense recognized for awards that are expected to vest during the requisite service period, and revise that estimate if subsequent information indicates that the actual forfeitures will differ from the estimate. We recognize the cumulative effect of a change in the number of awards expected to vest in compensation expense in the period of change. We do not capitalize any portion of our stock-based compensation.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate the estimates used, including but not limited to those related to revenue recognition, the allowance for doubtful accounts receivable, impairments of goodwill and other intangible assets, valuation of intangible assets acquired and contingent consideration liabilities assumed in business acquisitions, valuation of stock-based compensation awards and income taxes. Actual results could differ from these estimates.

Fair Value Estimates

ASC Topic 820, Fair Value Measurements and Disclosure (“Topic 820”), defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The guidance within Topic 820 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. The fair value hierarchy prioritizes the inputs used in valuation techniques into three levels as follows:

•	Level 1 – unadjusted quoted prices for identical assets or liabilities in active markets;

•	Level 2 – quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted market prices that are observable or that can be corroborated by observable market data by correlation; and

•	Level 3 – unobservable inputs based upon the reporting entity’s internally developed assumptions which market participants would use in pricing the asset or liability.

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

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

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

Accounting Standards Adopted

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”).  The objective of ASU 2011-08 is to simplify how entities, both public and nonpublic, test goodwill for impairment.  These amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  Previous guidance required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any.  Under the amendments in ASU 2011-08, an entity is not required to perform step one of the goodwill impairment test for a reporting unit if it is more likely than not that its fair value is greater than its carrying amount.  The guidance in ASU 2011-08 is effective for annual and interim goodwill assessments performed for fiscal years beginning after December 15, 2011 and early adoption is permitted.  We implemented this accounting standard for our goodwill impairment testing as of December 31, 2012.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"), which requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The current option to present components of other comprehensive income as part of the statement of changes in stockholders' equity will be eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. ASU 2011-05 is effective for interim and annual periods beginning after December 15, 2011 and will be applied retrospectively. We adopted ASU 2011-05 in the first quarter of 2012 and have included two separate, but consecutive statements of operations and comprehensive income in this report. The adoption of ASU 2011-05 changed our financial statement presentation of comprehensive income but did not impact our net income, financial position or cash flows.

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

(2)	Acquisitions

The following tables summarize the purchase prices and purchase price allocations for the acquisitions completed during the years ended December 31, 2012, 2011 and 2010. A description of the acquired businesses during each year is summarized below each table.

2012 Acquisitions	(Dollars in thousands)
Acquired company	Information Horizons	Asentus	Rovsing Dynamics	Blessing White
Acquisition date	5/1/2012	6/29/2012	9/17/2012	10/1/2012

Cash purchase price	$531	$1,417	$720	$10,762
Fair value of contingent consideration	—	765	—	—
Estimated working capital adjustment	—	—	—	(769)
Total purchase price	$531	$2,182	$720	$9,993

Purchase price allocation:
Cash	$—	$396	$20	$830
Accounts receivable	—	1,970	—	2,462
Other assets	—	411	898	192
Property, plant and equipment	26	46	5	76
Intangible assets	505	443	775	3,280
Goodwill	—	1,931	340	6,295
Total assets	531	5,197	2,038	13,135

Accounts payable and accrued expenses	—	2,708	428	1,548
Billings in excess of costs and estimated earnings on uncompleted contracts	—	221	890	282
Deferred tax liability	—	86	—	1,312
Total liabilities	—	3,015	1,318	3,142

Net assets acquired	$531	$2,182	$720	$9,993

Information Horizons

Effective May 1, 2012, we entered into an Asset Purchase Agreement with Information Horizons Limited (“Information Horizons”), an independent skills training provider located in the United Kingdom, to acquire its government funded training services business. The purchase price primarily consisted of a customer-related intangible asset of $505,000 which is being amortized over an estimated useful life of three years subsequent to the acquisition date. Information Horizons is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements since May 1, 2012. The pro-forma impact of the acquisition is not material to our results of operations.

Asentus

On June 29, 2012, through our wholly-owned subsidiaries in Canada and Europe, we acquired the business and operations of Asentus Consulting Group Ltd. and Asentus Europe B.V. (collectively, “Asentus”). Asentus is an international provider of IT technical training content, and live and virtual training event services, with offices in Vancouver, Canada, The Netherlands, Germany and France. The total purchase price for both companies was $1,417,000, of which $1,100,000 was paid in cash at closing and $317,000 was paid during the fourth quarter of 2012 subsequent to the finalization of a working capital calculation pursuant to the purchase agreement. In addition, the purchase agreement requires up to an additional $3,700,000 of consideration, contingent upon the achievement of certain earnings targets, as defined in the purchase agreement, during two successive twelve-month periods following the closing. Of the total contingent consideration, a maximum of $2,100,000 would be payable subsequent to the first twelve-month period following completion of the acquisition and a maximum of $1,600,000 would be payable subsequent to the second twelve-month period following completion of the acquisition. We recorded amortizable intangible assets as a result of the acquisition, which included $325,000 of customer-related intangible assets which are being amortized over an estimated useful life of five years and $118,000 of intellectual property which is being amortized over an estimated useful life of three years. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired Asentus business is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements since July 1, 2012. The pro-forma impact of the acquisition is not material to our results of operations.

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

Rovsing Dynamics

On September 17, 2012, we entered into an Asset Purchase Agreement with Rovsing Dynamics A/S (“Rovsing”), located in Denmark, a provider of vibration condition monitoring hardware and software, and on that date acquired the business and certain operating assets. We recorded a technology-related intangible asset of $775,000 related to proprietary software acquired which is being amortized over an estimated useful life of three years subsequent to the acquisition date. We expect that all of the goodwill recorded for financial statement purposes will be deductible for tax purposes. The acquired Rovsing business is included in the Energy Services segment and the results of its operations have been included in the consolidated financial statements since September 17, 2012. The pro-forma impact of the acquisition is not material to our results of operations.

BlessingWhite

On October 1, 2012, we completed the acquisition of BlessingWhite, a provider of leadership development and employee engagement solutions. The total purchase price was $10,762,000 in cash at closing and is subject to a working capital adjustment as defined in the purchase agreement. We expect to finalize the working capital adjustment in the first quarter of 2013. We recorded $3,280,000 of amortizable intangible assets as a result of the acquisition, which includes $1,761,000 of customer-related intangible assets which are being amortized over five years, $1,238,000 of intellectual property related to training course content which is being amortized over five years, $191,000 related to the acquired tradename which is being amortized over two years, and $90,000 related to acquired technology which is being amortized over three years from the acquisition date. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. BlessingWhite is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements since October 1, 2012. The pro-forma impact of the acquisition is not material to our results of operations.

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

2011 Acquisitions	(Dollars in thousands)
Acquired company	Communication Consulting	Ultra Training	RWD	Beneast Training
Acquisition date	2/1/2011	4/1/2011	4/15/2011	8/1/2011

Cash purchase price	$1,505	$3,420	$25,760	$6,771
Fair value of contingent consideration	112	—	—	—
Total purchase price	$1,617	$3,420	$25,760	$6,771

Purchase price allocation:
Cash	$—	$347	$81	$2,236
Accounts receivable	—	340	13,667	375
Other assets	—	188	2,261	104
Property, plant and equipment	16	42	573	192
Intangible assets	390	1,412	3,726	2,706
Goodwill	1,211	2,336	13,059	3,790
Total assets	1,617	4,665	33,367	9,403

Accounts payable and accrued expenses	—	878	6,299	1,956
Billings in excess of costs and estimated earnings on uncompleted contracts	—	—	1,308	—
Deferred tax liability	—	367	—	676
Total liabilities	—	1,245	7,607	2,632

Net assets acquired	$1,617	$3,420	$25,760	$6,771

Communication Consulting

On February 1, 2011, through our wholly-owned subsidiaries in Hong Kong and Shanghai, we acquired the training business and certain related assets of Cathay/Communication Consulting Limited (“Communication Consulting”), a Hong Kong-based training and consulting company with offices in Shanghai and Beijing, China, and Haryana (New Delhi) in India. Communication Consulting designs and delivers customized training solutions and specializes in the areas of leadership, communication skills, sales and customer service training. The purchase price allocation includes $390,000 of intangible assets, which consists of $230,000 for intellectual property and $160,000 for customer-related intangible assets, both of which are being amortized over five years from the acquisition date. We expect that all of the goodwill recorded for financial statement purposes will be deductible for tax purposes. The acquired Communication Consulting business is included in the Professional & Technical Services segment and the results of its operations have been included in the consolidated financial statements since February 1, 2011. The pro-forma impact of the acquisition is not material to our results of operations.

Ultra Training Ltd.

On April 1, 2011, we acquired Ultra Training Ltd., an independent skills training provider located in the United Kingdom. The purchase price allocation includes $1,412,000 of customer-related intangible assets which are being amortized over five years from the acquisition date. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. Ultra Training Ltd. is included in the Learning Solutions segment and its results of operations have been included in the consolidated financial statements since April 1, 2011. The pro-forma impact of the acquisition is not material to our results of operations.

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

RWD Technologies

On April 15, 2011, we completed the acquisition of certain assets of the consulting business of RWD Technologies, LLC, a Delaware limited liability company, and certain of its subsidiaries (collectively, “RWD”). RWD is a provider of human capital management and IT consulting services, business transformation and lean process improvement, end-user training, change management, knowledge management and operator effectiveness management solutions in industries such as manufacturing, energy, automotive, aerospace, healthcare, life sciences, consumer products, financial, telecommunications, services and higher education as well as the public sector. We paid $27,980,000 of cash at closing. The purchase price was subsequently adjusted based on the final determination of the working capital of the acquired business as of the closing date in accordance with the Asset Purchase Agreement. In September 2011, the seller paid us $2,220,000 based on the final determination of working capital as of the acquisition date. The purchase price allocation includes $3,726,000 of intangible assets, which consists of $2,935,000 for customer-related intangible assets which are being amortized over 5.9 years and $791,000 related to the acquired tradename which is being amortized over two years from the acquisition date. We expect that all of the goodwill recorded for financial statement purposes will be deductible for tax purposes.

A portion of the acquired business is reported as a separate reportable segment named Performance Readiness Solutions (formerly RWD), and the other business units are included in the Professional & Technical Services and Sandy Training & Marketing segments. The results of RWD’s operations have been included in the consolidated financial statements since April 16, 2011.

The following unaudited pro-forma condensed consolidated results of operations assume that the acquisition of RWD was completed as of January 1 for each of the years below:

	Year ended
	December 31,
	2011	2010
	(In thousands, except per share amounts)
Revenue	$354,609	$324,587
Net income	18,605	8,279
Basic earnings per share	0.99	0.44
Diluted earnings per share	0.98	0.44

Beneast Training Ltd.

On August 1, 2011, we acquired the share capital of TK Holdings Ltd and its subsidiary Beneast Training Ltd. (collectively, “Beneast”), an independent skills training provider located in the United Kingdom. The purchase price allocation includes $2,706,000 of customer-related intangible assets which are being amortized over five years from the acquisition date. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. Beneast is included in the Learning Solutions segment and its results of operations have been included in the consolidated financial statements since August 1, 2011. The pro-forma impact of the acquisition is not material to our results of operations.

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

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

2010 Acquisitions	(Dollars in thousands)
Acquired company	Marton House	Bath Consulting	Academy of Training
Acquisition date	4/1/2010	11/1/2010	12/1/2010

Cash purchase price	$2,752	$1,353	$1,119
Fair value of contingent consideration	1,614	939	133
Total purchase price	$4,366	$2,292	$1,252

Purchase price allocation:
Cash	$5	$106	$52
Accounts receivable	1,441	945	380
Other assets	520	102	194
Property, plant and equipment	25	34	73
Customer-related intangible assets	1,044	486	303
Goodwill	3,136	1,518	905
Total assets	6,171	3,191	1,907

Accounts payable and accrued expenses	1,105	763	536
Billings in excess of costs and estimated earnings on uncompleted contracts	408	—	26
Deferred tax liability	292	136	93
Total liabilities	1,805	899	655

Net assets acquired	$4,366	$2,292	$1,252

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

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

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

Below is a summary of the potential contingent consideration we may be required to pay in connection with completed acquisitions as of December 31, 2012 (dollars in thousands):

	Original range
	of potential	As of December 31, 2012
	undiscounted	Maximum contingent consideration due in
Acquisition:	payments	2013	2014		Total
Milsom	$0 - $3,600	$302	$—	$	$302
Marton House	$0 - $3,750	1,293	—		1,293
Bath Consulting	$0 - $2,376	724	1,099		1,823
Communication Consulting	$0 - $700	300	—		300
Asentus	$0 - $3,700	2,100	1,600		3,700
Total		$4,719	$2,699	$	$7,418

Below is a summary of the changes in the recorded amount of contingent consideration liabilities from December 31, 2011 to December 31, 2012 for each acquisition (dollars in thousands):

			Change in
		2012	Fair Value of	Foreign
	Liability as of	Additions	Contingent	Currency	Liability as of
Acquisition:	Dec. 31, 2011	(Payments)	Consideration	Translation	Dec. 31, 2012
Milsom	$682	$(437)	$44	$13	$302
Option Six	800	(800)	—	—	—
Marton House	311	-	452	11	774
Bath Consulting	1,197	(350)	557	60	1,464
Academy of Training	49	(78)	29	—	—
Communication Consulting	239	(200)	(42)	3	—
Asentus	—	765	(251)	30	544
Total	$3,278	$(1,100)	$789	$117	$3,084

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

As of December 31, 2012 and 2011, contingent consideration included in accounts payable and accrued expenses on the consolidated balance totaled $2,540,000 and $2,539,000, respectively. As of December 31, 2012 and 2011, we also had accrued contingent consideration totaling $544,000 and $739,000, respectively, which is included in other long-term liabilities on the consolidated balance sheet and represents the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.

(3)	Goodwill & Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable business segment for the years ended December 31, 2012 and 2011 were as follows (in thousands):

		Professional		Performance
	Learning	& Technical		Readiness
	Solutions	Services	Sandy	Solutions	Energy	Total
Net book value at January 1, 2011
Goodwill	$41,115	$33,620	$5,508	$—	$8,170	$88,413
Accumulated impairment losses	(2,079)	(7,830)	(5,508)	—	—	(15,417)
Total	39,036	25,790	—	—	8,170	72,996
2011 Activity:
Acquisitions	6,440	3,823	653	9,795	—	20,711
Foreign currency translation	(322)	45	—	—	—	(277)
Other	(84)	(8)	—	—	—	(92)
Net book value at December 31, 2011
Goodwill	47,149	37,480	6,161	9,795	8,170	108,755
Accumulated impairment losses	(2,079)	(7,830)	(5,508)	—	—	(15,417)
Total	45,070	29,650	653	9,795	8,170	93,338
2012 Activity:
Acquisitions	8,226	—	—	—	340	8,566
Foreign currency translation	903	10	—	—	12	925
Other	—	(8)	—	—	—	(8)
Net book value at December 31, 2012
Goodwill	56,278	37,482	6,161	9,795	8,522	118,238
Accumulated impairment losses	(2,079)	(7,830)	(5,508)	—	—	(15,417)
Total	$54,199	$29,652	$653	$9,795	$8,522	$102,821

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
December 31, 2012
Customer relationships	$22,193	$(9,064)	$13,129
Tradenames	982	(700)	282
Intellectual property and other	3,686	(1,225)	2,461
	$26,861	$(10,989)	$15,872

December 31, 2011
Customer relationships	$20,286	$(6,361)	$13,925
Tradenames	791	(280)	511
Contract backlog	374	(367)	7
Intellectual property and other	1,844	(1,165)	679
	$23,295	$(8,173)	$15,122

Amortization expense for intangible assets was $4,598,000, $3,418,000 and $2,256,000, for the years ended December 31, 2012, 2011 and 2010, respectively. Estimated amortization expense for intangible assets included in our consolidated balance sheet as of December 31, 2012 is as follows (in thousands):

Fiscal year ending:
2013	$4,866
2014	4,440
2015	3,045
2016	2,051
2017	988
Thereafter	482
Total	$15,872

As of December 31, 2012, our intangible assets with definite lives had a weighted average remaining useful life of 3.9 years. We have no amortizable intangible assets with indefinite useful lives.

(4)	Inventories

Our inventories are comprised primarily of the following: (i) raw materials used in the assembly of glovebox portfolios, brochures and accessory kits for automotive manufacturers which are installed in new cars and trucks at the time of vehicle assembly; (ii) component parts used in the implementation of condition monitoring systems for power generation customers; and (iii) training materials, books and related accessories used in the delivery of courses. As of December 31, 2012 and 2011, we had total inventories of $654,000 and $178,000, respectively, which are included in prepaid expenses and other current assets in the consolidated balance sheets.

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

(5)	Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2012	2011
Machinery, equipment and vehicles	$15,043	$13,602
Furniture and fixtures	2,274	1,884
Leasehold improvements	1,058	928
Buildings	396	379
	18,771	16,793
Accumulated depreciation and amortization	(13,260)	(11,231)
	$5,511	$5,562

Depreciation expense was $2,636,000, $2,146,000, and $1,577,000, for the years ended December 31, 2012, 2011 and 2010, respectively.

(6)	Short-Term Borrowings

We have a $50,000,000 Financing and Security Agreement (the “Credit Agreement”) with a bank that expires on October 31, 2014 and is secured by certain of our assets. The Credit Agreement contains a provision to increase the maximum principal amount to $75,000,000 upon lender approval. The maximum interest rate on the Credit Agreement is the daily LIBOR market index rate plus 2.25%. Based upon our financial performance, the interest rate can be reduced. The Credit Agreement contains covenants with respect to our minimum tangible net worth, total liabilities to tangible net worth ratio and cash flow to debt service ratio. We were in compliance with all loan covenants under the Credit Agreement as of December 31, 2012. As of December 31, 2012, there were no borrowings outstanding and $50,000,000 of available borrowings under the Credit Agreement.

(7)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31,
	2012	2011
Trade accounts payable	$11,061	$10,481
Accrued salaries, vacation and benefits	16,463	14,517
Other accrued expenses	17,393	13,075
Accrued contingent consideration	2,540	2,539
Negative cash book balance	—	1,888
	$47,457	$42,500

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

(8)	Employee Benefit Plan

We offer the GP Retirement Savings Plan (the “Plan”) to our employees. Eligible employees are automatically enrolled unless they elect to not participate in the Plan, and contributions begin as soon as administratively feasible after enrollment. The Plan permits pre-tax contributions to the Plan by participants pursuant to Section 401(k) of the Internal Revenue Code (IRC). We make matching contributions at our discretion. In 2012, 2011 and 2010, we contributed 107,728, 93,472, and 48,440 shares, respectively, of our common stock directly to the Plan with a value of approximately $1,835,000, $1,108,000 and $440,000, respectively. In addition, we contributed cash, net of forfeitures, of $150,000, $334,000 and $160,000 to the Plan for matching contributions for the years ended December 31, 2012, 2011 and 2010, respectively. For the years ended December 31, 2012, 2011 and 2010, we recognized total compensation expense of $2,086,000, $1,520,000 and $601,000, respectively, in the consolidated statements of operations for matching contributions to the Plan.

(9)	Income Taxes

The components of income before income taxes and income tax expense for the years ended December 31, 2012, 2011 and 2010 are as follows (in thousands):

	Years ended December 31,
	2012	2011	2010
Income before income taxes:
Domestic	$27,827	$21,976	$17,452
Foreign	7,975	6,415	3,400
Total income before income taxes	$35,802	$28,391	$20,852

Income tax expense:
Current:
Federal	$7,846	$6,869	$4,746
State and local	1,653	1,750	1,111
Foreign	2,899	1,765	1,328
Total current	12,398	10,384	7,185
Deferred:
Federal	856	310	910
State and local	236	48	133
Foreign	(376)	(211)	(108)
Total deferred	716	147	935
Total income tax expense	$13,114	$10,531	$8,120

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

The difference between the expense for income tax expense computed at the statutory rate and the reported amount of income tax expense is as follows:

	December 31,
	2012	2011	2010
Federal income tax rate	35.0%	35.0%	35.0%
State and local taxes net of federal benefit	3.4	4.1	3.8
Foreign taxes	(0.1)	(1.2)	2.2
Permanent differences	1.9	2.1	(0.6)
Valuation allowance adjustments	—	0.1	(0.5)
Reduction of uncertain tax position liabilities	(4.5)	(3.1)	—
Other	0.9	0.1	(1.0)
Effective tax rate	36.6%	37.1%	38.9%

Uncertain Tax Positions

During the third quarter of 2012, we recognized an income tax benefit of $1,602,000 on the reduction of an uncertain tax position liability relating to a prior tax deduction that is now outside the applicable statute of limitations. The income tax benefit included a $1,418,000 reduction in the uncertain tax position liability and the reversal of $184,000 of accrued interest and penalties. During the fourth quarter of 2011, we recognized an income tax benefit of $891,000 on the reduction of an uncertain tax position liability relating to a period that is outside the applicable statute of limitations. The income tax benefit included an $800,000 reduction in the uncertain tax position liability and the reversal of $91,000 of accrued interest and penalties. Excluding the impact of these income tax benefits in both years, our effective income tax rate was 41.1% and 40.2% for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, after recording the reduction of the uncertain tax position liability, we had no other uncertain tax positions reflected on our consolidated balance sheet.

We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2012, 2011 and 2010, we recognized $(160,000), $(6,000) and $93,000, respectively, of interest expense (income) related to these tax positions which is reflected within income tax expense in the consolidated statements of operations. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examination by tax authorities for years prior to 2009, with the exception of the net operating loss generated in 2003 that was utilized on the 2008 and 2009 tax returns.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, is as follows (in thousands):

	Years ended December 31,
	2012	2011	2010
Unrecognized tax benefits at beginning of the year	$1,418	$2,218	$2,218
Additions related to current year tax positions	—	—	—
Additions related to prior year tax positions	—	—	—
Settlements	—	—	—
Reductions due to lapse of statute of limitations	(1,418)	(800)	—
Unrecognized tax benefits at end of the year	$—	$1,418	$2,218

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

Deferred Income Taxes

The tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities that are included in the net deferred tax assets and liabilities are summarized as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Allowance for doubtful accounts	$492	$380
Accrued liabilities	1,131	1,363
Stock-based compensation expense	499	1,174
Net federal, state and foreign operating loss carryforwards	288	465
Deferred tax assets	2,410	3,382
Deferred tax liabilities:
Intangible assets, property and equipment, principally due to difference in depreciation and amortization	6,990	5,709
Net deferred tax liabilities	(4,580)	(2,327)
Less valuation allowance	(263)	(326)
Net deferred tax liabilities, net of valuation allowance	$(4,843)	$(2,653)

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

As of December 31, 2012, we had utilized all of our available credit carryovers for Federal tax purposes. In addition, as of December 31, 2012, we had foreign net operating loss carryforwards of $263,000 which expire in 2013 and beyond. There is a valuation allowance of $263,000 against the foreign net operating loss carryforwards due to the uncertainty of future profitability in foreign jurisdictions.

Foreign Income

As of December 31, 2012, we had approximately $17,700,000 of accumulated undistributed earnings generated by our foreign subsidiaries. No provision has been made for income taxes that would be payable upon the distribution of such earnings since we intend to permanently reinvest these earnings. If these earnings were distributed in the form of dividends or otherwise, the distributions would be subject to U.S. federal income tax at the statutory rate of 35 percent, less foreign tax credits available to offset such distributions, if any. In addition, such distributions may be subject to withholding taxes in the various tax jurisdictions.

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

(10)	Stock-Based Compensation

Our shareholders approved the 2011 Stock Incentive Plan (the “2011 Plan”) at our Annual Meeting of Shareholders in December 2011. The 2011 Plan replaced the 1973 Non-Qualified Stock Option Plan, as amended, and the 2003 Incentive Stock Plan (the “Prior Plans”). No new awards will be made under the Prior Plans and outstanding awards will remain outstanding under the Prior Plans until settled. Under the 2011 Plan, we may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of our common stock to officers, employees or members of the Board of Directors. We are authorized to grant an aggregate of 1,355,764 shares under the 2011 Plan. As of December 31, 2012 there were 1,147,780 available shares for issuance of future grants of awards under the 2011 Plan. As of December 31, 2012, there were 583,692 shares representing outstanding awards under the Prior Plans and 252,000 shares representing outstanding awards under the 2011 Plan. We may issue new shares or use shares held in treasury to deliver shares to employees for our equity grants or upon exercise of non-qualified stock options.

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Years ended December 31,
	2012	2011	2010
Non-qualified stock options	$711	$963	$794
Restricted stock units	717	650	584
Board of Director stock grants	363	379	279
Total	$1,791	$1,992	$1,657

We recognized a deferred income tax benefit of $571,000, $645,000 and $551,000, respectively, during the years ended December 31, 2012, 2011, and 2010 associated with the compensation expense recognized in our consolidated financial statements. As of December 31, 2012, we had non-qualified stock options and restricted stock units outstanding under these plans as discussed below.

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

Summarized information for our non-qualified stock options is as follows:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
Stock Options	options	exercise price	term	value

Outstanding at December 31, 2011	1,441,370	$9.93

Granted	54,500	17.57
Exercised	(812,340)	10.80
Forfeited	(37,100)	11.74
Expired	(21,730)	4.65

Outstanding at December 31, 2012	624,700	$9.54	3.37	$6,942,000

Stock options expected to vest	610,500	$9.55	3.37	$6,774,000

Exercisable at December 31, 2012	188,200	$8.49	2.90	$2,288,000

Summarized weighted average information for non-qualified stock options granted to certain key personnel during the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Number of options granted	54,500	157,500	500,000
Exercise price	$17.57	$13.18	$7.52
Vesting term	4.5 years	5 years	5 years
Contractual term	5.5 years	6 years	6 years
Grant-date fair value	$6.80	$4.63	$3.15

Black-Scholes assumptions:
Expected term	4.2 years	4.5 years	4.6 years
Expected stock price volatility	48.3%	39.3%	47.6%
Risk-free interest rate	0.61%	1.82%	2.15%
Expected dividend yield	—%	—%	—%

As of December 31, 2012, we had approximately $1,317,000 of unrecognized compensation cost related to the unvested portion of outstanding stock options to be recognized on a straight-line basis over a weighted average remaining service period of approximately 2.9 years.

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

We received cash for the exercise price associated with stock options exercised of $284,000, $355,000, and $39,000 during the years ended December 31, 2012, 2011 and 2010, respectively. During the year ended December 31, 2012, we settled 782,980 outstanding stock options held by our employees by issuing 214,624 fully vested shares which represented the fair value of those stock options upon settlement, net of required income tax withholdings. The total intrinsic value realized by participants on stock options exercised and/or settled was $6,544,000, $123,000, and $130,000 during the years ended December 31, 2012, 2011 and 2010, respectively. During the years ended December 31, 2012, 2011 and 2010, we realized income tax benefits of $2,034,000, $131,000 and $129,000, respectively, related to stock option exercises and restricted stock vesting, which are reflected as an increase to additional paid-in capital on the consolidated statements of stockholders’ equity.

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

		Weighted
	Year ended	average
	December 31,	grant date
	2012	fair value
	(In shares)	(In dollars)
Outstanding and unvested, beginning of period	102,967	$6.43
Granted	198,500	19.26
Vested	(85,351)	6.53
Forfeited	(5,124)	8.74
Outstanding and unvested, end of period	210,992	$18.40
Restricted stock units expected to vest	197,232	$18.49

The total intrinsic value realized by participants upon the vesting of restricted stock units was $1,667,000, $1,024,000 and $1,071,000 during the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, we had unrecognized compensation cost of $3,326,000 related to the unvested portion of our outstanding restricted stock units to be recognized over a weighted average remaining service period of 4.5 years.

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

(11)	Common Stock

The holders of common stock are entitled to one vote per share. As of December 31, 2012, there were 19,049,672 shares of common stock issued and outstanding. In addition, as of December 31, 2012, there were 835,692 shares reserved for issuance under outstanding equity compensation awards such as stock options and restricted stock units and an additional 1,147,780 shares available for issuance for future grants of awards under the 2011 Plan.

Stock Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors. During the years ended December 31, 2012, 2011 and 2010, we repurchased approximately 180,000, 125,000 and 37,000 shares, respectively, of our common stock in the open market for a total cost of approximately $3,433,000, $1,414,000 and $266,000, respectively. As of December 31, 2012, there was approximately $1,059,000 available for future repurchases under the buyback program. There is no expiration date for the repurchase program.

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

On December 30, 2011, Sagard entered into a Stock Transfer Agreement with Bedford Oak Partners, L.P. (“Bedford Oak”) to privately purchase 350,000 shares of our common stock from Bedford Oak for a purchase price of $12.30 per share, or an aggregate purchase price of $4,305,000.  The transaction closed in January 2012. In addition, Sagard purchased an additional 173,353 and 101,478 shares of our common stock in the open market during the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, Sagard beneficially owned 3,509,774 shares or 18.4% of our outstanding common stock.

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

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

(12)	Business Segments

As of December 31, 2012, we operated through five reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing, (iv) Performance Readiness Solutions (formerly RWD), and (v) Energy Services. Our Learning Solutions segment represents an aggregation of two operating groups in accordance with the aggregation criteria in U.S. GAAP, while all of the other reportable segments each represent one operating group. We are organized by operating group primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

Further information regarding our business segments is discussed below.

Learning Solutions. The Learning Solutions segment delivers training, curriculum design and development, e-Learning services, system hosting, training business process outsourcing and consulting services primarily to large companies in the electronics and semiconductors, healthcare, software, financial and other industries as well as to government agencies. The ability to deliver a wide range of training services on a global basis allows this segment to take over the entire learning function for the client, including their training personnel. The October 2012 acquisition of BlessingWhite added proprietary leadership training content and employee engagement tools and services to this segment’s offerings.

Professional & Technical Services. This segment has over four decades of experience providing training, consulting, engineering and technical services, including lean consulting, emergency preparedness, safety and regulatory compliance, chemical demilitarization and environmental services primarily to large companies in the manufacturing, steel, pharmaceutical and petrochemical industries, federal and state government agencies and large government contractors. This segment also provides services to users of alternative fuels, including designing and constructing liquefied natural gas (LNG), liquid to compressed natural gas (LCNG) and hydrogen fueling stations, as well as supplying fuel and equipment.

Sandy Training & Marketing. The Sandy segment provides custom product sales training and has been a leader in serving manufacturing customers in the U.S. automotive industry for over 30 years. Sandy provides custom product sales training designed to better educate customer sales forces with respect to new vehicle features and designs, in effect rapidly increasing the sales force knowledge base and enabling them to address detailed customer queries. Furthermore, Sandy helps our clients assess their customer relationship marketing strategy, measure performance against competitors and connect with their customers on a one-to-one basis. This segment also provides technical training services to automotive manufacturers as well as customers in other industries.

Performance Readiness Solutions. Formerly named RWD, this segment represents a portion of the consulting business acquired from RWD Technologies, LLC in April 2011. Certain of the other acquired RWD business units are managed within the Professional & Technical Services and Sandy segments discussed above. Performance Readiness Solutions provides human capital management and IT consulting services, end-user training, change management, knowledge management and operator effectiveness management solutions in industries such as manufacturing, aerospace, healthcare, life sciences, consumer products, financial, telecommunications, services and higher education as well as the public sector.

Energy Services. The Energy Services segment provides engineering services, products and training primarily to electric power utilities. Our proprietary EtaProTM Performance and Condition Monitoring System provides a suite of performance and reliability solutions for power generation plants and is installed at over 1,000 power generating units in 34 countries. In addition to providing custom training solutions, this segment provides web-based training through our GPiLearnTM portal, which offers over 1,300 courses to over 30,000 power plant personnel in the U.S. and in over 40 countries.

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

We do not allocate the following items to the segments: other income, interest expense, gain (loss) on change in fair value of contingent consideration and income tax expense. Inter-segment revenue is eliminated in consolidation and is not significant.

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

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income tax expense (in thousands):

	Years ended December 31,
	2012	2011	2010
Revenue:
Learning Solutions	$161,455	$130,392	$118,922
Professional & Technical Services	87,844	85,285	70,893
Sandy Training & Marketing	70,243	54,604	47,153
Performance Readiness Solutions	55,794	40,079	—
Energy Services	26,236	22,807	22,958
	$401,572	$333,167	$259,926

Operating income:
Learning Solutions	$16,487	$9,700	$9,074
Professional & Technical Services	5,717	7,526	3,310
Sandy Training & Marketing	4,897	3,018	1,518
Performance Readiness Solutions	2,548	601	—
Energy Services	6,822	5,540	5,322
Gain on reversal of deferred rent liability	—	1,041	—
Gain (loss) on change in fair value of contingent consideration, net	(789)	517	1,313
Operating income	35,682	27,943	20,537
Interest expense	(269)	(209)	(236)
Other income	389	657	551
Income before income tax expense	$35,802	$28,391	$20,852

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

Additional information relating to our business segments is as follows (in thousands):

	December 31,
	2012	2011
Identifiable assets:
Learning Solutions	$116,753	$95,389
Professional & Technical Services	56,160	59,675
Sandy Training & Marketing	24,250	16,819
Performance Readiness Solutions	27,472	25,747
Energy Services	19,799	13,946

Total assets	$244,434	$211,576

Corporate and other assets which consist primarily of cash and cash equivalents, other assets, and deferred tax assets and liabilities are allocated to the segments based on their respective percentage of consolidated revenues.

	Years ended December 31,
	2012	2011	2010
Additions to property, plant and equipment:
Learning Solutions	$1,004	$1,116	$380
Professional & Technical Services	299	1,068	336
Sandy Training & Marketing	38	6	9
Performance Readiness Solutions	61	161	—
Energy Services	203	48	31
Corporate and other	931	1,576	775
	$2,536	$3,975	$1,531
Depreciation and amortization:
Learning Solutions	$3,794	$2,695	$1,824
Professional & Technical Services	439	294	327
Sandy Training & Marketing	428	424	478
Performance Readiness Solutions	1,102	871	—
Energy Services	357	353	386
Corporate and other	1,851	1,550	1,215
	$7,971	$6,187	$4,230

Information about our revenue in different geographic regions, which are attributable to our wholly owned subsidiaries located in the United Kingdom, Canada, Netherlands, Denmark, Germany, France, Mexico, Colombia, Singapore, China and India is as follows (in thousands):

	Years ended December 31,
	2012	2011	2010
United States	$323,867	$274,010	$214,194
United Kingdom	61,102	48,151	36,518
Other	16,603	11,006	9,214
	$401,572	$333,167	$259,926

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

Information about our total assets in different geographic regions is as follows (in thousands):

	December 31,
	2012	2011
United States	$188,596	$165,482
United Kingdom	40,163	39,033
Other	15,675	7,061
	$244,434	$211,576

(13)	Related Party Transactions

Pursuant to the terms of the Securities Purchase Agreement with Sagard as discussed in Note 11, we agreed to take all corporate and other action necessary to cause one designee of Sagard to be elected or appointed to our Board of Directors, effective as of December 30, 2009, in all cases subject to compliance with relevant NYSE rules and regulations and all other legal and governance requirements regarding service as a director. Accordingly, on December 18, 2009, the Board of Directors unanimously approved resolutions increasing the number of Directors on the Board of Directors from seven to eight and, effective as of the date of the closing of the Offering, elected Daniel Friedberg to serve on the Board of Directors for an initial term commencing as of the date of the closing of the Offering and ending at the next annual meeting of our shareholders.

As discussed in Note 11, Sagard purchased 350,000 shares of our common stock from Bedford Oak in January 2012. Daniel M. Friedberg has been President and CEO of Sagard Capital Partners Management Corporation, the investment manager of Sagard, since its founding in 2005. Harvey P. Eisen, the Chairman of our Board of Directors, is also the Chairman and Managing Member of Bedford Oak Advisors, LLC, the investment manager of Bedford Oak. Except as described above, neither Mr. Friedberg nor Mr. Eisen is a party to any other material arrangements or transactions involving the Company.

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

(14)	Commitments, Guarantees, and Contingencies

Commitments

Operating Leases

We have various noncancelable leases for real property and machinery and equipment. Such leases expire at various dates with, in some cases, options to extend their terms.

Minimum rentals under long-term operating leases are as follows (in thousands):

	Real	Machinery and
	property	equipment	Total
2013	$5,722	$1,056	$6,778
2014	3,918	574	4,492
2015	3,159	238	3,397
2016	2,752	22	2,774
2017	2,304	—	2,304
Thereafter	1,792	—	1,792
Total	$19,647	$1,890	$21,537

Certain of the leases contain provisions for rent escalation based primarily on increases in a specified Consumer Price Index, real estate taxes and operating costs incurred by the lessor. Rent expense was approximately $6,914,000, $6,615,000 and $5,769,000 for 2012, 2011 and 2010, respectively.

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

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

Other

As of December 31, 2012, we had three outstanding letters of credit totaling $196,000, two of which expire in 2013 and one which expires in 2018. In addition, we have two outstanding performance bonds totaling $3,245,000 relating to construction contracts scheduled to be completed in 2013.

Contingencies

On February 22, 2011, the Company was named a defendant in a complaint filed by the State of Tennessee (the “State”) in the Chancery Court for the 20th Judicial District of Tennessee. The complaint alleged that Bryan Oil Company, an executive of Bryan Oil, the Company and a former employee of the Company, violated provisions of the Tennessee Petroleum Underground Storage Tank Act (the "UST Act") in connection with the closure of a waste oil storage tank in 1997. The Complaint sought civil penalties not to exceed $10,000 per day for each violation of the UST Act, post-judgment interest and court costs.  The Company denied the substantive allegations in the complaint and asserted that its actions complied with the UST Act and applicable regulations, that it did not file false information in violation of the law, and that it had valid defenses against the State's allegations. The State also began an administrative action to remove the Company as an approved Corrective Action Contractor (CAC) and issued a ruling that found that the Company had filed false information by incorrectly stating the size of the tank in a report filed in 1997. The Company appealed that ruling to the State UST Board.  In 2012, evaluation and monitoring of the site where the tank had been located confirmed that there is no actionable contamination on the site and that all soil and groundwater analytical results for the chemicals of concern concentration(s) remain below the site-specific clean-up levels. The State approved closure of the site and removal of the monitoring wells and issued a case closure letter dated December 27, 2012.  On or about January 10, 2013, all parties to the state court lawsuit entered into a compromise and settlement agreement resolving all matters in dispute among them, without the admission of any liability or the finding of any fault or violations of any statutes or regulations on the part of the Company or any of the other defendants. In connection with the settlement, the Company agreed to pay $65,000 to the State. The state court lawsuit was dismissed, with prejudice, and the administrative ruling and appeal were withdrawn, formally concluding both matters.

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

(15)	Quarterly Information (unaudited)

Our quarterly financial information has not been audited but, in management’s opinion, includes all adjustments necessary for a fair presentation.

(In thousands)	Three months ended				Year ended
2012	March 31	June 30	September 30	December 31	December 31

Revenue	$93,605	$102,311	$99,671	$105,985	$401,572
Gross profit	15,612	19,005	17,929	19,425	71,971
Net income	4,384	5,984	6,183	6,137	22,688

Earnings per share:

Basic	$0.23	$0.32	$0.33	$0.32	$1.20
Diluted	$0.23	$0.31	$0.32	$0.32	$1.18

2011

Revenue	$64,293	$86,034	$88,948	$93,892	$333,167
Gross profit	10,792	14,711	14,865	16,266	56,634
Net income	2,590	4,711	4,619	5,940	17,860

Earnings per share:

Basic	$0.14	$0.25	$0.25	$0.32	$0.95
Diluted	$0.14	$0.25	$0.24	$0.31	$0.94

The sum of the quarterly earnings per share amounts may not equal the total for the year due to the effects of rounding and dilution as a result of issuing common shares during the year.

Item 9:     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:      Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2012 were effective.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of internal control over financial reporting as of December 31, 2012 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (“COSO Framework”).  Based upon our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2012.

Our internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, whose report appears in Item 8.

(c) Changes in Internal Control over Financial Reporting

During the year ended December 31, 2012, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d—15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B: Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The additional information required by this item will be either set forth under the Election of Directors section in the Proxy Statement for the 2013 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 30, 2013.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange (“NYSE”), and to furnish us with such reports. Based solely on a review of copies of such reports for 2012, we believe that during 2012 all reports applicable to our officers, directors and greater than 10% beneficial owners were filed on a timely basis.

Item 11. Executive Compensation

The information required by this item will be either set forth under the Executive Compensation section in the Proxy Statement for the 2013 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 30, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The additional information required by this item will be either set forth under the Principal Stockholders and Security Ownership of Directors and Named Executive Officers sections in the Proxy Statement for the 2013 Annual Meeting of Stockholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 30, 2013.

Equity Compensation Plan information as of December 31, 2012

Plan category:
Equity compensation plans not approved by security holders:
(a)	Number of securities to be issued upon exercise
	of outstanding options	114,100
(b)	Weighted average exercise price of outstanding
	options	$13.18
(c)	Number of securities remaining available for future
	issuance under equity compensation plans
	(excluding securities reflected in row (a))	-

Equity compensation plans approved by security holders:
(a)	Number of securities to be issued upon exercise
	of outstanding options	510,600
(b)	Weighted average exercise price of outstanding
	options	$8.73
(c)	Number of securities remaining available for future
	issuance under equity compensation plans	1,147,780

For a description of the material terms of our stock-based compensation plans, see Note 10 to the Consolidated Financial Statements in Item 8 of this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be either set forth in the Certain Relationships and Related Transactions section of the Proxy Statement for the 2013 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 30, 2013.

Item 14. Principal Accounting Fees and Services

The information required by this item will be either set forth in the Ratification of Independent Registered Public Accounting Firm section of the Proxy Statement for the 2013 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 30, 2013.

Part IV

Item 15: Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Report:

(1)	Financial Statements of GP Strategies Corporation and Subsidiaries (Part II, Item 8):

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2012 and 2011

Consolidated Statements of Operations – Years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income – Years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows – Years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules:

Other financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the financial statements or notes thereto, or contained in this report.

(3)	Exhibits required by Item 601 of Regulation S-K.

Exhibit number

2.1	Agreement and Plan of Merger dated as of October 31, 2011 between GP Strategies Corporation and General Physics Corporation. Incorporated herein by reference to Appendix A of GP Strategies Corporation’s Definitive Proxy Statement filed on November 1, 2011.

2.2	Asset Purchase Agreement dated March 8, 2011, and Amendment No. 1 to Asset Purchase Agreement, by and among General Physics Corporation, General Physics (UK) Ltd., RWD Technologies, LLC, RWD Technologies UK Limited, RWD Technologies Canada, Co. RWD Holdings LLC, RWD Technologies De Colombia, Ltda. and the Equity Owners of the Sellers identified on the signature pages thereto. Incorporated herein by reference to Exhibits 2.1 and 2.2 of GP Strategies Corporation’s Form 8-K filed on April 21, 2011.

2.3	Stock Purchase Agreement dated December 30, 2009 by and among General Physics Corporation and PerformTech, Inc. Incorporated herein by reference to Exhibit 2.1 of GP Strategies Corporation’s Form 8-K filed on January 5, 2010.

2.4	Asset Purchase Agreement, dated as of December 22, 2006, between General Physics Corporation and ADP, Inc. Incorporated herein by reference to Exhibit 2.1 of GP Strategies Corporation’s Form 8-K filed on December 29, 2006.

3.1	Composite of the Restated Certificate of Incorporation of GP Strategies Corporation including all amendments through December 31, 2011. Incorporated herein by reference to Exhibit 3.1 of GP Strategies Corporation’s Form 8-K filed on January 3, 2012.

3.2	GP Strategies Corporation Amended and Restated By-Laws, including all amendments through December 31, 2011. Incorporated herein by reference to Exhibit 3.2 of GP Strategies Corporation’s Form 8-K filed on January 3, 2012.

10.1	Third Amended and Restated Financing and Security Agreement, dated April 30, 2012, by and between GP Strategies Corporation as Borrower and Wells Fargo Bank, National Association, as Lender. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation’s Form 10-Q for the quarter ended March 31, 2012.

10.2	GP Strategies Corporation 2011 Stock Incentive Plan. Incorporated herein by reference to Appendix B of GP Strategies Corporation’s Definitive Proxy Statement filed on November 1, 2011.

10.3	1973 Non-Qualified Stock Option Plan of GP Strategies Corporation, as amended on December 28, 2006. Incorporated by reference to Exhibit 10.1 of GP Strategies Corporation’s Form 10-K for the year ended December 31, 2006.

10.4	GP Strategies Corporation 2003 Incentive Stock Plan. Incorporated herein by reference to Exhibit 4 of GP Strategies Corporation’s Form 10-Q for the quarter ended September 30, 2003.

10.5	Employment Agreement, dated as of July 1, 1999, between GP Strategies Corporation’s and Scott N. Greenberg. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation’s Form 10-Q for the quarter ended September 30, 1999.

10.6	Amendment, dated January 21, 2005, to Employment Agreement dated as of July 1, 1999 between GP Strategies Corporation and Scott N. Greenberg. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation’s Form 8-K filed on January 25, 2005.

10.7	Amendment, dated June 20, 2007, to Employment Agreement dated as of July 1, 1999 between GP Strategies Corporation and Scott N. Greenberg. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation’s Form 8-K filed on June 26, 2007.

10.8	Amendment, dated December 30, 2008, to Employment Agreement by and between GP Strategies Corporation and Scott N. Greenberg dated July 1, 1999. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation’s Form 8-K filed on January 6, 2009.

10.9	Amendment, dated December 30, 2009, to Employment Agreement by and between GP Strategies Corporation and Scott N. Greenberg dated July 1, 1999. Incorporated herein by reference to Exhibit 10.3 to GP Strategies Corporation’s Form 8-K filed December 31, 2009.

10.10	Amendment, dated December 30, 2011, to Employment Agreement dated as of July 1, 1999 between General Physics Corporation and Douglas E. Sharp. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation’s Form 8-K filed on January 3, 2012.

10.11	Employment Agreement, dated as of July 1, 1999, between General Physics Corporation and Douglas E. Sharp. Incorporated herein by reference to Exhibit 10.11 of GP Strategies Corporation’s Form 10-K for the year ended December 31, 2003.

10.12	Amendment, dated January 21, 2005, to Employment Agreement dated as of July 1, 1999 between General Physics Corporation and Douglas E. Sharp. Incorporated herein by reference to Exhibit 10.2 of GP Strategies Corporation’s Form 8-K filed on January 25, 2005.

10.13	Amendment, dated June 20, 2007, to Employment Agreement dated as of July 1, 1999 between General Physics Corporation and Douglas E. Sharp. Incorporated herein by reference to Exhibit 10.2 of GP Strategies Corporation’s Form 8-K filed on June 26, 2007.

10.14	Amendment, dated December 30, 2008, to Employment Agreement by and between General Physics Corporation and Douglas Sharp dated July 1, 1999. Incorporated herein by reference to Exhibit 10.2 of GP Strategies Corporation’s Form 8-K filed on January 6, 2009.

10.15	Amendment, dated December 30, 2009, to Employment Agreement by and between General Physics Corporation and Douglas Sharp dated July 1, 1999. Incorporated herein by reference to Exhibit 10.4 to GP Strategies Corporation’s Form 8-K filed December 31, 2009.

10.16	Amendment, dated December 30, 2011, to Employment Agreement dated as of July 1, 1999 between General Physics Corporation and Douglas E. Sharp. Incorporated herein by reference to Exhibit 10.3 of GP Strategies Corporation’s Form 8-K filed on January 3, 2012.

10.17	Form of Employment Agreement between General Physics Corporation and certain of its executive vice presidents. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation’s Form 8-K filed on October 4, 2007.

10.18	Form of Employment Agreement between General Physics Corporation and certain of its senior vice presidents. Incorporated herein by reference to Exhibit 10.4 of GP Strategies Corporation’s Form 10-Q for the quarter ended September 30, 2007.

10.19	Amendment, dated December 30, 2011, to Form of Employment Agreement between General Physics Corporation and certain of its executive officers. Incorporated herein by reference to Exhibit 10.3 of GP Strategies Corporation’s Form 8-K filed on January 3, 2012.

10.20	Form of Non-Qualified Stock Option Agreement between GP Strategies Corporation and certain officers, dated June 26, 2007. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation’s Form 10-Q for the quarter ended June 30, 2007.

10.21	Form of Stock Unit Agreement between GP Strategies Corporation and certain officers, dated November 7, 2008. Incorporated herein by reference to Exhibit 10.15 of GP Strategies Corporation’s Form 10-K for the year ended December 31, 2008.

10.22	Form of Non-Qualified Stock Option Agreement between GP Strategies Corporation and certain officers, dated January 21, 2010. Incorporated herein by reference to Exhibit 10.23 to GP Strategies Corporation’s Form 10-K for the year ended December 31, 2009.

10.23	Lease Agreement dated as of July 5, 2002 between General Physics Corporation and Riggs Company. Incorporated herein by reference to Exhibit 10.36 to GP Strategies Corporation’s Form 10-K for the year ended December 31, 2002.

10.24	Securities Purchase Agreement, dated as of December 30, 2009, between GP Strategies Corporation and Sagard Capital Partners, L.P. Incorporated herein by reference to Exhibit 10.1 to GP Strategies Corporation’s Form 8-K filed December 31, 2009.

10.25	Amendment, dated December 30, 2011, to Securities Purchase Agreement, dated as of December 30, 2009, between GP Strategies Corporation and Sagard Capital Partners, L.P. Incorporated herein by reference to Exhibit 10.4 of GP Strategies Corporation’s Form 8-K filed on January 3, 2012.

10.26	Registration Rights Agreement, dated as of December 30, 2009, between GP Strategies Corporation and Sagard Capital Partners, L.P. Incorporated herein by reference to Exhibit 10.2 to GP Strategies Corporation’s Form 8-K filed December 31, 2009.

10.27	Code of Ethics Policy. Incorporated herein by reference to Exhibit 14.1 of GP Strategies Corporation’s Form 10-K for the year ended December 31, 2003.

10.28	Form of Indemnification Agreement. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation’s Form 8-K dated December 23, 2005.

21	Subsidiaries of GP Strategies Corporation*

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

32.1	Certification Pursuant to Section 18 U.S.C. Section 1350*

101	The following materials from GP Strategies Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GP STRATEGIES CORPORATION

Dated: February 26, 2013	By	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Scott N. Greenberg
Scott N. Greenberg	Chief Executive Officer (Principal Executive Officer and Director)	February 26, 2013

/s/ Sharon Esposito-Mayer
Sharon Esposito-Mayer	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2013

/s/ Harvey P. Eisen
Harvey P. Eisen	Chairman of the Board of Directors	February 26, 2013

/s/ Daniel M. Friedberg
Daniel M. Friedberg	Director	February 26, 2013

/s/ Marshall S. Geller
Marshall S. Geller	Director	February 26, 2013

/s/ Sue W. Kelly
Sue W. Kelly	Director	February 26, 2013

/s/ Richard C. Pfenniger, Jr.
Richard C. Pfenniger, Jr.	Director	February 26, 2013

/s/ A. Marvin Strait
A. Marvin Strait	Director	February 26, 2013

/s/ Gene A. Washington
Gene A. Washington	Director	February 26, 2013

