Form 10-K/A
period 2012-12-31
GP STRATEGIES CORP
filed 2013-04-30
CIK 70415

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

References in this report to “GP Strategies,” the “Company,” “we” and “our” are to GP Strategies Corporation and its subsidiaries, collectively. This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our annual report on Form 10-K for the year ended December 31, 2012, originally filed on February 26, 2013 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2012. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (“SEC”), we are including with this Amendment certain currently dated certifications. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these currently dated certifications.

Except as described above, no other changes have been made to the Original Filing. Unless expressly stated, this Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our directors and executive officers as of March 31, 2013:

Name	Age	Position
Scott N. Greenberg (1)	56	Chief Executive Officer; Director
Harvey P. Eisen (1), (2), (3)	70	Chairman of the Board of Directors
Daniel M. Friedberg (1), (2), (3), (4)	51	Director
Marshall S. Geller (1), (2), (3)	74	Director
Sue W. Kelly (3), (4)	76	Director
Richard C. Pfenniger, Jr. (3), (4)	57	Director
A. Marvin Strait (2), (4)	79	Director
Gene A. Washington (2), (4)	66	Director
Douglas E. Sharp (5)	54	President
Sharon Esposito-Mayer	46	Executive Vice President & Chief Financial Officer
Karl Baer	53	Executive Vice President
Patricia R. Begley	56	Executive Vice President
Donald R. Duquette	59	Executive Vice President
Kenneth L. Crawford	54	Senior Vice President, General Counsel & Secretary
David A. Gugala	64	Senior Vice President
James D. Moran	49	Senior Vice President
Joseph R. Nasal	65	Senior Vice President
Deborah T. Ung	50	Senior Vice President

(1)	Member of the Executive Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating / Corporate Governance Committee.

(4)	Member of the Audit Committee.

(5)	Non-voting member of the Executive Committee.

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

Scott N. Greenberg has been Chief Executive Officer since April 2005 and was the President of the Company from 2001 until February 2006.  He was Chief Financial Officer from 1989 until December 2005, Executive Vice President from 1998 to 2001, Vice President from 1985 to 1998, and has held various other positions since joining the Company in 1981.  From 1999 to 2008, he was a Director of GSE Systems, Inc. (“GSE”), a global provider of real-time simulation and training solutions which is a former majority-owned subsidiary of the Company that was spun off in 2005. Mr. Greenberg has also been a Director of Wright Investors’ Service Holdings Inc. (“WISH”), formerly National Patent Development Corporation (“NPDC”), since 2004, when NPDC, formerly a wholly-owned subsidiary of the Company, was spun off. Mr. Greenberg was also Chief Financial Officer of NPDC from 2004 until August 2007. Mr. Greenberg has served on our Board of Directors since 1987. Mr. Greenberg brings to the Board significant experience and expertise in management, acquisitions and strategic planning, as well as many years of finance and related transaction experience. As our Chief Executive Officer, he brings to the Board extensive knowledge of the Company’s structure, history, major stockholders and culture.

Harvey P. Eisen has been the Chairman of the Board since April 2005.  He has been Chairman and Managing Member of Bedford Oak Advisors, LLC since 1998. Prior thereto, Mr. Eisen served as Senior Vice President of Travelers, Inc. and of Primerica prior to its merger with Travelers in 1993. Mr. Eisen has over thirty years of asset management experience. Mr. Eisen is a Trustee of the University of Missouri Business School, where he established the first accredited course on the Warren Buffet Principles of Investing, and of Johns Hopkins University. Mr. Eisen has also been a Director of WISH since August 2004 and became Chairman of the Board and Chief Executive Officer of WISH in May 2007. Mr. Eisen has served on our Board of Directors since 2002. Mr. Eisen’s long, distinguished career in the investment and finance industry, combined with his wealth of experience with companies in many sectors, make him a skilled advisor who provides critical insight into strategic planning and financial matters.

Daniel M. Friedberg has been President and Chief Executive Officer of Sagard Capital Partners Management Corporation, the investment manager of Sagard Capital Partners, L.P., since its founding in 2005. Since 2005, he has also been a Vice President of Power Corporation of Canada, a diversified international management holding company. Prior to that, he was a Partner at Bain & Company. Mr. Friedberg joined Bain & Company in 1987 in the London office, and was a founder of the Toronto office in 1989 and the New York office in 2000. Mr. Friedberg also served as a director of X-Rite, Incorporated from 2008 to 2012. Mr. Friedberg has served on our Board of Directors since December 2009, when he was elected a director pursuant to the terms of the Securities Purchase Agreement under which Sagard Capital Partners, L.P. made an equity investment in the Company. Mr. Friedberg brings to the Board experience in investment management, which provides valuable perspective into our organizational and operational management as well as strategic planning matters.

Marshall S. Geller is Founder and Senior Managing Director of St. Cloud Capital, a Los Angeles based private equity fund formed in December 2001.  He has spent more than 40 years in corporate finance and investment banking, including 21 years as a Senior Managing Partner of Bear, Stearns & Co., with oversight of all operations in Los Angeles, San Francisco, Chicago, Hong Kong and the Far East.  Mr. Geller is currently on the Board of Governors of Cedars Sinai Medical Center, Los Angeles.  Mr. Geller also serves on the Dean's Advisory Council for the College of Business & Economics at California State University, Los Angeles. During the past five years, Mr. Geller has also been a director of National Holdings Corporation, California Pizza Kitchen, 1st Century Bancshares, ShopNBC-ValueVision Media, Inc., and SCPIE Holdings, Inc. Mr. Geller has served on our Board of Directors since 2002. As the managing director of a private equity fund and a director of other public companies, Mr. Geller brings to the Board many years of experience and expertise as an investor in and advisor to companies in various sectors.

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

Richard C. Pfenniger, Jr. currently serves as Interim Chief Executive Officer of Integramed America, Inc., a manager of highly specialized outpatient medical centers. From 2003 until 2011, Mr. Pfenniger served as the Chairman of the Board, President and Chief Executive Officer of Continucare Corporation, a provider of primary care physician services. Mr. Pfenniger was the Chief Executive Officer and Vice Chairman of Whitman Education Group, Inc., a provider of career-oriented higher education, from 1997 until 2003.  From 1994 to 1997, Mr. Pfenniger served as the Chief Operating Officer of IVAX Corporation, and from 1989 to 1994 he served as the Senior Vice President-Legal Affairs and General Counsel of IVAX Corporation, a multi-national pharmaceutical company. Mr. Pfenniger currently serves as a Director of Safestitch Medical, Inc. and Opko Health, Inc. and also served as a director of IVAX Corporation from 2002 to 2009. Mr. Pfenniger has served on our Board of Directors since 2005. Mr. Pfenniger’s prior experience as a Chief Executive Officer of a public company and prior experience in the education industry brings relevant experience managing a growth-oriented business and balancing the demands of clients, employees and investors.

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

Gene A. Washington was the Director of Football Operations with the National Football League (NFL) in New York from 1994 until his retirement in 2009. He previously served as a professional sportscaster and as Assistant Athletic Director for Stanford University prior to joining the NFL. Mr. Washington has served on numerous corporate and civic boards, and currently serves as a Director for Goodrich Petroleum Corporation and the former New York Bancorp, Inc. Mr. Washington has served on our Board of Directors since December 2007. Mr. Washington brings to the Board perspectives and relationships that complement the largely financial backgrounds of our other directors, in addition to his experience serving on several public company boards.

Officers of the Registrant

Douglas E. Sharp has been President of GP Strategies Corporation (“GP Strategies”) since February 2006 and was President of GP Strategies’ principal operating subsidiary, General Physics Corporation (“General Physics”), from 2002 to 2006. General Physics and GP Strategies were merged on December 31, 2011. Mr. Sharp had served as Chief Operating Officer of General Physics prior to becoming President and has held various other positions since joining General Physics in 1981.  He was a Director of GSE from 2003 to 2006. He currently serves on the Managing Board of Aerospace Testing Alliance, a joint venture partnership of GP Strategies, and serves as a Director of GP Strategies’ foreign subsidiaries. Mr. Sharp holds a Bachelor of Science in Mechanical Engineering from University of Maryland.

Sharon Esposito-Mayer has been Executive Vice President and Chief Financial Officer of GP Strategies since December 2005.  She has been Executive Vice President since 2004, was Vice President of Finance of General Physics from 2001 until 2004 and held various financial positions prior to joining General Physics in 1995. Ms. Esposito-Mayer holds a Bachelor of Science in Accounting from Pennsylvania State University and a MBA from Loyola College.

Karl Baer has been Executive Vice President, Professional & Technical Services, of GP Strategies since March 2006.  He has been an Executive Vice President since 2004 and was a Vice President of General Physics from 1998 until 2004.  Mr. Baer has held various other positions since joining General Physics in 1987.  Prior to joining General Physics, Mr. Baer served in the U.S. Navy’s nuclear submarine force for over nine years.

Patricia R. Begley has been Executive Vice President of GP Strategies since April 2011, when it acquired the consulting business of RWD Technologies (“RWD”). Prior to joining RWD in 2005, Ms. Begley was with SAP America where she served as Senior Vice President, Education for North America, from 2001 to 2005 and held a variety of training and financial positions from 1996 to 2001. From 1988 to 1996, Ms. Begley was Manager of the Mid-Atlantic Consumer Products group for Sony Corporation of America. Prior to that, she held accounting positions at Owens Illinois, International Playtex and Chesapeake Paper Company. Ms. Begley received a B.S. degree in Business Administration/Accounting from Montclair State College.

Donald R. Duquette has been Executive Vice President, Learning Solutions, of GP Strategies since September 2008. He was a Senior Vice President of General Physics from 2004 to 2008. He was a Vice President of General Physics from 1989 to 2004 and held various other positions since joining General Physics in 1979. Mr. Duquette holds a Bachelor of Science degree in Mechanical Engineering from Johns Hopkins University and an Executive MBA from Loyola College.

Kenneth L. Crawford has been Senior Vice President, General Counsel and Secretary of GP Strategies since April 2007.  He became a Senior Vice President of General Physics in March 2006, was a Vice President of General Physics from 1991 to March 2006, and became General Counsel of General Physics in 1991 and Secretary of General Physics in 1990.  Mr. Crawford joined General Physics in 1987.  Prior to that he was engaged in the private practice of law. Mr. Crawford is a graduate of the University of Michigan Law School.

David A. Gugala was appointed Senior Vice President of GP Strategies in June 2012. He has been Vice President Operations, Sandy Corporation – a division of GP Strategies (“Sandy”) since January 2007, when the Company acquired Sandy from ADP, Inc. He has served in various operations leadership roles since joining Sandy in 1976. Mr. Gugala holds a Bachelor of Arts degree from Wayne State University.

James D. Moran has been Senior Vice President of GP Strategies since December 31, 2011 effective with the merger of General Physics and GP Strategies. Mr. Moran has been Senior Vice President of GP Strategies’ Europe Operations since 2006 and held various other leadership roles since joining GP Strategies in 1998. Mr. Moran was Finance Director of Specialised Technical Services Ltd from 1987 to 1998, when it was acquired by General Physics. Mr. Moran holds a Bachelor of Arts degree in Accounting and Finance from Manchester University and is a qualified accountant through The Chartered Institute of Management Accountants in England and Wales.

Joseph R. Nasal has been Senior Vice President, Energy Services, of GP Strategies since 2006, was a Vice President of General Physics from 2000 to 2006 and held various other roles since joining General Physics in 1982. Prior to joining GP Strategies, Mr. Nasal worked at Niagara Mohawk Power Corporation for 11 years. He holds a Bachelor of Science degree in Mechanical Engineering from Rochester Institute of Technology and a MBA from Canisius College, and is a Registered Professional Engineer in New York State.

Deborah T. Ung has been Senior Vice President of GP Strategies since December 31, 2011 effective with the merger of General Physics and GP Strategies, and was Vice President, RWD, since April 2011, when GP Strategies acquired the consulting business of RWD. Prior to joining GP Strategies, Ms. Ung was a Vice President of RWD from 2006 to 2011 and from 1997 to 2001, and held various operational and leadership roles after joining RWD in 1989. From 2002 to 2005, she was President of Accelera Corporation, an education services provider for the life sciences industry. Ms. Ung received a Bachelor of Science degree in Environmental Health/Health Physics from Purdue University.

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

Stockholder Recommendations for Board Nominees

Our Nominating/Corporate Governance Committee identifies individuals qualified to be Board members, evaluates any stockholder recommendations for Board membership, and develops and recommends corporate governance policies and procedures. The charter for our Nominating/Corporate Governance Committee is available on our website at www.gpstrategies.com under the “Corporate Governance” page of the “Investors” section. A copy of this document is also available in print, without charge, upon request to our Corporate Secretary. We did not implement any changes to our process for stockholder recommendations of director nominees during 2012.

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

The Compensation Committee is responsible for making compensation decisions regarding the Executive Management Team, which includes the Chief Executive Officer, the President, the Chief Financial Officer and our other executive officers. The Compensation Committee is also involved in making compensation decisions regarding certain key non-executive officer employees.

Topics discussed by the Compensation Committee during 2012 meetings included, but were not limited to, the following:

•	Competitive compensation and stock awards for the Executive Management Team and our non-employee directors;

•	Review and approval of stock awards, bonus awards and salary changes for the Executive Management Team and non-executive officers with a rank of Vice President or above and certain other key employees;

•	Review of compensation policy for officers and employees in general; and

•	Review and approval of stock awards to key employees in connection with acquisitions.

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

At our 2012 annual meeting of stockholders held on September 12, 2012, we provided our stockholders the opportunity to vote to approve, on an advisory basis, the compensation of our named executive officers in 2011 as disclosed in the proxy statement for that meeting. Our stockholders overwhelmingly approved the compensation of our named executive officers, with 15,124,076 shares voting in favor, 370,187 shares voting against, 255,750 shares abstaining and 1,348,658 shares held by brokers not voting. As this vote was held after the Compensation Committee had determined compensation to be paid to the named executive officers for 2012, the Compensation Committee and the Board did not take such results into account in determining executive compensation for 2012. However, the results of the 2012 shareholder advisory vote on executive compensation, particularly the strong support expressed by the stockholders, will be one of many factors considered in future decisions. Our compensation policies and procedures remain consistent with the policies and procedures in effect in 2011.

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

Setting Executive Compensation

Each year we typically evaluate whether the elements of our executive compensation program are aligned with our compensation philosophy and objectives, while also promoting the interests of our shareholders. As part of this evaluation, we subscribe annually to a number of compensation data resources to evaluate the compensation of our executive officers compared to similar positions in the marketplace, including resources published by Kenexa and Western Management Group which provide base salary and bonus compensation data. In general, our objective is to compensate our executive officers at levels between the 50th and 75th percentiles for executives in similar positions at similarly sized companies, which we believe usually allows us to satisfy the objectives described above. The Compensation Committee has sometimes deemed it appropriate to compensate certain executives at levels outside the 50th to 75th percentile for executives in similar positions due to the executives’ experience and the market for executives with similar experience, scope of responsibility, accountability and impact on our operations, and the impact their departure could potentially have on our performance.

In addition, to assist management and the Compensation Committee in assessing and determining competitive compensation packages, at times we have engaged an independent compensation consultant to evaluate the compensation of certain executive officers and other key employees. In 2012, we engaged Frederic W. Cook & Co., Inc. (the “compensation consultant”) to assess the competitiveness of compensation levels for certain of our officers, including our named executive officers, relative to peer group and survey market data. The Company determined that the compensation consultant was independent. Management, in conjunction with the compensation consultant, identified a peer group of companies in the consulting and professional services industries which were similar in size in terms of market capitalization, number of employees, revenue and certain other financial data. The peer group, which was approved by the Compensation Committee, consisted of: CBIZ, Computer Task Group, Corporate Executive Board, Franklin Covey, Hackett Group, Huron Consulting Group, ICF International, Learning Tree International, Lionbridge Technologies, Resources Connection and Virtusa. Our revenue was between the 25th percentile and median of the peer group, our market capitalization and net income were approximately equal to the median of the peer group and our total assets and number of employees were slightly below the median of the peer group. Our one and three-year total shareholder returns as calculated by the compensation consultant were above the 75th percentile of peer group.

The compensation consultant prepared an analysis (the “Executive Compensation Analysis”) which evaluated the base salaries, annual cash incentives and long-term equity incentives for our named executive officers compared to corresponding data in the 25th percentile, 50th percentile and 75th percentile for executives in similar positions in the peer group and in the survey market data. The results of the Executive Compensation Analysis showed that overall compensation levels for our named executive officers were below the 25th percentiles of the peer group and survey market data analyzed. This is primarily the result of below market annual cash bonuses and the irregular granting of equity awards. Base salaries for the named executive officers were also below the median levels relative to the peer group.

Based on the Compensation Committee’s evaluation of the Executive Compensation Analysis and the performance of the Company and the named executive officers, the Compensation Committee recommended increasing the salaries of the named executive officers (which was approved by the full Board of Directors, with Mr. Greenberg abstaining) in September 2012 and approved the granting of restricted stock units to the named executive officers in August 2012, which are detailed further below. Except as described below, our Compensation Committee has not adopted any formal or informal policies or guidelines for allocating compensation between long-term and currently paid out compensation, between cash and non-cash compensation, or among different forms of non-cash compensation.

Elements of Compensation

Base Salary

General

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

2012 Base Salary Adjustments

In 2012, the Compensation Committee utilized the Executive Compensation Analysis to assist in determining the appropriate adjustment to each executive’s annual base salary. As noted above, the Executive Compensation Analysis showed that overall compensation levels, including base salaries, for our named executive officers were below competitive levels. As a result, the Compensation Committee recommended the following salary increases for our named executive officers (which was approved by the Board of Directors, with Mr. Greenberg abstaining) which became effective in October 2012:

Name	Salary prior to increase	Peer group median base salary	Adjusted salary	% Increase
Scott N. Greenberg	$402,000	$618,000	$472,000	17.4%
Sharon Esposito-Mayer	$273,000	$309,000	$310,000	13.6%
Douglas E. Sharp	$365,000	$412,000	$425,000	16.4%
Donald R. Duquette	$285,000	$322,000	$300,000	5.3%
Karl Baer	$273,000	$311,000	$300,000	9.9%

Cash-Based Incentive Compensation (Bonus)

Bonuses to our Chief Executive Officer and President

The employment agreements with our Chief Executive Officer and our President contain formulas for determining their annual cash bonuses. The formula ties the bonus payable to them to increases in our earnings before income taxes, depreciation and amortization (“EBITDA”) compared to the prior year, as adjusted for acquisitions and dispositions and other extraordinary or unusual nonrecurring items as defined in their employment agreements. EBITDA is a widely used non-GAAP financial measure of operating performance. EBITDA is calculated from our audited financial statements by adding back interest expense, income tax expense, depreciation and amortization to net income, and adjusting for certain non-recurring items such as gains or losses on the change in fair value of contingent consideration. Under their employment agreements, the Chief Executive Officer’s and President’s bonuses are (a) 1% of base salary for each 1% increase in EBITDA, up to a 10% increase; (b) then 2% of base salary for each 1% increase in EBITDA, up to a 15% increase; (c) then 3% of base salary for each 1% increase in EBITDA, up to a 25% increase; subject to a maximum bonus for any calendar year of 50% of his base salary for that year. In calculating the bonus for Mr. Greenberg and Mr. Sharp, for any year in which we acquire any business, the formula set forth in their employment agreements requires that EBITDA for the prior year be adjusted to reflect the budgeted EBITDA of the acquired business (as set forth in the budget numbers on which the acquisition was based) for the period from the date of the acquisition to the end of the calendar year in which the acquisition takes place.

For 2012, our EBITDA, as adjusted for acquisitions in 2011 and 2012 and other nonrecurring items, increased 23%. For 2012, the bonuses determined in accordance with their employment agreements (the “Employment Agreement Bonuses”) were $208,000, or 44% of salary, for Mr. Greenberg, and $187,000, or 44% of salary, for Mr. Sharp. The Employment Agreement Bonuses for fiscal 2012 are reflected in the column entitled “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table. For the fiscal years ended December 31, 2011 and 2010, the Compensation Committee approved discretionary bonuses in addition to the Employment Agreement Bonuses to Mr. Greenberg and Mr. Sharp based upon our financial and operating performance as well as other factors not deemed to be adequately represented in the employment agreement formulas. These additional discretionary bonuses are reflected in the column entitled “Bonuses” in the Summary Compensation Table.

Bonuses to our other Named Executive Officers

Our Cash Bonus Plan (the “Bonus Plan”) provides for the payment of cash bonuses to eligible employees and executive officers, including the named executive officers except for Scott Greenberg, Chief Executive Officer, and Douglas Sharp, President, who are not currently eligible to participate in the Bonus Plan as their bonuses fall under their individual employment agreements, as detailed above.

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

Except for the Chief Financial Officer and any executive who does not manage an operating group, executive team members could achieve maximum scores of 15 points under the Bonus Plan for corporate revenue growth of 10% or more and 15 additional points for corporate pre-tax income growth of 20% or more, and maximum scores of 25 points under the Bonus Plan for group revenue growth of 15% or more and 25 additional points for group gross profit growth of 30% or more. Achievement of individual goals may add up to 20 more points to each executive team member’s score.

The table below sets forth the various thresholds of financial performance and the resulting number of points for each performance measure for executives under the Bonus Plan for the year ended December 31, 2012 (results are interpolated). The minimum number of points for each performance measure is zero and the maximum is as set forth in the table. We do not establish target levels for the performance measures.

Bonus Plan Scoring System

Performance Measures for Executives Managing Operating Groups	Performance Measures for Chief Financial Officer and non-operations Executives
Corporate revenue growth of 0% = 0 points	Corporate revenue growth of 0% = 0 points
Corporate revenue growth of 2% = 3 points	Corporate revenue growth of 2% = 5 points
Corporate revenue growth of 4% = 6 points	Corporate revenue growth of 4% = 10 points
Corporate revenue growth of 6% = 9 points	Corporate revenue growth of 6% = 15 points
Corporate revenue growth of 8% = 12 points	Corporate revenue growth of 8% = 20 points
Corporate revenue growth of 10% = 15 points	Corporate revenue growth of 10% = 25 points

Corporate pre-tax income growth of 0% = 0 points	Corporate pre-tax income growth of 0% = 0 points
Corporate pre-tax income growth of 5% = 3.75 points	Corporate pre-tax income growth of 5% = 6.25 points
Corporate pre-tax income growth of 10% = 7.5 points	Corporate pre-tax income growth of 10% = 12.5 points
Corporate pre-tax income growth of 15% = 11.25 points	Corporate pre-tax income growth of 15% = 18.75 points
Corporate pre-tax income growth of 20% = 15 points	Corporate pre-tax income growth of 20% = 25 points

Group revenue growth of 0% = 0 points

Group revenue growth of 5% = 10 points

Group revenue growth of 10% = 20 points

Group revenue growth of 15% = 25 points

Group gross profit growth of 0% = 0 points

Group gross profit growth of 10% = 10 points

Group gross profit growth of 20% = 20 points

Group gross profit growth of 30% = 25 points

US G&A expense increases over prior year by 7% or > = 0 points

US G&A expense increases over prior year by 6% or < = 6 points

US G&A expense increases over prior year by 5% or < = 12 points

US G&A expense increases over prior year by 4% or < = 18 points

US G&A expense increases over prior year by 3% or < = 24 points

US G&A expense increases over prior year by 2% or < = 30 points

Achievement of individual strategic objectives to be set individually by the CEO or President for each executive team member to equal = 20 possible points.	Achievement of individual strategic objectives to be set individually by the CEO or President for each executive team member to equal = 20 possible points.

Total potential score = 100 points	Total potential score = 100 points

The table below summarizes the points earned under the Bonus Plan by Sharon Esposito-Mayer, Donald R. Duquette and Karl Baer for the year ended December 31, 2012 (out of a total maximum of 100 points).

	Scoring Against Performance Measures
Executive Officer	Corporate revenue growth (1)	Corporate pre-tax income growth (2)	Group revenue growth		Group gross profit growth		G&A expense increase over prior year		Individual objectives (3)	Total points earned
Sharon Esposito-Mayer	25	25	N/A		N/A		9	(4)	15	74
Donald R. Duquette	15	15	22	(5)	16	(5)	N/A		15	83
Karl Baer	15	15	0	(6)	0	(6)	N/A		4	34

(1)	Based on consolidated organic revenue growth of 10% for the year ended December 31, 2012.

(2)	Based on consolidated organic pre-tax income growth of 30% for the year ended December 31, 2012.

(3)	The Compensation Committee did not establish specific individual objectives or point values at the beginning of 2012 and points were granted based on the subjective evaluation of the Chief Executive Officer and President of each individual’s performance against their strategic objectives.

(4)	Based on a 5.6% increase in U.S. G&A expenses for the year ended December 31, 2012.

(5)	Based on 13% organic revenue growth and 19% organic gross profit growth for the Learning Solutions group for the year ended December 31, 2012.

(6)	Based on a decline in revenue and pre-tax income for the Professional & Technical Services group for the year ended December 31, 2012.

The total bonus pool for the executive team, which included seven executives, was $881,000 and the total of all executive team members’ scores earned was 457 points for the year ended December 31, 2012. Each executive team member’s calculated bonus is equal to the amount of the bonus pool multiplied by the percentage determined by dividing such executive team member’s score by the total of all executive team members’ scores. For the year ended December 31, 2012, the bonus amounts payable as calculated under the Bonus Plan based on the achievement of the above performance measures were $143,000 for Ms. Esposito-Mayer, $160,000 for Mr. Duquette and $65,000 for Mr. Baer. The Compensation Committee approved total bonuses of $143,000 for Ms. Esposito-Mayer and $160,000 for Mr. Duquette, which equaled their calculated amounts under the Bonus Plan. For Mr. Baer, the Compensation Committee approved a total bonus of $80,000, which included a $15,000 discretionary bonus in addition to his calculated amount under the Bonus Plan, based upon additional factors not deemed to be adequately represented in the Bonus Plan formula. Annual bonuses for 2012 were paid in cash after review and approval by the Compensation Committee in March 2013.

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

We do not have a formal policy for issuing equity compensation and do not always grant equity awards on an annual or other regular basis. The Compensation Committee awards equity compensation to supplement our executive officers’ compensation to ensure that total compensation is competitive in the marketplace and to align compensation with our long term goals and objectives.

In August 2012, the Compensation Committee granted a total of 184,500 restricted stock units to certain of our officers and key employees (of which 83,000 were granted to the named executive officers). This was the only long-term equity incentive compensation granted to the named executive officers in 2012. The restricted stock units were granted pursuant to our 2011 Stock Incentive Plan and vest 20% annually over five years subsequent to the grant date. The following named executive officers were granted restricted stock units in 2012:

Name	Number of Stock Units	Grant Date Fair Value	Peer Group Median Annual Long-Term Incentive Compensation
Scott N. Greenberg	23,000	$445,740	$939,000
Sharon Esposito-Mayer	15,000	$290,700	$396,000
Douglas E. Sharp	19,000	$368,220	$556,000
Donald R. Duquette	13,000	$251,940	$358,000
Karl Baer	13,000	$251,940	$315,000

Other Benefits

We also provide our named executive officers with the following other benefits as part of our overall compensation program and which we believe are consistent with the types of benefits offered by competitors:

•	Retirement Savings Plan: We maintain a defined contribution 401(k) plan in which all eligible employees may participate. The company may make matching contributions under the 401(k) Plan at its discretion equal to a uniform percentage of the first 7% of base compensation for eligible employees.

•	Health and Welfare Benefits: All full-time employees, including our named executive officers, may participate in our health and welfare benefit programs, including medical, dental and vision care coverage, disability insurance and life insurance.

•	Life Insurance Premiums: Life insurance policies, in excess of the standard life insurance plans offered to full-time employees, are offered to the named executive officers. During 2012, the executive life insurance policies provided coverage up to five times the executive’s annual base salary. The premiums are fully paid by us. A policy may, at the executive’s election, be transferred to the executive upon termination of employment.

•	Automobile Allowances: During 2012, each of the named executive officers either used a vehicle leased or owned by us for both business and personal use or received a monthly car allowance in lieu of using a vehicle leased or owned by us.

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

Summary Compensation Table

The following table sets forth all compensation earned by each of the named executive officers for the years ended December 31, 2012, 2011 and 2010. The named executive officers are the Chief Executive Officer and the Chief Financial Officer, and the three other most highly compensated officers who were serving as executive officers at December 31, 2012.

Name and principal position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($) (5)	Total ($)
Scott N. Greenberg	2012	416,583	—	445,740	—	208,000	(3)	19,725	1,090,048
Chief Executive	2011	402,000	20,700	—	—	129,300	(3)	18,098	570,098
Officer	2010	377,125	25,200	—	381,096	74,800	(3)	10,298	868,519

Sharon Esposito-Mayer	2012	280,708	—	290,700	—	143,000	(4)	17,594	732,002
Executive Vice President	2011	273,000	29,300	—	—	70,700	(4)	11,658	384,658
and Chief Financial Officer	2010	258,750	—	—	137,480	75,000	(4)	12,254	483,484

Douglas E. Sharp	2012	377,500	—	368,220	—	187,000	(3)	19,880	952,600
President	2011	365,000	17,600	—	—	117,400	(3)	20,519	520,519
	2010	353,125	27,100	—	333,459	67,900	(3)	16,017	797,601

Donald R. Duquette	2012	288,125	—	251,940	—	160,000	(4)	23,624	723,689
Executive Vice	2011	285,000	46,400	—	—	23,600	(4)	22,162	377,162
President	2010	273,125	—	—	137,480	75,000	(4)	18,774	504,379

Karl Baer	2012	278,625	15,000	251,940	—	65,000	(4)	18,820	629,385
Executive Vice	2011	273,000	16,500	—	—	68,500	(4)	17,510	375,510
President	2010	265,083	—	—	76,378	60,000	(4)	14,885	416,346

(1)	Discretionary bonus paid for the respective years.

(2)	Reflects the grant date fair value for financial statement reporting for awards of restricted stock units or stock options in the year they were granted. For assumptions used in computing the fair value of stock-based compensation awards, see Note 10 to the Consolidated Financial Statements in Item 8 of our Annual Report on Form 10-K filed with the SEC on February 26, 2013.

(3)	Bonus pursuant to Mr. Greenberg’s and Mr. Sharp’s employment agreements. See Compensation Discussion & Analysis.

(4)	Bonus pursuant to the Company’s Cash Bonus Plan. See Compensation Discussion & Analysis.

(5)	All other compensation includes matching contributions under our Retirement Savings Plan, automobile lease payments and/or allowances, and life insurance premiums. A breakdown of these amounts is as follows:

Name	Year	Company Matching Contributions to 401(k) Plan ($)	Automobile Payments or Allowance ($)	Life Insurance Premiums ($)	Total ($)
Scott N. Greenberg	2012	6,800	4,540	8,385	19,725
	2011	5,712	4,163	8,223	18,098
	2010	1,650	4,163	4,485	10,298

Sharon Esposito-Mayer	2012	6,433	8,725	2,436	17,594
	2011	2,617	6,707	2,334	11,658
	2010	2,616	8,150	1,488	12,254

Douglas E. Sharp	2012	6,800	8,595	4,485	19,880
	2011	7,636	8,398	4,485	20,519
	2010	3,134	8,398	4,485	16,017

Donald R. Duquette	2012	7,823	8,625	7,176	23,624
	2011	6,668	8,399	7,095	22,162
	2010	3,604	8,398	6,772	18,774

Karl Baer	2012	6,687	8,426	3,707	18,820
	2011	5,699	8,181	3,630	17,510
	2010	2,982	8,388	3,515	14,885

Grants of Plan-Based Awards

The following table sets forth certain information with respect to non-equity incentive plan awards granted during the year ended December 31, 2012 to our named executive officers:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards					All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of Option
Name	Grant Date	Threshold ($)	Target ($)		Maximum ($)		Stock or Units (#)	Underlying Options (#)	Awards ($/Sh)
Scott N. Greenberg	n/a	—	208,000	(1)	236,000	(1)	—	—	—

Sharon Esposito-Mayer	n/a	—	143,000	(2)	n/a	(3)	—	—	—

Douglas E. Sharp	n/a	—	187,000	(1)	212,500	(1)	—	—	—

Donald R. Duquette	n/a	—	160,000	(2)	n/a	(3)	—	—	—

Karl Baer	n/a	—	65,000	(2)	n/a	(3)	—	—	—

(1)	The amounts represent the target and maximum bonus payment levels payable pursuant to a formula in Mr. Greenberg’s and Mr. Sharp’s employment agreements. The formula is based upon EBITDA of GP Strategies and subsidiaries and is capped, for each executive, at 50% of his base salary (see Compensation Discussion & Analysis).

(2)	Bonuses calculated under the terms of the Bonus Plan (see Compensation Discussion & Analysis). The actual bonus payment to Mr. Baer for 2012 was $80,000, which includes a $15,000 discretionary bonus in addition to the amount calculated pursuant to the Bonus Plan (see Compensation Discussion & Analysis).

(3)	Total bonus payments to the executive team under the Bonus Plan are capped at 50% of the executive team’s total base salaries. There is not a specified maximum bonus amount for any individual executive team member due to the calculation being dependent on the individual’s score as a percentage of the total executive team’s score which is then applied to the calculated bonus pool. As a result, the actual bonus calculated for an individual executive covered by the Bonus Plan could exceed 50% of his/her salary.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to the value of all unexercised options and/or unvested restricted stock units previously awarded to our named executive officers as of December 31, 2012:

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($) (1)
Scott N. Greenberg	48,000	72,000	7.57	1/8/2016	23,000	(2)	474,950

Sharon Esposito-Mayer	18,000	27,000	7.27	1/21/2016	15,000	(2)	309,750

Douglas E. Sharp	42,000	63,000	7.57	1/8/2016	19,000	(2)	392,350

Donald R. Duquette	18,000	27,000	7.27	1/21/2016	13,000	(2)	268,450

Karl Baer	—	15,000	7.27	1/21/2016	13,000	(2)	268,450

(1)	Market value is based on the closing market price of our Common Stock on December 31, 2012 of $20.65 per share.

(2)	Represents unvested stock units granted on August 6, 2012 which vest 20% annually over five years subsequent to the grant date.

Option Exercises and Stock Vested

The table below sets forth the number of shares issued upon option exercises, the value realized on option exercises, the number of shares of restricted stock vested, and the realized value upon vesting of the restricted stock by our named executive officers during fiscal year 2012.

	Option Awards		Stock Awards
Name	Number of shares acquired on exercise (#)	Value realized on exercise ($)	Number of shares acquired on vesting (#)	Value realized on vesting ($) (1)
Scott N. Greenberg	135,000	1,199,800	5,000	102,350

Sharon Esposito-Mayer	70,120	582,854	3,333	68,227

Douglas E. Sharp	115,000	954,500	4,375	89,556

Donald R. Duquette	85,120	678,861	3,125	63,969

Karl Baer	100,240	677,543	3,125	63,969

(1)	Represents stock units which vested during 2012. Value realized upon vesting is based on the closing market price of our Common Stock on each vesting date.

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

The amounts shown in the table below assume that the noted triggering events occurred on December 31, 2012 with respect to the five named executive officers. Other relevant assumptions and explanations are provided in the footnotes following the table. The amounts shown reflect only the additional payments or benefits that a named executive officer would have received upon the occurrence of the respective triggering events listed below; they do not include the value of payments or benefits that would have been earned, or any amounts associated with equity awards that would have vested absent the triggering event. As discussed above, none of the named executive officers receive additional compensation in the event of voluntary or involuntary termination for “cause” or in the event of disability.

Potential Post-Employment Payments

			Termination
			Without Cause
			or for Good
			Reason,				Termination due
			Excluding		Termination		to Management
	Termination		Change in		due to Change		Change in
Name / Element of Compensation	due to Death		Control		in Control		Control

Scott N. Greenberg
Salary	$472,000	(1)	—		—		—
Severance	—		$1,653,708	(2)	$1,653,708	(2)	$1,102,472	(3)
Bonus (4)	—		208,000		208,000		208,000
Stock options	—		—		1,569,600	(5)	1,569,600	(5)
Benefits continuation	—		26,662	(6)	26,662	(6)	18,057	(7)
Total	$472,000		$1,888,370		$3,457,970		$2,898,129
Sharon Esposito-Mayer
Salary	$51,667	(8)	$387,500	(9)	—		—
Stock units (10)	—		—		$309,750		$309,750
Benefits continuation	—		11,394	(11)	—		—
Total	$51,667		$398,894		$309,750		$309,750
Douglas E. Sharp
Salary	$425,000	(1)	—		—		—
Severance	—		$1,512,625	(2)	$1,512,625	(2)	1,008,417	(3)
Bonus (4)	—		187,000		187,000		187,000
Stock options	—		—		1,373,400	(5)	1,373,400	(5)
Benefits continuation	—		26,662	(6)	26,662	(6)	9,173	(12)
Total	$425,000		$1,726,287		$3,099,687		$2,577,990
Donald R. Duquette
Salary	$50,000	(8)	$375,000	(9)	—		—
Stock units (10)	—		—		$268,450		$268,450
Benefits continuation	—		11,394	(11)	—		—
Total	$50,000		$386,394		$268,450		$268,450
Karl Baer
Salary	$50,000	(8)	$375,000	(9)	—		—
Stock units (10)	—		—		$268,450		$268,450
Benefits continuation	—		11,394	(11)	—		—
Total	$50,000		$386,394		$268,450		$268,450

(1)	Represents one year of current salary as of December 31, 2012.

(2)	Represents severance payment pursuant to employment agreement which equals the average of his cash compensation for the last three calendar years multiplied by three.

(3)	Represents severance payment pursuant to employment agreement which equals the average of his cash compensation for the last three calendar years multiplied by two.

(4)	Represents bonus earned during the year ended December 31, 2012 which would be due to the executive if any of the applicable triggering events occurred on December 31, 2012.

(5)	Pursuant to Messrs. Greenberg and Sharp’s employment agreements, in the event of a change in control of the Company, they can elect to surrender their outstanding stock options for a cash payment equal to the excess of the fair market value on the termination date of the common stock issuable upon exercise of the options over aggregate exercise price of the options surrendered. The amount included in the table represents the fair value of Messrs. Greenberg and Sharp’s outstanding options as of December 31, 2012 based on the closing price of our common stock on December 31, 2012 of $20.65.

(6)	Represents an estimate of the incremental cost to the Company for benefits continuation for three years subsequent to termination date.

(7)	Represents an estimate of the incremental cost to the Company for benefits continuation for two years subsequent to termination date.

(8)	Represents two full calendar months of current salary as of December 31, 2012.

(9)	Represents the current salary for fifteen months that would have been paid or accrued if the triggering event occurred as of December 31, 2012.

(10)	Represents the value of the number of stock units deemed to have vested for each triggering event. Value is based on the closing price of our common stock on December 31, 2012 of $20.65.

(11)	Represents an estimate of the incremental cost to the Company for benefits continuation for fifteen months subsequent to the termination date.

(12)	Represents an estimate of the incremental cost to the Company for benefits continuation for one year subsequent to the termination date.

Director Compensation

Our Board of Directors has adopted guidelines for the compensation of our non-employee directors. Effective April 1, 2012, the Board approved the following annual compensation payable to our non-employee directors:

•	Base annual fee of $45,000 (increased from $25,000 in 2011);

•	Additional annual fee of $40,000 for serving as Chairman of the Board (no change from 2011);

•	Additional annual fee of $15,000 for serving on the Executive Committee, excluding the Chairman (increased from zero in 2011);

•	Additional annual fee of $20,000 for serving as Chairman of the Audit Committee (increased from $15,000 in 2011);

•	Additional annual fee of $8,000 for serving on the Audit Committee (increased from $5,000 in 2011);

•	Additional annual fee of $7,000 for serving as Chairman of the Compensation Committee (increased from $5,000 in 2011);

•	Additional annual fee of $5,000 for serving on the Compensation Committee (increased from $2,500 in 2011); and

•	500 fully vested shares of our common stock per quarter (decreased from 900 shares in 2011).

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

Directors Compensation Table

The following table shows the compensation earned by each individual who served as a director during the year ended December 31, 2012 (excluding Mr. Greenberg, whose compensation as Chief Executive Officer is shown above in the Summary Compensation Table):

Name	Fees earned or paid in cash ($)	Stock awards ($)	All other compensation ($)	Total ($)

Harvey P. Eisen	85,688	53,408	—	139,096

Daniel M. Friedberg (1)	73,375	44,970	—	118,345

Marshall S. Geller	66,000	44,970	—	110,970

Sue W. Kelly	58,500	44,970	—	103,470

Richard C. Pfenniger, Jr.	71,250	44,970	—	116,220

A. Marvin Strait	75,875	44,970	—	120,845

Gene A. Washington	64,625	44,970	—	109,595

(1)	Daniel Friedberg’s compensation for service on the Board of Directors was paid directly to Sagard Capital Partners, L.P.

Compensation Committee Interlocks and Insider Participation

Members of the Compensation Committee of our Board of Directors are Harvey P. Eisen, Daniel M. Friedberg, Marshall S. Geller, Chairman, A. Marvin Strait and Gene A. Washington. Harvey P. Eisen is the Chairman of the Board and Chief Executive Officer of NPDC and Scott N. Greenberg, our Chief Executive Officer, is a Director of NPDC. None of the members of the Compensation Committee during 2012 (a) was an officer or employee of the Company, (b) was a former officer of the Company or (c) had any relationship requiring disclosure by the Company under any paragraph of Item 404 of Regulation S-K.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” included in this proxy statement. Based upon this review and discussion, the Compensation Committee recommended to our Board of Directors that the “Compensation Discussion and Analysis” be included in this proxy statement filed with the SEC in connection with the Company’s annual meeting of stockholders.

COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

Harvey P. Eisen

Daniel M. Friedberg

Marshall S. Geller

A. Marvin Strait

Gene A. Washington

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of our common stock beneficially owned as of March 31, 2013 by each person who is known by us to beneficially own more than 5% of our outstanding common stock. As of March 31, 2013, there were 19,069,261 shares of our common stock issued and outstanding.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class

Sagard Capital Partners, L.P.	3,510,774 shares	(1)	18.4%
325 Greenwich Avenue
Greenwich, CT 06830

Wellington Management Company LLP	1,282,058 shares	(2)	6.7%
280 Congress Street
Boston, MA 02210

Manatuck Hill Partners, LLC	1,162,770 shares	(3)	6.1%
1465 Post Road East
Westport, CT 06880

Dimensional Fund Advisors LP	1,006,606 shares	(4)	5.3%
Palisades West, Building One
6300 Bee Cave Road
Austin, TX 78746

(1)	Based on a Form 4 filed by Sagard Capital Partners, L.P. with the SEC on April 1, 2013.

(2)	Based on a Form 13G filed by Wellington Management Co. LLP with the SEC on February 14, 2013.

(3)	Based on a Form 13G/A filed by Manatuck Hill Partners, LLC with the SEC on February 14, 2013.

(4)	Based on a Schedule 13G/A filed by Dimensional Fund Advisors LP ("Dimensional") with the SEC on February 11, 2013. Dimensional has informed the Company that the shares are owned by advisory clients of Dimensional and that Dimensional disclaims beneficial ownership of such shares.

Security Ownership of Directors and Executive Officers

The following table sets forth, as of March 31, 2013, the beneficial ownership of common stock, by each director, each of the named executive officers, and all directors and executive officers as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class (1)
Harvey P. Eisen	47,728		*
Daniel M. Friedberg	3,510,774	(2)	18.4%
Marshall S. Geller	210,578		1.1%
Scott N. Greenberg	272,372	(3)	1.4%
Sue W. Kelly	20,433		*
Richard C. Pfenniger, Jr.	31,377		*
A. Marvin Strait	23,433		*
Gene A. Washington	21,433		*
Douglas E. Sharp	152,967	(4)	*
Sharon Esposito-Mayer	87,539	(4)	*
Donald R. Duquette	30,550	(4)	*
Karl Baer	90,612	(4)	*
Directors and Executive Officers as a group (18 persons)	4,618,891	(5)	24.0%

*	Less than one percent.

(1)	Assumes for each beneficial owner and directors and executive officers as a group that all currently exercisable options are exercised in full only by the named beneficial owner or members of the group and no other options are exercised.

(2)	The amount reported by Daniel M. Friedberg represents the beneficial ownership of the Company’s securities by Sagard Capital Partners, L.P., a Delaware limited partnership ("Sagard Capital"). Mr. Friedberg is the President and Chief Executive Officer of Sagard Capital Partners Management Corporation ("Sagard Management"), the investment manager of Sagard Capital, and is the President and Chief Executive Officer of Sagard Capital Partners GP, Inc., the general partner of Sagard Capital. Mr. Friedberg disclaims beneficial ownership of such securities, by virtue of his position as the President and Chief Executive Officer of Sagard Management.

(3)	Includes (i) 72,000 shares issuable upon exercise of currently exercisable stock options; (ii) 14,025 shares of Common Stock allocated to Mr. Greenberg’s account pursuant to the provisions of our Retirement Savings Plan and (iii) 4,000 shares of Common Stock held by members of his family. Mr. Greenberg disclaims beneficial ownership of the 4,000 shares of Common Stock held by members of his family.

(4)	Includes 63,000 shares for Mr. Sharp, 27,000 shares for Ms. Esposito-Mayer, 5,000 shares for Mr. Baer and 27,000 shares for Mr. Duquette, issuable upon exercise of currently exercisable stock options; and 15,356 shares for Mr. Sharp, 9,578 shares for Ms. Esposito-Mayer, 9,999 shares for Mr. Baer and 14,357 shares for Mr. Duquette allocated pursuant to the provisions of our Retirement Savings Plan.

(5)	Includes 222,800 shares of Common Stock issuable upon exercise of currently exercisable stock options and 88,259 shares of Common Stock allocated to accounts pursuant to the provisions of our Retirement Savings Plan.
27

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

For a description of the material terms of our stock-based compensation plans, see Note 10 to the Consolidated Financial Statements in Item 8 of the Original Filing.

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

Related Transactions

Directorships

Certain of our Directors have also served as Directors of WISH (formerly NPDC). Scott N. Greenberg is currently a Director of WISH and was Chief Financial Officer of WISH until August 2007. Harvey P. Eisen is Chairman of the Board and Chief Executive Officer of WISH and Managing Member of Bedford Oak Partners L.P. (“Bedford Oak”). Collectively, Mr. Eisen and Bedford Oak beneficially own approximately 37.3% of the issued and outstanding shares of WISH and less than 1% of our Common Stock.

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

Director Independence

The Board of Directors reviews the independence of its members on an annual basis. No Director will be deemed to be independent unless the Board affirmatively determines that the Director in question has no material relationship with the Company, directly or as an officer, stockholder, member or partner of an organization that has a material relationship with the Company. The Board has not adopted any categorical standards of Director independence, however, the Board of Directors employs the standards of independence of the New York Stock Exchange (“NYSE”) rules currently in effect in making its determination that a Director qualifies as independent. In its annual review of Director independence, the Board considers all commercial, banking, consulting, legal, accounting, charitable or other business relationships any Director may have with the Company. As a result of its annual review, the Board of Directors has determined that Harvey P. Eisen, Daniel M. Friedberg, Marshall S. Geller, Sue W. Kelly, Richard C. Pfenniger, Jr., A. Marvin Strait and Gene A. Washington are independent and that Scott N. Greenberg is not independent. The Company has Nominating/Corporate Governance, Compensation and Audit Committees and based on these standards, all current members of such Committees are independent. The Company also has an Executive Committee, of which Mr. Greenberg is a member.

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accountant Fees

The following table sets forth the fees billed to us for the years ended December 31, 2012 and 2011 for professional services rendered by our independent registered public accountants, KPMG LLP:

	2012	2011
Audit Fees (1)	$939,000	$1,010,000
Audit-Related Fees (2)	23,000	28,000
Tax Fees (3)	248,000	210,000
All Other Fees	9,000	4,000
Total	$1,219,000	$1,252,000

(1)	Audit fees for 2012 consisted of $834,000 for the audit of our consolidated financial statements, including quarterly review services, fees with respect to the audit of internal control over financial reporting and SEC reporting matters, and $105,000 for statutory audit services for a foreign subsidiary. Audit fees for 2011 consisted of $804,000 for the audit of our consolidated financial statements, including quarterly review services, fees with respect to the audit of internal control over financial reporting and SEC reporting matters, $100,000 for the audit of the acquired consulting business of RWD Technologies, and $99,000 for statutory audit services for a foreign subsidiary.

(2)	Audited-related fees for 2012 consisted of the audit of the financial statements of employee benefit plans. Audit-related fees for 2011 consisted of the audit of the financial statements of employee benefit plans and consultations regarding financial reporting matters.

(3)	Tax fees for 2012 and 2011 consisted of fees for tax compliance services, including the preparation of tax returns, and tax consulting services including technical research.

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

A list of the exhibits filed or furnished with this report on Form 10-K/A is provided in the Exhibit Index beginning on page 34 of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GP STRATEGIES CORPORATION

Dated: April 30, 2013

	By:	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

/s/ Sharon Esposito-Mayer
Sharon Esposito-Mayer
Executive Vice President and Chief Financial Officer

Exhibit Index

Index No.

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

_____________

* Filed herewith

