Form 10-Q
period 2013-03-31
GP STRATEGIES CORP
filed 2013-05-02
CIK 70415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

 For the quarterly period ended March 31, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes   ☐ No   ☒

The number of shares outstanding of the registrant’s common stock as of April 30, 2013 was as follows:

Class	Outstanding
Common Stock, par value $.01 per share	19,078,755 shares

Part I. Financial Information

Item 1. Financial Statements

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31,
	2013	December 31,
	(Unaudited)	2012
Assets
Current assets:
Cash and cash equivalents	$11,047	$7,761
Accounts and other receivables, less allowance for doubtful accounts of $1,375 in 2013 and $1,756 in 2012	70,887	83,597
Costs and estimated earnings in excess of billings on uncompleted contracts	20,866	16,979
Prepaid expenses and other current assets	10,330	10,143
Total current assets	113,130	118,480
Property, plant and equipment	19,223	18,771
Accumulated depreciation	(13,583)	(13,260)
Property, plant and equipment, net	5,640	5,511
Goodwill	101,922	102,821
Intangible assets, net	14,254	15,872
Other assets	1,526	1,750
	$236,472	$244,434
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$40,329	$47,457
Billings in excess of costs and estimated earnings on uncompleted contracts	18,107	21,877
Total current liabilities	58,436	69,334
Other noncurrent liabilities	7,173	7,763
Total liabilities	65,609	77,097

Stockholders’ equity:
Common stock, par value $0.01 per share	192	192
Additional paid-in capital	167,669	167,495
Retained earnings	8,880	3,955
Treasury stock at cost	(2,159)	(2,494)
Accumulated other comprehensive loss	(3,719)	(1,811)
Total stockholders’ equity	170,863	167,337
	$236,472	$244,434

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months ended
	March 31,
	2013	2012
Revenue	$101,373	$93,605
Cost of revenue	85,192	77,993
Gross profit	16,181	15,612
Selling, general and administrative expenses	9,089	8,288
Gain (loss) on change in fair value of contingent consideration, net	247	(40)
Operating income	7,339	7,284
Interest expense	100	40
Other income	229	90
Income before income tax expense	7,468	7,334
Income tax expense	2,543	2,950
Net income	$4,925	$4,384

Basic weighted average shares outstanding	19,060	18,830
Diluted weighted average shares outstanding	19,296	19,188

Per common share data:
Basic earnings per share	$0.26	$0.23
Diluted earnings per share	$0.26	$0.23

See accompanying notes to condensed consolidated financial statements.

2

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three months ended
	March 31,
	2013	2012
Net income	$4,925	$4,384
Foreign currency translation adjustments	(1,908)	1,111
Comprehensive income	$3,017	$5,495

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2013 and 2012
(Unaudited, in thousands)

	2013	2012
Cash flows from operating activities:
Net income	$4,925	$4,384
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on change in fair value of contingent consideration, net	(247)	40
Depreciation and amortization	1,958	1,858
Deferred income taxes	(274)	47
Non-cash compensation expense	953	973
Changes in other operating items:
Accounts and other receivables	12,508	5,149
Costs and estimated earnings in excess of billings on uncompleted contracts	(3,887)	(4,550)
Prepaid expenses and other current assets	(136)	(1,454)
Accounts payable and accrued expenses	(6,042)	1,094
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,914)	340
Contingent consideration payments in excess of fair value on acquisition date	(373)	(602)
Other	(155)	(316)
Net cash provided by operating activities	5,316	6,963

Cash flows from investing activities:
Additions to property, plant and equipment	(830)	(925)
Net cash used in investing activities	(830)	(925)

Cash flows from financing activities:
Change in negative cash book balances	—	(1,004)
Contingent consideration payments	(602)	(835)
Repurchases of common stock in the open market	(451)	—
Other financing activities	(4)	(227)
Net cash used in financing activities	(1,057)	(2,066)

Effect of exchange rate changes on cash and cash equivalents	(143)	138
Net increase in cash and cash equivalents	3,286	4,110
Cash and cash equivalents at beginning of period	7,761	4,151
Cash and cash equivalents at end of period	$11,047	$8,261
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$1,730	$1,924

See accompanying notes to condensed consolidated financial statements.

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2013
(Unaudited)

(1)	Basis of Presentation

GP Strategies Corporation is a global performance improvement solutions provider of training, e-Learning solutions, management consulting and engineering services. References in this report to “GP Strategies,” the “Company,” “we” and “our” are to GP Strategies Corporation and its subsidiaries, collectively.

The accompanying condensed consolidated balance sheet as of March 31, 2013 and the condensed consolidated statements of operations, comprehensive income and cash flows for the three months ended March 31, 2013 and 2012 have not been audited, but have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012, as presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2013 interim period are not necessarily indicative of results to be expected for the entire year. Certain prior year amounts have been reclassified to conform to current year presentation.

The condensed consolidated financial statements include the operations of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

(2)	Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in the automotive sector. Revenue from the automotive industry accounted for approximately 15% and 14% of our consolidated revenue for the three months ended March 31, 2013 and 2012, respectively. We also have a concentration of revenue from the United States government. For the three months ended March 31, 2013 and 2012, sales to the United States government and its agencies represented approximately 10% and 14%, respectively, of our consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by us as separate customers. No single customer accounted for more than 10% of our consolidated revenue for the three months ended March 31, 2013 and 2012 or accounts receivable as of March 31, 2013.

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2013
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

	Three months ended
	March 31,
	2013	2012
	(In thousands)
Non-dilutive instruments	36	151

Dilutive common stock equivalents	236	358

(4)	Acquisitions

BlessingWhite

On October 1, 2012, we completed the acquisition of BlessingWhite, a provider of leadership development and employee engagement solutions. The total purchase price was $10,762,000 in cash at closing and is subject to a working capital adjustment as defined in the purchase agreement. We received $146,000 from the sellers in April 2013 based on a preliminary agreement on the working capital adjustment and we expect to finalize additional amounts owed from the sellers, if any, in the second quarter of 2013. We recorded $3,280,000 of amortizable intangible assets as a result of the acquisition, which includes $1,761,000 of customer-related intangible assets which are being amortized over five years, $1,238,000 of intellectual property related to training course content which is being amortized over five years, $191,000 related to the acquired tradename which is being amortized over two years, and $90,000 related to acquired technology which is being amortized over three years from the acquisition date. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. BlessingWhite is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements since October 1, 2012. The pro-forma impact of the acquisition is not material to our results of operations.

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2013
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

Below is a summary of the potential contingent consideration we may be required to pay in connection with previously completed acquisitions as of March 31, 2013 (dollars in thousands):

	Original range
	of potential	As of March 31, 2013
	undiscounted	Maximum contingent consideration due in
Acquisition:	payments	2013	2014	Total
Marton House	$0 - $3,750	$760	$—	$760
Bath Consulting	$0 - $2,376	—	1,034	1,034
Asentus	$0 - $3,700	2,100	1,600	3,700
Total		$2,860	$2,634	$5,494

Below is a summary of the changes in the recorded amount of contingent consideration liabilities from December 31, 2012 to March 31, 2013 for each acquisition (dollars in thousands):

			Change in
			Fair Value of	Foreign
	Liability as of		Contingent	Currency	Liability as of
Acquisition:	December 31, 2012	Payments	Consideration	Translation	March 31, 2013
Milsom	$302	(299)	—	(3)	$—
Marton House	774	—	32	(46)	760
Bath Consulting	1,464	(676)	52	(92)	748
Asentus	544	—	(331)	(13)	200
Total	$3,084	(975)	(247)	(154)	$1,708

As of March 31, 2013 and December 31, 2012, contingent consideration included in accounts payable totaled $1,508,000 and $2,540,000, respectively. As of March 31, 2013 and December 31, 2012, we also had accrued contingent consideration totaling $200,000 and $544,000, respectively, related to acquisitions which is included in other long-term liabilities on the consolidated balance sheet and represents the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2013
(Unaudited)

(5)	Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable business segment for the three months ended March 31, 2013 were as follows (in thousands):

		Professional		Performance
	Learning	& Technical		Readiness	Energy
	Solutions	Services	Sandy	Solutions	Services	Total
Balance as of
December 31, 2012	$46,161	$37,690	$653	$9,795	$8,522	$102,821
Purchase accounting
adjustments	136	—	—	—	117	253
Foreign currency
translation	(1,142)	—	—	—	(10)	(1,152)
Balance as of
March 31, 2013	$45,155	$37,690	$653	$9,795	$8,629	$101,922

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2013
(Unaudited)

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
March 31, 2013
Customer relationships	$21,706	$(9,832)	$11,874
Tradenames	982	(823)	159
Intellectual property and other	3,659	(1,438)	2,221
	$26,347	$(12,093)	$14,254

December 31, 2012
Customer relationships	$22,193	$(9,064)	$13,129
Tradenames	982	(700)	282
Intellectual property and other	3,686	(1,225)	2,461
	$26,861	$(10,989)	$15,872

(6)	Stock-Based Compensation

We recognize compensation expense for stock-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Three months ended March 31,
	2013	2012
Non-qualified stock options	$122	$231
Restricted stock units	191	125
Board of Directors stock grants	83	125
Total stock-based compensation expense	$396	$481

Pursuant to our 2011 Stock Incentive Plan (the “2011 Plan”), we may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of our common stock to officers, employees or members of the Board of Directors. As of March 31, 2013, we had non-qualified stock options and restricted stock units outstanding under these plans as discussed below.

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2013
(Unaudited)

Non-Qualified Stock Options

Summarized information for our non-qualified stock options is as follows:

			Weighted
			average
			remaining
		Weighted	contractual	Aggregate
	Number of	average	term	intrinsic
Stock Options	options	exercise price	(in years)	value
Outstanding at December 31, 2012	624,700	$9.54
Granted	—	—
Exercised	(18,900)	11.49
Forfeited	(1,700)	15.00
Expired	(300)	13.17
Outstanding at March 31, 2013	603,800	$9.46	3.19	8,695,000
Stock options expected to vest	591,300	$9.49	3.19	8,496,000
Exercisable at March 31, 2013	261,700	$8.00	2.86	4,150,000

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

	Three	Weighted
	months ended	average
	March 31,	grant date
	2013	fair value
	(In shares)	(In dollars)
Outstanding and unvested, beginning of period	210,992	$18.40
Granted	1,000	21.98
Vested	(4,880)	11.00
Forfeited	—	—
Outstanding and unvested, end of period	207,112	$18.59
Restricted stock units expected to vest	193,352	$18.70

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2013
(Unaudited)

(7)	Short-Term Borrowings

We have a $50,000,000 Financing and Security Agreement (the “Credit Agreement”) with a bank that expires on October 31, 2014 and is secured by certain of our assets. The Credit Agreement contains a provision to increase the maximum principal amount to $75,000,000 upon lender approval. The maximum interest rate on borrowings under the Credit Agreement is the daily LIBOR market index rate plus 2.25%. Based upon our financial performance, the interest rate can be reduced to a minimum of LIBOR plus 1.0%. The Credit Agreement contains covenants with respect to our minimum tangible net worth, total liabilities to tangible net worth ratio and cash flow to debt service ratio, all of which were in compliance with the Credit Agreement as of March 31, 2013. As of March 31, 2013, there were no borrowings outstanding and $50,000,000 of available borrowings under the Credit Agreement.

(8)	Income Taxes

Income tax expense was $2,543,000, or an effective income tax rate of 34.1%, for the three months ended March 31, 2013 compared to $2,950,000, or an effective income tax rate of 40.2%, for the three months ended March 31, 2012. During the first quarter of 2013, we recorded one-time income tax benefits totaling $373,000 for a foreign subsidiary. Excluding these discrete items recorded in the quarter, the effective income tax rate was 39.1%. The decrease in the effective income tax rate compared to the first quarter of 2012 is due to a larger portion of our 2013 income being derived from foreign jurisdictions which are taxed at lower rates. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the federal, state and foreign statutory rates, permanent differences, and other items that may have an impact on income tax expense.

An uncertain tax position taken or expected to be taken in a tax return is recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Interest and penalties related to income taxes are accounted for as income tax expense. As of March 31, 2013, we had no uncertain tax positions reflected on our consolidated balance sheet. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examination by tax authorities for years prior to 2009, with the exception of the net operating loss generated in 2003 that was utilized on the 2008 and 2009 tax returns.

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2013
(Unaudited)

(9)	Stockholders’ Equity

Changes in stockholders’ equity during the three months ended March 31, 2013 were as follows (in thousands):

					Accumulated
		Additional		Treasury	other	Total
	Common	paid-in	Retained	stock	comprehensive	stockholders’
	stock	capital	earnings	at cost	loss	equity
Balance at December 31, 2012	$192	$167,495	$3,955	$(2,494)	$(1,811)	$167,337
Net income	-	-	4,925	-	-	4,925
Other comprehensive income	-	-	-	-	(1,908)	(1,908)
Repurchases of common stock in the open market	-	-	-	(451)		(451)
Stock-based compensation	-	327	-	69	-	396
Issuance of stock for employer contributions to retirement plan	-	49	-	508	-	557
Other	-	(202)	-	209		7
Balance at March 31, 2013	$192	$167,669	$8,880	$(2,159)	$(3,719)	$170,863

(10)	Business Segments

As of March 31, 2013, we operated through five reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing, (iv) Performance Readiness Solutions (formerly RWD), and (v) Energy Services. Our Learning Solutions segment represents an aggregation of two operating groups in accordance with the aggregation criteria in U.S. GAAP, while all of the other reportable segments each represent one operating segment. We are organized by operating group primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

Effective January 1, 2013, we made changes to our organizational structure to transfer the management responsibility of certain business units between segments, which resulted in a change in the composition of certain of our operating segments. The changes primarily consisted of: (i) the alternative fuels business unit transferred from Professional & Technical Services to Energy Services; (ii) a business unit which predominantly provides content development services to U.S. government and commercial clients transferred from Learning Solutions to Professional & Technical Services; and (iii) our foreign operations in India and China and a portion of our Canadian operations transferred from Professional & Technical Services to Learning Solutions. We have reclassified the segment financial information herein for all prior years to reflect these changes and conform to the current year’s presentation.

Further information regarding our business segments is discussed below.

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2013
(Unaudited)

Learning Solutions. The Learning Solutions segment delivers training, curriculum design and development, e-Learning services, system hosting, training business process outsourcing and consulting services globally through our offices in the U.S., Europe, Asia and Canada. This segment serves large companies in the electronics and semiconductors, healthcare, software, financial and other industries as well as to government agencies. The ability to deliver a wide range of training services on a global basis allows this segment to take over the entire learning function for the client, including their training personnel. The October 2012 acquisition of BlessingWhite added proprietary leadership training content and employee engagement tools and services to this segment’s offerings.

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

March 31, 2013
(Unaudited)

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income tax expense (in thousands):

	Three months ended
	March 31,
	2013	2012
Revenue:
Learning Solutions	$42,734	$35,037
Professional & Technical Services	18,015	22,265
Sandy Training & Marketing	14,998	13,322
Performance Readiness Solutions	15,500	13,831
Energy Services	10,126	9,150
	$101,373	$93,605
Operating income:
Learning Solutions	$3,212	$3,395
Professional & Technical Services	1,058	1,593
Sandy Training & Marketing	629	303
Performance Readiness Solutions	579	245
Energy Services	1,614	1,788
Gain (loss) on change in fair value of contingent consideration, net	247	(40)
Operating income	7,339	7,284

Interest expense	100	40
Other income	229	90
Income before income tax expense	$7,468	$7,334

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

As of March 31, 2013, we operated through five reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing, (iv) Performance Readiness Solutions (formerly RWD), and (v) Energy Services. Our Learning Solutions segment represents an aggregation of two operating groups in accordance with the aggregation criteria in U.S. GAAP, while all of the other reportable segments each represent one operating segment. We are organized by operating group primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

Effective January 1, 2013, we made changes to our organizational structure to transfer the management responsibility of certain business units between segments, which resulted in a change in the composition of certain of our operating segments. The changes primarily consisted of: (i) the alternative fuels business unit transferred from Professional & Technical Services to Energy Services; (ii) a business unit which predominantly provides content development services to U.S. government and commercial clients transferred from Learning Solutions to Professional & Technical Services; and (iii) our foreign operations in India and China and a portion of our Canadian operations transferred from Professional & Technical Services to Learning Solutions. We have reclassified the segment financial information herein for all prior years to reflect these changes and conform to the current year’s presentation.

Further information regarding our business segments is discussed below.

Learning Solutions. The Learning Solutions segment delivers training, curriculum design and development, e-Learning services, system hosting, training business process outsourcing and consulting services globally through our offices in the U.S., Europe, Asia and Canada. This segment serves large companies in the electronics and semiconductors, healthcare, software, financial and other industries as well as to government agencies. The ability to deliver a wide range of training services on a global basis allows this segment to take over the entire learning function for the client, including their training personnel. The October 2012 acquisition of BlessingWhite added proprietary leadership training content and employee engagement tools and services to this segment’s offerings.

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

Operating Highlights

Three Months ended March 31, 2013 compared to the Three Months ended March 31, 2012

For the three months ended March 31, 2013, we had income before income tax expense of $7.5 million compared to $7.3 million for the three months ended March 31, 2012. Gross profit was $16.2 million, or 16.0% of revenue, for the first quarter of 2013 compared to $15.6 million, or 16.7% of revenue, for the first quarter of 2012. The decrease in the gross margin is largely due to a $0.9 million increase in medical benefits expense due to higher than usual claims under our self-insured employee medical plan during the first quarter of 2013. Operating income, the components of which are discussed below by segment, was relatively flat at $7.3 million for both the three-month periods ended March 31, 2013 and 2012. Net income was $4.9 million, or $0.26 per diluted share, for the three months ended March 31, 2013, compared to net income of $4.4 million, or $0.23 per diluted share, for the three months ended March 31, 2012. The increase in net income was primarily due to approximately $0.4 million of one-time income tax benefits recognized during the first quarter of 2013, as discussed in further detail below. During the three months ended March 31, 2013, diluted weighted average shares outstanding increased by 108,000 to 19,296,000 shares outstanding compared to 19,188,000 shares for the same period in 2012, primarily due to the issuance of shares for stock-based compensation and the effect of the increase in our stock price compared to the prior year on the results of the calculation of diluted weighted average shares outstanding.

Revenue

(Dollars in thousands)	Three months ended
	March 31,
	2013	2012
Learning Solutions	$42,734	$35,037
Professional & Technical Services	18,015	22,265
Sandy Training & Marketing	14,998	13,322
Performance Readiness Solutions	15,500	13,831
Energy Services	10,126	9,150
	$101,373	$93,605

Learning Solutions revenue increased $7.7 million or 22.0% during the first quarter of 2013 compared to the first quarter of 2012. The increase in revenue is due to the following:

•	A $3.0 million increase attributable to the Asentus acquisition completed in June 2012;

•	A $2.9 million increase attributable to the BlessingWhite acquisition completed in October 2012; and

•	A $2.3 million increase in our U.S. Learning Solutions organization due to increased e-Learning content development and training business process outsourcing (BPO) services from contracts with new clients and expansion of work with existing clients; offset by

•	A $0.5 million net decrease in revenue from our Europe operations primarily due to a decrease in technical services for an aerospace customer and a decrease in government funded skills training, partially offset by increases in training and consulting services for commercial clients in the UK during the first quarter of 2013 compared to 2012.

Professional & Technical Services revenue decreased $4.3 million or 19.1% during the first quarter of 2013 compared to the first quarter of 2012. The decrease in revenue is due to the following:

•	A $1.2 million decrease in homeland security and chemical demilitarization services for U.S. government clients due to contracts concluding;

•	A $0.9 million decrease in technical services for a pharmaceutical customer due to project completions;

•	A $0.8 million decrease in e-Learning services due to the completion of projects for U.S. government clients;

•	A $0.5 million decrease in lean consulting services due to project completions; and

•	$0.9 million of various other net decreases in revenue in this segment during the first quarter of 2013 compared to the first quarter of 2012.

We anticipate that the revenue declines in this segment could continue in 2013 when compared to 2012 results.

Sandy Training & Marketing revenue increased $1.7 million or 12.6% during the first quarter of 2013 compared to the first quarter of 2012. The increase in revenue is due to the following:

•	A $2.7 million increase in training services for existing U.S. automotive customers due to new vehicle training programs and an increase in dealership sales trainers during the first quarter of 2013; offset by

•	A $1.0 million decrease in revenue due to vehicle launch events for a large west coast automotive customer during the first quarter of 2012 which did not recur in the first quarter of 2013.

Performance Readiness Solutions revenue increased $1.7 million or 12.1% during the first quarter of 2013 compared to the first quarter of 2012. The increase is due to a $3.8 million increase in revenue from a new contract which began in late 2012 to provide system implementation training services for a new client, partially offset by $2.1 million of other net decreases in revenue due to various project completions.

Energy Services revenue increased $1.0 million or 10.7% during the first quarter of 2013 compared to the first quarter of 2012 primarily due to the Rovsing acquisition which was completed in September 2012 and contributed approximately $0.9 million of revenue in the first quarter of 2013.

Gross Profit

(Dollars in thousands)	Three months ended
	March 31,
	2013		2012
		% Revenue		% Revenue
Learning Solutions	$7,171	16.8%	$6,466	18.5%
Professional & Technical Services	2,684	14.9%	3,573	16.0%
Sandy Training & Marketing	1,926	12.8%	1,542	11.6%
Performance Readiness Solutions	1,978	12.8%	1,575	11.4%
Energy Services	2,422	23.9%	2,456	26.8%
	$16,181	16.0%	$15,612	16.7%

Learning Solutions gross profit of $7.2 million or 16.8% of revenue for the first quarter of 2013 increased by $0.7 million or 10.9% when compared to gross profit of $6.5 million or 18.5% of revenue for the first quarter of 2012. Approximately $0.3 million of the increase in gross profit is attributable to the acquisitions we completed in 2012. The remainder of the increase in gross profit is due to the revenue increases noted above. In addition, gross profit as a percentage of revenue declined due to the acquired businesses being less profitable than the existing businesses in this segment during the first quarter of 2013, as well as an increase in medical expense due to higher than usual claims under our self-insured employee medical plan.

Professional & Technical Services gross profit of $2.7 million or 14.9% of revenue for the first quarter of 2013 decreased by $0.9 million or 24.9% when compared to gross profit of $3.6 million or 16.0% of revenue for the first quarter of 2012. The decrease in gross profit is primarily due to the revenue decreases noted above. Gross profit as a percentage of revenue declined primarily due to an increase in medical expense due to higher than usual claims under our self-insured employee medical plan during the first quarter of 2013 compared to the first quarter of 2012.

Sandy Training and Marketing gross profit of $1.9 million or 12.8% of revenue for the first quarter of 2013 increased by $0.4 million or 24.9% when compared to gross profit of $1.5 million or 11.6% of revenue for the first quarter of 2012 primarily due to the revenue increase noted above.

Performance Readiness Solutions gross profit of $2.0 million or 12.8% of revenue for the first quarter of 2013 increased by $0.4 million or 25.6% when compared to gross profit of $1.6 million or 11.4% of revenue for the first quarter of 2012 primarily due to the revenue increase noted above.

Energy Services gross profit was $2.4 million or 23.9% of revenue for the first quarter of 2013 compared to $2.5 million or 26.8% of revenue for the first quarter of 2012. Gross profit as a percentage of revenue declined due to the acquired Rovsing business being less profitable than the existing businesses in this segment, an investment in the acquired Rovsing technology during the first quarter of 2013, and an increase in medical expense due to higher than usual claims under our self-insured employee medical plan during the first quarter of 2013 compared to the first quarter of 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.8 million or 9.7% from $8.3 million for the first quarter of 2012 to $9.1 million for the first quarter of 2013. The increase is primarily due to the acquisitions we completed in 2012 which resulted in a $0.4 million increase in labor and benefits expense, a $0.3 million increase in intangible asset amortization expense and increases in other various costs during the first quarter of 2013 compared to the first quarter of 2012.

Change in Fair Value of Contingent Consideration

We recognized a net gain of $0.2 million on the change in fair value of contingent consideration related to acquisitions for the three months ended March 31, 2013 compared to a net loss of less than $0.1 million for the three months ended March 31, 2012. Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“Topic 805”) requires that contingent consideration be recognized at fair value on the acquisition date and be re-measured each reporting period with subsequent adjustments recognized in the consolidated statement of operations. We estimate the fair value of contingent consideration liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. We believe our estimates and assumptions are reasonable; however, there is significant judgment involved. At each reporting date, the contingent consideration obligation is revalued to estimated fair value and changes in fair value subsequent to the acquisitions are reflected in income or expense in the consolidated statements of operations, and could cause a material impact to, and volatility in, our operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. See Note 4 to the Condensed Consolidated Financial Statements for further details regarding the potential contingent consideration payments and the changes in fair value of the related liabilities for each acquisition during the three months ended March 31, 2013.

Interest Expense

Interest expense was consistent at $0.1 million or less for the first quarters of both 2013 and 2012.

Other Income

Other income was $0.2 million for the first quarter of 2013 compared to $0.1 million for the first quarter of 2012 and consisted primarily of income from a joint venture and foreign currency gains and losses in both years.

Income Tax Expense

Income tax expense was $2.5 million for the first quarter of 2013 compared to $3.0 million for the first quarter of 2012. The effective income tax rate was 34.1% and 40.2% for the three months ended March 31, 2013 and 2012, respectively. During the first quarter of 2013, we recorded one-time income tax benefits totaling $0.4 million for a foreign subsidiary. Excluding these discrete items recorded in the quarter, the effective income tax rate was 39.1%. The decrease in the effective income tax rate compared to the first quarter of 2012 is due to a larger portion of our 2013 income being derived from foreign jurisdictions which are taxed at lower rates. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the federal, state and foreign statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Liquidity and Capital Resources

Working Capital

For the quarter ended March 31, 2013, our working capital increased $5.5 million from $49.1 million at December 31, 2012 to $54.7 million at March 31, 2013 primarily due to cash generated from operations. As of March 31, 2013, we had no long-term debt or short-term borrowings outstanding. We believe that cash generated from operations and borrowings available under our Credit Agreement ($50 million of available borrowings as of March 31, 2013), will be sufficient to fund our working capital and other requirements for at least the next twelve months.

As of March 31, 2013, the amount of cash and cash equivalents held outside of the U.S. by foreign subsidiaries was $6.0 million. At the present time, we do not anticipate repatriating these balances to fund domestic operations. We would be required to accrue for and pay taxes in the U.S. in the event we decided to repatriate these funds.

We may be required to pay the following contingent consideration in connection with acquisitions we previously completed (dollars in thousands):

	As of March 31, 2013			Recorded
	Maximum potential contingent consideration due in			Liability as of
Acquisition:	2013	2014	Total	March 31, 2013
Marton House	$760	$—	$760	$760
Bath Consulting	—	1,034	1,034	748
Asentus	2,100	1,600	3,700	200
Total	$2,860	$2,634	$5,494	$1,708

Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in the automotive sector. Revenue from the automotive industry accounted for approximately 15% and 14% of our consolidated revenue for the three months ended March 31, 2013 and 2012, respectively. We also have a concentration of revenue from the United States government. For the three months ended March 31, 2013 and 2012, sales to the United States government and its agencies represented approximately 10% and 14%, respectively, of our consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by us as separate customers. No single customer accounted for more than 10% of our consolidated revenue for the three months ended March 31, 2013 and 2012 or accounts receivable as of March 31, 2013.

Cash Flows

Three months ended March 31, 2013 compared to the Three Months ended March 31, 2012

Our cash balance increased $3.3 million during the first quarter of 2013 from $7.8 million as of December 31, 2012 to $11.0 million as of March 31, 2013. The increase in cash and cash equivalents during the first quarter of 2013 resulted from cash provided by operating activities of $5.3 million, cash used in investing activities of $0.8 million, cash used in financing activities of $1.1 million and a $0.1 million negative effect due to exchange rate changes on cash and cash equivalents.

Cash provided by operating activities was $5.3 million for the first quarter of 2013 compared to $7.0 million for the first quarter of 2012. The decrease in cash provided by operating activities compared to the prior year is due to net unfavorable changes in working capital items during the first quarter of 2013 compared to the first quarter of 2012, largely due to a decrease in accounts payable and accrued expenses during the first quarter of 2013.

Cash used in investing activities was $0.8 million for the first quarter of 2013 compared to $0.9 million for the first quarter of 2012 and consisted of fixed asset additions in both periods.

Cash used in financing activities was $1.1 million for the first quarter of 2013 compared to $2.1 million for the first quarter of 2012. The decrease in cash used in financing activities is primarily due to a $1.0 million change in negative cash book balance during the first quarter of 2012 which did not recur in the first quarter of 2013.

Short-term Borrowings

We have a $50 million Financing and Security Agreement (the “Credit Agreement”) with a bank that expires on October 31, 2014 and is secured by certain of our assets. The Credit Agreement contains a provision to increase the maximum principal amount to $75 million upon lender approval. The maximum interest rate on the Credit Agreement is the daily LIBOR market index rate plus 2.25%. Based upon our financial performance, the interest rate can be reduced to a minimum of LIBOR plus 1.0%. The Credit Agreement contains covenants which require us to maintain a minimum tangible net worth of no less than $30.0 million, a total liabilities to tangible net worth ratio of no more than 3.0 to 1.0, and a cash flow to debt service ratio of no less than 3.0 to 1.0. As of March 31, 2013, our tangible net worth was $54.7 million, our total liabilities to tangible net worth ratio was 1.2 to 1.0 and our cash flow to debt service ratio was 83.6 to 1.0, all of which were in compliance with the Credit Agreement. As of March 31, 2013, there were no borrowings outstanding and $50.0 million of available borrowings under the Credit Agreement.

Off-Balance Sheet Commitments

As of March 31, 2013, we do not have any off-balance sheet commitments except for operating leases and letters of credit entered into in the normal course of business.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward looking statements. Forward–looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We use words such as “expects,” “intends,” “believes,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “plans” and similar expressions to indicate forward-looking statements, but their absence does not mean a statement is not forward-looking. Because these forward-looking statements are based upon management’s expectations and assumptions and are subject to risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, those factors set forth Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and those other risks and uncertainties detailed in our periodic reports and registration statements filed with the Securities and Exchange Commission. We caution that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the effect, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ from those expressed or implied by these forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Internal Control Over Financial Reporting

During the quarter ended March 31, 2013, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d—15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company's share repurchase activity for the three months ended March 31, 2013:

	Issuer Purchases of Equity Securities
				Total number	Approximate
				of shares	dollar value of
	Total number		Average	purchased as	shares that may yet
	of shares		price paid	part of publicly	be purchased under
Month	purchased		per share	announced program	the program (2)
January 1-31, 2013	108	(1)	$20.03	-	$1,059,000
February 1-28, 2013	11,785	(1)	$21.55	1,650	$1,024,000
March 1-31, 2013	21,326	(1)	$22.97	18,162	$608,000

(1)	Includes shares surrendered by employees to satisfy minimum tax withholding obligations on restricted stock units which vested and shares surrendered to exercise stock options and satisfy the related minimum tax withholding obligations during the first quarter of 2013.
(2)	We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market subject to prevailing business and market conditions and other factors. There is no expiration date for the repurchase program.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer of the Company dated May 2, 2013 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Executive Vice President and Chief Financial Officer of the Company dated May 2, 2013 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company dated May 2, 2013 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from GP Strategies Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements. *

_____________

 *Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GP STRATEGIES CORPORATION

May 2, 2013	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

May 2, 2013	/s/ Sharon Esposito-Mayer
Sharon Esposito-Mayer
Executive Vice President and Chief Financial Officer

