Form 10-Q
period 2013-06-30
GP STRATEGIES CORP
filed 2013-08-01
CIK 70415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

 For the quarterly period ended June 30, 2013

or

☐ Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from                             to

Commission File Number 1-7234

 GP STRATEGIES CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	52-0845774
(State of Incorporation)	(I.R.S. Employer Identification No.)
70 Corporate Center
11000 Broken Land Parkway, Suite 200, Columbia, MD	21044
(Address of principal executive offices)	(Zip Code)

(443) 367-9600
Registrant’s telephone number, including area code:

6095 Marshalee Drive, Suite 300, Elkridge, MD 21075

(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes   ☐ No   ☒

The number of shares outstanding of the registrant’s common stock as of July 26, 2013 was as follows:

Class	Outstanding
Common Stock, par value $.01 per share	19,107,453 shares

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Part I. Financial Information

Item 1. Financial Statements

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	June 30,
	2013	December 31,
	(Unaudited)	2012
Assets
Current assets:
Cash and cash equivalents	$5,192	$7,761
Accounts and other receivables, less allowance for doubtful accounts of $1,456 in 2013 and $1,756 in 2012	79,232	83,597
Costs and estimated earnings in excess of billings on uncompleted contracts	21,841	16,979
Prepaid expenses and other current assets	12,445	10,143
Total current assets	118,710	118,480
Property, plant and equipment	20,702	18,771
Accumulated depreciation	(14,218)	(13,260)
Property, plant and equipment, net	6,484	5,511
Goodwill	115,312	102,821
Intangible assets, net	17,541	15,872
Other assets	1,502	1,750
	$259,549	$244,434
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$6,770	$—
Accounts payable and accrued expenses	49,815	47,457
Billings in excess of costs and estimated earnings on uncompleted contracts	18,112	21,877
Total current liabilities	74,697	69,334
Other noncurrent liabilities	8,462	7,763
Total liabilities	83,159	77,097

Stockholders’ equity:
Common stock, par value $0.01 per share	192	192
Additional paid-in capital	168,016	167,495
Retained earnings	14,127	3,955
Treasury stock at cost	(1,547)	(2,494)
Accumulated other comprehensive loss	(4,398)	(1,811)
Total stockholders’ equity	176,390	167,337
	$259,549	$244,434

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue	$104,899	$102,311	$206,272	$195,916
Cost of revenue	86,504	83,306	171,696	161,299
Gross profit	18,395	19,005	34,576	34,617
Selling, general and administrative expenses	9,880	9,042	18,969	17,330
Gain (loss) on change in fair value of contingent consideration, net	45	(31)	292	(71)
Operating income	8,560	9,932	15,899	17,216
Interest expense	66	60	166	100
Other income	93	100	322	190
Income before income tax expense	8,587	9,972	16,055	17,306
Income tax expense	3,340	3,988	5,883	6,938
Net income	$5,247	$5,984	$10,172	$10,368

Basic weighted average shares outstanding	19,082	18,898	19,071	18,864
Diluted weighted average shares outstanding	19,334	19,250	19,315	19,219

Per common share data:
Basic earnings per share	$0.27	$0.32	$0.53	$0.55
Diluted earnings per share	$0.27	$0.31	$0.53	$0.54

See accompanying notes to condensed consolidated financial statements.

2

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$5,247	$5,984	$10,172	$10,368
Foreign currency translation adjustments	(679)	(922)	(2,587)	189
Comprehensive income	$4,568	$5,062	$7,585	$10,557

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Six months ended June 30, 2013 and 2012

(Unaudited, in thousands)

	2013	2012
Cash flows from operating activities:
Net income	$10,172	$10,368
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on change in fair value of contingent consideration, net	(292)	71
Depreciation and amortization	3,950	3,806
Deferred income taxes	(273)	15
Non-cash compensation expense	1,909	1,938
Changes in other operating items:
Accounts and other receivables	5,786	(1,677)
Costs and estimated earnings in excess of billings on uncompleted contracts	(4,201)	(8,821)
Prepaid expenses and other current assets	(1,767)	(1,519)
Accounts payable and accrued expenses	(3,566)	2,351
Billings in excess of costs and estimated earnings on uncompleted contracts	(5,280)	(1,056)
Contingent consideration payments in excess of fair value on acquisition date	(373)	(602)
Other	(586)	(470)
Net cash provided by operating activities	5,479	4,404

Cash flows from investing activities:
Additions to property, plant and equipment	(2,161)	(1,467)
Acquisitions, net of cash acquired	(13,524)	(1,237)
Net cash used in investing activities	(15,685)	(2,704)

Cash flows from financing activities:
Proceeds from short-term borrowings	6,770	1,988
Contingent consideration payments	(602)	(1,179)
Change in negative cash book balance	2,086	1,505
Repurchases of common stock in the open market	(451)	(477)
Proceeds from stock option exercises	37	151
Other	(38)	(360)
Net cash provided by financing activities	7,802	1,628

Effect of exchange rate changes on cash and cash equivalents	(165)	20
Net increase (decrease) in cash and cash equivalents	(2,569)	3,348
Cash and cash equivalents at beginning of period	7,761	4,151
Cash and cash equivalents at end of period	$5,192	$7,499

See accompanying notes to condensed consolidated financial statements.

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2013

(Unaudited)

(1)	Basis of Presentation

GP Strategies Corporation is a global performance improvement solutions provider of training, e-Learning solutions, management consulting and engineering services. References in this report to “GP Strategies,” the “Company,” “we” and “our” are to GP Strategies Corporation and its subsidiaries, collectively.

The accompanying condensed consolidated balance sheet as of June 30, 2013 and the condensed consolidated statements of operations, comprehensive income and cash flows for the six months ended June 30, 2013 and 2012 have not been audited, but have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012, as presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2013 interim period are not necessarily indicative of results to be expected for the entire year. Certain prior year amounts have been reclassified to conform to current year presentation.

The condensed consolidated financial statements include the operations of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

(2)	Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in the automotive sector. Revenue from the automotive industry accounted for approximately 17% of our consolidated revenue for both the six-month periods ended June 30, 2013 and 2012, respectively. We also have a concentration of revenue from the United States government. For the six months ended June 30, 2013 and 2012, sales to the United States government and its agencies represented approximately 10% and 13%, respectively, of our consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by us as separate customers. No single customer accounted for more than 10% of our consolidated revenue for the six months ended June 30, 2013 and 2012 or accounts receivable as of June 30, 2013.

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2013
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

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
	(In thousands)
Non-dilutive instruments	26	21	31	86

Dilutive common stock equivalents	252	352	244	355

(4)	Acquisitions

Lorien

On June 12, 2013, we completed the acquisition of Lorien Engineering Solutions (“Lorien”), a United Kingdom-based provider of engineering design and project management services with specific expertise in the food and beverage, manufacturing and life sciences industries. The upfront purchase price for Lorien was $6,734,000 which was paid in cash at closing. In addition, the purchase agreement requires up to an additional $913,000 of consideration, contingent upon the achievement of certain earnings targets during the first twelve months following completion of the acquisition, as defined in the purchase agreement. The total estimated fair value of the purchase consideration as of the acquisition date was $7,307,000 and consisted of the upfront cash payment of $6,734,000 and estimated contingent consideration of $573,000. The purchase price allocation consisted of $149,000 of net tangible assets, $5,443,000 of goodwill and $1,715,000 of customer-related intangible assets to be amortized over five years subsequent to the acquisition date. This preliminary purchase price allocation is subject to change and is expected to be finalized during the third quarter of 2013. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired Lorien business is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements since June 12, 2013. The pro-forma impact of the acquisition is not material to our results of operations.

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2013
(Unaudited)

Prospero

On May 31, 2013, we completed the acquisition of Prospero Learning Solutions (“Prospero”), a Canada-based provider of custom learning and content development solutions. The upfront purchase price for Prospero was $7,046,000 which was paid in cash at closing and is subject to the finalization of a working capital adjustment as defined in the purchase agreement. In addition, the purchase agreement requires up to an additional $4,755,000 of consideration, contingent upon the achievement of certain earnings targets during the two twelve-month periods following completion of the acquisition, as defined in the purchase agreement. The total estimated fair value of the purchase consideration as of the acquisition date was $10,716,000 and consisted of the upfront cash payment of $7,046,000 and estimated contingent consideration of $3,670,000. The purchase price allocation consisted of $185,000 of net liabilities assumed, $8,035,000 of goodwill and $2,866,000 of intangible assets. This preliminary purchase price allocation is subject to change and is expected to be finalized during the third quarter of 2013. The acquired Prospero business is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements since June 1, 2013. The pro-forma impact of the acquisition is not material to our results of operations.

BlessingWhite

On October 1, 2012, we completed the acquisition of BlessingWhite, a provider of leadership development and employee engagement solutions. The total purchase price was $10,762,000 in cash at closing which was subsequently reduced by a working capital adjustment as defined in the purchase agreement. We finalized the working capital adjustment during the second quarter of 2013 and received $233,000 from the sellers for the amount of actual working capital below the target level defined in the agreement. The purchase price allocation for the acquisition included $3,280,000 of amortizable intangible assets, which includes $1,761,000 of customer-related intangible assets which are being amortized over five years, $1,238,000 of intellectual property related to training course content which is being amortized over five years, $191,000 related to the acquired tradename which is being amortized over two years, and $90,000 related to acquired technology which is being amortized over three years from the acquisition date. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. BlessingWhite is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements since October 1, 2012. The pro-forma impact of the acquisition is not material to our results of operations.

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

Notes to Condensed Consolidated Financial Statements

June 30, 2013
(Unaudited)

Below is a summary of the potential contingent consideration we may be required to pay in connection with completed acquisitions as of June 30, 2013 (dollars in thousands):

	Original range
	of potential	As of June 30, 2013
	undiscounted	Maximum contingent consideration due in
Acquisition:	payments	2013	2014	2015	Total
Marton House	$0 - $3,750	$761	$—	$—	$761
Bath Consulting	$0 - $2,376	—	1,035	—	1,035
Asentus	$0 - $3,700	—	1,600	—	1,600
Prospero	$0 - $4,755	—	2,853	1,902	4,755
Lorien	$0 - $913	—	913	—	913
Total		$761	$6,401	$1,902	$9,064

Below is a summary of the changes in the recorded amount of contingent consideration liabilities from December 31, 2012 to June 30, 2013 for each acquisition (dollars in thousands):

			Change in
	Liability as of		Fair Value of	Foreign	Liability as of
	December 31,	Additions	Contingent	Currency	June 30,
Acquisition:	2012	(Payments)	Consideration	Translation	2013
Milsom	$302	(299)	—	(3)	$—
Marton House	774	—	32	(45)	761
Bath Consulting	1,464	(676)	175	(95)	868
Asentus	544	—	(533)	(11)	—
Prospero	—	3,670	29	(62)	3,637
Lorien	—	573	5	2	580
Total	$3,084	3,268	(292)	(214)	$5,846

As of June 30, 2013 and December 31, 2012, contingent consideration included in accounts payable totaled $4,496,000 and $2,540,000, respectively. As of June 30, 2013 and December 31, 2012, we also had accrued contingent consideration totaling $1,350,000 and $544,000, respectively, related to acquisitions which is included in other long-term liabilities on the consolidated balance sheet and represents the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2013
(Unaudited)

(5)	Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable business segment for the six months ended June 30, 2013 were as follows (in thousands):

		Professional		Performance
	Learning	& Technical		Readiness	Energy
	Solutions	Services	Sandy	Solutions	Services	Total
Balance as of December 31, 2012	$46,161	$37,690	$653	$9,795	$8,522	$102,821
Acquisitions	13,478	—	—	—	—	13,478
Purchase accounting adjustments	140	—	—	—	117	257
Foreign currency translation	(1,240)	—	—	—	(4)	(1,244)
Balance as of June 30, 2013	$58,539	$37,690	$653	$9,795	$8,635	$115,312

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

June 30, 2013
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Customer relationships	$26,249	$(10,841)	$15,408
Tradenames	982	(863)	119
Intellectual property and other	3,673	(1,659)	2,014
	$30,904	$(13,363)	$17,541

December 31, 2012
Customer relationships	$22,193	$(9,064)	$13,129
Tradenames	982	(700)	282
Intellectual property and other	3,686	(1,225)	2,461
	$26,861	$(10,989)	$15,872

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2013
(Unaudited)

(6)	Stock-Based Compensation

We recognize compensation expense for stock-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Non-qualified stock options	$123	$251	$245	$482
Restricted stock units	188	133	379	258
Board of Directors stock grants	83	87	167	212
Total stock-based compensation	$394	$471	$791	$952

Pursuant to our 2011 Stock Incentive Plan (the “2011 Plan”), we may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of our common stock to officers, employees or members of the Board of Directors. As of June 30, 2013, we had non-qualified stock options and restricted stock units outstanding under these plans as discussed below.

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2013
(Unaudited)

Non-Qualified Stock Options

Summarized information for the Company’s non-qualified stock options is as follows:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
Stock Options	options	exercise price	term	value
Outstanding at December 31, 2012	624,700	$9.54
Granted	—	—
Exercised	(24,800)	11.47
Forfeited	(2,900)	14.24
Expired	(300)	13.17
Outstanding at June 30, 2013	596,700	$9.43	2.97	$8,585,000
Stock options expected to vest	585,400	$9.47	2.97	$8,399,000
Exercisable at June 30, 2013	278,400	$8.35	2.75	$4,307,000

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

	Six	Weighted
	months ended	average
	June 30,	grant date
	2013	fair value
	(In shares)	(In dollars)
Outstanding and unvested, beginning of period	210,992	$18.40
Granted	1,000	21.98
Vested	(5,780)	10.65
Forfeited	—	—
Outstanding and unvested, end of period	206,212	$18.63
Restricted stock units expected to vest	192,452	$18.75

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2013
(Unaudited)

(7)	Short-Term Borrowings

We have a $50,000,000 Financing and Security Agreement (the “Credit Agreement”) with a bank that expires on October 31, 2015 and is secured by certain of our assets. The Credit Agreement contains a provision to increase the maximum principal amount to $75,000,000 upon lender approval. The maximum interest rate on borrowings under the Credit Agreement is the daily LIBOR market index rate plus 2.25%. Based upon our financial performance, the interest rate can be reduced to a minimum of LIBOR plus 1.0%. The Credit Agreement contains covenants with respect to our minimum tangible net worth, total liabilities to tangible net worth ratio and cash flow to debt service ratio, all of which were in compliance with the Credit Agreement as of June 30, 2013. As of June 30, 2013, there were $6,770,000 of borrowings outstanding and $43,230,000 of available borrowings under the Credit Agreement.

(8)	Income Taxes

Income tax expense was $5,883,000, or an effective income tax rate of 36.6%, for the six months ended June 30, 2013 compared to $6,938,000, or an effective income tax rate of 40.1%, for the six months ended June 30, 2012. During the three months ended March 31, 2013, we recorded one-time income tax benefits totaling $373,000 for a foreign subsidiary. Excluding these discrete items recorded in the first quarter of 2013, the effective income tax rate was 39.0% for the six months ended June 30, 2013. The decrease in the effective income tax rate compared to 2012 is due to a larger portion of our 2013 income being derived from foreign jurisdictions which are taxed at lower rates. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the federal, state and foreign statutory rates, permanent differences, and other items that may have an impact on income tax expense.

An uncertain tax position taken or expected to be taken in a tax return is recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Interest and penalties related to income taxes are accounted for as income tax expense. As of June 30, 2013, we had no uncertain tax positions reflected on our consolidated balance sheet. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examination by tax authorities for years prior to 2009, with the exception of the net operating loss generated in 2003 that was utilized on the 2008 and 2009 tax returns.

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2013
(Unaudited)

(9)	Stockholders’ Equity

Changes in stockholders’ equity during the six months ended June 30, 2013 were as follows (in thousands):

					Accumulated
		Additional		Treasury	other	Total
	Common	paid-in	Retained	stock	comprehensive	stockholders’
	stock	capital	earnings	at cost	loss	equity
Balance at December 31, 2012	$192	$167,495	$3,955	$(2,494)	$(1,811)	$167,337
Net income	-	-	10,172	-	-	10,172
Foreign currency translation adjustment	-	-	-	-	(2,587)	(2,587)
Repurchases of common stock	-	-	-	(451)	-	(451)
Stock-based compensation expense	-	654	-	137	-	791
Issuance of stock for employer contributions to retirement plan	-	125	-	993	-	1,118
Other	-	(258)	-	268	-	10
Balance at June 30, 2013	$192	$168,016	$14,127	$(1,547)	$(4,398)	$176,390

(10)	Business Segments

As of June 30, 2013, we operated through five reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing, (iv) Performance Readiness Solutions (formerly RWD), and (v) Energy Services. Our Learning Solutions segment represents an aggregation of two operating groups in accordance with the aggregation criteria in U.S. GAAP, while all of the other reportable segments each represent one operating segment. We are organized by operating group primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

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

June 30, 2013
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

Performance Readiness Solutions. Formerly named RWD, this segment represents a portion of the consulting business acquired from RWD Technologies, LLC in April 2011. Certain of the other acquired RWD business units are managed within the Professional & Technical Services and Sandy segments discussed above. Performance Readiness Solutions provides human capital management and IT consulting services, end-user training, change management, knowledge management and operator effectiveness management solutions in industries such as manufacturing, aerospace, healthcare, life sciences, consumer products, financial, telecommunications services and higher education as well as the public sector.

Energy Services. The Energy Services segment provides engineering services, products and training primarily to electric power utilities. Our proprietary EtaProTM Performance Monitoring and Optimization System provides a suite of performance solutions for power generation plants and is installed at over 1,000 power generating units in 34 countries. In addition to providing custom training solutions, this segment provides web-based training through our GPiLearnTM portal, which offers over 1,300 courses to over 30,000 power plant personnel in the U.S. and in over 40 countries. This segment also provides services to users of alternative fuels, including designing and constructing liquefied natural gas (LNG), liquid to compressed natural gas (LCNG) and hydrogen fueling stations, as well as supplying fuel and equipment.

We do not allocate the following items to the segments: other income, interest expense, gain (loss) on change in fair value of contingent consideration and income tax expense. Inter-segment revenue is eliminated in consolidation and is not significant.

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2013
(Unaudited)

The following tables set forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income tax expense (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue:

Learning Solutions	$45,185	$36,815	$87,919	$71,852
Professional & Technical Services	17,048	21,011	35,063	43,276
Sandy Training & Marketing	20,134	20,883	35,132	34,205
Performance Readiness Solutions	12,954	15,297	28,454	29,128
Energy Services	9,578	8,305	19,704	17,455
	$104,899	$102,311	$206,272	$195,916
Operating income:

Learning Solutions	$3,554	$3,691	$6,766	$7,086
Professional & Technical Services	1,747	1,742	2,805	3,335
Sandy Training & Marketing	1,193	1,905	1,822	2,208
Performance Readiness Solutions	316	1,206	895	1,451
Energy Services	1,705	1,419	3,319	3,207
Gain (loss) on change in fair value of contingent consideration, net	45	(31)	292	(71)
Operating income	8,560	9,932	15,899	17,216

Interest expense	66	60	166	100
Other income	93	100	322	190
Income before income tax expense	$8,587	$9,972	$16,055	$17,306

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

As of June 30, 2013, we operated through five reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing, (iv) Performance Readiness Solutions (formerly RWD), and (v) Energy Services. Our Learning Solutions segment represents an aggregation of two operating groups in accordance with the aggregation criteria in U.S. GAAP, while all of the other reportable segments each represent one operating segment. We are organized by operating group, primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

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

Learning Solutions. The Learning Solutions segment delivers training, curriculum design and development, e-Learning services, system hosting, training business process outsourcing and consulting services globally through our offices in the U.S., Europe, Asia, and Canada. This segment serves large companies in the electronics and semiconductors, healthcare, software, financial and other industries as well as to government agencies. The ability to deliver a wide range of training services on a global basis allows this segment to take over the entire learning function for the client, including their training personnel. The October 2012 acquisition of BlessingWhite added proprietary leadership training content and employee engagement tools and services to this segment’s offerings.

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

Performance Readiness Solutions. Formerly named RWD, this segment represents a portion of the consulting business acquired from RWD Technologies, LLC in April 2011. Certain of the other acquired RWD business units are managed within the Professional & Technical Services and Sandy segments discussed above. Performance Readiness Solutions provides human capital management and IT consulting services, end-user training, change management, knowledge management and operator effectiveness management solutions in industries such as manufacturing, aerospace, healthcare, life sciences, consumer products, financial, telecommunications services and higher education as well as the public sector.

Energy Services. The Energy Services segment provides engineering services, products and training primarily to electric power utilities. Our proprietary EtaProTM Performance Monitoring and Optimization System provides a suite of performance solutions for power generation plants and is installed at over 1,000 power generating units in 34 countries. In addition to providing custom training solutions, this segment provides web-based training through our GPiLearnTM portal, which offers over 1,300 courses to over 30,000 power plant personnel in the U.S. and in over 40 countries. This segment also provides services to users of alternative fuels, including designing and constructing liquefied natural gas (LNG), liquid to compressed natural gas (LCNG) and hydrogen fueling stations, as well as supplying fuel and equipment.

Acquisitions

Lorien

On June 12, 2013, we completed the acquisition of Lorien Engineering Solutions (“Lorien”), a United Kingdom-based provider of engineering design and project management services with specific expertise in the food and beverage, manufacturing and life sciences industries. The upfront purchase price for Lorien was $6.7 million which was paid in cash at closing. In addition, the purchase agreement requires up to an additional $0.9 million of consideration, contingent upon the achievement of certain earnings targets during the first twelve months following completion of the acquisition, as defined in the purchase agreement. The total estimated fair value of the purchase consideration as of the acquisition date was $7.3 million and consisted of the upfront cash payment of $6.7 million and estimated contingent consideration of $0.6 million. The purchase price allocation consisted of $0.1 million of net tangible assets, $5.4 million of goodwill and $1.7 million of customer-related intangible assets to be amortized over five years subsequent to the acquisition date. This preliminary purchase price allocation is subject to change and is expected to be finalized during the third quarter of 2013. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired Lorien business is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements since June 12, 2013. The pro-forma impact of the acquisition is not material to our results of operations.

Prospero

On May 31, 2013, we completed the acquisition of Prospero Learning Solutions (“Prospero”), a Canada-based provider of custom learning and content development solutions. The upfront purchase price for Prospero was $7.0 million which was paid in cash at closing and is subject to the finalization of a working capital adjustment as defined in the purchase agreement. In addition, the purchase agreement requires up to an additional $4.8 million of consideration, contingent upon the achievement of certain earnings targets during the two twelve-month periods following completion of the acquisition, as defined in the purchase agreement. The total estimated fair value of the purchase consideration as of the acquisition date was $10.7 million and consisted of the upfront cash payment of $7.0 million and estimated contingent consideration of $3.7 million. The purchase price allocation consisted of $0.2 million of net liabilities assumed, $8.0 million of goodwill and $2.9 million of intangible assets. This preliminary purchase price allocation is subject to change and is expected to be finalized during the third quarter of 2013. The acquired Prospero business is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements since June 1, 2013. The pro-forma impact of the acquisition is not material to our results of operations.

BlessingWhite

On October 1, 2012, we completed the acquisition of BlessingWhite, a provider of leadership development and employee engagement solutions. The total purchase price was $10.8 million in cash at closing and is subject to a working capital adjustment as defined in the purchase agreement. We finalized the working capital adjustment during the second quarter of 2013 and received $0.2 million from the sellers for the amount of actual working capital below the target level defined in the agreement. The purchase price allocation for the acquisition included $3.3 million of amortizable intangible assets, which includes $1.8 million of customer-related intangible assets which are being amortized over five years, $1.2 million of intellectual property related to training course content which is being amortized over five years, $0.2 million related to the acquired tradename which is being amortized over two years, and $0.1 million related to acquired technology which is being amortized over three years from the acquisition date. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. BlessingWhite is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements since October 1, 2012. The pro-forma impact of the acquisition is not material to our results of operations.

Operating Highlights

On July 2, 2013, we entered into an agreement (the “Global Master Agreement”) with HSBC Holdings plc (“HSBC”) to provide global learning services. The Global Master Agreement establishes a contractual framework pursuant to which we and certain of our wholly owned subsidiaries will enter into local services agreements with certain members of HSBC’s group of companies in respect of each country in which the learning services are to be provided by us. We expect to finalize and sign the initial local services agreements relating to the provision of services in the U.S., Canada, the U.K. and Hong Kong within 90 days after entering into the Global Master Agreement and additional local services agreements with HSBC group members in other countries through September 30, 2014. The initial term of the Global Master Agreement is three years. HSBC has the right to extend the Global Master Agreement for one additional two-year term. We anticipate that HSBC will be our largest customer when the Global Master Agreement and additional local services agreements are fully implemented. As a result, we anticipate that this new contract award could materially impact our future results of operations when compared to corresponding prior year periods. See Part II. Item 1A for a discussion of certain risks related to our performance of the Global Master Agreement.

Three Months ended June 30, 2013 Compared to the Three Months ended June 30, 2012

For the three months ended June 30, 2013, we had income before income tax expense of $8.6 million compared to $10.0 million for the three months ended June 30, 2012. The decrease in income was primarily due to a decrease in operating income, the components of which are discussed below. Net income was $5.2 million, or $0.27 per diluted share, for the three months ended June 30, 2013, compared to net income of $6.0 million, or $0.31 per diluted share, for the three months ended June 30, 2012. During the three months ended June 30, 2013, diluted weighted average shares outstanding increased by 84,000 to 19,334,000 shares outstanding compared to 19,250,000 shares for the same period in 2012, primarily due to the issuance of shares for stock-based compensation and the effect of the increase in our stock price compared to the prior year on the results of the calculation of diluted weighted average shares outstanding.

Revenue

(Dollars in thousands)	Three months ended
	June 30,
	2013	2012

Learning Solutions	$45,185	$36,815
Professional & Technical Services	17,048	21,011
Sandy Training & Marketing	20,134	20,883
Performance Readiness Solutions	12,954	15,297
Energy Services	9,578	8,305
	$104,899	$102,311

Learning Solutions revenue increased $8.4 million or 22.7% during the second quarter of 2013 compared to the second quarter of 2012. The increase in revenue is due to the following:

•	A $3.7 million increase attributable to the BlessingWhite acquisition completed in October 2012;

•	A $1.6 million increase attributable to the Asentus acquisition completed in June 2012;

•	A $1.0 million increase attributable to the Lorien acquisition completed effective June 12, 2013;

•	A $0.5 million increase attributable to the Prospero acquisition completed on May 31, 2013; and

•	A $1.6 million increase in our U.S. Learning Solutions organization due to increased e-Learning content development and training business process outsourcing (BPO) services from contracts with new clients and expansion of work with existing clients.

Revenue from our Europe operations was flat but was comprised of a $1.3 million increase in government funded skills training offset by a $0.5 million decrease in revenue due to unfavorable changes in exchange rates and $0.8 million of other various net decreases primarily due to a decrease in technical services for an aerospace customer.

Professional & Technical Services revenue decreased $4.0 million or 18.9% during the second quarter of 2013 compared to the second quarter of 2012. The net decrease in revenue is due to the following:

•	A $1.2 million decrease in homeland security and environmental remediation services for U.S. government clients due to contracts concluding;

•	A $1.1 million decrease in technical services for a pharmaceutical customer due to project completions;

•	A $1.0 million decrease in e-Learning services due to the completion of projects for U.S. government clients; and

•	$0.7 million of various other net decreases in revenue in this segment during the second quarter of 2013 compared to the second quarter of 2012.

Sandy Training & Marketing revenue decreased $0.7 million or 3.6% during the second quarter of 2013 compared to the second quarter of 2012. The decrease in revenue is due to the following:

•	A net $1.8 million decrease in automotive sales training primarily due to a $1.4 million revenue decrease related to non-recurring second quarter 2012 vehicle launch events for a large west coast automotive customer; partially offset by

•	A $1.1 million increase in publications and glovebox portfolio revenues during the second quarter of 2013.

Performance Readiness Solutions revenue decreased $2.3 million or 15.3% during the second quarter of 2013 compared to the second quarter of 2012. The decrease is due to a $1.2 million decrease in revenue for system implementation training services due to project completions for various clients and a net $1.1 million revenue decline in sales enablement and training development for various clients.

Energy Services revenue increased $1.3 million or 15.3% during the second quarter of 2013 compared to the second quarter of 2012 primarily due to the Rovsing acquisition which was completed in September 2012 and contributed approximately $0.7 million of revenue in the second quarter of 2013, a $0.3 million increase in alternative fuels projects and an increase in training and EtaProTM software sales and related services.

Gross Profit

(Dollars in thousands)	Three months ended
	June 30,
	2013		2012
		% Revenue		% Revenue
Learning Solutions	$8,198	18.1%	$7,006	19.0%
Professional & Technical Services	3,281	19.2%	3,680	17.5%
Sandy Training & Marketing	2,936	14.6%	3,652	17.5%
Performance Readiness Solutions	1,512	11.7%	2,592	16.9%
Energy Services	2,468	25.8%	2,075	25.0%
	$18,395	17.5%	$19,005	18.6%

Learning Solutions gross profit of $8.2 million or 18.1% of revenue for the second quarter of 2013 increased by $1.2 million or 17.0% when compared to gross profit of $7.0 million or 19.0% of revenue for the second quarter of 2012. Approximately $0.7 million of the increase in gross profit is attributable to the acquisitions we completed in 2012 and 2013. The remainder of the increase in gross profit is due to the revenue increases noted above. In addition, gross profit as a percentage of revenue declined due to the acquired businesses being less profitable than the existing businesses in this segment during the second quarter of 2013.

Professional & Technical Services gross profit of $3.3 million or 19.2% of revenue for the second quarter of 2013 decreased by $0.4 million or 10.8% when compared to gross profit of $3.7 million or 17.5% of revenue for the second quarter of 2012. The decrease in gross profit is primarily due to the revenue decreases noted above.

Sandy Training and Marketing gross profit of $2.9 million or 14.6% of revenue for the second quarter of 2013 decreased by $0.7 million or 19.6% when compared to gross profit of $3.7 million or 17.5% of revenue for the second quarter of 2012 primarily due to the revenue decreases noted above. In addition, gross profit as a percentage of revenue declined due to the decrease in higher margin non-recurring vehicle launch events in 2012.

Performance Readiness Solutions gross profit of $1.5 million and margin of 11.7% of revenue for the second quarter of 2013 decreased by $1.1 million or 41.7% when compared to gross profit of $2.6 million or 16.9% of revenue for the second quarter of 2012 primarily due to the revenue decreases noted above.

Energy Services gross profit of $2.5 million or 25.8% of revenue for the second quarter of 2013 increased by $0.4 million or 18.9% when compared to gross profit of $2.1 million or 25.0% of revenue for the second quarter of 2012 primarily due to the revenue increases noted above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.8 million or 9.3% from $9.0 million for the second quarter of 2012 to $9.9 million for the second quarter of 2013. The increase is primarily due to the acquisitions we completed in 2012 and 2013 which resulted in a $0.4 million increase in labor and benefits expense, a $0.2 million increase in intangible asset amortization expense and increases in other various costs during the second quarter of 2013 compared to the second quarter of 2012.

Change in Fair Value of Contingent Consideration

We recognized a net gain on the change in fair value of contingent consideration related to acquisitions of $45,000 for the three months ended June 30, 2013 compared to a $31,000 loss for the same period in 2012. Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“Topic 805”) requires that contingent consideration be recognized at fair value on the acquisition date and be re-measured each reporting period with subsequent adjustments recognized in the consolidated statement of operations. We estimate the fair value of contingent consideration liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. We believe our estimates and assumptions are reasonable, however, there is significant judgment involved. At each reporting date, the contingent consideration obligation is revalued to estimated fair value and changes in fair value subsequent to the acquisitions are reflected in income or expense in the consolidated statements of operations, and could cause a material impact to, and volatility in, our operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. See Note 4 to the Condensed Consolidated Financial Statements for further details regarding the potential contingent consideration payments and the changes in fair value of the related liabilities for each acquisition during the six months ended June 30, 2013.

Interest Expense

Interest expense was consistent at approximately $0.1 million for the second quarters of both 2013 and 2012.

Other Income

Other income was consistent at approximately $0.1 million for the second quarters of both 2013 and 2012 and consisted primarily of income from a joint venture and foreign currency gains and losses in both years.

Income Tax Expense

Income tax expense was $3.3 million for the second quarter of 2013 compared to $4.0 million for the second quarter of 2012. The effective income tax rate was 38.9% and 40.0% for the three months ended June 30, 2013 and 2012, respectively. The decrease in income tax expense and decrease in the effective income tax rate are primarily due to a larger portion of our 2013 income expected to be derived from foreign jurisdictions which are taxed at lower rates. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the federal, state and foreign statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Six Months ended June 30, 2013 Compared to the Six Months ended June 30, 2012

For the six months ended June 30, 2013, we had income before income tax expense of $16.1 million compared to $17.3 million for the six months ended June 30, 2012. The decrease in income was primarily due to a decrease in operating income, the components of which are discussed below. Net income was $10.2 million, or $0.53 per diluted share, for the six months ended June 30, 2013, compared to net income of $10.4 million, or $0.54 per diluted share, for the six months ended June 30, 2012.

Revenue

(Dollars in thousands)	Six months ended
	June 30,
	2013	2012

Learning Solutions	$87,919	$71,852
Professional & Technical Services	35,063	43,276
Sandy Training & Marketing	35,132	34,205
Performance Readiness Solutions	28,454	29,128
Energy Services	19,704	17,455
	$206,272	$195,916

Learning Solutions revenue increased $16.1 million or 22.4% during the six months ended June 30, 2013 compared to the same period in 2012. The increase in revenue is due to the following:

•	A $4.5 million increase attributable to the Asentus acquisition completed in June 2012;

•	A $6.6 million increase attributable to the BlessingWhite acquisition completed in October 2012;

•	A $1.0 million increase attributable to the Lorien acquisition completed effective June 12, 2013;

•	A $0.5 million increase attributable to the Prospero acquisition completed on May 31, 2013;

•	A $4.0 million increase in our U.S. Learning Solutions organization due to increased e-Learning content development and training business process outsourcing (BPO) services from contracts with new clients and expansion of work with existing clients; offset by

•	A $0.5 million net decrease in revenue from our Europe operations which was comprised of a $0.7 million decrease in revenue due to unfavorable changes in exchange rates and $0.6 million of other various net decreases primarily due to a decrease in technical services for an aerospace customer partially offset by a $0.8 million increase in government funded skills training.

Professional & Technical Services revenue decreased $8.2 million or 19.0% during the six months ended June 30, 2013 compared to the same period in 2012. The decrease in revenue is due to the following:

•	A $2.4 million decrease in homeland security and chemical demilitarization services for U.S. government clients due to contracts concluding;

•	A $2.0 million decrease in technical services for a pharmaceutical customer due to project completions;

•	A $1.8 million decrease in e-Learning services due to the completion of projects for U.S. government clients;

•	A $0.5 million decrease in lean consulting services due to project completions; and

•	$1.5 million of various other net decreases in revenue in this segment during the first half of 2013 compared to the same period in 2012.

Sandy Training & Marketing revenue increased $0.9 million or 2.7% during the six months ended June 30, 2013 compared to the same period in 2012. The increase in revenue is due to the following:

•	A $2.1 million increase in training services for existing U.S. automotive customers due to new vehicle training programs and an increase in dealership sales trainers during the first half of 2013; and

•	A $1.2 million increase in publications and glovebox portfolio revenues during the first half of 2013; partially offset by

•	A $2.4 million decrease in automotive sales training primarily due to decrease in non-recurring vehicle launch events for a large west coast automotive customer.

Performance Readiness Solutions revenue decreased $0.7 million or 2.3% during the six months ended June 30, 2013 compared to the same period in 2012 due to a net decrease in sales enablement, training development and system implementation training services due to various project completions.

Energy Services revenue increased $2.2 million or 12.9% during the six months ended June 30, 2013 compared to the same period in 2012 primarily due to the Rovsing acquisition which was completed in September 2012 and contributed approximately $1.6 million of revenue in the first half of 2013, a $0.4 million increase in alternative fuels projects and a net increase in training and EtaProTM software sales and related services.

Gross Profit

(Dollars in thousands)	Six months ended
	June 30,
	2013		2012
		% Revenue		% Revenue
Learning Solutions	$15,369	17.5%	$13,472	18.7%
Professional & Technical Services	5,965	17.0%	7,253	16.8%
Sandy Training & Marketing	4,862	13.8%	5,194	15.2%
Performance Readiness Solutions	3,490	12.3%	4,167	14.3%
Energy Services	4,890	24.8%	4,531	26.0%
	$34,576	16.8%	$34,617	17.7%

Learning Solutions gross profit of $15.4 million or 17.5% of revenue for the six months ended June 30, 2013 increased by $1.9 million or 14.1% when compared to gross profit of $13.5 million or 18.7% of revenue for the same period in 2012. Approximately $1.0 million of the increase in gross profit is attributable to the acquisitions we completed in 2012 and 2013. The remainder of the increase in gross profit is due to the revenue increases noted above. In addition, gross profit as a percentage of revenue declined due to the acquired businesses being less profitable than the existing businesses in this segment during the first half of 2013.

Professional & Technical Services gross profit of $6.0 million or 17.0% of revenue for the six months ended June 30, 2013 decreased by $1.3 million or 17.8% when compared to gross profit of $7.3 million or 16.8% of revenue for the same period in 2012. The decrease in gross profit is primarily due to the revenue decreases noted above.

Sandy Training and Marketing gross profit of $4.9 million or 13.8% of revenue for the six months ended June 30, 2013 decreased by $0.3 million or 6.4% when compared to gross profit of $5.2 million or 15.2% of revenue for the same period in 2012 primarily due to the revenue decreases noted above. In addition, gross profit as a percentage of revenue declined due to the decrease in higher margin non-recurring vehicle launch events in 2012.

Performance Readiness Solutions gross profit of $3.5 million or 12.3% of revenue for the six months ended June 30, 2013 decreased by $0.7 million or 16.2% when compared to gross profit of $4.2 million or 14.3% of revenue for the same period in 2012 primarily due to the revenue decreases noted above.

Energy group gross profit of $4.9 million or 24.8% of revenue for the six months ended June 30, 2013 increased $0.4 million or 7.9% compared to gross profit of $4.5 million or 26.0% of revenue for the same period in 2012 primarily due to the revenue increases noted above. Gross profit as a percentage of revenue declined due to the acquired Rovsing business incurring a $0.3 million loss during the first half of 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.6 million or 9.5% from $17.3 million for the six months ended June 30, 2012 to $19.0 million for the same period in 2013. The increase is primarily due to the acquisitions we completed in 2012 and 2013 which resulted in a $0.8 million increase in labor and benefits expense, a $0.5 million increase in intangible asset amortization expense and increases in other various costs during the first half of 2013 compared to the same period in 2012.

Change in Fair Value of Contingent Consideration

We recognized a net gain on the change in fair value of contingent consideration related to acquisitions of $0.3 million for the six months ended June 30, 2013, compared to a net loss of $0.1 million for the six months ended June 30, 2012. ASC Topic 805 requires that contingent consideration be recognized at fair value on the acquisition date and be re-measured each reporting period with subsequent adjustments recognized in the consolidated statement of operations. We estimate the fair value of contingent consideration liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. We believe our estimates and assumptions are reasonable, however, there is significant judgment involved. At each reporting date, the contingent consideration obligation is revalued to estimated fair value and changes in fair value subsequent to the acquisitions are reflected in income or expense in the consolidated statements of operations, and could cause a material impact to, and volatility in, our operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. See Note 4 to the Condensed Consolidated Financial Statements for further details regarding the potential contingent consideration payments and the changes in fair value of the related liabilities for each acquisition during the six months ended June 30, 2013.

Interest Expense

Interest expense was $0.2 million for the six months ended June 30, 2013 compared to $0.1 million for the same period in 2012.

Other Income

Other income was $0.3 million for the six months ended June 30, 2013 compared to $0.2 million for the same period in 2012 and consisted primarily of income from a joint venture and foreign currency gains and losses in both years.

Income Tax Expense

Income tax expense was $5.9 million for the six months ended June 30, 2013 compared to $6.9 million for the same period in 2012. The effective income tax rate was 36.6% and 40.1% for the six months ended June 30, 2013 and 2012, respectively. During the first quarter of 2013, we recorded one-time income tax benefits totaling $0.4 million for a foreign subsidiary. Excluding these discrete items recorded in the first quarter, the effective income tax rate was 39.0% for the six months ended June 30, 2013. The decrease in the effective income tax rate compared to 2012 is due to a larger portion of our 2013 income being derived from foreign jurisdictions which are taxed at lower rates. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the federal, state and foreign statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Liquidity and Capital Resources

Working Capital

For the six months ended June 30, 2013, our working capital decreased $5.1 million from $49.1 million at December 31, 2012 to $44.0 million at June 30, 2013 primarily due to an increase in short-term borrowings during the second quarter of 2013 to fund acquisitions completed. As of June 30, 2013 we had no long-term debt and had $6.8 million of short-term borrowings outstanding. We believe that cash generated from operations and borrowings available under our Credit Agreement ($43.2 million of available borrowings as of June 30, 2013) will be sufficient to fund our working capital and other requirements for at least the next twelve months.

As of June 30, 2013, the amount of cash and cash equivalents held outside of the U.S. by foreign subsidiaries was $5.1 million. At the present time, we do not anticipate repatriating these balances to fund domestic operations. We would be required to accrue for and pay taxes in the U.S. in the event we decided to repatriate these funds.

Acquisition-Related Payments

We may be required to pay the following additional contingent consideration in connection with acquisitions we previously completed (dollars in thousands):

	As of June 30, 2013				Recorded
	Maximum potential contingent consideration due in				Liability as of
Acquisition:	2013	2014	2015	Total	June 30, 2013
Marton House	$761	$—	$—	$761	$761
Bath Consulting	—	1,035	—	1,035	868
Asentus	—	1,600	—	1,600	—
Prospero	—	2,853	1,902	4,755	3,637
Lorien	—	913	—	913	580
Total	$761	$6,401	$1,902	$9,064	$5,846

Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in the automotive sector. Revenue from the automotive industry accounted for approximately 17% of our consolidated revenue for both the six-month periods ended June 30, 2013 and 2012, respectively. We also have a concentration of revenue from the United States government. For the six months ended June 30, 2013 and 2012, sales to the United States government and its agencies represented approximately 10% and 13%, respectively, of our consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by us as separate customers. No single customer accounted for more than 10% of our consolidated revenue for the six months ended June 30, 2013 and 2012 or accounts receivable as of June 30, 2013.

Cash Flows

Six Months ended June 30, 2013 Compared to the Six Months ended June 30, 2012

Our cash balance decreased $2.6 million from $7.8 million as of December 31, 2012 to $5.2 million as of June 30, 2013. The decrease in cash and cash equivalents during the six months ended June 30, 2013 resulted from cash provided by operating activities of $5.5 million, cash used in investing activities of $15.7 million and cash provided by financing activities of $7.8 million.

Cash provided by operating activities was $5.5 million for the six months ended June 30, 2013 compared to $4.4 million for the same period in 2012. The increase in cash provided by operating activities is primarily due to net income and non-cash add-backs to net income during the first half of 2013 compared to the same period in 2012.

Cash used in investing activities was $15.7 million for the six months ended June 30, 2013 compared to $2.7 million for the same period in 2012. The increase in cash used in investing activities is primarily due to $13.5 million of cash used for acquisitions, net of cash acquired, during the first half of 2013 compared to $1.2 million of cash used for acquisitions during the same period in 2012. In addition, cash used for fixed asset additions increased by $0.7 million during the first half of 2013 compared to the same period in 2012.

Cash provided by financing activities was $7.8 million for the six months ended June 30, 2013 compared to cash provided by financing activities of $1.6 million for the six months ended June 30, 2012. The increase in cash provided by financing activities is primarily due to an increase in short-term borrowings of $6.8 million and a $0.6 million increase in the change in negative cash book balance during the six months ended June 30, 2013 compared to the same period in 2012.

Short-term Borrowings

We have a $50 million Financing and Security Agreement (the “Credit Agreement”) with a bank that expires on October 31, 2015 and is secured by certain of our assets. The Credit Agreement contains a provision to increase the maximum principal amount to $75 million upon lender approval. The maximum interest rate on the Credit Agreement is the daily LIBOR market index rate plus 2.25%. Based upon our financial performance, the interest rate can be reduced to a minimum of LIBOR plus 1.0%. The Credit Agreement contains covenants which require us to maintain a minimum tangible net worth of no less than $35.0 million, a total liabilities to tangible net worth ratio of no more than 3.0 to 1.0, and a cash flow to debt service ratio of no less than 3.0 to 1.0. As of June 30, 2013, our tangible net worth was $43.5 million, our total liabilities to tangible net worth ratio was 1.9 to 1.0 and our cash flow to debt service ratio was 80.1 to 1.0, all of which were in compliance with the Credit Agreement. As of June 30, 2013, there were $6.8 million of borrowings outstanding and $43.2 million of available borrowings under the Credit Agreement.

Off-Balance Sheet Commitments

As of June 30, 2013, we do not have any off-balance sheet commitments except for operating leases and letters of credit entered into in the normal course of business.

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

Internal Control Over Financial Reporting

During the quarter ended June 30, 2013, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d—15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We have updated the disclosure on this matter made in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 to add the following risk factor:

Our successful performance of learning services under the Global Master Agreement we entered into with HSBC in July 2013 is subject to many risks.

On July 2, 2013, we entered into the Global Master Agreement with HSBC.

The Global Master Agreement requires us and our subsidiaries that are parties to local services agreements to identify over $10 million in total global savings on HSBC’s learning expenses, ranging from $1 million to $4 million per calendar year over the initial three year term. This obligation is applicable only if we and our subsidiaries receive, globally, revenue of at least $30 million per year for each of the first three contract years. We are required to pay HSBC the shortfall, for any calendar year, between the savings realized and the savings guaranteed for that year.

The Global Master Agreement includes certain transition milestones and minimum service level requirements that we must meet or exceed. If we fail to achieve a key transition milestone, then we may be subject to liquidated damages determined on a per diem basis up to a certain amount for each milestone. If we fail to meet a given performance standard, HSBC will, in certain circumstances, receive a credit against the charges otherwise due.

Additionally, HSBC has the right to periodically engage a third party to perform benchmark studies to determine whether our services, the level and quality to which our services are being provided and the applicable charges under the Global Master Agreement are within the top quartile for best-value-for-money for comparable services provided by our competitors. If the benchmark report states that any benchmarked service is not within the top quartile for best-value-for-money for services comparable to our benchmarked services etc., then we must implement changes as soon as reasonably practicable. HSBC has the right to conduct such benchmark studies no sooner than 12 months after the effective date of the Global Master Agreement (being July 2, 2013) and then no more than once every 12 months thereafter as to any previously benchmarked service in a particular country.

HSBC has the right to terminate the Master Global Agreement and the relevant HSBC contracting party has the right to terminate any local services agreement to which it is a party, in whole or in part, for, among other things, convenience on three months’ written notice.

Our successful performance of the Global Master Agreement and the associated local services agreements, is subject to many risks, including the effect(s) that fixed prices for four years, the guaranteed savings provision, the key milestone penalties and service level credits and the benchmarking requirements may have on our ability to perform services in a profitable manner; additional currency exchange rate exposure; local tax requirements and our need to concurrently establish reliable payroll, accounting, purchasing, tax management, employment practices, project management, asset management and information technology infrastructure in many countries where we do not currently have those capabilities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company's share repurchase activity for the three months ended June 30, 2013:

	Issuer Purchases of Equity Securities
				Total number	Approximate
				of shares	dollar value of
	Total number		Average	purchased as	shares that may yet
	of shares		price paid	part of publicly	be purchased under
Month	purchased		per share	announced program	the program (2)
April 1-30, 2013	289	(1)	$21.11	-	$608,000
May 1-31, 2013	2,772	(1)	$23.41	-	$608,000
June 1-30, 2013	725	(1)	$23.97	-	$608,000

(1)	Includes shares surrendered by employees to satisfy minimum tax withholding obligations on restricted stock units which vested and shares surrendered to exercise stock options and satisfy the related minimum tax withholding obligations during the second quarter of 2013.

(2)	We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market subject to prevailing business and market conditions and other factors. There is no expiration date for the repurchase program.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer of the Company dated August 1, 2013 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Executive Vice President and Chief Financial Officer of the Company dated August 1, 2013 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company dated August 1, 2013 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from GP Strategies Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements. *

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GP STRATEGIES CORPORATION

August 1, 2013	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

August 1, 2013	/s/ Sharon Esposito-Mayer
Sharon Esposito-Mayer
Executive Vice President and Chief Financial Officer

