Form 10-Q
period 2013-09-30
GP STRATEGIES CORP
filed 2013-10-31
CIK 70415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒       Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

  For the quarterly period ended September 30, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes    ☐  No    ☒

The number of shares outstanding of the registrant’s common stock as of October 25, 2013 was as follows:

Class	Outstanding
Common Stock, par value $.01 per share	19,145,578 shares

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Part I. Financial Information
Item 1. Financial Statements

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30,
	2013	December 31,
	(Unaudited)	2012
Assets
Current assets:
Cash and cash equivalents	$4,373	$7,761
Accounts and other receivables, less allowance for doubtful accounts of $1,246 in 2013 and $1,756 in 2012	84,101	83,597
Costs and estimated earnings in excess of billings on uncompleted contracts	26,916	16,979
Prepaid expenses and other current assets	13,385	10,143
Total current assets	128,775	118,480
Property, plant and equipment	22,531	18,771
Accumulated depreciation	(14,312)	(13,260)
Property, plant and equipment, net	8,219	5,511
Goodwill	116,707	102,821
Intangible assets, net	16,487	15,872
Other assets	1,548	1,750
	$271,736	$244,434
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$4,820	$—
Accounts payable and accrued expenses	51,499	47,457
Billings in excess of costs and estimated earnings on uncompleted contracts	21,282	21,877
Total current liabilities	77,601	69,334
Other noncurrent liabilities	8,817	7,763
Total liabilities	86,418	77,097
Stockholders’ equity:
Common stock, par value $0.01 per share	192	192
Additional paid-in capital	167,638	167,495
Retained earnings	20,270	3,955
Treasury stock at cost	(909)	(2,494)
Accumulated other comprehensive loss	(1,873)	(1,811)
Total stockholders’ equity	185,318	167,337
	$271,736	$244,434

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue	$113,197	$99,671	$319,469	$295,587
Cost of revenue	93,136	81,742	264,832	243,041
Gross profit	20,061	17,929	54,637	52,546
Selling, general and administrative expenses	9,856	8,890	28,825	26,220
Gain (loss) on change in fair value of contingent consideration, net	135	(792)	427	(863)
Operating income	10,340	8,247	26,239	25,463
Interest expense	90	75	256	175
Other income	4	72	326	262
Income before income tax expense	10,254	8,244	26,309	25,550
Income tax expense	4,111	2,061	9,994	8,999
Net income	$6,143	$6,183	$16,315	$16,551

Basic weighted average shares outstanding	19,125	19,009	19,089	18,912
Diluted weighted average shares outstanding	19,404	19,328	19,344	19,255

Per common share data:
Basic earnings per share	$0.32	$0.33	$0.85	$0.88
Diluted earnings per share	$0.32	$0.32	$0.84	$0.86

See accompanying notes to condensed consolidated financial statements.

2

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$6,143	$6,183	$16,315	$16,551
Foreign currency translation adjustments	2,525	1,226	(62)	1,415
Comprehensive income	$8,668	$7,409	$16,253	$17,966

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2013 and 2012
(Unaudited, in thousands)

	2013	2012
Cash flows from operating activities:
Net income	$16,315	$16,551
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on change in fair value of contingent consideration, net	(427)	863
Depreciation and amortization	6,255	5,920
Deferred income taxes	(216)	(381)
Non-cash compensation expense	2,867	2,779
Changes in other operating items:
Accounts and other receivables	917	(268)
Costs and estimated earnings in excess of billings on uncompleted contracts	(9,269)	(6,330)
Prepaid expenses and other current assets	(2,586)	(16)
Accounts payable and accrued expenses	(71)	384
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,110)	(502)
Income tax benefit of stock-based compensation	(249)	(1,358)
Contingent consideration payments in excess of fair value on acquisition date	(708)	(602)
Other	(469)	(40)
Net cash provided by operating activities	10,249	17,000

Cash flows from investing activities:
Additions to property, plant and equipment	(4,608)	(2,155)
Acquisitions, net of cash acquired	(13,524)	(1,935)
Net cash used in investing activities	(18,132)	(4,090)

Cash flows from financing activities:
Proceeds from short-term borrowings	4,820	—
Contingent consideration payments	(1,026)	(1,263)
Change in negative cash book balance	1,829	(1,888)
Tax withholding payments for employee stock-based compensation in exchange for shares surrendered	(523)	(1,982)
Income tax benefit of stock-based compensation	249	1,358
Repurchases of common stock in the open market	(935)	(914)
Proceeds from stock option exercises	62	209
Other	(3)	(126)
Net cash provided by (used in) financing activities	4,473	(4,606)

Effect of exchange rate changes on cash and cash equivalents	22	144
Net increase (decrease) in cash and cash equivalents	(3,388)	8,448
Cash and cash equivalents at beginning of period	7,761	4,151
Cash and cash equivalents at end of period	$4,373	$12,599
Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$10,765	$11,340
Cash paid during the year for interest	$118	$50

See accompanying notes to condensed consolidated financial statements.

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2013
(Unaudited)

(1)	Basis of Presentation

GP Strategies Corporation is a global performance improvement solutions provider of sales and technical training, e-Learning solutions, management consulting and engineering services.  References in this report to “GP Strategies,” the “Company,” “we” and “our” are to GP Strategies Corporation and its subsidiaries.

The accompanying condensed consolidated balance sheet as of September 30, 2013 and the condensed consolidated statements of operations, comprehensive income and cash flows for the nine months ended September 30, 2013 and 2012 have not been audited, but have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012, as presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2013 interim period are not necessarily indicative of results to be expected for the entire year. Certain prior year amounts have been reclassified to conform to current year presentation.

The condensed consolidated financial statements include the operations of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

(2)	Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in the automotive sector. Revenue from the automotive industry accounted for approximately 16% and 17% of our consolidated revenue for the nine months ended September 30, 2013 and 2012, respectively. We also have a concentration of revenue from the United States government. For the nine months ended September 30, 2013 and 2012, sales to the United States government and its agencies represented approximately 10% and 13%, respectively, of our consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by us as separate customers. No single customer accounted for more than 10% of our revenue for the nine months ended September 30, 2013 or accounts receivable as of September 30, 2013.

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2013
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
	(In thousands)
Non-dilutive instruments	—	48	20	74

Dilutive common stock equivalents	279	319	255	343

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2013
(Unaudited)

(4)	Acquisitions

Lorien

On June 12, 2013, we completed the acquisition of Lorien Engineering Solutions (“Lorien”), a United Kingdom-based provider of engineering design and project management services with specific expertise in the food and beverage, manufacturing and life sciences industries. The upfront purchase price for Lorien was $6,734,000 which was paid in cash at closing. In addition, the purchase agreement requires up to an additional $913,000 of consideration, contingent upon the achievement of certain earnings targets during the first twelve months following completion of the acquisition, as defined in the purchase agreement. The purchase price allocation consisted of $1,715,000 of customer-related intangible assets to be amortized over five years subsequent to the acquisition date. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired Lorien business is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements since June 12, 2013. The pro-forma impact of the acquisition is not material to our results of operations. The acquired Lorien business is included in our United Kingdom subsidiary and its local currency is the British Pound Sterling. The purchase price allocation below was translated into U.S. dollars based on the exchange rate in effect on the date of acquisition.

The estimated fair value of the purchase price recorded by us consisted of the following (in thousands):

Cash purchase price paid at closing	$6,734
Fair value of contingent consideration	573
Total estimated purchase price	$7,307

The purchase price allocation for the net assets acquired is as follows (in thousands):

Cash	$23
Accounts receivable	1,856
Prepaid expenses and other assets	1,553
Property and equipment	116
Amortizable intangible assets	1,715
Goodwill	5,443
Total assets acquired	10,706

Accounts payable, accrued expenses and other liabilities	3,004
Deferred tax liability	395
Total liabilities assumed	3,399
Net assets acquired	$7,307

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2013
(Unaudited)

Prospero

On May 31, 2013, we completed the acquisition of Prospero Learning Solutions (“Prospero”), a Canada-based provider of custom learning and content development solutions. The upfront purchase price for Prospero was $7,046,000 which was paid in cash at closing and is subject to the finalization of a working capital adjustment as defined in the purchase agreement. In addition, the purchase agreement requires up to an additional $4,755,000 of consideration, contingent upon the achievement of certain earnings targets during the two twelve-month periods following completion of the acquisition, as defined in the purchase agreement. The total estimated fair value of the purchase consideration as of the acquisition date was $10,716,000 and consisted of the upfront cash payment of $7,046,000 and estimated contingent consideration of $3,670,000. The purchase price allocation consisted of $2,801,000 of customer-related intangible assets to be amortized over five years subsequent to the acquisition date. The acquired Prospero business is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements since June 1, 2013. The pro-forma impact of the acquisition is not material to our results of operations. The acquired Prospero business is included in our Canadian subsidiary and its local currency is the Canadian Dollar. The purchase price allocation below was translated into U.S. dollars based on the exchange rate in effect on the date of acquisition.

The estimated fair value of the purchase price recorded by us consisted of the following (in thousands):

Cash purchase price paid at closing	$7,046
Fair value of contingent consideration	3,670
Total estimated purchase price	$10,716

The purchase price allocation for the net assets acquired is as follows (in thousands):

Prepaid expenses and other assets	$29
Property and equipment	51
Amortizable intangible assets	2,801
Goodwill	8,115
Total assets acquired	10,996

Accounts payable, accrued expenses and other liabilities	280
Total liabilities assumed	280
Net assets acquired	$10,716

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2013
(Unaudited)

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

Below is a summary of the potential contingent consideration we may be required to pay in connection with completed acquisitions as of September 30, 2013 (dollars in thousands):

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2013
(Unaudited)

	Original range
	of potential	As of September 30, 2013
	undiscounted	Maximum contingent consideration due in
Acquisition:	payments	2014	2015	Total
Bath Consulting	$0 - $2,376	$1,098	$—	$1,098
Asentus	$0 - $3,700	1,600	—	1,600
Prospero	$0 - $4,855	2,913	1,942	4,855
Lorien	$0 - $969	969	—	969
Total		$6,580	$1,942	$8,522

Below is a summary of the changes in the recorded amount of contingent consideration liabilities from December 31, 2012 to September 30, 2013 for each acquisition (dollars in thousands):

			Change in
	Liability as of	2013	Fair Value of	Foreign	Liability as of
	December 31,	Additions	Contingent	Currency	September 30,
Acquisition:	2012	(Payments)	Consideration	Translation	2013
Milsom	$302	(299)	—	(3)	$—
Marton House	774	(759)	32	(47)	—
Bath Consulting	1,464	(676)	232	(40)	980
Asentus	544	—	(533)	(11)	—
Prospero	—	3,670	(436)	11	3,245
Lorien	—	573	278	42	893
Total	$3,084	2,509	(427)	(48)	$5,118

As of September 30, 2013 and December 31, 2012, contingent consideration included in accounts payable and accrued expenses on the consolidated balance sheet totaled $3,707,000 and $2,540,000, respectively. As of September 30, 2013 and December 31, 2012, we also had accrued contingent consideration totaling $1,411,000 and $544,000, respectively, included in other noncurrent liabilities on the consolidated balance sheet, representing the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2013
(Unaudited)

(5)      Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable business segment for the nine months ended September 30, 2013 were as follows (in thousands):

		Professional		Performance
	Learning	& Technical		Readiness	Energy
	Solutions	Services	Sandy	Solutions	Services	Total

Balance as of December 31, 2012	$46,161	$37,690	$653	$9,795	$8,522	$102,821
Acquisitions	13,558	—	—	—	—	13,558
Purchase accounting adjustments	(195)	—	—	—	117	(78)
Foreign currency translation	391	—	—	—	15	406
Balance as of September 30, 2013	$59,915	$37,690	$653	$9,795	$8,654	$116,707

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
September 30, 2013
Customer relationships	$26,825	$(12,254)	$14,571
Tradenames	982	(887)	95
Intellectual property and other	3,709	(1,888)	1,821
	$31,516	$(15,029)	$16,487

December 31, 2012
Customer relationships	$22,193	$(9,064)	$13,129
Tradenames	982	(700)	282
Intellectual property and other	3,686	(1,225)	2,461
	$26,861	$(10,989)	$15,872

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2013
(Unaudited)

(6)      Stock-Based Compensation

We recognize compensation expense for stock-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Non-qualified stock options	$125	$105	$370	$587
Restricted stock units	189	224	568	482
Board of Directors stock grants	79	75	246	287
Total stock-based compensation	$393	$404	$1,184	$1,356

Pursuant to our 2011 Stock Incentive Plan, we may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of our common stock to officers, employees or members of the Board of Directors. As of September 30, 2013, we had non-qualified stock options and restricted stock units outstanding under these plans as discussed below.

Non-Qualified Stock Options

Summarized information for the Company’s non-qualified stock options is as follows:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
Stock Options	options	exercise price	term	value
Outstanding at December 31, 2012	624,700	$9.54
Granted	—	—
Exercised	(41,000)	11.03
Forfeited	(3,400)	15.00
Expired	(900)	13.17
Outstanding at September 30, 2013	579,400	$9.39	2.70	$9,749,000
Stock options expected to vest	567,600	$9.43	2.70	$9,533,000
Exercisable at September 30, 2013	276,400	$8.51	2.51	$4,894,000

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2013
(Unaudited)

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

	Nine	Weighted
	months ended	average
	September 30,	grant date
	2013	fair value
	(In shares)	(In dollars)
Outstanding and unvested, beginning of period	210,992	$18.40
Granted	1,000	21.98
Vested	(42,580)	18.17
Forfeited	(1,500)	19.38
Outstanding and unvested, end of period	167,912	$18.47
Restricted stock units expected to vest	157,088	$18.61

(7)      Short-Term Borrowings

We have a $50,000,000 Financing and Security Agreement (the “Credit Agreement”) with a bank that expires on October 31, 2015 and is secured by certain of our assets. The Credit Agreement contains a provision to increase the maximum principal amount to $75,000,000 upon lender approval. The maximum interest rate on borrowings under the Credit Agreement is the daily LIBOR market index rate plus 2.25%. Based upon our financial performance, the interest rate can be reduced to a minimum of LIBOR plus 1.0%. The Credit Agreement contains covenants with respect to our minimum tangible net worth, total liabilities to tangible net worth ratio and cash flow to debt service ratio, all of which were in compliance with the Credit Agreement as of September 30, 2013. As of September 30, 2013, there were $4,820,000 of borrowings outstanding and $45,180,000 of available borrowings under the Credit Agreement.

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2013
(Unaudited)

(8)      Income Taxes

Income tax expense was $9,994,000, or an effective income tax rate of 38.0%, for the nine months ended September 30, 2013 compared to $8,999,000, or an effective income tax rate of 35.2%, for the nine months ended September 30, 2012. During the three months ended March 31, 2013, we recorded one-time income tax benefits totaling $373,000 for a foreign subsidiary. During the third quarter of 2012, we recognized an income tax benefit of $1,602,000 on the reduction of an uncertain tax position liability. Excluding these discrete items recorded in both years, the effective income tax rate was 39.4% and 41.5% for the nine months ended September 30, 2013 and 2012, respectively. The decrease in the effective income tax rate compared to 2012 is due to a larger portion of our 2013 income being derived from foreign jurisdictions which are taxed at lower rates. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the federal, state and foreign statutory rates, permanent differences, and other items that may have an impact on income tax expense.

An uncertain tax position taken or expected to be taken in a tax return is recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Interest and penalties related to income taxes are accounted for as income tax expense. As of September 30, 2013, we had no uncertain tax positions reflected on our consolidated balance sheet. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. We are no longer subject to U.S. federal, state and local, or non-U.S. income tax examination by tax authorities for years prior to 2009.

(9)      Stockholders’ Equity

Changes in stockholders’ equity during the nine months ended September 30, 2013 were as follows (in thousands):
					Accumulated
		Additional		Treasury	other	Total
	Common	paid-in	Retained	stock	comprehensive	stockholders’
	stock	capital	earnings	at cost	loss	equity
Balance at December 31, 2012	$192	$167,495	$3,955	$(2,494)	$(1,811)	$167,337
Net income	-	-	16,315	-	-	16,315
Foreign currency translation adjustment	-	-	-	-	(62)	(62)
Repurchases of common stock	-	-	-	(935)	-	(935)
Stock-based compensation expense	-	986	-	198	-	1,184
Issuance of stock for employer contributions to retirement plan	-	262	-	1,421	-	1,683
Other	-	(1,105)	-	901	-	(204)
Balance at September 30, 2013	$192	$167,638	$20,270	$(909)	$(1,873)	$185,318

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2013
(Unaudited)

(10)    Business Segments

As of September 30, 2013, we operated through five reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing, (iv) Performance Readiness Solutions (formerly RWD), and (v) Energy Services. Our Learning Solutions segment represents an aggregation of two operating groups in accordance with the aggregation criteria in U.S. GAAP, while all of the other reportable segments each represent one operating group. We are organized by operating group primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

Effective January 1, 2013, we made changes to our organizational structure to transfer the management responsibility of certain business units between segments, which resulted in a change in the composition of certain of our operating segments. The changes primarily consisted of: (i) the alternative fuels business unit transferred from Professional & Technical Services to Energy Services; (ii) a business unit which predominantly provides content development services to U.S. government and commercial clients transferred from Learning Solutions to Professional & Technical Services; and (iii) our foreign operations in India and China and a portion of our Canadian operations transferred from Professional & Technical Services to Learning Solutions. We have reclassified the segment financial information herein for the prior year to reflect these changes and conform to the current year’s presentation.

Further information regarding our business segments is discussed below.

Learning Solutions. The Learning Solutions segment delivers training, curriculum design and development, e-Learning services, system hosting, training business process outsourcing and consulting services globally through our offices in the U.S., Europe, Asia and Canada. This segment serves large companies in the electronics and semiconductors, healthcare, software, financial and other industries as well as to government agencies. The ability to deliver a wide range of training services on a global basis allows this segment to take over the entire learning function for the client, including their training personnel. The October 2012 acquisition of Blessing White added proprietary leadership training content and employee engagement tools and services to this segment’s offerings.

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

September 30, 2013
(Unaudited)

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

September 30, 2013
(Unaudited)

The following tables set forth the revenue and operating income of each of our operating segments and includes a reconciliation of segment revenue to consolidated revenue and operating income to consolidated income before income tax expense (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue:
Learning Solutions	$49,304	$40,596	$137,223	$112,448
Professional & Technical Services	19,157	20,337	54,220	63,613
Sandy Training & Marketing	16,929	16,878	52,061	51,083
Performance Readiness Solutions	13,037	13,682	41,491	42,810
Energy Services	14,770	8,178	34,474	25,633
	$113,197	$99,671	$319,469	$295,587

Operating income:

Learning Solutions	$4,120	$4,255	$10,886	$11,341
Professional & Technical Services	1,530	1,874	4,335	5,209
Sandy Training & Marketing	975	1,078	2,797	3,286
Performance Readiness Solutions	907	556	1,802	2,007
Energy Services	2,673	1,276	5,992	4,483
Gain (loss) on change in fair value of contingent consideration, net	135	(792)	427	(863)
Operating income	10,340	8,247	26,239	25,463
Interest expense	90	75	256	175
Other income	4	72	326	262
Income before income tax expense	$10,254	$8,244	$26,309	$25,550

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2013
(Unaudited)

(11)     Lease Commitment

On February 28, 2013, we entered into a lease agreement for approximately 63,985 square feet of office space in Columbia, Maryland for our corporate headquarters, replacing our former headquarters location in Elkridge, Maryland. The lease term is twelve years and encompasses three floors of an approximately 170,000 square foot existing office building. Occupancy and rent payments commenced on approximately August 1, 2013.Future minimum rental payments under the lease are as follows (in thousands):

Years ended December 31,
2013	$453
2014	1,104
2015	1,385
2016	1,773
2017	1,835
Thereafter	16,168
Total	$22,718

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

As of September 30, 2013, we operated through five reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing, (iv) Performance Readiness Solutions (formerly RWD), and (v) Energy Services. Our Learning Solutions segment represents an aggregation of two operating groups in accordance with the aggregation criteria in U.S. GAAP, while all of the other reportable segments each represent one operating group. We are organized by operating group, primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

Effective January 1, 2013, we made changes to our organizational structure to transfer the management responsibility of certain business units between segments, which resulted in a change in the composition of certain of our operating segments. The changes primarily consisted of: (i) the alternative fuels business unit transferred from Professional & Technical Services to Energy Services; (ii) a business unit which predominantly provides content development services to U.S. government and commercial clients transferred from Learning Solutions to Professional & Technical Services; and (iii) our foreign operations in India and China and a portion of our Canadian operations transferred from Professional & Technical Services to Learning Solutions. We have reclassified the segment financial information herein for the prior year to reflect these changes and conform to the current year’s presentation.

Further information regarding each business segment is discussed below.

Learning Solutions. The Learning Solutions segment delivers training, curriculum design and development, e-Learning services, system hosting, training business process outsourcing and consulting services globally through our offices in the U.S., Europe, Asia, and Canada. This segment serves large companies in the electronics and semiconductors, healthcare, software, financial and other industries as well as to government agencies. The ability to deliver a wide range of training services on a global basis allows this segment to take over the entire learning function for the client, including their training personnel. The October 2012 acquisition of Blessing White added proprietary leadership training content and employee engagement tools and services to this segment’s offerings.

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

Acquisitions

Lorien

On June 12, 2013, we completed the acquisition of Lorien Engineering Solutions (“Lorien”), a United Kingdom-based provider of engineering design and project management services with specific expertise in the food and beverage, manufacturing and life sciences industries. The upfront purchase price for Lorien was $6.7 million which was paid in cash at closing. In addition, the purchase agreement requires up to an additional $0.9 million of consideration, contingent upon the achievement of certain earnings targets during the first twelve months following completion of the acquisition, as defined in the purchase agreement. The purchase price allocation consisted of $1.7 million of customer-related intangible assets to be amortized over five years subsequent to the acquisition date. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired Lorien business is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements since June 12, 2013. The pro-forma impact of the acquisition is not material to our results of operations. The acquired Lorien business is included in our United Kingdom subsidiary and its local currency is the British Pound Sterling. The purchase price allocation below was translated into U.S. dollars based on the exchange rate in effect on the date of acquisition.

The estimated fair value of the purchase price recorded by us consisted of the following (in thousands):

Cash purchase price paid at closing	$6,734
Fair value of contingent consideration	573
Total estimated purchase price	$7,307

The purchase price allocation for the net assets acquired is as follows (in thousands):

Cash	$23
Accounts receivable	1,856
Prepaid expenses and other assets	1,553
Property and equipment	116
Amortizable intangible assets	1,715
Goodwill	5,443
Total assets acquired	10,706

Accounts payable, accrued expenses and other liabilities	3,004
Deferred tax liability	395
Total liabilities assumed	3,399
Net assets acquired	$7,307

Prospero

On May 31, 2013, we completed the acquisition of Prospero Learning Solutions (“Prospero”), a Canada-based provider of custom learning and content development solutions. The upfront purchase price for Prospero was $7.0 million which was paid in cash at closing and is subject to the finalization of a working capital adjustment as defined in the purchase agreement. In addition, the purchase agreement requires up to an additional $4.8 million of consideration, contingent upon the achievement of certain earnings targets during the two twelve-month periods following completion of the acquisition, as defined in the purchase agreement. The total estimated fair value of the purchase consideration as of the acquisition date was $10.7 million and consisted of the upfront cash payment of $7.0 million and estimated contingent consideration of $3.7 million. The purchase price allocation consisted of $2.8 million of customer-related intangible assets to be amortized over five years subsequent to the acquisition date. The acquired Prospero business is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements since June 1, 2013. The pro-forma impact of the acquisition is not material to our results of operations. The acquired Prospero business is included in our Canadian subsidiary and its local currency is the Canadian Dollar. The purchase price allocation below was translated into U.S. dollars based on the exchange rate in effect on the date of acquisition.

The estimated fair value of the purchase price recorded by us consisted of the following (in thousands):

Cash purchase price paid at closing	$7,046
Fair value of contingent consideration	3,670
Total estimated purchase price	$10,716

The purchase price allocation for the net assets acquired is as follows (in thousands):

Prepaid expenses and other assets	$29
Property and equipment	51
Amortizable intangible assets	2,801
Goodwill	8,115
Total assets acquired	10,996

Accounts payable, accrued expenses and other liabilities	280
Total liabilities assumed	280
Net assets acquired	$10,716

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

Operating Highlights

On July 2, 2013, we entered into an agreement (the “Global Master Agreement”) with HSBC Holdings plc (“HSBC”) to provide global learning services. The Global Master Agreement establishes a contractual framework pursuant to which we and certain of our wholly owned subsidiaries will enter into local services agreements with certain members of HSBC’s group of companies in respect of each country in which the learning services are to be provided by us. Prior to the end of the third quarter of 2013, we entered into local services agreements relating to the provision of services in the U.S., Canada, the U.K. and Hong Kong. We anticipate entering into additional local services agreements with HSBC group members in other countries through September 30, 2014. The initial term of the Global Master Agreement is three years. HSBC has the right to extend the Global Master Agreement for one additional two-year term. We anticipate that HSBC will be our largest customer when the Global Master Agreement and additional local services agreements are fully implemented. As a result, we anticipate that this new contract award could materially impact our future results of operations when compared to corresponding prior year periods. See Part II, Item 1A for a discussion of certain risks related to our performance of the Global Master Agreement.

Three Months ended September 30, 2013 Compared to the Three Months ended September 30, 2012

For the three months ended September 30, 2013, we had income before income tax expense of $10.3 million compared to $8.2 million for the three months ended September 30, 2012. The increase in income was primarily due to an increase in operating income, the components of which are discussed below. Included in operating income for the third quarter of 2013 is a $0.1 million net gain on the change in estimated fair value of contingent consideration relating to acquisitions previously completed, compared to a net loss of $0.8 million in the third quarter of 2012. Net income was $6.1 million, or $0.32 per diluted share, for the three months ended September 30, 2013, compared to net income of $6.2 million, or $0.32 per diluted share, for the three months ended September 30, 2012. During the third quarter of 2012, we recognized an income tax benefit of $1.6 million on the reduction of an uncertain tax position liability. During the three months ended September 30, 2013, diluted weighted average shares outstanding increased by 76,000 to 19,404,000 shares outstanding compared to 19,328,000 shares for the same period in 2012, primarily due to the issuance of shares for stock-based compensation and the effect of the increase in our stock price compared to the prior year on the results of the calculation of diluted weighted average shares outstanding.

Revenue

(Dollars in thousands)	Three months ended
	September 30,
	2013	2012

Learning Solutions	$49,304	$40,596
Professional & Technical Services	19,157	20,337
Sandy Training & Marketing	16,929	16,878
Performance Readiness Solutions	13,037	13,682
Energy Services	14,770	8,178
	$113,197	$99,671

Learning Solutions revenue increased $8.7 million or 21.5% during the third quarter of 2013 compared to the third quarter of 2012. The increase in revenue is due to the following:

•      A $3.8 million increase attributable to the BlessingWhite acquisition completed in October 2012;

•      A $3.3 million increase attributable to the Lorien acquisition completed on June 12, 2013;

•      A $1.4 million increase attributable to the Prospero acquisition completed on May 31, 2013; and

•      A net $1.8 million increase in our U.S. Learning Solutions organization due to increased e-Learning content development and training business process outsourcing (BPO) services from contracts with new clients and expansion of work with existing clients.

These increases were offset by a $1.6 million decrease in revenue from our Europe operations, excluding the effect of acquisitions, primarily due to a decrease in e-Learning content development services.

Professional & Technical Services revenue decreased $1.2 million or 5.8% during the third quarter of 2013 compared to the third quarter of 2012. The net decrease in revenue is primarily due to a $1.8 million decrease in e-Learning content development for government clients and a $1.5 million decrease in homeland security and environmental remediation services for U.S. government clients due to contracts concluding. These decreases were partially offset by a $2.3 million increase in training content development and delivery for a state government client during the third quarter of 2013 compared to the third quarter of 2012.

Sandy Training & Marketing revenue was flat at $16.9 million for the third quarters of both 2013 and 2012. Despite revenue being flat quarter over quarter, this segment experienced a $0.6 million increase in automotive sales training revenue offset by a corresponding decrease in revenue from non-recurring 2012 vehicle launch events for a large west coast automotive customer.

Performance Readiness Solutions revenue decreased $0.6 million or 4.7% during the third quarter of 2013 compared to the third quarter of 2012 primarily due to a net decrease in sales enablement, training development and system implementation training services due to various project completions.

Energy Services revenue increased $6.6 million or 80.6% during the third quarter of 2013 compared to the third quarter of 2012. The revenue increase was primarily due to the following:

•	a $5.6 million increase in the alternative fuels business unit due to a large new contract to design and build several LNG stations for a new customer;

•	a $0.6 million net increase in training development and EtaProTM software sales and related services; and

•	$0.4 million of revenue attributable to the Rovsing acquisition which was completed in September 2012.

Gross Profit

(Dollars in thousands)	Three months ended
	September 30,
	2013		2012
		% Revenue		% Revenue
Learning Solutions	$8,629	17.5%	$7,806	19.2%
Professional & Technical Services	3,229	16.9%	3,723	18.3%
Sandy Training & Marketing	2,433	14.4%	2,588	15.3%
Performance Readiness Solutions	2,031	15.6%	1,871	13.7%
Energy Services	3,739	25.3%	1,941	23.7%
	$20,061	17.7%	$17,929	18.0%

Learning Solutions gross profit of $8.6 million or 17.5% of revenue for the third quarter of 2013 increased by $0.8 million or 10.5% when compared to gross profit of $7.8 million or 19.2% of revenue for the third quarter of 2012. Approximately $1.4 million of the increase in gross profit is attributable to the acquisitions we completed in 2012 and 2013. Excluding the increase in gross profit from the acquisitions, we experienced a net $0.6 million decrease in gross profit primarily due to a decline in profitability in our UK government training business due to an increase in cost of sales in this business and work performed in excess of our contract funding limit for which a portion of funding is expected to be received in the fourth quarter of 2013.

Professional & Technical Services gross profit of $3.2 million or 16.9% of revenue for the third quarter of 2013 decreased by $0.5 million or 13.3% when compared to gross profit of $3.7 million or 18.3% of revenue for the third quarter of 2012. The decrease in gross profit is primarily due to the revenue decreases noted above.

Sandy Training & Marketing gross profit of $2.4 million or 14.4% of revenue for the third quarter of 2013 decreased by $0.2 million or 6.0% when compared to gross profit of $2.6 million or 15.3% of revenue for the third quarter of 2012 primarily due a decrease in profitability on automotive sales training services.

Performance Readiness Solutions gross profit of $2.0 million or 15.6% of revenue for the third quarter of 2013 increased by $0.2 million or 8.6% when compared to gross profit of $1.9 million or 13.7% of revenue for the third quarter of 2012 primarily due to an improvement in profit on a large training outsourcing contract and cost reduction initiatives implemented throughout the segment.

Energy Services gross profit of $3.7 million or 25.3% of revenue for the third quarter of 2013 increased by $1.8 million or 92.6% when compared to gross profit of $1.9 million or 23.7% of revenue for the third quarter of 2012, primarily due to the revenue increases noted above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.0 million or 10.9% from $8.9 million for the third quarter of 2012 to $9.9 million for the third quarter of 2013.  The increase is primarily due to the acquisitions we completed in 2012 and 2013 and international expansion which resulted in a $0.7 million increase in labor and benefits expense and a $0.3 million increase in intangible asset amortization expense during the third quarter of 2013 compared to the third quarter of 2012.

Change in Fair Value of Contingent Consideration

We recognized a net gain on the change in fair value of contingent consideration related to acquisitions of $0.1 million for the three months ended September 30, 2013 compared to a net loss of $0.8 million for the same period in 2012. Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“Topic 805”) requires that contingent consideration be recognized at fair value on the acquisition date and be re-measured each reporting period with subsequent adjustments recognized in the consolidated statement of operations. We estimate the fair value of contingent consideration liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. We believe our estimates and assumptions are reasonable; however, there is significant judgment involved. At each reporting date, the contingent consideration obligation will be revalued to estimated fair value and changes in fair value subsequent to the acquisitions will be reflected in income or expense in the consolidated statements of operations, and could cause a material impact to, and volatility in, our operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. See Note 4 to the Condensed Consolidated Financial Statements for further details regarding the potential contingent consideration payments and the changes in fair value of the related liabilities during the nine months ended September 30, 2013 for each acquisition.

Interest Expense

Interest expense was consistent at approximately $0.1 million for the third quarters of both 2013 and 2012.

Other Income

Other income was less than $0.1 million for the third quarters of both 2013 and 2012 and consisted primarily of income from a joint venture and foreign currency gains and losses in both years.

Income Tax Expense

Income tax expense was $4.1 million for the third quarter of 2013 compared to $2.1 million for the third quarter of 2012. During the third quarter of 2012, we recognized an income tax benefit of $1.6 million on the reduction of an uncertain tax position liability. In addition, we recognized a net loss of $0.8 million on the change in estimated fair value of contingent consideration during the third quarter of 2012 for which we received no income tax benefit. Excluding the impact of these items, the effective income tax rate was 40.1% and 40.5% for the three months ended September 30, 2013 and 2012, respectively. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the federal, state and foreign statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Nine Months ended September 30, 2013 Compared to the Nine Months ended September 30, 2012

For the nine months ended September 30, 2013, we had income before income tax expense of $26.3 million compared to $25.6 million for the nine months ended September 30, 2012. The increase in income was primarily due to an increase in operating income, the components of which are discussed below. Included in operating income for the nine months ended September 30, 2013 is a $0.4 million net gain on the change in estimated fair value of contingent consideration, compared to a net loss of $0.9 million in the same period in 2012. Net income was $16.3 million, or $0.84 per diluted share, for the nine months ended September 30, 2013, compared to net income of $16.6 million, or $0.86 per diluted share, for the nine months ended September 30, 2012. During the third quarter of 2012, we recognized an income tax benefit of $1.6 million on the reduction of an uncertain tax position liability. During the three months ended September 30, 2013, diluted weighted average shares outstanding increased by 89,000 to 19,344,000 shares outstanding compared to 19,255,000 shares for the same period in 2012, primarily due to the issuance of shares for stock-based compensation and the effect of the increase in our stock price compared to the prior year on the results of the calculation of diluted weighted average shares outstanding.

Revenue

(Dollars in thousands)	Nine months ended
	September 30,
	2013	2012
Learning Solutions	$137,223	$112,448
Professional & Technical Services	54,220	63,613
Sandy Training & Marketing	52,061	51,083
Performance Readiness Solutions	41,491	42,810
Energy Services	34,474	25,633
	$319,469	$295,587

Learning Solutions revenue increased $24.8 million or 22.0% during the nine months ended September 30, 2013 compared to the same period in 2012. The increase in revenue is due to the following:

⋅	A $4.5 million increase attributable to the Asentus acquisition completed in June 2012;

⋅	A $10.5 million increase attributable to the BlessingWhite acquisition completed in October 2012;

⋅	A $4.3 million increase attributable to the Lorien acquisition completed on June 12, 2013;

⋅	A $1.8 million increase attributable to the Prospero acquisition completed on May 31, 2013; and

⋅
A $5.7 million increase in our U.S. Learning Solutions organization due to increased e-Learning content development and training business process outsourcing (BPO) services from contracts with new clients and expansion of work with existing clients.

These increases were offset by a $2.0 million decrease in revenue from our Europe operations, excluding the effect of acquisitions, primarily due to a $1.5 million decrease in technical services for an aerospace customer and a $0.8 million decrease in e-Learning content development services, partially offset by various other net increases.

Professional & Technical Services revenue decreased $9.4 million or 14.8% during the nine months ended September 30, 2013 compared to the same period in 2012. The decrease in revenue is due to the following:

⋅	A $4.0 million decrease in homeland security and chemical demilitarization services for U.S. government clients due to contracts concluding;
⋅	A $2.3 million decrease in technical services for a pharmaceutical customer due to project completions;

⋅	A $1.3 million decrease in e-Learning services due to the completion of projects for U.S. government clients;

⋅	A $0.7 million decrease in lean consulting services due to project completions; and

⋅	$1.1 million of various other net decreases in revenue in this segment during the nine months ended September 30, 2013 compared to the same period in 2012.

Sandy Training & Marketing revenue increased $1.0 million or 1.9% during the nine months ended September 30, 2013 compared to the same period in 2012. The revenue increase is due to the following:

⋅	A $2.8 million increase in training services for existing U.S. automotive customers due to new vehicle training programs and an increase in dealership sales trainers; and

⋅	A $1.3 million increase in publications and glovebox portfolio revenues; partially offset by
⋅	A $3.1 million decrease in automotive sales training primarily due to decrease in non-recurring vehicle launch events for a large west coast automotive customer.

Performance Readiness Solutions revenue decreased $1.3 million or 3.1% during the nine months ended September 30, 2013 compared to the same period in 2012 due to a net decrease in sales enablement, training development and system implementation training services due to various project completions.

Energy Services revenue increased $8.8 million or 34.5% during the nine months ended September 30, 2013 compared to the same period in 2012. The revenue increase was primarily due to the following:

⋅	a $5.9 million increase in the alternative fuels business unit due to a large new contract to design and build several LNG stations for a new customer;

⋅	a $0.9 million net increase in training development and EtaProTM software sales and related services; and

⋅	$2.0 million of revenue attributable to the Rovsing acquisition which was completed in September 2012.

Gross Profit

(Dollars in thousands)	Nine months ended
	September 30,
	2013		2012
		% Revenue		% Revenue
Learning Solutions	$23,998	17.5%	$21,278	18.9%
Professional & Technical Services	9,194	17.0%	10,976	17.3%
Sandy Training & Marketing	7,295	14.0%	7,782	15.2%
Performance Readiness Solutions	5,521	13.3%	6,038	14.1%
Energy Services	8,629	25.0%	6,472	25.2%
	$54,637	17.1%	$52,546	17.8%

Learning Solutions gross profit of $24.0 million or 17.5% of revenue for the nine months ended September 30, 2013 increased by $2.7 million or 12.8% when compared to gross profit of $21.3 million or 18.9% of revenue for the same period in 2012. Approximately $2.4 million of the increase in gross profit is attributable to the acquisitions we completed in 2012 and 2013. The remainder of the increase in gross profit is due to the revenue increases noted above. In addition, gross profit as a percentage of revenue declined due to certain of the acquired businesses being less profitable than the existing businesses in this segment during the first nine months of 2013.

Professional & Technical Services gross profit of $9.2 million or 17.0% of revenue for the nine months ended September 30, 2013 decreased by $1.8 million or 16.2% when compared to gross profit of $11.0 million or 17.3% of revenue for the same period in 2012. The decrease in gross profit is primarily due to the revenue decreases noted above.

Sandy Training & Marketing gross profit of $7.3 million or 14.0% of revenue for the nine months ended September 30, 2013 decreased by $0.5 million or 6.3% when compared to gross profit of $7.8 million or 15.2% of revenue for the same period in 2012 primarily due to the decrease in higher margin non-recurring vehicle launch events in 2012.

Performance Readiness Solutions gross profit of $5.5 million, or 13.3% of revenue for the nine months ended September 30, 2013 decreased by $0.5 million or 8.6% when compared to gross profit of $6.0 million or 14.1% of revenue for the same period in 2012 primarily due to the revenue decreases noted above.

Energy Services gross profit was $8.6 million or 25.0% of revenue for the nine months ended September 30, 2013 increased $2.2 million or 33.3% compared to gross profit of $6.5 million or 25.2% of revenue for the same period in 2012 primarily due to the revenue increases noted above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.6 million or 9.9% from $26.2 million for the nine months ended September 30, 2012 to $28.8 million for the same period in 2013. The increase is primarily due to the acquisitions we completed in 2012 and 2013 and international expansion which resulted in a $1.5 million increase in labor and benefits expense, a $0.7 million increase in intangible asset amortization expense and increases in other various costs during the nine months ended September 30, 2013 compared to the same period in 2012.

Change in Fair Value of Contingent Consideration

We recognized a net gain on the change in fair value of contingent consideration related to acquisitions of $0.4 million for the nine months ended September 30, 2013, compared to a net loss of $0.9 million for the nine months ended September 30, 2012. ASC Topic 805 requires that contingent consideration be recognized at fair value on the acquisition date and be re-measured each reporting period with subsequent adjustments recognized in the consolidated statement of operations. We estimate the fair value of contingent consideration liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. We believe our estimates and assumptions are reasonable; however, there is significant judgment involved. At each reporting date, the contingent consideration obligation will be revalued to estimated fair value and changes in fair value subsequent to the acquisitions will be reflected in income or expense in the consolidated statements of operations, and could cause a material impact to, and volatility in, our operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. See Note 4 to the Condensed Consolidated Financial Statements for further details regarding the potential contingent consideration payments and the changes in fair value of the related liabilities during nine months ended September 30, 2013 for each acquisition.

Interest Expense

Interest expense was $0.3 million for the nine months ended September 30, 2013 and $0.2 million for the same period in 2012.

Other Income

Other income was $0.3 million for both the nine-month periods ended September 30, 2013 and 2012 and consisted primarily of income from a joint venture and foreign currency gains and losses in both years.

Income Tax Expense

Income tax expense was $10.0 million for the nine months ended September 30, 2013 compared to $9.0 million for the same period in 2012. During the first quarter of 2013, we recorded one-time income tax benefits totaling $0.4 million for a foreign subsidiary. During the third quarter of 2012, we recognized an income tax benefit of $1.6 million on the reduction of an uncertain tax position liability. In addition, we recognized a net loss of $0.9 million on the change in estimated fair value of contingent consideration during the nine months ended September 30, 2012 for which we received no income tax benefit. Excluding the impact of these items, our effective income tax rate was 39.4% for the nine months ended September 30, 2013 compared to 40.1% for the same period in 2012. The decrease in the effective income tax rate compared to 2012 is due to a larger portion of our 2013 income being derived from foreign jurisdictions which are taxed at lower rates. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the federal, state and foreign statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Liquidity and Capital Resources

Working Capital

For the nine months ended September 30, 2013, our working capital increased $2.1 million from $49.1 million at December 31, 2012 to $51.2 million at September 30, 2013. As of September 30, 2013 we had no long-term debt and $4.8 million of short-term borrowings outstanding. We believe that cash generated from operations and borrowings available under our Credit Agreement ($45.2 million of available borrowings as of September 30, 2013) will be sufficient to fund our working capital and other requirements for at least the next twelve months.

As of September 30, 2013, the amount of cash and cash equivalents held outside of the U.S. by foreign subsidiaries was $4.4 million. At the present time, we do not anticipate repatriating these balances to fund domestic operations. We would be required to accrue for and pay taxes in the U.S. on the majority of this cash in the event we decided to repatriate these funds.

Acquisition-Related Payments

We may be required to pay the following additional contingent consideration in connection with acquisitions we previously completed (dollars in thousands):

	As of September 30, 2013			Recorded
	Maximum potential contingent consideration due in			Liability as of
Acquisition:	2014	2015	Total	Sept. 30, 2013
Bath Consulting	$1,098	$—	$1,098	$980
Asentus	1,600	—	1,600	—
Prospero	2,913	1,942	4,855	3,245
Lorien	969	—	969	893
Total	$6,580	$1,942	$8,522	$5,118

Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in the automotive sector. Revenue from the automotive industry accounted for approximately 16% and 17% of our consolidated revenue for the nine months ended September 30, 2013 and 2012, respectively. We also have a concentration of revenue from the United States government. For the nine months ended September 30, 2013 and 2012, sales to the United States government and its agencies represented approximately 10% and 13%, respectively, of our consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by us as separate customers. No single customer accounted for more than 10% of our revenue during the nine months ended September 30, 2013 or accounts receivable as of September 30, 2013.

New Lease Commitment

On February 28, 2013, we entered into a lease agreement for approximately 63,985 square feet of office space in Columbia, Maryland for our corporate headquarters, replacing our former headquarters location in Elkridge, Maryland. The lease term is twelve years and encompasses three floors of an approximately 170,000 square foot existing office building. Occupancy and rent payments commenced on approximately August 1, 2013. Future minimum rental payments under the lease are as follows (in thousands):

Years ended December 31,
2013	$453
2014	1,104
2015	1,385
2016	1,773
2017	1,835
Thereafter	16,168
Total	$22,718

Cash Flows

Nine Months ended September 30, 2013 Compared to the Nine Months ended September 30, 2012

Our cash balance decreased $3.4 million from $7.8 million as of December 31, 2012 to $4.4 million as of September 30, 2013. The decrease in cash and cash equivalents during the nine months ended September 30, 2013 resulted from cash provided by operating activities of $10.2 million, cash used in investing activities of $18.1 million and cash provided by financing activities of $4.5 million.

Cash provided by operating activities was $10.2 million for the nine months ended September 30, 2013 compared to $17.0 million for the same period in 2012. The decrease in cash provided by operating activities is primarily due to unfavorable changes in working capital items, primarily due to increases in costs and estimated earnings in excess of billings on uncompleted contracts and prepaid expenses and other current assets during the nine months ended September 30, 2013 compared to the same period in 2012.

Cash used in investing activities was $18.1 million for the nine months ended September 30, 2013 compared to $4.1 million for the same period in 2012. The increase in cash used in investing activities is primarily due to $13.5 million of cash used for acquisitions, net of cash acquired, during the nine months ended September 30, 2013 compared to $1.9 million of cash used for acquisitions during the same period in 2012. In addition, fixed asset additions increased by $2.5 million during the nine months ended September 30, 2013 compared to the same period in 2012 primarily due to asset purchases in connection with the relocation of our headquarters office during the third quarter of 2013, an increase in software licenses for our financial system and an increase in computer equipment purchases by our foreign operations.

Cash provided by financing activities was $4.5 million for the nine months ended September 30, 2013 compared to cash used in financing activities of $4.6 million for the same period in 2012. The increase in cash provided by financing activities is primarily due to an increase in short-term borrowings of $4.8 million and a $3.7 million increase in the change in negative cash book balance during the nine months ended September 30, 2013 compared to the same period in 2012.

Short-term Borrowings

We have a $50 million Financing and Security Agreement (the “Credit Agreement”) with a bank that expires on October 31, 2015 and is secured by certain of our assets. The Credit Agreement contains a provision to increase the maximum principal amount to $75 million upon lender approval. The maximum interest rate on borrowings under the Credit Agreement is the daily LIBOR market index rate plus 2.25%. Based upon our financial performance, the interest rate can be reduced to a minimum of LIBOR plus 1.0%. The Credit Agreement contains covenants which require us to maintain a minimum tangible net worth of no less than $35.0 million, a total liabilities to tangible net worth ratio of no more than 3.0 to 1.0, and a cash flow to debt service ratio of no less than 3.0 to 1.0. As of September 30, 2013, our tangible net worth was $52.1 million, our total liabilities to tangible net worth ratio was 1.7 to 1.0 and our cash flow to debt services ratio was 74.5 to 1.0, all of which were in compliance with the Credit Agreement. As of September 30, 2013, there were $4.8 million of borrowings outstanding and $45.2 million of available borrowings under the Credit Agreement.

Off-Balance Sheet Commitments

As of September 30, 2013, we do not have any off-balance sheet commitments except for operating leases and letters of credit entered into in the normal course of business.

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

Internal Control Over Financial Reporting

During the quarter ended September 30, 2013, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d—15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company's share repurchase activity for the three months ended September 30, 2013:

	Issuer Purchases of Equity Securities
				Total number		Approximate
				of shares		dollar value of
	Total number		Average	purchased as		shares that may yet
	of shares		price paid	part of publicly		be purchased under
Month	purchased		per share	announced program		the program (2)
July 1-31, 2013	-		-	-		$608,000
August 1-31, 2013	16,182	(1)	$24.61	-		$5,608,000
September 1-30, 2013	23,485	(1)	$26.07	18,485	(2)	$5,125,000

(1)
Includes shares surrendered by employees to satisfy minimum tax withholding obligations on restricted stock units which vested and shares surrendered to exercise stock options and satisfy the related tax withholding obligations during the third quarter of 2013.

(2)
We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market subject to prevailing business and market conditions and other factors. There is no expiration date for the repurchase program. In August 2013, the Company's Board of Directors authorized an additional $5 million share repurchase program to be added to the existing authorization which had approximately $0.6 million remaining at the time of approval.

Item 6.           Exhibits

10.1	Global Outsourcing Services Agreement dated July 2, 2013 between HSBC Holdings plc and GP Strategies Managed Services Limited relating to the Provision of Global Learning Services.* (1)

31.1
Certification of Chief Executive Officer of the Company dated October 31, 2013 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification of Executive Vice President and Chief Financial Officer of the Company dated October 31, 2013 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

32.1
Certification of Chief Executive Officer and Chief Financial Officer of the Company dated October 31, 2013 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from GP Strategies Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements. *

_____________
*	Filed herewith.
(1)	Confidential treatment has been requested for the redacted portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GP STRATEGIES CORPORATION

October 31, 2013	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

October 31, 2013	/s/ Sharon Esposito-Mayer
Sharon Esposito-Mayer
Executive Vice President and Chief Financial Officer

