Form 10-K
period 2013-12-31
GP STRATEGIES CORP
filed 2014-02-28
CIK 70415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).    Yes  ☐  No  ☒

The aggregate market value of the outstanding shares of the Registrant’s Common Stock, par value $.01 per share, held by non-affiliates as of June 30, 2013 was approximately $350,849,000.

The number of shares outstanding of the registrant’s Common Stock as of February 14, 2014:

Class	Outstanding
Common Stock, par value $.01 per share	19,139,568 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Stockholders are incorporated herein by reference into Part III hereof.

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

We are a leading independent provider of customized training solutions focused on performance improvement initiatives for our clients. We also provide consulting, engineering and technical services which enhance our customized training capabilities and diversify our service offerings. We have global execution capabilities and provide services to a large customer base across a broad range of industries in over 45 countries. We serve leading companies in the automotive, steel, oil and gas, power, chemical, electronics and technology, manufacturing, software, financial services, retail, healthcare and food and beverage industries, as well as government agencies. We have over four decades of experience in developing solutions to optimize workforce performance by providing services and products to our clients that assist them in successfully integrating their employees, processes and technology.

1

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

Operating Segments

As of December 31, 2013, we operated through five reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing, (iv) Performance Readiness Solutions (formerly RWD), and (v) Energy Services. Our Learning Solutions segment represents an aggregation of two operating groups in accordance with the aggregation criteria in U.S. GAAP, while all of the other reportable segments each represent one operating group. We are organized by operating group primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

Effective January 1, 2013, we made changes to our organizational structure to transfer the management responsibility of certain business units between segments, which resulted in a change in the composition of certain of our operating segments.  The changes primarily consisted of: (i) the alternative fuels business unit transferred from Professional & Technical Services to Energy Services; (ii) a business unit which predominantly provides content development services to U.S. government and commercial clients transferred from Learning Solutions to Professional & Technical Services; and (iii) our foreign operations in India and China and a portion of our Canadian operations transferred from Professional & Technical Services to Learning Solutions.  We have reclassified the segment financial information herein for the prior years to reflect these changes and conform to the current year’s presentation.

Further information regarding our business segments is discussed below.

Learning Solutions. The Learning Solutions segment delivers training, curriculum design and development, e-Learning services, system hosting, training business process outsourcing and consulting services globally through our offices in the U.S., Europe, Asia and Canada. This segment also offers organizational performance solutions including leadership training and employee engagement tools and services. This segment serves large companies in the electronics and semiconductors, healthcare, software, financial services and other industries as well as to government agencies. The ability to deliver a wide range of training services on a global basis allows this segment to take over the entire learning function for the client, including their training personnel.

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

Sandy Training & Marketing. The Sandy Training & Marketing segment provides custom product sales training and has been a leader in serving manufacturing customers in the U.S. automotive industry for over 30 years. Sandy provides custom product sales training designed to better educate customer sales forces with respect to new vehicle features and designs, in effect rapidly increasing the sales force knowledge base and enabling them to address detailed customer queries. Furthermore, Sandy helps our clients assess their customer relationship marketing strategy, measure performance against competitors and connect with their customers on a one-to-one basis. This segment also provides technical training services to automotive manufacturers as well as customers in other industries.

Performance Readiness Solutions. This segment provides performance consulting and technology consulting services, including platform adoption, end-user training, change management, knowledge management, customer product training outsourcing and sales enablement solutions in industries such as manufacturing, aerospace, healthcare, life sciences, consumer products, financial, telecommunications, services and higher education as well as the public sector.

2

Energy Services. The Energy Services segment provides engineering services, products and training primarily to electric power generators. Our proprietary EtaPROTM Performance and Condition Monitoring System provides a suite of real-time software solutions for power generation facilities and is installed on power generating units across the world. In addition to providing custom training solutions, this segment provides web-based training through our GPiLearnTM portal, which offers a variety of courses to power plant personnel in the U.S. and several other countries.  This segment also provides services to users of alternative fuels, including designing and constructing liquefied natural gas (LNG), liquid to compressed natural gas (LCNG) and hydrogen fueling stations, as well as supplying fuel and equipment.

Segment Financial Information

For financial information about our business segments and geographic operations and revenue, see Note 11 to the accompanying Consolidated Financial Statements.

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

•
E-Learning. Though part of our content development services, our e-Learning capabilities distinguish themselves because we are able to function as a single-source e-Learning solutions provider through our integration services and hosting, the development and provisioning of proprietary content and the aggregation and distribution of third party content. While considered a custom content developer in this arena, we are also the creators of GPiLearnTM, a packaged, web-based training curriculum designed to equip workers with specialized maintenance, mechanical, operator and technical skills throughout the energy industry (nuclear, fossil, hydroelectric, wind farms and other power generating plants) in order to address that industry's growing needs for a skilled and multi-skilled workforce.

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

3

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

•
Customer Loyalty. Our Sandy Training & Marketing segment provides consultation on customer loyalty programs and supports those services with brand loyalty publications, incentive programs and customer-focused sales training. Sandy develops personalized publications for automotive clients which establish a link between the manufacturer/dealer and each customer.

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

4

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

Outstanding Reputation in the Industry. We have continued to build an outstanding reputation in the training industry through the delivery of exceptional training solutions and have received numerous awards. In 2013, for the tenth consecutive year, Training Industry, Inc., an industry trade organization, selected us as one of the Top 20 Companies in Training Outsourcing. Also in 2013, Training Industry, Inc. selected us as one of the Top Sales Training Companies for the sixth consecutive year. During 2013, Training Industry, Inc. also selected us as one of the Top 20 IT Training Companies, Top 20 Workforce Development Companies, Top 20 Leadership Training Companies and Top 20 Content Development Company. We also won other industry awards including a prestigious “Learning In Practice” award from Chief Learning Officer Magazine and five Brandon Hall Excellence in Learning Awards.

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

Business Model Supports Visibility of Revenues. We believe the nature of our business, which includes established relationships with our clients, average project durations of one year, as well as many long term contracts with our customers, provides us with a platform from which to drive revenues and gives us visibility into our future performance. We have long-standing relationships with many of our clients, with over 60% of our top 25 clients having used our services for five or more years. Additionally, over 90% of our annual revenue is generated by clients that existed in the prior year. We also had a backlog for services under executed contracts of $239.5 million as of December 31, 2013, most of which we anticipate will be recognized as revenue during 2014.

Highly Qualified and Dedicated Employees and Tenured Management Team. Our most important asset is our people, as their wide-ranging skill set enables us to serve our diverse and expanding global client base. As a result, we are committed to the continued development of our employees. We offer our employees technical, functional, industry, managerial and leadership skill development and training throughout their careers with us. We seek to reinforce our employees’ commitment to our clients, culture and values through a comprehensive performance management system and a career philosophy that rewards both individual performance and teamwork. We also benefit from the skill and experience of our executive management team, who together have in excess of 100 years of experience in the training industry and have an average tenure with our company of over 20 years.

Contracts

We currently perform under fixed price (including fixed-fee per transaction), time-and-materials and cost-reimbursable contracts. Our contracts with the U.S. Government have predominantly been cost-reimbursable contracts and fixed price contracts. We are required to comply with Federal Acquisition Regulations and Government Cost Accounting Standards with respect to services provided to the U.S. Government and its agencies. These Regulations and Standards govern the procurement of goods and services by the U.S. Government and the nature of costs that can be charged with respect to such goods and services. All such contracts are subject to audit by a designated government audit agency, which in most cases is the Defense Contract Audit Agency (the “DCAA”). The DCAA has audited our contracts and indirect rates through 2007 without any material disallowances.

The following table illustrates the percentage of our total revenue attributable to each type of contract for the year ended December 31, 2013:

Fixed price (including fixed-fee per transaction)	63%
Time-and-materials, including fixed rate	31
Cost-reimbursable	6
Total revenue	100%

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

Cost-reimbursable contracts provide for us to be reimbursed for our actual direct and indirect costs plus a fee. These contracts also are generally subject to termination at the convenience of the client. If a contract is terminated, we are typically reimbursed for our costs through the date of termination, plus the cost of an orderly termination, and paid a proportionate amount of the fee.

International

We conduct our business outside of the United States in over 45 countries through our wholly owned subsidiaries located primarily in the United Kingdom, France, Germany, Netherlands, Denmark, Canada, Mexico, Colombia, Singapore, China and India. We are continuing to create new subsidiaries as our business expands to other countries. Through these subsidiaries, we are capable of providing substantially the same services and products as are available to clients in the United States, although modified as appropriate to address the language, business practices and cultural factors unique to each client and country. In combination with our subsidiaries, we are able to coordinate the delivery to multi-national clients of services and products that achieve consistency on a global, enterprise-wide basis.  Revenue from operations outside the United States represented approximately 20% of our consolidated revenue for the year ended December 31, 2013 (see Note 11 to the accompanying Consolidated Financial Statements).

Customers

During 2013, we provided services to over 500 customers. Significant customers include multinational automotive manufacturers, such as General Motors Company, Hyundai Motor Company, Jaguar Land Rover, Ford Motor Company and Chrysler Group; governmental agencies, such as the U.S. Department of Defense, U.S. Department of Commerce, U.S. Naval Undersea Warfare Center, Office of Personnel Management and the Skills Funding Agency in the United Kingdom; U.S. Government prime contractors, such as Bechtel National, Inc. and URS Corporation; commercial electric power utilities, such as Eskom, Midwest Generation and Suez Energy; and other large multinational companies, such as Microsoft, CIGNA Corporation, Rockwell Automation, Hewlett Packard Company, Network Appliance, Cisco Systems, Inc., Texas Instruments, Lowe’s Companies, Inc., HSBC, Bank of America, General Electric, United Technologies Corporation and United States Steel Corporation. During the year ended December 31, 2013, we provided services to 152 customers in the Fortune 500 and 109 customers in the Global Fortune 500.

We have a market concentration of revenue in the automotive sector. Revenue from the automotive industry accounted for approximately 16%, 17% and 17% of our consolidated revenue for the years ended December 31, 2013, 2012 and 2011, respectively. Beginning in 2013, we also have a market concentration in the financial and insurance sector. Revenue from the financial and insurance industry accounted for approximately 11% of our consolidated revenue for the year ended December 31, 2013. We also have a concentration of revenue from the United States government. For the years ended December 31, 2013, 2012 and 2011, sales to the United States government and its agencies represented approximately 10%, 12% and 14%, respectively, of our consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by us as separate customers. No single customer accounted for more than 10% of our consolidated revenue in 2013. Accounts receivable from a single automotive customer totaled $7.1 million as of December 31, 2013 and $9.0 million as of December 31, 2012, accounting for approximately 8% and 11% of our total accounts receivable as of those dates, respectively.

Employees

Our principal resource is our personnel. As of December 31, 2013, we had 3,009 employees. We also utilize additional adjunct instructors and consultants as needed. Our future success depends to a significant degree upon our ability to continue to attract, retain and integrate into our operations instructors, engineers, technical personnel and consultants who possess the skills and experience required to meet the needs of our clients.

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

Competition

We face a highly competitive environment. The principal competitive factors are the experience and capability of service personnel, performance, quality and functionality of products, reputation and price. The training industry is large, highly fragmented and competitive, with low barriers to entry and no single competitor accounting for a significant market share. According to Training Magazine’s 2013 Training Industry Report, U.S. training expenditures totaled $55.4 billion in 2013, including payroll and spending on external products and services. Our competitors include several large publicly traded and privately held companies, vocational and technical training schools, degree-granting colleges and universities, continuing education programs and thousands of small privately held training providers and individuals. In addition, many of our clients maintain internal training departments, which have the resources and ability to provide the same or similar services in-house. Some of our competitors offer services and products at lower prices, and some competitors have significantly greater financial, managerial, technical, marketing and other resources. Moreover, we expect to face additional competition from new entrants into the training and performance improvement market due, in part, to the evolving nature of the market and the relatively low barriers to entry. There can be no assurance that we will be successful against such competition.

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

Backlog

Our backlog for services under executed contracts and subcontracts was approximately $239.5 million and $221.3 million as of December 31, 2013 and 2012, respectively. We anticipate that most of our backlog as of December 31, 2013 will be recognized as revenue during 2014. However, the rate at which services are performed under certain contracts, and thus the rate at which backlog will be recognized, may be at the discretion of the client and most contracts are, as mentioned above, subject to termination by the client upon written notice.

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

During the years ended December 31, 2013, 2012 and 2011, revenue from our customers in the automotive industry accounted for approximately 16%, 17% and 17%, respectively, of our consolidated revenue.  Historically, U.S. auto manufacturers have been negatively impacted during times of economic downturns and recession, resulting in significant reductions in vehicle sales requiring the auto manufacturers to cut costs. While the condition of the automotive industry has improved in recent periods, further cost-cutting, a lack of sufficient funding or a decision to cease or reduce contract awards to us, could adversely affect our business and financial condition.

For the years ended December 31, 2013, 2012 and 2011, revenue from the U.S. Government represented approximately 10%, 12% and 14% of our consolidated revenue, respectively.  However, the revenue was derived from a number of separate contracts with a variety of government agencies we regard as separate customers. Government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits by government representatives and profit and cost controls.  If we fail to comply with all of the applicable regulations, requirements or laws, our existing contracts with the government could be terminated and our ability to seek future government contracts or subcontracts could be adversely affected.  In addition, the funding of government contracts is subject to Congressional appropriations.  Budget decisions made by the U.S. Government are outside of our control and could result in a reduction or elimination of contract funding.  A shift in government spending to other programs in which we are not involved or a reduction in general government spending could have a negative impact on our financial condition.  The U.S. Government is under no obligation to maintain funding for or to continue to fund our contracts or subcontracts.

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

On July 2, 2013, we entered into an agreement (the “Global Master Agreement”) with HSBC Holdings plc (“HSBC”) to provide global learning services. The Global Master Agreement establishes a contractual framework pursuant to which we and certain of our wholly owned subsidiaries will enter into local services agreements with certain members of HSBC’s group of companies in respect of each country in which the learning services are to be provided by us. In 2013, we entered into local services agreements relating to the provision of services in the U.S., Canada, the U.K. and Hong Kong. We anticipate entering into additional local services agreements with HSBC group members in other countries through September 30, 2014. The initial term of the Global Master Agreement is three years. HSBC has the right to extend the Global Master Agreement for one additional two-year term. We anticipate that HSBC will be our largest customer when the Global Master Agreement and additional local services agreements are fully implemented.

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

As of December 31, 2013, we had goodwill of $117.0 million and other intangible assets of $15.1 million in connection with acquisitions. In accordance with U.S. GAAP, goodwill is reviewed annually for impairment unless circumstances or events indicate that an impairment test should be performed sooner to determine if there has been any impairment to value.  The review for impairment is based on several factors requiring judgment. A decrease in expected cash flows or change in market conditions, among other things, may indicate potential impairment of recorded goodwill. We tested our goodwill at the reporting unit level as of December 31, 2013 and 2012 and there was no indication of impairment.

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

As of December 31, 2013, Sagard beneficially owned 3,512,274 shares or 18.4% of our outstanding common stock. In addition, until Sagard owns less than certain specified amounts of common stock or certain other conditions have been met, Sagard is entitled to designate an individual to serve on our board of directors. As a result, Sagard may exert influence over our decision to enter into any corporate transaction or with respect to any transaction that requires the approval of stockholders, regardless of whether other stockholders believe that the transaction is in their own best interests. This could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

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

In addition, acquisitions might involve our entry into new businesses that might not be as profitable as we expect.  We can provide no assurances that our expectations regarding the profitability of future acquisitions will prove to be accurate. Acquisitions might also increase our exposure to the risks inherent in certain markets or industries.  For example, our Sandy Training & Marketing segment’s business is heavily oriented toward providing product sales training to auto manufacturers in the U.S. and, consequently, this acquisition increased our exposure to the risks of the auto manufacturing industry.

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

We might not be able to integrate successfully any business we have acquired or could acquire in the future.  The integration of the businesses could be complex and time consuming and will place a significant strain on our management, administrative services personnel and information systems.  This strain could disrupt our business.  Furthermore, we could be adversely impacted by unknown liabilities of acquired businesses.  We could encounter substantial difficulties, costs and delays involved in integrating common accounting, information and communication systems, operating procedures, internal controls and human resources practices, including incompatibility of business cultures and the loss of key employees and customers.  Also, depending on the type of acquisition, a key element of our strategy may include retaining management and key personnel of the acquired business to operate the acquired business for us.  Our inability to retain these individuals could materially impair the value of an acquired business. In addition, small businesses acquired by us may have greater difficulty competing for new work as a result of being part of our larger entity. These difficulties could reduce our ability to gain customers or retain existing customers, and could increase operating expenses, resulting in reduced revenues and income and a failure to realize the anticipated benefits of acquisitions.

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

Our backlog for services under executed contracts (including subcontracts and purchase orders) was approximately $239.5 million, $221.3 million and $203.3 million as of December 31, 2013, 2012 and 2011, respectively.  There can be no assurance that the revenues projected in our backlog will be realized or, if realized, will result in profits.  Further, contract terminations or reductions in the original scope of contracts reflected in our backlog might occur at any time as discussed below in more detail.

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

Our revenue outside of the U.S. was approximately 20%, 19% and 18% of our total revenue for the years ended December 31, 2013, 2012 and 2011, respectively. We conduct our business primarily in the U.S., Europe (primarily the United Kingdom), Canada, Mexico, Colombia and Singapore, but also in other developed and developing countries, including India and China.  We will continue to expand our global operations into countries other than those in which we currently operate.  It could also involve expanding into less developed countries, which may have less political, social or economic stability and less developed infrastructure and legal systems.  International sales and operations might be subject to a variety of risks, including:

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

Approximately 20% of our revenue for the year ended December 31, 2013 was denominated in foreign currencies, including the British Pound Sterling, the Canadian Dollar and the Euro, and, to a lesser extent, the Mexican Peso, Colombian Peso, the Indian Rupee, the Singapore Dollar, the Chinese Yuan and the Danish Krone. British Pound Sterling-denominated revenue represented approximately 15% of our revenue for the year ended December 31, 2013.  As a result, changes in the exchange rates of these foreign currencies to the U.S. Dollar will affect our reported consolidated U.S. dollar revenue, cost of revenue and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.

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

We engage in activities in which there are substantial risks of potential liability.  We provide services involving electric power distribution and generation, nuclear power, chemical weapons destruction, petrochemical process training, pipeline operations, volatile fuels such as hydrogen and liquefied natural gas (“LNG”), environmental remediation, engineering design and construction management.  We maintain a global insurance program (including general liability coverage) covering the businesses we currently own.  Claims by or against any covered insured could reduce the amount of available insurance coverage for the other insureds and for other claims. In addition, certain liabilities might not be covered at all, such as deductibles, self-insured retentions, amounts in excess of applicable insurance limits and claims that fall outside the coverage of our policies.

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

Item 1B:        Unresolved Staff Comments

None.

Item 2:           Properties

We do not own any significant real property, but we and our subsidiaries lease an aggregate of approximately 551,000 square feet of primarily office and related space at various locations throughout the United States, the United Kingdom, France, Germany, Netherlands, Denmark, Canada, Mexico, Colombia, India, Singapore, China and other countries in which we have operations. We occupy approximately 64,000 square feet in an office building in Columbia, Maryland for our corporate headquarters under a lease which expires in 2025, and approximately 60,000 square feet in an office building in Troy, Michigan under a lease which expires in 2018.

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

None.

Item 4:           Mine Safety Disclosures

None.

PART II

Item 5:           Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, $0.01 par value, is traded on the New York Stock Exchange. The following table presents our high and low market prices for the last two fiscal years. During the periods presented below, we have not paid any cash dividends.

	2013
Quarter	High	Low
First	$24.30	$19.87
Second	25.97	20.28
Third	27.84	23.09
Fourth	30.61	24.88

	2012
Quarter	High	Low
First	$18.05	$12.85
Second	18.49	14.58
Third	20.67	16.57
Fourth	21.44	18.26

The number of shareholders of record of our common stock as of February 14, 2014 was 857. Shares of our common stock that are registered in the name of a broker or other nominee are listed as a single shareholder on our record listing, even though they are held for a number of individual shareholders. As such, our actual number of shareholders is higher than the number of shareholders of record.

We have not declared or paid any cash dividends on our common stock during the two most recent fiscal years. We do not anticipate paying cash dividends on our common stock in the foreseeable future and intend to retain future earnings to finance the growth and development of our business.

Performance Graph

The following graph assumes $100 was invested on December 31, 2008 in GP Strategies Common Stock, and compares the share price performance with the NYSE Market Index and a peer group index which consists of the companies included in Standard Industrial Classification (SIC) 8200, Educational Services.  Values are as of December 31 of the specified year assuming that all dividends were reinvested.

Company / Index	Year ended December 31,
Name	2008	2009	2010	2011	2012	2013
GP Strategies Corp.	$100.00	$166.96	$227.05	$298.89	$457.87	$660.53
NYSE Market Index	100.00	128.28	145.46	139.87	162.23	204.87
Peer Group Index	100.00	100.60	84.94	79.16	47.40	75.06

Issuer Purchases of Equity Securities

The following table provides information about our share repurchase activity for the three months ended December 31, 2013:

	Issuer Purchases of Equity Securities
			Total number	Approximate
			of shares	dollar value of
	Total number	Average	purchased as	shares that may yet
	of shares	price paid	part of publicly	be purchased under
Month	purchased	per share	announced program (1)	the program
October 1-31, 2013	452 (2)	$27.02	-	$5,125,000
November 1-30, 2013	4,263 (2)	$29.63	-	$5,125,000
December 1-31, 2013	29,782 (2)	$28.14	28,875	$4,311,000

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

Item 6:           Selected Financial Data

The selected financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements and the notes thereto included elsewhere in this report. Our consolidated statement of operations data for the years ended December 31, 2013, 2012, and 2011 and our consolidated balance sheet data as of December 31, 2013 and 2012 have been derived from our audited consolidated financial statements included elsewhere in this report. Our consolidated statement of operations data for the years ended December 31, 2010 and 2009 and our consolidated balance sheet data as of December 31, 2011, 2010, and 2009 have been derived from audited consolidated financial statements which are not presented in this report.

	Years ended December 31,
Statement of Operations Data	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Revenue	$436,689	$401,572	$333,167	$259,926	$219,240
Gross profit	76,265	71,971	56,634	42,690	34,091
Goodwill and intangible asset impairment loss	—	—	—	—	10,163
Interest expense	366	269	209	236	217
Income before income taxes	38,488	35,802	28,391	20,852	3,395
Net income (loss)	23,756	22,688	17,860	12,732	(1,190)
Diluted earnings (loss) per share	1.23	1.18	0.94	0.68	(0.07)

	December 31,
Balance Sheet Data	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Cash and cash equivalents	$5,647	$7,761	$4,151	$28,902	$10,803
Short-term borrowings	407	—	—	—	—
Working capital	58,730	49,146	35,958	47,322	37,377
Total assets	280,156	244,434	211,576	183,196	156,701
Long-term debt, including current maturities	—	—	—	—	—
Stockholders’ equity	193,027	167,337	143,394	124,787	110,890

Item 7:           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2013 which are located in Item 8 of this report.

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

As of December 31, 2013, we operated through five reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing, (iv) Performance Readiness Solutions (formerly RWD), and (v) Energy Services. Our Learning Solutions segment represents an aggregation of two operating groups in accordance with the aggregation criteria in U.S. GAAP, while all of the other reportable segments each represent one operating group. We are organized by operating group primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

Effective January 1, 2013, we made changes to our organizational structure to transfer the management responsibility of certain business units between segments, which resulted in a change in the composition of certain of our operating segments. The changes primarily consisted of: (i) the alternative fuels business unit transferred from Professional & Technical Services to Energy Services; (ii) a business unit which predominantly provides content development services to U.S. government and commercial clients transferred from Learning Solutions to Professional & Technical Services; and (iii) our foreign operations in India and China and a portion of our Canadian operations transferred from Professional & Technical Services to Learning Solutions. We have reclassified the segment financial information herein for the prior years to reflect these changes and conform to the current year’s presentation.

Further information regarding our business segments is discussed below.

Learning Solutions. The Learning Solutions segment delivers training, curriculum design and development, e-Learning services, system hosting, training business process outsourcing and consulting services globally through our offices in the U.S., Europe, Asia and Canada. This segment also offers organizational performance solutions including leadership training and employee engagement tools and services. This segment serves large companies in the electronics and semiconductors, healthcare, software, financial services and other industries as well as to government agencies. The ability to deliver a wide range of training services on a global basis allows this segment to take over the entire learning function for the client, including their training personnel.

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

Sandy Training & Marketing. The Sandy Training & Marketing segment provides custom product sales training and has been a leader in serving manufacturing customers in the U.S. automotive industry for over 30 years. Sandy provides custom product sales training designed to better educate customer sales forces with respect to new vehicle features and designs, in effect rapidly increasing the sales force knowledge base and enabling them to address detailed customer queries. Furthermore, Sandy helps our clients assess their customer relationship marketing strategy, measure performance against competitors and connect with their customers on a one-to-one basis. This segment also provides technical training services to automotive manufacturers as well as customers in other industries.

Performance Readiness Solutions. This segment provides performance consulting and technology consulting services, including platform adoption, end-user training, change management, knowledge management, customer product training outsourcing and sales enablement solutions in industries such as manufacturing, aerospace, healthcare, life sciences, consumer products, financial, telecommunications, services and higher education as well as the public sector.

Energy Services. The Energy Services segment provides engineering services, products and training primarily to electric power generators. Our proprietary EtaPROTM Performance and Condition Monitoring System provides a suite of real-time software solutions for power generation facilities and is installed on power generating units across the world. In addition to providing custom training solutions, this segment provides web-based training through our GPiLearnTM portal, which offers a variety of courses to power plant personnel in the U.S. and several other countries.  This segment also provides services to users of alternative fuels, including designing and constructing liquefied natural gas (LNG), liquid to compressed natural gas (LCNG) and hydrogen fueling stations, as well as supplying fuel and equipment.

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

Expand global platform. We believe international markets offer growth opportunities for our services. We intend to leverage our current international presence as well as continue pursuing our strategy of enhancing our international platform by selectively acquiring businesses in targeted geographies and following our current clients into new geographic markets. In our experience, many of our clients are seeking access to these and other attractive international markets and as such we intend to enhance our international capabilities. In order to support their business expansion we are providing employee training solutions across organizations in different countries and different languages, while maintaining quality and consistency in the overall training program. By moving into specific international markets with our existing clients, we are able to not only deepen our relationships with those clients, but are also able to develop expertise in those markets that we can leverage to additional customers. We believe that following this strategy provides us with opportunities to gain access to international markets with established client relationships in those markets.

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

Acquisitions

Below is a summary of the acquisitions we completed during 2013, 2012 and 2011. See Note 2 to the accompanying Consolidated Financial Statements for further details, including the purchase price allocations.

2013 Acquisitions

Prospero

On May 31, 2013, we completed the acquisition of Prospero Learning Solutions (“Prospero”), a Canada-based provider of custom learning and content development solutions. The upfront purchase price for Prospero was $7.0 million which was paid in cash at closing. In addition, the purchase agreement requires up to an additional $4.7 million of consideration, contingent upon the achievement of certain earnings targets during the two twelve-month periods following completion of the acquisition, as defined in the purchase agreement. The acquired Prospero business is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements since June 1, 2013.

Lorien

On June 12, 2013, we completed the acquisition of Lorien Engineering Solutions (“Lorien”), a United Kingdom-based provider of engineering design and project management services with specific expertise in the food and beverage, manufacturing and life sciences industries. The upfront purchase price for Lorien was $6.7 million which was paid in cash at closing. In addition, the purchase agreement requires up to an additional $1.0 million of consideration, contingent upon the achievement of certain earnings targets during the first twelve months following completion of the acquisition, as defined in the purchase agreement. The acquired Lorien business is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements since June 12, 2013.

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

Asentus

On June 29, 2012, through our wholly-owned subsidiaries in Canada and Europe, we acquired the business and operations of Asentus Consulting Group Ltd. and Asentus Europe B.V. (collectively, “Asentus”). Asentus is an international provider of IT technical training content, and live and virtual training event services, with offices in Vancouver, Canada, The Netherlands, Germany and France. The total upfront purchase price for both companies was $1.4 million, of which $1.1 million was paid in cash at closing and $0.3 million was paid during the fourth quarter of 2012 subsequent to the finalization of a working capital calculation pursuant to the purchase agreement. In addition, the purchase agreement requires up to an additional $3.7 million of consideration, contingent upon the achievement of certain earnings targets, as defined in the purchase agreement, during two successive twelve-month periods following the closing. No contingent consideration was payable in respect of the first twelve-month period following completion of the acquisition as the earnings target was not achieved. A maximum of $1.6 million would be payable subsequent to the second twelve-month period following completion of the acquisition if the earnings targets are achieved. The acquired Asentus business is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements since July 1, 2012.

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

BlessingWhite

On October 1, 2012, we completed the acquisition of BlessingWhite, a provider of leadership development and employee engagement solutions. The purchase price was $10.8 million in cash at closing and was subsequently reduced by a $0.2 million working capital adjustment paid by the sellers. BlessingWhite is included in the Learning Solutions segment and its results of operations have been included in the consolidated financial statements since October 1, 2012.

2011 Acquisitions

Communication Consulting

On February 1, 2011, through our wholly-owned subsidiaries in Hong Kong and Shanghai, we acquired the training business and certain related assets of Cathay/Communication Consulting Limited (“Communication Consulting”), a Hong Kong-based training and consulting company with offices in Shanghai and Beijing, China, and Haryana (New Delhi) in India. Communication Consulting designs and delivers customized training solutions and specializes in the areas of leadership, communication skills, sales and customer service training. The purchase price for the acquired business and assets was $1.5 million in cash and $0.2 million of contingent consideration paid in 2012.  Communication Consulting is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements since February 1, 2011.

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

RWD Technologies

On April 15, 2011, we completed the acquisition of certain assets of the consulting business of RWD Technologies, LLC, a Delaware limited liability company, and certain of its subsidiaries (collectively, “RWD”). RWD is a provider of human capital management and IT consulting services, business transformation and lean process improvement, end-user training, change management, knowledge management and operator effectiveness management solutions in industries such as manufacturing, energy, automotive, aerospace, healthcare, life sciences, consumer products, financial, telecommunications, services and higher education as well as the public sector. We paid $28.0 million of cash at closing. The purchase price was subsequently reduced by a working capital adjustment of $2.2 million received from the sellers in September 2011. A portion of the acquired business is reported as a separate reportable segment named Performance Readiness Solutions, and the other business units are included in the Professional & Technical Services and Sandy Training & Marketing segments. The results of RWD’s operations have been included in the consolidated financial statements since April 16, 2011.

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

Results of Operations

Operating Highlights

On July 2, 2013, we entered into an agreement (the “Global Master Agreement”) with HSBC Holdings plc (“HSBC”) to provide global learning services. The Global Master Agreement establishes a contractual framework pursuant to which we and certain of our wholly owned subsidiaries will enter into local services agreements with certain members of HSBC’s group of companies in respect of each country in which the learning services are to be provided by us. During the third quarter of 2013, we entered into local services agreements relating to the provision of services in the U.S., Canada, the U.K. and Hong Kong. We anticipate entering into additional local services agreements with HSBC group members in other countries through September 30, 2014. The initial term of the Global Master Agreement is three years. HSBC has the right to extend the Global Master Agreement for one additional two-year term. We anticipate that HSBC will be our largest customer when the Global Master Agreement and additional local services agreements are fully implemented. As a result, we anticipate that this new contract award could materially impact our future results of operations when compared to corresponding prior year periods.  See Part I, Item 1A for a discussion of certain risks related to our performance of the Global Master Agreement.

Year ended December 31, 2013 compared to the year ended December 31, 2012

For the year ended December 31, 2013, we had income before income taxes of $38.5 million compared to $35.8 million for the year ended December 31, 2012.  The improved results are primarily due to an increase in operating income of $2.7 million, the components of which are discussed below. Included in operating income for 2013 is a $1.7 million net gain on the change in estimated fair value of contingent consideration relating to acquisitions previously completed, compared to a net loss of $0.8 million in 2012 related to acquisitions completed, which is discussed further below and in Note 2 to the Consolidated Financial Statements. Net income was $23.8 million, or $1.23 per diluted share, for the year ended December 31, 2013 compared to $22.7 million, or $1.18 per diluted share, for 2012. During the third quarter of 2012, we recognized an income tax benefit of $1.6 million on the reduction of an uncertain tax position liability. Diluted weighted average shares outstanding were 19.4 million for the year ended December 31, 2013 compared to 19.3 million for the same period in 2012. The increase in shares outstanding is primarily due to the issuance of shares for stock-based compensation and the effect of the increase in our stock price compared to the prior year on the results of the calculation of diluted weighted average shares outstanding.

Revenue

	Years ended December 31,
	2013	2012
	(Dollars in thousands)
Learning Solutions	$189,899	$158,118
Professional & Technical Services	72,577	82,447
Sandy Training & Marketing	70,699	70,243
Performance Readiness Solutions	53,882	55,794
Energy Services	49,632	34,970
	$436,689	$401,572

Learning Solutions revenue increased $31.8 million or 20.1 % during the year ended December 31, 2013 compared to 2012. The increase in revenue is due to the following:

•	A $4.5 million increase attributable to the Asentus acquisition completed in June 2012;

•	A $10.5 million increase attributable to the BlessingWhite acquisition completed in October 2012;

•	A $7.4 million increase attributable to the Lorien acquisition completed on June 12, 2013;

•	A $3.2 million increase attributable to the Prospero acquisition completed on May 31, 2013; and

•
A $8.9 million increase in our U.S. Learning Solutions organization due to increased e-Learning content development and training business process outsourcing (BPO) services from contracts with new clients and expansion of work with existing clients.

These increases were offset by a net $2.7 million decrease in revenue from our Europe operations, excluding the effect of acquisitions, primarily due to a decrease in technical services for an aerospace customer, a decrease in e-Learning content development services and a decrease in UK government funded skills training revenue, partially offset by various other increases including revenue from a new contract with a financial services customer in 2013.

Professional & Technical Services revenue decreased $9.9 million or 12.0% during the year ended December 31, 2013 compared to 2012. The decrease in revenue is due to the following:

•	A $4.5 million decrease in homeland security, environmental engineering and chemical demilitarization services for U.S. government clients due to contracts concluding;

•	A $2.4 million decrease in technical IT services due to project completions;

•	A $1.1 million decrease in e-Learning services due to the completion of projects for U.S. government clients;

•	A $0.9 million decrease in lean consulting services due to project completions; and

•	$1.0 million of various other net decreases in revenue in this segment during 2013 compared to 2012.

Sandy Training & Marketing revenue increased $0.5 million or 0.6% during the year ended December 31, 2013 compared to 2012. The increase in revenue is due to the following:

•	A $1.9 million net increase in training services for existing U.S. automotive customers due to new vehicle training programs and an increase in dealership sales trainers; and

•	A $1.9 million increase in publications and glovebox portfolio revenues; partially offset by

•	A $3.3 million decrease in automotive sales training primarily due to a decrease in non-recurring vehicle launch events for a large west coast automotive customer.

Performance Readiness Solutions (formerly RWD) revenue decreased $1.9 million or 3.4% during the year ended December 31, 2013 compared to 2012 due to a net decrease in sales enablement, training development and system implementation training services due to various project completions.

Energy Services revenue increased $14.7 million or 41.9% during the year ended December 31, 2013 compared to 2012. The revenue increase was primarily due to the following:

•	A $12.9 million increase in the alternative fuels business unit due to a large new contract to design and build several LNG stations for a new customer; and

•	A $2.0 million of revenue attributable to the Rovsing acquisition which was completed in September 2012.

Gross profit

	Years ended December 31,
	2013		2012
		% Revenue		% Revenue
	(Dollars in thousands)
Learning Solutions	$33,540	17.7%	$30,065	19.0%
Professional & Technical Services	12,320	17.0%	14,279	17.3%
Sandy Training & Marketing	10,748	15.2%	10,954	15.6%
Peformance Readiness Solutions	7,515	13.9%	7,762	13.9%
Energy Services	12,142	24.5%	8,911	25.5%
	$76,265	17.5%	$71,971	17.9%

Learning Solutions gross profit of $33.5 million or 17.7% of revenue for the year ended December 31, 2013 increased by $3.5 million or 11.6% when compared to gross profit of $30.1 million or 19.0% of revenue for the year ended December 31, 2012. Approximately $3.2 million of the increase in gross profit is attributable to the acquisitions we completed in 2012 and 2013. The remainder of the increase in gross profit is due to the revenue increases noted above. These increases in gross profit were offset in part by a decline in gross profit and margin in our UK government funded training business due to an increase in cost of sales in this business as a percentage of revenue.

Professional & Technical Services gross profit of $12.3 million or 17.0% of revenue for the year ended December 31, 2013 decreased by $2.0 million or 13.7% when compared to gross profit of approximately $14.3 million or 17.3% of revenue for the year ended December 31, 2012. The decrease in gross profit is primarily due to the revenue decreases noted above.

Sandy Training & Marketing gross profit of $10.7 million or 15.2% of revenue for the year ended December 31, 2013 decreased by $0.2 million or 1.9% when compared to gross profit of $11.0 million or 15.6% for the year ended December 31, 2012 primarily due to the decrease in higher margin non-recurring vehicle launch events in 2012.

Performance Readiness Solutions (formerly RWD) gross profit of $7.5 million or 13.9% of revenue for the year ended December 31, 2013 decreased by $0.2 million or 3.2% when compared to gross profit of $7.8 million or 13.9% of revenue for the year ended December 31, 2012 primarily due to the revenue decreases noted above.

Energy Services gross profit of $12.1 million or 24.5% of revenue for the year ended December 31, 2013 increased by $3.2 million or 36.3% when compared to gross profit of $8.9 million or 25.5% of revenue for the year ended December 31, 2012 primarily due to the revenue increases noted above.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $4.1 million or 11.5% from $35.5 million for the year ended December 31, 2012 to $39.6 million for the year ended December 31, 2013. The increase is primarily due to a $2.2 million increase in labor, benefits and other expenses due to the acquisitions we completed in 2012 and 2013 and a $0.9 million increase in intangible asset amortization expense. The remainder of the increase is due to increases in depreciation, business insurance, recruiting and other expenses related to international expansion during the year ended December 31, 2013 compared to 2012.

Gain on change in fair value of contingent consideration, net

During the year ended December 31, 2013, we recognized a net gain of $1.7 million compared to a net loss of $0.8 million for the year ended December 31, 2012 on the change in fair value of contingent consideration related to acquisitions.  Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC Topic 805”) requires that contingent consideration be recognized at fair value on the acquisition date and re-measured each reporting period with subsequent adjustments recognized in the consolidated statement of operations. We estimate the fair value of contingent consideration liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. We believe our estimates and assumptions are reasonable; however, there is significant judgment involved. At each reporting date, the contingent consideration obligation will be revalued to estimated fair value and changes in fair value subsequent to the acquisitions will be reflected in operating income or expense in the consolidated statements of operations, and could cause a material impact to, and volatility in, our operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. See Note 2 to the Consolidated Financial Statements for a detailed discussion of the acquisitions we have completed and the changes in fair value of contingent consideration during the year ended December 31, 2013.

Interest expense

Interest expense was $0.4 million and $0.3 million for the years ended December 31, 2013 and 2012, respectively.

Other income

Other income was $0.5 million and $0.4 million for the years ended December 31, 2013 and 2012, respectively, and consisted primarily of income from a joint venture, foreign currency gains and losses and interest income in both years.

Income taxes

Income tax expense was $14.7 million for the year ended December 31, 2013 compared to $13.1 million for the year ended December 31, 2012. The increase in income tax expense is primarily due to an increase in income before income taxes in 2013 compared to 2012.  Our effective income tax rate was 38.3% and 36.6% for the years ended December 31, 2013 and 2012, respectively. During the year ended December 31, 2012, we recognized an income tax benefit of $1.6 million on the reduction of an uncertain tax position liability relating to a prior tax deduction that is now outside the applicable statute of limitations. Excluding this income tax benefit, our effective income tax rate was 41.1% for the year ended December 31, 2012. The decrease in the effective income tax rate compared to 2012 is due to a larger portion of our 2013 income being derived from foreign jurisdictions which are taxed at lower rates. See Note 8 to the accompanying Consolidated Financial Statements for further information regarding income taxes.

As of December 31, 2013, we had approximately $27.9 million of accumulated undistributed earnings generated by our foreign subsidiaries. No provision has been made for income taxes that would be payable upon the distribution of such earnings since we intend to permanently reinvest these earnings. If these earnings were distributed in the form of dividends or otherwise, the distributions would be subject to U.S. federal income tax at the statutory rate of 35 percent, less foreign tax credits available to offset such distributions, if any. In addition, such distributions may be subject to withholding taxes in the various tax jurisdictions.

Year ended December 31, 2012 compared to the year ended December 31, 2011

For the year ended December 31, 2012, we had income before income taxes of $35.8 million compared to $28.4 million for the year ended December 31, 2011.  The improved results are primarily due to an increase in operating income of $7.7 million, the components of which are discussed below. Included in operating income for 2011 is a $1.0 million gain on the reversal of a deferred rent liability related to the execution of a new lease for our Troy, Michigan facility during the second quarter of 2011.  Also included in operating income is a $0.8 million net loss in 2012 and a $0.5 million net gain in 2011 on the change in estimated fair value of contingent consideration during 2012 and 2011 related to acquisitions completed, which is discussed further below and in Note 2 to the Consolidated Financial Statements. Net income was $22.7 million, or $1.18 per diluted share, for the year ended December 31, 2012 compared to $17.9 million, or $0.94 per diluted share, for 2011. Included in net income is a $1.6 million income tax benefit during the third quarter of 2012 and a $0.9 million tax benefit during the fourth quarter of 2011 on the reduction of uncertain tax positions relating to periods that are now outside the applicable statute of limitations.

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

Revenue

	Years ended December 31,
	2012	2011
	(Dollars in thousands)
Learning Solutions	$158,118	$126,177
Professional & Technical Services	82,447	83,551
Sandy Training & Marketing	70,243	54,604
Performance Readiness Solutions	55,794	40,079
Energy Services	34,970	28,756
	$401,572	$333,167

Learning Solutions revenue increased $31.9 million or 25.3% during the year ended December 31, 2013 compared to 2012. The increase in revenue is due to the following:

•
A $11.5 million increase in our U.S. Learning Solutions organization due to increased e-Learning content development and training BPO services primarily due to new contracts in 2011 and 2012 with clients specializing in financial services and human resource management and expansion of work with existing clients;

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

Professional & Technical Services revenue decreased $1.1 million or 1.3% during the year ended December 31, 2012 compared to 2011. The decrease in revenue is due to the following:

•	A $2.0 million decrease in technical services for a pharmaceutical customer due to project completions;

•	A $1.7 million decrease in revenue due to the completion of a large lean consulting contract in 2012; and

•	A $0.6 million net decrease primarily due to a decline in government training and engineering services.

These decreases were offset in part by a $3.2 million increase in revenue attributable to the acquired RWD business being included for an additional 3.5 months in 2012 as the acquisition was completed on April 15, 2011.

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

Energy Services revenue increased $6.2 million or 21.6% during the year ended December 31, 2012 compared to 2011. The Rovsing acquisition which was completed on September 17, 2012 contributed approximately $1.3 million of revenue during 2012. The remainder of the revenue increase is due to a $2.8 million increase relating to construction projects for alternative fuel station facilities and a $1.7 million increase in EtaPROTM software sales and related services, as well as increases in workforce development training for energy customers during 2012 compared to 2011.

Gross profit

	Years ended December 31,
	2012		2011
		% Revenue		% Revenue
	(Dollars in thousands)
Learning Solutions	$30,065	19.0%	$20,432	16.2%
Professional & Technical Services	14,279	17.3%	15,765	18.9%
Sandy Training & Marketing	10,954	15.6%	8,116	14.9%
Peformance Readiness Solutions	7,762	13.9%	4,662	11.6%
Energy Services	8,911	25.5%	7,659	26.6%
	$71,971	17.9%	$56,634	17.0%

Learning Solutions gross profit of $30.1 million or 19.0% of revenue for the year ended December 31, 2012 increased by $9.6 million or 47.1% when compared to gross profit of approximately $20.4 million or 16.2% of revenue for the year ended December 31, 2011. Approximately $2.3 million of the increase in gross profit is attributable to the acquisitions we completed in 2011 and 2012. In addition, $4.3 million of the increase in gross profit is attributable to the Europe operations in this segment primarily due to increased revenue and profitability on government funded skills training services in the UK which have higher margins than the other businesses in this segment. The remaining $3.0 million increase in gross profit is due to an increase in profitability in our U.S. e-Learning and BPO organizations due to the revenue growth discussed above.

Professional & Technical Services gross profit of $14.3 million or 17.3% of revenue for the year ended December 31, 2012 decreased by $1.5 million or 9.4% when compared to gross profit of approximately $15.8 million or 18.9% of revenue for the year ended December 31, 2011. Despite the net revenue increase in this segment, gross profit decreased primarily due to a decline in revenue and gross profit on a high margin lean consulting project and reduced profit margins on certain government projects during 2012 compared to 2011.

Sandy Training & Marketing gross profit of $11.0 million or 15.6% of revenue for the year ended December 31, 2012 increased by $2.8 million or 35.0% when compared to gross profit of $8.1 million or 14.9% for the year ended December 31, 2011. The increase in gross profit is primarily due to the revenue increases noted above.

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

Energy Services gross profit of $8.9 million or 25.5% of revenue for the year ended December 31, 2012 increased by $1.3 million or 16.3% when compared to gross profit of $7.7 million or 26.6% of revenue for the year ended December 31, 2011 primarily due to the revenue increases noted above.

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

Income taxes

Income tax expense was $13.1 million for the year ended December 31, 2012 compared to $10.5 million for the year ended December 31, 2011. The increase in income tax expense is primarily due to an increase in income before income taxes in 2012 compared to 2011. Our effective income tax rate was 36.6% and 37.1% for the years ended December 31, 2012 and 2011, respectively. During the years ended December 31, 2012 and 2011, we recognized income tax benefits of $1.6 million and $0.9 million, respectively, on the reduction of uncertain tax position liabilities relating to prior tax deductions that are now outside the applicable statute of limitations. Excluding these income tax benefits, our effective income tax rate was 41.1% and 40.2% for the years ended December 31, 2012 and 2011, respectively. The increase in the effective income tax rate is due to losses in certain foreign jurisdictions for which we currently receive no income tax benefit. See Note 8 to the accompanying Consolidated Financial Statements for further information regarding income taxes.

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

Liquidity and Capital Resources

Working Capital

For the year ended December 31, 2013, our working capital increased $9.6 million from $49.1 million at December 31, 2012 to $58.7 million at December 31, 2013. The increase in working capital is primarily due to an increase in working capital requirements due to an increase in the volume of business during 2013 compared to 2012. As of December 31, 2013, we had no long-term debt and $0.4 million of short-term borrowings outstanding. We believe that cash generated from operations and borrowings available under our Credit Agreement ($48.9 million of available borrowings as of December 31, 2013) will be sufficient to fund our working capital and other requirements for at least the next twelve months.

As of December 31, 2013, the amount of cash and cash equivalents held outside of the U.S. by foreign subsidiaries was $5.6 million. At the present time, we do not anticipate repatriating these balances to fund domestic operations. We would be required to accrue for and pay taxes in the U.S. in the event we decided to repatriate these funds.

Acquisition-Related Payments

During the year ended December 31, 2013, we used $13.5 million of cash to complete acquisitions (net of cash acquired) and $1.7 million of cash for contingent consideration payments related to previously completed acquisitions. In addition to the upfront purchase prices paid for acquisitions, we may be required to pay the following additional contingent consideration in connection with acquisitions we previously completed (dollars in thousands):

	As of December 31, 2013			Recorded
	Maximum contingent consideration due in			Liability as of
Acquisition:	2014	2015	Total	Dec. 31, 2013
Bath Consulting	$997	$—	$997	$997
Asentus	1,600	—	1,600	—
Prospero	2,805	1,870	4,675	1,841
Lorien	989	—	989	959
Total	$6,391	$1,870	$8,261	$3,797

ASC Topic 805 requires that contingent consideration be recognized at fair value on the acquisition date and be re-measured each reporting period with subsequent adjustments recognized in the consolidated statements of operations. The recorded liability shown above represents the fair value of contingent consideration as of December 31, 2013.

Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in the automotive sector. Revenue from the automotive industry accounted for approximately 16%, 17% and 17% of our consolidated revenue for the years ended December 31, 2013, 2012 and 2011, respectively. Beginning in 2013, we also have a market concentration in the financial and insurance sector. Revenue from the financial and insurance industry accounted for approximately 11% of our consolidated revenue for the year ended December 31, 2013. We also have a concentration of revenue from the United States government. For the years ended December 31, 2013, 2012 and 2011, sales to the United States government and its agencies represented approximately 10%, 12% and 14%, respectively, of our consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by us as separate customers.  No single customer accounted for more than 10% of our consolidated revenue in 2013. Accounts receivable from a single automotive customer totaled $7.1 million as of December 31, 2013 and $9.0 million as of December 31, 2012, accounting for approximately 8% and 11% of our total accounts receivable as of those dates, respectively.

Share Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors. Repurchases are made at management’s discretion in accordance with applicable federal securities law. The amount and timing of share repurchases depend on a variety of factors, including market conditions and prevailing stock prices. The share repurchase authorization does not obligate us to acquire any specific number of shares in any period, and may be modified, suspended or discontinued at any time at the discretion of our Board of Directors.  During the years ended December 31, 2013, 2012 and 2011, we repurchased approximately 67,000, 180,000 and 125,000 shares, respectively, of our common stock in the open market for a total cost of approximately $1.7 million, $3.4 million and $1.4 million, respectively. As of December 31, 2013, there was approximately $4.3 million available for future repurchases under the current buyback program. There is no expiration date for the repurchase program.

Cash Flows

Year ended December 31, 2013 compared to the year ended December 31, 2012

Our cash balance decreased $2.1 million from $7.8 million as of December 31, 2012 to $5.6 million as of December 31, 2013. The decrease in cash and cash equivalents during the year ended December 31, 2013 resulted from cash provided by operating activities of $16.3 million, cash used in investing activities of $20.2 million, cash provided by financing activities of $2.7 million and a $0.8 million negative effect due to exchange rate changes on cash and cash equivalents.

Cash provided by operating activities was $16.3 million for the year ended December 31, 2013 compared to $25.3 million in 2012.  The decrease in cash provided by operating activities is primarily due to unfavorable changes in working capital items, primarily due to increases in accounts receivable, costs and estimated earnings in excess of billings on uncompleted contracts and prepaid expenses and other current assets during 2013 compared to 2012.

Cash used in investing activities was $20.2 million for the year ended December 31, 2013 compared to $14.7 million in 2012. The increase in cash used in investing activities is primarily due to a $4.2 million increase in fixed asset additions during 2013 compared to 2012 due to asset purchases in connection with the relocation of our headquarters office during the third quarter of 2013, an increase in software licenses for our financial system and an increase in computer equipment purchases by our foreign operations. In addition, we used $13.5 million of cash for acquisitions, net of cash acquired, during 2013 compared to $12.2 million in 2012.

Cash provided by financing activities was $2.7 million for the year ended December 31, 2013 compared to cash used in financing activities of $7.1 million in 2012.  The increase in cash provided by financing activities is primarily due to a $5.3 million increase in negative cash book balances during the year ended December 31, 2013 compared to a $1.9 million decrease in negative cash book balances in 2012. In addition, we used $1.7 million of cash for share repurchases in 2013 compared to $3.4 million in 2012.

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

Short-term Borrowings

We have a $50 million Financing and Security Agreement (the “Credit Agreement”) with a bank that expires on October 31, 2015 and is secured by certain of our assets. The Credit Agreement contains a provision to increase the maximum principal amount to $75 million upon lender approval. The maximum interest rate on the Credit Agreement is the daily LIBOR market index rate plus 2.25%. Based upon our financial performance, the interest rate can be reduced. The Credit Agreement contains covenants which require us to maintain a minimum tangible net worth of no less than $35.0 million, a total liabilities to tangible net worth ratio of no more than 3.0 to 1.0, and a cash flow to debt service ratio of no less than 3.0 to 1.0. As of December 31, 2013, our tangible net worth was $60.9 million, our total liabilities to tangible net worth ratio was 1.43 to 1.0 and our cash flow to debt service ratio was 72.1 to 1.0, all of which were in compliance with the Credit Agreement. As of December 31, 2013, there were $0.4 million of borrowings outstanding and $48.9 million of available borrowings under the Credit Agreement.

Contractual Payment Obligations

We enter into various agreements that result in contractual obligations in connection with our business activities.  These obligations primarily relate to operating leases and purchase commitments under non-cancelable contracts for certain products and services. The following table summarizes our total contractual payment obligations as of December 31, 2013 (in thousands):

	Payments due in
		2015–	2017–	After
	2014	2016	2018	2019	Total
Short-term borrowings	$407	$—	$—	$—	$407
Facility lease commitments	6,263	10,727	7,896	15,388	40,274
Other operating lease commitments	1,196	745	77	—	2,018
Purchase commitments *	3,515	685	—	—	4,200
Total	$11,381	$12,157	$7,973	$15,388	$46,899

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

Off-Balance Sheet Commitments

As of December 31, 2013, we had six outstanding letters of credit totaling $0.7 million, which expire in 2014 through 2018. In addition, we have three outstanding performance bonds totaling $3.6 million relating to construction contracts scheduled to be completed in 2014. We do not have any off-balance sheet financing except for operating leases and letters of credit entered into in the normal course of business.

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

Certain of our accounting policies require higher degrees of judgment than others in their application. These include revenue recognition, impairment of intangible assets, including goodwill, valuation of contingent consideration for business acquisitions, and income taxes, which are summarized below. In addition, Note 1 to the accompanying Consolidated Financial Statements includes further discussion of our significant accounting policies.

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

When total direct cost estimates exceed revenues, the estimated losses are recognized immediately. The use of the percentage-of-completion method requires significant judgment relative to estimating total contract revenues and costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated salaries and other costs. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. When revisions in estimated contract revenues and costs are determined, such adjustments are recorded in the period in which they are first identified.

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

Certain of our fixed price commercial contracts contain revenue arrangements with multiple deliverables.  Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables can be divided into more than one unit of accounting. For contracts determined to have more than one unit of accounting, we recognize revenue for each deliverable based on the revenue recognition policies discussed above.  Within each multiple deliverable project, there is objective and reliable fair value across all units of the arrangement, as discounts are not offered or applied to one deliverable versus another, and the rates bid across all deliverables are consistent.

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

Impairment of Intangible Assets, Including Goodwill

We review goodwill for impairment annually as of December 31 and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We test goodwill at the reporting unit level. A reporting unit is an operating segment, or one level below an operating segment, as defined by U.S. GAAP. Our reporting units are: (i) Learning Solutions, (ii) Europe, (iii) Professional & Technical Services, (iv) Sandy Training & Marketing, (v) Performance Readiness Solutions (formerly RWD), and (vi) Energy Services. Our Learning Solutions and Europe reporting units comprise our Learning Solutions reportable segment and all of the other reporting units each represent separate reportable segments.

Our goodwill balances as of December 31, 2013 for each reporting unit were as follows (in thousands):

Reporting Unit
Learning Solutions – U.S.	$35,348
Learning Solutions - Europe	24,839
Professional & Technical Services	37,690
Sandy Training & Marketing	653
Performance Readiness Solutions	9,795
Energy Services	8,662
$116,987

Effective January 1, 2013, we made changes to our organizational structure to transfer the management responsibility of certain business units between segments, which resulted in a change in the composition of certain of our operating segments.  The changes primarily consisted of: (i) the alternative fuels business unit transferred from Professional & Technical Services to Energy Services; (ii) a business unit which predominantly provides content development services to U.S. government and commercial clients transferred from Learning Solutions to Professional & Technical Services; and (iii) our foreign operations in India and China and a portion of our Canadian operations transferred from Professional & Technical Services to Learning Solutions. As a result of these changes, net goodwill totaling $8.0 million, which represents goodwill specifically attributable to the affected business units, was transferred from the Learning Solutions reporting unit to the Professional & Technical Services reporting unit.

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

For our annual goodwill impairment tests as of December 31, 2013 and 2012, we performed a qualitative assessment as permitted by ASU 2011-08 for all of our reporting units and determined that it was more likely than not that the fair values of each of our reporting units exceeded their respective carrying values. For our annual goodwill impairment test as of December 31, 2011, we performed step one of the two-step impairment test and determined that the estimated fair value of each of our reporting units exceeded their respective carrying values, indicating the underlying goodwill of each unit was not impaired.

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

We have audited the accompanying consolidated balance sheets of GP Strategies Corporation and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GP Strategies Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GP Strategies Corporation internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Baltimore, Maryland
February 28, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
GP Strategies Corporation:

We have audited GP Strategies Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GP Strategies Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, GP Strategies Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GP Strategies Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 28, 2014, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baltimore, Maryland
February 28, 2014

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2013 and 2012
(In thousands, except shares and par value per share)

	2013	2012
Assets
Current assets:
Cash and cash equivalents	$5,647	$7,761
Accounts and other receivables, less allowance for doubtful accounts of $1,405 in 2013 and $1,756 in 2012	94,662	83,597
Costs and estimated earnings in excess of billings on uncompleted contracts	22,706	16,979
Deferred tax assets	2,872	2,031
Prepaid expenses and other current assets	10,651	8,112
Total current assets	136,538	118,480

Property, plant and equipment, net	9,231	5,511
Goodwill	116,987	102,821
Intangible assets, net	15,129	15,872
Other assets, net	2,271	1,750
	$280,156	$244,434
Liabilities and Stockholders’ Equity

Current liabilities:
Short-term borrowings	$407	$—
Accounts payable and accrued expenses	55,339	47,457
Billings in excess of costs and estimated earnings on uncompleted contracts	22,062	21,877
Total current liabilities	77,808	69,334
Deferred tax liabilities	7,287	6,874
Other noncurrent liabilities	2,034	889

Total liabilities	87,129	77,097

Stockholders’ equity:
Preferred stock, par value $0.01 per share;
Authorized 10,000,000 shares; no shares issued	—	—
Common stock, par value $0.01 per share; Authorized 35,000,000 shares; issued 19,175,506 shares in 2013 and 19,175,006 shares in 2012	192	192
Additional paid-in capital	167,908	167,495
Retained earnings	27,711	3,955
Treasury stock, at cost (42,534 shares in 2013 and 125,334 shares in 2012)	(1,170)	(2,494)
Accumulated other comprehensive loss	(1,614)	(1,811)
Total stockholders’ equity	193,027	167,337
	$280,156	$244,434

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2013, 2012 and 2011
(In thousands, except per share data)

	2013	2012	2011
Revenue	$436,689	$401,572	$333,167
Cost of revenue	360,424	329,601	276,533
Gross profit	76,265	71,971	56,634
Selling, general and administrative expenses	39,589	35,500	30,249
Gain on reversal of deferred rent liability	—	—	1,041
Gain (loss) on change in fair value of contingent consideration, net	1,676	(789)	517
Operating income	38,352	35,682	27,943
Interest expense	366	269	209
Other income (including interest income of $56 in 2013, $29 in 2012 and $57 in 2011)	502	389	657
Income before income taxes	38,488	35,802	28,391
Income tax expense	14,732	13,114	10,531
Net income	$23,756	$22,688	$17,860

Basic weighted average shares outstanding	19,103	18,956	18,766
Diluted weighted average shares outstanding	19,362	19,275	19,010

Per common share data:
Basic earnings per share	$1.24	$1.20	$0.95
Diluted earnings per share	$1.23	$1.18	$0.94

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years ended December 31, 2013, 2012 and 2011
(In thousands)

	2013	2012	2011
Net income	$23,756	$22,688	$17,860
Foreign currency translation adjustments	197	1,411	(995)
Comprehensive income	$23,953	$24,099	$16,865

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2013, 2012 and 2011
(In thousands, except for par value per share)

			Retained		Accumulated
	Common		earnings		other	Total
	stock	Additional	(accumulated	Treasury	comprehensive	stockholders’
	($0.01 par)	paid-in capital	deficit)	stock at cost	loss	equity
Balance at December 31, 2010	$187	$163,422	$(36,593)	$(2)	$(2,227)	$124,787

Net income	—	—	17,860	—	—	17,860
Foreign currency translation adjustments	—	—	—	—	(995)	(995)
Repurchases of common stock in the open market	—	—	—	(1,414)	—	(1,414)
Stock-based compensation expense	—	1,899	—	—	—	1,899
Issuance of stock for employer contributions to retirement plan	—	631	—	477	—	1,108
Net issuances of stock pursuant to stock compensation plans and other	1	(433)	—	581	—	149
Balance at December 31, 2011	$188	$165,519	$(18,733)	$(358)	$(3,222)	$143,394

Net income	—	—	22,688	—	—	22,688
Foreign currency translation adjustments	—	—	—	—	1,411	1,411
Repurchases of common stock in the open market	—	—	—	(3,433)	—	(3,433)
Stock-based compensation expense	—	1,780	—	—	—	1,780
Income tax benefit from stock-based compensation	—	2,034	—	—	—	2,034
Shares withheld in exchange for tax withholding payments on stock-based compensation	—	(2,750)	—	—	—	(2,750)
Issuance of stock for employer contributions to retirement plan	—	538	—	1,297	—	1,835
Net issuances of stock pursuant to stock compensation plans and other	4	374	—	—	—	378
Balance at December 31, 2012	$192	$167,495	$3,955	$(2,494)	$(1,811)	$167,337

Net income	—	—	23,756	—	—	23,756
Foreign currency translation adjustments	—	—	—	—	197	197
Repurchases of common stock in the open market	—	—	—	(1,747)	—	(1,747)
Stock-based compensation expense	—	1,628	—	—	—	1,628
Income tax benefit from stock-based compensation	—	359	—	—	—	359
Shares withheld in exchange for tax withholding payments on stock-based compensation	—	(977)	—	354	—	(623)
Issuance of stock for employer contributions to retirement plan	—	322	—	1,723	—	2,045
Net issuances of stock pursuant to stock compensation plans and other	—	(919)	—	994	—	75
Balance at December 31, 2013	$192	$167,908	$27,711	$(1,170)	$(1,614)	$193,027

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2013, 2012 and 2011
(In thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income	$23,756	$22,688	$17,860
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on reversal of deferred rent liability	—	—	(1,041)
Income tax benefit on reduction of uncertain tax position liabilities	—	(1,602)	(891)
Loss (gain) on change in fair value of contingent consideration, net	(1,676)	789	(517)
Depreciation and amortization	8,617	7,971	6,187
Non-cash compensation expense	3,673	3,615	3,100
Deferred income taxes	(285)	716	147
Changes in other operating items, net of acquired amounts:
Accounts and other receivables	(9,158)	(11,262)	(4,955)
Costs and estimated earnings in excess of billings on uncompleted contracts	(4,941)	(1,256)	(701)
Prepaid expenses and other current assets	(2,807)	(1,227)	(1,599)
Accounts payable and accrued expenses	1,174	4,003	(216)
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,478)	3,218	168
Income tax benefit of stock-based compensation	(359)	(2,034)	(131)
Contingent consideration payments in excess of fair value on acquisition date	(708)	(602)	(721)
Other	445	295	(491)
Net cash provided by operating activities	16,253	25,312	16,199

Cash flows from investing activities:
Additions to property, plant and equipment	(6,714)	(2,536)	(3,975)
Acquisitions, net of cash acquired	(13,505)	(12,184)	(36,077)
Other investing activities	—	—	(157)
Net cash used in investing activities	(20,219)	(14,720)	(40,209)

Cash flows from financing activities:
Short-term borrowings	407	—	—
Contingent consideration payments	(1,026)	(1,263)	(1,238)
Change in negative cash book balance	5,261	(1,888)	1,883
Repurchases of common stock in the open market	(1,747)	(3,433)	(1,414)
Income tax benefit from stock-based compensation	359	2,034	131
Tax withholding payments for employee stock-based compensation in exchange for shares surrendered	(623)	(2,750)	(337)
Proceeds from issuance of common stock	63	284	355
Other financing activities	(6)	(126)	(8)
Net cash provided by (used in) financing activities	2,688	(7,142)	(628)
Effect of exchange rate changes on cash and cash equivalents	(836)	160	(113)
Net change in cash and cash equivalents	(2,114)	3,610	(24,751)
Cash and cash equivalents at beginning of year	7,761	4,151	28,902
Cash and cash equivalents at end of year	$5,647	$7,761	$4,151
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$179	$104	$100
Income taxes	$13,879	$12,532	$10,078

Non-cash investing and financing activities:
Accrued contingent consideration	$4,243	$765	$112

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

Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in the automotive sector. Revenue from the automotive industry accounted for approximately 16%, 17% and 17% of our consolidated revenue for the years ended December 31, 2013, 2012 and 2011, respectively.  Beginning in 2013, we also have a market concentration in the financial and insurance sector. Revenue from the financial and insurance industry accounted for approximately 11% of our consolidated revenue for the year ended December 31, 2013. We also have a concentration of revenue from the United States government. For the years ended December 31, 2013, 2012 and 2011, sales to the United States government and its agencies represented approximately 10%, 12% and 14%, respectively, of our consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by us as separate customers. No single customer accounted for more than 10% of our consolidated revenue in 2013. Accounts receivable from a single automotive customer totaled $7,106,000 as of December 31, 2013 and $8,986,000 as of December 31, 2012, accounting for approximately 8% and 11% of our total accounts receivable as of those dates, respectively.

Cash and Cash Equivalents

Cash and cash equivalents consist of short-term highly liquid investments with original maturities of three months or less. Outstanding checks which have been issued but not presented to the banks for payment in excess of amounts on deposit may create negative book cash balances. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods. Such negative cash balances are included in accounts payable and accrued expenses and totaled $5,261,000 and $0 as of December 31, 2013 and 2012, respectively. Changes in negative book cash balances from period to period are reported as a financing activity in the consolidated statement of cash flows.

Allowance for Doubtful Accounts Receivable

Trade accounts receivable are recorded at invoiced amounts. We evaluate the collectability of trade accounts receivable based on a combination of factors. When we are aware that a specific customer may be unable to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s operating results or financial position, we evaluate the need to record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. We also record reserves for bad debt for all other customers based on a variety of factors, including the length of time the receivables are past due, historical collection experience and trends of past due accounts, write-offs and specific identification and review of past due accounts. Actual collections of trade receivables could differ from management’s estimates due to changes in future economic or industry conditions or specific customers’ financial conditions.

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

Activity in our allowance for doubtful accounts was comprised of the following for the periods indicated:

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Beginning balance	$1,756	$1,015	$701
Additions	121	782	601
Deductions	(472)	(41)	(287)
Ending balance	$1,405	$1,756	$1,015

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

When total direct cost estimates exceed revenues, the estimated losses are recognized immediately. The use of the percentage-of-completion method requires significant judgment relative to estimating total contract revenues and costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated salaries and other costs. Estimates of total contract revenues and costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. When revisions in estimated contract revenues and costs are determined, such adjustments are recorded in the period in which they are first identified.

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

Certain of our fixed price commercial contracts contain revenue arrangements with multiple deliverables.  Revenue arrangements with multiple deliverables are evaluated to determine if the deliverables can be divided into more than one unit of accounting. For contracts determined to have more than one unit of accounting, we recognize revenue for each deliverable based on the revenue recognition policies discussed above.  Within each multiple deliverable project, there is objective and reliable fair value across all units of the arrangement, as discounts are not offered or applied to one deliverable versus another, and the rates bid across all deliverables are consistent.

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

Other Current Assets

Prepaid expenses and other current assets on our consolidated balance sheet include prepaid expenditures for goods or services before the goods are used or the services are received, inventories and work in progress on customer contracts. Prepaid expenses are charged to expense in the periods the benefits are realized. Inventories are stated at lower of cost or market. Provision is made to reduce excess and obsolete inventories to their estimated net realizable value.

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

Impairment of Long-Lived Assets

Long-lived assets, such as property, plant, and equipment, and intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized at the amount by which the carrying amount of the asset exceeds the fair value of the asset. Impairment of long-lived assets is assessed at the lowest level for which there are identifiable cash flows that are independent from other groups of assets. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated.

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

For our annual goodwill impairment tests as of December 31, 2013 and 2012, we performed a qualitative assessment as permitted by ASU 2011-08 for all of our reporting units and determined that it was more likely than not that the fair values of each of our reporting units exceeded their respective carrying values. For our annual goodwill impairment test as of December 31, 2011, we performed step one of the two-step impairment test and determined that the estimated fair values of each of our reporting units exceeded their respective carrying values, indicating the underlying goodwill of each unit was not impaired.

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

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

Other Assets

Other assets primarily include certain software development and implementation costs, an investment in a joint venture, other assets obtained to fulfill customer related contract obligations and capitalized set-up costs on outsourcing contracts. We capitalize the cost of internal-use software in accordance with ASC Topic 350-40, Internal-Use Software. These costs consist of payments made to third parties for software development and implementation and are amortized using the straight-line method over their estimated useful lives, typically three to five years. We account for a 5% interest in a joint venture partnership under the equity method of accounting because significant influence exists due to certain factors, including representation on the partnership’s Management Board and voting rights.

Certain project transition costs related to the set-up of processes, personnel and systems are deferred during the transition period and expensed on a straight-line basis over the period the outsourcing services are provided, not to exceed the term of the contract. The deferred costs are specific internal costs or incremental external costs directly related to transition or set-up activities necessary to enable the outsourced services. Unamortized set-up costs are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets. Capitalized set-up costs were $1,178,000 and $0 as of December 31, 2013 and 2012, respectively, and are included in other assets on our consolidated balance sheet.

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

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

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

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Non-dilutive instruments	28	64	115
Dilutive common stock equivalents	259	319	244

Stock-Based Compensation

Pursuant to our stock-based incentive plans which are described more fully in Note 9, we grant stock options, restricted stock, stock units, and equity to officers, employees, and members of the Board of Directors.  We compute compensation expense for all equity-based compensation awards issued to employees using the fair-value measurement method. We recognize compensation expense on a straight-line basis over the requisite service period for stock-based compensation awards with both graded and cliff vesting terms. We apply a forfeiture estimate to compensation expense recognized for awards that are expected to vest during the requisite service period, and revise that estimate if subsequent information indicates that the actual forfeitures will differ from the estimate. We recognize the cumulative effect of a change in the number of awards expected to vest in compensation expense in the period of change.  We do not capitalize any material portion of our stock-based compensation.

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

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

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

The carrying value of financial instruments including cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate estimated market values because of short-term maturities and interest rates that approximate current rates. Our fair value measurements relate to goodwill, intangible assets and contingent consideration recognized in connection with acquisitions and are valued using Level 3 inputs.

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

The following tables summarize the purchase prices and purchase price allocations for the acquisitions completed during the years ended December 31, 2013, 2012 and 2011.  A description of the acquired businesses during each year is summarized below each table.

2013 Acquisitions	(Dollars in thousands)
Acquired company	Prospero	Lorien

Acquisition date	5/31/2013	6/12/2013

Cash purchase price	$7,028	$6,734
Fair value of contingent consideration	3,670	573
Total purchase price	$10,698	$7,307

Purchase price allocation:
Cash	$—	$23
Accounts receivable	—	1,856
Other assets	7	1,553
Property, plant and equipment	51	116
Intangible assets	2,801	1,715
Goodwill	8,112	5,494
Total assets	10,971	10,757

Accounts payable and accrued expenses	40	1,975
Billings in excess of costs and estimated earnings on uncompleted contracts	233	1,132
Deferred tax liability	—	343
Total liabilities	273	3,450

Net assets acquired	$10,698	$7,307

Prospero

On May 31, 2013, we completed the acquisition of Prospero Learning Solutions (“Prospero”), a Canada-based provider of custom learning and content development solutions.  The upfront purchase price for Prospero was $7,046,000 which was paid in cash at closing and was subsequently reduced by a working capital adjustment of $18,000 received from the sellers. In addition, the purchase agreement requires up to an additional $4,675,000 of consideration, contingent upon the achievement of certain earnings targets during the two twelve-month periods following completion of the acquisition, as defined in the purchase agreement. We recorded intangible assets as a result of the acquisition, including $2,801,000 of customer-related intangible assets which are being amortized over five years subsequent to the acquisition date. The acquired Prospero business is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements since June 1, 2013. We expect that a portion of  the goodwill recorded for financial statement purposes will be deductible for tax purposes. The pro-forma impact of the acquisition is not material to our results of operations. The acquired Prospero business is included in our Canadian subsidiary and its functional currency is the Canadian Dollar. The purchase price allocation above was translated into U.S. dollars based on the exchange rate in effect on the date of acquisition.

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

Lorien

On June 12, 2013, we completed the acquisition of Lorien Engineering Solutions (“Lorien”), a United Kingdom-based provider of engineering design and project management services with specific expertise in the food and beverage, manufacturing and life sciences industries. The upfront purchase price for Lorien was $6,734,000 which was paid in cash at closing. In addition, the purchase agreement requires up to an additional $989,000 of consideration, contingent upon the achievement of certain earnings targets during the first twelve months following completion of the acquisition, as defined in the purchase agreement. We recorded intangible assets as a result of the acquisition, including $1,715,000 of customer-related intangible assets which are being amortized over five years subsequent to the acquisition date. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired Lorien business is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements since June 12, 2013. The pro-forma impact of the acquisition is not material to our results of operations. The acquired Lorien business is included in our United Kingdom subsidiary and its functional currency is the British Pound Sterling. The purchase price allocation above was translated into U.S. dollars based on the exchange rate in effect on the date of acquisition.

2012 Acquisitions	(Dollars in thousands)
Acquired company	Information Horizons	Asentus	Rovsing Dynamics	Blessing White

Acquisition date	5/1/2012	6/29/2012	9/17/2012	10/1/2012

Cash purchase price	$531	$1,417	$720	$10,529
Fair value of contingent consideration	—	765	—	—
Total purchase price	$531	$2,182	$720	$10,529

Purchase price allocation:
Cash	$—	$396	$20	$830
Accounts receivable	—	1,970	—	2,796
Other assets	—	411	898	527
Property, plant and equipment	26	46	5	76
Intangible assets	505	443	775	3,280
Goodwill	—	1,957	458	6,070
Total assets	531	5,223	2,156	13,579

Accounts payable and accrued expenses	—	2,708	428	1,456
Billings in excess of costs and estimated earnings on uncompleted contracts	—	247	1,008	282
Deferred tax liability	—	86	—	1,312
Total liabilities	—	3,041	1,436	3,050

Net assets acquired	$531	$2,182	$720	$10,529

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

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

Asentus

On June 29, 2012, through our wholly-owned subsidiaries in Canada and Europe, we acquired the business and operations of Asentus Consulting Group Ltd. and Asentus Europe B.V. (collectively, “Asentus”). Asentus is an international provider of IT technical training content, and live and virtual training event services, with offices in Vancouver, Canada, The Netherlands, Germany and France. The total purchase price for both companies was $1,417,000, of which $1,100,000 was paid in cash at closing and $317,000 was paid during the fourth quarter of 2012 subsequent to the finalization of a working capital calculation pursuant to the purchase agreement. In addition, the purchase agreement requires up to an additional $3,700,000 of consideration, contingent upon the achievement of certain earnings targets, as defined in the purchase agreement, during two successive twelve-month periods following the closing. No contingent consideration was payable with respect to the first twelve-month period following completion of the acquisition as the earnings target was not achieved. A maximum of $1,600,000 would be payable subsequent to the second twelve-month period following completion of the acquisition if the earnings target is achieved. We recorded amortizable intangible assets as a result of the acquisition, which included $325,000 of customer-related intangible assets which are being amortized over an estimated useful life of five years and $118,000 of intellectual property which is being amortized over an estimated useful life of three years. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired Asentus business is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements since July 1, 2012. The pro-forma impact of the acquisition is not material to our results of operations.

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

BlessingWhite

On October 1, 2012, we completed the acquisition of BlessingWhite, a provider of leadership development and employee engagement solutions. The total purchase price was $10,762,000 in cash at closing and was subsequently reduced by a $233,000 working capital adjustment received from the sellers in the first quarter of 2013. We recorded $3,280,000 of amortizable intangible assets as a result of the acquisition, which includes $1,761,000 of customer-related intangible assets which are being amortized over five years, $1,238,000 of intellectual property related to training course content which is being amortized over five years, $191,000 related to the acquired tradename which is being amortized over two years, and $90,000 related to acquired technology which is being amortized over three years from the acquisition date. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. BlessingWhite is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements since October 1, 2012. The pro-forma impact of the acquisition is not material to our results of operations.

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

Communication Consulting

On February 1, 2011, through our wholly-owned subsidiaries in Hong Kong and Shanghai, we acquired the training business and certain related assets of Cathay/Communication Consulting Limited (“Communication Consulting”), a Hong Kong-based training and consulting company with offices in Shanghai and Beijing, China, and Haryana (New Delhi) in India. Communication Consulting designs and delivers customized training solutions and specializes in the areas of leadership, communication skills, sales and customer service training. The purchase price allocation includes $390,000 of intangible assets, which consists of $230,000 for intellectual property and $160,000 for customer-related intangible assets, both of which are being amortized over five years from the acquisition date. All of the goodwill recorded for financial statement purposes will be deductible for tax purposes. The acquired Communication Consulting business is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements since February 1, 2011. The pro-forma impact of the acquisition is not material to our results of operations.

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

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

RWD Technologies

On April 15, 2011, we completed the acquisition of certain assets of the consulting business of RWD Technologies, LLC, a Delaware limited liability company, and certain of its subsidiaries (collectively, “RWD”). RWD is a provider of human capital management and IT consulting services, business transformation and lean process improvement, end-user training, change management, knowledge management and operator effectiveness management solutions in industries such as manufacturing, energy, automotive, aerospace, healthcare, life sciences, consumer products, financial, telecommunications, services and higher education as well as the public sector. We paid $27,980,000 of cash at closing. The purchase price was subsequently reduced by a working capital adjustment of $2,220,000 received from the sellers in September 2011. The purchase price allocation includes $3,726,000 of intangible assets, which consists of $2,935,000 for customer-related intangible assets which are being amortized over 5.9 years and $791,000 related to the acquired tradename which was amortized over two years from the acquisition date. All of the goodwill recorded for financial statement purposes will be deductible for tax purposes. A portion of the acquired business is reported as a separate reportable segment named Performance Readiness Solutions (formerly RWD), and the other business units are included in the Professional & Technical Services and Sandy Training & Marketing segments. The results of RWD’s operations have been included in the consolidated financial statements since April 16, 2011.

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

Below is a summary of the potential contingent consideration we may be required to pay in connection with completed acquisitions as of December 31, 2013 (dollars in thousands):

	Original range
	of potential	As of December 31, 2013
	undiscounted	Maximum contingent consideration due in
Acquisition:	payments	2014	2015	Total
Bath Consulting	$0 - $2,376	$997	$—	$997
Asentus	$0 - $3,700	1,600	—	1,600
Prospero	$0 - $4,675	2,805	1,870	4,675
Lorien	$0 - $989	989	—	989
Total		$6,391	$1,870	$8,261

Below is a summary of the changes in the recorded amount of contingent consideration liabilities from December 31, 2012 to December 31, 2013 for each acquisition (dollars in thousands):

			Change in
		2013	Fair Value of	Foreign
	Liability as of	Additions	Contingent	Currency	Liability as of
Acquisition:	Dec. 31, 2012	(Payments)	Consideration	Translation	Dec. 31, 2013
Milsom	$302	$(299)	$—	$(3)	$—
Marton House	774	(759)	32	(47)	—
Bath Consulting	1,464	(676)	228	(19)	997
Asentus	544	-	(533)	(11)	—
Prospero	—	3,670	(1,727)	(102)	1,841
Lorien	—	573	324	62	959
Total	$3,084	$2,509	$(1,676)	$(120)	$3,797

As of December 31, 2013 and 2012, contingent consideration included in accounts payable and accrued expenses on the consolidated balance totaled $2,405,000 and $2,540,000, respectively. As of December 31, 2013 and 2012, we also had accrued contingent consideration totaling $1,392,000 and $544,000, respectively, which is included in other long-term liabilities on the consolidated balance sheet and represents the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

(3)	Goodwill & Other Intangible Assets
Goodwill

Changes in the carrying amount of goodwill by reportable business segment for the years ended December 31, 2013 and 2012 were as follows (in thousands):

		Professional	Sandy	Performance
	Learning	& Technical	Training &	Readiness
	Solutions	Services	Marketing	Solutions	Energy	Total
Net book value at
January 1, 2012
Goodwill	$39,109	$45,520	$6,161	$9,795	$8,170	$108,755
Accumulated impairment losses	(2,079)	(7,830)	(5,508)	—	—	(15,417)
Total	37,030	37,690	653	9,795	8,170	93,338
2012 Activity:
Acquisitions	8,226	—	—	—	340	8,566
Foreign currency translation	913	—	—	—	12	925
Other	(8)	—	—	—	—	(8)
Net book value at
December 31, 2012
Goodwill	48,240	45,520	6,161	9,795	8,522	118,238
Accumulated impairment losses	(2,079)	(7,830)	(5,508)	—	—	(15,417)
Total	46,161	37,690	653	9,795	8,522	102,821
2013 Activity:
Acquisitions	13,606	—	—	—	—	13,606
Purchase adjustments	(196)	—	—	—	117	(79)
Foreign currency translation	620	—	—	—	23	643
Other	(4)	—	—	—	—	(4)
Net book value at
December 31, 2013
Goodwill	62,266	45,520	6,161	9,795	8,662	132,404
Accumulated impairment losses	(2,079)	(7,830)	(5,508)	—	—	(15,417)
Total	$60,187	$37,690	$653	$9,795	$8,662	$116,987

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

December 31, 2013
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Customer relationships	$26,470	$(13,070)	$13,400
Tradenames	191	(119)	72
Intellectual property and other	2,364	(707)	1,657
	$29,025	$(13,896)	$15,129

December 31, 2012
Customer relationships	$22,193	$(9,064)	$13,129
Tradenames	982	(700)	282
Intellectual property and other	3,686	(1,225)	2,461
	$26,861	$(10,989)	$15,872

Amortization expense for intangible assets was $5,354,000, $4,598,000 and $3,418,000 for the years ended December 31, 2013, 2012 and 2011, respectively. Estimated amortization expense for intangible assets included in our consolidated balance sheet as of December 31, 2013 is as follows (in thousands):

Fiscal year ending:
2014	$5,404
2015	3,995
2016	2,984
2017	1,882
2018	832
Thereafter	32
Total	$15,129

As of December 31, 2013, our intangible assets with definite lives had a weighted average remaining useful life of 3.5 years. We have no amortizable intangible assets with indefinite useful lives.

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

(4)	Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2013	2012
Machinery, equipment and vehicles	$19,308	$15,043
Furniture and fixtures	3,295	2,274
Leasehold improvements	1,553	1,058
Buildings	404	396
	24,560	18,771
Accumulated depreciation and amortization	(15,329)	(13,260)
	$9,231	$5,511

Depreciation expense was $2,982,000, $2,636,000 and $2,146,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

(5)	Short-Term Borrowings

We have a $50,000,000 Financing and Security Agreement (the “Credit Agreement”) with a bank that expires on October 31, 2015 and is secured by certain of our assets. The Credit Agreement contains a provision to increase the maximum principal amount to $75,000,000 upon lender approval. The maximum interest rate on the Credit Agreement is the daily LIBOR market index rate plus 2.25%. Based upon our financial performance, the interest rate can be reduced. For the year ended December 31, 2013, the weighted average interest rate on our borrowings was 1.5%. The Credit Agreement contains covenants with respect to our minimum tangible net worth, total liabilities to tangible net worth ratio and cash flow to debt service ratio. We were in compliance with all loan covenants under the Credit Agreement as of December 31, 2013. As of December 31, 2013, there were $407,000 of borrowings outstanding and $48,931,000 of available borrowings under the Credit Agreement.

(6)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31,
	2013	2012
Trade accounts payable	$11,815	$11,061
Accrued salaries, vacation and benefits	15,731	16,463
Other accrued expenses	20,127	17,393
Accrued contingent consideration	2,405	2,540
Negative cash book balance	5,261	—
	$55,339	$47,457

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

(7)	Employee Benefit Plan

We offer the GP Retirement Savings Plan (the “Plan”) to our employees. Eligible employees are automatically enrolled unless they elect to not participate in the Plan, and contributions begin as soon as administratively feasible after enrollment.  The Plan permits pre-tax contributions to the Plan by participants pursuant to Section 401(k) of the Internal Revenue Code (IRC).  We make matching contributions at our discretion. In 2013, 2012 and 2011, we contributed 84,333, 107,728, and 93,472 shares, respectively, of our common stock directly to the Plan with a value of approximately $2,045,000, $1,835,000 and $1,108,000, respectively. In addition, we contributed cash, net of forfeitures, of $200,000, $150,000 and $334,000 to the Plan for matching contributions for the years ended December 31, 2013, 2012 and 2011, respectively. For the years ended December 31, 2013, 2012 and 2011, we recognized total compensation expense of $2,245,000, $1,985,000 and $1,442,000, respectively, in the consolidated statements of operations for matching contributions to the Plan.

(8)       Income Taxes

The components of income before income taxes and income tax expense for the years ended December 31, 2013, 2012 and 2011 are as follows (in thousands):

	Years ended December 31,
	2013	2012	2011
Income before income taxes:
Domestic	$31,738	$27,827	$21,976
Foreign	6,750	7,975	6,415
Total income before income taxes	$38,488	$35,802	$28,391

Income tax expense:
Current:
Federal	$10,348	$7,846	$6,869
State and local	2,130	1,653	1,750
Foreign	2,539	2,899	1,765
Total current	15,017	12,398	10,384
Deferred:
Federal	226	856	310
State and local	159	236	48
Foreign	(670)	(376)	(211)
Total deferred	(285)	716	147
Total income tax expense	$14,732	$13,114	$10,531

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

The difference between the expense for income tax expense computed at the statutory rate and the reported amount of income tax expense is as follows:

	December 31,
	2013	2012	2011
Federal income tax rate	35.0%	35.0%	35.0%
State and local taxes net of federal benefit	3.9	3.4	4.1
Foreign taxes	(1.4)	(0.1)	(1.2)
Permanent differences	1.5	1.9	2.1
Valuation allowance adjustments	—	—	0.1
Reduction of uncertain tax position liabilities	—	(4.5)	(3.1)
Other	(0.7)	0.9	0.1

Effective tax rate	38.3%	36.6%	37.1%

Uncertain Tax Positions

During the third quarter of 2012, we recognized an income tax benefit of $1,602,000 on the reduction of an uncertain tax position liability relating to a prior tax deduction that is now outside the applicable statute of limitations. The income tax benefit included a $1,418,000 reduction in the uncertain tax position liability and the reversal of $184,000 of accrued interest and penalties. During the fourth quarter of 2011, we recognized an income tax benefit of $891,000 on the reduction of an uncertain tax position liability relating to a period that is outside the applicable statute of limitations. The income tax benefit included an $800,000 reduction in the uncertain tax position liability and the reversal of $91,000 of accrued interest and penalties. Excluding the impact of these income tax benefits in both years, our effective income tax rate was 41.1% and 40.2% for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2013 and 2012, we had no uncertain tax positions reflected on our consolidated balance sheet.

We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2013, 2012 and 2011, we recognized $0, $(160,000) and $(6,000), respectively, of interest expense (income) related to these tax positions which is reflected within income tax expense in the consolidated statements of operations. We and our subsidiaries file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions.  We are no longer subject to U.S. federal, state and local, or non-U.S. income tax examination by tax authorities for years prior to 2009.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, is as follows (in thousands):

	Years ended December 31,
	2012	2011
Unrecognized tax benefits at beginning of the year	$1,418	$2,218
Additions related to current year tax positions	—	—
Additions related to prior year tax positions	—	—
Settlements	—	—
Reductions due to lapse of statute of limitations	(1,418)	(800)
Unrecognized tax benefits at end of the year	$—	$1,418

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

Deferred Income Taxes

The tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities that are included in the net deferred tax assets and liabilities are summarized as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Allowance for doubtful accounts	$508	$492
Accrued liabilities	1,787	1,131
Stock-based compensation expense	629	499
Net federal, state and foreign operating loss carryforwards	922	288
Deferred tax assets	3,846	2,410
Deferred tax liabilities:
Intangible assets, property and equipment, principally due to difference in depreciation and amortization	7,677	6,990
Net deferred tax liabilities	(3,831)	(4,580)
Less valuation allowance	(584)	(263)
Net deferred tax liabilities, net of valuation allowance	$(4,415)	$(4,843)

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

As of December 31, 2013, we had utilized all of our available credit carryovers for Federal tax purposes. In addition, as of December 31, 2013, we had foreign net operating loss carryforwards of $886,000 which expire in 2014 and beyond. There is a valuation allowance of $584,000 against the foreign net operating loss carryforwards due to the uncertainty of future profitability in foreign jurisdictions.

Foreign Income

As of December 31, 2013, we had approximately $27,890,000 of accumulated undistributed earnings generated by our foreign subsidiaries. No provision has been made for income taxes that would be payable upon the distribution of such earnings since we intend to permanently reinvest these earnings. If these earnings were distributed in the form of dividends or otherwise, the distributions would be subject to U.S. federal income tax at the statutory rate of 35 percent, less foreign tax credits available to offset such distributions, if any. In addition, such distributions may be subject to withholding taxes in the various tax jurisdictions.

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

(9)     Stock-Based Compensation

Our shareholders approved the 2011 Stock Incentive Plan (the “2011 Plan”) at our Annual Meeting of Shareholders in December 2011. The 2011 Plan replaced the 1973 Non-Qualified Stock Option Plan, as amended, and the 2003 Incentive Stock Plan (the “Prior Plans”).  No new awards will be made under the Prior Plans and outstanding awards will remain outstanding under the Prior Plans until settled.  Under the 2011 Plan, we may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of our common stock to officers, employees or members of the Board of Directors. We are authorized to grant an aggregate of 1,355,764 shares under the 2011 Plan. As of December 31, 2013, there were 1,060,505 available shares for issuance of future grants of awards under the 2011 Plan. As of December 31, 2013, there were 524,456 shares representing outstanding awards under the Prior Plans and 288,875 shares representing outstanding awards under the 2011 Plan. We may issue new shares or use shares held in treasury to deliver shares to employees for our equity grants or upon exercise of non-qualified stock options.

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Years ended December 31,
	2013	2012	2011
Cost of revenue	$1,163	$1,294	$1,462
Selling, general and adminstrative expenses	465	497	530
Total stock-based compensation expense	$1,628	$1,791	$1,992

We recognized a deferred income tax benefit of $517,000, $571,000 and $645,000, respectively, during the years ended December 31, 2013, 2012, and 2011 associated with the compensation expense recognized in our consolidated financial statements.  As of December 31, 2013, we had non-qualified stock options and restricted stock units outstanding under these plans as discussed below.

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

Summarized information for our non-qualified stock options is as follows:

			Weighted
			average
		Weighted	remaining	Aggregate
	Number of	average	contractual	intrinsic
Stock Options	options	exercise price	term	value
Outstanding at December 31, 2012	624,700	$9.54
Granted	—	—
Exercised	(49,600)	10.46
Forfeited	(4,300)	14.61
Expired	(1,500)	13.17
Outstanding at December 31, 2013	569,300	$9.41	2.45	$11,603,000
Stock options expected to vest	550,600	$9.39	2.44	$11,230,000
Exercisable at December 31, 2013	268,200	$8.57	2.27	$5,691,000

Summarized weighted average information for non-qualified stock options granted to certain key personnel during the years ended December 31, 2012 and 2011 is as follows (no stock options were granted during the year ended December 31, 2013):

	2012	2011
Number of options granted	54,500	157,500
Exercise price	$17.57	$13.18
Vesting term	4.5 years	5 years
Contractual term	5.5 years	6 years
Grant-date fair value	$6.80	$4.63

Black-Scholes assumptions:
Expected term	4.2 years	4.5 years
Expected stock price volatility	48.3%	39.3%
Risk-free interest rate	0.61%	1.82%
Expected dividend yield	—%	—%

As of December 31, 2013, we had approximately $806,000 of unrecognized compensation cost related to the unvested portion of outstanding stock options to be recognized on a straight-line basis over a weighted average remaining service period of approximately 2.0 years.

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

We received cash for the exercise price associated with stock options exercised of $63,000, $284,000, and $355,000 during the years ended December 31, 2013, 2012 and 2011, respectively. During the years ended December 31, 2013 and 2012, we settled 44,800 and 782,980 outstanding stock options, respectively, held by our employees by issuing 17,048 and 214,624 fully vested shares, respectively, which represented the fair value of those stock options upon settlement, net of required income tax withholdings. The total intrinsic value realized by participants on stock options exercised and/or settled was $703,000, $6,544,000, and $123,000 during the years ended December 31, 2013, 2012 and 2011, respectively. During the years ended December 31, 2013, 2012 and 2011, we realized income tax benefits of $359,000, $2,034,000 and $131,000, respectively, related to stock option exercises and restricted stock vesting, which are reflected as an increase to additional paid-in capital on the consolidated statements of stockholders’ equity.

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

		Weighted
	Year ended	average
	December 31,	grant date
	2013	fair value
	(In shares)	(In dollars)
Outstanding and unvested, beginning of period	210,992	$18.40
Granted	81,575	29.17
Vested	(47,036)	17.49
Forfeited	(1,500)	19.38
Outstanding and unvested, end of period	244,031	$22.17
Restricted stock units expected to vest	231,217	$22.03

The total intrinsic value realized by participants upon the vesting of restricted stock units was $1,164,000, $1,667,000 and $1,024,000 during the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, we had unrecognized compensation cost of $4,691,000 related to the unvested portion of our outstanding restricted stock units to be recognized over a weighted average remaining service period of 4.1 years.

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

(10)	Common Stock

The holders of common stock are entitled to one vote per share. As of December 31, 2013, there were 19,132,972 shares of common stock issued and outstanding. In addition, as of December 31, 2013, there were 813,331 shares reserved for issuance under outstanding equity compensation awards such as stock options and restricted stock units and an additional 1,060,505 shares available for issuance for future grants of awards under the 2011 Plan.

Stock Repurchase Program
We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors.  During the years ended December 31, 2013, 2012 and 2011, we repurchased approximately 67,000, 180,000 and 125,000 shares, respectively, of our common stock in the open market for a total cost of approximately $1,747,000, $3,433,000 and $1,414,000, respectively. As of December 31, 2013, there was approximately $4,311,000 available for future repurchases under the buyback program. There is no expiration date for the repurchase program.

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

On December 30, 2011, Sagard entered into a Stock Transfer Agreement with Bedford Oak Partners, L.P. (“Bedford Oak”) to privately purchase 350,000 shares of our common stock from Bedford Oak for a purchase price of $12.30 per share, or an aggregate purchase price of $4,305,000.  The transaction closed in January 2012. In addition, Sagard purchased an additional 173,353 and 101,478 shares of our common stock in the open market during the years ended December 31, 2012 and 2011, respectively. As of December 31, 2013, Sagard beneficially owned 3,512,274 shares or 18.4% of our outstanding common stock.

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

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

(11)	Business Segments

As of December 31, 2013, we operated through five reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing, (iv) Performance Readiness Solutions (formerly RWD), and (v) Energy Services. Our Learning Solutions segment represents an aggregation of two operating groups in accordance with the aggregation criteria in U.S. GAAP, while all of the other reportable segments each represent one operating group. We are organized by operating group primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

Effective January 1, 2013, we made changes to our organizational structure to transfer the management responsibility of certain business units between segments, which resulted in a change in the composition of certain of our operating segments.  The changes primarily consisted of: (i) the alternative fuels business unit transferred from Professional & Technical Services to Energy Services; (ii) a business unit which predominantly provides content development services to U.S. government and commercial clients transferred from Learning Solutions to Professional & Technical Services; and (iii) our foreign operations in India and China and a portion of our Canadian operations transferred from Professional & Technical Services to Learning Solutions.  We have reclassified the segment financial information herein for the prior years to reflect these changes and conform to the current year’s presentation.

            Further information regarding our business segments is discussed below.

Learning Solutions. The Learning Solutions segment delivers training, curriculum design and development, e-Learning services, system hosting, training business process outsourcing and consulting services globally through our offices in the U.S., Europe, Asia and Canada. This segment also offers organizational performance solutions including leadership training and employee engagement tools and services. This segment serves large companies in the electronics and semiconductors, healthcare, software, financial services and other industries as well as to government agencies. The ability to deliver a wide range of training services on a global basis allows this segment to take over the entire learning function for the client, including their training personnel.

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

Sandy Training & Marketing. The Sandy Training & Marketing segment provides custom product sales training and has been a leader in serving manufacturing customers in the U.S. automotive industry for over 30 years. Sandy provides custom product sales training designed to better educate customer sales forces with respect to new vehicle features and designs, in effect rapidly increasing the sales force knowledge base and enabling them to address detailed customer queries. Furthermore, Sandy helps our clients assess their customer relationship marketing strategy, measure performance against competitors and connect with their customers on a one-to-one basis. This segment also provides technical training services to automotive manufacturers as well as customers in other industries.

Performance Readiness Solutions. This segment provides performance consulting and technology consulting services, including platform adoption, end-user training, change management, knowledge management, customer product training outsourcing and sales enablement solutions in industries such as manufacturing, aerospace, healthcare, life sciences, consumer products, financial, telecommunications, services and higher education as well as the public sector.

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

Energy Services. The Energy Services segment provides engineering services, products and training primarily to electric power generators. Our proprietary EtaPROTM Performance and Condition Monitoring System provides a suite of real-time software solutions for power generation facilities and is installed on power generating units across the world. In addition to providing custom training solutions, this segment provides web-based training through our GPiLearnTM portal, which offers a veriety of courses to power plant personnel in the U.S. and several other countries.  This segment also provides services to users of alternative fuels, including designing and constructing liquefied natural gas (LNG), liquid to compressed natural gas (LCNG) and hydrogen fueling stations, as well as supplying fuel and equipment.

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

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income tax expense (in thousands):

	Years ended December 31,
	2013	2012	2011
Revenue:
Learning Solutions	$189,899	$158,118	$126,177
Professional & Technical Services	72,577	82,447	83,551
Sandy Training & Marketing	70,699	70,243	54,604
Performance Readiness Solutions	53,882	55,794	40,079
Energy Services	49,632	34,970	28,756
	$436,689	$401,572	$333,167

Operating income:
Learning Solutions	$15,210	$15,927	$8,938
Professional & Technical Services	5,810	6,868	8,390
Sandy Training & Marketing	4,672	4,897	3,018
Performance Readiness Solutions	2,688	2,548	601
Energy Services	8,296	6,231	5,438
Gain on reversal of deferred rent liability	—	—	1,041
Gain (loss) on change in fair value of contingent consideration, net	1,676	(789)	517
Operating income	38,352	35,682	27,943
Interest expense	(366)	(269)	(209)
Other income	502	389	657
Income before income tax expense	$38,488	$35,802	$28,391

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

Additional information relating to our business segments is as follows (in thousands):

	December 31,
	2013	2012
Identifiable assets:
Learning Solutions	$139,744	$108,111
Professional & Technical Services	64,292	62,975
Sandy Training & Marketing	21,812	24,250
Performance Readiness Solutions	26,500	27,472
Energy Services	27,808	21,626
Total assets	$280,156	$244,434

Corporate and other assets which consist primarily of cash and cash equivalents, other assets, and deferred tax assets and liabilities are allocated to the segments based on their respective percentage of consolidated revenues.

	Years ended December 31,
	2013	2012	2011
Additions to property, plant and equipment:
Learning Solutions	$2,788	$1,149	$1,293
Professional & Technical Services	233	84	296
Sandy Training & Marketing	11	38	6
Performance Readiness Solutions	553	61	161
Energy Services	352	273	643
Corporate and other	2,777	931	1,576
	$6,714	$2,536	$3,975
Depreciation and amortization:
Learning Solutions	$4,990	$3,411	$2,173
Professional & Technical Services	715	668	734
Sandy Training & Marketing	427	428	424
Performance Readiness Solutions	778	1,102	871
Energy Services	393	511	435
Corporate and other	1,314	1,851	1,550
	$8,617	$7,971	$6,187

Information about our revenue in different geographic regions, which are attributable to our wholly owned subsidiaries located in the United Kingdom, Canada, Netherlands, Denmark, Germany, France, Mexico, Colombia, Singapore, China and India is as follows (in thousands):

	Years ended December 31,
	2013	2012	2011
United States	$347,251	$323,867	$274,010
United Kingdom	65,578	61,102	48,151
Other	23,860	16,603	11,006
	$436,689	$401,572	$333,167

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

Information about our total assets in different geographic regions is as follows (in thousands):

	December 31,
	2013	2012
United States	$194,285	$188,596
United Kingdom	56,481	40,163
Other	29,390	15,675
	$280,156	$244,434

(12)     Related Party Transactions

As discussed in Note 10, Sagard purchased 350,000 shares of our common stock from Bedford Oak in January 2012. Daniel M. Friedberg, who serves on our Board of Directors, has been President and CEO of Sagard Capital Partners Management Corporation, the investment manager of Sagard, since its founding in 2005. Harvey P. Eisen, the Chairman of our Board of Directors, is also the Chairman and Managing Member of Bedford Oak Advisors, LLC, the investment manager of Bedford Oak. Except as described above, neither Mr. Friedberg nor Mr. Eisen is a party to any other arrangements or transactions involving the Company.

(13)	Commitments, Guarantees, and Contingencies

Commitments

Operating Leases

We have various noncancelable leases for real property and machinery and equipment. Such leases expire at various dates with, in some cases, options to extend their terms.

Minimum rentals under long-term operating leases are as follows (in thousands):

	Real	Machinery and
	property	equipment	Total
2014	$6,263	$1,196	$7,459
2015	5,477	582	6,059
2016	5,250	163	5,413
2017	4,795	77	4,872
2018	3,102	—	3,102
Thereafter	15,387	—	15,387
Total	$40,274	$2,018	$42,292

Certain of the leases contain provisions for rent escalation based primarily on increases in a specified Consumer Price Index, real estate taxes and operating costs incurred by the lessor. Rent expense was approximately $8,480,000, $6,914,000 and $6,615,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

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

GP STRATEGIES CORPORATION

Notes to Consolidated Financial Statements

During the year ended December 31, 2011, we recognized a net gain of $1,041,000 on the reversal of a deferred rent liability related to the execution of a new lease for our Troy, Michigan facility. This gain is excluded from rent expense for the year ended December 31, 2011 as disclosed above.

Other

As of December 31, 2013, we had six outstanding letters of credit totaling $662,000, which expire in 2014 through 2018. In addition, we have three outstanding performance bonds totaling $3,582,000 relating to construction contracts scheduled to be completed in 2014.

(14)	Quarterly Information (unaudited)

Our quarterly financial information has not been audited but, in management’s opinion, includes all adjustments necessary for a fair presentation.

(In thousands)	Three months ended				Year ended
2013	March 31	June 30	September 30	December 31	December 31
Revenue	$101,373	$104,899	$113,197	$117,220	$436,689
Gross profit	16,181	18,395	20,061	21,628	76,265
Net income	4,925	5,247	6,143	7,441	23,756

Earnings per share:
Basic	$0.26	$0.27	$0.32	$0.39	$1.24
Diluted	$0.26	$0.27	$0.32	$0.38	$1.23

2012
Revenue	$93,605	$102,311	$99,671	$105,985	$401,572
Gross profit	15,612	19,005	17,929	19,425	71,971
Net income	4,384	5,984	6,183	6,137	22,688

Earnings per share:
Basic	$0.23	$0.32	$0.33	$0.32	$1.20
Diluted	$0.23	$0.31	$0.32	$0.32	$1.18

The sum of the quarterly earnings per share amounts may not equal the total for the year due to the effects of rounding and dilution as a result of issuing common shares during the year.

Item 9:   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:        Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2013 were effective.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of internal control over financial reporting as of December 31, 2013 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework  (1992) (“COSO Framework”).  Based upon our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2013.

Our internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, whose report appears in Item 8.

(c) Changes in Internal Control over Financial Reporting

During the year ended December 31, 2013, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d—15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B:        Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The additional information required by this item will be either set forth under the Election of Directors section in the Proxy Statement for the 2014 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 30, 2014.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange (“NYSE”), and to furnish us with such reports. Based solely on a review of copies of such reports for 2013, we believe that during 2013 all reports applicable to our officers, directors and greater than 10% beneficial owners were filed on a timely basis.

Item 11. Executive Compensation

The information required by this item will be either set forth under the Executive Compensation section in the Proxy Statement for the 2014 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 30, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The additional information required by this item will be either set forth under the Principal Stockholders and Security Ownership of Directors and Named Executive Officers sections in the Proxy Statement for the 2013 Annual Meeting of Stockholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 30, 2014.

Equity Compensation Plan information as of December 31, 2013

Plan category:
Equity compensation plans not approved by security holders:
(a) Number of securities to be issued upon exercise of outstanding options	100,700
(b) Weighted average exercise price of outstanding options	$13.18
(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in row (a))	-
Equity compensation plans approved by security holders:
(a) Number of securities to be issued upon exercise of outstanding options	468,600
(b) Weighted average exercise price of outstanding options	$8.60
(c) Number of securities remaining available for future issuance under equity compensation plans	1,060,505

For a description of the material terms of our stock-based compensation plans, see Note 9 to the Consolidated Financial Statements in Item 8 of this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be either set forth in the Certain Relationships and Related Transactions section of the Proxy Statement for the 2014 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 30, 2014.

Item 14. Principal Accounting Fees and Services

The information required by this item will be either set forth in the Ratification of Independent Registered Public Accounting Firm section of the Proxy Statement for the 2014 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 30, 2014.

Part IV

Item 15:         Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Report:

(1)	Financial Statements of GP Strategies Corporation and Subsidiaries (Part II, Item 8):

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2013 and 2012

Consolidated Statements of Operations – Years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income – Years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows – Years ended December 31, 2013, 2012 and 2011

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

84

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

85

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

10.23
Lease Agreement, entered into as of February 28, 2013 by and between 70 CC, LLC, a Delaware limited liability company (“Landlord”) and GP Strategies Corporation, a Delaware corporation (“Tenant”). Incorporated herein by reference to Exhibit 10.1 to GP Strategies Corporation’s Form 8-K filed on March 5, 2013.

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

10.29
Global Outsourcing Services Agreement dated July 2, 2013 between HSBC Holdings plc and GP Strategies Managed Services Limited relating to the Provision of Global Learning Services. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation’s Form 10-Q for the quarter ended September 30, 2013.

21	Subsidiaries of GP Strategies Corporation*

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm*

31.1	Certification of Chief Executive Officer*

31.2	Certification of Chief Financial Officer*

32.1	Certification Pursuant to Section 18 U.S.C. Section 1350*

101
The following materials from GP Strategies Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.*

* Filed herewith.

86

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GP STRATEGIES CORPORATION

Dated: February 28, 2014	By	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Scott N. Greenberg
Scott N. Greenberg	Chief Executive Officer (Principal Executive Officer and Director)	February 28, 2014

/s/ Sharon Esposito-Mayer
Sharon Esposito-Mayer	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2014

/s/ Harvey P. Eisen
Harvey P. Eisen	Chairman of the Board of Directors	February 28, 2014

/s/ Daniel M. Friedberg
Daniel M. Friedberg	Director	February 28, 2014

/s/ Marshall S. Geller
Marshall S. Geller	Director	February 28, 2014

/s/ Sue W. Kelly
Sue W. Kelly	Director	February 28, 2014

/s/ Richard C. Pfenniger, Jr.
Richard C. Pfenniger, Jr.	Director	February 28, 2014

/s/ A. Marvin Strait
A. Marvin Strait	Director	February 28, 2014

87