Form 10-Q
period 2014-03-31
GP STRATEGIES CORP
filed 2014-05-01
CIK 70415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes   ☐ No   ☒

The number of shares outstanding of the registrant’s common stock as of April 30, 2014 was as follows:

Class	Outstanding
Common Stock, par value $.01 per share	19,160,859 shares

Part I. Financial Information

Item 1. Financial Statements

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31,
	2014	December 31,
	(Unaudited)	2013
Assets
Current assets:
Cash and cash equivalents	$5,227	$5,647
Accounts and other receivables, less allowance for doubtful accounts of $1,373 in 2014 and $1,405 in 2013	95,242	94,662
Costs and estimated earnings in excess of billings on uncompleted contracts	33,295	22,706
Prepaid expenses and other current assets	14,857	13,523
Total current assets	148,621	136,538
Property, plant and equipment	22,427	24,560
Accumulated depreciation	(13,243)	(15,329)
Property, plant and equipment, net	9,184	9,231
Goodwill	116,906	116,987
Intangible assets, net	13,701	15,129
Other assets	2,116	2,271
	$290,528	$280,156
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$2,777	$407
Accounts payable and accrued expenses	53,796	55,339
Billings in excess of costs and estimated earnings on uncompleted contracts	26,618	22,062
Total current liabilities	83,191	77,808
Other noncurrent liabilities	9,514	9,321
Total liabilities	92,705	87,129

Stockholders’ equity:
Common stock, par value $0.01 per share	192	192
Additional paid-in capital	168,256	167,908
Retained earnings	32,028	27,711
Treasury stock at cost	(679)	(1,170)
Accumulated other comprehensive loss	(1,974)	(1,614)
Total stockholders’ equity	197,823	193,027
	$290,528	$280,156

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)

	Three months ended
	March 31,
	2014	2013
Revenue	$117,880	$101,373
Cost of revenue	99,525	85,192
Gross profit	18,355	16,181
Selling, general and administrative expenses	11,589	9,089
Gain on change in fair value of contingent consideration, net	377	247
Operating income	7,143	7,339
Interest expense	205	100
Other income	189	229
Income before income tax expense	7,127	7,468
Income tax expense	2,810	2,543
Net income	$4,317	$4,925

Basic weighted average shares outstanding	19,141	19,060
Diluted weighted average shares outstanding	19,422	19,296

Per common share data:
Basic earnings per share	$0.23	$0.26
Diluted earnings per share	$0.22	$0.26

See accompanying notes to condensed consolidated financial statements.

2

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three months ended
	March 31,
	2014	2013
Net income	$4,317	$4,925
Foreign currency translation adjustments	(360)	(1,908)
Comprehensive income	$3,957	$3,017

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

Three months ended March 31, 2014 and 2013

(Unaudited, in thousands)

	2014	2013
Cash flows from operating activities:
Net income	$4,317	$4,925
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on change in fair value of contingent consideration, net	(377)	(247)
Depreciation and amortization	2,408	1,958
Deferred income taxes	—	(274)
Non-cash compensation expense	1,112	953
Changes in other operating items:
Accounts and other receivables	(542)	12,508
Costs and estimated earnings in excess of billings on uncompleted contracts	(10,338)	(3,887)
Prepaid expenses and other current assets	(1,383)	(136)
Accounts payable and accrued expenses	1,938	(6,042)
Billings in excess of costs and estimated earnings on uncompleted contracts	4,316	(3,914)
Contingent consideration payments in excess of fair value on acquisition date	(667)	(373)
Other	(63)	(155)
Net cash provided by operating activities	721	5,316

Cash flows from investing activities:
Additions to property, plant and equipment	(916)	(830)
Net cash used in investing activities	(916)	(830)

Cash flows from financing activities:
Proceeds from short-term borrowings	2,370	—
Change in negative cash book balances	(1,898)	—
Contingent consideration payments	(338)	(602)
Repurchases of common stock in the open market	(320)	(451)
Other financing activities	45	(4)
Net cash used in financing activities	(141)	(1,057)

Effect of exchange rate changes on cash and cash equivalents	(84)	(143)
Net increase in cash and cash equivalents	(420)	3,286
Cash and cash equivalents at beginning of period	5,647	7,761
Cash and cash equivalents at end of period	$5,227	$11,047

Supplemental disclosures of cash flow information:
Cash paid during the year for income taxes	$2,999	$1,730

See accompanying notes to condensed consolidated financial statements.

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2014
(Unaudited)

(1)	Basis of Presentation

GP Strategies Corporation is a global performance improvement solutions provider of training, e-Learning solutions, management consulting and engineering services. References in this report to “GP Strategies,” the “Company,” “we” and “our” are to GP Strategies Corporation and its subsidiaries, collectively.

The accompanying condensed consolidated balance sheet as of March 31, 2014 and the condensed consolidated statements of operations, comprehensive income and cash flows for the three months ended March 31, 2014 and 2013 have not been audited, but have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013, as presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2014 interim period are not necessarily indicative of results to be expected for the entire year. Certain prior year amounts have been reclassified to conform to current year presentation.

The condensed consolidated financial statements include the operations of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

(2)	Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and financial & insurance sector. Revenue from the automotive industry accounted for approximately 12% and 15% of our consolidated revenue for the three months ended March 31, 2014 and 2013, respectively. Revenue from the financial & insurance industry accounted for approximately 14% and 9% of our consolidated revenue for the three months ended March 31, 2014 and 2013, respectively. We also have a concentration of revenue from the United States government. For the three months ended March 31, 2014 and 2013, sales to the United States government and its agencies represented approximately 10% of our consolidated revenue for both periods. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by us as separate customers. No single customer accounted for more than 10% of our consolidated revenue for the three months ended March 31, 2014 and 2013. As of March 31, 2014, billed and unbilled accounts receivable from a single financial services customer totaled $15.8 million, or 12% of our consolidated accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts balances.

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2014
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

	Three months ended
	March 31,
	2014	2013
	(In thousands)
Non-dilutive instruments	—	36

Dilutive common stock equivalents	281	236

(4)	Acquisitions

Effective Companies

On April 1, 2014, we completed the acquisitions of Effective-People and Effective Learning (the “Effective Companies”), providers of human capital management (HCM) solutions, including sales and support of the full SAP SuccessFactors Business Education (BizX) Platform, eLearning and blended learning solutions, as well as recruitment and employee development services. The Effective Companies are headquartered in Copenhagen, Denmark. The upfront purchase price for Effective Companies was $9.0 million which was paid in cash at closing. In addition, the purchase agreement requires up to an additional $6.4 million of consideration, contingent upon the achievement of certain earnings targets during the two twelve-month periods following completion of the acquisition, as defined in the purchase agreement. The Effective Companies will operate as part of our Learning Solutions segment effective April 1, 2014.

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2014
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

Below is a summary of the potential contingent consideration we may be required to pay in connection with previously completed acquisitions as of March 31, 2014 (dollars in thousands):

	Original range
	of potential	As of March 31, 2014
	undiscounted	Maximum contingent consideration due in
Acquisition:	payments	2014	2015	Total
Asentus	$0 - $3,700	$1,600	$—	$1,600
Prospero	$0 - $4,520	2,712	1,808	4,520
Lorien	$0 - $998	998	—	998
Total		$5,310	$1,808	$7,118

Below is a summary of the changes in the recorded amount of contingent consideration liabilities from December 31, 2013 to March 31, 2014 for each acquisition (dollars in thousands):

			Change in
	Liability as of		Fair Value of	Foreign	Liability as of
	December 31,		Contingent	Currency	March 31,
Acquisition:	2013	Payments	Consideration	Translation	2014
Bath Consulting	$997	(1,005)	—	8	$—
Prospero	1,841	—	(400)	(63)	1,378
Lorien	959	—	23	8	990
Total	$3,797	(1,005)	(377)	(47)	$2,368

As of March 31, 2014 and December 31, 2013, contingent consideration included in accounts payable totaled $1.0 million and $2.4 million, respectively. As of March 31, 2014 and December 31, 2013, we also had accrued contingent consideration totaling $1.4 million related to acquisitions which is included in other long-term liabilities on the consolidated balance sheet and represents the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2014
(Unaudited)

(5)	Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable business segment for the three months ended March 31, 2014 were as follows (in thousands):

		Professional	Sandy	Performance
	Learning	& Technical	Training &	Readiness	Energy
	Solutions	Services	Marketing	Solutions	Services	Total
Balance as of December 31, 2013	$60,187	$37,690	$653	$9,795	$8,662	$116,987
Foreign currency translation	(80)	—	—	—	(1)	(81)
Balance as of March 31, 2014	$60,107	$37,690	$653	$9,795	$8,661	$116,906

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

March 31, 2014
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Customer relationships	$26,463	$(14,296)	$12,167
Tradenames	191	(143)	48
Intellectual property and other	2,360	(874)	1,486
	$29,014	$(15,313)	$13,701

December 31, 2013
Customer relationships	$26,470	$(13,070)	$13,400
Tradenames	191	(119)	72
Intellectual property and other	2,364	(707)	1,657
	$29,025	$(13,896)	$15,129

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2014
(Unaudited)

(6)	Stock-Based Compensation

We recognize compensation expense for stock-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date. The pre-tax stock-based compensation expense included in reported net income was $0.5 million and $0.4 million for the three months ended March 31, 2014 and 2013, respectively.

Pursuant to our 2011 Stock Incentive Plan (the “2011 Plan”), we may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of our common stock to officers, employees or members of the Board of Directors. As of March 31, 2014, we had non-qualified stock options and restricted stock units outstanding under these plans as discussed below.

Non-Qualified Stock Options

Summarized information for our non-qualified stock options is as follows:

			Weighted
			average
			remaining
		Weighted	contractual	Aggregate
	Number of	average	term	intrinsic
Stock Options	options	exercise price	(in years)	value
Outstanding at December 31, 2013	569,300	$9.41
Granted	—	—
Exercised	(4,000)	7.27
Forfeited	—	—
Expired	—	—
Outstanding at March 31, 2014	565,300	$9.42	2.20	$10,066,000
Exercisable at March 31, 2014	356,900	$8.37	1.98	$6,732,000

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2014
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

	Three	Weighted
	months ended	average
	March 31,	grant date
	2014	fair value
	(In shares)	(In dollars)
Outstanding and unvested, beginning of period	244,031	$22.17
Granted	—	—
Vested	(2,350)	13.75
Forfeited	—	—
Outstanding and unvested, end of period	241,681	$22.25

(7)	Short-Term Borrowings

We have a $50 million Financing and Security Agreement (the “Credit Agreement”) with a bank that expires on October 31, 2015 and is secured by certain of our assets. The Credit Agreement contains a provision to increase the maximum principal amount to $75 million upon lender approval. The maximum interest rate on borrowings under the Credit Agreement is the daily LIBOR market index rate plus 2.25%. Based upon our financial performance, the interest rate can be reduced to a minimum of LIBOR plus 1.0%. For the three months ended March 31, 2014, the weighted average interest rate on our borrowings was 1.5%. The Credit Agreement contains covenants with respect to our minimum tangible net worth, total liabilities to tangible net worth ratio and cash flow to debt service ratio, all of which were in compliance with the Credit Agreement as of March 31, 2014. As of March 31, 2014, there were $2.8 million of borrowings outstanding and $46.1 million of available borrowings under the Credit Agreement.

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2014
(Unaudited)

(8)	Income Taxes

Income tax expense was $2.8 million, or an effective income tax rate of 39.4%, for the three months ended March 31, 2014 compared to $2.5 million, or an effective income tax rate of 34.1%, for the three months ended March 31, 2013. During the first quarter of 2013, we recorded one-time income tax benefits totaling $373,000 for a foreign subsidiary. Excluding these discrete items recorded in the prior year quarter, the effective income tax rate was 39.1% for the first quarter of 2013. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the federal, state and foreign statutory rates, permanent differences, and other items that may have an impact on income tax expense.

An uncertain tax position taken or expected to be taken in a tax return is recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Interest and penalties related to income taxes are accounted for as income tax expense. As of March 31, 2014, we had no uncertain tax positions reflected on our consolidated balance sheet. The Company files income tax returns in U.S. federal, state and local jurisdictions, and various non-U.S. jurisdictions, and is subject to audit by tax authorities in those jurisdictions. Tax years 2010 through 2013 remain open to examination by these tax jurisdictions, with a few exceptions in certain jurisdictions which have longer statutes.

(9)	Stockholders’ Equity

Changes in stockholders’ equity during the three months ended March 31, 2014 were as follows (in thousands):

					Accumulated
		Additional		Treasury	other	Total
	Common	paid-in	Retained	stock	comprehensive	stockholders’
	stock	capital	earnings	at cost	loss	equity
Balance at December 31, 2013	$192	$167,908	$27,711	$(1,170)	$(1,614)	$193,027
Net income	-	-	4,317	-	-	4,317
Foreign currency translation adjustments	-	-	-	-	(360)	(360)
Repurchases of common stock in the open market	-	-	-	(320)	-	(320)
Stock-based compensation	-	506	-	-	-	506
Issuance of stock for employer contributions to retirement plan	-	33	-	573	-	606
Other	-	(191)	-	238	-	47
Balance at March 31, 2014	$192	$168,256	$32,028	$(679)	$(1,974)	$197,823

gp strategies corporation AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2014
(Unaudited)

(10)	Business Segments

As of March 31, 2014, we operated through five reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing, (iv) Performance Readiness Solutions, and (v) Energy Services. Our Learning Solutions segment represents an aggregation of two operating segments in accordance with the aggregation criteria in U.S. GAAP, while all of the other reportable segments each represent one operating segment. We are organized by operating group primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

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

March 31, 2014
(Unaudited)

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

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income tax expense (in thousands):

	Three months ended
	March 31,
	2014	2013
Revenue:
Learning Solutions	$52,967	$42,734
Professional & Technical Services	19,910	18,015
Sandy Training & Marketing	14,258	14,998
Performance Readiness Solutions	13,009	15,500
Energy Services	17,736	10,126
	$117,880	$101,373
Operating income:
Learning Solutions	$1,048	$3,212
Professional & Technical Services	2,361	1,058
Sandy Training & Marketing	577	629
Performance Readiness Solutions	501	579
Energy Services	2,279	1,614
Gain on change in fair value of contingent consideration, net	377	247
Operating income	7,143	7,339

Interest expense	205	100
Other income	189	229
Income before income tax expense	$7,127	$7,468

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

As of March 31, 2014, we operated through five reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing, (iv) Performance Readiness Solutions, and (v) Energy Services. Our Learning Solutions segment represents an aggregation of two operating segments in accordance with the aggregation criteria in U.S. GAAP, while all of the other reportable segments each represent one operating segment. We are organized by operating group primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

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

Acquisition

Effective Companies

On April 1, 2014, we completed the acquisitions of Effective-People and Effective Learning (the “Effective Companies”), providers of human capital management (HCM) solutions, including sales and support of the full SAP SuccessFactors Business Education (BizX) Platform, eLearning and blended learning solutions, as well as recruitment and employee development services. The Effective Companies are headquartered in Copenhagen, Denmark. The upfront purchase price for Effective Companies was $9.0 million which was paid in cash at closing. In addition, the purchase agreement requires up to an additional $6.4 million of consideration, contingent upon the achievement of certain earnings targets during the two twelve-month periods following completion of the acquisition, as defined in the purchase agreement. The Effective Companies will operate as part of our Learning Solutions segment effective April 1, 2014.

Operating Highlights

Three Months ended March 31, 2014 compared to the Three Months ended March 31, 2013

For the three months ended March 31, 2014, we had income before income tax expense of $7.1 million compared to $7.5 million for the three months ended March 31, 2013. Gross profit was $18.4 million, or 15.6% of revenue, for the first quarter of 2014 compared to $16.2 million, or 16.0% of revenue, for the first quarter of 2013. Operating income, the components of which are discussed below by segment, decreased $0.2 million or 2.7% to $7.1 million for the first quarter of 2014 compared to $7.3 million for the first quarter of 2013. The net decrease in operating income was due to a $2.2 million increase in gross profit which was more than offset by a $2.5 million increase in SG&A expenses primarily due to increased costs associated with global expansion. Net income was $4.3 million, or $0.22 per diluted share, for the three months ended March 31, 2014, compared to net income of $4.9 million, or $0.26 per diluted share, for the three months ended March 31, 2013. During the three months ended March 31, 2014, diluted weighted average shares outstanding increased by 0.1 million to 19.4 million shares outstanding compared to 19.3 million shares for the same period in 2013, primarily due to the issuance of shares for stock-based compensation and the employer match to our retirement savings plan and the effect of the increase in our stock price compared to the prior year on the results of the calculation of diluted weighted average shares outstanding.

Revenue

(Dollars in thousands)	Three months ended
	March 31,
	2014	2013
Learning Solutions	$52,967	$42,734
Professional & Technical Services	19,910	18,015
Sandy Training & Marketing	14,258	14,998
Performance Readiness Solutions	13,009	15,500
Energy Services	17,736	10,126
	$117,880	$101,373

Learning Solutions revenue increased $10.2 million or 23.9% during the first quarter of 2014 compared to the first quarter of 2013. The increase in revenue is due to the following:

•	A $2.9 million increase attributable to the Lorien acquisition completed in June 2013;

•	A $1.1 million increase attributable to the Prospero acquisition completed in June 2013;

•	A $6.7 million increase in revenue from a new global outsourcing contract with a financial services client;

•	A $0.9 million net increase in e-Learning content development and training business process outsourcing (BPO) services through our U.S. Learning Solutions group, which was attributable to contracts with new clients and expansion of work with existing clients; and

•	A $0.6 million increase in leadership development training services and content licenses.

These increases were offset by a $2.0 million net decrease in revenue from our Europe operations primarily due to a $1.3 million decline in training and consulting services for commercial clients and a $0.7 million decrease in UK government funded skills training services.

Professional & Technical Services revenue increased $1.9 million or 10.5% during the first quarter of 2014 compared to the first quarter of 2013. The increase in revenue is due to the following:

•	A $0.9 million increase in training and technical services for oil and gas clients;

•	A $0.6 million one-time revenue adjustment relating to a final contract negotiation and close-out; and

•	A net $0.4 million increase in revenue from U.S. government clients primarily due to an increase in chemical demilitarization services.

Sandy Training & Marketing revenue decreased $0.7 million or 4.9% during the first quarter of 2014 compared to the first quarter of 2013. The net decrease in revenue is due to a $1.1 million decrease due to the completion of a non-recurring project in 2013 for an automotive customer, partially offset by a $0.4 million increase in glove-box portfolio revenue during the first quarter of 2014 compared to the first quarter of 2013.

Performance Readiness Solutions revenue decreased $2.5 million or 16.1% during the first quarter of 2014 compared to the first quarter of 2013 due to a net decrease in sales enablement, consulting, training development and system implementation training services primarily due to a large implementation project that was completed in 2013.

Energy Services revenue increased $7.6 million or 75.2% during the first quarter of 2014 compared to the first quarter of 2013 primarily due to a $8.6 million increase in the alternative fuels business unit due to contracts awarded in 2013 to design and build LNG stations for a new customer and a $0.5 million increase in training services. These increases were partially offset by a $1.5 million decrease in software license sales and engineering services during the first quarter of 2014 compared to the first quarter of 2013.

Gross Profit

(Dollars in thousands)	Three months ended
	March 31,
	2014		2013
		% Revenue		% Revenue
Learning Solutions	$6,603	12.5%	$7,171	16.8%
Professional & Technical Services	4,114	20.7%	2,684	14.9%
Sandy Training & Marketing	1,910	13.4%	1,926	12.8%
Performance Readiness Solutions	1,733	13.3%	1,978	12.8%
Energy Services	3,995	22.5%	2,422	23.9%
	$18,355	15.6%	$16,181	16.0%

Learning Solutions gross profit of $6.6 million or 12.5% of revenue for the first quarter of 2014 decreased by $0.6 million or 7.9% when compared to gross profit of $7.2 million or 16.8% of revenue for the first quarter of 2013. The decrease is primarily due to start-up costs incurred on the implementation of a new global outsourcing contract with a financial services client during the first quarter of 2014 and a decline in gross profit and margin in our UK government funded skills training business due to a decrease in revenue.

Professional & Technical Services gross profit of $4.1 million or 20.7% of revenue for the first quarter of 2014 increased by $1.4 million or 53.3% when compared to gross profit of $2.7 million or 14.9% of revenue for the first quarter of 2013. The increase in gross profit is primarily due to the revenue increases noted above as well as a $0.6 million one-time revenue and profit adjustment relating to a final contract negotiation and close-out.

Sandy Training and Marketing gross profit was $1.9 million or 13.4% of revenue for the first quarter of 2014 compared to $1.9 million or 12.8% of revenue for the first quarter of 2013 which was relatively flat quarter over quarter despite the slight revenue decline.

Performance Readiness Solutions gross profit of $1.7 million or 13.3% of revenue for the first quarter of 2014 decreased by $0.2 million or 12.4% when compared to gross profit of $2.0 million or 12.8% of revenue for the first quarter of 2013 primarily due to the revenue decrease noted above.

Energy Services gross profit of $4.0 million or 22.5% of revenue for the first quarter of 2014 increased by $1.6 million or 64.9% when compared to $2.4 million or 23.9% of revenue for the first quarter of 2013 primarily due to the revenue increases noted above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.5 million or 27.5% from $9.1 million for the first quarter of 2013 to $11.6 million for the first quarter of 2014. The increase is primarily due to a $0.7 million increase in labor and benefits expense due to international expansion, a $0.4 million increase in expenses associated with the establishment of new foreign entities, a $0.4 million increase in IT infrastructure costs, $0.3 million of acquisition-related expenses and a $0.1 million increase in amortization expense. The remainder of the increase is due to increases in business insurance, accounting, legal and facility costs during the three months ended March 31, 2014 compared to 2013.

Change in Fair Value of Contingent Consideration

We recognized net gains of $0.4 million and $0.2 million on the change in fair value of contingent consideration related to acquisitions for the three months ended March 31, 2014 and 2013, respectively. Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“Topic 805”) requires that contingent consideration be recognized at fair value on the acquisition date and be re-measured each reporting period with subsequent adjustments recognized in the consolidated statement of operations. We estimate the fair value of contingent consideration liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. We believe our estimates and assumptions are reasonable; however, there is significant judgment involved. At each reporting date, the contingent consideration obligation is revalued to estimated fair value and changes in fair value subsequent to the acquisitions are reflected in income or expense in the consolidated statements of operations, and could cause a material impact to, and volatility in, our operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. See Note 4 to the Condensed Consolidated Financial Statements for further details regarding the potential contingent consideration payments and the changes in fair value of the related liabilities for each acquisition during the three months ended March 31, 2014.

Interest Expense

Interest expense was $0.2 million for the first quarter of 2014 compared to $0.1 million for the first quarter of 2013.

Other Income

Other income was $0.2 million for the first quarters of both 2014 and 2013 and consisted primarily of income from a joint venture and foreign currency gains and losses in both years.

Income Tax Expense

Income tax expense was $2.8 million for the first quarter of 2014 compared to $2.5 million for the first quarter of 2013. The effective income tax rate was 39.4% and 34.1% for the three months ended March 31, 2014 and 2013, respectively. During the first quarter of 2013, we recorded one-time income tax benefits totaling $0.4 million for a foreign subsidiary. Excluding these discrete items, the effective income tax rate was 39.1% for the first quarter of 2013. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Liquidity and Capital Resources

Working Capital

For the quarter ended March 31, 2014, our working capital increased $6.7 million from $58.7 million at December 31, 2013 to $65.4 million at March 31, 2014 primarily due to an increase in the volume of business during 2014 compared to 2013. As of March 31, 2014, we had short-term borrowings of $2.8 million outstanding and no long-term debt. We believe that cash generated from operations and borrowings available under our Credit Agreement ($46.1 million of available borrowings as of March 31, 2014), will be sufficient to fund our working capital and other requirements for at least the next twelve months.

As of March 31, 2014, the amount of cash and cash equivalents held outside of the U.S. by foreign subsidiaries was $5.2 million. At the present time, we do not anticipate repatriating these balances to fund domestic operations. We would be required to accrue for and pay taxes in the U.S. in the event we decided to repatriate these funds.

As discussed above, we acquired the Effective Companies on April 1, 2014 for an upfront cash purchase price of $9.0 million. In connection with that acquisition, we may be required to pay up to an additional $6.4 million of consideration, contingent upon the achievement of certain earnings targets during the two twelve-month periods following completion of the acquisition, as defined in the purchase agreement. In addition, as of March 31, 2014, we may be required to pay the following contingent consideration in connection with acquisitions we previously completed (dollars in thousands):

	As of March 31, 2014			Recorded
	Maximum potential contingent consideration due in			Liability as of
Acquisition:	2014	2015	Total	March 31, 2014
Asentus	$1,600	$—	$1,600	$—
Prospero	2,712	1,808	4,520	1,378
Lorien	998	—	998	990
Total	$5,310	$1,808	$7,118	$2,368

Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in the automotive sector and in the financial & insurance sector. Revenue from the automotive industry accounted for approximately 12% and 15% of our consolidated revenue for the three months ended March 31, 2014 and 2013, respectively. Revenue from the financial & insurance industry accounted for approximately 14% and 9% of our consolidated revenue for the three months ended March 31, 2014 and 2013, respectively. We also have a concentration of revenue from the United States government. For the three months ended March 31, 2014 and 2013, sales to the United States government and its agencies represented approximately 10% of our consolidated revenue for both periods. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by us as separate customers. No single customer accounted for more than 10% of our consolidated revenue for the three months ended March 31, 2014 and 2013. As of March 31, 2014, billed and unbilled accounts receivable from a single financial services customer totaled $15.8 million, or 12% of our consolidated accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts balances.

Cash Flows

Three months ended March 31, 2014 compared to the Three Months ended March 31, 2013

Our cash balance decreased $0.4 million during the first quarter of 2014 from $5.6 million as of December 31, 2013 to $5.2 million as of March 31, 2014. The decrease in cash and cash equivalents during the first quarter of 2014 resulted from cash provided by operating activities of $0.7 million, cash used in investing activities of $0.9 million, cash used in financing activities of $0.1 million and a $0.1 million negative effect due to exchange rate changes on cash and cash equivalents.

Cash provided by operating activities was $0.7 million for the first quarter of 2014 compared to $5.3 million for the first quarter of 2013. The decrease in cash provided by operating activities compared to the prior year is primarily due to an increase in unbilled receivables during the first quarter of 2014.

Cash used in investing activities was $0.9 million for the first quarter of 2014 compared to $0.8 million for the first quarter of 2013 and consisted of fixed asset additions in both periods.

Cash used in financing activities was $0.1 million for the first quarter of 2014 compared to $1.1 million for the first quarter of 2013. The decrease in cash used in financing activities is primarily due to an increase in proceeds from short-term borrowings of $2.4 million, partially offset by a $1.9 million use of cash due to the change in negative cash book balance during the first quarter of 2014. Cash used in financing activities also included $0.3 million of contingent consideration payments during the first quarter of 2014 compared to $0.6 million during the first quarter of 2013 and $0.3 million of cash used for share repurchases in the first quarter of 2014 compared to $0.5 million in the first quarter of 2013.

Short-term Borrowings

We have a $50 million Financing and Security Agreement (the “Credit Agreement”) with a bank that expires on October 31, 2015 and is secured by certain of our assets. The Credit Agreement contains a provision to increase the maximum principal amount to $75 million upon lender approval. The maximum interest rate on the Credit Agreement is the daily LIBOR market index rate plus 2.25%. Based upon our financial performance, the interest rate can be reduced to a minimum of LIBOR plus 1.0%. For the three months ended March 31, 2014, the weighted average interest rate on our borrowings was 1.5%. The Credit Agreement contains covenants which require us to maintain a minimum tangible net worth of no less than $35.0 million, a total liabilities to tangible net worth ratio of no more than 3.0 to 1.0, and a cash flow to debt service ratio of no less than 3.0 to 1.0. As of March 31, 2014, our tangible net worth was $67.2 million, our total liabilities to tangible net worth ratio was 1.4 to 1.0 and our cash flow to debt service ratio was 56.8 to 1.0, all of which were in compliance with the Credit Agreement. As of March 31, 2014, there were $2.8 million of borrowings outstanding and $46.1 million of available borrowings under the Credit Agreement.

Off-Balance Sheet Commitments

As of March 31, 2014, we do not have any off-balance sheet commitments except for operating leases and letters of credit entered into in the normal course of business.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward looking statements. Forward–looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We use words such as “expects,” “intends,” “believes,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “plans” and similar expressions to indicate forward-looking statements, but their absence does not mean a statement is not forward-looking. Because these forward-looking statements are based upon management’s expectations and assumptions and are subject to risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, those factors set forth Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and those other risks and uncertainties detailed in our periodic reports and registration statements filed with the Securities and Exchange Commission. We caution that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the effect, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ from those expressed or implied by these forward-looking statements.

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

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Internal Control Over Financial Reporting

During the quarter ended March 31, 2014, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d—15(f) under the Exchange Act) that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company's share repurchase activity for the three months ended March 31, 2014:

	Issuer Purchases of Equity Securities
				Total number	Approximate
				of shares	dollar value of
	Total number		Average	purchased as	shares that may yet
	of shares		price paid	part of publicly	be purchased under
Month	purchased		per share	announced program (1)	the program
January 1-31, 2014	108	(2)	$28.82	-	$4,311,000
February 1-28, 2014	93	(2)	$27.46	-	$4,311,000
March 1-31, 2014	11,913	(2)	$28.43	11,248	$3,991,000

(1)	Represents shares repurchased in the open market in connection with our share repurchase program under which we may repurchase shares of our common stock from time to time in the open market subject to prevailing business and market conditions and other factors. There is no expiration date for the repurchase program.
(2)	Includes shares surrendered by employees to satisfy minimum tax withholding obligations on restricted stock units which vested during the first quarter of 2014.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer of the Company dated May 1, 2014 pursuant to Securities and Exchange Act Rule 13d-14(a)/15d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Executive Vice President and Chief Financial Officer of the Company dated May 1, 2014 pursuant to Securities and Exchange Act Rule 13d-14(a)/15d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company dated May 1, 2014 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	The following materials from GP Strategies Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements. *

_____________

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GP STRATEGIES CORPORATION

May 1, 2014	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

May 1, 2014	/s/ Sharon Esposito-Mayer
Sharon Esposito-Mayer
Executive Vice President and Chief Financial Officer

