Form 10-Q
period 2014-06-30
GP STRATEGIES CORP
filed 2014-07-31
CIK 70415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

 For the quarterly period ended June 30, 2014
or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes   ☐ No   ☒

The number of shares outstanding of the registrant’s common stock as of July 25, 2014 was as follows:

Class	Outstanding
Common Stock, par value $.01 per share	19,104,157 shares

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Part I. Financial Information
Item 1. Financial Statements
GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 30, 2014 (Unaudited)	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$6,026	$5,647
Accounts and other receivables, less allowance for doubtful accounts of $1,335 in 2014 and $1,405 in 2013	112,807	94,662
Costs and estimated earnings in excess of billings on uncompleted contracts	34,657	22,706
Prepaid expenses and other current assets	13,659	13,523
Total current assets	167,149	136,538
Property, plant and equipment	23,163	24,560
Accumulated depreciation	(14,298)	(15,329)
Property, plant and equipment, net	8,865	9,231
Goodwill	130,091	116,987
Intangible assets, net	13,997	15,129
Other assets	1,727	2,271
	$321,829	$280,156
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$17,771	$407
Accounts payable and accrued expenses	60,975	55,339
Billings in excess of costs and estimated earnings on uncompleted contracts	23,315	22,062
Total current liabilities	102,061	77,808
Other noncurrent liabilities	12,080	9,321
Total liabilities	114,141	87,129

Stockholders’ equity:
Common stock, par value $0.01 per share	192	192
Additional paid-in capital	168,659	167,908
Retained earnings	40,141	27,711
Treasury stock at cost	(918)	(1,170)
Accumulated other comprehensive loss	(386)	(1,614)
Total stockholders’ equity	207,688	193,027
	$321,829	$280,156

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$134,918	$104,899	$252,798	$206,272
Cost of revenue	110,151	86,504	209,676	171,696
Gross profit	24,767	18,395	43,122	34,576
Selling, general and administrative expenses	11,462	9,880	23,051	18,969
Gain on change in fair value of contingent consideration, net	481	45	858	292
Operating income	13,786	8,560	20,929	15,899
Interest expense	77	66	282	166
Other income	68	93	257	322
Income before income tax expense	13,777	8,587	20,904	16,055
Income tax expense	5,664	3,340	8,474	5,883
Net income	$8,113	$5,247	$12,430	$10,172

Basic weighted average shares outstanding	19,144	19,082	19,142	19,071
Diluted weighted average shares outstanding	19,415	19,334	19,418	19,315

Per common share data:
Basic earnings per share	$0.42	$0.27	$0.65	$0.53
Diluted earnings per share	$0.42	$0.27	$0.64	$0.53

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$8,113	$5,247	$12,430	$10,172
Foreign currency translation adjustments	1,588	(679)	1,228	(2,587)
Comprehensive income	$9,701	$4,568	$13,658	$7,585

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2014 and 2013
(Unaudited, in thousands)

	2014	2013
Cash flows from operating activities:
Net income	$12,430	$10,172
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on change in fair value of contingent consideration, net	(858)	(292)
Depreciation and amortization	4,951	3,950
Deferred income taxes	—	(273)
Non-cash compensation expense	2,316	1,909
Changes in other operating items:
Accounts and other receivables	(16,059)	5,786
Costs and estimated earnings in excess of billings on uncompleted contracts	(11,473)	(4,201)
Prepaid expenses and other current assets	347	(1,767)
Accounts payable and accrued expenses	7,176	(3,566)
Billings in excess of costs and estimated earnings on uncompleted contracts	236	(5,280)
Contingent consideration payments in excess of fair value on acquisition date	(1,043)	(373)
Other	60	(586)
Net cash provided by (used in) operating activities	(1,917)	5,479

Cash flows from investing activities:
Additions to property, plant and equipment	(1,444)	(2,161)
Acquisitions, net of cash acquired	(8,666)	(13,524)
Net cash used in investing activities	(10,110)	(15,685)

Cash flows from financing activities:
Proceeds from short-term borrowings	17,364	6,770
Contingent consideration payments	(977)	(602)
Change in negative cash book balance	(2,477)	2,086
Repurchases of common stock in the open market	(1,388)	(451)
Other	75	(1)
Net cash provided by financing activities	12,597	7,802

Effect of exchange rate changes on cash and cash equivalents	(191)	(165)
Net increase (decrease) in cash and cash equivalents	379	(2,569)
Cash and cash equivalents at beginning of period	5,647	7,761
Cash and cash equivalents at end of period	$6,026	$5,192

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$9,156	$7,083
 See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2014
(Unaudited)

(1)	Basis of Presentation

GP Strategies Corporation is a global performance improvement solutions provider of training, e-Learning solutions, management consulting and engineering services. References in this report to “GP Strategies,” the “Company,” “we” and “our” are to GP Strategies Corporation and its subsidiaries, collectively.

The accompanying condensed consolidated balance sheet as of June 30, 2014 and the condensed consolidated statements of operations, comprehensive income and cash flows for the six months ended June 30, 2014 and 2013 have not been audited, but have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013, as presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2014 interim period are not necessarily indicative of results to be expected for the entire year. Certain prior year amounts have been reclassified to conform to current year presentation.

The condensed consolidated financial statements include the operations of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

(2)	Accounting Standard Issued

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which provides guidance for revenue recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under today’s guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This guidance will be effective for the Company in the first quarter of its fiscal year ending December 31, 2017. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company's consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2014
(Unaudited)

(3)	Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and financial & insurance sector. Revenue from the automotive industry accounted for approximately 14% and 17% of our consolidated revenue for the six months ended June 30, 2014 and 2013, respectively. Revenue from the financial & insurance industry accounted for approximately 15% and 9% of our consolidated revenue for the six months ended June 30, 2014 and 2013, respectively. In prior periods, we also had a concentration of revenue from the United States government. For the six months ended June 30, 2014 and 2013, sales to the United States government and its agencies represented approximately 9% and 10%, respectively, of our consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by us as separate customers. No single customer accounted for more than 10% of our consolidated revenue for the six months ended June 30, 2014 and 2013. As of June 30, 2014, billed and unbilled accounts receivable from a single financial services customer totaled $20.9 million, or 14%, of our consolidated accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts balances.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Non-dilutive instruments	—	26	—	31

Dilutive common stock equivalents	271	252	276	244

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2014
(Unaudited)

(5)	Acquisitions

Effective Companies

On April 1, 2014, we completed the acquisitions of Effective People and Effective Learning (the “Effective Companies”), providers of human capital management (HCM) solutions, including sales and support of the full SAP SuccessFactors Business Education (BizX) Platform, eLearning and blended learning solutions, as well as recruitment and employee development services. The Effective Companies are headquartered in Copenhagen, Denmark. The upfront purchase price was $9.0 million which was paid in cash at closing and is subject to a working capital adjustment which we expect will be finalized in the third quarter of 2014. In addition, the purchase agreement requires up to an additional $6.4 million of consideration, contingent upon the achievement of certain earnings targets during the two twelve-month periods following completion of the acquisition. The purchase price allocation for the acquisition included $1.6 million of customer-related intangible assets which are being amortized over four years from the acquisition date. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired Effective Companies business is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements beginning April 1, 2014. The pro-forma impact of the acquisition is not material to our results of operations. The acquired Effective Companies business is included in our Denmark subsidiary and its local currency is the Danish Kroner. The purchase price allocation below was translated into U.S. dollars based on the exchange rate in effect on the date of acquisition.

The estimated fair value of the purchase price recorded by us consisted of the following (in thousands):

Cash purchase price	$9,000
Fair value of contingent consideration	5,345
Estimated working capital adjustment	(91)
Total purchase price	$14,254
The preliminary purchase price allocation for the net assets acquired is as follows (in thousands):

Cash	$334
Accounts receivable	1,283
Prepaid expenses and other assets	496
Property and equipment	80
Amortizable intangible assets	1,613
Goodwill	12,338
Total assets acquired	$16,144

Accounts payable, accrued expenses and other liabilities	$582
Billings in excess of costs and estimated earnings on uncompleted contracts	940
Deferred tax liability	368
Total liabilities assumed	1,890
Net assets acquired	$14,254

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2014
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

Below is a summary of the potential contingent consideration we may be required to pay in connection with completed acquisitions as of June 30, 2014 (dollars in thousands):

	Original range
	of potential undiscounted	As of June 30, 2014 Maximum contingent consideration due in
Acquisition:	payments	2014	2015	2016	Total
Prospero	$0 - $4,690	$—	$1,876	$—	$1,876
Effective Companies	$0 - $6,354	—	3,177	3,177	6,354
Total		$—	$5,053	$3,177	$8,230

Below is a summary of the changes in the recorded amount of contingent consideration liabilities from December 31, 2013 to June 30, 2014 for each acquisition (dollars in thousands):

	Liability as of December 31,	Additions	Change in Fair Value of Contingent	Foreign Currency	Liability as of June 30,
Acquisition:	2013	(Payments)	Consideration	Translation	2014
Bath Consulting	$997	$(1,005)	$—	$8	$—
Prospero	1,841	—	(1,016)	(21)	804
Lorien	959	(1,015)	31	25	—
Effective Companies	—	5,345	127	(32)	5,440
Total	$3,797	$3,325	$(858)	$(20)	$6,244

As of June 30, 2014 and December 31, 2013, contingent consideration included in accounts payable totaled $2.8 million and $2.4 million, respectively. As of June 30, 2014 and December 31, 2013, we also had accrued contingent consideration totaling $3.4 million and $1.4 million, respectively, related to acquisitions which is included in other long-term liabilities on the consolidated balance sheet and represents the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2014
(Unaudited)

(6)	Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable business segment for the six months ended June 30, 2014 were as follows (in thousands):

	Learning Solutions	Professional & Technical Services	Sandy	Performance Readiness Solutions	Energy Services	Total
Balance as of December 31, 2013	$60,187	$37,690	$653	$9,795	$8,662	$116,987
Acquisitions	12,338	—	—	—	—	12,338
Foreign currency translation	770	—	—	—	(4)	766
Balance as of June 30, 2014	$73,295	$37,690	$653	$9,795	$8,658	$130,091

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

June 30, 2014
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Customer relationships	$28,421	$(15,764)	$12,657
Tradenames	191	(167)	24
Intellectual property and other	2,362	(1,046)	1,316
	$30,974	$(16,977)	$13,997

December 31, 2013
Customer relationships	$26,470	$(13,070)	$13,400
Tradenames	191	(119)	72
Intellectual property and other	2,364	(707)	1,657
	$29,025	$(13,896)	$15,129

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2014
(Unaudited)

(7)	Stock-Based Compensation

We recognize compensation expense for stock-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Non-qualified stock options	$122	$123	$254	$245
Restricted stock units	301	188	594	379
Board of Directors stock grants	78	83	159	167
Total stock-based compensation	$501	$394	$1,007	$791

Pursuant to our 2011 Stock Incentive Plan (the “2011 Plan”), we may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of our common stock to officers, employees or members of the Board of Directors. As of June 30, 2014, we had non-qualified stock options and restricted stock units outstanding under these plans as discussed below.

Non-Qualified Stock Options

Summarized information for the Company’s non-qualified stock options is as follows:

	Number of	Weighted average	Weighted average remaining contractual	Aggregate intrinsic
Stock Options	options	exercise price	term	value
Outstanding at December 31, 2013	569,300	$9.41
Granted	—	—
Exercised	(5,900)	9.52
Forfeited	—	—
Expired	—	—
Outstanding at June 30, 2014	563,400	$9.41	1.95	$9,281,000
Exercisable at June 30, 2014	377,300	$8.62	1.79	$6,512,000

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2014
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

	Six Months Ended June 30, 2014	Weighted average grant date fair value
	(In shares)	(In dollars)
Outstanding and unvested, beginning of period	244,031	$22.17
Granted	6,615	24.20
Vested	(3,150)	12.45
Forfeited	—	—
Outstanding and unvested, end of period	247,496	$22.35

(8)	Short-Term Borrowings

We have a $50 million  Financing and Security Agreement (the “Credit Agreement”) with a bank that expires on October 31, 2015 and is secured by certain of our assets. The Credit Agreement contains a provision to increase the maximum principal amount to $75 million upon lender approval. The maximum interest rate on borrowings under the Credit Agreement is the daily LIBOR market index rate plus 2.25%. Based upon our financial performance, the interest rate can be reduced to a minimum of LIBOR plus 1.0%. For the six months ended June 30, 2014, the weighted average interest rate on our borrowings was 1.5%. The Credit Agreement contains covenants with respect to our minimum tangible net worth, total liabilities to tangible net worth ratio and cash flow to debt service ratio, all of which were in compliance with the Credit Agreement as of June 30, 2014. As of June 30, 2014, there were $17.8 million of borrowings outstanding and $31.5 million of available borrowings under the Credit Agreement.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2014
(Unaudited)

(9)	Income Taxes

Income tax expense was $8.5 million, or an effective income tax rate of 40.5%, for the six months ended June 30, 2014 compared to $5.9 million, or an effective income tax rate of 36.6%, for the six months ended June 30, 2013. During the three months ended March 31, 2013, we recorded one-time income tax benefits totaling $0.4 million for a foreign subsidiary. Excluding these discrete items recorded in the first quarter of 2013, the effective income tax rate was 39.0% for the six months ended June 30, 2013. The increase in the effective income tax rate compared to 2013 is primarily due to a higher proportion of earnings in jurisdictions with higher tax rates. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

An uncertain tax position taken or expected to be taken in a tax return is recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Interest and penalties related to income taxes are accounted for as income tax expense. As of June 30, 2014, we had no uncertain tax positions reflected on our consolidated balance sheet. The Company files income tax returns in U.S. federal, state and local jurisdictions, and various non-U.S. jurisdictions, and is subject to audit by tax authorities in those jurisdictions. Tax years 2010 through 2013 remain open to examination by these tax jurisdictions, and earlier years remain open to examination in certain of these jurisdictions which have longer statutes of limitations.

(10)	Stockholders’ Equity

Changes in stockholders’ equity during the six months ended June 30, 2014 were as follows (in thousands):

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock at cost	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2013	$192	$167,908	$27,711	$(1,170)	$(1,614)	$193,027
Net income	—	—	12,430	—	—	12,430
Foreign currency translation adjustment	—	—	—	—	1,228	1,228
Repurchases of common stock	—	—	—	(1,388)	—	(1,388)
Stock-based compensation expense	—	1,007	—	—	—	1,007
Issuance of stock for employer contributions to retirement plan	—	(32)	—	1,261	—	1,229
Other	—	(224)	—	379	—	155
Balance at June 30, 2014	$192	$168,659	$40,141	$(918)	$(386)	$207,688

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2014
(Unaudited)

(11)	Business Segments

As of June 30, 2014, we operated through five reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing, (iv) Performance Readiness Solutions, and (v) Energy Services. Our Learning Solutions segment represents an aggregation of two operating groups in accordance with the aggregation criteria in U.S. GAAP, while each of the other reportable segments represents individual operating segments. We are organized by operating group primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

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

June 30, 2014
(Unaudited)

The following tables set forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income tax expense (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Revenue:
Learning Solutions	$61,970	$45,185	$114,937	$87,919
Professional & Technical Services	18,789	17,048	38,699	35,063
Sandy Training & Marketing	20,223	20,134	34,481	35,132
Performance Readiness Solutions	14,130	12,954	27,139	28,454
Energy Services	19,806	9,578	37,542	19,704
	$134,918	$104,899	$252,798	$206,272
Operating income:
Learning Solutions	$3,263	$3,554	$4,311	$6,766
Professional & Technical Services	1,640	1,747	4,001	2,805
Sandy Training & Marketing	1,604	1,193	2,181	1,822
Performance Readiness Solutions	1,098	316	1,599	895
Energy Services	5,700	1,705	7,979	3,319
Gain on change in fair value of contingent consideration, net	481	45	858	292
Operating income	13,786	8,560	20,929	15,899
Interest expense	77	66	282	166
Other income	68	93	257	322
Income before income tax expense	$13,777	$8,587	$20,904	$16,055

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

As of June 30, 2014, we operated through five reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing, (iv) Performance Readiness Solutions, and (v) Energy Services. Our Learning Solutions segment represents an aggregation of two operating groups in accordance with the aggregation criteria in U.S. GAAP, while each of the other reportable segments represents individual operating segments. We are organized by operating group primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

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

 Acquisition

Effective Companies
On April 1, 2014, we completed the acquisitions of Effective People and Effective Learning (the “Effective Companies”), providers of human capital management (HCM) solutions, including sales and support of the full SAP SuccessFactors Business Education (BizX) Platform, eLearning and blended learning solutions, as well as recruitment and employee development services. The Effective Companies are headquartered in Copenhagen, Denmark. The upfront purchase price was $9.0 million which was paid in cash at closing and is subject to a working capital adjustment which we expect will be finalized in the third quarter of 2014. In addition, the purchase agreement requires up to an additional $6.4 million of consideration, contingent upon the achievement of certain earnings targets during the two twelve-month periods following completion of the acquisition. The purchase price allocation for the acquisition included $1.6 million of customer-related intangible assets which are being amortized over four years from the acquisition date. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired Effective Companies business is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements beginning April 1, 2014. The pro-forma impact of the acquisition is not material to our results of operations. The acquired Effective Companies business is included in our Denmark subsidiary and its local currency is the Danish Kroner. The purchase price allocation below was translated into U.S. dollars based on the exchange rate in effect on the date of acquisition.

The estimated fair value of the purchase price recorded by us consisted of the following (in thousands):

Cash purchase price	$9,000
Fair value of contingent consideration	5,345
Estimated working capital adjustment	(91)
Total purchase price	$14,254
The preliminary purchase price allocation for the net assets acquired is as follows (in thousands):

Cash	$334
Accounts receivable	1,283
Prepaid expenses and other assets	496
Property and equipment	80
Amortizable intangible assets	1,613
Goodwill	12,338
Total assets acquired	$16,144

Accounts payable, accrued expenses and other liabilities	$582
Billings in excess of costs and estimated earnings on uncompleted contracts	940
Deferred tax liability	368
Total liabilities assumed	1,890
Net assets acquired	$14,254

Operating Highlights

Three Months ended June 30, 2014 Compared to the Three Months ended June 30, 2013

For the three months ended June 30, 2014, we had income before income tax expense of $13.8 million compared to $8.6 million for the three months ended June 30, 2013. Gross profit was $24.8 million, or 18.4% of revenue, for the second quarter of 2014 compared to $18.4 million, or 17.5% of revenue, for the second quarter of 2013. Operating income, the components of which are discussed below by segment, increased $5.2 million or 61.1% to $13.8 million for the second quarter of 2014 compared to $8.6 million for the second quarter of 2013. The net increase in operating income was primarily due to a $6.4 million increase in gross profit which was partially offset by a $1.6 million increase in selling, general and administrative expenses (SG&A) expenses primarily due to increased costs associated with global expansion. Net income was $8.1 million, or $0.42 per diluted share, for the three months ended June 30, 2014, compared to net income of $5.2 million, or $0.27 per diluted share, for the three months ended June 30, 2013.

Revenue

(Dollars in thousands)	Three months ended
	June 30,
	2014	2013
Learning Solutions	$61,970	$45,185
Professional & Technical Services	18,789	17,048
Sandy Training & Marketing	20,223	20,134
Performance Readiness Solutions	14,130	12,954
Energy Services	19,806	9,578
	$134,918	$104,899

Learning Solutions revenue increased $16.8 million or 37.1% during the second quarter of 2014 compared to the second quarter of 2013. The increase in revenue is due to the following:

•	A $2.3 million increase attributable to the Effective Companies acquisition completed in April 2014;

•	A $2.3 million increase attributable to the Lorien acquisition completed in June 2013;

•	A $0.7 million increase attributable to the Prospero acquisition completed in May 2013;

•	A $9.4 million increase in revenue from a global outsourcing contract with a financial services client;

•	A $2.1 million net increase in e-Learning content development and training business process outsourcing (BPO) services from contracts with new clients and expansion of work with existing clients;

•	A $1.7 million increase in revenue due to favorable changes in exchange rates; and

•	A $0.5 million increase in leadership training and consulting services.
These revenue increases were offset by a $2.2 million decline in UK government funded skills training services.

Professional & Technical Services revenue increased $1.7 million or 10.2% during the second quarter of 2014 compared to the second quarter of 2013. The net decrease in revenue is due to the following:

•	A $0.7 million net increase in revenue from U.S. government clients primarily due to an increase in chemical demilitarization services;

•	A $0.5 million net increase in training and technical services for oil and gas clients; and

•	A $0.5 million net increase in technical services for various clients.

Sandy Training & Marketing revenue increased $0.1 million or 0.4% during the second quarter of 2014 compared to the second quarter of 2013. The net increase is primarily due to a $0.4 million increase in publications revenue and a $0.4 million increase in glove-box portfolio revenue due to increased vehicle sales volumes, offset by a decrease in revenue primarily due to the completion of a non-recurring project in 2013 for an automotive customer.

Performance Readiness Solutions revenue increased $1.2 million or 9.1% during the second quarter of 2014 compared to the second quarter of 2013 primarily due to a net increase in consulting, training development and system implementation training services.

Energy Services revenue increased $10.2 million or 106.8% during the second quarter of 2014 compared to the second quarter of 2013. This net increase is primarily due to a $12.2 million increase in the alternative fuels business unit due to completing LNG projects under contracts awarded in 2013 and a $0.8 million increase in training services. These increases were partially offset by a $2.8 million decrease in software license sales and other engineering services. We anticipate that the revenue in this segment will decline in future quarters due to the completion of numerous LNG projects that occurred in the second quarter of 2014.

Gross Profit

(Dollars in thousands)	Three months ended
	June 30,
	2014		2013
		% Revenue		% Revenue
Learning Solutions	$8,857	14.3%	$8,198	18.1%
Professional & Technical Services	3,320	17.7%	3,281	19.2%
Sandy Training & Marketing	3,298	16.3%	2,936	14.6%
Performance Readiness Solutions	2,322	16.4%	1,512	11.7%
Energy Services	6,970	35.2%	2,468	25.8%
	$24,767	18.4%	$18,395	17.5%

Learning Solutions gross profit of $8.9 million or 14.3% of revenue for the second quarter of 2014 increased by $0.7 million or 8.0% when compared to gross profit of $8.2 million or 18.1% of revenue for the second quarter of 2013. Approximately $1.0 million of the net increase in gross profit is attributable to the acquisitions we completed in 2013 and 2014. The net increase was offset by a decrease in gross profit primarily due to start-up costs incurred on the implementation of a new global outsourcing contract with a financial services client and a decline in gross profit and margin in our UK government funded skills training business due to a decrease in revenue.

Professional & Technical Services gross profit was $3.3 million or 17.7% of revenue for the second quarter of 2014 compared to gross profit of $3.3 million or 19.2% of revenue for the second quarter of 2013. The decrease in gross margin is primarily due to an increase in lower margin subcontracted work in this segment.

Sandy Training and Marketing gross profit of $3.3 million or 16.3% of revenue for the second quarter of 2014 increased by $0.4 million or 12.3% when compared to gross profit of $2.9 million or 14.6% of revenue for the second quarter of 2013. The increased profitability is due to an increase in publications and glove-box portfolio revenues noted above, as well as improved profit on technical training services.

Performance Readiness Solutions gross profit of $2.3 million or 16.4% of revenue for the second quarter of 2014 increased by $0.8 million or 53.6% when compared to gross profit of $1.5 million or 11.7% of revenue for the second quarter of 2013. The gross profit increase is primarily due to the revenue increases noted above as well as a reduction in costs related to technology initiatives in 2013.

Energy Services gross profit of $7.0 million or 35.2% of revenue for the second quarter of 2014 increased by $4.5 million or 182.4% when compared to gross profit of $2.5 million or 25.8% of revenue for the second quarter of 2013 primarily due to the revenue increases noted above. We anticipate that the gross profit in this segment will decline in future quarters due to the completion of numerous LNG projects that occurred in the second quarter of 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $1.6 million or 16.0% from $9.9 million for the second quarter of 2013 to $11.5 million for the second quarter of 2014. The increase is primarily due to a $0.9 million increase in labor and benefits expense due to international expansion, a $0.2 million increase in expenses associated with the establishment of new foreign entities, a $0.5 million increase in IT infrastructure costs and a $0.3 million increase in amortization expense. These increases were offset by a decrease in acquisition related expenses during the three months ended June 30, 2014 compared to 2013.

Change in Fair Value of Contingent Consideration

We recognized a net gain on the change in fair value of contingent consideration related to acquisitions of $0.5 million for the three months ended June 30, 2014 compared to $0.05 million for the same period in 2013. Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“Topic 805”) requires that contingent consideration be recognized at fair value on the acquisition date and be re-measured each reporting period with subsequent adjustments recognized in the consolidated statement of operations. We estimate the fair value of contingent consideration liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. We believe our estimates and assumptions are reasonable; however, there is significant judgment involved. At each reporting date, the contingent consideration obligation is revalued to estimated fair value and changes in fair value subsequent to the acquisitions are reflected in income or expense in the consolidated statements of operations, and could cause a material impact to, and volatility in, our operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. See Note 5 to the Condensed Consolidated Financial Statements for further details regarding the potential contingent consideration payments and the changes in fair value of the related liabilities for each acquisition during the six months ended June 30, 2014.

Interest Expense

Interest expense was consistent at approximately $0.1 million for the second quarters of both 2014 and 2013.

Other Income

Other income was consistent at approximately $0.1 million for the second quarters of both 2014 and 2013 and consisted primarily of income from a joint venture and foreign currency gains and losses in both years.

Income Tax Expense

Income tax expense was $5.7 million for the second quarter of 2014 compared to $3.3 million for the second quarter of 2013. The effective income tax rate was 41.1% and 38.9% for the three months ended June 30, 2014 and 2013, respectively. The increase in income tax expense and effective income tax rate are primarily due to a higher proportion of earnings in jurisdictions with higher tax rates. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Six Months ended June 30, 2014 Compared to the Six Months ended June 30, 2013

For the six months ended June 30, 2014, we had income before income tax expense of $20.9 million compared to $16.1 million for the six months ended June 30, 2013. Gross profit was $43.1 million, or 17.1% of revenue, for the first half of 2014 compared to $34.6 million, or 16.8% of revenue, for the same period in 2013. Operating income, the components of which are discussed below by segment, increased $5.0 million or 31.6% to $20.9 million for the first half of 2014 compared to $15.9 million for the same period in 2013. The net increase in operating income was primarily due to a $8.5 million increase in gross profit which was partially offset by a $4.1 million increase in SG&A expenses primarily due to increased costs associated with global expansion. Net income was $12.4 million, or $0.64 per diluted share, for the six months ended June 30, 2014, compared to net income of $10.2 million, or $0.53 per diluted share, for the six months ended June 30, 2013.

Revenue

(Dollars in thousands)	Six months ended
	June 30,
	2014	2013
Learning Solutions	$114,937	$87,919
Professional & Technical Services	38,699	35,063
Sandy Training & Marketing	34,481	35,132
Performance Readiness Solutions	27,139	28,454
Energy Services	37,542	19,704
	$252,798	$206,272

Learning Solutions revenue increased $27.0 million or 30.7% during the six months ended June 30, 2014 compared to the same period in 2013. The increase in revenue is due to the following:

•	A $2.3 million increase attributable to the Effective Companies acquisition completed in April 2014;

•	A $5.2 million increase attributable to the Lorien acquisition completed in June 2013;

•	A $1.8 million increase attributable to the Prospero acquisition completed in May 2013;

•	A $16.1 million increase in revenue from a global outsourcing contract with a financial services client;

•	A $2.6 million increase in revenue due to favorable changes in exchange rates;

•	A $1.1 million increase in leadership training and consulting services; and

•	A $0.9 million net increase in e-Learning content development and training business process outsourcing (BPO) services from contracts with new clients and expansion of work with existing clients.
These revenue increases were offset by a $3.0 million revenue decline in UK government funded skills training services.

Professional & Technical Services revenue increased $3.6 million or 10.4% during the six months ended June 30, 2014 compared to the same period in 2013. The increase in revenue is due to the following:

•	A $1.0 million net increase in training and technical services for oil and gas clients;

•	A $1.0 million net increase in revenue from U.S. government clients primarily due to an increase in chemical demilitarization services;

•	A $0.6 million one-time revenue adjustment relating to a final contract negotiation and close-out during the first quarter of 2014; and

•	A net $1.0 million increase in technical and training services for various clients.

Sandy Training & Marketing revenue decreased $0.7 million or 1.9% during the six months ended June 30, 2014 compared to the same period in 2013. The net decrease in revenue is due to a $1.5 million decrease due to the completion of a non-recurring project in 2013 for an automotive customer, partially offset by a $0.8 million increase in glove-box portfolio revenue during the first half of 2014 compared to the same period in 2013.

Performance Readiness Solutions revenue decreased $1.3 million or 4.6% during the six months ended June 30, 2014 compared to the same period in 2013 due to a net decrease in sales enablement and system implementation training services due to various project completions. The revenue decrease was partially offset by an increase in consulting and training services.

Energy Services revenue increased $17.8 million or 90.5% during the six months ended June 30, 2014 compared to the same period in 2013 primarily due to a $20.7 million increase in the alternative fuels business unit due to completing LNG projects under contracts awarded in 2013 and a $1.3 million increase in training services. These increases were partially offset by a $4.2 million decrease in software license sales and other engineering services. We anticipate that the revenue in this segment will decline in future quarters due to the completion of numerous LNG projects that occurred in the first half of 2014.

Gross Profit

(Dollars in thousands)	Six months ended
	June 30,
	2014		2013
		% Revenue		% Revenue
Learning Solutions	$15,460	13.5%	$15,369	17.5%
Professional & Technical Services	7,434	19.2%	5,965	17.0%
Sandy Training & Marketing	5,208	15.1%	4,862	13.8%
Performance Readiness Solutions	4,055	14.9%	3,490	12.3%
Energy Services	10,965	29.2%	4,890	24.8%
	$43,122	17.1%	$34,576	16.8%

Learning Solutions gross profit of $15.5 million or 13.5% of revenue for the six months ended June 30, 2014 increased by $0.1 million or 0.6% when compared to gross profit of $15.4 million or 17.5% of revenue for the same period in 2013. Approximately $1.4 million of gross profit is attributable to the acquisitions we completed in 2013 and 2014. The net increase was offset by a decrease in gross profit primarily due to start-up costs incurred on the implementation of a new global outsourcing contract with a financial services client and a decline in gross profit and margin in our UK government funded skills training business due to a decrease in revenue.

Professional & Technical Services gross profit of $7.4 million or 19.2% of revenue for the six months ended June 30, 2014 increased by $1.5 million or 24.6% when compared to gross profit of $6.0 million or 17.0% of revenue for the same period in 2013. The increase in gross profit is primarily due to the revenue increases noted above as well as a $0.6 million one-time revenue and profit adjustment relating to a final contract negotiation and close-out during the first quarter of 2014.

Sandy Training and Marketing gross profit of $5.2 million or 15.1% of revenue for the six months ended June 30, 2014 increased by $0.3 million or 7.1% when compared to gross profit of $4.9 million or 13.8% of revenue for the same period in 2013. Despite the net revenue decline in this segment, the gross profit increased due to an increase in higher margin publications and glove-box portfolio revenues noted above, as well as improved profit on technical training services.

Performance Readiness Solutions gross profit of $4.1 million or 14.9% of revenue for the six months ended June 30, 2014 increased by $0.6 million or 16.2% when compared to gross profit of $3.5 million or 12.3% of revenue for the same period in 2013. Despite the revenue decline in the segment, gross profit increased due to a reduction in costs related to technology initiatives in 2013.

Energy Services gross profit of $11.0 million or 29.2% of revenue for the six months ended June 30, 2014 increased $6.1 million or 124.2% compared to gross profit of $4.9 million or 24.8% of revenue for the same period in 2013 primarily due to the revenue increases noted above. We anticipate that the gross profit in this segment will decline in future quarters due to the completion of numerous LNG projects that occurred in the first half of 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.1 million or 21.5% from $19.0 million for the six months ended June 30, 2013 to $23.1 million for the same period in 2014. The increase is primarily due to a $1.6 million increase in labor and benefits expense due to international expansion, a $0.6 million increase in expenses associated with the establishment of new foreign entities, a $0.9 million increase in IT infrastructure costs, $0.3 million of acquisition-related expenses and a $0.4 million increase in amortization expense. The remainder of the increase is due to increases in business insurance, accounting, legal and facility costs during the six months ended June 30, 2014 compared to 2013.

Change in Fair Value of Contingent Consideration

We recognized a net gain on the change in fair value of contingent consideration related to acquisitions of $0.9 million for the six months ended June 30, 2014, compared to a net gain of $0.3 million for the six months ended June 30, 2013. ASC Topic 805 requires that contingent consideration be recognized at fair value on the acquisition date and be re-measured each reporting period with subsequent adjustments recognized in the consolidated statement of operations. We estimate the fair value of contingent consideration liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. We believe our estimates and assumptions are reasonable; however, there is significant judgment involved. At each reporting date, the contingent consideration obligation is revalued to estimated fair value and changes in fair value subsequent to the acquisitions are reflected in income or expense in the consolidated statements of operations, and could cause a material impact to, and volatility in, our operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. See Note 5 to the Condensed Consolidated Financial Statements for further details regarding the potential contingent consideration payments and the changes in fair value of the related liabilities for each acquisition during the six months ended June 30, 2014.

Interest Expense

Interest expense was $0.3 million for the six months ended June 30, 2014 compared to $0.2 million for the same period in 2013.

Other Income

Other income was consistent at approximately $0.3 million for both the six-month periods ended June 30, 2014 and 2013 and consisted primarily of income from a joint venture and foreign currency gains and losses in both years.

Income Tax Expense

Income tax expense was $8.5 million for the six months ended June 30, 2014 compared to $5.9 million for the same period in 2013. The effective income tax rate was 40.5% and 36.6% for the six months ended June 30, 2014 and 2013, respectively. During the first quarter of 2013, we recorded one-time income tax benefits totaling $0.4 million for a foreign subsidiary. Excluding these discrete items recorded in the first quarter, the effective income tax rate was 39.0% for the six months ended June 30, 2013. The increase in the effective income tax rate compared to 2013 is primarily due to a higher proportion of earnings in jurisdictions with higher tax rates. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Liquidity and Capital Resources

Working Capital

For the six months ended June 30, 2014, our working capital increased $6.4 million from $58.7 million at December 31, 2013 to $65.1 million at June 30, 2014 primarily due to an increase in the volume of business and revenue growth. As of June 30, 2014 we had no long-term debt and had $17.8 million of short-term borrowings outstanding. We believe that cash generated from operations and borrowings available under our Credit Agreement ($31.5 million of available borrowings as of June 30, 2014) will be sufficient to fund our working capital and other requirements for at least the next twelve months.

As of June 30, 2014, the amount of cash and cash equivalents held outside of the U.S. by foreign subsidiaries was $6.0 million. At the present time, we do not anticipate repatriating these balances to fund domestic operations. We would be required to accrue for and pay taxes in the U.S. in the event we decided to repatriate these funds.

Acquisition-Related Payments

We may be required to pay the following additional contingent consideration in connection with acquisitions we previously completed (dollars in thousands):

	As of June 30, 2014 Maximum potential contingent consideration due in				Recorded Liability as of
Acquisition:	2014	2015	2016	Total	June 30, 2014
Prospero	$—	$1,876	$—	$1,876	$804
Effective Companies	—	3,177	3,177	6,354	5,440
Total	$—	$5,053	$3,177	$8,230	$6,244

Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and financial & insurance sector. Revenue from the automotive industry accounted for approximately 14% and 17% of our consolidated revenue for the six months ended June 30, 2014 and 2013, respectively. Revenue from the financial & insurance industry accounted for approximately 15% and 9% of our consolidated revenue for the six months ended June 30, 2014 and 2013, respectively. In prior periods, we also had a concentration of revenue from the United States government. For the six months ended June 30, 2014 and 2013, sales to the United States government and its agencies represented approximately 9% and 10%, respectively, of our consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by us as separate customers. No single customer accounted for more than 10% of our consolidated revenue for the six months ended June 30, 2014 and 2013. As of June 30, 2014, billed and unbilled accounts receivable from a single financial services customer totaled $20.9 million, or 14%, of our consolidated accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts balances.

Cash Flows

Six Months ended June 30, 2014 Compared to the Six Months ended June 30, 2013

Our cash balance increased $0.4 million from $5.6 million as of December 31, 2013 to $6.0 million as of June 30, 2014. The increase in cash and cash equivalents during the six months ended June 30, 2014 resulted from cash used in operating activities of $1.9 million, cash used in investing activities of $10.1 million, cash provided by financing activities of $12.6 million and a $0.2 million negative effect of exchange rate changes on cash and cash equivalents.

Cash used in operating activities was $1.9 million for the six months ended June 30, 2014 compared to cash provided by operating activities of $5.5 million for the same period in 2013. The decrease in cash is primarily due to an increase in accounts receivable and unbilled receivable balances during the first half of 2014 compared to the same period in 2013.

Cash used in investing activities was $10.1 million for the six months ended June 30, 2014 compared to $15.7 million for the same period in 2013. The decrease in cash used in investing activities is primarily due to $8.7 million of cash used for acquisitions, net of cash acquired, during the first half of 2014 compared to $13.5 million of cash used for acquisitions during the same period in 2013. In addition, cash used for fixed asset additions decreased by $0.7 million during the first half of 2014 compared to the same period in 2013.

Cash provided by financing activities was $12.6 million for the six months ended June 30, 2014 compared to $7.8 million for the same period in 2013. The increase in cash provided by financing activities is primarily due to an increase in short-term borrowings of $17.4 million, offset by a $4.6 million decrease in cash due to the change in negative cash book balance and a $0.9 million increase in cash used for share repurchases during the six months ended June 30, 2014 compared to the same period in 2013.

Short-term Borrowings

We have a $50 million Financing and Security Agreement (the “Credit Agreement”) with a bank that expires on October 31, 2015 and is secured by certain of our assets. The Credit Agreement contains a provision to increase the maximum principal amount to $75 million upon lender approval. The maximum interest rate on borrowings under the Credit Agreement is the daily LIBOR market index rate plus 2.25%. Based upon our financial performance, the interest rate can be reduced to a minimum of LIBOR plus 1.0%. For the six months ended June 30, 2014, the weighted average interest rate on our borrowings was 1.5%. The Credit Agreement contains covenants which require us to maintain a minimum tangible net worth of no less than $35.0 million, a total liabilities to tangible net worth ratio of no more than 3.0 to 1.0, and a cash flow to debt service ratio of no less than 3.0 to 1.0. As of June 30, 2014, our tangible net worth was $63.6 million, our total liabilities to tangible net worth ratio was 1.8 to 1.0 and our cash flow to debt service ratio was 62.6 to 1.0, all of which were in compliance with the Credit Agreement. As of June 30, 2014, there were $17.8 million of borrowings outstanding and $31.5 million of available borrowings under the Credit Agreement.

Off-Balance Sheet Commitments

As of June 30, 2014, we do not have any off-balance sheet commitments except for operating leases and letters of credit entered into in the normal course of business.

Accounting Standard Issued

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

Internal Control Over Financial Reporting

During the quarter ended June 30, 2014, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d—15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company's share repurchase activity for the three months ended June 30, 2014:

	Issuer Purchases of Equity Securities
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
Month
April 1 - 30, 2014	509	(2)	$26.69	—	$3,991,000
May 1 - 31, 2014	29,296	(2)	$24.37	29,296	$3,276,000
June 1 - 30, 2014	15,013	(2)	$23.47	15,013	$2,923,000

(1)
We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market subject to prevailing business and market conditions and other factors. There is no expiration date for the repurchase program.

(2)
Includes shares surrendered by employees to satisfy minimum tax withholding obligations on restricted stock units which vested and shares surrendered to exercise stock options and satisfy the related minimum tax withholding obligations during the second quarter of 2014.

Item 6.    Exhibits

31.1
Certification of Chief Executive Officer of the Company dated July 31, 2014 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification of Executive Vice President and Chief Financial Officer of the Company dated July 31, 2014 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

32.1
Certification of Chief Executive Officer and Chief Financial Officer of the Company dated July 31, 2014 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from GP Strategies Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements. *

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GP STRATEGIES CORPORATION

July 31, 2014	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

July 31, 2014	/s/ Sharon Esposito-Mayer
Sharon Esposito-Mayer
Executive Vice President and Chief Financial Officer