Form 10-Q
period 2014-09-30
GP STRATEGIES CORP
filed 2014-10-30
CIK 70415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

 For the quarterly period ended September 30, 2014
or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes   ☐ No   ☒

The number of shares outstanding of the registrant’s common stock as of October 24, 2014 was as follows:

Class	Outstanding
Common Stock, par value $.01 per share	17,093,573 shares

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Part I. Financial Information
Item 1. Financial Statements
GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30, 2014 (Unaudited)	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$9,118	$5,647
Accounts and other receivables, less allowance for doubtful accounts of $1,475 in 2014 and $1,405 in 2013	89,064	94,662
Costs and estimated earnings in excess of billings on uncompleted contracts	38,425	22,706
Prepaid expenses and other current assets	16,313	13,523
Total current assets	152,920	136,538
Property, plant and equipment	20,975	24,560
Accumulated depreciation	(12,572)	(15,329)
Property, plant and equipment, net	8,403	9,231
Goodwill	127,514	116,987
Intangible assets, net	12,161	15,129
Other assets	1,686	2,271
	$302,684	$280,156
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$4,880	$407
Accounts payable and accrued expenses	55,881	55,339
Billings in excess of costs and estimated earnings on uncompleted contracts	18,931	22,062
Total current liabilities	79,692	77,808
Other noncurrent liabilities	12,640	9,321
Total liabilities	92,332	87,129

Stockholders’ equity:
Common stock, par value $0.01 per share	192	192
Additional paid-in capital	166,835	167,908
Retained earnings	47,385	27,711
Treasury stock at cost	—	(1,170)
Accumulated other comprehensive loss	(4,060)	(1,614)
Total stockholders’ equity	210,352	193,027
	$302,684	$280,156

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$123,869	$113,197	$376,667	$319,469
Cost of revenue	101,351	93,136	311,027	264,832
Gross profit	22,518	20,061	65,640	54,637
Selling, general and administrative expenses	11,863	9,856	34,914	28,825
Gain on change in fair value of contingent consideration, net	655	135	1,513	427
Operating income	11,310	10,340	32,239	26,239
Interest expense	117	90	399	256
Other income (expense)	(72)	4	185	326
Income before income tax expense	11,121	10,254	32,025	26,309
Income tax expense	3,877	4,111	12,351	9,994
Net income	$7,244	$6,143	$19,674	$16,315

Basic weighted average shares outstanding	19,131	19,125	19,138	19,089
Diluted weighted average shares outstanding	19,391	19,404	19,409	19,344

Per common share data:
Basic earnings per share	$0.38	$0.32	$1.03	$0.85
Diluted earnings per share	$0.37	$0.32	$1.01	$0.84

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$7,244	$6,143	$19,674	$16,315
Foreign currency translation adjustments	(3,674)	2,525	(2,446)	(62)
Comprehensive income	$3,570	$8,668	$17,228	$16,253

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2014 and 2013
(Unaudited, in thousands)

	2014	2013
Cash flows from operating activities:
Net income	$19,674	$16,315
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on change in fair value of contingent consideration, net	(1,513)	(427)
Depreciation and amortization	7,477	6,255
Deferred income taxes	366	(216)
Non-cash compensation expense	3,510	2,867
Changes in other operating items:
Accounts and other receivables	6,164	917
Costs and estimated earnings in excess of billings on uncompleted contracts	(15,937)	(9,269)
Prepaid expenses and other current assets	(2,725)	(2,586)
Accounts payable and accrued expenses	6,129	(71)
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,778)	(2,110)
Income tax benefit of stock-based compensation	(1,539)	(249)
Contingent consideration payments in excess of fair value on acquisition date	(1,043)	(708)
Other	(121)	(469)
Net cash provided by operating activities	16,664	10,249

Cash flows from investing activities:
Additions to property, plant and equipment	(2,315)	(4,608)
Acquisitions, net of cash acquired	(8,666)	(13,524)
Proceeds from sale of assets	246	—
Net cash used in investing activities	(10,735)	(18,132)

Cash flows from financing activities:
Proceeds from short-term borrowings	4,473	4,820
Contingent consideration payments	(977)	(1,026)
Change in negative cash book balance	(2,576)	1,829
Tax withholding payments for employee stock-based compensation in exchange for shares surrendered	(1,978)	(523)
Income tax benefit of stock-based compensation	1,539	249
Repurchases of common stock in the open market	(3,051)	(935)
Proceeds from stock option exercises	81	62
Other	(4)	(3)
Net cash provided by (used in) financing activities	(2,493)	4,473

Effect of exchange rate changes on cash and cash equivalents	35	22
Net increase (decrease) in cash and cash equivalents	3,471	(3,388)
Cash and cash equivalents at beginning of period	5,647	7,761
Cash and cash equivalents at end of period	$9,118	$4,373

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$14,502	$10,765
 See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2014
(Unaudited)

(1)	Basis of Presentation

GP Strategies Corporation is a global performance improvement solutions provider of training, e-Learning solutions, management consulting and engineering services. References in this report to “GP Strategies,” the “Company,” “we” and “our” are to GP Strategies Corporation and its subsidiaries, collectively.

The accompanying condensed consolidated balance sheet as of September 30, 2014 and the condensed consolidated statements of operations, comprehensive income and cash flows for the nine months ended September 30, 2014 and 2013 have not been audited, but have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013, as presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2014 interim period are not necessarily indicative of results to be expected for the entire year. Certain prior year amounts have been reclassified to conform to current year presentation.

The condensed consolidated financial statements include the operations of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

(2)	Accounting Standard Issued

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the Company in the first quarter of its fiscal year ending December 31, 2017. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company's consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2014
(Unaudited)

(3)	Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and financial services & insurance sector. Revenue from the automotive industry accounted for approximately 14% and 16% of our consolidated revenue for the nine months ended September 30, 2014 and 2013, respectively. Revenue from the financial services & insurance industry accounted for approximately 16% and 9% of our consolidated revenue for the nine months ended September 30, 2014 and 2013, respectively. In prior periods, we also had a concentration of revenue from the United States government. For the nine months ended September 30, 2014 and 2013, sales to the United States government and its agencies represented approximately 9% and 10%, respectively, of our consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by us as separate customers. No single customer accounted for more than 10% of our consolidated revenue for the nine months ended September 30, 2014 and 2013. As of September 30, 2014, billed and unbilled accounts receivable from a single financial services customer totaled $19.7 million, or 15%, of our consolidated accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts balances.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Non-dilutive instruments	—	—	—	20

Dilutive common stock equivalents	260	279	271	255

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2014
(Unaudited)

(5)	Acquisitions

Effective Companies

On April 1, 2014, we completed the acquisitions of Effective People and Effective Learning (the “Effective Companies”), providers of human capital management (HCM) solutions, including sales and support of the full SAP SuccessFactors Business Education (BizX) Platform, eLearning and blended learning solutions, as well as recruitment and employee development services. The Effective Companies are headquartered in Copenhagen, Denmark. The upfront purchase price was $9.0 million which was paid in cash at closing and is subject to a working capital adjustment which we expect will be finalized in the fourth quarter of 2014. In addition, the purchase agreement requires up to an additional $5.9 million of consideration, contingent upon the achievement of certain earnings targets during the two twelve-month periods following completion of the acquisition. The purchase price allocation for the acquisition included $1.6 million of customer-related intangible assets which are being amortized over four years from the acquisition date. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired Effective Companies business is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements beginning April 1, 2014. The pro-forma impact of the acquisition is not material to our results of operations. The acquired Effective Companies business is included in our Denmark subsidiary and its local currency is the Danish Kroner. The purchase price allocation below was translated into U.S. dollars based on the exchange rate in effect on the date of acquisition.

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

September 30, 2014
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

Below is a summary of the potential contingent consideration we may be required to pay in connection with completed acquisitions as of September 30, 2014 (dollars in thousands):

	Original range
	of potential undiscounted	As of September 30, 2014 Maximum contingent consideration due in
Acquisition:	payments	2014	2015	2016	Total
Prospero	$0 - $4,482	$—	$1,793	$—	$1,793
Effective Companies	$0 - $5,920	—	2,960	2,960	5,920
Total		$—	$4,753	$2,960	$7,713

Below is a summary of the changes in the recorded amount of contingent consideration liabilities from December 31, 2013 to September 30, 2014 for each acquisition (dollars in thousands):

	Liability as of December 31,	Additions	Change in Fair Value of Contingent	Foreign Currency	Liability as of September 30,
Acquisition:	2013	(Payments)	Consideration	Translation	2014
Bath Consulting	$997	$(1,005)	$—	$8	$—
Prospero	1,841	—	(1,796)	(45)	—
Lorien	959	(1,015)	31	25	—
Effective Companies	—	5,345	252	(412)	5,185
Total	$3,797	$3,325	$(1,513)	$(424)	$5,185

As of September 30, 2014 and December 31, 2013, contingent consideration considered a current liability and included in accounts payable totaled $2.7 million and $2.4 million, respectively. As of September 30, 2014 and December 31, 2013, we also had accrued contingent consideration totaling $2.5 million and $1.4 million, respectively, related to acquisitions which are included in other long-term liabilities on the consolidated balance sheet and represent the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2014
(Unaudited)

(6)	Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable business segment for the nine months ended September 30, 2014 were as follows (in thousands):

	Learning Solutions	Professional & Technical Services	Sandy	Performance Readiness Solutions	Energy Services	Total
Balance as of December 31, 2013	$60,187	$37,690	$653	$9,795	$8,662	$116,987
Acquisitions	12,338	—	—	—	—	12,338
Foreign currency translation	(1,773)	—	—	—	(38)	(1,811)
Balance as of September 30, 2014	$70,752	$37,690	$653	$9,795	$8,624	$127,514

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

September 30, 2014
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Customer relationships	$27,672	$(16,655)	$11,017
Tradenames	191	(191)	—
Intellectual property and other	2,355	(1,211)	1,144
	$30,218	$(18,057)	$12,161

December 31, 2013
Customer relationships	$26,470	$(13,070)	$13,400
Tradenames	191	(119)	72
Intellectual property and other	2,364	(707)	1,657
	$29,025	$(13,896)	$15,129

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2014
(Unaudited)

(7)	Stock-Based Compensation

We recognize compensation expense for stock-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Non-qualified stock options	$113	$125	$367	$370
Restricted stock units	292	189	886	568
Board of Directors stock grants	86	79	245	246
Total stock-based compensation	$491	$393	$1,498	$1,184

Pursuant to our 2011 Stock Incentive Plan (the “2011 Plan”), we may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of our common stock to officers, employees or members of the Board of Directors. As of September 30, 2014, we had non-qualified stock options and restricted stock units outstanding under these plans as discussed below.

Non-Qualified Stock Options

Summarized information for the Company’s non-qualified stock options is as follows:

	Number of	Weighted average	Weighted average remaining contractual	Aggregate intrinsic
Stock Options	options	exercise price	term	value
Outstanding at December 31, 2013	569,300	$9.41
Granted	—	—
Exercised	(221,550)	8.02
Forfeited	(3,000)	15.25
Expired	—	—
Outstanding at September 30, 2014	344,750	$10.25	1.85	$6,368,000
Exercisable at September 30, 2014	176,450	$9.84	1.74	$3,332,000

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2014
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

	Nine Months Ended September 30, 2014	Weighted average grant date fair value
	(In shares)	(In dollars)
Outstanding and unvested, beginning of period	244,031	$22.17
Granted	6,615	24.20
Vested	(39,850)	18.83
Forfeited	(2,361)	17.75
Outstanding and unvested, end of period	208,435	$22.92

(8)	Debt

On September 2, 2014, in connection with the modified "Dutch auction" tender offer which is discussed in more detail in Note 10, we entered into a Fourth Amended and Restated Financing and Security Agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility up to a maximum principal amount of $65 million and for a term loan in the maximum principal amount of $40 million maturing on October 31, 2017 (the “Maturity Date”), and is secured by substantially all of our assets.
The maximum interest rate on the Credit Agreement is the daily one-month LIBOR market index rate plus 2.50%. Based on our financial performance, the interest rate can be reduced to a minimum rate of the daily one-month LIBOR market index rate plus 1.25%, with the rate being determined based on our maximum leverage ratio for the preceding four quarters. Each unpaid advance on the revolving loan will bear interest until the Maturity Date. The term loan is payable in monthly installments equal to $1.1 million plus applicable interest, beginning on November 1, 2014 and ending on the Maturity Date. We may prepay the term loan or the revolving loan, in whole or in part, at any time without premium or penalty, subject to certain conditions. Amounts repaid or prepaid on the term loan may not be reborrowed.
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our and our subsidiaries’ (subject to certain exceptions) ability to, among other things, grant liens, make investments, incur indebtedness, merge or consolidate, dispose of assets or make acquisitions. We are also required to maintain compliance with a minimum fixed charge coverage ratio and a maximum leverage ratio. We were in compliance with all of the financial covenants under the Credit Agreement as of September 30, 2014. As of September 30, 2014, there were $4.9 million of borrowings outstanding and $59.3 million of available borrowings under the Credit Agreement. For the nine months ended September 30, 2014, the weighted average interest rate on our borrowings was 1.6%. The tender offer closed on October 3, 2014, at which time we purchased 2,127,706 shares of our common stock for a payment of $61.7 million. To fund the payment, we used the $40 million term loan and additional borrowings under the revolving credit facility.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2014
(Unaudited)

(9)	Income Taxes

Income tax expense was $12.4 million, or an effective income tax rate of 38.6%, for the nine months ended September 30, 2014 compared to $10.0 million, or an effective income tax rate of 38.0%, for the nine months ended September 30, 2013. During the third quarter of 2014, we recorded an income tax benefit of $0.6 million resulting from a claim for a deduction under Internal Revenue Code Section 199 for the Domestic Production Deduction on our 2013 U.S. federal income tax return which was not taken in previous years. We are currently evaluating whether a deduction is available to the Company for prior years in which the statute of limitations is open, and we may recognize an income tax benefit in future periods. In addition, during the first quarter of 2013, we recorded one-time income tax benefits totaling $0.4 million for a foreign subsidiary. Excluding these and other discrete items in both years, the effective income tax rate was 40.2% and 39.4% for the nine months ended September 30, 2014 and 2013, respectively. The increase in the effective income tax rate compared to 2013 is primarily due to a higher proportion of earnings in jurisdictions with higher tax rates. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

An uncertain tax position taken or expected to be taken in a tax return is recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Interest and penalties related to income taxes are accounted for as income tax expense. As of September 30, 2014, we had no uncertain tax positions reflected on our consolidated balance sheet. The Company files income tax returns in U.S. federal, state and local jurisdictions, and various non-U.S. jurisdictions, and is subject to audit by tax authorities in those jurisdictions. Tax years 2010 through 2013 remain open to examination by these tax jurisdictions, and earlier years remain open to examination in certain of these jurisdictions which have longer statutes of limitations.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2014
(Unaudited)

(10)	Stockholders’ Equity

Changes in stockholders’ equity during the nine months ended September 30, 2014 were as follows (in thousands):

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock at cost	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2013	$192	$167,908	$27,711	$(1,170)	$(1,614)	$193,027
Net income	—	—	19,674	—	—	19,674
Foreign currency translation adjustment	—	—	—	—	(2,446)	(2,446)
Repurchases of common stock	—	—	—	(3,051)	—	(3,051)
Stock-based compensation expense	—	1,498	—	—	—	1,498
Income tax benefit from stock-based compensation	—	1,539	—	—	—	1,539
Shares withheld in exchange for tax withholding payments on stock-based compensation	—	(1,978)	—	—	—	(1,978)
Issuance of stock for employer contributions to retirement plan	—	169	—	1,684	—	1,853
Net issuances of stock pursuant to stock compensation plans and other	—	(2,301)	—	2,537	—	236
Balance at September 30, 2014	$192	$166,835	$47,385	$—	$(4,060)	$210,352

On September 2, 2014, we announced the commencement of a modified "Dutch auction" tender offer to repurchase for cash shares of our common stock up to an aggregate purchase price of $80 million within the range of $26.00 to $29.00 per share. The tender offer expired at 12:00 midnight, New York City time, on September 29, 2014 resulting in the Company accepting for payment an aggregate of 2,127,706 shares of GP Strategies Corporation common stock at a purchase price of $29.00 per share, for an aggregate cost of approximately $61.7 million, excluding fees and expenses relating to the tender offer. The total amount of shares purchased in the tender offer represented approximately 11.1% of our issued and outstanding shares as of September 29, 2014. The transaction closed on October 3, 2014 at which time we transferred the funds for the repurchase. To fund the share repurchase, we used borrowings under an amended Credit Agreement which is discussed in more detail in Note 8. As a result of the final outcome of the tender offer, we had approximately 17,086,145 common shares issued and outstanding as of October 3, 2014.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2014
(Unaudited)

(11)	Business Segments

As of September 30, 2014, we operated through five reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing, (iv) Performance Readiness Solutions, and (v) Energy Services. Our Learning Solutions segment represents an aggregation of two operating groups in accordance with the aggregation criteria in U.S. GAAP, while each of the other reportable segments represents individual operating segments. We are organized by operating group primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

Further information regarding our business segments is discussed below.

Learning Solutions. The Learning Solutions segment delivers training, curriculum design and development, e-Learning services, system hosting, training business process outsourcing and consulting services globally. This segment also offers organizational performance solutions including leadership training and employee engagement tools and services. This segment serves large companies in the electronics and semiconductors, healthcare, software, financial services and other industries as well as to government agencies. The ability to deliver a wide range of training services on a global basis allows this segment to take over the entire learning function for the client, including their training personnel.

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

Energy Services. The Energy Services segment provides engineering services, products and training primarily to electric power generators. Our proprietary EtaPROTM Performance and Condition Monitoring System provides a suite of real-time software solutions for power generation facilities and is installed on power generating units across the world. In addition to providing custom training solutions, this segment provides web-based training through our GPiLearnTM portal, which offers a variety of courses to power plant personnel in the U.S. and other countries. This segment also provides services to users of alternative fuels, including designing and constructing liquefied natural gas (LNG), liquid to compressed natural gas (LCNG) and hydrogen fueling stations, as well as supplying fuel and equipment.

We do not allocate the following items to the segments: other income, interest expense, gain (loss) on change in fair value of contingent consideration and income tax expense. Inter-segment revenue is eliminated in consolidation and is not significant.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2014
(Unaudited)

The following tables set forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income tax expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Learning Solutions	$60,811	$49,304	$175,748	$137,223
Professional & Technical Services	20,226	19,157	58,925	54,220
Sandy Training & Marketing	15,883	16,929	50,364	52,061
Performance Readiness Solutions	13,315	13,037	40,454	41,491
Energy Services	13,634	14,770	51,176	34,474
	$123,869	$113,197	$376,667	$319,469
Operating income:
Learning Solutions	$3,045	$4,120	$7,356	$10,886
Professional & Technical Services	2,383	1,530	6,384	4,335
Sandy Training & Marketing	1,023	975	3,204	2,797
Performance Readiness Solutions	1,354	907	2,953	1,802
Energy Services	2,850	2,673	10,829	5,992
Gain on change in fair value of contingent consideration, net	655	135	1,513	427
Operating income	11,310	10,340	32,239	26,239
Interest expense	117	90	399	256
Other income (expense)	(72)	4	185	326
Income before income tax expense	$11,121	$10,254	$32,025	$26,309

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

As of September 30, 2014, we operated through five reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing, (iv) Performance Readiness Solutions, and (v) Energy Services. Our Learning Solutions segment represents an aggregation of two operating groups in accordance with the aggregation criteria in U.S. GAAP, while each of the other reportable segments represents individual operating segments. We are organized by operating group primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

Further information regarding each business segment is discussed below.

Learning Solutions. The Learning Solutions segment delivers training, curriculum design and development, e-Learning services, system hosting, training business process outsourcing and consulting services globally. This segment also offers organizational performance solutions including leadership training and employee engagement tools and services. This segment serves large companies in the electronics and semiconductors, healthcare, software, financial services and other industries as well as to government agencies. The ability to deliver a wide range of training services on a global basis allows this segment to take over the entire learning function for the client, including their training personnel.

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

Energy Services. The Energy Services segment provides engineering services, products and training primarily to electric power generators. Our proprietary EtaPROTM Performance and Condition Monitoring System provides a suite of real-time software solutions for power generation facilities and is installed on power generating units across the world. In addition to providing custom training solutions, this segment provides web-based training through our GPiLearnTM portal, which offers a variety of courses to power plant personnel in the U.S. and other countries. This segment also provides services to users of alternative fuels, including designing and constructing liquefied natural gas (LNG), liquid to compressed natural gas (LCNG) and hydrogen fueling stations, as well as supplying fuel and equipment.

Share Repurchase - Modified "Dutch auction" Tender Offer

On September 2, 2014, we announced the commencement of a modified "Dutch auction" tender offer to repurchase for cash shares of our common stock up to an aggregate purchase price of $80 million within the range of $26.00 to $29.00 per share. The tender offer expired at 12:00 midnight, New York City time, on September 29, 2014 resulting in the Company accepting for payment an aggregate of 2,127,706 shares of GP Strategies Corporation common stock at a purchase price of $29.00 per share, for an aggregate cost of approximately $61.7 million, excluding fees and expenses relating to the tender offer. The total amount of shares purchased in the tender offer represented approximately 11.1% of our issued and outstanding shares as of September 29, 2014. The transaction closed on October 3, 2014 at which time we transferred the funds for the repurchase. To fund the share repurchase, we used borrowings under an amended Credit Agreement which is discussed in more detail in Note 8. As a result of the final outcome of the tender offer, we had approximately 17,086,145 common shares issued and outstanding as of October 3, 2014.

 Acquisition

Effective Companies
On April 1, 2014, we completed the acquisitions of Effective People and Effective Learning (the “Effective Companies”), providers of human capital management (HCM) solutions, including sales and support of the full SAP SuccessFactors Business Education (BizX) Platform, eLearning and blended learning solutions, as well as recruitment and employee development services. The Effective Companies are headquartered in Copenhagen, Denmark. The upfront purchase price was $9.0 million which was paid in cash at closing and is subject to a working capital adjustment which we expect will be finalized in the fourth quarter of 2014. In addition, the purchase agreement requires up to an additional $5.9 million of consideration, contingent upon the achievement of certain earnings targets during the two twelve-month periods following completion of the acquisition. The purchase price allocation for the acquisition included $1.6 million of customer-related intangible assets which are being amortized over four years from the acquisition date. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired Effective Companies business is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements beginning April 1, 2014. The pro-forma impact of the acquisition is not material to our results of operations. The acquired Effective Companies business is included in our Denmark subsidiary and its local currency is the Danish Kroner. The purchase price allocation below was translated into U.S. dollars based on the exchange rate in effect on the date of acquisition.

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
Operating Highlights

Three Months ended September 30, 2014 Compared to the Three Months ended September 30, 2013

For the three months ended September 30, 2014, we had income before income tax expense of $11.1 million compared to $10.3 million for the three months ended September 30, 2013. Gross profit was $22.5 million, or 18.2% of revenue, for the third quarter of 2014 compared to $20.1 million, or 17.7% of revenue, for the third quarter of 2013. Operating income, the components of which are discussed below by segment, increased $1.0 million or 9.4% to $11.3 million for the third quarter of 2014 compared to $10.3 million for the third quarter of 2013. The net increase in operating income was primarily due to a $2.5 million increase in gross profit and a $0.5 million increase in the gain on change in fair value of contingent consideration, partially offset by a $2.0 million increase in selling, general and administrative expenses (SG&A) expenses primarily due to increased costs associated with global expansion. Net income was $7.2 million, or $0.37 per diluted share, for the three months ended September 30, 2014, compared to net income of $6.1 million, or $0.32 per diluted share, for the three months ended September 30, 2013.

Revenue

(Dollars in thousands)	Three months ended
	September 30,
	2014	2013
Learning Solutions	$60,811	$49,304
Professional & Technical Services	20,226	19,157
Sandy Training & Marketing	15,883	16,929
Performance Readiness Solutions	13,315	13,037
Energy Services	13,634	14,770
	$123,869	$113,197

Learning Solutions revenue increased $11.5 million or 23.3% during the third quarter of 2014 compared to the third quarter of 2013. The increase in revenue is due to the following:

•	A $2.0 million increase attributable to the Effective Companies acquisition completed in April 2014;

•
A $8.4 million net increase in e-Learning content development and training business process outsourcing (BPO) services primarily attributable to a global outsourcing contract with a financial services client;

•	A $1.4 million increase in revenue due to favorable changes in exchange rates; and

•	A $0.8 million increase in leadership training and consulting services.

These revenue increases were offset by a $1.1 million decline in UK government funded skills training services.

Professional & Technical Services revenue increased $1.1 million or 5.6% during the third quarter of 2014 compared to the third quarter of 2013. The net increase in revenue is due to the following:

•	A $0.9 million net increase in revenue from U.S. government clients; and

•	A $1.5 million net increase in training and technical services for oil and gas clients.
These increases were partially offset by a $1.3 million net decrease in training and technical services for various clients.
Sandy Training & Marketing revenue decreased $1.0 million or 6.2% during the third quarter of 2014 compared to the third quarter of 2013. The net decrease is primarily due to the completion of non-recurring projects in 2013 for automotive customers.

Performance Readiness Solutions revenue increased $0.3 million or 2.1% during the third quarter of 2014 compared to the third quarter of 2013 primarily due to a net increase in consulting, training development and system implementation training services.

Energy Services revenue decreased $1.1 million or 7.7% during the third quarter of 2014 compared to the third quarter of 2013 primarily due to the completion of LNG projects by our alternative fuels business under contracts awarded in 2013.

Gross Profit

(Dollars in thousands)	Three months ended
	September 30,
	2014		2013
		% Revenue		% Revenue
Learning Solutions	$9,338	15.4%	$8,629	17.5%
Professional & Technical Services	4,207	20.8%	3,229	16.9%
Sandy Training & Marketing	2,519	15.9%	2,433	14.4%
Performance Readiness Solutions	2,640	19.8%	2,031	15.6%
Energy Services	3,814	28.0%	3,739	25.3%
	$22,518	18.2%	$20,061	17.7%

Learning Solutions gross profit of $9.3 million or 15.4% of revenue for the third quarter of 2014 increased by $0.7 million or 8.2% when compared to gross profit of $8.6 million or 17.5% of revenue for the third quarter of 2013. Approximately $0.3 million of the net increase in gross profit is attributable to acquisitions we completed in 2014. The net increase was offset by a decrease in gross profit primarily due to start-up costs incurred on the implementation of a new global outsourcing contract with a financial services client and a decline in gross profit and margin in our UK government funded skills training business due to a decrease in revenue.

Professional & Technical Services gross profit of $4.2 million or 20.8% of revenue for the third quarter of 2014 increased by $1.0 million or 30.3% when compared to gross profit of $3.2 million or 16.9% of revenue for the third quarter of 2013. The increase in gross profit is primarily due to the revenue increases noted above and a $0.7 million increase in revenue and profit for a project completion bonus in our government business.

Sandy Training and Marketing gross profit of $2.5 million or 15.9% of revenue for the third quarter of 2014 increased by $0.1 million or 3.5% when compared to gross profit of $2.4 million or 14.4% of revenue for the third quarter of 2013. Despite the net decrease in revenue, this segment had increased profitability on certain revenue streams including its publications and glove-box portfolio revenues and technical training services.

Performance Readiness Solutions gross profit of $2.6 million or 19.8% of revenue for the third quarter of 2014 increased by $0.6 million or 30.0% when compared to gross profit of $2.0 million or 15.6% of revenue for the third quarter of 2013. The gross profit increase is primarily due to the revenue increases noted above as well as a reduction in costs related to technology initiatives in 2013.

Energy Services gross profit of $3.8 million or 28.0% of revenue for the third quarter of 2014 increased by $0.1 million or 2.0% when compared to gross profit of $3.7 million or 25.3% of revenue for the third quarter of 2013. Despite the decline in revenue in this segment, gross profit increased due to margin increases in our alternative fuels and EtaProTM software businesses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $2.0 million or 20.4% from $9.9 million for the third quarter of 2013 to $11.9 million for the third quarter of 2014. The increase is primarily due to a $0.7 million increase in labor, benefits and other expenses due to international expansion, a $0.4 million increase in expenses associated with the establishment of new foreign operations, a $0.4 million increase in bad debt expense and a $0.5 million increase in IT infrastructure costs.

Change in Fair Value of Contingent Consideration

We recognized a net gain on the change in fair value of contingent consideration related to acquisitions of $0.7 million for the three months ended September 30, 2014 compared to $0.1 million for the same period in 2013. The increase in the net gain recognized during the third quarter of 2014 is primarily due to a reduction in the estimated contingent consideration payable as a result of a decline in the projected earnings of a previously acquired business. Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“Topic 805”) requires that contingent consideration be recognized at fair value on the acquisition date and be re-measured each reporting period with subsequent adjustments recognized in the consolidated statement of operations. We estimate the fair value of contingent consideration liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. We believe our estimates and assumptions are reasonable; however, there is significant judgment involved. At each reporting date, the contingent consideration obligation is revalued to estimated fair value and changes in fair value subsequent to the acquisitions are reflected in income or expense in the consolidated statements of operations, and could cause a material impact to, and volatility in, our operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. See Note 5 to the Condensed Consolidated Financial Statements for further details regarding the potential contingent consideration payments and the changes in fair value of the related liabilities for each acquisition during the nine months ended September 30, 2014.

Interest Expense

Interest expense was consistent at approximately $0.1 million for the third quarters of both 2014 and 2013.

Other Income (Expense)

Other income (expense) was less than $0.1 million for the both the third quarters of 2014 and 2013 and consisted primarily of income from a joint venture and foreign currency gains and losses in both years.

Income Tax Expense

Income tax expense was $3.9 million for the third quarter of 2014 compared to $4.1 million for the third quarter of 2013. The effective income tax rate was 34.9% and 40.1% for the three months ended September 30, 2014 and 2013, respectively. During the third quarter of 2014, we recorded an income tax benefit of $0.6 million resulting from a claim for a deduction under Internal Revenue Code Section 199 for the Domestic Production Deduction on our 2013 U.S. federal income tax return which was not taken in previous years. We are currently evaluating whether a deduction is available to the Company for prior years in which the statute of limitations is open, and we may recognize an income tax benefit in future periods. Excluding this adjustment and other discrete items in the quarter, the effective income tax rate was 40.3% for the three months ended September 30, 2014. The increase in income tax expense and effective income tax rate are primarily due to a higher proportion of earnings in jurisdictions with higher tax rates. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Nine Months ended September 30, 2014 Compared to the Nine Months ended September 30, 2013

For the nine months ended September 30, 2014, we had income before income tax expense of $32.0 million compared to $26.3 million for the nine months ended September 30, 2013. Gross profit was $65.6 million, or 17.4% of revenue, for the nine months ended September 30, 2014 compared to $54.6 million, or 17.1% of revenue, for the same period in 2013. Operating income, the components of which are discussed below by segment, increased $6.0 million or 22.9% to $32.2 million for the nine months ended September 30, 2014 compared to $26.2 million for the same period in 2013. The net increase in operating income was primarily due to a $11.0 million increase in gross profit and a $1.1 million increase in the gain on change in fair value of contingent consideration, partially offset by a $6.1 million increase in SG&A expenses primarily due to increased costs associated with global expansion. Net income was $19.7 million, or $1.01 per diluted share, for the nine months ended September 30, 2014, compared to net income of $16.3 million, or $0.84 per diluted share, for the nine months ended September 30, 2013.

Revenue

(Dollars in thousands)	Nine Months Ended
	September 30,
	2014	2013
Learning Solutions	$175,748	$137,223
Professional & Technical Services	58,925	54,220
Sandy Training & Marketing	50,364	52,061
Performance Readiness Solutions	40,454	41,491
Energy Services	51,176	34,474
	$376,667	$319,469

Learning Solutions revenue increased $38.5 million or 28.1% during the nine months ended September 30, 2014 compared to the same period in 2013. The increase in revenue is due to the following:

•	A $4.3 million increase attributable to the Effective Companies acquisition completed in April 2014;

•	A $5.2 million increase attributable to the Lorien acquisition completed in June 2013;

•	A $1.8 million increase attributable to the Prospero acquisition completed in May 2013;

•
A $25.4 million net increase in e-Learning content development and training business process outsourcing (BPO) services primarily attributable to a global outsourcing contract with a financial services client;

•	A $4.0 million increase in revenue due to favorable changes in exchange rates; and

•	A $1.9 million increase in leadership training and consulting services.
These revenue increases were offset by a $4.1 million revenue decline in UK government funded skills training services.

Professional & Technical Services revenue increased $4.7 million or 8.7% during the nine months ended September 30, 2014 compared to the same period in 2013. The increase in revenue is due to the following:

•	A $2.5 million net increase in training and technical services for oil and gas clients;

•	A $2.6 million net increase in revenue from U.S. government clients; and

•	A $0.6 million one-time revenue adjustment relating to a final contract negotiation and close-out during the first quarter of 2014.
These increases were partially offset by a net $1.0 million decrease in training and technical services for various clients.

Sandy Training & Marketing revenue decreased $1.7 million or 3.3% during the nine months ended September 30, 2014 compared to the same period in 2013. The net decrease in revenue is due to a $3.3 million decrease in training services primarily due to the completion of non-recurring projects in 2013 for automotive customers, partially offset by a $1.6 million increase in glove-box portfolio and publication revenues during the nine months ended September 30, 2014 compared to the same period in 2013.

Performance Readiness Solutions revenue decreased $1.0 million or 2.5% during the nine months ended September 30, 2014 compared to the same period in 2013 due to a net decrease in sales enablement and system implementation training services due to various project completions. The revenue decrease was partially offset by an increase in consulting and training services.

Energy Services revenue increased $16.7 million or 48.4% during the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to a $19.4 million increase in the alternative fuels business unit due to completing LNG projects under contracts awarded in 2013 and a $1.6 million increase in training services. These increases were partially offset by a $4.3 million net decrease in software license sales and other engineering services. We anticipate that the revenue in this segment will decline in future quarters due to LNG projects that were completed in the third quarter of 2014.

Gross Profit

(Dollars in thousands)	Nine Months Ended
	September 30,
	2014		2013
		% Revenue		% Revenue
Learning Solutions	$24,798	14.1%	$23,998	17.5%
Professional & Technical Services	11,641	19.8%	9,194	17.0%
Sandy Training & Marketing	7,727	15.3%	7,295	14.0%
Performance Readiness Solutions	6,695	16.5%	5,521	13.3%
Energy Services	14,779	28.9%	8,629	25.0%
	$65,640	17.4%	$54,637	17.1%

Learning Solutions gross profit of $24.8 million or 14.1% of revenue for the nine months ended September 30, 2014 increased by $0.8 million or 3.3% when compared to gross profit of $24.0 million or 17.5% of revenue for the same period in 2013. Approximately $1.7 million of gross profit is attributable to the acquisitions we completed in 2013 and 2014. The net increase was offset by a decrease in gross profit primarily due to start-up costs incurred on the implementation of a new global outsourcing contract with a financial services client and a decline in gross profit and margin in our UK government funded skills training business due to a decrease in revenue.

Professional & Technical Services gross profit of $11.6 million or 19.8% of revenue for the nine months ended September 30, 2014 increased by $2.4 million or 26.6% when compared to gross profit of $9.2 million or 17.0% of revenue for the same period in 2013. The increase in gross profit is primarily due to the revenue increases noted above as well as a $0.6 million one-time revenue and profit adjustment relating to a final contract negotiation and close-out during the first quarter of 2014 and a $0.7 million revenue and profit increase for a project completion bonus in our government business during the third quarter of 2014.

Sandy Training and Marketing gross profit of $7.7 million or 15.3% of revenue for the nine months ended September 30, 2014 increased by $0.4 million or 5.9% when compared to gross profit of $7.3 million or 14.0% of revenue for the same period in 2013. Despite the net revenue decline in this segment, the gross profit increased due to an increase in higher margin publications and glove-box portfolio revenues noted above, as well as improved profit on technical training services.

Performance Readiness Solutions gross profit of $6.7 million or 16.5% of revenue for the nine months ended September 30, 2014 increased by $1.2 million or 21.3% when compared to gross profit of $5.5 million or 13.3% of revenue for the same period in 2013. Despite the revenue decline in the segment, gross profit increased due to a reduction in costs related to technology initiatives in 2013.

Energy Services gross profit of $14.8 million or 28.9% of revenue for the nine months ended September 30, 2014 increased $6.2 million or 71.3% compared to gross profit of $8.6 million or 25.0% of revenue for the same period in 2013 primarily due to the revenue increases noted above. We anticipate that the gross profit in this segment will decline in future quarters due to the completion of numerous LNG projects that occurred in the first half of 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $6.1 million or 21.1% from $28.8 million for the nine months ended September 30, 2013 to $34.9 million for the same period in 2014. The increase is primarily due to a $2.5 million increase in labor and benefits expense due to international expansion, a $1.0 million increase in expenses associated with the establishment of new foreign operations, a $1.4 million increase in IT infrastructure costs, $0.3 million of acquisition-related expenses and a $0.5 million increase in amortization expense. The remainder of the increase is due to increases in business insurance, accounting and facility costs during the nine months ended September 30, 2014 compared to 2013.

Change in Fair Value of Contingent Consideration

We recognized a net gain on the change in fair value of contingent consideration related to acquisitions of $1.5 million for the nine months ended September 30, 2014, compared to a net gain of $0.4 million for the nine months ended September 30, 2013. The increase in the net gain recognized during the nine months ended September 30, 2014 is primarily due to a reduction in the estimated contingent consideration payable as a result of a decline in the projected earnings of a previously acquired business. ASC Topic 805 requires that contingent consideration be recognized at fair value on the acquisition date and be re-measured each reporting period with subsequent adjustments recognized in the consolidated statement of operations. We estimate the fair value of contingent consideration liabilities based on financial projections of the acquired companies and estimated probabilities of achievement. We believe our estimates and assumptions are reasonable; however, there is significant judgment involved. At each reporting date, the contingent consideration obligation is revalued to estimated fair value and changes in fair value subsequent to the acquisitions are reflected in income or expense in the consolidated statements of operations, and could cause a material impact to, and volatility in, our operating results. Changes in the fair value of contingent consideration obligations may result from changes in discount periods, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. See Note 5 to the Condensed Consolidated Financial Statements for further details regarding the potential contingent consideration payments and the changes in fair value of the related liabilities for each acquisition during the nine months ended September 30, 2014.

Interest Expense

Interest expense was $0.4 million for the nine months ended September 30, 2014 compared to $0.3 million for the same period in 2013.

Other Income

Other income was $0.2 million for the nine months ended September 30, 2014 compared to $0.3 million for the same period in 2013 and consisted primarily of income from a joint venture and foreign currency gains and losses in both years.

Income Tax Expense

Income tax expense was $12.4 million for the nine months ended September 30, 2014 compared to $10.0 million for the same period in 2013. The effective income tax rate was 38.6% and 38.0% for the nine months ended September 30, 2014 and 2013, respectively. During the third quarter of 2014, we recorded an income tax benefit of $0.6 million resulting from a claim for a deduction under Internal Revenue Code Section 199 for the Domestic Production Deduction on our 2013 U.S. federal income tax return which was not taken in previous years. We are currently evaluating whether a deduction is available to us for prior years in which the statute of limitations is open, and we may recognize an income tax benefit in future periods. During the first quarter of 2013, we recorded one-time income tax benefits totaling $0.4 million for a foreign subsidiary. Excluding these and other discrete items in both years, the effective income tax rate was 40.2% and 39.4% for the nine months ended September 30, 2014 and 2013, respectively. The increase in the effective income tax rate compared to 2013 is primarily due to a higher proportion of earnings in jurisdictions with higher tax rates. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Liquidity and Capital Resources

Working Capital

For the nine months ended September 30, 2014, our working capital increased $14.5 million from $58.7 million at December 31, 2013 to $73.2 million at September 30, 2014 primarily due to an increase in the volume of business and revenue growth. As of September 30, 2014 we had $4.9 million of short-term borrowings outstanding. We believe that cash generated from operations and borrowings available under our Credit Agreement ($59.3 million of available borrowings as of September 30, 2014) will be sufficient to fund our working capital and other requirements for at least the next twelve months. On October 3, 2014, we completed a modified "Dutch auction" tender offer in which we repurchased $61.7 million of our common stock. To fund the repurchase, we used a term loan of $40 million and additional borrowings under the credit facility. The tender offer transaction and amended Credit Agreement are discussed in more detail below and in Notes 8 and 10 to the accompanying consolidated financial statements.

As of September 30, 2014, the amount of cash and cash equivalents held outside of the U.S. by foreign subsidiaries was $9.0 million. At the present time, we do not anticipate repatriating these balances to fund domestic operations. We would be required to accrue for and pay taxes in the U.S. in the event we decided to repatriate these funds.

Share Repurchase - Modified "Dutch auction" Tender Offer

On September 2, 2014, we announced the commencement of a modified "Dutch auction" tender offer to repurchase for cash shares of our common stock up to an aggregate purchase price of $80 million within the range of $26.00 to $29.00 per share. The tender offer expired at 12:00 midnight, New York City time, on September 29, 2014 resulting in the Company accepting for payment an aggregate of 2,127,706 shares of GP Strategies Corporation common stock at a purchase price of $29.00 per share, for an aggregate cost of approximately $61.7 million, excluding fees and expenses relating to the tender offer. The total amount of shares purchased in the tender offer represented approximately 11.1% of our issued and outstanding shares as of September 29, 2014. The transaction closed on October 3, 2014 at which time we transferred the funds for the repurchase. To fund the share repurchase, we used borrowings under an amended Credit Agreement which is discussed in more detail in Note 8 to the accompanying consolidated financial statements.

Acquisition-Related Payments

We may be required to pay the following additional contingent consideration in connection with acquisitions we previously completed (dollars in thousands):

	As of September 30, 2014 Maximum potential contingent consideration due in				Recorded Liability as of
Acquisition:	2014	2015	2016	Total	September 30, 2014
Prospero	$—	$1,793	$—	$1,793	$—
Effective Companies	—	2,960	2,960	5,920	5,185
Total	$—	$4,753	$2,960	$7,713	$5,185

Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and financial services & insurance sector. Revenue from the automotive industry accounted for approximately 14% and 16% of our consolidated revenue for the nine months ended September 30, 2014 and 2013, respectively. Revenue from the financial services & insurance industry accounted for approximately 16% and 9% of our consolidated revenue for the nine months ended September 30, 2014 and 2013, respectively. In prior periods, we also had a concentration of revenue from the United States government. For the nine months ended September 30, 2014 and 2013, sales to the United States government and its agencies represented approximately 9% and 10%, respectively, of our consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by us as separate customers. No single customer accounted for more than 10% of our consolidated revenue for the nine months ended September 30, 2014 and 2013. As of September 30, 2014, billed and unbilled accounts receivable from a single financial services customer totaled $19.7 million, or 15%, of our consolidated accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts balances.

Cash Flows

Nine Months ended September 30, 2014 Compared to the Nine Months ended September 30, 2013

Our cash balance increased $3.5 million from $5.6 million as of December 31, 2013 to $9.1 million as of September 30, 2014. The increase in cash and cash equivalents during the nine months ended September 30, 2014 resulted from cash provided by operating activities of $16.7 million, cash used in investing activities of $10.7 million and cash used in financing activities of $2.5 million.

Cash provided by operating activities was $16.7 million for the nine months ended September 30, 2014 compared to $10.2 million for the same period in 2013. The increase in cash is primarily due to an increase in net income and favorable changes in working capital balances during the nine months ended September 30, 2014 compared to the same period in 2013.

Cash used in investing activities was $10.7 million for the nine months ended September 30, 2014 compared to $18.1 million for the same period in 2013. The decrease in cash used in investing activities is primarily due to $8.7 million of cash used for acquisitions, net of cash acquired, during the nine months ended September 30, 2014 compared to $13.5 million of cash used for acquisitions during the same period in 2013. In addition, cash used for fixed asset additions decreased by $2.3 million during the nine months ended September 30, 2014 compared to the same period in 2013.

Cash used in financing activities was $2.5 million for the nine months ended September 30, 2014 compared to cash provided by financing activities of $4.5 million for the same period in 2013. The increase in cash used in financing activities is primarily due to a $4.4 million decrease in cash due to the change in negative cash book balance and a $2.1 million increase in cash used for share repurchases during the nine months ended September 30, 2014 compared to the same period in 2013.

Debt

On September 2, 2014, in connection with the modified "Dutch auction" tender offer which is discussed in more detail in Note 10, we entered into a Fourth Amended and Restated Financing and Security Agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility up to a maximum principal amount of $65 million and for a term loan in the maximum principal amount of $40 million maturing on October 31, 2017 (the “Maturity Date”), and is secured by substantially all of our assets.
The maximum interest rate on the Credit Agreement is the daily one-month LIBOR market index rate plus 2.50%. Based on our financial performance, the interest rate can be reduced to a minimum rate of the daily one-month LIBOR market index rate plus 1.25%, with the rate being determined based on our maximum leverage ratio for the preceding four quarters. Each unpaid advance on the revolving loan will bear interest until the Maturity Date. The term loan is payable in monthly installments equal to $1.1 million plus applicable interest, beginning on November 1, 2014 and ending on the Maturity Date. We may prepay the term loan or the revolving loan, in whole or in part, at any time without premium or penalty, subject to certain conditions. Amounts repaid or prepaid on the term loan may not be reborrowed.
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our and our subsidiaries’ (subject to certain exceptions) ability to, among other things, grant liens, make investments, incur indebtedness, merge or consolidate, dispose of assets, make acquisitions. We are also required to maintain compliance with a minimum fixed charge coverage ratio of 2.0 to 1.0 and a maximum leverage ratio of 2.25 to 1.0. As of September 30, 2014, our fixed coverage charge ratio was 6.0 to 1.0 and our leverage ratio was 0.1 to 1.0, all of which were in compliance with the Credit Agreement.
As of September 30, 2014, there were $4.9 million of borrowings outstanding and $59.3 million of available borrowings under the Credit Agreement. For the nine months ended September 30, 2014, the weighted average interest rate on our borrowings was 1.6%. The tender offer closed on October 3, 2014, at which time we purchased 2,127,706 shares of our common stock for a payment of $61.7 million. To fund the payment, we used the $40 million term loan and additional borrowings under the revolving credit facility.

Off-Balance Sheet Commitments

As of September 30, 2014, we did not have any off-balance sheet commitments except for operating leases and letters of credit entered into in the normal course of business.

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

Internal Control Over Financial Reporting

During the quarter ended September 30, 2014, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d—15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company's share repurchase activity for the three months ended September 30, 2014:

	Issuer Purchases of Equity Securities
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
Month
July 1 - 31, 2014	70,689		$23.47	70,689	$1,260,000
August 1 - 31, 2014	16,292	(2)	$25.26	—	$1,260,000
September 1 - 30, 2014	116,556	(2)	$27.53	—	$1,260,000

(1)
We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market subject to prevailing business and market conditions and other factors. There is no expiration date for the repurchase program.

(2)
Represents shares surrendered by employees to satisfy minimum tax withholding obligations on restricted stock units which vested and shares surrendered to exercise stock options and satisfy the related minimum tax withholding obligations during the third quarter of 2014.

On September 2, 2014, we announced the commencement of a modified "Dutch auction" tender offer to repurchase for cash shares of our common stock up to an aggregate purchase price of $80 million within the range of $26.00 to $29.00 per share. The tender offer expired at the end of the day, 12:00 midnight, New York City time, on September 29, 2014 resulting in the Company accepting for payment an aggregate of 2,127,706 shares of GP Strategies Corporation common stock at a purchase price of $29.00 per share, for an aggregate cost of approximately $61.7 million, excluding fees and expenses relating to the tender offer. See Note 10 to the accompanying consolidated financial statements for additional information regarding the completion of the tender offer.

Item 6.    Exhibits

10.1
Fourth Amended and Restated Financing and Security Agreement, dated September 2, 2014, by and between GP Strategies Corporation as Borrower and Wells Fargo Bank, National Association, as Lender. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation’s Form 8-K filed on September 2, 2014.

31.1
Certification of Chief Executive Officer of the Company dated October 30, 2014 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification of Executive Vice President and Chief Financial Officer of the Company dated October 30, 2014 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

32.1
Certification of Chief Executive Officer and Chief Financial Officer of the Company dated October 30, 2014 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from GP Strategies Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements. *

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GP STRATEGIES CORPORATION

October 30, 2014	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

October 30, 2014	/s/ Sharon Esposito-Mayer
Sharon Esposito-Mayer
Executive Vice President and Chief Financial Officer