Form 10-K
period 2014-12-31
GP STRATEGIES CORP
filed 2015-02-24
CIK 70415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).    Yes  ☐  No  ☒
The aggregate market value of the outstanding shares of the Registrant’s Common Stock, par value $.01 per share, held by non-affiliates as of June 30, 2014 was approximately $383,251,000.
The number of shares outstanding of the registrant’s Common Stock as of February 16, 2015:

Class	Outstanding
Common Stock, par value $.01 per share	17,155,699 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated herein by reference into Part III hereof.

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

We are a leading independent provider of customized training solutions focused on performance improvement initiatives for our clients. We also provide consulting, engineering and technical services which enhance our customized training capabilities and diversify our service offerings. We have global execution capabilities and provide services to a large customer base across a broad range of industries in over 45 countries. We serve leading companies in the automotive, steel, oil and gas, power, chemical, electronics and technology, manufacturing, software, financial services, retail, healthcare and food and beverage industries, as well as government agencies. We have over four decades of experience in developing solutions to optimize workforce performance by providing services and products to our clients that assist them in successfully integrating their employees, processes and technologies.

Over the last several years, we have focused on building our custom training business through internal growth and the acquisition of complementary businesses. We began executing our acquisition strategy in 2006 and have since completed over 25 acquisitions to strengthen our capabilities in specific training and technical service areas, expand our global presence, and increase our customer base and market sector reach.  As a result, we’ve added product sales training and leadership training, and strengthened our e-

Learning and content development expertise, while also expanding further within Europe and Asia Pacific. Our acquisitions have also expanded our market sector reach, added new customers and enhanced our service offerings through the addition of new complementary services. We have also invested in global expansion through the establishment of over a dozen new subsidiaries in select countries during 2013 and 2014 to support new global outsourcing contracts. We believe our expanded infrastructure and the ability to deliver globally will allow us to better support our existing client base as well as win new business for our comprehensive service offerings.

Operating Segments

As of December 31, 2014, we operated through five reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing, (iv) Performance Readiness Solutions, and (v) Energy Services. Our Learning Solutions segment represents an aggregation of two operating groups in accordance with the aggregation criteria in U.S. GAAP, while all of the other reportable segments each represent one operating group. We are organized by operating group primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

Further information regarding our business segments is discussed below.

Learning Solutions. The Learning Solutions segment delivers training, curriculum design and development, e-Learning services, system hosting, training business process outsourcing and consulting services globally. This segment also offers organizational performance solutions including leadership training and employee engagement tools and services. This segment serves large companies in the electronics and semiconductors, healthcare, software, financial services and other industries as well as government agencies. The ability to deliver a wide range of training services on a global basis allows this segment to take over the entire learning function for the client, including their training personnel.

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

Sandy Training & Marketing. The Sandy Training & Marketing segment provides custom product sales training and has been a leader in serving manufacturing customers in the U.S. automotive industry for over 30 years. Sandy provides custom product sales training designed to better educate customer sales forces with respect to new vehicle features and designs, in effect rapidly increasing the sales force knowledge base and enabling them to address detailed customer queries. Furthermore, Sandy helps our clients assess their customer relationship marketing strategy and connect with their customers on a one-to-one basis. This segment also provides technical training services to automotive manufacturers as well as customers in other industries.

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

Energy Services. The Energy Services segment provides engineering services, products and training primarily to electric power generators. Our proprietary EtaPRO™ Performance and Condition Monitoring System provides a suite of real-time software solutions for power generation facilities and is installed on power generating units across the world. In addition to providing custom training solutions, this segment provides web-based training through our GPiLearn™ portal, which offers a variety of courses to power plant personnel in the U.S. and other countries.  This segment also provides services to users of alternative fuels, including designing and constructing liquefied natural gas (LNG), liquid to compressed natural gas (LCNG) and hydrogen fueling stations, as well as supplying equipment.

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

•
E-Learning. Though part of our content development services, our e-Learning capabilities distinguish themselves because we are able to function as a single-source e-Learning solutions provider through our integration services and hosting, the development and provisioning of proprietary content and the aggregation and distribution of third party content. While considered a custom content developer in this arena, we are also the creators of GPiLearn™, a packaged, web-based training curriculum designed to equip workers with specialized maintenance, mechanical, operator and technical skills throughout the energy industry (nuclear, fossil, hydroelectric, wind farms and other power generating plants) in order to address that industry's growing needs for a skilled and multi-skilled workforce.

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

Engineering and Technical Services. Our staff includes civil, mechanical and electrical engineers who are equipped to provide engineering, technical support services, consulting expertise, design capabilities and evaluation services. Our engineering customers typically operate in technically complex industries such as oil and gas, power, chemical, aerospace, transportation and manufacturing industries. Our engineering services support facilities, processes and systems in multiple capacities, including:

•
Power Plant Performance. Our Energy Services segment delivers multiple solutions to optimize power plant assets and mitigate risk. We have also developed proprietary products to support the power industry, including our EtaPROTM software, installed in nearly every electricity-generating power plant in North America, as well as our Virtual Plant™ and other software applications for the power generation industry.

•
Alternative Fueling Station Design and Engineering. We provide engineering design, permitting and construction of alternative fuel stations, including liquefied natural gas (LNG), liquid to compressed natural gas (LCNG) and hydrogen fueling stations for vehicle fleets and public-access stations in the United States. We also provide maintenance services for alternative fueling stations, as well as supply equipment.

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

•
Environmental Services. We provide environment engineering services, including the development and management of site environmental remediation plans and perform other services in regard to air and water quality, hazardous waste and the stewardship of natural resources.

Competitive Strengths

We believe our key competitive strengths include:

Global Delivery and Single-Source Custom Training Solutions Provider. We believe we are one of the largest independent single-source custom training solutions providers in the markets in which we compete with the capability of delivering on a global basis. We provide business process outsourcing solutions spanning the full life-cycle of the training process, including the management of training departments and administrative processes for our customers. We believe that the breadth of our service and product offerings, which encompass fully integrated training business process outsourcing solutions as well as discrete services, allows us to better serve the needs of our clients by providing them with a single-source solution for custom training, consulting and technical and engineering services. We believe that the integration of our services into a single platform, together with our global presence and delivery capabilities, allows our customers to leverage an enterprise-wide solution to address their performance improvement needs in a way that streamlines their internal operations, improves the speed and efficiency at which critical know-how is disseminated on a firm-wide basis, and enables them to achieve their desired performance improvement goals.

Outstanding Reputation in the Industry. We have continued to build an outstanding reputation in the training industry through the delivery of exceptional training solutions and have received numerous awards. In 2014, for the eleventh consecutive year, Training Industry, Inc., an industry trade organization, selected us as one of the Top 20 Companies in Training Outsourcing, and for the seventh consecutive year selected us as one of the Top Sales Training Companies. During 2014, Training Industry, Inc. also selected us as a Top 20 Workforce Development Company, Top 20 Leadership Training Company, Top 20 Content Development Company, Top 20 Learning Portal Company and a Top 20 Gamification Company. We also won other industry awards including a prestigious “Leadership 500 Excellence” award from HR.com and five Brandon Hall Excellence in Learning Awards.

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

Legacy Technical Expertise. In the 1960’s, we began providing technical services to the U.S. Navy nuclear submarine program and the nuclear electric-power generation industry, and have since maintained and expanded our reputation for providing technically complex consulting, engineering, and training services. Many of our employees have engineering degrees, technical training or years of relevant technical industry experience. Through repeat projects with industry leaders we have acquired significant industry experience in providing highly technical consulting services. We believe that our technical expertise allows us to address market opportunities for complex business challenges that require in-depth expertise and certifications typically acquired over several years of specialized training and many years of experience. We also believe that our ability to provide both training-related and business consulting services allows us to gain insight into operations of our customers, understand the challenges they face and develop optimal solutions to meet these challenges. In addition, we believe that the knowledge that we develop while working with our clients provides us with a significant competitive advantage as those clients look to expand the scope of services outsourced to third party service providers.

Well Positioned to Capitalize on the Large Product Sales Training Market. We believe that the introduction of new products with advanced features, combined with the growing amount and accessibility of information available to consumers, requires companies to maintain a highly skilled and technologically current sales force to most effectively capture customer interest and confidence. In-house implementation of product sales training programs can be expensive and time-consuming as these programs typically involve significant levels of face-to-face training, in some cases across a large sales force that can be located around the globe. In addition, product sales training tends to be a continuous process, as the pace of new products and features in many cases requires year-round updating of the sales force. We believe we have one of the industry’s leading product sales training platforms, and are well positioned to benefit from increased training outsourcing as companies look for ways to reduce costs.

Highly Qualified and Dedicated Employees and Tenured Management Team. Our most important asset is our people, as their wide-ranging skill sets enable us to serve our diverse and expanding global client base. As a result, we are committed to the continued development of our employees. We offer our employees technical, functional, industry, managerial and leadership skill development and training throughout their careers with us. We seek to reinforce our employees’ commitment to our clients, culture and values through a comprehensive performance management system and a career philosophy that rewards both individual performance and teamwork. We also benefit from the skill and experience of our executive management team, who together have in excess of 100 years of experience in the training industry and have an average tenure with our company of over 20 years.

Contracts

We currently perform under fixed price (including fixed-fee per transaction), time-and-materials and cost-reimbursable contracts. Our contracts with the U.S. Government have predominantly been cost-reimbursable contracts and fixed price contracts. We are required to comply with Federal Acquisition Regulations and Government Cost Accounting Standards with respect to services provided to the U.S. Government and its agencies. These Regulations and Standards govern the procurement of goods and services by the U.S. Government and the nature of costs that can be charged with respect to such goods and services. All such contracts are subject to audit by a designated government audit agency, which in most cases is the Defense Contract Audit Agency (the “DCAA”). The DCAA has audited our indirect rates through 2008 without any material disallowances.

The following table illustrates the percentage of our total revenue attributable to each type of contract for the year ended December 31, 2014:

Fixed fee per transaction	38%
Fixed price	29
Time-and-materials, including fixed rate	29
Cost-reimbursable	4
Total revenue	100%

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

International

We conduct our business globally and outside the United States primarily through our wholly owned subsidiaries. We may continue to create new subsidiaries as our business expands. Through these subsidiaries, we are capable of providing substantially the same services and products as are available to clients in the United States, although modified as appropriate to address the language, business practices and cultural factors unique to each client and country. In combination with our subsidiaries, we are able to coordinate the delivery to multi-national clients of services and products that achieve consistency on a global, enterprise-wide basis.  Revenue from operations outside the United States represented approximately 24% of our consolidated revenue for the year ended December 31, 2014 (see Note 11 to the accompanying Consolidated Financial Statements).

Customers

During 2014, we provided services to over 500 customers. Significant customers include multinational automotive manufacturers, such as General Motors Company, Hyundai Motor Company, Jaguar Land Rover, Ford Motor Company and Fiat North America LLC; financial services companies such as HSBC, Bank of America, SunTrust Banks and PNC Bank; governmental agencies, such as the U.S. Department of Defense, U.S. Department of Commerce, Office of Personnel Management and the Skills Funding Agency in the United Kingdom; U.S. Government prime contractors, such as Bechtel National, Inc. and URS Corporation; commercial electric power utilities, such as Eskom, Southern Company and MidAmerican Energy; and other large multinational companies, such as Microsoft, CIGNA Corporation, Rockwell Automation, Network Appliance, Cisco Systems, Inc., Texas Instruments, Lowe’s Companies, Inc., General Electric, United Technologies Corporation and United States Steel Corporation. During the year ended December 31, 2014, we provided services to 155 customers in the Fortune 500 and 120 customers in the Global Fortune 500.

We have a market concentration of revenue in both the automotive sector and the financial services & insurance sector. Revenue from the automotive industry accounted for approximately 14%, 16% and 17% of our consolidated revenue for the years ended December 31, 2014, 2013 and 2012, respectively. Revenue from the financial services & insurance industry accounted for approximately 18%, 11% and 7% of our consolidated revenue for the years ended December 31, 2014, 2013 and 2012, respectively. As in prior periods, we also had a concentration of revenue from the United States government. For the years ended December 31, 2014, 2013 and 2012, sales to the United States government and its agencies represented approximately 9%, 10% and 12%, respectively, of our consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by us as separate customers. No single customer accounted for more than 10% of our consolidated revenue in 2014. As of December 31, 2014, billed and unbilled accounts receivable from a single financial services customer totaled $22.9 million, or 17.6%, of our consolidated accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts balances.

We believe the nature of our business, which includes established relationships with our clients, average project durations of approximately nine months, as well as many long term contracts with our customers, provides us with a platform from which to drive revenues and gives us visibility into our future performance. We have long-standing relationships with many of our clients, with over 80% of our top 25 clients having used our services for five or more years. Additionally, over 90% of our annual revenue is generated from client relationships that existed in the prior year. We also had a backlog for services under executed contracts of $234.1 million as of December 31, 2014, most of which we anticipate will be recognized as revenue during 2015.

Employees

Our principal resource is our personnel. As of December 31, 2014, we had approximately 3,300 employees. We also utilize additional adjunct instructors and consultants as needed. Our future success depends to a significant degree upon our ability to continue to attract, retain and integrate into our operations instructors, engineers, technical personnel and consultants who possess the skills and experience required to meet the needs of our clients.

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

Competition

We face a highly competitive environment. The principal competitive factors are the experience and capability of service personnel, performance, quality and functionality of products, reputation and price. The training industry is large, highly fragmented and competitive, with low barriers to entry and no single competitor accounting for a significant market share. According to Training Magazine’s 2014 Training Industry Report, U.S. training expenditures totaled $61.8 billion in 2014, including payroll and spending on external products and services. Our competitors include several large publicly traded and privately held companies, vocational and technical training schools, degree-granting colleges and universities, continuing education programs and thousands of small privately held training providers and individuals. In addition, many of our clients maintain internal training departments, which have the resources and ability to provide the same or similar services in-house. Some of our competitors offer services and products at lower prices, and some competitors have significantly greater financial, managerial, technical, marketing and other resources. Moreover, we expect to face additional competition from new entrants into the training and performance improvement market due, in part, to the evolving nature of the market and the relatively low barriers to entry. There can be no assurance that we will be successful against such competition.

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

Marketing

Business development and sales resources are aligned with our operating groups to support existing customer accounts and new customer development. We use attendance at trade shows, presentations of technical papers at industry and trade association conferences, press releases, webinars and workshops given by our personnel to serve an important marketing function. We also carry out selective print and online advertising and conduct targeted marketing campaigns to current and prospective clients. In addition, we use social media channels, such as LinkedIn, Facebook, Twitter, YouTube, SlideShare and a Company blog on our website, as a means of sharing thought leadership content, disclosing information about the Company, our services and other matters. By staying in contact and engaging with clients, we are able to identify possible needs and look for opportunities to expand the services we are providing them; we sometimes obtain contract awards or extensions without having to undergo competitive bidding. In other cases, clients ask us to bid competitively. In both cases, we submit proposals to the client for evaluation. The period between submission of a proposal to final award can range from 30 days or less (generally for noncompetitive, short-term contracts), to a year or more (generally for large, competitive multi-year contracts).

Backlog

Our backlog for services under executed contracts and subcontracts was approximately $234.1 million and $239.5 million as of December 31, 2014 and 2013, respectively. We anticipate that most of our backlog as of December 31, 2014 will be recognized as revenue during 2015. However, the rate at which services are performed under certain contracts, and thus the rate at which backlog will be recognized, may be at the discretion of the client and most contracts are, as mentioned above, subject to termination by the client upon written notice.

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

Our revenue and financial condition could be adversely affected by the loss of business from significant customers, including financial services institutions, automotive manufacturers, the U.S. Government and other customers.

During the years ended December 31, 2014, 2013 and 2012, revenue from our customers in the financial services & insurance sector accounted for approximately 18%, 11% and 7%, respectively, of our consolidated revenue. In addition, our largest client is a financial services institution. As of December 31, 2014, billed and unbilled accounts receivable from this customer totaled $22.9 million, or 17.6%, of our consolidated accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts balances. A default in payment from this client or a decline in the volume of business from this client and other major financial services customers could adversely affect our business and financial condition.

During the years ended December 31, 2014, 2013 and 2012, revenue from our customers in the automotive industry accounted for approximately 14%, 16% and 17%, respectively, of our consolidated revenue.  Historically, U.S. auto manufacturers have been negatively impacted during times of economic downturns and recession, resulting in significant reductions in vehicle sales requiring the auto manufacturers to cut costs. A decline in the volume of business from automotive customers could adversely affect our business and financial condition.

For the years ended December 31, 2014, 2013 and 2012, revenue from the U.S. Government represented approximately 9%, 10% and 12% of our consolidated revenue, respectively.  However, the revenue was derived from a number of separate contracts with a variety of government agencies we regard as separate customers. Government contracts are subject to various uncertainties, restrictions and regulations, including oversight audits by government representatives and profit and cost controls.  If we fail to comply with all of the applicable regulations, requirements or laws, our existing contracts with the government could be terminated and our ability to seek future government contracts or subcontracts could be adversely affected.  In addition, the funding of government contracts is subject to Congressional appropriations.  Budget decisions made by the U.S. Government are outside of our control and could result in a reduction or elimination of contract funding.  A shift in government spending to other programs in which we are not involved or a reduction in general government spending could have a negative impact on our financial condition.  The U.S. Government is under no obligation to maintain funding for or to continue to fund our contracts or subcontracts.

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

On July 2, 2013, we entered into an agreement (the “Global Master Agreement”) with HSBC Holdings plc (“HSBC”) to provide global learning services. The Global Master Agreement establishes a contractual framework pursuant to which we and certain of our wholly owned subsidiaries have entered into local services agreements with certain members of HSBC’s group of companies in respect of countries in which the learning services are to be provided by us. The initial term of the Global Master Agreement is three years. HSBC has the right to extend the Global Master Agreement for one additional two-year term.

The Global Master Agreement requires us and our subsidiaries that are parties to local services agreements to identify over $10 million in total global savings on HSBC’s learning expenses, ranging from $1 million to $4 million per calendar year over the initial three year term. This obligation is applicable only if we and our subsidiaries receive, globally, revenue of at least $30 million per year for each of the first three contract years. We are required to pay HSBC the shortfall, if any, for any calendar year, between the savings realized and the savings guaranteed for that year. For 2013 and 2014, we identified savings in excess of the amounts guaranteed for those years.

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

Our successful performance of the Global Master Agreement and the associated local services agreements, is subject to many risks, including the effect(s) that fixed prices for four years, the guaranteed savings provision, the key milestone penalties and service level credits and the benchmarking requirements may have on our ability to perform services in a profitable manner; additional currency exchange rate exposure; local tax requirements and our need to concurrently establish reliable payroll, accounting, purchasing, tax management, employment practices, project management, asset management and information technology infrastructure in many countries where we did not currently have those capabilities.

The price of our common stock is highly volatile and could decline regardless of our operating performance.

The market price of our common stock could fluctuate in response to, among other things:

•	changes in economic and general market conditions;

•	changes in the outlook and financial condition of certain of our significant customers and industries in which we have a concentration of business;

•	changes in financial estimates, treatment of our tax assets or liabilities or investment recommendations by securities analysts following our business;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	sales of common stock by our directors, officers and significant stockholders;

•	factors affecting securities of companies included in the Russell 3000R Index, in which our common stock is included;

•	our failure to achieve operating results consistent with securities analysts’ projections; and

•	the operating and stock price performance of competitors.

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

As of December 31, 2014, we had goodwill of $125.8 million and other intangible assets of $10.5 million in connection with acquisitions. In accordance with U.S. GAAP, goodwill is reviewed annually for impairment unless circumstances or events indicate that an impairment test should be performed sooner to determine if there has been any impairment to value.  The review for impairment is based on several factors requiring judgment. A decrease in expected cash flows or change in market conditions, among other things, may indicate potential impairment of recorded goodwill. We tested our goodwill at the reporting unit level as of December 31, 2014 and 2013 and there was no indication of impairment.

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

As of December 31, 2014, Sagard beneficially owned 3,514,274 shares or 20.5% of our outstanding common stock. In addition, until Sagard owns less than certain specified amounts of common stock or certain other conditions have been met, Sagard is entitled to designate an individual to serve on our board of directors. As a result, Sagard may exert influence over our decision to enter into any corporate transaction or with respect to any transaction that requires the approval of stockholders, regardless of whether other stockholders believe that the transaction is in their own best interests. This could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

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

Future acquisitions may require us to incur additional debt, under our existing credit facility or otherwise, or issue equity, resulting in additional leverage or dilution of ownership.

Difficulties in integrating acquired businesses could result in reduced revenues and income.

We might not be able to integrate successfully any business we have acquired or could acquire in the future.  The integration of the businesses could be complex and time consuming and will place a significant strain on our management, administrative services personnel and information systems.  This strain could disrupt our business.  Furthermore, we could be adversely impacted by liabilities of acquired businesses.  We could encounter substantial difficulties, costs and delays involved in integrating common accounting, information and communication systems, operating procedures, internal controls and human resources practices, including incompatibility of business cultures and the loss of key employees and customers.  Also, depending on the type of acquisition, a key element of our strategy may include retaining management and key personnel of the acquired business to operate the acquired business for us.  Our inability to retain these individuals could materially impair the value of an acquired business. In addition, small businesses acquired by us may have greater difficulty competing for new work as a result of being part of our larger entity. These difficulties could reduce our ability to gain customers or retain existing customers, and could increase operating expenses, resulting in reduced revenues and income and a failure to realize the anticipated benefits of acquisitions.

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

Our backlog for services under executed contracts (including subcontracts and purchase orders) was approximately $234.1 million, $239.5 million and $221.3 million as of December 31, 2014, 2013 and 2012, respectively.  There can be no assurance that the revenues projected in our backlog will be realized or, if realized, will result in profits.  Further, contract terminations or reductions in the original scope of contracts reflected in our backlog might occur at any time as discussed below in more detail.

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

Our future success depends, in part, upon our ability to protect our proprietary methodologies and other intellectual property, including our EtaPRO™ software .  Existing laws of some countries in which we provide or license or intend to provide or license our services or products may offer only limited protection of our intellectual property rights.  We rely upon a combination of trade secrets, confidentiality policies, non-disclosure and other contractual arrangements and copyright and trademark laws to protect our intellectual property rights.  The steps we take in this regard might not be adequate to prevent or deter infringement or other misappropriation of our intellectual property, and we may not be able to detect unauthorized use or take appropriate and timely steps to enforce our intellectual property rights.  Protecting our intellectual property rights might also consume significant management time and resources.

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

Our information technology systems are dependent upon global communications providers, web browsers, telephone systems, and other aspects of the Internet infrastructure that have experienced system failures and electrical outages in the past.  Our systems are susceptible to slow access and download times, outages from fire, floods, power loss, telecommunications failures, hacking, and similar events.  Our servers are vulnerable to computer viruses, hacking, and similar disruptions from unauthorized tampering with our computer systems.  The occurrence of any of these events could disrupt or damage our information technology systems and inhibit our internal operations, our ability to provide services to our customers, and the ability of our customers to access our information technology systems.  This could result in our loss of customers, loss of revenue or a reduction in demand for our services.

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

Our revenue outside of the U.S. was approximately 24%, 20% and 19% of our total revenue for the years ended December 31, 2014, 2013 and 2012, respectively. We conduct our business globally.  We established over a dozen new subsidiaries in select countries during 2013 and 2014 to support new global outsourcing contracts. We may continue to expand our global operations into countries other than those in which we currently operate.  It could also involve expanding into less developed countries, which may have less political, social or economic stability and less developed infrastructure and legal systems.  International sales and operations might be subject to a variety of risks, including:

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

Approximately 24% of our revenue for the year ended December 31, 2014 was denominated in foreign currencies. British Pound Sterling-denominated revenue represented approximately 17% of our revenue for the year ended December 31, 2014.  As a result, changes in the exchange rates of foreign currencies to the U.S. Dollar will affect our reported consolidated U.S. dollar revenue, cost of revenue and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.

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

Item 1B:        Unresolved Staff Comments

None.

Item 2:           Properties

We do not own any significant real property, but we and our subsidiaries lease an aggregate of approximately 469,000 square feet of primarily office and related space at various locations throughout the United States and Europe and other countries in which we have operations. We occupy approximately 64,000 square feet in an office building in Columbia, Maryland for our corporate headquarters under a lease which expires in 2025, and approximately 60,000 square feet in an office building in Troy, Michigan under a lease which expires in 2018.

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

	2014
Quarter	High	Low
First	$30.88	$25.26
Second	28.52	23.14
Third	29.36	23.06
Fourth	34.34	27.40

	2013
Quarter	High	Low
First	$24.30	$19.87
Second	25.97	20.28
Third	27.84	23.09
Fourth	30.61	24.88

The number of shareholders of record of our common stock as of February 16, 2015 was 742. Shares of our common stock that are registered in the name of a broker or other nominee are listed as a single shareholder on our record listing, even though they are held for a number of individual shareholders. As such, our actual number of shareholders is higher than the number of shareholders of record.

We have not declared or paid any cash dividends on our common stock during the two most recent fiscal years. We do not anticipate paying cash dividends on our common stock in the foreseeable future and intend to retain future earnings to finance the growth and development of our business.

Performance Graph

The following graph assumes $100 was invested on December 31, 2009 in GP Strategies Common Stock, and compares the share price performance with the NYSE Market Index and a peer group index which consists of the companies included in Standard Industrial Classification (SIC) 8200, Educational Services.  Values are as of December 31 of the specified year assuming that all dividends were reinvested.

         *$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
         Fiscal year ending December 31.

Company / Index	Year ended December 31,
Name	2009	2010	2011	2012	2013	2014
GP Strategies Corp.	$100.00	$135.99	$179.02	$274.24	$395.62	$450.60
NYSE Market Index	100.00	113.39	109.04	126.47	159.71	170.49
Peer Group Index	100.00	82.62	72.98	45.48	69.26	65.69

Issuer Purchases of Equity Securities

The following table provides information about our share repurchase activity for the three months ended December 31, 2014:

	Issuer Purchases of Equity Securities
Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
October 1 - 31, 2014	2,128,158 (2)	$29.00	2,127,706 (3)	$1,260,000
November 1 - 30, 2014	79,908 (2)	$31.17	8,961 (1)	$989,000
December 1 - 31, 2014	12,768 (2)	$31.45	11,697 (1)	$619,000

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

(3)
Represents shares repurchased through a modified "Dutch auction" tender offer. The tender offer expired at midnight on September 29, 2014 and the transaction closed on October 3, 2014 at which time funds were transfered for the repurchase.

Item 6:           Selected Financial Data

The selected financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements and the notes thereto included elsewhere in this report. Our consolidated statement of operations data for the years ended December 31, 2014, 2013, and 2012 and our consolidated balance sheet data as of December 31, 2014 and 2013 have been derived from our audited consolidated financial statements included elsewhere in this report. Our consolidated statement of operations data for the years ended December 31, 2011 and 2010 and our consolidated balance sheet data as of December 31, 2012, 2011, and 2010 have been derived from audited consolidated financial statements which are not presented in this report.

	Years ended December 31,
Statement of Operations Data	2014	2013	2012	2011	2010
	(In thousands, except per share amounts)
Revenue	$501,867	$436,689	$401,572	$333,167	$259,926
Gross profit	89,575	76,265	71,971	56,634	42,690
Interest expense	833	366	269	209	236
Income before income taxes	42,823	38,488	35,802	28,391	20,852
Net income	27,098	23,756	22,688	17,860	12,732
Diluted earnings per share	1.43	1.23	1.18	0.94	0.68

	December 31,
Balance Sheet Data	2014	2013	2012	2011	2010
	(In thousands, except per share amounts)
Cash and cash equivalents	$14,541	$5,647	$7,761	$4,151	$28,902
Short-term borrowings	20,799	407	—	—	—
Working capital	43,537	58,730	49,146	35,958	47,322
Total assets	305,452	280,156	244,434	211,576	183,196
Long-term debt, including current maturities	37,777	—	—	—	—
Stockholders’ equity	151,725	193,027	167,337	143,394	124,787

Item 7:           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2014 which are located in Item 8 of this report.

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

As of December 31, 2014, we operated through five reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing, (iv) Performance Readiness Solutions, and (v) Energy Services. Our Learning Solutions segment represents an aggregation of two operating groups in accordance with the aggregation criteria in U.S. GAAP, while all of the other reportable segments each represent one operating group. We are organized by operating group primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

Further information regarding our business segments is discussed below.

Learning Solutions. The Learning Solutions segment delivers training, curriculum design and development, e-Learning services, system hosting, training business process outsourcing and consulting services globally. This segment also offers organizational performance solutions including leadership training and employee engagement tools and services. This segment serves large companies in the electronics and semiconductors, healthcare, software, financial services and other industries as well as government agencies. The ability to deliver a wide range of training services on a global basis allows this segment to take over the entire learning function for the client, including their training personnel.

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

Sandy Training & Marketing. The Sandy Training & Marketing segment provides custom product sales training and has been a leader in serving manufacturing customers in the U.S. automotive industry for over 30 years. Sandy provides custom product sales training designed to better educate customer sales forces with respect to new vehicle features and designs, in effect rapidly increasing the sales force knowledge base and enabling them to address detailed customer queries. Furthermore, Sandy helps our clients assess their customer relationship marketing strategy and connect with their customers on a one-to-one basis. This segment also provides technical training services to automotive manufacturers as well as customers in other industries.

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

Energy Services. The Energy Services segment provides engineering services, products and training primarily to electric power generators. Our proprietary EtaPRO™ Performance and Condition Monitoring System provides a suite of real-time software solutions for power generation facilities and is installed on power generating units across the world. In addition to providing custom training solutions, this segment provides web-based training through our GPiLearn™ portal, which offers a variety of courses to power plant personnel in the U.S. and other countries.  This segment also provides services to users of alternative fuels, including designing and constructing liquefied natural gas (LNG), liquid to compressed natural gas (LCNG) and hydrogen fueling stations, as well as supplying equipment.

We discuss our business in more detail in Item 1. Business and the risk factors affecting our business in Item 1A. Risk Factors.

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

Expand global platform. We believe international markets offer growth opportunities for our services. We established over a dozen new subsidiaries in select countries during 2013 and 2014 to support new global outsourcing contracts.We intend to leverage our enhanced infrastructure as well as to further establish our global platform in order to deliver our comprehensive offerings to new and existing clients on a global basis. In our experience, many of our clients are seeking access to additional international markets and as such we intend to enhance our international capabilities. In order to support their business expansion we are providing employee training solutions across organizations in different countries and different languages, while maintaining quality and consistency in the overall training program. By moving into specific international markets with our existing clients, we are able to not only deepen our relationships with those clients, but are also able to develop expertise in those markets that we can leverage to additional customers. We believe that following this strategy provides us with opportunities to gain access to international markets with established client relationships in those markets.

Complete strategic acquisitions. We will continue to evaluate compelling, strategic acquisition targets and will acquire businesses that can further enhance our service offerings and delivery capabilities. We have followed a disciplined approach to target selection and have been able to acquire complementary businesses at what we believe are attractive valuations. Since 2006, we have acquired over 25 businesses which have expanded our e-Learning capabilities and added complementary services such as product sales training and leadership development. Over half of these businesses are located outside of the United States and have strengthened our international platform, enabling us to meet the needs of our global clients while providing additional client opportunities. We also believe that our current operating structure, which utilizes a centralized infrastructure of corporate services to support our various platforms, enhances our ability to quickly and cost-effectively integrate acquisitions. We look to identify acquisitions to augment our capabilities when we believe acquisitions are the quickest and most efficient way of expanding our platform and service offerings.

Significant Events

Share Repurchase - Modified "Dutch auction" Tender Offer

On September 2, 2014, we announced the commencement of a modified "Dutch auction" tender offer to repurchase for cash shares of our common stock up to an aggregate purchase price of $80 million within the range of $26.00 to $29.00 per share. The tender offer expired at 12:00 midnight, New York City time, on September 29, 2014 resulting in the Company accepting for payment an aggregate of 2,127,706 shares of GP Strategies Corporation common stock at a purchase price of $29.00 per share, for an aggregate cost of approximately $61.7 million, excluding fees and expenses relating to the tender offer. We incurred costs of $1.2 million in connection with the tender offer. The total amount of shares purchased in the tender offer represented approximately 11.1% of our issued and outstanding shares as of September 29, 2014. The transaction closed on October 3, 2014 at which time we transferred the funds for the repurchase. To fund the share repurchase, we used borrowings under an amended Credit Agreement which is discussed in more detail in Note 5 to the accompanying consolidated financial statements. As a result of the final outcome of the tender offer, we had approximately 17,086,145 common shares issued and outstanding as of October 3, 2014.

Acquisitions

Below is a summary of the acquisitions we completed during 2014, 2013 and 2012. See Note 2 to the accompanying Consolidated Financial Statements for further details, including the purchase price allocations.

2014 Acquisition

On April 1, 2014, we completed the acquisition of Effective People and Effective Learning (the "Effective Companies"), providers of human capital management (HCM) solutions, including sales and support of the full SAP SuccessFactors Business Education (BizX) Platform, eLearning and blended learning solutions, as well as recruitment and employee development services. The Effective Companies are headquartered in Copenhagen, Denmark. The upfront purchase price was $9.0 million which was paid in cash at closing. In addition, the purchase agreement requires up to an additional $5.7 million of consideration, contingent upon the achievement of certain earnings targets during the two twelve-month periods following completion of the acquisition. The acquired Effective Companies business is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements beginning April 1, 2014.

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

Lorien

On June 12, 2013, we completed the acquisition of Lorien Engineering Solutions (“Lorien”), a United Kingdom-based provider of engineering design and project management services with specific expertise in the food and beverage, manufacturing and life sciences industries. The upfront purchase price for Lorien was $6.7 million which was paid in cash at closing. In addition, we paid $1.0 million of contingent consideration in 2014 based upon the achievement of certain earnings targets during the twelve-month period following completion of the acquisition, as defined in the purchase agreement. The acquired Lorien business is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements since June 12, 2013.

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

Asentus

On June 29, 2012, through our wholly-owned subsidiaries in Canada and Europe, we acquired the business and operations of Asentus Consulting Group Ltd. and Asentus Europe B.V. (collectively, “Asentus”). Asentus is an international provider of IT technical training content, and live and virtual training event services, with offices in Vancouver, Canada, The Netherlands, Germany and France. The total upfront purchase price for both companies was $1.4 million which was paid in cash. In addition, the purchase agreement requires up to an additional $3.7 million of consideration, contingent upon the achievement of certain earnings targets, as defined in the purchase agreement, during two successive twelve-month periods following the closing. No contingent consideration was payable with respect to both twelve-month periods following completion of the acquisition as the earnings targets were not achieved. The acquired Asentus business is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements since July 1, 2012.

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

Results of Operations

Operating Highlights

Year ended December 31, 2014 compared to the year ended December 31, 2013
During the year ended December 31, 2014, our revenue increased $65.2 million, or 14.9%, to $501.9 million compared to $436.7 million for the year ended December 31, 2013.  Gross profit was $89.6 million, or 17.8% of revenue, for the year ended December 31, 2014 compared to $76.3 million, or 17.5% of revenue, for the year ended December 31, 2013. Operating income, the components of which are discussed in detail by segment below, increased $5.5 million or 14.4% during the year ended December 31, 2014. The net increase in operating income is primarily due to a $13.3 million, or 17.5%, increase in gross profit, partially offset by a $7.5 million, or 19.0%, increase in selling, general & administrative expenses due to increased costs associated with global expansion. For the year ended December 31, 2014, we had income before income taxes of $42.8 million compared to $38.5 million for the year ended December 31, 2013. Net income was $27.1 million, or $1.43 per diluted share, for the year ended December 31, 2014 compared to $23.8 million, or $1.23 per diluted share, for 2013. Diluted weighted average shares outstanding were 18.9 million for the year ended December 31, 2014 compared to 19.4 million for the year ended December 31, 2013. The decrease in shares outstanding is primarily due to the completion of the modified "Dutch auction" tender offer in October 2014 in which we repurchased 2.1 million shares of our outstanding common stock.

Revenue

	Years ended December 31,
	2014	2013
	(Dollars in thousands)
Learning Solutions	$241,344	$189,899
Professional & Technical Services	79,574	72,577
Sandy Training & Marketing	67,694	70,699
Performance Readiness Solutions	50,924	53,882
Energy Services	62,331	49,632
	$501,867	$436,689

Learning Solutions revenue increased $51.4 million or 27.1% during the year ended December 31, 2014 compared to 2013. The increase in revenue is due to the following:

•
A $37.2 million net increase in e-Learning content development and training business process outsourcing (BPO) services primarily attributable to a global outsourcing contract with a financial services client awarded in July 2013;

•
A $13.7 million increase attributable to acquisitions completed in 2013 and 2014, including $6.7 million from the Effective Companies acquisition completed in April 2014, $5.2 million from the Lorien acquisition completed in June 2013 and $1.8 million from the Prospero acquisition completed in May 2013; and

•	A $3.4 million increase in revenue due to favorable changes in foreign exchange rates.

These revenue increases were offset by a $2.9 million decrease in UK government funded skills training services.

Professional & Technical Services revenue increased $7.0 million or 9.6% during the year ended December 31, 2014 compared to 2013. The increase in revenue is due to the following:

•	A $4.0 million increase in training and technical services for oil and gas clients;

•	A $3.7 million net increase in revenue from U.S. government clients primarily related to project completion revenue which will not be recurring in 2015; and

•	A $0.6 million one-time revenue adjustment relating to a final contract negotiation and close-out during the first quarter of 2014.

These increases were partially offset by a $1.3 million net decrease in training and technical services for various clients.

Sandy Training & Marketing revenue decreased $3.0 million or 4.3% during the year ended December 31, 2014 compared to 2013. The decrease in revenue is due to a net $5.2 million decrease in training services primarily due to the completion of non-recurring projects in 2013 for automotive customers, partially offset by a $2.2 million increase in glove-box portfolio and publication revenues during the year ended December 31, 2014 compared to 2013.

Performance Readiness Solutions revenue decreased $3.0 million or 5.5% during the year ended December 31, 2014 compared to 2013 due to a net decrease in sales enablement and system implementation training services due to various project completions. The revenue decrease was partially offset by an increase in consulting and training services.

Energy Services revenue increased $12.7 million or 25.6% during the year ended December 31, 2014 compared to 2013 primarily due to a $14.5 million increase in our alternative fuels business unit due to completing LNG projects under contracts awarded in 2013 and a $2.7 million increase in training services. These increases were partially offset by a $4.5 million net decrease in software license sales and other engineering services. We anticipate that the revenue in this segment will decline in 2015 compared to 2014 due to the completion of LNG projects in 2014.

Gross profit

	Years ended December 31,
	2014		2013
		% Revenue		% Revenue
	(Dollars in thousands)
Learning Solutions	$36,605	15.2%	$33,540	17.7%
Professional & Technical Services	16,041	20.2%	12,320	17.0%
Sandy Training & Marketing	10,903	16.1%	10,748	15.2%
Performance Readiness Solutions	8,054	15.8%	7,515	13.9%
Energy Services	17,972	28.8%	12,142	24.5%
	$89,575	17.8%	$76,265	17.5%

Learning Solutions gross profit of $36.6 million or 15.2% of revenue for the year ended December 31, 2014 increased by $3.1 million or 9.1% when compared to gross profit of $33.5 million or 17.7% of revenue for the year ended December 31, 2013. Approximately $2.3 million of the increase in gross profit is attributable to the acquisitions we completed in 2013 and 2014. In addition, favorable changes in foreign exchange rates during 2014 compared to 2013 contributed to a $0.7 million increase in gross profit. The increase in gross profit was offset in part by start-up costs incurred on the implementation of a new global outsourcing contract with a financial services client and a decline in gross profit and margin in our UK government funded training business due to a decrease in revenue.

Professional & Technical Services gross profit of $16.0 million or 20.2% of revenue for the year ended December 31, 2014 increased by $3.7 million or 30.2% when compared to gross profit of approximately $12.3 million or 17.0% of revenue for the year ended December 31, 2013. The increase in gross profit is primarily due to the revenue increases noted above as well as a $2.0 million revenue and profit increase for non-recurring project completion bonuses in our government business during in 2014, and a $0.6 million one-time revenue and profit adjustment relating to a final contract negotiation and close-out during the first quarter of 2014.

Sandy Training & Marketing gross profit of $10.9 million or 16.1% of revenue for the year ended December 31, 2014 increased by $0.2 million or 1.4% when compared to gross profit of $10.7 million or 15.2% for the year ended December 31, 2013. Despite the net revenue decline in this segment, gross profit increased due to higher margin publications and glove-box portfolio revenues noted above, as well as improved profit on technical training services.

Performance Readiness Solutions gross profit of $8.1 million or 15.8% of revenue for the year ended December 31, 2014 increased by $0.5 million or 7.2% when compared to gross profit of $7.5 million or 13.9% of revenue for the year ended December 31, 2013. Despite the net revenue decline in this segment, gross profit increased due to a reduction in costs related to technology initiatives in 2013.

Energy Services gross profit of $18.0 million or 28.8% of revenue for the year ended December 31, 2014 increased by $5.8 million or 48.0% when compared to gross profit of $12.1 million or 24.5% of revenue for the year ended December 31, 2013 primarily due to the revenue increases noted above. We anticipate that the gross profit in this segment will decline in future quarters due to the completion of LNG projects in 2014.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $7.5 million or 19.0% from $39.6 million for the year ended December 31, 2013 to $47.1 million for the year ended December 31, 2014. The increase is primarily due to a $3.2 million increase in labor and benefits expense due to international expansion, a $1.2 million increase in expenses associated with the establishment of new foreign operations, a $1.6 million increase in IT infrastructure costs, a $0.5 million increase in intangible asset amortization expense and a $0.4 million increase in bad debt expense. The remainder of the net increase is largely due to increases in business insurance and accounting fees primarily related to international expansion during the year ended December 31, 2014.

Gain on change in fair value of contingent consideration, net

During the years ended December 31, 2014 and 2013, we recognized net gains of $1.4 million and $1.7 million, respectively, on the change in fair value of contingent consideration related to acquisitions.  Changes in the fair value of contingent consideration obligations result from changes in discount periods, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. See Note 2 to the Consolidated Financial Statements for a detailed discussion of the acquisitions we have completed and the changes in fair value of contingent consideration during the year ended December 31, 2014.

Interest expense

Interest expense increased $0.5 million from $0.4 million for the year ended December 31, 2013 to $0.8 million for the year ended December 31, 2014. The increase in interest expense is due to the increase in borrowings under our Credit Agreement primarily due to the completion of the modified "Dutch auction" tender offer in October 2014.

Other income (expense)

Other expense was $0.2 million compared to other income of $0.5 million for the years ended December 31, 2014 and 2013, respectively, and consisted primarily of foreign currency losses offset by income from a joint venture and interest income in both years.

Income taxes

Income tax expense was $15.7 million for the year ended December 31, 2014 compared to $14.7 million for the year ended December 31, 2013. Our effective income tax rate was 36.7% and 38.3% for the years ended December 31, 2014 and 2013, respectively. The decrease in the effective income tax rate compared to 2013 is primarily due to an increase in benefits from the Domestic Production Deduction available under Internal Revenue Code (IRC) Section 199 which was not taken in previous years. During the third and fourth quarters of 2014, we completed a study to determine the Company's qualifying activities under IRC Section 199. As a result, we recorded income tax benefits totaling $0.9 million resulting from a claim for the Domestic Production Deduction on our 2013 U.S. Federal income tax return, and similar claims we expect to make for tax years 2011 and 2012. Excluding this income tax benefit, our effective income tax rate was 38.7% for the year ended December 31, 2014. See Note 8 to the accompanying Consolidated Financial Statements for further information regarding income taxes.

As of December 31, 2014, we had approximately $25.2 million of accumulated undistributed earnings generated by our foreign subsidiaries. No provision has been made for income taxes that would be payable upon the distribution of such earnings since we intend to permanently reinvest these earnings. If these earnings were distributed in the form of dividends or otherwise, the distributions would be subject to U.S. federal income tax at the statutory rate of 35 percent, less foreign tax credits available to offset such distributions, if any. In addition, such distributions may be subject to withholding taxes in the various tax jurisdictions. Determination of the deferred income tax liability on undistributed earnings is not practicable due the complexities associated with calculating a liability which is dependent on future circumstances existing if and when a distribution occurs.

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

Performance Readiness Solutions revenue decreased $1.9 million or 3.4% during the year ended December 31, 2013 compared to 2012 due to a net decrease in sales enablement, training development and system implementation training services due to various project completions.
Energy Services revenue increased $14.7 million or 41.9% during the year ended December 31, 2013 compared to 2012. The revenue increase was primarily due to the following:

•	A $12.9 million increase in the alternative fuels business unit due to contracts to design and build several LNG stations for a new customer; and

•	A $2.0 million of revenue attributable to the Rovsing acquisition which was completed in September 2012.

Gross profit

	Years ended December 31,
	2013		2012
		% Revenue		% Revenue
	(Dollars in thousands)
Learning Solutions	$33,540	17.7%	$30,065	19.0%
Professional & Technical Services	12,320	17.0%	14,279	17.3%
Sandy Training & Marketing	10,748	15.2%	10,954	15.6%
Performance Readiness Solutions	7,515	13.9%	7,762	13.9%
Energy Services	12,142	24.5%	8,911	25.5%
	$76,265	17.5%	$71,971	17.9%

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
Performance Readiness Solutions gross profit of $7.5 million or 13.9% of revenue for the year ended December 31, 2013 decreased by $0.2 million or 3.2% when compared to gross profit of $7.8 million or 13.9% of revenue for the year ended December 31, 2012 primarily due to the revenue decreases noted above.
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
Liquidity and Capital Resources

Working Capital

For the year ended December 31, 2014, our working capital decreased $15.2 million from $58.7 million at December 31, 2013 to $43.5 million million at December 31, 2014 primarily due to an increase in borrowings under our Credit Agreement to fund the share repurchase which is discussed in detail below. We believe that cash generated from operations and borrowings available under our Credit Agreement ($43.3 million of available borrowings as of December 31, 2014) will be sufficient to fund our working capital and other requirements for at least the next twelve months.

As of December 31, 2014, the amount of cash and cash equivalents held outside of the U.S. by foreign subsidiaries was $14.5 million. At the present time, we do not anticipate repatriating these balances to fund domestic operations. We would be required to accrue for and pay taxes in the U.S. in the event we decided to repatriate these funds.

Share Repurchase - Modified "Dutch auction" Tender Offer

On September 2, 2014, we announced the commencement of a modified "Dutch auction" tender offer to repurchase for cash shares of our common stock up to an aggregate purchase price of $80 million within the range of $26.00 to $29.00 per share. The tender offer expired at 12:00 midnight, New York City time, on September 29, 2014 resulting in the Company accepting for payment an aggregate of 2,127,706 shares of GP Strategies Corporation common stock at a purchase price of $29.00 per share, for an aggregate cost of approximately $61.7 million, excluding fees and expenses relating to the tender offer. We incurred costs of $1.2 million in connection with the tender offer. The total amount of shares purchased in the tender offer represented approximately 11.1% of our issued and outstanding shares as of September 29, 2014. The transaction closed on October 3, 2014 at which time we transferred the funds for the repurchase. To fund the share repurchase, we used a term loan of $40 million and additional borrowings under an amended Credit Agreement which is discussed in more detail in Note 5 to the accompanying consolidated financial statements.

Share Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors. Repurchases are made at management’s discretion in accordance with applicable federal securities law. The amount and timing of share repurchases depend on a variety of factors, including market conditions and prevailing stock prices. The share repurchase authorization does not obligate us to acquire any specific number of shares in any period, and may be modified, suspended or discontinued at any time at the discretion of our Board of Directors. During the years ended December 31, 2014, 2013 and 2012, we repurchased approximately 147,000, 67,000 and 180,000 shares, respectively, of our common stock in the open market for a total cost of approximately $3.7 million, $1.7 million and $3.4 million, respectively. As of December 31, 2014, there was approximately $0.6 million available for future repurchases under the current buyback program. There is no expiration date for the repurchase program.

Acquisition-Related Payments

During the year ended December 31, 2014, we used $8.7 million of cash to complete an acquisition (net of cash acquired) and $2.0 million of cash for contingent consideration payments related to previously completed acquisitions. In addition, we may be required to pay the following additional contingent consideration in connection with acquisitions we previously completed (dollars in thousands):

	As of December 31, 2014 Maximum contingent consideration due in			Recorded Liability as of
Acquisition:	2015	2016	Total	Dec. 31, 2014
Prospero	$1,720	$—	$1,720	$—
Effective Companies	2,834	2,834	5,668	5,083
Total	$4,554	$2,834	$7,388	$5,083

ASC Topic 805 requires that contingent consideration be recognized at fair value on the acquisition date and be re-measured each reporting period with subsequent adjustments recognized in the consolidated statements of operations. The recorded liability shown above represents the fair value of contingent consideration as of December 31, 2014.

Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and the financial services & insurance sector. Revenue from the automotive industry accounted for approximately 14%, 16% and 17% of our consolidated revenue for the years ended December 31, 2014, 2013 and 2012, respectively. Revenue from the financial services & insurance industry accounted for approximately 18%, 11% and 7% of our consolidated revenue for the years ended December 31, 2014, 2013 and 2012, respectively. As in prior periods, we also had a concentration of revenue from the United States government. For the years ended December 31, 2014, 2013 and 2012, sales to the United States government and its agencies represented approximately 9%, 10% and 12%, respectively, of our consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by us as separate customers. No single customer accounted for more than 10% of our consolidated revenue in 2014. As of December 31, 2014, billed and unbilled accounts receivable from a single financial services customer totaled $22.9 million, or 17.6%, of our consolidated accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts balances.

Cash Flows

Year ended December 31, 2014 compared to the year ended December 31, 2013

Our cash balance increased $8.9 million from $5.6 million as of December 31, 2013 to $14.5 million as of December 31, 2014. The increase in cash and cash equivalents during the year ended December 31, 2014 resulted from cash provided by operating activities of $31.0 million, cash used in investing activities of $11.2 million, cash used in financing activities of $10.7 million and a $0.2 million negative effect due to exchange rate changes on cash and cash equivalents.

Cash provided by operating activities was $31.0 million for the year ended December 31, 2014 compared to $16.3 million in 2013.  The increase in cash provided by operating activities is primarily due to an increase in net income and non-cash add backs to net income during the year ended December 31, 2014 compared to 2013 and a decrease in cash used for working capital requirements as compared to the prior year.

Cash used in investing activities was $11.2 million for the year ended December 31, 2014 compared to $20.2 million in 2013. The decrease in cash used in investing activities is primarily due to a $4.8 million decrease in cash used for acquisitions during 2014 compared to 2013 and a $4.0 million decrease in fixed asset additions during 2014 compared to 2013 due to higher asset purchases primarily in connection with the relocation of our headquarters office in 2013.

Cash used in financing activities was $10.7 million for the year ended December 31, 2014 compared to cash provided by financing activities of $2.7 million in 2013.  The increase in cash used in financing activities is primarily due to $66.6 million of cash used for share repurchases in 2014, of which $62.9 million was used to complete the modified "Dutch auction" tender offer in the fourth quarter of 2014 and $3.7 million was used for share repurchases in the open market during 2014. Cash used for share repurchases during 2014 was partially offset by net cash proceeds of $60.4 million due to an increase in borrowings under an amended Credit Agreement to fund the share repurchase, which included a $40.0 million term loan and $20.4 million of borrowings as of December 31, 2014 under our revolving credit facility. Other significant decreases in cash from financing activities include a $0.4 million decrease in negative cash book balances during the year ended December 31, 2014 compared to a $5.3 million increase in negative cash book balances in 2013.

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our and our subsidiaries’ (subject to certain exceptions) ability to, among other things, grant liens, make investments, incur indebtedness, merge or consolidate, dispose of assets, make acquisitions. We are also required to maintain compliance with a minimum fixed charge coverage ratio of 2.0 to 1.0 and a maximum leverage ratio of 2.25 to 1.0. As of December 31, 2014, our fixed coverage charge ratio was 4.5 to 1.0 and our leverage ratio was 1.02 to 1.0, each of which was in compliance with the Credit Agreement. As of December 31, 2014, our total long-term debt outstanding under the term loan was $37.8 million. In addition, we had $20.8 million of borrowings outstanding and $43.3 million of available borrowings under the revolving credit facility as of December 31, 2014. For the year ended December 31, 2014, the weighted average interest rate on our borrowings was 1.7%.

Contractual Payment Obligations

We enter into various agreements that result in contractual obligations in connection with our business activities.  These obligations primarily relate to debt and interest payments under our Credit Agreement, operating leases and purchase commitments under non-cancelable contracts for certain products and services. The following table summarizes our total contractual payment obligations as of December 31, 2014 (in thousands):

	Payments due in
	2015	2016-2017	2018-2019	After 2020	Total
Long-term debt, including current portion	$13,333	$24,444	$—	$—	$37,777
Interest on long-term debt (1)	689	509	—	—	1,198
Facility lease commitments	6,576	10,584	5,566	12,370	35,096
Other operating lease commitments	1,315	784	19	1	2,119
Purchase commitments (2)	4,185	1,551	1,551	—	7,287
Total	$26,098	$37,872	$7,136	$12,371	$83,477

(1)
Interest on long-term debt is calculated using the weighted-average interest rate in effect as of December 31, 2014 for all future periods. Interest incurred on borrowings under our revolving credit facility vary based on relative borrowing levels and variable interest rates. As such, we are unable to quantify our future obligations relating to interest on the credit facility.

(2)
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

Off-Balance Sheet Commitments

As of December 31, 2014, we had six outstanding letters of credit totaling $0.9 million, which expire in 2015 through 2018. In addition, we have one outstanding performance bond for $0.6 million for a construction contract scheduled to be completed in 2015. We do not have any off-balance sheet financing except for operating leases and letters of credit entered into in the normal course of business.

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

When total direct cost estimates exceed revenues, the estimated losses are recognized immediately. The use of the percentage-of-completion method requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated salaries and other costs. Estimates of total contract costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. When revisions in estimated contract revenues and costs are determined, such adjustments are recorded in the period in which they are first identified.

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

Impairment of Intangible Assets, Including Goodwill

We review goodwill for impairment annually as of December 31 and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We test goodwill at the reporting unit level. A reporting unit is an operating segment, or one level below an operating segment, as defined by U.S. GAAP. Our reporting units are: (i) Learning Solutions, (ii) Europe, (iii) Professional & Technical Services, (iv) Sandy Training & Marketing, (v) Performance Readiness Solutions , and (vi) Energy Services. Our Learning Solutions and Europe reporting units comprise our Learning Solutions reportable segment and all of the other reporting units each represent separate reportable segments.

Our goodwill balances as of December 31, 2014 for each reporting unit were as follows (in thousands):

Reporting Unit
Learning Solutions – U.S.	$45,616
Learning Solutions - Europe	23,398
Professional & Technical Services	37,690
Sandy Training & Marketing	653
Performance Readiness Solutions	9,795
Energy Services	8,605
$125,757

Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”) permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  Under ASU 2011-08, an entity is not required to perform step one of the goodwill impairment test for a reporting unit if it is more likely than not that its fair value is greater than its carrying amount.  For our annual goodwill impairment tests as of December 31, 2014 and 2013, we performed a qualitative assessment as permitted by ASU 2011-08 for all of our reporting units and determined that it was more likely than not that the fair values of each of our reporting units exceeded their respective carrying values.

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

Item 7A:           Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk relates to changes in interest rates and foreign currency exchange rates.

Interest Rate Risk

We are exposed to interest rate risk related to our outstanding debt obligations. Borrowings under our Credit Agreement bear interest based on a variable rate. The maximum interest rate on our borrowings under the Credit Agreement is the daily one-month LIBOR market index rate plus 2.50%. Based on our financial performance, the interest rate can be reduced to a minimum rate of the daily one-month LIBOR market index rate plus 1.25%, with the rate being determined based on our maximum leverage ratio for the preceding four quarters. As such, we are exposed to interest rate risk relating to the fluctuations in the LIBOR rate. The interest rate risk associated with our borrowings is not material in relation to our consolidated financial position, results of operations or cash flows. We have not used any interest rate hedging programs to mitigate the effect of interest rate fluctuations. We estimate that the fair value of our borrowings under the Credit Agreement approximates its carrying value as of December 31, 2014 as it bears interest at variable rates.

Foreign Currency Exchange Rate Risk

We operate in various foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our foreign currency exposure primarily relates to intercompany receivables and payables and third party receivables and payables that are denominated in currencies other than the functional currency of our legal entities. Our largest foreign currency exposure is unsettled intercompany payables and receivables which are reviewed on a regular basis. Gains and losses from foreign currency transactions are included in "Other income (expense)" on our Consolidated Statements of Operations and historically have not had a material impact on our consolidated financial statements.
Most of our foreign subsidiaries operate in a currency other than the United States dollar; therefore, increases or decreases in the value of the U.S. dollar against other major currencies will affect our operating results and the value of our balance sheet items denominated in foreign currencies. Our most significant exposures to translation risk relate to functional currency assets and liabilities that are denominated in the British pound sterling, Euro and Canadian dollar. The changes in the net investments of foreign subsidiaries whose currencies are denominated in currencies other than the U.S. dollar are reflected in "Foreign currency translation adjustments” on our Consolidated Statements of Comprehensive Income. We have not used any exchange rate hedging programs to mitigate the effect of exchange rate fluctuations.

Item 8:           Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
GP Strategies Corporation:

We have audited the accompanying consolidated balance sheets of GP Strategies Corporation and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GP Strategies Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GP Strategies Corporation internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Baltimore, Maryland
February 24, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
GP Strategies Corporation:

We have audited GP Strategies Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GP Strategies Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, GP Strategies Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GP Strategies Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 24, 2015, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baltimore, Maryland
February 24, 2015

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2014 and 2013
(In thousands, except shares and par value per share)

	2014	2013
Assets
Current assets:
Cash and cash equivalents	$14,541	$5,647
Accounts and other receivables, less allowance for doubtful accounts of $1,947 in 2014 and $1,405 in 2013	99,638	94,662
Costs and estimated earnings in excess of billings on uncompleted contracts	30,211	22,706
Deferred tax assets	3,252	2,872
Prepaid expenses and other current assets	12,715	10,651
Total current assets	160,357	136,538
Property, plant and equipment, net	7,864	9,231
Goodwill	125,757	116,987
Intangible assets, net	10,535	15,129
Other assets, net	939	2,271
	$305,452	$280,156
Liabilities and Stockholders’ Equity

Current liabilities:
Short-term borrowings	$20,799	$407
Current portion of long-term debt	13,333	—
Accounts payable and accrued expenses	59,018	55,339
Billings in excess of costs and estimated earnings on uncompleted contracts	23,670	22,062
Total current liabilities	116,820	77,808
Long-term debt	24,444	—
Deferred tax liabilities	8,086	7,287
Other noncurrent liabilities	4,377	2,034
Total liabilities	153,727	87,129

Stockholders’ equity:
Preferred stock, par value $0.01 per share;
Authorized 10,000,000 shares; no shares issued	—	—
Common stock, par value $0.01 per share; Authorized 35,000,000 shares; issued 17,161,220 shares in 2014 and 19,175,506 shares in 2013	171	192
Additional paid-in capital	104,523	167,908
Retained earnings	54,809	27,711
Treasury stock, at cost (12,091 shares in 2014 and 42,534 shares in 2013)	(381)	(1,170)
Accumulated other comprehensive loss	(7,397)	(1,614)
Total stockholders’ equity	151,725	193,027
	$305,452	$280,156

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2014, 2013 and 2012
(In thousands, except per share data)

	2014	2013	2012
Revenue	$501,867	$436,689	$401,572
Cost of revenue	412,292	360,424	329,601
Gross profit	89,575	76,265	71,971
Selling, general and administrative expenses	47,108	39,589	35,500
Gain (loss) on change in fair value of contingent consideration, net	1,392	1,676	(789)
Operating income	43,859	38,352	35,682
Interest expense	833	366	269
Other income (expense) (including interest income of $112 in 2014, $56 in 2013 and $29 in 2012)	(203)	502	389
Income before income taxes	42,823	38,488	35,802
Income tax expense	15,725	14,732	13,114
Net income	$27,098	$23,756	$22,688

Basic weighted average shares outstanding	18,641	19,103	18,956
Diluted weighted average shares outstanding	18,887	19,362	19,275

Per common share data:
Basic earnings per share	$1.45	$1.24	$1.20
Diluted earnings per share	$1.43	$1.23	$1.18

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years ended December 31, 2014, 2013 and 2012
(In thousands)

	2014	2013	2012
Net income	$27,098	$23,756	$22,688
Foreign currency translation adjustments	(5,783)	197	1,411
Comprehensive income	$21,315	$23,953	$24,099

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2014, 2013 and 2012
(In thousands, except for par value per share)

	Common stock ($0.01 par)	Additional paid-in capital	Retained earnings (accumulated deficit)	Treasury stock at cost	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2011	$188	$165,519	$(18,733)	$(358)	$(3,222)	$143,394

Net income	—	—	22,688	—	—	22,688
Foreign currency translation adjustments	—	—	—	—	1,411	1,411
Repurchases of common stock in the open market	—	—	—	(3,433)	—	(3,433)
Stock-based compensation expense	—	1,780	—	—	—	1,780
Income tax benefit from stock-based compensation	—	2,034	—	—	—	2,034
Shares withheld in exchange for tax withholding payments on stock-based compensation	—	(2,750)	—	—	—	(2,750)
Issuance of stock for employer contributions to retirement plan	—	538	—	1,297	—	1,835
Net issuances of stock pursuant to stock compensation plans and other	4	374	—	—	—	378
Balance at December 31, 2012	$192	$167,495	$3,955	$(2,494)	$(1,811)	$167,337

Net income	—	—	23,756	—	—	23,756
Foreign currency translation adjustments	—	—	—	—	197	197
Repurchases of common stock in the open market	—	—	—	(1,747)	—	(1,747)
Stock-based compensation expense	—	1,628	—	—	—	1,628
Income tax benefit from stock-based compensation	—	359	—	—	—	359
Shares withheld in exchange for tax withholding payments on stock-based compensation	—	(977)	—	354	—	(623)
Issuance of stock for employer contributions to retirement plan	—	322	—	1,723	—	2,045
Net issuances of stock pursuant to stock compensation plans and other	—	(919)	—	994	—	75
Balance at December 31, 2013	$192	$167,908	$27,711	$(1,170)	$(1,614)	$193,027

Net income	—	—	27,098	—	—	27,098
Foreign currency translation adjustments	—	—	—	—	(5,783)	(5,783)
Repurchases of common stock, including fees and expenses	(21)	(62,927)	—	(3,692)	—	(66,640)
Stock-based compensation expense	—	2,128	—	—	—	2,128
Income tax benefit from stock-based compensation	—	2,506	—	—	—	2,506
Shares withheld in exchange for tax withholding payments on stock-based compensation	—	(3,407)	—	—	—	(3,407)
Issuance of stock for employer contributions to retirement plan	—	616	—	1,853	—	2,469
Net issuances of stock pursuant to stock compensation plans and other	—	(2,301)	—	2,628	—	327
Balance at December 31, 2014	$171	$104,523	$54,809	$(381)	$(7,397)	$151,725

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2014, 2013 and 2012
(In thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income	$27,098	$23,756	$22,688
Adjustments to reconcile net income to net cash provided by operating activities:
Income tax benefit on reduction of uncertain tax position liabilities	—	—	(1,602)
Loss (gain) on change in fair value of contingent consideration, net	(1,392)	(1,676)	789
Depreciation and amortization	9,758	8,617	7,971
Non-cash compensation expense	4,823	3,673	3,615
Deferred income taxes	(113)	(285)	716
Changes in other operating items, net of acquired amounts:
Accounts and other receivables	(6,024)	(9,158)	(11,262)
Costs and estimated earnings in excess of billings on uncompleted contracts	(8,291)	(4,941)	(1,256)
Prepaid expenses and other current assets	(1,967)	(2,807)	(1,227)
Accounts payable and accrued expenses	8,794	1,174	4,003
Billings in excess of costs and estimated earnings on uncompleted contracts	1,416	(1,478)	3,218
Income tax benefit from stock-based compensation	(2,506)	(359)	(2,034)
Contingent consideration payments in excess of fair value on acquisition date	(1,043)	(708)	(602)
Other	445	445	295
Net cash provided by operating activities	30,998	16,253	25,312

Cash flows from investing activities:
Additions to property, plant and equipment	(2,757)	(6,714)	(2,536)
Acquisitions, net of cash acquired	(8,670)	(13,505)	(12,184)
Other investing activities	246	—	—
Net cash used in investing activities	(11,181)	(20,219)	(14,720)

Cash flows from financing activities:
Short-term borrowings	20,392	407	—
Proceeds from long-term debt	40,000	—	—
Repayment of long-term debt	(2,223)	—	—
Contingent consideration payments	(977)	(1,026)	(1,263)
Change in negative cash book balance	(440)	5,261	(1,888)
Repurchases of common stock	(66,640)	(1,747)	(3,433)
Income tax benefit from stock-based compensation	2,506	359	2,034
Tax withholding payments for employee stock-based compensation in exchange for shares surrendered	(3,407)	(623)	(2,750)
Proceeds from issuance of common stock	102	63	284
Other financing activities	(5)	(6)	(126)
Net cash provided by (used in) financing activities	(10,692)	2,688	(7,142)

	2014	2013	2012

Effect of exchange rate changes on cash and cash equivalents	(231)	(836)	160
Net change in cash and cash equivalents	8,894	(2,114)	3,610
Cash and cash equivalents at beginning of year	5,647	7,761	4,151
Cash and cash equivalents at end of year	$14,541	$5,647	$7,761

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$583	$179	$104
Income taxes	$17,439	$13,879	$12,532

Non-cash financing activities:
Accrued contingent consideration	$5,345	$4,243	$765

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

FASB Codification

We follow generally accepted accounting principles (“GAAP”) set by the Financial Accounting Standards Board (“FASB”). References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, sometimes referred to as ASC.

Basis of Consolidation

The consolidated financial statements include the operations of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in the automotive sector. Revenue from the automotive industry accounted for approximately 14%, 16% and 17% of our consolidated revenue for the years ended December 31, 2014, 2013 and 2012, respectively.  Beginning in 2013, we also have a market concentration in the financial and insurance sector. Revenue from the financial and insurance industry accounted for approximately 18% and 11% of our consolidated revenue for the years ended December 31, 2014 and 2013, respectively. As in prior years, we also had a concentration of revenue from the United States government. For the years ended December 31, 2014, 2013 and 2012, sales to the United States government and its agencies represented approximately 9%, 10% and 12%, respectively, of our consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by us as separate customers. No single customer accounted for more than 10% of our consolidated revenue in 2014. As of December 31, 2014, billed and unbilled accounts receivable from a single financial services customer totaled $22.9 million, or 17.6%, of our consolidated accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts balances.

Cash and Cash Equivalents

Cash and cash equivalents consist of short-term highly liquid investments with original maturities of three months or less. Outstanding checks which have been issued but not presented to the banks for payment in excess of amounts on deposit may create negative book cash balances. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods. Such negative cash balances are included in accounts payable and accrued expenses and totaled $4.8 million and $5.3 million as of December 31, 2014 and 2013, respectively. Changes in negative book cash balances from period to period are reported as a financing activity in the consolidated statement of cash flows.

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

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

Activity in our allowance for doubtful accounts was comprised of the following for the periods indicated:

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Beginning balance	$1,405	$1,756	$1,015
Additions	670	121	782
Deductions	(128)	(472)	(41)
Ending balance	$1,947	$1,405	$1,756

Foreign Currency Translation

The functional currency of our international operations is the respective local currency. The translation of the foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rates prevailing during the year. The unrealized gains and losses resulting from such translation are included as a component of comprehensive income. Transaction gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in “Other income (expense) on our Consolidated Statements of Operations.

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

When total direct cost estimates exceed revenues, the estimated losses are recognized immediately. The use of the percentage-of-completion method requires significant judgment relative to estimating total contract costs, including assumptions relative to the length of time to complete the project, the nature and complexity of the work to be performed, and anticipated changes in estimated salaries and other costs. Estimates of total contract costs are continuously monitored during the term of the contract, and recorded revenues and costs are subject to revision as the contract progresses. When revisions in estimated contract revenues and costs are determined, such adjustments are recorded in the period in which they are first identified.

For certain commercial fixed-fee per transaction contracts, such as providing training courses, revenue is recognized during the period in which services are delivered in accordance with the pricing outlined in the contracts.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

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

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

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

Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”) permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  Under ASU 2011-08, an entity is not required to perform step one of the goodwill impairment test for a reporting unit if it is more likely than not that its fair value is greater than its carrying amount.  For our annual goodwill impairment tests as of December 31, 2014 and 2013, we performed a qualitative assessment as permitted by ASU 2011-08 for all of our reporting units and determined that it was more likely than not that the fair values of each of our reporting units exceeded their respective carrying values.

If it is determined as a result of the qualitative assessment permitted by ASU 2011-8, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a two-step impairment test is required. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that unit, goodwill is not impaired and we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit’s assets and liabilities in a manner similar to a purchase price allocation, with any residual fair value allocated to goodwill. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, then we record an impairment loss equal to the difference.

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

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

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

Certain project transition costs related to the set-up of processes, personnel and systems are deferred during the transition period and expensed on a straight-line basis over the period the outsourcing services are provided, not to exceed the term of the contract. The deferred costs are specific internal costs or incremental external costs directly related to transition or set-up activities necessary to enable the outsourced services. Unamortized set-up costs are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets. Capitalized set-up costs were $0.7 million and $1.2 million as of December 31, 2014 and 2013, respectively.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

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

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Non-dilutive instruments	—	28	64
Dilutive common stock equivalents	246	259	319

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

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

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

The carrying value of financial instruments including cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate estimated market values because of short-term maturities and interest rates that approximate current rates. In addition, the fair value of our long-term debt approximated its carrying value as of December 31, 2014 as it bears interest at variable rates. Our fair value measurements relate to goodwill, intangible assets and contingent consideration recognized in connection with acquisitions and are valued using Level 3 inputs.

Leases

We lease various office space, machinery and equipment under noncancelable operating leases which have minimum lease obligations.  Many of the leases contain provisions for rent escalations based primarily on increases in real estate taxes and operating costs incurred by the lessor.  Rent expense is recognized in the statement of operations as incurred except for escalating rents, which are expensed on a straight-line basis over the terms of the leases.

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

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(2)	Acquisitions

On April 1, 2014, we completed the acquisition of Effective People and Effective Learning (the "Effective Companies"), providers of human capital management (HCM) solutions, including sales and support of the full SAP SuccessFactors Business Education (BizX) Platform, eLearning and blended learning solutions, as well as recruitment and employee development services. The Effective Companies are headquartered in Copenhagen, Denmark. The upfront purchase price was $9.0 million which was paid in cash at closing. In addition, the purchase agreement requires up to an additional $5.7 million of consideration, contingent upon the achievement of certain earnings targets during the two twelve-month periods following completion of the acquisition. We recorded intangible assets as a result of the acquisition in the amount of $1.6 million which are being amortized over four years from the acquisition date. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired Effective Companies business is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements since April 1, 2014. The pro-forma impact of the acquisition is not material to our results of operations. The acquired Effective Companies business is included in our Denmark subsidiary and its functional currency is the Danish Kroner. The purchase price allocation above was translated into U.S. dollars based on the exchange rate in effect on the date of acquisition.

The following table summarizes the purchase price and purchase price allocation for the acquisition (dollars in thousands).

Cash purchase price	$9,000
Fair value of contingent consideration	5,345
Working capital adjustment	4
Total purchase price	$14,349

Purchase price allocation:
Cash	$334
Accounts receivable	1,378
Prepaid expenses and other assets	496
Property, plant and equipment	80
Amortizable intangible assets	1,613
Goodwill	12,556
Total assets	16,457

Accounts payable and accrued expenses	582
Billings in excess of costs and estimated earnings on uncompleted contracts	940
Deferred tax liability	586
Total liabilities	2,108

Net assets acquired	$14,349

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

The following tables summarize the purchase prices and purchase price allocations for the acquisitions completed during the years ended December 31, 2013 and 2012.  A description of the acquired businesses during each year is summarized below each table.

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

Prospero

On May 31, 2013, we completed the acquisition of Prospero Learning Solutions (“Prospero”), a Canada-based provider of custom learning and content development solutions.  The upfront purchase price for Prospero was $7.0 million which was paid in cash at closing. In addition, the purchase agreement requires up to an additional $4.7 million of consideration, contingent upon the achievement of certain earnings targets during the two twelve-month periods following completion of the acquisition, as defined in the purchase agreement. No contingent consideration was payable with respect to the first twelve-month period following completion of the acquisition as the earnings target was not achieved. We recorded intangible assets as a result of the acquisition, including $2.8 million of customer-related intangible assets which are being amortized over five years subsequent to the acquisition date. The acquired Prospero business is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements since June 1, 2013. We expect that a portion of  the goodwill recorded for financial statement purposes will be deductible for tax purposes. The pro-forma impact of the acquisition is not material to our results of operations. The acquired Prospero business is included in our Canadian subsidiary and its functional currency is the Canadian Dollar. The purchase price allocation above was translated into U.S. dollars based on the exchange rate in effect on the date of acquisition.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

Lorien

On June 12, 2013, we completed the acquisition of Lorien Engineering Solutions (“Lorien”), a United Kingdom-based provider of engineering design and project management services with specific expertise in the food and beverage, manufacturing and life sciences industries. The upfront purchase price for Lorien was $6.7 million which was paid in cash at closing. In addition, we paid $1.0 million of contingent consideration in 2014 based upon the achievement of certain earnings targets during the first twelve months following completion of the acquisition, as defined in the purchase agreement. We recorded intangible assets as a result of the acquisition, including $1.7 million of customer-related intangible assets which are being amortized over five years subsequent to the acquisition date. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired Lorien business is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements since June 12, 2013. The pro-forma impact of the acquisition is not material to our results of operations. The acquired Lorien business is included in our United Kingdom subsidiary and its functional currency is the British Pound Sterling. The purchase price allocation above was translated into U.S. dollars based on the exchange rate in effect on the date of acquisition.

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

Information Horizons

Effective May 1, 2012, we entered into an Asset Purchase Agreement with Information Horizons Limited (“Information Horizons”), an independent skills training provider located in the United Kingdom, to acquire its government funded training services business. The purchase price primarily consisted of a customer-related intangible asset of $0.5 million which is being amortized over an estimated useful life of three years subsequent to the acquisition date. Information Horizons is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements since May 1, 2012. The pro-forma impact of the acquisition is not material to our results of operations.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

Asentus

On June 29, 2012, through our wholly-owned subsidiaries in Canada and Europe, we acquired the business and operations of Asentus Consulting Group Ltd. and Asentus Europe B.V. (collectively, “Asentus”). Asentus is an international provider of IT technical training content, and live and virtual training event services, with offices in Vancouver, Canada, The Netherlands, Germany and France. The total purchase price for both companies was $1.4 million which was paid in cash. In addition, the purchase agreement requires up to an additional $3.7 million of consideration, contingent upon the achievement of certain earnings targets, as defined in the purchase agreement, during two successive twelve-month periods following the closing. No contingent consideration was payable with respect to both twelve-month periods following completion of the acquisition as the earnings targets were not achieved. We recorded amortizable intangible assets as a result of the acquisition, which included $0.3 million of customer-related intangible assets which are being amortized over an estimated useful life of five years and $0.1 million of intellectual property which is being amortized over an estimated useful life of three years. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. The acquired Asentus business is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements since July 1, 2012. The pro-forma impact of the acquisition is not material to our results of operations.

Rovsing Dynamics

On September 17, 2012, we entered into an Asset Purchase Agreement with Rovsing Dynamics A/S (“Rovsing”), located in Denmark, a provider of vibration condition monitoring hardware and software, and on that date acquired the business and certain operating assets. We recorded a technology-related intangible asset of $0.8 million related to proprietary software acquired which is being amortized over an estimated useful life of three years subsequent to the acquisition date. All of the goodwill recorded for financial statement purposes will be deductible for tax purposes. The acquired Rovsing business is included in the Energy Services segment and the results of its operations have been included in the consolidated financial statements since September 17, 2012. The pro-forma impact of the acquisition is not material to our results of operations.

BlessingWhite

On October 1, 2012, we completed the acquisition of BlessingWhite, a provider of leadership development and employee engagement solutions. The total purchase price was $10.8 million in cash at closing and was subsequently reduced by a $0.2 million working capital adjustment paid by the sellers. We recorded $3.3 million of amortizable intangible assets as a result of the acquisition, which includes $1.8 million of customer-related intangible assets which are being amortized over five years, $1.2 million of intellectual property related to training course content which is being amortized over five years, $0.2 million related to the acquired tradename which is being amortized over two years, and $0.1 million related to acquired technology which is being amortized over three years from the acquisition date. None of the goodwill recorded for financial statement purposes is deductible for tax purposes. BlessingWhite is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements since October 1, 2012. The pro-forma impact of the acquisition is not material to our results of operations.

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

Below is a summary of the potential contingent consideration we may be required to pay in connection with completed acquisitions as of December 31, 2014 (dollars in thousands):

	Original range of potential undiscounted	As of December 31, 2014 Maximum contingent consideration due in
Acquisition:	payments	2015	2016	Total
Prospero	$0 - $4,675	$1,720	$—	$1,720
Effective Companies	$0 - $5,668	2,834	2,834	5,668
Total		$4,554	$2,834	$7,388

Below is a summary of the changes in the recorded amount of contingent consideration liabilities from December 31, 2013 to December 31, 2014 for each acquisition (dollars in thousands):

	Liability as of	2014 Additions	Change in Fair Value of Contingent	Foreign Currency	Liability as of
Acquisition:	Dec. 31, 2013	(Payments)	Consideration	Translation	Dec. 31, 2014
Bath Consulting	$997	$(1,005)	$—	$8	$—
Prospero	1,841	—	(1,796)	(45)	—
Lorien	959	(1,015)	31	25	—
Effective Companies	—	5,345	373	(635)	5,083
Total	$3,797	$3,325	$(1,392)	$(647)	$5,083

As of December 31, 2014 and 2013, contingent consideration included in accounts payable and accrued expenses on the consolidated balance totaled $2.7 million and $2.4 million, respectively. As of December 31, 2014 and 2013, we also had accrued contingent consideration totaling $2.4 million and $1.4 million, respectively, which is included in other long-term liabilities on the consolidated balance sheet and represents the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(3)	Goodwill & Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable business segment for the years ended December 31, 2014 and 2013 were as follows (in thousands):

		Professional	Sandy	Performance
	Learning	& Technical	Training &	Readiness	Energy
	Solutions	Services	Marketing	Solutions	Services	Total
Net book value at
January 1, 2013
Goodwill	$48,240	$45,520	$6,161	$9,795	$8,522	$118,238
Accumulated impairment losses	(2,079)	(7,830)	(5,508)	—	—	(15,417)
Total	46,161	37,690	653	9,795	8,522	102,821
2013 Activity:
Acquisitions	13,606	—	—	—	—	13,606
Purchase adjustments	(196)	—	—	—	117	(79)
Foreign currency translation	620	—	—	—	23	643
Other	(4)	—	—	—	—	(4)
Net book value at
December 31, 2013
Goodwill	62,266	45,520	6,161	9,795	8,662	132,404
Accumulated impairment losses	(2,079)	(7,830)	(5,508)	—	—	(15,417)
Total	60,187	37,690	653	9,795	8,662	116,987
2014 Activity:
Acquisitions	12,556	—	—	—	—	12,556
Foreign currency translation	(3,729)	—	—	—	(57)	(3,786)
Net book value at
December 31, 2014
Goodwill	71,093	45,520	6,161	9,795	8,605	141,174
Accumulated impairment losses	(2,079)	(7,830)	(5,508)	—	—	(15,417)
Total	$69,014	$37,690	$653	$9,795	$8,605	$125,757

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

December 31, 2014
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Customer relationships	$22,603	$(13,042)	$9,561
Intellectual property and other	2,160	(1,186)	974
	$24,763	$(14,228)	$10,535

December 31, 2013
Customer relationships	$26,470	$(13,070)	$13,400
Tradenames	191	(119)	72
Intellectual property and other	2,364	(707)	1,657
	$29,025	$(13,896)	$15,129

Amortization expense for intangible assets was $5.7 million, $5.4 million and $4.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Estimated amortization expense for intangible assets included in our consolidated balance sheet as of December 31, 2014 is as follows (in thousands):

Fiscal year ending:
2015	$4,210
2016	3,235
2017	2,164
2018	894
2019	32
Total	$10,535

As of December 31, 2014, our intangible assets with definite lives had a weighted average remaining useful life of 2.9 years. We have no amortizable intangible assets with indefinite useful lives.

(4)	Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2014	2013
Machinery, equipment and vehicles	$15,890	$19,308
Furniture and fixtures	3,006	3,295
Leasehold improvements	1,560	1,553
Buildings	381	404
	20,837	24,560
Accumulated depreciation and amortization	(12,973)	(15,329)
	$7,864	$9,231

Depreciation expense was $3.9 million, $3.0 million and $2.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(5)	Debt

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our and our subsidiaries’ (subject to certain exceptions) ability to, among other things, grant liens, make investments, incur indebtedness, merge or consolidate, dispose of assets or make acquisitions. We are also required to maintain compliance with a minimum fixed charge coverage ratio and a maximum leverage ratio. We were in compliance with all of the financial covenants under the Credit Agreement as of December 31, 2014. As of December 31, 2014, our total long-term debt outstanding under the term loan was $37.8 million. In addition, there were $20.8 million of borrowings outstanding and $43.3 million of available borrowings under the revolving credit facility as of December 31, 2014. For the year ended December 31, 2014, the weighted average interest rate on our borrowings was 1.7%. As of December 31, 2014, the fair value of our borrowings under the Credit Agreement approximated its carrying value as it bears interest at variable rates.

As of December 31, 2014, our future minimum payments of long-term debt are as follows (in thousands):

Fiscal year ending:
2015	$13,333
2016	13,333
2017	11,111
Total	$37,777

(6)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31,
	2014	2013
Trade accounts payable	$11,995	$11,815
Accrued salaries, vacation and benefits	18,857	15,731
Other accrued expenses	20,608	20,127
Accrued contingent consideration	2,737	2,405
Negative cash book balance	4,821	5,261
	$59,018	$55,339

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(7)	Employee Benefit Plan

We offer the GP Retirement Savings Plan (the “Plan”) to our employees. Eligible employees are automatically enrolled unless they elect to not participate in the Plan, and contributions begin as soon as administratively feasible after enrollment.  The Plan permits pre-tax contributions to the Plan by participants pursuant to Section 401(k) of the Internal Revenue Code (IRC).  We make matching contributions at our discretion. In 2014, 2013 and 2012, we contributed 90,876, 84,333, and 107,728 shares, respectively, of our common stock directly to the Plan with a value of approximately $2.5 million, $2.0 million and $1.8 million, respectively. In addition, we contributed cash, net of forfeitures, to the Plan for matching contributions of $0.2 million for the year ended December 31, 2013 and $0.2 million for the year ended December 31, 2012. For the years ended December 31, 2014, 2013 and 2012, we recognized total compensation expense of $2.5 million, $2.2 million and $2.0 million, respectively, in the consolidated statements of operations for matching contributions to the Plan.

(8)	Income Taxes

The components of income before income taxes and income tax expense for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	Years ended December 31,
	2014	2013	2012
Income before income taxes:
Domestic	$38,359	$31,738	$27,827
Foreign	4,464	6,750	7,975
Total income before income taxes	$42,823	$38,488	$35,802

Income tax expense (benefit):
Current:
Federal	$11,799	$10,348	$7,846
State and local	2,600	2,130	1,653
Foreign	1,439	2,539	2,899
Total current	15,838	15,017	12,398
Deferred:
Federal	(9)	226	856
State and local	(23)	159	236
Foreign	(81)	(670)	(376)
Total deferred	(113)	(285)	716
Total income tax expense	$15,725	$14,732	$13,114

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	December 31,
	2014	2013	2012
Federal income tax rate	35.0%	35.0%	35.0%
State and local taxes net of federal benefit	4.3	3.9	3.4
Domestic production deduction	(3.7)	—	—
Foreign tax rate differential	(0.2)	(1.4)	(0.1)
Permanent differences	2.0	1.5	1.9
Reduction of uncertain tax position liabilities	—	—	(4.5)
Other	(0.7)	(0.7)	0.9
Effective tax rate	36.7%	38.3%	36.6%

The decrease in the effective income tax rate during 2014 compared to 2013 is primarily due to an increase in benefits from the Domestic Production Deduction available under Internal Revenue Code (IRC) Section 199 which was not taken in previous years. During the third and fourth quarters of 2014, we completed a study to determine the Company's qualifying activities under IRC Section 199. As a result, we recorded income tax benefits totaling $0.9 million resulting from a claim for the Domestic Production Deduction on our 2013 U.S. Federal income tax return, and similar claims we expect to make for tax years 2011 and 2012.

Uncertain Tax Positions

As of December 31, 2014 and 2013, we had no uncertain tax positions reflected on our consolidated balance sheet. In 2012, we recognized an income tax benefit of $1.6 million on the reduction of an uncertain tax position liability relating to a prior tax deduction that is now outside the applicable statute of limitations. The income tax benefit included a $1.4 million reduction in the uncertain tax position liability and the reversal of $0.2 million of accrued interest and penalties.

We recognize interest and penalties related to unrecognized tax benefits as a component of income tax expense. For the years ended December 31, 2014, 2013 and 2012, we recognized $0, $0 and $(0.2) million, respectively, of interest expense (income) related to these tax positions which is reflected within income tax expense in the consolidated statements of operations. The Company files income tax returns in U.S. federal, state and local jurisdictions, and various non-U.S. jurisdictions, and is subject to audit by tax authorities in those jurisdictions.  Tax years 2010 through 2013 remain open to examination by these tax jurisdictions, and earlier years remain open to examination in certain of these jurisdictions which have longer statutes of limitations.

A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding interest, is as follows (in thousands):

	Years ended December 31,
	2014	2013	2012
Unrecognized tax benefits at beginning of the year	$—	$—	$1,418
Additions related to current year tax positions	—	—	—
Additions related to prior year tax positions	—	—	—
Settlements	—	—	—
Reductions due to lapse of statute of limitations	—	—	(1,418)
Unrecognized tax benefits at end of the year	$—	$—	$—

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of the our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Allowance for doubtful accounts	$704	$508
Accrued liabilities and other	1,882	1,787
Stock-based compensation expense	391	629
Net federal, state and foreign operating loss carryforwards	1,375	922
Deferred tax assets	4,352	3,846
Valuation allowance on deferred tax assets	(1,247)	(584)
Deferred tax liabilities:
Intangible assets, property and equipment, principally due to difference in depreciation and amortization	7,939	7,677
Net deferred tax liabilities	$(4,834)	$(4,415)

As of December 31, 2014, we had foreign net operating loss carryforwards of $6.2 million for tax purposes, which will be available to offset future taxable income. If not used, these carryforwards will expire beginning in 2018.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets may not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these factors, management placed a valuation allowance of $1.2 million and $0.6 million as of December 31, 2014 and 2013, respectively, against certain deferred tax assets, including net operating loss carryforwards, due to the uncertainty of future profitability in foreign jurisdictions. Management believes it is more likely than not that the Company will realize the benefits of the remaining deferred tax assets.

Foreign Income

As of December 31, 2014, we had approximately $25.2 million of accumulated undistributed earnings generated by our foreign subsidiaries. No provision has been made for income taxes that would be payable upon the distribution of such earnings since we intend to permanently reinvest these earnings. If these earnings were distributed in the form of dividends or otherwise, the distributions would be subject to U.S. federal income tax at the statutory rate of 35 percent, less foreign tax credits available to offset such distributions, if any. In addition, such distributions may be subject to withholding taxes in the various tax jurisdictions. Determination of the deferred income tax liability on undistributed earnings is not practicable due the complexities associated with calculating a liability which is dependent on future circumstances existing if and when a distribution occurs.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(9)	Stock-Based Compensation

Our shareholders approved the 2011 Stock Incentive Plan (the “2011 Plan”) at our Annual Meeting of Shareholders in December 2011. The 2011 Plan replaced the 1973 Non-Qualified Stock Option Plan, as amended, and the 2003 Incentive Stock Plan (the “Prior Plans”).  No new awards will be made under the Prior Plans and outstanding awards will remain outstanding under the Prior Plans until settled.  Under the 2011 Plan, we may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of our common stock to officers, employees or members of the Board of Directors. We are authorized to grant an aggregate of 1,355,764 shares under the 2011 Plan. As of December 31, 2014, there were 973,588 available shares for issuance of future grants of awards under the 2011 Plan. As of December 31, 2014, there were 185,450 shares representing outstanding awards under the Prior Plans and 306,784 shares representing outstanding awards under the 2011 Plan. We may issue new shares or use shares held in treasury to deliver shares to employees for our equity grants or upon exercise of non-qualified stock options.

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Years ended December 31,
	2014	2013	2012
Cost of revenue	$1,609	$1,163	$1,294
Selling, general and administrative expenses	519	465	497
Total stock-based compensation expense	$2,128	$1,628	$1,791

We recognized a deferred income tax benefit of $0.7 million, $0.5 million and $0.6 million, respectively, during the years ended December 31, 2014, 2013, and 2012 associated with the compensation expense recognized in our consolidated financial statements.  As of December 31, 2014, we had non-qualified stock options and restricted stock units outstanding under these plans as discussed below.

Non-Qualified Stock Options

Non-qualified stock options are granted with an exercise price not less than the fair market value of our common stock at the date of grant, vest over a period up to ten years, and expire at various terms up to ten years from the date of grant.

Summarized information for our non-qualified stock options is as follows:

Stock Options	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2013	569,300	$9.41
Granted	—	—
Exercised	(337,150)	7.91
Forfeited	(3,000)	15.25
Expired	—	—
Outstanding at December 31, 2014	229,150	$11.54	1.86	$5,132,000
Stock options expected to vest	220,250	$11.49	1.84	$4,943,000
Exercisable at December 31, 2014	61,850	$13.99	2.29	$1,233,000

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

Summarized weighted average information for non-qualified stock options granted to certain key personnel during the year ended December 31, 2012 is as follows (no stock options were granted during the years ended December 31, 2014 and 2013):

2012
Number of options granted	54,500
Exercise price	$17.57
Vesting term	4.5 years
Contractual term	5.5 years
Grant-date fair value	$6.80

Black-Scholes assumptions:
Expected term	4.2 years
Expected stock price volatility	48.3%
Risk-free interest rate	0.61%
Expected dividend yield	—

As of December 31, 2014, we had approximately $0.3 million of unrecognized compensation cost related to the unvested portion of outstanding stock options to be recognized on a straight-line basis over a weighted average remaining service period of approximately 1.5 years.

We received cash for the exercise price associated with stock options exercised of $0.1 million, $0.1 million, and $0.3 million during the years ended December 31, 2014, 2013 and 2012, respectively. During the years ended December 31, 2014 ,2013, and 2012 we settled 327,100, 44,800, and 782,980 outstanding stock options, respectively, held by our employees by issuing 140,544, 17,048 and 214,624 fully vested shares, respectively, which represented the fair value of those stock options upon settlement, net of required income tax withholdings. The total intrinsic value realized by participants on stock options exercised and/or settled was $7.0 million, $0.7 million and $6.5 million during the years ended December 31, 2014, 2013 and 2012, respectively. During the years ended December 31, 2014, 2013 and 2012, we realized income tax benefits of $2.5 million, $0.4 million and $2.0 million, respectively, related to stock option exercises and restricted stock vesting, which are reflected as an increase to additional paid-in capital on the consolidated statements of stockholders’ equity.

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

	Year ended December 31, 2014	Weighted average grant date fair value
	(In shares)	(In dollars)
Outstanding and unvested, beginning of period	244,031	$22.17
Granted	81,013	30.61
Vested	(58,864)	21.28
Forfeited	(3,096)	19.28
Outstanding and unvested, end of period	263,084	$25.00
Restricted stock units expected to vest	250,823	$25.11
The total intrinsic value realized by participants upon the vesting of restricted stock units was $1.6 million, $1.2 million and $1.7 million during the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, we had unrecognized compensation cost of $5.8 million related to the unvested portion of our outstanding restricted stock units to be recognized over a weighted average remaining service period of 3.5 years.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(10)	Common Stock

The holders of common stock are entitled to one vote per share. As of December 31, 2014, there were 17,149,129 shares of common stock issued and outstanding. In addition, as of December 31, 2014, there were 492,234 shares reserved for issuance under outstanding equity compensation awards such as stock options and restricted stock units and an additional 973,588 shares available for issuance for future grants of awards under the 2011 Plan.

Share Repurchase - Modified "Dutch auction" Tender Offer

On September 2, 2014, we announced the commencement of a modified "Dutch auction" tender offer to repurchase for cash shares of our common stock up to an aggregate purchase price of $80 million within the range of $26.00 to $29.00 per share. The tender offer expired at 12:00 midnight, New York City time, on September 29, 2014 resulting in the Company accepting for payment an aggregate of 2,127,706 shares of GP Strategies Corporation common stock at a purchase price of $29.00 per share, for an aggregate cost of approximately $61.7 million, excluding fees and expenses relating to the tender offer. We incurred costs of $1.2 million in connection with the tender offer. The total amount of shares purchased in the tender offer represented approximately 11.1% of our issued and outstanding shares as of September 29, 2014. The transaction closed on October 3, 2014 at which time we transferred the funds for the repurchase. To fund the share repurchase, we used borrowings under an amended Credit Agreement which is discussed in more detail in Note 5. As a result of the final outcome of the tender offer, we had approximately 17,086,145 common shares issued and outstanding as of October 3, 2014.

Stock Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors.  During the years ended December 31, 2014, 2013 and 2012, we repurchased approximately 147,000, 67,000 and 180,000 shares, respectively, of our common stock in the open market for a total cost of approximately $3.7 million, $1.7 million and $3.4 million, respectively. As of December 31, 2014, there was approximately $0.6 million available for future repurchases under the buyback program. There is no expiration date for the repurchase program.

Securities Purchase Agreement

On December 30, 2009, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single accredited investor, Sagard Capital Partners, L.P. (“Sagard”), pursuant to which we sold to Sagard, in a private placement, an aggregate of 2,857,143 shares (the “Shares”) of our common stock, par value $0.01, at a price of $7.00 per share (the “Offering”), for an aggregate purchase price of $20.0 million.  The Offering closed on December 30, 2009. The Purchase Agreement prohibits Sagard from acquiring beneficial ownership of more than 23% of our common stock (calculated on a fully diluted basis). As of December 31, 2014, Sagard beneficially owned 3,514,274 shares or 20.5% of our outstanding common stock.

In connection with the Offering, on December 30, 2009, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Sagard.  Pursuant to the Registration Rights Agreement, we agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) no later than September 30, 2010 for purposes of registering the resale of the Shares and any shares of common stock issued pursuant to the preemptive rights under Section 4(l) of the Purchase Agreement (or any shares of common stock issuable upon exercise, conversion or exchange of securities issued pursuant to the preemptive rights).  We agreed to use our reasonable best efforts to cause this registration statement to be declared effective by the SEC no later than December 30, 2010. If we failed to meet either of these deadlines, fail to meet filing or effectiveness deadlines with respect to any additional registration statements required by the Registration Rights Agreement, or fail to keep any registration statements continuously effective (with limited exceptions), we will be obligated to pay to the holders of the Shares liquidated damages in the amount of 1% of the purchase price for the Shares per month, up to a maximum of $2.4 million.  We also agreed, among other things, to indemnify the selling holders under the registration statements from certain liabilities and to pay all fees and expenses (excluding underwriting discounts and selling commissions and all legal fees of the selling holders in excess of $25,000) incident to our obligations under the Registration Rights Agreement. We filed the registration statement with the SEC on September 27, 2010 and it was declared effective by the SEC on October 8, 2010.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(11)	Business Segments

As of December 31, 2014, we operated through five reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing, (iv) Performance Readiness Solutions, and (v) Energy Services. Our Learning Solutions segment represents an aggregation of two operating groups in accordance with the aggregation criteria in U.S. GAAP, while all of the other reportable segments each represent one operating group. We are organized by operating group primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

Further information regarding our business segments is discussed below.

Learning Solutions. The Learning Solutions segment delivers training, curriculum design and development, e-Learning services, system hosting, training business process outsourcing and consulting services globally. This segment also offers organizational performance solutions including leadership training and employee engagement tools and services. This segment serves large companies in the electronics and semiconductors, healthcare, software, financial services and other industries as well as government agencies. The ability to deliver a wide range of training services on a global basis allows this segment to take over the entire learning function for the client, including their training personnel.

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

Sandy Training & Marketing. The Sandy Training & Marketing segment provides custom product sales training and has been a leader in serving manufacturing customers in the U.S. automotive industry for over 30 years. Sandy provides custom product sales training designed to better educate customer sales forces with respect to new vehicle features and designs, in effect rapidly increasing the sales force knowledge base and enabling them to address detailed customer queries. Furthermore, Sandy helps our clients assess their customer relationship marketing strategy and connect with their customers on a one-to-one basis. This segment also provides technical training services to automotive manufacturers as well as customers in other industries.

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

Energy Services. The Energy Services segment provides engineering services, products and training primarily to electric power generators. Our proprietary EtaPRO™ Performance and Condition Monitoring System provides a suite of real-time software solutions for power generation facilities and is installed on power generating units across the world. In addition to providing custom training solutions, this segment provides web-based training through our GPiLearn™ portal, which offers a variety of courses to power plant personnel in the U.S. and other countries.  This segment also provides services to users of alternative fuels, including designing and constructing liquefied natural gas (LNG), liquid to compressed natural gas (LCNG) and hydrogen fueling stations, as well as supplying equipment.

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

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income tax expense (in thousands):

	Years ended December 31,
	2014	2013	2012
Revenue:
Learning Solutions	$241,344	$189,899	$158,118
Professional & Technical Services	79,574	72,577	82,447
Sandy Training & Marketing	67,694	70,699	70,243
Performance Readiness Solutions	50,924	53,882	55,794
Energy Services	62,331	49,632	34,970
	$501,867	$436,689	$401,572
Operating income:
Learning Solutions	$12,721	$15,210	$15,927
Professional & Technical Services	8,905	5,810	6,868
Sandy Training & Marketing	4,729	4,672	4,897
Performance Readiness Solutions	3,064	2,688	2,548
Energy Services	13,048	8,296	6,231
Gain (loss) on change in fair value of contingent consideration, net	1,392	1,676	(789)
Operating income	43,859	38,352	35,682
Interest expense	(833)	(366)	(269)
Other income (expense)	(203)	502	389
Income before income tax expense	$42,823	$38,488	$35,802

Additional information relating to our business segments is as follows (in thousands):

	December 31,
	2014	2013
Identifiable assets:
Learning Solutions	$174,264	$139,744
Professional & Technical Services	63,819	64,292
Sandy Training & Marketing	18,775	21,812
Performance Readiness Solutions	23,186	26,500
Energy Services	25,408	27,808
Total assets	$305,452	$280,156

Corporate and other assets which consist primarily of cash and cash equivalents, other assets, and deferred tax assets and liabilities are allocated to the segments based on their respective percentage of consolidated revenues.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

	Years ended December 31,
	2014	2013	2012
Additions to property, plant and equipment:
Learning Solutions	$1,987	$2,788	$1,149
Professional & Technical Services	291	233	84
Sandy Training & Marketing	8	11	38
Performance Readiness Solutions	44	553	61
Energy Services	144	352	273
Corporate and other	283	2,777	931
	$2,757	$6,714	$2,536
Depreciation and amortization:
Learning Solutions	$6,856	$4,990	$3,411
Professional & Technical Services	738	715	668
Sandy Training & Marketing	427	427	428
Performance Readiness Solutions	619	778	1,102
Energy Services	575	393	511
Corporate and other	543	1,314	1,851
	$9,758	$8,617	$7,971

Information about our revenue in different geographic regions, which are attributable to our wholly owned subsidiaries located primarily in the United States, United Kingdom and other countries is as follows (in thousands):

	Years ended December 31,
	2014	2013	2012
United States	$380,052	$347,251	$323,867
United Kingdom	83,652	65,578	61,102
Other	38,163	23,860	16,603
	$501,867	$436,689	$401,572

Information about our total assets in different geographic regions is as follows (in thousands):

	December 31,
	2014	2013
United States	$183,623	$194,285
United Kingdom	68,285	56,481
Other	53,544	29,390
	$305,452	$280,156

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(12)	Commitments, Guarantees, and Contingencies

Commitments

Operating Leases

We have various noncancelable leases for real property and machinery and equipment. Such leases expire at various dates with, in some cases, options to extend their terms.

Minimum rentals under long-term operating leases are as follows (in thousands):

Fiscal year ending:	Real property	Machinery and equipment	Total
2015	$6,576	$1,315	$7,891
2016	5,663	586	6,249
2017	4,921	198	5,119
2018	3,246	17	3,263
2019	2,320	2	2,322
Thereafter	12,370	1	12,371
Total	$35,096	$2,119	$37,215

Certain of the leases contain provisions for rent escalation based primarily on increases in a specified Consumer Price Index, real estate taxes and operating costs incurred by the lessor. Rent expense was approximately $9.8 million, $8.5 million and $6.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Other

As of December 31, 2014, we had six outstanding letters of credit totaling $0.9 million, which expire in 2015 through 2018. In addition, we have one outstanding performance bond for $0.6 million for construction contract scheduled to be completed in 2015.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(13)	Quarterly Information (unaudited)

Our quarterly financial information has not been audited but, in management’s opinion, includes all adjustments necessary for a fair presentation.

(In thousands)	Three months ended				Year ended
2014	March 31	June 30	September 30	December 31	December 31
Revenue	$117,880	$134,918	$123,869	$125,200	$501,867
Gross profit	18,355	24,767	22,518	23,935	89,575
Net income	4,317	8,113	7,244	7,424	27,098

Earnings per share:
Basic	$0.23	$0.42	$0.38	$0.43	$1.45
Diluted	$0.22	$0.42	$0.37	$0.43	$1.43

2013
Revenue	$101,373	$104,899	$113,197	$117,220	$436,689
Gross profit	16,181	18,395	20,061	21,628	76,265
Net income	4,925	5,247	6,143	7,441	23,756

Earnings per share:
Basic	$0.26	$0.27	$0.32	$0.39	$1.24
Diluted	$0.26	$0.27	$0.32	$0.38	$1.23

The sum of the quarterly earnings per share amounts may not equal the total for the year due to the effects of rounding and dilution as a result of issuing common shares during the year.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2014 were effective.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of internal control over financial reporting as of December 31, 2014 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework  (1992) (“COSO Framework”).  Based upon our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2014.

Our internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, whose report appears in Item 8.

(c) Changes in Internal Control over Financial Reporting

During the year ended December 31, 2014, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d—15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B:    Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The additional information required by this item will be either set forth under the Election of Directors section in the Proxy Statement for the 2015 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 30, 2015.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange (“NYSE”), and to furnish us with such reports. Based solely on a review of copies of such reports for 2014, we believe that during 2014 all reports applicable to our officers, directors and greater than 10% beneficial owners were filed on a timely basis, with the following exceptions: 1) a Form 4 filing by Marshall Geller which was filed one day late on January 31, 2014; 2) a Form 4 filing by Deborah Ung which was filed one day late on September 22, 2014; and 3) a Form 4 filing by Sue Kelly reporting a transaction on May 1, 2014, which was filed on February 18, 2015.

Item 11. Executive Compensation

The information required by this item will be either set forth under the Executive Compensation section in the Proxy Statement for the 2015 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 30, 2015.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The additional information required by this item will be either set forth under the Principal Stockholders and Security Ownership of Directors and Named Executive Officers sections in the Proxy Statement for the 2015 Annual Meeting of Stockholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 30, 2015.

Equity Compensation Plan information as of December 31, 2014

Plan category:
Equity compensation plans not approved by security holders:
(a) Number of securities to be issued upon exercise of outstanding options	79,150
(b) Weighted average exercise price of outstanding options	$13.18
(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in row (a))	—
Equity compensation plans approved by security holders:
(a) Number of securities to be issued upon exercise of outstanding options	150,000
(b) Weighted average exercise price of outstanding options	$10.67
(c) Number of securities remaining available for future issuance under equity compensation plans	973,588

For a description of the material terms of our stock-based compensation plans, see Note 9 to the Consolidated Financial Statements in Item 8 of this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be either set forth in the Certain Relationships and Related Transactions section of the Proxy Statement for the 2015 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 30, 2015.

Item 14. Principal Accounting Fees and Services

The information required by this item will be either set forth in the Ratification of Independent Registered Public Accounting Firm section of the Proxy Statement for the 2015 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 30, 2015.

Part IV

Item 15:         Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Report:

(1)	Financial Statements of GP Strategies Corporation and Subsidiaries (Part II, Item 8):

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2014 and 2013

Consolidated Statements of Operations – Years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income – Years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows – Years ended December 31, 2014, 2013 and 2012

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

3.2
GP Strategies Corporation Amended and Restated By-Laws, including all amendments through February 19, 2015. Incorporated herein by reference to Exhibit 3.1 of GP Strategies Corporation’s Form 8-K filed on February 23, 2015.

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

10.10
Amendment, dated December 30, 2011, to Employment Agreement dated as of July 1, 1999 between General Physics Corporation and Scott N. Greenberg. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation’s Form 8-K filed on January 3, 2012.

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
101
The following materials from GP Strategies Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GP STRATEGIES CORPORATION

Dated: February 24, 2015	By	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Scott N. Greenberg
Scott N. Greenberg	Chief Executive Officer (Principal Executive Officer and Director)	February 24, 2015

/s/ Sharon Esposito-Mayer
Sharon Esposito-Mayer	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2015

/s/ Harvey P. Eisen
Harvey P. Eisen	Chairman of the Board of Directors	February 24, 2015

/s/ Daniel M. Friedberg
Daniel M. Friedberg	Director	February 24, 2015

/s/ Marshall S. Geller
Marshall S. Geller	Director	February 24, 2015

/s/ Sue W. Kelly
Sue W. Kelly	Director	February 24, 2015

/s/ Richard C. Pfenniger, Jr.
Richard C. Pfenniger, Jr.	Director	February 24, 2015

/s/ A. Marvin Strait
A. Marvin Strait	Director	February 24, 2015