Form 10-Q
period 2015-03-31
GP STRATEGIES CORP
filed 2015-05-05
CIK 70415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

 For the quarterly period ended March 31, 2015
or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes   ☐ No   ☒

The number of shares outstanding of the registrant’s common stock as of April 27, 2015 was as follows:

Class	Outstanding
Common Stock, par value $.01 per share	17,183,838 shares

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Part I. Financial Information
Item 1. Financial Statements
GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31, 2015 (Unaudited)	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$12,135	$14,541
Accounts and other receivables, less allowance for doubtful accounts of $1,713 in 2015 and $1,947 in 2014	86,564	99,638
Costs and estimated earnings in excess of billings on uncompleted contracts	36,091	30,211
Prepaid expenses and other current assets	19,782	15,967
Total current assets	154,572	160,357
Property, plant and equipment	21,140	20,837
Accumulated depreciation	(13,693)	(12,973)
Property, plant and equipment, net	7,447	7,864
Goodwill	122,670	125,757
Intangible assets, net	9,012	10,535
Other assets	954	939
	$294,655	$305,452
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$21,534	$20,799
Current portion of long-term debt	13,333	13,333
Accounts payable and accrued expenses	56,425	59,018
Billings in excess of costs and estimated earnings on uncompleted contracts	19,847	23,670
Total current liabilities	111,139	116,820
Long-term debt	21,111	24,444
Other noncurrent liabilities	10,161	12,463
Total liabilities	142,411	153,727

Stockholders’ equity:
Common stock, par value $0.01 per share	171	171
Additional paid-in capital	105,308	104,523
Retained earnings	58,916	54,809
Treasury stock at cost	(169)	(381)
Accumulated other comprehensive loss	(11,982)	(7,397)
Total stockholders’ equity	152,244	151,725
	$294,655	$305,452

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenue	$115,253	$117,880
Cost of revenue	96,118	99,525
Gross profit	19,135	18,355
Selling, general and administrative expenses	11,599	11,589
Gain (loss) on change in fair value of contingent consideration, net	(203)	377
Operating income	7,333	7,143
Interest expense	365	205
Other income (expense)	(225)	189
Income before income tax expense	6,743	7,127
Income tax expense	2,636	2,810
Net income	$4,107	$4,317

Basic weighted average shares outstanding	17,159	19,141
Diluted weighted average shares outstanding	17,313	19,422

Per common share data:
Basic earnings per share	$0.24	$0.23
Diluted earnings per share	$0.24	$0.22

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2015	2014
Net income	$4,107	$4,317
Foreign currency translation adjustments	(4,585)	(360)
Comprehensive income (loss)	$(478)	$3,957

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three Months Ended March 31, 2015 and 2014
(Unaudited, in thousands)

	2015	2014
Cash flows from operating activities:
Net income	$4,107	$4,317
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on change in fair value of contingent consideration, net	203	(377)
Depreciation and amortization	2,068	2,408
Non-cash compensation expense	1,338	1,112
Changes in other operating items:
Accounts and other receivables	11,430	(542)
Costs and estimated earnings in excess of billings on uncompleted contracts	(6,733)	(10,338)
Prepaid expenses and other current assets	(3,866)	(1,383)
Accounts payable and accrued expenses	(1,674)	1,938
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,286)	4,316
Contingent consideration payments in excess of fair value on acquisition date	—	(667)
Other	(390)	(63)
Net cash provided by operating activities	3,197	721

Cash flows from investing activities:
Additions to property, plant and equipment	(600)	(916)
Net cash used in investing activities	(600)	(916)

Cash flows from financing activities:
Proceeds from short-term borrowings	735	2,370
Repayment of long-term debt	(3,333)	—
Contingent consideration payments	—	(338)
Change in negative cash book balance	(1,518)	(1,898)
Repurchases of common stock in the open market	(364)	(320)
Other financing activities	25	45
Net cash used in financing activities	(4,455)	(141)

Effect of exchange rate changes on cash and cash equivalents	(548)	(84)
Net decrease in cash and cash equivalents	(2,406)	(420)
Cash and cash equivalents at beginning of period	14,541	5,647
Cash and cash equivalents at end of period	$12,135	$5,227

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$2,251	$2,999
 See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015
(Unaudited)

(1)	Basis of Presentation

GP Strategies Corporation is a global performance improvement solutions provider of training, e-Learning solutions, management consulting and engineering services. References in this report to “GP Strategies,” the “Company,” “we” and “our” are to GP Strategies Corporation and its subsidiaries, collectively.

The accompanying condensed consolidated balance sheet as of March 31, 2015 and the condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the three months ended March 31, 2015 and 2014 have not been audited, but have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014, as presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2015 interim period are not necessarily indicative of results to be expected for the entire year. Certain prior year amounts have been reclassified to conform to current year presentation.

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

March 31, 2015
(Unaudited)

(3)	Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and financial services & insurance sector. Revenue from the automotive industry accounted for approximately 13% and 12% of our consolidated revenue for the three months ended March 31, 2015 and 2014, respectively. Revenue from the financial services & insurance industry accounted for approximately 24% and 14% of our consolidated revenue for the three months ended March 31, 2015 and 2014, respectively. In prior periods, we also had a concentration of revenue from the United States government. For the three months ended March 31, 2015 and 2014, sales to the United States government and its agencies represented approximately 8% and 10%, respectively, of our consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by us as separate customers. Beginning in 2015, we have a concentration of revenue from a single financial services customer, which accounted for approximately 15% of our consolidated revenue three months ended March 31, 2015. As of March 31, 2015, billed and unbilled accounts receivable from a single financial services customer totaled $25.8 million, or 21%, of our consolidated accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts balances. No other single customer accounted for more than 10% of our consolidated revenue for the three months ended March 31, 2015 and 2014 or consolidated accounts receivable balance as of March 31, 2015.

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

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Non-dilutive instruments	2	—

Dilutive common stock equivalents	154	281

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015
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

Below is a summary of the potential contingent consideration we may be required to pay in connection with completed acquisitions as of March 31, 2015 (dollars in thousands):

	Original range
	of potential undiscounted	As of March 31, 2015 Maximum contingent consideration due in
Acquisition:	payments	2015	2016	Total
Prospero	$0 - $3,955	$1,582	$—	$1,582
Effective Companies	$0 - $5,044	2,522	2,522	5,044
Total		$4,104	$2,522	$6,626

Below is a summary of the changes in the recorded amount of contingent consideration liabilities from December 31, 2014 to March 31, 2015 for each acquisition (dollars in thousands):

	Liability as of December 31,	Additions	Change in Fair Value of Contingent	Foreign Currency	Liability as of March 31,
Acquisition:	2014	(Payments)	Consideration	Translation	2015
Effective Companies	$5,083	$—	$203	$(559)	$4,727

As of March 31, 2015 and December 31, 2014, contingent consideration considered a current liability and included in accounts payable totaled $4.7 million and $2.7 million, respectively. As of March 31, 2015 and December 31, 2014, we also had accrued contingent consideration totaling $0 and $2.4 million, respectively, related to acquisitions which are included in other long-term liabilities on the consolidated balance sheet and represent the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015
(Unaudited)

(6)	Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable business segment for the three months ended March 31, 2015 were as follows (in thousands):

	Learning Solutions	Professional & Technical Services	Sandy	Performance Readiness Solutions	Total
Balance as of December 31, 2014	$53,094	$44,143	$653	$27,867	$125,757
Foreign currency translation	(2,596)	(425)	—	(66)	(3,087)
Balance as of March 31, 2015	$50,498	$43,718	$653	$27,801	$122,670

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$20,796	$(12,596)	$8,200
Tradenames	—	—	—
Intellectual property and other	2,150	(1,338)	812
	$22,946	$(13,934)	$9,012

December 31, 2014
Customer relationships	$22,603	$(13,042)	$9,561
Tradenames	—	—	—
Intellectual property and other	2,160	(1,186)	974
	$24,763	$(14,228)	$10,535

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015
(Unaudited)

(7)	Stock-Based Compensation

We recognize compensation expense for stock-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Three months ended March 31,
	2015	2014
Non-qualified stock options	$62	$132
Restricted stock units	439	292
Board of Directors stock grants	111	82
Total stock-based compensation expense	$612	$506

Pursuant to our 2011 Stock Incentive Plan (the “2011 Plan”), we may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of our common stock to officers, employees or members of the Board of Directors. As of March 31, 2015, we had non-qualified stock options and restricted stock units outstanding under these plans as discussed below.

Non-Qualified Stock Options

Summarized information for the Company’s non-qualified stock options is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Stock Options
Outstanding at December 31, 2014	229,150	$11.54
Granted	—	—
Exercised	(27,900)	10.18
Forfeited	—	—
Expired	—	—
Outstanding at March 31, 2015	201,250	$11.72	1.66	$5,087,000
Exercisable at March 31, 2015	125,650	$10.21	1.35	$3,366,000

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015
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

	Three Months Ended March 31, 2015	Weighted average grant date fair value
	(In shares)	(In dollars)
Outstanding and unvested, beginning of period	263,084	$25.00
Granted	82,120	36.71
Vested	(2,050)	15.36
Forfeited	(325)	25.92
Outstanding and unvested, end of period	342,829	$27.86

On March 30, 2015, the Compensation Committee approved an incentive program providing for the issuance to certain executives of the Company of performance-based and time-based restricted stock units under the 2011 Plan. Under the program, a target level of equity compensation is set for each officer. The total equity compensation is divided into performance-based and time-based restricted stock units. Under the program, the Compensation Committee sets the performance-based goals within the first 90 days of each year.

On March 30, 2015, the Compensation Committee granted 52,476 performance-based restricted stock units ("PSU's") to certain officers of the Company. Vesting of the PSU's is contingent upon the employee's continued employment and the Company's achievement of certain performance goals during a three-year performance period. The performance goals are established by the Compensation Committee and for the 2015-2017 performance period are based on financial targets, including an average annual return on capital (“ROIC”) and average annual growth in earnings before interest, taxes, depreciation and amortization (adjusted to exclude the effect of acquisitions, dispositions, and certain other nonrecurring or extraordinary items) (“Adjusted EBITDA”). We recognize compensation expense, net of estimated forfeitures, for PSU's on a straight-line basis over the performance period based on the probable outcome of achievement of the financial targets. At the end of each reporting period, we estimate the number of PSU's expected to vest, based on the probability and extent to which the performance goals will be met, and take into account these estimates when calculating the expense for the period. If the number of shares expected to be earned changes during the performance period, we will make a cumulative adjustment to compensation expense based on the revised number of shares expected to be earned.

Also on March 30, 2015 in conjunction with the grant of PSU's, the Compensation Committee granted a total of 29,644 time-based restricted stock units to the same officers of the Company. Vesting of the time-based restricted stock units is subject to the employee's continued employment through December 31, 2017.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015
(Unaudited)

(8)	Debt

On September 2, 2014, we entered into a Fourth Amended and Restated Financing and Security Agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility up to a maximum principal amount of $65 million and for a term loan in the principal amount of $40 million maturing on October 31, 2017 (the “Maturity Date”), and is secured by substantially all of our assets.
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
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our and our subsidiaries’ (subject to certain exceptions) ability to, among other things, grant liens, make investments, incur indebtedness, merge or consolidate, dispose of assets or make acquisitions. We are also required to maintain compliance with a minimum fixed charge coverage ratio and a maximum leverage ratio. We were in compliance with all of the financial covenants under the Credit Agreement as of March 31, 2015. As of March 31, 2015, our total long-term debt outstanding under the term loan was $34.4 million. In addition, there were $21.5 million of borrowings outstanding and $42.6 million of available borrowings under the Credit Agreement. For the three months ended March 31, 2015, the weighted average interest rate on our borrowings was 2.2%.

(9)	Income Taxes

Income tax expense was $2.6 million, or an effective income tax rate of 39.1%, for the three months ended March 31, 2015 compared to $2.8 million, or an effective income tax rate of 39.4%, for the three months ended March 31, 2014. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

An uncertain tax position taken or expected to be taken in a tax return is recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Interest and penalties related to income taxes are accounted for as income tax expense. As of March 31, 2015, we had no uncertain tax positions reflected on our consolidated balance sheet. The Company files income tax returns in U.S. federal, state and local jurisdictions, and various non-U.S. jurisdictions, and is subject to audit by tax authorities in those jurisdictions. Tax years 2011 through 2014 remain open to examination by these tax jurisdictions, and earlier years remain open to examination in certain of these jurisdictions which have longer statutes of limitations.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015
(Unaudited)

(10)	Stockholders’ Equity

Changes in stockholders’ equity during the three months ended March 31, 2015 were as follows (in thousands):

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock at cost	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2014	$171	$104,523	$54,809	$(381)	$(7,397)	$151,725
Net income	—	—	4,107	—	—	4,107
Foreign currency translation adjustment	—	—	—	—	(4,585)	(4,585)
Repurchases of common stock	—	—	—	(364)	—	(364)
Stock-based compensation expense	—	612	—	—	—	612
Issuance of stock for employer contributions to retirement plan	—	266	—	395	—	661
Net issuances of stock pursuant to stock compensation plans and other		(93)	—	181	—	88
Balance at March 31, 2015	$171	$105,308	$58,916	$(169)	$(11,982)	$152,244

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015
(Unaudited)

(11)	Business Segments

As of March 31, 2015, we operated through four reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing, and (iv) Performance Readiness Solutions. Each of our reportable segments represents an operating segment under U.S. GAAP. We are organized by operating groups primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

Effective January 1, 2015, we realigned our operating groups, centralizing our service offerings to better respond to our customers' global needs, and to improve our internal efficiencies to leverage common technologies and practices across the company. This resulted in changes to our organizational structure to transfer the management responsibility of certain business units between segments, which changed the composition of certain of our operating segments. The changes primarily consisted of: (i) the Energy Services group became part of the Professional & Technical Services segment; (ii) certain business units providing leadership development offerings were transferred from the Learning Solutions segment to the Performance Readiness Solutions segment, (iii) a business unit which predominantly provides content development services to U.S. government and commercial clients transferred from the Professional & Technical Services segment to the Performance Readiness Solutions segment; and (iv) two business units providing engineering and technical services in Europe were transferred from the Learning Solutions segment to the Professional & Technical Services segment. We have reclassified the segment financial information herein for all prior years to reflect these changes and conform to the current year's presentation.

Further information regarding our business segments is discussed below.

Learning Solutions. The Learning Solutions segment delivers training, curriculum design and development, eLearning services, system hosting, training business process outsourcing and consulting services globally. This segment serves large companies in the electronics and semiconductors, healthcare, software, financial services and other industries, as well as government agencies. This segment also provides apprenticeship and vocational skills training for the United Kingdom government. The ability to deliver a wide range of training services on a global basis allows this segment to take over the entire learning function for the client, including their training personnel.

Professional & Technical Services. The Professional & Technical Services segment provides training, consulting, engineering and technical services, including lean consulting, emergency preparedness, safety and regulatory compliance, chemical demilitarization and environmental services primarily to large companies in the manufacturing, steel, pharmaceutical, energy and petrochemical industries; federal and state government agencies; and large government contractors. Our proprietary EtaPRO™ Performance and Condition Monitoring System provides a suite of real-time software solutions for power generation facilities and is installed on power-generating units across the world. In addition to providing custom training solutions, this segment provides web-based training through our GPiLEARN™ portal, which offers a variety of courses to power plant personnel in the U.S. and other countries. This segment also provides services to users of alternative fuels, including designing and constructing liquefied natural gas (LNG), liquid to compressed natural gas (LCNG) and hydrogen fueling stations, as well as supplying equipment.

Sandy Training & Marketing. The Sandy Training & Marketing segment provides custom product sales training and has been a leader in serving manufacturing customers in the U.S. automotive industry for over 30 years. Sandy provides custom product sales training designed to better educate customer salesforces with respect to new vehicle features and designs, in effect rapidly increasing the salesforce knowledge base and enabling them to address detailed customer queries. Furthermore, Sandy helps our clients assess their customer relationship marketing strategy and connect with their customers on a one-to-one basis. This segment also provides technical training services to automotive manufacturers as well as customers in other industries.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

March 31, 2015
(Unaudited)

Performance Readiness Solutions. This segment provides performance consulting and technology consulting services, including platform adoption, end-user training, change management, knowledge management, customer product training outsourcing, training content development and sales enablement solutions. This segment also offers organizational performance solutions, including leadership development training and employee engagement tools and services. Industries served include manufacturing, aerospace, healthcare, life sciences, consumer products, financial, telecommunications, services and higher education, as well as government agencies.

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

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income tax expense (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenue:
Learning Solutions	$51,829	$43,739
Professional & Technical Services	29,897	40,269
Sandy Training & Marketing	14,729	14,258
Performance Readiness Solutions	18,798	19,614
	$115,253	$117,880
Operating income:
Learning Solutions	$3,154	$1,825
Professional & Technical Services	3,799	4,391
Sandy Training & Marketing	399	577
Performance Readiness Solutions	184	(27)
Gain (loss) on change in fair value of contingent consideration, net	(203)	377
Operating income	7,333	7,143
Interest expense	365	205
Other income (expense)	(225)	189
Income before income tax expense	$6,743	$7,127

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

As of March 31, 2015, we operated through four reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing, and (iv) Performance Readiness Solutions. Each of our reportable segments represents an operating segment under U.S. GAAP. We are organized by operating group primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

Effective January 1, 2015, we realigned our operating groups, centralizing our service offerings to better respond to our customers' global needs, and to improve our internal efficiencies to leverage common technologies and practices across the company. This resulted in changes to our organizational structure to transfer the management responsibility of certain business units between segments, which changed the composition of certain of our operating segments. The changes primarily consisted of: (i) the Energy Services group became part of the Professional & Technical Services segment; (ii) certain business units providing leadership development offerings were transferred from the Learning Solutions segment to the Performance Readiness Solutions segment, (iii) a business unit which predominantly provides content development services to U.S. government and commercial clients transferred from the Professional & Technical Services segment to the Performance Readiness Solutions segment; and (iv) two business units providing engineering and technical services in Europe were transferred from the Learning Solutions segment to the Professional & Technical Services segment. We have reclassified the segment financial information herein for all prior years to reflect these changes and conform to the current year's presentation.

Further information regarding our business segments is discussed below.

Learning Solutions. The Learning Solutions segment delivers training, curriculum design and development, eLearning services, system hosting, training business process outsourcing and consulting services globally. This segment serves large companies in the electronics and semiconductors, healthcare, software, financial services and other industries, as well as government agencies. This segment also provides apprenticeship and vocational skills training for the United Kingdom government. The ability to deliver a wide range of training services on a global basis allows this segment to take over the entire learning function for the client, including their training personnel.

Professional & Technical Services. The Professional & Technical Services segment provides training, consulting, engineering and technical services, including lean consulting, emergency preparedness, safety and regulatory compliance, chemical demilitarization and environmental services primarily to large companies in the manufacturing, steel, pharmaceutical, energy and petrochemical industries; federal and state government agencies; and large government contractors. Our proprietary EtaPRO™ Performance and Condition Monitoring System provides a suite of real-time software solutions for power generation facilities and is installed on power-generating units across the world. In addition to providing custom training solutions, this segment provides web-based training through our GPiLEARN™ portal, which offers a variety of courses to power plant personnel in the U.S. and other countries. This segment also provides services to users of alternative fuels, including designing and constructing liquefied natural gas (LNG), liquid to compressed natural gas (LCNG) and hydrogen fueling stations, as well as supplying equipment.

Sandy Training & Marketing. The Sandy Training & Marketing segment provides custom product sales training and has been a leader in serving manufacturing customers in the U.S. automotive industry for over 30 years. Sandy provides custom product sales training designed to better educate customer salesforces with respect to new vehicle features and designs, in effect rapidly increasing the salesforce knowledge base and enabling them to address detailed customer queries. Furthermore, Sandy helps our clients assess their customer relationship marketing strategy and connect with their customers on a one-to-one basis. This segment also provides technical training services to automotive manufacturers as well as customers in other industries.

Performance Readiness Solutions. This segment provides performance consulting and technology consulting services, including platform adoption, end-user training, change management, knowledge management, customer product training outsourcing, training content development and sales enablement solutions.This segment also offers organizational performance solutions, including leadership development training and employee engagement tools and services. Industries served include manufacturing, aerospace, healthcare, life sciences, consumer products, financial, telecommunications, services and higher education, as well as government agencies.

Operating Highlights

Three Months ended March 31, 2015 Compared to the Three Months ended March 31, 2014

For the three months ended March 31, 2015, we had income before income tax expense of $6.7 million compared to $7.1 million for the three months ended March 31, 2014. Gross profit was $19.1 million, or 16.6% of revenue, for the first quarter of 2015 compared to $18.4 million, or 15.6% of revenue, for the first quarter of 2014. Operating income, the components of which are discussed below by segment, increased $0.2 million or 2.7% to $7.3 million for the first quarter of 2015 compared to $7.1 million for the first quarter of 2014. The net increase in operating income was primarily due to a $0.8 million increase in gross profit, partially offset by a $0.6 million decrease in the gain/loss on change in fair value of contingent consideration. Net income was $4.1 million, or $0.24 per diluted share, for the three months ended March 31, 2015, compared to net income of $4.3 million, or $0.22 per diluted share, for the three months ended March 31, 2014. Diluted weighted average shares outstanding were 17.3 million for the three months ended March 31, 2015 compared to 19.4 million for the three months ended March 31, 2014. The decrease in shares outstanding is primarily due to the completion of the modified "Dutch auction" tender offer in October 2014 in which we repurchased 2.1 million shares of our outstanding common stock.

Revenue

(Dollars in thousands)	Three months ended
	March 31,
	2015	2014
Learning Solutions	$51,829	$43,739
Professional & Technical Services	29,897	40,269
Sandy Training & Marketing	14,729	14,258
Performance Readiness Solutions	18,798	19,614
	$115,253	$117,880

Learning Solutions revenue increased $8.1 million or 18.5% during the first quarter of 2015 compared to the first quarter of 2014. The increase in revenue is due to the following:

•	A $1.9 million increase attributable to the Effective Companies acquisition completed in April 2014;

•
A $7.1 million net increase in e-Learning content development and training business process outsourcing (BPO) services primarily attributable to a global outsourcing contract with a financial services client; and

•	A $0.9 million increase in UK government funded skills training services.
These revenue increases were offset by a $1.8 million decrease in revenue due to unfavorable changes in exchange rates.

Professional & Technical Services revenue decreased $10.4 million or 25.8% during the first quarter of 2015 compared to the first quarter of 2014. The net decrease in revenue is due to the following:

•	A $9.7 million decrease due to the completion of LNG projects by our alternative fuels business in 2014;

•	A $1.7 million net decrease in revenue from U.S. government clients due to project completions in 2014; and

•	A $0.6 million decrease in revenue due to unfavorable changes in exchange rates.

These decreases were partially offset by a $1.1 million net increase in training and engineering services and software sales primarily to Energy clients and a $0.5 million net increase in training and technical services for oil and gas clients.
Sandy Training & Marketing revenue increased $0.5 million or 3.3% during the first quarter of 2015 compared to the first quarter of 2014. The net increase is primarily due to an increase in training services for automotive customers.

Performance Readiness Solutions revenue decreased $0.8 million or 4.2% during the first quarter of 2015 compared to the first quarter of 2014 primarily due to a net decrease in content development services for various clients.

Gross Profit

(Dollars in thousands)	Three months ended
	March 31,
	2015		2014
		% Revenue		% Revenue
Learning Solutions	$8,347	16.1%	$6,369	14.6%
Professional & Technical Services	6,413	21.5%	7,940	19.7%
Sandy Training & Marketing	1,976	13.4%	1,910	13.4%
Performance Readiness Solutions	2,399	12.8%	2,136	10.9%
	$19,135	16.6%	$18,355	15.6%

Learning Solutions gross profit of $8.3 million or 16.1% of revenue for the first quarter of 2015 increased by $2.0 million or 31.1% when compared to gross profit of $6.4 million or 14.6% of revenue for the first quarter of 2014. The increase in gross profit is due to the revenue increases noted above, a reduction in implementation costs incurred on a global outsourcing contract with a financial services client and an increase in gross profit and margin on UK government funded skills training services.

Professional & Technical Services gross profit of $6.4 million or 21.5% of revenue for the first quarter of 2015 decreased by $1.5 million or 19.2% when compared to gross profit of $7.9 million or 19.7% of revenue for the first quarter of 2014. The decrease in gross profit is primarily due to the revenue decreases noted above, largely due to the completion of LNG projects in 2014, and a $0.6 million one-time revenue and profit adjustment relating to a final contract negotiation and close-out in the first quarter of 2014 that did not recur in 2015. Despite the gross profit decline in this segment, gross margin increased due to an increase in higher margin software sales during the first quarter of 2015.

Sandy Training and Marketing gross profit of $2.0 million or 13.4% of revenue for the first quarter of 2015 increased by $0.1 million or 3.5% when compared to gross profit of $1.9 million or 13.4% of revenue for the first quarter of 2014 due to the revenue increase noted above.

Performance Readiness Solutions gross profit of $2.4 million or 12.8% of revenue for the first quarter of 2015 increased by $0.3 million or 12.3% when compared to gross profit of $2.1 million or 10.9% of revenue for the first quarter of 2014. Despite the revenue decline in this segment, gross profit increased due to improved utilization of resources on leadership development services in the first quarter of 2015 compared to the first quarter of 2014.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $11.6 million for the first quarters of both 2015 and 2014. While SG&A was flat quarter over quarter, we had a $0.8 million increase in labor and benefits expense due to international expansion during 2014, offset by a $0.3 million decrease in legal and accounting expenses, a $0.2 million decrease in bad debt expense and a $0.3 million decrease in amortization expense during the three months ended March 31, 2015 compared to the same period in 2014.

Change in Fair Value of Contingent Consideration

We recognized a net loss on the change in fair value of contingent consideration related to acquisitions of $0.2 million for the three months ended March 31, 2015 compared to a net gain of $0.4 million for the first quarter of 2014. Changes in the fair value of contingent consideration obligations result from changes in discount periods, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. See Note 5 to the Condensed Consolidated Financial Statements for further details regarding the potential contingent consideration payments and the changes in fair value of the related liabilities during the three months ended March 31, 2015.

Interest Expense

Interest expense increased $0.2 million from $0.2 million for the first quarter of 2014 to $0.4 million for the first quarter of 2015 due to an increase in borrowings under our Credit Agreement to fund the modified "Dutch auction" tender offer that was completed in October 2014.

Other Expense

Other expense was $0.2 million for the first quarter of 2015 compared to other income of $0.2 million for the first quarter of 2014 and consisted primarily of income from a joint venture offset by foreign currency losses in both years. During the three months ended March 31, 2015, we had a $0.4 million increase in foreign currency losses compared the corresponding period in 2014.

Income Tax Expense

Income tax expense was $2.6 million for the first quarter of 2015 compared to $2.8 million for the first quarter of 2014. The effective income tax rate was 39.1% and 39.4% for the three months ended March 31, 2015 and 2014, respectively. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Liquidity and Capital Resources

Working Capital

For the three months ended March 31, 2015, our working capital was $43.4 million at March 31, 2015 compared to $43.5 million at December 31, 2014. As of March 31, 2015 we had $21.5 million of short-term borrowings and $34.4 million of long-term debt outstanding. We believe that cash generated from operations and borrowings available under our Credit Agreement ($42.6 million of available borrowings as of March 31, 2015) will be sufficient to fund our working capital and other requirements for at least the next twelve months.

As of March 31, 2015, the amount of cash and cash equivalents held outside of the U.S. by foreign subsidiaries was $12.1 million. At the present time, we do not anticipate repatriating these balances to fund domestic operations. We would be required to accrue for and pay taxes in the U.S. in the event we decided to repatriate these funds.

Acquisition-Related Payments

We may be required to pay the following additional contingent consideration in connection with completed acquisitions (dollars in thousands):

	As of March 31, 2015 Maximum potential contingent consideration due in			Recorded Liability as of
Acquisition:	2015	2016	Total	March 31, 2015
Prospero	$1,582	$—	$1,582	$—
Effective Companies	2,522	2,522	5,044	4,727
Total	$4,104	$2,522	$6,626	$4,727

Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and financial services & insurance sector. Revenue from the automotive industry accounted for approximately 13% and 12% of our consolidated revenue for the three months ended March 31, 2015 and 2014, respectively. Revenue from the financial services & insurance industry accounted for approximately 24% and 14% of our consolidated revenue for the three months ended March 31, 2015 and 2014, respectively. In prior periods, we also had a concentration of revenue from the United States government. For the three months ended March 31, 2015 and 2014, sales to the United States government and its agencies represented approximately 8% and 10%, respectively, of our consolidated revenue. Revenue was derived from many separate contracts with a variety of government agencies that are regarded by us as separate customers. Beginning in 2015, we have a concentration of revenue from a single financial services customer, which accounted for approximately 15% of our consolidated revenue three months ended March 31, 2015. As of March 31, 2015, billed and unbilled accounts receivable from a single financial services customer totaled $25.8 million, or 21%, of our consolidated accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts balances. No other single customer accounted for more than 10% of our consolidated revenue for the three months ended March 31, 2015 and 2014 or consolidated accounts receivable balance as of March 31, 2015.

Cash Flows

Three Months ended March 31, 2015 Compared to the Three Months ended March 31, 2014

Our cash balance decreased $2.4 million from $14.5 million as of December 31, 2014 to $12.1 million as of March 31, 2015. The decrease in cash and cash equivalents during the three months ended March 31, 2015 resulted from cash provided by operating activities of $3.2 million, cash used in investing activities of $0.6 million, cash used in financing activities of $4.5 million and a $0.5 million negative effect of exchange rate changes on cash and cash equivalents.

Cash provided by operating activities was $3.2 million for the three months ended March 31, 2015 compared to $0.7 million for the same period in 2014. The increase in cash is primarily due to a net favorable increase in the change in working capital balances during the first quarter of 2015 compared to the first quarter of 2014.

Cash used in investing activities was $0.6 million for the three months ended March 31, 2015 compared to $0.9 million for the same period in 2014 and consisted of fixed asset additions in both periods.

Cash used in financing activities was $4.5 million for the three months ended March 31, 2015 compared to $0.1 million for the same period in 2014. The increase in cash used in financing activities is primarily due to $3.3 million of long-term debt repayments in the first quarter of 2015 and a $1.6 million reduction in proceeds from short-term borrowings in the first quarter of 2015 compared to the first quarter of 2014.

Debt

On September 2, 2014, we entered into a Fourth Amended and Restated Financing and Security Agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility up to a maximum principal amount of $65 million and for a term loan in the principal amount of $40 million maturing on October 31, 2017 (the “Maturity Date”), and is secured by substantially all of our assets.

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our and our subsidiaries’ (subject to certain exceptions) ability to, among other things, grant liens, make investments, incur indebtedness, merge or consolidate, dispose of assets, make acquisitions. We are also required to maintain compliance with a minimum fixed charge coverage ratio of 2.0 to 1.0 and a maximum leverage ratio of 2.25 to 1.0. As of March 31, 2015, our fixed coverage charge ratio was 3.4 to 1.0 and our leverage ratio was 1.0 to 1.0, all of which were in compliance with the Credit Agreement.

As of March 31, 2015, our total long-term debt outstanding under the term loan was $34.4 million. In addition, there were $21.5 million of borrowings outstanding and $42.6 million of available borrowings under the Credit Agreement. For the three months ended March 31, 2015, the weighted average interest rate on our borrowings was 2.2%.

Off-Balance Sheet Commitments

As of March 31, 2015, we did not have any off-balance sheet commitments except for operating leases and letters of credit entered into in the normal course of business.

Accounting Standard Issued

We discuss recently issued accounting standards in Note 2 to the accompanying consolidated financial statements.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward looking statements. Forward–looking statements are not statements of historical facts, but rather reflect our current expectations concerning future events and results. We use words such as “expects,” “intends,” “believes,” “may,” “will,” “should,” “could,” “anticipates,” “estimates,” “plans” and similar expressions to indicate forward-looking statements, but their absence does not mean a statement is not forward-looking. Because these forward-looking statements are based upon management’s expectations and assumptions and are subject to risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements, including, but not limited to, those factors set forth in Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and those other risks and uncertainties detailed in our periodic reports and registration statements filed with the Securities and Exchange Commission. We caution that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risk factors emerge from time to time. We cannot predict these new risk factors, nor can we assess the effect, if any, of the new risk factors on our business or the extent to which any factor or combination of factors may cause actual results to differ from those expressed or implied by these forward-looking statements.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Internal Control Over Financial Reporting

During the quarter ended March 31, 2015, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d—15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company's share repurchase activity for the three months ended March 31, 2015:

	Issuer Purchases of Equity Securities
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
Month
January 1 - 31, 2015	108	(2)	$32.54	—	$620,000
February 1 - 28, 2015	5,077	(2)	$36.11	—	$15,000,000
March 1 - 31, 2015	17,381	(2)	$35.55	10,307	$14,636,000

(1)
We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market subject to prevailing business and market conditions and other factors. There is no expiration date for the repurchase program. In February 2015, the Company's Board of Directors authorized an increase to the share repurchase program of $15 million, replacing the existing authorization.

(2)
Includes shares surrendered by employees to satisfy minimum tax withholding obligations on restricted stock units which vested and shares surrendered to exercise stock options and satisfy the related minimum tax withholding obligations during the first quarter of 2015.

Item 6.    Exhibits

10.1	Form of Performance-Based Restricted Stock Unit Agreement.*

10.2	Form of Time-Based Restricted Stock Unit Agreement.*

10.3	Cash Bonus Plan of GP Strategies Corporation, as amended on March 30, 2015.*

31.1
Certification of Chief Executive Officer of the Company dated May 5, 2015 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification of Executive Vice President and Chief Financial Officer of the Company dated May 5, 2015 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

32.1
Certification of Chief Executive Officer and Chief Financial Officer of the Company dated May 5, 2015 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from GP Strategies Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements. *

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GP STRATEGIES CORPORATION

May 5, 2015	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

May 5, 2015	/s/ Sharon Esposito-Mayer
Sharon Esposito-Mayer
Executive Vice President and Chief Financial Officer