Form 10-Q
period 2015-06-30
GP STRATEGIES CORP
filed 2015-07-30
CIK 70415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

 For the quarterly period ended June 30, 2015
or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes   ☐ No   ☒

The number of shares outstanding of the registrant’s common stock as of July 24, 2015 was as follows:

Class	Outstanding
Common Stock, par value $.01 per share	17,193,557 shares

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Part I. Financial Information
Item 1. Financial Statements
GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 30, 2015 (Unaudited)	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$12,340	$14,541
Accounts and other receivables, less allowance for doubtful accounts of $1,703 in 2015 and $1,947 in 2014	96,793	99,638
Costs and estimated earnings in excess of billings on uncompleted contracts	41,869	30,211
Prepaid expenses and other current assets	16,952	15,967
Total current assets	167,954	160,357
Property, plant and equipment	22,036	20,837
Accumulated depreciation	(14,638)	(12,973)
Property, plant and equipment, net	7,398	7,864
Goodwill	124,436	125,757
Intangible assets, net	8,439	10,535
Other assets	898	939
	$309,125	$305,452
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$28,798	$20,799
Current portion of long-term debt	13,333	13,333
Accounts payable and accrued expenses	57,677	59,018
Billings in excess of costs and estimated earnings on uncompleted contracts	19,706	23,670
Total current liabilities	119,514	116,820
Long-term debt	17,778	24,444
Other noncurrent liabilities	10,424	12,463
Total liabilities	147,716	153,727

Stockholders’ equity:
Common stock, par value $0.01 per share	172	171
Additional paid-in capital	106,286	104,523
Retained earnings	63,630	54,809
Treasury stock at cost	(184)	(381)
Accumulated other comprehensive loss	(8,495)	(7,397)
Total stockholders’ equity	161,409	151,725
	$309,125	$305,452

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$125,665	$134,918	$240,918	$252,798
Cost of revenue	105,589	110,151	201,707	209,676
Gross profit	20,076	24,767	39,211	43,122
Selling, general and administrative expenses	12,007	11,462	23,606	23,051
Gain (loss) on change in fair value of contingent consideration, net	(55)	481	(258)	858
Operating income	8,014	13,786	15,347	20,929
Interest expense	306	77	671	282
Other income (expense)	(310)	68	(535)	257
Income before income tax expense	7,398	13,777	14,141	20,904
Income tax expense	2,684	5,664	5,320	8,474
Net income	$4,714	$8,113	$8,821	$12,430

Basic weighted average shares outstanding	17,178	19,144	17,169	19,142
Diluted weighted average shares outstanding	17,354	19,415	17,334	19,418

Per common share data:
Basic earnings per share	$0.27	$0.42	$0.51	$0.65
Diluted earnings per share	$0.27	$0.42	$0.51	$0.64

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$4,714	$8,113	$8,821	$12,430
Foreign currency translation adjustments	3,487	1,588	(1,098)	1,228
Comprehensive income	$8,201	$9,701	$7,723	$13,658

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six Months Ended June 30, 2015 and 2014
(Unaudited, in thousands)

	2015	2014
Cash flows from operating activities:
Net income	$8,821	$12,430
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on change in fair value of contingent consideration, net	258	(858)
Depreciation and amortization	4,052	4,951
Non-cash compensation expense	2,920	2,316
Changes in other operating items:
Accounts and other receivables	2,504	(16,059)
Costs and estimated earnings in excess of billings on uncompleted contracts	(11,806)	(11,473)
Prepaid expenses and other current assets	(447)	347
Accounts payable and accrued expenses	1,372	7,176
Billings in excess of costs and estimated earnings on uncompleted contracts	(3,638)	236
Contingent consideration payments in excess of fair value on acquisition date	(325)	(1,043)
Other	(586)	60
Net cash provided by (used in) operating activities	3,125	(1,917)

Cash flows from investing activities:
Additions to property, plant and equipment	(1,350)	(1,444)
Acquisitions, net of cash acquired	—	(8,666)
Other investing activities	(173)	—
Net cash used in investing activities	(1,523)	(10,110)

Cash flows from financing activities:
Proceeds from short-term borrowings	7,999	17,364
Repayment of long-term debt	(6,666)	—
Contingent consideration payments	(2,284)	(977)
Change in negative cash book balance	(1,779)	(2,477)
Repurchases of common stock in the open market	(1,101)	(1,388)
Other financing activities	141	75
Net cash provided by (used in) financing activities	(3,690)	12,597

Effect of exchange rate changes on cash and cash equivalents	(113)	(191)
Net decrease in cash and cash equivalents	(2,201)	379
Cash and cash equivalents at beginning of period	14,541	5,647
Cash and cash equivalents at end of period	$12,340	$6,026

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$2,808	$9,156
 See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015
(Unaudited)

(1)	Basis of Presentation

GP Strategies Corporation is a global performance improvement solutions provider of training, e-Learning solutions, management consulting and engineering services. References in this report to “GP Strategies,” the “Company,” “we” and “our” are to GP Strategies Corporation and its subsidiaries, collectively.

The accompanying condensed consolidated balance sheet as of June 30, 2015 and the condensed consolidated statements of operations, comprehensive income and cash flows for the six months ended June 30, 2015 and 2014 have not been audited, but have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014, as presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2015 interim period are not necessarily indicative of results to be expected for the entire year. Certain prior year amounts have been reclassified to conform to current year presentation.

The condensed consolidated financial statements include the operations of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

(2)	Accounting Standard Issued

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-9 was originally effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2016 and early adoption was not permitted. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-9. We are still in the process of evaluating the impact of adoption of this ASU on our consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015
(Unaudited)

(3)	Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and financial services & insurance sector. Revenue from the automotive industry accounted for approximately 18% and 14% of our consolidated revenue for the six months ended June 30, 2015 and 2014, respectively. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 11% of our consolidated revenue for the six months ended June 30, 2015. As of June 30, 2015, accounts receivable from a singe automotive customer totaled $11.7 million, or 12%, of our consolidated accounts receivable balance.

Revenue from the financial services & insurance industry accounted for approximately 22% and 15% of our consolidated revenue for the six months ended June 30, 2015 and 2014, respectively. Beginning in 2015, we have a concentration of revenue from a single financial services customer, which accounted for approximately 14% of our consolidated revenue for the six months ended June 30, 2015. As of June 30, 2015, billed and unbilled accounts receivable from a single financial services customer totaled $34.7 million, or 25%, of our consolidated accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts balances.

No other single customer accounted for more than 10% of our consolidated revenue for the six months ended June 30, 2015 and 2014 or consolidated accounts receivable balance as of June 30, 2015.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Non-dilutive instruments	55	—	28	—

Dilutive common stock equivalents	176	271	165	276

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015
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

Below is a summary of the potential contingent consideration we may be required to pay in connection with completed acquisitions as of June 30, 2015 (dollars in thousands):

	Original range
	of potential undiscounted	As of June 30, 2015 Maximum contingent consideration due in
Acquisition:	payments	2015	2016	Total
Effective Companies	$0 - $5,163	—	2,581	2,581

Below is a summary of the changes in the recorded amount of contingent consideration liabilities from December 31, 2014 to June 30, 2015 (dollars in thousands):

	Liability as of December 31,	Additions	Change in Fair Value of Contingent	Foreign Currency	Liability as of June 30,
Acquisition:	2014	(Payments)	Consideration	Translation	2015
Effective Companies	$5,083	$(2,609)	$258	$(422)	$2,310

As of June 30, 2015 and December 31, 2014, contingent consideration considered a current liability and included in accounts payable totaled $2.3 million and $2.7 million, respectively. As of June 30, 2015 and December 31, 2014, we also had accrued contingent consideration totaling $0 and $2.4 million, respectively, related to acquisitions which are included in other long-term liabilities on the consolidated balance sheet and represent the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015
(Unaudited)

(6)	Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable business segment for the six months ended June 30, 2015 were as follows (in thousands):

	Learning Solutions	Professional & Technical Services	Sandy	Performance Readiness Solutions	Total
Balance as of December 31, 2014	$53,094	$44,143	$653	$27,867	$125,757
Foreign currency translation	(1,398)	60	—	17	(1,321)
Balance as of June 30, 2015	$51,696	$44,203	$653	$27,884	$124,436

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$20,817	$(13,315)	$7,502
Intellectual property and other	2,351	(1,414)	937
	$23,168	$(14,729)	$8,439

December 31, 2014
Customer relationships	$22,603	$(13,042)	$9,561
Intellectual property and other	2,160	(1,186)	974
	$24,763	$(14,228)	$10,535

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015
(Unaudited)

(7)	Stock-Based Compensation

We recognize compensation expense for stock-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Non-qualified stock options	$52	$122	$114	$254
Restricted stock units	650	301	1,089	594
Board of Directors stock grants	116	78	227	159
Total stock-based compensation expense	$818	$501	$1,430	$1,007

Pursuant to our 2011 Stock Incentive Plan (the “2011 Plan”), we may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of our common stock to officers, employees or members of the Board of Directors. As of June 30, 2015, we had non-qualified stock options and restricted stock units outstanding under these plans as discussed below.

Non-Qualified Stock Options

Summarized information for the Company’s non-qualified stock options is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Stock Options
Outstanding at December 31, 2014	229,150	$11.54
Granted	—	—
Exercised	(36,000)	10.95
Forfeited	(300)	13.17
Expired	—	—
Outstanding at June 30, 2015	192,850	$11.64	1.39	$4,165,000
Exercisable at June 30, 2015	139,850	$10.49	1.16	$3,182,000

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015
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

	Six Months Ended June 30, 2015	Weighted average grant date fair value
	(In shares)	(In dollars)
Outstanding and unvested, beginning of period	263,084	$25.00
Granted	82,120	36.71
Vested	(4,276)	17.05
Forfeited	(508)	25.30
Outstanding and unvested, end of period	340,420	$27.92

On March 30, 2015, the Compensation Committee approved an incentive program providing for the issuance to certain executives of the Company a combination of performance-based and time-based restricted stock units under the 2011 Plan. Under the program, a target level of equity compensation is set for each officer. The total equity compensation is divided into performance-based and time-based restricted stock units. Under the program, the Compensation Committee sets the performance-based goals within the first 90 days of each year.

On March 30, 2015, the Compensation Committee granted 52,476 performance-based restricted stock units ("PSU's") to certain officers of the Company. Vesting of the PSU's is contingent upon the employee's continued employment and the Company's achievement of certain performance goals during a three-year performance period. The performance goals are established by the Compensation Committee and for the 2015-2017 performance period are based on financial targets, including an average annual return on invested capital (“ROIC”) and average annual growth in earnings before interest, taxes, depreciation and amortization (adjusted to exclude the effect of acquisitions, dispositions, and certain other nonrecurring or extraordinary items) (“Adjusted EBITDA”). We recognize compensation expense, net of estimated forfeitures, for PSU's on a straight-line basis over the performance period based on the probable outcome of achievement of the financial targets. At the end of each reporting period, we estimate the number of PSU's expected to vest, based on the probability and extent to which the performance goals will be met, and take into account these estimates when calculating the expense for the period. If the number of shares expected to be earned changes during the performance period, we will make a cumulative adjustment to compensation expense based on the revised number of shares expected to be earned.

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

June 30, 2015
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
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our and our subsidiaries’ (subject to certain exceptions) ability to, among other things, grant liens, make investments, incur indebtedness, merge or consolidate, dispose of assets or make acquisitions. We are also required to maintain compliance with a minimum fixed charge coverage ratio and a maximum leverage ratio. We were in compliance with all of the financial covenants under the Credit Agreement as of June 30, 2015. As of June 30, 2015, our total long-term debt outstanding under the term loan was $31.1 million. In addition, there were $28.8 million of borrowings outstanding and $35.2 million of available borrowings under the Credit Agreement. For the six months ended June 30, 2015, the weighted average interest rate on our borrowings was 2.1%.

(9)	Income Taxes

Income tax expense was $5.3 million, or an effective income tax rate of 37.6%, for the six months ended June 30, 2015 compared to $8.5 million, or an effective income tax rate of 40.5%, for the six months ended June 30, 2014. The decrease in the effective income tax rate during the first half of 2015 is due to a larger portion of our income being derived from foreign jurisdictions which are taxed at lower rates. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

An uncertain tax position taken or expected to be taken in a tax return is recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Interest and penalties related to income taxes are accounted for as income tax expense. As of June 30, 2015, we had no uncertain tax positions reflected on our consolidated balance sheet. The Company files income tax returns in U.S. federal, state and local jurisdictions, and various non-U.S. jurisdictions, and is subject to audit by tax authorities in those jurisdictions. Tax years 2011 through 2014 remain open to examination by these tax jurisdictions, and earlier years remain open to examination in certain of these jurisdictions which have longer statutes of limitations.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015
(Unaudited)

(10)	Stockholders’ Equity

Changes in stockholders’ equity during the six months ended June 30, 2015 were as follows (in thousands):

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock at cost	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2014	$171	$104,523	$54,809	$(381)	$(7,397)	$151,725
Net income	—	—	8,821	—	—	8,821
Foreign currency translation adjustment	—	—	—	—	(1,098)	(1,098)
Repurchases of common stock	—	—	—	(1,101)	—	(1,101)
Stock-based compensation expense	—	1,430	—	—	—	1,430
Issuance of stock for employer contributions to retirement plan	—	511	—	838	—	1,349
Net issuances of stock pursuant to stock compensation plans and other	1	(178)	—	460	—	283
Balance at June 30, 2015	$172	$106,286	$63,630	$(184)	$(8,495)	$161,409

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015
(Unaudited)

(11)	Business Segments

As of June 30, 2015, we operated through four reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing, and (iv) Performance Readiness Solutions. Each of our reportable segments represents an operating segment under U.S. GAAP. We are organized by operating groups primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

Effective January 1, 2015, we realigned our operating groups, centralizing our service offerings to better respond to our customers' global needs, and to improve our internal efficiencies to leverage common technologies and practices across the company. This resulted in changes to our organizational structure to transfer the management responsibility of certain business units between segments, which changed the composition of certain of our operating segments. The changes primarily consisted of: (i) the Energy Services group became part of the Professional & Technical Services segment; (ii) certain business units providing leadership development offerings were transferred from the Learning Solutions segment to the Performance Readiness Solutions segment, (iii) a business unit which predominantly provides content development services to U.S. government and commercial clients transferred from the Professional & Technical Services segment to the Performance Readiness Solutions segment; and (iv) two business units providing engineering and technical services in Europe were transferred from the Learning Solutions segment to the Professional & Technical Services segment. We have reclassified the segment financial information herein for the prior year to reflect these changes and conform to the current year's presentation.

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

Sandy Training & Marketing. The Sandy Training & Marketing segment provides custom product sales training and has been a leader in serving manufacturing customers in the U.S. automotive industry for over 30 years. Sandy provides custom product sales training designed to better educate customer salesforces with respect to new vehicle features and designs, in effect rapidly increasing the salesforce knowledge base and enabling them to address detailed customer queries. Furthermore, Sandy helps our clients assess their customer relationship marketing strategy and connect with their customers on a one-to-one basis, including through custom publications. This segment also provides technical training services to automotive manufacturers as well as customers in other industries.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

June 30, 2015
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

We do not allocate the following items to the segments: other income (expense), interest expense, gain (loss) on change in fair value of contingent consideration and income tax expense. Inter-segment revenue is eliminated in consolidation and is not significant.

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income tax expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Learning Solutions	$50,755	$50,201	$102,584	$93,940
Professional & Technical Services	30,066	41,957	59,963	82,226
Sandy Training & Marketing	25,199	20,223	39,928	34,481
Performance Readiness Solutions	19,645	22,537	38,443	42,151
	$125,665	$134,918	$240,918	$252,798
Operating income:
Learning Solutions	$3,668	$2,924	$6,822	$4,749
Professional & Technical Services	3,186	7,760	6,985	12,151
Sandy Training & Marketing	932	1,604	1,331	2,181
Performance Readiness Solutions	283	1,017	467	990
Gain (loss) on change in fair value of contingent consideration, net	(55)	481	(258)	858
Operating income	8,014	13,786	15,347	20,929
Interest expense	306	77	671	282
Other income (expense)	(310)	68	(535)	257
Income before income tax expense	$7,398	$13,777	$14,141	$20,904

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

As of June 30, 2015, we operated through four reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing, and (iv) Performance Readiness Solutions. Each of our reportable segments represents an operating segment under U.S. GAAP. We are organized by operating group primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

Effective January 1, 2015, we realigned our operating groups, centralizing our service offerings to better respond to our customers' global needs, and to improve our internal efficiencies to leverage common technologies and practices across the company. This resulted in changes to our organizational structure to transfer the management responsibility of certain business units between segments, which changed the composition of certain of our operating segments. The changes primarily consisted of: (i) the Energy Services group became part of the Professional & Technical Services segment; (ii) certain business units providing leadership development offerings were transferred from the Learning Solutions segment to the Performance Readiness Solutions segment, (iii) a business unit which predominantly provides content development services to U.S. government and commercial clients transferred from the Professional & Technical Services segment to the Performance Readiness Solutions segment; and (iv) two business units providing engineering and technical services in Europe were transferred from the Learning Solutions segment to the Professional & Technical Services segment. We have reclassified the segment financial information herein for the prior year to reflect these changes and conform to the current year's presentation.

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

Sandy Training & Marketing. The Sandy Training & Marketing segment provides custom product sales training and has been a leader in serving manufacturing customers in the U.S. automotive industry for over 30 years. Sandy provides custom product sales training designed to better educate customer salesforces with respect to new vehicle features and designs, in effect rapidly increasing the salesforce knowledge base and enabling them to address detailed customer queries. Furthermore, Sandy helps our clients assess their customer relationship marketing strategy and connect with their customers on a one-to-one basis, including through custom publications. This segment also provides technical training services to automotive manufacturers as well as customers in other industries.

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

Operating Highlights

Three Months ended June 30, 2015 Compared to the Three Months ended June 30, 2014

Our revenue decreased $9.3 million or 6.9% and our gross profit decreased $4.7 million or 18.9% during the second quarter of 2015 compared to the second quarter of 2014. The net decline is largely attributable to a $13.2 million revenue decrease due to the completion of alternative fuels projects in 2014 and a $3.3 million revenue decrease due to unfavorable changes in foreign currency exchange rates during the second quarter, partially offset by an increase in global training services. The changes in revenue and gross profit are discussed in further detail below by segment. Operating income, the components of which are discussed below, decreased $5.8 million or 41.9% to $8.0 million for the second quarter of 2015 compared to $13.8 million for the second quarter of 2014. The net decrease in operating income was primarily due to a $4.7 million decrease in gross profit, a $0.5 million increase in SG&A expenses, and a $0.5 million decrease in the change in fair value of contingent consideration. For the three months ended June 30, 2015, we had income before income tax expense of $7.4 million compared to $13.8 million for the three months ended June 30, 2014. Net income was $4.7 million, or $0.27 per diluted share, for the three months ended June 30, 2015, compared to net income of $8.1 million, or $0.42 per diluted share, for the three months ended June 30, 2014. Diluted weighted average shares outstanding were 17.4 million for the three months ended June 30, 2015 compared to 19.4 million for the three months ended June 30, 2014. The decrease in shares outstanding is primarily due to the completion of the modified "Dutch auction" tender offer in October 2014 in which we repurchased 2.1 million shares of our outstanding common stock.

Revenue

(Dollars in thousands)	Three months ended
	June 30,
	2015	2014
Learning Solutions	$50,755	$50,201
Professional & Technical Services	30,066	41,957
Sandy Training & Marketing	25,199	20,223
Performance Readiness Solutions	19,645	22,537
	$125,665	$134,918

Learning Solutions revenue increased $0.6 million or 1.1% during the second quarter of 2015 compared to the second quarter of 2014. The increase in revenue is due to the following:

•
A $2.4 million net increase in e-Learning content development and training business process outsourcing (BPO) services primarily attributable to a global outsourcing contract with a financial services client; and

•	A $0.7 million increase in UK government funded skills training services.
These revenue increases were offset by a $2.5 million decrease in revenue due to unfavorable changes in foreign currency exchange rates.

Professional & Technical Services revenue decreased $11.9 million or 28.3% during the second quarter of 2015 compared to the second quarter of 2014. The net decrease in revenue is due to the following:

•	A $13.2 million decrease due to the completion of LNG projects by our alternative fuels business in 2014;

•	A $0.8 million net decrease in revenue from U.S. government clients due to project completions in 2014; and

•	A $0.6 million decrease in revenue due to unfavorable changes in foreign currency exchange rates.
These decreases were partially offset by a $1.6 million net increase in our Energy business primarily due to a non-recurring revenue adjustment in 2014, a $0.7 million net increase in training and technical services for oil and gas clients, and a $0.4 million net increase in training and technical services for various clients.
Sandy Training & Marketing revenue increased $5.0 million or 24.6% during the second quarter of 2015 compared to the second quarter of 2014. The net increase is primarily due to an increase in magazine publications revenue due to a new publication contract with an automotive customer which began in the second quarter of 2015.

Performance Readiness Solutions revenue decreased $2.9 million or 12.8% during the second quarter of 2015 compared to the second quarter of 2014. The net decrease is primarily due to a decline in its ERP implementation business due to project completions and a decline in training and consulting services for certain of its existing customers during the second quarter of 2015. In addition, unfavorable changes in foreign currency exchange rates resulted in a $0.2 million decrease in revenue during the second quarter of 2015 compared to the second quarter of 2014. If we continue to experience significant declines in this segment in future periods, we could incur goodwill impairment charges in the future.

Gross Profit

(Dollars in thousands)	Three months ended
	June 30,
	2015		2014
		% Revenue		% Revenue
Learning Solutions	$8,387	16.5%	$7,461	14.9%
Professional & Technical Services	5,829	19.4%	10,775	25.7%
Sandy Training & Marketing	3,427	13.6%	3,298	16.3%
Performance Readiness Solutions	2,433	12.4%	3,233	14.3%
	$20,076	16.0%	$24,767	18.4%

Learning Solutions gross profit of $8.4 million or 16.5% of revenue for the second quarter of 2015 increased by $0.9 million or 12.4% when compared to gross profit of $7.5 million or 14.9% of revenue for the second quarter of 2014. The increase in gross profit is due to the revenue increases noted above, a reduction in implementation costs incurred on a global outsourcing contract with a financial services client and an increase in gross profit and margin on UK government funded skills training services. These increases were offset by a $0.4 million decrease in gross profit due to unfavorable changes in foreign currency exchange rates.

Professional & Technical Services gross profit of $5.8 million or 19.4% of revenue for the second quarter of 2015 decreased by $4.9 million or 45.9% when compared to gross profit of $10.8 million or 25.7% of revenue for the second quarter of 2014. The decrease in gross profit and margin is primarily due to the LNG revenue decreases.

Sandy Training & Marketing gross profit of $3.4 million or 13.6% of revenue for the second quarter of 2015 increased by $0.1 million or 3.9% when compared to gross profit of $3.3 million or 16.3% of revenue for the second quarter of 2014 due to the revenue increase noted above. Gross profit as a percentage of revenue decreased during the second quarter of 2015 due to an increase in lower margin publication revenue compared to the second quarter of 2014. We anticipate that the gross margins in this segment will continue to be lower in future quarters compared to prior periods due to an increase in lower margin publications revenue that is expected to continue for the remainder of this year.

Performance Readiness Solutions gross profit of $2.4 million or 12.4% of revenue for the second quarter of 2015 decreased by $0.8 million or 24.7% when compared to gross profit of $3.2 million or 14.3% of revenue for the second quarter of 2014. The decrease in gross profit is primarily due to a decrease in revenue on higher margin projects which concluded compared to the other revenue streams in this segment. We anticipate that the year-over-year decline in gross profit will continue in the third quarter of 2015 when compared to the third quarter of 2014 due to certain non-recurring revenue and gross profit increases in the third quarter of 2014. If we continue to experience significant declines in this segment in future periods, we could incur goodwill impairment charges in the future.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.5 million or 4.8% from $11.5 million for the second quarter of 2014 to $12.0 million for the second quarter of 2015. The increase in SG&A expenses is due to a $0.4 million increase in labor and benefits expense due to international expansion during 2014 and a $0.5 million net increase in IT infrastructure and various other expenses, partially offset by a $0.4 million decrease in amortization expense during the three months ended June 30, 2015 compared to the same period in 2014.

Change in Fair Value of Contingent Consideration

We recognized a net loss on the change in fair value of contingent consideration related to acquisitions of $0.1 million for the three months ended June 30, 2015 compared to a net gain of $0.5 million for the same period in 2014. Changes in the fair value of contingent consideration obligations result from changes in discount periods, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. See Note 5 to the Condensed Consolidated Financial Statements for further details regarding the potential contingent consideration payments and the changes in fair value of the related liabilities during the three months ended June 30, 2015.

Interest Expense

Interest expense increased $0.2 million from $0.1 million for the second quarter of 2014 to $0.3 million for the second quarter of 2015 due to an increase in borrowings under our Credit Agreement to fund the modified "Dutch auction" tender offer that was completed in October 2014.

Other Income (Expense)

Other expense was $0.3 million for the second quarter of 2015 compared to other income of $0.1 million for the second quarter of 2014 and consisted primarily of income from a joint venture offset by foreign currency losses in both years. During the three months ended June 30, 2015, we had a $0.4 million increase in foreign currency losses compared to the corresponding period in 2014.

Income Tax Expense

Income tax expense was $2.7 million for the second quarter of 2015 compared to $5.7 million for the second quarter of 2014. The effective income tax rate was 36.3% and 41.1% for the three months ended June 30, 2015 and 2014, respectively. The decrease in the effective income tax rate during the second quarter of 2015 is primarily due to an increase in income in jurisdictions with lower tax rates. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Six Months ended June 30, 2015 Compared to the Six Months ended June 30, 2014

Our revenue decreased $11.9 million or 4.7% and our gross profit decreased $3.9 million or 9.1% during the six months ended June 30, 2015 compared to six months ended June 30, 2014. The net decline is largely attributable to a $22.9 million revenue decrease due to the completion of alternative fuels projects in 2014 and a $5.7 million revenue decrease due to unfavorable changes in foreign currency exchange rates, partially offset by an increase in global training services. The changes in revenue and gross profit are discussed in further detail below by segment. Operating income, the components of which are discussed in detail below, decreased $5.6 million or 26.7% to $15.3 million for the first half of 2015 compared to $20.9 million for the same period in 2014. The net decrease in operating income was primarily due to a $3.9 million decrease in gross profit, a $0.6 million increase in SG&A expenses primarily due to increased costs associated with global expansion, and a $1.1 million decrease in the change in fair value of contingent consideration. For the six months ended June 30, 2015, we had income before income tax expense of $14.1 million compared to $20.9 million for the six months ended June 30, 2014. Net income was $8.8 million, or $0.51 per diluted share, for the six months ended June 30, 2015, compared to net income of $12.4 million, or $0.64 per diluted share, for the six months ended June 30, 2014. Diluted weighted average shares outstanding were 17.3 million for the six months ended June 30, 2015 compared to 19.4 million for the six months ended June 30, 2014. The decrease in shares outstanding is primarily due to the completion of the modified "Dutch auction" tender offer in October 2014 in which we repurchased 2.1 million shares of our outstanding common stock.

Revenue

(Dollars in thousands)	Six months ended
	June 30,
	2015	2014
Learning Solutions	$102,584	$93,940
Professional & Technical Services	59,963	82,226
Sandy Training & Marketing	39,928	34,481
Performance Readiness Solutions	38,443	42,151
	$240,918	$252,798

Learning Solutions revenue increased $8.6 million or 9.2% during the six months ended June 30, 2015 compared to the same period in 2014. The increase in revenue is due to the following:

•	A $1.9 million increase attributable to the Effective Companies acquisition completed in April 2014;

•
A $9.4 million net increase in e-Learning content development and training business process outsourcing (BPO) services primarily attributable to a global outsourcing contract with a financial services client; and

•	A $1.6 million increase in UK government funded skills training services.
These revenue increases were offset by a $4.3 million decrease in revenue due to unfavorable changes in exchange rates.

Professional & Technical Services revenue decreased $22.3 million or 27.1% during the six months ended June 30, 2015 compared to the same period in 2014. The increase in revenue is due to the following:

•	A $22.9 million decrease due to the completion of LNG projects by our alternative fuels business in 2014;

•	A $2.5 million net decrease in revenue from U.S. government clients due to project completions in 2014; and

•	A $1.2 million decrease in revenue due to unfavorable changes in exchange rates.
These decreases were partially offset by a $1.4 million increase in our Energy business due to a non-recurring revenue adjustment in 2014, a $1.3 million net increase in training and engineering services and software sales primarily to Energy clients, a $1.2 million net increase in training and technical services for oil and gas clients, and a $0.4 million net increase in training and technical services for various clients.
Sandy Training & Marketing revenue increased $5.4 million or 15.8% during the six months ended June 30, 2015 compared to the same period in 2014. The net increase is primarily due to an increase in magazine publications revenue due to a new publication contract with an automotive customer which began in the second quarter of 2015, as well as an increase in training services for automotive customers.

Performance Readiness Solutions revenue decreased $3.7 million or 8.8% during the six months ended June 30, 2015 compared to the same period in 2014. The net decrease is primarily due to a decline in its ERP implementation business due to project completions and a decline in training and consulting services for certain of its existing customers during the second quarter of 2015. In addition, unfavorable changes in foreign currency exchange rates resulted in a $0.2 million decrease in revenue during the six months ended June 30, 2015 compared to the same period in 2014. If we continue to experience significant declines in this segment in future periods, we could incur goodwill impairment charges in the future.

Gross Profit

(Dollars in thousands)	Six months ended
	June 30,
	2015		2014
		% Revenue		% Revenue
Learning Solutions	$16,734	16.3%	$13,830	14.7%
Professional & Technical Services	12,242	20.4%	18,715	22.8%
Sandy Training & Marketing	5,403	13.5%	5,208	15.1%
Performance Readiness Solutions	4,832	12.6%	5,369	12.7%
	$39,211	16.3%	$43,122	17.1%

Learning Solutions gross profit of $16.7 million or 16.3% of revenue for the six months ended June 30, 2015 increased by $2.9 million or 21.0% when compared to gross profit of $13.8 million or 14.7% of revenue for the same period in 2014. The increase in gross profit is due to the revenue increases noted above, a reduction in implementation costs incurred on a global outsourcing contract with a financial services client and an increase in gross profit and margin on UK government funded skills training services. These increases were offset by a $0.7 million decrease in gross profit due to unfavorable changes in foreign currency exchange rates.

Professional & Technical Services gross profit of $12.2 million or 20.4% of revenue for the six months ended June 30, 2015 decreased by $6.5 million or 34.6% when compared to gross profit of $18.7 million or 22.8% of revenue for the same period in 2014. The decrease in gross profit and margin is primarily due to the LNG revenue decreases.

Sandy Training and Marketing gross profit of $5.4 million or 13.5% of revenue for the six months ended June 30, 2015 increased by $0.2 million or 3.7% when compared to gross profit of $5.2 million or 15.1% of revenue for the same period in 2014 due to the revenue increase noted above. Gross profit as a percentage of revenue decreased during the six months ended June 30, 2015 due to an increase in lower margin publication revenue compared to the same period in 2014. We anticipate that the gross margins in this segment will continue to be lower in future quarters compared to prior periods due to an increase in lower margin publications revenue that is expected to continue for the remainder of this year.

Performance Readiness Solutions gross profit of $4.8 million or 12.6% of revenue for the six months ended June 30, 2015 decreased by $0.5 million or 10.0% when compared to gross profit of $5.4 million or 12.7% of revenue for the same period in 2014. The decrease in gross profit is primarily due to a decrease in revenue on higher margin projects which concluded compared to the other revenue streams in this segment. We anticipate that the year-over-year decline in gross profit will continue in the third quarter of 2015 when compared to the third quarter of 2014 due to certain non-recurring revenue and gross profit increases in the third quarter of 2014. If we continue to experience significant declines in this segment in future periods, we could incur goodwill impairment charges in the future.

 Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.6 million or 2.4% from $23.1 million for the six months ended June 30, 2014 to $23.6 million for the same period in 2015. The increase is primarily due to a $1.2 million increase in labor and benefits expense due to international expansion during 2014 and a $0.6 million net increase in IT infrastructure and various other expenses. These increases were offset by a $0.7 million decrease in amortization expense and a $0.5 million decrease in legal expenses during the first half of 2015 compared to the same period in 2014.

Change in Fair Value of Contingent Consideration

We recognized a net loss on the change in fair value of contingent consideration related to acquisitions of $0.3 million for the six months ended June 30, 2015 compared to a net gain of $0.9 million for the same period in 2014. Changes in the fair value of contingent consideration obligations result from changes in discount periods, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. See Note 5 to the Condensed Consolidated Financial Statements for further details regarding the potential contingent consideration payments and the changes in fair value of the related liabilities during the six months ended June 30, 2015.

Interest Expense

Interest expense increased $0.4 million from $0.3 million for the six months ended June 30, 2014 to $0.7 million for the six months ended June 30, 2015 due to an increase in borrowings under our Credit Agreement to fund the modified "Dutch auction" tender offer that was completed in October 2014.

Other Income (Expense)

Other expense was $0.5 million for the six months ended June 30, 2015 compared to other income of $0.3 million for the same period in 2014 and consisted primarily of income from a joint venture offset by foreign currency losses in both years. During the six months ended June 30, 2015, we had a $0.8 million increase in foreign currency losses compared the corresponding period in 2014.

Income Tax Expense

Income tax expense was $5.3 million for the six months ended June 30, 2015 compared to $8.5 million for the same period in 2014. The effective income tax rate was 37.6% and 40.5% for the six months ended June 30, 2015 and 2014, respectively. The decrease in the effective income tax rate during the first half of 2015 is primarily due to an increase in income in jurisdictions with lower tax rates. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Liquidity and Capital Resources

Working Capital

For the six months ended June 30, 2015, our working capital was $48.4 million at June 30, 2015 compared to $43.5 million at December 31, 2014. As of June 30, 2015 we had $28.8 million of short-term borrowings and $31.1 million of long-term debt outstanding. We believe that cash generated from operations and borrowings available under our Credit Agreement ($35.2 million of available borrowings as of June 30, 2015) will be sufficient to fund our working capital and other requirements for at least the next twelve months.

As of June 30, 2015, the amount of cash and cash equivalents held outside of the U.S. by foreign subsidiaries was $12.3 million. At the present time, we do not anticipate repatriating these balances to fund domestic operations. We would be required to accrue for and pay taxes in the U.S. in the event we repatriated these funds.

Acquisition-Related Payments

We may be required to pay the following additional contingent consideration in connection with completed acquisitions (dollars in thousands):

	As of June 30, 2015 Maximum potential contingent consideration due in			Recorded Liability as of
Acquisition:	2015	2016	Total	June 30, 2015
Effective Companies	$—	$2,581	$2,581	$2,310

Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and financial services & insurance sector. Revenue from the automotive industry accounted for approximately 18% and 14% of our consolidated revenue for the six months ended June 30, 2015 and 2014, respectively. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 11% of our consolidated revenue for the six months ended June 30, 2015. As of June 30, 2015, accounts receivable from a singe automotive customer totaled $11.7 million, or 12%, of our consolidated accounts receivable balance. Revenue from the financial services & insurance industry accounted for approximately 22% and 15% of our consolidated revenue for the six months ended June 30, 2015 and 2014, respectively. Beginning in 2015, we have a concentration of revenue from a single financial services customer, which accounted for approximately 14% of our consolidated revenue for the six months ended June 30, 2015. As of June 30, 2015, billed and unbilled accounts receivable from a single financial services customer totaled $34.7 million, or 25%, of our consolidated accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts balances. No other single customer accounted for more than 10% of our consolidated revenue for the six months ended June 30, 2015 and 2014 or consolidated accounts receivable balance as of June 30, 2015.

Cash Flows

Six Months ended June 30, 2015 Compared to the Six Months ended June 30, 2014

Our cash balance decreased $2.2 million from $14.5 million as of December 31, 2014 to $12.3 million as of June 30, 2015. The decrease in cash and cash equivalents during the six months ended June 30, 2015 resulted from cash provided by operating activities of $3.1 million, cash used in investing activities of $1.5 million, cash used in financing activities of $3.7 million and a $0.1 million negative effect of exchange rate changes on cash and cash equivalents.

Cash provided by operating activities was $3.1 million for the six months ended June 30, 2015 compared to cash used in operating activities of $1.9 million for the same period in 2014. The increase in cash is primarily due to a net favorable increase in the change in working capital balances, offset by a decrease in net income during the first half of 2015 compared to the same period in 2014.

Cash used in investing activities was $1.5 million for the six months ended June 30, 2015 compared to $10.1 million for the same period in 2014. The decrease in cash used is due to the completion of the Effective Companies acquisition in April 2014 in which we used $8.7 million of cash.

Cash used in financing activities was $3.7 million for the six months ended June 30, 2015 compared to cash provided by financing activities of $12.6 million for the same period in 2014. The increase in cash used in financing activities is primarily due to $6.7 million of long-term debt repayments and a $9.4 million reduction in proceeds from short-term borrowings in the first half of 2015 compared to the same period in 2014.

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our and our subsidiaries’ (subject to certain exceptions) ability to, among other things, grant liens, make investments, incur indebtedness, merge or consolidate, dispose of assets, make acquisitions. We are also required to maintain compliance with a minimum fixed charge coverage ratio of 2.0 to 1.0 and a maximum leverage ratio of 2.25 to 1.0. As of June 30, 2015, our fixed coverage charge ratio was 2.9 to 1.0 and our leverage ratio was 1.2 to 1.0, all of which were in compliance with the Credit Agreement.

As of June 30, 2015, our total long-term debt outstanding under the term loan was $31.1 million. In addition, there were $28.8 million of borrowings outstanding and $35.2 million of available borrowings under the Credit Agreement. For the six months ended June 30, 2015, the weighted average interest rate on our borrowings was 2.1%.

Off-Balance Sheet Commitments

As of June 30, 2015, we did not have any off-balance sheet commitments except for operating leases and letters of credit entered into in the normal course of business.

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

Internal Control Over Financial Reporting

During the quarter ended June 30, 2015, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d—15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company's share repurchase activity for the three months ended June 30, 2015:

	Issuer Purchases of Equity Securities
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
Month
April 1 - 30, 2015	291	(2)	$35.56	—	$14,636,000
May 1 - 31, 2015	24,121	(2)	$32.27	22,800	$13,899,000
June 1 - 30, 2015	—		$—	—	$13,899,000

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

(2)
Includes shares surrendered by employees to satisfy minimum tax withholding obligations on restricted stock units which vested and shares surrendered to exercise stock options and satisfy the related minimum tax withholding obligations during the second quarter of 2015.

Item 6.    Exhibits

31.1
Certification of Chief Executive Officer of the Company dated July 30, 2015 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification of Executive Vice President and Chief Financial Officer of the Company dated July 30, 2015 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

32.1
Certification of Chief Executive Officer and Chief Financial Officer of the Company dated July 30, 2015 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from GP Strategies Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements. *

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GP STRATEGIES CORPORATION

July 30, 2015	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

July 30, 2015	/s/ Sharon Esposito-Mayer
Sharon Esposito-Mayer
Executive Vice President and Chief Financial Officer