Form 10-Q
period 2015-09-30
GP STRATEGIES CORP
filed 2015-10-29
CIK 70415

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

 For the quarterly period ended September 30, 2015
or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). Yes   ☐ No   ☒

The number of shares outstanding of the registrant’s common stock as of October 23, 2015 was as follows:

Class	Outstanding
Common Stock, par value $.01 per share	17,028,338 shares

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Part I. Financial Information
Item 1. Financial Statements
GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30, 2015 (Unaudited)	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$13,631	$14,541
Accounts and other receivables, less allowance for doubtful accounts of $1,897 in 2015 and $1,947 in 2014	99,516	99,638
Costs and estimated earnings in excess of billings on uncompleted contracts	39,301	30,211
Prepaid expenses and other current assets	16,308	15,967
Total current assets	168,756	160,357
Property, plant and equipment	21,142	20,837
Accumulated depreciation	(14,391)	(12,973)
Property, plant and equipment, net	6,751	7,864
Goodwill	123,129	125,757
Intangible assets, net	7,246	10,535
Other assets	1,039	939
	$306,921	$305,452
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$32,907	$20,799
Current portion of long-term debt	13,333	13,333
Accounts payable and accrued expenses	60,746	59,018
Billings in excess of costs and estimated earnings on uncompleted contracts	16,476	23,670
Total current liabilities	123,462	116,820
Long-term debt	14,444	24,444
Other noncurrent liabilities	10,778	12,463
Total liabilities	148,684	153,727

Stockholders’ equity:
Common stock, par value $0.01 per share	172	171
Additional paid-in capital	106,914	104,523
Retained earnings	67,346	54,809
Treasury stock at cost	(5,004)	(381)
Accumulated other comprehensive loss	(11,191)	(7,397)
Total stockholders’ equity	158,237	151,725
	$306,921	$305,452

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$122,931	$123,869	$363,849	$376,667
Cost of revenue	102,562	101,351	304,269	311,027
Gross profit	20,369	22,518	59,580	65,640
Selling, general and administrative expenses	12,253	11,863	35,859	34,914
Restructuring charges	1,195	—	1,195	—
Gain (loss) on change in fair value of contingent consideration, net	(56)	655	(314)	1,513
Operating income	6,865	11,310	22,212	32,239
Interest expense	340	117	1,011	399
Other income (expense)	(606)	(72)	(1,141)	185
Income before income tax expense	5,919	11,121	20,060	32,025
Income tax expense	2,203	3,877	7,523	12,351
Net income	$3,716	$7,244	$12,537	$19,674

Basic weighted average shares outstanding	17,117	19,131	17,151	19,138
Diluted weighted average shares outstanding	17,272	19,391	17,313	19,409

Per common share data:
Basic earnings per share	$0.22	$0.38	$0.73	$1.03
Diluted earnings per share	$0.22	$0.37	$0.72	$1.01

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$3,716	$7,244	$12,537	$19,674
Foreign currency translation adjustments	(2,696)	(3,674)	(3,794)	(2,446)
Comprehensive income	$1,020	$3,570	$8,743	$17,228

See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2015 and 2014
(Unaudited, in thousands)

	2015	2014
Cash flows from operating activities:
Net income	$12,537	$19,674
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on change in fair value of contingent consideration, net	314	(1,513)
Depreciation and amortization	6,014	7,477
Deferred income taxes	—	366
Non-cash compensation expense	4,473	3,510
Changes in other operating items:
Accounts and other receivables	(1,418)	6,164
Costs and estimated earnings in excess of billings on uncompleted contracts	(9,914)	(15,937)
Prepaid expenses and other current assets	220	(2,725)
Accounts payable and accrued expenses	5,275	6,129
Billings in excess of costs and estimated earnings on uncompleted contracts	(6,695)	(3,778)
Income tax benefit of stock-based compensation	(435)	(1,539)
Contingent consideration payments in excess of fair value on acquisition date	(325)	(1,043)
Other	(518)	(121)
Net cash provided by operating activities	9,528	16,664

Cash flows from investing activities:
Additions to property, plant and equipment	(1,831)	(2,315)
Acquisitions, net of cash acquired	—	(8,666)
Other investing activities	85	246
Net cash used in investing activities	(1,746)	(10,735)

Cash flows from financing activities:
Proceeds from short-term borrowings	12,108	4,473
Repayment of long-term debt	(10,000)	—
Contingent consideration payments	(2,284)	(977)
Change in negative cash book balance	(1,865)	(2,576)
Tax withholding payments for employee stock-based compensation in exchange for shares surrendered	(650)	(1,978)
Income tax benefit of stock-based compensation	435	1,539
Repurchases of common stock in the open market	(6,535)	(3,051)
Proceeds from stock option exercises	115	81
Other financing activities	(10)	(4)
Net cash used in financing activities	(8,686)	(2,493)

Effect of exchange rate changes on cash and cash equivalents	(6)	35
Net decrease in cash and cash equivalents	(910)	3,471
Cash and cash equivalents at beginning of period	14,541	5,647
Cash and cash equivalents at end of period	$13,631	$9,118

Supplemental disclosures of cash flow information:
Cash paid during the period for income taxes	$5,655	$14,502
 See accompanying notes to condensed consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2015
(Unaudited)

(1)	Basis of Presentation

GP Strategies Corporation is a global performance improvement solutions provider of training, e-Learning solutions, management consulting and engineering services. References in this report to “GP Strategies,” the “Company,” “we” and “our” are to GP Strategies Corporation and its subsidiaries, collectively.

The accompanying condensed consolidated balance sheet as of September 30, 2015 and the condensed consolidated statements of operations, comprehensive income and cash flows for the nine months ended September 30, 2015 and 2014 have not been audited, but have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014, as presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for a fair presentation. The results for the 2015 interim period are not necessarily indicative of results to be expected for the entire year. Certain prior year amounts have been reclassified to conform to current year presentation.

The condensed consolidated financial statements include the operations of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

(2)	Accounting Standard Issued

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-9 was originally effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2016 and early adoption was not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-9. We are still in the process of evaluating the impact of adoption of this ASU on our consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2015
(Unaudited)

(3)	Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and financial services & insurance sector. Revenue from the automotive industry accounted for approximately 18% and 14% of our consolidated revenue for the nine months ended September 30, 2015 and 2014, respectively. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 12% of our consolidated revenue for the nine months ended September 30, 2015. As of September 30, 2015, accounts receivable from a single automotive customer totaled $9.7 million, or 10%, of our consolidated accounts receivable balance.

Revenue from the financial services & insurance industry accounted for approximately 21% and 16% of our consolidated revenue for the nine months ended September 30, 2015 and 2014, respectively. Beginning in 2015, we have a concentration of revenue from a single financial services customer, which accounted for approximately 14% of our consolidated revenue for the nine months ended September 30, 2015. As of September 30, 2015, billed and unbilled accounts receivable from a single financial services customer totaled $35.8 million, or 26%, of our consolidated accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts balances.

No other single customer accounted for more than 10% of our consolidated revenue for the nine months ended September 30, 2015 and 2014 or consolidated accounts receivable balance as of September 30, 2015.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Non-dilutive instruments	29	—	20	—

Dilutive common stock equivalents	155	260	162	271

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2015
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

Below is a summary of the potential contingent consideration we may be required to pay in connection with completed acquisitions as of September 30, 2015 (dollars in thousands):

	Original range
	of potential undiscounted	As of September 30, 2015 Maximum contingent consideration due in
Acquisition:	payments	2015	2016	Total
Effective Companies	$0 - $5,232	—	2,616	2,616

Below is a summary of the changes in the recorded amount of contingent consideration liabilities from December 31, 2014 to September 30, 2015 (dollars in thousands):

	Liability as of December 31,	Additions	Change in Fair Value of Contingent	Foreign Currency	Liability as of September 30,
Acquisition:	2014	(Payments)	Consideration	Translation	2015
Effective Companies	$5,083	$(2,609)	$314	$(390)	$2,398

As of September 30, 2015 and December 31, 2014, contingent consideration considered a current liability and included in accounts payable totaled $2.4 million and $2.7 million, respectively. As of September 30, 2015 and December 31, 2014, we also had accrued contingent consideration totaling $0 and $2.4 million, respectively, related to acquisitions which are included in other long-term liabilities on the consolidated balance sheet and represent the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2015
(Unaudited)

(6)	Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable business segment for the nine months ended September 30, 2015 were as follows (in thousands):

	Learning Solutions	Professional & Technical Services	Sandy	Performance Readiness Solutions	Total
Balance as of December 31, 2014	$53,094	$44,143	$653	$27,867	$125,757
Foreign currency translation	(2,360)	(233)	—	(35)	(2,628)
Balance as of September 30, 2015	$50,734	$43,910	$653	$27,832	$123,129

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$20,380	$(13,916)	$6,464
Intellectual property and other	1,777	(995)	782
	$22,157	$(14,911)	$7,246

December 31, 2014
Customer relationships	$22,603	$(13,042)	$9,561
Intellectual property and other	2,160	(1,186)	974
	$24,763	$(14,228)	$10,535

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2015
(Unaudited)

(7)	Stock-Based Compensation

We recognize compensation expense for stock-based compensation awards issued to employees that are expected to vest. Compensation cost is based on the fair value of awards as of the grant date.

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Non-qualified stock options	$55	$113	$169	$367
Restricted stock units	658	292	1,747	886
Board of Directors stock grants	68	86	296	245
Total stock-based compensation expense	$781	$491	$2,212	$1,498

Pursuant to our 2011 Stock Incentive Plan (the “2011 Plan”), we may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of our common stock to officers, employees or members of the Board of Directors. As of September 30, 2015, we had non-qualified stock options and restricted stock units outstanding under these plans as discussed below.

Non-Qualified Stock Options

Summarized information for the Company’s non-qualified stock options is as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Stock Options
Outstanding at December 31, 2014	229,150	$11.54
Granted	—	—
Exercised	(41,900)	10.75
Forfeited	(600)	13.17
Expired	—	—
Outstanding at September 30, 2015	186,650	$11.71	1.14	$2,075,000
Exercisable at September 30, 2015	148,750	$10.85	0.97	$1,780,000

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2015
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

	Nine Months Ended September 30, 2015	Weighted average grant date fair value
	(In shares)	(In dollars)
Outstanding and unvested, beginning of period	263,084	$25.00
Granted	82,120	36.71
Vested	(40,976)	19.14
Forfeited	(508)	25.30
Outstanding and unvested, end of period	303,720	$28.96

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

September 30, 2015
(Unaudited)

(8)	Debt

On September 2, 2014, we entered into a Fourth Amended and Restated Financing and Security Agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility up to a maximum principal amount of $65 million expiring on October 31, 2018 and for a term loan in the principal amount of $40 million maturing on October 31, 2017 , and is secured by substantially all of our assets.
The maximum interest rate on the Credit Agreement is the daily one-month LIBOR market index rate plus 2.50%. Based on our financial performance, the interest rate can be reduced to a minimum rate of the daily one-month LIBOR market index rate plus 1.25%, with the rate being determined based on our maximum leverage ratio for the preceding four quarters. Each unpaid advance on the revolving loan will bear interest until repaid. The term loan is payable in monthly installments equal to $1.1 million plus applicable interest, beginning on November 1, 2014 and ending on October 31, 2017. We may prepay the term loan or the revolving loan, in whole or in part, at any time without premium or penalty, subject to certain conditions. Amounts repaid or prepaid on the term loan may not be reborrowed.
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our and our subsidiaries’ (subject to certain exceptions) ability to, among other things, grant liens, make investments, incur indebtedness, merge or consolidate, dispose of assets or make acquisitions. We are also required to maintain compliance with a minimum fixed charge coverage ratio and a maximum leverage ratio. We were in compliance with all of the financial covenants under the Credit Agreement as of September 30, 2015. As of September 30, 2015, our total long-term debt outstanding under the term loan was $27.8 million. In addition, there were $32.9 million of borrowings outstanding and $31.5 million of available borrowings under the Credit Agreement. For the nine months ended September 30, 2015, the weighted average interest rate on our borrowings was 2.0%.

(9)	Income Taxes

Income tax expense was $7.5 million, or an effective income tax rate of 37.5%, for the nine months ended September 30, 2015 compared to $12.4 million, or an effective income tax rate of 38.6%, for the nine months ended September 30, 2014. The decrease in the effective income tax rate is due to a larger portion of our income being derived from foreign jurisdictions which are taxed at lower rates. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

An uncertain tax position taken or expected to be taken in a tax return is recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities that have full knowledge of all relevant information. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Interest and penalties related to income taxes are accounted for as income tax expense. As of September 30, 2015, we had no uncertain tax positions reflected on our consolidated balance sheet. The Company files income tax returns in U.S. federal, state and local jurisdictions, and various non-U.S. jurisdictions, and is subject to audit by tax authorities in those jurisdictions. Tax years 2012 through 2014 remain open to examination by these tax jurisdictions, and earlier years remain open to examination in certain of these jurisdictions which have longer statutes of limitations.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2015
(Unaudited)

(10)	Stockholders’ Equity

Changes in stockholders’ equity during the nine months ended September 30, 2015 were as follows (in thousands):

	Common stock	Additional paid-in capital	Retained earnings	Treasury stock at cost	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2014	$171	$104,523	$54,809	$(381)	$(7,397)	$151,725
Net income	—	—	12,537	—	—	12,537
Foreign currency translation adjustment	—	—	—	—	(3,794)	(3,794)
Repurchases of common stock	—	—	—	(6,594)	—	(6,594)
Stock-based compensation expense	—	2,212	—	—	—	2,212
Issuance of stock for employer contributions to retirement plan	—	681	—	1,359	—	2,040
Net issuances of stock pursuant to stock compensation plans and other	1	(502)	—	612	—	111
Balance at September 30, 2015	$172	$106,914	$67,346	$(5,004)	$(11,191)	$158,237

Stock Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors. During the three and nine months ended September 30, 2015, we repurchased approximately 222,000 and 255,000 shares, respectively, of our common stock in the open market for a total cost of approximately $5.5 million and $6.6 million, respectively. As of September 30, 2015, there was approximately $8.4 million available for future repurchases under the buyback program.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

September 30, 2015
(Unaudited)

(11)	Restructuring

During the third quarter of 2015, we implemented a cost savings initiative to better align costs with revenues and improve our operating margins. The initiatives included a workforce reduction, lease exit costs and other general expense controls. We recorded severance expense of $1.1 million for the three months ended September 30, 2015 which is included in Restructuring charges on the consolidated statements of operations and is expected to be substantially paid by the end of the first quarter of 2016. We also incurred an immaterial amount of lease termination costs during the third quarter of 2015. The total remaining liability under these restructuring activities was $0.8 million as of September 30, 2015 and is included in accounts payable and accrued expenses on the consolidated balance sheet. We expect these restructuring activities to be substantially completed by the end of the first quarter of 2016.

(12)	Business Segments

As of September 30, 2015, we operated through four reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing, and (iv) Performance Readiness Solutions. Each of our reportable segments represents an operating segment under U.S. GAAP. We are organized by operating groups primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

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

September 30, 2015
(Unaudited)

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

We do not allocate the following items to the segments: other income (expense), interest expense, restructuring charges, gain (loss) on change in fair value of contingent consideration and income tax expense. Inter-segment revenue is eliminated in consolidation and is not significant.

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income tax expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Learning Solutions	$51,879	$49,638	$154,463	$143,578
Professional & Technical Services	30,354	36,138	90,317	118,364
Sandy Training & Marketing	22,115	15,883	62,043	50,364
Performance Readiness Solutions	18,583	22,210	57,026	64,361
	$122,931	$123,869	$363,849	$376,667
Operating income:
Learning Solutions	$4,815	$3,300	$11,637	$8,049
Professional & Technical Services	2,731	4,426	9,716	16,577
Sandy Training & Marketing	150	1,023	1,481	3,204
Performance Readiness Solutions	420	1,906	887	2,896
Restructuring charges	1,195	—	1,195	—
Gain (loss) on change in fair value of contingent consideration, net	(56)	655	(314)	1,513
Operating income	6,865	11,310	22,212	32,239
Interest expense	340	117	1,011	399
Other income (expense)	(606)	(72)	(1,141)	185
Income before income tax expense	$5,919	$11,121	$20,060	$32,025

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

As of September 30, 2015, we operated through four reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing, and (iv) Performance Readiness Solutions. Each of our reportable segments represents an operating segment under U.S. GAAP. We are organized by operating group primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

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

Operating Highlights

Three Months ended September 30, 2015 Compared to the Three Months ended September 30, 2014

Our revenue decreased $0.9 million or 0.8% and our gross profit decreased $2.1 million or 9.5% during the third quarter of 2015 compared to the third quarter of 2014. The net decline is largely attributable to a $4.5 million revenue decrease due to the completion of alternative fuels projects in 2014 and a $2.8 million revenue decrease due to unfavorable changes in foreign currency exchange rates during the third quarter, partially offset by an increase in global training services. The changes in revenue and gross profit are discussed in further detail below by segment.

Operating income, the components of which are discussed below, decreased $4.4 million or 39.3% to $6.9 million for the third quarter of 2015 compared to $11.3 million for the third quarter of 2014. The net decrease in operating income was primarily due to a $2.1 million decrease in gross profit, a $0.4 million increase in SG&A expenses, and a $0.7 million decrease in the change in fair value of contingent consideration. In addition, we implemented a cost savings initiative in the third quarter of 2015 to better align costs with revenues and improve our operating margins. In connection with this initiative, we incurred $1.2 million of restructuring costs during the three months ended September 30, 2015, primarily consisting of severance expense. We estimate that our cost savings initiative will result in approximately $10 million of net annual cost reductions.

For the three months ended September 30, 2015, we had income before income tax expense of $5.9 million compared to $11.1 million for the three months ended September 30, 2014. Net income was $3.7 million, or $0.22 per diluted share, for the three months ended September 30, 2015, compared to net income of $7.2 million, or $0.37 per diluted share, for the three months ended September 30, 2014. Diluted weighted average shares outstanding were 17.3 million for the three months ended September 30, 2015 compared to 19.4 million for the three months ended September 30, 2014. The decrease in shares outstanding is primarily due to the completion of the modified "Dutch auction" tender offer in October 2014 in which we repurchased 2.1 million shares of our outstanding common stock.

Revenue

(Dollars in thousands)	Three months ended
	September 30,
	2015	2014
Learning Solutions	$51,879	$49,638
Professional & Technical Services	30,354	36,138
Sandy Training & Marketing	22,115	15,883
Performance Readiness Solutions	18,583	22,210
	$122,931	$123,869

Learning Solutions revenue increased $2.2 million or 4.5% during the third quarter of 2015 compared to the third quarter of 2014. The increase in revenue is due to the following:

•
A $3.5 million net increase in e-Learning content development and training business process outsourcing (BPO) services primarily attributable to a global outsourcing contract with a financial services client; and

•	A $0.8 million increase in UK government funded skills training services.
These revenue increases were offset by a $2.1 million decrease in revenue due to unfavorable changes in foreign currency exchange rates.

Professional & Technical Services revenue decreased $5.8 million or 16.0% during the third quarter of 2015 compared to the third quarter of 2014. The net decrease in revenue is due to the following:

•	A $4.5 million decrease due to the completion of LNG projects by our alternative fuels business in 2014;

•	A $1.1 million net decrease in our Energy business primarily due to a decline in training services; and

•	A $0.7 million decrease in revenue due to unfavorable changes in foreign currency exchange rates.
These decreases were partially offset by a $0.5 million net increase in training and technical services for various clients.
Sandy Training & Marketing revenue increased $6.2 million or 39.2% during the third quarter of 2015 compared to the third quarter of 2014. The net increase is primarily due to an increase in magazine publications revenue due to a new publication contract with an automotive customer which began in the second quarter of 2015.

Performance Readiness Solutions revenue decreased $3.6 million or 16.3% during the third quarter of 2015 compared to the third quarter of 2014. The net decrease is primarily due to a decline in its ERP implementation business due to project completions and a decline in training and consulting services for certain of its existing customers during the third quarter of 2015. If we continue to experience significant declines in this segment in future periods, we could incur goodwill impairment charges in the future.

Gross Profit

(Dollars in thousands)	Three months ended
	September 30,
	2015		2014
		% Revenue		% Revenue
Learning Solutions	$9,808	18.9%	$8,384	16.9%
Professional & Technical Services	5,527	18.2%	7,384	20.4%
Sandy Training & Marketing	2,470	11.2%	2,519	15.9%
Performance Readiness Solutions	2,564	13.8%	4,231	19.0%
	$20,369	16.6%	$22,518	18.2%

Learning Solutions gross profit of $9.8 million or 18.9% of revenue for the third quarter of 2015 increased by $1.4 million or 17.0% when compared to gross profit of $8.4 million or 16.9% of revenue for the third quarter of 2014. The increase in gross profit is due to the revenue increases noted above, a reduction in implementation costs incurred on a global outsourcing contract with a financial services client and an increase in gross profit and margin on UK government funded skills training services. These increases were offset by a $0.3 million decrease in gross profit due to unfavorable changes in foreign currency exchange rates.

Professional & Technical Services gross profit of $5.5 million or 18.2% of revenue for the third quarter of 2015 decreased by $1.9 million or 25.1% when compared to gross profit of $7.4 million or 20.4% of revenue for the third quarter of 2014. The decrease in gross profit and margin is primarily due to the LNG revenue decreases noted above and a $0.7 million non-recurring revenue and profit increase in the third quarter of 2014 for a project completion bonus on a government contract.

Sandy Training & Marketing gross profit of $2.5 million or 11.2% of revenue for the third quarter of 2015 was flat when compared to gross profit of $2.5 million or 15.9% of revenue for the third quarter of 2014 due to the revenue increase noted above. Gross profit as a percentage of revenue decreased during the third quarter of 2015 due to an increase in lower margin publication revenue compared to the third quarter of 2014. We anticipate that the gross margins in this segment will continue to be lower in future quarters compared to prior periods due to an increase in lower margin publications revenue that is expected to continue for the remainder of this year.

Performance Readiness Solutions gross profit of $2.6 million or 13.8% of revenue for the third quarter of 2015 decreased by $1.7 million or 39.4% when compared to gross profit of $4.2 million or 19.0% of revenue for the third quarter of 2014. The decrease in gross profit is primarily due to a decrease in revenue on higher margin projects which concluded compared to the other revenue streams in this segment. If we continue to experience significant declines in this segment in future periods, we could incur goodwill impairment charges in the future.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.4 million or 3.3% from $11.9 million for the third quarter of 2014 to $12.3 million for the third quarter of 2015. The increase in SG&A expenses is due to a $0.6 million increase in labor and benefits expense due to international expansion during 2014 and a $0.2 million net increase in IT infrastructure and various other expenses, partially offset by a $0.4 million decrease in amortization expense during the three months ended September 30, 2015 compared to the same period in 2014 due to certain intangible assets related to previously completed acquisitions becoming fully amortized.

Restructuring charges

During the third quarter of 2015, we implemented a cost savings initiative to better align costs with revenues and improve our operating margins. The initiatives included a workforce reduction, lease exit costs and other general expense controls. We recorded severance expense of $1.1 million for the three months ended September 30, 2015 which is included in Restructuring charges on the consolidated statements of operations and is expected to be substantially paid by the end of the first quarter of 2016. We also incurred an immaterial amount of lease termination costs during the third quarter of 2015. The total remaining liability under these restructuring activities was $0.8 million as of September 30, 2015 and is included in accounts payable and accrued expenses on the consolidated balance sheet. We expect these restructuring activities to be substantially completed by the end of the first quarter of 2016.

Change in Fair Value of Contingent Consideration

We recognized a net loss on the change in fair value of contingent consideration related to acquisitions of $0.1 million for the three months ended September 30, 2015 compared to a net gain of $0.7 million for the same period in 2014. Changes in the fair value of contingent consideration obligations result from changes in discount periods, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. See Note 5 to the Condensed Consolidated Financial Statements for further details regarding the potential contingent consideration payments and the changes in fair value of the related liabilities during the three months ended September 30, 2015.

Interest Expense

Interest expense increased $0.2 million from $0.1 million for the third quarter of 2014 to $0.3 million for the third quarter of 2015 primarily due to an increase in borrowings under our Credit Agreement to fund the modified "Dutch auction" tender offer that was completed in October 2014.

Other Income (Expense)

Other expense was $0.6 million for the third quarter of 2015 compared to $0.1 million for the third quarter of 2014 and consisted primarily of income from a joint venture offset by foreign currency losses in both years. During the three months ended September 30, 2015, we had a $0.5 million increase in foreign currency losses compared to the corresponding period in 2014. The foreign currency losses primarily relate to the effect of exchange rates on intercompany receivables and payables and third party receivables and payables that are denominated in currencies other than the functional currency of our legal entities.

Income Tax Expense

Income tax expense was $2.2 million for the third quarter of 2015 compared to $3.9 million for the third quarter of 2014. The effective income tax rate was 37.2% and 34.9% for the three months ended September 30, 2015 and 2014, respectively. During the third quarter of 2014, we recorded an income tax benefit of $0.6 million resulting from a claim for a deduction under Internal Revenue Code Section 199 for the Domestic Production Deduction on our 2013 U.S. federal income tax return which was not taken in previous years. Excluding this adjustment, the effective income tax rate was 40.3% for the three months ended September 30, 2014. The decrease in the effective income tax rate during the third quarter of 2015 is primarily due to an increase in income in jurisdictions with lower tax rates. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Nine Months ended September 30, 2015 Compared to the Nine Months ended September 30, 2014

Our revenue decreased $12.8 million or 3.4% and our gross profit decreased $6.1 million or 9.2% during the nine months ended September 30, 2015 compared to nine months ended September 30, 2014. The net decline is largely attributable to a $27.3 million revenue decrease due to the completion of alternative fuels projects in 2014 and an $8.5 million revenue decrease due to unfavorable changes in foreign currency exchange rates, partially offset by an increase in global training services. The changes in revenue and gross profit are discussed in further detail below by segment.

Operating income, the components of which are discussed in detail below, decreased $10.0 million or 31.1% to $22.2 million for the nine months ended September 30, 2015 compared to $32.2 million for the same period in 2014. The net decrease in operating income was primarily due to a $6.1 million decrease in gross profit, a $0.9 million increase in SG&A expenses primarily due to increased costs associated with global expansion, and a $1.8 million decrease in the change in fair value of contingent consideration. In addition, we implemented a cost savings initiative in the third quarter of 2015 to better align costs with revenues and improve our operating margins. In connection with this initiative, we incurred $1.2 million of restructuring costs during the three months ended September 30, 2015, primarily consisting of severance expense. We estimate that our cost savings initiative will result in approximately $10 million of annual cost reductions, net of additional investments in global sales initiatives.

For the nine months ended September 30, 2015, we had income before income tax expense of $20.1 million compared to $32.0 million for the nine months ended September 30, 2014. Net income was $12.5 million, or $0.72 per diluted share, for the nine months ended September 30, 2015, compared to net income of $19.7 million, or $1.01 per diluted share, for the nine months ended September 30, 2014. Diluted weighted average shares outstanding were 17.3 million for the nine months ended September 30, 2015 compared to 19.4 million for the nine months ended September 30, 2014. The decrease in shares outstanding is primarily due to the completion of the modified "Dutch auction" tender offer in October 2014 in which we repurchased 2.1 million shares of our outstanding common stock.

Revenue

(Dollars in thousands)	Nine months ended
	September 30,
	2015	2014
Learning Solutions	$154,463	$143,578
Professional & Technical Services	90,317	118,364
Sandy Training & Marketing	62,043	50,364
Performance Readiness Solutions	57,026	64,361
	$363,849	$376,667

Learning Solutions revenue increased $10.9 million or 7.6% during the nine months ended September 30, 2015 compared to the same period in 2014. The increase in revenue is due to the following:

•	A $1.9 million increase attributable to the Effective Companies acquisition completed in April 2014;

•
A $12.9 million net increase in e-Learning content development and training business process outsourcing (BPO) services primarily attributable to a global outsourcing contract with a financial services client; and

•	A $2.4 million increase in UK government funded skills training services.
These revenue increases were offset by a $6.3 million decrease in revenue due to unfavorable changes in exchange rates.

Professional & Technical Services revenue decreased $28.0 million or 23.7% during the nine months ended September 30, 2015 compared to the same period in 2014. The increase in revenue is due to the following:

•	A $27.4 million decrease due to the completion of LNG projects by our alternative fuels business in 2014;

•	A $2.7 million net decrease in revenue from U.S. government clients due to project completions in 2014; and

•	A $1.9 million decrease in revenue due to unfavorable changes in exchange rates.
These decreases were partially offset by a $1.4 million increase in our Energy business due to a non-recurring revenue adjustment in 2014, a $1.3 million net increase in training and technical services for oil and gas clients, and a $1.3 million net increase in training and technical services for various clients.

Sandy Training & Marketing revenue increased $11.7 million or 23.2% during the nine months ended September 30, 2015 compared to the same period in 2014. The net increase is primarily due to an increase in magazine publications revenue due to a new publication contract with an automotive customer which began in the second quarter of 2015.

Performance Readiness Solutions revenue decreased $7.3 million or 11.4% during the nine months ended September 30, 2015 compared to the same period in 2014. The net decrease is primarily due to a decline in its ERP implementation business due to project completions and a decline in training and consulting services for certain of its existing customers during the third quarter of 2015. In addition, unfavorable changes in foreign currency exchange rates resulted in a $0.3 million decrease in revenue during the nine months ended September 30, 2015 compared to the same period in 2014. If we continue to experience significant declines in this segment in future periods, we could incur goodwill impairment charges in the future.

Gross Profit

(Dollars in thousands)	Nine months ended
	September 30,
	2015		2014
		% Revenue		% Revenue
Learning Solutions	$26,542	17.2%	$22,214	15.5%
Professional & Technical Services	17,769	19.7%	26,099	22.0%
Sandy Training & Marketing	7,873	12.7%	7,727	15.3%
Performance Readiness Solutions	7,396	13.0%	9,600	14.9%
	$59,580	16.4%	$65,640	17.4%

Learning Solutions gross profit of $26.5 million or 17.2% of revenue for the nine months ended September 30, 2015 increased by $4.3 million or 19.5% when compared to gross profit of $22.2 million or 15.5% of revenue for the same period in 2014. The increase in gross profit is due to the revenue increases noted above, a reduction in implementation costs incurred on a global outsourcing contract with a financial services client and an increase in gross profit and margin on UK government funded skills training services. These increases were offset by a $1.1 million decrease in gross profit due to unfavorable changes in foreign currency exchange rates.

Professional & Technical Services gross profit of $17.8 million or 19.7% of revenue for the nine months ended September 30, 2015 decreased by $8.3 million or 31.9% when compared to gross profit of $26.1 million or 22.0% of revenue for the same period in 2014. The decrease in gross profit and margin is primarily due to the LNG revenue decreases noted above, as well as a $0.6 million one-time revenue and profit adjustment in the first quarter of 2014 relating to a final contract negotiation and close-out and a $0.7 million non-recurring revenue and profit increase in the third quarter of 2014 for a project completion bonus on a government contract.

Sandy Training and Marketing gross profit of $7.9 million or 12.7% of revenue for the nine months ended September 30, 2015 increased by $0.1 million or 1.9% when compared to gross profit of $7.7 million or 15.3% of revenue for the same period in 2014 due to the revenue increase noted above. Gross profit as a percentage of revenue decreased during the nine months ended September 30, 2015 due to an increase in lower margin publication revenue compared to the same period in 2014. We anticipate that the gross margins in this segment will continue to be lower in future quarters compared to prior periods due to an increase in lower margin publications revenue that is expected to continue for the remainder of this year.

Performance Readiness Solutions gross profit of $7.4 million or 13.0% of revenue for the nine months ended September 30, 2015 decreased by $2.2 million or 23.0% when compared to gross profit of $9.6 million or 14.9% of revenue for the same period in 2014. The decrease in gross profit is primarily due to a decrease in revenue on higher margin projects which concluded compared to the other revenue streams in this segment. If we continue to experience significant declines in this segment in future periods, we could incur goodwill impairment charges in the future.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.9 million or 2.7% from $34.9 million for the nine months ended September 30, 2014 to $35.9 million for the same period in 2015. The increase is primarily due to a $1.8 million increase in labor and benefits expense due to international expansion during 2014 and a $0.2 million net increase in IT infrastructure and various other expenses. These increases were offset by a $1.1 million decrease in amortization expense during the nine months ended September 30, 2015 compared to the same period in 2014 due to certain intangible assets related to previously completed acquisitions becoming fully amortized.

Restructuring charges

During the third quarter of 2015, we implemented a cost savings initiative to better align costs with revenues and improve our operating margins. The initiatives included a workforce reduction, lease exit costs and other general expense controls. We recorded severance expense of $1.1 million for the nine months ended September 30, 2015 which is included in Restructuring charges on the consolidated statements of operations and is expected to be substantially paid by the end of the first quarter of 2016. We also incurred an immaterial amount of lease termination costs during the third quarter of 2015. The total remaining liability under these restructuring activities was $0.8 million as of September 30, 2015 and is included in accounts payable and accrued expenses on the consolidated balance sheet. We expect these restructuring activities to be substantially completed by the end of the first quarter of 2016.

Change in Fair Value of Contingent Consideration

We recognized a net loss on the change in fair value of contingent consideration related to acquisitions of $0.3 million for the nine months ended September 30, 2015 compared to a net gain of $1.5 million for the same period in 2014. Changes in the fair value of contingent consideration obligations result from changes in discount periods, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. See Note 5 to the Condensed Consolidated Financial Statements for further details regarding the potential contingent consideration payments and the changes in fair value of the related liabilities during the nine months ended September 30, 2015.

Interest Expense

Interest expense increased $0.6 million from $0.4 million for the nine months ended September 30, 2014 to $1.0 million for the nine months ended September 30, 2015 primarily due to an increase in borrowings under our Credit Agreement to fund the modified "Dutch auction" tender offer that was completed in October 2014.

Other Income (Expense)

Other expense was $1.1 million for the nine months ended September 30, 2015 compared to other income of $0.2 million for the same period in 2014 and consisted primarily of income from a joint venture offset by foreign currency losses in both years. During the nine months ended September 30, 2015, we had a $1.3 million increase in foreign currency losses compared the corresponding period in 2014. The foreign currency losses primarily relate to the effect of exchange rates on intercompany receivables and payables and third party receivables and payables that are denominated in currencies other than the functional currency of our legal entities.

Income Tax Expense

Income tax expense was $7.5 million for the nine months ended September 30, 2015 compared to $12.4 million for the same period in 2014. The effective income tax rate was 37.5% and 38.6% for the nine months ended September 30, 2015 and 2014, respectively. During the third quarter of 2014, we recorded an income tax benefit of $0.6 million resulting from a claim for a deduction under Internal Revenue Code Section 199 for the Domestic Production Deduction on our 2013 U.S. federal income tax return which was not taken in previous years. Excluding this and other discrete items, the effective income tax rate was 40.2% for the nine months ended September 30, 2014. The decrease in the effective income tax rate is primarily due to an increase in income in jurisdictions with lower tax rates. Income tax expense for the quarterly periods is based on an estimated annual effective tax rate which includes the U.S. federal, state and local, and non-U.S. statutory rates, permanent differences, and other items that may have an impact on income tax expense.

Liquidity and Capital Resources

Working Capital

For the nine months ended September 30, 2015, our working capital was $45.3 million at September 30, 2015 compared to $43.5 million at December 31, 2014. As of September 30, 2015 we had $32.9 million of short-term borrowings and $27.8 million of long-term debt outstanding. We believe that cash generated from operations and borrowings available under our Credit Agreement ($31.5 million of available borrowings as of September 30, 2015) will be sufficient to fund our working capital and other requirements for at least the next twelve months.

As of September 30, 2015, the amount of cash and cash equivalents held outside of the U.S. by foreign subsidiaries was $13.6 million. At the present time, we do not anticipate repatriating these balances to fund domestic operations. We would be required to accrue for and pay taxes in the U.S. in the event we repatriated these funds.

Stock Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors. During the three and nine months ended September 30, 2015, we repurchased approximately 222,000 and 255,000 shares, respectively, of our common stock in the open market for a total cost of approximately $5.5 million and $6.6 million, respectively. As of September 30, 2015, there was approximately $8.4 million available for future repurchases under the buyback program.

Acquisition-Related Payments

We may be required to pay the following additional contingent consideration in connection with completed acquisitions (dollars in thousands):

	As of September 30, 2015 Maximum potential contingent consideration due in			Recorded Liability as of
Acquisition:	2015	2016	Total	September 30, 2015
Effective Companies	$—	$2,616	$2,616	$2,398

Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and financial services & insurance sector. Revenue from the automotive industry accounted for approximately 18% and 14% of our consolidated revenue for the nine months ended September 30, 2015 and 2014, respectively. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 12% of our consolidated revenue for the nine months ended September 30, 2015. As of September 30, 2015, accounts receivable from a single automotive customer totaled $9.7 million, or 10%, of our consolidated accounts receivable balance. Revenue from the financial services & insurance industry accounted for approximately 21% and 16% of our consolidated revenue for the nine months ended September 30, 2015 and 2014, respectively. Beginning in 2015, we have a concentration of revenue from a single financial services customer, which accounted for approximately 14% of our consolidated revenue for the nine months ended September 30, 2015. As of September 30, 2015, billed and unbilled accounts receivable from a single financial services customer totaled $35.8 million, or 26%, of our consolidated accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts balances. No other single customer accounted for more than 10% of our consolidated revenue for the nine months ended September 30, 2015 and 2014 or consolidated accounts receivable balance as of September 30, 2015.

Cash Flows

Nine Months ended September 30, 2015 Compared to the Nine Months ended September 30, 2014

Our cash balance decreased $0.9 million from $14.5 million as of December 31, 2014 to $13.6 million as of September 30, 2015. The decrease in cash and cash equivalents during the nine months ended September 30, 2015 resulted from cash provided by operating activities of $9.5 million, cash used in investing activities of $1.7 million, and cash used in financing activities of $8.7 million.

Cash provided by operating activities was $9.5 million for the nine months ended September 30, 2015 compared to $16.7 million for the same period in 2014. The decrease in cash is primarily due to a decrease in net income during the nine months ended September 30, 2015 compared to the same period in 2014.

Cash used in investing activities was $1.7 million for the nine months ended September 30, 2015 compared to $10.7 million for the same period in 2014. The decrease in cash used is due to the completion of the Effective Companies acquisition in April 2014 in which we used $8.7 million of cash.

Cash used in financing activities was $8.7 million for the nine months ended September 30, 2015 compared to $2.5 million for the same period in 2014. The increase in cash used in financing activities is primarily due a $3.5 million increase in share repurchases and a $10.0 million increase in long-term debt repayments offset by a $7.6 million increase in proceeds from short-term borrowings in the nine months ended September 30, 2015 compared to the same period in 2014.

Debt

On September 2, 2014, we entered into a Fourth Amended and Restated Financing and Security Agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility up to a maximum principal amount of $65 million expiring on October 31, 2018 and for a term loan in the principal amount of $40 million maturing on October 31, 2017, and is secured by substantially all of our assets.

The maximum interest rate on the Credit Agreement is the daily one-month LIBOR market index rate plus 2.50%. Based on our financial performance, the interest rate can be reduced to a minimum rate of the daily one-month LIBOR market index rate plus 1.25%, with the rate being determined based on our maximum leverage ratio for the preceding four quarters. Each unpaid advance on the revolving loan will bear interest until repaid. The term loan is payable in monthly installments equal to $1.1 million plus applicable interest, beginning on November 1, 2014 and ending on October 31, 2017. We may prepay the term loan or the revolving loan, in whole or in part, at any time without premium or penalty, subject to certain conditions. Amounts repaid or prepaid on the term loan may not be reborrowed.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our and our subsidiaries’ (subject to certain exceptions) ability to, among other things, grant liens, make investments, incur indebtedness, merge or consolidate, dispose of assets, make acquisitions. We are also required to maintain compliance with a minimum fixed charge coverage ratio of 2.0 to 1.0 and a maximum leverage ratio of 2.25 to 1.0. As of September 30, 2015, our fixed coverage charge ratio was 2.1 to 1.0 and our leverage ratio was 1.3 to 1.0, all of which were in compliance with the Credit Agreement.

As of September 30, 2015, our total long-term debt outstanding under the term loan was $27.8 million. In addition, there were $32.9 million of borrowings outstanding and $31.5 million of available borrowings under the Credit Agreement. For the nine months ended September 30, 2015, the weighted average interest rate on our borrowings was 2.0%.

Off-Balance Sheet Commitments

As of September 30, 2015, we did not have any off-balance sheet commitments except for operating leases and letters of credit entered into in the normal course of business.

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

Internal Control Over Financial Reporting

During the quarter ended September 30, 2015, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d—15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

The Company has no material changes to the disclosure on this matter made in its Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the Company's share repurchase activity for the three months ended September 30, 2015:

	Issuer Purchases of Equity Securities
	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
Month
July 1 - 31, 2015	—		$—	—	$13,899,000
August 1 - 31, 2015	182,287	(2)	$25.05	165,865	$9,740,000
September 1 - 30, 2015	56,109	(2)	$23.84	55,803	$8,406,000

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

(2)
Includes shares surrendered by employees to satisfy minimum tax withholding obligations on restricted stock units which vested and shares surrendered to exercise stock options and satisfy the related minimum tax withholding obligations during the third quarter of 2015.

Item 6.	Exhibits

10.1
First Amendment, dated September 28, 2015, to Fourth Amended and Restated Financing and Security Agreement, dated September 2, 2014, by and between GP Strategies Corporation as Borrower and Wells Fargo Bank, National Association, as Lender.*

31.1
Certification of Chief Executive Officer of the Company dated October 29, 2015 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification of Executive Vice President and Chief Financial Officer of the Company dated October 29, 2015 pursuant to Securities and Exchange Act Rule 13d-14(a)/15(d-14(a), as adopted pursuant to Section 302 and 404 of the Sarbanes-Oxley Act of 2002.*

32.1
Certification of Chief Executive Officer and Chief Financial Officer of the Company dated October 29, 2015 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101
The following materials from GP Strategies Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.*

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GP STRATEGIES CORPORATION

October 29, 2015	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

October 29, 2015	/s/ Sharon Esposito-Mayer
Sharon Esposito-Mayer
Executive Vice President and Chief Financial Officer