Form 10-K
period 2015-12-31
GP STRATEGIES CORP
filed 2016-02-25
CIK 70415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).    Yes  ☐  No  ☒
The aggregate market value of the outstanding shares of the Registrant’s Common Stock, par value $.01 per share, held by non-affiliates as of June 30, 2015 was approximately $434,631,000.
The number of shares outstanding of the registrant’s Common Stock as of February 18, 2016:

Class	Outstanding
Common Stock, par value $.01 per share	16,727,880 shares

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated herein by reference into Part III hereof.

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

We are a leading independent provider of customized training solutions focused on performance improvement initiatives for our clients. We also provide consulting, engineering and technical services which enhance our customized training capabilities and diversify our service offerings. We have global execution capabilities and provide services to a large customer base across a broad range of industries in over 45 countries. We serve leading companies in the automotive, financial services and insurance, steel, oil and gas, power, chemical, electronics and technology, manufacturing, software, retail, healthcare and food and beverage industries, as well as government agencies. We have nearly five decades of experience in developing solutions to optimize workforce performance by providing services and products to our clients that assist them in successfully aligning their employees, processes and technologies.

Over the last several years, we have focused on building our custom training business through internal growth and the acquisition of complementary businesses. We began executing our acquisition strategy in 2006 and have since completed over 25 acquisitions to strengthen our capabilities in specific training and technical service areas, expand our global presence, and increase our customer base and market sector reach.  As a result, we’ve added product sales training and leadership training, and strengthened our e-

Learning and content development expertise, while also expanding further within Europe and Asia Pacific. Our acquisitions have also expanded our market sector reach, added new customers and enhanced our service offerings through the addition of new complementary services. We also invested in global expansion through the establishment of over a dozen new subsidiaries in select countries since 2013 to support new global outsourcing contracts. We believe our expanded infrastructure and the ability to deliver globally will allow us to better support our existing client base as well as win new business for our comprehensive service offerings.

Operating Segments

As of December 31, 2015, we operated through four reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing, and (iv) Performance Readiness Solutions. Each of our reportable segments represents an operating segment under U.S. GAAP. We are organized by operating group primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, tax, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

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

Learning Solutions. The Learning Solutions segment delivers training, curriculum design and development, e-Learning services, system hosting, training business process outsourcing and consulting services globally. This segment serves large companies in the electronics and semiconductors, healthcare, software, financial services and other industries as well as government agencies. This segment also provides apprenticeship and vocational skills training funded by an agency of the United Kingdom government. The ability to deliver a wide range of training services on a global basis allows this segment to take over the entire learning function for the client, including their training personnel.

Professional & Technical Services. The Professional & Technical Services segment provides training, consulting, engineering and technical services, including lean consulting, emergency preparedness, safety and regulatory compliance, chemical demilitarization and environmental services primarily to large companies in the manufacturing, steel, pharmaceutical energy and petrochemical industries; federal and state government agencies; and large government contractors. Our proprietary EtaPROTM Performance and Condition Monitoring System provides a suite of real-time software solutions for power generation facilities and is installed on power-generating units across the world. In addition to providing custom training solutions, this segment provides web-based training through our GPiLEARNTM portal, which offers a variety of courses to power plant personnel in the U.S. and other countries. This segment also provides services to users of alternative fuels, including designing and constructing liquefied natural gas (LNG), liquid to compressed natural gas (LCNG) and hydrogen fueling stations, as well as supplying equipment.

Sandy Training & Marketing. The Sandy Training & Marketing segment provides custom product sales training and has been a leader in serving manufacturing customers in the U.S. automotive industry for over 30 years. Sandy provides custom product sales training designed to better educate customer sales forces with respect to new vehicle features and designs, in effect rapidly increasing the sales force knowledge base and enabling them to address detailed customer queries. Furthermore, Sandy helps our clients assess their customer relationship marketing strategy and connect with their customers on a one-to-one basis including through custom publications. This segment also provides technical training services to automotive manufacturers as well as customers in other industries.

Performance Readiness Solutions. This segment provides performance consulting and technology consulting services, including platform adoption, end-user training, change management, knowledge management, customer product training outsourcing, training content development and sales enablement solutions. This segment also offers organization performance solutions, including leadership development training and employee engagement tools and services. Industries served include manufacturing, aerospace, healthcare, life sciences, consumer products, financial, telecommunications and higher education as well as government agencies.

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

•
Learning & Training Outsourcing. We offer a wide range of training business process outsourcing (“BPO”) services, including design, delivery and global management of comprehensive learning programs for national and multinational businesses and government organizations. We can deliver our services individually or as a complete, integrated training solution. Solutions include the management of our customers’ training departments, as well as administrative processes, such as tuition assistance program management, vendor management, call center/help desk administration and learning management system (LMS) administration. Our services encompass a wide spectrum of learning engagements ranging from focusing on a single aspect of a learning process to multi-year contracts where we manage the learning infrastructure of our customer. In addition, we automate a large amount of our customers’ tuition reimbursement programs by utilizing our own proprietary software.

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

•
Information Technology. Consulting services include IT consulting and platform adoption services, system selection consulting, operations continuity assessment, planning, training and procedure development.

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

Engineering and Technical Services. Our staff includes civil, mechanical and electrical engineers who are equipped to provide engineering, technical support services, consulting expertise, design capabilities and evaluation services. Our engineering customers typically operate in technically complex industries such as oil and gas, power, chemical, aerospace, transportation and manufacturing industries. Our engineering services support facilities, processes and systems in multiple capacities, including:

•
Power Plant Performance. We deliver multiple solutions to optimize power plant assets and mitigate risk. We have also developed proprietary products to support the power industry, including our EtaPROTM software, installed in nearly every electricity-generating power plant in North America, as well as our Virtual Plant™ and other software applications for the power generation industry.

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

•
Environmental Services. We provide environmental engineering services, including the development and management of site environmental remediation plans and perform other services in regard to air and water quality, hazardous waste and the stewardship of natural resources.

Competitive Strengths

We believe our key competitive strengths include:

Global Delivery and Single-Source Custom Training Solutions Provider. We believe we are one of the largest independent single-source custom training solutions providers with the capability of delivering on a global basis in the markets in which we compete. We provide business process outsourcing solutions spanning the full life-cycle of the training process, including the management of training departments and administrative processes for our customers. We believe that the breadth of our service and product offerings, which encompass fully integrated training business process outsourcing solutions as well as discrete services, allows us to better serve the needs of our clients by providing them with a single-source solution for custom training, consulting and technical and engineering services. We believe that the integration of our services into a single platform, together with our global presence and delivery capabilities, allows our customers to leverage an enterprise-wide solution to address their performance improvement needs in a way that streamlines their internal operations, improves the speed and efficiency at which critical know-how is disseminated on a firm-wide basis, and enables them to achieve their desired performance improvement goals.

Outstanding Reputation in the Industry. We have continued to build an outstanding reputation in the training industry through the delivery of exceptional training solutions and have received numerous awards. In 2015, for the twelfth consecutive year, Training Industry, Inc., an industry trade organization, selected us as one of the Top 20 Companies in Training Outsourcing, and for the eighth consecutive year selected us as one of the Top Sales Training Companies. During 2015, Training Industry, Inc. also selected us as a Top 20 Workforce Development Company, Top 20 Leadership Training Company, Top 20 Content Development Company, Top 20 IT Training Company and a Top 20 Gamification Company. We also won other industry awards including a prestigious “Leadership 500 Excellence” award from HR.com for the eighth consecutive year, nine Brandon Hall Excellence in Learning Awards, an award of Excellence for Best Outsourced Learning Services Provider from Elearning! magazine and Top 500 Design Firm by Engineering News Record.

Scalable Technology Platform. Our training programs are delivered both online and in classroom settings. We have the ability to work with outside information technology (IT) vendors in combination with our own proprietary software in order to deliver a scalable technology platform capable of addressing training needs of various size and commitment, ranging from a one-time project to a multi-year training program.

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

Well Positioned to Capitalize on the Large Product Sales Training Market. We believe that the introduction of new products with advanced features, combined with the growing amount and accessibility of information available to consumers, requires companies to maintain a highly skilled and technologically current sales force to most effectively capture customer interest and confidence. In-house implementation of product sales training programs can be expensive and time-consuming as these programs typically involve significant levels of face-to-face training, in some cases across a large global sales force. In addition, product sales training tends to be a continuous process, as the pace of new products and features in many cases requires year-round updating of the sales force. We believe we have one of the industry’s leading product sales training platforms, and are well positioned to benefit from increased training outsourcing as companies look for ways to reduce costs.

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

Contracts

We currently perform under fixed price (including fixed-fee per transaction), time-and-materials and cost-reimbursable contracts.
The following table illustrates the percentage of our total revenue attributable to each type of contract for the year ended December 31, 2015:

Fixed fee per transaction	45%
Fixed price	20
Time-and-materials, including fixed rate	32
Cost-reimbursable	3
Total revenue	100%

Fixed price contracts (Including fixed-fee per transaction) provide for payment to us of pre-determined amounts as compensation for the delivery of specific products or services, without regard to the actual costs incurred. We bear the risk that increased or unexpected costs required to perform the specified services may reduce our profit or cause us to sustain a loss, but we have the opportunity to derive increased profit if the costs required to perform the specified services are less than expected. Fixed price contracts generally permit the client to terminate the contract on written notice; in the event of such termination we would typically be paid a proportionate amount of the fixed price.

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

International

We conduct our business globally and outside the United States primarily through our wholly owned subsidiaries. We may continue to create new subsidiaries as our business expands. Through these subsidiaries, we are capable of providing substantially the same services and products as are available to clients in the United States, although modified as appropriate to address the language, business practices and cultural factors unique to each client and country. In combination with our subsidiaries, we are able to coordinate the delivery to multi-national clients of services and products that achieve consistency on a global, enterprise-wide basis.  Revenue from operations outside the United States represented approximately 30% and 24% of our consolidated revenue for the years ended December 31, 2015 and 2014, respectively (see Note 12 to the accompanying Consolidated Financial Statements).

Customers

During 2015, we provided services to over 500 customers. Significant customers include multinational automotive manufacturers, such as General Motors Company, Hyundai Motor Company, Jaguar Land Rover, Ford Motor Company and Fiat North America LLC; financial services companies such as HSBC, Bank of America, SunTrust Banks and PNC Bank; governmental agencies, such as the U.S. Department of Defense, U.S. Department of Commerce, U.S. Office of Personnel Management and the Skills Funding Agency in the United Kingdom; U.S. Government prime contractors, such as Bechtel National, Inc. and URS Corporation; commercial electric power utilities, such as Eskom, Southern Company and MidAmerican Energy; and other large multinational companies, such as Microsoft, CIGNA Corporation, Rockwell Automation, Network Appliance, Cisco Systems, Inc., Texas Instruments, Lowe’s Companies, Inc., General Electric, United Technologies Corporation and United States Steel Corporation. During the year ended December 31, 2015, we provided services to 152 customers in the Fortune 500 and 119 customers in the Global Fortune 500.

We have a market concentration of revenue in both the automotive sector and the financial services & insurance sector. Revenue from the automotive industry accounted for approximately 19%, 14% and 16% of our consolidated revenue for the years ended December 31, 2015, 2014 and 2013, respectively. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 12% of our consolidated revenue for the year ended December 31, 2015. As of December 31, 2015 accounts receivable from a single automotive customer totaled $10.0 million, or 11% of our consolidated accounts receivable balance. Revenue from the financial services & insurance industry accounted for approximately 21%, 18% and 11% of our consolidated revenue for the years ended December 31, 2015, 2014 and 2013, respectively. Beginning in 2015, we have a concentration of revenue from a single financial services customer, which accounted for approximately 14% of our consolidated revenue for the year ended December 31, 2015. As of December 31, 2015, billed and unbilled accounts receivable from a single financial services customer totaled $27.6 million, or 20%, of our consolidated accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts balances. No other single customer accounted for more than 10% of our consolidated revenue in 2015 or consolidated accounts receivable balance as of December 31, 2015.

We believe the nature of our business, which includes established relationships with our clients, average project durations of approximately nine months, as well as many long term contracts with our customers, provides us with a platform from which to drive revenues and gives us visibility into our future performance. We have long-standing relationships with many of our clients, with over 85% of our top 25 clients having used our services for five or more years. Additionally, over 90% of our annual revenue is generated from client relationships that existed in the prior year. We also had a backlog for services under executed contracts of $239.1 million as of December 31, 2015, most of which we anticipate will be recognized as revenue during 2016.

Employees

Our principal resource is our personnel. As of December 31, 2015, we had approximately 3,250 employees. We also utilize additional adjunct instructors and consultants as needed. Our future success depends to a significant degree upon our ability to continue to attract, retain and integrate into our operations instructors, engineers, technical personnel and consultants who possess the skills and experience required to meet the needs of our clients.

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

Competition

We face a highly competitive environment. The principal competitive factors are the experience and capability of service personnel, performance, quality and functionality of products, reputation and price. The training industry is large, highly fragmented and competitive, with low barriers to entry and no single competitor accounting for a significant market share. According to Training Magazine’s 2015 Training Industry Report, U.S. training expenditures totaled $70.6 billion in 2015, including payroll and spending on external products and services. Our competitors include several large publicly traded and privately held companies, vocational and technical training schools, degree-granting colleges and universities, continuing education programs and thousands of small privately held training providers and individuals. In addition, many of our clients maintain internal training departments, which have the resources and ability to provide the same or similar services in-house. Some of our competitors offer services and products at lower prices, and some competitors have significantly greater financial, managerial, technical, marketing and other resources. Moreover, we expect to face additional competition from new entrants into the training and performance improvement market due, in part, to the evolving nature of the market and the relatively low barriers to entry. There can be no assurance that we will be successful against such competition.

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

Backlog

Our backlog for services under executed contracts and subcontracts was approximately $239.1 million and $234.1 million as of December 31, 2015 and 2014, respectively. We anticipate that most of our backlog as of December 31, 2015 will be recognized as revenue during 2016. However, the rate at which services are performed under certain contracts, and thus the rate at which backlog will be recognized, may be at the discretion of the client and most contracts are, as mentioned above, subject to termination by the client upon written notice.

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

Our revenue and financial condition could be adversely affected by the loss of business from significant customers, including financial services institutions and automotive manufacturers.

During the years ended December 31, 2015, 2014 and 2013, revenue from our customers in the financial services & insurance sector accounted for approximately 21%, 18% and 11%, respectively, of our consolidated revenue. In addition, our largest client is a financial services institution. Beginning in 2015, we have a concentration of revenue from this customer, which accounted for approximately 14% of our consolidated revenue for the year ended December 31, 2015. As of December 31, 2015, billed and unbilled accounts receivable from this customer totaled $27.6 million, or 20%, of our consolidated accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts balances. A default in payment from this client or a decline in the volume of business from this client and other major financial services customers could adversely affect our business and financial condition.

During the years ended December 31, 2015, 2014 and 2013, revenue from our customers in the automotive industry accounted for approximately 19%, 14% and 16%, respectively, of our consolidated revenue.  As of December 31, 2015 accounts receivable from a single automotive customer totaled $10.0 million, or 11% of our consolidated accounts receivable balance. Historically, U.S. auto manufacturers have been negatively impacted during times of economic downturns and recession, resulting in significant reductions in vehicle sales requiring the auto manufacturers to cut costs. A decline in the volume of business from automotive customers could adversely affect our business and financial condition.

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

On July 2, 2013, we entered into an agreement (the “Global Master Agreement”) with HSBC Holdings plc (“HSBC”) to provide global learning services. The Global Master Agreement establishes a contractual framework pursuant to which we and certain of our wholly owned subsidiaries have entered into local services agreements with certain members of HSBC’s group of companies in respect of countries in which the learning services are to be provided by us. The initial term of the Global Master Agreement is three years. In January 2016, we announced that HSBC exercised its option to extend the Global Master Agreement for two additional years.

The Global Master Agreement requires us and our subsidiaries that are parties to local services agreements to identify over $10 million in total global savings on HSBC’s learning expenses, ranging from $1 million to $4 million per calendar year over the initial three year term. This obligation is applicable only if we and our subsidiaries receive, globally, revenue of at least $30 million per year for each of the first three contract years. We are required to pay HSBC the shortfall, if any, for any calendar year, between the savings realized and the savings guaranteed for that year. For 2013, 2014 and 2015, we identified savings in excess of the amounts guaranteed for those years.

The Global Master Agreement includes certain minimum service level requirements that we must meet or exceed. If we fail to meet a given performance standard, HSBC will, in certain circumstances, receive a credit against the charges otherwise due.

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

HSBC has the right to terminate the Global Master Agreement and the relevant HSBC contracting party has the right to terminate any local services agreement to which it is a party, in whole or in part, for, among other things, convenience on three months’ written notice.

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

As of December 31, 2015, we had goodwill of $122.0 million and other intangible assets of $6.2 million in connection with acquisitions. In accordance with U.S. GAAP, goodwill is reviewed annually for impairment unless circumstances or events indicate that an impairment test should be performed sooner to determine if there has been any impairment to value.  The review for impairment is based on several factors requiring judgment. A decrease in expected cash flows or change in market conditions, among other things, may indicate potential impairment of recorded goodwill. We tested our goodwill at the reporting unit level as of December 31, 2015 and 2014 and there was no indication of impairment.

Our acquisitions in recent years have not involved the acquisition of significant tangible assets and, as a result, a significant portion of the purchase price in each case was allocated to goodwill and other intangible assets. We will continue to test for impairment on an annual basis or on an interim basis if events and circumstances indicate a possible impairment. However, we may incur material goodwill or other intangible asset impairment charges in the future related to past acquisitions.

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

•
the volume of publications shipped by our Sandy Training & Marketing segment each quarter, because revenue and cost of publications contracts are recognized in the quarter during which the publications ship;

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

As of December 31, 2015, Sagard beneficially owned 3,516,274 shares or 20.8% of our outstanding common stock. In addition, until Sagard owns less than certain specified amounts of common stock or certain other conditions have been met, Sagard is entitled to designate an individual to serve on our board of directors. As a result, Sagard may exert influence over our decision to enter into any corporate transaction or with respect to any transaction that requires the approval of stockholders, regardless of whether other stockholders believe that the transaction is in their own best interests. This could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders.

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

We are a party to fixed price contracts and may enter into similar contracts in the future, which could result in reduced profits or losses if we are not able to accurately estimate or control costs or meet specific service levels.

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

Also, many of our contracts include clauses that tie our compensation to the achievement of agreed-upon performance standards. If we fail to satisfy these measures, it could significantly reduce or eliminate our fees under the contracts. Clients also often have the right to terminate a contract and pursue damage claims under the contract for serious or repeated failure to meet these service commitments. These provisions could increase the variability in revenues and margins earned on those contracts.

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

Our backlog for services under executed contracts (including subcontracts and purchase orders) was approximately $239.1 million, $234.1 million and $239.5 million as of December 31, 2015, 2014 and 2013, respectively.  There can be no assurance that the revenues projected in our backlog will be realized or, if realized, will result in profits.  Further, contract terminations or reductions in the original scope of contracts reflected in our backlog might occur at any time as discussed below in more detail.

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

Many of our contracts involve subcontracts or agreements with other companies upon which we rely to perform a portion of the services or products we must provide to our customers.  There is a risk that we may have disputes with these third parties, including disputes regarding the quality and timeliness of services or work provided by the third party, customer concerns about the third party, our failure to extend existing task orders or issue new task orders under a contract with a third party or our hiring of personnel of a third party.  A failure by one or more of third parties on whom we rely to satisfactorily provide, on a timely basis, the agreed upon services or products may materially and adversely impact our ability to perform our obligations to our customer. Third party performance deficiencies could expose us to liability and have a material adverse effect on our ability to compete for future contracts and orders.

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

Our databases contain confidential data of our clients and our clients’ customers, employees and vendors, including sensitive personal data.  As a result, we are subject to numerous laws and regulations designed to protect this information, such as the national laws implementing the European Union Directive on Data Protection and various U.S. federal and state laws governing the protection of health or other personally identifiable information. These laws and regulations are increasing in complexity and number, change frequently and sometimes conflict among the various countries in which we operate. A party, including our employees, who is able to circumvent our security measures could misappropriate such confidential information or interrupt our operations.  Many of our contracts require us to comply with specific data security requirements.  If we are unable to maintain our compliance with these data security requirements or any person, including any of our current or former employees, penetrates our network security or misappropriates sensitive data, we could be subject to significant liabilities to our clients for breaching these data security requirements or other contractual confidentiality provisions.  These liabilities might not be subject to a contractual limit of liability or an exclusion of consequential or indirect damages and could be significant. Furthermore, unauthorized disclosure of sensitive or confidential data of our clients or other parties, whether through breach of our computer systems, systems failure or otherwise, could also damage our reputation and cause us to lose existing and potential clients.  We may also be subject to civil actions, regulatory enforcement actions, and criminal prosecution for breaches related to such data or need to expend significant capital and other resources to continue to protect against security breaches or to address any problem they may cause. In addition, our liability insurance, which includes cyber insurance, might not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.

Our international sales and operations expose us to various political and economic risks, which could have a material adverse effect on our business, results of operations and financial condition.

Our revenue outside of the U.S. was approximately 30%, 24% and 20% of our total revenue for the years ended December 31, 2015, 2014 and 2013, respectively. We conduct our business globally.  We established over a dozen new subsidiaries in select countries since 2013 to support new global outsourcing contracts. We may continue to expand our global operations into countries other than those in which we currently operate.  It could also involve expanding into less developed countries, which may have less political, social or economic stability and less developed infrastructure and legal systems.  International sales and operations might be subject to a variety of risks, including:

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

Approximately 30% of our revenue for the year ended December 31, 2015 was denominated in foreign currencies. British Pound Sterling-denominated revenue represented approximately 20% of our revenue for the year ended December 31, 2015.  As a result, changes in the exchange rates of foreign currencies to the U.S. Dollar will affect our reported consolidated U.S. dollar revenue, cost of revenue and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted.

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

Item 1B:        Unresolved Staff Comments

None.

Item 2:           Properties

We do not own any significant real property, but we and our subsidiaries lease an aggregate of approximately 496,000 square feet of primarily office and related space at various locations throughout the United States and Europe and other countries in which we have operations. We occupy approximately 64,000 square feet in an office building in Columbia, Maryland for our corporate headquarters under a lease which expires in 2025, and approximately 60,000 square feet in an office building in Troy, Michigan under a lease which expires in 2018.

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

	2015
Quarter	High	Low
First	$37.85	$31.01
Second	37.50	29.73
Third	35.39	22.07
Fourth	28.59	22.57

	2014
Quarter	High	Low
First	$30.88	$25.26
Second	28.52	23.14
Third	29.36	23.06
Fourth	34.34	27.40

The number of shareholders of record of our common stock as of February 18, 2016 was 697. Shares of our common stock that are registered in the name of a broker or other nominee are listed as a single shareholder on our record listing, even though they are held for a number of individual shareholders. As such, our actual number of shareholders is higher than the number of shareholders of record.

We have not declared or paid any cash dividends on our common stock during the two most recent fiscal years. We do not anticipate paying cash dividends on our common stock in the foreseeable future and intend to retain future earnings to finance the growth and development of our business.

Performance Graph

The following graph assumes $100 was invested on December 31, 2010 in GP Strategies Common Stock, and compares the share price performance with the NYSE Market Index and a peer group index which consists of the companies included in Standard Industrial Classification (SIC) 8200, Educational Services.  Values are as of December 31 of the specified year assuming that all dividends were reinvested.

         *$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
         Fiscal year ending December 31.

Company / Index	Year ended December 31,
Name	2010	2011	2012	2013	2014	2015
GP Strategies Corp.	$100.00	$131.64	$201.66	$290.92	$331.35	$245.21
NYSE Market Index	100.00	96.16	111.53	140.85	150.35	144.21
Peer Group Index	100.00	89.68	56.10	86.32	82.65	69.18

Issuer Purchases of Equity Securities

The following table provides information about our share repurchase activity for the three months ended December 31, 2015:

	Issuer Purchases of Equity Securities
Month	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under the program (1)
October 1 - 31, 2015	452 (2)	$25.00	—	$8,406,000
November 1 - 30, 2015	126,668 (2)	$26.09	93,609	$5,963,000
December 1 - 31, 2015	146,849 (2)	$25.62	128,161	$14,010,000

(1)
Represents shares repurchased in the open market in connection with our share repurchase program under which we may repurchase shares of our common stock from time to time in the open market subject to prevailing business and market conditions and other factors. There is no expiration date for the repurchase program. In December 2015, the Company's Board of Directors authorized an increase to the share repurchase program of $15 million, replacing the existing authorization.

(2)
Includes shares surrendered to satisfy tax withholding obligations on restricted stock units which vested during these periods and shares surrendered to exercise stock options and satisfy the related tax withholding obligations.

Item 6:           Selected Financial Data

The selected financial data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our consolidated financial statements and the notes thereto included elsewhere in this report. Our consolidated statement of operations data for the years ended December 31, 2015, 2014, and 2013 and our consolidated balance sheet data as of December 31, 2015 and 2014 have been derived from our audited consolidated financial statements included elsewhere in this report. Our consolidated statement of operations data for the years ended December 31, 2012 and 2011 and our consolidated balance sheet data as of December 31, 2013, 2012, and 2011 have been derived from audited consolidated financial statements which are not presented in this report.

	Years ended December 31,
Statement of Operations Data	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)
Revenue	$490,280	$501,867	$436,689	$401,572	$333,167
Gross profit	81,992	89,575	76,265	71,971	56,634
Interest expense	1,381	833	366	269	209
Income before income taxes	29,623	42,823	38,488	35,802	28,391
Net income	18,789	27,098	23,756	22,688	17,860
Diluted earnings per share	1.09	1.43	1.23	1.18	0.94

	December 31,
Balance Sheet Data	2015	2014	2013	2012	2011
	(In thousands, except per share amounts)
Cash and cash equivalents	$21,030	$14,541	$5,647	$7,761	$4,151
Short-term borrowings	34,084	20,799	407	—	—
Working capital	40,322	43,537	58,730	49,146	35,958
Total assets	302,350	305,452	280,156	244,434	211,576
Long-term debt, including current maturities	24,444	37,777	—	—	—
Stockholders’ equity	158,344	151,725	193,027	167,337	143,394

Item 7:           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto for the year ended December 31, 2015 which are located in Item 8 of this report.

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

As of December 31, 2015, we operated through four reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing, and (iv) Performance Readiness Solutions. Each of our reportable segments represents an operating segment under U.S. GAAP. We are organized by operating group primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, tax, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

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

Learning Solutions. The Learning Solutions segment delivers training, curriculum design and development, e-Learning services, system hosting, training business process outsourcing and consulting services globally. This segment serves large companies in the electronics and semiconductors, healthcare, software, financial services and other industries as well as government agencies. This segment also provides apprenticeship and vocational skills training funded by an agency of the United Kingdom government. The ability to deliver a wide range of training services on a global basis allows this segment to take over the entire learning function for the client, including their training personnel.

Professional & Technical Services. The Professional & Technical Services segment provides training, consulting, engineering and technical services, including lean consulting, emergency preparedness, safety and regulatory compliance, chemical demilitarization and environmental services primarily to large companies in the manufacturing, steel, pharmaceutical energy and petrochemical industries; federal and state government agencies; and large government contractors. Our proprietary EtaPROTM Performance and Condition Monitoring System provides a suite of real-time software solutions for power generation facilities and is installed on power-generating units across the world. In addition to providing custom training solutions, this segment provides web-based training through our GPiLEARNTM portal, which offers a variety of courses to power plant personnel in the U.S. and other countries. This segment also provides services to users of alternative fuels, including designing and constructing liquefied natural gas (LNG), liquid to compressed natural gas (LCNG) and hydrogen fueling stations, as well as supplying equipment.

Sandy Training & Marketing. The Sandy Training & Marketing segment provides custom product sales training and has been a leader in serving manufacturing customers in the U.S. automotive industry for over 30 years. Sandy provides custom product sales training designed to better educate customer sales forces with respect to new vehicle features and designs, in effect rapidly increasing the sales force knowledge base and enabling them to address detailed customer queries. Furthermore, Sandy helps our clients assess their customer relationship marketing strategy and connect with their customers on a one-to-one basis including through custom publications. This segment also provides technical training services to automotive manufacturers as well as customers in other industries.

Performance Readiness Solutions. This segment provides performance consulting and technology consulting services, including platform adoption, end-user training, change management, knowledge management, customer product training outsourcing, training content development and sales enablement solutions. This segment also offers organization performance solutions, including leadership development training and employee engagement tools and services. Industries served include manufacturing, aerospace, healthcare, life sciences, consumer products, financial, telecommunications and higher education as well as government agencies.

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

Expand global platform. We believe international markets offer growth opportunities for our services. We established over a dozen new subsidiaries in select countries since 2013 to support new global outsourcing contracts.We intend to leverage our enhanced infrastructure as well as to further establish our global platform in order to deliver our comprehensive offerings to new and existing clients on a global basis. In our experience, many of our clients are seeking access to additional international markets and as such we intend to enhance our international capabilities. In order to support their business expansion we are providing employee training solutions across organizations in different countries and different languages, while maintaining quality and consistency in the overall training program. By moving into specific international markets with our existing clients, we are able to not only deepen our relationships with those clients, but are also able to develop expertise in those markets that we can leverage to additional customers. We believe that following this strategy provides us with opportunities to gain access to international markets with established client relationships in those markets.

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

Significant Events

Modified "Dutch auction" Tender Offer

In September 2014, we conducted a modified "Dutch auction" tender offer to repurchase for cash shares of our common stock. The tender offer resulted in the Company accepting for payment an aggregate of 2,127,706 shares of its common stock at a purchase price of $29.00 per share, for an aggregate cost of approximately $61.7 million, excluding fees and expenses of $1.2 million in connection with the tender offer. The total amount of shares purchased in the tender offer represented approximately 11.1% of our issued and outstanding shares as of September 29, 2014. The transaction closed on October 3, 2014. To fund the share repurchase, we used borrowings under an amended Credit Agreement which is discussed in more detail in Note 5 to the accompanying consolidated financial statements. As a result of the tender offer, we had approximately 17,086,145 common shares issued and outstanding as of October 3, 2014.

Share Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors.  During the years ended December 31, 2015, 2014 and 2013, we repurchased approximately 477,000, 147,000 and 67,000 shares, respectively, of our common stock in the open market for a total cost of approximately $12.3 million, $3.7 million and $1.7 million, respectively. In December 2015, our Board of Directors authorized an increase to the share repurchase program of $15 million, replacing the existing authorization. As of December 31, 2015, there was approximately $14.0 million available for future repurchases under the buyback program. There is no expiration date for the repurchase program.

Acquisitions

We did not complete any acquisitions in 2015. Below is a summary of the acquisitions we completed during 2014 and 2013. See Note 2 to the accompanying Consolidated Financial Statements for further details, including the purchase price allocations.

2014 Acquisition

On April 1, 2014, we completed the acquisition of Effective People and Effective Learning (the "Effective Companies"), providers of human capital management (HCM) solutions, including sales and support of the full SAP SuccessFactors Business Education (BizX) Platform, eLearning and blended learning solutions, as well as recruitment and employee development services. The Effective Companies are headquartered in Copenhagen, Denmark. The upfront purchase price was $9.0 million which was paid in cash at closing. In addition, the purchase agreement requires up to an additional $5.7 million of consideration, contingent upon the achievement of certain earnings targets during the two twelve-month periods following completion of the acquisition. We paid $2.6 million in 2015 with respect to the first twelve-month period following completion of the acquisition. The contingent consideration for the second twelve-month period following the acquisition will be calculated and paid during the second quarter of 2016. The acquired Effective Companies business is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements beginning April 1, 2014.

2013 Acquisitions

Prospero

On May 31, 2013, we completed the acquisition of Prospero Learning Solutions (“Prospero”), a Canada-based provider of custom learning and content development solutions. The upfront purchase price for Prospero was $7.0 million which was paid in cash at closing. In addition, the purchase agreement requires up to an additional $4.7 million of consideration, contingent upon the achievement of certain earnings targets during the two twelve-month periods following completion of the acquisition, as defined in the purchase agreement. No contingent consideration was payable with respect to the two twelve-month periods following completion of the acquisition as the earnings targets were not achieved. The acquired Prospero business is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements since June 1, 2013.

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

Results of Operations

Operating Highlights

Year ended December 31, 2015 compared to the year ended December 31, 2014
During the year ended December 31, 2015, our revenue decreased $11.6 million, or 2.3%, to $490.3 million compared to $501.9 million for the year ended December 31, 2014. The net decline is largely attributable to a $30.0 million revenue decrease due to the completion of non-recurring alternative fuels projects in 2014 and an $11.3 million revenue decrease due to unfavorable changes in foreign currency exchange rates, partially offset by an increase in global training services. The changes in revenue and gross profit are discussed in further detail below by segment.

Operating income, the components of which are discussed in detail below, decreased $11.5 million or 26.3% during the year ended December 31, 2015. The net decrease in operating income was primarily due to a $7.6 million, or 8.5%, decrease in gross profit, a $0.6 million, or 1.4%, increase in selling, general & administrative expenses due to increased costs associated with global expansion, and a $1.8 million change in the gain/loss on change in fair value of contingent consideration. In addition, we implemented a cost savings initiative in the third quarter of 2015 to better align costs with revenues and improve our operating margins. In connection with this initiative, we incurred $1.6 million of restructuring costs during the year ended December 31, 2015, primarily consisting of severance expense.

For the year ended December 31, 2015, we had income before income taxes of $29.6 million compared to $42.8 million for the year ended December 31, 2014. Net income was $18.8 million, or $1.09 per diluted share, for the year ended December 31, 2015 compared to $27.1 million, or $1.43 per diluted share, for 2014. Diluted weighted average shares outstanding were 17.3 million for the year ended December 31, 2015 compared to 18.9 million for the year ended December 31, 2014. The decrease in shares outstanding is primarily due to the completion of the modified "Dutch auction" tender offer in October 2014 in which we repurchased 2.1 million shares of our outstanding common stock.

Revenue

	Years ended December 31,
	2015	2014
	(Dollars in thousands)
Learning Solutions	$207,039	$198,242
Professional & Technical Services	119,092	151,559
Sandy Training & Marketing	87,567	67,694
Performance Readiness Solutions	76,582	84,372
	$490,280	$501,867

Learning Solutions revenue increased $8.8 million or 4.4% during the year ended December 31, 2015 compared to 2014. The increase in revenue is due to the following:

•
A $13.4 million net increase in e-Learning content development and training business process outsourcing (BPO) services primarily attributable to a global outsourcing contract with a financial services client;

•	A $1.9 million increase attributable to the Effective Companies acquisition completed in April 2014; and

•	A $2.1 million increase in UK government funded skills training services.

These revenue increases were offset by an $8.6 million decrease in revenue due to unfavorable changes in exchange rates.

Professional & Technical Services revenue decreased $32.5 million or 21.4% during the year ended December 31, 2015 compared to 2014. The decrease in revenue is due to the following:

•	A $30.0 million decrease due to the completion of non-recurring LNG projects by our alternative fuels business in 2014;

•	A $4.0 million net decrease in revenue from U.S. government clients due to project completions in 2014; and

•	A $2.4 million decrease in revenue due to unfavorable changes in exchange rates.

These decreases were partially offset by a $0.8 million net increase in our Energy business due to an increase in software sales offset by a decrease in training and technical services, a $0.9 million net increase in training and technical services for oil and gas clients, and a $2.0 million net increase in engineering and technical services for various other clients.

Sandy Training & Marketing revenue increased $19.9 million or 29.4% during the year ended December 31, 2015 compared to 2014. The net increase in revenue is due to an $18.3 million increase in magazine publications revenue due to a new publication contract with an automotive customer which began in the second quarter of 2015, and a $1.6 million net increase in training services for automotive customers.

Performance Readiness Solutions revenue decreased $7.8 million or 9.2% during the year ended December 31, 2015 compared to 2014. The net decrease is primarily due to a decline it its ERP implementation business due to project completions and a decline in training and consulting services for certain of its existing customers. In addition, unfavorable changes in foreign currency exchange rates resulted in a $0.3 million decrease in revenue during the year ended December 31, 2015 compared to 2014. The revenue decrease was partially offset by an increase in leadership development and training services.

Gross profit

	Years ended December 31,
	2015		2014
		% Revenue		% Revenue
	(Dollars in thousands)
Learning Solutions	$36,223	17.5%	$32,761	16.5%
Professional & Technical Services	23,621	19.8%	33,350	22.0%
Sandy Training & Marketing	11,321	12.9%	10,903	16.1%
Performance Readiness Solutions	10,827	14.1%	12,561	14.9%
	$81,992	16.7%	$89,575	17.8%

Learning Solutions gross profit of $36.2 million or 17.5% of revenue for the year ended December 31, 2015 increased by $3.5 million or 10.6% when compared to gross profit of $32.8 million or 16.5% of revenue for the year ended December 31, 2014. The increase in gross profit is due to the revenue increases noted above, a reduction in implementation costs incurred on a global outsourcing contract with a financial services client and an increase in gross profit and margin on UK government funded skills training services. These increases were offset by a $1.6 million decrease in gross profit due to unfavorable changes in foreign currency exchange rates.

Professional & Technical Services gross profit of $23.6 million or 19.8% of revenue for the year ended December 31, 2015 decreased by $9.7 million or 29.2% when compared to gross profit of approximately $33.4 million or 22.0% of revenue for the year ended December 31, 2014. The decrease in gross profit and margin is primarily due to the LNG project revenue decrease noted above, as well the decrease in revenue from U.S. government clients due to project completions in 2014.

Sandy Training & Marketing gross profit of $11.3 million or 12.9% of revenue for the year ended December 31, 2015 increased by $0.4 million or 3.8% when compared to gross profit of $10.9 million or 16.1% for the year ended December 31, 2014. Gross profit as a percentage of revenue decreased due to an increase in lower margin publication revenue on the new publication contract noted above which began in the second quarter of 2015. We anticipate that the gross margins in this segment will continue to be at this lower level as this lower margin publications revenue stream is expected to continue in 2016.

Performance Readiness Solutions gross profit of $10.8 million or 14.1% of revenue for the year ended December 31, 2015 decreased by $1.7 million or 13.8% when compared to gross profit of $12.6 million or 14.9% of revenue for the year ended December 31, 2014. The decrease in gross profit is primarily due to a decrease in revenue on higher margin projects which concluded compared to the other revenue streams in this segment.

Selling, general and administrative expenses

Selling, general and administrative expenses increased $0.6 million or 1.4% from $47.1 million for the year ended December 31, 2014 to $47.7 million for the year ended December 31, 2015. The increase is primarily due to a $2.4 million increase in labor and benefits expense due to international expansion during 2014 and $0.3 million in costs related to the settlement of a lawsuit in 2015. These increases were offset by a $1.6 million decrease in amortization expense due to certain intangible assets related to previously completed acquisitions becoming fully amortized and a $0.5 million decrease in bad debt expense.

Restructuring charges

During the third quarter of 2015, we implemented a cost savings initiative to better align costs with revenues and improve our operating margins. The initiatives include a workforce reduction, lease exit costs and other general expense controls. We recorded restructuring charges of $1.6 million for the year ended December 31, 2015 which primarily consisted of $1.4 million of severance expense which is expected to be substantially paid by the end of the first quarter of 2016. We also incurred an immaterial amount of lease termination costs during the third quarter of 2015. The total remaining liability under these restructuring activities was $0.5 million as of December 31, 2015 and is included in accounts payable and accrued expenses on the consolidated balance sheet. We expect these restructuring activities to be substantially completed by the end of the first quarter of 2016.

Gain (loss) on change in fair value of contingent consideration, net

During the years ended December 31, 2015 and 2014, we recognized a net loss of $0.4 million and a net gain of $1.4 million, respectively, on the change in fair value of contingent consideration related to acquisitions.  Changes in the fair value of contingent consideration obligations result from changes in discount periods, changes in the timing and amount of revenue and/or earnings estimates and changes in probability assumptions with respect to the likelihood of achieving the various earn-out criteria. See Note 2 to the Consolidated Financial Statements for a detailed discussion of the acquisitions we have completed and the changes in fair value of contingent consideration during the year ended December 31, 2015.

Interest expense

Interest expense increased $0.5 million from $0.8 million for the year ended December 31, 2014 to $1.4 million for the year ended December 31, 2015. The increase in interest expense is due to the increase in borrowings under our Credit Agreement primarily due to the completion of the modified "Dutch auction" tender offer in October 2014.

Other income (expense)

Other expense was $1.3 million compared to $0.2 million for the years ended December 31, 2015 and 2014, respectively, and consisted primarily of foreign currency losses offset by income from a joint venture and interest income in both years. During the year ended December 31, 2015, we had a $1.1 million increase in foreign currency losses compared to 2014. The foreign currency losses primarily relate to the effect of exchange rates on intercompany receivables and payables and third party receivables and payables that are denominated in currencies other than the functional currency of our legal entities.

Income taxes

Income tax expense was $10.8 million for the year ended December 31, 2015 compared to $15.7 million for the year ended December 31, 2014. The decrease in income tax expense is due to the decrease in income before income taxes during 2015 compared to 2014. Our effective income tax rate was 36.6% and 36.7% for the years ended December 31, 2015 and 2014, respectively. See Note 8 to the accompanying Consolidated Financial Statements for further information regarding income taxes.

As of December 31, 2015, we had approximately $34.1 million of accumulated undistributed earnings generated by our foreign subsidiaries. No provision has been made for income taxes that would be payable upon the distribution of such earnings since we intend to permanently reinvest these earnings. If these earnings were distributed in the form of dividends or otherwise, the distributions would be subject to U.S. federal income tax at the statutory rate of 35 percent, less foreign tax credits available to offset such distributions, if any. In addition, such distributions may be subject to withholding taxes in the various tax jurisdictions. Determination of the deferred income tax liability on undistributed earnings is not practicable due the complexities associated with calculating a liability which is dependent on future circumstances existing if and when a distribution occurs.

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
Revenue

	Years ended December 31,
	2014	2013
	(Dollars in thousands)
Learning Solutions	$198,242	$153,105
Professional & Technical Services	151,559	129,057
Sandy Training & Marketing	67,694	70,699
Performance Readiness Solutions	84,372	83,828
	$501,867	$436,689

Learning Solutions revenue increased $45.1 million or 29.5% during the year ended December 31, 2014 compared to 2013. The increase in revenue is due to the following:

•
A $36.1 million net increase in e-Learning content development and training business process outsourcing (BPO) services primarily attributable to a global outsourcing contract with a financial services client awarded in July 2013;

•
A $8.5 million increase attributable to acquisitions completed in 2013 and 2014, including $6.7 million from the Effective Companies acquisition completed in April 2014, and $1.8 million from the Prospero acquisition completed in May 2013; and

•	A $3.4 million increase in revenue due to favorable changes in foreign exchange rates.

These revenue increases were offset by a $2.9 million decrease in UK government funded skills training services.

Professional & Technical Services revenue increased $22.5 million or 17.4% during the year ended December 31, 2014 compared to 2013. The increase in revenue is due to the following:

•	A $14.5 million increase in our alternative fuels business unit due to completing LNG projects under contracts awarded in 2013;

•	A $5.2 million increase from the Lorien acquisition completed in June 2013;

•	A $4.0 million increase in training and technical services for oil and gas clients;
A $3.7 million net increase in revenue from U.S. government clients primarily related to project completion revenue which was not recurring in 2015; and

•	A $0.6 million one-time revenue adjustment relating to a final contract negotiation and close-out during the first quarter of 2014.

These increases were partially offset by a $4.5 million net decrease in software license sales and other engineering services and $1.0 million net decrease in training and technical services for various clients.

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

Performance Readiness Solutions revenue increased $0.5 million or 0.6% during the year ended December 31, 2014 compared to 2013 due to an increase in leadership development and training services partially offset by a net decrease in sales enablement and system implementation training services due to various project completions.

Gross profit

	Years ended December 31,
	2014		2013
		% Revenue		% Revenue
	(Dollars in thousands)
Learning Solutions	$32,761	16.5%	$29,039	19.0%
Professional & Technical Services	33,350	22.0%	24,713	19.1%
Sandy Training & Marketing	10,903	16.1%	10,748	15.2%
Performance Readiness Solutions	12,561	14.9%	11,765	14.0%
	$89,575	17.8%	$76,265	17.5%

Learning Solutions gross profit of $32.8 million or 16.5% of revenue for the year ended December 31, 2014 increased by $3.7 million or 12.8% when compared to gross profit of $29.0 million or 19.0% of revenue for the year ended December 31, 2013. Approximately $1.7 million of the increase in gross profit is attributable to the acquisitions we completed in 2013 and 2014. In addition, favorable changes in foreign exchange rates during 2014 compared to 2013 contributed to a $0.7 million increase in gross profit. The increase in gross profit was offset in part by start-up costs incurred on the implementation of a new global outsourcing contract with a financial services client and a decline in gross profit and margin in our UK government funded training business due to a decrease in revenue.

Professional & Technical Services gross profit of $33.4 million or 22.0% of revenue for the year ended December 31, 2014 increased by $8.6 million or 34.9% when compared to gross profit of approximately $24.7 million or 19.1% of revenue for the year ended December 31, 2013. The increase in gross profit is primarily due to the revenue increases noted above as well as a $2.0 million revenue and profit increase for non-recurring project completion bonuses in our government business in 2014, and a $0.6 million one-time revenue and profit adjustment relating to a final contract negotiation and close-out during the first quarter of 2014.

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

Performance Readiness Solutions gross profit of $12.6 million or 14.9% of revenue for the year ended December 31, 2014 increased by $0.8 million or 6.8% when compared to gross profit of $11.8 million or 14.0% of revenue for the year ended December 31, 2013. The increase in gross profit is primarily due to the revenue increases noted above as well as a reduction in costs in 2014 related to technology initiatives in 2013.

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

Income taxes
Income tax expense was $15.7 million for the year ended December 31, 2014 compared to $14.7 million for the year ended December 31, 2013. Our effective income tax rate was 36.7% and 38.3% for the years ended December 31, 2014 and 2013, respectively. The decrease in the effective income tax rate compared to 2013 is primarily due to an increase in benefits from the Domestic Production Deduction available under Internal Revenue Code (IRC) Section 199 which was not taken in previous years. During the third and fourth quarters of 2014, we completed a study to determine the Company's qualifying activities under IRC Section 199. As a result, we recorded income tax benefits totaling $0.9 million resulting from a claim for the Domestic Production Deduction on our 2013 U.S. Federal income tax return, and amended 2011 and 2012 Federal income tax returns. Excluding this income tax benefit, our effective income tax rate was 38.7% for the year ended December 31, 2014. See Note 8 to the accompanying Consolidated Financial Statements for further information regarding income taxes.

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

Liquidity and Capital Resources

Working Capital

For the year ended December 31, 2015, our working capital decreased $3.2 million from $43.5 million at December 31, 2014 to $40.3 million at December 31, 2015. We believe that cash generated from operations and borrowings available under our Credit Agreement ($29.3 million of available borrowings as of December 31, 2015) will be sufficient to fund our working capital and other requirements for at least the next twelve months.

As of December 31, 2015, the amount of cash and cash equivalents held outside of the U.S. by foreign subsidiaries was $21.0 million. At the present time, we do not anticipate repatriating these balances to fund domestic operations. We would be required to accrue for and pay taxes in the U.S. if we repatriated these funds.

Share Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors. Repurchases are made at management’s discretion in accordance with applicable federal securities law. The amount and timing of share repurchases depend on a variety of factors, including market conditions and prevailing stock prices. The share repurchase authorization does not obligate us to acquire any specific number of shares in any period, and may be modified, suspended or discontinued at any time at the discretion of our Board of Directors. During the years ended December 31, 2015, 2014 and 2013, we repurchased approximately 477,000, 147,000 and 67,000 shares, respectively, of our common stock in the open market for a total cost of approximately $12.3 million, $3.7 million and $1.7 million, respectively. In December 2015, our Board of Directors authorized an increase to the share repurchase program of $15 million, replacing the existing authorization. As of December 31, 2015, there was approximately $14.0 million available for future repurchases under the current buyback program. There is no expiration date for the repurchase program.

Acquisition-Related Payments

During the year ended December 31, 2015, we used $2.6 million of cash for contingent consideration payments related to previously completed acquisitions. In addition, we may be required to pay up to $2.5 million in 2016 for contingent consideration payments. As of December 31, 2015, we had accrued contingent consideration of $2.4 million which is included in accounts payable and accrued expenses on our consolidated balance sheet.

Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and the financial services & insurance sector. Revenue from the automotive industry accounted for approximately 19%, 14% and 16% of our consolidated revenue for the years ended December 31, 2015, 2014 and 2013, respectively. In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 12% of our consolidated revenue for the year ended December 31, 2015. As of December 31, 2015 accounts receivable from a single automotive customer totaled $10.0 million, or 11% of our consolidated accounts receivable balance. Revenue from the financial services & insurance industry accounted for approximately 21%, 18% and 11% of our consolidated revenue for the years ended December 31, 2015, 2014 and 2013, respectively. Beginning in 2015, we have a concentration of revenue from a single financial services customer, which accounted for approximately 14% of our consolidated revenue for the year ended December 31, 2015. As of December 31, 2015, billed and unbilled accounts receivable from a single financial services customer totaled $27.6 million, or 20%, of our consolidated accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts balances. No other single customer accounted for more than 10% of our consolidated revenue in 2015 or consolidated accounts receivable balance as of December 31, 2015.

Cash Flows

Year ended December 31, 2015 compared to the year ended December 31, 2014

Our cash balance increased $6.5 million from $14.5 million as of December 31, 2014 to $21.0 million as of December 31, 2015. The increase in cash and cash equivalents during the year ended December 31, 2015 resulted from cash provided by operating activities of $25.6 million, cash used in investing activities of $2.2 million, cash used in financing activities of $15.5 million and a $1.4 million negative effect due to exchange rate changes on cash and cash equivalents.

Cash provided by operating activities was $25.6 million for the year ended December 31, 2015 compared to $31.0 million in 2014.  The decrease in cash provided by operating activities is primarily due to a decrease in net income.

Cash used in investing activities was $2.2 million for the year ended December 31, 2015 compared to $11.2 million in 2014. The decrease in cash used in investing activities is primarily due to an $8.7 million decrease in cash used for acquisitions.

Cash used in financing activities was $15.5 million for the year ended December 31, 2015 compared to $10.7 million in 2014.  Proceeds from short-term borrowings under our credit facility were $13.3 million in 2015 compared to $20.4 million of short-term borrowings and $40.0 million proceeds from long-term debt in 2014. The higher borrowings in 2014 were used to fund $66.6 million of share repurchases in 2014, of which $62.9 million was used to complete the modified "Dutch auction" tender offer in 2014, whereas we used cash of $11.6 million in 2015 for open market share repurchases. Other significant cash uses for financing activities included: (i) $13.3 million of long-term debt repayments in 2015 compared to $2.2 million in 2014; (ii) $2.3 million of cash paid for contingent consideration payments in 2015 for previously completed acquisitions compared to $1.0 million in 2014; and (iii) a $1.1 million decrease in negative cash book balances in 2015 compared to a $0.4 million decrease in 2014.

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

Debt

On September 2, 2014, we entered into a Fourth Amended and Restated Financing and Security Agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility up to a maximum principal amount of $65 million expiring on October 31, 2018 and for a term loan in the maximum principal amount of $40 million maturing on October 31, 2017, and is secured by substantially all of our assets.

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our and our subsidiaries’ (subject to certain exceptions) ability to, among other things, grant liens, make investments, incur indebtedness, merge or consolidate, dispose of assets or make acquisitions. We are also required to maintain compliance with a minimum fixed charge coverage ratio of 1.5 to 1.0 and a maximum leverage ratio of 2.0 to 1.0. As of December 31, 2015, our fixed coverage charge ratio was 2.0 to 1.0 and our leverage ratio was 1.3 to 1.0, each of which was in compliance with the Credit Agreement. As of December 31, 2015, our total long-term debt outstanding under the term loan was $24.4 million. In addition, we had $34.1 million of borrowings outstanding and $29.3 million of available borrowings under the revolving credit facility as of December 31, 2015. For the years ended December 31, 2015 and 2014, the weighted average interest rate on our borrowings was 2.0% and 1.7%, respectively.

Contractual Payment Obligations

We enter into various agreements that result in contractual obligations in connection with our business activities.  These obligations primarily relate to debt and interest payments under our Credit Agreement, operating leases and purchase commitments under non-cancelable contracts for certain products and services. The following table summarizes our total contractual payment obligations as of December 31, 2015 (in thousands):

	Payments due in
	2016	2017-2018	2019-2020	After 2021	Total
Long-term debt, including current portion	$13,333	$11,111	$—	$—	$24,444
Interest on long-term debt (1)	398	110	—	—	508
Facility lease commitments	7,555	11,186	6,392	11,499	36,632
Other operating lease commitments	947	452	16	—	1,415
Purchase commitments (2)	4,917	4,498	776	—	10,191
Total	$27,150	$27,357	$7,184	$11,499	$73,190

(1)
Interest on long-term debt is calculated using the weighted-average interest rate in effect as of December 31, 2015 for all future periods. Interest incurred on borrowings under our revolving credit facility vary based on relative borrowing levels and variable interest rates. As such, we are unable to quantify our future obligations relating to interest on the credit facility.

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

Off-Balance Sheet Commitments

As of December 31, 2015, we had eight outstanding letters of credit totaling $1.6 million, which expire in 2016 through 2018. In addition, we have one outstanding performance bond for $0.6 million for a construction contract which was completed in 2015. We do not have any off-balance sheet financing except for operating leases and letters of credit entered into in the normal course of business.

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

Impairment of Intangible Assets, Including Goodwill

We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Historically, our annual impairment test date was December 31. In 2015, we changed our impairment test date to October 1. We test goodwill at the reporting unit level. A reporting unit is an operating segment, or one level below an operating segment, as defined by U.S. GAAP. Effective January 1, 2015, we realigned our operating groups and transferred the management responsibility of certain business units between operating groups. This resulted in a change in the composition of our operating segments and a reduction in the number of our reporting units from six reporting units to four reporting units. We have reclassified the segment financial information, including the goodwill balances by segment, for the prior years to reflect these changes and conform to the current year's presentation. Our reporting units each represent separate reportable segments.

Our goodwill balances as of December 31, 2015 for each reporting unit were as follows (in thousands):

Reporting Unit
Learning Solutions	$49,822
Professional & Technical Services	43,702
Sandy Training & Marketing	653
Performance Readiness Solutions	27,798
$121,975

Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”) permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  Under ASU 2011-08, an entity is not required to perform step one of the goodwill impairment test for a reporting unit if it is more likely than not that its fair value is greater than its carrying amount.  For our annual goodwill impairment test as of October 1, 2015, we performed a quantitative step one goodwill impairment test and concluded that the fair values of each of our reporting units exceeded their respective carrying values. For our annual goodwill impairment test as of December 31, 2014, we performed a qualitative assessment as permitted by ASU 2011-08 for all of our reporting units and determined that it was more likely than not that the fair values of each of our reporting units exceeded their respective carrying values.

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

Interest Rate Risk

We are exposed to interest rate risk related to our outstanding debt obligations. Borrowings under our Credit Agreement bear interest based on a variable rate. The maximum interest rate on our borrowings under the Credit Agreement is the daily one-month LIBOR market index rate plus 2.50%. Based on our financial performance, the interest rate can be reduced to a minimum rate of the daily one-month LIBOR market index rate plus 1.25%, with the rate being determined based on our maximum leverage ratio for the preceding quarter. As such, we are exposed to interest rate risk relating to the fluctuations in the LIBOR rate. The interest rate risk associated with our borrowings is not material in relation to our consolidated financial position, results of operations or cash flows. We have not used any interest rate hedging programs to mitigate the effect of interest rate fluctuations. We estimate that the fair value of our borrowings under the Credit Agreement approximates its carrying value as of December 31, 2015 as it bears interest at variable rates.

Foreign Currency Exchange Rate Risk

We operate in various foreign countries, which exposes us to market risk associated with foreign currency exchange rate fluctuations. Our foreign currency exposure primarily relates to intercompany receivables and payables and third party receivables and payables that are denominated in currencies other than the functional currency of our legal entities. Our largest foreign currency exposure is unsettled intercompany payables and receivables which are reviewed on a regular basis. Gains and losses from foreign currency transactions are included in "Other income (expense)" on our Consolidated Statements of Operations. We had foreign currency transaction losses totaling $2.0 million, $1.0 million and $0.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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

We have audited the accompanying consolidated balance sheets of GP Strategies Corporation and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GP Strategies Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GP Strategies Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Baltimore, Maryland
February 25, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
GP Strategies Corporation:

We have audited GP Strategies Corporation’s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). GP Strategies Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, GP Strategies Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GP Strategies Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2015, and our report dated February 25, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baltimore, Maryland
February 25, 2016

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2015 and 2014
(In thousands, except shares and par value per share)

	2015	2014
Assets
Current assets:
Cash and cash equivalents	$21,030	$14,541
Accounts and other receivables, less allowance for doubtful accounts of $1,856 in 2015 and $1,947 in 2014	90,912	99,638
Costs and estimated earnings in excess of billings on uncompleted contracts	46,061	30,211
Deferred tax assets	—	3,252
Prepaid expenses and other current assets	9,173	12,715
Total current assets	167,176	160,357
Property, plant and equipment, net	6,245	7,864
Goodwill	121,975	125,757
Intangible assets, net	6,221	10,535
Other assets, net	733	939
	$302,350	$305,452
Liabilities and Stockholders’ Equity

Current liabilities:
Short-term borrowings	$34,084	$20,799
Current portion of long-term debt	13,333	13,333
Accounts payable and accrued expenses	61,071	59,018
Billings in excess of costs and estimated earnings on uncompleted contracts	18,366	23,670
Total current liabilities	126,854	116,820
Long-term debt	11,111	24,444
Deferred tax liabilities	3,606	8,086
Other noncurrent liabilities	2,435	4,377
Total liabilities	144,006	153,727

Stockholders’ equity:
Preferred stock, par value $0.01 per share;
Authorized 10,000,000 shares; no shares issued	—	—
Common stock, par value $0.01 per share; Authorized 35,000,000 shares; issued 17,222,781 shares in 2015 and 17,161,220 shares in 2014	172	171
Additional paid-in capital	105,872	104,523
Retained earnings	73,598	54,809
Treasury stock, at cost (336,593 shares in 2015 and 12,091 shares in 2014)	(8,497)	(381)
Accumulated other comprehensive loss	(12,801)	(7,397)
Total stockholders’ equity	158,344	151,725
	$302,350	$305,452

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2015, 2014 and 2013
(In thousands, except per share data)

	2015	2014	2013
Revenue	$490,280	$501,867	$436,689
Cost of revenue	408,288	412,292	360,424
Gross profit	81,992	89,575	76,265
Selling, general and administrative expenses	47,748	47,108	39,589
Restructuring charges	1,551	—	—
Gain (loss) on change in fair value of contingent consideration, net	(371)	1,392	1,676
Operating income	32,322	43,859	38,352
Interest expense	1,381	833	366
Other income (expense) (including interest income of $149 in 2015, $112 in 2014 and $56 in 2013)	(1,318)	(203)	502
Income before income taxes	29,623	42,823	38,488
Income tax expense	10,834	15,725	14,732
Net income	$18,789	$27,098	$23,756

Basic weighted average shares outstanding	17,110	18,641	19,103
Diluted weighted average shares outstanding	17,264	18,887	19,362

Per common share data:
Basic earnings per share	$1.10	$1.45	$1.24
Diluted earnings per share	$1.09	$1.43	$1.23

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

Years ended December 31, 2015, 2014 and 2013
(In thousands)

	2015	2014	2013
Net income	$18,789	$27,098	$23,756
Foreign currency translation adjustments	(5,404)	(5,783)	197
Comprehensive income	$13,385	$21,315	$23,953

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2015, 2014 and 2013
(In thousands, except for par value per share)

	Common stock ($0.01 par)	Additional paid-in capital	Retained earnings (accumulated deficit)	Treasury stock at cost	Accumulated other comprehensive loss	Total stockholders’ equity
Balance at December 31, 2012	$192	$167,495	$3,955	$(2,494)	$(1,811)	$167,337

Net income	—	—	23,756	—	—	23,756
Foreign currency translation adjustments	—	—	—	—	197	197
Repurchases of common stock in the open market	—	—	—	(1,747)	—	(1,747)
Stock-based compensation expense	—	1,628	—	—	—	1,628
Income tax benefit from stock-based compensation	—	359	—	—	—	359
Shares withheld in exchange for tax withholding payments on stock-based compensation	—	(977)	—	354	—	(623)
Issuance of stock for employer contributions to retirement plan	—	322	—	1,723	—	2,045
Net issuances of stock pursuant to stock compensation plans and other		(919)	—	994	—	75
Balance at December 31, 2013	$192	$167,908	$27,711	$(1,170)	$(1,614)	$193,027

Net income	—	—	27,098	—	—	27,098
Foreign currency translation adjustments	—	—	—	—	(5,783)	(5,783)
Repurchases of common stock in the open market	(21)	(62,927)	—	(3,692)	—	(66,640)
Stock-based compensation expense	—	2,128	—	—	—	2,128
Income tax benefit from stock-based compensation	—	2,506	—	—	—	2,506
Shares withheld in exchange for tax withholding payments on stock-based compensation	—	(3,407)	—	—	—	(3,407)
Issuance of stock for employer contributions to retirement plan	—	616	—	1,853	—	2,469
Net issuances of stock pursuant to stock compensation plans and other	—	(2,301)	—	2,628	—	327
Balance at December 31, 2014	$171	$104,523	$54,809	$(381)	$(7,397)	$151,725

Net income	—	—	18,789	—	—	18,789
Foreign currency translation adjustments	—	—	—	—	(5,404)	(5,404)
Repurchases of common stock, including fees and expenses	—	—	—	(12,347)	—	(12,347)
Stock-based compensation expense	—	3,050	—	—	—	3,050
Income tax benefit from stock-based compensation	—	835	—	—	—	835
Shares withheld in exchange for tax withholding payments on stock-based compensation	—	(1,451)	—	—	—	(1,451)
Issuance of stock for employer contributions to retirement plan	1	681	—	2,029	—	2,711
Net issuances of stock pursuant to stock compensation plans and other	—	(1,766)	—	2,202	—	436
Balance at December 31, 2015	$172	$105,872	$73,598	$(8,497)	$(12,801)	$158,344

See accompanying notes to consolidated financial statements.

GP STRATEGIES CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2015, 2014 and 2013
(In thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income	$18,789	$27,098	$23,756
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on change in fair value of contingent consideration, net	371	(1,392)	(1,676)
Depreciation and amortization	7,865	9,758	8,617
Non-cash compensation expense	6,059	4,823	3,673
Deferred income taxes	(1,096)	(113)	(285)
Changes in other operating items, net of acquired amounts:
Accounts and other receivables	6,497	(6,024)	(9,158)
Costs and estimated earnings in excess of billings on uncompleted contracts	(16,942)	(8,291)	(4,941)
Prepaid expenses and other current assets	5,111	(1,967)	(2,807)
Accounts payable and accrued expenses	3,856	8,794	1,174
Billings in excess of costs and estimated earnings on uncompleted contracts	(4,663)	1,416	(1,478)
Income tax benefit from stock-based compensation	(835)	(2,506)	(359)
Contingent consideration payments in excess of fair value on acquisition date	(325)	(1,043)	(708)
Other	867	445	445
Net cash provided by operating activities	25,554	30,998	16,253

Cash flows from investing activities:
Additions to property, plant and equipment	(2,357)	(2,757)	(6,714)
Acquisitions, net of cash acquired	—	(8,670)	(13,505)
Other investing activities	186	246	—
Net cash used in investing activities	(2,171)	(11,181)	(20,219)

Cash flows from financing activities:
Short-term borrowings	13,285	20,392	407
Proceeds from long-term debt	—	40,000	—
Repayment of long-term debt	(13,333)	(2,223)	—
Contingent consideration payments	(2,284)	(977)	(1,026)
Change in negative cash book balance	(1,143)	(440)	5,261
Repurchases of common stock	(11,559)	(66,640)	(1,747)
Income tax benefit from stock-based compensation	835	2,506	359
Tax withholding payments for employee stock-based compensation in exchange for shares surrendered	(1,451)	(3,407)	(623)
Proceeds from issuance of common stock	148	102	63
Other financing activities	(10)	(5)	(6)
Net cash provided by (used in) financing activities	(15,512)	(10,692)	2,688

	2015	2014	2013

Effect of exchange rate changes on cash and cash equivalents	(1,382)	(231)	(836)
Net change in cash and cash equivalents	6,489	8,894	(2,114)
Cash and cash equivalents at beginning of year	14,541	5,647	7,761
Cash and cash equivalents at end of year	$21,030	$14,541	$5,647

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,383	$583	$179
Income taxes	$8,273	$17,439	$13,879

Non-cash financing activities:
Accrued share repurchases	$788	$—	$—
Accrued contingent consideration	$—	$5,345	$4,243

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

Significant Customers & Concentration of Credit Risk

We have a market concentration of revenue in both the automotive sector and financial services & insurance sector. Revenue from the automotive industry accounted for approximately 19%, 14% and 16% of our consolidated revenue for the years ended December 31, 2015, 2014 and 2013, respectively.  In addition, we have a concentration of revenue from a single automotive customer, which accounted for approximately 12% of our consolidated revenue for the year ended December 31, 2015. As of December 31, 2015 accounts receivable from a single automotive customer totaled $10.0 million, or 11%, of our consolidated accounts receivable balance.

Revenue from the financial services and insurance industry accounted for approximately 21%, 18% and 11% of our consolidated revenue for the years ended December 31, 2015, 2014 and 2013, respectively. Beginning in 2015, we have a concentration of revenue from a single financial services customer, which accounted for approximately 14% of our consolidated revenue for the year ended December 31, 2015. As of December 31, 2015, billed and unbilled accounts receivable from a single financial services customer totaled $27.6 million, or 20%, of our consolidated accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts balances.

No other single customer accounted for more than 10% of our consolidated revenue in 2015 or consolidated accounts receivable balance as of December 31, 2015.

Cash and Cash Equivalents

Cash and cash equivalents consist of short-term highly liquid investments with original maturities of three months or less. Outstanding checks which have been issued but not presented to the banks for payment in excess of amounts on deposit may create negative book cash balances. We transfer cash on an as-needed basis to fund these items as they clear the bank in subsequent periods. Such negative cash balances are included in accounts payable and accrued expenses and totaled $3.7 million and $4.8 million as of December 31, 2015 and 2014, respectively. Changes in negative book cash balances from period to period are reported as a financing activity in the consolidated statement of cash flows.

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

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

identification and review of past due accounts. Actual collections of trade receivables could differ from management’s estimates due to changes in future economic or industry conditions or specific customers’ financial conditions.

Activity in our allowance for doubtful accounts was comprised of the following for the periods indicated:

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Beginning balance	$1,947	$1,405	$1,756
Additions	17	670	121
Deductions	(108)	(128)	(472)
Ending balance	$1,856	$1,947	$1,405

Foreign Currency Translation

The functional currencies of our international operations are the respective local currencies of the countries in which we operate. The translation of the foreign currency into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using the weighted average exchange rates prevailing during the year. The unrealized gains and losses resulting from such translation are included as a component of comprehensive income. Transaction gains and losses arising from currency exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in “Other income (expense)" on our Consolidated Statements of Operations. We had foreign currency transaction losses totaling $2.0 million, $1.0 million and $0.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

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

Goodwill and Intangible Assets

Our intangible assets include amounts recognized in connection with acquisitions, including customer relationships, technology and intellectual property. Intangible assets are initially valued at fair market value using generally accepted valuation methods appropriate for the type of intangible asset. Amortization is recognized on a straight-line basis over the estimated useful life of the intangible assets. Intangible assets with definite lives are reviewed for impairment if indicators of impairment arise. Except for goodwill, we do not have any intangible assets with indefinite useful lives.

Goodwill represents the excess of costs over fair value of assets of businesses acquired. We review our goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. We test goodwill at the reporting unit level. Historically, our annual impairment test date was December 31. In 2015, we changed our impairment test date to October 1.

Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”) permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  Under ASU 2011-08, an entity is not required to perform step one of the goodwill impairment test for a reporting unit if it is more likely than not that its fair value is greater than its carrying amount.  For our annual goodwill impairment test as of October 1, 2015, we performed a quantitative step one goodwill impairment test and concluded that the fair values of each of our reporting units exceeded their respective carrying values. For our annual goodwill impairment test as of December 31, 2014, we performed a qualitative assessment as permitted by ASU 2011-08 for all of our reporting units and determined that it was more likely than not that the fair values of each of our reporting units exceeded their respective carrying values.

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

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

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

Certain project transition costs related to the set-up of processes, personnel and systems are deferred during the transition period and expensed on a straight-line basis over the period the outsourcing services are provided, not to exceed the term of the contract. The deferred costs are specific internal costs or incremental external costs directly related to transition or set-up activities necessary to enable the outsourced services. Unamortized set-up costs are monitored regularly for impairment. Impairment losses are recorded when projected remaining undiscounted operating cash flows of the related contract are not sufficient to recover the carrying amount of contract assets. Capitalized set-up costs were $0.2 million and $0.7 million as of December 31, 2015 and 2014, respectively.

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

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Non-dilutive instruments	15	—	28
Dilutive common stock equivalents	154	246	259

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

The carrying value of financial instruments including cash equivalents, accounts receivable, accounts payable and short-term borrowings approximate estimated market values because of short-term maturities and interest rates that approximate current rates. In addition, the fair value of our long-term debt approximated its carrying value as of December 31, 2015 as it bears interest at variable rates. Our fair value measurements relate to goodwill, intangible assets and contingent consideration recognized in connection with acquisitions and are valued using Level 3 inputs.

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

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

Accounting Standard Issued

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 was originally effective for annual reporting periods, and interim periods within that period, beginning after December 15, 2016 and early adoption was not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt ASU 2014-9. We are still in the process of evaluating the impact of adoption of this ASU on our consolidated financial statements and have not yet selected the method of adoption.

Accounting Standard Adopted

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes ("ASU 2015-17"). Current GAAP requires an entity to separate deferred income tax assets and liabilities into current and noncurrent amounts on the balance sheet. To simplify the presentation of deferred income taxes, ASU 2015-17 requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet. The amendments in ASU 2015-17 are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The standard can be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We elected to adopt ASU 2015-17 beginning in the fourth quarter ended December 31, 2015 on a prospective basis. Accordingly, deferred tax assets which were classified as current assets on our consolidated balance sheet as of December 31, 2014 have not been restated.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(2)	Acquisitions

We did not complete any business acquisitions during the year ended December 31, 2015.

On April 1, 2014, we completed the acquisition of Effective People and Effective Learning (the "Effective Companies"), providers of human capital management (HCM) solutions, including sales and support of the full SAP SuccessFactors Business Education (BizX) Platform, eLearning and blended learning solutions, as well as recruitment and employee development services. The Effective Companies are headquartered in Copenhagen, Denmark. The upfront purchase price was $9.0 million which was paid in cash at closing. In addition, the purchase agreement requires up to an additional $5.7 million of consideration, contingent upon the achievement of certain earnings targets during the two twelve-month periods following completion of the acquisition. We paid $2.6 million in 2015 with respect to the first twelve-month period following completion of the acquisition. The contingent consideration for the second twelve-month period following the acquisition will be calculated and paid during the second quarter of 2016.

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

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

The following table summarizes the purchase prices and purchase price allocations for the acquisitions completed during the year ended December 31, 2013.  A description of the acquired businesses is summarized below each table.

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

Prospero

On May 31, 2013, we completed the acquisition of Prospero Learning Solutions (“Prospero”), a Canada-based provider of custom learning and content development solutions.  The upfront purchase price for Prospero was $7.0 million which was paid in cash at closing. In addition, the purchase agreement requires up to an additional $4.7 million of consideration, contingent upon the achievement of certain earnings targets during the two twelve-month periods following completion of the acquisition, as defined in the purchase agreement. No contingent consideration was paid with respect to the two twelve-month periods following completion of the acquisition as the earnings targets were not achieved. We recorded intangible assets as a result of the acquisition, including $2.8 million of customer-related intangible assets which are being amortized over five years subsequent to the acquisition date. The acquired Prospero business is included in the Learning Solutions segment and the results of its operations have been included in the consolidated financial statements since June 1, 2013. A portion of the goodwill recorded for financial statement purposes is deductible for tax purposes. The pro-forma impact of the acquisition is not material to our results of operations. The acquired Prospero business is included in our Canadian subsidiary and its functional currency is the Canadian Dollar. The purchase price allocation above was translated into U.S. dollars based on the exchange rate in effect on the date of acquisition.

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

Below is a summary of the potential contingent consideration we may be required to pay in connection with completed acquisitions as of December 31, 2015 (dollars in thousands):

	Original range of potential undiscounted	As of December 31, 2015 Maximum contingent consideration due in
Acquisition:	payments	2016	2017	Total
Effective Companies	$0 - $5,073	$2,536	$—	$2,536

Below is a summary of the changes in the recorded amount of contingent consideration liabilities from December 31, 2014 to December 31, 2015 for each acquisition (dollars in thousands):

	Liability as of	2015 Additions	Change in Fair Value of Contingent	Foreign Currency	Liability as of
Acquisition:	Dec. 31, 2014	(Payments)	Consideration	Translation	Dec. 31, 2015
Effective Companies	$5,083	$(2,609)	$371	$(464)	$2,381

As of December 31, 2015 and 2014, contingent consideration included in accounts payable and accrued expenses on the consolidated balance totaled $2.4 million and $2.7 million, respectively. As of December 31, 2014, we also had accrued contingent consideration totaling $2.4 million, which is included in other long-term liabilities on the consolidated balance sheet and represents the portion of contingent consideration estimated to be payable greater than twelve months from the balance sheet date.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(3)	Goodwill & Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by reportable business segment for the years ended December 31, 2015 and 2014 were as follows (in thousands):

		Professional	Sandy	Performance
	Learning	& Technical	Training &	Readiness
	Solutions	Services	Marketing	Solutions	Total
Net book value at
January 1, 2014
Goodwill	$45,741	$52,544	$6,161	$27,958	$132,404
Accumulated impairment losses	(2,079)	(7,830)	(5,508)	—	(15,417)
Total	43,662	44,714	653	27,958	116,987
2014 Activity:
Acquisitions	12,556	—	—	—	12,556
Foreign currency translation	(3,124)	(571)	—	(91)	(3,786)
Net book value at
December 31, 2014
Goodwill	55,173	51,973	6,161	27,867	141,174
Accumulated impairment losses	(2,079)	(7,830)	(5,508)	—	(15,417)
Total	53,094	44,143	653	27,867	125,757
2015 Activity:
Foreign currency translation	(3,272)	(441)	—	(69)	(3,782)
Net book value at
December 31, 2015
Goodwill	51,901	51,532	6,161	27,798	137,392
Accumulated impairment losses	(2,079)	(7,830)	(5,508)	—	(15,417)
Total	$49,822	$43,702	$653	$27,798	$121,975

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

Intangible Assets Subject to Amortization

Intangible assets with finite lives are subject to amortization over their estimated useful lives. The primary assets included in this category and their respective balances were as follows (in thousands):

December 31, 2015
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Customer relationships	$19,351	$(13,822)	$5,529
Intellectual property and other	1,772	(1,080)	692
	$21,123	$(14,902)	$6,221

December 31, 2014
Customer relationships	$22,603	$(13,042)	$9,561
Intellectual property and other	2,160	(1,186)	974
	$24,763	$(14,228)	$10,535

Amortization expense for intangible assets was $4.1 million, $5.7 million and $5.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. Estimated future amortization expense for intangible assets included in our consolidated balance sheet as of December 31, 2015 is as follows (in thousands):

Fiscal year ending:
2016	$3,130
2017	2,082
2018	900
2019	93
2020	16
Total	$6,221

As of December 31, 2015, our intangible assets with definite lives had a weighted average remaining useful life of 2.3 years. We have no amortizable intangible assets with indefinite useful lives.

(4)	Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

	December 31,
	2015	2014
Machinery, equipment and vehicles	$15,214	$15,890
Furniture and fixtures	3,254	3,006
Leasehold improvements	1,798	1,560
Buildings	363	381
	20,629	20,837
Accumulated depreciation and amortization	(14,384)	(12,973)
	$6,245	$7,864

Depreciation expense was $3.5 million, $3.9 million and $3.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(5)	Debt

On September 2, 2014, we entered into a Fourth Amended and Restated Financing and Security Agreement (the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility up to a maximum principal amount of $65 million, expiring on October 31, 2018 and for a term loan in the maximum principal amount of $40 million maturing on October 31, 2017, and is secured by substantially all of our assets.

The maximum interest rate on the Credit Agreement is the daily one-month LIBOR market index rate plus 2.50%. Based on our financial performance, the interest rate can be reduced to a minimum rate of the daily one-month LIBOR market index rate plus 1.25%, with the rate being determined based on our maximum leverage ratio for the preceding quarter. Each unpaid advance on the revolving loan will bear interest until repaid. The term loan is payable in monthly installments equal to $1.1 million plus applicable interest, beginning on November 1, 2014 and ending on October 31, 2017. We may prepay the term loan or the revolving loan, in whole or in part, at any time without premium or penalty, subject to certain conditions. Amounts repaid or prepaid on the term loan may not be reborrowed.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict our and our subsidiaries’ (subject to certain exceptions) ability to, among other things, grant liens, make investments, incur indebtedness, merge or consolidate, dispose of assets or make acquisitions. We are also required to maintain compliance with a minimum fixed charge coverage ratio and a maximum leverage ratio. We were in compliance with all of the financial covenants under the Credit Agreement as of December 31, 2015. As of December 31, 2015, our total long-term debt outstanding under the term loan was $24.4 million. In addition, there were $34.1 million of borrowings outstanding and $29.3 million of available borrowings under the revolving credit facility as of December 31, 2015. For the years ended December 31, 2015 and 2014, the weighted average interest rate on our borrowings was 2.0% and 1.7%, respectively. As of December 31, 2015, the fair value of our borrowings under the Credit Agreement approximated its carrying value as it bears interest at variable rates.

As of December 31, 2015, our future minimum payments of long-term debt are as follows (in thousands):

Fiscal year ending:
2016	$13,333
2017	11,111
Total	$24,444

(6)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands):

	December 31,
	2015	2014
Trade accounts payable	$13,981	$11,995
Accrued salaries, vacation and benefits	17,888	18,857
Other accrued expenses	23,143	20,608
Accrued contingent consideration	2,381	2,737
Negative cash book balance	3,678	4,821
	$61,071	$59,018

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(7)	Employee Benefit Plan

We offer the GP Retirement Savings Plan (the “Plan”) to our employees in the United States. Eligible employees are automatically enrolled unless they elect to not participate in the Plan, and contributions begin as soon as administratively feasible after enrollment.  The Plan permits pre-tax contributions to the Plan by participants pursuant to Section 401(k) of the Internal Revenue Code (IRC).  We make matching contributions at our discretion. In 2015, 2014 and 2013, we contributed 91,301, 90,876, and 84,333 shares, respectively, of our common stock directly to the Plan with a value of approximately $2.7 million, $2.5 million and $2.0 million, respectively. In addition, we contributed cash, net of forfeitures, to the Plan for matching contributions of $0.2 million for the year ended December 31, 2013. For the years ended December 31, 2015, 2014 and 2013, we recognized total compensation expense of $2.7 million, $2.5 million and $2.2 million, respectively, in the consolidated statements of operations for matching contributions to the Plan.

We also maintain several defined contribution pension schemes for our employees in the United Kingdom and other foreign countries. We contributed to these plans $2.4 million, $1.9 million and $0.8 million during the years ended December 31, 2015, 2014 and 2013, respectively.

(8)	Income Taxes

The components of income before income taxes and income tax expense for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	Years ended December 31,
	2015	2014	2013
Income before income taxes:
Domestic	$18,656	$38,359	$31,738
Foreign	10,967	4,464	6,750
Total income before income taxes	$29,623	$42,823	$38,488

Income tax expense (benefit):
Current:
Federal	$6,802	$11,799	$10,348
State and local	1,418	2,600	2,130
Foreign	3,710	1,439	2,539
Total current	11,930	15,838	15,017
Deferred:
Federal	(198)	(9)	226
State and local	23	(23)	159
Foreign	(921)	(81)	(670)
Total deferred	(1,096)	(113)	(285)
Total income tax expense	$10,834	$15,725	$14,732

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before income taxes. The sources and tax effects of the differences are as follows:

	December 31,
	2015	2014	2013
Federal income tax rate	35.0%	35.0%	35.0%
State and local taxes net of federal benefit	3.2	4.3	3.9
Domestic production deduction	(0.6)	(3.7)	—
Foreign tax rate differential	(4.3)	(0.2)	(1.4)
Permanent differences	2.1	2.0	1.5
Other	1.2	(0.7)	(0.7)
Effective tax rate	36.6%	36.7%	38.3%

Uncertain Tax Positions

As of December 31, 2015 and 2014, we had no uncertain tax positions reflected on our consolidated balance sheet. The Company files income tax returns in U.S. federal, state and local jurisdictions, and various non-U.S. jurisdictions, and is subject to audit by tax authorities in those jurisdictions.  Tax years 2012 through 2014 remain open to examination by these tax jurisdictions, and earlier years remain open to examination in certain of these jurisdictions which have longer statutes of limitations.

Deferred Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Allowance for doubtful accounts	$692	$704
Accrued liabilities and other	2,807	1,882
Stock-based compensation expense	569	391
Net federal, state and foreign operating loss carryforwards	1,039	1,375
Deferred tax assets	5,107	4,352
Valuation allowance on deferred tax assets	(1,194)	(1,247)
Deferred tax liabilities:
Intangible assets, property and equipment, principally due to difference in depreciation and amortization	7,519	7,939
Net deferred tax liabilities	$(3,606)	$(4,834)

As of December 31, 2015, we had foreign net operating loss carryforwards of $5.2 million for tax purposes, which will be available to offset future taxable income. If not used, these carryforwards will expire beginning in 2018.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets may not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based upon these factors, management placed a valuation allowance of $1.2 million as of each of the years ended December 31, 2015 and 2014, against certain deferred tax assets, including net operating loss carryforwards, due to the uncertainty of future profitability in foreign jurisdictions. Management believes it is more likely than not that the Company will realize the benefits of the remaining deferred tax assets.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

Foreign Income

As of December 31, 2015, we had approximately $34.1 million of accumulated undistributed earnings generated by our foreign subsidiaries. No provision has been made for income taxes that would be payable upon the distribution of such earnings since we intend to permanently reinvest these earnings. If these earnings were distributed in the form of dividends or otherwise, the distributions would be subject to U.S. federal income tax at the statutory rate of 35 percent, less foreign tax credits available to offset such distributions, if any. In addition, such distributions may be subject to withholding taxes in the various tax jurisdictions. Determination of the deferred income tax liability on undistributed earnings is not practicable due the complexities associated with calculating a liability which is dependent on future circumstances existing if and when a distribution occurs.

(9) Restructuring

During the third quarter of 2015, we implemented a cost savings initiative to better align costs with revenues and improve our operating margins. The initiatives included a workforce reduction, lease exit costs and other general expense controls. We recorded severance expense of $1.4 million for the year ended December 31, 2015 which is included in Restructuring charges on the consolidated statements of operations and is expected to be substantially paid by the end of the first quarter of 2016. We also incurred an immaterial amount of lease termination costs during the third quarter of 2015. The total remaining liability under these restructuring activities was $0.5 million as of December 31, 2015 and is included in accounts payable and accrued expenses on the consolidated balance sheet. We expect these restructuring activities to be substantially completed by the end of the first quarter of 2016.

(10)	Stock-Based Compensation

Our shareholders approved the 2011 Stock Incentive Plan (the “2011 Plan”) at our Annual Meeting of Shareholders in December 2011. The 2011 Plan replaced the 1973 Non-Qualified Stock Option Plan, as amended, and the 2003 Incentive Stock Plan (the “Prior Plans”).  No new awards will be made under the Prior Plans and outstanding awards will remain outstanding under the Prior Plans until settled.  Under the 2011 Plan, we may grant awards of non-qualified stock options, incentive stock options, restricted stock, stock units, performance shares, performance units and other incentives payable in cash or in shares of our common stock to officers, employees or members of the Board of Directors. We are authorized to grant an aggregate of 1,355,764 shares under the 2011 Plan. As of December 31, 2015, there were 874,275 shares available for issuance of future grants of awards under the 2011 Plan. As of December 31, 2015, there were 72,850 shares representing outstanding awards under the Prior Plans and 311,840 shares representing outstanding awards under the 2011 Plan. We may issue new shares or use shares held in treasury to deliver shares to employees for our equity grants or upon exercise of non-qualified stock options.

The following table summarizes the pre-tax stock-based compensation expense included in reported net income (in thousands):

	Years ended December 31,
	2015	2014	2013
Cost of revenue	$2,366	$1,609	$1,163
Selling, general and administrative expenses	684	519	465
Total stock-based compensation expense	$3,050	$2,128	$1,628

We recognized a deferred income tax benefit of $1.1 million, $0.7 million and $0.5 million, respectively, during the years ended December 31, 2015, 2014, and 2013 associated with the compensation expense recognized in our consolidated financial statements.  As of December 31, 2015, we had non-qualified stock options and restricted stock units outstanding under these plans as discussed below.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

Non-Qualified Stock Options

Non-qualified stock options are granted with an exercise price not less than the fair market value of our common stock at the date of grant, vest over a period up to ten years, and expire at various terms up to ten years from the date of grant.

Summarized information for our non-qualified stock options is as follows:

Stock Options	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding at December 31, 2014	229,150	$11.54
Granted	—	—
Exercised	(117,600)	8.68
Forfeited	(1,000)	15.65
Expired	—	—
Outstanding at December 31, 2015	110,550	$14.54	1.44	$1,169,000
Stock options expected to vest	110,250	$14.54	1.44	$1,165,000
Exercisable at December 31, 2015	74,050	$14.37	1.38	$795,000

As of December 31, 2015, we had approximately $0.1 million of unrecognized compensation cost related to the unvested portion of outstanding stock options to be recognized on a straight-line basis over a weighted average remaining service period of approximately 0.8 years.

We received cash for the exercise price associated with stock options exercised of $0.1 million during each of the years ended December 31, 2015, 2014 and 2013, respectively. During the years ended December 31, 2015, 2014, and 2013 we settled 104,000, 327,100, and 44,800 outstanding stock options, respectively, held by our employees by issuing 46,432, 140,544 and 17,048 fully vested shares, respectively, which represented the fair value of those stock options upon settlement, net of required income tax withholdings. The total intrinsic value realized by participants on stock options exercised and/or settled was $2.3 million, $7.0 million and $0.7 million during the years ended December 31, 2015, 2014 and 2013, respectively. During the years ended December 31, 2015, 2014 and 2013, we realized excess income tax benefits of $0.8 million, $2.5 million and $0.4 million, respectively, related to stock option exercises and restricted stock vesting, which are reflected as an increase to additional paid-in capital on the consolidated statements of stockholders’ equity.

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

	Year ended December 31, 2015	Weighted average grant date fair value
	(In shares)	(In dollars)
Outstanding and unvested, beginning of period	263,084	$25.00
Granted	89,180	35.77
Vested	(76,757)	24.15
Forfeited	(1,367)	25.98
Outstanding and unvested, end of period	274,140	$28.74
Restricted stock units expected to vest	243,080	$28.28

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

The total intrinsic value realized by participants upon the vesting of restricted stock units was $2.0 million, $1.6 million and $1.2 million during the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, we had unrecognized compensation cost of $5.6 million related to the unvested portion of our outstanding restricted stock units to be recognized over a weighted average remaining service period of 2.4 years.

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

The holders of common stock are entitled to one vote per share. As of December 31, 2015, there were 16,886,188 shares of common stock issued and outstanding. In addition, as of December 31, 2015, there were 384,690 shares reserved for issuance under outstanding equity compensation awards such as stock options and restricted stock units and an additional 874,275 shares available for issuance for future grants of awards under the 2011 Plan.

Share Repurchase - Modified "Dutch auction" Tender Offer

In September 2014, we conducted a modified "Dutch auction" tender offer to repurchase for cash shares of our common stock up to an aggregate purchase price of $80 million within the range of $26.00 to $29.00 per share. The tender offer resulted in the Company accepting for payment an aggregate of 2,127,706 shares of GP Strategies Corporation common stock at a purchase price of $29.00 per share, for an aggregate cost of approximately $61.7 million, excluding fees and expenses of $1.2 million in connection with the tender offer. The total amount of shares purchased in the tender offer represented approximately 11.1% of our issued and outstanding shares as of September 29, 2014. The transaction closed on October 3, 2014. To fund the share repurchase, we used borrowings under an amended Credit Agreement which is discussed in more detail in Note 5. As a result of the tender offer, we had approximately 17,086,145 common shares issued and outstanding as of October 3, 2014.

Stock Repurchase Program

We have a share repurchase program under which we may repurchase shares of our common stock from time to time in the open market, subject to prevailing business and market conditions and other factors.  During the years ended December 31, 2015, 2014 and 2013, we repurchased approximately 477,000, 147,000 and 67,000 shares, respectively, of our common stock in the open market for a total cost of approximately $12.3 million, $3.7 million and $1.7 million, respectively. As of December 31, 2015, there was approximately $14.0 million available for future repurchases under the buyback program. There is no expiration date for the repurchase program.

Securities Purchase Agreement

On December 30, 2009, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single accredited investor, Sagard Capital Partners, L.P. (“Sagard”), pursuant to which we sold to Sagard, in a private placement, an aggregate of 2,857,143 shares (the “Shares”) of our common stock, par value $0.01, at a price of $7.00 per share (the “Offering”), for an aggregate purchase price of $20.0 million.  The Offering closed on December 30, 2009. The Purchase Agreement prohibits Sagard from acquiring beneficial ownership of more than 23% of our common stock (calculated on a fully diluted basis). As of December 31, 2015, Sagard beneficially owned 3,516,274 shares or 20.8% of our outstanding common stock.

In connection with the Offering, on December 30, 2009, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with Sagard.  Pursuant to the Registration Rights Agreement, we filed a registration statement with the Securities and Exchange Commission (the “SEC”) for purposes of registering the resale of the Shares and any shares of common stock issued pursuant to the preemptive rights under Section 4(l) of the Purchase Agreement (or any shares of common stock issuable upon exercise, conversion or exchange of securities issued pursuant to the preemptive rights).  We filed the registration statement with the SEC on September 27, 2010 and it was declared effective by the SEC on October 8, 2010. If we fail to meet filing or effectiveness deadlines with respect to any additional registration statements required by the Registration Rights Agreement, or fail to keep any registration statements continuously effective (with limited exceptions), we will be obligated to pay to the holders of the Shares liquidated damages in the amount of 1% of the purchase price for the Shares per month, up to a maximum of $2.4 million.  We also agreed, among other things, to indemnify the selling holders under the registration statements from certain liabilities and to pay all fees and expenses (excluding underwriting discounts and selling commissions and all legal fees of the selling holders in excess of $25,000) incident to our obligations under the Registration Rights Agreement.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(12)	Business Segments

As of December 31, 2015, we operated through four reportable business segments: (i) Learning Solutions, (ii) Professional & Technical Services, (iii) Sandy Training & Marketing, and (iv) Performance Readiness Solutions. Each of our reportable segments represents an operating segment under U.S. GAAP. We are organized by operating group primarily based upon the markets served by each group and/or the services performed. Each operating group consists of business units which are focused on providing specific products and services to certain classes of customers or within targeted markets. Marketing and communications, accounting, tax, finance, legal, human resources, information systems and other administrative services are organized at the corporate level. Business development and sales resources are aligned with operating groups to support existing customer accounts and new customer development.

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

Learning Solutions. The Learning Solutions segment delivers training, curriculum design and development, e-Learning services, system hosting, training business process outsourcing and consulting services globally. This segment serves large companies in the electronics and semiconductors, healthcare, software, financial services and other industries as well as government agencies. This segment also provides apprenticeship and vocational skills training funded by an agency of the United Kingdom government. The ability to deliver a wide range of training services on a global basis allows this segment to take over the entire learning function for the client, including their training personnel.

Professional & Technical Services. The Professional & Technical Services segment provides training, consulting, engineering and technical services, including lean consulting, emergency preparedness, safety and regulatory compliance, chemical demilitarization and environmental services primarily to large companies in the manufacturing, steel, pharmaceutical energy and petrochemical industries; federal and state government agencies; and large government contractors. Our proprietary EtaPROTM Performance and Condition Monitoring System provides a suite of real-time software solutions for power generation facilities and is installed on power-generating units across the world. In addition to providing custom training solutions, this segment provides web-based training through our GPiLEARNTM portal, which offers a variety of courses to power plant personnel in the U.S. and other countries. This segment also provides services to users of alternative fuels, including designing and constructing liquefied natural gas (LNG), liquid to compressed natural gas (LCNG) and hydrogen fueling stations, as well as supplying equipment.

Sandy Training & Marketing. The Sandy Training & Marketing segment provides custom product sales training and has been a leader in serving manufacturing customers in the U.S. automotive industry for over 30 years. Sandy provides custom product sales training designed to better educate customer sales forces with respect to new vehicle features and designs, in effect rapidly increasing the sales force knowledge base and enabling them to address detailed customer queries. Furthermore, Sandy helps our clients assess their customer relationship marketing strategy and connect with their customers on a one-to-one basis including through custom publications. This segment also provides technical training services to automotive manufacturers as well as customers in other industries.

Performance Readiness Solutions. This segment provides performance consulting and technology consulting services, including platform adoption, end-user training, change management, knowledge management, customer product training outsourcing, training content development and sales enablement solutions. This segment also offers organization performance solutions, including leadership development training and employee engagement tools and services. Industries served include

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

manufacturing, aerospace, healthcare, life sciences, consumer products, financial, telecommunications and higher education as well as government agencies.

We do not allocate the following items to the segments: selling, general & administrative expenses, restructuring charges, other income (expense), interest expense, gain (loss) on change in fair value of contingent consideration and income tax expense.  Inter-segment revenue is eliminated in consolidation and is not significant.

The following table sets forth the revenue and operating results attributable to each reportable segment and includes a reconciliation of segment revenue to consolidated revenue and operating results to consolidated income before income tax expense (in thousands):

	Years ended December 31,
	2015	2014	2013
Revenue:
Learning Solutions	$207,039	$198,242	$153,105
Professional & Technical Services	119,092	151,559	129,057
Sandy Training & Marketing	87,567	67,694	70,699
Performance Readiness Solutions	76,582	84,372	83,828
	$490,280	$501,867	$436,689
Gross Profit:
Learning Solutions	$36,223	$32,761	$29,039
Professional & Technical Services	23,621	33,350	24,713
Sandy Training & Marketing	11,321	10,903	10,748
Performance Readiness Solutions	10,827	12,561	11,765
Total gross profit	81,992	89,575	76,265
Selling, general and administrative expenses	47,748	47,108	39,589
Restructuring charges	1,551	—	—
Gain (loss) on change in fair value of contingent consideration, net	(371)	1,392	1,676
Operating income	32,322	43,859	38,352
Interest expense	1,381	833	366
Other income (expense)	(1,318)	(203)	502
Income before income tax expense	$29,623	$42,823	$38,488

Additional information relating to our business segments is as follows (in thousands):

	December 31,
	2015	2014
Identifiable assets:
Learning Solutions	$139,881	$152,897
Professional & Technical Services	81,183	83,458
Sandy Training & Marketing	25,769	18,547
Performance Readiness Solutions	55,517	50,550
Total assets	$302,350	$305,452

Corporate and other assets which consist primarily of cash and cash equivalents, other assets, and deferred tax assets and liabilities are allocated to the segments based on their respective percentage of consolidated revenues.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

	Years ended December 31,
	2015	2014	2013
Additions to property, plant and equipment:
Learning Solutions	$768	$1,094	$1,811
Professional & Technical Services	269	451	731
Sandy Training & Marketing	77	8	11
Performance Readiness Solutions	496	50	583
Corporate and other	747	1,154	3,578
	$2,357	$2,757	$6,714
Depreciation and amortization:
Learning Solutions	$3,189	$3,754	$2,915
Professional & Technical Services	1,152	1,333	1,199
Sandy Training & Marketing	465	427	433
Performance Readiness Solutions	1,446	2,029	2,243
Corporate and other	1,613	2,215	1,827
	$7,865	$9,758	$8,617

Information about our revenue in different geographic regions, which are attributable to our wholly owned subsidiaries located primarily in the United States, United Kingdom and other countries is as follows (in thousands):

	Years ended December 31,
	2015	2014	2013
United States	$341,581	$380,052	$347,251
United Kingdom	98,991	83,652	65,578
Other	49,708	38,163	23,860
	$490,280	$501,867	$436,689

Information about our total assets in different geographic regions is as follows (in thousands):

	December 31,
	2015	2014
United States	$182,256	$183,623
United Kingdom	66,122	68,285
Other	53,972	53,544
	$302,350	$305,452

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(13)	Commitments, Guarantees, and Contingencies

Commitments

Operating Leases

We have various noncancelable leases for real property and machinery and equipment. Such leases expire at various dates with, in some cases, options to extend their terms.

Minimum rentals under long-term operating leases are as follows (in thousands):

Fiscal year ending:	Real property	Machinery and equipment	Total
2016	$7,555	$947	$8,502
2017	6,484	390	6,874
2018	4,702	62	4,764
2019	3,552	15	3,567
2020	2,840	1	2,841
Thereafter	11,499	—	11,499
Total	$36,632	$1,415	$38,047

Certain of the leases contain provisions for rent escalation based primarily on increases in a specified Consumer Price Index, real estate taxes and operating costs incurred by the lessor. Rent expense was approximately $10.2 million, $9.8 million and $8.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Other

As of December 31, 2015, we had eight outstanding letters of credit totaling $1.6 million, which expire in 2016 through 2018. In addition, we have one outstanding performance bond for $0.6 million for a construction contract which was completed in 2015.

GP STRATEGIES CORPORATION
Notes to Consolidated Financial Statements

(14)	Quarterly Information (unaudited)

Our quarterly financial information has not been audited but, in management’s opinion, includes all adjustments necessary for a fair presentation.

(In thousands)	Three months ended				Year ended
2015	March 31	June 30	September 30	December 31	December 31
Revenue	$115,253	$125,665	$122,931	$126,431	$490,280
Gross profit	19,135	20,076	20,369	22,412	81,992
Net income	4,107	4,714	3,716	6,252	18,789

Earnings per share:
Basic	$0.24	$0.27	$0.22	$0.37	$1.10
Diluted	$0.24	$0.27	$0.22	$0.37	$1.09

2014
Revenue	$117,880	$134,918	$123,869	$125,200	$501,867
Gross profit	18,355	24,767	22,518	23,935	89,575
Net income	4,317	8,113	7,244	7,424	27,098

Earnings per share:
Basic	$0.23	$0.42	$0.38	$0.43	$1.45
Diluted	$0.22	$0.42	$0.37	$0.43	$1.43

The sum of the quarterly earnings per share amounts may not equal the total for the year due to the effects of rounding and dilution as a result of issuing common shares during the year.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A:    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2015 were effective.

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of internal control over financial reporting as of December 31, 2015 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013) (“COSO Framework”).  Based upon our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2015.

Our internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, whose report appears in Item 8.

(c) Changes in Internal Control over Financial Reporting

During the year ended December 31, 2015, there has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d—15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B:    Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

The additional information required by this item will be either set forth under the Election of Directors section in the Proxy Statement for the 2016 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 29, 2016.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange (“NYSE”), and to furnish us with such reports. Based solely on a review of copies of such reports for 2015, we believe that during 2015 all reports applicable to our officers, directors and greater than 10% beneficial owners were filed on a timely basis.

Item 11. Executive Compensation

The information required by this item will be either set forth under the Executive Compensation section in the Proxy Statement for the 2016 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 29, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The additional information required by this item will be either set forth under the Principal Stockholders and Security Ownership of Directors and Named Executive Officers sections in the Proxy Statement for the 2016 Annual Meeting of Stockholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 29, 2016.

Equity Compensation Plan information as of December 31, 2015

Plan category:
Equity compensation plans not approved by security holders:
(a) Number of securities to be issued upon exercise of outstanding options	65,550
(b) Weighted average exercise price of outstanding options	$13.19
(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in row (a))	—
Equity compensation plans approved by security holders:
(a) Number of securities to be issued upon exercise of outstanding options	45,000
(b) Weighted average exercise price of outstanding options	$16.51
(c) Number of securities remaining available for future issuance under equity compensation plans	874,275

For a description of the material terms of our stock-based compensation plans, see Note 10 to the Consolidated Financial Statements in Item 8 of this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be either set forth in the Certain Relationships and Related Transactions section of the Proxy Statement for the 2016 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 29, 2016.

Item 14. Principal Accounting Fees and Services

The information required by this item will be either set forth in the Ratification of Independent Registered Public Accounting Firm section of the Proxy Statement for the 2016 Annual Meeting of Shareholders and incorporated herein by reference or provided in an amendment to this Form 10-K to be filed no later than April 29, 2016.

Part IV

Item 15:         Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Report:

(1)	Financial Statements of GP Strategies Corporation and Subsidiaries (Part II, Item 8):

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets – December 31, 2015 and 2014

Consolidated Statements of Operations – Years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income – Years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Stockholders’ Equity – Years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows – Years ended December 31, 2015, 2014 and 2013

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

10.2
First Amendment, dated September 28, 2015, to Fourth Amended and Restated Financing and Security Agreement, dated September 2, 2014, by and between GP Strategies Corporation as Borrower and Wells Fargo Bank, National Association, as Lender. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation's Form 10-Q filed on October 29, 2015.

10.3	GP Strategies Corporation 2011 Stock Incentive Plan. Incorporated herein by reference to Appendix B of GP Strategies Corporation’s Definitive Proxy Statement filed on November 1, 2011.

10.4
1973 Non-Qualified Stock Option Plan of GP Strategies Corporation, as amended on December 28, 2006. Incorporated by reference to Exhibit 10.1 of GP Strategies Corporation’s Form 10-K for the year ended December 31, 2006.

10.5	GP Strategies Corporation 2003 Incentive Stock Plan. Incorporated herein by reference to Exhibit 4 of GP Strategies Corporation’s Form 10-Q for the quarter ended September 30, 2003.
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

10.23	Form of Performance-Based Restricted Stock Unit Agreement. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation's Form 10-Q filed on May 5, 2015.
10.24	Form of Time-Based Restricted Stock Unit Agreement. Incorporated herein by reference to Exhibit 10.2 of GP Strategies Corporation's Form 10-Q filed on May 5, 2015.
10.25	Cash Bonus Plan of GP Strategies Corporation, as amended on March 30, 2015. Incorporated herein by reference to Exhibit 10.3 of GP Strategies Corporation's Form 10-Q filed on May 5, 2015.
10.26
Lease Agreement, entered into as of February 28, 2013 by and between 70 CC, LLC, a Delaware limited liability company (“Landlord”) and GP Strategies Corporation, a Delaware corporation (“Tenant”). Incorporated herein by reference to Exhibit 10.1 to GP Strategies Corporation’s Form 8-K filed on March 5, 2013.

10.27
Securities Purchase Agreement, dated as of December 30, 2009, between GP Strategies Corporation and Sagard Capital Partners, L.P. Incorporated herein by reference to Exhibit 10.1 to GP Strategies Corporation’s Form 8-K filed December 31, 2009.

10.28
Amendment, dated December 30, 2011, to Securities Purchase Agreement, dated as of December 30, 2009, between GP Strategies Corporation and Sagard Capital Partners, L.P. Incorporated herein by reference to Exhibit 10.4 of GP Strategies Corporation’s Form 8-K filed on January 3, 2012.

10.29
Registration Rights Agreement, dated as of December 30, 2009, between GP Strategies Corporation and Sagard Capital Partners, L.P. Incorporated herein by reference to Exhibit 10.2 to GP Strategies Corporation’s Form 8-K filed December 31, 2009.

10.30	Code of Ethics Policy. Incorporated herein by reference to Exhibit 14.1 of GP Strategies Corporation’s Form 10-K for the year ended December 31, 2003.
10.31	Form of Indemnification Agreement. Incorporated herein by reference to Exhibit 10.1 of GP Strategies Corporation’s Form 8-K dated December 23, 2005.
10.32
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
101
The following materials from GP Strategies Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GP STRATEGIES CORPORATION

Dated: February 25, 2016	By	/s/ Scott N. Greenberg
Scott N. Greenberg
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Scott N. Greenberg
Scott N. Greenberg	Chief Executive Officer (Principal Executive Officer and Director)	February 25, 2016

/s/ Sharon Esposito-Mayer
Sharon Esposito-Mayer	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2016

/s/ Harvey P. Eisen
Harvey P. Eisen	Chairman of the Board of Directors	February 25, 2016

/s/ Jennifer E. Brown
Jennifer E. Brown	Director	February 25, 2016

/s/ Daniel M. Friedberg
Daniel M. Friedberg	Director	February 25, 2016

/s/ Marshall S. Geller
Marshall S. Geller	Director	February 25, 2016

/s/ Laura L. Gurski
Laura L. Gurski	Director	February 25, 2016

/s/ Richard C. Pfenniger, Jr.
Richard C. Pfenniger, Jr.	Director	February 25, 2016

/s/ A. Marvin Strait
A. Marvin Strait	Director	February 25, 2016